Form 10-Q
period 2001-07-31
CALAVO GROWERS INC
filed 2001-10-19
CIK 1133470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 333-59418

Calavo Growers, Inc.
(Exact Name of Registrant as Specified in its Charter)

California 33-0945304
(State or Other Jurisdiction of (IRS Employer Incorporation or Organization) Identification No.)

2530 Red Hill Avenue, Santa Ana, California 92705-5542 (Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (949) 223-1111

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ] Yes [X] No

As of October 9, 2001, the registrant had 9,967,000 shares of common stock, par value $.001 per share, issued and outstanding.

1 of 21

CALAVO GROWERS, INC.

2 of 21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

BALANCE SHEETS

	April 30, 2001	July 31, 2001

		(Unaudited)
Assets	$—	$—

Shareholder’s Equity:
Common Stock, Par Value $.001 Per Share, 100,000,000 Shares Authorized, 100 Shares Issued and Outstanding	$0.10	$0.10
Receivable from Parent Company	(0.10)	(0.10)

Total shareholder’s equity	$—	$—

The accompanying notes are an integral part of the balance sheets.

3 of 21

CALAVO GROWERS, INC.
NOTES TO BALANCE SHEET

1.	Background of Organization

Calavo Growers, Inc. (New Calavo) was incorporated on January 5, 2001 under the California General Corporation Law, for the purpose of effectuating the conversion of Calavo Growers of California and subsidiaries (Calavo) from a non-profit cooperative association that is organized under the California Food and Agricultural Code to a corporation organized under the General Corporation Law of California and subject to income taxes in accordance with Subchapter C of the Internal Revenue Code. The conversion of Calavo was achieved on October 9, 2001, in accordance with the terms of the Agreement and Plan of Merger and Reorganization between Calavo Growers, Inc. and Calavo Growers of California, dated February 20, 2001 (the Agreement). The Agreement provided for the holders of shares of common and preferred Calavo stock to receive an equivalent number of shares of New Calavo common stock. Concurrent with this exchange of securities, the original 100 shares of common stock held by Calavo were cancelled and the related receivable was forgiven. Finally, New Calavo and Calavo were merged with New Calavo emerging as the surviving entity, assuming all rights and obligations of the business of Calavo.

In the opinion of management, the accompanying unaudited financial statement of New Calavo includes all adjustments (consisting only of normal recurring items) necessary to present fairly New Calavo’s financial position as of July 31, 2001. During the three months ended July 31, 2001, New Calavo did not conduct business or activities other than in connection with the Agreement (related expenses are the responsibility of Calavo). The initial authorized capital stock of New Calavo consists of 100,000,000 shares of common stock, par value $0.001 per share. As of July 31, 2001, New Calavo had one hundred shares issued and outstanding. The shares were issued to Calavo and were unpaid. Accordingly, through the conversion date, New Calavo remained a wholly-owned subsidiary of Calavo.

2.	Summary of Significant Account Policies

New Calavo has generally adopted all accounting policies of Calavo, with the exception of those items unique to agricultural marketing cooperatives specified in Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives. Changes in accounting policies as a result of the conversion include the change in tax status, accounting for member inventory, which will be recorded at the lower of cost or market, and certain line items in the statement of operations that will be reclassified. As result of these reclassifications, New Calavo will include net proceeds distributed for member fruit, change in members’ fresh fruit inventories, processing, packing and cost of non-member fruit and freight and handling in cost of sales.

4 of 21

CALAVO GROWERS OF CALIFORNIA AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31, 2001
	2000	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$1,492,000	$1,539,000
Accounts receivable, net of allowance for doubtful accounts of $68,000 (2001) (unaudited) and $49,000 (2000)	21,632,000	19,302,000
Inventories, net	7,726,000	12,554,000
Prepaid expenses and other current assets	1,326,000	2,678,000
Advances to suppliers	—	3,506,000
Loans to growers	1,086,000	699,000
Income tax receivable	—	995,000
Deferred income taxes	537,000	537,000

Total current assets	33,799,000	41,810,000
Property, Plant, and Equipment, net	9,044,000	9,647,000
Investment Held to Maturity	1,590,000	1,817,000
Other Assets	2,052,000	2,335,000

	$46,485,000	$55,609,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Payable to members	$4,726,000	$12,913,000
Trade accounts payable	2,867,000	2,120,000
Accrued expenses	2,791,000	2,813,000
Short-term borrowings	8,985,000	11,400,000
Current portion of long-term obligations	501,000	512,000

Total current liabilities	19,870,000	29,758,000
Long-Term Liabilities:
Long-term obligations, less current portion	3,820,000	3,366,000
Deferred income taxes	360,000	360,000

Total long-term liabilities	4,180,000	3,726,000
Commitments and Contingencies
Shareholders’ Equity:
Redeemable preferred stock, $1 par value: 10,000,000 shares authorized: 57,000 (2001) (unaudited) and 47,000 (2000) shares issued and outstanding	47,000	57,000
Common stock, $1 par value: 10,000,000 shares authorized:
9,907,000 (2001) (unaudited) and 9,867,000 (2000) shares issued and outstanding	9,867,000	9,907,000
Additional paid-in capital	156,000	192,000
Unallocated retained earnings	12,365,000	11,969,000

Total shareholders’ equity	22,435,000	22,125,000

	$46,485,000	$55,609,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

5 of 21

CALAVO GROWERS OF CALIFORNIA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND MEMBER PROCEEDS

	9 Months Ended July 31,		3 Months Ended July 31,

	2000	2001	2000	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$158,008,000	$152,056,000	$64,716,000	$60,342,000
Costs and expenses:
Processing, packing, and costs of nonmember fruit	52,644,000	63,122,000	17,321,000	18,388,000
Marketing and distribution	5,857,000	5,239,000	2,173,000	2,025,000
Freight and handling	5,092,000	6,580,000	1,764,000	2,292,000
General and administrative	4,286,000	4,117,000	1,575,000	1,156,000

Total costs and expenses	67,879,000	79,058,000	22,833,000	23,861,000

Operating proceeds and nonmember operating income	90,129,000	72,998,000	41,883,000	36,481,000
Interest income	381,000	176,000	290,000	44,000
Interest expense	(769,000)	(563,000)	(418,000)	(145,000)
Other income	186,000	680,000	36,000	167,000
Increase (decrease) in members’ fresh fruit inventories	1,592,000	3,751,000	(1,191,000)	453,000

Operating proceeds and nonmember income before income tax provision	91,519,000	77,042,000	40,600,000	37,000,000
Income tax provision	1,938,000	823,000	838,000	381,000

Net proceeds available for distribution and nonmember net income	89,581,000	76,219,000	39,762,000	36,619,000
Net proceeds distributed for member fruit	(84,419,000)	71,642,000)	(36,785,000)	(33,273,000)
Under distribution to members	(1,097,000)	(3,732,000)	(1,260,000)	(3,418,000)

Net income (loss) from nonmember products	$4,065,000	$845,000	$1,717,000	$(72,000)

Weighted-average shares outstanding, basic and diluted	9,838,000	9,957,000	9,838,000	9,963,000

Basic and diluted net income (loss) per share from nonmember products	$0.41	$0.08	$0.17	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

6 of 21

CALAVO GROWERS OF CALIFORNIA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Unallocated
					Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, October 31, 2000	47,000	$47,000	9,867,000	$9,867,000	$156,000	$12,365,000	$22,435,000
Issuance of stock (unaudited)			50,000	50,000	36,000		86,000
Conversion of common stock to preferred stock (unaudited)	10,000	10,000	(10,000)	(10,000)	—		—
Under distribution to members (unaudited)						3,732,000	3,732,000
Net income from nonmember products (unaudited)						845,000	845,000
Dividend to shareholders (unaudited)						(4,973,000)	(4,973,000)

Balance, July 31, 2001 (unaudited)	57,000	$57,000	9,907,000	$9,907,000	$192,000	$11,969,000	$22,125,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

7 of 21

CALAVO GROWERS OF CALIFORNIA AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	July 31, 2000	July 31, 2001
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net income from nonmember products	$4,065,000	$845,000
Adjustments to reconcile net income from nonmember products to net cash provided by operating activities:
Depreciation and amortization	1,252,000	1,432,000
Under distribution to members	1,097,000	3,732,000
Provision for losses on accounts receivable	328,000	68,000
Gain on settlement of insurance claim	—	(305,000)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	652,000	1,026,000
Inventories, net	(5,529,000)	(4,828,000)
Advances to suppliers	(3,781,000)	(1,118,000)
Income tax receivable	1,161,000	(995,000)
Prepaid expenses and other current assets	290,000	(452,000)
Loans to growers	(847,000)	387,000
Payable to members	7,360,000	8,187,000
Trade accounts payable and accrued expenses	(2,197,000)	(725,000)
Other assets	(563,000)	(283,000)

Net cash provided by operating activities	3,288,000	4,919,000
Cash Flows from Investing Activities:
Proceeds from settlement of insurance claim		305,000
Acquisitions of property, plant, and equipment	(606,000)	(1,982,000)
Purchase of investments	(365,000)	(227,000)

Net cash used in investing activities	(971,000)	(1,904,000)
Cash Flows from Financing Activities:
Dividend to shareholders	(1,180,000)	(4,973,000)
Proceeds from short-term borrowings, net	885,000	2,415,000
Proceeds from issuance of capital stock	—	86,000
Payments on long-term obligations	(789,000)	(496,000)
Retirement of common stock and member privileges	(5,000)	—
Proceeds from issuance of treasury stock	1,000	—

Net cash used in financing activities	(1,088,000)	(2,968,000)

Net increase in cash and cash equivalents	1,229,000	47,000
Cash and cash equivalents, beginning of period	1,458,000	1,492,000

Cash and cash equivalents, end of period	$2,687,000	$1,539,000

Supplemental Information-
Cash paid during the year for:
Interest	$542,000	$641,000

Income taxes	$696,000	$2,015,000

Noncash Investing and Financing Activities;
Conversion of common stock to preferred stock	$49,000	$10,000

Acquisition of equipment under capital lease	$0	$53,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

8 of 21

CALAVO GROWERS OF CALIFORNIA AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation and Significant Accounting Policies

Calavo Growers of California and subsidiaries (Calavo or the Cooperative) is an agricultural marketing cooperative association organized for the purpose of processing and marketing avocados delivered by its members, and processing and marketing nonmember products. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements of Calavo include all adjustments (consisting only of normal recurring items) necessary to present fairly the Cooperative’s financial position as of July 31, 2001 and October 31, 2000, its results of operations for the quarter and nine months ended July 31, 2001 and 2000, and its cash flows for the nine months ended July 31, 2001 and 2000. For a summary of significant accounting policies used in the preparation of these financial statements, refer to Note 1 to the Consolidated Financial Statements of Calavo Growers of California that are contained in Amendment No. 3 to the Registration Statement on Form S-4, File No. 333-59418, filed by Calavo Growers, Inc. (New Calavo) with the Securities and Exchange Commission on August 31, 2001(the Registration Statement).

Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year. The Cooperative’s operations are sensitive to a number of factors including weather-related phenomena, timing and volume of fruit deliveries, industry volumes, prices, quality and costs. For additional information on market risks and related matters affecting the Cooperative’s financial position and results of operations, refer to the Registration Statement.

Certain prior period amounts have been reclassified to conform to the July 31, 2001 presentation.

2.	Conversion to a For-profit Corporation

New Calavo filed the Registration Statement to facilitate the conversion of Calavo from a marketing cooperative to a for-profit corporation. On September 7, shareholders of Calavo were mailed a Proxy Statement/Prospectus seeking their approval for the conversion. On October 9, 2001, subsequent to the approval of the shareholders, the Board of Directors voted to proceed with the transaction and consummate the conversion.

The interim condensed consolidated financial statements have been prepared on the same basis as financial statements previously filed by Calavo in the Registration Statement and report the results of operations and financial position of the Cooperative in accordance with Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives.

The completion of the transaction and conversion to a for-profit corporation was completed effective October 9, 2001. Consequently, all net income generated by New Calavo subsequent to the conversion is now subject to taxation. Furthermore, the Board of Directors may elect not to approve the payment of patronage and non-member dividends. If no dividends are paid out to former members of Calavo by July 15, 2002, New Calavo will be required to record an additional tax provision relating to undistributed member net income. Management anticipates that the Board of Directors will not approve a cash dividend. This will result in a tax provision being recognized in the 4th quarter of fiscal 2001.

3.	Information Regarding the Cooperative’s Operations in Different Segments

The Cooperative offers for sale a wide range of member- and nonmember-sourced food products. These products have been separated into three principal segments of business based on the Cooperative’s management structure and information used by the president to measure performance and allocate resources. The member avocado segment includes all operations that involve the distribution of member avocados. The nonmember perishable product segment includes both operations related to distribution of fresh avocados from nonmembers and distribution of other nonavocado fruits. The processed products segment represents all operations related to the purchase, manufacturing, and distribution of processed avocado products. Those costs that can be specifically identified with a particular product line are charged directly to that product line. The Cooperative does not allocate specific assets to these segments.

9 of 21

3.	Information Regarding the Cooperative’s Operations in Different Segment

(All amounts are presented in thousands)

		Nonmember
	Member	Perishable	Processed
Nine Months ended July 31, 2001 (Unaudited)	Avocados	Products	Products	Total

Net Sales	$86,821	$45,812	$19,423	$152,056
Costs and expenses:
Processing, packing, and cost of nonmember fruit	8,902	42,020	12,200	63,122
Marketing and distribution	1,543	1,010	2,686	5,239
Freight and handling	2,429	1,994	2,157	6,580
General and administrative	2,554	878	685	4,117

Total costs and expenses	15,428	45,902	17,728	79,058

Operating proceeds and nonmember operating income (loss)	71,393	(90)	1,695	72,998
Interest income (expense), net	80	(133)	(334)	(387)
Other income	151	64	465	680
Increase in members’ fresh fruit inventories	3,751			3,751

Operating proceeds and nonmember income before income tax provision	75,375	(159)	1,826	77,042
Income tax provision	1	136	686	823

Net proceeds available for distribution and nonmember net income	75,374	(295)	1,140	76,219
Net proceeds distributed for member fruit	(71,642)			(71,642)
Under distribution to members	(3,732)			(3,732)

Net income (loss) from nonmember products	$0	$(295)	$1,140	$845

		Nonmember
	Member	Perishable	Processed
Nine Months ended July 31, 2000 (Unaudited)	Avocados	Products	Products	Total

Net Sales	$96,801	$40,559	$20,648	$158,008
Costs and expenses:
Processing, packing, and cost of nonmember fruit	7,354	34,961	10,329	52,644
Marketing and distribution	1,494	1,115	3,248	5,857
Freight and handling	1,365	2,186	1,541	5,092
General and administrative	2,776	522	988	4,286

Total costs and expenses	12,989	38,784	16,106	67,879

Operating proceeds and nonmember operating income	83,812	1,775	4,542	90,129
Interest income (expense), net	14	(119)	(283)	(388)
Other income	99	54	33	186
Increase in members’ fresh fruit inventories	1,592			1,592

Operating proceeds and nonmember income before income tax provision	85,517	1,710	4,292	91,519
Income tax provision	1	517	1,420	1,938

Net proceeds available for distribution and nonmember net income	85,516	1,193	2,872	89,581
Net proceeds distributed for member fruit	(84,419)			(84,419)
Under distribution to members	(1,097)			(1,097)

Net income from nonmember products	$0	$1,193	$2,872	$4,065

10 of 21

		Nonmember
	Member	Perishable	Processed
Three Months ended July 31, 2001 (Unaudited)	Avocados	Products	Products	Total

Net Sales	$42,198	$10,878	$7,266	$60,342
Costs and expenses:
Processing, packing, and cost of nonmember fruit	3,598	9,921	4,869	18,388
Marketing and distribution	519	379	1,127	2,025
Freight and handling	1,187	436	669	2,292
General and administrative	717	238	201	1,156

Total costs and expenses	6,021	10,974	6,866	23,861

Operating proceeds and nonmember operating income	36,177	(96)	400	36,481
Interest income (expense), net	31	(22)	(110)	(101)
Other income	31	4	132	167
Increase in members’ fresh fruit inventories	453			453

Operating proceeds and nonmember income before income tax provision	36,692	(114)	422	37,000
Income tax provision	1	241	139	381

Net proceeds available for distribution and nonmember net income	36,691	(355)	283	36,619
Net proceeds distributed for member fruit	(33,273)			(33,273)
Under distribution to members	(3,418)			(3,418)

Net income (loss) from nonmember products	$0	$(355)	$283	$(72)

		Nonmember
	Member	Perishable	Processed
Three Months ended July 31, 2000 (Unaudited)	Avocados	Products	Products	Total

Net Sales	$44,491	$12,929	$7,296	$64,716
Costs and expenses:
Processing, packing, and cost of nonmember fruit	3,129	11,071	3,121	17,321
Marketing and distribution	519	327	1,327	2,173
Freight and handling	669	706	389	1,764
General and administrative	953	180	442	1,575

Total costs and expenses	5,270	12,284	5,279	22,833

Operating proceeds and nonmember operating income	39,221	645	2,017	41,883
Interest income (expense), net	9	(25)	(112)	(128)
Other income	6	17	13	36
Increase in members’ fresh fruit inventories	(1,191)			(1,191)

Operating proceeds and nonmember income before income tax provision	38,045	637	1,918	40,600
Income tax provision		209	629	838

Net proceeds available for distribution and nonmember net income	38,045	428	1,289	39,762
Net proceeds distributed for member fruit	(36,785)			(36,785)
Under distribution to members	(1,260)			(1,260)

Net income from nonmember products	$0	$428	$1,289	$1,717

	October 31	July 31,
	2000	2001

		(Unaudited)
4. Inventories
Members:
Packaging Supplies	$732,000	$819,000
Fresh Fruit	697,000	4,448,000

	1,429,000	5,267,000
Nonmember:
Fresh fruit, packaging supplies, and ingredients	1,431,000	830,000
Finished Goods	4,866,000	6,457,000

	6,297,000	7,287,000

Total	$7,726,000	$12,554,000

As of July 31, 2000 and 2001, the reserve for obsolescence is approximately $30,000 and $5,000.

11 of 21

5.	Other Income

Other income includes a gain on insurance proceeds of $343,000 in the first nine months of fiscal 2001 and $129,000 in the three months ended July 31, 2001. Settlement will continue for several more months with the insurance carrier.

6.	Related-Party Transactions

Sales of papaya, on behalf of an entity owned by the chairman of the Board of Directors, amounted to $2,376,000 and $1,488,000 for the nine months ended July 31, 2001 and 2000 (unaudited). Included in trade accounts payable and accrued expenses were $323,000 and $163,000 at July 31, 2001 and 2000, due to the above entity.

7.	Sales by Product Category for the nine months ended July 31.

	2000	2001

California avocados-members	$92,373,000	$81,014,000
California avocados-nonmembers	12,610,000	15,131,000
Chilean avocados	8,768,000	10,600,000
Mexican avocados	11,166,000	12,334,000
New Zealand avocados	2,157,000	951,000
Miscellaneous purchased avocados	975,000	844,000
Papayas	1,488,000	2,379,000
Mangos	0	90,000
Others	0	41,000

	37,164,000	42,370,000
Processed- food service	19,978,000	19,229,000
Processed- retail and club	4,373,000	4,187,000

	24,351,000	23,416,000
Total fruit and product sales	153,888,000	146,800,000
Freight and other charges	8,074,000	9,598,000

Total sales	161,962,000	156,398,000
less sales incentives	3,954,000	4,342,000

Net sales	$158,008,000	$152,056,000

12 of 21

Part I- Item 2.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Report Act of 1995 relating to matters such as our business plan or our anticipated revenues, expenses, earnings, liquidity, capital resources and other matters. Forward-looking statements frequently can be identified by the use of terms such as “expect,” “estimate,” “may,” “should,” “will,” “believe,” “anticipate,” “intend” or comparable terms.

The forward-looking statements in this Report on Form 10-Q involve known and unknown risks, uncertainties, and other factors that may cause our actual results to be materially different from the results that are expressed or implied by the forward-looking statements and, therefore, undue reliance should not be placed on the statements. Such risks, uncertainties and other factors include, without limitation, (1) the effect of increasing competition, (2) the risks of doing business internationally, (3) the risk that we may be unable to obtain a sufficient supply of avocados, (4) quarterly fluctuations in revenues, (5) the risks that are inherent in farming, such as a reduction in market prices of our products, adverse weather and growing conditions and new governmental regulations regarding farming and marketing of agricultural products, and (6) the other risks that are discussed in the “Risk Factors” section and other sections of our Registration Statement on Form S-4, File No. 333-59418, that we filed with the Securities and Exchange Commission (the Registration Statement) and in our other filings with the Securities and Exchange Commission.

Overview

There was an increase in pounds delivered by California growers of avocados in the nine months ended July 31, 2001 (an increase of 32%) as compared to the nine months ended July 31, 2000. Sales value was down by 10%, which is an indication of strong consumer demand, with slightly lower per unit selling prices. Costs of packing and processing increased with the volume increase. A reduction in the Mexican- grown avocados resulted in an increase in the cost of fruit which lowered profits or increased losses for both the Nonmember Perishable products and the Processed products. The strong U.S. consumer demand also benefited the nonmember segment. The slowdown in the U.S. economy has not had a major impact on sales through July 31, 2001. The recent acceleration in the economic slowdown which will be further affected by the September 11th terrorist attacks will have some negative impact on future sales, but it is too early to forecast these changes. We anticipate the imports of Chilean and Mexican avocados will continue unrestricted for the balance of the year. The Asian economy slowdown has reduced sales of Mexican avocados, with volume off by 37%.

The conversion from a marketing cooperative to a for-profit company is complete. The transaction has been registered with the SEC and the members have voted in favor of the conversion. The results of the voting were approved by the Board of Directors on October 3, 2001 followed by the filing of the necessary documents. The conversion was completed on October 9, 2001.

Nine Months Ended July 31, 2001 Compared to the Nine Months Ended July 31, 2000.

Net Sales

Net sales decreased 3.8% from $158.0 million(2000) to $152.1 million (2001).

Member Avocados Segment. Member avocados sales dollars, net of allowance, decreased 10.3% from $96.8 million to $86.8 million. The current year’s crop increased by 30.7 million pounds, or 32.6%, from 2000 to 2001. It is normal for sales dollars to decline in the face of an increase in supply. This year’s harvest includes a slight increase in less than number one grade fruit and a one-size smaller harvest. This further reduced the market value of the fruit, but did not change the cost relationship by a major factor. Promotional allowances increased slightly from 2000 to 2001 to stimulate sales demand for the increased supply.

Nonmember Perishable Products Segment. Sales increased by 12.8% from $40.6 million to $45.8 million. Higher sales of nonmember California avocados, Mexican avocados and papayas were the drivers of this increase. New Zealand sales were down due to earlier receipts being sold in the prior year. New Zealand will not start shipping until late September, 2001 which will be sold in the fourth quarter of the current year. The increase in California deliveries was the result of a higher crop and a more aggressive non-member purchase program.

Processed Segment. Sales were down by 5.9% from $20.6 million to $19.4 million in 2001. The food service portion declined slightly by 3.9%. Total pounds sold was almost unchanged. Heavier promotion allowances and the loss of a major club/warehouse customer accounted for most of the sales decline.

13 of 21

Processing and Packing Costs

Processing and packing costs increased from $52.6 million to $63.1 million or 20.0%.

Member Avocados Segment. The costs of packing and processing, and freight and handling increased by 30.0% which is fairly comparable with the volume increase.

Nonmember Perishable Products Segment. Costs increased by 18.5%. The major cost increase was in the acquisition cost of Mexican fruit for fresh packing. The reduced size of the crop and grower control on fruit harvest resulted in higher field prices in Mexico. The other commodities are mainly sold under a consignment contract with the cost of processing generally being the contracted percentage of sales being paid back to the consignor.

Processed Segment. These costs increased by 18.1% which is largely the above mentioned higher fruit costs for Mexican avocados. This reduced gross margins for the period.

Marketing and Distribution Costs

Marketing and distribution costs decreased by 10.6% from $5.9 million to $5.2 million. Most of the decrease was in the Processed segment with a decrease in the sales staffing costs and reduced advertising costs.

Freight and Handling Costs

Freight and handling costs increased from $5.1 million to $6.6 million or 29.2%. The major reason was the increase in Member costs which increased by 78.0% due to a higher freight to customers and Processed freight and storage costs which increased by 40.0%.

General and Administrative Costs

General and administrative costs decreased from $4.3 million to $4.1 million due to a lower level of performance-based compensation being earned. The costs of the conversion from a cooperative into a for-profit company in the current year are $0.3 million year-to-date. These costs will continue into the fourth quarter.

Interest

These costs are almost equal year to year. The average daily borrowings increased, but the effective cost of funds has decreased due mainly to actions of the Federal Reserve Board.

Other Income

Other income increased due to the receipt of insurance proceeds on damage sustained at a processing plant. This amounted to $343,000, net of identified expenses incurred through July 31, 2001.

Provision for Taxes

For the nine months ended July 31, 2001 Calavo has recorded a provision for income taxes related to nonmember income. New Calavo will be subject to taxation with respect to all of its operations. Furthermore, if the Board of Directors elects to not declare a patronage dividend with respect to Calavo's operations of its member business prior to the conversion, New Calavo will be required to provide for an additional tax provision for Calavo's nonmember net income. Management anticipates that the Board of Directors will not declare a patronage dividend and will therefor record a tax provision related to member income in the fourth quarter of fiscal 2001.

Net Proceeds Distributed

Net proceeds distributed decreased from $84.4 million to $71.6 million or a decrease of 15.1%. A surplus has been generated by the retains deducted from sales proceeds being in excess of the actual costs. This was planned with the high crop deliveries in the second and third quarter offsetting the lower deliveries in the first and forecasted fourth quarter.

Share Transactions

During the third quarter ended July 31, 2001, the share transactions among shareholders in shares of common stock were:

Low	$1.00 per share on 14,706 shares.
Average	$2.42 per share on 56,876 shares.
High	$6.00 per share on 7,000 shares.

14 of 21

Three Months Ended July 31, 2001 Compared to the Three Months Ended July 31, 2000.

Net Sales

Net sales decreased from $64.7 million to $60.3 million or 6.7%.

Member Avocados Segment. Member sales dollars, net of allowances, decreased 5.1% with an increase in pounds harvested of 26.5%. This is a result of strong consumer demand. It is normal for sales dollars to decline in the face of an increase in supply.

Nonmember Perishable Products Segment. Sales decreased from $12.9 million to $10.9 million, or 15.5%, with lower Mexican sales and lower California nonmember avocado sales. The higher fruit costs in Mexico made this product too high priced to be either profitable or acceptable to non-US markets.

Processed Segment. Sales were down by 0.4% with lower food service sales somewhat offset by higher retail sales.

Processing and Packing Costs

Processing and packing costs increased from $17.3 million to $18.4 million, or 6.4%.

Member Avocados Segment. The costs of packing and processing, and freight and handling increased by 26.0% with a 26.5% increase in pounds delivered.

Nonmember Perishable Products Segment. Costs decreased from $ 12.3 million to $11.0 million or 10.6%. The lower sales volume in Mexican avocados led to a reduction in Mexican costs of packing as did the lower sales volume in Californian nonmember avocados.

Processed Segment. These costs increased by 30.0% or $1.6 million. This is primarily due to fruit costs for Mexican avocados. During the third quarter of fiscal 2001, the processing plant was closed due to the high cost of fruit and to allow for normal annual maintenance. The absorption of the overhead increased the costs of processing.

Marketing and Distribution Costs

Marketing and distribution costs decreased by 6.7% from $2.2 million to $2.0 million. Processed portion decreased by $0.2 million which accounted for the reduction.

Freight and Handling Costs

Freight and handling costs increased from $1.8 million to $2.3 million or 29.9%. The major reason was the increase in member costs from $0.7 million to $1.2 million which is impacted by the higher crop size.

General and Administrative Costs

General and administrative costs decreased from $1.6 million to $1.2 million which reflects lower compensation being earned. The costs of the conversion from a cooperative to a for-profit company of $75,000 are included in the current quarter. These costs will continue into the fourth quarter.

Interest

These costs are almost equal year to year. The average daily borrowings increased, but the effective cost of funds has decreased due mainly to actions of the Federal Reserve Board.

Other Income

Other income did not materially change from period to period.

Provision for Taxes

Calavo has recorded a provision for taxes on its nonmember income. There was a year-to-date adjustment in the third quarter to reflect the actual liability per tax returns filed for the prior year. The adjustment principally relates to a change in allocation of certain expenses and income for financial reporting and tax purposes.

15 of 21

Net Proceeds Distributed

Net proceeds distributed decreased from $36.8 million to $33.3 million or 9.5%. A surplus has been generated by the retains deducted from sales proceeds being in excess of the actual costs This was planned with the high crop deliveries in the second and third quarters offsetting the lower deliveries in the first and forecasted fourth quarters.

Impact of Recently Issued Accounting Pronouncements

Emerging Issue Task Force (EITF) Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Product, addresses whether consideration from a vendor to a reseller of the vendor’s products is an adjustment of the selling prices of the vendor’s products or a cost incurred by the vendor for assets or services received from the reseller. EITF Issue No. 00-25 gives guidance as to the classification of slotting fees and cooperative advertising arrangements that are part of Calavo’s promotional allowance program. The guidance provides that consideration paid by a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor’s products except when (a) the vendor receives an identifiable benefit that is sufficiently separable from the recipient’s purchase of the vendor’s products, and (b) the vendor can reasonably identify the fair value of the benefit. Calavo’s slotting and cooperative advertising arrangements do not meet the conditions identified in the guidance that would provide for classification of such consideration as cost of marketing and distribution. Slotting fees paid by Calavo are not sufficiently separable to meet the first condition nor do advertising allowances provided to resellers of Calavo’s products require the reseller to provide sufficient evidential matter to identify the benefit. EITF Issue No. 00-25 is required to be adopted by Calavo no later than February 1, 2002.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective immediately and SFAS No. 142 will be effective January 2002. The new standards are not expected to have a significant impact on our financial statements.

Liquidity and Capital Resources

Working capital decreased from $13.9 million to $12.1 million as of October 31, 2000 verses July 31, 2001. The seasonal advances to suppliers of avocados started in the third quarter and will continue for the next several months. These will be offset against amounts due the suppliers as soon as the product has been sold. Cash provided by operating activities was $4.9 million with most of this provided by member and nonmember net income- $4.6 million. Cash used in investing activities was $1.9 million which is mainly capital projects. The largest project was a new software system purchased and installed in July 2001. This system is an integrated order entry, inventory, sales reporting system. A purchase of US treasury bonds for the bond sinking fund used cash of $0.2 million. Cash used in financing activities was $3.0 million. The payment of the dividend in January, 2001 was $5.0 million. Long-term borrowings were paid down by $0.5 million.

There were no major commitments for capital projects at July 31, 2001.

Calavo had borrowed $11.4 million on July 31, 2001 against its seasonal borrowing lines of $26.5 million.

Anticipated Effect of the Conversion to a For-profit Corporation

Management anticipates that the Board of Directors will not declare a patronage dividend for fiscal year 2001. The patronage income for fiscal 2001 will then be subject to taxation. New Calavo will record a tax provision of $1.5 million relative to the results of operations for the nine month period ended July 31, 2001.

The Company will also report the members’ inventory using the lower of cost or market value instead of the net realizable value method used by marketing cooperatives. This adjustment will be made at October 31, 2001. The impact is unknown at this time.

Part I- Item 3.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There is no change in Calavo’s position on US treasury bonds held in an irrevocable trust to be used solely for the satisfaction of scheduled payments of interest and principal relating to Calavo’s industrial revenue development revenue bonds.

Calavo was not party to any derivative instruments during fiscal 2000 or the nine months ended July 31, 2001. The Mexican peso has had recent negative movement, but with the September 11 incident, the peso has weakened against the dollar. A weaker peso is to Calavo’s advantage in purchasing fruit in Mexico. Given the recent political and international situation, it is difficult to project the trend in peso/dollar rates. There are no other major currency risks to Calavo.

16 of 21

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

$86,000 of common shares were issued in the nine months ended July 31, 2001.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The members of Calavo Growers of California were mailed the Proxy Statement/Prospectus with a ballot to approve the change to a for-profit company on September 7, 2001. The results of the voting was favorable to proceed with the conversion for all shares, including common and preferred shares.

	Total	Common Shares	Preferred Shares

Vote in Favor	984	943	41
Vote Against	95	93	2
Abstentions	59	57	2
Did Not Vote	536	496	40

17 of 21

Item 5. Other Information.

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

The following Unaudited Pro Forma Condensed Combined Financial Statements for New Calavo give effect to the merger with Calavo. These statements should be read in conjunction with the Registration Statement, including Management Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Registration Statement.

Unaudited Pro Forma Condensed Combined Balance Sheet
as of July 31, 2001.
(in thousands)

	Historical New	Historical	Pro forma
	Calavo	Calavo	adjustments		Pro Forma

ASSETS
Cash and cash equivalents		$1,539			$1,539
Accounts receivable, net		19,302			$19,302
Inventories, net		12,554			$12,554
Prepaid expenses and other current assets		2,678			$2,678
Advances to suppliers		3,506			$3,506
Loans to growers		699			$699
Income tax receivable		995			$995
Deferred income taxes		537			$537

Total current assets		41,810			$41,810
Property, plant and equipment, net		9,647			$9,647
Investments held to maturity		1,817			$1,817
Other assets		2,335			$2,335

		55,609			$55,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Payable to members		12,913	$(12,913	)(3)	$—
Trade accounts payable and accrued expenses		4,933	12,913	(3)	$17,846
Short-term borrowings		11,400			$11,400
Current portion of long-term obligations		512			$512

Total current liabilities		29,758			$29,758
Long-term obligations, less current portion		3,366			$3,366
Deferred income taxes		360			$360

Total long-term liabilities		3,726			$3,726
Shareholders’ Equity
Redeemable preferred stock		57	(57	)(4)	$—
Common stock	$1	9,907	(1	)(4)
			(9,907	)(4)
			10	(4)	$10
Additional paid-in capital		192	9,954	(4)	$10,146
Retained earnings		11,969			$11,969
Receivable from shareholder	(1)	—	1	(5)	$0

Total shareholders’ equity	—	$22,125			$22,125

	$—	$55,609	—		$55,609

See accompanying notes to Unaudited Pro Forma Condensed Combined Financial Statements.

18 of 21

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

Unaudited Pro Forma Condensed Statement of Operations
Nine month period ended July 31, 2001
(In thousands, except per share amounts)

	Historical New	Historical	Pro Forma
	Calavo	Calavo	Adjustments			Pro Forma

Net Sales	$—	$152,056	$			$152,056
Cost of sales				75,374	(6)
				(3,751	)(6)
				69,645	(7)	141,268

Gross margins						10,788
Operating expenses		79,058		(69,645	)(7)	9,413
Operating income / Operating proceeds and nonmember operating income before income tax provision		72,998		71,623		1,375
Other income		293				293
Increase in member fresh fruit inventories		3,751		(3,751	)(6)	—

Income before income tax provision		77,042		75,374		1,668
Income tax provision		823				823

Net proceeds distributed to members		(75,374)		75,374	(6)	—

Net income		$845				$845

Basic and diluted net income per share		$0.08				$0.08

Basic and diluted weighted average shares outstanding		9,957				9,957

See accompanying Notes to Unaudited Pro Forma Condensed Combined Financial Statements.

19 of 21

Notes to the Unaudited Pro Forma Condensed Combined Financial Statements

Pro forma adjustments for the unaudited pro forma condensed combined balance sheet as of July 31, 2001 and for the unaudited statements of operations for the nine months ended July 31, 2001 are as follows:

(1)	Calavo reports its financial information on the basis of an October 31 fiscal year. New Calavo was incorporated on January 5, 2001. The Unaudited Pro Forma Condensed Combined Financial Statements for the nine months ended July 31, 2001 include Calavo’s historical results of operations for the nine months ended July 31, 2001, and do not include any operations of New Calavo as its operations will not commence until after the proposed merger is consummated. The Unaudited Pro Forma Condensed Combined Balance Sheet includes the historical balance sheet of Calavo as of July 31, 2001 and the historical balance sheet of New Calavo as of July 31, 2001.

(2)	No adjustment has been provided to adjust the inventory balance from net realizable value to the lower of cost or market. Historically, Calavo has accounted for its grower member inventory at net realizable value in its consolidated financial statements. Valuation of inventory at net realizable value is defined as the estimated selling prices of the inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. New Calavo will account for the cost to procure fruit from Calavo’s grower members at the lower of cost or market.

Upon the completion of the conversion, New Calavo will begin to operate the member business on a for-profit basis in accordance with the proposed marketing agreements, which will govern how it purchases and sells growers’ avocados. These proposed marketing agreements will allow New Calavo to retain a portion of the proceeds from the sale of the growers’ avocados to cover expenses and retain a profit. We are unable to determine what, if any, profit will be retained by New Calavo in future periods in accordance with the proposed marketing agreements. Furthermore, it has been the practice of Calavo to remit back to member growers all of the net proceeds from the sale of the fruit. Accordingly, we have concluded that there is an insufficient factually supportable basis to determine the historical cost of the fruit procured from member growers on a pro forma basis in a manner consistent with the terms of the proposed marketing agreements. However, upon completion of the conversion, New Calavo will account for the cost of all avocados procured under the terms of the proposed marketing agreements and record inventory at the lower of cost or market.

(3)	Represents the reclassification of a payable to a growers balance maintained by Calavo as an agricultural cooperative to a trade accounts payable as a commercial corporation.

(4)	Represents the exchange of 9,907,000 and 57,000 shares of Calavo common and preferred stock (par value $1.00) for 9,964,000 shares of New Calavo common stock (par value $0.001) and the corresponding increase in additional paid-in capital.

(5)	Represents the forgiveness of a note receivable from New Calavo’s parent and the cancellation of all shares of New Calavo common stock.

(6)	Represents the reclassification of proceeds distributed to growers and other related accounts maintained by Calavo as an agricultural cooperative to cost of goods sold consistent with operations as a commercial corporation.

(7)	Represents various costs and expenses presented by Calavo in accordance with industry standards for agricultural cooperatives and reclassifies such amounts as cost of goods sold. Costs reclassified include the cost of the fruit and associated production, freight and handling and packaging costs to ready the fruit for sale.

(8)	No adjustment has been provided for incremental income taxes that may be incurred as a result of operating Calavo’s member business on a for-profit basis. Calavo has generally been exempt from state and federal income taxes when conducting business with its grower members and therefore income taxes have only been provided to the extent that the operations were derived from Calavo’s nonmember business. Upon the completion of the conversion, New Calavo will begin to operate the member business on a for-profit basis in accordance with the proposed marketing agreements, which will govern how it purchases and sells growers’ avocados. These proposed marketing agreements will allow New Calavo to retain a portion of the proceeds from the sale of the growers’ avocados to cover estimated expenses and retain a profit. We are unable to determine what, if any, profit will be retained by New Calavo in future periods in accordance with the proposed marketing agreements. Furthermore, Calavo has historically distributed all of the net proceeds from the sale of fruit to its members. Accordingly, we have concluded that there is an insufficient factually supportable basis to adjust the unaudited pro forma condensed combined financial statements to include a gross profit and a related adjustment to provide for income taxes. However, upon completion of the conversion, New Calavo will be subject to income tax consequences resulting from its operations of Calavo’s member business and will also record inventory at the lower of cost or market.

20 of 21

Item 6. Exhibits and Report on Form 8-k.

(a)	Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California (filed on April 24, 2001 as Exhibit 2.1 to the Registration Statement on Form S-4 of Calavo Growers, Inc. File No. 333-59418, and incorporated herein by reference.

(b)	Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended July 31, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAVO GROWERS, INC.

By:	/s/ LECIL E. COLE Lecil E. Cole Chairman, Chief Executive Officer & President (Principal Executive Officer)	Date:	10/19/01

By:	/s/ EGIDIO CARBONE, JR. Egidio Carbone, Jr. Vice President, Finance & Corporate Secretary (Principal Financial and Accounting Officer)	Date:	10/19/01

21 of 21