Form 10-K405
period 2001-10-31
CALAVO GROWERS INC
filed 2002-01-29
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2001

Commission file number: 000-33385

CALAVO GROWERS, INC.
(Exact name of registrant as specified in its charter)

California (State of incorporation)	33-0945304 (I.R.S. Employer Identification No.)

2530 Red Hill Avenue, Santa Ana, California (Address of principal executive offices)	92705-5542 (Zip code)

Registrant’s telephone number, including area code: (949) 223-1111

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value Per Share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

     The Registrant’s Common Stock is not publicly traded on a securities exchange or the Nasdaq market. The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based on the average 6-month sales price in privately negotiated transactions, excluding related party transfers, through January 17, 2002) was approximately $32,523,000. Shares of Common Stock held by each officer and director and by each shareholder affiliated with a director or an officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of January 17, 2002 was 9,967,649.

Documents Incorporated by Reference

     Portions of the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on March 18, 2002, are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2001.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains statements relating to future results of Calavo Growers, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “will,” and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: increased competition, conducting substantial amounts of business internationally, pricing pressures on agricultural products, adverse weather and growing conditions confronting avocado growers, new governmental regulations, as well as other risks and uncertainties, including those set forth in Part I., Item 1 under the caption “Certain Business Risks” and elsewhere in this Annual Report on Form 10-K and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

General

Calavo Growers, Inc. (“we”, “Calavo” or the “Company”) engages in the procurement and marketing of avocados and other perishable foods and the preparation and distribution of processed avocado products. Our expertise in marketing and distributing avocado, processed avocado, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. Through our three operating facilities in southern California and two facilities in Mexico, we sort and pack avocados procured in California and Mexico and prepare processed avocado products. Additionally, we procure avocados internationally, principally from Chile and New Zealand, and distribute other perishable foods, such as Hawaiian grown papayas. These operations are reported by us in three different business segments: California Avocados, Processed Products, and International Avocados and Perishable Food Products.

Our principal executive offices are located at 2530 Red Hill Avenue, Santa Ana, California 92705, telephone (949) 223-1111. At October 31, 2001, we employed approximately 555 employees worldwide.

On October 9, 2001, we completed a series of transactions whereby common and preferred shareholders of Calavo Growers of California (“the Cooperative”), an agricultural marketing cooperative association, exchanged all of their outstanding shares for shares of our common stock. Concurrent with this transaction, the Cooperative was merged into us with Calavo emerging as the surviving entity (the Merger). These transactions had the effect of converting the legal structure of the business from a not for-profit cooperative to a for-profit corporation. All references herein to us, Calavo, or the Company, for periods prior to the Merger include the business and operations of the Cooperative.

California Avocados

Calavo was founded in 1924 to market California avocados. In California, the growing area stretches from San Diego County to the northern region of Santa Barbara County, with the majority of the growing areas located approximately 100 miles north and south of Los Angeles County.

The Hass variety of avocado represents about 91.6% of current plantings and is available year-round, with peak production periods occurring between May through September. Other varieties have a more limited picking season and command a lower retail price. Approximately, 1,589 growers deliver avocados to us on a routine basis generally pursuant to a standard marketing agreement. In recent years, the share of avocados handled by us has continued to increase with approximately 37.5% of the 2001 California avocado crop handled by Calavo, based on results published by the California Avocado Commission. We attribute the increase in our market share principally to a recovery from adverse weather and pest problems and the recruitment of new growers that deliver their avocados to us.

Avocados delivered to our packinghouses are graded, sized and packed into shipping containers for delivery to customers. Our ability to estimate the size and timing of the delivery of the annual avocado crop has a substantial impact on our costs and the sales price we receive for the fruit. To that end, our field teams maintain direct contact with growers and farm managers and coordinate harvest plans. The feedback from our field teams and our marketing group is used in conjunction with our sales department to establish and publish list prices used by our direct sales force to solicit orders.

The storage life of fresh avocados is limited. It can range from one to four weeks depending upon the maturity of the fruit, the growing methods used and the handling conditions in the distribution chain.

The California avocado market is highly competitive with over forty packers providing daily price quotes to growers. A marketing order enacted by the state legislature is in effect for California grown avocados and provides the financial resource to fund generic advertising and promotional programs that benefit all packers. Although avocados handled by us are identifiable through packaging materials and a Calavo brand name sticker, we believe that consumers generally do not purchase avocados based on brand loyalty.

We sell avocados to a diverse group of supermarket chains, wholesalers and other direct users. The recent consolidation in the supermarket industry has led to fewer, but bigger buyers. In addition, limited sales are made through e-commerce distribution channels. During 2001, our 5 largest customers purchased 16.2% of our sales and the largest 25 customers represented 43.6% of all fresh avocado sales.

A significant portion of our costs are fixed. Consequently, wide-ranging swings in the volume of avocados delivered have a significant impact on the per pound costs of avocados we handle. Generally, larger crops will result in a lower per pound avocado cost. We believe that our cost structure is geared to optimally handle larger avocado crops than we have handled in recent years. Our strategy calls for continued efforts in aggressively recruiting new growers, retaining existing growers and procuring a larger percentage of the California avocado crop.

Avocados delivered to us are pooled as a homogenous group on a weekly basis. Each grower’s avocados are tracked through the packaging cycle, and the sales proceeds for each week are allocated to the applicable week’s delivery of avocados. The proceeds we receive from the sale of avocados, net of a packing and marketing fee provided to cover our cost and a profit, are paid to the growers once each month with all of the fruit received in a given week receiving the same return by variety, grade and size. The packing and marketing fee we withhold is periodically determined and revised based on our estimated per pound packing and operating costs, as well as an operating profit. Significant competitive pressures dictate that we set the packing and marketing fee at the lowest possible level to attract and retain both new and existing grower business. We believe, that in the case net proceeds paid cease to be competitive, growers would chose to deliver their avocados to alternate competitive handlers. Consequently, we strive to deliver growers the highest return possible on avocados delivered to our packinghouses.

Processed Products

In the 1960’s and early 1970’s, we pioneered the process of freezing avocados and developing a wide variety of guacamole recipes that address the diverse tastes of consumers and buyers in the food service industry. The segment was originally conceived as a mechanism to stabilize the price of California avocados by reducing the volume of product available to the market place. However, with the introduction of low cost processed products delivered from Mexican based processors, we realigned the segments strategy by shifting the procurement of fruit used in preparing product and certain other processing functions to Mexico. In 1995, we invested in a processing plant in Mexicali, Mexico to derive the benefit of competitive avocado prices available in Mexico.

Our processing facility in Mexico includes a ripening, seed removal and pulp extraction operation. Our processing facility in Santa Paula, California receives the pulp from Mexicali, adds ingredients and packages the product in plastic containers. The product is then frozen for storage with shipment to warehouses and, ultimately, to our customers.

Our customers include both companies in the food service industry and the retail business. Sales are made principally through a commissioned nationwide broker network, which is supported by our regional sales managers. We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, strategically located warehouses and market relationships. During 2001, our largest five customers represented 26.1% of all sales, and the largest 25 customers represented 59.3% of sales.

The food service and retail industries have continued a trend of business consolidation resulting in larger customers but a smaller number of customers for our processed products. To secure the ongoing business of some of our largest customers, we have entered into certain rebate programs and exclusivity agreements. Through October 31, 2001 we had made payments representing both exclusivity fees and prepaid rebates approximating $1,281,000. We believe that the trend of requesting payments from producers to secure either exclusivity or preferred status as a provider of processed products will continue.

International Avocados and Perishable Food Products

Our International Avocados and Perishable Food Products segment leverages on our expertise in the handling and marketing of California avocados. We believe that the sales generated by this segment complement our offering of California avocados to our customers and stabilizes the supply of avocados during seasons of low California production. We have experienced significant revenue growth in this segment in recent years. Sales generated by this segment include avocados procured outside of California and other perishable food products, such as papayas. We procure international avocados subject to marketing agreements entered into with growers and packers located in Mexico, Chile and New Zealand. In recent years, our distribution of other perishable food products has generally been limited to papayas procured from a Hawaiian grower and packer which is owned by the Chairman of our Board of Directors. Some of the marketing agreements governing the distribution of these products are based on consignment terms. Although consignment terms have the effect of limiting our risk, the agreements may require us to pay advances to growers for the fruit they have delivered. Historical experience demonstrates that providing such advances results in our acquiring full market risk for the product, as it is possible that our resale proceeds may be less than the amounts we paid to the grower. This is a result of the high level of volatility inherent in the avocado and perishable food markets, which are subject to significant pricing declines based on the availability of fruit in the market.

With the implementation of the North American Free Trade Agreement, Mexican grown avocados have been allowed to be sold in the United States market since 1998. Restrictions imposed on the marketing of the fruit, due to pest and disease issues, have limited the marketing of Mexican avocados to 19 northeastern states from the beginning of November to the end of February. In 1998, we invested in this market by building a packinghouse in Uruapan, Mexico. We believe that our continued success in marketing Mexican avocados is largely dependent upon securing a reliable, high quality supply of avocados at reasonable prices. Recently, the Mexican growers and government have restricted the supply of avocados for export to the United States in order to obtain higher field prices. Our continued profitability is subject to our ability to secure a sufficient volume of avocados at reasonable prices to recover our investment in the Mexican packing operations. We have also enjoyed limited sales of Mexican avocados to Japan, Canada and Europe. During 2001, we packed and distributed approximately 33% of the avocados exported from Mexico into the United States and 25% of the avocados exported from Mexico to countries other than the United States based on our internal estimates.

We have made various advances to several Mexican growers to secure their avocado harvests. Our ability to recover these advances is largely dependent on the growers’ ability to deliver avocados to us and is subject to inherent risks of farming, such as weather and pests. We have advanced $798,000 to Mexican growers, as of October 31, 2001, to secure the delivery of their avocado crop.

In recent years, the volume of avocados exported by Chilean growers to the United States has continued to increase. Chilean growers have increased avocado plantings to capitalize on a downward trend in the volume of avocados delivered by California growers. Additionally, with the Chilean harvesting season being complementary to the California season (August through January), Chilean avocados are able to command competitive retail pricing in the market. During 2001, we distributed 20% of the Chilean imports into the United States based on our internal estimates.

New Zealand has recently started to export avocados into the United States. The harvest of New Zealand avocados (August to December) overlaps with the Chilean and Mexican harvest periods. Consequently, the introduction of avocados grown in New Zealand has had the effect of increasing the volume of avocados in the marketplace and increasing pressure on the retail prices. During 2001, we distributed 35% of the New Zealand imports into the United States based on our internal estimates.

We also distribute papayas packed by a company that is owned by our Chairman of the Board and Chief Executive Officer. Recently, the availability of papayas has been restricted due to pest problems in Hawaii. In distributing papayas, we have encountered significant competition from Mexico growers. During 2001, we distributed approximately 50% of papayas sold in the United States based on our internal estimates.

During 1999, we discontinued distributing mangos in the United States as we were unable to achieve adequate returns.

Sales and Other Financial Information by Business Segment and Product Category

Sales and other financial information by business segment is provided in Note 13 to the consolidated financial statements, which are included in this Annual Report.

Patents and Trademarks

Our patents and trademarks include Calavo and related brand names.

Working Capital Requirements

Generally, we make payments to our growers and other suppliers in advance of collecting our accounts receivable. We bridge the timing between vendor payments and customer receipts by borrowing from commercial banks. In addition, we provide crop loans and other advances to some of our growers which are also funded through borrowings. We have historically experienced larger levels of commercial bank borrowings during the California avocado crop harvesting season.

Backlog

Our customers do not place product orders significantly in advance of the requested product delivery dates. Customers typically order perishable products two to ten days in advance of shipment, and typically order processed products within thirty days in advance of shipment.

Research and Development

We do not undertake significant research and development efforts. Research and development programs, if any, are limited to the continuous process of refining the quality of our processed avocado products.

Compliance with Government Regulations

The California State Department of Food and Agriculture oversees the packing and processing of avocados and conducts tests for fruit quality and packaging standards. All of our packages are stamped with the state seal as meeting standards. The United States Department of Agriculture regulates and reviews imported products. Various states have instituted regulations providing differing levels of oversight with respect to weights and measures as well as quality standards. Furthermore, the operations at our packinghouses and processing facilities are subject to a number of federal, state, local and foreign laws and regulations that address environmental matters. We believe that we are in compliance, in all material respects, with regards to laws and regulations that govern our operations.

Employees

As of October 31, 2001, we had approximately 555 employees, of whom approximately 233 were located in the United States and 322 of whom were located in Mexico. None of Calavo’s United States employees are covered by a collective bargaining agreement. Approximately 116 of Calavo’s Mexican employees are represented by a union. No significant work stoppages have occurred since commencing operations in Mexico.

     The following is a summary of the number of “salaried” and “hourly” employees as of October 31, 2001.

Location	Salaried	Hourly

United States	94	139
Mexico	35	287

TOTAL	129	426

Although agriculture is a seasonal industry, avocados have a wider window of production than most perishable commodities. Consequently, we employ hourly personnel more routinely throughout the year when compared to other agriculture-dependent companies.

Certain Business Risks

Our directors and executive officers own stock and also market avocados through us. These individuals may have a conflict of interest in establishing an appropriate packing and marketing fee under the marketing agreements.

Directors and executive officers who own stock will have a personal financial interest in maximizing the profitability for our shareholders by, among other things, setting a high packing and marketing fee under the marketing agreements with growers. However, directors and executive officers who also market avocados through us will have a personal financial interest in maximizing growers’ profits by setting a low packing and marketing fee under the marketing agreements. Whether a director’s or an executive officer’s personal financial interest will be best served by a high or low packing and marketing fee may depend upon the relative percentage of stock he or she owns versus the director’s or executive officer’s ownership of acreage that produces avocados.

We are subject to increasing competition which may adversely affect our operating results.

The market for avocados is highly competitive. Recently, there have been significant plantings of avocados in Mexico, Chile, New Zealand, and other parts of the world. In particular, Mexican growers who are not committed to engaging us to distribute their avocados may be able to deliver lower-priced avocados than growers who have agreed to have their avocados marketed by us. Competition from foreign-based growers is likely to increase in future years, and we may be unable to enter into marketing agreements with those growers.

We are subject to the risks of doing business internationally.

We conduct a substantial amount of business with growers and customers who are located outside the United States. We purchase avocados from foreign growers, sell fresh avocados and processed avocado products to foreign customers, and operate a packinghouse and a processing plant in Mexico. For additional information about our international business operations, see the “Business” section included in this Annual Report.

Our current international operations are subject to a number of inherent risks, including:

•	Local economic and political conditions, including disruptions in trading and capital markets;

•	Restrictive foreign governmental actions, such as restrictions on transfers of funds and trade protection measures, including export duties and quotas and customs duties and tariffs;

•	Changes in legal or regulatory requirements affecting foreign investment, loans, taxes, imports and exports; and

•	Currency exchange rate fluctuations which, depending upon the nature of the changes, may make our domestic-sourced products more expensive compared to foreign-grown products or may increase our cost of obtaining foreign-sourced products.

We and our growers are subject to the risks that are inherent in farming.

Our results of operations may be adversely affected by numerous factors over which we have little or no control and that are inherent in farming, including reductions in the market prices for our products, adverse weather and growing conditions, pest and disease problems, and new government regulations regarding farming and the marketing of agricultural products.

Item 2. Properties

In addition to our corporate headquarters building, we own two packinghouses and one processing facility in California and lease one packinghouse and one processing facility in Mexico.

Our two California packinghouses handle all avocados delivered by California growers. The Temecula, California facility was built in 1985 and has been improved in capacity and efficiency since 1985. The Santa Paula, California facility was purchased in 1955 and has had recent improvements equivalent to our Temecula facility. We believe that the combined annual capacity of the two packinghouses, under normal workweek operations, is sufficient to pack the annually budgeted volume of California avocados delivered to us by our growers.

Our Santa Paula, California processing facility was built in 1975 and had a major expansion in 1988. The facility includes a storage freezer and is sufficient to process our annual budgeted production needs.

Our Mexicali, Mexico processing plant was built in 1995 to our specifications. We are committed to lease this facility through 2005. The annual capacity is sufficient to process our budgeted annual production needs.

Our Uruapan, Mexico packinghouse, owned by the same landlord as our Mexicali facility, was also built to our specifications. We are committed to leasing the facility through 2008. This packinghouse enables us to handle in excess of 50 million pounds per year of Mexican grown avocados.

Absent dramatic shifts in food processing and packaging technologies, we believes that our facilities are sufficient to meet projected needs for the foreseeable future without the need for significant additional capital expenditures.

Capital investments in our two Mexican facilities are significant. As of October 31, 2001, the net book value of the Mexican facilities’ property, plant and equipment was $1,606,000.

Item 3. Legal Proceedings

From time to time, we are subject to legal proceedings that are incidental to our business. We believe that we are not currently subject to any legal proceedings that could have a material adverse effect upon our financial position or results of operations.

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended October 31, 2001.

Executive Officers

Our executive officers, each of whom serves at the discretion of the Board of Directors, are:

Name	Age	Position

Lecil E. Cole	61	Chairman of the Board, Chief Executive Officer and President
Egidio Carbone, Jr.	61	Vice President, Finance and Corporate Secretary
Robert J. Wedin	52	Vice President, Sales & Fresh Marketing
Alan C. Ahmer	53	Vice President, Sales, Food Service/Retail
Avi Crane	48	Vice President, International
Gerard J. Watts	43	Vice President, General Manager, Calavo de Mexico

There are no family relationships among our directors or executive officers. Set forth below are the name, office and position held with the Company and principal occupations and employment during the past 5 years of each of our executive officers.

Lecil E. Cole. Mr. Cole has been a member of our Board of Directors since February 1982 and has served as Chairman of the Board since 1988. Mr. Cole has also served as our Chief Executive Officer and President since February 1999. He served as an executive of Safeway Stores from 1964 to 1976 and as Chairman of Central Coast Federal Land Bank from 1986 to 1996. Mr. Cole has served as Chairman and President of Hawaiian Sweet, Inc. and Tropical Hawaiian Products, Inc. since 1996. Mr. Cole farms a total of 4,430 acres in California and Hawaii on which avocados, papayas and cattle are produced and raised.

Egidio Carbone, Jr. Mr. Carbone has served as our Vice President and Corporate Secretary since 1980 and prior to that he served as our Treasurer and Controller.

Robert J. Wedin. Mr. Wedin has served as our Vice President since 1993. He joined us in 1973 at our then Santa Barbara packinghouse.

Alan C. Ahmer. Mr. Ahmer has served as our Vice President since 1989. He joined us in 1979 as a regional sales manager in the processed products division.

Avi Crane. Mr. Crane has served as our Vice President since 1999. From 1993 to 1999, he was employed as a General Manager by a competitor, Chiquita Brands, Inc., and from 1985 to 1993, he was employed as a Vice President by the California Avocado Commission.

Gerard J. Watts. Mr. Watts has served as our Vice President of Operations since 1992. He joined us in 1981 in our processed products division.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

A public trading market does not exist for our common stock. The stock is not listed on a securities exchange or the Nasdaq stock market. Outstanding shares of common stock may be transferred only if federal and state securities registration exemptions are satisfied. We distribute to our shareholders lists of shareholders who have indicated an interest in purchasing or selling shares of stock, and the purchasing and selling shareholders then privately negotiate the terms of the transaction.

For each fiscal quarter during the two fiscal years ended October 31, 2001 and 2000, the following table sets forth information about purchases and sales of our common stock that occurred among our shareholders. The table does not contain any express or implied representation about the value of our common stock or about the prices at which our common stock may be purchased and sold in the future.

	Number of	Number of		Range
Period Covered	Transactions	Shares	High	Average	Low

1999 - 2000
11/1 - 1/31	19	92,645	$1.50	$1.24	$1.00
2/1 - 4/30	42	327,385	1.98	1.46	1.00
5/1 - 7/31	22	59,004	1.70	1.23	1.00
8/1 - 10/31	17	102,396	1.50	1.50	1.00

Summary	100	581,430		$1.41

2000 - 2001
11/1 - 1/31	8	93,828	$3.00	$1.37	$1.00
2/1 - 4/30	10	25,373	6.00	2.56	1.00
5/1 - 7/31	8	56,876	6.00	2.42	1.00
8/1 - 10/31	6	42,932	6.00	3.50	1.00

Summary	32	219,009		$2.20

The average price provided in the above table includes numerous related party transactions, principally between family members, that have been reported at $1.00 per share.

At January 17, 2002, there were approximately 1,672 holders of record of our common stock.

During the year ended October 31, 2001, we paid dividends of approximately $4,973,000 to our shareholders. For additional information pertaining to the Cooperative’s historical cash dividend payments see Part II., Item 6 in this Annual Report.

On December 18, 2001, the Board of Directors declared a 5% stock dividend payable on February 15, 2002 to shareholders of record on February 1, 2002.

Item 6. Selected Financial Data

The following selected financial data for each of the years in the five-year period ended October 31, 2001 are derived from the consolidated financial statements of Calavo Growers, Inc. and its predecessor, Calavo Growers of California. The selected financial data as of and for the years ended December 31, 2000, 1999, and 1998 has been restated to correct an error in the computation of income taxes relating to the Cooperative’s member business (See Note 14 to the consolidated financial statements included in this Annual Report). Such data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

	Fiscal Year Ended October 31,

	1997	1998		1999		2000	2001

		(Restated)		(Restated)		(Restated)
	(in thousands, except per share amounts)
Income Statement Data:
Net sales	$147,376	$148,641		$177,303		$219,983	$217,684
Gross margin	15,987	16,548		14,863		22,094	21,011
Operating income (loss)	(144)	2,094		663		7,099	6,150
Tax provision (benefit)	(319)	1,194		229		2,430	2,744
Net income	266	1,184		244		4,476	3,838
Basic and diluted net income per share	$0.03	$0.12		$0.03		$0.45	$0.39
Balance Sheet Data as of End of Period:
Working capital	10,503	11,162		9,153		12,560	9,799
Total assets	34,115	33,423		45,341		46,485	52,368
Short-term debt	2,525	475		9,148		9,486	16,241
Long-term debt, less current portion	3,468	4,794		4,331		3,820	3,429
Shareholders’ equity	16,147	17,054		16,476		21,066	20,029
Cash Flows (Used in) Provided by:
Operations	(844)	1,464		(6,341	)(1)	2,958	1,161
Investing	(786)	(3,284	)(2)	(1,523)		(1,685)	(2,029)
Financing	(445)	167		6,920	(1)	(1,239)	1,433
Other Data:
Dividends per share	$0.05	$0.17		$0.12		$—	$0.50	(3)
Net book value per share	$1.64	$1.77		$1.67		$2.13	$2.01
Pounds of California avocados delivered	104,158	91,698		82,227		119,247	158,449
Pounds of international avocados sold	11,672	20,957		32,630		42,300	44,935
Pounds of processed avocados sold	13,614	11,644		9,815		14,962	14,788

(1)	Cash flows used in operations for fiscal 1999 include the effect of higher accounts receivable balances as of October 31, 1999 when compared to October 31, 1998. The increase in accounts receivable during the year is a result principally of higher California and imported avocado sales. Cash flows from financing activities for fiscal 1999 relate principally to amounts borrowed under short-term borrowing agreements to finance our increased operating cash flow needs and fund our fiscal 1998 investing activities.

(2)	Cash flows used in investing activities for fiscal 1998 reflect amounts expended in purchasing our corporate headquarters building and capital expenditures made to complete construction of our Mexican packinghouse.

(3)	Dividends per share for fiscal 2001 represent the payment of our dividend to shareholders for the results of our fiscal 2000 operations. We did not declare a cash dividend in connection with our fiscal 2001 operating results. In December 2001, we declared a 5% stock dividend payable February 15, 2002 for all shareholders of record as of February 1, 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leader in the distribution of avocados, processed avocados and other perishable food products throughout the United States and elsewhere in the world. Our history and expertise in handling California grown avocados has allowed us to develop a reputation of delivering quality products at competitive prices while providing a good return to our growers. This reputation has enabled us to expand our product offering to include avocados sourced on an international basis, processed avocado products, and other perishable foods. These operations are reported by us in three business segments: California Avocados, Processed Products, and International Avocados and Perishable Food Products.

Our California Avocado business grades, sizes and packs avocados grown in California for distribution to our customers. We operate two packinghouses in southern California that handled approximately 38% of the California avocado crop during the fiscal year ended October 31, 2001. As a significant portion of our costs are fixed, our operating results and the returns we pay our growers are highly dependent on the volume of avocados delivered to our packinghouses. Our strategy calls for continued efforts in aggressively recruiting new growers, retaining existing growers and procuring a larger percentage of the California avocado crop to improve the results from operations. Additionally, we plan to leverage our expertise in distributing quality avocado products and securing competitive prices for the products we handle.

Our Processed Products business procures avocados, processes the avocados into a wide variety of guacamole products, and distributes the processed product to our customers. We operate a processing plant in Mexico and a second facility in southern California. Our customers include both food service industry and retail businesses. Our strategy calls for the development of new guacamole recipes and other processed avocado products that address the diverse taste of today’s consumers. We also seek to expand our relationships with major food service companies and develop alliances that will allow our products to reach a larger percentage of the marketplace. We believe that our expertise in delivering quality products at competitive prices to our customers will enhance our operating results.

Our International and Perishable Food Products business procures avocados grown in Mexico, Chile and New Zealand as well as Papayas grown in Hawaii. We operate a packinghouse in Mexico that handled approximately 33% of the Mexican avocado crop bound for the United States market during the 2000-2001 Mexican harvest season. Additionally, during the 2000-2001 Chilean avocado harvest season we handled approximately 20% of the Chilean avocado crop. Our strategy is to procure and sell the internationally grown avocados to compliment our distribution efforts in support of California grown avocados. We believe that the introduction of these avocados, although competitive at times to California grown avocados, provides a level of supply stability that may in the long-term solidify the demand for avocados amongst consumers in the United States and elsewhere in the world. Our efforts in distributing papayas grown in Hawaii compliment our offerings of avocados. From time to time we continue to explore distribution of other crops that provide reasonable returns to the business.

Our California Avocado and International and Perishable Food Product businesses are highly cyclical and characterized by rapid crop volume and price changes. Furthermore, the operating results of all of our businesses including our Processed Product business, have been, and will continue to be, affected by substantial quarterly and annual fluctuations and market downturns due to a number of factors, such as pests and disease, weather patterns, changes in demand by consumers, the timing of the receipt, reduction or cancellation of significant customer orders, the gain or loss of significant customers, market acceptance of our products and our customers’ products, our ability to develop, introduce and market new products on a timely basis, availability and cost of avocados and supplies from growers and vendors, new product introductions by our competitors, change in the mix of avocados and processed products we sell and general economic conditions. However, we believe that we are currently positioned to address these risks and deliver favorable operating results for the foreseeable future.

Results of Operations

Recent Developments

On October 9, 2001, we completed a series of transactions whereby common and preferred shareholders of Calavo Growers of California, an agricultural marketing cooperative association exchanged all of their outstanding shares for shares of our common stock. Concurrent with this transaction the Cooperative was merged into us with Calavo emerging as the surviving entity (the “Merger”). These transactions had the effect of converting the legal structure of the business from a not for-profit cooperative to a for-profit corporation. The Merger and the conversion were approved on an overwhelming basis by both the Cooperative’s shareholders and the Board of Directors. Prior to the Merger, the Cooperative reported results of operations as constituting either member (the packing and distribution of avocados procured from either members or associate members) or non-member business (non-member business included both the Processed Product business and the sourcing and distribution of all crops that were not procured from the Cooperative’s members). We have realigned our businesses to combine within our California Avocado segment the results of operations of both the California avocados grown previously by members and those that were procured from non-members. We believe that this presentation provides an enhanced view of the results of our California operations and a better framework to evaluate the results of our various operations.

Subsequent Events

Subsequent to October 31, 2001, our Board of Directors declared a 5% stock dividend payable on February 15, 2002 to all shareholders of record on February 1, 2002. The Board of Directors also authorized management to commence actions to undertake a rights offering to shareholders. We anticipate that the offering will make available 1,000,000 shares of common stock to shareholders to purchase stock at a price of $5.00 per share. We believe that the rights offering will commence in April or May 2002, assuming no unexpected delays in receiving the necessary legal and regulatory approvals. If fully subscribed, the rights offering will have the effect of increasing shareholders’ equity and our cash reserves by $5,000,000, less offering costs. The Board of Directors has reserved the right to change the number of shares, price per share, and date of the offering as deemed necessary or appropriate.

This Annual Report does not constitute an offer of any securities pursuant to the proposed rights offering. The offer will be made only pursuant to a prospectus that will be filed with the Securities and Exchange Commission.

In January of 2002, members of the Board of Directors elected to exercise substantially all of their stock options pursuant to our Directors Stock Option Plan. The exercise price of $5.00 per share will be paid in a combination of full-recourse promissory notes and/or the payment of cash. The exercise of these stock options and the eventual repayments of the related promissory notes, will ultimately have the effect of increasing our total assets and shareholders’ equity by approximately $5,490,000.

We believe that these contemplated actions reflect on the directors and management’s commitment to our future long-term success. The combined effect of ultimately increasing our shareholders’ equity by approximately $10,490,000 will enhance our competitiveness and provide us with approximately $5,000,000 of immediate cash resources to quickly react to favorable market opportunities. Our optimism is rooted in the strength of our balance sheet and the availability of financial resources to successfully execute each of our business strategies. We intend to take advantage of this position and leverage our financial strength with our reputation as a provider of quality food products. It is our view that these transactions, if and when executed, and our current positioning in each of the markets we serve provide a combination that will have the effect of creating significant shareholder value in future years.

Net Sales

We believe that the events of September 11, 2001 coupled with the recent general economic downturn has had, and may continue to have, an impact on consumer consumption patterns. These events may be detrimental to the restaurant industry as consumers attempt to reduce their cash outflows.

We recognize sales of perishable products when both the product is shipped, title passes, and the market price is known. Service revenue, including freight, ripening and palletization charges, are recorded when services are performed. We generally recognize sales from processed product sales directly to our customers upon shipment and transfer of title. We provide for sales returns and other allowances at the time of shipment based on our experience. The following table summarizes our net sales by business segment:

(in thousands)	1999	Change	2000	Change	2001

Net sales:
California Avocados	$115,944	28.5%	$149,022	0.1%	$149,158
Processed Products	25,743	5.8%	27,238	(3.5)%	26,293
International Avocados and Perishable Food Products	43,774	16.2%	50,850	(0.3)%	50,689
Eliminations	(8,158)		(7,127)		(8,456)

Total net sales	$177,303	24.1%	$219,983	(1.0)%	$217,684

As a percentage of net sales:
California Avocados	62.5%		65.6%		66.0%
Processed Products	13.9%		12.0%		11.6%
International Avocados and Perishable Food Products	23.6%		22.4%		22.4%

	100.0%		100.0%		100.0%

California Avocados

Net sales delivered by the business increased by approximately $136,000 or 0.1% from fiscal 2000 to 2001. The increase in sales is a reflection of an increase in the volume of avocados delivered by our growers of 32.9% or approximately 39,202,000 pounds. Although the quality of the avocados sold remained comparable to those delivered during fiscal 2000, the average size of the avocados delivered was one size smaller. The significant increase in the volume of California avocados handled by the industry, coupled with increasing deliveries of Mexican and Chilean avocados, resulted in pricing pressures that caused average selling prices to fall proportionately with the volume increase. Effective November 1, 2001, the United States Department of Agriculture approved the distribution of Mexican grown avocados into 12 new states, which we believe will result in continued pressure on average selling prices.

Net sales delivered by the business increased by approximately $33,078,000 or 28.5% from fiscal 1999 to 2000. Although the number of pounds we received from our growers increased by 45.0% or 37,020,000 pounds, pricing remained fairly stable due to increasing consumer demand for avocados. We attribute a portion of the increased demand for avocados to industry-wide programs to promote avocados and changes in consumer behavioral patterns.

Processed Products

Net sales delivered by the business decreased by approximately $945,000 or 3.5% from fiscal 2000 to 2001. The decrease is consistent with a decline in the volume of processed avocado product sold of 174,000 pounds or 1.2%. During 2001, we continued to experience increased competition from Mexican producers trying to make inroads into the United States marketplace. This increased competition, particularly in the food service market, has resulted in pricing pressures that have required our sales force to provide additional promotional programs and rebates to some of our customers.

Net sales delivered by the business increased by approximately $1,495,000 or 5.8% from fiscal 1999 to 2000. The growth in net sales reflects an increase in the volume of processed avocado product sold of 5,147,000 pounds or 52.4%, offset by a decrease in average selling prices. Increases in net sales to our food service industry customers were partially offset by a decrease in net sales to retail and club stores. During 2000, competition from Mexican producers adversely impacted average sales prices when compared to prior years.

International and Perishable Food Products

Net sales delivered by the business decreased by approximately $161,000 or 0.3% from fiscal 2000 to 2001. Although net sales remained essentially flat, the volume of avocados sold increased by 2,635,000 pounds or 6.2%. In particular, the volume of Chilean avocados imported into the United States increased by 5,895,000 pounds offset by a slightly lower volume of pounds imported from Mexico and New Zealand. The increased volume of avocados arriving from Chile caused pricing pressures that resulted in decreases in average selling prices.

Net sales delivered by the business increased by approximately $7,076,000 or 16.2% from fiscal 1999 to fiscal 2000. The growth in net sales reflects an increase of 9,670,000 pounds of avocados or 29.6% partially offset by lower average selling prices.

Gross Margins

The following table summarizes our gross margins and gross profit percentages by business segment:

(in thousands)	1999	Change	2000	Change	2001

Gross Margins:
California Avocados	$6,804	17.5%	$7,996	66.8%	$13,334
Processed Products	8,370	29.1%	10,806	(43.0)%	6,156
International Avocados and Perishable Food Products	(311)	NM	3,292	(53.8)%	1,521

Total gross margins	$14,863	48.7%	$22,094	(4.9)%	$21,011

Gross Profit Percentages:
California Avocados	5.9%		5.4%		8.9%
Processed Products	32.5%		39.7%		23.4%
International Avocados and Perishable Food Products	(0.7)%		6.5%		3.0%
Consolidated	8.4%		10.0%		9.7%
(NM is Not Meaningful)

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins decreased by approximately $1,083,000 or 4.9% from fiscal 2000 to 2001, principally as a result of decreases in the gross profit percentages realized by our Processed Products and International Avocado and Perishable Food Products segments, which were partially offset by improved gross profit percentages achieved by our California Avocado segment. Gross margins increased by $7,231,000 or 48.7% from fiscal 1999 to 2000, principally as a result of improved gross profit percentages achieved by our Processed Products and International Avocados and Perishable Food Products segments, which were offset by a slight decrease in gross profit percentages realized by our California Avocado segment.

Gross margins and gross profit percentages for our California Avocado business are largely dependent on the current market prices of avocados and the volume of avocados packed by our packinghouses. During fiscal 2001, our growers received an average return of $0.62 per pound as compared to $0.88 per pound in fiscal 2000; whereas, the volume of avocados delivered by our growers increased by approximately 39.2 million pounds. During fiscal 2000, our growers received an average return of $0.88 per pound as compared to $1.21 per pound in fiscal 1999; whereas, the volume of avocados sold increased by approximately 37.0 million pounds. Freight and handling costs increased by $1.2 million from $1.8 million for fiscal 2000 to $3.0 million for fiscal 2001 primarily as a result of a higher volume of avocado deliveries to our customers. During fiscal 2000 freight and handling costs increased by $0.7 million from $1.1 million in fiscal 1999 to $1.8 million during fiscal 2000.

Gross margins and gross profit percentages for our Processed Product business are largely dependent on the price of avocados used in preparing guacamole. The cost of avocados used in the preparation of our processed products increased by 40.4% from fiscal 2000 to 2001, principally due to a lower volume of Mexican avocados available for processing. The lower volume of Mexican avocados available for processing caused us to purchase higher priced avocados grown in California to meet the segments volume sales requirements. The cost of avocados used in the preparation of our processed products increased by 28.0% from fiscal 1999 to 2000, principally due to higher prices for avocados having the necessary quality for preparing processed products.

The gross margin and gross profit percentage for our International Avocado and Perishable Food Products business is dependent on the volume of fruit handled and the competitiveness of the returns that we provide to the growers. For example, the gross margins we earn on avocados procured from Chile and New Zealand, as well as Papayas grown in Hawaii, are generally based on a commission agreed to with the growers that are subject to incentive provisions. These provisions provide for us to deliver returns to growers that are competitive with those delivered by other handlers. Accordingly, the gross margin results for this business are a function of the volume handled and the competitiveness of the sales prices that we realize as compared to others. Our business with Mexican growers differs in that we operate a packinghouse in Mexico and purchase avocados directly from the field. Consequently, the gross margin and gross profit percentages generated by our Mexican operations are significantly impacted by the volume of avocados handled by our packinghouse. During fiscal 2001, our gross margin declined 53.8% from approximately $3,292,000 in fiscal 2000 to approximately $1,521,000 in fiscal 2001. During fiscal 2000 our gross margin increased from a loss of $311,000 during fiscal 1999 to a gain of $3,292,000. For both fiscal years the change in gross margin was impacted by the competitiveness of our sales prices we received in marketing avocados from Chile and New Zealand. Additionally, the volume of avocados sold that were processed at our Mexican packinghouse decreased by 2.2 million pounds or 9.7% from fiscal 2000 to 2001, whereas the volume of pounds of Mexican avocados sold in fiscal 2000 increased by 5.3 million pounds or 31.5% from 1999.

Selling, General and Administrative

(in thousands)	1999	Change	2000	Change	2001

Selling, General and Administrative	$14,200	5.6%	$14,995	(0.9)%	$14,861
Percentage of net sales	8.0%		6.8%		6.8%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses decreased by $134,000 from fiscal 2000 to 2001. The decrease is attributable to a decrease in corporate expenses of $1.4 million and advertising expenses for processed products of $0.3 million, offset by $1.0 million in additional selling expenses and $0.5 million in costs related to the conversion of the business to a for-profit corporation. Selling, general and administrative expenses increased by $795,000 from fiscal 1999 to fiscal 2000. The increase is attributable to the write-off of a $0.7 million account receivable and $0.8 million in expenses incurred in the implementation of a financial and reporting software upgrade offset by a decrease in marketing and sales costs of $0.7 million.

Other Expense (Income), net

(in thousands)	1999	Change	2000	Change	2001

Other expense (income), net	$190	1.6%	$193	NM	$(432)
Percentage of net sales	0.1%		0.1%		0.2%
(NM is Not Meaningful)

Other expense (income), net includes interest income and expense generated in connection with our financing and operating activities, as well as certain other transactions that are outside of the course of normal operations. During fiscal 2001, we recovered insurance proceeds related to the settlement of a claim for damages sustained at our Santa Paula processing plant, which resulted in a gain of $0.5 million. Additionally, during fiscal 2001, we recognized a lower net interest expense principally as a result of reduced interest rates on amounts outstanding on our credit facilities when compared to fiscal 2000. Other expense (income), net for fiscal 2000 is comparable to fiscal 1999.

Provision (Benefit) for Income Taxes

(in thousands)	1999	Change	2000	Change	2001

Provision (benefit) for income taxes	$229	NM	$2,430	12.9%	$2,744
Percentage of income before provision (benefit) for income taxes	48.4%		35.2%		41.7%
(NM is Not Meaningful)

Prior to the Merger, the Cooperative was subject to income taxes for all business activities other than the marketing and distribution of member products. This exemption from taxation for the member business was contingent on the distribution of all available proceeds to the Cooperative’s members. Our results for fiscal 2000 and 1999 have been restated to correct an error in computing the income tax provision related to the Cooperative’s member business. The effective income tax rate for fiscal 2001 is higher than the federal statutory rate principally due to state taxes and nondeductible fines and penalties. The effective income tax rate for fiscal 2000 is higher than the federal statutory rate principally due to state taxes offset by other differences. We anticipate that our effective tax rate for fiscal 2002 will be slightly higher than 40.0%. For additional details pertaining to the components of our income tax provision and the restatement please refer to Notes 12 and 14 to our financial statements included in this Annual Report.

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2001. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with our audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results.

As discussed in Note 14 to our financial statements included in this Annual Report, subsequent to the issuance of the Cooperative’s financial statements for the year ended October 31, 2000, we determined that inadvertent errors had been made in computing the income tax provision for each of the three years in the period ended October 31, 2000. As a result, we have restated our financial statements from amounts previously reported by the Cooperative for each of the four quarters in the year ended October 31, 2000 to correct such errors.

	Three months ended

	Jan. 31,	Apr. 30,	July 31,	Oct. 31,		Jan. 31,	Apr. 30,	July 31,	Oct. 31,
	2000	2000	2000	2000		2001	2001	2001	2001

	(in thousands, except per share amounts)
Statement of Operations Data
Net sales	$39,054	$54,238	$64,716	$61,975		$39,029	$52,685	$60,342	$65,628
Cost of sales	35,521	48,719	57,360	56,289		36,127	48,272	53,618	58,656

Gross margin	3,533	5,519	7,356	5,686		2,902	4,413	6,724	6,972
Selling, general and administrative	2,544	3,113	3,449	5,889		2,807	3,062	3,063	5,929

Operating income	989	2,406	3,907	(203)		95	1,351	3,661	1,043
Other expense (income), net	127	(17)	92	(9)		31	(258)	(66)	(139)

Income before provision (benefit) for income taxes	862	2,423	3,815	(194)		64	1,609	3,727	1,182
Provision (benefit) for income taxes	303 (1)	853 (1)	1,343 (1)	(69	)(1)	27	671	1,554	492

Net income (loss)	$559	$1,570	$2,472	$(125)		$37	$938	$2,173	$690

Basic and diluted net income (loss) per share	$0.06	$0.16	$0.25	$(0.01)		$0.00	$0.09	$0.22	$0.07
Weighted-average common shares outstanding, basic and diluted	9,845	9,840	9,837	9,843		9,920	9,958	9,962	9,965

(1)	The provision (benefit) for income taxes has been restated to reflect the correction of an error in computing the income tax provision for the member business of the Cooperative. For additional information relating to this restatement see Notes 12 and 14 to the Financial Statements included in this Annual Report. Results for each of the quarters in the year ended October 31, 2000 as previously reported were as follows:

	January 31,	April 30,	July 31,	October 31,
	2000	2000	2000	2000	Total

Income before provision (benefit) for income taxes	$862	$2,423	$3,815	$(194)	$6,906
Provision (benefit) for income taxes	594	506	838	224	2,162

Net income	$268	$1,917	$2,977	$(418)	$4,744

Basic and diluted, net income per share	$0.03	$0.19	$0.30	$(0.04)	$0.48

Liquidity and Capital Resources

Cash provided by operating activities was $1,161,000 and $2,958,000 for fiscal 2001 and 2000, compared to cash used in operating activities of $6,341,000 for fiscal 1999. Fiscal 2001 operating cash flows reflect our net income of $3,838,000, net noncash charges (depreciation and amortization, provision for losses on accounts receivable offset by a gain on settlement of an insurance claim) of $1,490,000 and a net decrease in the non-cash components of our working capital of approximately $4,167,000.

The fiscal 2001 working capital decreases include an increase in accounts receivable of $1,540,000, principally due to higher fourth quarter sales, an increase in net inventories of $1,349,000, an increase in prepaid expenses and other assets of $1,657,000, principally due to additional grower advances and loans, a decrease in trade payable and accrued expenses of $1,650,000, an increase in other miscellaneous working capital items of $154,000, and offset by an increase in amounts payable to the growers of $2,183,000, principally due to higher deliveries of avocados in the fourth quarter of fiscal 2001.

Cash used in investing activities was $2,029,000, $1,685,000, and $1,523,000 for fiscal years 2001, 2000, and 1999. Fiscal 2001 cash flows used in investing activities include capital expenditures of $2,330,000 and purchases of investments of $284,000, principally acquired to be used in the sinking fund to retire our long-term debt, offset by proceeds from an insurance settlement of $585,000.

Cash flows from financing activities were $1,433,000 and $6,920,000 for fiscal 2001 and 1999, compared to cash used by financing activities of $1,239,000 for fiscal 2000. Fiscal 2001 cash flows from financing activities include additional short-term borrowings of $6,815,000 and $98,000 proceeds from issuance of common stock, offset by a $4,973,000 dividend payment to shareholders and the repayment of $507,000 of long-term debt.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations, anticipated cash from our forthcoming rights offering to shareholders and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of October 31, 2001 and 2000, totaled $2,057,000 and $1,492,000. Our working capital at October 31, 2001 was $9,799,000 compared to $12,560,000 at October 31, 2000. The overall working capital decrease reflects increased short-term borrowings, cash used in connection with capital expenditures, and cash used in paying dividends to our shareholders.

We believe that cash flows from operations, the rights offering to shareholders, and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. In order to finance such growth we may seek to obtain additional borrowings or issue shares of our common stock. Our largest line of credit which has a borrowing capacity of $23,500,000 is provided by an institution that focuses it lending activities on agricultural cooperatives. With our conversion to a for-profit corporation, this line of credit is now subject to certain limitations. We anticipate that the rights offering to shareholders, if fully subscribed, will generate approximately $5,000,000 in cash, during fiscal 2002, less offering costs. However, there can be no assurance that the rights offering will be fully subscribed or that other financing for such growth will be available on favorable terms, or at all.

As of October 31, 2001, we have not entered into commitments to purchase any new significant capital assets.

Impact of Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective immediately and SFAS No. 142 will be effective on November 1, 2002. The new standards are not expected to have a significant impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS No. 144 is required no later than the beginning of fiscal 2003. We do not expect the adoption of SFAS No. 144 to have a significant impact on our financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents and United States government bonds with a maturity date of August 15, 2005. The government bonds are being held in an irrevocable trust which has been designated to be used only to satisfy the scheduled payments of interest and principal related to our industrial development and revenue bonds. As these securities are intended to be held until maturity their carrying value in our financial statements is $1,874,000 reflecting their amortized cost. The fair value of these securities approximates $2,023,000 as of October 31, 2001. We purchased $284,000 in additional government bonds during fiscal 2001.

We were not a party to any derivative instruments during the fiscal year. It is our intent not to use derivative instruments for speculative or trading purposes.

We project the annual impact of an increase or decrease of one hundred basis points in the prime lending rate to be $100,000, based on our average daily borrowings. We do not use any hedging or forward contracts to offset market volatility. For additional information regarding the terms of our credit facilities, see Notes 7 and 8 to our consolidated financial statements included in this Annual Report.

Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Consequently, the spot rate for the Mexican peso has a moderate impact on our operating results. However, we do not believe that this impact is sufficient to warrant the use of derivative instruments to hedge the fluctuation in the Mexican peso. Total foreign currency gains and losses for each of the three years ended October 31, 2001 do not exceed $50,000.

Item 8. Financial Statements and Supplementary Data

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except per share amounts)

	October 31,

	2000	2001

	(As restated,
	see note 14)
Assets
Current assets:
Cash and cash equivalents	$1,492	$2,057
Accounts receivable, net of allowance for doubtful accounts of $49 (2000) and $9 (2001)	18,344	19,797
Inventories, net	7,726	9,075
Prepaid expenses and other current assets	2,226	3,209
Loans to growers	1,086	1,119
Advances to suppliers	2,388	2,372
Income taxes receivable	—	144
Deferred income taxes	537	553

Total current assets	33,799	38,326
Property, plant, and equipment, net	9,044	9,442
Investments held to maturity	1,590	1,874
Other assets	2,052	2,726

	$46,485	$52,368

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$4,726	$6,909
Trade accounts payable	1,627	1,529
Accrued expenses	5,400	3,848
Short-term borrowings	8,985	15,800
Current portion of long-term obligations	501	441

Total current liabilities	21,239	28,527
Long-term liabilities:
Long-term obligations, less current portion	3,820	3,429
Deferred income taxes	360	383

Total long-term liabilities	4,180	3,812
Commitments and contingencies
Shareholders’ equity:
Common stock ($.001 par value, 100,000 shares authorized; 9,914 and 9,967 shares outstanding at October 31, 2000 and 2001, respectively)	10	10
Additional paid-in capital	10,060	10,158
Retained earnings	10,996	9,861

Total shareholders’ equity	21,066	20,029

	$46,485	$52,368

The accompanying notes are an integral part of these consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(All amounts in thousands, except per share amounts)

	Year Ended October 31,

	1999	2000	2001

	(As restated,	(As restated,
	see note 14)	see note 14)

Net sales	$177,303	$219,983	$217,684
Cost of sales	162,440	197,889	196,673

Gross margin	14,863	22,094	21,011
Selling, general and administrative	14,200	14,995	14,861

Operating income	663	7,099	6,150
Other expense (income), net	190	193	(432)

Income before provision for income taxes	473	6,906	6,582
Provision for income taxes	229	2,430	2,744

Net income	$244	$4,476	$3,838

Basic and diluted net income per share	$0.03	$0.45	$0.39

Weighted-average common shares outstanding, basic and diluted	9,572	9,849	9,956

The accompanying notes are an integral part of these financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(All amounts in thousands)

	Common Stock		Additional
			Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balance, November 1, 1998 (As previously reported)	9,611	$10	$9,601	$7,920	$(13)	$17,518
Prior period adjustment for income taxes (See note 14)	—	—	—	(464)	—	(464)

Balance, November 1, 1998 (As restated, see note 14)	9,611	10	9,601	7,456	(13)	17,054
Repurchase and retirement of common stock	(59)	—	(59)	—	—	(59)
Issuance of common stock	295	—	405	—	—	405
Issuance of treasury stock	—	—	—	—	12	12
Net income (As restated, see note 14)	—	—	—	244	—	244
Dividend to shareholders	—	—	—	(1,180)	—	(1,180)

Balance, October 31, 1999 (As restated, see note 14)	9,847	10	9,947	6,520	(1)	16,476
Repurchase and retirement of common stock	(18)	—	(18)	—	—	(18)
Issuance of common stock	85	—	131	—	—	131
Issuance of treasury stock	—	—	—	—	1	1
Net income (As restated, see note 14)	—	—	—	4,476	—	4,476

Balance, October 31, 2000 (As restated, see note 14)	9,914	10	10,060	10,996	—	21,066
Issuance of common stock	53	—	98	—	—	98
Net income	—	—	—	3,838	—	3,838
Dividend to shareholders	—	—	—	(4,973)	—	(4,973)

Balance, October 31, 2001	9,967	$10	$10,158	$9,861	$—	$20,029

The accompanying notes are an integral part of these financial statements.

CALAVO GROWERS OF CALIFORNIA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,

	1999	2000	2001

	(As restated,	(As restated,
	see note 14)	see note 14)

Cash Flows from Operating Activities:
Net income	$244	$4,476	$3,838
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,750	1,748	1,988
Provision for losses on accounts receivable	50	717	87
Loss (gain) on disposal of property, plant, and equipment	351	(13)	—
Gain on settlement of insurance claim	—	—	(585)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(9,635)	3,260	(1,540)
Inventories, net	91	(1,730)	(1,349)
Income taxes receivable	(920)	1,161	(144)
Deferred income taxes	(510)	90	7
Prepaid expenses and other assets	(3,305)	(351)	(1,657)
Advances to suppliers	—	(2,388)	16
Loans to growers	(27)	(1,059)	(33)
Payable to growers	2,462	(2,036)	2,183
Trade accounts payable and accrued expenses	3,157	(917)	(1,650)
Other long-term liabilities	(49)	—	—

Net cash provided by (used in) operating activities	(6,341)	2,958	1,161
Cash Flows from Investing Activities:
Proceeds from sale of property, plant, and equipment	65	26	—
Proceeds from insurance settlement on facility damage	—	—	585
Acquisitions of property, plant, and equipment	(1,324)	(1,297)	(2,330)
Purchases of investments	(264)	(414)	(284)

Net cash used in investing activities	(1,523)	(1,685)	(2,029)
Cash Flows from Financing Activities:
Dividend to shareholders	(1,648)	(1,180)	(4,973)
Proceeds from short-term borrowings, net	8,673	1,585	6,815
Proceeds from issuance of common stock	405	131	98
Payments on long-term obligations	(463)	(1,758)	(507)
Repurchase and retirement of common stock	(59)	(18)	—
Proceeds from the issuance of treasury stock	12	1	—

Net cash provided by (used in) financing activities	6,920	(1,239)	1,433

Net increase (decrease) in cash and cash equivalents	(944)	34	565
Cash and cash equivalents, beginning of year	2,402	1,458	1,492

Cash and cash equivalents, end of year	$1,458	$1,492	$2,057

Supplemental Information —
Cash paid during the year for:
Interest	$268	$249	$178

Income taxes	$955	$696	$4,291

Noncash Investing and Financing Activities:
Declared dividends payable	$1,180	$—	$—

Acquisition of property under capital lease	$—	$—	$56

The accompanying notes are an integral part of these financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the business

Business

Calavo Growers, Inc. (Calavo or the Company) engages in the procurement and marketing of avocados and other perishable foods and the preparation and distribution of processed avocado products. The Company’s expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows it to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a world-wide basis. Through Calavo’s three operating facilities in southern California and two facilities in Mexico, the Company sorts and packs avocados procured in California and Mexico and prepares processed avocado products. Additionally, the Company procures avocados internationally, principally from Chile and New Zealand and distributes other perishable foods such as Hawaiian grown papayas. These operations are reported by the Company in three different business segments: California Avocados, Processed Products, and International Avocados and Perishable Food Products.

Conversion to a for-profit corporation

On October 9, 2001, the Company completed a series of transactions whereby common and preferred shareholders of Calavo Growers of California (the Cooperative), an agricultural marketing cooperative association, exchanged all of their outstanding shares for shares of the Company’s common stock. Concurrent with this transaction, the Cooperative was merged into the Company, with Calavo emerging as the surviving entity (the Merger). These transactions had the effect of converting the legal structure of the business from a not-for-profit cooperative to a for-profit corporation. Accordingly, the accompanying consolidated financial statements give retroactive effect, for all periods presented, to the Merger, as a combination of entities with common shareholders, accounted for in a manner similar to a pooling of interests.

The Cooperative’s historical statements of operations and member proceeds, previously prepared on a basis consistent with practices applicable to other marketing cooperatives, have been revised to reflect the Company’s new legal structure as a commercial corporation. Accordingly, the accompanying income statements for 1999 and 2000 reflect the reclassification of proceeds distributed to growers and other related accounts maintained by the Cooperative to cost of goods sold consistent with the operations of a commercial corporation.

2. Basis of presentation and summary of significant accounting policies

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Calavo Growers, Inc. and its wholly owned subsidiaries, Calavo Foods, Inc.; Calavo de Mexico S.A. de C.V.; and Calavo Foods de Mexico S.A. de C.V. All intercompany accounts and transactions have been eliminated.

Cash and cash equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity date of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost on a weighted-average basis or market.

Loans to growers

The Company sponsors a grower loan program. The grower loan program generally provides for loans to be advanced to growers, bearing interest at prevailing market rates and are repayable in a 12-month period. The loans are secured by the growers’ avocado crops.

Property, plant, and equipment

Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives, ranging from three to 30 years, using the straight-line method. Leasehold improvements are stated at cost and amortized over the lesser of their estimated useful lives or the term of the lease, using the straight-line method.

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held for use are reviewed periodically for events or changes in circumstances which indicate that their carrying value may not be recoverable. Management has evaluated its long-lived assets, using estimates of undiscounted future cash flows, and has not identified any impairment as of October 31, 2001.

Investments

The Company accounts for its investments in debt securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investment portfolio as “held-to-maturity.” In accordance with SFAS No. 115, investments classified as held-to-maturity are carried at amortized cost.

Net sales

Sales from processed products are recorded when the product is shipped and title passes. Perishable product sales are recorded when both the product is shipped, title passes, and the market price is known. Service revenue, including freight, ripening and palletization charges, are recorded when services are performed.

The Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). The adoption of SAB 101 did not have a significant impact on the Company’s financial position or results of operations.

Promotional allowances

The Company provides for promotional allowances at the time of sale, based on its historical experience.

Cash rebates are generally earned by customers upon achievement of volume purchases or by corporate customers for purchases made by affiliated subsidiaries.

Sales incentives offered voluntarily by the Company, without charge to the customer, in a single exchange transaction at the point of sale are accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 00-14, Accounting for Certain Sales Incentives. Accordingly, all sales incentives that result in a reduction in or refund of the selling price at the time of sale have been classified as reduction of sales. The results for the two fiscal years in the period ended October 31, 2000, totalling approximately $2.5 million and $5.9 million have been reclassified to conform with the fiscal 2001 presentation.

All other cash consideration paid by the Company to a reseller or distributor of its products is accounted for in accordance with EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Product. This guidance provides that consideration paid by a vendor to a reseller of the vendor’s products is presumed to be a reduction of the selling prices of the vendor’s products except when (a) the vendor receives an identifiable benefit that is sufficiently separable from the recipient’s purchase of the vendor’s products, and (b) the vendor can reasonably identify the fair value of the benefit. Adoption of EITF No. 00-25 did not materially impact previously reported results.

Management believes it can reasonably provide for promotional allowances based on the Company’s historical experience in providing these sales incentives.

Consignment arrangements

The Company enters into consignment arrangements with avocado growers located outside of the United States and growers of certain perishable products in the United States. Although the Company does not take legal title to the avocados and perishable products, Calavo does assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements.

Advertising expense

Advertising costs are expensed when incurred. Such costs in fiscal 1999, 2000, and 2001 were $843,000, $318,000, and $326,000.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Estimates are used principally in determining valuation allowances related to accounts receivable and inventory. Actual results could differ from those estimates.

Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in Calavo’s consolidated financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Basic and diluted net income per share

The Company presents “basic” earnings per share and “diluted” earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. There are no potentially dilutive securities outstanding at October 31, 1999, 2000, and 2001.

Foreign currency translation and remeasurement

The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of the Company’s foreign subsidiaries is the United States dollar. Monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements are included in income. Gains and losses resulting from foreign currency transactions are also recognized currently in income.

Fair value of financial instruments

Management believes that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments. Our current and long-term debt bears interest at variable rates and therefor the fair value of such instruments approximate their carrying value.

Derivative financial instruments

The Company does not presently engage in hedging activities. In addition, the Company has reviewed its agreements and has determined that it has no derivative instruments, nor do any of its agreements contain embedded derivative instruments as of October 31, 2001. Accordingly, the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on November 1, 2001, did not have a significant impact on the Company’s financial position or results of operations.

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective immediately and SFAS No. 142 will be effective on November 1, 2002. The new standards are not expected to have a significant impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS No. 144 is required no later than the beginning of fiscal 2003. Management does not expect the adoption of SFAS No. 144 to have a significant impact on the Company’s financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

Comprehensive Income

Comprehensive income is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders. There was no difference between comprehensive income and net income for the fiscal years ended October 31, 1999, 2000, and 2001.

Reclassifications

Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.

3. Inventories

Inventories at fiscal year-ends consist of the following (in thousands):

	2000	2001

Fresh fruit	$1,135	$1,915
Packing supplies and ingredients	1,725	1,673
Finished processed foods	4,866	5,487

	$7,726	$9,075

As of October 31, 2000 and 2001, the allowance for excess and obsolete inventory approximated $29,000, and $40,000. The Company assesses the recoverability of inventories through an on-going review of inventory levels in relation to sales forecasts and product marketing plans.

4. Property, plant, and equipment

Property, plant, and equipment at fiscal year-ends consist of the following (in thousands):

	2000	2001

Land	$1,177	$1,177
Buildings and improvements	9,516	9,726
Leasehold improvements	165	172
Equipment	21,887	21,720
Information systems — Hardware and software	153	2,484
Construction in progress	7	12

	32,905	35,291
Less accumulated depreciation and amortization	(23,861)	(25,849)

	$9,044	$9,442

5. Investments held-to-maturity

Investments are made in United States government bonds yielding interest at 5.67% with a maturity date of August 15, 2005. The interest income generated from the bonds is reinvested in a money market fund. The investments are held in an irrevocable trust to be used solely for the satisfaction of scheduled payments of interest and principal relating to the Industrial Development Revenue Bonds. The cost and fair value of investments held-to-maturity at fiscal year-ends consist of the following (in thousands):

	2000	2001

Cost	$1,590	$1,874

Fair value	$1,604	$2,023

6. Other assets

During 1999, the Company established a Grower Development Program whereby funds could be advanced to growers in exchange for their commitment to deliver a minimum volume of avocados on an annual basis. Through October 31, 2001, total cumulative advances made to growers subject to this program totaled $2,000,000. Each advance made is amortized to cost of goods sold over the term of the agreement. The financial statements for fiscal years 2000 and 2001 include a charge of $293,000 for each year representing the amortization of these advances.

7. Short-term borrowings

The Company maintains short-term, noncollateralized, borrowing agreements with various banks, payable in variable annual installments through November 2005. Under the terms of these agreements, the Company is advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $26,500,000 at October 31, 2000 and 2001, with interest at a weighted-average rate of 7.58% and 3.18% at October 31, 2000 and 2001. The Company had outstanding borrowings of $8,985,000 and $15,800,000 as of October 31, 2000 and 2001, under these agreements. The short-term borrowing agreements contain debt-to-equity financial covenants with which the Company was in compliance at October 31, 2000 and 2001.

8. Long-term obligations

Long-term obligations at fiscal year-ends consist of the following (in thousands):

	2000	2001

Riverside County Variable Rate Demand Industrial Development Revenue Bonds, due in 2005, plus interest at variable rates (3.95% and 1.90% at October 31, 2000 and 2001)	$2,800	$2,800
Revolving term loans, noncollateralized, payable in variable annual installments through November 2005, plus interest at variable rates (8.59% and 7.37% at October 31, 2000 and 2001)	1,459	975
Other	62	95

	4,321	3,870
Less current portion	(501)	(441)

	$3,820	$3,429

The revolving term loans contain debt-to-equity financial covenants with which the Company was in compliance at October 31, 2000 and 2001.

The Riverside County Variable Rate Demand Industrial Development Revenue Bonds (the Bonds) are collateralized by property and equipment with a net book value of $1,468,000 at October 31, 2001. The lending agreement contains certain financial covenants with which the Company was in compliance at October 31, 2000 and 2001. As required by the Bond’s lending agreement, the Company has posted a $2,800,000 standby letter of credit from a bank, which matures on September 15, 2002.

At October 31, 2001, annual debt payments are as follows (in thousands):

	Revenue	Revolving
	Bond	Loan	Other	Total

Year ending October 31:
2002	$—	$412	$29	$441
2003	—	268	29	297
2004	—	230	16	246
2005	2,800	65	15	2,880
2006	—	—	6	6

	$2,800	$975	$95	$3,870

9. Employee benefit plans

The Company has a defined contribution retirement plan for salaried employees and makes contributions to a pension plan for hourly employees. Expenses of the plans approximated $362,000 and $399,000 for the years ended October 31, 2000 and 2001, which are included in selling, general and administrative expenses in the accompanying financial statements.

The Company sponsors a non-qualified defined benefit plan for its top executives. Pension expenses approximated $54,000, $27,000, and $29,000 for the years ended October 31, 1999, 2000, and 2001, which are included in selling, general and administrative expenses in the accompanying financial statements.

Components of the change in projected benefit obligation for fiscal year-ends consist of the following (in thousands):

	2000	2001

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$439	$435
Service cost	5	5
Interest cost	22	33
Actuarial loss	19	5
Benefits paid	(50)	(50)

Projected benefit obligation at end of year (unfunded)	$435	$428

The following is a reconciliation of the unfunded status of the plans at fiscal year-ends included in trade accounts payable and accrued expenses (in thousands):

	1999	2000	2001

Projected benefit obligation	$439	$435	$428
Unrecognized net gain	107	88	74

Recorded pension liabilities	$546	$523	$502

Significant assumptions used in the determination of pension expense consist of the following:

	1999	2000	2001

Discount rate on projected benefit obligation	8.0%	8.0%	8.0%
Rate of future salary increases	5.0%	5.0%	5.0%

10. Commitments and Contingencies

Lease commitments

The Company is committed to cash payments for some of its facilities and certain equipment under noncancelable operating leases expiring at various dates through 2007, as follows (amounts in thousands):

2002	$1,125
2003	930
2004	775
2005	494
2006	461
Thereafter	268

$4,053

Rental expenses amounted to $1,242,000, $1,155,000, and $1,223,000 for the years ended October 31, 1999, 2000, and 2001.

Litigation

The Company is involved in litigation in the ordinary course of business, none of which management believes will have a material adverse impact on the Company’s financial statements.

11. Related-party transactions

Sales of papaya, on behalf of an entity owned by the chairman of the Board of Directors, amounted to $1,897,000, $2,062,000, and $3,378,000 for the years ended October 31, 1999, 2000, and 2001, resulting in gross profits of $200,000, $198,000 and $340,000. Included in trade accounts payable and accrued liabilities are $285,000, $235,000, and $317,000 at October 31, 1999, 2000, and 2001, due to the above entity.

12. Income taxes

The income tax provision consists of the following for the years ended October 31 (in thousands):

	1999	2000	2001

Current:
Federal	$(30)	$2,395	$2,019
State	(8)	522	586
Foreign	137	63	132

Total current	99	2,980	2,737
Deferred	130	(550)	7

Total income tax provision	$229	$2,430	$2,744

At October 31, 2000 and 2001, the Company’s gross deferred tax assets totaled $779,000 and $776,000, while gross deferred tax liabilities totaled $602,000 and $606,000. Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following at October 31 (in thousands):

	2000	2001

Allowance for doubtful accounts	$76	$4
Inventories	474	369
Deferred state taxes	(13)	179
Other	—	1

Current deferred income taxes	$537	$553

Property, plant, and equipment	$(589)	$(606)
Retirement benefits	229	223

Long-term deferred income taxes	$(360)	$(383)

Prior to the Merger, the Cooperative was subject to income taxes on all business activities other than the marketing and distribution of member products. The exemption from taxation for the member business is contingent on the distribution of all available proceeds to the Cooperative’s members. Absent the distribution of all proceeds, the Cooperative was subject to income taxes for the portion of proceeds available that exceeded the actual amounts distributed. Amounts paid by the Cooperative to the Internal Revenue Service and state tax authorities for each of the years for which the tax provision was restated were not affected and did not require revision.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income is as follows:

	1999	2000	2001

Federal statutory tax at 35%	35%	35%	35%
State taxes, net of federal effects	6	6	6
Foreign income taxes less than U.S.	(1)	—	—
Benefit of lower federal tax brackets	(1)	(1)	(1)
Nondeductible meals and entertainment	4	—	—
Other	5	(5)	2

	48%	35%	42%

13. Information regarding the Company’s operations in different segments

The Company operates and tracks its results in three reportable segments — California Avocados, Processed Products, and International Avocados and Perishable Foods Products. These three business segments are presented based on the Company’s management structure and information used by the president to measure performance and allocate resources. The California Avocado segment includes all operations that involve the distribution of avocados procured in California. The Processed Products segment represents all operations related to the purchase, manufacturing, and distribution of processed avocado products. The International Avocados and Perishable Foods Products segment includes both operations related to distribution of fresh avocados procured from Mexico, Chile and New Zealand and distribution of other perishable food items. Those costs that can be specifically identified with a particular product line are charged directly to that product line. Costs that are not segment specific are generally allocated based on five-year average sales dollars. The Company does not allocate specific assets to these segments.

		International
		Avocados and
	California	Perishable Food	Processed	Inter-segment
	Avocados	Products	Products	Eliminations	Total

	(All amounts are presented in thousands)
Year ended October 31, 2001
Net sales	$149,158	$50,689	$26,293	$(8,456)	$217,684
Cost of sales	135,824	49,168	20,137	(8,456)	196,673

Gross margin	13,334	1,521	6,156	—	21,011
Selling, general and administrative	7,234	3,272	4,355	—	14,861

Operating income (loss)	6,100	(1,751)	1,801	—	6,150
Other expense (income), net	(310)	41	(163)	—	(432)

Income (loss) before provision (benefit) for income taxes	6,410	(1,792)	1,964	—	6,582
Provision (benefit) for income taxes	2,672	(753)	825	—	2,744

Net income (loss)	$3,738	$(1,039)	$1,139	$—	$3,838

		International
		Avocados and
	California	Perishable Food	Processed	Inter-segment
	Avocados	Products	Products	Eliminations	Total

	(All amounts are presented in thousands)
Year ended October 31, 2000
Net sales	$149,022	$50,850	$27,238	$(7,127)	$219,983
Cost of sales	141,026	47,558	16,432	(7,127)	197,889

Gross margin	7,996	3,292	10,806	—	22,094
Selling, general and administrative	6,927	1,629	6,439	—	14,995

Operating income (loss)	1,069	1,663	4,367	—	7,099
Other expense (income), net	(163)	115	241	—	193

Income (loss) before provision (benefit) for income taxes	1,232	1,548	4,126		6,906
Provision (benefit) for income taxes	444	542	1,444	—	2,430

Net income (loss)	$788	$1,006	$2,682	$—	$4,476

		International
		Avocados and
	California	Perishable Food	Processed	Inter-segment
	Avocados	Products	Products	Eliminations	Total

	(All amounts are presented in thousands)
Year ended October 31, 1999
Net sales	$115,944	$43,774	$25,743	$(8,158)	$177,303
Cost of sales	109,140	44,085	17,373	(8,158)	162,440

Gross margin	6,804	(311)	8,370	—	14,863
Selling, general and administrative	6,667	949	6,584	—	14,200

Operating income (loss)	137	(1,260)	1,786	—	663
Other expense (income), net	(33)	131	92	—	190

Income (loss) before provision (benefit) for income taxes	170	(1,391)	1,694	—	473
Provision (benefit) for income taxes	84	(668)	813	—	229

Net income (loss)	$86	$(723)	$881	$—	$244

Long-lived assets attributed to geographic areas as of October 31 are as follows (in thousands):

	United States	Mexico	Consolidated

2001	$11,691	$2,350	$14,041
2000	$10,358	$2,328	$12,686

The following table sets forth sales by product category for each year ended October 31 (in thousands).

	1999	2000	2001

California avocados	$111,916	$142,029	$137,298
Imported avocados	30,868	38,012	34,477
Papayas	1,981	2,061	3,377
Miscellaneous	4	—	—
Processed — food service	21,261	27,225	25,911
Processed — retail and club	8,375	5,519	5,626

Total fruit and product sales	174,405	214,846	206,689
Freight and other charges	7,075	11,023	16,589

Total sales	181,480	225,869	223,278
Less sales incentives	(4,177)	(5,886)	(5,594)

Net sales	$177,303	$219,983	$217,684

14. Restatement

Subsequent to the issuance of the Company’s financial statements for the year ended October 31, 2000, the Company’s management determined that errors had been made in computing the income tax provision and related income tax liability and receivable accounts during each of the three years in the period ended October 31, 2000. As a result, the financial statements as of October 31, 2000 and for the years ended October 31, 2000 and 1999 have been restated from the amounts previously reported. Amounts paid by the Cooperative to the Internal Revenue Service and state tax authorities for each of the years for which the tax provision was restated were not affected and did not require revision.

A summary of the significant effects of the restatement is as follows:

(In thousands, except per share amounts)	October 31, 1999		October 31, 2000

	As previously reported	As restated	As previously reported	As restated

Income Statement:
Provision (benefit) for income taxes	$(408)	$229	$2,162	$2,430
Net income	881	244	4,744	4,476
Basic and diluted net income per share	0.09	0.03	0.48	0.45
Balance Sheet:
Accrued expenses			4,031	5,400
Retained earnings			12,365	10,996
Shareholders’ equity			22,435	21,066

The effect of the restatement on retained earnings as of November 1, 1998 was a decrease of $464,000.

15. Subsequent events

Declaration of stock dividend

On December 18, 2001, the Board of Directors declared a 5% stock dividend payable on February 15, 2002 for all shareholders of record on February 1, 2002.

Rights Offering to Shareholders

On January 15, 2002 the Board of Directors authorized management to commence actions to undertake a rights offering to shareholders. It is anticipated that the offering will make available 1,000,000 shares of common stock to shareholders to purchase common stock at a price of $5.00 per share. Management believes that the rights offering will commence in April or May 2002 assuming no unexpected delays in receiving necessary legal and regulatory approvals. If fully subscribed, the rights offering will have the effect of increasing shareholders’ equity and cash reserves by $5,000,000, less offering costs. The Board of Directors has reserved the right to change the number of shares, price per share, and date of the offering as deemed necessary or appropriate.

Stock-based compensation

On November 20, 2001, the Board of Directors approved two new stock-based compensation plans.

The directors stock option plan

Participation in the directors stock option plan is limited to members of the Company’s Board of Directors. The plan makes available to the Board of Directors or a plan administrator the right to grant options to purchase up to 3,000,000 shares of common stock. In connection with the adoption of the plan the Board of Directors approved an award of options to purchase 1,240,000 shares of common stock at an exercise price of $5.00 per share.

The plan currently provides that the fair value of the common stock be determined by the Board of Directors based on current trading patterns in the common stock and other analyses of fair value. Based on its review of such data, the Board of Directors determined that the fair value of the common stock subject to the above awards at the date of grant was $3.95 per share.

In January 2002, certain members of the Board of Directors elected to exercise substantially all of their stock options. The exercise price will be paid in a combination of full-recourse promissory notes and/or the payment of cash. These notes and the related security agreements provide, amongst other things, that each director pledge as collateral the shares acquired upon exercise of the stock option as well as additional Common Stock of the Company held by the directors with a value equal to 10% of the loan amount if the exercise price was paid by means of a full-recourse note. The notes, which bear interest at 7% per annum, provide for annual interest payments with a final principal payment due March 1, 2007. Directors will be allowed to withdraw shares from the pledged pool of common stock upon repayment of their notes as long as the fair value of the remaining pledged shares is at least equal to 120% of the outstanding note balance. These transactions will have the effect of increasing total assets of the Company and Shareholders’ Equity by approximately $5,490,000 when either the cash for the exercise price is received or the loans are repaid.

The employee stock purchase plan

The employee stock purchase plan approved by the Board of Directors is contingent upon the approval of the shareholders of the Company, as required by the California Department of Corporations. If approved, participation in the employee stock purchase plan will be limited to employees of the Company. The plan provides the Board of Directors, or a plan administrator, the right to make available up to 2,000,000 shares of common stock at a price not less than fair market value. If approved, the Board of Directors intends to award selected employees the opportunity to purchase up to 471,500 shares of common stock at the then fair market value of the common stock. The plan also provides for the Company to advance all or some of the purchase price of the purchased stock to the employee upon the execution of a full recourse note at prevailing interest rates.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Calavo Growers, Inc.
Santa Ana, California

We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calavo Growers, Inc. and subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on October 9, 2001, the Company consummated a merger with Calavo Growers of California. The consolidated financial statements give retroactive effect, for all periods presented, to the merger as a combination of entities with common shareholders, and has been accounted for in a manner similar to a pooling of interests.

As discussed in Note 14 to the consolidated financial statements, the accompanying consolidated financial statements as of October 31, 2000 and for the years ended October 31, 2000 and 1999 have been restated.

/s/ Deloitte & Touche LLP

Costa Mesa, California
January 25, 2002

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 18, 2002 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

(a)	Executive Officers — See “Executive Officers” in Part I., Item 4 hereof.

(b)	Directors — the information required by this Item is incorporated by reference to the section entitled “Election of Directors” in the Proxy Statement.

(c)	Section 16(a) — Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the sections entitled “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Sales of papaya, on behalf of an entity owned by the chairman of the Board of Directors, amounted to $1,897,000, $2,062,000, and $3,378,000 for the years ended October 31, 1999, 2000, and 2001, resulting in gross profits of $200,000, $198,000 and $340,000. Included in trade accounts payable and accrued liabilities are $285,000, $235,000, and $317,000 at October 31, 1999, 2000, and 2001, due to the above entity.

Additional information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(b)	(1)	Financial Statements

		The following consolidated financial statements of the Company as of October 31, 2001 and 2000, and for each of the three years in the period ended October 31, 2001 are included herewith:

		Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity, Notes to Consolidated Financial Statements, and Independent Auditors’ Report.

	(2)	Supplemental Schedules

		Schedule II Valuation and Qualifying Accounts

		All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.*
3.1	Articles of Incorporation of Calavo Growers, Inc.*
3.2	Amended and Restated Bylaws of Calavo Growers, Inc.***
10.1	Form of Marketing Agreement for Calavo Growers, Inc.*
10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California.*
10.3	Lease Agreement (undated) between Tede S.A. de C.V., a Mexican corporation, and Calavo Foods de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated October 25, 1994.*
10.4	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.*
10.5	Lease Intended as Security dated as of September 1, 2000 between Banc of America Leasing & Capital, LLC, a Delaware limited liability company, and Calavo Growers of California.*
10.6	Business Loan Agreement dated as of April 20, 1999 between Bank of America National Trust and Savings Association and Calavo Growers of California.*
10.7	Amendment No. 2 to Business Loan Agreement (undated) between Bank of America N.A. (formerly Bank of America National Trust and Savings Association) and Calavo Growers of California.*
10.8	Loan Agreement dated as of September 1, 1985 between the Riverside County Industrial Development Authority and Calavo Growers of California relating to variable rate demand industrial development revenue bonds.*
10.9	Reimbursement Agreement dated as of September 1, 1985 between Security Pacific National Bank and Calavo Growers of California.*
10.10	Amendment No. Two to Reimbursement Agreement dated as of August 22, 1995 between Bank of America National Trust and Savings Association (as successor to Security Pacific National Bank) and Calavo Growers of California.*

Exhibit
Number	Description

10.11	Amendment No. Three to Reimbursement Agreement dated as of October 18, 2000 between Bank of America, N.A. (formerly Bank of America National Trust and Savings Association) and Calavo Growers of California.*
10.12	Master Loan Agreement dated as of June 15, 2000 between CoBank, ACB and Calavo Growers of California, including attached Revolving Credit Supplement dated June 15, 2000 between CoBank, ACB and Calavo Growers of California.*
10.13	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California.*
10.14	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 between Egidio Carbone, Jr. and Calavo Growers of California.*
10.15	2001 Stock Option Plan for Directors.**
10.16	2001 Stock Purchase Plan for Officers and Employees.**
21.1	Subsidiaries of Calavo Growers, Inc.*
23.1	Consent of Deloitte & Touche LLP.
24.1	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

*	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

**	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

***	Previously filed on August 15, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

(b)  Reports on Form 8-K

       The company filed no reports on Form 8-K during the quarter ended October 31, 2001.

(c)  Exhibits

       See subsection (a)(3) above.

(d)  Financial Statement Schedules

       See subsection (a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on this 28th day of January, 2002.

CALAVO GROWERS, INC.

By:	/s/ Lecil E. Cole

Lecil E. Cole Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 28th day of January, 2002 by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ Lecil E. Cole Lecil E. Cole	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

/s/ Egidio Carbone, Jr. Egidio Carbone, Jr.	Vice President, Finance and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ George H. Barnes* George H. Barnes	Director

/s/ Fred J. Ferrazzano* Fred J. Ferrazzano	Director

/s/ John M. Hunt* John M. Hunt	Director

/s/ Roy V. Keenan* Roy V. Keenan	Director

/s/ J. Link Leavens* J. Link Leavens	Director

/s/ Edward P. Smith* Edward P. Smith	Director

/s/ Alva V. Snider* Alva V. Snider	Director

/s/ Dorcas H. Thille* Dorcas H. Thille	Director

/s/ Scott Van Der Kar* Scott Van Der Kar	Director

*By:	/s/ LECIL E. COLE

Lecil E. Cole Attorney-in-Fact**

**     By authority of the power of attorney filed as Exhibit 24 hereto.

SCHEDULE II

CALAVO GROWERS, INC.

VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Fiscal year	Balance at			Balance at
	ended	beginning			end
	October 31:	of year	Additions(1)	Deductions(2)	of year

Allowance for doubtful accounts	1999	$3	$50	$50	$3
	2000	3	717	671	49
	2001	49	87	127	9
Allowance for inventory obsolescence	1999	$29	$—	$—	$29
	2000	29	—	—	29
	2001	29	35	24	40

(1)	Charged to costs and expenses

(2)	Write-off of assets

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.*
3.1	Articles of Incorporation of Calavo Growers, Inc.*
3.2	Amended and Restated Bylaws of Calavo Growers, Inc.***
10.1	Form of Marketing Agreement for Calavo Growers, Inc.*
10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California.*
10.3	Lease Agreement (undated) between Tede S.A. de C.V., a Mexican corporation, and Calavo Foods de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated October 25, 1994.*
10.4	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.*
10.5	Lease Intended as Security dated as of September 1, 2000 between Banc of America Leasing & Capital, LLC, a Delaware limited liability company, and Calavo Growers of California.*
10.6	Business Loan Agreement dated as of April 20, 1999 between Bank of America National Trust and Savings Association and Calavo Growers of California.*
10.7	Amendment No. 2 to Business Loan Agreement (undated) between Bank of America N.A. (formerly Bank of America National Trust and Savings Association) and Calavo Growers of California.*
10.8	Loan Agreement dated as of September 1, 1985 between the Riverside County Industrial Development Authority and Calavo Growers of California relating to variable rate demand industrial development revenue bonds.*
10.9	Reimbursement Agreement dated as of September 1, 1985 between Security Pacific National Bank and Calavo Growers of California.*
10.10	Amendment No. Two to Reimbursement Agreement dated as of August 22, 1995 between Bank of America National Trust and Savings Association (as successor to Security Pacific National Bank) and Calavo Growers of California.*
10.11	Amendment No. Three to Reimbursement Agreement dated as of October 18, 2000 between Bank of America, N.A. (formerly Bank of America National Trust and Savings Association) and Calavo Growers of California.*
10.12	Master Loan Agreement dated as of June 15, 2000 between CoBank, ACB and Calavo Growers of California, including attached Revolving Credit Supplement dated June 15, 2000 between CoBank, ACB and Calavo Growers of California.*
10.13	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California.*
10.14	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 between Egidio Carbone, Jr. and Calavo Growers of California.*
10.15	2001 Stock Option Plan for Directors.**
10.16	2001 Stock Purchase Plan for Officers and Employees.**
21.1	Subsidiaries of Calavo Growers, Inc.*
23.1	Consent of Deloitte & Touche LLP.
24.1	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

*	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

**	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

***	Previously filed on August 15, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.