Form 10-Q
period 2002-01-31
CALAVO GROWERS INC
filed 2002-03-06
CIK 1133470

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------



                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 000-33385

                              CALAVO GROWERS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           CALIFORNIA                               33-0945304
    (State of incorporation)          (I.R.S. Employer Identification No.)


                              2530 RED HILL AVENUE
                        SANTA ANA, CALIFORNIA 92705-5542
               (Address of principal executive offices) (Zip code)

                                 (949) 223-1111
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Registrant's number of shares of common stock outstanding as of February 28, 2002 was 11,520,973.

                                   ----------

================================================================================

                              CALAVO GROWERS, INC.

                                      INDEX


                                                                                                           PAGE
                                                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited):

            Consolidated Condensed Balance Sheets -- January 31, 2002 and October 31, 2001                   3

            Consolidated Condensed Statements of Income -- Three Months
              Ended January 31, 2002 and 2001                                                                4

            Consolidated Condensed Statements of Cash Flows -- Three Months

            Ended  January 31, 2002 and 2001                                                                 5

            Notes to Consolidated Condensed Financial Statements                                             6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations           11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                      15


PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                                               16

Item 6.     Exhibits and Reports on Form 8-K                                                                16

            Signatures                                                                                      17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              CALAVO GROWERS, INC.

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
              (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 JANUARY 31,    OCTOBER 31,
                                                                    2002           2001
                                                                 -----------   ------------
ASSETS
Current assets:

   Cash and cash equivalents ...............................      $    450       $  2,057
   Accounts receivable, net of allowance for
    doubtful accounts of $25 as of January 31, 2002 and
    $9 as of October 31, 2001 ..............................        16,448         19,797
   Inventories, net ........................................        12,042          9,075
   Prepaid expenses and other current assets ...............         3,805          3,209
   Loans to growers ........................................         1,644          1,119
   Advances to suppliers ...................................           123          2,372
   Income taxes receivable .................................            --            144
   Deferred income taxes ...................................           553            553
                                                                  --------       --------
      Total current assets .................................        35,065         38,326
Property, plant, and equipment, net ........................         9,142          9,442
Investments held to maturity ...............................         1,873          1,874
Other assets ...............................................         2,871          2,726
                                                                  --------       --------
                                                                  $ 48,951       $ 52,368
                                                                  ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Payable to growers ......................................      $  6,371       $  6,909
   Trade accounts payable ..................................         2,463          1,529
   Accrued expenses ........................................         3,764          3,848
   Short-term borrowings ...................................        11,800         15,800
   Current portion of long-term obligations ................           171            441
                                                                  --------       --------
      Total current liabilities ............................        24,569         28,527
Long-term liabilities:
   Long-term obligations, less current portion .............         3,422          3,429
   Deferred income taxes ...................................           383            383
                                                                  --------       --------
      Total long-term liabilities ..........................         3,805          3,812
Commitments and contingencies
Shareholders' equity:

   Common stock ($.001 par value, 100,000 shares
     authorized; 11,521 and 10,466 shares outstanding
     at January 31, 2002 and
     October 31, 2001, respectively) .......................            11             10
   Additional paid-in capital ..............................        15,182         10,158
   Notes receivable from shareholders ......................        (4,789)            --
   Retained earnings .......................................        10,173          9,861
                                                                  --------       --------
      Total shareholders' equity ...........................        20,577         20,029
                                                                  --------       --------
                                                                  $ 48,951       $ 52,368
                                                                  ========       ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                              CALAVO GROWERS, INC.

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
              (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        THREE MONTHS ENDED
                                                            JANUARY 31,
                                                      -----------------------
                                                        2002           2001
                                                      --------       --------
Net sales ......................................      $ 45,747       $ 39,029
Cost of sales ..................................        42,173         36,127
                                                      --------       --------
Gross margin ...................................         3,574          2,902
Selling, general and administrative ............         3,017          2,807
                                                      --------       --------
Operating income ...............................           557             95
Other expense (income), net ....................            (8)            31
                                                      --------       --------
Income before provision for income taxes .......           565             64
Provision for income taxes .....................           253             27
                                                      --------       --------
Net income .....................................      $    312       $     37
                                                      ========       ========
Basic and diluted net income per share .........      $   0.03       $     --
                                                      ========       ========
Weighted-average common shares outstanding,
   Basic and diluted ...........................        10,466         10,416
                                                      ========       ========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                              CALAVO GROWERS, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                      THREE MONTHS JANUARY 31,
                                                                      ------------------------
                                                                         2002          2001
                                                                      --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income ......................................................      $   312       $    37
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization ................................          530           543
   Provision for losses on accounts receivable ..................           20            17
Effect on cash of changes in operating assets and
   liabilities:

      Accounts receivable .......................................        3,329         3,023
      Inventories, net ..........................................       (2,967)       (3,148)
      Income taxes receivable ...................................          144            --
      Prepaid expenses and other assets .........................         (741)       (1,462)
      Advances to suppliers .....................................        2,249         1,597
      Loans to growers ..........................................         (525)         (517)
      Payable to growers ........................................         (538)        3,135
      Trade accounts payable and
        accrued expenses ........................................          850        (1,971)
                                                                       -------       -------
         Net cash provided by operating activities ..............        2,663         1,254
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisitions of property, plant, and equipment ..................         (229)         (802)
                                                                       -------       -------
         Net cash used in investing activities ..................         (229)         (802)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of dividend to shareholders .............................           --        (4,973)
Proceeds (repayments) from/of short-term borrowings, net ........       (4,000)        3,415
Proceeds from issuance of common stock ..........................           --            64
Payments on long-term obligations ...............................         (277)         (276)
Exercise of stock options .......................................          236            --
                                                                       -------       -------
         Net cash provided by (used in) financing activities ....       (4,041)       (1,770)
                                                                       -------       -------
Net increase (decrease) in cash and cash
   equivalents ..................................................       (1,607)       (1,318)
Cash and cash equivalents, beginning of period ..................        2,057         1,492
                                                                       -------       -------
Cash and cash equivalents, end of period ........................      $   450       $   174
                                                                       =======       =======
SUPPLEMENTAL INFORMATION -
   Cash paid during the year for:

      Interest ..................................................      $   142       $   183
                                                                       =======       =======
      Income taxes ..............................................      $    19       $ 1,000
                                                                       =======       =======
NONCASH INVESTING AND FINANCING ACTIVITIES:

Exercise of stock options using promissory notes ................      $ 4,789       $    --
                                                                       =======       =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                              CALAVO GROWERS, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF THE BUSINESS

BUSINESS

Calavo Growers, Inc. (Calavo or the Company) engages in the procurement and marketing of avocados and other perishable foods and the preparation and distribution of processed avocado products. The Company's expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows it to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a world-wide basis. Through Calavo's three operating facilities in southern California and two facilities in Mexico, the Company sorts and packs avocados procured in California and Mexico and prepares processed avocado products. Additionally, the Company procures avocados internationally, principally from Chile and New Zealand and distributes other perishable foods such as Hawaiian grown papayas. These operations are reported by the Company in three different business segments: California Avocados, Processed Products, and International Avocados and Perishable Food Products.

CONVERSION TO A FOR-PROFIT CORPORATION

On October 9, 2001, the Company completed a series of transactions whereby common and preferred shareholders of Calavo Growers of California (the Cooperative), an agricultural marketing cooperative association, exchanged all of their outstanding shares for shares of the Company's common stock. Concurrent with this transaction, the Cooperative was merged into the Company, with Calavo emerging as the surviving entity (the Merger). These transactions had the effect of converting the legal structure of the business from a not-for-profit cooperative to a for-profit corporation. Accordingly, the accompanying consolidated condensed financial statements give retroactive effect, for the three months ended January 31, 2001, to the Merger as a combination of entities with common shareholders, accounted for in a manner similar to a pooling of interests.

The Cooperative's historical statements of operations and member proceeds, previously prepared on a basis consistent with practices applicable to marketing cooperatives, have been revised to reflect the Company's new legal structure as a commercial corporation. Accordingly, the accompanying income statements for the three months ended January 31, 2001 reflect the reclassification of proceeds distributed to growers and other related accounts maintained by the Cooperative to cost of goods sold consistent with the operations of a commercial corporation.

The accompanying consolidated condensed financial statements are unaudited. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's financial position, results of operations, and cash flows. Such adjustments consist of adjustments of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current period presentation.

                              CALAVO GROWERS, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

2. STOCK-BASED COMPENSATION

On November 20, 2001, the Board of Directors approved two new stock-based compensation plans.

The directors stock option plan

Participation in the directors stock option plan is limited to members of the Company's Board of Directors. The plan makes available to the Board of Directors or a plan administrator the right to grant options to purchase up to 3,000,000 shares of common stock. In connection with the adoption of the plan the Board of Directors approved an award of options to purchase 1,240,000 shares of common stock at an exercise price of $5.00 per share.

The plan currently provides that the fair value of the common stock be determined by the Board of Directors based on current trading patterns in the common stock and other analyses of fair value. Based on its review of such data, the Board of Directors determined that the fair value of the common stock subject to the above awards at the date of grant was $3.95 per share.

On January 31, 2002, members of the Board of Directors elected to exercise 1,005,000 stock options. The exercise price was paid by delivery of full-recourse promissory notes with a face value of $4,789,000 and by cash payments of $236,000. These notes and the related security agreements provide, among other things, that each director pledge as collateral the shares acquired upon exercise of the stock option as well as additional Common Stock of the Company held by the directors with a value equal to 10% of the loan amount if the exercise price was paid by means of a full-recourse note. The notes, which bear interest at 7% per annum, provide for annual interest payments with a final principal payment due March 1, 2007. Directors will be allowed to withdraw shares from the pledged pool of common stock prior to repayment of their notes as long as the fair value of the remaining pledged shares is at least equal to 120% of the outstanding note balance. The notes have been presented as a reduction of shareholders' equity as of January 31, 2002.

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

A summary of stock option activity follows (shares in thousands):


                                                THREE MONTHS ENDED
                                                 JANUARY 31, 2002
                                              -----------------------
                                                             WEIGHTED
                                                              AVERAGE
                                              NUMBER OF      EXERCISE
                                               SHARES         PRICE
                                              ---------      --------
Outstanding at beginning of period .....            --       $     --

Granted during period ..................         1,240           5.00
Exercised ..............................        (1,005)          5.00
Cancelled ..............................            --             --
                                               -------

Outstanding at end of period ...........           235           5.00
                                               =======

Exercisable at end of period ...........           235           5.00
                                               =======

                              CALAVO GROWERS, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes stock options outstanding at January 31, 2002 (shares in thousands):


                                       OUTSTANDING AND EXERCISABLE
                             --------------------------------------------
                                                 AVERAGE         WEIGHTED
                                                REMAINING        AVERAGE
                              NUMBER            CONTRACTUAL      EXERCISE
EXERCISE PRICE               OF SHARES         LIFE (YEARS)        PRICE
--------------               ---------         ------------      --------
$ 5.00                          235                  4.8          $  5.00


As permitted under Statements of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to awards granted with exercise prices equal to or greater than the fair value of the Company's common stock.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for stock-based awards to its employees under the fair value method of that Statement. Had compensation cost for stock option awards been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):

Pro forma net income (loss).................................      $ (973)
Pro forma net earnings (loss) per share, basic and diluted..      $(0.09)


For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting period. The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


Risk-free interest rate.............           2.0%
Expected volatility.................           130%
Dividend yield......................            --
Expected life (years)...............           1.1
Weighted-average fair value
   of options granted...............         $1.04


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because options held by employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of these options.

                              CALAVO GROWERS, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

3. INFORMATION REGARDING THE COMPANY'S OPERATIONS IN DIFFERENT SEGMENTS

The Company operates and tracks its results in three reportable segments -- California Avocados, Processed Products, and International Avocados and Perishable Foods Products. These three business segments are presented based on the Company's management structure and information used by the president to measure performance and allocate resources. The California Avocado segment includes all operations that involve the distribution of avocados procured in California. The Processed Products segment represents all operations related to the purchase, manufacturing, and distribution of processed avocado products. The International Avocados and Perishable Foods Products segment includes both operations related to distribution of fresh avocados procured from Mexico, Chile and New Zealand and distribution of other perishable food items. Those costs that can be specifically identified with a particular product line are charged directly to that product line. Costs that are not segment specific are generally allocated based on five-year average sales dollars. The Company does not allocate specific assets to these segments.


                                                             INTERNATIONAL
                                                             AVOCADOS AND
                                            CALIFORNIA      PERISHABLE FOOD       PROCESSED       INTER-SEGMENT
                                             AVOCADOS           PRODUCTS          PRODUCTS        ELIMINATIONS          TOTAL
                                           ------------     ---------------     ------------      -------------      ------------
                                                                 (ALL AMOUNTS ARE PRESENTED IN THOUSANDS)
THREE MONTHS ENDED JANUARY  31, 2002

Net sales ..............................   $     17,183       $     25,308      $      7,160      $     (3,904)      $     45,747
Cost of sales ..........................         16,198             23,973             5,906            (3,904)            42,173
                                           ------------       ------------      ------------      ------------       ------------
Gross margin ...........................            985              1,335             1,254                --              3,574
Selling, general and administrative ....          1,470                657               890                --              3,017
                                           ------------       ------------      ------------      ------------       ------------
Operating income (loss) ................           (485)               678               364                --                557
Other expense (income), net ............            (73)                16                49                --                 (8)
                                           ------------       ------------      ------------      ------------       ------------
Income (loss) before provision
  (benefit) for income taxes ...........           (412)               662               315                --                565
Provision (benefit) for income taxes ...           (185)               297               141                --                253
                                           ------------       ------------      ------------      ------------       ------------
Net income (loss) ......................   $       (227)      $        365      $        174      $         --       $        312
                                           ============       ============      ============      ============       ============


                                                             INTERNATIONAL
                                                             AVOCADOS AND
                                            CALIFORNIA      PERISHABLE FOOD       PROCESSED       INTER-SEGMENT
                                             AVOCADOS           PRODUCTS          PRODUCTS        ELIMINATIONS          TOTAL
                                           ------------     ---------------     ------------      -------------      ------------
                                                                 (ALL AMOUNTS ARE PRESENTED IN THOUSANDS)
THREE MONTHS ENDED JANUARY 31, 2001

Net sales ..............................   $     14,365       $     21,271       $      7,075       $     (3,682)      $     39,029
Cost of sales ..........................         14,341             20,397              5,071             (3,682)            36,127
                                           ------------       ------------       ------------       ------------       ------------
Gross margin ...........................             24                874              2,004                 --              2,902
Selling, general and administrative ....          1,252                579                976                 --              2,807
                                           ------------       ------------       ------------       ------------       ------------
Operating income (loss) ................         (1,228)               295              1,028                 --                 95
Other expense (income), net ............          1,005               (237)              (737)                --                 31
                                           ------------       ------------       ------------       ------------       ------------
Income (loss) before provision
  (benefit) for income taxes ...........         (2,233)               532              1,765                                    64
Provision (benefit) for income taxes ...           (963)               229                761                 --                 27
                                           ------------       ------------       ------------       ------------       ------------
Net income (loss) ......................   $     (1,270)      $        303       $      1,004       $         --       $         37
                                           ============       ============       ============       ============       ============

                              CALAVO GROWERS, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth sales by product category for each three-month period ended January 31 (in thousands).


                                             2002               2001
                                         ------------       ------------
California avocados ...............      $     16,064       $     13,451
Imported avocados .................            19,918             17,043
Papayas ...........................               763                567
Miscellaneous .....................                26                 --
Processed -- food service .........             5,512              6,289
Processed -- retail and club ......             1,391              1,206
                                         ------------       ------------
Total fruit and product sales .....            43,674             38,556
Freight and other charges .........             3,530              1,909
                                         ------------       ------------
Total sales .......................            47,204             40,465
Less sales incentives .............            (1,457)            (1,436)
                                         ------------       ------------
Net sales .........................      $     45,747       $     39,029
                                         ============       ============


4. INVENTORIES

Inventories consist of the following (in thousands):


                                               JANUARY 31,       OCTOBER 31,
                                                  2002              2001
                                              ------------      ------------
Fresh fruit ............................      $      2,979      $      1,915
Packing supplies and ingredients .......             1,792             1,673
Finished processed foods ...............             7,271             5,487
                                              ------------      ------------
                                              $     12,042      $      9,075
                                              ============      ============


As of January 31, 2002 and October 31, 2001, the allowance for excess and obsolete inventory approximated $40,000. The Company assesses the recoverability of inventories through an on-going review of inventory levels in relation to sales forecasts and product marketing plans.

5. RELATED PARTY TRANSACTIONS

Sales of papaya, on behalf of an entity owned by the Chairman of the Board of Directors, totaled $767,000 and $564,000 for each of the 3 months ended January 31, 2002 and 2001, resulting in gross profits of $92,000 and $56,000. Included in trade accounts payable and accrued liabilities are $295,000 and $317,000 at January 31, 2002 and October 31, 2001, due to the above entity.

6. OTHER EVENTS

On February 15, 2002, the Company paid a 5% stock dividend to all shareholders of record as of February 1, 2002. Common share and per common share amounts for all periods presented have been restated to reflect the 5% stock dividend effected on February 15, 2002 for shareholders of record as of February 1, 2002.

On January 15, 2002, the Board of Directors authorized management to commence actions to undertake a rights offering to shareholders. It is anticipated that the offering will make available 1,000,000 shares of common stock to shareholders to purchase common stock at a price of $5.00 per share. Management believes that the rights offering will commence in April or May 2002 assuming no unexpected delays in receiving necessary legal and regulatory approvals. If fully subscribed, the rights offering will have the effect of increasing shareholders' equity and cash reserves by $5,000,000, less offering costs. The Board of Directors has reserved the right to change the number of shares, price per share, and date of the offering as deemed necessary or appropriate. The offer of shares pursuant to the rights offering will be made only by a prospectus that will be filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended October 31, 2001 of Calavo Growers, Inc. ("we", "Calavo", or the "Company").

On October 9, 2001, we completed a series of transactions whereby common and preferred shareholders of Calavo Growers of California, an agricultural marketing cooperative association (the "Cooperative"), exchanged all of their outstanding shares for shares of our common stock. Concurrent with this transaction, the Cooperative was merged into us with Calavo emerging as the surviving entity (the "Merger"). These transactions had the effect of converting the legal structure of the business from a not for-profit cooperative to a for-profit corporation. The Merger and the conversion were approved on an overwhelming basis by both the Cooperative's shareholders and the Board of Directors. Prior to the Merger, the Cooperative reported results of operations as constituting either member business (the packing and distribution of avocados procured from either members or associate members) or non-member business (non-member business included both the Processed Product business and the sourcing and distribution of all crops that were not procured from the Cooperative's members). We have realigned our businesses to combine within our California Avocado segment the results of operations of both the California avocados grown previously by members and those that were procured from non-members. We believe that this presentation provides an enhanced view of the results of our California operations and a better framework to evaluate the results of our various operations.

NET SALES

The following table summarizes our net sales by business segment for each of the three month periods ended January 31:


(IN THOUSANDS)                               2002              CHANGE                2001
                                         ------------        ------------        ------------
Net sales:
   California Avocados ............      $     17,183                19.6%       $     14,365
   Processed Products .............             7,160                 1.2%              7,075
   International Avocados and
     Perishable Food Products .....            25,308                19.0%             21,271
   Eliminations ...................            (3,904)                                 (3,682)
                                         ------------                            ------------
      Total net sales .............      $     45,747                17.2%       $     39,029
                                         ============                            ============
As a percentage of net sales:
   California Avocados ............             34.6%                                   33.6%
   Processed Products .............             14.4%                                   16.6%
   International Avocados and
     Perishable Food Products .....             51.0%                                   49.8%
                                         ------------                            ------------
                                               100.0%                                  100.0%
                                         ============                            ============


Net sales for the first quarter of fiscal 2002 compared to fiscal 2001 grew by $6,718,000 or 17.2%. This net sales growth reflects an increasing percentage of our business being generated from our California Avocados and International Avocados and Perishable Food Products segments.

California Avocados

Net sales delivered by the business increased by approximately $2,818,000 or 19.6% for the first quarter of fiscal 2002 when compared to the same period for fiscal 2001. The increase in sales reflects higher average California avocado prices offset by a decrease in avocados delivered by our growers of 4.8% or approximately 1,047,000 pounds. The decrease in the pounds delivered is consistent with an expected decrease in the overall harvest of the California avocado crop for the 2001/2002 season. Despite this decrease, we have continued to build on our leadership role in packing and marketing California grown avocados and have increased our market share to approximately 40.0% in the first quarter of fiscal 2002 when compared to a 37.5% market share for fiscal 2001.

In February 2002, the Southern California growing area was impacted by adverse weather conditions. A combination of freezing temperatures and strong winds resulted in approximately 17 million pounds of avocados being delivered by the industry in a one week period. The short-term effect of these conditions was to significantly depress the average price of avocados. Furthermore, management believes that these adverse weather conditions will have the effect of reducing the 2001/2002 California avocado crop size by 2-3%, while increasing average sales prices.

Processed Products

Net sales delivered by the business increased modestly by approximately $85,000 or 1.2% for the first quarter of fiscal 2002 when compared to the same period for fiscal 2001. The increase reflects a marginal improvement on prices offset by a decrease in the volume of processed avocado product sold of 331,000 pounds or 9.3%.

International and Perishable Food Products

Net sales delivered by the business increased by approximately $4,037,000 or 19.0% for the first quarter of fiscal 2002 when compared to the same period for fiscal 2001. The increase is consistent with a 4,915,000 pound or 21.2% increase in the volume of avocados handled by the segment. This increase in pounds marketed is attributable to the results of our Mexican operations which increased their production by 5,673,000 pounds or 74.3% as compared to the same period for fiscal 2001. The increases in our Mexican business were offset by modest declines in our Chilean and New Zealand avocado marketing programs.

GROSS MARGINS

The following table summarizes our gross margins and gross profit percentages by business segment for each of the three month periods ended January 31:


(IN THOUSANDS)                               2002             CHANGE                2001
                                         ------------       ------------        ------------
Gross Margins:
   California Avocados ............      $        985                 NM        $         24
   Processed Products .............             1,254              (37.4)%             2,004
   International Avocados and
     Perishable Food Products .....             1,335               52.7%                874
                                         ------------                           ------------
      Total gross margins .........      $      3,574               23.2%       $      2,902
                                         ============                           ============
Gross Profit Percentages:
   California Avocados ............               5.7%                                   0.2%
   Processed Products .............              17.5%                                  28.3%
   International Avocados and
     Perishable Food Products .....               5.3%                                   4.1%
   Consolidated ...................               7.8%                                   7.4%
(NM is Not Meaningful)


Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $672,000 or 23.2% for the first quarter of fiscal 2002 when compared to the same period for fiscal 2001. This increase is principally attributable to improved profitability of our California Avocados and International Avocados and Perishable Food Products segments. These improvements in gross profits were partially offset by decreases in the gross profit percentages delivered by our Processed Products segments.

Our California Avocado business generated an improved gross profit percentage principally as a result of higher average sales prices offset by a modest increase in per pound packing and freight costs. The gross profit percentage for our International Avocados and Perishable Products business improved primarily due to lower avocado prices and a reduced per pound cost of packing. This decrease in per pound cost of packing is attributable to an additional 5,673,000 pounds of avocados packed at our Uruapan facility during the first quarter of fiscal 2002 when compared to the same prior year period. The gross profit percentages generated by our Processed Product segment decreased due to sales of processed products which include avocado pulp procured at higher prices than in prior years. We anticipate that margins for our Processed Product segment will improve in the second part of fiscal 2002 as we begin selling product that includes lower cost avocado pulp.

SELLING, GENERAL AND ADMINISTRATIVE

                                                           QUARTER ENDED JANUARY 31,
                                              --------------------------------------------------
(IN THOUSANDS)                                    2002              CHANGE             2001
                                              ------------       ------------       ------------
Selling, General and Administrative ....      $      3,017                7.5%      $      2,807
Percentage of net sales ................               6.6%                                  7.2%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased by $210,000 or 7.5% for the first quarter of fiscal 2002 when compared to the same period for fiscal 2001. The increased general and administrative costs relate principally to higher expenses incurred in marketing our products and additional costs incurred by our field department.

OTHER EXPENSE (INCOME), NET

                                                       QUARTER ENDED JANUARY 31,
                                         -------------------------------------------------
(IN THOUSANDS)                               2002             CHANGE              2001
                                         ------------       ------------      ------------
Other expense (income), net .......      $         (8)                NM      $         31
Percentage of net sales ...........               --%                                   --%
(NM is Not Meaningful)

Other expense (income), net includes interest income and expense generated in connection with our financing and operating activities, as well as certain other transactions that are outside of the course of normal operations. Other expense (income), net is comparable for both periods presented.

PROVISION (BENEFIT) FOR INCOME TAXES

                                                          QUARTER ENDED JANUARY 31,
                                              -------------------------------------------------
(IN THOUSANDS)                                     2002              CHANGE           2001
                                              ------------       ------------      ------------
Provision (benefit) for income taxes .....    $        253                 NM      $         27
Percentage of income before
  provision (benefit) for income taxes ...            44.7%                                42.1%
(NM is Not Meaningful)

For the first quarter of fiscal 2002, the Company's provision for income taxes was $253,000 as compared to $27,000 recorded for the first quarter of fiscal 2001. The effective tax rate for fiscal 2001 reflects the impact from non-deductible fines and penalties. The effective tax rate for fiscal 2002 reflects the impact of additional provisions recorded in connection with our Mexican operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $2,663,000 for the three months ended January 31, 2002, compared to $1,254,000 for the similar period in fiscal 2001. Operating cash flows reflect our net income of $312,000, net non cash charges of (depreciation and amortization and provision for losses on accounts receivable) of $550,000 and a net increase in the non-cash components of our working capital of approximately $1,801,000.

These working capital increases include a decrease in accounts receivable of $3,329,000, principally due to lower first quarter sales, a decrease in advances to suppliers of $2,249,000, an increase in trade accounts payable and accrued expenses of $850,000, offset by an increase in inventories of $2,967,000, an increase in prepaid expenses and other current assets of $741,000, an increase in loans made to growers of $525,000, and a decrease in amounts payable to growers of $538,000.

Cash used in investing activities was $229,000 for the three months ended January 31, 2002 and related principally to the purchase of capital expenditures.

Cash used in financing activities was $4,041,000 for the three months ended January 31, 2002 related principally to the repayment of $4,277,000 of short term-borrowings and debt offset by $236,000 of cash in flows from the exercise of stock options by our directors.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations, anticipated cash from our forthcoming rights offering to shareholders and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of January 31, 2002 and October 31, 2001, totaled $450,000 and $2,057,000. Our working capital at January 31, 2002 was $10,496,000 compared to $9,799,000 at October 31, 2001. The overall working capital increase reflects repayment of short-term borrowings and increases in inventory.

We believe that cash flows from operations, the rights offering to shareholders, and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. In order to finance such growth we may seek to obtain additional borrowings or issue shares of our common stock. Our largest line of credit which has a borrowing capacity of $23,500,000 is provided by an institution that focuses its lending activities on agricultural cooperatives. With our conversion to a for-profit corporation, this line of credit is now subject to certain limitations. We anticipate that the rights offering to shareholders, if fully subscribed, will generate approximately $5,000,000 in cash, during fiscal 2002, less offering costs. However, there can be no assurance that the rights offering will be fully subscribed or that other financing for such growth will be available on favorable terms, or at all.

As of January 31, 2001, we have not entered into commitments to purchase any new significant capital assets.

The following table summarizes contractual obligations pursuant to which we are required to make cash payments. The information is presented as of our fiscal year ended October 31, 2001:


                                               Total       Less than 1 year     1-3 years       4-5 years      After 5 years
                                           ------------    ----------------   ------------    ------------     -------------
Long-term obligations ..................   $      3,870      $        441     $      3,423    $          6     $         --
Operating lease commitments ............          4,053             1,125            2,199             729               --
                                           ------------      ------------     ------------    ------------     ------------
Total contractual cash obligations .....   $      7,923      $      1,566     $      5,622    $        735     $         --
                                           ============      ============     ============    ============     ============


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

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains statements relating to future results of Calavo Growers, Inc. (including certain projections and business trends) that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. Forward-looking statements frequently are identifiable by the use of words such as "believe," "anticipate," "expect," "intend," "will," and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: increased competition, conducting substantial amounts of business internationally, pricing pressures on agricultural products, adverse weather and growing conditions confronting avocado growers, new governmental regulations, as well as other risks and uncertainties, including but not limited to those set forth in Part I., Item 1 under the caption "Certain Business Risks" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001 and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and United States government bonds with a maturity date of August 15, 2005. The government bonds are being held in an irrevocable trust which has been designated to be used only to satisfy the scheduled payments of interest and principal related to our industrial development and revenue bonds. As these securities are intended to be held until maturity, their carrying value in our financial statements is $1,873,000 reflecting their amortized cost. The fair value of these securities approximates $1,967,000 as of January 31, 2002. We purchased no additional government bonds during the three months ended January 31, 2002.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

Report on Form 8-K dated March 5, 2002, reporting the Company's announcement of the appointment of Crowell, Weedon & Co. and U.S. Stock Transfer Corporation and amendment to Article VI of the Company's Bylaws (Items 5, 7 and 9 of Form 8-K).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Calavo Growers, Inc.
                                    (Registrant)


Date: March 6, 2002                 By   /s/ Lecil E. Cole
                                         --------------------------------------
                                         Lecil E. Cole
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer and President

Date: March 6, 2002                 By   /s/ Egidio Carbone, Jr.
                                         --------------------------------------
                                         Egidio Carbone, Jr.
                                         Vice President Finance and
                                         Corporate Secretary