Form 10-Q
period 2002-04-30
CALAVO GROWERS INC
filed 2002-06-12
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

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

(949) 223-1111
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [   ]

Registrant’s number of shares of common stock outstanding as of April 30, 2002 was 11,836,463.

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	April 30,	October 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$889	$2,057
Accounts receivable, net of allowance for doubtful accounts of $25 as of April 30, 2002 and $9 as of October 31, 2001	21,063	19,797
Inventories, net	16,538	9,075
Prepaid expenses and other current assets	3,805	3,209
Loans to growers	1,052	1,119
Advances to suppliers	—	2,372
Income taxes receivable	—	144
Deferred income taxes	553	553

Total current assets	43,900	38,326
Property, plant, and equipment, net	8,972	9,442
Investments held to maturity	1,913	1,874
Other assets	3,906	2,726

	$58,691	$52,368

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$12,880	$6,909
Trade accounts payable	2,279	1,529
Accrued expenses	5,419	3,848
Short-term borrowings	11,000	15,800
Current portion of long-term obligations	444	441

Total current liabilities	32,022	28,527
Long-term liabilities:
Long-term obligations, less current portion	3,142	3,429
Deferred income taxes	383	383

Total long-term liabilities	3,525	3,812
Commitments and contingencies
Shareholders’ equity:
Common stock ($0.001 par value; 100,000 shares authorized; 11,836 and 9,967 shares outstanding at April 30, 2002 and October 31, 2001, respectively)	12	10
Additional paid-in capital	19,487	10,158
Notes receivable from shareholders	(6,632)	—
Retained earnings	10,277	9,861

Total shareholders’ equity	23,144	20,029

	$58,691	$52,368

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,

	2002	2001	2002	2001

Net sales	$56,094	$52,685	$101,841	$91,714
Cost of sales	48,975	48,272	91,148	84,399

Gross margin	7,119	4,413	10,693	7,315
Selling, general and administrative	3,094	3,062	6,111	5,869

Operating income	4,025	1,351	4,582	1,446
Other expense (income), net	(4)	(258)	(12)	(227)

Income before provision for income taxes	4,029	1,609	4,594	1,673
Provision for income taxes	1,758	671	2,011	698

Net income	$2,271	$938	$2,583	$975

Net income per share:
Basic	$0.20	$0.09	$0.23	$0.09

Diluted	$0.19	$0.09	$0.23	$0.09

Number of shares used in per share computation:
Basic	11,637	10,457	11,044	10,445

Diluted	11,670	10,457	11,044	10,445

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended April 30,

	2002	2001

Cash Flows from Operating Activities:
Net income	$2,583	$975
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	997	946
Gain on disposal of property, plant and equipment	—	(305)
Provision for losses on accounts receivable	20	41
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(1,286)	(1,658)
Inventories, net	(7,463)	(6,622)
Income taxes receivable	144	—
Prepaid expenses and other assets	(1,776)	(1,106)
Advances to suppliers	2,372	1,817
Loans to growers	67	15
Payable to growers	5,971	9,568
Trade accounts payable and accrued expenses	2,321	(362)

Net cash provided by operating activities	3,950	3,309
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(527)	(1,519)
Proceeds from insurance settlement on facility damage	—	305
Purchases of investments	(39)	(227)

Net cash used in investing activities	(566)	(1,441)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	—	(4,973)
Proceeds (repayments) from/of short-term borrowings, net	(4,800)	4,615
Proceeds from issuance of common stock	—	77
Collection on notes receivable	120	—
Payments on long-term obligations	(284)	(281)
Exercise of stock options	412	—

Net cash used in financing activities	(4,552)	(562)

Net increase (decrease) in cash and cash equivalents	(1,168)	1,306
Cash and cash equivalents, beginning of period	2,057	1,492

Cash and cash equivalents, end of period	$889	$2,798

Supplemental Information -
Cash paid during the year for:
Interest	$232	$446

Income taxes	$575	$1,054

Noncash Investing and Financing Activities:
5% Stock dividend	$2,167	$—

Acquisition of capital lease	$—	$53

Stock purchase using promissory notes	$1,963	$—

Exercise of stock options using promissory notes	$4,789	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of the business

Business

Calavo Growers, Inc. (Calavo or the Company) engages in the procurement and marketing of avocados and other perishable foods and the preparation and distribution of processed avocado products. The Company’s expertise in packing, distributing, and marketing avocados, processed avocados, and other perishable foods allows it to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a world-wide basis. Through Calavo’s three operating facilities in Southern California and two facilities in Mexico, the Company sorts and packs avocados procured in California and Mexico and prepares processed avocado products. Additionally, the Company procures avocados internationally, principally from Chile and New Zealand and distributes other perishable foods such as Hawaiian grown papayas. These operations are reported by the Company in three different business segments: California Avocados, International Avocados and Perishable Food Products, and Processed Products.

Conversion to a for-profit corporation

On October 9, 2001, the Company completed a series of transactions whereby common and preferred shareholders of Calavo Growers of California (the Cooperative), an agricultural marketing cooperative association, exchanged all of their outstanding shares for shares of the Company’s common stock. Concurrent with this transaction, the Cooperative was merged into the Company, with Calavo emerging as the surviving entity (the Merger). These transactions had the effect of converting the legal structure of the business from a not-for-profit cooperative to a for-profit corporation. Accordingly, the accompanying consolidated condensed financial statements give retroactive effect, for the six months ended April 30, 2001, to the Merger as a combination of entities with common shareholders, accounted for in a manner similar to a pooling of interests.

The Cooperative’s historical statements of operations and member proceeds, previously prepared on a basis consistent with practices applicable to marketing cooperatives, have been revised to reflect the Company’s new legal structure as a commercial corporation. Accordingly, the accompanying income statements for the six months ended April 30, 2001 reflect the reclassification of proceeds distributed to growers and other related accounts maintained by the Cooperative to cost of goods sold, consistent with the operations of a commercial corporation.

The accompanying consolidated condensed financial statements are unaudited. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations, and cash flows. Such adjustments consist of adjustments of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current period presentation.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

2. Stock-based compensation

On November 20, 2001, the Board of Directors approved two new stock-based compensation plans.

The directors’ stock option plan

Participation in the directors’ stock option plan is limited to members of the Company’s Board of Directors. The plan makes available to the Board of Directors or a plan administrator the right to grant options to purchase up to 3,000,000 shares of common stock. In connection with the adoption of the plan the Board of Directors approved an award of fully vested options to purchase 1,240,000 shares of common stock at an exercise price of $5.00 per share.

The plan currently provides that the fair value of the common stock be determined by the Board of Directors based on current trading patterns in the common stock and other analyses of fair value. Based on its review of such data, the Board of Directors determined that the fair value of the common stock subject to the above awards at the date of grant was $3.95 per share.

On January 31, 2002, members of the Board of Directors elected to exercise 1,005,000 stock options. The exercise price was paid by delivery of full-recourse promissory notes with a face value of $4,789,000 and by cash payments of $236,000. These notes and the related security agreements provide, among other things, that each director pledge as collateral the shares acquired upon exercise of the stock option, as well as additional common stock of the Company held by the directors with a value equal to 10% of the loan amount if the exercise price was paid by means of a full-recourse note. The notes, which bear interest at 7% per annum, provide for annual interest payments with a final principal payment due March 1, 2007. Directors will be allowed to withdraw shares from the pledged pool of common stock prior to repayment of their notes, as long as the fair value of the remaining pledged shares is at least equal to 120% of the outstanding note balance. The notes have been presented as a reduction of shareholders’ equity as of April 30, 2002.

A summary of stock option activity follows (shares in thousands):

	Six months ended
	April 30, 2002

		Weighted
		Average
	Number of	Exercise
	shares	Price

Outstanding at beginning of period	—	$—
Granted	1,240	5.00
Exercised	(1,040)	5.00
Canceled	—	—

Outstanding at end of period	200	5.00

Exercisable at end of period	200	5.00

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes stock options outstanding and exercisable at April 30, 2002 (shares in thousands):

Outstanding and Exercisable

		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Exercise Price	of Shares	Life (Years)	Price

$5.00	200	4.6	$5.00

As permitted under Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to awards granted with exercise prices equal to or greater than the fair value of the Company’s common stock.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for stock-based awards to its employees under the fair value method of that Statement. Had compensation cost for stock option awards been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS 123, the Company’s net income and net income per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):

Pro forma net income	$1,297
Pro forma net earnings per share, basic and diluted	$0.12

For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting period. The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.0%
Expected volatility	130%
Dividend yield	—
Expected life (years)	1.1
Weighted-average fair value of options granted	$1.04

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

The employee stock purchase plan

The employee stock purchase plan was approved by the Board of Directors and the shareholders of the Company. Participation in the employee stock purchase plan will be limited to employees of the Company. The plan provides the Board of Directors, or a plan administrator, the right to make available up to 2,000,000 shares of common stock at a price not less than fair market value. On March 28, 2002, the Board of Directors awarded selected employees the opportunity to purchase up to 473,000 shares of common stock at $7.00 per share, the closing price of the Company’s common stock on the date prior to the grant. The plan also provides for the Company to advance all or some of the purchase price of the purchased stock to the employee upon the execution of a full recourse note at prevailing interest rates. Accordingly, these awards expired on April 26, 2002 with 84 participating employees electing to purchase approximately 280,000 shares.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

3. Information regarding the Company’s operations in different segments

The Company operates and tracks its results in three reportable segments — California Avocados, International Avocados and Perishable Foods Products, and Processed Products. These three business segments are presented based on the Company’s management structure and information used by the president to measure performance and allocate resources. The California Avocados segment includes all operations that involve the distribution of avocados procured in California. The International Avocados and Perishable Foods Products segment includes both operations related to distribution of fresh avocados procured from Mexico, Chile and New Zealand and distribution of other perishable food items. The Processed Products segment represents all operations related to the purchase, manufacturing, and distribution of processed avocado products. Those costs that can be specifically identified with a particular product line are charged directly to that product line. Costs that are not segment specific are generally allocated based on five-year average sales dollars. The Company does not allocate specific assets to these segments.

		International
		Avocados and
	California	Perishable Food	Processed	Inter-segment
	Avocados	Products	Products	Eliminations	Total

	(All amounts are presented in thousands)
Six months ended April 30, 2002
Net sales	$53,480	$40,717	$15,258	$(7,614)	$101,841
Cost of sales	48,536	37,581	12,645	(7,614)	91,148

Gross margin	4,944	3,136	2,613	—	10,693
Selling, general and administrative	2,935	1,227	1,949	—	6,111

Operating income (loss)	2,009	1,909	664	—	4,582
Other expense (income), net	(140)	19	109	—	(12)

Income (loss) before provision (benefit) for income taxes	2,149	1,890	555	—	4,594
Provision (benefit) for income taxes	941	827	243	—	2,011

Net income (loss)	$1,208	$1,063	$312	$—	$2,583

		International
		Avocados and
	California	Perishable Food	Processed	Inter-segment
	Avocados	Products	Products	Eliminations	Total

	(All amounts are presented in thousands)
Six months ended April 30, 2001
Net sales	$54,126	$28,453	$14,026	$(4,891)	$91,714
Cost of sales	50,828	27,517	10,945	(4,891)	84,399

Gross margin	3,298	936	3,081	—	7,315
Selling, general and administrative	2,582	1,220	2,067	—	5,869

Operating income (loss)	716	(284)	1,014	—	1,446
Other expense (income), net	(169)	51	(109)	—	(227)

Income (loss) before provision (benefit) for income taxes	885	(335)	1,123		1,673
Provision (benefit) for income taxes	369	(140)	469	—	698

Net income (loss)	$516	$(195)	$654	$—	$975

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

		International
		Avocados and
	California	Perishable Food	Processed	Inter-segment
	Avocados	Products	Products	Eliminations	Total

	(All amounts are presented in thousands)
Three months ended April 30, 2002
Net sales	$36,297	$15,409	$8,098	$(3,710)	$56,094
Cost of sales	32,338	13,608	6,739	(3,710)	48,975

Gross margin	3,959	1,801	1,359	—	7,119
Selling, general and administrative	1,465	570	1,059	—	3,094

Operating income (loss)	2,494	1,231	300	—	4,025
Other expense (income), net	(67)	3	60	—	(4)

Income (loss) before provision (benefit) for income taxes	2,561	1,228	240	—	4,029
Provision (benefit) for income taxes	1,126	530	102	—	1,758

Net income (loss)	$1,435	$698	$138	$—	$2,271

		International
		Avocados and
	California	Perishable Food	Processed	Inter-segment
	Avocados	Products	Products	Eliminations	Total

	(All amounts are presented in thousands)
Three months ended April 30, 2001
Net sales	$39,760	$8,544	$6,880	$(2,499)	$52,685
Cost of sales	36,461	8,497	5,813	(2,499)	48,272

Gross margin	3,299	47	1,067	—	4,413
Selling, general and administrative	1,337	607	1,118	—	3,062

Operating income (loss)	1,962	(560)	(51)	—	1,351
Other expense (income), net	(161)	34	(131)	—	(258)

Income (loss) before provision (benefit) for income taxes	2,123	(594)	80		1,609
Provision (benefit) for income taxes	903	(252)	20	—	671

Net income (loss)	$1,220	$(342)	$60	$—	$938

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth sales by product category for each six-month period ended April 30 (in thousands).

	2002	2001

California avocados	$49,451	$50,620
Imported avocados	30,308	22,392
Papayas	1,481	1,396
Miscellaneous	27	49
Processed — food service	11,461	12,533
Processed — retail and club	2,491	2,509

Total fruit and product sales	95,219	89,499
Freight and other charges	9,372	5,433

Total sales	104,591	94,932
Less sales incentives	(2,750)	(3,218)

Net sales	$101,841	$91,714

4. Inventories

Inventories consist of the following (in thousands):

	April 30,	October 31,
	2002	2001

Fresh fruit	$4,621	$1,915
Packing supplies and ingredients	1,854	1,673
Finished processed foods	10,063	5,487

	$16,538	$9,075

As of April 30, 2002 and October 31, 2001, the allowance for excess and obsolete inventory approximated $15,000 and $40,000. The Company assesses the recoverability of inventories through an on-going review of inventory levels in relation to sales forecasts and product marketing plans.

5. Related Party Transactions

Sales of papaya, on behalf of an entity owned by the Chairman of the Board of Directors, totaled $1,481,000 and $1,396,000 for each of the six months ended April 30, 2002 and 2001, resulting in gross profits of $140,000 and $143,000. Included in trade accounts payable and accrued liabilities are $271,000 and $317,000 at April 30, 2002 and October 31, 2001, due to the above entity.

6. Other Events

On February 15, 2002, the Company paid a 5% stock dividend to all shareholders of record as of February 1, 2002. Basic and diluted earnings per share for all periods presented have been restated to reflect the 5% stock dividend effected on February 15, 2002 for shareholders of record as of February 1, 2002.

On January 15, 2002, the Board of Directors authorized management to commence actions to undertake a rights offering to shareholders. It is anticipated that the offering will make available 1,000,000 shares of common stock to shareholders to purchase common stock at a price of $5.00 per share. Management believes that the rights offering will commence during the final six months of fiscal 2002 assuming no unexpected delays in receiving necessary legal and regulatory approvals. If fully subscribed, the rights offering will have the effect of increasing shareholders’ equity and cash reserves by $5,000,000, less offering costs. The Board of Directors has reserved the right to change the number of shares, price per share, and date of the offering as deemed necessary or appropriate. The offer of shares pursuant to the rights offering will be made only by a prospectus that will be filed with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended October 31, 2001 of Calavo Growers, Inc. (“we”, “Calavo”, or the “Company”).

On October 9, 2001, we completed a series of transactions whereby common and preferred shareholders of Calavo Growers of California, an agricultural marketing cooperative association (the “Cooperative”), exchanged all of their outstanding shares for shares of our common stock. Concurrent with this transaction, the Cooperative was merged into us with Calavo emerging as the surviving entity (the “Merger”). These transactions had the effect of converting the legal structure of the business from a not for-profit cooperative to a for-profit corporation. The Merger and the conversion were approved on an overwhelming basis by both the Cooperative’s shareholders and the Board of Directors. Prior to the Merger, the Cooperative reported results of operations as constituting either member business (the packing and distribution of avocados procured from either members or associate members) or non-member business (non-member business included both the Processed Product business and the sourcing and distribution of all crops that were not procured from the Cooperative’s members). We have realigned our businesses to combine within our California Avocados segment the results of operations of both the California avocados grown previously by members and those that were procured from non-members. We believe that this presentation provides an enhanced view of the results of our California operations and a better framework to evaluate the results of our various operations.

Recent Developments

In January 2002, members of the Board of Directors elected to exercise options to purchase 1,005,000 shares of common stock pursuant to our directors’ stock option plan. The exercise of $5.00 per share was paid in a combination of full-recourse promissory notes and/or the payment of cash. The exercise of these stock options and the eventual repayment of these notes will have the effect of increasing our total assets and shareholders’ equity by approximately $5.0 million.

On February 15, 2002, we paid a 5% stock dividend to all shareholders of record as of February 1, 2002. Basic and diluted earnings per share for all periods presented have been restated to reflect the 5% stock dividend.

On March 18, 2002, the employee stock plan previously approved by our board of directors was ratified by our shareholders at our annual shareholders’ meeting. On March 28, 2002, we awarded selected employees the opportunity to purchase approximately 473,000 shares of common stock at $7.00 per share, the closing price of our common stock on the date prior to the grant. The plan also provides for us to advance some, or all, of the purchase price of the purchased stock to the employee upon the execution of a full recourse promissory note at prevailing interest rates. Through the expiration date of the award, 84 employees had elected to purchase approximately 280,000 shares of our common stock.

Critical Accounting Policies and Estimates

When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and other factors that management believes are reasonable. Estimates and assumptions include, but are not limited to, the areas of customer and grower receivables, inventories, useful lives of property, plant and equipment, marketing programs, income taxes, retirement benefits, and commitments and contingencies. The accounting estimates that we believe involve the most complex judgements, and are most critical to the accurate reporting of our financial condition and results of operations, include the following:

Grower Advances. We advance funds to third-party growers primarily in California and Mexico for various farming needs. These advances are generally secured with a crop lien or other collateral owned by the grower. We continuously evaluate the ability of these growers to repay advances and the fair value of the collateral to ascertain the need to record an allowance.

Marketing Programs. We offer incentives and other promotions to our customers in the normal course of business. These promotional costs are accrued based on our estimates. We believe that historical data with respect to these incentives provide for a sufficient basis to reasonably estimate actual costs. Should our actual costs exceed these estimated amounts, additional accruals may be required.

Net Sales

The following table summarizes our net sales by business segment for each of the three and six month periods ended April 30:

	Three months ended April 30, 2002			Six months ended April 30, 2002

(in thousands)	2002	Change	2001	2002	Change	2001

Net sales:
California Avocados	$36,297	(8.7)%	$39,760	$53,480	(1.2)%	$54,126
Processed Products	8,098	17.7%	6,880	15,258	8.8%	14,026
International Avocados and Perishable Food Products	15,409	80.3%	8,544	40,717	43.1%	28,453
Eliminations	(3,710)		(2,499)	(7,614)		(4,891)

Total net sales	$56,094	6.5%	$52,685	$101,841	11.0%	$91,714

As a percentage of net sales:
California Avocados	60.7%		72.0%	48.9%		56.0%
Processed Products	13.5%		12.5%	13.9%		14.5%
International Avocados and Perishable Food Products	25.8%		15.5%	37.2%		29.5%

	100.0%		100.0%	100.0%		100.0%

Net sales for the second quarter and first six months of fiscal 2002 compared to fiscal 2001 grew by $3,409,000 or 6.5% and $10,127,000 or 11.0%. This net sales growth reflects an increasing percentage of our business being generated from our International Avocados and Perishable Food Products segments during this time frame. However, due to the cyclical nature of the California, Chilean, and New Zealand avocado crops and limitations placed on the import of Mexican avocados into the United States by the United States Department of Agriculture, we expect that the percentage of net sales generated by each of our businesses for the remaining six months of fiscal 2002 will experience a shift, with a significantly higher percentage of our net sales being delivered by our California Avocados segment as compared to our International Avocados and Perishable Food Products segment.

Net sales by segment include intercompany sales of avocados from our Uruapan packinghouse to our Mexicali processing plant, as well as value added services billed by our Mexicali processing plant to our Santa Paula processing plant in processing fresh avocados into avocado pulp. All intercompany sales are eliminated in our consolidated results of operations.

California Avocados

Net sales delivered by the business decreased by approximately $3,463,000 or 8.7% for the second quarter of fiscal 2002 when compared to the same period for fiscal 2001. The decrease in sales reflects a decrease in avocados delivered by our growers of 9.6% or approximately 4.8 million pounds. This decrease in delivered pounds is consistent with an expected decrease in the overall harvest of the California avocado crop for the 2001/2002 season. Despite this decrease, we have continued to build on our leadership role in packing and marketing California grown avocados and have increased our market share of first grade Hass variety avocados by approximately 1.1% to 35.5% in the second quarter of fiscal 2002 when compared to a 34.4% market share for the same prior year period.

Net sales delivered by the business decreased by approximately $646,000 or 1.2% for the first six months of fiscal 2002 compared to the same fiscal 2001 period. The decrease in sales reflects a decrease in avocados delivered by our growers of 6.5% or 4.6 million pounds, which again is consistent with our expectations for the 2001/2002 California avocado crop. Our market share of first grade Hass variety avocados for the first six months ended April 30, 2002, increased by 2.0% points from 34.6% to 36.6% for the same prior year period.

Average selling prices on a per case basis for first grade Hass variety avocados for the second quarter of fiscal 2002 were $0.03 lower when compared to the same prior year period. We attribute some of the decrease in these average selling prices to the increased volume of avocados present in the U.S. marketplace as a result of the extended Mexican avocado import season. Whereas the Mexican avocado import season into the U.S. ended on February 28, 2001 during the previous year, the USDA extended the season through April 15, 2002 in the current year. In addition to the effect on average selling prices generated by the extended Mexican avocado import season, the Southern California growing area was impacted by adverse weather conditions in February 2002. A combination of freezing temperatures and strong winds resulted in approximately 17 million pounds of avocados being delivered by the industry in a one-week period. The short-term effect of these conditions was to significantly depress the average price of avocados. Furthermore, management believes that these adverse weather conditions will have the effect of slightly reducing the 2001/2002 California avocado crop size, while increasing average sales prices in the remaining six months of the 2002 fiscal year.

Average selling prices for first grade Hass avocados for the first six months of fiscal 2002 compared to fiscal 2001, increased $0.85 per carton when compared to the same prior year period, principally as a result of a reduced volume of California grown avocados reaching the marketplace due to the smaller crop size.

Processed Products

For the quarter ended April 30, 2002 and 2001, net sales include approximately $2,194,000 and $964,000 of intercompany sales between our Mexicali and Santa Paula processing plants, which are eliminated in our consolidated financial results. For the quarter ended April 30, 2002 when compared to the same period for fiscal 2001, sales to third-party customers remained flat, decreasing by approximately $12,000 from $5,916,000 to $5,904,000. Although the total pounds of product sold reflected an increase of approximately 221,000 pounds or 7.3%, a decrease in the net sales price per pound offset the increased volume.

For the first six months of fiscal 2002 and 2001, net sales include approximately $3,771,000 and $1,939,000 of intercompany sales between our Mexicali and Santa Paula processing plants, which are eliminated in our consolidated financial results. For the first six-months of fiscal 2002 when compared to the same period for fiscal 2001, sales to third-party customers decreased by approximately $600,000 or 5.0% from $12,087,000 to $11,487,000. The decline in sales can be attributed principally to a decrease in 110,000 pounds of product sold or 1.6%.

Our strategy to reverse the decrease in sales generated by our processed business includes the introduction of new products. Our current offering of processed products is limited to a wide variety of frozen guacamole products and avocado halves. In April 2002, we made an initial deposit with a machinery vendor to purchase two pieces of equipment that will allow us to process guacamole and other fresh processed products that will not require them to be frozen. We anticipate that a limited initial introduction of fresh guacamole will commence in September 2002. Furthermore, we believe that the introduction of these fresh guacamole products will, in the long-term, successfully address a growing market segment and reverse the recent decline in our sales. However, there can be no assurances that we will be successful at developing competitive products and penetrating a marketplace that is currently dominated by an established competitor.

International and Perishable Food Products

For the quarter ended April 30, 2002 and 2001, net sales include approximately $1,516,000 and $1,127,000 of intercompany sales between our Uruapan packinghouse and our Mexicali processing plant, which are eliminated in our consolidated financial results. For the quarter ended April 30, 2002, when compared to the same period for fiscal 2001, sales to third-party customers increased by approximately $6,508,000 or 87.7% from $7,417,000 to $13,925,000.

For the first six months of fiscal 2002 and 2001, net sales include approximately $3,843,000 and $2,496,000 of intercompany sales between our Uruapan packinghouse and our Mexicali processing plant, which are eliminated in our consolidated financial results. For the first six months of fiscal 2002, when compared to the same period for fiscal 2001, sales to third-party customers increased by approximately $10,917,000 or 42.1% from $25,957,000 to $36,874,000.

The increase in sales is consistent with approximately 17,558,000 pounds of additional non-U.S. sourced avocados or a 59.0% increase handled by the segment for the first six months of fiscal 2002 compared to the same prior year period. This increase in pounds marketed is principally attributable to the results of our Mexican operations which increased production by 16,228,000 pounds or 115.1% as compared to the same period for fiscal 2001. Increases in our Mexican and Chilean businesses were offset by a modest decline in our New Zealand avocado marketing program.

As planned, we anticipate that sales from this segment will decline sharply in the final two quarters of the fiscal year consistent with the cyclical nature of the Chilean and New Zealand avocado crop season and the restrictions placed on the number of months that Mexican grown avocados can be imported into the U.S. marketplace.

Gross Margins

The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and six month periods ended April 30:

	Three months ended April 30, 2002			Six months ended April 30, 2002

(in thousands)	2002	Change	2001	2002	Change	2001

Gross Margins:
California Avocados	$3,959	20.0%	$3,299	$4,944	49.9%	$3,298
Processed Products	1,359	27.4%	1,067	2,613	(15.2)%	3,081
International Avocados and Perishable Food Products	1,801	NM	47	3,136	235.0%	936

Total gross margins	$7,119	61.3%	$4,413	$10,693	46.2%	$7,315

Gross Profit Percentages:
California Avocados	10.9%		8.3%	9.2%		6.1%
Processed Products	16.8%		15.5%	17.1%		22.0%
International Avocados and Perishable Food Products	11.7%		0.6%	7.7%		3.3%
Consolidated	12.7%		8.4%	10.5%		8.0%
(NM is Not Meaningful)

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $2,706,000 or 61.3% for the second quarter of fiscal 2002 when compared to the same period for fiscal 2001. Gross margins increased by approximately $3,378,000 or 46.2% for the first six months of fiscal 2002 when compared to the same period for fiscal 2001. This increase is principally attributable to improved profitability of our California Avocados and International Avocados and Perishable Food Products segments. These improvements in gross profits were partially offset by decreases in the gross profit percentages delivered by our Processed Products segment experienced during the first quarter of fiscal 2002.

Our California Avocados business generated an improved gross profit percentage principally as a result of increased packing efficiencies achieved at our Santa Paula and Temecula packinghouses. The gross profit percentage for our International Avocados and Perishable Products business improved primarily due to lower avocado prices and a reduced per pound cost of packing. This decrease in per pound cost of packing is attributable to an additional 16,228,000 pounds of avocados packed at our Uruapan facility during the first six months of fiscal 2002 when compared to the same prior year period. The gross profit percentages generated by our Processed Products segment for the six months ended April 30, 2002 decreased due to sales of processed products, which include avocado pulp procured at higher prices than in prior years. The processed products gross profit percentages for the quarter ended April 30, 2002 increased slightly primarily as a result of volume efficiencies gained in comparison to the same prior year period. We anticipate that margins for our Processed Product segment will improve in the second half of fiscal 2002 as we begin selling product that includes lower cost avocado pulp.

Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,

(in thousands)	2002	Change	2001	2002	Change	2001

Selling, General and Administrative	$3,094	1.0%	$3,062	$6,111	4.1%	$5,869
Percentage of net sales	5.5%		5.8%	6.0%		6.4%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses remained flat increasing by $32,000 or 1.0% for the three months ended April 30, 2002 when compared to the same period for fiscal 2001. For the first six months ended April 30, 2002 selling, general and administrative expenses increased slightly by $242,000 or 4.1% compared to the same period for fiscal 2001. The increased general and administrative costs relate principally to higher expenses incurred in marketing our products and additional corporate costs.

Other Expense (Income), net

	Three months ended April 30,			Six months ended April 30,

(in thousands)	2002	Change	2001	2002	Change	2001

Other expense (income), net	$(4)	(98.4)%	$(258)	$(12)	(94.7)%	$(227)
Percentage of net sales	—%		(0.5)%	—%		(0.2)%
(NM is Not Meaningful)

Other expense (income), net includes interest income and expense generated in connection with our financing and operating activities, as well as certain other transactions that are outside of the course of normal operations. For the first six months ended April 30, 2001, other expense (income), net includes a gain realized upon receipt of proceeds on the settlement of an insurance claim.

Provision (Benefit) for Income Taxes

	Three months ended April 30,			Six months ended April 30,

(in thousands)	2002	Change	2001	2002	Change	2001

Provision (benefit) for income taxes	$1,758	162.0%	$671	$2,011	188.1%	$698
Percentage of income before provision (benefit) for income taxes	43.7%		41.7%	43.8%		41.7%
(NM is Not Meaningful)

For the first six months of fiscal 2002, our provision for income taxes was $1,758,000 as compared to $671,000 recorded for the comparable prior year period. The effective tax rate for fiscal 2001 reflects the impact from non-deductible fines and penalties. The effective tax rate for fiscal 2002 reflects the impact of additional provisions recorded in connection with our Mexican operations.

Liquidity and Capital Resources

Cash provided by operating activities was $3,950,000 for the six months ended April 30, 2002, compared to $3,309,000 for the similar period in fiscal 2001. Operating cash flows reflect our net income of $2,583,000, net non-cash charges (depreciation and amortization and provision for losses on accounts receivable) of $1,017,000 and a net increase in the non-cash components of our working capital of approximately $350,000.

These working capital increases include a decrease in advances to suppliers of $2,372,000, an increase in trade accounts payable and accrued expenses of $2,465,000, a decrease in loans to growers of $67,000, an increase in amounts payable to growers of $5,971,000, offset by an increase in accounts receivable of $1,286,000, principally due to increased six month sales, an increase in inventories of $7,463,000, and an increase in prepaid expenses and other current assets of $1,776,000.

Cash used in investing activities was $566,000 for the six months ended April 30, 2002 and related principally to the purchase of capital expenditures.

Cash used in financing activities was $4,552,000 for the six months ended April 30, 2002 related principally to the repayment of $5,084,000 of short term-borrowings and debt offset by $532,000 of cash in flows from the exercise of stock options by our directors and payments made by employees in conjunction with their purchase of our stock pursuant to the employee stock purchase plan.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations, anticipated cash from our forthcoming rights offering to shareholders and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of April 30, 2002 and October 31, 2001, totaled $889,000 and $2,057,000. Our working capital at April 30, 2002 was $11,878,000 compared to $9,799,000 at October 31, 2001. The overall working capital increase reflects repayment of short-term borrowings and increases in inventory.

We believe that cash flows from operations, the rights offering to shareholders, and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. We also anticipate making $1.1 million in additional payments in connection with the purchase of two machines to be used in our processed products segment during the course of this fiscal year. In order to finance such growth, we may seek to obtain additional borrowings or issue shares of our common stock. Our largest line of credit which has a borrowing capacity of $23,500,000 was renewed on February 27, 2002 for a two year period. We anticipate that the rights offering to shareholders, if fully subscribed, will generate approximately $5,000,000 in cash, during fiscal 2002, less offering costs. However, there can be no assurance that the rights offering will be fully subscribed or that other financing for such growth will be available on favorable terms, or at all.

As of April 30, 2002, we have entered into a commitment to purchase two new machines for our processed products segment for a total of $2.2 million. During the second quarter of fiscal 2002 we made an initial deposit for this machinery of approximately $1.1 million and anticipate paying the remaining balance as the equipment is delivered.

The following table summarizes contractual obligations pursuant to which we are required to make cash payments. The information is presented as of our fiscal year ended October 31, 2001:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term obligations	$3,870	$441	$3,423	$6	$—
Operating lease commitments	4,053	1,125	2,199	729	—

Total contractual cash obligations	$7,923	$1,566	$5,622	$735	$—

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

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains statements relating to future results of Calavo Growers, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “will,” and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: increased competition, conducting substantial amounts of business internationally, pricing pressures on agricultural products, adverse weather and growing conditions confronting avocado growers, new governmental regulations, as well as other risks and uncertainties, including but not limited to those set forth in Part I., Item 1 under the caption “Certain Business Risks” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001, and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and United States government bonds with a maturity date of August 15, 2005. The government bonds are being held in an irrevocable trust which has been designated to be used only to satisfy the scheduled payments of interest and principal related to our industrial development and revenue bonds. As these securities are intended to be held until maturity, their carrying value in our financial statements is $1,913,000 reflecting their amortized cost. The fair value of these securities approximates $2,017,000 as of April 30, 2002. We purchased $40,000 of additional government bonds during the six months ended April 30, 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 18, 2002, we held the annual meeting of shareholders of Calavo Growers, Inc. at our corporate headquarters. At the meeting, the holders of our outstanding common stock acted on the following matters:

(1.) The shareholders voted on a cumulative basis for ten directors, each to serve for a term of one year. Eleven individuals were nominated with the ten nominees receiving the largest number of votes cast being elected. Votes received by each nominee were as follows:

Votes
Name of Nominee	Received

Lecil E. Cole	11,761,103
Donald M. Sanders	9,446,860
Roy V. Keenan	8,354,206
J. Link Leavens	6,775,605
Fred J. Ferrazzano	6,579,081
Scott Van Der Kar	6,434,083
Edward P. Smith	5,701,605
Alva V. Snider	5,035,116
Dorcas H. Thille	4,807,790
John M. Hunt	4,755,721
George H. Barnes	3,768,148

(2.) The shareholders voted for the ratification of the appointment of Deloitte & Touche, LLP as our independent accountants for fiscal 2002. Votes cast were as follows:

For	7,261,222
Against	33,659
Abstain	101,840

(3.) The shareholders voted for the approval of the 2001 Stock Purchase Plan for Officers and Employees. Votes cast were as follows:

For	6,341,823
Against	677,107
Abstain	377,791

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

Report on Form 8-K dated March 5, 2002, reporting the Company’s announcement of the appointment of Crowell, Weedon & Co. and U.S. Stock Transfer Corporation and amendment to Article VI of the Company’s Bylaws (Items 5, 7 and 9 of Form 8-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)

Date: June 11, 2002	By	/s/ Lecil E. Cole

Lecil E. Cole Chairman of the Board of Directors, Chief Executive Officer and President

Date: June 11, 2002	By	/s/ Wolfgang P. Hombrecher

Wolfgang P. Hombrecher Vice President Finance and Corporate Secretary