Form 10-Q
period 2002-07-31
CALAVO GROWERS INC
filed 2002-09-09
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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
Yes   [X]     No   [   ]

Registrant’s number of shares of common stock outstanding as of July 31, 2002 was 11,834,909.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS
Ex-99.1
Ex-99.2

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	July 31,	October 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$72	$2,057
Accounts receivable, net of allowance for doubtful accounts of $25 (2002) and $9 (2001)	26,948	19,797
Inventories, net	16,476	9,075
Prepaid expenses and other current assets	3,195	3,209
Loans to growers	603	1,119
Advances to suppliers	3,079	2,372
Income taxes receivable	—	144
Deferred income taxes	553	553

Total current assets	50,926	38,326
Property, plant, and equipment, net	8,877	9,442
Investments held to maturity	1,952	1,874
Other assets	4,378	2,726

	$66,133	$52,368

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$19,067	$6,909
Trade accounts payable	1,417	1,529
Accrued expenses	6,253	3,848
Short-term borrowings	8,500	15,800
Current portion of long-term obligations	207	441

Total current liabilities	35,444	28,527
Long-term liabilities:
Long-term obligations, less current portion	3,137	3,429
Deferred income taxes	383	383

Total long-term liabilities	3,520	3,812
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 11,835 (2002) and 9,967 (2001) issued and outstanding	12	10
Additional paid-in capital	19,476	10,158
Notes receivable from shareholders	(5,720)	—
Retained earnings	13,401	9,861

Total shareholders’ equity	27,169	20,029

	$66,133	$52,368

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,

	2002	2001	2002	2001

Net sales	$76,409	$60,348	$178,250	$151,662
Cost of sales	67,498	54,062	158,646	137,241

Gross margin	8,911	6,286	19,604	14,421
Selling, general and administrative	3,314	2,979	9,566	9,102

Operating income	5,597	3,307	10,038	5,319
Other expense (income), net	(184)	(30)	(337)	(221)

Income before provision for income taxes	5,781	3,337	10,375	5,540
Provision for income taxes	2,657	1,519	4,668	2,310

Net income	$3,124	$1,818	$5,707	$3,230

Net income per share:
Basic	$0.26	$0.17	$0.50	$0.31

Diluted	$0.26	$0.17	$0.50	$0.31

Number of shares used in per share computation:
Basic	11,836	10,461	11,312	10,450

Diluted	11,906	10,461	11,342	10,450

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended July 31,

	2002	2001

Cash Flows from Operating Activities:
Net income	$5,707	$3,230
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,458	1,432
Gain on disposal of property, plant, and equipment	—	(305)
Provision for losses on accounts receivable	20	68
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(7,171)	(1,026)
Inventories, net	(7,401)	(4,828)
Deferred Income Taxes	—	537
Income taxes receivable	144	—
Prepaid expenses and other assets	(1,638)	(1,286)
Advances to suppliers	(707)	(1,104)
Loans to growers	516	387
Payable to growers	12,158	8,442
Trade accounts payable and accrued expenses	2,293	(628)

Net cash provided by operating activities	5,379	4,919
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(893)	(1,982)
Proceeds from insurance settlement on facility damage	—	305
Purchases of investments	(78)	(227)

Net cash used in investing activities	(971)	(1,904)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	—	(4,973)
Proceeds (repayments) from/of short-term borrowings, net	(7,300)	2,415
Proceeds from issuance of common stock	—	86
Collection on notes receivable	1,021	—
Payments on long-term obligations	(526)	(496)
Exercise of stock options	412	—

Net cash used in financing activities	(6,393)	(2,968)

Net increase (decrease) in cash and cash equivalents	(1,985)	47
Cash and cash equivalents, beginning of period	2,057	1,492

Cash and cash equivalents, end of period	$72	$1,539

Supplemental Information -
Cash paid during the year for:
Interest	$293	$641

Income taxes	$3,166	$2,015

Noncash Investing and Financing Activities:
5% Stock dividend	$2,167	$—

Acquisition of capital lease	$—	$53

Stock purchase using promissory notes	$1,952	$—

Exercise of stock options using promissory notes	$4,789	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of the business

Business

Calavo Growers, Inc. (Calavo or the Company) engages in the procurement and marketing of avocados and other perishable foods and the preparation and distribution of processed avocado products. The Company’s expertise in packing, distributing, and marketing avocados, processed avocados, and other perishable foods allows it to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a world-wide basis. Through Calavo’s three operating facilities in Southern California and two facilities in Mexico, the Company sorts and packs avocados procured in California and Mexico and prepares processed avocado products. Additionally, the Company procures avocados internationally, principally from Chile and New Zealand and distributes other perishable foods, such as Hawaiian grown papayas. These operations are reported by the Company in three different business segments: California avocados, international avocados and perishable food products, and processed products.

Conversion to a for-profit corporation

On October 9, 2001, the Company completed a series of transactions whereby common and preferred shareholders of Calavo Growers of California (the Cooperative), an agricultural marketing cooperative association, exchanged all of their outstanding shares for shares of the Company’s common stock. Concurrent with this transaction, the Cooperative was merged into the Company, with Calavo emerging as the surviving entity (the Merger). These transactions had the effect of converting the legal structure of the business from a not-for-profit cooperative to a for-profit corporation. Accordingly, the accompanying consolidated condensed financial statements give retroactive effect, for the nine months ended July 31, 2001, to the Merger as a combination of entities with common shareholders, accounted for in a manner similar to a pooling of interests.

The Cooperative’s historical statements of operations and member proceeds, previously prepared on a basis consistent with practices applicable to marketing cooperatives, have been revised to reflect the Company’s new legal structure as a for-profit corporation. Accordingly, the accompanying income statements for the nine months ended July 31, 2001 reflect the reclassification of proceeds distributed to growers and other related accounts maintained by the Cooperative to cost of goods sold, consistent with the operations of a for-profit corporation.

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

Recent Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective immediately and SFAS No. 142 will be effective on November 1, 2002. The new standards are not expected to have a significant impact on our financial position or results of operations.

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

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Adoption of SFAS No. 145 is required no later than the beginning of fiscal 2003, with certain provisions effective May 2002. The adoption of SFAS No. 145 did not have a significant impact on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Adoption of SFAS No. 146 is required no later than January 1, 2003. The adoption of SFAS No. 146 is not expected to have a significant impact on our financial position or results of operations.

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

On January 31, 2002, members of the Board of Directors elected to exercise 1,005,000 stock options. The exercise price was paid by delivery of full-recourse promissory notes with a face value of $4,789,000 and by cash payments of $236,000. These notes and the related security agreements provide, among other things, that each director pledge as collateral the shares acquired upon exercise of the stock option, as well as additional common stock of the Company held by the directors with a value equal to 10% of the loan amount if the exercise price was paid by means of a full-recourse note. The notes, which bear interest at 7% per annum, provide for annual interest payments with a final principal payment due March 1, 2007. Directors will be allowed to withdraw shares from the pledged pool of common stock prior to repayment of their notes, as long as the fair value of the remaining pledged shares is at least equal to 120% of the outstanding note balance. The notes have been presented as a reduction of shareholders’ equity as of July 31, 2002.

A summary of stock option activity follows (shares in thousands):

	Nine months ended
	July 31, 2002

		Weighted-
		Average
	Number of	Exercise
	shares	Price

Outstanding at beginning of period	—	$—
Granted	1,240	5.00
Exercised	(1,040)	5.00
Canceled	—	—

Outstanding at end of period	200	5.00

Exercisable at end of period	200	5.00

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes stock options outstanding and exercisable at July 31, 2002 (shares in thousands):

Outstanding and Exercisable

		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Exercise Price	of Shares	Life (Years)	Price

$5.00	200	4.3	$5.00

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based awards to employees. Under APB Opinion 25, the Company generally recognizes no compensation expense with respect to awards granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for stock-based awards to its employees under the fair value method of that statement. Had compensation cost for stock option awards been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS 123, the Company’s net income and net income per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):

Pro forma net income	$4,422
Pro forma net income per share, basic and diluted	$0.39

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

The Employee Stock Purchase Plan

The employee stock purchase plan was approved by the Board of Directors and the shareholders of the Company. Participation in the employee stock purchase plan is limited to employees of the Company. The plan provides the Board of Directors, or a plan administrator, the right to make available up to 2,000,000 shares of common stock at a price not less than fair market value. On March 28, 2002, the Board of Directors awarded selected employees the opportunity to purchase up to 474,000 shares of common stock at $7.00 per share, the closing price of the Company’s common stock on the date prior to the grant. The plan also provides for the Company to advance all or some of the purchase price of the purchased stock to the employee upon the execution of a full-recourse note at prevailing interest rates. Accordingly, these awards expired on April 26, 2002 with 84 participating employees electing to purchase approximately 280,000 shares.

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

		International
		Avocados and
	California	Perishable Food	Processed	Inter-segment
	Avocados	Products	Products	Eliminations	Total

	(All amounts are presented in thousands)
Nine months ended July 31, 2002
Net sales	$120,332	$44,640	$22,600	$(9,322)	$178,250
Cost of sales	107,642	42,005	18,321	(9,322)	158,646

Gross margin	12,690	2,635	4,279	—	19,604
Selling, general and administrative	4,584	1,891	3,091	—	9,566

Operating income (loss)	8,106	744	1,188	—	10,038
Other expense (income), net	(338)	(64)	65	—	(337)

Income (loss) before provision (benefit) for income taxes	8,444	808	1,123	—	10,375
Provision (benefit) for income taxes	3,800	363	505	—	4,668

Net income (loss)	$4,644	$445	$618	$—	$5,707

		International
		Avocados and
	California	Perishable Food	Processed	Inter-segment
	Avocados	Products	Products	Eliminations	Total

	(All amounts are presented in thousands)
Nine months ended July 31, 2001
Net sales	$104,164	$32,154	$21,944	$(6,600)	$151,662
Cost of sales	94,977	31,905	16,959	(6,600)	137,241

Gross margin	9,187	249	4,985	—	14,421
Selling, general and administrative	3,901	1,950	3,251	—	9,102

Operating income (loss)	5,286	(1,701)	1,734	—	5,319
Other expense (income), net	(171)	76	(126)	—	(221)

Income (loss) before provision (benefit) for income taxes	5,457	(1,777)	1,860		5,540
Provision (benefit) for income taxes	2,275	(741)	776	—	2,310

Net income (loss)	$3,182	$(1,036)	$1,084	$—	$3,230

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

		International
		Avocados and
	California	Perishable Food	Processed	Inter-segment
	Avocados	Products	Products	Eliminations	Total

	(All amounts are presented in thousands)
Three months ended July 31, 2002
Net sales	$66,852	$3,923	$7,342	$(1,708)	$76,409
Cost of sales	59,106	4,424	5,676	(1,708)	67,498

Gross margin	7,746	(501)	1,666	—	8,911
Selling, general and administrative	1,557	635	1,122	—	3,314

Operating income (loss)	6,189	(1,136)	544	—	5,597
Other expense (income), net	(119)	(59)	(6)	—	(184)

Income (loss) before provision (benefit) for income taxes	6,308	(1,077)	550	—	5,781
Provision (benefit) for income taxes	2,865	(462)	254	—	2,657

Net income (loss)	$3,443	$(615)	$296	$—	$3,124

		International
		Avocados and
	California	Perishable Food	Processed	Inter-segment
	Avocados	Products	Products	Eliminations	Total

	(All amounts are presented in thousands)
Three months ended July 31, 2001
Net sales	$50,038	$3,701	$7,918	$(1,309)	$60,348
Cost of sales	44,519	4,492	6,360	(1,309)	54,062

Gross margin	5,519	(791)	1,558	—	6,286
Selling, general and administrative	1,209	650	1,120	—	2,979

Operating income (loss)	4,310	(1,441)	438	—	3,307
Other expense (income), net	(30)	18	(18)	—	(30)

Income (loss) before provision (benefit) for income taxes	4,340	(1,459)	456		3,337
Provision (benefit) for income taxes	1,874	(626)	271	—	1,519

Net income (loss)	$2,466	$(833)	$185	$—	$1,818

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     The following table sets forth sales by product category, by segment (in thousands):.

	Nine months ended July 31, 2002				Nine months ended July 31, 2001

		International
		Avocados and				International
		Perishable				Avocados and
	California	Food	Processed		California	Perishable Food	Processed
	Avocados	Products	Products	Total	Avocados	Products	Products	Total

Third-party sales:
California avocados	$111,838	$—	$—	$111,838	$96,025	$—	$—	$96,025
Imported avocados	—	32,128	—	32,128	—	24,494	—	24,494
Papayas	—	2,148	—	2,148	—	2,379	—	2,379
Miscellaneous	—	42	—	42	—	131	—	131
Processed — food service	—	—	18,400	18,400	—	—	19,229	19,229
Processed — retail and club	—	—	3,894	3,894	—	—	4,187	4,187

Total fruit and product sales to third-parties	111,838	34,318	22,294	168,450	96,025	27,004	23,416	146,445
Intercompany sales	—	4,458	4,864	9,322	964	3,000	2,636	6,600

Total fruit and product sales	111,838	38,776	27,158	177,772	96,989	30,004	26,052	153,045
Freight and other charges	8,674	5,999	160	14,833	7,443	2,162	—	9,605

Total sales	120,512	44,775	27,318	192,605	104,432	32,166	26,052	162,650
Less sales incentives	(180)	(135)	(4,718)	(5,033)	(268)	(12)	(4,108)	(4,388)

Net sales	$120,332	$44,640	$22,600	187,572	$104,164	$32,154	$21,944	158,262

Intercompany sales eliminations				(9,322)				(6,600)

Consolidated net sales				$178,250				$151,662

	Three months ended July 31, 2002				Three months ended July 31, 2001

		International
		Avocados and				International
		Perishable				Avocados and
	California	Food	Processed		California	Perishable Food	Processed
	Avocados	Products	Products	Total	Avocados	Products	Products	Total

Third-party sales:
California avocados	$62,387	$—	$—	$62,387	$46,261	$—	$—	$46,261
Imported avocados	—	1,820	—	1,820	—	1,645	—	1,645
Papayas	—	667	—	667	—	983	—	983
Miscellaneous	—	14	—	14	—	82	—	82
Processed — food service	—	—	6,940	6,940	—	—	6,696	6,696
Processed — retail and club	—	—	1,403	1,403	—	—	1,679	1,679

Total fruit and product sales to third-parties	62,387	2,501	8,343	73,231	46,261	2,710	8,375	57,346
Intercompany sales	—	615	1,093	1,708	108	504	697	1,309

Total fruit and product sales	62,387	3,116	9,436	74,939	46,369	3,214	9,072	58,655
Freight and other charges	4,545	852	64	5,461	3,682	488	—	4,170

Total sales	66,932	3,968	9,500	80,400	50,051	3,702	9,072	62,825
Less sales incentives	(80)	(45)	(2,158)	(2,283)	(13)	(1)	(1,154)	(1,168)

Net sales	$66,852	$3,923	$7,342	78,117	$50,038	$3,701	$7,918	61,657

Intercompany sales eliminations				(1,708)				(1,309)

Consolidated net sales				$76,409				$60,348

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. Inventories

Inventories consist of the following (in thousands):

	July 31,	October 31,
	2002	2001

Fresh fruit	$4,624	$1,915
Packing supplies and ingredients	1,746	1,673
Finished processed foods	10,106	5,487

	$16,476	$9,075

As of July 31, 2002 and October 31, 2001, the allowance for excess and obsolete inventory approximated $15,000 and $40,000. The Company assesses the recoverability of inventories through an on-going review of inventory levels in relation to sales forecasts and product marketing plans.

5. Related Party Transactions

Sales of papaya, on behalf of an entity owned by the Chairman of the Board of Directors, totaled $2,135,000 and $2,379,000 for each of the nine months ended July 31, 2002 and 2001, resulting in gross profits of $213,000 and $241,000. Included in trade accounts payable and accrued liabilities are $46,000 and $317,000 at July 31, 2002 and October 31, 2001, due to the above entity.

Each member of the Company’s board of directors markets avocados through Calavo pursuant to a marketing agreement that is similar to the marketing agreements that we entered into with other growers. During the nine months ended July 31, 2002 and 2001, we paid $6.3 million and $2.7 million, in aggregate to members of the board of directors, including entities owned or controlled by the directors, with respect to avocados marketed through Calavo.

6. Other Events

On February 15, 2002, the Company paid a 5% stock dividend to all shareholders of record as of February 1, 2002. Basic and diluted earnings per share for all periods presented have been restated to reflect the 5% stock dividend effected on February 15, 2002 for shareholders of record as of February 1, 2002.

On August 30, 2002, the Company completed its previously announced rights offering to sell 1,000,000 shares of common stock at a price of $5.00 per share to shareholders of record on July 29, 2002. Proceeds from the rights offering to shareholders generated $5,000,000, less offering costs of approximately $290,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended October 31, 2001 of Calavo Growers, Inc. (we, Calavo, or the Company). Certain prior year amounts have been reclassified to conform with the current period presentation.

On October 9, 2001, we completed a series of transactions whereby common and preferred shareholders of Calavo Growers of California, an agricultural marketing cooperative association (the Cooperative), exchanged all of their outstanding shares for shares of our common stock. Concurrent with this transaction, the Cooperative was merged into us with Calavo emerging as the surviving entity (the Merger). These transactions had the effect of converting the legal structure of the business from a not for-profit cooperative to a for-profit corporation. The Merger and the conversion were approved on an overwhelming basis by both the Cooperative’s shareholders and the Board of Directors. Prior to the Merger, the Cooperative reported results of operations as constituting either member business (the packing and distribution of avocados procured from either members or associate members) or non-member business (non-member business included both the Processed Product business and the sourcing and distribution of all crops that were not procured from the Cooperative’s members). We have realigned our businesses to combine within our California Avocados segment the results of operations of both the California avocados grown previously by members and those that were procured from non-members. We believe that this presentation provides an enhanced view of the results of our California operations and a better framework to evaluate the results of our various operations.

Recent Developments

In January 2002, members of the Board of Directors elected to exercise options to purchase 1,005,000 shares of common stock pursuant to our directors’ stock option plan. The exercise price of $5.00 per share was paid in a combination of full-recourse promissory notes and/or the payment of cash. The exercise of these stock options and the eventual repayment of these notes will have the effect of increasing our total assets and shareholders’ equity by approximately $5.0 million.

On February 15, 2002, we paid a 5% stock dividend to all shareholders of record as of February 1, 2002. Basic and diluted earnings per share for all periods presented have been restated to reflect the 5% stock dividend.

On March 18, 2002, the employee stock plan previously approved by our Board of Directors was ratified by our shareholders at our annual shareholders’ meeting. On March 28, 2002, we awarded selected employees the opportunity to purchase approximately 474,000 shares of common stock at $7.00 per share, the closing price of our common stock on the date prior to the grant. The plan also provides for us to advance some, or all, of the purchase price of the purchased stock to the employee upon the execution of a full-recourse promissory note at prevailing interest rates. Through the expiration date of the award, 84 employees had elected to purchase approximately 280,000 shares of our common stock.

On July 19, 2002, the Nasdaq National Market approved our application for listing our common stock. Our shares began trading on the Nasdaq National Market on July 22, 2002 under the symbol CVGW.

On August 30, 2002, we completed our previously announced rights offering to sell 1,000,000 shares of common stock at a price of $5.00 per share to shareholders of record on July 29, 2002. Proceeds from the rights offering to shareholders generated $5,000,000 in cash, less offering costs of approximately $290,000.

Critical Accounting Policies and Estimates

When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and other factors that management believes are reasonable. Estimates and assumptions include, but are not limited to, the areas of customer and grower receivables, inventories, useful lives of property, plant and equipment, marketing programs, income taxes, retirement benefits, and commitments and contingencies. The accounting estimates that we believe involve the most complex judgments, and are most critical to the accurate reporting of our financial condition and results of operations, include the following:

Grower Advances. We advance funds to third-party growers primarily in California and Mexico for various farming needs. These advances are generally secured with a crop lien or other collateral owned by the grower. We continuously evaluate the ability of these growers to repay advances and the fair value of the collateral to ascertain the need to record an allowance.

Marketing and Promotional Programs. We offer incentives and other promotions to our customers in the normal course of business. These promotional costs are accrued based on our estimates. We believe that historical data with respect to these incentives provide a sufficient basis to reasonably estimate actual costs. Should our actual costs exceed these estimated amounts, additional accruals may be required.

Net Sales

The following table summarizes our net sales by business segment for each of the three and nine month periods ended July 31:

	Three months ended July 31,			Nine months ended July 31,

(in thousands)	2002	Change	2001	2002	Change	2001

Net sales:
California Avocados	$66,852	33.6%	$50,038	$120,332	15.5%	$104,164
Processed Products	7,342	(7.3)%	7,918	22,600	3.0%	21,944
International Avocados and Perishable Food Products	3,923	6.0%	3,701	44,640	38.8%	32,154
Eliminations	(1,708)		(1,309)	(9,322)		(6,600)

Total net sales	$76,409	26.6%	$60,348	$178,250	17.5%	$151,662

As a percentage of net sales:
California Avocados	85.6%		81.2%	64.2%		65.8%
Processed Products	9.4%		12.8%	12.0%		13.9%
International Avocados and Perishable Food Products	5.0%		6.0%	23.8%		20.3%

	100.0%		100.0%	100.0%		100.0%

Net sales for the third quarter and first nine months of fiscal 2002 compared to fiscal 2001 grew by $16.1 million or 26.6% and $26.6 million or 17.5%. Consistent with the historical cyclicality of the California avocado harvest season, our California Avocado business generated 85.6% of our consolidated net sales for the third quarter as compared to 81.2% for the same prior year period. For the nine month period, the net sales growth reflects an increasing percentage of our business being generated from our International Avocados and Perishable Food Products segment. Net sales generated by our International Avocados and Perishable Food Products business depend principally on the availability of Chilean and Mexican grown avocados in the U.S. markets. As both Mexican and Chilean grown avocados are generally unavailable during the third fiscal quarter, sales generated by this business were significantly lower than the first six months of the fiscal year. We anticipate our International Avocados and Perishable Food Products segment to more significantly contribute to our consolidated net sales in the fourth fiscal quarter of 2002. Net sales generated by our Processed Products business are not subject to the seasonal effect experienced by our other operating segments. Our Processed Products business has continued to experience either flat or declining net sales when compared to prior year periods and has, therefore, been less significant to our consolidated net sales.

Net sales by segment include intercompany sales of avocados from our Uruapan packinghouse to our Mexicali processing plant, as well as value-added services billed by our Mexicali processing plant to our Santa Paula processing plant in processing fresh avocados into avocado pulp. All intercompany sales are eliminated in our consolidated results of operations.

California Avocados

Net sales delivered by the business increased by approximately $16.8 million or 33.6% for the third quarter of fiscal 2002 when compared to the same period for fiscal 2001. The increase in sales reflects a significant improvement in the average selling prices for avocados when compared to the same prior year period, partially offset by a decrease in avocados delivered by our growers of 1.0% or approximately 0.6 million pounds. This decrease in delivered pounds is consistent with the expected decrease in the overall harvest of the California avocado crop for the 2001/2002 season. Despite this decrease in volume, we have continued to build on our leadership role in packing and marketing California grown avocados and have increased our market share of first grade Hass variety avocados by approximately 1.7% to 36.5% in the third quarter of fiscal 2002 when compared to a 34.8% market share for the same prior year period.

Net sales delivered by the business increased by approximately $16.2 million or 15.5% for the first nine months of fiscal 2002 compared to the same fiscal 2001 period. The increase in sales reflects an increase in average selling prices for avocados when compared to the same prior year period offset by a decrease in avocados delivered by our growers of 4.0% or 5.2 million pounds, which again is consistent with our expectations for the 2001/2002 California avocado crop. Our market share of first grade Hass variety avocados for the first nine months ended July 31, 2002, increased by 1.9% points from 34.7% to 36.6% for the same prior year period.

Average selling prices on a per case basis for first grade Hass variety avocados for the third quarter and the first nine months of fiscal 2002 were $7.22 and $3.70 higher when compared to the same prior year periods. We attribute some of the increase in these average selling prices to increasing demand for California grown avocados prevailing in the U.S. marketplace and a reduced volume of avocados when compared to the same prior year periods. We believe that our investments in focused marketing activities combined with promotional programs established by the California Avocado Commission have generally had a positive effect on average sales prices. Our strategy is to continue to develop marketing opportunities that favorably position avocados packed by Calavo with our customers by emphasizing existing value-added services, such as fruit bagging and ripening. We believe these and other value-added strategies are critical elements in sustaining competitive average selling prices achieved during the third fiscal quarter of 2002.

We anticipate that our California Avocado business will experience a seasonal decrease during the fourth fiscal quarter of 2002. In addition, we believe that the introduction of Chilean grown fruit in the U.S. marketplace in late August will have a negative impact on average selling prices, principally as a result of an increase in volume.

Processed Products

For the quarter ended July 31, 2002 and 2001, net sales include approximately $1.1 million and $0.7 million of intercompany sales between our Mexicali and Santa Paula processing plants, which are eliminated in our consolidated financial results. For the quarter ended July 31, 2002 when compared to the same period for fiscal 2001, sales to third-party customers decreased by approximately $1.0 million, or 13.9%, from $7.2 million to $6.2 million. Although the total pounds of product sold reflected an increase of approximately 150,000 pounds, or 3.9%, a decrease in the net sales price per pound offset the increased volume.

For the first nine months of fiscal 2002 and 2001, net sales include approximately $4.9 million and $2.6 million of intercompany sales between our Mexicali and Santa Paula processing plants, which are eliminated in our consolidated financial results. For the first nine months of fiscal 2002, when compared to the same period for fiscal

2001, sales to third-party customers decreased by approximately $1.6 million or 8.3% from $19.3 million to $17.7 million. The decline in sales can be attributed to a decrease in 490,000 pounds of product sold, or 4.5%, and an increase in rebates of $0.6 million, or 14.8% given to customers.

Our strategy to reverse the decrease in sales generated by our processed business includes the introduction of new products. Our current offering of processed products is limited to a variety of frozen guacamole products and avocado halves. In April 2002, we made an initial deposit with a machinery vendor to purchase two pieces of equipment that will allow us to process guacamole and other processed products that will not require them to be frozen. The first piece of equipment was received in August 2002 and is being installed in our Mexicali, Mexico processing facility. We anticipate that a limited initial introduction of fresh guacamole will commence in September 2002. Furthermore, we believe that the introduction of these fresh guacamole products will, in the long-term, successfully address a growing market segment and reverse the recent decline in our sales. However, there can be no assurances that we will be successful at developing competitive products and penetrating a marketplace that is currently dominated by an established competitor.

International and Perishable Food Products

For the quarter ended July 31, 2002 and 2001, net sales include approximately $0.6 million and $0.5 million of intercompany sales between our Uruapan packinghouse and our Mexicali processing plant, which are eliminated in our consolidated financial results. For the quarter ended April 30, 2002, when compared to the same period for fiscal 2001, sales to third-party customers increased by approximately $0.1 million, or 3.1%, from $3.2 million to $3.3 million.

For the first nine months of fiscal 2002 and 2001, net sales include approximately $4.5 million and $3.0 million of intercompany sales between our Uruapan packinghouse and our Mexicali processing plant, which are eliminated in our consolidated financial results. For the first nine months of fiscal 2002, when compared to the same period for fiscal 2001, sales to third-party customers increased by approximately $11.0 million, or 37.7% from $29.2 million to $40.2 million.

The increased sales to third-parties by our International and Perishable Food Products business are primarily driven by the increased sales of Chilean and Mexican grown avocados in the U.S. marketplace. The volume of fruit handled increased by 1.7 million pounds of Chilean grown avocados, or 12.0% and 9.9 million pounds of Mexican grown avocados, or 62.0%, for the first 9 months of fiscal 2002 when compared to the same prior year period.

As planned, we anticipate that net sales for this segment to increase gradually in the last fiscal quarter of 2002. This is consistent with the cyclical nature of the availability of foreign sourced avocados in the U.S. marketplace. Both Chilean and New Zealand grown avocados will begin to be sold in late August and early September and continue well into the first fiscal quarter of 2003. Mexican avocados will begin to be sold in the U.S. marketplace by mid October and continue well into the second fiscal quarter of 2003, as permitted by rules established by the U.S. Department of Agriculture.

Gross Margins

The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and nine month periods ended July 31:

	Three months ended July 31, 2002			Nine months ended July 31, 2002

(in thousands)	2002	Change	2001	2002	Change	2001

Gross Margins:
California Avocados	$7,746	40.4%	$5,519	$12,690	38.1%	$9,187
Processed Products	1,666	6.9%	1,558	4,279	(14.2)%	4,985
International Avocados and Perishable Food Products	(501)	36.7%	(791)	2,635	NM	249

Total gross margins	$8,911	41.8%	$6,286	$19,604	35.9%	$14,421

Gross Profit Percentages:
California Avocados	11.6%		11.0%	10.5%		8.8%
Processed Products	22.7%		19.7%	18.9%		22.7%
International Avocados and Perishable Food Products	(12.8)%		(21.4)%	5.9%		0.8%
Consolidated	11.7%		10.4%	11.0%		9.5%
(NM is Not Meaningful)

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $2.6 million or 41.8% for the third quarter of fiscal 2002 when compared to the same period for fiscal 2001. Gross margins increased by approximately $5.2 million or 35.9% for the first nine months of fiscal 2002 when compared to the same period for fiscal 2001. This increase is principally attributable to improved profitability of our California Avocados and International Avocados and Perishable Food Products segments. These improvements in gross profits were partially offset by decreases in the gross profit percentages delivered by our Processed Products segment experienced during the first quarter of fiscal 2002.

Our California Avocados business generated an improved gross profit percentage principally as a result of increased packing efficiencies achieved at our Santa Paula and Temecula packinghouses coupled with increased average selling prices. The gross profit percentage for our International Avocados and Perishable Products business improved primarily due to lower avocado prices and a reduced per pound cost of packing. This decrease in per pound cost of packing is attributable to an additional 9.9 million pounds of avocados packed at our Uruapan facility during the first nine months of fiscal 2002 when compared to the same prior year period. The gross profit percentages generated by our Processed Products segment for the nine months ended July 31, 2002 decreased due to sales of processed products, which include avocado pulp procured at higher prices than in prior years. The processed products gross profit percentages for the quarter ended July 31, 2002 increased slightly, primarily as a result of volume efficiencies gained in comparison to the same prior year period. We anticipate that the gross profit percentage for our Processed Product segment will not fluctuate significantly in the fourth fiscal quarter from the margins generated in the third fiscal quarter of 2002.

Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,

(in thousands)	2002	Change	2001	2002	Change	2001

Selling, General and Administrative	$3,314	11.2%	$2,979	$9,566	5.1%	$9,102
Percentage of net sales	4.3%		4.9%	5.4%		6.0%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.3 million, or 11.2% for the three months ended July 31, 2002 when compared to the same period for fiscal 2001. For the first nine months ended July 31, 2002 selling, general and administrative expenses increased slightly by $0.5 million or 5.1% compared to the same period for fiscal 2001. The increased general and administrative costs relate principally to higher expenses incurred in marketing our products and additional corporate costs. As a percentage of net sales, selling general and administrative expenses have decreased to 5.4% for the nine months ended July 31, 2002 as compared to 6.0% for the same prior year period.

Other Expense (Income), net

	Three months ended July 31,			Nine months ended July 31,

(in thousands)	2002	Change	2001	2002	Change	2001

Other expense (income), net	$(184)	NM	$(30)	$(337)	52.5%	$(221)
Percentage of net sales	(0.2)%		—%	(0.2)%		(0.1)%
(NM is Not Meaningful)

Other expense (income), net includes interest income and expense generated in connection with our financing and operating activities, as well as certain other transactions that are outside of the course of normal operations. For the first nine months ended July 31, 2001, other expense (income), net includes a gain realized upon receipt of proceeds on the settlement of an insurance claim. For the nine months ended July 31, 2002, other expense (income) includes $0.2 million of interest income related to notes receivable from directors, officers and employees.

Provision (Benefit) for Income Taxes

	Three months ended July 31,			Nine months ended July 31,

(in thousands)	2002	Change	2001	2002	Change	2001

Provision (benefit) for income taxes	$2,657	74.9%	$1,519	$4,668	102.1%	$2,310
Percentage of income before provision (benefit) for income taxes	46.0%		45.5%	45.0%		41.7%

For the first nine months of fiscal 2002, our provision for income taxes was $4.7 million as compared to $2.3 million recorded for the comparable prior year period. The effective tax rate for fiscal 2001 reflects the impact from non-deductible fines and penalties. The effective tax rate for fiscal 2002 reflects the impact of additional provisions recorded in connection with our Mexican operations.

Liquidity and Capital Resources

Cash provided by operating activities was $5.4 million for the nine months ended July 31, 2002, compared to $4.9 million for the similar period in fiscal 2001. Operating cash flows reflect our net income of $5.7 million, net non-cash charges (depreciation and amortization and provision for losses on accounts receivable) of $1.5 million and a net increase in the noncash components of our working capital of approximately $1.8 million.

These working capital increases include an increase in amounts payable to growers of $12.2 million, an increase in trade accounts payable and accrued expenses of $2.4 million, a decrease in loans to growers of $0.5 million, offset by an increase in accounts receivable of $7.2 million, principally due to increased nine month sales, an increase in inventories of $7.4 million, an increase in prepaid expenses and other current assets of $1.6 million and an increase in advances to suppliers of $0.7 million.

Cash used in investing activities was $1.0 million for the nine months ended July 31, 2002 and related principally to the purchase of capital expenditures.

Cash used in financing activities was $6.4 million for the nine months ended July 31, 2002 related principally to the repayment of $7.8 million of short-term borrowings and debt offset by $1.4 million of cash inflows primarily from the exercise of stock options by our directors and payments made by employees in conjunction with their purchase of our stock pursuant to the employee stock purchase plan.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations, anticipated cash from our rights offering to shareholders and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of July 31, 2002 and October 31, 2001, totaled $0.1 million and $2.1 million. Our working capital at July 31, 2002 was $15.5 million compared to $9.8 million at October 31, 2001. The overall working capital increase reflects repayment of short-term borrowings and increases in inventory and accounts receivable.

We believe that cash flows from operations, the rights offering to shareholders, and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. We also anticipate making $0.9 million in additional payments in connection with the purchase of two machines to be used in our processed products segment during the course of this fiscal year. In order to finance such growth, we may seek to obtain additional borrowings or issue shares of our common stock. Our largest line of credit, which has a borrowing capacity of $23,500,000, was renewed on February 27, 2002 for a two year period. Proceeds from the rights offering to shareholders generated $5,000,000 in cash, during fiscal 2002, less offering costs of approximately $290,000. However, there can be no assurance that other financing for such growth will be available on favorable terms, or at all.

As of July 31, 2002, we have entered into a commitment to purchase two new machines for our processed products segment for a total of $2.2 million. During the first nine months of fiscal 2002, we made initial deposits for this machinery of approximately $1.3 million and anticipate paying the remaining balance as the equipment is delivered.

Impact of Recently Issued Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective immediately and SFAS No. 142 will be effective on November 1, 2002. The new standards are not expected to have a significant impact on our financial position or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Adoption of SFAS No. 145 is required no later than the beginning of fiscal 2003, with certain provisions effective May 2002. The adoption of SFAS No. 145 did not have a significant impact on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Adoption of SFAS No. 146 is required no later than January 1, 2003. The adoption of SFAS No. 146 is not expected to have a significant impact on our financial position or results of operations.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “will,” and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: increased competition, conducting substantial amounts of business internationally, pricing pressures on agricultural products, adverse weather and growing conditions confronting avocado growers, new governmental regulations, as well as other risks and uncertainties, including but not limited to those set forth in Part I., Item 1 under the caption “Certain Business Risks” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001, and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and United States government bonds with a maturity date of August 15, 2005. The government bonds are being held in an irrevocable trust which has been designated to be used only to satisfy the scheduled payments of interest and principal related to our industrial development and revenue bonds. As these securities are intended to be held until maturity, their carrying value in our financial statements is $1.8 million reflecting their amortized cost. The fair value of these securities approximates $1.9 million as of July 31, 2002.

We were not a party to any derivative instruments during the fiscal year. It is our intent not to use derivative instruments for speculative or trading purposes.

We project the annual impact of an increase or decrease of 100 basis points in the prime lending rate to approximate $100,000, based on our average daily borrowings. We do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Consequently, the spot rate for the Mexican peso has a moderate impact on our operating results. However, we do not believe that this impact is sufficient to warrant the use of derivative instruments to hedge the fluctuation in the Mexican peso. Total foreign currency gains and losses for each of the three years ended October 31, 2001 did not exceed $50,000.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable since this Quarterly Report on Form 10-Q is filed for a period that ended prior to August 29, 2002.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in litigation in the ordinary course of business, none of which management believes will have a material adverse impact on the Company’s financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b) Reports on Form 8-K

Report on Form 8-K dated July 23, 2002, reporting the Company’s announcement of its listing on the Nasdaq National Market under the symbol CVGW (Items 5, 7 and 9 of Form 8-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: September 6, 2002	By	/s/ Lecil E. Cole

Lecil E. Cole Chairman of the Board of Directors, Chief Executive Officer and President

Date: September 6, 2002	By	/s/ Wolfgang P. Hombrecher

Wolfgang P. Hombrecher Vice President Finance and Corporate Secretary

CERTIFICATIONS

I, Lecil E. Cole, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Calavo Growers, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 6, 2002	/s/ Lecil E. Cole

Lecil E. Cole Chairman of the Board of Directors, Chief Executive Officer and President

I, Wolfgang P. Hombrecher, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Calavo Growers, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 6, 2002	/s/ Wolfgang P. Hombrecher

Wolfgang P. Hombrecher Vice President, Finance and Corporate Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.