Form 10-K
period 2002-10-31
CALAVO GROWERS INC
filed 2003-01-28
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

Commission file number: 000-33385

CALAVO GROWERS, INC.

(Exact name of registrant as specified in its charter)

California (State of incorporation) 2530 Red Hill Avenue, Santa Ana, California (Address of principal executive offices)	33-0945304 (I.R.S. Employer Identification No.) 92705-5542 (Zip code)

Registrant’s telephone number, including area code: (949) 223-1111

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value Per Share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ]   No [ X ]

     Based on the closing price as reported on the Over the Counter Bulletin Board, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2002 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $79,555,000. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of December 31, 2002 was 12,844,909.

Documents Incorporated by Reference

     Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on March 17, 2003, are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2002.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains statements relating to future results of Calavo Growers, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “will,” and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: increased competition, conducting substantial amounts of business internationally, pricing pressures on agricultural products, adverse weather and growing conditions confronting avocado growers, new governmental regulations, as well as other risks and uncertainties, including those set forth in Part I., Item 1 under the caption “Risks Related to Our Business” and elsewhere in this Annual Report on Form 10-K and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Overview

     We engage in the procurement and marketing of avocados and other perishable foods and the preparation and distribution of processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. Through our three operating facilities in Southern California and two facilities in Mexico, we sort and pack avocados procured in California and Mexico and prepare processed avocado products. Additionally, we procure avocados internationally, principally from Chile and New Zealand, and distribute other perishable foods, such as Hawaiian grown papayas. These operations are reported by us in three different business segments: California avocados, processed products, and international avocados and perishable food products.

     Our principal executive offices are located at 2530 Red Hill Avenue, Santa Ana, California 92705; telephone (949) 223-1111. At October 31, 2002, we employed approximately 589 employees worldwide.

     On October 9, 2001, we completed a series of transactions whereby common and preferred shareholders of Calavo Growers of California (the “Cooperative”), an agricultural marketing cooperative association, exchanged all of their outstanding shares for shares of our common stock. Concurrent with this transaction, the Cooperative was merged into us with Calavo emerging as the surviving entity. These transactions had the effect of converting the legal structure of the business from a non-profit cooperative to a for-profit corporation. All references herein to us for periods prior to the merger refer to the business and operations of the Cooperative.

Available Information

We maintain an Internet website at http://www.calavo.com. During the third fiscal quarter of 2003, we intend to begin making available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, along with our annual report to shareholders and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

California Avocados

     Calavo was founded in 1924 to market California avocados. In California, the growing area stretches from San Diego County to the northern region of Santa Barbara County, with the majority of the growing areas located approximately 100 miles north and south of Los Angeles County.

     As of October 31, 2002, the Hass variety is the predominant avocado variety marketed on a world-wide basis. California grown Hass avocados are available year-round, with peak production periods occurring between May through September. Other varieties have a more limited picking season and command a lower retail price. Approximately 1,900 growers deliver avocados to us on a routine basis, generally pursuant to a standard marketing agreement. In recent years, the share of avocados handled by us has continued to increase with approximately 37.2% of the 2002 California Hass avocado crop handled by us based on results published by the California Avocado Commission. We attribute the increase in our market share principally to the recruitment of new growers that deliver their avocados to us and the competitiveness of the per pound returns we pay to our growers.

     Avocados delivered to our packinghouses are graded, sized, and packed for delivery to customers. Our ability to estimate the size and timing of the delivery of the annual avocado crop has a substantial impact on our costs and the sales price we receive for the fruit. To that end, our field teams maintain direct contact with growers and farm managers and coordinate harvest plans. The feedback from our field teams and our marketing group is used in conjunction with our sales department to establish and publish list prices used by our direct sales force to solicit orders.

     The storage life of fresh avocados is limited. It can range from one to four weeks, depending upon the maturity of the fruit, the growing methods used, and the handling conditions in the distribution chain.

     The California avocado market is highly competitive with 12 major handlers providing daily price quotes to growers. A marketing order enacted by the state legislature is in effect for California grown avocados and provides the financial resource to fund generic advertising and promotional programs that benefit all packers. Although avocados handled by us are identifiable through packaging materials and a Calavo brand name sticker, we believe that consumers generally do not purchase avocados based on brand loyalty. Notwithstanding the absence of brand loyalty, we have developed a series of marketing and sales initiatives aimed at our largest customers that are designed to differentiate our products and services from those offered by our competitors. Some of these key initiatives are as follows:

•	We have established a proprietary marketing database that facilitates a review of the performance of selective grocery stores. Based on this data we are able to assist our customers in developing programs that will increase their sales. Generally, we review the performance of stores relative to others within the same geographic area and make recommendations as to the size and display of avocados within the produce section.

•	We have developed various display techniques and packages that appeal to consumers and in particular impulse buyers. Some of our techniques include the bagging of avocados and the strategic display of the bags within the produce section. Our research has demonstrated that consumers generally purchase a larger quantity of avocados when presented in a bag as opposed to the conventional store displays. We also believe that the value proposition of avocados in a bag provides for a higher level of sales to grocery stores.

•	We recently announced the rollout of our ProRipeTM avocado ripening program. This proprietary program allows us to deliver avocados with varying degrees of ripeness to our customer specification. We believe that ripened avocados help our customers address the consumers’ immediate needs and accelerate the sale of avocados through their stores.

     We sell avocados to a diverse group of supermarket chains, wholesalers, and other direct users. The recent consolidation in the supermarket industry has led to fewer, but bigger buyers. In addition, limited sales are currently being made through e-commerce distribution channels. We believe that our largest customers will, over the long-term, require us and our competitors to implement one or more e-commerce distribution solutions to facilitate their procurement and inventory management programs. In our judgment, the shift to e-commerce distribution channels by our largest customers will favorably impact larger handlers like us, which have the ability and financial resources to support these strategies. Our largest customers have also initiated the practice of drafting short-term sales contracts that formalize their pricing and volume requirements. Generally, these contracts contain provisions that establish a price floor and/or ceiling during the contract duration. Again, in our judgment, the shift by our largest customers to drafting sales contracts benefits large handlers like us, which have the ability to fulfill the terms of these contracts. During 2002, our 5 largest customers purchased 20.0% of our sales, and the largest 25 customers represented 56.1% of all fresh avocado sales.

     A significant portion of our costs are fixed. Consequently, wide-ranging swings in the volume of avocados delivered have a significant impact on the per pound packing costs of avocados we handle. Generally, larger crops will result in a lower per pound avocado cost. We believe that our cost structure is geared to optimally handle larger avocado crops than we have handled in recent years. Our strategy calls for continued efforts in aggressively recruiting new growers, retaining existing growers, and procuring a larger percentage of the California avocado crop.

     Avocados delivered to us are grouped as a homogenous pool on a weekly basis based on the variety, size, and grade. The proceeds we receive from the sale of each separate avocado pool, net of a packing and marketing fee provided to cover our costs and a profit, are paid back to the growers once each month with all of the fruit received in a given week receiving the same return by variety, grade, and size. The packing and marketing fee we withhold is periodically determined and revised based on our estimated per pound packing and operating costs, as well as an operating profit. Significant competitive pressures dictate that we set the packing and marketing fee at the lowest possible level to attract and retain both new and existing grower business. We believe that, if net proceeds paid cease to be competitive, growers would choose to deliver their avocados to alternate competitive handlers. Consequently, we strive to deliver growers the highest return possible on avocados delivered to our packinghouses.

Processed Products

     In the 1960’s and early 1970’s, we pioneered the process of freezing avocados and developing a wide variety of guacamole recipes that address the diverse tastes of consumers and buyers in the food service industry. The segment was originally conceived as a mechanism to stabilize the price of California avocados by reducing the volume of avocados available to the market place. However, with the introduction of low cost processed products delivered from Mexican based processors, we realigned the segment’s strategy by shifting the procurement of fruit used in preparing product and certain other processing functions to Mexico. In 1995, we invested in a processing plant in Mexicali, Mexico to derive the benefit of competitive avocado prices available in Mexico.

     Our processing facility in Mexico includes a ripening, seed removal, and pulp extraction operation. Our processing facility in Santa Paula, California receives the pulp from Mexicali, adds ingredients, and packages the product in plastic containers. The product is then frozen for storage with shipment to warehouses and, ultimately, to our customers. We continue to evaluate our existing cost structure in producing our processed products. In particular, we are evaluating our production activities and reviewing opportunities to reduce transportation and overhead costs that are duplicative in supporting two operating facilities. We have not committed to, or developed, a time-line for the implementation of any actions, if any, that we may take in restructuring our production processes.

     Our customers include both companies in the food service industry and the retail business. Sales are made principally through a commissioned nationwide broker network, which is supported by our regional sales managers. We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, strategically located warehouses, and market relationships. During 2002, our largest 5 customers represented 50.2% of all sales, and the largest 25 customers represented 75.8% of sales.

     The food service and retail industries have continued a trend of business consolidation resulting in larger customers, but a smaller number of customers for our processed products. To secure the ongoing business of some of our largest customers, we have entered into certain rebate programs and exclusivity agreements. Through October 31, 2002, we have made significant payments representing both exclusivity fees and prepaid rebates to a major foodservice distribution customer. We believe that the trend of requesting payments from producers to secure either exclusivity or preferred status as a provider of processed products will continue.

     We continue to review trends that affect our customers’ needs and their impact on the processed avocado business. In August 2001 we launched our individually quick frozen avocado half product line. This product line provides food service and retail customers with peeled avocado halves that are ripe and suitable for immediate consummation. We also recently entered into an equipment purchase agreement to acquire two ultra high pressure production machines. The first of the two machines was installed in our Mexicali facility and commissioned for operations in October 2002. This high pressure equipment will allow us to deliver fresh guacamole to retail and food service customers. Although the additions of these product offerings are fairly recent, we believe that the purchase of this equipment will position our company to deliver the widest available array of processed avocado products to our customers. Consequently, we are currently the only single source company supplying the complete range of processed avocado products including, frozen guacamole, ultra high pressure treated guacamole, and frozen avocado halves to foodservice and retail customers.

International Avocados and Perishable Food Products

     Our international avocados and perishable food products segment leverages on our expertise in the handling and marketing of California avocados. We believe that the sales generated by this segment complement our offering of California avocados to our customers and stabilize the supply of avocados during seasons of low California production. We have experienced significant revenue growth in this segment in fiscal 2002. Sales generated by this segment include avocados procured outside of California and other perishable food products, such as papayas. We procure international avocados subject to marketing agreements entered into with growers and packers located in Mexico, Chile, and New Zealand. In recent years, our distribution of other perishable food products has generally been limited to papayas procured from a Hawaiian packing operation which is owned by the Chairman of our Board of Directors, Chief Executive Officer and President. Some of the marketing agreements governing the distribution of these products are based on consignment terms. Although consignment terms have the effect of limiting our risk, the agreements may require us to pay advances to growers for the fruit they have delivered. Historical experience demonstrates that providing such advances results in our acquiring full market risk for the product, as it is possible that our resale proceeds may be less than the amounts we paid to the grower. This is a result of the high level of volatility inherent in the avocado and perishable food markets, which are subject to significant pricing declines based on the availability of fruit in the market.

     In 1996, the United States Department of Agriculture (“USDA”) established a protocol whereby Mexican grown avocados are permitted to be imported, on a restricted basis, into the United States. Restrictions imposed on the marketing of the fruit, due to phytosanitary concerns, have limited the marketing of Mexican avocados to 31 states from the middle of October to the middle of April. In 1998, we invested in this market by building a packinghouse in Uruapan, Mexico. We believe that our continued success in marketing Mexican avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices. Recently, the Mexican growers and government have restricted the supply of avocados for export to the United States in order to obtain higher field prices. Our continued profitability is subject to our ability to secure a sufficient volume of avocados at reasonable prices to recover our investment in the Mexican packing operations. We have also enjoyed limited sales of Mexican avocados to Japan, Canada, and Europe. During 2002, we packed and distributed approximately 30.6% of the avocados exported from Mexico into the United States and 18.3% of the avocados exported from Mexico to countries other than the United States based on our internal estimates.

     We have made various advances to several Mexican growers to secure their avocado harvests (principally October to April). Our ability to recover these advances is largely dependent on the growers’ ability to deliver avocados to us and is subject to inherent risks of farming, such as weather and pests. We have advanced less than $1.0 million to Mexican growers, as of October 31, 2002, to secure the delivery of their avocado crops.

     In recent years, the volume of avocados exported by Chilean growers to the United States has continued to increase. Chilean growers have increased avocado plantings to capitalize on high returns available in the world-wide avocado markets. Additionally, with the Chilean harvesting season being complementary to the California season (August through January), Chilean avocados are able to command competitive retail pricing in the market. During 2002, we distributed 22.2% of the Chilean imports into the United States based on our internal estimates.

     New Zealand also exports avocados into the United States. The harvest of New Zealand avocados (August to December) overlaps with the Chilean and Mexican harvest periods. Consequently, the introduction of avocados grown in New Zealand has had the effect of increasing the volume of avocados in the marketplace and increasing pressure on the retail prices. During 2002, we distributed 18.4% of the New Zealand imports into the United States based on our internal estimates.

     We also distribute papayas packed by a company that is owned by our Chairman of the Board, Chief Executive Officer and President. In distributing papayas, we have encountered significant competition from Mexico growers. During 2002, we distributed approximately half of the papayas sold in the continental United States based on our internal estimates.

     During 1999, we discontinued distributing mangos in the United States as we were unable to achieve adequate returns.

Sales and Other Financial Information by Business Segment and Product Category

     Sales and other financial information by business segment is provided in Note 13 to the consolidated financial statements, which are included in this Annual Report.

Patents and Trademarks

     Our trademarks include the Calavo brand name and related logos. We also utilize the following trademarks in conducting our business: Avo Fresco, Bueno, Calavo Gold, Celebrate the Taste, El Dorado, Fresh Ripe, Select, Taste of Paradise, The First Name in Avocados, Tico, and Triggered Avocados.

Working Capital Requirements

     Generally, we make payments to our California avocado growers and other suppliers in advance of collecting our accounts receivable. We bridge the timing between vendor payments and customer receipts by using operating cash flows and commercial bank borrowings. In addition, we provide crop loans and other advances to some of our growers which are also funded through operating cash flows and borrowings. We experience larger levels of commercial bank borrowings during the California Hass avocado crop harvesting season.

     With respect to our processed products business, we require working capital to finance the production of our processed avocado products, maintaining an adequate supply of finished product, and collecting our accounts receivable balances. These working capital needs are financed through the use of operating cash flows and bank borrowings.

     Our international avocados and perishable food products business requires working capital to finance the payment of advances to suppliers, and collection of accounts receivable. These working capital needs are also financed through the use of operating cash flows and bank borrowings and are generally concentrated during the Chilean Hass avocado crop harvesting season.

Backlog

     Our customers do not place product orders significantly in advance of the requested product delivery dates. Customers typically order perishable products two to ten days in advance of shipment, and typically order processed products within thirty days in advance of shipment.

Research and Development

     We do not undertake significant research and development efforts. Research and development programs, if any, are limited to the continuous process of refining and developing new techniques to enhance the effectiveness and efficiency of our processed products operations and the handling, ripening, storage, and packing of fresh avocados.

Compliance with Government Regulations

     The California State Department of Food and Agriculture oversees the packing and processing of avocados and conducts tests for fruit quality and packaging standards. All of our packages are stamped with the state seal as meeting standards. Various states have instituted regulations providing differing levels of oversight with respect to weights and measures, as well as quality standards.

     The USDA regulates and reviews imported food products. In particular, the USDA regulates the distribution of Mexican avocados within 31 states in the U.S. by requiring avocado importers and handlers to execute compliance agreements. These agreements represent an acknowledgement by handlers of the distribution restrictions placed on Mexican avocados and are used as a tool to ensure compliance with existing regulations. From time-to-time, we have been approached by USDA representatives in their oversight of the compliance agreement process. We continue to consult with USDA representatives to ensure that our systems of internal control provide a high level of reliability in securing compliance agreements on behalf of our customers.

     As a manufacturer and marketer of processed avocado products, our operations are subject to extensive regulation by various federal government agencies, including the Food and Drug Administration, the USDA and the Federal Trade Commission (“FTC”), as well as state and local agencies, with respect to production processes, product attributes, packaging, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for safety, purity and labeling. In addition, advertising of our products is subject to regulation by the FTC, and our operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act. Our manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities.

     As a result of our agricultural and food processing activities, we are subject to numerous environmental laws and regulations. These laws and regulations govern the treatment, handling, storage and disposal of materials and waste and the remediation of contaminated properties.

     We seek to comply at all times with all such laws and regulations and to obtain any necessary permits and licenses, and we are not aware of any instances of material non-compliance. We believe our facilities and practices are sufficient to maintain compliance with applicable governmental laws, regulations, permits and licenses. Nevertheless, there is no guarantee that we will be able to comply with any future laws and regulations or requirements for necessary permits and licenses. Our failure to comply with applicable laws and regulations or obtain any necessary permits and licenses could subject us to civil remedies including fines, injunctions, recalls or seizures as well as potential criminal sanctions.

Employees

     As of October 31, 2002, we had approximately 589 employees, of whom approximately 230 were located in the United States and 359 of whom were located in Mexico. None of Calavo’s United States employees are covered by a collective bargaining agreement. Approximately 120 of Calavo’s Mexican employees are represented by a union. No significant work stoppages have occurred since commencing operations in Mexico.

     The following is a summary of the number of “salaried” and “hourly” employees as of October 31, 2002.

Location	Salaried	Hourly

United States	99	131
Mexico	41	318

TOTAL	140	449

     Although agriculture is a seasonal industry, avocados have a wider window of production than most perishable commodities. Consequently, we employ hourly personnel more routinely throughout the year when compared to other agriculture-dependent companies.

Risks Related to Our Business

We are subject to increasing competition that may adversely affect our operating results.

     The market for avocados and processed avocado products is highly competitive and affects each of our businesses. Each of our businesses is subject to competitive pressures, including the following:

•	Our California avocado business is impacted by an increasing volume of foreign grown avocados being imported into the United States. Recently, there have been significant plantings of avocados in Mexico, Chile, New Zealand, the Dominican Republic, and other parts of the world, which have had, and will continue to have, the effect of increasing the volume of foreign grown avocados entering the United States market. Generally, an increase in foreign grown avocados in the United States market has the effect of lowering prices for California grown avocados and adversely impacting our results from operations.

•	Our California avocado business is subject to competition from other California avocado handlers. If we are unable to consistently pay California growers a competitive price for their avocados, these growers may choose to have their avocados marketed by alternate handlers.

•	Our international avocados and perishable food products business is impacted by competitors operating in Mexico. Generally, handlers of Mexican grown avocados operate facilities that are substantially smaller than our facility in Uruapan, Mexico. If we are unable to pack and market a sufficient volume of Mexican grown avocados, smaller handlers will have a lower per unit cost and be able to offer Mexican avocados at a more competitive price to our customers.

•	Our international avocados and perishable food products business is also subject to competition from other California avocado handlers that market Chilean grown avocados. If we are unable to consistently pay Chilean packers a competitive price for their avocados, these packers may choose to have their avocados marketed by alternate handlers.

•	Our processed products business is impacted by competitors operating exclusively in Mexico and in other areas of the world where lower product costs can be achieved. If we are unable to produce a sufficient volume of processed products at our existing facilities or successfully restructure our processed operations to take advantage of low product costs available in Mexico or elsewhere, our competitors may be able to offer processed products at a more competitive price to our customers.

•	Our frozen guacamole products are also subject to increasing competition from ultra high pressure treated guacamole being marketed by a Mexican competitor. If we are unable to introduce a similar offering of high pressure treated guacamole product, we may not be able to maintain our existing market share of guacamole products.

We are subject to the risks of doing business internationally.

     We conduct a substantial amount of business with growers and customers who are located outside the United States. We purchase avocados from foreign growers and packers, sell fresh avocados and processed avocado products to foreign customers, and operate a packinghouse and a processing plant in Mexico. For additional information about our international business operations, see the “Business” section included in this Annual Report.

     Our current international operations are subject to a number of inherent risks, including:

•	Local economic and political conditions, including disruptions in trading and capital markets;

•	Restrictive foreign governmental actions, such as restrictions on transfers of funds and trade protection measures, including export duties and quotas and customs duties and tariffs;

•	Changes in legal or regulatory requirements affecting foreign investment, loans, taxes, imports, and exports; and

•	Currency exchange rate fluctuations which, depending upon the nature of the changes, may make our domestic-sourced products more expensive compared to foreign grown products or may increase our cost of obtaining foreign-sourced products.

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

We are subject to rapidly changing United States Department of Agriculture (“USDA”) and Food and Drug Administration (“FDA”) regulations which govern the importation of foreign avocados into the United States and the processing of processed avocado products.

     The USDA has established, and continues to modify, regulations governing the importation of avocados into the United States. Our permits that allow us to import foreign-sourced avocados into the United States generally are contingent on our compliance with these regulations. Our results of operations may be adversely affected if we are unable to comply with existing and modified regulations and are unable to secure avocado import permits in the future.

     The FDA establishes, and continues to modify, regulations governing the production of processed avocado products. Our results of operations may be adversely affected if we are unable to comply with existing and modified regulations.

Our business could be adversely affected if we lost key members of our management.

     We are dependent on the efforts and performance of our current directors and officers. If we were to lose any key members of management, our business could be adversely affected. You should read the information under “Executive Officers” in this Annual Report for additional information about our management.

The acquisition of other businesses could pose risks to our profitability.

     We intend to review acquisition prospects that would complement our business. While we are not currently a party to any agreement with respect to any acquisitions, we may acquire other businesses in the future. Future acquisitions by us could result in accounting charges, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock. Acquisitions entail numerous risks, including the assimilation of the acquired operations, diversion of management’s attention to other business concerns, risks of entering markets in which we have limited prior experience, and the potential loss of key employees of acquired organizations. We may be unable to successfully integrate businesses or the personnel of any business that might be acquired in the future, and our failure to do so could have a material adverse effect on our business and on the market price of our common stock.

Our ability to competitively serve our customers is a function of reliable and low cost transportation. Disruption of the supply of these services and/or significant increases in the cost of these services could impact our operating results.

     We use multiple forms of transportation to bring our products to market. They include ocean, truck, and air-cargo.

     Disruption to the timely supply of these services or dramatic increases in the cost of these services for any reason including availability of fuel for such services, labor-disputes, or governmental restrictions limiting specific forms of transportation could have an adverse effect on our ability to serve our customers, and consumers and could have an adverse effect on our financial performance.

We have invested significant resources in optimally equipping our Uruapan, Mexico packinghouse facility. A recently filed lawsuit against the USDA may further restrict access or eliminate entirely the availability of Mexican grown avocados in the U.S. marketplace thereby impairing the value of our investment in our Uruapan packinghouse.

     During 2001 the California Avocado Commission and various other plaintiffs filed a lawsuit against the USDA alleging that the scientific basis used to expand the Mexican avocado import program was flawed. Further restrictions placed on importing Mexican grown avocados into the US marketplace originating from this, or any other lawsuit, would have the effect of significantly impacting the volume of avocados packed at our facility. Absent optimal packing volumes we may be unable to recover our fixed costs and be forced to close our facility. Closure of our Uruapan packinghouse may result in significant equipment impairment charges and additional charges associated with exiting these operations.

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

     Our Mexicali, Mexico processing plant was built in 1995 to our specifications. Our lease commitment for this facility extends through 2004. The annual capacity is sufficient to process our budgeted annual production needs.

     Our Uruapan, Mexico packinghouse, owned by the same landlord as our Mexicali facility, was also built to our specifications. We are committed to leasing the facility through 2008. This packinghouse enables us to handle in excess of 50 million pounds per year of Mexican grown avocados.

     Absent dramatic shifts in food processing and packaging technologies, we believe that our facilities are sufficient to meet projected needs for the foreseeable future without the need for significant additional capital expenditures. We continue to explore alternatives to our administrative and production facilities and, from time to time, evaluate opportunities to improve our facility configuration and the strategic location of our offices and buildings.

Item 3. Legal Proceedings

     From time to time, we become involved in legal proceedings that are related to our business operations. We are not currently a party to any legal proceedings that could have a material adverse effect upon our financial position or results of operations.

Item 4. Submission of Matters to Vote of Security Holders

     No matters were submitted to a vote of our shareholders during the quarter ended October 31, 2002.

Executive Officers

     The following table sets forth the name, age and position of individuals who hold positions as executive officers of our company. There are no family relationships between any director or executive officer and any other director or executive officer of our company. Executive officers are elected by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position

Lecil E. Cole	62	Chairman of the Board, Chief Executive Officer and President
Wolfgang P. Hombrecher	35	Vice President, Finance and Corporate Secretary
Robert J. Wedin	53	Vice President, Sales & Fresh Marketing
Alan C. Ahmer	54	Vice President, Sales, Food Service/Retail
Avi Crane	49	Vice President, International
Gerard J. Watts	44	Vice President, North America Operations

     Lecil E. Cole has been a member of our board of directors since February 1982 and has served as Chairman of the Board since 1988. Mr. Cole has also served as our Chief Executive Officer and President since February 1999. He served as an executive of Safeway Stores from 1964 to 1976 and as Chairman of Central Coast Federal Land Bank from 1986 to 1996. Mr. Cole has served as Chairman and President of Hawaiian Sweet, Inc. and Tropical Hawaiian Products, Inc. since 1996. Mr. Cole farms a total of 4,430 acres in California and Hawaii on which avocados, papayas, and cattle are produced and raised.

     Wolfgang P. Hombrecher has served as our Vice President and Corporate Secretary since December 2001. From 1989 to 2001, Mr. Hombrecher served in the assurance and advisory department with the firm of Deloitte & Touche LLP and most recently in the capacity of senior manager. Mr. Hombrecher is a Certified Public Accountant.

     Robert J. Wedin has served as our Vice President, Sales & Fresh Marketing since 1993. Mr. Wedin joined us in 1973 at our then Santa Barbara packinghouse. Beginning in 1990 Mr. Wedin served as a director of the California Avocado Commission for a period of ten years. Mr. Wedin currently is a board member of Producesupply.org and serves as a member of this organization’s executive committee.

     Alan C. Ahmer has served as our Vice President since 1989. Mr. Ahmer joined us in 1979 as a regional sales manager in our processed products business.

     Avi Crane has served as our Vice President since 1999. From 1993 to 1999, Mr. Crane was employed as a General Manager by a competitor, Chiquita Brands, Inc., and from 1985 to 1993, he was employed as a Vice President by the California Avocado Commission.

     Gerard J. Watts has served as our Vice President, North American Operations since 1992. Mr. Watts joined us in 1981 at our Processed Products Division. He was promoted to Packinghouse Manager in 1984 and assumed responsibility for the design and construction of all phases of our Temecula, California packinghouse. In 1990, he was promoted to Director of Fresh Operations managing our field and packing operations. In 1998, Mr Watts assumed responsibility for the design and construction of our state of the art packing facility in Uruapan, Mexico and implemented processes for supporting the procuring, packing and shipping of Mexican grown avocados to any global location. Mr. Watts has also served on the California Avocado Commission Industry Affairs Committee and as Member and Chairman of the California Avocado Inspection Board.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     On March 18, 2002, our common stock began trading on the OTC Bulletin Board under the symbol “CVGW.” On July 22, 2002, our common stock began trading on the Nasdaq National Market under the symbol “CVGW.”

     Prior to March 18, 2002, a public trading market did not exist for our common stock. The stock was not listed on a securities exchange, and shares were transferred only if federal and state securities registration exemptions were satisfied. From time to time, we distributed to our shareholders lists of shareholders who had indicated an interest in purchasing or selling shares of stock, and the purchasing and selling shareholders then privately negotiated the terms of such transactions.

     The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the OTC Bulletin Board and the Nasdaq National Market.

Fiscal 2002	High	Low

Second Quarter (from March 18, 2002)	$12.00	$6.00
Third Quarter	$8.60	$7.00
Fourth Quarter	$8.40	$6.85

     As of October 31, 2002, there were 1,615 stockholders of record of our common stock.

Dividend Policy

     On October 22, 2002, our Board of Directors approved the establishment of a new dividend policy. The new policy provides for annual dividend payments of 20 cents per share payable during the first quarter of each fiscal year. Pursuant to this new policy, the Board of Directors authorized an initial dividend payment of 20 cents per share on January 3, 2003 to our shareholders of record on November 15, 2002.

     During the year ended October 31, 2001, we paid dividends of approximately $4,973,000, or $0.50 per share, to our shareholders. For additional information pertaining to the Cooperative’s historical cash dividend payments, see “Selected Consolidated Financial Data” elsewhere in this Annual Report. On February 15, 2002, we paid a 5% stock dividend to shareholders of record on February 1, 2002.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

     The following summary consolidated financial data (other than pounds information) for each of the years in the five-year period ended October 31, 2002 are derived from the audited consolidated financial statements of Calavo Growers, Inc. and our predecessor, Calavo Growers of California. The selected financial data as of and for the years ended October 31, 2000, 1999, and 1998 have been restated to correct an error in the computation of income taxes relating to the member business of Calavo Growers of California. See Note 14 to our consolidated financial statements that are included elsewhere in this Annual Report for additional information about this restatement. Historical results are not necessarily indicative of results that may be expected in any future period. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto that are included elsewhere in this Annual Report.

	Fiscal Year Ended October 31,

	2002	2001		2000	1999		1998

				(Restated)	(Restated)		(Restated)
	(In thousands, except per share data)
Income Statement Data:
Net sales (1)	$242,671	$217,704		$220,712	$177,853		$148,522
Gross margin	25,823	18,808		19,554	14,302		16,256
Operating income (loss)	11,942	6,240		7,188	739		3,922
Tax provision (benefit)	5,727	2,744		2,430	229		1,195
Net income	6,915	3,838		4,476	244		1,184
Basic and diluted net income per share(2)	$0.60	$0.37		$0.43	$0.02		$0.12
Balance Sheet Data as of End of Period:
Working capital	18,833	9,799		12,559	8,824		11,052
Total assets	55,132	52,368		46,537	43,295		33,512
Short-term debt	3,222	16,241		9,486	9,148		475
Long-term debt, less current position	3,180	3,429		3,820	4,331		4,794
Shareholders’ equity	30,556	20,029		21,066	16,477		17,055
Cash Flows (Used in) Provided by:
Operations	8,135	1,161		2,958	(6,624	)(3)	1,464
Investing	(2,078)	(2,029)		(1,685)	(1,171)		(3,284	)(4)
Financing	(7,193)	1,433		(1,239)	6,920	(3)	167
Other Data:
Dividends per share(2)	$0.20	$0.50	(2)	$—	$0.12		$0.17
Net book value per share	$2.38	$2.01		$2.13	$1.67		$1.77
EBIT(5)	$12,998	$7,373		$7,690	$866		$2,681
Depreciation and amortization	1,957	1,988		1,748	1,750		1,456
EBITDA(6)	$14,955	$9,361		$9,438	$2,616		$4,137
Pounds of California avocados delivered	149,217	158,449		119,247	82,227		91,698
Pounds of international avocados sold	69,512	44,935		42,300	32,630		20,957
Pounds of processed avocados sold	14,248	14,788		14,962	9,815		11,644

(1)	As a result of the adoption of EITF 00-14 and EITF 00-25 on November 1, 2000 (codified by EITF 01-9), prior year balances have been reclassified to conform to current year presentation. EITF 00-14 and EITF 00-25 required certain costs related to performance based promotional allowance previously recorded as selling, general and administrative expenses to be reclassified and presented as a reduction of sales. The combined effect of EITF 00-14 and EITF 00-25 was a reduction of approximately $5.9 million, $4.2 million, and $3.6 million, in both net sales and selling, general and administrative expenses, for the previously reported years ended October 31, 2000, 1999 and 1998, respectively.

(2)	Dividends per share for fiscal 2001 represent the payment of our dividend to shareholders for the results of our fiscal 2000 operations. We did not declare a cash dividend in connection with our fiscal 2001 operating results. In December 2001, we declared a 5% stock dividend payable February 15, 2002 for all shareholders of record as of February 1, 2002. Basic and diluted earnings per share for all periods presented have been restated to reflect the 5% stock dividend. Dividends per share and net book value per share are computed based on the actual shares outstanding.

(3)	Cash flows used in operations for fiscal 1999 include the effect of higher accounts receivable balances as of October 31, 1999 when compared to October 31, 1998. The increase in accounts receivable during the year is a result principally of higher California and imported avocado sales. Cash flows from financing activities for fiscal 1999 relate principally to amounts borrowed under short-term borrowing agreements to finance our increased operating cash flow needs and fund our fiscal 1998 investing activities.

(4)	Cash flows used in investing activities for fiscal 1998 reflect amounts expended in purchasing our corporate headquarters building and capital expenditures made to complete construction of our Mexican packinghouse.

(5)	EBIT represents income before income taxes plus interest expense of approximately $0.3 million, $0.4 million, $0.8 million, $0.8 million and $0.4 million, respectively, for each of the five years in the period ended October 31, 2002.

(6)	EBITDA is a measure of liquidity used by Calavo and members of the financial community to assess the cash flow generating capabilities of our on-going operations and our ability to service debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risks related to our business” beginning on page 8 and elsewhere in this Annual Report.

Overview

     We are a leader in the distribution of avocados, processed avocado products, and other perishable food products throughout the United States and elsewhere in the world. Our history and expertise in handling California grown avocados has allowed us to develop a reputation of delivering quality products, at competitive prices, while providing a superior return to our growers. This reputation has enabled us to expand our product offering to include avocados sourced on an international basis, processed avocado products, and other perishable foods. These operations are reported by us in three business segments: California avocados, processed products, and international avocados and perishable food products. We report our financial results on a November 1 to October 31 fiscal year basis to coincide with the California avocado harvest season.

     Our California avocado business grades, sizes, and packs avocados grown in California for distribution and marketing to our customers. We operate two packinghouses in Southern California that handled approximately 37.2% of the California Hass avocado crop during the 2002 fiscal year based on statistics obtained from the California Avocado Commission. Our operating results and the returns we pay our growers are highly dependent on the volume of avocados delivered to our packinghouses as a majority of our costs are fixed. Our strategy calls for continued efforts in aggressively recruiting new growers, retaining existing growers and procuring a larger percentage of the California avocado crop to improve our results from operations.

     Our processed products business procures avocados, processes avocados into a wide variety of guacamole products, and distributes the processed product to our customers. We operate a processing plant in Mexico and a second facility in Southern California. Our customers include both food service industry and retail businesses. Our strategy calls for the development of new guacamole recipes and other processed avocado products that address the diverse taste of today’s consumers. We also seek to expand our relationships with major food service companies and develop alliances that will allow our products to reach a larger percentage of the marketplace.

     Our international and perishable food products business procures avocados grown in Mexico, Chile, and New Zealand, as well as papayas grown in Hawaii. We operate a packinghouse in Mexico that handled approximately 30.6% of the Mexican avocado crop bound for the United States market during the 2001-2002 Mexican harvest season based on internal estimates. Additionally, during the 2001-2002 Chilean avocado harvest season, we handled approximately 22.2% of the Chilean avocado crop based on internal estimates. Our strategy is to procure and sell the internationally grown avocados to complement our distribution efforts in support of California grown avocados. We believe that the introduction of these avocados, although competitive at times with California grown avocados, provides a level of supply stability that may in the long term solidify the demand for avocados among consumers in the United States and elsewhere in the world. Our efforts in distributing papayas grown in Hawaii complement our offerings of avocados. From time to time, we continue to explore distribution of other crops that provide reasonable returns to the business.

     Our California avocado and international and perishable food product businesses are highly cyclical and characterized by rapid crop volume and price changes. Furthermore, the operating results of all of our businesses, including our processed product business, have been, and will continue to be, affected by substantial quarterly and annual fluctuations and market downturns due to a number of factors, such as pests and disease, weather patterns, changes in demand by consumers, the timing of the receipt, reduction, or cancellation of significant customer orders, the gain or loss of significant customers, market acceptance of our products and our customers’ products, our ability to develop, introduce, and market new products on a timely basis, availability and cost of avocados and supplies from growers and vendors, new product introductions by our competitors, change in the mix of avocados and processed products we sell, and general economic conditions. However, we believe that we are currently positioned to address these risks and deliver favorable operating results for the foreseeable future.

     On October 9, 2001, we completed a series of transactions whereby common and preferred shareholders of Calavo Growers of California, an agricultural marketing cooperative association, exchanged all of their outstanding shares for shares of our common stock. Concurrently with this transaction, the Cooperative was merged into us with Calavo emerging as the surviving entity. These transactions had the effect of converting the legal structure of the business from a non-profit cooperative to a for-profit corporation. The merger and the conversion were approved on an overwhelming basis by both the Cooperative’s shareholders and our board of directors. Prior to the merger, the Cooperative reported results of operations as constituting either member (the packing and distribution of avocados procured from either members or associate members) or non-member business (non-member business included both the processed product business and the sourcing and distribution of all crops that were not procured from the Cooperative’s members). We have realigned our businesses to combine within our California avocado segment the results of operations of both the California avocados grown previously by members and those that were procured from non-members. We believe that this presentation provides an enhanced view of the results of our California operations and a better framework to evaluate the results of our various operations.

Recent Developments

     In January 2002, members of the Board of Directors elected to exercise options to purchase 1,005,000 shares of common stock pursuant to our directors’ stock option plan. Some of our directors chose to pay the exercise price of $5.00 per share by executing full-recourse promissory notes and/or delivering cash consideration. The exercise of these stock options and the eventual repayment of these notes will have the effect of increasing our total assets and shareholders’ equity by approximately $5.0 million.

     On February 15, 2002, we paid a 5% stock dividend to all shareholders of record as of February 1, 2002. Basic and diluted earnings per share for all periods presented have been restated to reflect the stock dividend.

     On March 18, 2002, our shareholders approved an employee stock plan whereby employees were granted the opportunity to purchase our common stock. On March 28, 2002, we awarded selected employees the opportunity to purchase approximately 473,000 shares of common stock at $7.00 per share, the closing price of our common stock on the date prior to the grant. The plan also provides for us to advance some, or all, of the purchase price of the purchased stock to the employee upon the execution of a full-recourse promissory note at prevailing interest rates. Through the expiration date of the awards, 84 employees had elected to purchase approximately 279,000 shares of our common stock.

     On July 19, 2002, the Nasdaq National Market approved our application for listing our common stock. Our shares began trading on the Nasdaq National Market on July 22, 2002 under the symbol CVGW.

     On August 30, 2002, we completed a rights offering to sell 1,000,000 shares of common stock at a price of $5.00 per share to shareholders of record on July 29, 2002. Proceeds from the rights offering to shareholders generated $5,000,000 in cash, less offering costs of approximately $290,000.

     On October 22, 2002, our Board of Directors approved the establishment of a new dividend policy. The new policy provides for annual dividend payments of 20 cents per share payable during the first quarter of each fiscal year. Pursuant to this new policy, the Board of Directors authorized an initial dividend payment of 20 cents per share on January 3, 2003 to our shareholders of record on November 15, 2002.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we re-evaluate all of our estimates, including those related to the areas of customer and grower receivables, inventories, useful lives of property, plant and equipment, trade promotions, income taxes, retirement benefits, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods.

Management has discussed the development and selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Annual Report.

     We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Grower Advances. We advance funds to third-party growers primarily in California and Mexico for various farming needs. These advances are generally secured with a crop lien or other collateral owned by the grower. We continuously evaluate the ability of these growers to repay advances and the fair value of the collateral in order to evaluate the possible need to record an allowance.

     Trade Promotions. Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade promotion costs include amounts paid to encourage retailers and food-service companies to purchase our products. Accruals for trade promotions are recorded primarily at the time of sale of product to the customer based on expected levels of performance. Settlement of the liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to us. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time.

Results of Operations

     The following table sets forth certain items from our consolidated statements of income, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,

	2002	2001	2000

Net Sales	100.0%	100.0%	100.0%
Gross margins	10.6%	8.6%	8.9%
Selling, general and administrative	5.7%	5.8%	5.6%
Operating income	4.9%	2.9%	3.3%
Other expense (income), net	(0.3)%	(0.2)%	0.1%
Net income	2.8%	1.8%	2.0%

Net Sales

     Despite the adverse consequences the general economic downturn has and continues to have on consumer spending in the United States, we believe that the fundamentals for our products continue to be favorable. Government census studies continue to indicate a shift in the demographics of the U.S. population in which larger portions of the population descend from a Hispanic origin. Avocados are considered a staple item purchased by Hispanic consumers and their acceptance as part of American cuisine continues to spur demand for our products. We anticipate avocado products will further penetrate the United States market place driven by growth in the Hispanic community and general acceptance in American cuisine. As the largest marketer of avocado products in the United States we believe that we are well positioned to leverage this trend and to grow all segments of our business.

     We recognize sales of perishable products when the product is shipped, title and risk passes, and the market price is known. Service revenue, including freight, ripening, and palletization charges, are recorded when services are performed and/or the product is shipped. We generally recognize sales from processed product sales directly to our customers upon shipment and transfer of title and risk. We provide for sales returns and other allowances at the time of shipment based on our experience. The following table summarizes our net sales by business segment:

	2002	Change	2001	Change	2000

	(Dollars in thousands)
Net sales:
California avocados	$165,077	10.7%	$149,158	(0.6)%	$150,016
International avocados and perishable food products	59,083	25.6%	47,048	(1.5)%	47,767
Processed products	29,960	(0.5)%	30,107	(3.2)%	31,104
Eliminations	(11,449)		(8,609)		(8,175)

Total net sales	$242,671	11.5%	$217,704	(1.4)%	$220,712

As a percentage of net sales:
California avocados	68.0%		68.1%		68.0%
International avocados and perishable food products	22.2%		19.9%		19.8%
Processed products	9.8%		12.0%		12.2%

	100.0%		100.0%		100.0%

     Net sales for the year ended October 31, 2002 when compared to 2001 grew by approximately $25.0 million or 11.5%, principally as a result of growth experienced by our California avocados and International avocados and perishable food products businesses and offset by a decrease in our processed products business. In particular, growth in our net sales reflects an increasing percentage of our business being generated by our International avocados and perishable food product business. We anticipate the continuation of growth in this segment for fiscal 2003 with flat or slightly increasing sales in our processed products business. We also anticipate continued growth in net sales generated from value-added bagging and ripening services, as well as the need to promote our products with additional sales incentives. The following tables set forth sales by product category, freight and other charges and sales incentives, by segment (dollars in thousands):

	Year ended October 31, 2002				Year ended October 31, 2001

		International				International
		Avocados and				Avocados and
		Perishable				Perishable
	California	Food	Processed		California	Food	Processed
	Avocados	Products	Products	Total	Avocados	Products	Products	Total

Third-party sales:
California avocados	$153,878	$—	$—	$153,878	$137,166	$—	$—	$137,166
Imported avocados	—	43,715	—	43,715	—	34,566	—	34,566
Papayas	—	2,658	—	2,658	—	3,378	—	3,378
Miscellaneous	—	42	—	42	—	41	—	41
Processed — food service	—	—	24,964	24,964	—	—	25,912	25,912
Processed — retail and club	—	—	5,141	5,141	—	—	5,625	5,625

Total fruit and product sales to third-parties	153,878	46,415	30,105	230,398	137,166	37,985	31,537	206,688
Freight and other charges	11,381	7,540	217	19,138	11,304	5,256	59	16,619

Total fruit and product sales to third-parties	165,259	53,955	30,322	249,536	148,470	43,241	31,596	223,307
Less sales incentives	(182)	(150)	(6,533)	(6,865)	(276)	(14)	(5,313)	(5,603)

Total net sales to third-parties	165,077	53,805	23,789	242,671	148,194	43,227	26,283	217,704
Intercompany sales	—	5,278	6,171	11,449	964	3,821	3,824	8,609

Net sales	$165,077	$59,083	$29,960	254,120	$149,158	$47,048	$30,107	226,313

Intercompany sales eliminations				(11,449)				(8,609)

Consolidated net sales				$242,671				$217,704

	Year ended October 31, 2001				Year ended October 31, 2000

		International				International
		Avocados and				Avocados and
		Perishable				Perishable
	California	Food	Processed		California	Food	Processed
	Avocados	Products	Products	Total	Avocados	Products	Products	Total

Third-party sales:
California avocados	$137,166	$—	$—	$137,166	$142,774	$—	$—	$142,774
Imported avocados	—	34,566	—	34,566	—	38,361	—	38,361
Papayas	—	3,378	—	3,378	—	2,061	—	2,061
Miscellaneous	—	41	—	41	—	—	—	—
Processed — food service	—	—	25,912	25,912	—	—	27,225	27,225
Processed — retail and club	—	—	5,625	5,625	—	—	5,518	5,518

Total fruit and product sales to third-parties	137,166	37,985	31,537	206,688	142,774	40,422	32,743	215,939
Freight and other charges	11,304	5,256	59	16,619	7,438	3,332	—	10,770

Total fruit and product sales to third-parties	148,470	43,241	31,596	223,307	150,212	43,754	32,743	226,709
Less sales incentives	(276)	(14)	(5,313)	(5,603)	(209)	(8)	(5,780)	(5,997)

Total net sales to third-parties	148,194	43,227	26,283	217,704	150,003	43,746	26,963	220,712
Intercompany sales	964	3,821	3,824	8,609	13	4,021	4,141	8,175

Net sales	$149,158	$47,048	$30,107	226,313	$150,016	$47,767	$31,104	228,887

Intercompany sales eliminations				(8,609)				(8,175)

Consolidated net sales				$217,704				$220,712

     Net sales by segment include intercompany sales of avocados from our Uruapan packinghouse to our Mexicali processing plant, as well as value-added services billed by our Mexicali processing plan to our Santa Paula processing plant in processing fresh avocados in avocado pulp. All intercompany sales are eliminated in our consolidated results of operations.

California Avocados

     Net sales delivered by the business increased by approximately $15.9, or 10.7%, from fiscal 2001 to 2002. The increase in fiscal 2002 sales reflects a significant improvement in the average selling prices of avocados when compared to fiscal 2001, partially offset by a decrease in avocados delivered by our growers of 5.8% or 9.2 million pounds. The decrease in delivered pounds is consistent with the expected decrease in the overall harvest of the California avocado crop for the 2001/2002 season. Despite this decrease in volume, we have continued to build on our leadership role in packing and marketing California grown avocados and have increased our market share of first grade Hass variety avocados by approximately 1.5% to 37.2% in fiscal 2002 when compared to a 35.7% market share achieved in fiscal 2001.

     Average selling prices on a per carton basis for first grade Hass variety avocados for fiscal 2002 were $3.88 higher when compared to fiscal 2001. We attribute some of the increase in these average selling prices to increasing demand for California grown avocados in the U.S. marketplace and a slightly reduced volume of avocados. We believe that our investments in focused marketing activities combined with promotional programs established by the California Avocado Commission have generally had a positive effect on average sales prices. Our strategy is to continue to develop marketing opportunities that favorably position avocados packed by Calavo with our customers by emphasizing existing value-added services such as fruit bagging and ripening. We believe that these and other value added strategies are critical elements in sustaining competitive average selling prices achieved during fiscal 2002.

     Net sales delivered by the business decreased by approximately $0.9 million, or 0.6%, from fiscal 2000 to 2001. The modest decrease in sales reflects lower per pound prices offset by an increase in volume. During fiscal 2001, our growers delivered 39.2 million additional pounds of avocados when compared to fiscal 2000, representing a volume increase of 32.9%. Although the quality of the avocados sold remained comparable to those delivered during fiscal 2000, the average size of the avocados delivered was one size smaller. The significant increase in the volume of California grown avocados handled by the industry, coupled with increasing deliveries of Mexican and Chilean grown avocados, resulted in pricing pressures that caused average selling prices to fall proportionately with the volume increase. Furthermore, effective November 1, 2001, the United States Department of Agriculture approved the distribution of Mexican grown avocados into 12 new states which, in the short-term resulted in continued pressure on average selling prices.

     In October 2002, the USDA announced the creation of a National Avocado Board to promote the sale of Hass variety avocados in the U.S. marketplace. The California Avocado Commission, which receives its funding from the sale of California grown avocados, has historically shouldered the promotional and advertising costs supporting avocado sales. The new National Avocado Board now provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace including imported and California grown fruit. We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long-term, positively impact average selling prices and will favorably impact our California Avocado business.

International and Perishable Food Products

     For fiscal 2002 and 2001, net sales include approximately $5.3 million and $3.8 million of intercompany sales between our Uruapan packinghouse and our Mexicali processing plant, which are eliminated in our consolidated financial results. For fiscal 2002, when compared to fiscal 2001, net sales to third-party customers increased by approximately $10.6 million, or 24.5%, from $43.2 million to $53.8 million.

     The increased sales to third-parties by our International and Perishable Foods Products business are primarily driven by a greater volume of Chilean and Mexican grown avocados in the U.S. marketplace. The volume of fruit handled increased by 2.4 million pounds of Chilean grown avocados, or 10.2%, and 22.6 million pounds of Mexican grown avocados, or 113.6%, for fiscal 2002 when compared to fiscal 2001.

     Our California based competitors and we have historically handled marketing of Chilean grown avocados in the U.S. marketplace. During 2002, many of the Chilean packers realigned the distribution of their avocados amongst California based avocado handlers. The effect of this realignment has resulted in uncertainties in the marketplace despite an overall increase in the Chilean avocado crop. We believe that this uncertainty has resulted in adverse average selling prices for Chilean grown avocados. Furthermore, the recent labor disputes, which have affected the U.S. west-coast port operations in October of 2002, have limited the volume of Chilean avocado sales during this time frame. We believe that in the long-run the realignment of receivers of Chilean avocados and the labor disputes affecting west-coast port operations will not adversely impact our net sales of Chilean grown avocados. However, there can be no assurances that the realignment of receivers of Chilean avocados or the labor disputes affecting west-coast port operations will not detrimentally affect our operations.

     During fiscal 2002, we sourced a significantly greater volume of Mexican grown avocados from our Uruapan, Mexico packinghouse. Net sales during 2002 derived from shipments to the U.S. marketplace increased by approximately $7.1 million, or 103.4%, as compared to fiscal 2001. In addition, net sales resulting from the sale of Mexican grown avocados were also favorably impacted by increased demand from Japanese customers. During fiscal 2002, shipments to Japan increased by approximately $0.4 million, or 9.8%, when compared to fiscal 2001. We believe that sales from Mexican grown avocados will continue a growing trend. We intend to leverage our position as the largest packer of Mexican grown avocados for export markets to improve the overall performance of this business.

     For fiscal 2001 and 2000, net sales include approximately $3.8 million and $4.0 million of intercompany sales between our Uruapan packinghouse and our Mexicali processing plant, which are eliminated in our consolidated financial results. For fiscal 2001, when compared to fiscal 2000, net sales to third-party customers decreased by approximately $0.5 million, or 1.2%, from $43.7 million to $43.2 million. Although net sales remained essentially flat, the volume of avocados sold increased by 2.6 million pounds, or 6.2%. In particular, the volume of Chilean grown avocados imported into the United States increased by 5.9 million pounds offset by a slightly lower volume of pounds imported from Mexico and New Zealand. The increased volume of avocados arriving from Chile caused pricing pressures that resulted in decreases in average selling prices.

Processed Products

     Net sales for fiscal 2002 include approximately $6.2 million of intercompany sales between our Mexicali and Santa Paula processing plants, which are eliminated in our consolidated financial results. Net sales to third-party customers decreased by approximately $2.5 million, or 9.5% from $26.3 million for fiscal 2002 to $23.8 million for fiscal 2001. The decrease in fiscal 2002 net sales to third-party customers is attributable to a decrease in 0.5 million pounds of product sold, or 3.7%, and an increase in sales incentives and promotional activities paid of $1.2 million or 23.0%. We continue to experience decreases in net sales to retail customers with a larger percentage of our net sale originating from our food service customers. We believe that the decrease in net sales to retail customers is attributable to the introduction by our competitors of new products that have not been frozen.

     Our strategy to reverse the decrease in net sales generated by our processed business includes the introduction of new products. During fiscal 2002, we purchased and commissioned new ultra high pressure treatment equipment designed to manufacture processed avocado products that are not frozen. In the fourth quarter of fiscal 2002, we successfully produced samples of this new product group and recorded our first sale during the first fiscal quarter of 2003. We believe that the introduction of these fresh guacamole products will, in the long-term, successfully address a growing market segment and reverse the recent decline in our sales. However, there can be no assurances that we will be successful in continuing to develop competitive products and penetrating a marketplace that is currently dominated by an established competitor.

     For fiscal 2001 and 2000, net sales include approximately $3.8 million and $4.1 million of intercompany sales between our Mexicali and Santa Paula processing plants, which are eliminated in our consolidated financial results. The decrease in net sales reflects a decrease in the volume of processed avocado product sold of 0.2 million pounds, or 1.2%, offset by a decrease in promotional costs of $0.5 million or 8.1%. Increases in net sales to retail and club stores only partially offset a decrease in net sales to our food service customers.

Gross Margins

     The following table summarizes our gross margins and gross profit percentages by business segment:

	2002	Change	2001	Change	2000

	(Dollars in thousands)
Gross Margins:
California avocados	$17,281	44.9%	$11,926	65.0%	$7,230
International avocados and perishable food products	3,711	404.2%	736	(74.6)%	2,895
Processed products	4,831	(21.4)%	6,146	(34.8)%	9,429

Total gross margins	$25,823	37.3%	$18,808	(3.8)%	$19,554

Gross profit percentages:
California avocados	10.5%		8.0%		4.8%
International avocados and perishable food products	6.9%		1.7%		6.6%
Processed products	20.3%		23.4%		35.0%
Consolidated	10.6%		8.6%		8.9%

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Gross margins increased by approximately $7.0 million, or 37.3%, from fiscal 2001 to 2002, principally as a result of increases in the gross profit percentages realized by our California avocado and international avocado and perishable food products segments, which were partially offset by decreased gross profit percentages achieved by our processed products segment. Gross margins decreased by approximately $0.7 million, or 3.8%, from fiscal 2000 to 2001, principally as a result of lower gross profit percentages achieved by our processed products and international avocados and perishable food products segments, which were offset by an increase in gross profit percentages realized by our California avocado segment.

     Gross margins and gross profit percentages for our California avocado business are largely dependent on production yields achieved at our packinghouses, current market prices of avocados, and the volume of avocados packed. During fiscal 2002, our growers received an average return of $0.86 per pound, as compared to $0.73 per pound in fiscal 2001, whereas the volume of avocados delivered by our growers decreased by approximately 9.2 million pounds. During fiscal 2001, our growers received an average return of $0.73 per pound as compared to $1.06 per pound in fiscal 2000, whereas the volume of avocados sold increased by approximately 39.2 million pounds. During fiscal 2002, freight and handling costs decreased by approximately $0.2 million, from $3.0 million in fiscal 2001 to $2.8 million during fiscal 2002. Freight and handling costs increased by approximately $1.2 million, from $1.8 million for fiscal 2000 to $3.0 million for fiscal 2001 primarily as a result of a higher volume of avocado deliveries to our customers. During both fiscal 2002 and 2001, we continued to review our packinghouse processes resulting in greater packing efficiencies and more favorable production yields.

     Gross margins and gross profit percentages for our processed product business are largely dependent on the pricing of our final product and the cost of avocados used in preparing guacamole. The cost of avocados used in the preparation of our processed products decreased by 36.9% from fiscal 2001 to 2002, principally due to lower prices for avocados having the necessary quality for preparing processed products. The cost of avocados used in the preparation of our processed products increased by 40.4% from fiscal 2000 to 2001, principally due to a lower volume of Mexican avocados available for processing. The lower volume of Mexican avocados available for processing caused us to purchase higher-priced avocados grown in California to meet the segment’s volume sales requirements.

     The gross margin and gross profit percentage for our international avocado and perishable food products business are dependent on the volume of fruit we handle and the competitiveness of the returns that we provide to third party domestic packers. For example, the gross margins we earn on avocados procured from Chile and New Zealand, as well as papayas grown in Hawaii, are generally based on a commission agreed to with each packer that is subject to incentive provisions. These provisions provide for us to deliver returns to these domestic packers that are competitive with those delivered by other handlers. Accordingly, the gross margin results for this business are a function of the volume handled and the competitiveness of the sales prices that we realize as compared to others. For fiscal 2002, we generated gross margins of $1.4 million from the sale of fresh produce products that were domestically packed by third parties, whereas gross margins for fiscal 2001 were only $1.2 million. The gross margins of $1.2 million for fiscal 2001 were down $0.4 million from fiscal 2000 principally as a result of unfavorable returns. Our business with Mexican growers differs in that we operate a packinghouse in Mexico and purchase avocados directly from the field. Consequently, the gross margin and gross profit percentages generated by our Mexican operations are significantly impacted by the volume of avocados handled by our packinghouse. During fiscal 2002, our gross margins generated from the sale of Mexican avocados improved from a negative margin of approximately $0.7 million in fiscal 2001 to a positive margin of $1.8 million in fiscal 2002 principally as a result of increases in the pounds packed at our facility. During fiscal 2001, our gross margins decreased from approximately $1.1 million in fiscal 2000 to a negative margin of approximately $0.7 million in fiscal 2001 attributable to a decrease in pounds packed at our facility.

Selling, General and Administrative

	2002	Change	2001	Change	2000

	(Dollars in thousands)
Selling, general and administrative	$13,881	10.4%	$12,568	1.6%	$12,366
Percentage of net sales	5.7%		5.8%		5.6%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses, and other general and administrative costs. Selling, general and administrative expenses increased by approximately $1.3 million from fiscal 2001 to 2002. The increase is attributable principally to $0.6 million of additional administrative expenses, $0.6 million in incentives paid to employees, and miscellaneous other net increases of $0.1 million.

Selling, general and administrative expenses increased by $0.2 million from fiscal 2000 to fiscal 2001. The increase is attributable to a $0.3 million increase in corporate expenses related to the process of converting to a for-profit corporation and offset by other net decreases of $0.1 million.

Other Expense (Income), Net

	2002	Change	2001	Change	2000

	(Dollars in thousands)
Other expense (income), net	$(700)	104.7%	$(342)	NM	$282
Percentage of net sales	(0.3)%		(0.2)%		0.1%

(NM is Not Meaningful)

Other expense (income), net includes interest income and expense generated in connection with our financing and operating activities, as well as certain other transactions that are outside of the course of normal operations. During fiscal 2002, other expense (income) includes interest accrued on notes receivable from directors and officers of approximately $0.2 million. During fiscal 2001, we recovered insurance proceeds related to the settlement of a claim for damages sustained at our Santa Paula processing plant, which resulted in a gain of approximately $0.5 million.

Provision (Benefit) for Income Taxes

	2002	Change	2001	Change	2000

	(Dollars in thousands)
Provision (benefit) for income taxes	$5,727	108.7%	$2,744	12.9%	$2,430
Percentage of income before provision (benefit) for income taxes	45.3%		41.7%		35.2%

The effective income tax rate for fiscal 2002 is higher than the federal statutory rate principally due to state taxes, foreign taxes and the non-deductibility of transaction costs related to our conversion from a cooperative to a for-profit corporation. We anticipate that our effective tax rate for fiscal 2003 will be slightly higher than 41.0%.

Prior to the merger, the Cooperative was subject to income taxes for all business activities other than the marketing and distribution of member products. This exemption from taxation for the member business was contingent on the distribution of all available proceeds to the Cooperative’s members. Our results for fiscal 2000 were restated in 2001 to correct an error in computing the income tax provision related to the Cooperative’s member business. The effective income tax rate for fiscal 2001 is higher than the federal statutory rate principally due to state taxes and nondeductible fines, penalties, and transaction costs relating to the conversion. For additional details pertaining to the components of our income tax provision and the restatement, please refer to Notes 12 and 14 to our consolidated financial statements included in this Annual Report.

Quarterly Results of Operations

     The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2002. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with our audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results.

	Three months ended

	Oct. 31,	July 31,	Apr. 30,	Jan. 31,	Oct. 31,	July 31,	Apr. 30,	Jan. 31,
	2002	2002	2002	2002	2001	2001	2001	2001

	(in thousands, except per share amounts)
Statement of Operations Data
Net sales	$64,384	$76,420	$56,144	$45,723	$66,037	$60,356	$52,278	$39,033
Cost of sales	58,202	67,498	49,006	42,142	61,655	54,062	47,105	36,074

Gross margin	6,182	8,922	7,138	3,581	4,382	6,294	5,173	2,959
Selling, general and administrative	4,278	3,325	3,254	3,024	3,461	2,987	3,298	2,822

Operating income	1,904	5,597	3,884	557	921	3,307	1,875	137
Other expense (income), net	(363)	(184)	(145)	(8)	(121)	(30)	(239)	48

Income before provision (benefit) for income taxes	2,267	5,781	4,029	565	1,042	3,337	2,114	89
Provision (benefit) for income taxes	1,059	2,657	1,758	253	434	1,519	764	27

Net income	$1,208	$3,124	$2,271	$312	$608	$1,818	$1,350	$62

Net income per share:
Basic	$0.10	$0.26	$0.20	$0.03	$0.06	$0.17	$0.13	$0.01
Diluted	$0.10	$0.26	$0.19	$0.03	$0.06	$0.17	$0.13	$0.01
Number of shares used in per share computation:
Basic	12,307	11,836	11,637	10,466	10,464	10,461	10,457	10,416
Diluted	12,377	11,906	11,670	10,466	10,464	10,461	10,457	10,416

     The quarterly results for fiscal 2001 reflect a revision of previously reported amounts. This revision was made to correct misreporting of certain expenses among quarters within fiscal 2001, primarily occurring prior to our conversion from a non-profit agricultural cooperative to a for-profit public company. In addition, reclassifications have been made to the 2001 financial data to classify certain costs and expenses consistent with the 2002 presentation. Net sales, gross margin, selling, general and administrative expenses, net income and net income per share as previously reported for each of the quarters in the fiscal year ended October 31, 2001 were as follows (in thousands except per share amounts):

	Oct. 31,	July 31,	Apr. 30,	Jan. 31,
	2001	2001	2001	2001

Net sales:
Revised	$66,037	$60,356	$52,278	$39,033

As previously reported	$65,628	$60,342	$52,685	$39,029

Gross Margin:
Revised	$4,382	$6,294	$5,173	$2,959

As previously reported	$6,972	$6,724	$4,413	$2,902

Selling, general and administrative:
Revised	$3,461	$2,987	$3,298	$2,822

As previously reported	$5,929	$3,063	$3,062	$2,807

Net income:
Revised	$608	$1,818	$1,350	$62

As previously reported	$690	$2,173	$938	$37

Net income per share basic and diluted:
Revised	$0.06	$0.17	$0.13	$0.01
As previously reported	$0.09	$0.21	$0.09	$—

Liquidity and Capital Resources

     Operating activities for fiscal 2002, 2001 and 2000 provided cash flows of $8.1 million, $1.2 million, and $3.0 million. Fiscal 2002 operating cash flows reflect our net income of $6.9 million, net noncash charges (depreciation and amortization, provision for losses on accounts receivable and a loss on the disposal of equipment) of $2.0 million and a net increase in the non-cash components of our working capital of approximately $0.8 million.

     The fiscal 2002 working capital increases include an increase in inventories of $3.4 million, principally due to a build-up of processed inventories using favorable priced avocado pulp, an increase in prepaid expenses and other assets of $2.0 million, principally due to advances and a deposit on the purchase of equipment, an increase in deferred income taxes of $0.6 million, a decrease in amounts payable to growers of $0.5 million, other miscellaneous net increases of $0.2 million, and offset by an increase in accounts payable and accrued expenses of $3.3 million, a decrease in account receivable of $1.9 million principally and a decrease in loans to growers of $0.7 million.

     Cash used in investing activities was $2.1 million, $2.0 million, and $1.7 million for fiscal years 2002, 2001, and 2000. Fiscal 2002 cash flows used in investing activities include capital expenditures of $2.0 million and purchases of investments of $0.1 million, principally acquired to be used in the sinking fund to retire our long-term debt.

     Cash flows from financing activities were $1.4 million for fiscal 2001 compared to cash used by financing activities of $7.2 million and $1.2 million for fiscal years 2002 and 2000. Cash flows from financing activities used during fiscal 2002 include repayments of borrowings of $13.3 million and $6.1 million of proceeds from issuance of common stock and repayments of notes from shareholders.

     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of October 31, 2002 and 2001, totaled $0.9 million and $2.1 million. Our working capital at October 31, 2002 was $18.8 million compared to $9.8 million at October 31, 2001. The overall working capital increase reflects our repayment of short-term borrowings and the build-up of inventories in our processed products business.

     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. Our largest line of credit which has a borrowing capacity of $23,500,000 was renewed on February 27, 2002 for a two year period. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. In order to finance such growth we may seek to obtain additional borrowings or issue shares of our common stock

     As of October 31, 2002, we have entered into a commitment to purchase a new piece of equipment for our processed products segment for a total of $2.0 million.

     The following table summarizes contractual obligations pursuant to which we are required to make cash payments. The information is presented as of our fiscal year ended October 31, 2002:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term obligations	$3,402	$222	$3,142	$21	$17
Operating lease commitments	3,912	1,070	1,447	1,121	274

Total contractual cash obligations	$7,314	$1,292	$4,589	$1,142	$291

Impact of Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS 143 applies to all entities and amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We believe that SFAS 143 will not have a material effect on our consolidated financial statements.

     In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). While SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of that Statement. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We believe that adoption of SFAS 144 in fiscal 2003 will not have a material effect on our consolidated financial statements.

     In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS 4”) and amends other existing authoritative pronouncements. As a result of SFAS 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). Applying the provisions of APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. We are currently analyzing SFAS 145; however based on management’s current understanding and interpretation, SFAS 145 is not expected to have a material impact on our financial position or results of operations.

     In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”. SFAS 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We believe that adoption of SFAS 146 will not have a material effect on our consolidated financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002. We have not determined whether we will adopt the fair value based method of accounting for stock-based employee compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments include cash and cash equivalents, accounts receivable, short and long-term loans to growers, notes receivable from shareholders, United States government bonds with a maturity date of August 15, 2005, accounts payable, current borrowings pursuant to our credit facilities with financial institutions and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2002.

(All amounts in thousands)	Expected maturity date October 31,

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Assets
Cash and cash equivalents (1)	$921	$—	$—	$—	$—	$—	$921	$921
Accounts receivable (1)	17,907	—	—	—	—	—	17,907	17,907
Short-term loans to growers (1)	467	—	—	—	—	—	467	467
Loans to growers (2)	318	—	797	—	386	—	1,501	1,436
Notes receivable from shareholders (3)	326	323	266	266	4,539	—	5,720	5,720
United States government bonds (4)	—	—	1,979	—	—	—	1,979	2,150
Liabilities
Accounts payable (1)	$1,708	$—	$—	$—	$—	$—	$1,708	$1,708
Current borrowings pursuant to credit facilities(1)	3,000	—	—	—	—	—	3,000	3,000
Industrial development and revenue bond(1)	—	—	2,800	—	—	—	2,800	2,800
Fixed-rate long-term obligations (5)	222	254	88	13	8	17	602	613

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, short-term advances to growers, accounts payable, current borrowings pursuant to credit facilities and industrial development and revenue bond approximate their fair value due to the short maturity of these financial instruments.

(2)	Loans to growers bear fixed interest rates ranging from 0.0% to 10.0% with a weighted-average interest rate of 8.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 9.8%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $40,000.

(3)	Notes receivable from shareholders bear interest at 7.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 7.0%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $259,000.

(4)	Our investments in United States government bonds are being held in an irrevocable trust which has been designated to be used only to satisfy the scheduled payments of interest and principal related to our industrial development and revenue bonds. As these securities are intended to be held to maturity their carrying value in our financial statements is $1,979,000 reflecting their amortized cost. However, the quoted fair value of these securities as of October 31, 2002 approximates $2,150,000. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $62,000. We did not purchase any additional government bonds during fiscal 2002.

(5)	Fixed rate long-term obligations bear interest rates ranging from 3.3% to 9.9% with a weighted-average interest rate of 4.9%. We believe that loans with a similar risk profile would currently yield a return of 4.1%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $13,000. We retired long-term fixed-rate obligations with a principal amount of $184,000 during fiscal 2002.

     We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Consequently, we do not use any hedging or forward contracts to offset market volatility.

     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Consequently, the spot rate for the Mexican peso has a moderate impact on our operating results. However, we do not believe that this impact is sufficient to warrant the use of derivative instruments to hedge the fluctuation in the Mexican peso. Total foreign currency gains and losses for each of the three years ended October 31, 2002 do not exceed $0.1 million.

Item 8. Financial Statements and Supplementary Data

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except per share amounts)

	October 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$921	$2,057
Accounts receivable, net of allowance for doubtful accounts of $25 (2002) and $9 (2001)	17,907	19,797
Inventories, net	12,461	9,075
Prepaid expenses and other current assets	3,945	3,209
Loans to growers	467	1,119
Advances to suppliers	2,535	2,372
Income taxes receivable	225	144
Deferred income taxes	1,252	553

Total current assets	39,713	38,326
Property, plant, and equipment, net	9,497	9,442
Investments held to maturity	1,979	1,874
Other assets	3,943	2,726

	$55,132	$52,368

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$6,368	$6,909
Trade accounts payable	1,708	1,529
Accrued expenses	7,015	3,848
Short-term borrowings	3,000	15,800
Dividend payable	2,567	—
Current portion of long-term obligations	222	441

Total current liabilities	20,880	28,527
Long-term liabilities:
Long-term obligations, less current portion	3,180	3,429
Deferred income taxes	516	383

Total long-term liabilities	3,696	3,812
Commitments and contingencies Shareholders’ equity:
Common stock ($0.001 par value, 100,000 shares authorized; 12,835 and 9,967 shares outstanding at October 31, 2002 and 2001, respectively)	13	10
Additional paid-in capital	24,221	10,158
Notes receivable from shareholders	(5,720)	—
Retained earnings	12,042	9,861

Total shareholders’ equity	30,556	20,029

	$55,132	$52,368

The accompanying notes are an integral part of these consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(All amounts in thousands, except per share amounts)

	Year Ended October 31,

	2002	2001	2000

			(As restated,
			see note 14)
Net sales	$242,671	$217,704	$220,712
Cost of sales	216,848	198,896	201,158

Gross margin	25,823	18,808	19,554
Selling, general and administrative	13,881	12,568	12,366

Operating income	11,942	6,240	7,188
Other expense (income), net	(700)	(342)	282

Income before provision for income taxes	12,642	6,582	6,906
Provision for income taxes	5,727	2,744	2,430

Net income	$6,915	$3,838	$4,476

Net income per share:
Basic	$0.60	$0.37	$0.43

Diluted	$0.60	$0.37	$0.43

Number of shares used in per share computation:
Basic	11,562	10,454	10,335

Diluted	11,604	10,454	10,335

The accompanying notes are an integral part of these financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(All amounts in thousands)

	Common Stock		Additional	Shareholder
			Paid-in	Notes	Retained	Treasury
	Shares	Amount	Capital	Receivable	Earnings	Stock	Total

Balance, November 1, 1999 (As previously reported)	9,847	$10	$9,947	$—	$7,621	$(1)	$17,577
Prior period adjustment for income taxes (See note 14)	—	—	—	—	(1,101)	—	(1,101)

Balance, November 1, 1999 (As restated, see note 14)	9,847	10	9,947	—	6,520	(1)	16,476
Repurchase and retirement of common stock	(18)	—	(18)	—	—	—	(18)
Issuance of common stock	85	—	131	—	—	—	131
Issuance of treasury stock	—	—	—	—	—	1	1
Net income (As restated, see note 14)	—	—	—	—	4,476	—	4,476

Balance, October 31, 2000 (As restated, see note 14)	9,914	10	10,060	—	10,996	—	21,066
Issuance of common stock	53	—	98	—	—	—	98
Net income	—	—	—	—	3,838	—	3,838
Dividend to shareholders	—	—	—	—	(4,973)	—	(4,973)

Balance, October 31, 2001	9,967	10	10,158	—	9,861	—	20,029
Exercise of stock options, and income tax benefit of $36	1,040	1	5,236	(4,789)	—	—	448
Stock Dividend	549	1	2,166	—	(2,167)	—	—
Issuance of common stock in connection with Employee Stock Purchase Plan	279	—	1,952	(1,952)	—	—	—
Issuance of common stock in connection with Rights Offering, net of offering costs of $290	1,000	1	4,709	—	—	—	4,710
Collections on shareholder notes receivable	—	—	—	1,021	—	—	1,021
Dividend declared to shareholders	—	—	—	—	(2,567)	—	(2,567)
Net income	—	—	—	—	6,915	—	6,915

Balance, October 31, 2002	12,835	$13	$24,221	$(5,720)	$12,042	$—	$30,556

The accompanying notes are an integral part of these financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,

	2002	2001	2000

			(As restated,
			see note 14)
Cash Flows from Operating Activities:
Net income	$6,915	$3,838	$4,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,957	1,988	1,748
Provision for losses on accounts receivable	35	87	717
Loss (gain) on disposal of property, plant, and equipment	29	—	(13)
Gain on settlement of insurance claim	—	(585)	—
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	1,855	(1,540)	1,128
Inventories, net	(3,386)	(1,349)	(1,730)
Income taxes receivable	(45)	(144)	60
Deferred income taxes	(566)	7	89
Prepaid expenses and other assets	(1,953)	(1,642)	(428)
Advances to suppliers	(163)	53	(1,945)
Loans to growers	652	(33)	(1,059)
Payable to growers	(541)	1,984	(1,870)
Trade accounts payable and accrued expenses	3,346	(1,503)	1,785

Net cash provided by operating activities	8,135	1,161	2,958
Cash Flows from Investing Activities:
Proceeds from sale of property, plant, and equipment	—	—	26
Proceeds from insurance settlement on facility damage	—	585	—
Acquisitions of property, plant, and equipment	(1,973)	(2,330)	(1,297)
Purchases of investments	(105)	(284)	(414)

Net cash used in investing activities	(2,078)	(2,029)	(1,685)
Cash Flows from Financing Activities:
Dividend to shareholders	—	(4,973)	(1,180)
Proceeds (repayments) from (on) short-term borrowings, net	(12,800)	6,815	585
Proceeds from issuance of common stock	4,710	98	131
Payments on long-term obligations	(536)	(507)	(758)
Proceeds from stock option exercise	412	—	—
Proceeds from collection of shareholder note receivable	1,021	—	—
Repurchase and retirement of common stock	—	—	(18)
Proceeds from the issuance of treasury stock	—	—	1

Net cash provided by (used in) financing activities	(7,193)	1,433	(1,239)

Net increase (decrease) in cash and cash equivalents	(1,136)	565	34
Cash and cash equivalents, beginning of year	2,057	1,492	1,458

Cash and cash equivalents, end of year	$921	$2,057	$1,492

Supplemental Information -
Cash paid during the year for:
Interest	$443	$821	$797

Income taxes	$6,362	$4,291	$696

Noncash Investing and Financing Activities:
Exercise of stock options using shareholder notes receivable	$4,789	$—	$—

5% Stock dividend	$2,167	$—	$—

Tax receivable increase related to stock option exercise	$36	$—	$—

Stock purchases using shareholder notes receivable	$1,952	$—	$—

Declared dividends payable	$2,567	$—	$—

Acquisition of property under capital lease	$68	$56	$—

The accompanying notes are an integral part of these financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the business

Business

     Calavo Growers, Inc. (Calavo, the Company, we, us or our) procures and markets avocados and other perishable foods and prepares and distributes processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a world-wide basis. Through our four operating facilities in southern California and two facilities in Mexico, we sort and pack avocados procured in California and Mexico and prepare processed avocado products. Additionally, we procure avocados internationally, principally from Chile and New Zealand, and distribute other perishable foods such as Hawaiian grown papayas. We report these operations in three different business segments: California avocados, processed products, and international avocados and perishable food products.

Conversion to a For-Profit Corporation

     On October 9, 2001, we completed a series of transactions whereby common and preferred shareholders of Calavo Growers of California, an agricultural marketing cooperative association, exchanged all of their outstanding shares for shares of our common stock. Concurrent with this transaction, the Cooperative was merged into us, with our company emerging as the surviving entity. These transactions had the effect of converting the legal structure of the business from a not-for-profit cooperative to a for-profit corporation. Accordingly, the accompanying consolidated financial statements give retroactive effect, for all periods presented, to the merger, as a combination of entities with common shareholders, accounted for in a manner similar to a pooling of interests.

     The cooperative’s historical statement of operations and member proceeds, previously prepared on a basis consistent with practices applicable to other marketing cooperatives, had been revised to reflect our new legal structure as a commercial corporation. Accordingly, the accompanying income statement for fiscal 2000 reflects the reclassification of proceeds distributed to growers and other related accounts maintained by the cooperative to cost of goods sold, consistent with the operations of a commercial corporation.

2. Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

     Our consolidated financial statements include the accounts of Calavo Growers, Inc. and our wholly owned subsidiaries, Calavo Foods, Inc.; Calavo de Mexico S.A. de C.V.; and Calavo Foods de Mexico S.A. de C.V. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

     We consider all highly liquid financial instruments purchased with an original maturity date of three months or less to be cash equivalents.

Inventories

     Inventories are stated at the lower of cost on a weighted-average basis or market.

Loans to Growers

     We sponsor a grower loan program. Pursuant to this program, we provide loans to growers, bearing interest at prevailing market rates and repayable generally within a 12-month period. These loans are secured by the growers’ avocado crops.

Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are stated at cost and amortized over the lesser of their estimated useful lives or the term of the lease, using the straight-line method. The principal estimated useful lives are: buildings and improvements — 7 to 30 years; leasehold improvements — 7 years; equipment — 7 years; information systems hardware and software — 36 to 60 months.

     We capitalize software development costs for internal use in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. We amortize such costs using the straight-line basis over estimated useful lives. Under SOP 98-1, we capitalized $108,000 and $969,000 of software development costs in 2002 and 2001 relating to systems supporting our business infrastructure.

Long-lived Assets

     We account for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held for use are reviewed periodically for events or changes in circumstances which indicate that their carrying value may not be recoverable. We have evaluated our long-lived assets, using estimates of undiscounted future cash flows, and have not identified any impairment as of October 31, 2002.

Investments

     We account for our investments in debt securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We have classified our entire investment portfolio as “held-to-maturity.” In accordance with SFAS No. 115, investments classified as held-to-maturity are carried at amortized cost.

Net Sales

     We recognize sales once they are realizable and earned. Sales of products and related costs of products sold are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. Perishable product sales are recorded when the product is shipped, title passes, and the market price is known. Sales from processed products are recorded when the product is shipped and title and risk passes. Service revenue, including freight, ripening, storage, bagging and palletization charges, are recorded when services are performed and sales of the related product are recognized.

Promotional Allowances

     We provide for promotional allowances at the time of sale, based on our historical experience.

     Cash rebates are generally earned by our customers upon achievement of volume purchases or by corporate customers for purchases made by their affiliated subsidiaries.

     Sales incentives offered voluntarily by us, without charge to a customer, in a single exchange transaction at the point of sale are accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 00-14, Accounting for Certain Sales Incentives. Accordingly, all sales incentives that result in a reduction in, or refund of the selling price at the time of sale, have been classified as reduction of sales.

     All other cash consideration paid by us to a reseller or distributor of our products is accounted for in accordance with EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Product. This guidance provides that consideration paid by us to a reseller of our products is presumed to be a reduction of our selling price except when (a) the vendor receives an identifiable benefit that is sufficiently separable from the recipient’s purchase of our products, and (b) we can reasonably identify the fair value of the benefit.

     We believe that we can reasonably estimate allowances for promotional allowances based on our historical experience in providing these sales incentives. Our estimates are generally based on evaluating the average length of time between the product shipment date and the date on which we pay the customer the promotional allowance. The product of this lag factor and our historical promotional allowance payment rate is the basis for the promotional allowance recorded on our balance sheet.

     As a result of the adoption of EITF 00-14 and EITF 00-25 on November 1, 2000 (codified by EITF 01-9), prior year balances have been reclassified to conform to our current year presentation. EITF 00-14 and EITF 00-25 required certain costs related to performance based promotional allowance previously recorded as selling, general and administrative expenses to be reclassified and presented as a reduction of sales. The combined effect of EITF 00-14 and EITF 00-25 was a reduction of approximately $2.5 million in both net sales and selling, general and administrative expenses, for the previously reported year ended October 31, 2000.

Consignment Arrangements

     We enter into consignment arrangements with avocado growers and packers located outside of the United States and growers of certain perishable products in the United States. Although we generally do not take legal title to avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. Amounts recorded for each of the fiscal years ended October 31, 2002, 2001 and 2000 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2002	2001	2000

Sales	$27,960	$26,005	$27,300
Cost of Sales	26,442	24,888	25,708

Gross Margin	$1,518	$1,117	$1,592

Advertising Expense

     Advertising costs are expensed when incurred. Such costs in fiscal 2002, 2001, and 2000 were approximately $245,000, $326,000, and $318,000.

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

Income Taxes

     We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Basic and Diluted Net Income per Share

     We present “basic” earnings per share and “diluted” earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic net income per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock options. The basic weighted-average number of common shares outstanding was 11,562,000, 10,454,000, and 10,335,000 for fiscal years 2002, 2001, and 2000. Diluted net income per common share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock options. The dilutive weighted-average number of common shares and equivalents outstanding was 11,604,000, 10,454,000, and 10,335,000 for fiscal years 2002, 2001, and 2000

Foreign Currency Translation and Remeasurement

     Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries is the United States dollar. Monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements are included in income. Gains and losses resulting from foreign currency transactions are also recognized currently in income.

Fair Value of Financial Instruments

     We believe that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, current borrowings pursuant to credit facilities and industrial revenue and development bond approximate fair value due to the short maturity of these financial instruments. The following table illustrates long-term financial instruments, their fair value and the carrying value of these instruments on our balance sheet as of October 31, 2002:

Financial Instrument	Fair Value	Carrying Value

Loans to growers	$1,436	$1,501
Notes receivable from shareholders	5,720	5,720
United States government bonds	2,150	1,979
Fixed-rate long-term obligations	613	602

Derivative Financial Instruments

     We do not presently engage in hedging activities. In addition, we have reviewed agreements and contracts and have determined that we have no derivative instruments, nor do any of our agreements and contracts contain embedded derivative instruments as of October 31, 2002. Accordingly, the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on November 1, 2001, did not have an impact on our financial position or results of operations.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS 143 applies to all entities and amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.

SFAS 143 is effective for fiscal years beginning after June 15, 2002. We believe that SFAS 143 will not have a material effect on our consolidated financial statements.

     In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). While SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of that Statement. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We believe that adoption of SFAS 144 in fiscal 2003 will not have a material effect on our consolidated financial statements.

     In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS 4”) and amends other existing authoritative pronouncements. As a result of SFAS 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). Applying the provisions of APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. We are currently analyzing SFAS 145; however based on management’s current understanding and interpretation, SFAS 145 is not expected to have a material impact on our financial position or results of operations.

     In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We believe that adoption of SFAS 146 will not have a material effect on our consolidated financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002. We have not determined whether we will adopt the fair value based method of accounting for stock-based employee compensation.

Comprehensive Income

     Comprehensive income is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders. There was no difference between comprehensive income and net income for the fiscal years ended October 31, 2002, 2001, and 2000.

Reclassifications

     Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.

3. Inventories

     Inventories consist of the following (in thousands):

	October 31,

	2002	2001

Fresh fruit	$1,534	$1,915
Packing supplies and ingredients	1,958	1,673
Finished processed foods	8,969	5,487

	$12,461	$9,075

     Cost of goods sold for fiscal 2002, 2001, and 2000 includes inventory write-downs of $63,000, $35,000 and $0. These write-downs resulted from reduced customer demand for processed avocado products.

     We assess the recoverability of inventories through an on-going review of inventory levels in relation to sales and forecasts, and product marketing plans. When the inventory on hand exceeds the foreseeable demand, the value of inventory that at the time of the review is not expected to be sold is written down. The amount of the write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

     The assessment of the recoverability of inventories, and the amounts of any write-downs, is based on currently available information and assumptions about future demand and market conditions. Demand for processed avocado products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than our projections. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

     We may retain and make available for sale some or all of the inventories which have been written down. In the event that actual demand is higher than originally projected, we may be able to sell a portion of these inventories in the future. We generally scrap inventories which have been written-down and are identified as obsolete.

4. Property, Plant, and Equipment

     Property, plant, and equipment consist of the following (in thousands):

	October 31,

	2002	2001

Land	$1,177	$1,177
Buildings and improvements	9,800	9,726
Leasehold improvements	176	172
Equipment	23,316	21,720
Information systems — Hardware and software	2,792	2,484
Construction in progress	70	12

	37,331	35,291
Less accumulated depreciation and amortization	(27,834)	(25,849)

	$9,497	$9,442

5.     Investments Held-to-Maturity

     We have invested funds in United States government bonds yielding interest at 5.67% maturing on August 15, 2005. The interest income generated from the bonds is reinvested in a money market fund. The investments are held in an irrevocable trust to be used solely for the satisfaction of scheduled payments of interest and principal relating to the Industrial Development Revenue Bonds. The cost and fair value of investments held-to-maturity ends consist of the following (in thousands):

	2002	2001

Cost	$1,979	$1,874

Fair value	2,150	2,023

6.     Other Assets

     During 1999, we established a Grower Development Program whereby funds could be advanced to growers in exchange for their commitment to deliver a minimum volume of avocados on an annual basis. Through October 31, 2002, total cumulative advances made to growers subject to this program totaled approximately $2,000,000. Each advance made is amortized to cost of goods sold over the term of the agreement. The financial statements for fiscal years 2002 and 2001 include a charge of approximately $293,000 for each year representing the amortization of these advances.

7.     Short-Term Borrowings

     We maintain short-term, noncollateralized, borrowing agreements with various banks, payable in variable annual installments through November 2005. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $26,500,000 at October 31, 2002 and 2001, with interest at a weighted-average rate of 2.84% and 3.18% at October 31, 2002 and 2001. We had outstanding borrowings of $3,000,000 and $15,800,000 as of October 31, 2002 and 2001, under these agreements. The short-term borrowing agreements contain debt-to-equity financial covenants with which we were in compliance at October 31, 2002 and 2001.

8.     Long-Term Obligations

     Long-term obligations at fiscal year ends consist of the following (in thousands):

	2002	2001

Riverside County Variable Rate Demand Industrial Development Revenue Bonds, due in 2005, plus interest at variable rates (1.85% and 1.90% at October 31, 2002 and 2001)	$2,800	$2,800
Revolving term loans, noncollateralized, payable in variable annual installments through November 2005, plus interest at variable rates (4.14% and 7.37% at October 31, 2002 and 2001)	471	975
Other	131	95

	3,402	3,870
Less current portion	(222)	(441)

	$3,180	$3,429

     The revolving term loans contain debt-to-equity financial covenants with which we were in compliance at October 31, 2002 and 2001.

     The Riverside County Variable Rate Demand Industrial Development Revenue Bonds (the Bonds) are collateralized by property and equipment with a net book value of approximately $1,468,000 at October 31, 2002. The lending agreement contains certain financial covenants with which we were in compliance at October 31, 2002 and 2001. As required by the Bonds’ lending agreement, we posted a $2,800,000 standby letter of credit from a bank, which matures on September 15, 2003.

     At October 31, 2002, annual debt payments are scheduled as follows (in thousands):

	Revenue	Revolving
	Bond	Loan	Other	Total

Year ending October 31:
2003	$—	$176	$46	$222
2004	—	230	24	254
2005	2,800	65	23	2,888
2006	—	—	13	13
2007	—	—	8	8
Thereafter	—	—	17	17

	$2,800	$471	$131	$3,402

9.     Employee Benefit Plans

     We sponsor a defined contribution retirement plan for salaried employees and make contributions to a pension plan for hourly employees. Expenses of the plans approximated $402,000, $399,000, and $362,000 for each of the three years in the period ended October 31, 2002, which are included in selling, general and administrative expenses in the accompanying financial statements.

     We also sponsor a non-qualified defined benefit plan for two retired executives. Pension expenses approximated $29,000, $29,000, and $27,000 for the years ended October 31, 2002, 2001, and 2000, which are included in selling, general and administrative expenses in the accompanying financial statements.

     Components of the change in projected benefit obligation for fiscal year ends consist of the following (in thousands):

	2002	2001

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$428	$435
Service cost	6	5
Interest cost	33	33
Actuarial loss	87	5
Benefits paid	(52)	(50)

Projected benefit obligation at end of year (unfunded)	$502	$428

     The following is a reconciliation of the unfunded status of the plans at fiscal year ends included in trade accounts payable and accrued expenses (in thousands):

	2002	2001	2000

Projected benefit obligation	$502	$428	$435
Unrecognized net (gain) loss	(22)	74	88

Recorded pension liabilities	$480	$502	$523

     Significant assumptions used in the determination of pension expense consist of the following:

	2002	2001	2000

Discount rate on projected benefit obligation	6.75%	8.00%	8.00%
Rate of future salary increases	5.00%	5.00%	5.00%

10.     Commitments and Contingencies

Lease Commitments

     We lease facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2007. We are committed to make minimum cash payments under these agreements as of October 31, 2002 as follows (amounts in thousands):

2003	$1,070
2004	860
2005	587
2006	562
2007	559
Thereafter	274

$3,912

     Rental expenses amounted to approximately $1,296,000, $1,223,000, and $1,155,000 for the years ended October 31, 2002, 2001, and 2000.

Litigation

     We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial statements.

11.     Related-Party Transactions

     We sell papayas purchased from an entity owned by the Chairman of our Board of Directors. Sales of papayas amounted to approximately $2,658,000, $3,378,000, and $2,062,000 for the years ended October 31, 2002, 2001, and 2000, resulting in gross margins of approximately $272,000, $340,000 and $198,000. Included in trade accounts payable and accrued liabilities are approximately $119,000, $317,000, and $235,000 at October 31, 2002, 2001, and 2000, due to this entity.

12.     Income Taxes

     The income tax provision consists of the following for the years ended October 31 (in thousands):

	2002	2001	2000

Current:
Federal	$4,540	$2,019	$2,395
State	1,181	586	522
Foreign	572	132	63

Total current	6,293	2,737	2,980
Deferred	(566)	7	(550)

Total income tax provision	$5,727	$2,744	$2,430

     At October 31, 2002 and 2001, gross deferred tax assets totaled approximately $1,489,000 and $776,000, while gross deferred tax liabilities totaled approximately $753,000 and $606,000. Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following at October 31 (in thousands):

	2002	2001

Allowance for doubtful accounts	$126	$4
Inventories	772	369
Deferred state taxes	354	179
Other	—	1

Current deferred income taxes	$1,252	$553

Property, plant, and equipment	$(726)	$(606)
Retirement benefits	210	223

Long-term deferred income taxes	$(516)	$(383)

     Prior to our conversion to a for-profit corporation, the Cooperative was subject to income taxes on all business activities other than the marketing and distribution of member products. The exemption from taxation for the member business was contingent on the distribution of all available proceeds to the Cooperative’s members. Absent the distribution of all proceeds, the Cooperative was subject to income taxes for the portion of proceeds available that exceeded the actual amounts distributed. Amounts paid by the Cooperative to the Internal Revenue Service and state tax authorities for each of the years for which the tax provision was restated were not affected and did not require revision.

     A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income is as follows:

	2002	2001	2000

Federal statutory tax at 35%	35%	35%	35%
State taxes, net of federal effects	6	6	6
Foreign income taxes greater than U.S	2	—	—
Benefit of lower federal tax brackets	(1)	(1)	(1)
Nondeductible meals and entertainment	—	—	—
Other	3	2	(5)

	45%	42%	35%

13.     Segments Information

     We operate and track results in three reportable segments — California avocados, international avocados and perishable foods products, and processed products. These three business segments are presented based on our management structure and information used by the president to measure performance and allocate resources. The California avocados segment includes all operations that involve the distribution of avocados procured in California. The international avocados and perishable foods products segment includes both operations related to distribution of fresh avocados procured from Mexico, Chile and New Zealand and distribution of other perishable food items. The processed products segment represents all operations related to the purchase, manufacturing, and distribution of processed avocado products. Those costs that can be specifically identified with a particular product line are charged directly to that product line. Costs that are not segment specific are generally allocated based on five-year average sales dollars. We do not allocate assets or specifically identify them to our operating segments.

		International
		Avocados
		and
		Perishable
	California	Food	Processed	Inter-segment
	Avocados	Products	Products	Eliminations	Total

		(All amounts are presented in thousands)
Year ended October 31, 2002
Net sales	$165,077	$59,083	$29,960	$(11,449)	$242,671
Cost of sales	147,796	55,372	25,129	(11,449)	216,848

Gross margin	17,281	3,711	4,831	—	25,823
Selling, general and administrative	6,729	2,779	4,373	—	13,881

Operating income (loss)	10,552	932	458	—	11,942
Other expense (income), net	(523)	(256)	79	—	(700)

Income (loss) before provision (benefit) for income taxes	11,075	1,188	379	—	12,642
Provision (benefit) for income taxes	5,017	538	172	—	5,727

Net income (loss)	$6,058	$650	$207	$—	$6,915

Year ended October 31, 2001
Net sales	$149,158	$47,048	$30,107	$(8,609)	$217,704
Cost of sales	137,232	46,312	23,961	(8,609)	198,896

Gross margin	11,926	736	6,146	—	18,808
Selling, general and administrative	5,758	2,471	4,339	—	12,568

Operating income (loss)	6,168	(1,735)	1,807	—	6,240
Other expense (income), net	(168)	30	(204)	—	(342)

Income (loss) before provision (benefit) for income taxes	6,336	(1,765)	2,011	—	6,582
Provision (benefit) for income taxes	2,642	(736)	838	—	2,744

Net income (loss)	$3,694	$(1,029)	$1,173	$—	$3,838

Year ended October 31, 2000
Net sales	$150,016	$47,767	$31,104	$(8,175)	$220,712
Cost of sales	142,786	44,872	21,675	(8,175)	201,158

Gross margin	7,230	2,895	9,429	—	19,554
Selling, general and administrative	4,600	2,533	5,233	—	12,366

Operating income (loss)	2,630	362	4,196	—	7,188
Other expense (income), net	(29)	187	124	—	282

Income (loss) before provision (benefit) for income taxes	2,659	175	4,072	—	6,906
Provision (benefit) for income taxes	935	62	1,433	—	2,430

Net income (loss)	$1,724	$113	$2,639	$—	$4,476

     The following table sets forth sales by product category, by segment (in thousands):

	Year ended October 31, 2002

		International
		Avocados and
	California	Perishable Food	Processed
	Avocados	Products	Products	Total

Third-party sales:
California avocados	$153,878	$—	$—	$153,878
Imported avocados	—	43,715	—	43,715
Papayas	—	2,658	—	2,658
Miscellaneous	—	42	—	42
Processed — food service	—	—	24,964	24,964
Processed — retail and club	—	—	5,141	5,141

Total fruit and product sales to third-parties	153,878	46,415	30,105	230,398
Freight and other charges	11,381	7,540	217	19,138

Total fruit and product sales to third-parties	165,259	53,955	30,322	249,536
Less sales incentives	(182)	(150)	(6,533)	(6,865)

Total net sales to third-parties	165,077	53,805	23,789	242,671
Intercompany sales	—	5,278	6,171	11,449

Net sales	$165,077	$59,083	$29,960	254,120

Intercompany sales eliminations				(11,449)

Consolidated net sales				$242,671

	Year ended October 31, 2001

		International
		Avocados and
	California	Perishable Food	Processed
	Avocados	Products	Products	Total

Third-party sales:
California avocados	$137,166	$—	$—	$137,166
Imported avocados	—	34,566	—	34,566
Papayas	—	3,378	—	3,378
Miscellaneous	—	41	—	41
Processed — food service	—	—	25,912	25,912
Processed — retail and club	—	—	5,625	5,625

Total fruit and product sales to third-parties	137,166	37,985	31,537	206,688
Freight and other charges	11,304	5,256	59	16,619

Total fruit and product sales to third-parties	148,470	43,241	31,596	223,307
Less sales incentives	(276)	(14)	(5,313)	(5,603)

Total net sales to third-parties	148,194	43,227	26,283	217,704
Intercompany sales	964	3,821	3,824	8,609

Net sales	$149,158	$47,048	$30,107	226,313

Intercompany sales eliminations				(8,609)

Consolidated net sales				$217,704

\

	Year ended October 31, 2000

		International
		Avocados and
	California	Perishable Food	Processed
	Avocados	Products	Products	Total

Third-party sales:
California avocados	$142,774	$—	$—	$142,774
Imported avocados	—	38,361	—	38,361
Papayas	—	2,061	—	2,061
Miscellaneous	—	—	—	—
Processed — food service	—	—	27,225	27,225
Processed — retail and club	—	—	5,518	5,518

Total fruit and product sales to third-parties	142,774	40,422	32,743	215,939
Freight and other charges	7,438	3,332	—	10,770

Total fruit and product sales to third-parties	150,212	43,754	32,743	226,709
Less sales incentives	(209)	(8)	(5,780)	(5,997)

Total net sales to third-parties	150,003	43,746	26,963	220,712
Intercompany sales	13	4,021	4,141	8,175

Net sales	$150,016	$47,767	$31,104	228,887

Intercompany sales eliminations				(8,175)

Consolidated net sales				$220,712

     Long-lived assets attributed to geographic areas as of October 31 are as follows (in thousands):

	United States	Mexico	Consolidated

2002	$12,654	$2,765	$15,419
2001	$11,692	$2,350	$14,042

14. Restatement

     Subsequent to the issuance of our financial statements for the year ended October 31, 2000, we determined that errors had been made in computing the income tax provision and related income tax liability and receivable accounts during each of the three years in the period ended October 31, 2000. As a result, the financial statements as of and for the year ended October 31, 2000 have been restated from the amounts previously reported. Amounts paid by the Cooperative to the Internal Revenue Service and state tax authorities for each of the years for which the tax provision was restated were not affected and did not require revision.

     A summary of the significant effects of the restatement is as follows:

	October 31, 2000

	As Previously
	Reported	As Restated

Income Statement:
Provision (benefit) for income taxes	$2,162	$2,430
Net income	4,744	4,476
Basic and diluted net income per Share	0.48	0.43
Balance Sheet:
Accrued expenses	4,031	5,400
Retained earnings	12,365	10,996
Shareholders’ equity	22,435	21,066

15.     Stock-Based Compensation

     On November 20, 2001, our Board of Directors approved two new stock-based compensation plans.

The Directors Stock Option Plan

     Participation in the directors stock option plan is limited to members of our Board of Directors. The plan makes available to the Board of Directors or a plan administrator the right to grant options to purchase up to 3,000,000 shares of common stock. In connection with the adoption of the plan, the Board of Directors approved an award of fully vested options to purchase 1,240,000 shares of common stock at an exercise price of $5.00 per share.

     Prior to the listing of our common stock on a national market, the plan stipulated that the fair value of common stock be determined by our Board of Directors based on current trading patterns in the common stock and other analyses of fair value. Based on a review of such data, our Board of Directors determined that the fair value of the common stock subject to the above awards at the date of grant was $3.95 per share.

     On January 31, 2002, members of our Board of Directors elected to exercise options to purchase approximately 1,005,000 shares of common stock. The exercise price was paid by delivery of full-recourse promissory notes with a face value of $4,789,000 and by cash payments of approximately $236,000. These notes and the related security agreements provide, among other things, that each director pledge as collateral the shares acquired upon exercise of the stock option, as well as additional shares of common stock held by the directors with a value equal to 10% of the loan amount, if the exercise price was paid by means of a full-recourse note. The notes, which bear interest at 7% per annum, provide for annual interest payments with a final principal payment due March 1, 2007. Directors will be allowed to withdraw shares from the pledged pool of common stock prior to repayment of their notes, as long as the fair value of the remaining pledged shares is at least equal to 120% of the outstanding note balance. The notes have been presented as a reduction of shareholders’ equity as of October 31, 2002.

     From January 31, 2002 through October 31, 2002, directors have made principal payments of $250,000 related to these notes and we have accrued interest income of $245,000. As of October 31, 2002, we have recorded interest receivable of $245,000 which is included in prepaid expenses and other current assets.

     A summary of stock option activity follows (shares in thousands):

	Year ended October 31, 2002

		Weighted-Average
	Number of Shares	Exercise Price

Outstanding at beginning of period	—	$—
Granted	1,240	5.00
Exercised	(1,040)	5.00
Cancelled	—	—

Outstanding at end of period	200	$5.00

Exercisable at end of period	200	$5.00

     The following table summarizes stock options outstanding and exercisable at October 31, 2002 (shares in thousands):

	Outstanding and Exercisable

		Average
		Remaining
	Number of	Contractual Life	Weighted-Average
Exercise Price	Shares	(Years)	Exercise Price

$5.00	200	4.05	$5.00

     As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to follow Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock-based awards to employees. Under APB No. 25, we generally recognize no compensation expense with respect to awards granted with exercise prices equal to or greater than the fair value of our common stock.

     Pro forma information regarding net income and earnings per share is required to be presented in accordance with SFAS No. 123. This information presents financial results as if we had accounted for stock-based awards to our directors under the fair value method of that Statement. Had compensation cost for stock option awards been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, our net income and net income per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):

Pro forma net income	$5,630
Pro forma net earnings per share, basic and diluted	$0.49

     For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to compensation expense over the options’ vesting period. The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.0%
Expected volatility	130%
Dividend yield	—
Expected life (years)	1.1
Weighted-average fair value of options granted	$1.04

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because options held by our directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of these options.

The Employee Stock Purchase Plan

     The employee stock purchase plan was approved by our Board of Directors and shareholders. Participation in the employee stock purchase plan is limited to employees. The plan provides the Board of Directors, or a plan administrator, the right to make available up to 2,000,000 shares of common stock at a price not less than fair market value. On March 28, 2002 the Board of Directors awarded selected employees the opportunity to purchase up to 474,000 shares of common stock at $7.00 per share, the closing price of our common stock on the date prior to the grant. The plan also permits us to advance all or some of the purchase price of the purchased stock to the employee upon the execution of a full-recourse note at prevailing interest rates. Accordingly, these awards expired on April 26, 2002, with 84 participating employees electing to purchase approximately 279,000 shares.

     The purchase price was paid by delivery of full-recourse promissory notes with a face value of $1,352,000 and by cash payments of approximately $600,000. These notes and the related security agreements provide, among other things, that each employee pledge as collateral the shares acquired. The notes, which bear interest at 7% per annum, provide for annual interest and principal payments for a period of two to four years. The notes have been presented as a reduction of shareholders’ equity as of October 31, 2002.

     From January 31, 2002 through October 31, 2002, employees have made principal and interest payments of $171,000 and $3,000 related to these notes and we have accrued interest income of $52,000. As of October 31, 2002, we have recorded interest receivable of $49,000 which is included in prepaid expenses and other current assets.

16. Stock and Cash Dividends

     On February 15, 2002, we issued a 5% stock dividend to all shareholders of record as of February 1, 2002. Basic and diluted earnings per share for all periods presented have been restated to reflect the 5% stock dividend effected on February 15, 2002 for shareholders of record as of February 1, 2002.

     On October 24, 2002, we announced the establishment of a new cash dividend policy whereby we would make annual cash dividend payments of 20 cents per share payable during the first quarter of each fiscal year. Pursuant to this new policy our Board of Directors authorized a dividend payment of $2,567,000 on January 3, 2002 to shareholders of record as of November 15, 2002.

17. Subsequent Events

     From October 31, 2002 through January 20, 2003, directors made additional interest and principal payments on outstanding promissory notes of approximately $88,000 and $540,000. In addition, we received proceeds of approximately $475,000 from the exercise of stock options.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Calavo Growers, Inc.
Santa Ana, California

     We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. (the Company) and subsidiaries as of October 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calavo Growers, Inc. and subsidiaries as of October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, on October 9, 2001, the Company consummated a merger with Calavo Growers of California. The consolidated financial statements give retroactive effect, for all periods presented, to the merger as a combination of entities with common shareholders, and has been accounted for in a manner similar to a pooling of interests.

     As discussed in Note 14 to the consolidated financial statements, the accompanying consolidated financial statements as of and for the year ending October 31, 2000 have been restated.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Costa Mesa, California
December 19, 2002, except for Note 17, as to
  which the date is January 20, 2003

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

     Certain information required by Part III is omitted from this Report in that we will file a definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 17, 2003 pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     We sell papayas purchased from an entity owned by the Chairman of our Board of Directors. Sales of papayas amounted to approximately $2,658,000, $3,378,000, and $2,062,000 for the years ended October 31, 2002, 2001, and 2000, resulting in gross profits of approximately $272,000, $340,000 and $198,000. Included in trade accounts payable and accrued liabilities are approximately $119,000, $317,000, and $235,000 at October 31, 2002, 2001, and 2000, due to this entity.

     Additional information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Part IV

Item 14. Controls and Procedures

     Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer, and President and our Vice President - Finance, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chairman, Chief Executive Officer, and President and our Vice President - Finance concluded that our disclosure controls and procedures were effective.

     There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1)	Financial Statements

		The following consolidated financial statements as of October 31, 2002 and 2001, and for each of the three years in the period ended October 31, 2002 are included herewith:

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

	(3)	Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.*

3.1	Articles of Incorporation of Calavo Growers, Inc.*

3.2	Amended and Restated Bylaws of Calavo Growers, Inc.****

10.1	Form of Marketing Agreement for Calavo Growers, Inc.

10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California.*

10.3	Lease Agreement (undated) between Tede S.A. de C.V., a Mexican corporation, and Calavo Foods de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated October 25, 1994.*

10.4	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.*

Exhibit
Number	Description

10.5	Lease Intended as Security dated as of September 1, 2000 between Banc of America Leasing & Capital, LLC, a Delaware limited liability company, and Calavo Growers of California.*

10.6	Business Loan Agreement dated as of April 20, 1999 between Bank of America National Trust and Savings Association and Calavo Growers of California.*

10.7	Amendment No. 2 to Business Loan Agreement (undated) between Bank of America N.A. (formerly Bank of America National Trust and Savings Association) and Calavo Growers of California.*

10.8	Loan Agreement dated as of September 1, 1985 between the Riverside County Industrial Development Authority and Calavo Growers of California relating to variable rate demand industrial development revenue bonds.*

10.9	Reimbursement Agreement dated as of September 1, 1985 between Security Pacific National Bank and Calavo Growers of California.*

10.10	Amendment No. Two to Reimbursement Agreement dated as of August 22, 1995 between Bank of America National Trust and Savings Association (as successor to Security Pacific National Bank) and Calavo Growers of California.*

10.11	Amendment No. Three to Reimbursement Agreement dated as of October 18, 2000 between Bank of America, N.A. (formerly Bank of America National Trust and Savings Association) and Calavo Growers of California.*

10.12	Master Loan Agreement dated as of June 15, 2000 between CoBank, ACB and Calavo Growers of California, including attached Revolving Credit Supplement dated June 15, 2000 between CoBank, ACB and Calavo Growers of California.*

10.13	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California.*

10.14	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 between Egidio Carbone, Jr. and Calavo Growers of California.*

10.15	2001 Stock Option Plan for Directors.**

10.16	2001 Stock Purchase Plan for Officers and Employees.**

21.1	Subsidiaries of Calavo Growers, Inc.*

23.1	Consent of Deloitte & Touche LLP.

24.1	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed on April 24, 2001 as an exhibit our Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

**	Previously filed on December 18, 2001 as an exhibit to our Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

***	Previously filed on August 15, 2001 as an exhibit to our Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

****	Previously filed on December 19, 2002 as an exhibit to our Report on Form 8-K, and incorporated herein by reference.

(b)	Reports on Form 8-K

On October 24, 2002, we filed a report on form 8-K announcing our new dividend policy and the amendment of Article II of our Bylaws establishing, among other things, a nomination process whereby a person intending to run for a Board of Directors seat would be required to provide us advanced notification.

(c)	Exhibits

See subsection (a)(3) above.

(d)	Financial Statement Schedules

See subsection (a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on this 27th day of January, 2003.

CALAVO GROWERS, INC

By:	/s/ Lecil E. Cole

Lecil E. Cole Chairman of the Board of Directors, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 27th day of January, 2003 by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ Lecil E. Cole Lecil E. Cole	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

/s/ Wolfgang P. Hombrecher. Wolfgang P. Hombrecher	Vice President, Finance and Corporate Secretary (Principal Financial and Accounting Officer)

/s/ Donald M. Sanders* Donald M. Sanders	Director

/s/ Fred J. Ferrazzano* Fred J. Ferrazzano	Director

/s/ John M. Hunt* John M. Hunt	Director

/s/ Roy V. Keenan* Roy V. Keenan	Director

/s/ J. Link Leavens* J. Link Leavens	Director

/s/ Alva V. Snider* Alva V. Snider	Director

/s/ Dorcas H. McFarlane* Dorcas H. McFarlane	Director

/s/ Scott Van Der Kar* Scott Van Der Kar	Director

*By: /s/ LECIL E. COLE
Lecil E. Cole Attorney-in-Fact**

**	By authority of the power of attorney filed as Exhibit 24.1 hereto.

CERTIFICATIONS

I, Lecil E. Cole, certify that:

1.     I have reviewed this Annual Report on Form 10-K of Calavo Growers, Inc.;

2.     Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.     Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

          c)      presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

          a.      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 27, 2003

/s/ Lecil E. Cole

Lecil E. Cole
Chairman of the Board, Chief Executive Officer, and President

I, Wolfgang P. Hombrecher, certify that:

1.     I have reviewed this Annual Report on Form 10-K of Calavo Growers, Inc.;

2.     Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.     Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

          c)      presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

          a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 27, 2003

/s/ Wolfgang P. Hombrecher

Wolfgang P. Hombrecher
Vice President - Finance and Corporate Secretary

SCHEDULE II

CALAVO GROWERS, INC.

VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Fiscal year	Balance at			Balance at
	ended	beginning			end
	October 31:	of year	Additions(1)	Deductions(2)	of year

Allowance for doubtful accounts	2000	$3	$717	$671	$49
	2001	49	87	127	9
	2002	9	35	19	25

(1) Charged to costs and expenses

(2) Write-off of assets

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.*

3.1	Articles of Incorporation of Calavo Growers, Inc.*

3.2	Amended and Restated Bylaws of Calavo Growers, Inc.****

10.1	Form of Marketing Agreement for Calavo Growers, Inc.

10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California.*

10.3	Lease Agreement (undated) between Tede S.A. de C.V., a Mexican corporation, and Calavo Foods de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated October 25, 1994.*

10.4	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.*

10.5	Lease Intended as Security dated as of September 1, 2000 between Banc of America Leasing & Capital, LLC, a Delaware limited liability company, and Calavo Growers of California.*

10.6	Business Loan Agreement dated as of April 20, 1999 between Bank of America National Trust and Savings Association and Calavo Growers of California.*

10.7	Amendment No. 2 to Business Loan Agreement (undated) between Bank of America N.A. (formerly Bank of America National Trust and Savings Association) and Calavo Growers of California.*

10.8	Loan Agreement dated as of September 1, 1985 between the Riverside County Industrial Development Authority and Calavo Growers of California relating to variable rate demand industrial development revenue bonds.*

10.9	Reimbursement Agreement dated as of September 1, 1985 between Security Pacific National Bank and Calavo Growers of California.*

10.10	Amendment No. Two to Reimbursement Agreement dated as of August 22, 1995 between Bank of America National Trust and Savings Association (as successor to Security Pacific National Bank) and Calavo Growers of California.*

10.11	Amendment No. Three to Reimbursement Agreement dated as of October 18, 2000 between Bank of America, N.A. (formerly Bank of America National Trust and Savings Association) and Calavo Growers of California.*

10.12	Master Loan Agreement dated as of June 15, 2000 between CoBank, ACB and Calavo Growers of California, including attached Revolving Credit Supplement dated June 15, 2000 between CoBank, ACB and Calavo Growers of California.*

10.13	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California.*

10.14	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 between Egidio Carbone, Jr. and Calavo Growers of California.*

10.15	2001 Stock Option Plan for Directors.**

10.16	2001 Stock Purchase Plan for Officers and Employees.**

21.1	Subsidiaries of Calavo Growers, Inc.*

23.1	Consent of Deloitte & Touche LLP.

24.1	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

**	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

***	Previously filed on August 15, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

****	Previously filed on December 19, 2002 as an exhibit to our Report on Form 8-K, and incorporated herein by reference.