Form 10-Q
period 2003-01-31
CALAVO GROWERS INC
filed 2003-03-13
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

Yes  [X]   No  [   ]

Registrant’s number of shares of common stock outstanding as of January 31, 2003 was 12,929,909.

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
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 99.1
EXHIBIT 99.2

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	January 31,	October 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$123	$921
Accounts receivable, net of allowance for doubtful accounts of $44 (2003) and $25 (2002)	17,466	17,907
Inventories, net	14,507	12,461
Prepaid expenses and other current assets	3,773	3,945
Loans to growers	689	467
Advances to suppliers	100	2,535
Income taxes receivable	316	225
Deferred income taxes	1,252	1,252

Total current assets	38,226	39,713
Property, plant, and equipment, net	9,511	9,497
Investments held to maturity	2,006	1,979
Other assets	4,482	3,943

	$54,225	$55,132

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$8,011	$6,368
Trade accounts payable	904	1,708
Accrued expenses	6,215	7,015
Short-term borrowings	3,400	3,000
Dividend payable	—	2,567
Current portion of long-term obligations	81	222

Total current liabilities	18,611	20,880
Long-term liabilities:
Long-term obligations, less current portion	2,995	3,180
Deferred income taxes	516	516

Total long-term liabilities	3,511	3,696
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 12,930 (2003) and 12,835 (2002) issued and outstanding	13	13
Additional paid-in capital	24,727	24,221
Notes receivable from shareholders	(5,179)	(5,720)
Retained earnings	12,542	12,042

Total shareholders’ equity	32,103	30,556

	$54,225	$55,132

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three months ended
	January 31,

	2003	2002

Net sales	$44,229	$45,723
Cost of sales	40,306	42,142

Gross margin	3,923	3,581
Selling, general and administrative	3,191	3,024

Operating income	732	557
Other expense (income), net	(115)	(8)

Income before provision for income taxes	847	565
Provision for income taxes	347	253

Net income	$500	$312

Net income per share:
Basic	$0.04	$0.03

Diluted	$0.04	$0.03

Number of shares used in per share computation:
Basic	12,856	10,466

Diluted	12,887	10,466

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	January 31,

	2003	2002

Cash Flows from Operating Activities:
Net income	$500	$312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	474	530
Provision for losses on accounts receivable	19	20
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	422	3,329
Inventories, net	(2,046)	(2,967)
Prepaid expenses and other assets	266	(728)
Loans to growers	(222)	(525)
Advances to suppliers	2,435	2,249
Income taxes receivable	(19)	144
Payable to growers	1,643	(1,032)
Trade accounts payable and accrued expenses	(1,604)	1,331

Net cash provided by operating activities	1,868	2,663
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(1,148)	(229)

Net cash used in investing activities	(1,148)	(229)
Cash Flows from Financing Activities:
Dividend to shareholders	(2,567)	—
Proceeds (repayments) from (on) short-term borrowings, net	400	(4,000)
Additional Rights Offering Costs	(41)	—
Payments on long-term obligations	(326)	(277)
Proceeds from stock option exercise	475	236
Proceeds from collection of shareholder note receivable	541	—

Net cash used in financing activities	(1,518)	(4,041)

Net decrease in cash and cash equivalents	(798)	(1,607)
Cash and cash equivalents, beginning of year	921	2,057

Cash and cash equivalents, end of year	$123	$450

Supplemental Information -
Cash paid during the year for:
Interest	$57	$142

Income taxes	$220	$19

Noncash Investing and Financing Activities:
Exercise of stock options using shareholder notes receivable	$—	$4,789

Tax receivable increase related to stock option exercise	$72	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of the business

Business

Calavo Growers, Inc. (Calavo, the Company, we, us or our) procures and markets avocados and other perishable foods and prepares and distributes processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a world-wide basis. Through our four operating facilities in Southern California and two facilities in Mexico, we sort and pack avocados procured in California and Mexico and prepare processed avocado products. Additionally, we procure avocados internationally, principally from Chile and New Zealand, and distribute other perishable foods such as Hawaiian grown papayas. We report these operations in three different business segments: California avocados, international avocados and perishable food products and processed products.

The accompanying consolidated condensed financial statements are unaudited. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position, results of operations, and cash flows. Such adjustments consist of adjustments of a normal recurring nature. Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year. Our operations are sensitive to a number of factors including weather-related phenomena and their effects on industry volumes, prices, product quality and costs. Operations are also sensitive to fluctuations in currency exchange rates in both sourcing and selling locations as well as economic crises and security risks in developing countries. These statements should also be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

Recent Accounting Standards

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS 143 applies to all entities and amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS 143 had no impact on our consolidated condensed financial statements during the first quarter of fiscal 2003.

     In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). While SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of that Statement. We adopted SFAS 144 on November 1, 2002. The implementation of SFAS 144 had no impact on our consolidated condensed financial statements during the first quarter of fiscal 2003.

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

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

however based on management’s current understanding and interpretation, SFAS 145 is not expected to have a material impact on our financial position or results of operations.

     In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 prospectively to exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FASB Statement Nos. 5, 57 and 107, and rescission of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We indemnify our directors, and have the power to indemnify each of our officers, employees and other agents, to the maximum extent permitted by applicable law. The maximum amount of potential future payments under such indemnifications is not determinable.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure — an amendment of FASB Statement No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We have not determined whether we will adopt the fair value based method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. We did not have any variable interest entities as of January 31, 2003. Furthermore, we are currently evaluating the provisions of the interpretation, but believe that adoption will not have a material impact on our consolidated results of operations or our financial position.

Reclassifications

     Certain prior year amounts have been reclassified to conform with the current period presentation.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

2. Information regarding our operations in different segments

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

		International
		Avocados and
	California	Perishable Food	Processed	Inter-segment
	Avocados	Products	Products	Eliminations	Total

	(All amounts are presented in thousands)
Three months ended January 31, 2003
Net sales	$12,185	$28,289	$6,554	$(2,799)	$44,229
Cost of sales	11,523	26,484	5,098	(2,799)	40,306

Gross margin	662	1,805	1,456	—	3,923
Selling, general and administrative	1,517	681	993	—	3,191

Operating income (loss)	(855)	1,124	463	—	732
Other expense (income), net	(108)	(16)	9	—	(115)

Income (loss) before provision (benefit) for income taxes	(747)	1,140	454	—	847
Provision (benefit) for income taxes	(306)	467	186	—	347

Net income (loss)	$(441)	$673	$268	$—	$500

		International
		Avocados and
	California	Perishable Food	Processed	Inter-segment
	Avocados	Products	Products	Eliminations	Total

		(All amounts are presented in thousands)
Three months ended January 31, 2002
Net sales	$17,183	$24,660	$7,160	$(3,280)	$45,723
Cost of sales	16,198	23,318	5,906	(3,280)	42,142

Gross margin	985	1,342	1,254	—	3,581
Selling, general and administrative	1,470	664	890	—	3,024

Operating income (loss)	(485)	678	364	—	557
Other expense (income), net	(73)	16	49	—	(8)

Income (loss) before provision (benefit) for income taxes	(412)	662	315		565
Provision (benefit) for income taxes	(185)	297	141	—	253

Net income (loss)	$(227)	$365	$174	$—	$312

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth sales by product category, by segment (in thousands):.

	Three months ended January 31, 2003				Three months ended January 31, 2002

		International				International
		Avocados and				Avocados and
		Perishable				Perishable
	California	Food	Processed		California	Food	Processed
	Avocados	Products	Products	Total	Avocados	Products	Products	Total

Third-party sales:
California avocados	$11,418	$—	$—	$11,418	$16,064	$—	$—	$16,064
Imported avocados	—	22,834	—	22,834	—	19,886	—	19,886
Papayas	—	602	—	602	—	763	—	763
Miscellaneous	—	—	—	—	—	26	—	26
Processed — food service	—	—	5,269	5,269	—	—	5,512	5,512
Processed — retail and club	—	—	1,251	1,251	—	—	1,391	1,391

Total fruit and product sales to third-parties	11,418	23,436	6,520	41,374	16,064	20,675	6,903	43,642
Freight and other charges	811	3,109	56	3,976	1,172	2,325	41	3,538

Total fruit and product sales to third-parties	12,229	26,545	6,576	45,350	17,236	23,000	6,944	47,180
Less sales incentives	(44)	(31)	(1,046)	(1,121)	(53)	(43)	(1,361)	(1,457)

Total net sales to third-parties	12,185	26,514	5,530	44,229	17,183	22,957	5,583	45,723
Intercompany sales	—	1,775	1,024	2,799	—	1,703	1,577	3,280

Net sales	$12,185	$28,289	$6,554	47,028	$17,183	$24,660	$7,160	49,003

Intercompany sales eliminations				(2,799)				(3,280)

Consolidated net sales				$44,229				$45,723

3. Inventories

Inventories consist of the following (in thousands):

	January 31,	October 31,
	2003	2002

Fresh fruit	$3,664	$1,534
Packing supplies and ingredients	1,585	1,958
Finished processed foods	9,258	8,969

	$14,507	$12,461

During the three-month period ended January 31, 2003 and 2002, we did not record any provisions to reduce our inventories to the lower of cost or market.

4. Related-Party Transactions

     We sell papayas purchased from an entity owned by our Chairman of the Board of Directors, Chief Executive Officer and President. Sales of papayas amounted to approximately $602,000, and $763,000 for the three months ended January 31, 2003 and 2002, resulting in gross margins of approximately $60,000 and $92,000. Included in trade accounts payable and accrued liabilities are approximately $161,000, and $119,000 at January 31, 2003 and October 31, 2002 due to this entity.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     Each member of our Board of Directors markets avocados through Calavo pursuant to a marketing agreement that is similar to the marketing agreements that we entered into with other growers. During the three months ended January 31, 2003 and 2002, we paid $0.1 million and $1.1 million, in aggregate to members of the Board of Directors, including entities owned or controlled by the directors, with respect to avocados marketed through us.

5. Other Events

Dividend payment

     On January 2, 2003, we paid a $0.20 per share dividend to all shareholders of record as of November 15, 2002.

Exercise of stock options

     During the quarter ended January 31, 2003, 95,000 stock options were exercised, totaling $475,000.

Processed products restructuring

     On February 17, 2003, our Board of Directors approved a plan whereby our processed products operations would be restructured. The plan calls for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan in a time- frame of approximately six to nine months. We believe that this restructuring will provide cost savings in the elimination of certain transportation costs, elimination of duplicative overhead structures, and savings in the overall cost of labor and services.

     In connection with the restructuring, on February 13, 2003, we completed the purchase of a facility in Uruapan, Michoacan for approximately $900,000 that will be used to house our future processed products operations. We do not anticipate any material fixed asset impairment charges as a result of this restructuring. Other restructuring related expenses are expected throughout the remainder of fiscal 2003, but the amounts have not yet been determined.

Advances to avocado supplier

     On February 14, 2003, we advanced a supplier $1,800,000 in connection with the procurement of avocados during periods spanning our 2003 and 2004 fiscal years.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended October 31, 2002 of Calavo Growers, Inc. (we, Calavo, or the Company). Certain prior year amounts have been reclassified to conform with the current period presentation.

Recent Developments

Dividend payment

     On January 2, 2003, we paid a $0.20 per share dividend to all shareholders of record as of November 15, 2002.

Exercise of stock options

     During the quarter ended January 31, 2003, 95,000 stock options were exercised, totaling $475,000.

Processed products restructuring

     On February 17, 2003, our Board of Directors approved a plan whereby our processed products operations would be restructured. The plan calls for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan in a time frame of approximately six to nine months. We believe that this restructuring will provide cost savings in the elimination of certain transportation costs, elimination of duplicative overhead structures, and savings in the overall cost of labor and services.

     In connection with the restructuring, on February 13, 2003, we completed the purchase of a facility in Uruapan, Michoacan for approximately $900,000 that will be used to house our future processed products operations. We do not anticipate any material fixed asset impairment charges as a result of this restructuring. Other restructuring related expenses are expected throughout the remainder of fiscal 2003, but the amounts have not yet been determined.

Advances to avocado supplier

     On February 14, 2003, we advanced a supplier $1,800,000 in connection with the procurement of avocados during periods spanning our 2003 and 2004 fiscal years.

Net Sales

The following table summarizes our net sales by business segment:

	Three months ended January 31,

(in thousands)	2003	Change	2002

Net sales:
California avocados	$12,185	(29.1)%	$17,183
International avocados and perishable food products	28,289	14.7%	24,660
Processed products	6,554	(8.5)%	7,160
Eliminations	(2,799)		(3,280)

Total net sales	$44,229	3.3%	$45,723

As a percentage of net sales:
California avocados	27.5%		37.6%
International avocados and perishable food products	60.0%		50.2%
Processed products	12.5%		12.2%

	100.0%		100.0%

Net sales for the first quarter of fiscal 2003, as compared to the same period in fiscal 2002, decreased by $1.5 million, or 3.3%. Our California avocado business generated only 27.5% of our consolidated net sales for the first quarter, as compared to 37.6% for the same prior year period. This decrease is partly attributable to a lower volume of avocados available for harvest in November and December of 2002 and the impact of a Mexfly Quarantine affecting the Valley Center, California growing area. This decrease in volume was partially offset by the delivery of avocados from our California growers in January 2003 in connection with high winds experienced in key growing areas. Conversely, our international avocados and perishable food products business showed significant revenue growth driven by the increases in the volume of avocados being imported from Chile and Mexico. Net sales generated by our processed products business are not subject to the seasonal effect experienced by our other operating segments. Sales to third parties from our processed products business have continued to generate comparable sales when compared to the same period in the prior year and have, therefore, continued to have comparable significance to our consolidated sales.

Net sales by segment include intercompany sales of avocados from our Uruapan packinghouse to our Mexicali processing plant, as well as value-added services billed by our Mexicali processing plant to our Santa Paula processing plant in processing fresh avocados into avocado pulp. All intercompany sales are eliminated in our consolidated results of operations.

California avocados

Net sales delivered by the business decreased by approximately $5.0 million, or 29.1%, for the first quarter of fiscal 2003, when compared to the same period for fiscal 2002. This decrease in sales reflects a decrease in avocados delivered by our growers of 22.8%, or 4.9 million pounds, when compared to the same prior year period. The decrease in the pounds delivered is attributable to a quarantine affecting the Valley Center, California growing area and a reduced 2002 carry-over crop being harvested in 2003 as compared to the same prior year period. Based on current estimates approximately 70.0 million pounds of avocados are included in the quarantine area of which we believe approximately 1.2 million pounds would have been harvested by us if the quarantine had not been present. In addition, our growers only delivered 0.3 million pounds of 2002 carry-over crop during the first quarter of fiscal 2003, as compared to 4.0 million pounds of 2001 carry-over crop for the same prior year period. Despite this decrease in volume, we have continued to build on our leadership role in packing and marketing California grown avocados and have increased our market share of first grade Hass variety avocados by approximately 3.2% to 42.9% in the first quarter of fiscal 2003 when compared to a 39.7% market share for the same prior year period. We believe that this increase in market share, during this time frame, reflects our continued focus on the California avocado crop during a period where most of our competitors handle Chilean grown avocados.

Average selling prices on a per case basis for first grade Hass variety avocados for the first quarter remained flat with a $0.02 increase per pound. This pricing structure reflects the impact of a smaller California avocado harvest offset by the effect of a larger volume of Chilean avocado imports in the marketplace.

We anticipate that our California Avocado business will experience a seasonal increase during the second fiscal quarter of 2003. We anticipate the additional influx of avocados located in the Valley Center, California growing area to occur in our second and third fiscal quarters as growers fulfill regulatory requirements and are permitted to harvest avocados within the quarantine area.

International and perishable food products

For the quarters ended January 31, 2003 and 2002, net sales include approximately $1.8 million and $1.7 million of intercompany sales between our Uruapan packinghouse and our Mexicali processing plant, which are eliminated in our consolidated condensed financial results. For the quarter ended January 31, 2003, when compared to the same period for fiscal 2001, sales to third-party customers increased by approximately $3.6 million, or 15.5%, from $23.0 million to $26.5 million.

The increased sales to third parties by our international and perishable food products business are primarily driven by the increased sales of Chilean and Mexican grown avocados in the U.S. marketplace. The volume of fruit handled increased by 4.6 million pounds of Chilean grown avocados, or 31.9% and 2.3 million pounds of Mexican grown avocados, or 25.0%, for the first quarter of fiscal 2003 when compared to the same prior year period. The increase in the volume of fruit handled by us was partially offset by a decrease in the average selling price per carton of approximately 17.8% and 1.4% for Chilean and Mexican avocados.

As planned, we anticipate that net sales for this segment will decrease in the second fiscal quarter of 2003. This is consistent with the cyclical nature of the availability of foreign sourced avocados in the U.S. marketplace. We anticipate that for the second fiscal quarter we will sell a significantly smaller volume of Chilean grown avocados offset by an increased volume of Mexican avocados. We will end the packing and importing of Mexican grown avocados on April 15, 2003, as required by rules established by the U.S. Department of Agriculture.

Processed products

For the quarters ended January 31, 2003 and 2002, net sales include approximately $1.0 million and $1.6 million of intercompany sales between our Mexicali and Santa Paula processing plants, which are eliminated in our consolidated financial results. For the quarter ended January 31, 2003 when compared to the same period for fiscal 2002, sales to third-party customers decreased by approximately $0.1 million, or 0.9%, from $5.6 million to $5.5 million. The decrease in sales is consistent with a decrease in total pounds of product sold of approximately 0.2 million pounds, or 6.6%, offset by a slight increase in average prices.

Our strategy to reverse the decrease in sales generated by our processed business includes the introduction of new products. Specifically, we have installed a new piece of equipment in our Mexicali, Mexico processing facility that subjects refrigerated processed avocado product to ultra-high pressure treatment. Processed avocado products that have been treated using this ultra-high pressure machinery generally have superior quality in that the texture and flavor is improved over frozen avocado products. The introduction of these refrigerated products continues to meet our sales expectations with total revenues in the first fiscal quarter of 2003 approximating $170,000. We believe that the introduction of this product will, in the long-term, successfully address a growing market segment and reverse the recent decline in our sales. However, there can be no assurances that we will be successful at developing competitive products and penetrating a marketplace that is currently dominated by an established competitor.

Gross Margins

The following table summarizes our gross margins and gross profit percentages by business segment:

	Three months ended January 31,

(in thousands)	2003	Change	2002

Gross Margins:
California Avocados	$662	(32.8)%	$985
International Avocados and Perishable Food Products	1,805	34.5%	1,342
Processed Products	1,456	16.1%	1,254

Total Gross Margins	$3,923	9.6%	$3,581

Gross Profit Percentages:
California Avocados	5.4%		5.7%
International Avocados and Perishable Food Products	6.8%		5.8%
Processed Products	26.3%		22.5%
Consolidated	8.9%		7.8%

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $0.3 million or 9.6% for the first quarter of fiscal 2003 when compared to the same period for fiscal 2002. This increase is principally attributable to improved profitability of our international avocados and perishable food products offset by decreases in gross profit percentages for our California avocado and processed products segments.

Our California avocados business experienced lower gross profit percentage principally as a result of lower packing efficiencies achieved at our Santa Paula and Temecula packinghouses during the seasonally lower volume first quarter. Conversely, the gross profit percentage generated by our international avocados and perishable products business improved due to a higher volume of imported avocados handled offset by lower avocado sales prices. During the first fiscal quarter of 2003, we packed approximately 2.3 million additional pounds at our Uruapan, Mexico packinghouse when compared to the same prior year period, thereby decreasing our per pound packing costs. In addition to the efficiencies achieved by our Uruapan, Mexico operations we also increased the volume of Chilean avocados handled in the first quarter of 2003 by 4.6 million pounds when compared to fiscal 2002. The increased volume helped drive efficiencies, but was largely offset by reduced prices in the marketplace for Chilean avocados. The processed products gross profit percentages for the quarter ended January 31, 2003 improved primarily as a result of sales of processed avocado products produced with lower cost avocado pulp. We anticipate, however, that the gross profit percentage for our processed product segment will experience greater fluctuations in the next six to nine months as we relocate our production from Santa Paula, California and Mexicali, Mexico to a newly acquired facility in Uruapan, Mexico.

Selling, General and Administrative

	Three months ended January 31,

(in thousands)	2003	Change	2002

Selling, General and Administrative	$3,191	5.5%	$3,024
Percentage of Net Sales	7.2%		6.6%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.2 million, or 5.5% for the three months ended January 31, 2003 when compared to the same period for fiscal 2002. The increased general and administrative costs relate principally to additional employee compensation and other miscellaneous expenses incurred in marketing our products. As a percentage of net sales, selling general and administrative expenses have increased to 7.2% for the three months ended January 31, 2003, as compared to 6.6% for the same prior year period, principally resulting from the decrease in sales derived from our California avocado segment.

Other Expense (Income), Net

	Three months ended January 31,

(in thousands)	2003	Change	2002

Other expense (income), net	$(115)	NM	$(8)
Percentage of net sales	(0.3)%		—%
(NM is Not Meaningful)

Other expense (income), net includes interest income and expense generated in connection with our financing activities, as well as certain other transactions that are outside of the course of normal operations. During the first quarter of fiscal 2003, other expense (income) includes interest accrued on notes receivable from directors and officers of approximately $0.1 million.

Provision (Benefit) for Income Taxes

	Three months ended January 31,

(in thousands)	2003	Change	2002

Provision (benefit) for income taxes	$347	37.2%	$253
Percentage of income before provision (benefit) for income taxes	41.0%		44.8%

For the first three months of fiscal 2003 and 2002, our provision for income taxes approximated $0.3 million. The effective tax rate for fiscal 2001 reflects the impact from non-deductible fines and penalties. The effective income tax rate for fiscal 2003 is higher than the federal statutory rate principally due to state taxes. The effective income tax rate for fiscal 2002 reflects the impact of additional provisions recorded in connection with our Mexican operations.

Liquidity and Capital Resources

Cash provided by operating activities for the first three months of fiscal 2003 and 2002 was $1.9 million and $2.7 million. Operating cash flows reflect our net income of $0.5 million, net noncash charges (depreciation and amortization, provision for losses on accounts receivable) of $0.5 million and a net increase in the non cash components of our working capital of approximately $0.9 million.

These working capital increases include an increase in inventories of $2.0 million, an increase in grower loans of $0.2 million, and an increase in trade accounts payable and accrued expenses of $1.6 million. The increases in inventory, accounts payable, and accrued expenses primarily reflect management’s decision to build inventory positions prior to the restructuring of the processed product segment and to take advantage of favorable avocado prices in Mexico. These working capital increases were offset by a decrease in accounts receivable of $0.4 million, a decrease in advances to suppliers of $2.4 million, a decrease in payable to growers of $1.6 million and other net decreases of $0.3 million. The decrease in advances to suppliers and payable to growers primarily reflects the cyclical decrease in volume for both the Chilean avocado import program and the California avocado harvest.

Cash used in investing activities was $1.1 million for the first three months of fiscal 2003 and related principally to the purchase of, and deposits on, capital expenditures.

Cash used in financing activities was $1.5 million for the first three months of fiscal 2003 and related principally to payment of dividend of $2.6 million and repayment of debt of $0.3 million, offset by cash inflows of $0.5 million related to collections on notes receivable from shareholders, $0.5 million related to the exercise of stock options by our directors and $0.4 million related to short-term borrowings.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of January 31, 2003 and October 31, 2002, totaled $0.1 million and $0.9 million. Our working capital at January 31, 2003 was $19.6 million compared to $18.8 million at October 31, 2002. The overall working capital increase reflects the payment of our annual dividend, increases in inventory and decreases in accounts payable and accrued expenses.

We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. For example, subsequent to January 31, 2003, we made an advance to an avocado supplier totaling $1.8 million and we paid an additional $0.7 million to finalize the purchase of a facility. In connection with the purchase of this facility and the relocation of our processed operations, we expect to utilize additional cash resources in amounts that have not yet been fully determined. In order to finance such growth, we may seek to obtain additional borrowings or issue shares of our common stock. Our largest line of credit, which has a borrowing capacity of $23,500,000, was renewed on February 27, 2002 for a two-year period. However, there can be no assurance that other financing for such growth will be available on favorable terms, or at all.

Impact of Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS 143 applies to all entities and amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS 143 had no impact on our consolidated condensed financial statements during the first quarter of fiscal 2003.

     In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). While SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of that Statement. We adopted SFAS 144 on November 1, 2002. The implementation of SFAS 144 had no impact on our consolidated condensed financial statements during the first quarter of fiscal 2003.

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

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FASB Statement Nos. 5, 57 and 107, and rescission of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We indemnify our directors, and have the power to indemnify each of our officers, employees and other agents, to the maximum extent permitted by applicable law. The maximum amount of potential future payments under such indemnifications is not determinable.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure — an amendment of FASB Statement No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We have not determined whether we will adopt the fair value based method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. We did not have any variable interest entities as of January 31, 2003. Furthermore, we are currently evaluating the provisions of the interpretation, but believe that adoption will not have a material impact on our consolidated results of operations or our financial position.

CAUTIONARY STATEMENT

     This Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “will,” and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: increased competition, conducting substantial amounts of business internationally, pricing pressures on agricultural products, adverse weather and growing conditions confronting avocado growers, new governmental regulations, as well as other risks and uncertainties, including, but not limited to, those set forth in Part I., Item 1 under the caption “Certain Business Risks” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments include cash and cash equivalents, accounts receivable, short and long-term loans to growers, notes receivable from shareholders, United States government bonds with a maturity date of August 15, 2005, accounts payable, current borrowings pursuant to our credit facilities with financial institutions and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2003.

(All amounts in thousands)	Expected maturity date October 31,

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Assets
Cash and cash equivalents (1)	$123	$—	$—	$—	$—	$—	$123	$123
Accounts receivable (1)	17,466	—	—	—	—	—	17,466	17,466
Short-term loans to growers (1)	689	—	—	—	—	—	689	689
Loans to growers (2)	100	—	797	—	392	—	1,289	1,263
Notes receivable from shareholders (3)	325	323	266	266	3,999	—	5,179	5,179
United States government bonds (4)	—	—	2,006	—	—	—	2,006	2,134
Liabilities
Payable to growers (1)	$8,011	$—	$—	$—	$—	$—	$8,011	$8,011
Accounts payable (1)	904	—	—	—	—	—	904	904
Current borrowings pursuant to credit facilities(1)	3,400	—	—	—	—	—	3,400	3,400
Industrial development and revenue bond(1)	—	—	2,800	—	—	—	2,800	2,800
Fixed-rate long-term obligations (5)	81	69	88	13	8	17	276	284

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, short-term advances to growers, accounts payable, payable to growers, current borrowings pursuant to credit facilities and industrial development and revenue bond approximate their fair value due to the short maturity of these financial instruments.

(2)	Loans to growers bear fixed interest rates ranging from 0.0% to 10.0% with a weighted-average interest rate of 7.6%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 8.3%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $36,000.

(3)	Notes receivable from shareholders bear interest at 7.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 7.0%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $234,000.

(4)	Our investments in United States government bonds are being held in an irrevocable trust which has been designated to be used only to satisfy the scheduled payments of interest and principal related to our industrial development and revenue bonds. As these securities are intended to be held to maturity, their carrying value in our financial statements is $2,006,000 reflecting their amortized cost. However, the fair value of these securities as of January 31, 2003 approximates $2,134,000. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $60,000. We did not purchase any additional government bonds during the first quarter of fiscal 2003.

(5)	Fixed-rate long-term obligations bear interest rates ranging from 3.3% to 9.9% with a weighted-average interest rate of 4.1%. We believe that loans with a similar risk profile would currently yield a return of 3.0%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $8,000. We retired long-term fixed-rate obligations with a principal amount of $306,000 during the first quarter of fiscal 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and its Vice President — Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Vice President — Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results from operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b)	Reports on Form 8-K

Report on Form 8-K dated December 19, 2002, reporting the amendment of our Bylaws whereby the requirement that a director or director nominee enter into a marketing agreement with us was eliminated.

Report on Form 8-K dated December 27, 2002, reporting the resignation of Edward P. Smith as a member of our board of directors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)

Date: March 12, 2003	By	/s/ Lecil E. Cole Lecil E. Cole Chairman of the Board of Directors, Chief Executive Officer and President

Date: March 12, 2003	By	/s/ Wolfgang P. Hombrecher Wolfgang P. Hombrecher Vice President Finance and Corporate Secretary

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 12, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 12, 2003

/s/   Wolfgang P. Hombrecher

Wolfgang P. Hombrecher
Vice President — Finance and Corporate Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002