Form 10-Q
period 2003-04-30
CALAVO GROWERS INC
filed 2003-06-12
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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
Yes [X]   No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

Registrant’s number of shares of common stock outstanding as of April 30, 2003 was 12,929,909.

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
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT 99.1
EXHIBIT 99.2

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	April 30,	October 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$854	$921
Accounts receivable, net of allowance for doubtful accounts of $44 (2003) and $25 (2002)	23,687	17,907
Inventories, net	13,260	12,461
Prepaid expenses and other current assets	3,765	3,945
Loans to growers	418	467
Advances to suppliers	2,014	2,535
Income taxes receivable	499	225
Deferred income taxes	1,252	1,252

Total current assets	45,749	39,713
Property, plant, and equipment, net	9,908	9,497
Investments held to maturity	2,033	1,979
Other assets	3,806	3,943

	$61,496	$55,132

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$12,380	$6,368
Trade accounts payable	1,313	1,708
Accrued expenses	5,970	7,015
Short-term borrowings	4,100	3,000
Dividend payable	—	2,567
Current portion of long-term obligations	80	222

Total current liabilities	23,843	20,880
Long-term liabilities:
Long-term obligations, less current portion	2,984	3,180
Deferred income taxes	516	516

Total long-term liabilities	3,500	3,696
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 12,930 (2003) and 12,835 (2002) issued and outstanding	13	13
Additional paid-in capital	24,727	24,221
Notes receivable from shareholders	(4,864)	(5,720)
Retained earnings	14,277	12,042

Total shareholders’ equity	34,153	30,556

	$61,496	$55,132

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,

	2003	2002	2003	2002

Net sales	$57,393	$56,144	$101,622	$101,867
Cost of sales	50,422	49,006	90,728	91,148

Gross margin	6,971	7,138	10,894	10,719
Special charges	98	—	98	—
Selling, general and administrative	4,130	3,254	7,321	6,278

Operating income	2,743	3,884	3,475	4,441
Other expense (income), net	(206)	(145)	(321)	(153)

Income before provision for income taxes	2,949	4,029	3,796	4,594
Provision for income taxes	1,214	1,758	1,561	2,011

Net income	$1,735	$2,271	$2,235	$2,583

Net income per share:
Basic	$0.13	$0.20	$0.17	$0.23

Diluted	$0.13	$0.19	$0.17	$0.23

Number of shares used in per share computation:
Basic	12,930	11,637	12,892	11,044

Diluted	12,960	11,670	12,922	11,044

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended April 30,

	2003	2002

Cash Flows from Operating Activities:
Net income	$2,235	$2,583
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	987	997
Write-off of fixed assets	27	—
Provision for losses on accounts receivable	19	20
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(5,799)	(1,286)
Inventories, net	(799)	(7,463)
Income taxes receivable	(202)	144
Prepaid expenses and other assets	923	(1,815)
Advances to suppliers	521	2,372
Loans to growers	49	67
Payable to growers	6,012	5,971
Trade accounts payable and accrued expenses	(1,440)	2,321

Net cash provided by operating activities	2,533	3,911
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(2,085)	(527)

Net cash used in investing activities	(2,085)	(527)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(2,567)	—
Proceeds from/(repayments of) short-term borrowings, net	1,100	(4,800)
Additional costs related to the rights offering	(41)	—
Collection on notes receivable	856	120
Payments on long-term obligations	(338)	(284)
Exercise of stock options	475	412

Net cash used in financing activities	(515)	(4,552)

Net increase (decrease) in cash and cash equivalents	(67)	(1,168)
Cash and cash equivalents, beginning of period	921	2,057

Cash and cash equivalents, end of period	$854	$889

Supplemental Information -
Cash paid during the year for:
Interest	$118	$232

Income taxes	$1,545	$575

Noncash Investing and Financing Activities:
Exercise of stock options using promissory notes	$—	$4,789

5% Stock dividend	$—	$2,167

Stock purchase using promissory notes	$—	$1,963

Tax benefit related to stock options	$72	$—

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

     The accompanying consolidated condensed financial statements are unaudited. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position, results of operations, and cash flows. Such adjustments consist of adjustments of a normal recurring nature. Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year. Our operations are sensitive to a number of factors including weather-related phenomena and their effects on industry volumes, prices, product quality and costs. Operations are also sensitive to fluctuations in currency exchange rates in both sourcing and selling locations, as well as economic crises and security risks in developing countries. These statements should also be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

Recent Accounting Standards

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS 143 applies to all entities and amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS 143 during the first quarter of fiscal 2003 had no impact on our consolidated condensed financial statements.

     In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). While SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of that Statement. We adopted SFAS 144 on November 1, 2002. The implementation of SFAS 144 during the first quarter of fiscal 2003 had no impact on our consolidated condensed financial statements.

     In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS 4”) and amends other existing authoritative pronouncements. As a result of SFAS 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). Applying the provisions of APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. We adopted SFAS 145 on November 1, 2002. The implementation of SFAS 145 did not impact our financial position or results of operations.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 were effective for exit or disposal activities that were initiated after December 31, 2002. Accordingly, the restructuring of our processed products operations discussed in Note 7 has been accounted for in accordance with this accounting pronouncement.

     In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FASB Statement Nos. 5, 57 and 107, and rescission of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We indemnify our directors, and have the power to indemnify each of our officers, employees and other agents, to the maximum extent permitted by applicable law. The maximum amount of potential future payments under such indemnifications is not determinable. Adoption of the recognition provisions of FIN 45, effective January 1, 2003, had no impact on our financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We have not determined whether we will adopt the fair value based method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued (“FIN”) 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply to all financial statements issued after January 31, 2003. We did not have any variable interest entities as of April 30, 2003.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”)”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current period presentation.

2.   Information regarding our operations in different segments

     We operate and track results in three reportable segments - California avocados, international avocados and perishable foods products, and processed products. These three business segments are presented based on our management structure and information used by the President to measure performance and allocate resources. The California avocados segment includes all operations that involve the distribution of avocados procured in California. The international avocados and perishable foods products segment includes both operations related to distribution of fresh avocados procured from Mexico, Chile and New Zealand and distribution of other perishable food items. The processed products segment represents all operations related to the purchase, manufacturing, and distribution of processed avocado products. Those costs that can be specifically identified with a particular product line are charged directly to that product line. Costs that are not segment specific are generally allocated based on five-year average sales dollars. We do not allocate assets or specifically identify them to our operating segments.

     The quarterly results by segment for the quarter and six-month period ended April 30, 2002 reflect a revision of previously reported amounts. This revision was made to reclassify certain costs and expenses consistent with the 2003 presentation.

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total

	(All amounts are presented in thousands)
Six months ended April 30, 2003
Net sales	$47,147	$46,180	$14,063	$(5,768)	$101,622
Cost of sales	42,806	42,622	11,068	(5,768)	90,728

Gross margin	4,341	3,558	2,995	—	10,894
Special charges	—	—	98	—	98
Selling, general and administrative	3,465	1,519	2,337	—	7,321

Operating income (loss)	876	2,039	560	—	3,475
Other expense (income), net	(256)	(74)	9	—	(321)

Income before provision for income taxes	1,132	2,113	551	—	3,796
Provision for income taxes	465	869	227	—	1,561

Net income	$667	$1,244	$324	$—	$2,235

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total

	(All amounts are presented in thousands)
Six months ended April 30, 2002
Net sales	$53,480	$40,744	$15,257	$(7,614)	$101.867
Cost of sales	48,536	37,581	12,645	(7,614)	91,148

Gross margin	4,944	3,163	2,612	—	10,719
Selling, general and administrative	3,035	1,275	1,968	—	6,278

Operating income	1,909	1,888	644	—	4,441
Other expense (income), net	(219)	(5)	71	—	(153)

Income before provision for income taxes	2,128	1,893	573	—	4,594
Provision for income taxes	931	829	251	—	2,011

Net income	$1,197	$1,064	$322	$—	$2,583

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total

	(All amounts are presented in thousands)
Three months ended April 30, 2003
Net sales	$34,962	$17,891	$7,509	$(2,969)	$57,393
Cost of sales	31,283	16,138	5,970	(2,969)	50,422

Gross margin	3,679	1,753	1,539	—	6,971
Special charges	—	—	98	—	98
Selling, general and administrative	1,948	838	1,344	—	4,130

Operating income (loss)	1,731	915	97	—	2,743
Other expense (income), net	(148)	(58)	—	—	(206)

Income before provision for income taxes	1,879	973	97	—	2,949
Provision for income taxes	771	402	41	—	1,214

Net income	$1,108	$571	$56	$—	$1,735

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total

		(All amounts are presented in thousands)
Three months ended April 30, 2002
Net sales	$36,297	$16,084	$8,097	$(4,334)	$56,144
Cost of sales	32,338	14,263	6,739	(4,334)	49,006

Gross margin	3,959	1,821	1,358	—	7,138
Selling, general and administrative	1,565	611	1,078	—	3,254

Operating income	2,394	1,210	280	—	3,884
Other expense (income), net	(146)	(21)	22	—	(145)

Income before provision for income taxes	2,540	1,231	258	—	4,029
Provision for income taxes	1,116	532	110	—	1,758

Net income	$1,424	$699	$148	$—	$2,271

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     The following table sets forth sales by product category, by segment (in thousands):

	Six months ended April 30, 2003				Six months ended April 30, 2002

		International				International
		avocados and				avocados and
		perishable				perishable
	California	food	Processed		California	food	Processed
	avocados	products	products	Total	avocados	products	products	Total

Third-party sales:
California avocados	$43,897	$—	$—	$43,897	$49,451	$—	$—	$49,451
Imported avocados	—	34,609	—	34,609	—	30,308	—	30,308
Papayas	—	1,280	—	1,280	—	1,481	—	1,481
Miscellaneous	—	4	—	4	—	27	—	27
Processed — food service	—	—	11,844	11,844	—	—	11,461	11,461
Processed — retail and club	—	—	2,550	2,550	—	—	2,491	2,491

Total fruit and product sales to third-parties	43,897	35,893	14,394	94,184	49,451	31,816	13,952	95,219
Freight and other charges	3,336	6,536	122	9,994	4,129	5,175	95	9,399

Total third-party sales	47,233	42,429	14,516	104,178	53,580	36,991	14,047	104,618
Less sales incentives	(86)	(77)	(2,393)	(2,556)	(100)	(90)	(2,561)	(2,751)

Total net sales to third-parties	47,147	42,352	12,123	101,622	53,480	36,901	11,486	101,867
Intercompany sales	—	3,828	1,940	5,768	—	3,843	3,771	7,614

Net sales	$47,147	$46,180	$14,063	107,390	$53,480	$40,744	$15,257	109,481

Intercompany sales eliminations				(5,768)				(7,614)

Consolidated net sales				$101,622				$101,867

	Three months ended April 30, 2003				Three months ended April 30, 2002

		International				International
		avocados and				avocados and
		perishable				perishable
	California	food	Processed		California	food	Processed
	avocados	products	products	Total	avocados	products	products	Total

Third-party sales:
California avocados	$32,479	$—	$—	$32,479	$33,387	$—	$—	$33,387
Imported avocados	—	11,775	—	11,775	—	10,422	—	10,422
Papayas	—	678	—	678	—	718	—	718
Miscellaneous	—	4	—	4	—	1	—	1
Processed — food service	—	—	6,575	6,575	—	—	5,949	5,949
Processed — retail and club	—	—	1,299	1,299	—	—	1,100	1,100

Total fruit and product sales to third-parties	32,479	12,457	7,874	52,810	33,387	11,141	7,049	51,577
Freight and other charges	2,525	3,427	66	6,018	2,957	2,850	54	5,861

Total third-party sales	35,004	15,884	7,940	58,828	36,344	13,991	7,103	57,438
Less sales incentives	(42)	(46)	(1,347)	(1,435)	(47)	(47)	(1,200)	(1,294)

Total net sales to third-parties	34,962	15,838	6,593	57,393	36,297	13,944	5,903	56,144
Intercompany sales	—	2,053	916	2,969	—	2,140	2,194	4,334

Net sales	$34,962	$17,891	$7,509	60,362	$36,297	$16,084	$8,097	60,478

Intercompany sales eliminations				(2,969)				(4,334)

Consolidated net sales				$57,393				$56,144

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

3.    Inventories

     Inventories consist of the following (in thousands):

	April 30,	October 31,
	2003	2002

Fresh fruit	$4,407	$1,534
Packing supplies and ingredients	1,401	1,958
Finished processed foods	7,452	8,969

	$13,260	$12,461

     During the three and six-month periods ended April 30, 2003 and 2002, we were not required to, and did not record any provisions to reduce our inventories to the lower of cost or market.

4.    Related Party Transactions

     We sell papayas purchased from an entity owned by our Chairman of the Board of Directors, Chief Executive Officer and President. Sales of papayas to the related entity amounted to approximately $1,280,000, and $1,481,000 for the six months ended April 30, 2003 and 2002, resulting in gross margins of approximately $127,000 and $140,000. Included in trade accounts payable and accrued liabilities are approximately $203,000, and $119,000 at April 30, 2003 and October 31, 2002 due to this entity.

     Certain members of our board of directors market avocados through Calavo pursuant to a marketing agreement that is substantially similar to the marketing agreements that we entered into with other growers. During the six months ended April 30, 2003 and 2002, the aggregate amount earned for avocados delivered by members of our board of directors with respect to avocados marketed through Calavo including entities owned or controlled by the directors, was $0.9 million and $2.4 million.

5.    Other Events

Dividend payment

     On January 2, 2003, we paid a $0.20 per share dividend in the aggregate amount of $2,567,000 to all shareholders of record as of November 15, 2002.

Exercise of stock options

     During the six-months ended April 30, 2003, 95,000 stock options were exercised for proceeds totaling $475,000.

Advances to avocado supplier

     As of April 30, 2003, we had advanced a supplier, consistent with prior year practices, $1,800,000 in connection with the procurement of avocados during periods spanning our 2003 and 2004 fiscal years.

     Through June 9, 2003, we advanced to suppliers an additional $625,000 in connection with the procurement of avocados during periods spanning our 2003 and 2004 fiscal years.

Purchase Commitments

     On May 14, 2003, we entered into a short-term commitment to purchase approximately 1.3 million pounds of processed avocado products from a supplier for a cost of approximately $1.5 million.

Extension of Credit Facility

     On May 23, 2003, we extended our $3 million credit facility with a bank through October 31, 2003 with no changes to any other terms. The facility was scheduled to expire on July 31, 2003.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

6.    Processed product segment restructuring

     On February 17, 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan calls for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan in a time- frame of approximately six to nine months from April 30, 2003. We believe that this restructuring will provide cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services.

     Through April 30, 2003, we have incurred costs related to this restructuring approximating $371,000. Our income statements for the three and six months ended April 30, 2003, include $173,000 as cost of sales, $98,000 as special charges, and $100,000 as selling, general and administrative expenses. These costs are comprised of the following components as of and for the three months ended April 30, 2003:

				Reserves
	Special	Amounts	Non-cash	remaining
(in thousands)	charges	paid	Charges	to be utilized

Employee separation costs	$71	$(71)	$—	$—
Write-down of fixed assets (net book value of $42)	27	—	(27)	—

Total special charges	98	(71)	(27)	—
Selling, general and administrative – freight	100	—	—	100
Cost of sales - facility operating costs	173	(153)	(20)	—

	$371	$(224)	$(47)	$100

     Special charges recorded through April 30, 2003 consist entirely of employee separation costs and write-downs of fixed assets. All employee separation costs were paid in cash during the three months ended April 30, 2003 and represent final payments to 26 production and 4 managerial employees formerly working at our Santa Paula, California processing facility. We expect to pay additional employee separation costs in connection with our planned future closure of our Mexicali, Baja California Norte production facility which will be recognized when incurred. Those costs have not yet been quantified and are expected to be accrued for and paid prior to December 31, 2003. Costs related to the write-down of fixed assets, held for disposition or sale, represent a non-cash charge to reduce the carrying value of production assets located at our Santa Paula, California processed facility to their net realizable value (anticipated sales price less cost of disposition). As of April 30, 2003, we have not accrued for any charges relating to the write-down of production assets being held at our Mexicali, Baja California Norte production facility as it is anticipated that all such assets will be recommissioned at our new facility in Uruapan, Michoacan or their carrying value is less than their net realizable value.

     Additional restructuring related expenses and special charges are expected to be incurred throughout the remainder of fiscal 2003, but such amounts are not yet determinable.

7.    Stock-based compensation

     As permitted by SFAS No. 123, “Accounting for Stock-Based compensation” (“SFAS No. 123”), the Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under APB 25, the Company has recognized no compensation expense with respect to stock option awards. Had compensation cost for stock option awards been determined based on the fair value of each award at its grant date, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income from operations would have been $1,297,000 and pro forma net income per share would have been $0.12 for the six month period ended April 30, 2002. Net income and net income per share for all other periods would have remained unchanged.

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

Recent Developments

Dividend payment

     On January 2, 2003, we paid a $0.20 per share dividend in the aggregate amount of $2,567,000 to all shareholders of record as of November 15, 2002.

Exercise of stock options

     During the quarter ended January 31, 2003, 95,000 stock options were exercised, totaling $475,000.

Processed products restructuring

     On February 17, 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan calls for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan in a time- frame of approximately six to nine months from April 30, 2003. We believe that this restructuring will provide cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services.

     Through April 30, 2003, we have incurred costs related to this restructuring approximating $371,000. Our income statements for the three and six months ended April 30, 2003, include $173,000 as cost of sales, $98,000 as special charges, and $100,000 as selling, general and administrative expenses. These costs are comprised of the following components as of and for the three months ended April 30, 2003:

				Reserves
	Special	Amounts	Non-cash	available to
(in thousands)	charges	paid	Charges	be utilized

Employee separation costs	$71	$(71)	$—	$—
Write-down of fixed assets (net book value of $42)	27	—	(27)	—

Total special charges	98	(71)	(27)	—
Selling, general and administrative - freight	100	—	—	100
Cost of sales - facility operating costs	173	(153)	(20)	—

	$371	$(224)	$(47)	$100

     Special charges recorded through April 30, 2003 consist entirely of employee separation costs and write-downs of fixed assets. All employee separation costs were paid in cash during the three months ended April 30, 2003 and represent final payments to 26 production and 4 managerial employees formerly working at our Santa Paula, California processing facility. We expect to pay additional employee separation costs in connection with our planned future closure of our Mexicali, Baja California Norte production facility which will be recognized when incurred. Those costs have not yet been quantified and are expected to be accrued for and paid prior to December 31, 2003. Costs related to the write-down of fixed assets, held for disposition or sale, represent a non-cash charge to reduce the carrying value of production assets located at our Santa Paula, California processed facility to their net realizable value (anticipated sales price less cost of disposition). As of April 30, 2003, we have not accrued for any charges relating to the write-down of production assets being held at our Mexicali, Baja California Norte production facility as it is anticipated that all such assets will be recommissioned at our new facility in Uruapan, Michoacan or their carrying value is less than their net realizable value.

     Additional restructuring related expenses and special charges are expected to be incurred throughout the remainder of fiscal 2003, but such amounts are not yet determinable.

Advances to avocado supplier

     As of April 30, 2003, we had advanced a supplier $1,800,000 in connection with the procurement of avocados during periods spanning our 2003 and 2004 fiscal years.

     Through June 9, 2003, we advanced to suppliers an additional $625,000 in connection with the procurement of avocados during periods spanning our 2003 and 2004 fiscal years.

Purchase Commitments

     On May 14, 2003, we entered into a short-term commitment to purchase approximately 1.3 million pounds of processed avocado products from a supplier for a cost of approximately $1.5 million.

Extension of Credit Facility

     On May 23, 2003, we extended our $3 million credit facility with a bank through October 31, 2003. The facility was scheduled to expire on July 31, 2003.

Net Sales

     The following table summarizes our net sales by business segment for each of the three and six month periods ended April 30, 2003 and 2002, respectively:

	Three months ended April 30,			Six months ended April 30,

(in thousands)	2003	Change	2002	2003	Change	2002

Net sales:
California avocados	$34,962	(3.7)%	$36,297	$47,147	(11.8)%	$53,480
International avocados and perishable food products	17,891	11.2%	16,084	46,180	13.3%	40,744
Processed products	7,509	(7.3)%	8,097	14,063	(7.8)%	15,257
Eliminations	(2,969)		(4,334)	(5,768)		(7,614)

Total net sales	$57,393	2.2%	$56,144	$101,622	(0.2)%	$101,867

As a percentage of net sales:
California avocados	60.9%		64.6%	46.4%		52.5%
International avocados and perishable food products	27.6%		24.9%	41.7%		36.2%
Processed products	11.5%		10.5%	11.9%		11.3%

	100.0%		100.0%	100.0%		100.0%

     Net sales for the second quarter of fiscal 2003 compared to fiscal 2002 increased by $1.2 million, or 2.2%; whereas net sales for the six months ended April 30, 2003 compared to fiscal 2002 decreased by $0.2 million, or 0.2%. Consistent with the historical cyclicality of the California avocado harvest season, our California avocado business generated 60.9% of our consolidated net sales for the second quarter as compared to 64.6% for the same prior year period. For the six month period, the net sales growth reflects an increasing percentage of our business being generated from our International avocados and perishable food products segment. Net sales generated by our International avocados and perishable food products business depend principally on the availability of Chilean and Mexican grown avocados in the U.S. markets. As both Mexican and Chilean grown avocados are generally available during the first six months of our fiscal year and to a lesser degree during our fourth fiscal quarter, we expect significantly lower sales from our International avocado and perishable food products business during the third fiscal quarter. Net sales generated by our Processed products business are not subject to the seasonal effect experienced by our other operating segments. We anticipate that sales generated from our California avocados and International avocados and perishable food products segments will continue to represent the majority of total net sales and the percentage of total net sales generated from these segments may increase in the future.

     Net sales by segment include intercompany sales of avocados from our Uruapan packinghouse to our Mexicali processing plant, as well as value-added services billed by our Mexicali processing plant to our Santa Paula processing plant in processing fresh avocados into avocado pulp. All intercompany sales are eliminated in our consolidated results of operations.

California Avocados

     Net sales delivered by the business decreased by approximately $1.3 million or 3.7% for the second quarter of fiscal 2003 when compared to the same period for fiscal 2002. The decrease in sales reflects a significant decrease in avocados delivered by our growers, partially offset by an improvement in the average selling prices. During the second fiscal quarter of 2003, our growers delivered 21.6%, or 9.7 million, fewer pounds of avocados as compared to the same prior year period. This decrease in delivered pounds is attributable to an overall decrease in the anticipated crop size, a shift in the current year volume to growing areas where we do not command as significant of a market share and the accelerated harvest of avocados in the quarantined Valley Center, California growing area. This decrease in volume is also largely responsible for the decrease in our market share of first grade Hass variety avocados by approximately 3.8% to 31.7% in the second quarter of fiscal 2002, when compared to a 35.5% market share for the same prior year period.

     Net sales delivered by the business decreased by approximately $6.3 million, or 11.8%, for the first six months of fiscal 2003 compared to the same fiscal 2002 period. For the first six months of fiscal 2003, our growers delivered 22.0%, or 14.5 million, fewer pounds of avocados as compared to the same prior year period. In addition to the reasons cited as part of the quarterly decline in pounds delivered, the results for the six month period are further affected by a reduced 2002 carry-over crop being harvested in 2003 as compared to the same prior year period. Our growers only delivered 0.3 million pounds of 2002 carry-over crop during the first 6-months of fiscal 2003 as compared to 4.0 million pounds of 2001 carry-over crop for the same prior year period. This decrease in volume is also largely responsible for the decrease in our market share of first grade Hass variety avocados by approximately 2.7%, to 33.9%, in the first six months of fiscal 2003, when compared to a 36.6% market share for the same prior year period.

     Average selling prices on a per carton basis for first grade Hass variety avocados for the second quarter and the first six months of fiscal 2003 were $4.06 and $2.96 higher when compared to the same prior year periods. We attribute some of the increase in these average selling prices to increasing demand for California grown avocados prevailing in the U.S. marketplace and a reduced volume of avocados when compared to the same prior year periods. We believe that our investments in focused marketing activities combined with promotional programs established by the California Avocado Commission have generally had a positive effect on average sales prices. Our strategy is to continue to develop marketing opportunities that favorably position avocados packed by Calavo with our customers by emphasizing existing value-added services, such as fruit bagging and ripening. We believe these and other value-added strategies are critical elements in sustaining competitive average selling prices achieved during the second quarter of 2002.

     We anticipate that our California avocado business will experience a seasonal increase during the third fiscal quarter of 2003. In addition, we believe that the absence of imported avocados in the U.S. marketplace during the third fiscal quarter will positively impact average selling prices.

International and Perishable Food Products

     For the quarters ended April 30, 2003 and 2002, net sales include approximately $2.1 million and $2.1 million of intercompany sales between our Uruapan packinghouse and our Mexicali processing plant, which are eliminated in our consolidated financial results. For the quarter ended April 30, 2003, when compared to the same period for fiscal 2002, sales to third-party customers increased by approximately $1.9 million, or 13.6%, from $13.9 million to $15.8 million.

     For the first six months of fiscal 2003 and 2002, net sales include approximately $3.8 million and $3.8 million of intercompany sales between our Uruapan packinghouse and our Mexicali processing plant, which are eliminated in our consolidated financial results. For the first six months of fiscal 2003, when compared to the same period for fiscal 2002, sales to third-party customers increased by approximately $5.5 million, or 14.8% from $36.9 million to $42.4 million.

     The increased sales to third-parties by our International and perishable food products business are primarily driven by the increased sales of Chilean and Mexican grown avocados in the U.S. marketplace. The volume of fruit handled increased by 3.4 million pounds of Chilean grown avocados, or 20.8% and 4.8 million pounds of Mexican grown avocados, or 21.3%, for the first 6 months of fiscal 2003 when compared to the same prior year period.

     For the third fiscal quarter, we anticipate a cyclical decrease in sales from our international business due to the seasonality of Chilean and Mexican avocados. Sales for the third fiscal quarter will be limited to Mexican avocado exports to Japan, Canada and Europe, as well as the sale of Papayas and other perishable food products in the North American marketplace.

Processed Products

     For the quarter ended April 30, 2003 and 2002, net sales include approximately $0.9 million and $2.2 million of intercompany sales between our Mexicali and Santa Paula processing plants, which are eliminated in our consolidated financial results. For the quarter ended April 30, 2003, when compared to the same period for fiscal 2002, sales to third-party customers increased by approximately $0.7 million, or 11.7%, from $5.9 million to $6.6 million. The increase in third-party sales is attributable to both increases in volume and in sales prices. During the second fiscal quarter, we experienced an increase in pounds of product sold of approximately 252,000 pounds, or 7.8%. The average sales price increased by $0.07 per pound representing an improvement of approximately 3.9%. During the second quarter of fiscal 2003, we experienced an increase in demand for our frozen processed products as one of our competitors exited from the business.

     For the first six months of fiscal 2003 and 2002, net sales include approximately $1.9 million and $3.8 million of intercompany sales between our Mexicali and Santa Paula processing plants, which are eliminated in our consolidated financial results. For the first six months of fiscal 2003, when compared to the same period for fiscal 2002, sales to third-party customers increased by approximately $0.6 million or 5.5% from $11.5 million to $12.1 million. The increase in third-party sales is attributable to both increases in volume and in sales prices. During the first six months of fiscal 2003, we experienced a negligible increase in pounds of product sold of approximately 40,000 pounds. The average sales price increased by $0.09 per pound, representing an improvement of approximately 5.1%.

     Our strategy to reverse a historical decrease in sales generated by our processed business included the introduction of new products. Specifically, we have installed a new piece of equipment in our Mexicali, Mexico processing facility that subjects refrigerated processed avocado product to ultra high pressure treatment. The introduction of these refrigerated products continues to meet our sales expectations with total revenues for the first six months of 2003 approximating $869,000. We believe that the introduction of this product will, in the long-term, successfully address a growing market segment and reverse the recent decline in our sales. However, there can be no assurances that we will be successful at developing competitive products and penetrating a marketplace that is currently dominated by an established competitor.

Gross Margins

     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and six month periods ended April 30, 2003 and 2002, respectively:

	Three months ended April 30, 2003			Six months ended April 30, 2002

(in thousands)	2003	Change	2002	2003	Change	2002

Gross margins:
California avocados	$3,679	(7.1)%	$3,959	$4,341	(12.2)%	$4,944
International avocados and perishable food products	1,753	(3.7)%	1,821	3,558	12.5%	3,163
Processed products	1,539	13.3%	1,358	2,995	14.7%	2,612

Total gross margins	$6,971	(2.3)%	$7,138	$10,894	1.6%	$10,719

Gross profit percentages:
California avocados	10.5%		10.9%	9.2%		9.2%
International avocados and perishable food products	11.1%		13.1%	8.4%		8.6%
Processed products	23.3%		23.0%	24.7%		22.7%
Consolidated	12.1%		12.7%	10.7%		10.5%

     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins decreased by approximately $0.2 million or 2.3% for the second quarter of fiscal 2003 when compared to the same period for fiscal 2002. The decrease in gross margins is attributable to a shift in sales from California avocados to Mexican avocados during the second fiscal quarter. Furthermore, the gross profit percentages for Mexican grown avocados were adversely impacted by the implementation on January 1, 2003 of a new marketing assessment on imported Hass variety avocados. Gross margins increased by approximately $0.2 million, or 1.6%, for the first six months of fiscal 2003 when compared to the same period for fiscal 2002. This increase is principally attributable to improved profitability of our Processed products segment. This improvement in gross profits was partially offset by a decrease in the gross profit percentages delivered by our California Avocados and International avocados and perishable food products segments during the second quarter of fiscal 2003.

     Our California avocados business experienced lower gross profit percentages principally as a result of lower packing efficiencies achieved at our Santa Paula and Temecula packinghouses consistent with the decrease in volume compared to prior years. In addition, the gross profit percentages generated by our International avocados and perishable food products business were also adversely impacted as a result of the introduction of a new $0.025 per pound marketing assessment imposed on avocados imported into the United States. The additional costs of this new assessment were offset by an increase of approximately 2.6 million pounds of avocados packed at our Uruapan, Mexico packinghouse when compared to the same prior year period. This increase in volume has favorably impacted our per pound packing costs. In addition to the efficiencies achieved by our Uruapan, Mexico operations we also increased the volume of Chilean avocados handled in the first six months of 2003 by 3.4 million pounds when compared to fiscal 2002. The increased volume helped drive efficiencies, but was largely offset by reduced prices in the marketplace for Chilean avocados. The processed products gross profit percentages for the quarter ended April 30, 2003 improved primarily as a result of higher average sales prices for processed avocado products coupled with the sale of frozen processed products produced at favorable prices. We anticipate, however, that the gross profit percentage for our processed product segment will experience significantly greater fluctuations in the next six to nine months as we relocate our production from Santa Paula, California and Mexicali, Mexico to a newly acquired facility in Uruapan, Mexico.

Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,

(in thousands)	2003	Change	2002	2003	Change	2002

Selling, general and administrative	$4,130	26.9%	$3,254	$7,321	16.6%	$6,278
Percentage of net sales	7.2%		5.8%	7.2%		6.2%

     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.9 million, or 26.9% for the three months ended April 30, 2003 when compared to the same period for fiscal 2002. For the first six months ended April 30, 2003 selling, general and administrative expenses increased by $1.0 million or 16.6% compared to the same period for fiscal 2002. The increased general and administrative costs relate principally to higher employee compensation expenses, additional corporate costs, and transportation costs associated with the relocation of the Processed products operations. As a percentage of net sales, selling general and administrative expenses have increased to 7.2% for the six months ended April 30, 2003, as compared to 6.2% for the same prior year period.

Other Expense (Income), net

	Three months ended April 30,			Six months ended April 30,

(in thousands)	2003	Change	2002	2003	Change	2002

Other expense (income), net	$(206)	42.1%	$(145)	$(321)	109.8%	$(153)
Percentage of net sales	(0.4)%		(0.3)%	(0.3)%		(0.2)%

     Other expense (income), net includes interest income and expense generated in connection with our financing and operating activities, as well as certain other transactions that are outside of the course of normal operations.

Provision (Benefit) for Income Taxes

	Three months ended April 30,			Six months ended July 31,

(in thousands)	2003	Change	2002	2003	Change	2002

Provision (benefit) for income taxes	$1,214	(30.9)%	$1,758	$1,561	(22.4)%	$2,011
Percentage of income before provision (benefit) for income taxes	41.2%		43.6%	41.1%		43.8%

     For the first six months of fiscal 2003, our provision for income taxes was $1.6 million as compared to $2.0 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 41.1% during fiscal 2003. The effective tax rate for fiscal 2002 reflects the impact from non-deductible costs incurred in connection with our conversion to a for-profit organization and additional provisions recorded in connection with our Mexican operations.

Liquidity and Capital Resources

     Cash provided by operating activities was $2.5 million for the six months ended April 30, 2003, compared to $3.9 million for the similar period in fiscal 2002. Operating cash flows reflect our net income of $2.2 million, net non-cash charges (depreciation and amortization, write-off of fixed assets and provision for losses on accounts receivable) of $1.0 million and a net decrease in the noncash components of our working capital of approximately $0.7 million.

     Increases in our accounts receivable balance as of April 30, 2003 when compared to October 31, 2002, reflects a significantly higher volume of California avocado sales recorded in the month of April 2003 as compared to October 2002. Similarly, the amounts payable to our growers also reflects the increase in the volume of California avocados marketed in the month of April 2003 as compared to October 2002. These volume increases are consistent with the harvest levels experienced in previous years.

     These working capital increases include an increase in amounts payable to growers of $6.0 million, a decrease in advances to suppliers of $0.5 million, a decrease in prepaid expenses and other current assets and loans to growers of $1.0 million, offset by a decrease in trade accounts payable and accrued expenses of $1.4 million, an increase in accounts receivable of $5.8 million, an increase in inventories of $0.8 million, and an increase in income tax receivable of $0.2 million.

     Cash used in investing activities was $2.1 million for the six months ended April 30, 2003 and related principally to the purchase of capital equipment.

     Cash used in financing activities was $0.5 million for the six months ended April 30, 2003 related principally to $2.6 million of cash outflows from the payment of a dividend, $0.3 million for payments on long-term obligations primarily offset by the borrowings of $1.1 million of short-term borrowings and debt, stock option exercises of $0.5 million, and collections on notes receivable of $0.9 million.

     Our principal sources of liquidity are our existing cash reserves, cash generated from operations, and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of April 30, 2003 and October 31, 2002, totaled $0.9 million. Our working capital at April 30, 2003 was $21.9 million compared to $18.8 million at October 31, 2002. The overall working capital increase primarily reflects increases in inventory and accounts receivable and payment of our dividend payable, partially offset by an increase in payable to growers.

     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Our largest line of credit, which has a borrowing capacity of $23,500,000, will not expire until February 27, 2004. While we believe that we will be able to secure a similar credit facility, there can be no assurance that financing for such growth will be available on favorable terms, or at all.

Impact of Recently Issued Accounting Pronouncements

     See footnote 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents, accounts receivable, short and long-term loans to growers, notes receivable from shareholders, United States government bonds with a maturity date of August 15, 2005, accounts payable, current borrowings pursuant to our credit facilities with financial institutions and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of April 30, 2003.

	Expected maturity date October 31,

(All amounts in thousands)	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Assets
Cash and cash equivalents (1)	$854	$—	$—	$—	$—	$—	$854	$854
Accounts receivable (1)	23,687	—	—	—	—	—	23,687	23,687
Short-term loans to growers (1)	418	—	—	—	—	—	418	418
Loans to growers (2)	200	—	484	—	399	—	1,083	1,058
Notes receivable from shareholders (3)	—	319	266	259	4,020	—	4,864	4,864
United States government bonds (4)	—	—	2,033	—	—	—	2,033	2,188
Liabilities
Payable to growers (1)	$12,380	$—	$—	$—	$—	$—	$12,380	$12,380
Accounts payable (1)	1,313	—	—	—	—	—	1,313	1,313
Current borrowings pursuant to credit facilities (1)	4,100	—	—	—	—	—	4,100	4,100
Industrial development and revenue bond (1)	—	—	2,800	—	—	—	2,800	2,800
Fixed-rate long-term obligations (5)	80	75	84	8	17	—	264	271

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, short-term loans to growers, accounts payable, payable to growers, current borrowings pursuant to credit facilities and industrial development and revenue bond approximate their fair value due to the short maturity of these financial instruments.

(2)	Loans to growers bear fixed interest rates ranging from 0.0% to 10.0% with a weighted-average interest rate of 7.9%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 7.9%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $33,000.

(3)	Notes receivable from shareholders bear interest at 7.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 7.0%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $220,000.

(4)	Our investments in United States government bonds are being held in an irrevocable trust which has been designated to be used only to satisfy the scheduled payments of interest and principal related to our industrial development and revenue bonds. As these securities are intended to be held to maturity, their carrying value in our financial statements is $2,033,000 reflecting their amortized cost. However, the fair value of these securities as of April 30, 2003 approximates $2,188,000. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $61,000. We did not purchase any additional government bonds during the second quarter of fiscal 2003.

(5)	Fixed-rate long-term obligations bear interest rates ranging from 3.3% to 9.9% with a weighted-average interest rate of 4.1%. We believe that loans with a similar risk profile would currently yield a return of 3.0%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $6,000.

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

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and its Vice President — Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and its Vice President - Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 14, 2003, we held the annual meeting of shareholders of Calavo Growers, Inc. at our corporate headquarters. At the meeting, the holders of our outstanding common stock acted on the following matters:

     (1.) The shareholders voted on a cumulative basis for ten directors, each to serve for a term of one year. Ten individuals were nominated to serve as directors. Each nominee received the following votes:

	Votes	Votes
Name of Nominee	For	Withheld

Lecil E. Cole	21,456,069	22,258
Alva V. Snider	6,482,380	11,420
Michael D. Hause	6,755,776	12,056
Scott Van Der Kar	6,720,372	21,075
Donald M. Sanders	7,373,586	10,354
Dorcas H. McFarlane	7,634,006	18,844
Fred J. Ferrazzano	8,843,909	18,591
John M. Hunt	9,621,218	18,739
Roy V. Keenan	12,193,361	63,091
J. Link Leavens	10,855,570	12,585

(2.) The shareholders voted for the ratification of the appointment of Deloitte & Touche, LLP as our independent accountants for fiscal 2003. Votes cast were as follows:

For	9,631,513
Against	8,513
Abstain	174,500

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)

Date: June 9, 2003	By	/s/ Lecil E. Cole

Lecil E. Cole
Chairman of the Board of Directors,
Chief Executive Officer and President

Date: June 9, 2003	By	/s/ Wolfgang P. Hombrecher

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

Dated: June 9, 2003

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

Dated: June 9, 2003

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