Form 10-Q
period 2003-07-31
CALAVO GROWERS INC
filed 2003-09-12
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2003
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

Registrant’s number of shares of common stock outstanding as of July 31, 2003 was 12,929,909.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	July 31,	October 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$4,758	$921
Accounts receivable, net of allowance for doubtful accounts of $44 (2003) and $25 (2002)	27,896	17,907
Inventories, net	12,468	12,461
Prepaid expenses and other current assets	3,760	3,945
Short-term investments	2,223	—
Loans to growers	405	467
Advances to suppliers	3,148	2,535
Income taxes receivable	—	225
Deferred income taxes	1,252	1,252

Total current assets	55,910	39,713
Property, plant, and equipment, net	10,121	9,497
Investments held to maturity	—	1,979
Other assets	3,664	3,943

	$69,695	$55,132

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$16,701	$6,368
Trade accounts payable	2,077	1,708
Accrued expenses	7,437	7,015
Income taxes payable	1,445	—
Short-term borrowings	—	3,000
Dividend payable	—	2,567
Current portion of long-term obligations	2,826	222

Total current liabilities	30,486	20,880
Long-term liabilities:
Long-term obligations, less current portion	64	3,180
Deferred income taxes	516	516

Total long-term liabilities	580	3,696
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 12,930 (2003) and 12,835 (2002) issued and outstanding	13	13
Additional paid-in capital	24,727	24,221
Notes receivable from shareholders	(3,627)	(5,720)
Retained earnings	17,516	12,042

Total shareholders’ equity	38,629	30,556

	$69,695	$55,132

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,

	2003	2002	2003	2002

Net sales	$81,359	$76,420	$182,981	$178,288
Cost of sales	72,118	67,498	162,846	158,646

Gross margin	9,241	8,922	20,135	19,642
Special charges	5	—	103	—
Selling, general and administrative	4,004	3,325	11,325	9,604

Operating income	5,232	5,597	8,707	10,038
Other expense (income), net	(294)	(184)	(615)	(337)

Income before provision for income taxes	5,526	5,781	9,322	10,375
Provision for income taxes	2,287	2,657	3,848	4,668

Net income	$3,239	$3,124	$5,474	$5,707

Net income per share:
Basic	$0.25	$0.26	$0.42	$0.50

Diluted	$0.25	$0.26	$0.42	$0.50

Number of shares used in per share computation:
Basic	12,930	11,836	12,905	11,312

Diluted	12,960	11,906	12,935	11,342

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended July 31,

	2003	2002

Cash Flows from Operating Activities:
Net income	$5,474	$5,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,488	1,458
Write-off of fixed assets	32	—
Gain on sale of investments held to maturity	(163)	—
Provision for losses on accounts receivable	19	20
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(10,008)	(7,171)
Inventories, net	(7)	(7,401)
Prepaid expenses and other assets	1,206	(1,716)
Loans to growers	62	516
Advances to suppliers	(613)	(707)
Income taxes receivable	297	144
Payable to growers	10,333	12,158
Trade accounts payable and accrued expenses	791	1,110
Income taxes payable	1,445	1,183

Net cash provided by operating activities	10,356	5,301
Cash Flows from Investing Activities:
Proceeds from sale of investments held to maturity	2,060	—
Purchase of short-term investments	(2,223)	—
Acquisitions of and deposits on property, plant, and equipment	(2,804)	(893)

Net cash used in investing activities	(2,967)	(893)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(2,567)	—
Proceeds from (repayments of) short-term borrowings, net	(3,000)	(7,300)
Additional costs related to the rights offering	(41)	—
Collection on notes receivable	2,093	1,021
Payments on long-term obligations	(512)	(526)
Exercise of stock options	475	412

Net cash used in financing activities	(3,552)	(6,393)

Net increase (decrease) in cash and cash equivalents	3,837	(1,985)
Cash and cash equivalents, beginning of period	921	2,057

Cash and cash equivalents, end of period	$4,758	$72

Supplemental Information -
Cash paid during the year for:
Interest	$159	$293

Income taxes	$1,854	$3,166

Noncash Investing and Financing Activities:
Exercise of stock options using promissory notes	$—	$4,789

5% Stock dividend	$—	$2,167

Stock purchase using promissory notes	$—	$1,952

Tax benefit related to stock options	$72	$—

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

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 were effective for exit or disposal activities that were initiated after December 31, 2002. Accordingly, the exit activities associated with the restructuring of our processed products operations, discussed in Note 6, have been accounted for in accordance with this accounting pronouncement.

     In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FASB Statement Nos. 5, 57 and 107, and rescission of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We indemnify our directors and have the power to indemnify each of our officers, employees and other agents, to the maximum extent permitted by applicable law. The maximum amount of potential future payments under such indemnifications is not determinable. Additionally, in June 2003, in order to facilitate the operations of one of our processed avocado product suppliers, we entered into a contract guaranteeing payment of certain invoices rendered to such supplier. The term of this guarantee is from June 2003 through December 2004, but can be cancelled at any time at our discretion. Additionally, the maximum amount subject to guarantee at any one time cannot exceed $90,000. As of September 4, 2003, no amounts or orders were outstanding and all amounts owed by such supplier related to this guarantee have been remitted. We did not record a liability at inception related to this guarantee contract as we do not believe that we will make any future payments under such guarantee and the fair value was insignificant.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure — an amendment of FASB Statement No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We have not determined whether we will adopt the fair value based method of accounting for stock-based employee compensation. We are required to follow the prescribed disclosure format and have provided the additional disclosures required by SFAS 148 for the quarterly period ended July 31, 2003 in Note 1.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply to all financial statements issued after January 31, 2003. We did not have any variable interest entities as of July 31, 2003.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Stock Based Compensation

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), the Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under APB 25, the Company has recognized no compensation expense with respect to stock option awards. Had compensation cost for stock option awards been determined based on the fair value of each award at its grant date, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income and net income per share would have been as follows (dollars in thousands, except per share amounts):

	Three months ended,		Nine months ended,
	July 31,		July 31,

	2003	2002	2003	2002

Net Income:
As reported	$3,239	$3,124	$5,474	$5,707
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of tax effects	—	—	—	(703)

Pro forma	$3,239	$3,124	$5,474	$5,004
Net income per share, as reported:
Basic	$0.25	$0.26	$0.42	$0.50
Diluted	$0.25	$0.26	$0.42	$0.50
Net income per share, pro forma:
Basic	$0.25	$0.26	$0.42	$0.44
Diluted	$0.25	$0.26	$0.42	$0.44

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current period presentation.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

2. Information regarding our operations in different segments

     We operate and track results in three reportable segments — California avocados, international avocados and perishable foods products, and processed products. These three business segments are presented based on our management structure and information used by the President to measure performance and allocate resources. The California avocados segment includes all operations that involve the distribution of avocados procured in California. The international avocados and perishable foods products segment includes both operations related to distribution of fresh avocados procured from Mexico, Chile and New Zealand and distribution of other perishable food items. The processed products segment represents all operations related to the purchase, manufacture, and distribution of processed avocado products. Those costs that can be specifically identified with a particular product line are charged directly to that product line. Costs that are not segment specific are generally allocated based on five-year average sales dollars. We do not allocate assets or specifically identify them to our operating segments.

     The quarterly results by segment for the quarter and nine-month periods ended July 31, 2002 reflect a revision of previously reported amounts. This revision was made to reclassify certain costs and expenses consistent with the 2003 presentation.

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total

	(All amounts are presented in thousands)
Nine months ended July 31, 2003
Net sales	$115,068	$51,795	$24,003	$(7,885)	$182,981
Cost of sales	102,901	48,192	19,638	(7,885)	162,846

Gross margin	12,167	3,603	4,365	—	20,135
Special charges	—	—	103	—	103
Selling, general and administrative	5,246	2,290	3,789	—	11,325

Operating income (loss)	6,921	1,313	473	—	8,707
Other expense (income), net	(548)	(75)	8	—	(615)

Income before provision for income taxes	7,469	1,388	465	—	9,322
Provision for income taxes	3,083	573	192	—	3,848

Net income	$4,386	$815	$273	$—	$5,474

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total

	(All amounts are presented in thousands)
Nine months ended July 31, 2002
Net sales	$120,332	$44,678	$22,600	$(9,322)	$178,288
Cost of sales	107,642	42,005	18,321	(9,322)	158,646

Gross margin	12,690	2,673	4,279	—	19,642
Selling, general and administrative	4,595	1,918	3,091	—	9,604

Operating income	8,095	755	1,188	—	10,038
Other expense (income), net	(338)	(64)	65	—	(337)

Income before provision for income taxes	8,433	819	1,123	—	10,375
Provision for income taxes	3,795	368	505	—	4,668

Net income	$4,638	$451	$618	$—	$5,707

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total

	(All amounts are presented in thousands)
Three months ended July 31, 2003
Net sales	$67,921	$5,615	$9,940	$(2,117)	$81,359
Cost of sales	60,095	5,570	8,570	(2,117)	72,118

Gross margin	7,826	45	1,370	—	9,241
Special charges	—	—	5	—	5
Selling, general and administrative	1,781	771	1,452	—	4,004

Operating income (loss)	6,045	(726)	(87)	—	5,232
Other expense (income), net	(292)	(1)	(1)	—	(294)

Income before provision for income taxes	6,337	(725)	(86)	—	5,526
Provision for income taxes	2,618	(296)	(35)	—	2,287

Net income	$3,719	$(429)	$(51)	$—	$3,239

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total

		(All amounts are presented in thousands)
Three months ended July 31, 2002
Net sales	$66,852	$3,934	$7,342	$(1,708)	$76,420
Cost of sales	59,106	4,424	5,676	(1,708)	67,498

Gross margin	7,746	(490)	1,666	—	8,922
Selling, general and administrative	1,557	646	1,122	—	3,325

Operating income	6,189	(1,136)	544	—	5,597
Other expense (income), net	(119)	(59)	(6)	—	(184)

Income before provision for income taxes	6,308	(1,077)	550	—	5,781
Provision for income taxes	2,865	(462)	254	—	2,657

Net income	$3,443	$(615)	$296	$—	$3,124

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     The following table sets forth sales by product category, by segment (in thousands):

	Nine months ended July 31, 2003				Nine months ended July 31, 2002

		International				International
		avocados and				avocados and
	California	perishable	Processed		California	perishable	Processed
	avocados	food products	products	Total	avocados	food products	Products	Total

Third-party sales:
California avocados	$108,066	$—	$—	$108,066	$111,838	$—	$—	$111,838
Imported avocados	—	37,375	—	37,375	—	32,128	—	32,128
Papayas	—	2,066	—	2,066	—	2,148	—	2,148
Miscellaneous	—	14	—	14	—	42	—	42
Processed — food service	—	—	20,899	20,899	—	—	18,400	18,400
Processed — retail and club	—	—	4,098	4,098	—	—	3,894	3,894

Total fruit and product sales to third-parties	108,066	39,455	24,997	172,518	111,838	34,318	22,294	168,450
Freight and other charges	7,118	7,726	222	15,066	8,674	6,037	160	14,871

Total third-party sales	115,184	47,181	25,219	187,584	120,512	40,355	22,454	183,321
Less sales incentives	(116)	(144)	(4,343)	(4,603)	(180)	(135)	(4,718)	(5,033)

Total net sales to third-parties	115,068	47,037	20,876	182,981	120,332	40,220	17,735	178,288
Intercompany sales	—	4,758	3,127	7,885	—	4,458	4,864	9,322

Net sales before eliminations	$115,068	$51,795	$24,003	190,866	$120,332	$44,678	$22,600	187,610

Intercompany sales eliminations				(7,885)				(9,322)

Consolidated net sales				$182,981				$178,288

	Three months ended July 31, 2003				Three months ended July 31, 2002

		International				International
		avocados and				avocados and
	California	perishable	Processed		California	perishable	Processed
	avocados	food products	products	Total	avocados	food products	Products	Total

Third-party sales:
California avocados	$64,169	$—	$—	$64,169	$62,387	$—	$—	$62,387
Imported avocados	—	2,766	—	2,766	—	1,820	—	1,820
Papayas	—	786	—	786	—	667	—	667
Miscellaneous	—	10	—	10	—	15	—	15
Processed — food service	—	—	9,055	9,055	—	—	6,940	6,940
Processed — retail and club	—	—	1,548	1,548	—	—	1,403	1,403

Total fruit and product sales to third-parties	64,169	3,562	10,603	78,334	62,387	2,502	8,343	73,232
Freight and other charges	3,782	1,190	100	5,072	4,545	862	64	5,471

Total third-party sales	67,951	4,752	10,703	83,406	66,932	3,364	8,407	78,703
Less sales incentives	(30)	(67)	(1,950)	(2,047)	(80)	(45)	(2,158)	(2,283)

Total net sales to third-parties	67,921	4,685	8,753	81,359	66,852	3,319	6,249	76,420
Intercompany sales	—	930	1,187	2,117	—	615	1,093	1,708

Net sales before eliminations	$67,921	$5,615	$9,940	83,476	$66,852	$3,934	$7,342	78,128

Intercompany sales eliminations				(2,117)				(1,708)

Consolidated net sales				$81,359				$76,420

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

3.	Inventories

Inventories consist of the following (in thousands):

	July 31,	October 31,
	2003	2002

Fresh fruit	$6,190	$1,534
Packing supplies and ingredients	1,724	1,958
Finished processed foods	4,554	8,969

	$12,468	$12,461

     During the three and nine-month periods ended July 31, 2003 and 2002, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.

4.	Related Party transactions

     We sell papayas obtained from an entity owned by our Chairman of the Board of Directors, Chief Executive Officer and President. Sales of papayas procured from the related entity amounted to approximately $2,066,000, and $2,148,000 for the nine months ended July 31, 2003 and 2002, resulting in gross margins of approximately $199,000 and $215,000. Included in trade accounts payable and accrued liabilities are approximately $247,000, and $119,000 at July 31, 2003 and October 31, 2002 due to this entity.

     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the nine months ended July 31, 2003 and 2002, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors, was $2.8 million and $6.3 million.

5.	Other events

Dividend payment

     On January 2, 2003, we paid a $0.20 per share dividend in the aggregate amount of $2,567,000 to shareholders of record as of November 15, 2002.

Exercise of stock options

     During the nine-months ended July 31, 2003, 95,000 stock options were exercised for proceeds totaling $475,000.

Advances to avocado supplier

     As of July 31, 2003, we had advanced a single supplier $1,800,000 and other suppliers a total of $1,075,000 in connection with the procurement of avocados during periods spanning our 2003 and 2004 fiscal years.

Purchase commitments

     On May 14, 2003, we entered into a commitment to purchase approximately 1.3 million pounds of processed avocado products from a supplier for a cost of approximately $1.5 million over a 12-month period. We began receiving product subject to this commitment in August 2003.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Extension of credit facility and covenants

     On May 23, 2003, we extended our $3 million credit facility with a bank through October 31, 2003 with no changes to any other terms. The facility was scheduled to expire on July 31, 2003.

     We were in compliance, or received applicable waivers thereto, with all covenants related to our credit facilities as of July 31, 2003.

Acquisition

     On September 3, 2003, we signed a letter of intent to purchase all the outstanding common shares of Maui Fresh International, Inc. for an aggregate purchase price of approximately $4.5 million to be paid in shares of our common stock. Maui Fresh International, Inc., which generated approximately $20 million in revenues during its fiscal year 2002, is a specialty produce company servicing a wide-array of retail and food service customers with over 25 different specialty commodities. The letter of intent provides for a closing of the transaction on or about November 3, 2003. The allocation of the purchase price and other purchase accounting adjustments will be performed subsequent to the close of the transaction and be reflected in our financial statements for the first quarter of fiscal 2004. Pursuant to a previous distribution agreement with Maui Fresh International, Inc., an entity owned by our Chairman of the Board of Directors, Chief Executive Officer and President will receive, from the selling shareholders, 10% of shares issued upon the completion of the transaction. This transaction is subject to the execution of a definitive purchase agreement and the satisfaction of customary closing conditions.

6.	Processed product segment restructuring

     On February 17, 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan calls for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan, Mexico. We believe that this restructuring will provide cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. We anticipate that the facility will be completed in fiscal 2004.

     Through July 31, 2003, we have incurred costs related to this restructuring approximating $711,000. Our income statements for the three and nine months ended July 31, 2003, include $209,000 and $382,000 as cost of sales, $5,000 and $103,000 as special charges, and $126,000 and $226,000 as selling, general and administrative expenses. These costs are comprised of the following components as of and for the nine months ended July 31, 2003:

				Reserves
				remaining
(in thousands)	Special charges	Amounts paid	Non-cash charges	to be utilized

Employee separation costs	$71	$(71)	$—	$—
Write-down of fixed assets (net book value of $32)	32	—	(32)	—

Total special charges	103	(71)	(32)	—
Selling, general and administrative – freight	226	(226)	—	—
Cost of sales – facility operating costs	382	(293)	(89)	—

	$711	$(590)	$(121)	$—

     Special charges recorded through July 31, 2003 consist entirely of employee separation costs and write-downs of fixed assets. All employee separation costs were paid in cash and represent final payments to 26 production and 4 managerial employees formerly working at our Santa Paula, California processing facility. We expect to pay additional employee separation costs in connection with our planned future closure of our Mexicali, Baja California Norte production facility, which will be recognized when incurred. Those costs have not yet been quantified and are expected to be accrued for and paid during fiscal year 2004. Costs related to the write-down of fixed assets, held for disposition or sale, represent a non-cash charge to reduce the carrying value of production assets located at our Santa

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Paula, California processed facility to their net realizable value. As of July 31, 2003, we have not accrued for any charges relating to the write-down of production assets being held at our Mexicali, Baja California Norte production facility as it is anticipated that all such assets will be re-commissioned at our new facility in Uruapan, Michoacan or their carrying value is less than their net realizable value.

     Additional restructuring related expenses and special charges are expected to be incurred throughout the remainder of fiscal 2003, but such amounts are not yet determinable.

7. Retirement of industrial revenue development bond

     On July 14, 2003 our Board of Directors approved the retirement of our Industrial Revenue Development Bond. The bonds were initially floated to provide the financing to construct our Temecula, California packing house. We repaid $2.8 million in principal under the indenture on September 2, 2003. Accordingly, the financial statements present the bonds as a current liability as of July 31, 2003.

     On July 29, 2003, in connection with the retirement of the bonds, we received proceeds of $1.9 million from the sale of treasury notes, with a carrying value of $1.8 million, held in a sinking fund restricted for the purposes of retiring the bonds. The liquidation of these treasury notes resulted in a gain of $163,000, which is included in other income and expense in the accompanying consolidated condensed statements of income. As of July 31, 2003, the sinking fund also includes $235,000 of investments held in money market accounts that were used in retiring the indenture. Funds held in money market accounts are included on the accompanying consolidated condensed balance sheet under the line item short-term investments and are recorded at cost, which approximates fair value.

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

Recent Developments

Dividend payment

     On January 2, 2003, we paid a $0.20 per share dividend in the aggregate amount of $2,567,000 to shareholders of record as of November 15, 2002.

Exercise of stock options

     During the nine-months ended July 31, 2003, 95,000 stock options were exercised for proceeds totaling $475,000.

Advances to avocado supplier

     As of July 31, 2003, we had advanced a single supplier $1,800,000 and other suppliers a total of $1,075,000 in connection with the procurement of avocados during periods spanning our 2003 and 2004 fiscal years.

Purchase commitments

     On May 14, 2003, we entered into a commitment to purchase approximately 1.3 million pounds of processed avocado products from a supplier for a cost of approximately $1.5 million over a 12-month period. We began receiving product subject to this commitment in August 2003.

Extension of credit facility and covenants

     On May 23, 2003, we extended our $3 million credit facility with a bank through October 31, 2003 with no changes to any other terms. The facility was scheduled to expire on July 31, 2003.

     We were in compliance, or received applicable waivers thereto, with all covenants related to our credit facilities as of July 31, 2003.

Acquisition

     On September 3, 2003, we signed a letter of intent to purchase all the outstanding common shares of Maui Fresh International, Inc. for an aggregate purchase price of approximately $4.5 million to be paid in shares of our common stock. Maui Fresh International, Inc., which generated approximately $20 million in revenues during its fiscal year 2002, is a specialty produce company servicing a wide-array of retail and food service customers with over 25 different specialty commodities. The letter of intent provides for a closing of the transaction on or about November 3, 2003. The allocation of the purchase price and other purchase accounting adjustments will be performed subsequent to the close of the transaction and be reflected in our financial statements for the first quarter of fiscal 2004. Pursuant to a previous distribution agreement with Maui Fresh International, Inc., an entity owned by our Chairman of the Board of Directors, Chief Executive Officer and President will receive, from the selling shareholders, 10% of shares issued upon the completion of the transaction. This transaction is subject to the execution of a definitive purchase agreement and the satisfaction of customary closing conditions.

Processed product segment restructuring

     On February 17, 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan calls for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan, Mexico. We believe that this restructuring will provide cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. We anticipate that the facility will be completed in fiscal 2004.

     Through July 31, 2003, we have incurred costs related to this restructuring approximating $711,000. Our income statements for the three and nine months ended July 31, 2003, include $209,000 and $382,000 as cost of sales, $5,000 and $103,000 as special charges, and $126,000 and $226,000 as selling, general and administrative expenses. These costs are comprised of the following components as of and for the nine months ended July 31, 2003:

				Reserves
	Special	Amounts	Non-cash	remaining
(in thousands)	charges	paid	charges	to be utilized

Employee separation costs	$71	$(71)	$—	$—
Write-down of fixed assets (net book value of $32)	32	—	(32)	—

Total special charges	103	(71)	(32)	—
Selling, general and administrative – freight	226	(226)	—	—
Cost of sales — facility operating costs	382	(293)	(89)	—

	$711	$(590)	$(121)	$—

     Special charges recorded through July 31, 2003 consist entirely of employee separation costs and write-downs of fixed assets. All employee separation costs were paid in cash and represent final payments to 26 production and 4 managerial employees formerly working at our Santa Paula, California processing facility. We expect to pay additional employee separation costs in connection with our planned future closure of our Mexicali, Baja California Norte production facility, which will be recognized when incurred. Those costs have not yet been quantified and are expected to be accrued for and paid during fiscal year 2004. Costs related to the write-down of fixed assets, held for disposition or sale, represent a non-cash charge to reduce the carrying value of production assets located at our Santa Paula, California processed facility to their net realizable value. As of July 31, 2003, we have not accrued for any charges relating to the write-down of production assets being held at our Mexicali, Baja California Norte production facility as it is anticipated that all such assets will be re-commissioned at our new facility in Uruapan, Michoacan or their carrying value is less than their net realizable value.

     Additional restructuring related expenses and special charges are expected to be incurred throughout the remainder of fiscal 2003, but such amounts are not yet determinable.

Net Sales

     The following table summarizes our net sales by business segment for each of the three and nine month periods ended July 31, 2003 and 2002:

	Three months ended July 31,			Nine months ended July 31,

(in thousands)	2003	Change	2002	2003	Change	2002

Net sales:
California avocados	$67,921	1.6%	$66,852	$115,068	(4.4)%	$120,332
International avocados and perishable food products	5,615	42.7%	3,934	51,795	15.9%	44,678
Processed products	9,940	35.4%	7,342	24,003	6.2%	22,600
Eliminations	(2,117)		(1,708)	(7,885)		(9,322)

Total net sales	$81,359	6.5%	$76,420	$182,981	2.6%	$178,288

As a percentage of net sales:
California avocados	83.5%		87.5%	62.9%		67.5%
International avocados and perishable food products	5.8%		4.3%	25.7%		22.6%
Processed products	10.7%		8.2%	11.4%		9.9%

	100.0%		100.0%	100.0%		100.0%

     Net sales for the third quarter of fiscal 2003 compared to fiscal 2002 increased by $4.9 million, or 6.5%; whereas net sales for the nine months ended July 31, 2003 compared to fiscal 2002 increased by $4.7 million, or 2.6%. Consistent with the historical seasonality of the California avocado harvest season, our California avocado business generated 83.5% of our consolidated net sales for the third quarter as compared to 87.5% for the same prior year period. For the nine month period, the net sales growth reflects an increasing percentage of our business being generated from our International avocados and perishable food products segment. Net sales generated by our International avocados and perishable food products business depend principally on the availability of Chilean and Mexican grown avocados in the U.S. markets. As both Mexican and Chilean grown avocados are generally available during the first six months of our fiscal year and to a lesser degree during our fourth fiscal quarter, we experienced significantly lower sales from our International avocado and perishable food products business during the third fiscal quarter. Net sales generated by our Processed products business are not subject to the seasonal effect experienced by our other operating segments. The increase in net sales delivered by our processed products business is due to additional business obtained as a result of the bankruptcy of a significant competitor and an increase in sales of approximately $1.9 million generated by our new refrigerated processed avocado line using ultra high pressure technology equipment. We anticipate that sales generated from our California avocados and International avocados and perishable food products segments will continue to represent the majority of total net sales and the percentage of total net sales generated from these segments may increase in the future.

     Net sales by segment include value-added services billed by our Uruapan packinghouse and Mexicali processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.

California avocados

     Net sales delivered by the business increased by approximately $1.1 million, or 1.6%, for the third quarter of fiscal 2003 when compared to the same period for fiscal 2002. The increase in sales reflects a significant improvement in our average selling prices, partially offset by a decrease in pounds of avocados delivered by our growers. This decrease in delivered pounds is consistent with the expected decrease in the overall harvest of the California avocado crop for the 2002/2003 season and a shift in the current year volume to growing areas where we do not command as significant of a market share. This decrease in volume and shift in growing areas is also largely responsible for the decrease in our market share of first grade Hass variety avocados by approximately 4.0%, to 32.5% in the third quarter of fiscal 2003, when compared to a 36.5% market share for the same prior year period.

     Net sales delivered by the business decreased by approximately $5.3 million, or 4.4%, for the first nine months of fiscal 2003 compared to the same fiscal 2002 period. The decrease in sales reflects a decrease in avocados delivered to us by our growers, partially offset by significant increases in the average selling prices for avocados when compared to the same prior year period. This decrease in delivered pounds is consistent with the expected decrease in the overall harvest of the California avocado crop for the 2002/2003 season. Consistent with our quarterly results, our market share of first grade Hass avocados decreased 3.5%, to 33.1% for the nine months ended July 31, 2003, compared to 36.6% for the same period in the prior year.

     Average selling prices on a per carton basis for first grade Hass variety avocados for the third quarter and the nine months of fiscal 2003 were 23.7% and 20.6% higher when compared to the same prior year periods. We attribute some of the increase in these average selling prices to increasing demand for California grown avocados prevailing in the U.S. marketplace and a reduced volume of avocados when compared to the same prior year periods. We believe that our investments in focused marketing activities combined with promotional programs established by the California Avocado Commission have generally had a positive effect on average sales prices. Our strategy is to continue to develop marketing opportunities that favorably position avocados packed by Calavo with our customers by emphasizing existing value-added services, such as fruit bagging and ripening. We believe these and other value-added strategies are critical elements in sustaining competitive average selling prices.

     We anticipate that our California avocado business will experience a seasonal decrease during the fourth fiscal quarter of 2003. In addition, we believe that the introduction of Chilean grown fruit in the U.S. marketplace will have a negative impact on average selling prices, principally as a result of an increase in volume.

International and perishable food products

     For the quarters ended July 31, 2003 and 2002, net sales include approximately $0.9 million and $0.6 million of value-added services billed by our Mexican subsidiaries to the parent company, which are eliminated from our consolidated financial results. For the quarter ended July 31, 2003, when compared to the same period for fiscal 2002, sales to third-party customers increased by approximately $1.4 million, or 42.4%, from $3.3 million to $4.7 million.

     For the nine months of fiscal 2003 and 2002, net sales include approximately $4.8 million and $4.5 million of value-added services billed by our Mexican subsidiaries to the parent company, which are eliminated from our consolidated financial results. For the nine months of fiscal 2003, when compared to the same period for fiscal 2002, sales to third-party customers increased by approximately $6.8 million, or 16.9% from $40.2 million to $47.0 million.

     The increased sales to third-parties by our International and perishable food products business are primarily driven by the increased sales of Chilean grown avocados in the U.S. marketplace and Mexican grown avocados in the U.S., Japanese, and European marketplace. For the nine months ended July 31, 2003, the volume of Chilean, Mexican, and New Zealand fruit handled increased by 3.4 million pounds, or 20.8%, 5.3 million pounds, or 20.6%, and 0.1 million pounds, or 22.3%, when compared to the same prior year period.

     For the fourth fiscal quarter, we anticipate sales for this segment to increase gradually. This is consistent with the seasonal nature of the availability of foreign sourced avocados in the U.S marketplace. Both Chilean and New Zealand avocados will begin to be sold in late August or early September and this will continue well into the first quarter of fiscal 2004. In addition, we plan on strong demand for Mexican avocados from the Japanese and U.S. marketplace for the entire fourth fiscal quarter. Mexican avocados will begin to be sold by mid-October and should continue well into the second fiscal quarter of 2004, as permitted by the existing rules on the importation of Mexican sourced fruit into the U.S marketplace. We are reviewing the assessment issued by the U.S. Department of Agriculture which, if adopted as drafted, would lift current import limits on Hass avocados from Mexico.

Processed products

     For the quarters ended July 31, 2003 and 2002, net sales include approximately $1.2 million and $1.1 million of value-added services billed by our Mexican subsidiaries to the parent company, which are eliminated from our consolidated financial results. For the quarter ended July 31, 2003, when compared to the same period for fiscal 2002, sales to third-party customers increased by approximately $2.4 million, or 38.7%, from $6.2 million to $8.6 million. The increase in third-party sales is attributable to both increases in volume and in sales prices. During the third fiscal quarter, we experienced an increase in pounds of product sold of approximately 569,000 pounds, or 14.3%. The average sales price increased by $0.24 per pound, representing an improvement of approximately 11.5%. During the third quarter of fiscal 2003, we experienced an increase in demand for our frozen processed products as one of our competitors exited from the business.

     For the first nine months of fiscal 2003 and 2002, net sales include approximately $3.1 million and $4.9 million of value-added services billed by our Mexican subsidiaries to the parent company, which are eliminated from our consolidated financial results. For the first nine months of fiscal 2003, when compared to the same period for fiscal 2002, sales to third-party customers increased by approximately $3.0 million, or 16.9%, from $17.7 million to $20.7 million. The increase in third-party sales is attributable to both increases in volume and in sales prices. During the first nine months of fiscal 2003, we experienced an increase in pounds of product sold of approximately 608,000 pounds. The average sales price increased by $0.13 per pound, representing an improvement of approximately 6.1%.

     Our strategy to reverse a historical decrease in sales generated by our processed business included the introduction of new products. Specifically, we have installed a new piece of equipment in our Mexicali, Mexico processing facility that subjects refrigerated processed avocado product to ultra high pressure treatment. The introduction of these refrigerated products continues to meet our sales expectations with total revenues for the first nine months of 2003 approximating $1.9 million. We believe that the introduction of this product line will, in the long-term, successfully address a growing market segment and reverse the recent decline in our sales. However, there can be no assurances that we will be successful at developing competitive products and penetrating a marketplace that is currently dominated by an established competitor.

     As a result of the closure of our Santa Paula processed facility and greater then expected increase in demand for our products, we have been depleting our inventory at a rate greater then initially planned. As a result, we have entered into agreements and/or discussions with two processed avocado product suppliers to supplement our existing inventory levels. There can be no assurances, however, that we will be successful at satisfying our processed sales requests, nor maintain a similar level of sales volume for the fourth fiscal quarter and beyond.

Gross Margins

     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and nine month periods ended July 31, 2003 and 2002:

	Three months ended July 31,			Nine months ended July 31,

(in thousands)	2003	Change	2002	2003	Change	2002

Gross margins:
California avocados	$7,826	1.0%	$7,746	$12,167	(4.1)%	$12,690
International avocados and perishable food products	45	(109.2)%	(490)	3,603	34.8%	2,673
Processed products	1,370	(17.8)%	1,666	4,365	2.0%	4,279

Total gross margins	$9,241	3.6%	$8,922	$20,135	2.5%	$19,642

Gross profit percentages:
California avocados	11.5%		11.6%	10.6%		10.5%
International avocados and perishable food products	1.0%		(14.8)%	7.7%		6.6%
Processed products	15.7%		26.7%	20.9%		24.1%
Consolidated	11.4%		11.7%	11.0%		11.0%

     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $0.3 million, or 3.6%, for the third quarter of fiscal 2003 when compared to the same period for fiscal 2002. Gross margins increased by approximately $0.5 million, or 2.5%, for the first nine months of fiscal 2003 when compared to the same period for fiscal 2002. These increases were principally attributable to improved profitability of our international products segment, partially offset by decreases in the gross profit percentages delivered by our processed product segment.

     The gross profit percentages generated by our international avocados and perishable food products business were positively impacted by the increase in Chilean and Mexican avocados. These increases in volume, coupled with stable fruit costs, favorably impacted our per pound packing costs. These efficiencies, however, were adversely affected via the introduction of the new $0.025 per pound marketing assessment imposed on avocados imported into the United States. The processed products gross profit percentages for the quarter ended July 31, 2003 decreased primarily as a result of higher fruit costs, as well as inefficiencies related to the relocation of production from Santa Paula, California and Mexicali, Mexico to our newly acquired facility in Uruapan, Mexico. We anticipate that the gross profit percentage for our processed product segment will continue to experience significant fluctuations for the next six months primarily due to the uncertainty of fruit costs that will be used in the production process.

Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,

(in thousands)	2003	Change	2002	2003	Change	2002

Selling, general and administrative	$4,004	20.4%	$3,325	$11,325	17.9%	$9,604
Percentage of net sales	4.9%		4.4%	6.2%		5.4%

     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.7 million, or 20.4%, for the three months ended July 31, 2003 when compared to the same period for fiscal 2002. For the first nine months ended July 31, 2003 selling, general and administrative expenses increased by $1.7 million, or 17.9%, compared to the same period for fiscal 2002. The increased general and administrative costs relate principally to higher employee compensation expenses, additional corporate costs, and transportation costs associated with the relocation of the processed products operations. As a percentage of net sales, selling general and administrative expenses have increased to 6.2% for the nine months ended July 31, 2003, as compared to 5.4% for the same prior year period.

Other Expense (Income), net

	Three months ended July 31,			Nine months ended July 31,

(in thousands)	2003	Change	2002	2003	Change	2002

Other expense (income), net	$(294)	59.8%	$(184)	$(615)	82.5%	$(337)
Percentage of net sales	(0.4)%		(0.2)%	(0.3)%		(0.2)%

     Other expense (income), net includes interest income and expense generated in connection with our financing and operating activities, as well as certain other transactions that are outside of the course of normal operations. For the three and nine months ended July 31, 2003, other expense (income), net includes a gain of $163,000 realized upon liquidation of our treasury notes.

Provision (Benefit) for Income Taxes

	Three months ended July 31,			Nine months ended July 31,

(in thousands)	2003	Change	2002	2003	Change	2002

Provision (benefit) for income taxes	$2,287	(13.9)%	$2,657	$3,848	(17.6)%	$4,668
Percentage of income before provision (benefit) for income taxes	41.4%		46.0%	41.3%		45.0%

     For the first nine months of fiscal 2003, our provision for income taxes was $3.8 million as compared to $4.7 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 41.3% during fiscal 2003. The effective tax rate for fiscal 2002 reflects the impact from non-deductible costs incurred in connection with our conversion to a for-profit organization and additional provisions recorded in connection with our Mexican operations.

Liquidity and Capital Resources

     Cash provided by operating activities was $10.4 million for the nine months ended July 31, 2003, compared to $5.3 million for the similar period in fiscal 2002. Operating cash flows for the nine-months ended July 31, 2003 reflect our net income of $5.5 million, net non-cash charges (depreciation and amortization, write-off of fixed assets, gain on sale of investments held to maturity and provision for losses on accounts receivable) of $1.4 million and a net decrease in the noncash components of our working capital of approximately $3.5 million.

     Increases in our accounts receivable balance as of July 31, 2003, when compared to October 31, 2002, reflect a significantly higher volume of California avocado sales recorded in the month of July 2003 as compared to October 2002. Similarly, the amounts payable to our growers also reflects the increase in the volume of California avocados marketed in the month of July 2003 as compared to October 2002. These volume increases are consistent with the harvest levels experienced in previous years.

     These working capital increases include a decrease in prepaid expenses and other assets of $1.2 million, a decrease in loans to growers of $0.1 million, a decrease in income tax receivable of $0.3 million, an increase in amounts payable to growers of $10.3 million, an increase in trade accounts payable and accrued expenses of $0.8 million, an increase in income taxes payable of $1.4 million, offset by an increase in accounts receivable of $10.0 million and an increase in advances to suppliers of $0.6 million.

     Cash used in investing activities was $3.0 million for the nine months ended July 31, 2003 and related principally to the purchase of capital equipment of $2.8 million and the purchase of short-term investments of $2.2 million, partially offset by the sale of investments held to maturity of $2.0 million.

     Cash used in financing activities was $3.6 million for the nine months ended July 31, 2003 related principally to $2.6 million of cash outflows from the payment of a dividend, $0.5 million for payments on long-term obligations repayments of short-term borrowings of $3.0 million, stock option exercises of $0.5 million, and collections on notes receivable of $2.0 million.

     Our principal sources of liquidity are our existing cash reserves, cash generated from operations, and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of July 31, 2003 and October 31, 2002, totaled $4.8 million and $0.9 million. Our working capital at July 31, 2003 was $25.4 million compared to $18.8 million at October 31, 2002. The overall working capital increase is reflected primarily in increases in accounts receivable, repayments on our short-term borrowings and payment of our dividend payable, partially offset by an increase in payable to growers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents, accounts receivable, short and long-term loans to growers, notes receivable from shareholders, short-term investments, payable to growers, accounts payable, current borrowings pursuant to our credit facilities with financial institutions, industrial development and revenue bond and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2003.

(All amounts in thousands)	Expected maturity date July 31,

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Assets
Cash and cash equivalents (1)	$4,758	$—	$—	$—	$—	$—	$4,758	$4,758
Accounts receivable (1)	27,896	—	—	—	—	—	27,896	27,896
Loans to growers (1)	405	—	—	—	—	—	405	405
Long-term loans to growers (2)	200	—	477	—	364	—	1,041	1,072
Notes receivable from shareholders (3)	—	273	220	215	2,919	—	3,627	3,758
Short-term investments (1)	2,223	—	—	—	—	—	2,223	2,223
Liabilities
Payable to growers (1)	$16,701	$—	$—	$—	$—	$—	$16,701	$16,701
Accounts payable (1)	2,077	—	—	—	—	—	2,077	2,077
Current borrowings pursuant to credit facilities (1)	—	—	—	—	—	—	—	—
Industrial development and revenue bond (1)	2,800	—	—	—	—	—	2,800	2,800
Fixed-rate long-term obligations (4)	26	24	15	8	17	—	90	96

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, short-term loans to growers, short-term investments, payable to growers, accounts payable, current borrowings pursuant to credit facilities and industrial development and revenue bond approximate their fair value due to the short maturity of these financial instruments.

(2)	Loans to growers bear fixed interest rates ranging from 5.0% to 10.0% with a weighted-average interest rate of 7.9%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 6.9%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $33,000.

(3)	Notes receivable from shareholders bear interest at 7.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 6.25%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $172,000.

(4)	Fixed-rate long-term obligations bear interest rates ranging from 3.3% to 9.9% with a weighted-average interest rate of 5.7%. We believe that loans with a similar risk profile would currently yield a return of 3.6%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $3,000.

     We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Consequently, we do not use any hedging or forward contracts to offset market volatility.

     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Consequently, the spot rate for the Mexican peso has a moderate impact on our operating results. However, we do not believe that this impact is sufficient to warrant the use of derivative instruments to hedge the fluctuation in the Mexican peso. Total foreign currency gains and losses for each of the three years in the period ended October 31, 2002 do not exceed $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES

     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and the interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results from operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of interim Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of interim Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)

Date: September 11, 2003	By	/s/ Lecil E. Cole

Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President
(Principal Executive Officer)

Date: September 11, 2003	By	/s/ James E. Snyder

James E. Snyder
Controller
(Interim Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of interim Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of interim Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.