Form 10-K
period 2003-10-31
CALAVO GROWERS INC
filed 2004-01-23
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

     Based on the closing price as reported on the Nasdaq National Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $65.1 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of December 31, 2003 was 13,506,833.

Documents Incorporated by Reference

     Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders, which we intend to hold on March 15, 2004, are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2003.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains statements relating to future results of Calavo Growers, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “will,” and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: increased competition, general economic and business conditions, energy costs and availability, conducting substantial amounts of business internationally, pricing pressures on agricultural products, adverse weather and growing conditions confronting avocado growers, new governmental regulations, as well as other risks and uncertainties, including those set forth in Part I., Item 1 under the caption “Risks Related to Our Business” and elsewhere in this Annual Report on Form 10-K and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Overview

     We engage in the procurement and marketing of avocados and other perishable foods and the preparation and distribution of processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a world-wide basis. Through our two operating facilities in Southern California and two facilities in Mexico, we sort and pack avocados procured in California and Mexico and prepare processed avocado products. Additionally, we procure avocados internationally, principally from Chile, the Dominican Republic and New Zealand, and distribute other perishable foods, such as Hawaiian grown papayas. We report these operations in three different business segments: California avocados, international avocados and perishable food products, and processed products.

     On October 9, 2001, we completed a series of transactions whereby common and preferred shareholders of Calavo Growers of California (the “Cooperative”), an agricultural marketing cooperative association, exchanged all of their outstanding shares for shares of our common stock. Concurrent with this transaction, the Cooperative was merged into us with Calavo Growers, Inc. (“Calavo”) emerging as the surviving entity. These transactions had the effect of converting the legal structure of the business from a non-profit cooperative to a for-profit corporation. All references herein to us for periods prior to the merger refer to the business and operations of the Cooperative.

     In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan calls for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan, Mexico. We believe that this restructuring will provide cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. We anticipate that the facility will be completed near the end of our first fiscal quarter 2004.

     In November 2003, we acquired all the outstanding common shares of Maui Fresh International, Inc. (“Maui”). Maui distributes a multi-product line of specialty produce through grocery, food service and terminal market wholesale channels. Maui is currently based in Los Angeles, California, but maintains significant operations in Hawaii and Nogales, Arizona. Maui packs and distributes a diversified line comprised of more than 20 commodities, including tropical and exotic fruits, chilies and hothouse-grown items, as well as other conventional fruits and vegetables.

     Our principal executive offices are located at 2530 Red Hill Avenue, Santa Ana, California 92705; telephone (949) 223-1111. At October 31, 2003, we employed 522 employees world-wide.

Available Information

     We maintain an Internet website at http://www.calavo.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other information related to us, are available, free of charge, on our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our Internet website and the information contained therein, or connected thereto, is not and is not intended to be incorporated into this Annual Report on Form 10-K.

California Avocados

     Calavo was founded in 1924 to market California avocados. In California, the growing area stretches from San Diego County to San Luis Obispo County, with the majority of the growing areas located approximately 100 miles north and south of Los Angeles County. The storage life of fresh avocados is limited. It can range from one to four weeks, depending upon the maturity of the fruit, the growing methods used, and the handling conditions in the distribution chain.

     As of October 31, 2003, the Hass variety is the predominant avocado variety marketed on a world-wide basis. California grown Hass avocados are available year-round, with peak production periods occurring between February through September. Other varieties have a more limited picking season and command a lower price. Approximately 2,000 growers deliver avocados to us, generally pursuant to a standard marketing agreement. Over the past several years, the share of avocados handled by us has remained strong, with approximately 34% of the 2003 California Hass avocado crop handled by us, based on data published by the California Avocado Commission. We attribute our solid foothold in the California industry principally to the competitiveness of the per pound returns we pay and the communication we maintain with our growers.

     Avocados delivered to our packinghouses are graded, sized, packed, and cooled for delivery to customers. Our ability to estimate the size, as well as the timing of the delivery of, the annual avocado crop has a substantial impact on both our costs and the sales price we receive for the fruit. To that end, our field personnel maintain direct contact with growers and farm managers and coordinate harvest plans. The feedback from our field-men is used by our sales department to establish sales prices used by our direct sales force.

     A significant portion of our costs are fixed. As a result, significant fluctuations in the volume of avocados delivered have a considerable impact on the per pound packing costs of avocados we handle. Generally, larger crops will result in a lower per pound handling cost. We believe that our cost structure is geared to optimally handle larger avocado crops than we have handled in recent years. Our strategy calls for continued efforts in aggressively recruiting new growers, retaining existing growers, and procuring a larger percentage of the California avocado crop.

     Avocados delivered to us are grouped as a homogenous pool on a weekly basis based on the variety, size, and grade. The proceeds we receive from the sale of each separate avocado pool, net of a packing and marketing fee provided to cover our costs and a profit, are paid back to the growers once each month with all of the fruit received in a given week receiving the same return by variety, grade, and size. The packing and marketing fee we withhold is periodically determined and revised based on our estimated per pound packing and operating costs, as well as our operating profit. Significant competitive pressures dictate that we set the packing and marketing fee at the lowest possible level to attract and retain both new and existing grower business. We believe that, if net proceeds paid ceased to be competitive, growers would choose to deliver their avocados to alternate competitive handlers. Consequently, we strive to deliver growers the highest return possible on avocados delivered to our packinghouses.

     The California avocado market is highly competitive with 9 major avocado handlers. A marketing order enacted by the state legislature is in effect for California grown avocados and provides the financial resource to fund generic advertising and promotional programs. Although avocados handled by us are identifiable through packaging and the Calavo brand name sticker, we believe that consumers generally do not purchase avocados based on brand loyalty. We have, however, developed a series of marketing and sales initiatives aimed at our largest customers that are designed to differentiate our products and services from those offered by our competitors. Some of these key initiatives are as follows:

•	We have established one of the industry’s largest proprietary marketing databases that facilitates a review of the performance of avocados in various grocery stores located across the nation. Based on this data, we are able to assist our customers in developing programs that will increase their sales. Generally, we review the performance of stores relative to others within the same geographic area and make recommendations designed to increase both the per unit and total dollar sales of avocados within the produce section.

•	We have developed various display techniques and packages that appeal to consumers and, in particular, impulse buyers. Some of our techniques include the bagging of avocados and the strategic display of the bags within the produce section. Our research has demonstrated that consumers generally purchase a larger quantity of avocados when presented in a bag as opposed to the conventional bulk displays. We also believe that the value proposition of avocados in a bag provides for a higher level of sales to grocery stores.

•	We have expanded our ProRipe™ avocado ripening program with select customers during fiscal 2003. This proprietary program allows us to deliver avocados with varying degrees of ripeness to our customers. We believe that ripened avocados help our customers address the consumers’ immediate needs and accelerate the sale of avocados through their stores.

•	We plan to start marketing our avocados under joint promotion programs with other food manufacturers in fiscal 2004. Under these programs, we seek to increase the promotional exposure of our products by providing certain sales incentives. These incentives will be offered in conjunction with various promotional campaigns designed to advertise the products of all parties involved. We believe these programs will help us minimize our advertising costs, as they will be shared with other parties, while still achieving recognition in the marketplace.

     We sell avocados to a diverse group of supermarket chains, wholesalers, foodservice and other distributors, as well as under private labels. The recent consolidation in the supermarket industry has led to fewer, but bigger buyers. In addition, limited sales are currently being made via e-commerce. We believe that our largest customers will require us and our competitors to implement one or more e-commerce distribution solutions to facilitate their procurement and inventory management programs. In our judgment, the shift to e-commerce by our largest customers will favorably impact larger handlers like us, which have the ability and financial resources to support these strategies. An increasing number of our customers are seeking short-term sales contracts that formalize their pricing and volume requirements. Generally, these contracts contain provisions that establish a price floor and/or ceiling during the contract duration. Again, in our judgment, the shift by our customers to drafting sales contracts benefits large handlers like us, which have the ability to fulfill the terms of these contracts. During 2003, our 5 largest customers represented approximately 23% of our sales, and our largest 25 customers represented approximately 61% of all fresh avocado sales.

International Avocados and Perishable Food Products

     Our international avocados and perishable food products segment leverages on our expertise in the handling and marketing of California avocados. We believe that the sales generated by this segment complement our offering of California avocados to our customers and stabilize the supply of avocados during seasons of low California production. We experienced significant revenue growth in this segment in fiscal 2003. Sales generated by this segment include avocados grown outside of California and other perishable food products, such as papayas. We market avocados from Mexico, Chile, New Zealand and, new for fiscal 2003, the Dominican Republic. We handle some of these products on a consignment basis for the suppliers. The agreements may require us to pay advances to growers for the fruit they have delivered. Historical experience demonstrates that providing such advances results in our acquiring full market risk for the product, as it is possible that our resale proceeds may be less than the amounts we paid to the grower. This is a result of the high level of volatility inherent in the avocado and perishable food markets, which are subject to significant pricing declines based on the availability of fruit in the market.

     In 1996, the United States Department of Agriculture (“USDA”) established a protocol whereby Mexican grown avocados are permitted to be imported, on a restricted basis, into the United States. Restrictions imposed on the marketing of the fruit, due to phytosanitary concerns, have limited the marketing of Mexican avocados to 31 states, from the middle of October to the middle of April. In 1998, we invested in this market by building a packinghouse in Uruapan, Mexico. We believe that our continued success in marketing Mexican avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices. Typically, Mexican growers restrict the supply of avocados for export to the United States in order to obtain higher field prices. Our continued profitability is subject to our ability to secure a sufficient volume of avocados at reasonable prices to recover our investment in the Mexican packing operations. We have also enjoyed increased sales of Mexican avocados to Japan, Canada, and Europe. During 2003, we packed and distributed approximately 31% of the avocados exported from Mexico into the United States and approximately 13% of the avocados exported from Mexico to countries other than the United States, based on our estimates.

     Net sales generated by our International avocados and perishable food products business depends principally on the availability of Chilean and Mexican grown avocados in the U.S. markets. Currently, Mexican grown avocados are significant during our first two fiscal quarters. Chilean grown avocados are significant during our 4th and 1st fiscal quarters. We are presently reviewing the impact, if any, of the pest risk assessment issued by the USDA during fiscal 2003, which, if adopted as drafted, would lift current import limitations on Hass avocados from Mexico. The marketing of the Mexican avocados is presently limited to 31 states, from the middle of October to the middle of April. This directive is intended to analyze the risks associated with expanding the importation of Mexican avocados to all U.S. states for the entire year. We believe that this assessment will be adopted, in a form substantially similar to its draft form, during our fiscal 2004. We are unable to project the impact, if any, the adoption of this proposed assessment will have on our financial condition and results of operations.

     From time to time, we will make various advances to Mexican growers to secure their avocado harvests (principally September to June). Our ability to recover these advances is largely dependent on the growers’ ability to deliver avocados to us and is subject to inherent risks of farming, such as weather and pests. As of October 31, 2003, advances outstanding to Mexican growers were approximately $0.5 million in order to secure the delivery of their avocado crops.

     In recent years, the volume of avocados exported by Chilean growers to the United States has continued to increase. Chilean growers continue to increase avocado plantings to capitalize on high returns available in the world-wide avocado markets. Additionally, with the Chilean harvesting season being complimentary to the California season (August through February), Chilean avocados are able to command competitive retail pricing in the market. During 2003, we distributed 15% of the Chilean imports into the United States, based on our estimates.

     New Zealand also exports avocados into the United States. The harvest of New Zealand avocados (September to December) overlaps with the Chilean and Mexican avocado harvest periods. Consequently, the introduction of avocados grown in New Zealand has had the effect of increasing the volume of avocados in the marketplace and increasing pressure on sales prices. During 2003, we distributed 43% of the New Zealand imports into the United States, based on our estimates.

     The Dominican Republic also exports avocados into the United States. Similar to the harvest of New Zealand avocados, the harvest of Dominican Republic avocados (August to January) overlaps with the Chilean and Mexican avocado harvest periods. As a result, the introduction of avocados grown in the Dominican Republic has had the effect of increasing the volume of avocados in the marketplace and increasing pressure on sales prices. During 2003, we distributed 7% of the Dominican Republic imports into the United States based on our estimates. We anticipate distributing substantially all (90% - 100%) of the Dominican Republic imports into the United States for fiscal 2004.

     In recent years, our distribution of other perishable food products has generally been limited to papayas procured from a Hawaiian packing operation, which is owned by the Chairman of our Board of Directors, Chief Executive Officer and President. During 2003, we distributed approximately half of the papayas sold in the continental United States, based on our estimates.

     Maui has operations in Arizona, California, and Hawaii. The primary focus of these operations is the growing, shipping and distribution of fresh produce. Maui primarily sources its products from the United States and Mexico. While Maui has numerous commodities, Hawaiian papayas, tomatoes, bell peppers, and chili peppers account for the majority of its sales. Sales for the most recently completed fiscal year ended December 31, 2002 were approximately $20 million. Maui does not experience significant fluctuations in sales related to seasonality.

     Maui has customers located primarily in the United States and Canada and these customers are principally in both the retail, foodservice, and wholesalers sectors. We plan to leverage our existing customer relationships with Maui’s current product offerings to stimulate sales growth.

Processed Products

     In the 1960’s and early 1970’s, we pioneered the process of freezing avocado pulp and developed a wide variety of guacamole recipes to address the diverse tastes of consumers and buyers in the food service industry. The segment was originally conceived as a mechanism to stabilize the price of California avocados by reducing the volume of avocados available to the marketplace. With the introduction of low cost processed products delivered from Mexican based processors, however, we realigned the segment’s strategy by shifting the fruit procurement and pulp processing functions to Mexico. In 1995, we invested in a processing plant in Mexicali, Mexico to derive the benefit of competitive avocado prices available in Mexico.

     In February 2003, however, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan calls for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan, Mexico. We believe that this restructuring will provide cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. We anticipate that the facility will be completed near the end of our first fiscal quarter 2004. The Santa Paula facility closed in February 2003. We plan to close the Mexicali facility during calendar year 2004, but no firm closing date has been determined.

     Special charges recorded through October 31, 2003 consist entirely of employee separation costs and write-downs of fixed assets. All employee separation costs were paid in cash and represent final payments to 26 production and 4 managerial employees formerly working at our Santa Paula, California processing facility. We expect to pay additional employee separation costs in connection with our planned future closure of our Mexicali, Baja California Norte production facility, which will be recognized when incurred. Those costs have not yet been quantified and are expected to be accrued for and paid during calendar year 2004. Costs related to the write-down of fixed assets represent a non-cash charge to reduce the carrying value of production assets located at our Santa Paula, California processed facility to their fair value. As of October 31, 2003, we have not accrued for any charges relating to the write-down of production assets being held at our Mexicali, Baja California Norte production facility as it is anticipated that all such assets will be re-commissioned at our new facility in Uruapan, Michoacan or their carrying value is less than their fair value.

     Through January 2003, the primary function of our Mexicali processed operation was to produce pulp for our Santa Paula plant. Our processing facility in Santa Paula, California would then receive the pulp from Mexicali, add ingredients, and package the product in plastic containers. The product would then be frozen for storage with shipment to warehouses and, ultimately, to our customers.

Subsequent to January 2003, however, our Mexicali processed operations became primarily focused on our individually quick frozen (IQF) avocado half product line and our high-pressure line.

     Our IQF line provides food service and retail customers with peeled avocado halves that are ripe and suitable for immediate consumption. These halves are frozen, packaged and shipped out of Mexicali to warehouses located in the U.S., and, ultimately, to our customers.

     During fiscal 2002, we purchased and commissioned new ultra high pressure treatment equipment designed to manufacture processed avocado products that are not frozen. Through October 31, 2003, our high pressure line consisted of one ultra high pressure machine manufacturing guacamole in Mexicali. This machine was commissioned for operations in October 2002 and ran near capacity during fiscal 2003. Utilizing avocado pulp and chunks, this high pressure equipment allows us to deliver fresh guacamole to retail and food service customers. Sales of our high pressure product totaled approximately $3.2 million for fiscal year 2003.

     We are presently installing a second, much larger, high pressure machine in our new facility being built in Uruapan, Michoacan, Mexico. We anticipate commissioning this second machine for operations during our second fiscal quarter of 2004, but we do not believe this machine will operate near capacity until the end of fiscal 2004.

     Although the additions of these product offerings are fairly recent, we believe that these high pressure machines will position our company to deliver the widest available array of processed avocado products to our customers. Consequently, we believe we are currently the only single source company supplying the complete range of processed avocado products including, frozen guacamole, ultra high pressure treated guacamole, and frozen avocado halves to foodservice and retail customers.

     Our customers include both companies in the food service industry and the retail business. Sales are made principally through a commissioned nationwide broker network, which is supported by our regional sales managers. We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, strategically located warehouses, and market relationships. During 2003, our largest 5 customers represented approximately 54% of all processed sales, and our largest 25 customers represented approximately 76% of processed sales.

     The food service and retail industries have continued a trend of business consolidation resulting in larger customers, but a smaller number of customers for our processed products. To secure the ongoing business of some of our largest customers, we have entered into certain rebate programs and exclusivity agreements. During fiscal 2003 and 2002, we paid $0.4 million and $1.0 million, representing both exclusivity fees and prepaid rebates to a major foodservice distribution customer. We believe that the trend of requesting payments from producers to secure either exclusivity or preferred status as a provider of processed products will continue.

Sales and Other Financial Information by Business Segment and Product Category

     Sales and other financial information by business segment is provided in Note 12 to our consolidated financial statements that are included in this Annual Report.

Patents and Trademarks

     Our trademarks include the Calavo brand name and related logos. We also utilize the following trademarks in conducting our business: Avo Fresco, Bueno, Calavo Gold, Celebrate the Taste, El Dorado, Fresh Ripe, Select, Taste of Paradise, The First Name in Avocados, Tico, and Triggered Avocados.

Working Capital Requirements

     Generally, we make payments to our California avocado growers and other suppliers in advance of collecting our accounts receivable. We generally bridge the timing between vendor payments and customer receipts by using operating cash flows and commercial bank borrowings. In addition, we provide crop loans and other advances to some of our growers, which are also funded through operating cash flows and borrowings. We experience larger levels of commercial bank borrowings during the California Hass avocado crop harvesting season.

     Our international avocados and perishable food products business requires working capital to finance the payment of advances to suppliers, and collection of accounts receivable. These working capital needs are also financed through the use of operating cash flows and bank borrowings and are generally concentrated during the Chilean Hass avocado crop harvesting season.

     With respect to our processed products business, we require working capital to finance the production of our processed avocado products, building and maintaining an adequate supply of finished product, and collecting our accounts receivable balances. These working capital needs are financed through the use of operating cash flows and bank borrowings.

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

     The USDA regulates and reviews imported food products. In particular, the USDA regulates the distribution of Mexican avocados within 31 states in the U.S. by requiring avocado importers and handlers to execute compliance agreements. These agreements represent an acknowledgment by handlers of the distribution restrictions placed on Mexican avocados and are used as a tool to ensure compliance with existing regulations. From time to time, we have been approached by USDA representatives in their oversight of the compliance agreement process. We continue to consult with USDA representatives to ensure that our systems of internal control provide a high level of reliability in securing compliance agreements on behalf of our customers.

     As a manufacturer and marketer of processed avocado products, our operations are subject to extensive regulation by various federal government agencies, including the Food and Drug Administration (“FDA”), the USDA and the Federal Trade Commission (“FTC”), as well as state and local agencies, with respect to production processes, product attributes, packaging, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for safety, purity and labeling. In addition, advertising of our products is subject to regulation by the FTC, and our operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act. Our manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities.

     As a result of our agricultural and food processing activities, we are subject to numerous environmental laws and regulations. These laws and regulations govern the treatment, handling, storage and disposal of materials and waste and the remediation of contaminated properties.

     We seek to comply at all times with all such laws and regulations and to obtain any necessary permits and licenses, and we are not aware of any instances of material non-compliance. We believe our facilities and practices are sufficient to maintain compliance with applicable governmental laws, regulations, permits and licenses. Nevertheless, there is no guarantee that we will be able to comply with any future laws and regulations or requirements for necessary permits and licenses. Our failure to comply with applicable laws and regulations or obtain any necessary permits and licenses could subject us to civil remedies including fines, injunctions, recalls or seizures, as well as potential criminal sanctions.

Employees

     As of October 31, 2003, we had 522 employees, of whom approximately 162 were located in the United States and 360 of whom were located in Mexico. None of Calavo’s United States employees are covered by a collective bargaining agreement. Approximately 120 of Calavo’s Mexican employees are represented by a union. No significant work stoppages have occurred since commencing operations in Mexico.

     The following is a summary of the number of “salaried” and “hourly” employees as of October 31, 2003.

Location		Salaried	Hourly

United States		91	71
Mexico		50	310

	TOTAL	141	381

     Although agriculture is a seasonal industry, avocados have a wider window of production than most perishable commodities. Consequently, we employ hourly personnel more routinely throughout the year when compared to other agriculture-dependent companies.

Risks Related to Our Business

We are subject to increasing competition that may adversely affect our operating results.

     The market for avocados and processed avocado products is highly competitive and affects each of our businesses. Each of our businesses are subject to competitive pressures, including the following:

•	Our California avocado business is impacted by an increasing volume of foreign grown avocados being imported into the United States. Recently, there have been significant plantings of avocados in Mexico, Chile, New Zealand, the Dominican Republic, and other parts of the world, which have had, and will continue to have, the effect of increasing the volume of foreign grown avocados entering the United States market. Generally, an increase in foreign grown avocados in the United States market, up to and including the additional fruit possible related to the proposed lifting of the import limitations on Hass avocados from Mexico, has the effect of lowering prices for California grown avocados and adversely impacting our results from operations.

•	Our California avocado business is subject to competition from other California avocado handlers. If we are unable to consistently pay California growers a competitive price for their avocados, these growers may choose to have their avocados marketed by alternate handlers.

•	Our international avocados and perishable food products business is impacted by competitors operating in Mexico. Generally, handlers of Mexican grown avocados operate facilities that are substantially smaller than our facility in Uruapan, Mexico. If we are unable to pack and market a sufficient volume of Mexican grown avocados, smaller handlers will have a lower per unit cost and be able to offer Mexican avocados at a more competitive price to our customers.

•	Our international avocados and perishable food products business is also subject to competition from other California avocado handlers that market Chilean grown avocados. If we are unable to consistently pay Chilean packers a competitive price for their avocados, these packers may choose to have their avocados marketed by alternate handlers.

•	Our processed products business is impacted by competitors operating exclusively in Mexico and in other areas of the world where lower product costs can be achieved. If we are unable to produce a sufficient volume of processed products at our existing facilities or successfully restructure our processed operations to take advantage of low product costs available in Mexico or elsewhere, our competitors may be able to offer processed products at a more competitive price to our customers.

•	Our frozen guacamole products are also subject to increasing competition from ultra high pressure treated guacamole being marketed by a Mexican competitor. If we are unable to introduce a similar offering of high pressure treated guacamole product, we may not be able to maintain our existing market share of guacamole products.

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

We are subject to rapidly changing USDA and FDA regulations which govern the importation of foreign avocados into the United States and the processing of processed avocado products.

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

     Disruption to the timely supply of these services or dramatic increases in the cost of these services for any reason including availability of fuel for such services, labor disputes, or governmental restrictions limiting specific forms of transportation could have an adverse effect on our ability to serve our customers and consumers and could have an adverse effect on our financial performance.

We have invested significant resources in optimally equipping our Uruapan, Mexico packinghouse facility. A recently filed lawsuit against the USDA may further restrict access or eliminate entirely the availability of Mexican grown avocados in the U.S. marketplace thereby impairing the value of our investment in our Uruapan packinghouse.

     During 2001, the California Avocado Commission and various other plaintiffs filed a lawsuit against the USDA alleging that the scientific basis used to expand the Mexican avocado import program was flawed. Further restrictions placed on importing Mexican grown avocados into the U.S. marketplace originating from this, or any other lawsuit, would have the effect of significantly impacting the volume of avocados packed at our facility. Absent optimal packing volumes, we may be unable to recover our fixed costs and be forced to close our facility. Closure of our Uruapan packinghouse may result in significant equipment impairment charges and additional charges associated with exiting these operations.

Item 2. Properties

     In addition to our corporate headquarters building, we own two packinghouses and one processing facility in California and lease one packinghouse and one processing facility in Mexico. Additionally, we are currently constructing a processing facility in Uruapan, Michoacan, Mexico.

     Our two California packinghouses handle all avocados delivered to us by California growers. The Temecula, California facility was built in 1985 and has been improved in capacity and efficiency since then. The Santa Paula, California facility was purchased in 1955 and has had recent equipment improvements equivalent to our Temecula facility. We believe that the combined annual capacity of the two packinghouses, under normal workweek operations, is sufficient to pack the annually budgeted volume of California avocados delivered to us by our growers.

     Our Santa Paula, California processing facility was built in 1975 and had a major expansion in 1988. In conjunction with our restructuring plan, which was approved in February 2003, this facility, which includes a storage freezer, has essentially been closed. Since February 2003, a portion of this building has continued to be used as a ripening and storage facility for our fresh avocado operation. We are currently reviewing options related to this facility, which includes the possible integration of corporate offices, as well as the assimilation of the operations of our Santa Paula packinghouse.

     Our Mexicali, Mexico processing plant was built in 1995 to our specifications. Our lease commitment for this facility extends through 2004. In conjunction with our restructuring plan, we plan on closing this facility during calendar 2004. We have not accrued for any charges relating to the write-down of production assets being held at our Mexicali, Baja California Norte production facility, as it is anticipated that all such assets will be re-commissioned at our new facility in Uruapan, Michoacan or their carrying value is less than their fair value.

     Our Uruapan, Mexico packinghouse, owned by the same landlord as our Mexicali facility, was also built to our specifications. We are committed to leasing the facility through 2008. This packinghouse enables us to handle in excess of 50 million pounds per year of Mexican grown avocados.

     We are currently constructing a processing facility in Uruapan, Michoacan, Mexico. The completion of this processed facility is projected to be near the end of our first fiscal quarter 2004. We believe that the annual capacity of this facility will be sufficient to process our budgeted annual production needs.

Item 3. Legal Proceedings

     From time to time, we become involved in legal proceedings that are related to our business operations. We are not currently a party to any legal proceedings that could have a material adverse effect upon our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our shareholders during the quarter ended October 31, 2003.

Executive Officers

     The following table sets forth the name, age and position of individuals who hold positions as executive officers of our company. There are no family relationships between any director or executive officer and any other director or executive officer of our company. Executive officers are elected by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position

Lecil E. Cole	63	Chairman of the Board, Chief Executive Officer and President
Arthur J. Bruno	53	Vice President, Finance and Corporate Secretary
Robert J. Wedin	54	Vice President, Sales & Fresh Marketing
Alan C. Ahmer	55	Vice President, Processed Product Sales and Production
Avi Crane	50	Vice President, International

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

     Arthur J. Bruno has served as our Vice President and Corporate Secretary since October 2003. From 1988 to 2003, Mr. Bruno served as the president and co-founder of Maui Fresh International, Inc. Mr. Bruno is a Certified Public Accountant.

     Robert J. Wedin has served as our Vice President since 1993. Mr. Wedin joined us in 1973 at our then Santa Barbara packinghouse. Beginning in 1990, Mr. Wedin served as a director of the California Avocado Commission for a period of ten years. Mr. Wedin currently is a board member of Producesupply.org and serves as a member of this organization’s executive committee.

     Alan C. Ahmer has served as our Vice President since 1989. Mr. Ahmer joined us in 1979 as a regional sales manager in our processed products business. In September 2003, Mr. Ahmer’s new title became Vice-President, Processed Product Sales and Production.

     Avi Crane has served as our Vice President since 1999. From 1993 to 1999, Mr. Crane was employed as a General Manager by a competitor, Chiquita Brands, Inc., and from 1985 to 1993, he was employed as a Vice President by the California Avocado Commission.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     In March 2002, our common stock began trading on the OTC Bulletin Board under the symbol “CVGW.” In July 2002, our common stock began trading on the Nasdaq National Market under the symbol “CVGW.”

     Prior to March 2002, a public trading market did not exist for our common stock. The stock was not listed on a securities exchange or on Nasdaq, and shares were transferred only if federal and state securities registration exemptions were satisfied. From time to time, we distributed to our shareholders lists of shareholders who had indicated an interest in purchasing or selling shares of stock, and the purchasing and selling shareholders then privately negotiated the terms of such transactions.

     The following tables set forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the OTC Bulletin Board and the Nasdaq National Market.

Fiscal 2002	High	Low

Second Quarter (from March 2002)	$12.00	$6.00
Third Quarter	$8.60	$7.00
Fourth Quarter	$8.40	$6.85

Fiscal 2003	High	Low

First Quarter	$7.95	$6.60
Second Quarter	$7.27	$6.70
Third Quarter	$7.25	$6.69
Fourth Quarter	$11.04	$6.94

     As of October 31, 2003, there were 1,500 stockholders of record of our common stock.

     In November 2003, we acquired all the outstanding common stock of Maui Fresh International, Inc. in exchange for 576,924 shares of our common stock valued at $4.05 million that we issued to the three shareholders of Maui Fresh International, Inc. See Note 16 to our consolidated financial statements, which are included in this Annual Report, for more information about this acquisition. Our issuance of these 576,924 shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act and Regulation D thereunder as a transaction by an issuer not involving a public offering of securities.

Dividend Policy

     Our dividend policy is to provide for an annual dividend payment, as determined by the Board of Directors. We anticipate that dividends would be paid in the first quarter of our fiscal year.

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

     On January 2, 2003, we paid a $0.20 per share dividend in the aggregate amount of $2,567,000 to shareholders of record on November 15, 2002.

     On January 5, 2004, we paid a $0.25 per share dividend in the aggregate amount of $3,232,000 to shareholders of record on November 17, 2003.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

     The following summary consolidated financial data (other than pounds information) for each of the years in the five-year period ended October 31, 2003 are derived from the audited consolidated financial statements of Calavo Growers, Inc. and our predecessor, Calavo Growers of California.

     Historical results are not necessarily indicative of results that may be expected in any future period. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto that are included elsewhere in this Annual Report.

	Fiscal Year Ended October 31,

	2003	2002	2001		2000	1999

	(In thousands, except per share data)
Income Statement Data:
Net sales	$246,761	$242,671	$217,704		$220,712	$177,853
Gross margin	25,465	25,823	18,808		19,554	14,302
Provision for income taxes	4,319	5,727	2,744		2,430	229
Net income	7,160	6,915	3,838		4,476	244
Basic and diluted net income per share(1)	$0.55	$0.60	$0.37		$0.43	$0.02
Balance Sheet Data as of End of Period:
Working capital	20,735	18,833	9,799		12,559	8,824
Total assets	53,689	55,132	52,368		46,537	43,295
Short-term debt	24	3,222	16,241		9,486	9,148
Long-term debt, less current position(2)	61	3,180	3,429		3,820	4,331
Shareholders’ equity	37,147	30,556	20,029		21,066	16,477
Cash Flows Provided by (Used in):
Operations	15,222	8,135	1,161		2,958	(6,624	)(3)
Investing(4)	(4,475)	(2,078)	(2,029)		(1,685)	(1,171)
Financing	(6,293)	(7,193)	1,433		(1,239)	6,920	(3)
Other Data:
Dividends per share(2)	$0.25	$0.20	$0.50	(2)	$—	$0.12
Net book value per share	$2.87	$2.38	$2.01		$2.13	$1.67
Pounds of California avocados delivered	114,844	149,217	158,449		119,247	82,227
Pounds of international avocados sold	70,348	69,512	44,935		42,300	32,630
Pounds of processed avocados sold	14,707	14,248	14,788		14,962	9,815

(1)	Dividends per share for fiscal 2001 represent the payment of our dividend to shareholders for the results of our fiscal 2000 operations. We did not declare a cash dividend in connection with our fiscal 2001 operating results. In December 2001, we declared a 5% stock dividend payable February 15, 2002 for all shareholders of record as of February 1, 2002. Basic and diluted earnings per share for all periods presented have been restated to reflect the 5% stock dividend. Dividends per share and net book value per share are computed based on the actual shares outstanding.

(2)	In July 2003, our Board of Directors approved the retirement of our Industrial Development Revenue Bond. The bonds were initially floated to provide the financing to construct our Temecula, California packinghouse. We repaid $2.8 million in principal under the indenture in September 2003.

(3)	Cash flows used in operations for fiscal 1999 include the effect of higher accounts receivable balances as of October 31, 1999 when compared to October 31, 1998. The increase in accounts receivable during the year is a result principally of higher California and imported avocado sales. Cash flows from financing activities for fiscal 1999 relate principally to amounts borrowed under short-term borrowing agreements to finance our increased operating cash flow needs and fund our fiscal 1998 investing activities.

(4)	Cash flows used in investing activities for fiscal 2003 include the effect of constructing a processing facility in Uruapan, Michoacan, Mexico. The completion of this processed facility is projected to be near the end of our first fiscal quarter 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risks related to our business” beginning on page 9 and elsewhere in this Annual Report.

Overview

     We are a leader in the distribution of avocados, processed avocado products, and other perishable food products throughout the United States and elsewhere in the world. Our history and expertise in handling California grown avocados has allowed us to develop a reputation of delivering quality products, at competitive prices, while providing a competitive return to our growers. This reputation has enabled us to expand our product offering to include avocados sourced on an international basis, processed avocado products, and other perishable foods. We report these operations in three business segments: California avocados, international avocados and other perishable food products and processed products. We report our financial results on a November 1 to October 31 fiscal year basis to coincide with the California avocado harvest season.

     Our California avocado business grades, sizes, packs and cools avocados grown in California for delivery to our customers. We presently operate two packinghouses in Southern California. These packinghouses handled approximately 34% of the California Hass avocado crop during the 2003 fiscal year, based on data obtained from the California Avocado Commission. Our operating results and the returns we pay our growers are highly dependent on the volume of avocados delivered to our packinghouses, as a significant portion of our costs are fixed. Our strategy calls for continued efforts in aggressively recruiting new growers, retaining existing growers and procuring a larger percentage of the California avocado crop to improve our results from operations.

     Our international and perishable food products business procures avocados grown in Mexico, Chile, New Zealand, and the Dominican Republic, as well as papayas grown in Hawaii. We operate a packinghouse in Mexico that handled approximately 31% of the Mexican avocado crop bound for the United States market during the 2002-2003 Mexican harvest season, based on our estimates. Additionally, during the 2002-2003 Chilean avocado harvest season, we handled approximately 15% of the Chilean avocado crop, based on our estimates. Our strategy is to procure and sell the internationally grown avocados to complement our distribution efforts in support of California grown avocados. We believe that the introduction of these avocados, although competitive at times with California grown avocados, provides a level of supply stability that may, over time, help solidify the demand for avocados among consumers in the United States and elsewhere in the world. We believe our efforts in distributing papayas grown in Hawaii complement our offerings of avocados. From time to time, we continue to explore distribution of other crops that provide reasonable returns to the business.

     Our processed products business procures avocados, processes avocados into a wide variety of guacamole products, and distributes the processed product to our customers. During fiscal 2003, we operated a processing plant in Mexico and a second facility in Southern California. The second facility, however, was closed in February 2003 in conjunction with the relocation of our processed business to our new, under construction, facility in Uruapan, Michoacan, Mexico. We anticipate this facility will be completed near the end of our first fiscal quarter in 2004. Our customers include both food service industry and retail businesses. Our strategy calls for the development of new guacamole recipes and other processed avocado products that address the diverse taste of today’s consumers. We also seek to expand our relationships with major food service companies and develop alliances that will allow our products to reach a larger percentage of the marketplace.

     Our California avocado and international and perishable food product businesses are highly seasonal and are characterized by rapid crop volume and price changes. Furthermore, the operating results of all of our businesses, including our processed product business, have been, and will continue to be, affected by substantial quarterly and annual fluctuations and market downturns due to a number of factors, such as pests and disease, weather patterns, changes in demand by consumers, the timing of the receipt, reduction, or cancellation of significant customer orders, the gain or loss of significant customers, market acceptance of our products and our customers’ products, our ability to develop, introduce, and market new products on a timely basis, availability and cost of avocados and supplies from growers and vendors, new product introductions by our competitors, change in the mix of avocados and processed products we sell, and general economic conditions. We believe, however, that we are currently positioned to address these risks and deliver favorable operating results for the foreseeable future.

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

Recent Developments

Dividend Payment

     In January 2004, we paid a $0.25 per share dividend in the aggregate amount of $3,232,000 to shareholders of record in November 2003.

Stock options

     During the year ended October 31, 2003, 95,000 stock options were exercised for proceeds totaling $475,000.

     In December 2003, our Board of Directors approved the issuance of options to acquire a total of 50,000 shares of our common stock to two members of our Board of Directors. Each option to acquire 25,000 shares vests in substantially equal installments over a 3-year period, has an exercise price of $7.00 per share and has a term of 5 years from the grant date. The market price of our common stock at the grant date was $10.01. In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” we will record compensation expense of approximately $151,000 over the vesting period of three years from the grant date.

Purchase commitment

     In May 2003, we entered into a commitment to purchase approximately 1.3 million pounds of processed avocado products from a supplier for a cost of approximately $1.5 million over a 12-month period. Through December 2003, we have received substantially all products subject to this commitment.

Acquisition

     In order to diversify our product lines and increase synergies within the marketplace, we acquired all the outstanding common shares of Maui Fresh International, Inc. (“Maui”) for 576,924 shares of our common stock valued at $4.05 million in November 2003. Maui, which generated approximately $20 million in revenues during its fiscal year ended December 31, 2002, is a specialty produce company servicing a wide array of retail, food service, and terminal market wholesale customers with over 25 different specialty commodities. The value of our common stock issued in conjunction with the acquisition was based on the average quoted market price of our common stock for 3 days before and after the announcement date.

     As security for certain potential contingencies, such as unrecorded liabilities, we are entitled to hold approximately 58,000 shares issued in conjunction with such acquisition for one full year from the acquisition date. In the event that these contingencies resolve as we expect them to, we will be obligated to return these shares.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Such estimates are preliminary and are subject to change upon receipt of valuation information:

November 7
(in thousands)	2003

(Preliminary)
Fixed assets	$114
Goodwill and intangible assets	4,046

Total assets acquired	4,160
Current liabilities	110

Net assets acquired	$4,050

     Goodwill is not subject to amortization and is generally not expected to be deductible for tax purposes.

Processed product segment restructuring

     In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business will be relocated. The plan calls for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan, Mexico. We believe that this restructuring will provide cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. We anticipate that the facility will be completed near the end of our first fiscal quarter 2004. The Santa Paula facility closed in February 2003. We plan to close the Mexicali facility during calendar year 2004, but no firm closing date has yet been determined.

     Through October 31, 2003, we have incurred costs related to this restructuring approximating $1,304,000. Our income statement for the year ended October 31, 2003 includes $890,000 as cost of sales, $106,000 as special charges, and $308,000 as selling, general and administrative expenses. These costs are comprised of the following components as of and for the year ended October 31, 2003:

				Reserves
	Special	Amounts	Non-cash	remaining
(in thousands)	charges	paid	charges	to be utilized

Employee separation costs	$74	$(74)	$—	$—
Write-down of fixed assets (net book value of $32)	32	—	(32)	—

Total special charges	106	(74)	(32)	—
Selling, general and administrative – freight	308	(308)	—	—
Cost of sales - facility operating costs	890	(693)	(197)	—

	$1,304	$(1,075)	$(229)	$—

     Special charges recorded through October 31, 2003 consist entirely of employee separation costs and write-downs of fixed assets. All employee separation costs were paid in cash and represent final payments to 26 production and 4 managerial employees formerly working at our Santa Paula, California processing facility. We expect to pay additional employee separation costs in connection with our planned future closure of our Mexicali, Baja California Norte production facility, which will be recognized when incurred, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Those costs have not yet been quantified and are expected to be accrued for and paid during fiscal year 2004. Costs related to the write-down of fixed assets represent a non-cash charge to reduce the carrying value of production assets located at our Santa Paula, California processed facility to their fair value. These write-downs were primarily the result of fixed assets no longer being used in the production process. As of October 31, 2003, we have not accrued for any charges relating to the write-down of production assets being held at our Mexicali, Baja California Norte production facility as it is anticipated that all such assets will be re-commissioned at our new facility in Uruapan, Michoacan or their carrying value is less than their net realizable value.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate all of our estimates, including those related to the areas of customer and grower receivables, inventories, useful lives of property, plant and equipment, promotional allowances, income taxes, retirement benefits, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods.

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

     Advances to Suppliers. We advance funds to third-party growers primarily in California, Chile and Mexico for various farming needs. These advances are generally secured with a crop lien or other collateral owned by the grower. We continuously evaluate the ability of these growers to repay advances and the fair value of the collateral in order to evaluate the possible need to record an allowance.

     Promotional Allowances. We provide for promotional allowances at the time of sale, based on our historical experience. Our estimates are generally based on evaluating the average length of time between the product shipment date and the date on which we pay the customer the promotional allowance. The product of this lag factor and our historical promotional allowance payment rate is the basis for the promotional allowance included in accrued expenses on our balance sheet. Actual amounts may differ from these estimates and such differences are recognized as an adjustment to net sales in the period they are identified.

     Cash rebates are generally earned by our customers upon achievement of volume purchases or by corporate customers for purchases made by their affiliated subsidiaries. Cash rebates, as well as all other sales incentives that result in a reduction in, or refund of, the selling price at the time of sale, have been classified as a reduction of sales.

     Net Sales. We recognize sales once they are realizable and earned. Sales of products and related costs of products sold are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. Perishable product sales are recorded when the product is shipped, title passes, and the sales price is known. Sales from processed products are recorded when the product is shipped and title and risk passes. Service revenue, including freight, ripening, storage, bagging and palletization charges, is recorded when services are performed and sales of the related products are delivered.

     Allowance for customer deductions. We provide an allowance for customer deductions and receivable balances remaining, after partial invoice payments, based on historical experience and the aging of the related accounts receivable.

Results of Operations

     The following table sets forth certain items from our consolidated statements of income, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,

	2003	2002	2001

Net Sales	100.0%	100.0%	100.0%
Gross margins	10.3%	10.6%	8.6%
Selling, general and administrative	6.0%	5.7%	5.8%
Operating income	4.3%	4.9%	2.9%
Other expense (income), net	(0.4)%	(0.3)%	(0.2)%
Net income	2.9%	2.8%	1.8%

Net Sales

     We believe that the fundamentals for our products continue to be favorable. Government census studies continue to indicate a shift in the demographics of the U.S. population in which larger portions of the population descend from a Hispanic origin. Avocados are considered a staple item purchased by Hispanic consumers and their acceptance as part of American cuisine continues to spur demand for our products. We anticipate avocado products will further penetrate the United States marketplace driven by growth in the Hispanic community and general acceptance in American cuisine. As the largest marketer of avocado products in the United States, we believe that we are well positioned to leverage this trend and to grow all segments of our business.

     We recognize sales of perishable products when the product is shipped, title and risk passes, and the market price is known. Service revenue, including freight, ripening, and palletization charges, are recorded when services are performed and/or the product is shipped. We generally recognize sales from processed product sales directly to our customers upon shipment and transfer of title and risk. We provide for sales returns and other allowances at the time of shipment, based on our experience. The following table summarizes our net sales by business segment:

	2003	Change	2002	Change	2001

	(Dollars in thousands)
Net sales:
California avocados	$149,635	(9.4)%	$165,077	10.7%	$149,158
International avocados and perishable food products	75,347	27.5%	59,083	25.6%	47,048
Processed products	32,360	8.0%	29,960	(0.5)%	30,107
Eliminations	(10,581)		(11,449)		(8,609)

Total net sales	$246,761	1.7%	$242,671	11.5%	$217,704

As a percentage of net sales:
California avocados	60.6%		68.0%		68.1%
International avocados and perishable food products	28.0%		22.2%		19.9%
Processed products	11.4%		9.8%		12.0%

	100.0%		100.0%		100.0%

     Net sales for the year ended October 31, 2003, when compared to 2002, grew by approximately $4.1 million, or 1.7%, principally as a result of growth experienced by our International avocados and perishable food products and our processed products segments, partially offset by a decrease in our California avocados segment. In particular, growth in our net sales reflects an increasing percentage of our business being generated by our International avocados and perishable food product segments.

     Net sales generated by our International avocados and perishable food products business depends principally on the availability of Chilean and Mexican grown avocados in the U.S. markets. Currently, Mexican grown avocados are significant during our first two fiscal quarters. Chilean grown avocados are significant during our 1st and 4th fiscal quarters. We are presently reviewing the impact, if any, of the pest risk assessment issued by the USDA during fiscal 2003, which, if adopted as drafted, would lift current import limitations on Hass avocados from Mexico. The marketing of the Mexican avocados is presently limited to 31 states, from the middle of October to the middle of April. This directive is intended to analyze the risks associated with expanding the importation of Mexican avocados to all U.S. states for the entire year. We believe that this assessment will be adopted, in a form substantially similar to its draft form, during our fiscal 2004. We are unable to project the impact, if any, the adoption of this proposed assessment will have on our financial condition and results of operations.

     Notwithstanding the aforementioned pest risk assessment, we anticipate the continuation of growth in our International avocados and perishable food product segment for fiscal 2004. Additionally, we anticipate slightly increasing sales in our processed products business and also anticipate continued growth in net sales generated from value-added bagging and ripening services, as well as the need to promote our products with additional sales incentives. We also anticipate that sales generated from our California avocados and International avocados and perishable food products segments will continue to represent the majority of total net sales and the percentage of total net sales generated from these segments may increase in the future.

     The following tables set forth sales by product category, freight and other charges and sales incentives, by segment (dollars in thousands):

	Year ended October 31, 2003				Year ended October 31, 2002

		International				International
		avocados and				avocados and
		perishable				perishable
	California	food	Processed		California	food	Processed
	avocados	products	products	Total	avocados	products	products	Total

Third-party sales:
California avocados	$140,795	$—	$—	$140,795	$153,878	$—	$—	$153,878
Imported avocados	—	56,306	—	56,306	—	43,715	—	43,715
Papayas	—	2,920	—	2,920	—	2,658	—	2,658
Miscellaneous	—	30	—	30	—	42	—	42
Processed - food service	—	—	28,545	28,545	—	—	24,964	24,964
Processed - retail and club	—	—	5,165	5,165	—	—	5,141	5,141

Total fruit and product sales to third-parties	140,795	59,256	33,710	233,761	153,878	46,415	30,105	230,398
Freight and other charges	8,997	10,079	290	19,366	11,381	7,540	217	19,138

Total fruit and product sales to third-parties	149,792	69,335	34,000	253,127	165,259	53,955	30,322	249,536
Less sales incentives	(157)	(251)	(5,958)	(6,366)	(182)	(150)	(6,533)	(6,865)

Total net sales to third-parties	149,635	69,084	28,042	246,761	165,077	53,805	23,789	242,671
Intercompany sales	—	6,263	4,318	10,581	—	5,278	6,171	11,449

Net sales	$149,635	$75,347	$32,360	257,342	$165,077	$59,083	$29,960	254,120

Intercompany sales eliminations				(10,581)				(11,449)

Consolidated net sales				$246,761				$242,671

	Year ended October 31, 2002				Year ended October 31, 2001

		International				International
		avocados and				avocados and
		perishable				perishable
	California	food	Processed		California	food	Processed
	avocados	products	products	Total	avocados	products	products	Total

Third-party sales:
California avocados	$153,878	$—	$—	$153,878	$137,166	$—	$—	$137,166
Imported avocados	—	43,715	—	43,715	—	34,566	—	34,566
Papayas	—	2,658	—	2,658	—	3,378	—	3,378
Miscellaneous	—	42	—	42	—	41	—	41
Processed - food service	—	—	24,964	24,964	—	—	25,912	25,912
Processed - retail and club	—	—	5,141	5,141	—	—	5,625	5,625

Total fruit and product sales to third-parties	153,878	46,415	30,105	230,398	137,166	37,985	31,537	206,688
Freight and other charges	11,381	7,540	217	19,138	11,304	5,256	59	16,619

Total fruit and product sales to third-parties	165,259	53,955	30,322	249,536	148,470	43,241	31,596	223,307
Less sales incentives	(182)	(150)	(6,533)	(6,865)	(276)	(14)	(5,313)	(5,603)

Total net sales to third-parties	165,077	53,805	23,789	242,671	148,194	43,227	26,283	217,704
Intercompany sales	—	5,278	6,171	11,449	964	3,821	3,824	8,609

Net sales	$165,077	$59,083	$29,960	254,120	$149,158	$47,048	$30,107	226,313

Intercompany sales eliminations				(11,449)				(8,609)

Consolidated net sales				$242,671				$217,704

     Net sales by segment includes intercompany activity consisting of value-added services billed by our Calavo de Mexico subsidiary to its parent for receiving and packaging avocados for sale outside of Mexico, as well as value-added services billed by our Calavo Foods de Mexico subsidiary to its parent for processing fresh avocados in avocado pulp, which was then made into finished product at our Santa Paula processing facility, which is now closed. All intercompany sales are eliminated in our consolidated results of operations.

California Avocados

     Net sales delivered by the business decreased by approximately $15.4 million, or 9.4%, from fiscal 2002 to 2003. The decrease in fiscal 2003 sales primarily reflects a decrease in avocados delivered by our growers of 23%, or 34.4 million pounds, partially offset by a significant improvement in the average selling prices of avocados when compared to fiscal 2002. The decrease in delivered pounds is consistent with the decrease in the overall harvest of the California avocado crop for the 2002/2003 season, as well as a shift in growing areas where we do not command as significant a market share. Despite this decrease in volume, we have continued to maintain our leadership role in packing and marketing California grown avocados. Our market share of first grade Hass variety avocados was approximately 34% and 37% during fiscal 2003 and 2002. For the 2002/2003 season, we attribute such decrease in market share primarily to the aforementioned shift into growing areas where we do not command as significant a market share among growers.

     Average selling prices, on a per carton basis, for first grade Hass variety avocados for fiscal 2003 were $4.59 higher when compared to fiscal 2002. We attribute some of the increase in these average selling prices to increasing demand for California grown avocados in the U.S. marketplace and a reduced volume of avocados. We believe that our investments in focused marketing activities, combined with promotional programs established by the California Avocado Commission, have generally had a positive effect on average sales prices. Our strategy is to continue to develop marketing opportunities that favorably position avocados packed by Calavo with our customers by emphasizing existing value-added services, such as fruit bagging and ripening. We believe that these and other value added strategies are critical elements in sustaining competitive average selling prices.

     Net sales delivered by the business increased by approximately $15.9 million, or 10.7%, from fiscal 2001 to 2002. The increase in fiscal 2002 sales reflects a significant improvement in the average selling prices of avocados when compared to fiscal 2001, partially offset by a decrease in avocados delivered by our growers of 5.8%, or 9.2 million pounds. The decrease in delivered pounds was consistent with the expected decrease in the overall harvest of the California avocado crop for the 2001/2002 season. Despite this decrease in volume, we continued to build on our leadership role in packing and marketing California grown avocados and maintained a strong market share of first grade Hass variety avocados during fiscal 2002. Our market share of first grade Hass variety avocados was approximately 37% and 36% during fiscal 2002 and 2001.

     Average selling prices, on a per carton basis, for first grade Hass variety avocados for fiscal 2002 were $3.88 higher when compared to fiscal 2001. We attribute some of the increase in these average selling prices to increasing demand for California grown avocados in the U.S. marketplace and a slightly reduced volume of avocados.

     In October 2002, the USDA announced the creation of a Hass Avocado Board to promote the sale of Hass variety avocados in the U.S. marketplace. The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales. The new Hass Avocado Board now provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace including imported and California grown fruit. We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our California avocado and international avocado businesses. During fiscal 2003, we remitted approximately $2.4 million to the Hass Avocado Board.

International and Perishable Food Products

     For fiscal 2003, net sales include approximately $6.3 million of value-added services billed by our Mexican subsidiaries to the parent company, which are eliminated from our consolidated financial results. For fiscal 2003, when compared to fiscal 2002, net sales to third-party customers increased by approximately $15.2 million, or 28.4%, from $53.8 million to $69.0 million.

     The increased sales to third parties by our International and perishable foods products business were primarily driven by a greater volume of Chilean and Mexican grown avocados penetrating into the U.S., Japan and Europe marketplaces. The volume of fruit handled increased by 4.1 million pounds of Chilean grown avocados, or 16.3%, and 9.3 million pounds of Mexican grown avocados, or 30.3%, for fiscal 2003 when compared to fiscal 2002. Pricing during fiscal 2003 was fairly stable as well, when compared to fiscal 2002.

     During fiscal 2003, we sourced a significantly greater volume of Mexican grown avocados from our Uruapan, Mexico packinghouse. During fiscal 2003, the volume of fruit related to shipments to the U.S. marketplace increased by approximately 2.5 million pounds, or 13.8%, as compared to fiscal 2002. In addition, net sales resulting from the sale of Mexican grown avocados were also favorably impacted by increased demand from Japanese and European customers. During fiscal 2003, the volume of fruit related to shipments to Japan and Europe increased by approximately 6.7 million pounds, or 76.8%, as compared to fiscal 2002. We believe that sales of Mexican grown avocados will continue to show a growing trend. We intend to leverage our position as the largest packer of Mexican grown avocados for export markets to improve the overall performance of this business.

     For fiscal 2002 and 2001, net sales include approximately $5.3 million and $3.8 million of value-added services billed by our Mexican subsidiaries to the parent company, which are eliminated from our consolidated financial results. For fiscal 2002, when compared to fiscal 2001, net sales to third party customers increased by approximately $10.6 million, or 24.5%, from $43.2 million to $53.8 million. The increased sales to third parties were primarily driven by a greater volume of Chilean and Mexican grown avocados in the U.S. marketplace. The volume of fruit handled increased by 2.4 million pounds of Chilean grown avocados, or 10.2%, and 22.6 million pounds of Mexican grown avocados, or 113.6%, for fiscal 2002 when compared to fiscal 2001.

Processed Products

     For fiscal 2003, net sales include approximately $4.3 million of value-added services billed by our Mexican subsidiaries to the parent company, which are eliminated from our consolidated financial results. Net sales to third-party customers increased by approximately $4.2 million, or 17.9%, from $23.8 million for fiscal 2002 to $28.0 million for fiscal 2003. The increase in fiscal 2003 net sales to third-party customers is primarily attributable to an increase in 0.5 million pounds of product sold, or 3.2%, an increase in the sales price per product pound sold of $0.18, and a decrease in sales incentives and promotional activities paid of $0.6 million or 8.8%. During fiscal 2003, we experienced an increase in demand for our frozen processed products as one of our competitors exited from the business. As a result of the increase in demand for our product, we decreased our sales incentives and promotional activities paid.

     During fiscal 2002, we purchased and commissioned new ultra high pressure treatment equipment designed to manufacture processed avocado products that are not frozen. Through October 31, 2003, our high pressure line consisted of one ultra high pressure machine manufacturing guacamole in Mexicali. This machine was commissioned for operations in October 2002 and ran near capacity during fiscal 2003. Utilizing avocado pulp and chunks, this high pressure equipment allows us to deliver fresh guacamole to retail and food service customers. Sales of our high pressure product totaled approximately $3.2 million for fiscal year 2003. We did not have significant sales of our high pressure product during fiscal 2002.

     We are presently installing a second, much larger, high pressure machine in our new facility being built in Uruapan, Michoacan, Mexico. We anticipate commissioning this second machine for operations during our second fiscal quarter of 2004, but we do not believe this machine will operate near capacity until near the end of fiscal 2004. We believe that the introduction of these fresh guacamole products will, in the long-term, successfully address a growing market segment.

     For fiscal 2002 and 2001, net sales include approximately $6.2 million and $3.8 million of value-added services billed by our Mexican subsidiaries to the parent company, which are eliminated from our consolidated financial results. Net sales to third-party customers decreased by approximately $2.5 million, or 9.5%, from $26.3 million for fiscal 2002 to $23.8 million for fiscal 2001. The decrease in fiscal 2002 net sales to third-party customers is attributable to a decrease in 0.5 million pounds of product sold, or 3.7%, and an increase in sales incentives and promotional activities paid of $1.2 million or 23.0%.      .

Gross Margins

     The following table summarizes our gross margins and gross profit percentages by business segment:

	2003	Change	2002	Change	2001

	(Dollars in thousands)
Gross Margins:
California avocados	$14,873	(13.9)%	$17,281	44.9%	$11,926
International avocados and perishable food products	5,575	50.2%	3,711	404.2%	736
Processed products	5,017	3.9%	4,831	(21.4)%	6,146

Total gross margins	$25,465	(1.4)%	$25,823	37.3%	$18,808

Gross profit percentages:
California avocados	9.9%		10.5%		8.0%
International avocados and perishable food products	8.1%		6.9%		1.7%
Processed products	17.9%		20.3%		23.4%
Consolidated	10.3%		10.6%		8.6%

     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Gross margins decreased by approximately $0.4 million, or 1.4%, from fiscal 2002 to 2003, principally as a result of decreases in the gross profit percentages realized by our California avocado and processed products segments, which were partially offset by increased gross profit percentages achieved by our international avocado and perishable food products segment. Gross margins increased by approximately $7.0 million, or 37.3%, from fiscal 2001 to 2002, principally as a result of increases in the gross profit percentages realized by our California avocado and international avocado and perishable food products segments, which were partially offset by decreased gross profit percentages achieved by our processed products segment.

     Gross margins and gross profit percentages for our California avocado business are largely dependent on production yields achieved at our packinghouses, current market prices of avocados, and the volume of avocados packed. The decrease in our gross margin percentage during fiscal 2003 is primarily related to a higher average return per pound paid to our growers. Our growers received an average return of $1.03 per pound, as compared to $0.86 per pound in fiscal 2002. The volume of avocados delivered by our growers decreased, however, by approximately 34.4 million pounds. During fiscal 2002, our growers received an average return of $0.86 per pound, as compared to $0.74 per pound in fiscal 2001, whereas the volume of avocados delivered decreased by approximately 9.2 million pounds. During fiscal 2003, freight and handling costs decreased by approximately $0.7 million, from $4.2 million in fiscal 2002 to $3.5 million during fiscal 2003. During fiscal 2002, freight and handling costs decreased by approximately $0.2 million, from $3.0 million in fiscal 2001 to $2.8 million during fiscal 2002. We continue to review our packinghouse processes for potential improvements in packing efficiencies and more favorable production yields.

     The gross margin and gross profit percentage for our international avocado and perishable food products business are dependent on the volume of fruit we handle and the competitiveness of the returns that we provide to third-party domestic packers. For example, the gross margins we earn on avocados procured from Chile, New Zealand, and the Dominican Republic, as well as papayas grown in Hawaii, are generally based on a commission agreed to with each packer that is subject to incentive provisions. These provisions provide for us to deliver returns to these domestic packers that are competitive with those delivered by other handlers. Accordingly, the gross margin results for this business are a function of the volume handled and the competitiveness of the sales prices that we realize as compared to others. For fiscal 2003, we generated gross margins of $2.3 million from the sale of fresh produce products that were domestically packed by third parties, whereas gross margins for fiscal 2002 were only $1.4 million. For fiscal 2002, we generated gross margins of $1.4 million from the sale of fresh produce products that were domestically packed by third parties, whereas gross margins for fiscal 2001 were only $1.2 million. Our business with Mexican growers differs in that we operate a packinghouse in Mexico and purchase avocados directly from the field. Consequently, the gross margin and gross profit percentages generated by our Mexican operations are significantly impacted by the volume of avocados handled by our packinghouse. During fiscal 2003, our gross margins generated from the sale of Mexican avocados improved from approximately $1.8 million in fiscal 2002 to $2.2 million in fiscal 2003, principally as a result of increases in the pounds packed at our facility. These efficiencies, however, were adversely affected via the introduction of the new $0.025 per pound marketing assessment imposed on avocados imported into the United States. During fiscal 2002, our gross margins generated from the sale of Mexican avocados improved from a negative margin of approximately $0.7 million in fiscal 2001 to a positive margin of $1.8 million in fiscal 2002 principally as a result of increases in the pounds packed at our facility.

     Gross margins and gross profit percentages for our processed products business are largely dependent on the pricing of our final product and the cost of avocados used in preparing guacamole. During fiscal 2003, the decrease in the gross margin percentage is primarily related to higher fruit costs, as well as inefficiencies related to the relocation of production from Santa Paula, California and Mexicali, Mexico to our newly constructed facility in Uruapan, Mexico. Additionally, as a result of the closure of our Santa Paula processed facility and greater then expected increase in demand for our products, we have been depleting our inventory at a rate greater than initially planned. Therefore, we entered into agreements and/or discussions with two processed avocado product suppliers to supplement our existing inventory levels. This had the effect of decreasing our gross margin percentage due to higher costs and inefficiencies related to sourcing this product from outside suppliers. During fiscal 2001 to 2002, the cost of avocados used in the preparation of our processed products decreased by 36.9%, principally due to lower prices for avocados having the necessary quality for preparing our processed products.

Selling, General and Administrative

	2003	Change	2002	Change	2001

	(Dollars in thousands)
Selling, general and administrative	$14,769	6.4%	$13,881	10.4%	$12,568
Percentage of net sales	6.0%		5.7%		5.8%

     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses, and other general and administrative costs. Selling, general and administrative expenses increased by approximately $0.9 million from fiscal 2002 to 2003. The increase is attributable principally to $0.4 million of additional marketing expenses, $0.3 million of transportation costs associated with the relocation of the processed product operations, and $0.2 million in incentives paid to employees.

Selling, general and administrative expenses increased by approximately $1.3 million from fiscal 2001 to 2002. The increase is attributable principally to $0.6 million of additional administrative expenses, $0.6 million in incentives paid to employees, and miscellaneous other net increases of $0.1 million.

Other Income, Net

	2003	Change	2002	Change	2001

	(Dollars in thousands)
Other income, net	$(889)	27.0%	$(700)	104.7%	$(342)
Percentage of net sales	(0.4)%		(0.3)%		(0.2)%

     Other income, net includes interest income and expense generated primarily in connection with our financing activities, as well as certain other transactions that are outside of the course of normal operations. During fiscal 2003, other income, net includes interest accrued on notes receivable from directors and officers of approximately $0.3 million. During fiscal 2002, other income includes interest accrued on notes receivable from directors and officers of approximately $0.2 million.

Provision for Income Taxes

	2003	Change	2002	Change	2001

	(Dollars in thousands)
Provision for income taxes	$4,319	(24.6)%	$5,727	108.7%	$2,744
Percentage of income before provision for income taxes	37.6%		45.3%		41.7%

     The effective income tax rate for fiscal 2003 is higher than the federal statutory rate principally due to state taxes. The effective income tax rate for fiscal 2002 is higher than the federal statutory rate principally due to state and foreign taxes and certain non-recurring transaction costs related to our conversion from a cooperative to a for-profit corporation that were non-deductible for tax purposes. Our effective income tax rate decreased from 45.3% in fiscal 2002 to 37.6% in fiscal 2003 primarily as a result of a reduction in non-deductible transaction costs and a favorable reduction in our state and foreign tax rates during fiscal 2003 when compared to fiscal 2002. We anticipate that our effective tax rate for fiscal 2004 will be approximately 40.0%.

Quarterly Results of Operations

     The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2003. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with our audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. Our effective income tax rate decreased in our 4th fiscal quarter of 2003 primarily as a result of a favorable reduction in our foreign tax rate.

	Three months ended

	Oct. 31,	July 31,	Apr. 30,	Jan. 31,	Oct. 31,	July 31,	Apr. 30,	Jan. 31,
	2003	2003	2003	2003	2002	2002	2002	2002

	(in thousands, except per share amounts)
Statement of Operations Data
Net sales	$63,780	$81,359	$57,393	$44,229	$64,384	$76,420	$56,144	$45,723
Cost of sales	58,450	72,118	50,422	40,306	58,202	67,498	49,006	42,142

Gross margin	5,330	9,241	6,971	3,923	6,182	8,922	7,138	3,581
Selling, general and administrative	3,444	4,004	4,130	3,191	4,278	3,325	3,254	3,024
Restructuring charge	3	5	98		—	—	—	—

Operating income	1,883	5,232	2,743	732	1,904	5,597	3,884	557
Other expense (income), net	(274)	(294)	(206)	(115)	(363)	(184)	(145)	(8)

Income before provision (benefit) for income taxes	2,157	5,526	2,949	847	2,267	5,781	4,029	565
Provision (benefit) for income taxes	471	2,287	1,214	347	1,059	2,657	1,758	253

Net income	$1,686	$3,239	$1,735	$500	$1,208	$3,124	$2,271	$312

Net income per share:
Basic	$0.13	$0.25	$0.13	$0.04	$0.10	$0.26	$0.20	$0.03
Diluted	$0.13	$0.25	$0.13	$0.04	$0.10	$0.26	$0.19	$0.03
Number of shares used in per share computation:
Basic	12,930	12,930	12,930	12,856	12,307	11,836	11,637	10,466
Diluted	12,970	12,960	12,960	12,887	12,377	11,906	11,670	10,466

Liquidity and Capital Resources

     Operating activities for fiscal 2003, 2002 and 2001 provided cash flows of $15.2 million, $8.1 million, and $1.2 million. Fiscal 2003 operating cash flows reflect our net income of $7.2 million, net noncash charges (depreciation and amortization, gains and losses) of $1.9 million and a net increase in the non-cash components of our working capital of approximately $6.1 million.

     The fiscal 2003 working capital increases include a decrease in inventories of $4.4 million, principally due the relocation of our processed operations to Uruapan, Michoacan, Mexico, a decrease in accounts receivable of $1.3 million, a decrease in advances to suppliers of $1.9 million, an increase in trade accounts payable and accrued expenses of $0.6 million, an increase in prepaid expenses and other assets of $0.5 million, and other miscellaneous net increases of $0.5 million, partially offset by a decrease in payable to growers of $2.9 million and an increase in deferred income taxes of $0.2 million.

     Cash used in investing activities was $4.5 million, $2.1 million, and $2.0 million for fiscal years 2003, 2002, and 2001. Fiscal 2003 cash flows used in investing activities include capital expenditures of $6.5 million, principally related to the construction of our new processed operations facility in Uruapan, Michoacan, Mexico, partially offset by the $2.1 million proceeds received related to the sale of our investments held-to-maturity.

     Cash flows used in financing activities were $6.3 million and $7.2 million for fiscal years 2003 and 2002, compared to cash from financing of $1.4 million in fiscal 2001. Cash flows from financing activities used during fiscal 2003 include repayments of borrowings of $6.3 million, the payment of a dividend totaling $2.6 million, and other miscellaneous payments totaling $0.1 million, partially offset by proceeds of $2.2 million from collection of notes receivable from shareholders and proceeds received of $0.5 million from the exercise of stock options.

     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of October 31, 2003 and 2002 totaled $5.4 million and $0.9 million. Our working capital at October 31, 2003 was $20.7 million compared to $19.1 million at October 31, 2002. The overall working capital increase reflects our repayment of short-term borrowings and the increase in our cash balance.

     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We currently maintain two short-term, non-collateralized, revolving credit facilities with separate banks, which expire through April 2004. We have received commitments from both banks, however, for new credit facilities, maturing in December 2005, totaling $24,000,000. We are in the process of finalizing both note agreements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. In order to finance such growth, we may seek to obtain additional borrowings or issue shares of our common stock.

     The following table summarizes contractual obligations pursuant to which we are required to make cash payments. The information is presented as of our fiscal year ended October 31, 2003:

	Payments due by period

					More than
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	5 years

Long-term debt obligations	$85	$24	$36	$16	$9
Operating lease commitments	3,021	993	1,239	845	4

Total	$3,106	$1,017	$1,275	$861	$13

Impact of Recently Issued Accounting Pronouncements

     See Note 2 of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments include cash and cash equivalents, accounts receivable, short and long-term loans to growers, notes receivable from shareholders, accounts payable, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2003.

	Expected maturity date October 31,

(All amounts in thousands)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Assets
Cash and cash equivalents (1)	$5,375	$—	$—	$—	$—	$—	$5,375	$5,375
Accounts receivable (1)	16,560	—	—	—	—	—	16,560	16,560
Short-term loans to growers (1)	353	—	—	—	—	—	353	353
Loans to growers (2)	200	—	338	—	370	—	908	952
Notes receivable from shareholders (3)	263	211	211	2,878	—	—	3,563	3,691
Liabilities
Accounts payable (1)	$1,534	$—	$—	$—	$—	$—	$1,534	$1,534
Fixed-rate long-term obligations (4)	23	23	13	8	8	10	85	91

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, short-term advances to growers, and accounts payable approximate their fair value due to the short maturity of these financial instruments.

(2)	Loans to growers bear fixed interest rates ranging from 5.0% to 10.0% with a weighted-average interest rate of 7.7%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 5.1%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $29,000.

(3)	Notes receivable from shareholders bear interest at 7.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 6.25%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $169,000.

(4)	Fixed rate long-term obligations bear interest rates ranging from 3.3% to 8.2%, with a weighted-average interest rate of 5.3%. We believe that loans with a similar risk profile would currently yield a return of 3.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $3,000. We retired long-term fixed-rate obligations, with a principal amount of $517,000, during fiscal 2003.

     We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Consequently, we do not use any hedging or forward contracts to offset market volatility.

     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico, on a weekly basis, to satisfy domestic cash needs. Consequently, the spot rate for the Mexican peso has a moderate impact on our operating results. We do not believe, however, that this impact is sufficient to warrant the use of derivative instruments to hedge the fluctuation in the Mexican peso. Total foreign currency gains and losses for each of the three years ended October 31, 2003 do not exceed $0.1 million.

Item 8. Financial Statements and Supplementary Data

CALAVO GROWERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	October 31,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$5,375	$921
Accounts receivable, net of allowances of $1,219 (2003) and $286 (2002)	16,560	17,907
Inventories, net	8,021	12,461
Prepaid expenses and other current assets	4,487	4,175
Loans to growers	353	467
Advances to suppliers	624	2,535
Income taxes receivable	—	288
Deferred income taxes	1,379	1,252

Total current assets	36,799	40,006
Property, plant, and equipment, net	13,121	9,497
Investments held to maturity	—	1,979
Other assets	3,769	3,650

	$53,689	$55,132

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$3,446	$6,368
Trade accounts payable	1,534	1,708
Accrued expenses	7,777	7,015
Income tax payable	51	—
Short-term borrowings	—	3,000
Dividend payable	3,232	2,567
Current portion of long-term obligations	24	222

Total current liabilities	16,064	20,880
Long-term liabilities:
Long-term obligations, less current portion	61	3,180
Deferred income taxes	417	516

Total long-term liabilities	478	3,696
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock ($0.001 par value, 100,000 shares authorized; 12,930 and 12,835 shares outstanding at October 31, 2003 and 2002)	13	13
Additional paid-in capital	24,727	24,221
Notes receivable from shareholders	(3,563)	(5,720)
Retained earnings	15,970	12,042

Total shareholders’ equity	37,147	30,556

	$53,689	$55,132

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended October 31,

	2003	2002	2001

Net sales	$246,761	$242,671	$217,704
Cost of sales	221,296	216,848	198,896

Gross margin	25,465	25,823	18,808
Selling, general and administrative	14,769	13,881	12,568
Restructuring charge	106	—	—

Operating income	10,590	11,942	6,240
Other income, net	(889)	(700)	(342)

Income before provision for income taxes	11,479	12,642	6,582
Provision for income taxes	4,319	5,727	2,744

Net income	$7,160	$6,915	$3,838

Net income per share:
Basic	$0.55	$0.60	$0.37

Diluted	$0.55	$0.60	$0.37

Number of shares used in per share computation:
Basic	12,911	11,562	10,454

Diluted	12,944	11,604	10,454

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

				Notes
	Common Stock		Additional	Receivable
			Paid-in	From	Retained
	Shares	Amount	Capital	Shareholders	Earnings	Total

Balance, November 1, 2000	9,914	$10	$10,060	$—	$10,996	$21,066
Issuance of common stock	53	—	98	—	—	98
Dividend declared to shareholders	—	—	—	—	(4,973)	(4,973)
Net income	—	—	—	—	3,838	3,838

Balance, October 31, 2001	9,967	10	10,158	—	9,861	20,029
Exercise of stock options, and income tax benefit of $36	1,040	1	5,236	(4,789)	—	448
Stock Dividend	549	1	2,166	—	(2,167)	—
Issuance of common stock in connection with Employee Stock Purchase Plan	279	—	1,952	(1,952)	—	—
Issuance of common stock in connection with Rights Offering, net of offering costs of $290	1,000	1	4,709	—	—	4,710
Collections on shareholder notes receivable	—	—	—	1,021	—	1,021
Dividend declared to shareholders	—	—	—	—	(2,567)	(2,567)
Net income	—	—	—	—	6,915	6,915

Balance, October 31, 2002	12,835	13	24,221	(5,720)	12,042	30,556
Exercise of stock options, and income tax benefit of $72	95	—	547	—	—	547
Collections on shareholder notes receivable	—	—	—	2,157	—	2,157
Additional costs related to Rights Offering	—	—	(41)	—	—	(41)
Dividend declared to shareholders	—	—	—	—	(3,232)	(3,232)
Net income	—	—	—	—	7,160	7,160

Balance, October 31, 2003	12,930	$13	$24,727	$(3,563)	$15,970	$37,147

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,

	2003	2002	2001

Cash Flows from Operating Activities:
Net income	$7,160	$6,915	$3,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,024	1,957	1,988
Provision for losses on accounts receivable	19	35	87
Loss on disposal of property, plant, and equipment	32	29	—
Gain on sale of investments held to maturity	(163)	—	—
Gain on settlement of insurance claim	—	—	(585)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	1,328	1,855	(1,540)
Inventories, net	4,440	(3,386)	(1,349)
Prepaid expenses and other assets	506	(1,937)	(1,637)
Loans to growers	114	652	(33)
Advances to suppliers	1,911	(163)	53
Income taxes receivable	360	(60)	(149)
Deferred income taxes	(226)	(566)	7
Payable to growers	(2,922)	(555)	1,984
Trade accounts payable and accrued expenses	588	3,359	(1,503)
Income tax payable	51	—	—

Net cash provided by operating activities	15,222	8,135	1,161
Cash Flows from Investing Activities:
Proceeds from sale of investments held to maturity	2,060	—	—
Proceeds from insurance settlement on facility damage	—	—	585
Acquisitions of property, plant, and equipment	(6,535)	(1,973)	(2,330)
Proceeds from sale of short-term investments	2,223	—	—
Purchases of short-term investments	(2,223)	(105)	(284)

Net cash used in investing activities	(4,475)	(2,078)	(2,029)
Cash Flows from Financing Activities:
Dividend paid to shareholders	(2,567)	—	(4,973)
Proceeds from (repayments of) short-term borrowings, net	(3,000)	(12,800)	6,815
Proceeds from issuance of common stock	—	4,710	98
Payments on long-term obligations	(3,317)	(536)	(507)
Proceeds from stock option exercises	475	412	—
Proceeds from collection of shareholder notes receivable	2,157	1,021	—
Additional rights offering costs	(41)	—	—

Net cash provided by (used in) financing activities	(6,293)	(7,193)	1,433

Net increase (decrease) in cash and cash equivalents	4,454	(1,136)	565
Cash and cash equivalents, beginning of year	921	2,057	1,492

Cash and cash equivalents, end of year	$5,375	$921	$2,057

Supplemental Information -
Cash paid during the year for:
Interest	$179	$443	$821

Income taxes	$4,170	$6,362	$4,291

Noncash Investing and Financing Activities:
Exercise of stock options using shareholder notes receivable	$—	$4,789	$—

5% Stock dividend	$—	$2,167	$—

Tax receivable increase related to stock option exercise	$72	$36	$—

Stock purchases using shareholder notes receivable	$—	$1,952	$—

Declared dividends payable	$3,232	$2,567	$—

Acquisition of property under capital lease	$—	$68	$56

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the business

Business

     Calavo Growers, Inc. (Calavo, the Company, we, us or our) procures and markets avocados and other perishable commodities and prepares and distributes processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a world-wide basis. Through our two operating facilities in southern California and two facilities in Mexico, we sort and pack avocados procured in California and Mexico and prepare processed avocado products. Additionally, we procure avocados internationally, principally from Chile, the Dominican Republic, and New Zealand, and distribute other perishable foods, such as Hawaiian grown papayas. We report these operations in three different business segments: California avocados, international avocados and perishable food products and processed products.

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

Cash and Cash Equivalents

     We consider all highly liquid financial instruments purchased with an original maturity date of three months or less to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

Inventories

     Inventories are stated at the lower of cost on a weighted-average basis or market.

Loans to Growers

     We sponsor a grower loan program. Pursuant to this program, we provide loans to growers, bearing interest at prevailing market rates and repayable generally within a 12-month period. These loans are secured by the growers’ avocado crops.

Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are stated at cost and amortized over the lesser of their estimated useful lives or the term of the lease, using the straight-line method. The principal estimated useful lives are: buildings and improvements - 7 to 30 years; leasehold improvements - the lesser of the term of the lease or 7 years; equipment - 7 years; information systems hardware and software - 36 to 60 months. Maintenance and repairs are charged to expense.

     We capitalize software development costs for internal use in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. We amortize such costs using the straight-line basis over estimated useful lives. Under SOP 98-1, we capitalized $88,000 and $108,000 of software development costs in 2003 and 2002 relating to systems supporting our business infrastructure.

Impairment of Long-lived Assets

     Long-lived assets, including fixed assets, are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less then the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. We have evaluated our long-lived assets and have not identified any impairment as of October 31, 2003, except as disclosed in footnote 15.

Advances to Suppliers

     We advance funds to third-party growers primarily in California and Mexico for various farming needs. These advances are generally secured with a crop lien or other collateral owned by the grower. We continuously evaluate the ability of these growers to repay advances and the fair value of the collateral in order to evaluate the possible need to record an allowance.

Investments

     We account for our investments in debt securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. See Note 7 related to the sale of our held to maturity investments in fiscal 2003.

Accrued Expenses

     Included in accrued expenses at October 31, 2003 and 2002 are accrued management bonuses of approximately $1.0 million and $1.2 million.

Net Sales

     We recognize sales once they are realizable and earned. Sales of products and related costs of products sold are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. Perishable product sales are recorded when the product is shipped, title passes, and the sales price is known. Sales from processed products are recorded when the product is shipped and title and risk passes. Service revenue, including freight, ripening, storage, bagging and palletization charges, is recorded when services are performed and the related products are delivered.

Promotional Allowances

     We provide for promotional allowances at the time of sale, based on our historical experience. Our estimates are generally based on evaluating the average length of time between the product shipment date and the date on which we pay the customer the promotional allowance. The product of this lag factor and our historical promotional allowance payment rate is the basis for the promotional allowance included in accrued expenses on our balance sheet. Actual amounts may differ from these estimates and such differences are recognized as an adjustment to net sales in the period they are identified.

     Cash rebates are generally earned by our customers upon achievement of volume purchases or by corporate customers for purchases made by their affiliated subsidiaries. Cash rebates, as well as all other sales incentives that result in a reduction in, or refund of, the selling price at the time of sale, have been classified as a reduction of sales.

Allowance for customer deductions

     We provide an allowance for customer deductions and receivable balances remaining, after partial invoice payments, based on historical experience and the aging of the related accounts receivable.

Consignment Arrangements

     We enter into consignment arrangements with avocado growers and packers located outside of the United States and growers of certain perishable products in the United States. Although we generally do not take legal title to avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. Amounts recorded for each of the fiscal years ended October 31, 2003, 2002 and 2001 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2003	2002	2001

Sales	$33,325	$27,960	$26,005
Cost of Sales	31,782	26,442	24,888

Gross Margin	$1,543	$1,518	$1,117

Advertising Expense

     Advertising costs are expensed when incurred. Such costs in fiscal 2003, 2002, and 2001 were approximately $223,000, $245,000, and $326,000.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Estimates are used principally in determining valuation allowances related to accounts receivable, grower advances, inventories, long-lived assets, promotional allowances and income taxes. On an ongoing basis, management reviews its estimates based on currently available information. Actual results could differ materially from those estimates.

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

Basic and Diluted Net Income per Share

     Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock options. The basic weighted-average number of common shares outstanding was 12,911,000, 11,562,000, and 10,454,000 for fiscal years 2003, 2002, and 2001. Diluted earnings per common share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock options, which was 33,000 and 42,000 for fiscal years 2003 and 2002. There were no dilutive instruments for fiscal year 2001.

Stock-Based Compensation

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

	Year ended	Year ended
	October 31,	October 31,
	2003	2002

Net Income:
As reported	$7,160	$6,915
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	—	(703)

Pro forma	$7,160	$6,212

Net income per share, as reported:
Basic and diluted	$0.55	$0.60
Net income per share, pro forma:
Basic and diluted	$0.55	$0.54

     For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to compensation expense over the options’ vesting period. The fair value of the options granted in 2002 has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

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

Foreign Currency Translation and Remeasurement

     Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries is the United States dollar. As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements are included in income. Gains and losses resulting from foreign currency transactions are also recognized currently in income.

Fair Value of Financial Instruments

     We believe that the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short maturity of these financial instruments.

     The following table illustrates long-term financial instruments, their fair value and their carrying value on our balance sheet as of October 31, 2003:

Financial Instrument	Fair Value	Carrying Value

Loans to growers	$952	$908
Notes receivable from shareholders	3,691	3,563
Fixed-rate long-term obligations	91	85

Derivative Financial Instruments

     We do not presently engage in hedging activities. In addition, we have reviewed agreements and contracts and have determined that we have no derivative instruments, nor do any of our agreements and contracts contain embedded derivative instruments, as of October 31, 2003.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” We will adopt FIN 46 in the first quarter of fiscal 2004 and we do not expect such adoption to have a significant impact on our financial position or results of operations.

     During fiscal 2003, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” and FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” with no material impact to our consolidated financial statements. See Note 15 for additional disclosures related to accounting for exit activities under SFAS No. 146.

Comprehensive Income

     Comprehensive income is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders. There was no significant difference between comprehensive income and net income for the fiscal years ended October 31, 2003, 2002, and 2001.

Reclassifications

     Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.

3. Inventories

     Inventories consist of the following (in thousands):

	October 31,

	2003	2002

Fresh fruit	$2,918	$1,397
Packing supplies and ingredients	1,974	2,095
Finished processed foods	3,129	8,969

	$8,021	$12,461

     Cost of goods sold for fiscal 2003, 2002, and 2001 includes inventory write-downs of $82,000, $63,000 and $35,000. These write-downs resulted from reduced customer demand and the discontinuance of various supplies for certain processed avocado products.

     We assess the recoverability of inventories through an ongoing review of inventory levels in relation to sales and forecasts, and product marketing plans. When the inventory on hand exceeds the foreseeable demand, the value of inventory that at the time of the review is not expected to be sold is written down. The amount of the write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

     The assessment of the recoverability of inventories and the amounts of any write-downs are based on currently available information and assumptions about future demand and market conditions. Demand for processed avocado products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than our projections. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

     We may retain and make available for sale some or all of the inventories which have been written down. In the event that actual demand is higher than originally projected, we may be able to sell a portion of these inventories in the future. We generally scrap inventories which have been written down and are identified as obsolete.

4. Property, Plant, and Equipment

     Property, plant, and equipment consist of the following (in thousands):

	October 31,

	2003	2002

Land	$1,177	$1,177
Buildings and improvements	9,800	9,800
Leasehold improvements	176	176
Equipment	23,680	23,316
Information systems - Hardware and software	3,001	2,792
Construction in progress	5,054	70

	42,888	37,331
Less accumulated depreciation and amortization	(29,767)	(27,834)

	$13,121	$9,497

5. Other Assets

     During 1999, we established a Grower Development Program whereby funds could be advanced to growers in exchange for their commitment to deliver a minimum volume of avocados on an annual basis. As of October 31, 2003 and 2002, total cumulative advances made to growers subject to this program totaled approximately $2,113,000 and $2,000,000. Each advance made is amortized to cost of goods sold over the term of the agreement. The financial statements for fiscal years 2003, 2002 and 2001 include a charge of approximately $308,000, $293,000 and $293,000 for each year representing the amortization of these advances.

6. Short-Term Borrowings

     We maintain two short-term, non-collateralized, revolving credit facilities with separate banks, which expire through April 2004. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $26,500,000 at October 31, 2003 and 2002, with interest at a weighted-average rate of 2.00% and 2.84% at October 31, 2003 and 2002. Under these credit facilities, we had no outstanding borrowings as of October 31, 2003 and $3,000,000 outstanding as of October 31, 2002. The credit facilities contain various financial covenants with which we were in compliance at October 31, 2003 and 2002. We have received commitments from both banks for new credit facilities, maturing in December 2005, totaling $24,000,000. We are in the process of finalizing both note agreements.

7. Long-Term Obligations

     Long-term obligations at fiscal year ends consist of the following (in thousands):

	2003	2002

Riverside County Variable Rate Demand Industrial Development Revenue Bond	$—	$2,800
Non-collateralized term loans	—	471
Other	85	131

	85	3,402
Less current portion	(24)	(222)

	$61	$3,180

     In July 2003, our Board of Directors approved the retirement of our Industrial Development Revenue Bond. The bonds were initially floated to provide the financing to construct our Temecula, California packinghouse. We repaid $2.8 million in principal under the indenture in September 2003.

     In July 2003, in connection with the retirement of the bonds, we received proceeds of $1.9 million from the sale of our investments held to maturity, with a carrying value of $1.8 million, held in a sinking fund restricted for the purpose of retiring the bonds. The liquidation of these investments resulted in a gain of $163,000, which is included in other income, net in the accompanying consolidated statements of income.

     At October 31, 2003, annual debt payments are scheduled as follows (in thousands):

Total

Year ending October 31:
2004	$24
2005	23
2006	13
2007	8
2008	8
Thereafter	9

$85

8. Employee Benefit Plans

     We sponsor a defined contribution retirement plan for salaried employees and make contributions to a pension plan for hourly employees. Expenses for these plans approximated $411,000, $402,000, and $399,000 for each of the three years in the period ended October 31, 2003, which are included in selling, general and administrative expenses in the accompanying financial statements.

     We also sponsor a non-qualified defined benefit plan for two retired executives. Pension expenses approximated $32,000, $39,000, and $29,000 for the years ended October 31, 2003, 2002, and 2001, which are included in selling, general and administrative expenses in the accompanying financial statements.

     Components of the change in projected benefit obligation for fiscal year ends consist of the following (in thousands):

	2003	2002

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$502	$428
Interest cost	32	39
Actuarial loss	27	87
Benefits paid	(55)	(52)

Projected benefit obligation at end of year (unfunded)	$506	$502

     The following is a reconciliation of the unfunded status of the plans at fiscal year ends included in trade accounts payable and accrued expenses (in thousands):

	2003	2002

Projected benefit obligation	$506	$502
Unrecognized net (gain) loss	(49)	(22)

Recorded pension liabilities	$457	$480

     Significant assumptions used in the determination of pension expense consist of the following:

	2003	2002	2001

Discount rate on projected benefit obligation	6.25%	6.75%	8.00%
Rate of future salary increases	5.00%	5.00%	5.00%

9. Commitments and Contingencies

Commitments and guarantees

     We lease facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2009. We are committed to make minimum cash payments under these agreements as of October 31, 2003 as follows (amounts in thousands):

2004	$993
2005	641
2006	598
2007	575
2008	270
Thereafter	4

$3,021

     Rental expenses amounted to approximately $1,163,000, $1,296,000, and $1,223,000 for the years ended October 31, 2003, 2002, and 2001.

     We indemnify our directors and have the power to indemnify each of our officers, employees and other agents, to the maximum extent permitted by applicable law. The maximum amount of potential future payments under such indemnifications is not determinable.

     In May 2003, we entered into a commitment to purchase approximately 1.3 million pounds of processed avocado products from a supplier for a cost of approximately $1.5 million over a 12-month period. Through December 2003, we have received substantially all products subject to this commitment.

     In June 2003, in order to facilitate the operations of one of our processed avocado product suppliers, we entered into a contract guaranteeing payment of certain invoices rendered to such supplier. The term of this guarantee is from June 2003 through December 2004, but can be cancelled at any time at our discretion. Additionally, the maximum amount subject to guarantee at any one time cannot exceed $90,000. As of October 31, 2003, no amounts or orders were outstanding and all amounts owed by such supplier related to this guarantee have been remitted. We did not record a liability at inception related to this guarantee contract as we do not believe that we will make any future payments under such guarantee and the fair value was insignificant.

Litigation

     We are not involved in litigation which we believe will have a material adverse impact on our financial statements.

10. Related-Party Transactions

     We sell papayas procured from an entity owned by the Chairman of our Board of Directors and CEO. Sales of papayas amounted to approximately $2,920,000, $2,658,000, and $3,378,000 for the years ended October 31, 2003, 2002, and 2001, resulting in gross margins of approximately $281,000, $272,000 and $340,000. Included in trade accounts payable and accrued liabilities are approximately $296,000, $119,000, and $317,000 at October 31, 2003, 2002, and 2001, due to this entity.

     Certain members of our Board of Directors market avocados through Calavo pursuant to our customary marketing agreements. During the years ended October 31, 2003 and 2002, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors, was $5.4 million and $10.3 million. Accounts payable to these Board members were $0.3 million and $0.8 million as of October 31, 2003 and 2002.

11. Income Taxes

     The income tax provision consists of the following for the years ended October 31 (in thousands):

	2003	2002	2001

Current:
Federal	$3,639	$4,540	$2,019
State	825	1,181	586
Foreign	81	572	132

Total current	4,545	6,293	2,737
Deferred	(226)	(566)	7

Total income tax provision	$4,319	$5,727	$2,744

     At October 31, 2003 and 2002, gross deferred tax assets totaled approximately $1,634,000 and $1,489,000, while gross deferred tax liabilities totaled approximately $672,000 and $753,000. Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes. Significant components of our deferred taxes as of October 31, 2003 and 2002 are as follows:

	2003	2002

Allowance for doubtful accounts	$543	$126
Inventories	273	772
State taxes	271	354
Accrued liabilities	292	—

Current deferred income taxes	$1,379	$1,252

Property, plant, and equipment	$(614)	$(726)
Retirement benefits	197	210

Long-term deferred income taxes	$(417)	$(516)

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

     A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income is as follows:

	2003	2002	2001

Federal statutory tax rate	35%	35%	35%
State taxes, net of federal effects	4	6	6
Foreign income taxes greater (less) than U.S	(1)	2	—
Benefit of lower federal tax brackets	(1)	(1)	(1)
Other	1	3	2

	38%	45%	42%

12. Segment Information

     We operate and track results in three reportable segments - California avocados, international avocados and perishable foods products, and processed products. These three business segments are presented based on our management structure and information used by our president to measure performance and allocate resources. The California avocados segment includes all operations that involve the distribution of avocados grown in California. The international avocados and perishable foods products segment includes both operations related to distribution of fresh avocados grown outside of California and distribution of other perishable food items. The processed products segment represents all operations related to the purchase, manufacturing, and distribution of processed avocado products. Those costs that can be specifically identified with a particular product line are charged directly to that product line. Costs that are not segment specific are generally allocated based on five-year average sales dollars. We do not allocate assets or specifically identify them to our operating segments.

		International
		avocados
		and
		perishable
	California	food	Processed	Inter-segment
	avocados	products	products	eliminations	Total

	(All amounts are presented in thousands)
Year ended October 31, 2003
Net sales	$149,635	$75,347	$32,360	$(10,581)	$246,761
Cost of sales	134,762	69,772	27,343	(10,581)	221,296

Gross margin	14,873	5,575	5,017	—	25,465
Selling, general and administrative	6,705	3,069	4,995	—	14,769
Restructuring charge	—	—	106	—	106

Operating income (loss)	8,168	2,506	(84)	—	10,590
Other income, net	(714)	(162)	(13)	—	(889)

Income (loss) before provision (benefit) for income taxes	8,882	2,668	(71)	—	11,479
Provision (benefit) for income taxes	3,341	1,004	(26)	—	4,319

Net income (loss)	$5,541	$1,664	$(45)	$—	$7,160

Year ended October 31, 2002
Net sales	$165,077	$59,083	$29,960	$(11,449)	$242,671
Cost of sales	147,796	55,372	25,129	(11,449)	216,848

Gross margin	17,281	3,711	4,831	—	25,823
Selling, general and administrative	6,729	2,779	4,373	—	13,881

Operating income (loss)	10,552	932	458	—	11,942
Other expense (income), net	(523)	(256)	79	—	(700)

Income (loss) before provision (benefit) for income taxes	11,075	1,188	379	—	12,642
Provision (benefit) for income taxes	5,017	538	172	—	5,727

Net income (loss)	$6,058	$650	$207	$—	$6,915

Year ended October 31, 2001
Net sales	$149,158	$47,048	$30,107	$(8,609)	$217,704
Cost of sales	137,232	46,312	23,961	(8,609)	198,896

Gross margin	11,926	736	6,146	—	18,808
Selling, general and administrative	5,758	2,471	4,339	—	12,568

Operating income (loss)	6,168	(1,735)	1,807	—	6,240
Other expense (income), net	(168)	30	(204)	—	(342)

Income (loss) before provision (benefit) for income taxes	6,336	(1,765)	2,011	—	6,582
Provision (benefit) for income taxes	2,642	(736)	838	—	2,744

Net income (loss)	$3,694	$(1,029)	$1,173	$—	$3,838

     The following table sets forth sales by product category, by segment (in thousands):

	Year ended October 31, 2003

		International
		avocados and
	California	perishable food	Processed
	avocados	products	products	Total

Third-party sales:
California avocados	$140,795	$—	$—	$140,795
Imported avocados	—	56,306	—	56,306
Papayas	—	2,920	—	2,920
Miscellaneous	—	30	—	30
Processed - food service	—	—	28,545	28,545
Processed - retail and club	—	—	5,165	5,165

Total fruit and product sales to third-parties	140,795	59,256	33,710	233,761
Freight and other charges	8,997	10,079	290	19,366

Total gross sales to third-parties	149,792	69,335	34,000	253,127
Less sales incentives	(157)	(251)	(5,958)	(6,366)

Total net sales to third-parties	149,635	69,084	28,042	246,761
Intercompany sales	—	6,263	4,318	10,581

Net sales	$149,635	$75,347	$32,360	257,342

Intercompany sales eliminations				(10,581)

Consolidated net sales				$246,761

	Year ended October 31, 2002

		International
		avocados and
	California	perishable food	Processed
	avocados	products	products	Total

Third-party sales:
California avocados	$153,878	$—	$—	$153,878
Imported avocados	—	43,715	—	43,715
Papayas	—	2,658	—	2,658
Miscellaneous	—	42	—	42
Processed - food service	—	—	24,964	24,964
Processed - retail and club	—	—	5,141	5,141

Total fruit and product sales to third-parties	153,878	46,415	30,105	230,398
Freight and other charges	11,381	7,540	217	19,138

Total gross sales to third-parties	165,259	53,955	30,322	249,536
Less sales incentives	(182)	(150)	(6,533)	(6,865)

Total net sales to third-parties	165,077	53,805	23,789	242,671
Intercompany sales	—	5,278	6,171	11,449

Net sales	$165,077	$59,083	$29,960	254,120

Intercompany sales eliminations				(11,449)

Consolidated net sales				$242,671

	Year ended October 31, 2001

		International
		Avocados and
	California	Perishable Food	Processed
	Avocados	Products	Products	Total

Third-party sales:
California avocados	$137,166	$—	$—	$137,166
Imported avocados	—	34,566	—	34,566
Papayas	—	3,378	—	3,378
Miscellaneous	—	41	—	41
Processed - food service	—	—	25,912	25,912
Processed - retail and club	—	—	5,625	5,625

Total fruit and product sales to third-parties	137,166	37,985	31,537	206,688
Freight and other charges	11,304	5,256	59	16,619

Total gross sales to third-parties	148,470	43,241	31,596	223,307
Less sales incentives	(276)	(14)	(5,313)	(5,603)

Total net sales to third-parties	148,194	43,227	26,283	217,704
Intercompany sales	964	3,821	3,824	8,609

Net sales	$149,158	$47,048	$30,107	226,313

Intercompany sales eliminations				(8,609)

Consolidated net sales				$217,704

     Long-lived assets attributed to geographic areas as of October 31 are as follows (in thousands):

	United States	Mexico	Consolidated

2003	$9,951	$6,939	$16,890
2002	$12,361	$2,765	$15,126

13. Stock-Based Compensation

     In November 2001, our Board of Directors approved two stock-based compensation plans.

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

     In January 2002, members of our Board of Directors elected to exercise options to purchase approximately 1,005,000 shares of common stock. The exercise price was paid by delivery of full-recourse promissory notes with a face value of $4,789,000 and by cash payments of approximately $236,000. These notes and the related security agreements provide, among other things, that each director pledge as collateral the shares acquired upon exercise of the stock option, as well as additional shares of common stock held by the directors with a value equal to 10% of the loan amount, if the exercise price was paid by means of a full-recourse note. The notes, which bear interest at 7% per annum, provide for annual interest payments with a final principal payment due March 1, 2007. Directors will be allowed to withdraw shares from the pledged pool of common stock prior to repayment of their notes, as long as the fair value of the remaining pledged shares is at least equal to 120% of the outstanding note balance. The notes have been presented as a reduction of shareholders’ equity as of October 31, 2003 and 2002.

     Additionally, in April 2002, 35,000 options were exercised pursuant to our director stock option plan via cash payments of approximately $175,000.

     During fiscal 2003, directors made principal payments of $1,661,000 related to these notes and we have recorded interest income of $269,000. During fiscal 2002, directors made principal payments of $250,000 related to these notes and we have accrued interest income of $245,000. As of October 31, 2003, we have recorded interest receivable of $109,000 related to these notes, which is included in prepaid expenses and other current assets.

     A summary of stock option activity follows (shares in thousands):

	Year ended October 31, 2002

		Weighted-Average
	Number of Shares	Exercise Price

Outstanding at beginning of period	—	$—
Granted	1,240	5.00
Exercised	(1,040)	5.00

Outstanding at end of period	200	$5.00

	Year ended October 31, 2003

		Weighted-Average
	Number of Shares	Exercise Price

Outstanding at beginning of period	200	$5.00
Exercised	(95)	5.00

Outstanding at end of period	105	$5.00

Exercisable at end of period	105	$5.00

     The following table summarizes stock options outstanding and exercisable at October 31, 2003 (shares in thousands):

	Outstanding and Exercisable

		Average
		Remaining
	Number of	Contractual Life	Weighted-Average
Exercise Price	Shares	(Years)	Exercise Price

$5.00	105	3.05	$5.00

The Employee Stock Purchase Plan

     The employee stock purchase plan was approved by our Board of Directors and shareholders. Participation in the employee stock purchase plan is limited to employees. The plan provides the Board of Directors, or a plan administrator, the right to make available up to 2,000,000 shares of common stock at a price not less than fair market value. In March 2002, the Board of Directors awarded selected employees the opportunity to purchase up to 474,000 shares of common stock at $7.00 per share, the closing price of our common stock on the date prior to the grant. The plan also permits us to advance all or some of the purchase price of the purchased stock to the employee upon the execution of a full-recourse note at prevailing interest rates. Accordingly, these awards expired in April 2002, with 84 participating employees electing to purchase approximately 279,000 shares.

     The purchase price was paid by delivery of full-recourse promissory notes with a face value of $1,352,000 and by cash payments of approximately $600,000. These notes and the related security agreements provide, among other things, that each employee pledge as collateral the shares acquired. The notes, which bear interest at 7% per annum, provide for annual interest and principal payments for a period of two to four years. The notes have been presented as a reduction of shareholders’ equity as of October 31, 2003 and October 2002.

     During fiscal 2002, employees made principal payments of $771,000 related to these notes, and we recorded interest income of $52,000. During fiscal 2003, employees made principal payments of $496,000 related to these notes and, we have recorded interest income of $97,000. As of October 31, 2003, we have recorded interest receivable of $30,000 related to these notes, which is included in prepaid expenses and other current assets.

14. Stock and Cash Dividends

     In February 2002, we issued a 5% stock dividend to all shareholders of record in February 2002. Basic and diluted earnings per share for all periods presented have been restated to reflect the 5% stock dividend effected in February 2002.

     In January 2003, we paid a $0.20 per share dividend in the aggregate amount of $2,567,000 to shareholders of record in November 2002. In January 2004, we paid a $0.25 per share dividend in the aggregate amount of $3,232,000 to shareholders of record in November 2003.

15. Processed Product Segment Restructuring

     In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business will be relocated. The plan calls for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan, Mexico. We believe that this restructuring will provide cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. We anticipate that the facility will be completed near the end of our first fiscal quarter in 2004. The Santa Paula facility closed in February 2003. We plan to close the Mexicali facility during calendar year 2004, but no firm closing date has yet been determined.

     Through October 31, 2003, we have incurred costs related to this restructuring approximating $1,304,000. Our income statement for the year ended October 31, 2003 includes $890,000 as cost of sales, $106,000 as special charges, and $308,000 as selling, general and administrative expenses. These costs are comprised of the following components as of and for the year ended October 31, 2003:

				Reserves
				remaining
(in thousands)	Special charges	Amounts paid	Non-cash charges	to be utilized

Employee separation costs	$74	$(74)	$—	$—
Write-down of fixed assets (net book value of $32)	32	—	(32)	—

Total special charges	106	(74)	(32)	—
Selling, general and administrative – freight	308	(308)	—	—
Cost of sales - facility operating costs	890	(693)	(197)	—

	$1,304	$(1,075)	$(229)	$—

     Special charges recorded through October 31, 2003 consist entirely of employee separation costs and write-downs of fixed assets. All employee separation costs were paid in cash and represent final payments to 26 production and 4 managerial employees formerly working at our Santa Paula, California processing facility. We expect to pay additional employee separation costs in connection with our planned future closure of our Mexicali, Baja California Norte production facility, which will be recognized when incurred, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Those costs have not yet been quantified and are expected to be accrued for and paid during fiscal year 2004. Costs related to the write-down of fixed assets represent a non-cash charge to reduce the carrying value of production assets located at our Santa Paula, California processed facility to their fair value. These write-downs were primarily the result of fixed assets no longer being used in the production process. As of October 31, 2003, we have not accrued for any charges relating to the write-down of production assets being held at our Mexicali, Baja California Norte production facility as it is anticipated that all such assets will be re-commissioned at our new facility in Uruapan, Michoacan or their carrying value is less than their net realizable value.

16. Subsequent Events

     In order to diversify our product lines and increase synergies within the marketplace, we acquired all the outstanding common shares of Maui Fresh International, Inc. (“Maui”) for 576,924 shares of our common stock valued at $4.05 million in November 2003. Maui, which generated approximately $20 million in revenues during its fiscal year ended December 31, 2002, is a specialty produce company servicing a wide array of retail, food service, and terminal market wholesale customers with over 25 different specialty commodities. The value of our common stock issued in conjunction with the acquisition was based on the average quoted market price of our common stock for 3 days before and after the announcement date.

     As security for certain potential contingencies, such as unrecorded liabilities, we are entitled to hold approximately 58,000 shares issued in conjunction with such acquisition for one full year from the acquisition date. In the event that these contingencies resolve as we expect them to, we will be obligated to return these shares.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Such estimates are preliminary and are subject to change upon receipt of valuation information:

November 7
2003

(in thousands)	(Preliminary)
Fixed assets	$114
Goodwill and intangible assets	4,046

Total assets acquired	4,160
Current liabilities	110

Net assets acquired	$4,050

     Goodwill is not subject to amortization and is generally not expected to be deductible for tax purposes.

     In December 2003, our Board of Directors approved the issuance of options to acquire a total of 50,000 shares of our common stock to two members of our Board of Directors. Each option to acquire 25,000 shares vests in substantially equal installments over a 3-year period, has an exercise price of $7.00 per share and has a term of 5 years from the grant date. The market price of our common stock at the grant date was $10.01. In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” we will record compensation expense of approximately $151,000 over the vesting period of three years from the grant date.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Calavo Growers, Inc.
Santa Ana, California

     We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. and subsidiaries (the Company) as of October 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calavo Growers, Inc. and subsidiaries as of October 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
January 22, 2004

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

     Certain information required by Part III is omitted from this Annual Report because we will file a definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report, and the applicable information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

     Information regarding our executive officers is set forth under “Executive Officers” in Part I., Item 4 of this Annual Report.

     The remaining information required by Item 401 of Regulation S-K is incorporated herein by reference to the sections of the Proxy Statement entitled “Election of Directors” and “Audit Committee.”

     Information required by Item 405 of Regulation S-K is incorporated herein by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

     We have adopted a code of ethics that applies to all of our directors, officers and employees. A copy of the code of ethics is posted on our Internet site at http://www.calavo.com. In the event that we make any amendment to, or grant any waiver of, a provision of the code of ethics that applies to our principal executive officer or principal financial officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons for the amendment or waiver on our Internet site.

Item 11. Executive Compensation

     Information required by Item 402 of Regulation S-K is incorporated herein by reference to the sections of the Proxy Statement entitled “Executive Compensation” and “Directors’ Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference to the sections of the Proxy Statement entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

     We sell papayas procured from an entity owned by the Chairman of our Board of Directors and CEO. Sales of papayas amounted to approximately $2,920,000, $2,658,000, and $3,378,000 for the years ended October 31, 2003, 2002, and 2001, resulting in gross margins of approximately $281,000, $272,000 and $340,000. Included in trade accounts payable and accrued liabilities are approximately $296,000, $119,000, and $317,000 at October 31, 2003, 2002, and 2001, due to this entity.

     Certain members of our Board of Directors market avocados through Calavo pursuant to our customary marketing agreements. During the years ended October 31, 2003 and 2002, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors, was $5.4 million and $10.3 million. Accounts payable to these Board members were $0.3 million and $0.8 million as of October 31, 2003 and 2002.

     Additional information required by Item 404 of Regulation S-K is incorporated herein by reference to the section of the Proxy Statement entitled “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant’s Fees and Services

     Information required by this Item is incorporated herein by reference to the section of the Proxy Statement entitled “Principal Accountant’s Fees and Services.”

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1)	Financial Statements

		The following consolidated financial statements as of October 31, 2003 and 2002 and for each of the three years in the period ended October 31, 2003 are included herewith:

		Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity, Notes to Consolidated Financial Statements, and Independent Auditors’ Report.

	(2)	Supplemental Schedules

		Schedule II — Valuation and Qualifying Accounts

		All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.*

2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo

3.1	Articles of Incorporation of Calavo Growers, Inc.*

3.2	Amended and Restated Bylaws of Calavo Growers, Inc.****

10.1	Form of Marketing Agreement for Calavo Growers, Inc.

10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California.*

10.3	Lease Agreement (undated) between Tede S.A. de C.V., a Mexican corporation, and Calavo Foods de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated October 25, 1994.*

10.4	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.*

10.5	Lease Intended as Security dated as of September 1, 2000 Between Banc of America Leasing & Capital, LLC, a Delaware limited liability company, and Calavo Growers of California.*

10.6	Business Loan Agreement dated as of April 20, 1999 between Bank of America National Trust and Savings Association and Calavo Growers of California.*

10.7	Amendment No. 2 to Business Loan Agreement (undated) Between Bank of America N.A. (formerly Bank of America National Trust and Savings Association) and Calavo Growers of California.*

Exhibit
Number	Description

10.8	Loan Agreement dated as of September 1, 1985 between the Riverside County Industrial Development Authority and Calavo Growers of California relating to variable rate demand industrial development revenue bonds.*

10.9	Reimbursement Agreement dated as of September 1, 1985 Between Security Pacific National Bank and Calavo Growers of California.*

10.10	Amendment No. Two to Reimbursement Agreement dated as of August 22, 1995 between Bank of America National Trust and Savings Association (as successor to Security Pacific National Bank) and Calavo Growers of California.*

10.11	Amendment No. Three to Reimbursement Agreement dated as of October 18, 2000 between Bank of America, N.A. (formerly Bank of America National Trust and Savings Association) and Calavo Growers of California.*

10.12	Master Loan Agreement dated as of June 15, 2000 between CoBank, ACB and Calavo Growers of California, including Attached Revolving Credit Supplement dated June 15, 2000 Between CoBank, ACB and Calavo Growers of California.*

10.13	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California.*

10.14	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California.*

10.15	2001 Stock Option Plan for Directors.**

10.16	2001 Stock Purchase Plan for Officers and Employees.**

21.1	Subsidiaries of Calavo Growers, Inc.*

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed on April 24, 2001 as an exhibit our Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

**	Previously filed on December 18, 2001 as an exhibit to our Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

***	Previously filed on August 15, 2001 as an exhibit to our Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

****	Previously filed on December 19, 2002 as an exhibit to our Report on Form 8-K, and incorporated herein by reference.

(b) Reports on Form 8-K

     On September 12, 2003, we filed a report on Form 8-K announcing the signing of a letter of intent to acquire Maui Fresh International, Inc. for $4.5 million in stock. The letter of intent was subject to the execution of a definitive agreement and the satisfaction of customary closing conditions. Additionally, Wolfgang Hombrecher resigned as our Chief Financial Officer to pursue other business opportunities and was succeeded by Maui Fresh’s president and co-founder, Art Bruno.

(c) Exhibits

     See subsection (a) (3) above.

(d) Financial Statement Schedules

     See subsection (a) (1) and (2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 20, 2004.

CALAVO GROWERS, INC

By:	/s/ Lecil E. Cole

Lecil E. Cole
Chairman of the Board of Directors,
Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 20, 2004 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Lecil E. Cole	Chairman of the Board of Directors,
Chief Executive Officer and President
Lecil E. Cole	(Principal Executive Officer)

/s/ Arthur J. Bruno Arthur J. Bruno	Vice President, Finance and Corporate Secretary (Principal Financial Officer)

/s/ Donald M. Sanders	Director

Donald M. Sanders

/s/ Fred J. Ferrazzano Fred J. Ferrazzano	Director

/s/ John M. Hunt John M. Hunt	Director

/s/ Roy V. Keenan Roy V. Keenan	Director

/s/ J. Link Leavens J. Link Leavens	Director

/s/ Alva V. Snider Alva V. Snider	Director

/s/ Michael D. Hause Michael D. Hause	Director

/s/ Dorcas H. McFarlane Dorcas H. McFarlane	Director

/s/ Scott Van Der Kar Scott Van Der Kar	Director

SCHEDULE II

CALAVO GROWERS, INC.

VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Fiscal year	Balance at			Balance at
	ended	beginning			end
	October 31:	of year	Additions(1)	Deductions(2)	of year

Allowance for customer deductions	2001	394	3,047	2,926	515
	2002	515	4,885	5,139	261
	2003	261	4,627	3,710	1,178
Allowance for doubtful accounts	2001	49	87	127	9
	2002	9	35	19	25
	2003	25	19	3	41

(1)	Charged to net sales (customer deductions) or costs and expenses (doubtful accounts).

(2)	Write-off of assets

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.*

2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo

3.1	Articles of Incorporation of Calavo Growers, Inc.*

3.2	Amended and Restated Bylaws of Calavo Growers, Inc.****

10.1	Form of Marketing Agreement for Calavo Growers, Inc.

10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California.*

10.3	Lease Agreement (undated) between Tede S.A. de C.V., a Mexican corporation, and Calavo Foods de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated October 25, 1994.*

10.4	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.*

10.5	Lease Intended as Security dated as of September 1, 2000 between Banc of America Leasing & Capital, LLC, a Delaware limited liability company, and Calavo Growers of California.*

10.6	Business Loan Agreement dated as of April 20, 1999 between Bank of America National Trust and Savings Association and Calavo Growers of California.*

10.7	Amendment No. 2 to Business Loan Agreement (undated) between Bank of America N.A. (formerly Bank of America National Trust and Savings Association) and Calavo Growers of California.*

10.8	Loan Agreement dated as of September 1, 1985 between the Riverside County Industrial Development Authority and Calavo Growers of California relating to variable rate demand industrial development revenue bonds.*

10.9	Reimbursement Agreement dated as of September 1, 1985 between Security Pacific National Bank and Calavo Growers of California.*

10.10	Amendment No. Two to Reimbursement Agreement dated as of August 22, 1995 between Bank of America National Trust and Savings Association (as successor to Security Pacific National Bank) and Calavo Growers of California.*

10.11	Amendment No. Three to Reimbursement Agreement dated as of October 18, 2000 between Bank of America, N.A. (formerly Bank of America National Trust and Savings Association) and Calavo Growers of California.*

10.12	Master Loan Agreement dated as of June 15, 2000 between CoBank, ACB and Calavo Growers of California, including attached Revolving Credit Supplement dated June 15, 2000 between CoBank, ACB and Calavo Growers of California.*

10.13	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California.*

Exhibit
Number	Description

10.14	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 between Egidio Carbone, Jr. and Calavo Growers of California.*

10.15	2001 Stock Option Plan for Directors.**

10.16	2001 Stock Purchase Plan for Officers and Employees.**

21.1	Subsidiaries of Calavo Growers, Inc.*

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

**	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

***	Previously filed on August 15, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

****	Previously filed on December 19, 2002 as an exhibit to our Report on Form 8-K, and incorporated herein by reference.