Form 10-Q
period 2004-01-31
CALAVO GROWERS INC
filed 2004-03-16
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Registrant’s number of shares of common stock outstanding as of January 31, 2004 was 13,506,833.

CALAVO GROWERS, INC.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(All amounts in thousands, except per share amounts)

	January 31,	October 31,
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$201	$5,375
Accounts receivable, net of allowances of $2,063 (2004) and $1,219 (2003)	20,104	16,560
Inventories, net	10,539	8,021
Prepaid expenses and other current assets	5,237	4,487
Loans to growers	363	353
Advances to suppliers	451	624
Income taxes receivable	262	—
Deferred income taxes	1,379	1,379

Total current assets	38,536	36,799
Property, plant, and equipment, net	15,606	13,121
Goodwill and intangible assets	4,046	—
Other assets	3,321	3,769

	$61,509	$53,689

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$6,092	$3,446
Trade accounts payable	2,437	1,534
Accrued expenses	8,189	7,777
Income taxes payable	—	51
Short-term borrowings	3,500	—
Dividend payable	—	3,232
Current portion of long-term obligations	24	24

Total current liabilities	20,242	16,064
Long-term liabilities:
Long-term obligations, less current portion	57	61
Deferred income taxes	417	417

Total long-term liabilities	474	478
Commitments and contingencies Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 13,507 (2004) and 12,930 (2003) issued and outstanding	14	13
Additional paid-in capital	28,784	24,727
Notes receivable from shareholders	(3,537)	(3,563)
Retained earnings	15,532	15,970

Total shareholders’ equity	40,793	37,147

	$61,509	$53,689

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(All amounts in thousands, except per share amounts)

	Three months ended
	January 31,

	2004	2003

Net sales	$49,043	$44,229
Cost of sales	45,931	40,306

Gross margin	3,112	3,923
Selling, general and administrative	3,715	3,191

Operating income (loss)	(603)	732
Other income, net	(114)	(115)

Income (loss) before provision (benefit) for income taxes	(489)	847
Provision (benefit) for income taxes	(195)	347

Net income (loss)	$(294)	$500

Net income (loss) per share:
Basic	$(0.02)	$0.04

Diluted	$(0.02)	$0.04

Number of shares used in per share computation:
Basic	13,469	12,856

Diluted	13,469	12,887

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(all amounts in thousands)

	Three months ended January 31,

	2004	2003

Cash Flows from Operating Activities:
Net income (loss)	$(294)	$500
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	452	474
Stock compensation expense	8	—
Provision for losses on accounts receivable	25	19
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(3,569)	422
Inventories, net	(2,518)	(2,046)
Prepaid expenses and other assets	(302)	280
Loans to growers	(10)	(222)
Advances to suppliers	173	2,435
Income taxes receivable	(262)	(33)
Payable to growers	2,646	1,643
Trade accounts payable and accrued expenses	1,205	(1,604)
Income taxes payable	(51)	—

Net cash provided by (used in) operating activities	(2,497)	1,868
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(2,823)	(1,148)

Net cash used in investing activities	(2,823)	(1,148)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(3,376)	(2,567)
Proceeds from short-term borrowings, net	3,500	400
Additional costs related to the rights offering	—	(41)
Collection on notes receivable	26	541
Payments on long-term obligations	(4)	(326)
Exercise of stock options	—	475

Net cash provided by (used in) financing activities	146	(1,518)

Net decrease in cash and cash equivalents	(5,174)	(798)
Cash and cash equivalents, beginning of period	5,375	921

Cash and cash equivalents, end of period	$201	$123

Supplemental Information -
Cash paid during the year for:
Interest	$13	$57

Income taxes	$59	$220

Noncash Investing and Financing Activities:
Tax benefit related to stock options	$—	$72

In November 2003, the Company acquired all of the outstanding common shares of Maui Fresh International, Inc. for 576,924 shares of the Company’s common stock, valued at $4.05 million. See Note 1 for further explanation. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Such estimates are preliminary and are subject to change upon finalization of valuation information:

January
(in thousands)	2004

(Preliminary)
Fixed assets	$114
Goodwill and intangible assets	4,046

Total assets acquired	4,160
Current liabilities	110

Net assets acquired	$4,050

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of the business

Business

     Calavo Growers, Inc. (Calavo, the Company, we, us or our) engages in the procurement and marketing of avocados and other perishable foods and the preparation and distribution of processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a world-wide basis. Through our two operating facilities in Southern California and two facilities in Mexico, we sort and pack avocados procured in California and Mexico and prepare processed avocado products. Additionally, we procure avocados internationally, principally from Chile, the Dominican Republic, and New Zealand, and distribute other perishable foods, such as Hawaiian grown papayas. We report these operations in three different business segments: California avocados, international avocados and perishable food products, and processed products.

     The accompanying consolidated condensed financial statements are unaudited. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position, results of operations, and cash flows. Such adjustments consist of adjustments of a normal recurring nature. Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year. Our operations are sensitive to a number of factors, including weather-related phenomena and their effects on industry volumes, prices, product quality, and costs. Operations are also sensitive to fluctuations in currency exchange rates in both sourcing and selling locations, as well as economic crises and security risks in developing countries. These statements should also be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

     In order to diversify our product lines and increase synergies within the marketplace, we acquired all the outstanding common shares of Maui Fresh International, Inc. (Maui) for 576,924 shares of our common stock valued at $4.05 million in November 2003. Maui, which generated approximately $20 million in revenues during its fiscal year ended December 31, 2002, is a specialty produce company servicing a wide array of retail, food service, and terminal market wholesale customers with over 25 different specialty commodities. The value of our common stock issued in conjunction with the acquisition was based on the average quoted market price of our common stock for 3 days before and after the announcement date.

     As security for certain potential contingencies, such as unrecorded liabilities, we are entitled to hold approximately 58,000 shares issued in conjunction with such acquisition for one full year from the acquisition date. In the event that these contingencies resolve as we expect them to, we will be obligated to return these shares.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Such estimates are preliminary and are subject to change upon finalization of valuation information:

January
(in thousands)	2004

(Preliminary)
Fixed assets	$114
Goodwill and intangible assets	4,046

Total assets acquired	4,160
Current liabilities	110

Net assets acquired	$4,050

Goodwill is not subject to amortization and is generally not expected to be deductible for tax purposes. Pro forma statement of operations information is not presented, as the acquisition was not deemed to be a material business combination.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Standards

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” which was amended in December 2003. We will adopt FIN 46 in our second quarter ending April 30, 2004, and we do not expect the adoption to have a significant impact on our financial position or results of operations.

Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

     In December 2003, our Board of Directors approved the issuance of options to acquire a total of 50,000 shares of our common stock to two members of our Board of Directors. Each option to acquire 25,000 shares vests in substantially equal installments over a 3-year period, has an exercise price of $7.00 per share, and has a term of 5 years from the grant date. The market price of our common stock at the grant date was $10.01. In accordance with APB 25, we will record compensation expense of approximately $151,000 over the vesting period of three years from the grant date.

     During our first quarter ended January 31, 2004, we recognized $8,000 of compensation expense with respect to stock option awards pursuant to APB 25. Had compensation cost for stock option awards been determined based on the fair value of each award at its grant date, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income (loss) and net income (loss) per share would have been as follows (dollars in thousands, except per share amounts):

	Three months ended,
	January 31,

	2004	2003

Net income (loss):
As reported	$(294)	$500
Add: Total stock-based compensation expense determined under APB 25 and related interpretations	8	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(8)	—

Pro forma	$(294)	$500

Net income (loss) per share, as reported:
Basic	$(0.02)	$0.04
Diluted	$(0.02)	$0.04
Net income (loss) per share, pro forma:
Basic	$(0.02)	$0.04
Diluted	$(0.02)	$0.04

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to compensation expense over the options’ vesting period. The fair value of the options granted in 2004 has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	3.3%
Expected volatility	26.9%
Dividend yield	20%
Expected life (years)	5
Weighted-average fair value of options granted	$3.01

     The Black-Scholes and Binary option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because options held by our directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of these options.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current period presentation.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

2. Information regarding our operations in different segments

     We operate and track results in three reportable segments: California avocados, international avocados and perishable foods products, and processed products. These three business segments are presented based on our management structure and information used by our president to measure performance and allocate resources. The California avocados segment includes all operations that involve the distribution of avocados grown in California. The international avocados and perishable foods products segment includes both operations related to distribution of fresh avocados grown outside of California and distribution of other perishable food items. The processed products segment represents all operations related to the purchase, manufacturing, and distribution of processed avocado products. Those costs that can be specifically identified with a particular product line are charged directly to that product line. Costs that are not segment specific are generally allocated based on five-year average sales dollars. We do not allocate assets or specifically identify them to our operating segments.

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total

		(All amounts are presented in thousands)
Three months ended January 31, 2004
Net sales	$10,228	$34,888	$7,060	$(3,133)	$49,043
Cost of sales	10,100	32,690	6,274	(3,133)	45,931

Gross margin	128	2,198	786	—	3,112
Selling, general and administrative	1,602	996	1,117	—	3,715

Operating income (loss)	(1,474)	1,202	(331)	—	(603)
Other income, net	(83)	(28)	(3)	—	(114)

Income (loss) before provision for income taxes	(1,391)	1,230	(328)	—	(489)
Provision (benefit) for income taxes	(556)	492	(131)	—	(195)

Net income (loss)	$(835)	$738	$(197)	$—	$(294)

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total

		(All amounts are presented in thousands)
Three months ended January 31, 2003
Net sales	$12,185	$28,289	$6,554	$(2,799)	$44,229
Cost of sales	11,523	26,484	5,098	(2,799)	40,306

Gross margin	662	1,805	1,456	—	3,923
Selling, general and administrative	1,517	681	993	—	3,191

Operating income (loss)	(855)	1,124	463	—	732
Other expense (income), net	(108)	(16)	9	—	(115)

Income (loss) before provision for income taxes	(747)	1,140	454	—	847
Provision (benefit) for income taxes	(306)	467	186	—	347

Net income (loss)	$(441)	$673	$268	$—	$500

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     The following table sets forth sales by product category, by segment (in thousands):

	Three months ended January 31, 2004				Three months ended January 31, 2003

		International				International
		avocados and				avocados and
	California	perishable food	Processed		California	perishable food	Processed
	avocados	products	products	Total	Avocados	products	products	Total

Third-party sales:
California avocados	$9,555	$—	$—	$9,555	$11,418	$—	$—	$11,418
Imported avocados	—	23,545	—	23,545	—	22,834	—	22,834
Papayas	—	1,640	—	1,640	—	602	—	602
Specialties and Tropicals	—	3,979	—	3,979	—	—	—	—
Processed — food service	—	—	6,554	6,554	—	—	5,269	5,269
Processed — retail and club	—	—	950	950	—	—	1,251	1,251

Total fruit and product sales to third parties	9,555	29,164	7,504	46,223	11,418	23,436	6,520	41,374
Freight and other charges	702	3,725	68	4,495	811	3,109	56	3,976

Total third-party sales	10,257	32,889	7,572	50,718	12,229	26,545	6,576	45,350
Less sales incentives	(29)	(46)	(1,600)	(1,675)	(44)	(31)	(1,046)	(1,121)

Total net sales to third parties	10,228	32,843	5,972	49,043	12,185	26,514	5,530	44,229
Intercompany sales	—	2,045	1,088	3,133	—	1,775	1,024	2,799

Net sales before eliminations	$10,228	$34,888	$7,060	52,176	$12,185	$28,289	$6,554	47,028

Intercompany sales eliminations				(3,133)				(2,799)

Consolidated net sales				$49,043				$44,229

3. Inventories

     Inventories consist of the following (in thousands):

	January 31,	October 31,
	2004	2003

Fresh fruit	$5,237	$2,918
Packing supplies and ingredients	2,325	1,974
Finished processed foods	2,977	3,129

	$10,539	$8,021

     During the three month periods ended January 31, 2004 and 2003, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.

4. Related Party transactions

     We sell papayas obtained from an entity owned by our Chairman of the Board of Directors, Chief Executive Officer and President. Sales of papayas procured from the related entity amounted to approximately $1,640,000 and $602,000 for the three months ended January 31, 2004 and 2003, resulting in gross margins of approximately $183,000 and $60,000. Included in trade accounts payable and accrued liabilities are approximately $154,000 and $296,000 at January 31, 2004 and October 31, 2002 due to this entity.

     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended January 31, 2004 and 2003, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $230,000 and $190,000.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

5. Other events

Dividend payment

     On January 5, 2004, we paid a $0.25 per share dividend in the aggregate amount of $3,376,000 to shareholders of record as of November 17, 2003. Included in this dividend payment was $144,000 related to dividends declared in November 2003 related to the shares issued in conjunction with the acquisition of Maui, as described in Note 1.

Commitments

     In May 2003, we entered into a commitment to purchase approximately 1.3 million pounds of processed avocado products from a supplier for a cost of approximately $1.5 million over a 12-month period. Through January 2004, we have received substantially all products subject to this commitment.

     In June 2003, in order to facilitate the operations of one of our processed avocado product suppliers, we entered into a contract guaranteeing payment of certain invoices rendered to such supplier. The term of this guarantee is from June 2003 through December 2004, but can be cancelled at any time at our discretion. Additionally, the maximum amount subject to guarantee at any one time cannot exceed $90,000. As of January 31, 2004, no amounts or orders were outstanding and all amounts owed by such supplier related to this guarantee have been remitted.

Renewal of credit facilities

     In January 2004, we renewed our two short-term, non-collateralized, revolving credit facilities. These credit facilities expire through April 2006 and are with separate banks. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $20,500,000 at January 31, 2004, with interest at a weighted-average rate of 2.3% at January 31, 2004. The credit facilities contain various financial covenants with which we were in compliance at January 31, 2004.

6. Processed product segment restructuring

     In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan calls for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan, Mexico. We believe that this restructuring will provide cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The Uruapan facility commenced operations in February 2004.

     We expect to pay additional employee separation costs in connection with our planned future closure of our Mexicali, Baja California Norte production facility, which will be recognized when incurred. Those costs have not yet been quantified and are expected to be accrued for and paid during fiscal year 2004. As of January 31, 2004, we have not accrued for any charges relating to the write-down of production assets being held at our Mexicali, Baja California Norte production facility as it is anticipated that all such assets will be re-commissioned at our new facility in Uruapan, Michoacan or their carrying value is less than their net realizable value..

     Additional restructuring related expenses are expected to be incurred during fiscal 2004, but such amounts are not yet determinable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended October 31, 2003 of Calavo Growers, Inc. (we, Calavo, or the Company). Certain prior year amounts have been reclassified to conform with the current period presentation.

Recent Developments

Dividend payment

     On January 5, 2004, we paid a $0.25 per share dividend in the aggregate amount of $3,376,000 to shareholders of record as of November 17, 2003. Included in this dividend payment was $144,000 related to dividends declared in November 2003 related to the shares issued in conjunction with the acquisition of Maui, as described in Note 1.

Renewal of credit facilities

     In January 2004, we renewed our two short-term, non-collateralized, revolving credit facilities. These credit facilities expire through April 2006 and are with separate banks. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $20,500,000 at January 31, 2004, with interest at a weighted-average rate of 2.3% at January 31, 2004. The credit facilities contain various financial covenants with which we were in compliance at January 31, 2004.

Acquisition

     In order to diversify our product lines and increase synergies within the marketplace, we acquired all the outstanding common shares of Maui Fresh International, Inc. (Maui) for 576,924 shares of our common stock valued at $4.05 million in November 2003. Maui, which generated approximately $20 million in revenues during its fiscal year ended December 31, 2002, is a specialty produce company servicing a wide array of retail, food service, and terminal market wholesale customers with over 25 different specialty commodities. The value of our common stock issued in conjunction with the acquisition was based on the average quoted market price of our common stock for 3 days before and after the announcement date.

     As security for certain potential contingencies, such as unrecorded liabilities, we are entitled to hold approximately 58,000 shares issued in conjunction with such acquisition for one full year from the acquisition date. In the event that these contingencies resolve as we expect them to, we will be obligated to return these shares.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Such estimates are preliminary and are subject to change upon finalization of valuation information:

January
(in thousands)	2004

(Preliminary)
Fixed assets	$114
Goodwill and intangible assets	4,046

Total assets acquired	4,160
Current liabilities	110

Net assets acquired	$4,050

Goodwill is not subject to amortization and is generally not expected to be deductible for tax purposes. Pro forma statement of operations information is not presented, as the acquisition was not deemed to be a material business combination.

Processed product segment restructuring

     In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan calls for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan, Mexico. We believe that this restructuring will provide cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The facility commenced operations in February 2004.

     We expect to pay additional employee separation costs in connection with our planned future closure of our Mexicali, Baja California Norte production facility, which will be recognized when incurred. Those costs have not yet been quantified and are expected to be accrued for and paid during fiscal year 2004. As of January 31, 2004, we have not accrued for any charges relating to the write-down of production assets being held at our Mexicali, Baja California Norte production facility as it is anticipated that all such assets will be re-commissioned at our new facility in Uruapan, Michoacan or their carrying value is less than their net realizable value..

Additional restructuring related expenses are expected to be incurred during fiscal 2004, but such amounts are not yet determinable.

Net Sales

     The following table summarizes our net sales by business segment:

	Three months ended January 31,

(in thousands)	2004	Change	2003

Net sales:
California avocados	$10,228	(16.1)%	$12,185
International avocados and perishable food products	34,888	23.3%	28,289
Processed products	7,060	7.7%	6,554
Eliminations	(3,133)		(2,799)

Total net sales	$49,043	10.9%	$44,229

As a percentage of net sales:
California avocados	20.9%		27.5%
International avocados and perishable food products	67.0%		60.0%
Processed products	12.1%		12.5%

	100.0%		100.0%

     Net sales for the first quarter of fiscal 2004, compared to fiscal 2003, increased by $4.8 million, or 10.9%. Consistent with the historical seasonality of the California avocado harvest season, during which we typically receive the fewest pounds of California avocados, our California avocado business generated only 20.9% of our consolidated net sales for the first quarter, as compared to 27.5% for the same prior year period. Conversely, our international avocados and perishable food products segment showed significant revenue growth, driven primarily by additional sales related to the acquisition of Maui, as well as increases in the volume of avocados being imported from Mexico and the Dominican Republic. Such increases, however, were partially offset by decreases in Chilean and New Zealand sourced fruit. Net sales generated by our processed products business are not subject to the seasonal effect experienced by our other operating segments. The increase in sales to third parties delivered by our processed products business is due primarily to an increase in total pounds of product sold, combined with an increase in average prices. We anticipate that sales generated from our California avocados and international avocados and perishable food products segments will continue to represent the majority of total net sales and the percentage of total net sales generated from these segments may increase in the future.

     Net sales by segment include value-added services billed by our Uruapan packinghouse and Mexicali processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.

California avocados

     Net sales delivered by the business decreased by approximately $2.0 million, or 16.1%, for the first quarter of fiscal 2004 when compared to the same period for fiscal 2003. The decrease in sales reflects a decrease in pounds of avocados delivered by our growers, combined with a mild deterioration of our average selling prices. Such decrease in delivered pounds, totaling approximately 1.7 million, is primarily related to a late-starting harvest season for fiscal 2004. Furthermore, primarily as a result of the decrease in the overall harvest of the California avocado crop for the 2002/2003 season, as compared to the 2001/2002 season, our growers delivered approximately 0.3 million fewer pounds of carry-out crop during the quarter ended January 31, 2004. Our market share of first grade Hass variety avocados, however, remained strong during the first quarter of fiscal 2004 at 39.2%. This compares reasonably with the 42.9% market share for the same prior year period.

     Average selling prices, on a per carton basis, of California avocados for the first quarter of fiscal 2004 were 3.8% lower when compared to the same prior year period. This is primarily the result of an increasing percentage of non-first grade Hass fruit sold in the first fiscal quarter 2004, as first grade Hass fruit typically commands the highest sale price. Pounds of non-first grade Hass fruit sold, as a percent of total pounds sold, increased by 12% for the first quarter ended January 31, 2004 when compared to the same prior year period.

     Our strategy is to continue to develop marketing opportunities that favorably position avocados packed by Calavo with our customers by emphasizing existing value-added services, such as fruit bagging and ripening. We believe these and other value-added strategies are critical elements in sustaining competitive average selling prices.

     We anticipate that our California Avocado business will experience a seasonal increase during the second fiscal quarter of 2004. In addition, we believe that the expected decrease in non-California sourced fruit will have a positive impact on average selling prices during the second fiscal quarter.

International and perishable food products

     For the quarters ended January 31, 2004 and 2003, net sales include approximately $1.1 million and $1.0 million of value-added services billed by our Mexican subsidiaries to the parent company, which are eliminated from our consolidated financial results. For the quarter ended January 31, 2004, when compared to the same period for fiscal 2003, sales to third-party customers increased by approximately $6.3 million, or 23.9%, from $26.5 million to $32.8 million.

     The increased sales to third-parties by our international and perishable food products business are primarily driven by the additional sales related to the acquisition of Maui in November 2003, as well as increased sales of Mexican and Dominican Republic grown avocados in the U.S., Japanese, and/or European marketplace. For the three months ended January 31, 2004, the additional sales related to the acquisition of Maui totaled approximately $4.9 million. Additionally, the volume of Mexican and Dominican Republic fruit handled increased by 2.7 million pounds, or 24.0% and 5.1 million pounds, or 100.0%, when compared to the same prior year period. Such increases, however, were partially offset by decreases in Chilean and New Zealand sourced fruit. For the three months ended January 31, 2004, the volume of Chilean and New Zealand fruit handled decreased by 10.5 million pounds, or 55.2%, and 0.5 million pounds, or 99.0% when compared to the same prior year period.

     We anticipate that net sales for this segment will decrease in the second fiscal quarter of 2004 compared to the first fiscal quarter of 2004. This is consistent with the cyclical nature of the availability of foreign sourced avocados in the U.S. marketplace. We will end the packing and importing of Mexican grown avocados on April 15, 2004, as required by current rules established by the U.S. Department of Agriculture. We are, however, reviewing the assessment issued by the U.S. Department of Agriculture, which, if adopted as drafted, would lift current import limits on Hass avocados from Mexico.

Processed products

     For the quarters ended January 31, 2004 and 2003, net sales include approximately $2.0 million and $1.8 million of value-added services billed by our Mexican subsidiaries to the parent company, which are eliminated from our consolidated financial results. For the quarter ended January 31, 2004, when compared to the same period for fiscal 2003, sales to third-party customers increased by approximately $0.5 million, or 8.0%, from $5.5 million to $6.0 million. The increase in third-party sales is attributable to both increases in volume and in sales prices. During the first fiscal quarter, we experienced an increase in pounds of product sold of approximately 68,000 pounds, or 2.3%. The average sales price increased by $0.27 per pound, representing an improvement of approximately 12.4%.

     Our ultra high pressure products continue to experience solid demand. During the first quarter of fiscal 2004, sales of high pressure product totaled approximately $1.3 million, as compared to $0.2 million for the same prior year period. Such sales, however, relate solely to our one ultra high pressure machine in Mexicali. We believe that when the second, much larger, high pressure machine, in our new facility in Uruapan, Michoacan, Mexico, comes online, sales related to our high pressure product will increase even further shortly thereafter. We believe that this product line will, in the long-term, successfully address a growing market segment.

Gross Margins

     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three month periods ended January 31, 2004 and 2003:

	Three months ended January 31,

(in thousands)	2004	Change	2003

Gross margins:
California avocados	$128	(80.7)%	$662
International avocados and perishable food products	2,198	21.8%	1,805
Processed products	786	(46.0)%	1,456

Total gross margins	$3,112	(20.7)%	$3,923

Gross profit percentages:
California avocados	1.3%		5.4%
International avocados and perishable food products	6.7%		6.8%
Processed products	13.2%		26.3%
Consolidated	6.3%		8.9%

     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins decreased by approximately $0.8 million, or 20.7%, for the first quarter of fiscal 2004 when compared to the same period for fiscal 2003. This decrease was principally attributable to decreases in the gross profit percentages delivered by our processed product and California segments, partially offset by increases in the gross profit percentages delivered by our international avocados and perishable food products.

     Our California avocados segment experienced a lower gross profit percentage principally as a result of lower packing efficiencies achieved at our Santa Paula and Temecula packinghouses during the seasonally lower volume first quarter. The gross profit percentages generated by our international avocados and perishable food products business were positively impacted by the increase in Mexican and Dominican Republic avocados, as well as the additional margins achieved related to the acquisition of Maui. The increases in volume, coupled with fairly stable fruit costs, favorably impacted our per pound packing costs. These efficiencies, however, were adversely affected due to decreases in Chilean and New Zealand sourced fruit, which had the effect of increasing our per pound packing cost. The processed products gross profit percentages for the quarter ended January 31, 2004 decreased primarily as a result of inefficiencies related to the relocation of production from Santa Paula, California and Mexicali, Mexico to our newly acquired facility in Uruapan, Mexico, as well as higher fruit costs. Such inefficiencies primarily relate to subcontracting costs, duplicative overhead costs, and cost of labor. We anticipate that the gross profit percentage for our processed product segment will continue to experience significant fluctuations during the next fiscal quarter primarily due to the aforementioned inefficiencies and the uncertainty of fruit costs that will be used in the production process.

Selling, General and Administrative

	Three months ended January 31,

(in thousands)	2004	Change	2003

Selling, general and administrative	$3,715	16.4%	$3,191
Percentage of net sales	7.6%		7.2%

     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.5 million, or 16.4%, for the three months ended January 31, 2004 when compared to the same period for fiscal 2003. The increased general and administrative costs relate principally to the acquisition of Maui, higher employee compensation expenses, and additional corporate costs. Maui’s selling, general and administrative expenses totaled approximately $218,000 during our first fiscal quarter.

Other Income, net

	Three months ended January 31,

(in thousands)	2004	Change	2003

Other income, net	$(114)	(0.9)%	$(115)
Percentage of net sales	(0.2)%		(0.3)%

     Other income, net includes interest income and expense generated in connection with our financing and operating activities, as well as certain other transactions that are outside of the course of normal operations. During the first quarter of fiscal 2004, other income, net includes interest accrued on notes receivable from directors and employees of approximately $0.1 million.

Provision (Benefit) for Income Taxes

	Three months ended January 31,

(in thousands)	2004	Change	2003

Provision (benefit) for income taxes	$(195)	(156.2)%	$347
Percentage of income (loss) before provision (benefit) for income taxes	(39.9%)		41.0%

     For the first three months of fiscal 2004, our provision (benefit) for income taxes was $(0.2) million as compared to $0.3 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 40.0% during fiscal 2004.

Liquidity and Capital Resources

     Cash used in operating activities was $2.5 million for the three months ended January 31, 2004, compared to cash provided by operating activities of $1.9 million for the similar period in fiscal 2003. Operating cash flows for the three-months ended January 31, 2004 reflect our net loss of $0.3 million, net non-cash charges (depreciation and amortization, stock compensation expense and provision for losses on accounts receivable) of $0.5 million and a net decrease in the noncash components of our working capital of approximately $2.7 million.

     These working capital decreases include an increase in accounts receivable of $3.6 million, a increase in inventory of $2.5 million, an increase in prepaid expenses and other assets of $0.3 million, an increase in income tax receivable of $0.3 million, and other miscellaneous decreases totaling $0.2 million, partially offset by an increase in payable to growers of $2.6 million, an increase in trade accounts payable and accrued expenses of $1.2 million and an increase in advances to suppliers totaling $0.2 million.

     Increases in our accounts receivable balance as of January 31, 2004, when compared to October 31, 2003, reflect a significantly higher volume of California avocado sales recorded in the month of January 2004, as compared to October 2003. Similarly, the amounts payable to our growers also reflects the increase in the volume of California avocados marketed in the month of January 2004, as compared to October 2003. These volume increases are consistent with the harvest levels experienced in previous years.

     Cash used in investing activities was $2.8 million for the three months ended January 31, 2004 and related principally to the purchase of capital equipment in connection with the construction of our new processed operations facility in Uruapan, Michoacan, Mexico.

     Cash provided by financing activities was $0.1 million for the three months ended January 31, 2004 related principally to $3.5 million in proceeds from short-term borrowings, partially offset by $3.4 million of cash outflows from the payment of a dividend.

     Our principal sources of liquidity are our existing cash reserves and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of January 31, 2004 and October 31, 2003, totaled $0.2 million and $5.4 million. Our working capital at January 31, 2004 was $18.3 million compared to $20.7 million at October 31, 2003. The overall working capital decrease is primarily related to an increase in accounts receivable and inventory, and the payment of our dividend payable. Such decreases were partially offset by an increase in payable to growers and proceeds from short-term borrowings.

     We believe that our available credit facilities, as well as expected cash flows from operations, will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. We recently renewed our two short-term, non-collateralized, revolving credit facilities. These credit facilities expire through April 2006 and are with separate banks. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $20,500,000 at January 31, 2004.

Impact of Recently Issued Accounting Pronouncements

     See footnote 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENT

     This Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “will,” and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: increased competition, conducting substantial amounts of business internationally, pricing pressures on agricultural products, adverse weather and growing conditions confronting avocado growers, new governmental regulations, as well as other risks and uncertainties, including but not limited to those set forth in Part I., Item 1 under the caption “Certain Business Risks” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003, and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents, accounts receivable, short and long-term loans to growers, notes receivable from shareholders, payable to growers, accounts payable, current borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2004.

	Expected maturity date January 31,

(All amounts in thousands)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Assets:
Cash and cash equivalents (1)	$201	$—	$—	$—	$—	$—	$201	$201
Accounts receivable, net (1)	20,104	—	—	—	—	—	20,104	20,104
Loans to growers (1)	363	—	—	—	—	—	363	363
Long-term loans to growers (2)	—	—	439	—	—	—	439	462
Notes receivable from shareholders (3)	260	211	211	2,855	—	—	3,537	3,664
Liabilities:
Payable to growers (1)	$6,092	$—	$—	$—	$—	$—	$6,092	$6,092
Accounts payable (1)	2,437	—	—	—	—	—	2,437	2,437
Current borrowings pursuant to credit facilities (1)	3,500	—	—	—	—	—	3,500	3,500
Fixed-rate long-term obligations (4)	24	22	10	8	8	9	81	84

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, short-term loans to growers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Loans to growers bear fixed interest rates ranging from 5.0% to 10.0% with a weighted-average interest rate of 7.9%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 4.8%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $14,000.

(3)	Notes receivable from shareholders bear interest at 7.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 6.25%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $167,000.

(4)	Fixed-rate long-term obligations bear interest rates ranging from 3.3% to 8.2% with a weighted-average interest rate of 5.2%. We believe that loans with a similar risk profile would currently yield a return of 3.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $2,000.

     We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Consequently, we do not use any hedging or forward contracts to offset market volatility.

     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Consequently, the spot rate for the Mexican peso has a moderate impact on our operating results. However, we do not believe that this impact is sufficient to warrant the use of derivative instruments to hedge the fluctuation in the Mexican peso. Total foreign currency gains and losses for each of the three years in the period ended October 31, 2003 do not exceed $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES

     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results from operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)

Date: March 15, 2004	By	/s/ Lecil E. Cole

Lecil E. Cole
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 15, 2004	By	/s/ Arthur J. Bruno

Arthur J. Bruno
Vice President, Finance and Corporate Secretary
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.