Form 10-Q
period 2004-04-30
CALAVO GROWERS INC
filed 2004-06-14
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-33385

CALAVO GROWERS, INC.

(Exact name of registrant as specified in its charter)

California (State of incorporation)	33-0945304 (I.R.S. Employer Identification No.)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Registrant’s number of shares of common stock outstanding as of April 30, 2004 was 13,506,833.

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	April 30,	October 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$682	$5,375
Accounts receivable, net of allowances of $1,626 (2004) and $1,219 (2003)	27,563	16,560
Inventories, net	12,612	8,021
Prepaid expenses and other current assets	3,924	4,487
Loans to growers	291	353
Advances to suppliers	430	624
Deferred income taxes	1,379	1,379

Total current assets	46,881	36,799
Property, plant, and equipment, net	16,781	13,121
Goodwill	3,591	—
Other assets	4,053	3,769

	$71,306	$53,689

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$15,783	$3,446
Trade accounts payable	1,579	1,534
Accrued expenses	8,402	7,777
Income taxes payable	214	51
Short-term borrowings	1,000	—
Dividend payable	—	3,232
Current portion of long-term obligations	24	24

Total current liabilities	27,002	16,064
Long-term liabilities:
Long-term obligations, less current portion	42	61
Deferred income taxes	764	417

Total long-term liabilities	806	478
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 13,507 (2004) and 12,930 (2003) issued and outstanding	14	13
Additional paid-in capital	28,797	24,727
Notes receivable from shareholders	(3,179)	(3,563)
Retained earnings	17,866	15,970

Total shareholders’ equity	43,498	37,147

	$71,306	$53,689

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,
	2004	2003	2004	2003
Net sales	$76,421	$57,393	$125,464	$101,622
Cost of sales	68,625	50,422	114,556	90,728

Gross margin	7,796	6,971	10,908	10,894
Special charges	—	98	—	98
Selling, general and administrative	4,012	4,130	7,727	7,321

Operating income	3,784	2,743	3,181	3,475
Other income, net	(106)	(206)	(220)	(321)

Income before provision for income taxes	3,890	2,949	3,401	3,796
Provision for income taxes	1,556	1,214	1,361	1,561

Net income	$2,334	$1,735	$2,040	$2,235

Net income per share:
Basic	$0.17	$0.13	$0.15	$0.17

Diluted	$0.17	$0.13	$0.15	$0.17

Number of shares used in per share computation:
Basic	13,507	12,930	13,488	12,892

Diluted	13,589	12,960	13,571	12,922

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended April 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$2,040	$2,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,065	987
Write-off of fixed assets	—	27
Stock based compensation	21	—
Provision for losses on accounts receivable	25	19
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(11,028)	(5,799)
Inventories, net	(4,591)	(799)
Prepaid expenses and other assets	1,146	923
Loans to growers	62	49
Advances to suppliers	194	521
Income taxes receivable	—	(202)
Payable to growers	12,337	6,012
Trade accounts payable and accrued expenses	560	(1,440)
Income taxes payable	163	—

Net cash provided by operating activities	1,994	2,533
Cash Flows from Investing Activities:
Direct costs of Maui acquisition	(65)	—
Acquisitions of and deposits on property, plant, and equipment	(4,611)	(2,085)

Net cash used in investing activities	(4,676)	(2,085)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(3,376)	(2,567)
Proceeds from short-term borrowings, net	1,000	1,100
Additional costs related to the rights offering	—	(41)
Collection on notes receivable from shareholders	384	856
Payments on long-term obligations	(19)	(338)
Exercise of stock options	—	475

Net cash used in financing activities	(2,011)	(515)

Net decrease in cash and cash equivalents	(4,693)	(67)
Cash and cash equivalents, beginning of period	5,375	921

Cash and cash equivalents, end of period	$682	$854

Supplemental Information -
Cash paid during the year for:
Interest	$45	$118

Income taxes	$1,089	$1,545

Noncash Investing and Financing Activities:
Tax benefit related to stock options	$—	$72

In November 2003, the Company acquired all of the outstanding common shares of Maui Fresh International, Inc. for 576,924 shares of the Company’s common stock, valued at $4.05 million, plus acquisition costs of $65,000. See Note 1 for further explanation. The following table summarizes the estimated fair values of the non-cash assets acquired and liabilities assumed at the date of acquisition.

April
(in thousands)	2004
Fixed assets	$114
Goodwill	3,526
Intangible assets	867

Total non-cash assets acquired	4,507
Current liabilities	110
Long term liabilities	347

Net non-cash assets acquired	$4,050

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of the business

Business

     Calavo Growers, Inc. (Calavo, the Company, we, us or our) procures and markets avocados and other perishable foods and prepares and distributes processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a world-wide basis. Through our two operating facilities in Southern California and three facilities in Mexico, we sort and pack avocados procured in California and Mexico and prepare processed avocado products. Additionally, we procure avocados internationally, principally from Chile, the Dominican Republic and New Zealand, and distribute other perishable foods. We report these operations in three different business segments: California avocados, international avocados and perishable food products and processed products.

     The accompanying consolidated condensed financial statements are unaudited. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position, results of operations, and cash flows. Such adjustments consist of adjustments of a normal recurring nature. Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year. Our operations are sensitive to a number of factors, including weather-related phenomena and their effects on industry volumes, prices, product quality and costs. Operations are also sensitive to fluctuations in currency exchange rates in both sourcing and selling locations, as well as economic crises and security risks in developing countries. These statements should also be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

     In order to diversify our product lines and increase synergies within the marketplace, we acquired all the outstanding common shares of Maui Fresh International, Inc. (Maui) for 576,924 shares of our common stock valued at $4.05 million in November 2003, plus acquisition costs of $65,000. Maui, which generated approximately $20 million in revenues during its fiscal year ended December 31, 2002, is a specialty produce company servicing a wide array of retail, food service, and terminal market wholesale customers with over 25 different specialty commodities. The value of our common stock issued in conjunction with the acquisition was based on the average quoted market price of our common stock for 3 days before and after the announcement date.

     As security for certain potential contingencies, such as unrecorded liabilities, we are entitled to hold approximately 58,000 shares issued in conjunction with such acquisition for one full year from the acquisition date. In the event that these contingencies resolve as we expect them to, we will be obligated to return these shares.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The differences from the previously reported amounts relate to the finalization of our valuation information.

April
(in thousands)	2004
Fixed assets	$114
Goodwill	3,591
Intangible assets	867

Total assets acquired	4,572
Current liabilities	110
Long term liabilities	347

Net assets acquired	$4,115

     Included in other assets in the accompanying consolidated condensed financial statements are the following intangible assets: customer-related intangibles of $590,000, brandname intangibles of $275,000 and other identified intangibles totaling $2,000. The customer-related intangibles and other identified intangibles are being amortized

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

over 5 and 2 years. The intangible asset related to the brandname currently has an indefinite remaining useful life and, as a result, is not currently subject to amortization. Goodwill is also not subject to amortization and is generally not expected to be deductible for tax purposes. Goodwill and the brandname intangible will be tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill or the brandname intangible may be impaired. We anticipate that amortization related to amortizing intangibles will be approximately $89,000 for the year ended October 31, 2004. We anticipate recording amortization expense of approximately $119,000 per annum from fiscal 2005 through fiscal 2008, with the remaining amortization expense of approximately $29,000 recorded in fiscal 2009. Pro forma statement of operations information is not presented, as the acquisition was not deemed to be a material business combination.

Stock Based Compensation

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), which was amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

     In December 2003, our Board of Directors approved the issuance of options to acquire a total of 50,000 shares of our common stock to two members of our Board of Directors. Each option to acquire 25,000 shares vests in substantially equal installments over a 3-year period, has an exercise price of $7.00 per share, and has a term of 5 years from the grant date. The market price of our common stock at the grant date was $10.01. In accordance with APB 25, we are recording compensation expense of approximately $151,000 over the vesting period of three years from the grant date.

     During the six month period ended April 30, 2004, we recognized $21,000 of compensation expense with respect to stock option awards pursuant to APB 25. Had compensation cost for stock option awards been determined based on the fair value of each award at its grant date, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income and net income per share would have been as follows (dollars in thousands, except per share amounts):

	Three months ended		Six months ended
	April 30,		April 30,
	2004	2003	2004	2003
Net Income:
As reported	$2,334	$1,735	$2,040	$2,235
Add: Total stock-based compensation expense determined under APB 25 and related interpretations, net of tax effects	5	—	8	—
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of tax effects	(5)	—	(8)	—

Pro forma	$2,334	$1,735	$2,040	$2,235

Net income per share, as reported:
Basic	$0.17	$0.13	$0.15	$0.17
Diluted	$0.17	$0.13	$0.15	$0.17
Net income per share, pro forma:
Basic	$0.17	$0.13	$0.15	$0.17
Diluted	$0.17	$0.13	$0.15	$0.17

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

Recent Accounting Standards

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” which was amended in December 2003. We adopted FIN 46 in our second quarter ending April 30, 2004, with no impact on our financial position or results of operations.

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

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
	(All amounts are presented in thousands)
Six months ended April 30, 2004
Net sales	$54,637	$63,275	$15,338	$(7,786)	$125,464
Cost of sales	50,155	59,153	13,034	(7,786)	114,556

Gross margin	4,482	4,122	2,304	—	10,908
Selling, general and administrative	3,401	2,018	2,308	—	7,727

Operating income (loss)	1,081	2,104	(4)	—	3,181
Other income, net	(168)	(47)	(5)	—	(220)

Income before provision for income taxes	1,249	2,151	1	—	3,401
Provision for income taxes	500	861	—	—	1,361

Net income	$749	$1,290	$1	$—	$2,040

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
	(All amounts are presented in thousands)
Six months ended April 30, 2003
Net sales	$47,147	$46,180	$14,063	$(5,768)	$101,622
Cost of sales	42,806	42,622	11,068	(5,768)	90,728

Gross margin	4,341	3,558	2,995	—	10,894
Special charges	—	—	98	—	98
Selling, general and administrative	3,465	1,519	2,337	—	7,321

Operating income	876	2,039	560	—	3,475
Other expense (income), net	(256)	(74)	9	—	(321)

Income before provision for income taxes	1,132	2,113	551	—	3,796
Provision for income taxes	465	869	227	—	1,561

Net income	$667	$1,244	$324	$—	$2,235

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
	(All amounts are presented in thousands)
Three months ended April 30, 2004
Net sales	$44,409	$28,387	$8,278	$(4,653)	$76,421
Cost of sales	40,055	26,463	6,760	(4,653)	68,625

Gross margin	4,354	1,924	1,518	—	7,796
Selling, general and administrative	1,799	1,022	1,191	—	4,012

Operating income	2,555	902	327	—	3,784
Other income, net	(85)	(19)	(2)	—	(106)

Income before provision for income taxes	2,640	921	329	—	3,890
Provision for income taxes	1,056	369	131	—	1,556

Net income	$1,584	$552	$198	$—	$2,334

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
	(All amounts are presented in thousands)
Three months ended April 30, 2003
Net sales	$34,962	$17,891	$7,509	$(2,969)	$57,393
Cost of sales	31,283	16,138	5,970	(2,969)	50,422

Gross margin	3,679	1,753	1,539	—	6,971
Special charges	—	—	98	—	98
Selling, general and administrative	1,948	838	1,344	—	4,130

Operating income	1,731	915	97	—	2,743
Other income, net	(148)	(58)	—	—	(206)

Income before provision for income taxes	1,879	973	97	—	2,949
Provision for income taxes	771	402	41	—	1,214

Net income	$1,108	$571	$56	$—	$1,735

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     The following table sets forth sales by product category, by segment (in thousands):

	Six months ended April 30, 2004				Six months ended April 30, 2003
		International				International
		avocados				avocados
		and				and
		perishable				perishable
	California	food	Processed		California	food	Processed
	avocados	products	products	Total	avocados	products	Products	Total
Third-party sales:
California avocados	$51,036	$—	$—	$51,036	$43,897	$—	$—	$43,897
Imported avocados	—	39,164	—	39,164	—	34,613	—	34,613
Papayas	—	3,302	—	3,302	—	1,280	—	1,280
Specialties and Tropicals	—	8,237	—	8,237	—	—	—	—
Processed— food service	—	—	13,896	13,896	—	—	11,878	11,878
Processed— retail and club.	—	—	1,982	1,982	—	—	2,516	2,516

Total fruit and product sales to third-parties	51,036	50,703	15,878	117,617	43,897	35,893	14,394	94,184
Freight and other charges	3,357	7,783	172	11,312	3,336	6,536	122	9,994

Total third-party sales	54,393	58,486	16,050	128,929	47,233	42,429	14,516	104,178
Less sales incentives	(62)	(47)	(3,356)	(3,465)	(86)	(77)	(2,393)	(2,556)

Total net sales to	54,331	58,439	12,694	125,464	47,147	42,352	12,123	101,622
third-parties Intercompany sales	306	4,836	2,644	7,786	—	3,828	1,940	5,768

Net sales before eliminations	$54,637	$63,275	$15,338	133,250	$47,147	$46,180	$14,063	107,390

Intercompany sales eliminations				(7,786)				(5,768)

Consolidated net sales				$125,464				$101,622

	Three months ended April 30, 2004				Three months ended April 30, 2003
		International				International
		avocados				avocados
		and				and
		perishable				perishable
	California	food	Processed		California	food	Processed
	avocados	products	products	Total	avocados	products	Products	Total
Third-party sales:
California avocados	$41,481	$—	$—	$41,481	$32,479	$—	$—	$32,479
Imported avocados	—	15,619	—	15,619	—	11,779	—	11,779
Papayas	—	1,662	—	1,662	—	678	—	678
Specialties and Tropicals	—	4,258	—	4,258	—	—	—	—
Processed— food service	—	—	7,342	7,342	—	—	6,609	6,609
Processed— retail and club.	—	—	1,032	1,032	—	—	1,265	1,265

Total fruit and product sales to third-parties	41,481	21,539	8,374	71,394	32,479	12,457	7,874	52,810
Freight and other charges	2,655	4,058	104	6,817	2,525	3,427	66	6,018

Total third-party sales	44,136	25,597	8,478	78,211	35,004	15,884	7,940	58,828
Less sales incentives	(33)	(1)	(1,756)	(1,790)	(42)	(46)	(1,347)	(1,435)

Total net sales to third-parties	44,103	25,596	6,722	76,421	34,962	15,838	6,593	57,393
Intercompany sales	306	2,791	1,556	4,653	—	2,053	916	2,969

Net sales before eliminations	$44,409	$28,387	$8,278	81,074	$34,962	$17,891	$7,509	60,362

Intercompany sales eliminations				(4,653)				(2,969)

Consolidated net sales				$76,421				$57,393

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

3. Inventories

     Inventories consist of the following (in thousands):

	April 30,	October 31,
	2004	2003
Fresh fruit	$7,314	$2,918
Packing supplies and ingredients	2,153	1,974
Finished processed foods	3,145	3,129

	$12,612	$8,021

     During the three and six month periods ended April 30, 2004 and 2003, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.

4. Related party transactions

     We sell papayas obtained from an entity owned by our Chairman of the Board of Directors, Chief Executive Officer and President. Sales of papayas procured from the related entity amounted to approximately $3,302,000, and $1,280,000 for the six months ended April 30, 2004 and 2003, resulting in gross margins of approximately $427,000 and $127,000. Included in trade accounts payable and accrued liabilities are approximately $192,000 and $296,000 at April 30, 2004 and October 31, 2003 due to this entity.

     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the six months ended April 30, 2004 and 2003, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.9 million.

5. Other events

Dividend payment

     On January 5, 2004, we paid a $0.25 per share dividend in the aggregate amount of $3,376,000 to shareholders of record as of November 17, 2003. Included in this dividend payment was $144,000 related to dividends declared in November 2003 related to the shares issued in conjunction with the acquisition of Maui, as described in Note 1.

Commitments

     In May 2003, we entered into a commitment to purchase approximately 1.3 million pounds of processed avocado products from a supplier for a cost of approximately $1.5 million over a 12-month period. Through April 2004, we have received substantially all products subject to this commitment.

     In June 2003, in order to facilitate the operations of one of our processed avocado product suppliers, we entered into a contract guaranteeing payment of certain invoices rendered to such supplier. The term of this guarantee is from June 2003 through December 2004, but can be cancelled at any time at our discretion. Additionally, the maximum amount subject to guarantee at any one time cannot exceed $90,000. As of April 30, 2004, no amounts or orders were outstanding and all amounts owed by such supplier related to this guarantee have been remitted.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Renewal of Credit Facilities

     In January 2004, we renewed our two short-term, non-collateralized, revolving credit facilities. These credit facilities expire in January 2006 and April 2006 and are with separate banks. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $23,000,000 at April 30, 2004, with interest at a weighted-average rate of 2.2% at April 30, 2004. The credit facilities contain various financial covenants with which we were in compliance at April 30, 2004.

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

     We expect to pay additional employee separation costs in connection with our planned future closure of our Mexicali, Baja California Norte production facility, which will be recognized when incurred. Those costs have not yet been quantified and are expected to be accrued for and paid later in fiscal year 2004. As of April 30, 2004, we have not accrued for any charges relating to the production assets being held at our Mexicali, Baja California Norte production facility as it is anticipated that all such assets will be re-commissioned at our new facility in Uruapan, Michoacan or their carrying value is less than their net realizable value.

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

Renewal of credit facilities

     In January 2004, we renewed our two short-term, non-collateralized, revolving credit facilities. These credit facilities expire in January 2006 and April 2006 and are with separate banks. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $23,000,000 at April 30, 2004, with interest at a weighted-average rate of 2.2% at April 30, 2004. The credit facilities contain various financial covenants with which we were in compliance at April 30, 2004.

Acquisition

     In order to diversify our product lines and increase synergies within the marketplace, we acquired all the outstanding common shares of Maui Fresh International, Inc. (Maui) for 576,924 shares of our common stock valued at $4.05 million in November 2003, plus acquisition costs of $65,000. Maui, which generated approximately $20 million in revenues during its fiscal year ended December 31, 2002, is a specialty produce company servicing a wide array of retail, food service, and terminal market wholesale customers with over 25 different specialty commodities. The value of our common stock issued in conjunction with the acquisition was based on the average quoted market price of our common stock for 3 days before and after the announcement date.

     As security for certain potential contingencies, such as unrecorded liabilities, we are entitled to hold approximately 58,000 shares issued in conjunction with such acquisition for one full year from the acquisition date. In the event that these contingencies resolve as we expect them to, we will be obligated to return these shares.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The differences from the previously reported amounts relate to the finalization of our valuation information.

April
(in thousands)	2004
Fixed assets	$114
Goodwill	3,591
Intangible assets	867

Total assets acquired	4,572
Current liabilities	110
Long term liabilities	347

Net assets acquired	$4,115

     Included in other assets in the accompanying consolidated condensed financial statements are the following intangible assets: customer-related intangibles of $590,000, brandname intangibles of $275,000 and other identified intangibles totaling $2,000. The customer-related intangibles and other identified intangibles are being amortized over 5 and 2 years. The intangible asset related to the brandname currently has an indefinite remaining useful life and, as a result, is not currently subject to amortization. Goodwill is also not subject to amortization and is generally not expected to be deductible for tax purposes. Goodwill and the brandname intangible will be tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill or the brandname intangible may be impaired. We anticipate that amortization related to amortizing intangibles will be approximately $89,000 for the year ended October 31, 2004. Pro forma statement of operations information is not presented, as the acquisition was not deemed to be a material business combination.

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

     We expect to pay additional employee separation costs in connection with our planned future closure of our Mexicali, Baja California Norte production facility, which will be recognized when incurred. Those costs have not yet been quantified and are expected to be accrued for and paid later in fiscal year 2004. As of April 30, 2004, we have not accrued for any charges relating to the production assets being held at our Mexicali, Baja California Norte production facility as it is anticipated that all such assets will be re-commissioned at our new facility in Uruapan, Michoacan or their carrying value is less than their net realizable value.

     Additional restructuring related expenses are expected to be incurred during fiscal 2004, but such amounts are not yet determinable.

Net Sales

     The following table summarizes our net sales by business segment for each of the three and six month periods ended April 30, 2004 and 2003:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2004	Change	2003	2004	Change	2003
Net sales to third-parties:
California avocados	$44,103	26.1%	$34,962	$54,331	15.2%	$47,147
International avocados and perishable food products.	25,596	61.6%	15,838	58,439	38.0%	42,352
Processed products	6,722	2.0%	6,593	12,694	4.7%	12,123

Total net sales	$76,421	33.2%	$57,393	$125,464	23.5%	$101,622

As a percentage of net sales:
California avocados	57.7%		60.9%	43.3%		46.4%
International avocados and perishable food products.	33.5%		27.6%	46.6%		41.7%
Processed products	8.8%		11.5%	10.1%		11.9%

	100.0%		100.0%	100.0%		100.0%

     Net sales for the second quarter of fiscal 2004 compared to fiscal 2003 increased by $19.0 million, or 33.2%; whereas net sales for the six months ended April 30, 2004 compared to fiscal 2003 increased by $23.8 million, or 23.5%. Consistent with the historical seasonality of the California avocado harvest season, our California avocado business generated 57.7% of our consolidated net sales for the second quarter, as compared to 60.9% for the same prior year period. For the three and six month periods, our net sales growth reflects an increasing percentage of our business being generated from our international avocados and perishable food products segment. This increase was driven primarily by additional sales related to the acquisition of Maui, as well as increases in the volume of avocados being imported from Mexico and the Dominican Republic. Such increases, however, were partially offset by decreases in Chilean and New Zealand sourced fruit. Net sales generated by our processed products business are not generally subject to the seasonal effect experienced by our other operating segments. For the six month period, the increase in net sales to third parties delivered by our processed products business was due primarily to an increase in total pounds of product sold, combined with an increase in average prices. We anticipate that sales generated from our California avocados and international avocados and perishable food products segments will continue to represent the majority of total net sales and the percentage of total net sales generated from these segments may increase in the future.

     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse, Uruapan processing plant and Mexicali processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.

California avocados

     Net sales delivered by the business increased by approximately $9.1 million, or 26.1%, for the second quarter of fiscal 2004 when compared to the same period for fiscal 2003. The increase in sales reflects a 12.2% increase in pounds of avocados sold, as well as an improvement in our average selling prices when compared to the same prior year period. The increase in pounds is consistent with the expected increase in the overall harvest of the California avocado crop for the 2003/2004 season. Our market share of first grade Hass variety avocados remained consistent at 31.6% in the second quarter of fiscal 2004, when compared to a 31.7% market share for the same prior year period.

     Net sales delivered by the business increased by approximately $7.2 million, or 15.2%, for the first six months of fiscal 2004, compared to the same fiscal 2003 period. The increase in sales reflects a 5.4% increase in pounds of avocados sold, as well as an improvement in our average selling prices when compared to the same prior year period. This increase in delivered pounds is consistent with the expected increase in the overall harvest of the California avocado crop for the 2003/2004 season. Similar to our quarterly results, our market share of first grade Hass avocados remained fairly consistent at 32.7% for the six months ended April 30, 2004, compared to 33.9% for the same period in the prior year.

     Average selling prices, on a per carton basis, for first grade Hass variety avocados for the second quarter and the six months of fiscal 2004 were 12.2% and 5.4% higher when compared to the same prior year periods. We attribute some of the increase in these average selling prices to increasing demand for California grown avocados prevailing in the U.S. marketplace. We believe that our investments in focused marketing activities combined with promotional programs established by the California Avocado Commission have generally had a positive effect on average sales prices. Our strategy is to continue to develop marketing opportunities that favorably position avocados packed by Calavo with our customers by emphasizing existing value-added services, such as fruit bagging and ripening. We believe these and other value-added strategies are critical elements in sustaining competitive average selling prices.

     We anticipate that our California avocado business will experience a seasonal increase during the third fiscal quarter of 2004. In addition, we believe that the absence of imported avocados in the U.S. marketplace will positively impact average selling prices during the third fiscal quarter of 2004.

International and perishable food products

     For the quarter ended April 30, 2004, when compared to the same period for fiscal 2003, sales to third-party customers increased by approximately $9.8 million, or 61.6%. For the quarters ended April 30, 2004 and 2003, net sales exclude approximately $2.8 million and $2.1 million of value-added services billed by our Mexican subsidiaries to the parent company, which are eliminated from our consolidated financial results.

     For the six months of fiscal 2004, when compared to the same period for fiscal 2003, sales to third-party customers increased by approximately $16.1 million, or 38.0%. For the six months of fiscal 2004 and 2003, net sales exclude approximately $4.8 million and $3.8 million of value-added services billed by our Mexican subsidiaries to the parent company, which are eliminated from our consolidated financial results.

     The increased sales to third-parties by our international and perishable food products business are primarily driven by the additional sales related to the acquisition of Maui in November 2003, as well as increased sales of Mexican and Dominican Republic grown avocados in the U.S., Japanese, and/or European marketplace.

     For the quarter ended April 30, 2004, the additional sales related to the acquisition of Maui totaled approximately $5.2 million. Additionally, the volume of Mexican and Dominican Republic fruit handled increased by 2.8 million pounds, or 18.3%, and 3.1 million pounds, or 100.0%, when compared to the same prior year period. Such increases, however, were partially offset by decreases in Chilean sourced fruit. For the six months ended April 30, 2004, the volume of Chilean fruit handled decreased by 0.2 million pounds, or 25.4%, when compared to the same prior year period.

     For the six months ended April 30, 2004, the additional sales related to the acquisition of Maui totaled approximately $10.1 million. Additionally, the volume of Mexican and Dominican Republic fruit handled increased by 5.5 million pounds, or 20.8%, and 8.1 million pounds, or 100.0%, when compared to the same prior year period. Such increases, however, were partially offset by decreases in Chilean fruit. For the three months ended April 30, 2004, the volume of Chilean fruit handled decreased by 10.7 million pounds, or 53.8%, when compared to the same prior year period.

     We anticipate that net sales for this segment will decrease in the third fiscal quarter of 2004 as compared to the second fiscal quarter of 2004. This is consistent with the cyclical nature of the availability of foreign sourced avocados in the U.S. marketplace. We terminated the packing and importing of Mexican grown avocados into the

U.S. on April 15, 2004, as required by current rules established by the U.S. Department of Agriculture. We are, however, reviewing the updated assessment issued by the U.S. Department of Agriculture, which, if adopted as drafted, would lift current import limits on Hass avocados from Mexico. We do not anticipate significant sales related to New Zealand or Dominican Republic sourced fruit for the remainder of fiscal 2004.

Processed products

     For the quarter ended April 30, 2004, when compared to the same period for fiscal 2003, sales to third-party customers increased by approximately $0.1 million, or 2.0%. This increase is primarily related to a nominal increase in net sales prices. For the quarters ended April 30, 2004 and 2003, net sales exclude approximately $1.6 million and $1.0 million of value-added services billed by our Mexican subsidiaries to the parent company, which are eliminated from our consolidated financial results.

     For the first six months of fiscal 2004, when compared to the same period for fiscal 2003, sales to third-party customers increased by approximately $0.6 million, or 4.7%. The increase in third-party sales is attributable to increases in both volume and in sales prices. During the first six months of fiscal 2004, we experienced an increase in pounds of product sold of approximately 60,000 pounds, or 0.1%. The average sales price increased by $0.06 per pound, representing an improvement of approximately 3.2%. For the first six months of fiscal 2004 and 2003, net sales exclude approximately $2.6 million and $1.9 million of value-added services billed by our Mexican subsidiaries to the parent company, which are eliminated from our consolidated financial results.

     Our ultra high pressure products continue to experience solid demand. For the three and six month period ending April 30, 2004, sales of high pressure product totaled approximately $1.3 million and $2.6 million, as compared to $0.7 and $0.9 million for the same prior year period. Such sales, however, relate solely to our single ultra high pressure machine in Mexicali. We believe that when the second, much larger, high pressure machine, in our new facility in Uruapan, Michoacan, Mexico, comes online, sales related to our high pressure product will increase even further shortly thereafter. We believe that this product line will, in the long-term, successfully address a growing market segment.

Gross Margins

     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and six month periods ended April 30, 2004 and 2003:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2004	Change	2003	2004	Change	2003
Gross margins:
California avocados	$4,354	18.3%	$3,679	$4,482	3.2%	$4,341
International avocados and perishable food products	1,924	9.8%	1,753	4,122	15.9%	3,558
Processed products	1,518	(1.4)%	1,539	2,304	(23.1)%	2,995

Total gross margins	$7,796	11.8%	$6,971	$10,908	0.1%	$10,894

Gross profit percentages:
California avocados	9.8%		10.5%	8.2%		9.2%
International avocados and perishable food products	7.5%		11.1%	7.1%		8.4%
Processed products	22.6%		23.3%	18.2%		24.7%
Consolidated	10.2%		12.1%	8.7%		10.7%

     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Consolidated gross margin, as a percent of sales, decreased 1.9% and 2.0% for the three and six month period ended April 30, 2004. These decreases were principally attributable to decreased profitability in all of our operating segments.

     Our California avocados segment experienced a lower gross profit percentage principally as a result of higher fruit costs incurred by our Santa Paula and Temecula packinghouses. This increase in fruit costs had the effect of increasing our per pound packing costs, which, as a result, adversely affected gross margins. Similar to our California avocado segment, the gross profit percentages generated by our international avocados and perishable food products business were also negatively impacted by an increase in fruit costs. These increases in fruit costs, however, were partially offset by increases in fruit volume, which had the effect of reducing our per pound packing costs. The processed products gross profit percentages decreased primarily as a result of inefficiencies related to the relocation of production from Santa Paula, California and Mexicali, Mexico to our newly acquired facility in Uruapan, Mexico, as well as higher fruit costs. Such inefficiencies primarily relate to subcontracting costs and duplicative overhead costs. We anticipate that the gross profit percentage for our processed product segment will continue to experience significant fluctuations during the next fiscal quarter primarily due to the aforementioned inefficiencies and the uncertainty of fruit costs that will be used in the production process.

Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2004	Change	2003	2004	Change	2003
Selling, general and administrative	$4,012	(2.9)%	$4,130	$7,727	5.5%	$7,321
Percentage of net sales	5.2%		7.2%	6.2%		7.2%

     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses decreased $0.1 million, or 2.9%, for the three months ended April 30, 2004 when compared to the same period for fiscal 2003. This decrease was primarily related to lower employee compensation expenses of approximately $565,000, partially offset by selling, general and administrative expenses related to the acquisition of Maui and additional corporate costs. For the first six months ended April 30, 2004 selling, general and administrative expenses increased by $0.4 million, or 5.5%, compared to the same period for fiscal 2003. The increased general and administrative costs related principally to selling, general and administrative expenses incurred by Maui and additional corporate costs, partially offset by reduced employee compensation expenses of approximately $504,000. Maui’s selling, general and administrative expenses totaled approximately $222,000 and $440,000 for the three and six month periods ended April 30, 2004.

Other Income, net

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2004	Change	2003	2004	Change	2003
Other income, net	$(106)	(48.5)%	$(206)	$(220)	(31.5)%	$(321)
Percentage of net sales	(0.1)%		(0.4)%	(0.2)%		(0.3)%

     Other income, net includes interest income and expense generated in connection with our financing and operating activities, as well as certain other transactions that are outside of the course of normal operations. For the three and six months ended April 30, 2004, other income, net includes interest accrued on notes receivable from directors and employees of approximately $0.1 million.

Provision for Income Taxes

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2004	Change	2003	2004	Change	2003
Provision for income taxes.	$1,556	28.2%	$1,214	$1,361	(12.8)%	$1,561
Percentage of income before provision for income taxes	40.0%		41.2%	40.0%		41.1%

     For the first six months of fiscal 2004, our provision for income taxes was $1.4 million, as compared to $1.6 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 40.0% during fiscal 2004.

Liquidity and Capital Resources

     Cash provided by operating activities was $2.0 million for the six months ended April 30, 2004, compared to $2.5 million for the similar period in fiscal 2003. Operating cash flows for the six-months ended April 30, 2004 reflect our net income of $2.0 million, net non-cash charges (depreciation and amortization, stock based compensation and provision for losses on accounts receivable) of $1.1 million and a net decrease in the noncash components of our working capital of approximately $1.1 million.

     These working capital decreases include an increase in accounts receivable of $11.0 million and an increase in inventory of $4.6 million, partially offset by an increase in payable to growers of $12.3 million, an increase in prepaid expenses and other assets of $1.1 million, an increase in trade accounts payable and accrued expenses of 0.6 million, a decrease in advance to suppliers of $0.2 million, an increase in income taxes payable of $0.2 million, and a decrease in loans to growers of $0.1 million.

     Increases in our accounts receivable balance as of April 30, 2004, when compared to October 31, 2003, reflect a significantly higher volume of California avocado sales recorded in the month of April 2004, as compared to October 2003. Similarly, the amounts payable to our growers also reflects the increase in the volume of California avocados marketed in the month of April 2004, as compared to October 2003. These volume increases are consistent with the harvest levels experienced in previous years.

     Cash used in investing activities was $4.7 million for the six months ended April 30, 2004 and related principally to the purchase of capital equipment of $4.6 million. Such equipment was primarily acquired in connection with the construction of our new processed operations facility in Uruapan, Michoacan, Mexico.

     Cash used in financing activities was $2.0 million for the six months ended April 30, 2004 related principally to $3.4 million of cash outflows from the payment of a dividend, partially offset by additional short-term borrowings of $1.0 million, and collections on notes receivable of $0.4 million.

     Our principal sources of liquidity are our existing cash reserves, cash generated from operations, and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of April 30, 2004 and October 31, 2003, totaled $0.7 million and $5.4 million. Our working capital at April 30, 2004 was $19.9 million compared to $20.7 million at October 31, 2003. The overall working capital decrease is primarily related to an increase in accounts receivable and inventory, and the payment of our dividend payable. Such decreases were partially offset by an increase in payable to growers and proceeds from short-term borrowings.

     We believe that our available credit facilities, as well as expected cash flows from operations, will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. We recently renewed our two short-term, non-collateralized, revolving credit facilities. These credit facilities expire in January 2006 and April 2006 and are with separate banks. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $23,000,000 at April 30, 2004. We also do not have significant long-term debt as of April 30, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents, accounts receivable, short and long-term loans to growers, notes receivable from shareholders, payable to growers, accounts payable, current borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of April 30, 2004.

	Expected maturity date April 30,
(All amounts in thousands)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Assets:
Cash and cash equivalents (1)	$682	$—	$—	$—	$—	$—	$682	$682
Accounts receivable, net (1)	27,563	—	—	—	—	—	27,563	27,563
Loans to growers (1)	291	—	—	—	—	—	291	291
Long-term loans to growers (2)	—	180	—	—	—	—	180	182
Notes receivable from shareholders (3)	3	211	211	2,754	—	—	3,179	3,294
Liabilities:
Payable to growers (1)	$15,783	$—	$—	$—	$—	$—	$15,783	$15,783
Accounts payable (1)	1,579	—	—	—	—	—	1,579	1,579
Current borrowings pursuant to credit facilities (1)	1,000	—	—	—	—	—	1,000	1,000
Fixed-rate long-term obligations (4)	24	20	10	8	4	—	66	68

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, short-term loans to growers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Loans to growers bear fixed interest rates of approximately 5.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 4.3%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $3,000.

(3)	Notes receivable from shareholders bear interest at 7.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 6.25%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $151,000.

(4)	Fixed-rate long-term obligations bear interest rates ranging from 3.3% to 8.2% with a weighted-average interest rate of 5.4%. We believe that loans with a similar risk profile would currently yield a return of 3.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $2,000.

     We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Consequently, we do not use any hedging or forward contracts to offset market volatility.

     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Consequently, the spot rate for the Mexican peso has a moderate impact on our operating results. However, we do not believe that this impact is sufficient to warrant the use of derivative instruments to hedge the fluctuation in the Mexican peso. Total foreign currency gains and losses for each of the three years in the period ended October 31, 2003, and six month periods ended April 30, 2004 and April 30, 2003, do not exceed $0.1 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 19, 2004, we held the annual meeting of shareholders of Calavo Growers, Inc. at our corporate headquarters. At the meeting, the holders of our outstanding common stock acted on the following matters:

     (1.) The shareholders voted on a cumulative basis for eleven directors, each to serve for a term of one year. Due to the death of director nominee Roy V. Keenan before the annual meeting, however, only ten individuals were elected as directors. Each nominee received the following votes:

	Votes	Votes
Name of Nominee	For	Withheld
Lecil E. Cole	26,741,019	50,994
George H. Barnes	6,857,037	238,145
Michael D. Hause	6,594,498	172,673
Donald M. Sanders	10,064,189	155,873
Fred J. Ferrazzano	9,370,574	285,085
Roy V. Keenan	6,707,048	292,677
Alva V. Snider	8,035,386	316,569
Scott Van Der Kar	8,576,911	17,252
J. Link Leavens	11,639,035	149,858
Dorcas H. McFarlane	6,641,469	217,972
John M. Hunt	8,337,082	170,158

(2.) The shareholders voted for the ratification of the appointment of Deloitte & Touche LLP as our independent accountants for fiscal 2004. Votes cast were as follows:

For	10,069,495
Against	55,091
Abstain	23,071

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     On March 29, 2004, we filed a Current Report on Form 8-K to report under Item 7 (Exhibits) and Item 12 (Results of Operations and Financial Conditions), a press release (attached as Exhibit 99.1) regarding our financial results for the fiscal quarter ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)

Date: June 11, 2004	By	/s/ Lecil E. Cole

Lecil E. Cole Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: June 11, 2004	By	/s/ Arthur J. Bruno

Arthur J. Bruno Vice President, Finance and Corporate Secretary (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.