Form 10-Q
period 2004-07-31
CALAVO GROWERS INC
filed 2004-09-09
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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
Yes [X]    No [   ]

Registrant’s number of shares of common stock outstanding as of July 31, 2004 was 13,506,833.

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(All amounts in thousands, except per share amounts)

	July 31,	October 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$848	$5,375
Accounts receivable, net of allowances of $1,476 (2004) and $700 (2003)	27,749	16,560
Inventories, net	13,759	8,021
Prepaid expenses and other current assets	4,135	4,487
Loans to growers	65	353
Advances to suppliers	2,396	624
Deferred income taxes	1,379	1,379

Total current assets	50,331	36,799
Property, plant, and equipment, net	16,857	13,121
Goodwill	3,591	—
Other assets	3,996	3,769

	$74,775	$53,689

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$14,949	$3,446
Trade accounts payable	3,599	1,534
Accrued expenses	7,399	7,777
Income taxes payable	1,138	51
Dividend payable	—	3,232
Current portion of long-term obligations	23	24

Total current liabilities	27,108	16,064
Long-term liabilities:
Long-term obligations, less current portion	37	61
Deferred income taxes	764	417

Total long-term liabilities	801	478
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 13,507 (2004) and 12,930 (2003) issued and outstanding	14	13
Additional paid-in capital	28,809	24,727
Notes receivable from shareholders	(2,883)	(3,563)
Retained earnings	20,926	15,970

Total shareholders’ equity	46,866	37,147

	$74,775	$53,689

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(All amounts in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2004	2003	2004	2003
Net sales	$83,318	$81,359	$208,782	$182,981
Cost of sales	74,833	72,203	189,389	162,931

Gross margin	8,485	9,156	19,393	20,050
Special charges	—	5	—	103
Selling, general and administrative	3,777	3,919	11,504	11,240

Operating income	4,708	5,232	7,889	8,707
Other income, net	(91)	(294)	(311)	(615)

Income before provision for income taxes	4,799	5,526	8,200	9,322
Provision for income taxes	1,739	2,287	3,100	3,848

Net income	$3,060	$3,239	$5,100	$5,474

Net income per share:
Basic	$0.23	$0.25	$0.38	$0.42

Diluted	$0.23	$0.25	$0.38	$0.42

Number of shares used in per share computation:
Basic	13,507	12,930	13,494	12,905

Diluted	13,594	12,960	13,579	12,935

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended July 31,
	2004	2003
Cash Flows from Operating Activities:
Net income	$5,100	$5,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,792	1,488
Write-off of fixed assets	—	32
Stock based compensation	33	—
Gain on sale of investments held to maturity	—	(163)
Provision for losses on accounts receivable	25	19
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(11,214)	(10,008)
Inventories, net	(5,738)	(7)
Prepaid expenses and other assets	992	1,219
Loans to growers	288	62
Advances to suppliers	(1,772)	(613)
Income taxes receivable	—	360
Payable to growers	11,503	10,333
Trade accounts payable and accrued expenses	1,577	791
Income taxes payable	1,087	1,369

Net cash provided by operating activities	3,673	10,356
Cash Flows from Investing Activities:
Direct costs of Maui acquisition	(65)	—
Proceeds from sale of investments held to maturity	—	2,060
Purchase of short-term investments	—	(2,223)
Acquisitions of and deposits on property, plant, and equipment	(5,414)	(2,804)

Net cash used in investing activities	(5,479)	(2,967)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(3,376)	(2,567)
Proceeds from short-term borrowings, net	—	(3,000)
Additional costs related to the rights offering	—	(41)
Collection on notes receivable from shareholders	680	2,093
Payments on long-term obligations	(25)	(512)
Exercise of stock options	—	475

Net cash used in financing activities	(2,721)	(3,552)

Net increase (decrease) in cash and cash equivalents	(4,527)	3,837
Cash and cash equivalents, beginning of period	5,375	921

Cash and cash equivalents, end of period	$848	$4,758

Supplemental Information -
Cash paid during the year for:
Interest	$58	$159

Income taxes	$1,907	$1,854

Noncash Investing and Financing Activities:
Tax benefit related to stock options	$—	$72

In November 2003, the Company acquired all of the outstanding common shares of Maui Fresh International, Inc. for 576,924 shares of the Company’s common stock, valued at $4.05 million, plus acquisition costs of $65,000. See Note 1 for further explanation. The following table summarizes the estimated fair values of the non-cash assets acquired and liabilities assumed at the date of acquisition.

April
(in thousands)	2004
Fixed assets	$114
Goodwill	3,526
Intangible assets	867

Total non-cash assets acquired	4,507
Current liabilities	110
Deferred tax liabilities assumed	347

Net non-cash assets acquired	$4,050

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

     In order to diversify our product lines and increase synergies within the marketplace, we acquired all the outstanding common shares of Maui Fresh International, Inc. (Maui) for 576,924 shares of our common stock valued at $4.05 million in November 2003, plus acquisition costs of $65,000. Maui, which generated approximately $20 million in revenues during its fiscal year ended December 31, 2002, is a specialty produce company servicing a wide array of retail, food service, and terminal market wholesale customers with over 25 different specialty commodities. The value of our common stock issued in conjunction with the acquisition was based on the average quoted market price of our common stock for three days before and after the announcement date.

     As security for certain potential contingencies, such as unrecorded liabilities, we are entitled to hold approximately 58,000 shares issued in conjunction with such acquisition for one full year from the acquisition date. In the event that these contingencies resolve as we expect them to, we will be obligated to return these shares.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The difference from the previously reported amounts of goodwill and intangible assets of $867,000 resulted from the finalization of our valuation information in the second quarter of fiscal 2004.

April
(in thousands)	2004
Fixed assets	$114
Goodwill	3,591
Intangible assets	867

Total assets acquired	4,572
Current liabilities	110
Deferred tax liabilities	347

Net assets acquired	$4,115

     Included in other assets in the accompanying consolidated condensed financial statements are the following intangible assets: customer-related intangibles of $590,000 (accumulated amortization of $59,000 at July 31, 2004), brandname intangibles of $275,000 and other identified intangibles totaling $2,000 (accumulated amortization of $1,000 at July 31, 2004). The customer-related intangibles and other identified intangibles are being amortized over

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

five and two years. The intangible asset related to the brandname currently has an indefinite remaining useful life and, as a result, is not currently subject to amortization. Goodwill is also not subject to amortization and is not expected to be deductible for tax purposes. Goodwill and the brandname intangible will be tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill or the brandname intangible may be impaired. We have not identified impairment indicators related to goodwill or the brandname intangible. We anticipate that amortization related to amortizing intangibles will be approximately $89,000 for the year ended October 31, 2004. We anticipate recording amortization expense of approximately $119,000 per annum from fiscal 2005 through fiscal 2008, with the remaining amortization expense of approximately $29,000 recorded in fiscal 2009. Pro forma statement of operations information is not presented, as the acquisition was not deemed to be a material business combination.

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

     In December 2003, our Board of Directors approved the issuance of options to acquire a total of 50,000 shares of our common stock to two members of our Board of Directors. Each option to acquire 25,000 shares vests in substantially equal installments over a three-year period, has an exercise price of $7.00 per share, and has a term of five years from the grant date. The market price of our common stock at the grant date was $10.01. In accordance with APB 25, we are recording compensation expense of approximately $151,000 over the vesting period of three years from the grant date. During the nine month period ended July 31, 2004, we recognized $33,000 of compensation expense with respect to stock option awards pursuant to APB 25. Had compensation cost for stock option awards been determined based on the fair value of each award at its grant date, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income and net income per share would have been as follows (dollars in thousands, except per share amounts):

	Three months ended		Nine months ended
	July 31,		July 31,
	2004	2003	2004	2003
Net Income:
As reported	$3,060	$3,239	$5,100	$5,474
Add: Total stock-based compensation expense determined under APB 25 and related interpretations, net of tax effects	9	—	21	—
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of tax effects	(9)	—	(21)	—

Pro forma	$3,060	$3,239	$5,100	$5,474

Net income per share, as reported:
Basic	$0.23	$0.25	$0.38	$0.42
Diluted	$0.23	$0.25	$0.38	$0.42
Net income per share, pro forma:
Basic	$0.23	$0.25	$0.38	$0.42
Diluted	$0.23	$0.25	$0.38	$0.42

     For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to compensation expense over the options’ vesting period. The fair value of the options granted in

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

2004 has been estimated at the date of grant using the binomial option pricing model with the following assumptions:

Risk-free interest rate	3.3%
Expected volatility	26.9%
Dividend yield	20%
Expected life (years)	5
Weighted-average fair value of options granted	$3.01

     The binomial option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because options held by our directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of these options.

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

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
	(All amounts are presented in thousands)
Nine months ended July 31, 2004
Net sales	$122,106	$74,429	$24,386	$(12,139)	$208,782
Cost of sales	109,848	70,285	21,395	(12,139)	189,389

Gross margin	12,258	4,144	2,991	—	19,393
Selling, general and administrative	5,173	2,875	3,456	—	11,504

Operating income (loss)	7,085	1,269	(465)	—	7,889
Other income, net	(231)	(71)	(9)	—	(311)

Income (loss) before provision (benefit) for income taxes	7,316	1,340	(456)	—	8,200
Provision (benefit) for income taxes	2,765	507	(172)	—	3,100

Net income (loss)	$4,551	$833	$(284)	$—	$5,100

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
	(All amounts are presented in thousands)
Nine months ended July 31, 2003
Net sales	$115,068	$51,795	$24,003	$(7,885)	$182,981
Cost of sales	102,901	48,277	19,638	(7,885)	162,931

Gross margin	12,167	3,518	4,365	—	20,050
Special charges	—	—	103	—	103
Selling, general and administrative	5,161	2,290	3,789	—	11,240

Operating income	7,006	1,228	473	—	8,707
Other expense (income), net	(548)	(75)	8	—	(615)

Income before provision for income taxes	7,554	1,303	465	—	9,322
Provision for income taxes	3,118	538	192	—	3,848

Net income	$4,436	$765	$273	$—	$5,474

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
	(All amounts are presented in thousands)
Three months ended July 31, 2004
Net sales	$67,469	$11,154	$9,048	$(4,353)	$83,318
Cost of sales	59,693	11,132	8,361	(4,353)	74,833

Gross margin	7,776	22	687	—	8,485
Selling, general and administrative	1,772	857	1,148	—	3,777

Operating income (loss)	6,004	(835)	(461)	—	4,708
Other income, net	(63)	(24)	(4)	—	(91)

Income (loss) before provision (benefit) for income taxes	6,067	(811)	(457)	—	4,799
Provision (benefit) for income taxes	2,265	(354)	(172)	—	1,739

Net income (loss)	$3,802	$(457)	$(285)	$—	$3,060

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
	(All amounts are presented in thousands)
Three months ended July 31, 2003
Net sales	$67,921	$5,615	$9,940	$(2,117)	$81,359
Cost of sales	60,095	5,655	8,570	(2,117)	72,203

Gross margin	7,826	(40)	1,370	—	9,156
Special charges	—	—	5	—	5
Selling, general and administrative	1,696	771	1,452	—	3,919

Operating income (loss)	6,130	(811)	(87)	—	5,232
Other income, net	(292)	(1)	(1)	—	(294)

Income (loss) before provision (benefit) for income taxes	6,422	(810)	(86)	—	5,526
Provision (benefit) for income taxes	2,653	(331)	(35)	—	2,287

Net income (loss)	$3,769	$(479)	$(51)	$—	$3,239

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     The following table sets forth sales by product category, by segment (in thousands):

	Nine months ended July 31, 2004				Nine months ended July 31, 2003
		International				International
		avocados and				avocados and
		perishable				perishable
	California	food	Processed		California	food	Processed
	avocados	products	products	Total	avocados	products	Products	Total
Third party sales:
California avocados	$112,666	$—	$—	$112,666	$108,066	$—	$—	$108,066
Imported avocados	—	43,096	—	43,096	—	37,375	—	37,375
Papayas	—	4,999	—	4,999	—	2,066	—	2,066
Specialties and tropicals	—	11,299	—	11,299	—	14	—	14
Processed — food service	—	—	21,200	21,200	—	—	20,899	20,899
Processed — retail and club	—	—	3,156	3,156	—	—	4,098	4,098

Total fruit and product sales to third parties	112,666	59,394	24,356	196,416	108,066	39,455	24,997	172,518
Freight and other charges	8,468	8,924	288	17,680	7,118	7,726	222	15,066

Total third party sales	121,134	68,318	24,644	214,096	115,184	47,181	25,219	187,584
Less sales incentives	(76)	(48)	(5,190)	(5,314)	(116)	(144)	(4,343)	(4,603)

Total net sales to third parties	121,058	68,270	19,454	208,782	115,068	47,037	20,876	182,981
Intercompany sales	1,048	6,159	4,932	12,139	—	4,758	3,127	7,885

Net sales before eliminations	$122,106	$74,429	$24,386	220,921	$115,068	$51,795	$24,003	190,866

Intercompany sales eliminations				(12,139)				(7,885)

Consolidated net sales				$208,782				$182,981

	Three months ended July 31, 2004				Three months ended July 31, 2003
		International				International
		avocados and				avocados and
		perishable				perishable
	California	food	Processed		California	food	Processed
	avocados	products	products	Total	avocados	products	Products	Total
Third party sales:
California avocados	$61,630	$—	$—	$61,630	$64,170	$—	$—	$64,170
Imported avocados	—	3,932	—	3,932	—	2,762	—	2,762
Papayas	—	1,697	—	1,697	—	786	—	786
Specialties and tropicals	—	3,062	—	3,062	—	14	—	14
Processed — food service	—	—	7,304	7,304	—	—	9,021	9,021
Processed — retail and club	—	—	1,174	1,174	—	—	1,582	1,582

Total fruit and product sales to third parties	61,630	8,691	8,478	78,799	64,170	3,562	10,603	78,335
Freight and other charges	5,111	1,141	116	6,368	3,781	1,190	101	5,072

Total third party sales	66,741	9,832	8,594	85,167	67,951	4,752	10,704	83,407
Less sales incentives	(14)	(1)	(1,834)	(1,849)	(30)	(67)	(1,951)	(2,048)

Total net sales to third parties	66,727	9,831	6,760	83,318	67,921	4,685	8,753	81,359
Intercompany sales	742	1,323	2,288	4,353	—	930	1,187	2,117

Net sales before eliminations	$67,469	$11,154	$9,048	87,671	$67,921	$5,615	$9,940	83,476

Intercompany sales eliminations				(4,353)				(2,117)

Consolidated net sales				$83,318				$81,359

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

3. Inventories

     Inventories consist of the following (in thousands):

	July 31,	October 31,
	2004	2003
Fresh fruit	$5,945	$2,918
Packing supplies and ingredients	2,438	1,974
Finished processed foods	5,376	3,129

	$13,759	$8,021

     During the three and nine month periods ended July 31, 2004 and 2003, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.

4. Related party transactions

     We sell papayas obtained from an entity owned by our Chairman of the Board of Directors, Chief Executive Officer and President. Sales of papayas procured from the related entity amounted to approximately $4,999,000, and $2,066,000 for the nine months ended July 31, 2004 and 2003, resulting in gross margins of approximately $618,000 and $199,000. Included in trade accounts payable and accrued liabilities are approximately $92,000 and $296,000 at July 31, 2004 and October 31, 2003 due to this entity.

     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the nine months ended July 31, 2004 and 2003, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $2.3 million.

5. Other events

Dividend payment

     On January 5, 2004, we paid a $0.25 per share dividend in the aggregate amount of $3,376,000 to shareholders of record as of November 17, 2003. Included in this dividend payment was $144,000 related to dividends declared in November 2003 related to the shares issued in conjunction with the acquisition of Maui, as described in Note 1.

Commitments

     In June 2003, in order to facilitate the operations of one of our processed avocado product suppliers, we entered into a contract guaranteeing payment of certain invoices rendered to such supplier. The term of this guarantee is from June 2003 through December 2004, but can be cancelled at any time at our discretion. Additionally, the maximum amount subject to guarantee at any one time cannot exceed $90,000. As of July 31, 2004, no amounts or orders were outstanding and all amounts owed by such supplier related to this guarantee have been remitted.

Corporate headquarters building

     In August 2004, we entered into an agreement to sell our corporate headquarters building located in Santa Ana, California for $3,400,000. Escrow related to such transaction is expected to close near the end of fiscal 2004, but we have negotiated with the purchaser to lease the premises until the expected relocation date in January 2005 at no additional expense. This transaction will result in a pre-tax gain on sale of approximately $1.7 million, plus the fair value of the rent-free use of the premises, at closing. We currently plan to relocate our corporate offices in or near Santa Paula, California. We expect to complete the move of our corporate headquarters in January 2005.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Renewal of Credit Facilities

     In January 2004, we renewed our two short-term, non-collateralized, revolving credit facilities. These credit facilities expire in January 2006 and April 2006 and are with separate banks. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $24,000,000 at July 31, 2004, with interest at a weighted-average rate of 2.3% at July 31, 2004. The credit facilities contain various financial covenants with which we were in compliance at July 31, 2004.

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

     We expect to pay additional employee separation costs in connection with our planned future closure of our Mexicali, Baja California Norte production facility, which will be recognized when incurred. Those costs have not yet been quantified and are expected to be accrued for and paid later in fiscal year 2004. As of July 31, 2004, we have not accrued for any charges relating to the production assets being held at our Mexicali, Baja California Norte production facility as it is anticipated that all such assets will be re-commissioned at our new facility in Uruapan, Michoacan or their carrying value is less than their net realizable value.

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

Renewal of credit facilities

     In January 2004, we renewed our two short-term, non-collateralized, revolving credit facilities. These credit facilities expire in January 2006 and April 2006 and are with separate banks. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $24,000,000 at July 31, 2004, with interest at a weighted-average rate of 2.3% at July 31, 2004. The credit facilities contain various financial covenants with which we were in compliance at July 31, 2004.

Acquisition

     In order to diversify our product lines and increase synergies within the marketplace, we acquired all the outstanding common shares of Maui Fresh International, Inc. (Maui) for 576,924 shares of our common stock valued at $4.05 million in November 2003, plus acquisition costs of $65,000. Maui, which generated approximately $20 million in revenues during its fiscal year ended December 31, 2002, is a specialty produce company servicing a wide array of retail, food service, and terminal market wholesale customers with over 25 different specialty commodities. The value of our common stock issued in conjunction with the acquisition was based on the average quoted market price of our common stock for three days before and after the announcement date.

     As security for certain potential contingencies, such as unrecorded liabilities, we are entitled to hold approximately 58,000 shares issued in conjunction with such acquisition for one full year from the acquisition date. In the event that these contingencies resolve as we expect them to, we will be obligated to return these shares.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The differences from the previously reported amounts of goodwill and intangible assets of $867,000 resulted from the finalization of our valuation information in the second quarter of fiscal 2004.

April
(in thousands)	2004
Fixed assets	$114
Goodwill	3,591
Intangible assets	867

Total assets acquired	4,572
Current liabilities	110
Deferred tax liabilities	347

Net assets acquired	$4,115

Included in other assets in the accompanying consolidated condensed financial statements are the following intangible assets: customer-related intangibles of $590,000 (accumulated amortization of $59,000 at July 31, 2004), brandname intangibles of $275,000 and other identified intangibles totaling $2,000 (accumulated amortization of $1,000 at July 31, 2004). The customer-related intangibles and other identified intangibles are being amortized over five and two years. The intangible asset related to the brandname currently has an indefinite remaining useful life and, as a result, is not currently subject to amortization. Goodwill is also not subject to amortization and is not expected to be deductible for tax purposes. Goodwill and the brandname intangible will be tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill or the brandname intangible may be impaired. We have not identified impairment indicators related to goodwill or the brandname intangible. We anticipate that amortization related to amortizing intangibles will be approximately $89,000 for the year ended October 31, 2004. We anticipate recording amortization expense of approximately $119,000 per annum from fiscal 2005 through fiscal 2008, with the remaining amortization expense of approximately $29,000 recorded in fiscal 2009. Pro forma statement of operations information is not presented, as the acquisition was not deemed to be a material business combination.

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

     We expect to pay additional employee separation costs in connection with our planned future closure of our Mexicali, Baja California Norte production facility, which will be recognized when incurred. Those costs have not yet been quantified and are expected to be accrued for and paid later in fiscal year 2004. As of July 31, 2004, we have not accrued for any charges relating to the production assets being held at our Mexicali, Baja California Norte production facility as it is anticipated that all such assets will be re-commissioned at our new facility in Uruapan, Michoacan or their carrying value is less than their net realizable value.

     Additional restructuring related expenses are expected to be incurred during fiscal 2004, but such amounts are not yet determinable.

Corporate headquarters building

     In August 2004, we entered into an agreement to sell our corporate headquarters building located in Santa Ana, California for $3,400,000. Escrow related to such transaction is expected to close near the end of fiscal 2004, but we have negotiated with the purchaser to lease the premises until the expected relocation date in January 2005 at no additional expense. This transaction will result in a pre-tax gain on sale of approximately $1.7 million, plus the fair value of the rent-free use of the premises, at closing. We currently plan to relocate our corporate offices in or near Santa Paula, California. We expect to complete the move of our corporate headquarters in January 2005.

Net Sales

     The following table summarizes our net sales by business segment for each of the three and nine month periods ended July 31, 2004 and 2003:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2004	Change	2003	2004	Change	2003
Net sales to third parties:
California avocados	$66,727	(1.8)%	$67,921	$121,058	5.2%	$115,068
International avocados and perishable food products	9,831	109.8%	4,685	68,270	45.1%	47,037
Processed products	6,760	(22.8)%	8,753	19,454	(6.8)%	20,876

Total net sales	$83,318	2.4%	$81,359	$208,782	14.1%	$182,981

As a percentage of net sales:
California avocados	80.1%		83.5%	58.0%		62.9%
International avocados and perishable food products	11.8%		5.8%	32.7%		25.7%
Processed products	8.1%		10.7%	9.3%		11.4%

	100.0%		100.0%	100.0%		100.0%

     Net sales for the third quarter of fiscal 2004 compared to fiscal 2003 increased by $2.0 million, or 2.4%; whereas net sales for the nine months ended July 31, 2004 compared to fiscal 2003, increased by $25.8 million, or 14.1%. Consistent with the historical seasonality of the California avocado harvest season, our California avocado business generated 80.1% of our consolidated net sales for the third quarter, as compared to 83.5% for the same prior year period. For the three and nine month periods, our net sales growth reflects an increasing percentage of our business being generated from our international avocados and perishable food products segment. This increase was driven primarily by additional sales related to the acquisition of Maui, as well as increases in the volume and/or price per carton of avocados being imported from Mexico and the Dominican Republic. Such increases, however, were partially offset by decreases in Chilean and New Zealand sourced fruit. Net sales generated by our processed products business are not generally subject to the seasonal effect experienced by our other operating segments. For the nine month period, the decrease in net sales to third parties delivered by our processed products business was due primarily to a decrease in total pounds of product sold, partially offset by marginal increases in average selling prices. We anticipate that sales generated from our California avocados and international avocados and perishable food products segments will continue to represent the majority of total net sales and the percentage of total net sales generated from these segments may increase in the future.

     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse, Uruapan processing plant and Mexicali processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.

California avocados

     Net sales delivered by the business decreased by approximately $1.2 million, or 1.8%, for the third quarter of fiscal 2004 when compared to the same period for fiscal 2003. The decrease in sales reflects a decrease in our average selling prices, partially offset by a 30% increase in pounds of avocados sold, when compared to the same prior year period. The increase in pounds is consistent with the expected increase in the overall harvest of the California avocado crop for the 2003/2004 season. Our market share of California avocados increased slightly to 33.4% in the third quarter of fiscal 2004, when compared to a 31.7% market share for the same prior year period.

     Net sales delivered by the business increased by approximately $6.0 million, or 5.2%, for the first nine months of fiscal 2004, compared to the same fiscal 2003 period. The increase in sales reflects an 11.2% increase in pounds of avocados sold, partially offset by a decrease in our average selling prices when compared to the same prior year period. This increase in delivered pounds is consistent with the expected increase in the overall harvest of the California avocado crop for the 2003/2004 season. Our market share of California avocados remained fairly consistent at 33.9% for the nine months ended July 31, 2004, compared to 33.4% for the same period in the prior year.

     Average selling prices, on a per carton basis, for California avocados for the third quarter and the nine months of fiscal 2004 were 26.2% and 6.2% lower when compared to the same prior year periods. This pricing structure primarily reflects the impact of a larger California avocado harvest.

     We anticipate that our California avocado business will experience a seasonal decrease during the fourth fiscal quarter of 2004. In addition, we believe that the introduction of imported avocados in the U.S. marketplace will negatively impact average selling prices, principally as a result of an increase in volume.

International and perishable food products

     For the quarter ended July 31, 2004, when compared to the same period for fiscal 2003, sales to third-party customers increased by approximately $5.1 million, or 109.8%. For the quarters ended July 31, 2004 and 2003, net sales exclude approximately $1.3 million and $0.9 million of value-added services billed by our Mexican subsidiaries to the parent company, which are eliminated from our consolidated financial results.

     For the nine months of fiscal 2004, when compared to the same period for fiscal 2003, sales to third-party customers increased by approximately $21.2 million, or 45.1%. For the nine months of fiscal 2004 and 2003, net sales exclude approximately $6.2 million and $4.8 million of value-added services billed by our Mexican subsidiaries to the parent company, which are eliminated from our consolidated financial results.

     The increased sales to third-parties by our international and perishable food products business are primarily driven by the additional sales related to the acquisition of Maui in November 2003, as well as increased sales of Mexican and Dominican Republic grown avocados in the U.S., Japanese, and/or European marketplace.

     For the quarter ended July 31, 2004, the additional sales related to the acquisition of Maui totaled approximately $4.1 million. Additionally, sales of Mexican sourced fruit increased $740,000 for the quarter ended July 31, 2004, when compared to the same prior period, primarily as a result of a 24.7% increase in pounds of Mexican fruit handled.

     For the nine months ended July 31, 2004, the additional sales related to the acquisition of Maui totaled approximately $14.1 million. Additionally, sales of Mexican and Dominican Republic sourced fruit increased $5,503,000 and $6,560,000 for the nine months ended July 31, 2004, when compared to the same prior period, primarily as a result of a 21.3% and 100% increase in pounds of Mexican and Dominican Republic fruit handled. Such increases, however, were partially offset by decreases in Chilean fruit sales. For the nine months ended July 31, 2004, sales of Chilean sourced fruit decreased $6,516,000, when compared to the same prior period. This was primarily the result of a 53.8% decrease in the volume of Chilean fruit handled, when compared to the same prior year period.

     For the fourth fiscal quarter, we anticipate sales for this segment to increase gradually. This is consistent with the seasonal nature of the availability of foreign sourced avocados in the U.S marketplace. We believe Chilean avocados will begin to be sold in late August or early September and this will continue well into the first quarter of fiscal 2005. In addition, we plan on strong demand for Mexican avocados from the Japanese market for the entire fourth fiscal quarter. Mexican avocados will begin to be sold into the United States marketplace by mid-October and should continue well into the second fiscal quarter of 2005, as permitted by the existing rules on the importation of Mexican sourced fruit. We are reviewing the assessment issued by the U.S. Department of Agriculture which, if adopted as drafted, would lift current import limits on Hass avocados from Mexico into the United States.

Processed products

     For the quarter ended July 31, 2004, when compared to the same period for fiscal 2003, sales to third-party customers decreased by approximately $2.0 million, or 22.8%. This decrease is primarily related to a decrease in pounds of product sold of approximately 1.0 million pounds, or 21.4%, which primarily relates to a lack of inventory to meet customer demand. For the quarter ended July 31, 2004, when compared to the same period for fiscal 2003, we did not experience a significant fluctuation in our net selling prices. For the quarters ended July 31, 2004 and 2003, net sales exclude approximately $2.3 million and $1.2 million of value-added services billed by our Mexican subsidiaries to the parent company, which are eliminated from our consolidated financial results.

     For the first nine months of fiscal 2004, when compared to the same period for fiscal 2003, sales to third-party customers decreased by approximately $1.4 million, or 6.8%. This decrease is primarily related to a decrease in pounds of product sold of approximately 0.9 million pounds, or 8.3%, which primarily relates to a lack of inventory to meet customer demand. For the first nine months ended July 31, 2004, when compared to the same period for fiscal 2003, we did not experience a significant fluctuation in our net selling prices. For the first nine months of fiscal 2004 and 2003, net sales exclude approximately $4.9 million and $3.1 million of value-added services billed by our Mexican subsidiaries to the parent company, which are eliminated from our consolidated financial results.

     Our ultra high pressure products continue to experience solid demand. For the three and nine month period ending July 31, 2004, sales of high pressure product totaled approximately $1.6 million and $4.2 million, as compared to $1.0 and $1.9 million for the same prior year period. Such sales, however, relate solely to our single ultra high pressure machine in Mexicali. We believe that when the second, much larger, high pressure machine, in our new facility in Uruapan, Michoacan, Mexico, comes online, which is expected to take place in the fourth fiscal quarter of 2004, sales related to our high pressure product will increase even further. We believe that this product line will, in the long-term, successfully address a growing market segment.

Gross Margins

     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and nine month periods ended July 31, 2004 and 2003:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2004	Change	2003	2004	Change	2003
Gross margins:
California avocados	$7,776	(0.6)%	$7,826	$12,258	0.7%	$12,167
International avocados and perishable food products	22	(155.0)%	(40)	4,144	17.8%	3,518
Processed products	687	(49.9)%	1,370	2,991	(31.5)%	4,365

Total gross margins	$8,485	(7.3)%	$9,156	$19,393	(3.3)%	$20,050

Gross profit percentages:
California avocados	11.7%		11.5%	10.1%		10.6%
International avocados and perishable food products	0.2%		(0.9)%	6.1%		7.5%
Processed products	10.2%		15.7%	15.4%		20.9%
Consolidated	10.2%		11.3%	9.3%		11.0%

     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Consolidated gross margin, as a percent of sales, decreased 1.1% and 1.7% for the three and nine month periods ended July 31, 2004. These decreases were principally attributable to decreased profitability in our international avocados and perishable food products operating segment, as well as our processed product segment.

     The gross profit percentages generated by our international avocados and perishable food products (international) business were negatively impacted by an increase in fruit costs. This increase in fruit costs had the effect of increasing our per pound costs, which, as a result, adversely affected gross margins. Further, our international segment experienced an increase in sales of non-exported fruit, which typically generate lower margins then exported fruit. These decreases, however, were partially offset by increases in fruit volume, which had the effect of reducing our per pound packing costs. The processed products gross profit percentages decreased primarily as a result of inefficiencies being experienced in the start-up process of our newly constructed facility in Uruapan, Mexico and the winding down of the operations at our Mexicali, Mexico facility. Such inefficiencies primarily relate to subcontracting costs and duplicative overhead costs. Additionally, our processed product segment experienced higher fruit costs, as well as an increase in the sale of products that generate a lower gross margin then those sold in the prior year. We anticipate that the gross profit percentage for our processed product segment will continue to experience significant fluctuations during the next fiscal quarter primarily due to the aforementioned inefficiencies and the uncertainty of fruit costs that will be used in the production process.

Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2004	Change	2003	2004	Change	2003

Selling, general and administrative	$3,777	(3.6)%	$3,919	$11,504	2.3%	$11,240
Percentage of net sales	4.5%		4.8%	5.5%		6.1%

     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses decreased $0.1 million, or 3.6%, for the three months ended July 31, 2004, when compared to the same period for fiscal 2003. This decrease was primarily related to lower employee compensation expenses of approximately $175,000, primarily due to fewer high salaried employees, partially offset by selling, general and administrative expenses related to the acquisition of Maui and additional corporate costs. For the first nine months ended July 31, 2004 selling, general and administrative expenses increased by $0.3 million, or 2.3%, compared to the same period for fiscal 2003. The increased general and administrative costs related principally to selling, general and administrative expenses incurred by Maui and additional corporate costs, partially offset by reduced employee compensation expenses of approximately $679,000. Maui’s selling, general and administrative expenses totaled approximately $160,000 and $600,000 for the three and nine month periods ended July 31, 2004.

Other Income, net

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2004	Change	2003	2004	Change	2003

Other income, net	$(91)	(69.0)%	$(294)	$(311)	(49.4)%	$(615)
Percentage of net sales	(0.1)%		(0.4)%	(0.1)%		(0.3)%

     Other income, net includes interest income and expense generated in connection with our financing and operating activities, as well as certain other transactions that are outside of the course of normal operations. For the three and nine months ended July 31, 2004, other income, net includes interest accrued on notes receivable from directors and employees of approximately $0.1 and $0.2 million.

Provision for Income Taxes

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2004	Change	2003	2004	Change	2003

Provision for income taxes	$1,739	(24.0)%	$2,287	$3,100	(19.4)%	$3,848
Percentage of income before provision for income taxes	36.2%		41.4%	37.8%		41.3%

     For the first nine months of fiscal 2004, our provision for income taxes was $3.1 million, as compared to $3.8 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 38.0% during fiscal 2004. The decrease in our effective tax rate for fiscal 2004 is primarily related to an expected favorable reduction in our foreign tax rate.

Liquidity and Capital Resources

     Cash provided by operating activities was $3.7 million for the nine months ended July 31, 2004, compared to $10.4 million for the similar period in fiscal 2003. Operating cash flows for the nine months ended July 31, 2004 reflect our net income of $5.1 million, net non-cash charges (depreciation and amortization, stock based compensation and provision for losses on accounts receivable) of $1.9 million and a net decrease in the noncash components of our working capital of approximately $3.3 million.

     These working capital decreases include an increase in accounts receivable of $11.2 million, an increase in inventory of $5.7 million, and a increase in advance to suppliers of $1.8 million, partially offset by an increase in payable to growers of $11.5 million, an increase in prepaid expenses and other assets of $0.9 million, an increase in trade accounts payable and accrued expenses of $1.6 million, an increase in income taxes payable of $1.1 million, and a decrease in loans to growers of $0.3 million.

     Increases in our accounts receivable balance as of July 31, 2004, when compared to October 31, 2003, reflect a significantly higher volume of California avocado sales recorded in the month of July 2004, as compared to October 2003. Similarly, the amounts payable to our growers also reflects the increase in the volume of California avocados marketed in the month of July 2004, as compared to October 2003. These volume increases are consistent with the harvest levels experienced in previous years.

     Cash used in investing activities was $5.5 million for the nine months ended July 31, 2004 and related principally to the purchase of capital equipment of $5.4 million. Such equipment was primarily acquired in connection with the construction of our new processed operations facility in Uruapan, Michoacan, Mexico.

     Cash used in financing activities was $2.7 million for the nine months ended July 31, 2004 related principally to $3.4 million of cash outflows from the payment of a dividend, partially offset by collections on notes receivable of $0.7 million.

     Our principal sources of liquidity are our existing cash reserves, cash generated from operations, and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of July 31, 2004 and October 31, 2003, totaled $0.8 million and $5.4 million. Our working capital at July 31, 2004 was $23.2 million compared to $20.7 million at October 31, 2003. The overall working capital increase is primarily related to an increase in accounts receivable, inventory, advance to suppliers and the payment of our dividend payable. Such increases were partially offset by an increase in payable to growers and accounts payable and accrued expenses.

     We believe that our available credit facilities, as well as expected cash flows from operations, will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. We recently renewed our two short-term, non-collateralized, revolving credit facilities. These credit facilities expire in January 2006 and April 2006 and are with separate banks. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $24,000,000 at July 31, 2004. We also do not have significant long-term debt as of July 31, 2004.

     We do not believe that the move of corporate headquarters will have a significant impact on liquidity, as the net proceeds from the sale of our current corporate headquarters is currently believed to be in excess of any anticipated moving expenses and costs of improvements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents, accounts receivable, short and long-term loans to growers, notes receivable from shareholders, payable to growers, accounts payable, current borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2004.

	Expected maturity date April 30,
(All amounts in thousands)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Assets:
Cash and cash equivalents (1)	$848	$—	$—	$—	$—	$—	$848	$848
Accounts receivable, net (1)	27,749	—	—	—	—	—	27,749	27,749
Loans to growers (1)	65	—	—	—	—	—	65	65
Long-term loans to growers (2)	—	178	—	—	—	—	178	179
Advances to supplies (1)	2,396	—	—	—	—	—	2,396	2,396
Notes receivable from shareholders (3)	—	210	211	2,462	—	—	2,883	2,952
Liabilities:
Payable to growers (1)	$14,949	$—	$—	$—	$—	$—	$14,949	$14,949
Accounts payable (1)	3,599	—	—	—	—	—	3,599	3,599
Fixed-rate long-term obligations (4)	23	15	8	8	6	—	60	62

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, short-term loans to growers, advances to supplies, payable to growers, and accounts payable approximate their fair value due to the short maturity of these financial instruments.

(2)	Loans to growers bear fixed interest rates of approximately 5.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 4.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $3,000.

(3)	Notes receivable from shareholders bear interest at 7.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 6.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $135,000.

(4)	Fixed-rate long-term obligations bear interest rates ranging from 3.3% to 8.2% with a weighted-average interest rate of 5.1%. We believe that loans with a similar risk profile would currently yield a return of 3.7%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $2,000.

     We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Consequently, we do not use any hedging or forward contracts to offset market volatility.

     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Consequently, the spot rate for the Mexican peso has a moderate impact on our operating results. However, we do not believe that this impact is sufficient to warrant the use of derivative instruments to hedge the fluctuation in the Mexican peso. Total foreign currency gains and losses for each of the three years in the period ended October 31, 2003, and nine month periods ended July 31, 2004 and July 31, 2003, do not exceed $0.1 million.

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

     On June 9, 2004, we filed a Current Report on Form 8-K to report under Item 7 (Exhibits) and Item 12 (Results of Operations and Financial Condition), a press release (attached as Exhibit 99.1) regarding our financial results for the fiscal quarter ended April 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)

Date: September 9, 2004	By	/s/ Lecil E. Cole

Lecil E. Cole
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Date: September 9, 2004	By	/s/ Arthur J. Bruno

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