Form 10-K
period 2004-10-31
CALAVO GROWERS INC
filed 2005-01-14
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).  Yes  ☑  No ☐

     Based on the closing price as reported on the Nasdaq National Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $104.4 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of November 30, 2004 was 13,506,833.

Documents Incorporated by Reference

     Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders, which we intend to hold on March 22, 2005, are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2004.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains statements relating to future results of Calavo Growers, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “will,” and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: increased competition, general economic and business conditions, energy costs and availability, conducting substantial amounts of business internationally, pricing pressures on agricultural products, adverse weather and growing conditions confronting avocado growers, new governmental regulations, as well as other risks and uncertainties, including those set forth below under the caption “Risks Related to Our Business” and elsewhere in this Annual Report on Form 10-K and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Risks Related to Our Business

We are subject to increasing competition that may adversely affect our operating results.

     The market for avocados and processed avocado products is highly competitive and affects each of our businesses. Each of our businesses is subject to competitive pressures, including the following:

•	Our California avocado business is impacted by an increasing volume of foreign grown avocados being imported into the United States. Recently, there have been significant plantings of avocados in Mexico, Chile, New Zealand, the Dominican Republic, and other parts of the world, which have had, and will continue to have, the effect of increasing the volume of foreign grown avocados entering the United States market. Generally, an increase in foreign grown avocados in the United States market, up to and including the additional fruit expected related to the lifting of the import limitations on Hass avocados from Mexico (effective February 2005), has the effect of lowering prices for California grown avocados and adversely impacting our results from operations.

•	Our California avocado business is subject to competition from other California avocado handlers. If we are unable to consistently pay California growers a competitive price for their avocados, these growers may choose to have their avocados marketed by alternate handlers.

•	Our international avocados and perishable food products business is impacted by competitors operating in Mexico. Generally, handlers of Mexican grown avocados operate facilities that are substantially smaller than our facility in Uruapan, Mexico. If we are unable to pack and market a sufficient volume of Mexican grown avocados, smaller handlers will have a lower per unit cost and be able to offer Mexican avocados at a more competitive price to our customers.

•	Our international avocados and perishable food products business is also subject to competition from other California avocado handlers that market Chilean grown avocados. If we are unable to consistently pay Chilean packers a competitive price for their avocados, these packers may choose to have their avocados marketed by alternate handlers.

•	Our processed products business is impacted by competitors operating exclusively in Mexico and in other areas of the world where lower product costs can be achieved. If we are unable to produce a sufficient volume of processed products at our existing facilities or successfully restructure our processed operations to take advantage of low product costs available in Mexico or elsewhere, our competitors may be able to offer processed products at a more competitive price to our customers.

•	Our frozen guacamole products are also subject to increasing competition from ultra high pressure treated guacamole being marketed by a Mexican competitor. If we are unable to continue a similar offering of high pressure treated guacamole product, we may not be able to maintain or increase our existing market share of guacamole products.

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

The acquisition of other businesses could pose risks to our operating income.

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

Our ability to competitively serve our customers is a function of reliable and low cost transportation. Disruption of the supply of these services and/or significant increases in the cost of these services could impact our operating income.

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

PART I

Item 1. Business

General development of the business

     We engage in the procurement and marketing of avocados and other perishable foods and the preparation and distribution of processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. Through our two operating facilities in Southern California and two facilities in Mexico, we sort and pack avocados procured in California and Mexico and prepare processed avocado products. Additionally, we procure avocados internationally, principally from Chile and the Dominican Republic, and distribute other perishable foods, such as Hawaiian grown papayas. We report these operations in three different business segments: California avocados, international avocados and perishable food products, and processed products.

     On October 9, 2001, we completed a series of transactions whereby common and preferred shareholders of Calavo Growers of California (the “Cooperative”), an agricultural marketing cooperative association, exchanged all of their outstanding shares for shares of our common stock. Concurrent with this transaction, the Cooperative was merged into us with Calavo Growers, Inc. (“Calavo”) emerging as the surviving entity. These transactions had the effect of converting the legal structure of the business from a non profit cooperative to a for-profit corporation. All references herein to us for periods prior to the merger refer to the business and operations of the Cooperative.

     In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan called for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan, Mexico. We believe that this restructuring will provide cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The Uruapan facility commenced operations in February 2004 and the Santa Paula and Mexicali facilities were closed in February 2003 and August 2004.

     In November 2003, we acquired all the outstanding common shares of Maui Fresh International, Inc. (“Maui”). Maui distributes a multi-product line of specialty produce through retail, food service and terminal market wholesale channels. Maui is currently based in Los Angeles, California, but maintains significant operations in Hawaii and Nogales, Arizona. Maui packs and distributes a diversified line comprised of more than 20 commodities, including tropical and exotic fruits, chilies and hothouse-grown items, as well as other conventional fruits and vegetables.

     Our principal executive offices are located at 2530 Red Hill Avenue, Santa Ana, California 92705; telephone (949) 223-1111. We currently plan to relocate our principal executive offices, however, to Santa Paula, California in or around February 2005.

     At October 31, 2004, we employed 674 employees worldwide.

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

     As of October 31, 2004, the Hass variety is the predominant avocado variety marketed on a worldwide basis. California grown Hass avocados are available year-round, with peak production periods occurring between February through September. Other varieties have a more limited picking season and command a lower price. Approximately 2,200 growers deliver avocados to us, generally pursuant to a standard marketing agreement. Over the past several years, our share of the California avocado crop has remained strong, with approximately 35% of the 2004 California avocado crop handled by us, based on data published by the California Avocado Commission. We attribute our solid foothold in the California industry principally to the competitiveness of the per pound returns we pay and the communication we maintain with our growers.

     Avocados delivered to our packinghouses are graded, sized, packed, and cooled for delivery to customers. Our ability to estimate the size, as well as the timing of the delivery, of the annual avocado crop has a substantial impact on both our costs and the sales price we receive for the fruit. To that end, our field personnel maintain direct contact with growers and farm managers and coordinate harvest plans. The feedback from our field-men is used by our sales department to prepare sales plans used by our direct sales force.

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

     Avocados delivered to us are grouped as a homogenous pool on a weekly basis based on the variety, size, and grade. The proceeds we receive from the sale of each separate avocado pool, net of a packing and marketing fee to cover our costs and a profit, are paid back to the growers once each month. The packing and marketing fee we withhold is periodically determined and revised based on our estimated per pound packing and operating costs, as well as our operating profit. Significant competitive pressures dictate that we set the packing and marketing fee at the lowest possible level to attract new and retain existing grower business. We believe that, if net proceeds paid ceased to be competitive, growers would choose to deliver their avocados to alternate competitive handlers. Consequently, we strive to deliver growers the highest return possible on avocados delivered to our packinghouses.

     The California avocado market is highly competitive with 9 major avocado handlers. A marketing order enacted by the state legislature is in effect for California grown avocados and provides the financial resource to fund generic advertising and promotional programs. Although avocados handled by us are identifiable through packaging and the Calavo brand name sticker, we believe that consumers generally do not purchase avocados based on brand loyalty. We have, however, developed a series of marketing and sales initiatives aimed at our largest customers that are designed to differentiate our products and services from those offered by our competitors. Some of these key initiatives are as follows:

•	We have established one of the industry’s largest proprietary marketing databases that facilitates a review of the performance of avocados in various grocery stores located across the nation. Based on this data, we are able to assist our customers in developing programs that will increase their sales. Generally, we review the performance of stores relative to others within the same geographic area and make recommendations designed to increase both the per unit and total dollar sales of avocados within the produce section.

•	We have developed various display techniques and packages that appeal to consumers and, in particular, impulse buyers. Some of our techniques include the bagging of avocados and the strategic display of the bags within the produce section of retail stores. Our research has demonstrated that consumers generally purchase a larger quantity of avocados when presented in a bag as opposed to the conventional bulk displays. We also believe that the value proposition of avocados in a bag provides for a higher level of sales to grocery stores.

•	We continue to have success with our ProRipe™ avocado ripening program. This proprietary program allows us to deliver avocados with varying degrees of ripeness to our customers. We believe that ripened avocados help our customers address the consumers’ immediate needs and accelerate the sale of avocados through their stores.

•	From time to time, we market our avocados under joint promotion programs with other food manufacturers. Under these programs, we seek to increase the promotional exposure of our products by providing certain sales incentives. These incentives will be offered in conjunction with various promotional campaigns designed to advertise the products of all parties involved. We believe these programs will help us minimize our advertising costs, as they will be shared with other parties, while still achieving recognition in the marketplace.

     We sell avocados to a diverse group of supermarket chains, wholesalers, food service and other distributors, under the Calavo and private labels. The recent consolidation in the supermarket industry has led to fewer, but bigger buyers. From time to time, sales are transacted via e-commerce. We believe that our largest customers will require us and our competitors to implement one or more e-commerce distribution solution to facilitate their procurement and inventory management programs. In our judgment, the shift to e-commerce by our largest customers will favorably impact larger handlers like us, which have the ability and financial resources to support these strategies. From time to time, some of our larger customers seek short-term sales contracts that formalize their pricing and volume requirements. Generally, these contracts contain provisions that establish a price floor and/or ceiling during the contract duration. Again, in our judgment, the shift by our customers to drafting sales contracts benefits large handlers like us, which have the ability to fulfill the terms of these contracts. During fiscal year 2004, our 5 and 25 largest customers represented approximately 17% and 44% of our total consolidated revenues. During fiscal years 2004, 2003 and 2002 none of our California avocado customers represented more than 10% of total consolidated revenues.

International avocados and perishable food products

     Our international avocados and perishable food products segment leverages our expertise in the handling and marketing of California avocados. We believe that the sales generated by this segment complement our offering of California avocados to our customers and stabilize the supply of avocados during seasons of low California production. Sales generated by this segment include avocados grown outside of California and other perishable food products, such as papayas, tomatoes, ginger, and pineapple. We primarily market international avocados from Mexico, Chile, and the Dominican Republic. We handle some of these products on a consignment basis for the suppliers. Pursuant to these arrangements, from time to time, we make advances to Chilean handlers and Mexican growers. We primarily make such advances related to both pre-harvest and post-harvest activities. Our ability to recover pre-harvest advances is largely dependent on the growers’ ability to deliver avocados to us and is subject to inherent risks of farming, such as weather and pests. Historical experience demonstrates that providing post-harvest advances results in our acquiring full market risk for the product, as it is possible that our resale proceeds may be less than the amounts we paid to the grower. This is a result of the high level of volatility inherent in the avocado and perishable food markets, which are subject to significant pricing declines based on the availability of fruit in the market.

     Net sales generated by our International avocados and perishable food products business depends principally on the availability of Chilean and Mexican grown avocados in the U.S. markets. Historically, Mexican grown avocados have been significant during our first two fiscal quarters. In 1996, the United States Department of Agriculture (“USDA”) established a protocol whereby Mexican Hass grown avocados were permitted to be imported, on a restricted basis, into the United States. Restrictions imposed on the marketing of the fruit, due to phytosanitary concerns, limited the marketing of Mexican Hass avocados to 31 states, from the middle of October to the middle of April. In November 2004, however, the USDA published a rule allowing Hass avocado imports from Mexico into all 50 states, with the exception of California, Florida, and Hawaii. The exception extends for two years. For the remaining 47 states, however, avocado exports are set to start February 1, 2005. While we believe that we are well positioned to respond to such legislation, we are unable to project the impact, if any, the adoption of this new rule will have on our financial condition and results of operations.

     In 1998, we invested in the Mexican avocado market by building a packinghouse in Uruapan, Mexico. We believe that our continued success in marketing Mexican avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices. The Mexican avocado harvest is both complimentary and competitive with the California market, as the Mexican harvest typically runs from September to June. As a result, it is common for Mexican growers to monitor the supply of avocados for export to the United States in order to obtain higher field prices. During 2004, we packed and distributed approximately 31% of the avocados exported from Mexico into the United States and approximately 24% of the avocados exported from Mexico to countries other than the United States, based on our estimates.

     In recent years, the volume of avocados exported by Chilean growers to the United States has continued to increase. Chilean growers continue to increase avocado plantings to capitalize on high returns available in the worldwide avocado markets. Chilean grown avocados have been significant during our 4th and 1st fiscal quarters. Additionally, with the Chilean harvesting season being complimentary to the California season (August through February), Chilean avocados are able to command competitive retail pricing in the market. During 2004, we distributed approximately 10% of the Chilean imports into the United States, based on our estimates.

     The Dominican Republic also exports avocados into the United States. The harvest of Dominican Republic avocados (September to January) overlaps with the Chilean and Mexican avocado harvest periods. As a result, the introduction of avocados grown in the Dominican Republic has had the effect of increasing the volume of avocados in the marketplace and increasing pressure on sales prices. During 2004, we distributed substantially all of the Dominican Republic imports into the United States, based on our estimates.

     In recent years, our distribution of other perishable food products has generally been limited to papayas procured from a Hawaiian packing operation, which is owned by the Chairman of our Board of Directors, Chief Executive Officer and President. The acquisition of Maui, however, expanded our perishable food products to include additional papayas, tomatoes, chili peppers, pineapples, and ginger. While Maui has numerous product offerings, the aforementioned commodities account for the majority of its sales.

     Maui has operations in Arizona, California, and Hawaii. The primary focus of these operations is the growing, shipping and distribution of fresh produce. Maui primarily sources its products from the United States and Mexico. Sales for fiscal year 2004 were approximately $19.8 million. Maui has customers located primarily in the United States and Canada and these customers are principally in the retail, foodservice, and wholesale sectors. Maui does not experience significant fluctuations in sales related to seasonality.

Processed Products

     In the 1960’s and early 1970’s, we pioneered the process of freezing avocado pulp and developed a wide variety of guacamole recipes to address the diverse tastes of consumers and buyers in the food service industry. Our customers include both companies in the food service industry and the retail business. Sales are made principally through a commissioned nationwide broker network, which is supported by our regional sales managers. We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, strategically located warehouses, and market relationships. During fiscal year 2004, our 5 and 25 largest customers represented approximately 6% and 9% of our total consolidated revenues. During fiscal years 2004, 2003 and 2002 none of our processed product customers represented more than 10% of total consolidated revenues.

     The food service and retail industries have continued a trend of business consolidation resulting in larger customers, but a smaller number of customers for our processed products. From time to time, in order to secure the ongoing business of some of our largest customers, we enter into certain rebate programs and exclusivity agreements. While we made no such payments during fiscal 2004, we believe that the trend of requesting payments from producers to secure either exclusivity or preferred status as a provider of processed products will continue. During fiscal 2003 and 2002, we paid approximately $1.4 million, representing both exclusivity fees and prepaid rebates to a single major foodservice distribution customer.

     The processed product segment was originally conceived as a mechanism to stabilize the price of California avocados by reducing the volume of avocados available to the marketplace. With the introduction of low cost processed products delivered from Mexican based processors, however, we realigned the segment’s strategy by shifting the fruit procurement and pulp processing functions to Mexico. In 1995, we invested in a processing plant in Mexicali, Mexico to derive the benefit of competitive avocado prices available in Mexico.

     In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan called for the closing of our Santa Paula, California and Mexicali, Baja California Norte (“Mexicali”) processing facilities and relocating these operations to a new facility in Uruapan, Michoacan, Mexico (“Uruapan”). We believe that this restructuring will provide cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The Uruapan facility commenced operations in February 2004 and the Santa Paula and Mexicali facilities ceased production in February 2003 and August 2004.

     Special charges recorded during the year ended October 31, 2004 consist entirely of employee separation costs. All employee separation costs were paid in cash and represent final payments to 93 production and 8 managerial/administrative employees formerly working at our Mexicali processing facility. As of October 31, 2004, we have not recorded a significant charge relating to the write-down of production assets being held at our Mexicali production facility, as substantially all such assets were re-commissioned at our new facility in Uruapan or their carrying value was less than their fair value.

     Through January 2003, the primary function of our Mexicali processed operation was to produce pulp for our Santa Paula plant. Our processing facility in Santa Paula, California would receive the pulp from Mexicali, add ingredients, and package the product in plastic containers. The product would then be frozen for storage with shipment to warehouses and, ultimately, to our customers. From January 2003 to August 2004, however, our Mexicali processed operations became primarily focused on our individually quick frozen (IQF) avocado half product line and one of our high-pressure lines.

     Our IQF line provides food service and retail customers with peeled avocado halves that are ripe and suitable for immediate consumption. These halves were frozen, packaged and shipped out of Mexicali to warehouses located in the U.S., and, ultimately, to our customers.

     During fiscal year 2002, we purchased and commissioned new ultra high pressure treatment equipment designed to manufacture processed avocado products that are not frozen. During fiscal year 2004, we operated two separate high pressure lines, consisting of one ultra high pressure machine manufacturing guacamole in Mexicali and another in Uruapan. The machine in Mexicali was commissioned for operations in October 2002 and ran near capacity during fiscal year 2003 through the closure date of Mexicali, which was August 2004. The machine in Uruapan, which has a much larger capacity than the Mexicali machine, was commissioned for operations in July 2004 and ran at about 40% capacity through October 2004. We anticipate that we will operate such high pressure machine at or near full capacity during fiscal year 2005. We plan on re-commissioning the high pressure machine that was located in Mexicali to Uruapan during fiscal year 2005 as well. Utilizing avocado pulp and chunks, these high pressure machines allow us to deliver fresh guacamole to retail and food service customers. Sales of our high pressure product totaled approximately $5.5 million for fiscal year 2004.

     Although the additions of these product offerings are fairly recent, we believe that these high pressure machines will position our company to deliver the widest available array of processed avocado products to our customers. Consequently, we believe we are currently the only single source company supplying the complete range of processed avocado products, including frozen guacamole, ultra high pressure treated guacamole, and frozen avocado halves to foodservice and retail customers.

Sales and Other Financial Information by Business Segment and Product Category

     Sales and other financial information by business segment are provided in Note 11 to our consolidated financial statements that are included in this Annual Report.

Patents and Trademarks

     Our trademarks include the Calavo brand name and related logos. We also utilize the following trademarks in conducting our business: Avo Fresco, Bueno, Calavo Gold, Celebrate the Taste, El Dorado, Fresh Ripe, Select, Taste of Paradise, The First Name in Avocados, Tico, Mfresh, and Triggered Avocados.

Working Capital Requirements

     Generally, we make payments to our California avocado growers and other suppliers in advance of collecting all of the related accounts receivable. We generally bridge the timing between vendor payments and customer receipts by using operating cash flows and commercial bank borrowings. In addition, we provide crop loans and other advances to some of our growers, which are also funded through operating cash flows and borrowings. We generally experience larger levels of commercial bank borrowings during the California Hass avocado crop harvesting season.

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

     The USDA regulates and reviews imported food products. In particular, the USDA regulates the distribution of Mexican avocados within 31 states in the U.S. by requiring avocado importers and handlers to execute compliance agreements. These agreements represent an acknowledgment by handlers of the distribution restrictions placed on Mexican avocados and are used as a tool to ensure compliance with existing regulations. From time to time, we have been approached by USDA representatives in their oversight of the compliance agreement process. We continue to consult with USDA representatives to ensure that our systems of internal control provide a high level of reliability in securing compliance agreements on behalf of our customers. In November 2004, however, the USDA published a rule allowing Hass avocado imports from Mexico into all 50 states, with the exception of California, Florida, and Hawaii. The exception extends for two years. For the remaining 47 states, however, avocados exports are set to start February 1, 2005. We believe this new legislation will ease the compliance requirements that we have been subject to related to the importation of Mexican Hass avocados in prior years.

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

Employees

     As of October 31, 2004, we had 674 employees, of which approximately 231 were located in the United States and 443 of whom were located in Mexico. None of Calavo’s United States employees are covered by a collective bargaining agreement. Approximately 380 of Calavo’s Mexican employees are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage.

     The following is a summary of the number of “salaried” and “hourly” employees as of October 31, 2004.

Location	Salaried	Hourly
United States	104	127
Mexico	63	380

TOTAL	167	507

     Although agriculture is a seasonal industry, avocados have a wider window of production than most perishable commodities. Consequently, we employ hourly personnel more routinely throughout the year when compared to other agriculture-dependent companies.

Item 2. Properties

     In addition to our corporate headquarters building, we own two packinghouses and one processing facility in California, lease one packinghouse in California, own one processing facility in Mexico, and lease one packinghouse and one processing facility in Mexico.

     In August 2004, we entered into an agreement to sell our corporate headquarters building located in Santa Ana, California for $3.4 million. Such transaction, however, fell out of escrow in November 2004. Then, in December 2004, we re-entered escrow, with a different buyer, to sell our corporate headquarters building for the same sales price. Escrow related to such transaction is expected to close in the second quarter of fiscal 2005, which is when we expect to complete the move of our corporate headquarters. We estimate that this transaction will result in a pre-tax gain on sale of approximately $3.0 million, if such transaction is consummated according to terms. We currently plan to relocate our corporate offices to Santa Paula, California.

     Our two California packinghouses handle all avocados delivered to us by California and Chilean growers. The Temecula, California facility was built in 1985 and has been improved in capacity and efficiency since then. The Santa Paula, California facility was purchased in 1955 and has had recent equipment improvements equivalent to our Temecula facility. We believe that the combined annual capacity of the two packinghouses, under normal workweek operations, is sufficient to pack the annually budgeted volume of California avocados delivered to us by our growers.

     Our Santa Paula, California processing facility was built in 1975 and had a major expansion in 1988. In conjunction with our restructuring plan, which was approved in February 2003, this facility, which includes a storage freezer, has essentially been closed. Since February 2003, a portion of this building has continued to be used as a ripening and storage facility for our fresh avocado operation. We are currently reviewing options related to this facility, which include the possible assimilation of the operations of our Santa Paula packinghouse.

     Our leased Vernon, California packinghouse primarily handles avocados and tropical commodities. We are committed to leasing the facility through 2006. We believe that the annual capacity of this facility will be sufficient to pack the expected annual volume of specialty commodities delivered to us.

     Our owned processing facility in Uruapan, Michoacan, Mexico was constructed pursuant to our restructuring plan approved in February 2003. This facility commenced operations in February 2004. We believe that the annual capacity of this facility will be sufficient to process our budgeted annual production needs.

     Our Mexicali, Mexico processing plant was built in 1995 to our specifications. In conjunction with our restructuring plan, we ceased production at this facility in August 2004. As of October 31, 2004, we have not recorded any significant charges relating to the write-down of production assets being held at this facility, as substantially all such assets were re-commissioned at our new facility in Uruapan or their carrying value was less than their fair value. Our lease commitment for this facility ended in December 2004 and we do not have any plans of extending such lease.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our shareholders during the quarter ended October 31, 2004.

Executive Officers

     The following table sets forth the name, age and position of individuals who hold positions as executive officers of our company. There are no family relationships between any director or executive officer and any other director or executive officer of our company. Executive officers are elected by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Lecil E. Cole	64	Chairman of the Board, Chief Executive Officer and President
Arthur J. Bruno	54	Chief Operating Officer, Chief Financial Officer and Corporate Secretary
Robert J. Wedin	55	Vice President, Sales and Fresh Marketing
Alan C. Ahmer	56	Vice President, Processed Product Sales and Production
Albert E. Thorne III	63	Vice President, Fresh Operations

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

     Arthur J. Bruno has served as our Chief Financial Officer and Corporate Secretary since October 2003. During fiscal 2004, Mr. Bruno also assumed the title and responsibilities of Chief Operating Officer. From 1988 to 2003, Mr. Bruno served as the president and co-founder of Maui Fresh International, Inc. Mr. Bruno is a Certified Public Accountant.

     Robert J. Wedin has served as our Vice President since 1993. Mr. Wedin joined us in 1973 at our then Santa Barbara packinghouse. Beginning in 1990, Mr. Wedin served as a director of the California Avocado Commission for a period of ten years. Mr. Wedin currently is a board member of Producesupply.org and serves as a member of that organization’s executive committee.

     Alan C. Ahmer has served as our Vice President since 1989. Mr. Ahmer joined us in 1979 as a regional sales manager in our processed products business. In September 2003, Mr. Ahmer’s new title became Vice-President, Processed Products Sales and Production.

     Albert E. Thorne III has served as our Vice President since 2003. Mr. Thorne joined us in 1986 as a senior shipping and receiving supervisor at our Temecula packinghouse.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     In March 2002, our common stock began trading on the OTC Bulletin Board under the symbol “CVGW.” In July 2002, our common stock began trading on the Nasdaq National Market under the symbol “CVGW.”

     The following tables set forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

Fiscal 2003	High	Low
First Quarter	$7.95	$6.60
Second Quarter	$7.27	$6.70
Third Quarter	$7.25	$6.69
Fourth Quarter	$11.04	$6.94

Fiscal 2004	High	Low
First Quarter	$11.60	$9.75
Second Quarter	$10.90	$9.80
Third Quarter	$13.00	$10.08
Fourth Quarter	$12.27	$10.50

     As of October 31, 2004, there were approximately 1,430 stockholders of record of our common stock.

     During the year ended October 31, 2004, (i) we did not repurchase any shares of our common stock, and (ii) we did not issue any shares of common stock that were not registered under the Securities Act of 1933, except for our issuance of 576,924 shares in November 2003 in connection with our acquisition of Maui Fresh International as disclosed by us in our Annual Report on Form 10-K for the year ended October 31, 2003.

Dividend Policy

     Our dividend policy is to provide for an annual dividend payment, as determined by the Board of Directors. We anticipate that dividends will be paid in the first quarter of our fiscal year.

     On January 5, 2004, we paid a $0.25 per share dividend in the aggregate amount of $3,376,000 to shareholders of record on November 17, 2003.

     On January 3, 2005, we paid a $0.30 per share dividend in the aggregate amount of $4,052,000 to shareholders of record on November 15, 2004.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

     The following summary consolidated financial data (other than pounds information) for each of the years in the five-year period ended October 31, 2004 are derived from the audited consolidated financial statements of Calavo Growers, Inc. and our predecessor, Calavo Growers of California.

     Historical results are not necessarily indicative of results that may be expected in any future period. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto that are included elsewhere in this Annual Report.

	Fiscal Year Ended October 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Income Statement Data: (1)
Net sales	$274,218	$246,761	$242,671	$217,704	$220,712
Gross margin	25,404	25,465	25,823	18,808	19,554
Net income	6,210	7,160	6,915	3,838	4,476
Basic and diluted net income per share(2)	$0.46	$0.55	$0.60	$0.37	$0.43
Balance Sheet Data as of End of Period:
Working capital	20,353	20,735	18,833	9,799	12,559
Total assets	67,398	53,689	55,132	52,368	46,537
Short-term debt	22	24	3,222	16,241	9,486
Long-term debt, less current portion(3)	34	61	3,180	3,429	3,820
Shareholders’ equity	43,937	37,147	30,556	20,029	21,066
Cash Flows Provided by (Used in):
Operations	4,460	15,222	8,135	1,161	2,958
Investing(4)	(8,474)	(4,475)	(2,078)	(2,029)	(1,685)
Financing	(725)	(6,293)	(7,193)	1,433	(1,239)
Other Data:
Dividends per share (2)	$0.30	$0.25	$0.20	$0.50	$—
Net book value per share	$3.25	$2.87	$2.38	$2.01	$2.13
Pounds of California avocados sold	152,725	122,950	158,187	163,891	123,399
Pounds of international avocados sold	69,410	70,348	69,512	44,935	42,300
Pounds of processed avocados products sold	13,317	14,707	14,248	14,788	14,962

(1)	Operating results for fiscal year 2004 include the acquisition of Maui. For fiscal year 2004, Maui’s net sales, gross margins, and net income were as follows: $19.8 million, $1.4 million, and $0.5 million.

(2)	Dividends per share for fiscal 2001 represent the payment of our dividend to shareholders for the results of our fiscal 2000 operations. We did not declare a cash dividend in connection with our fiscal 2001 operating results. In December 2001, we declared a 5% stock dividend payable February 15, 2002 for all shareholders of record as of February 1, 2002. Basic and diluted earnings per share for all periods presented have been restated to reflect the 5% stock dividend. Dividends per share and net book value per share are computed based on the actual shares outstanding.

(3)	In July 2003, our Board of Directors approved the retirement of our Industrial Development Revenue Bond. The bonds were initially floated to provide the financing to construct our Temecula, California packinghouse. We repaid the final $2.8 million in principal under the indenture in September 2003.

(4)	Cash flows used in investing activities for fiscal 2004 and 2003 include the effect of constructing a processing facility in Uruapan, Michoacan, Mexico. The Uruapan facility commenced operations in February 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risks related to our business” beginning on page 2 and elsewhere in this Annual Report.

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

     In order to diversify our product lines and increase synergies within the marketplace, we acquired all the outstanding common shares of Maui Fresh International, Inc. (Maui) for 576,924 shares of our common stock valued at $4.05 million in November 2003, plus acquisition costs of $65,000. Maui is a specialty produce company servicing a wide array of retail, food service, and terminal market wholesale customers with over 20 different specialty commodities. The value of our common stock issued in conjunction with the acquisition was based on the average quoted market price of our common stock for three days before and after the announcement date.

     As security for certain potential contingencies, such as unrecorded liabilities, we held approximately 58,000 shares issued in conjunction with such acquisition for one full year from the acquisition date. As no contingencies developed, which was in accordance with our expectations, we are in the process of releasing these shares to the original Maui shareholders.

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

     Our California avocado business grades, sizes, packs and cools avocados grown in California for delivery to our customers. We presently operate two packinghouses in Southern California. These packinghouses handled approximately 35% of the California avocado crop during the 2004 fiscal year, based on data obtained from the California Avocado Commission. Our operating results and the returns we pay our growers are highly dependent on the volume of avocados delivered to our packinghouses, as a significant portion of our costs are fixed. Our strategy calls for continued efforts in retaining existing growers, aggressively recruiting new growers, and procuring a larger percentage of the California avocado crop to improve our results from operations.

     Our international and perishable food products business procures avocados grown in Mexico, Chile, and the Dominican Republic, as well as other various commodities, including papayas, tomatoes, chili peppers, pineapples, and ginger. We operate a packinghouse in Mexico that handled approximately 31% of the Mexican avocado crop bound for the United States market during the 2003-2004 Mexican harvest season, based on our estimates. Additionally, during the 2003-2004 Chilean avocado harvest season, we handled approximately 10% of the Chilean avocado crop, based on our estimates. Our strategy is to procure and sell the internationally grown avocados to complement our distribution efforts of California grown avocados. We believe that the introduction of these avocados, although competitive at times with California grown avocados, provides a level of supply stability that may, over time, help solidify the demand for avocados among consumers in the United States and elsewhere in the world. We believe our efforts in distributing our other various commodities, such as those shown above, complement our offerings of avocados. From time to time, we continue to explore distribution of other crops that provide reasonable returns to the business.

     Our processed products business procures avocados, processes avocados into a wide variety of guacamole products, and distributes the processed product to our customers. In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan called for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan, Mexico. We believe that this restructuring will provide cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The Uruapan facility commenced operations in February 2004 and the Santa Paula and Mexicali facilities were closed in February 2003 and August 2004.

     For Fiscal year 2004, we have incurred costs related to this restructuring approximating $1,013,000. Our income statement for the year ended October 31, 2004 includes $741,000 as cost of sales, $185,000 as special charges, and $87,000 as selling, general and administrative expenses. These costs are comprised of the following components as of and for the year ended October 31, 2004:

				Reserves
	Restructuring			remaining
(in thousands)	charges	Amounts paid	Non-cash charges	to be utilized
Special charges - employee separation costs	$185	$(185)	$—	$—
Selling, general and administrative – freight	87	(87)	—	—
Cost of sales - facility operating costs	741	(672)	(69)	—

	$1,013	$(944)	$(69)	$—

     Special charges recorded during the year ended October 31, 2004 consist entirely of employee separation costs. All employee separation costs were paid in cash and represent final payments to 93 production and 8 managerial/administrative employees formerly working at our Mexicali processing facility. We have not recorded a significant charge relating to the write-down of production assets being held at our Mexicali production facility, as substantially all such assets were re-commissioned at our new facility in Uruapan or their carrying value was less than their fair value.

     Processed products customers include both food service industry and retail businesses. Our strategy calls for the development of new guacamole recipes and other processed avocado products that address the diverse taste of today’s consumers. We also seek to expand our relationships with major food service companies and develop alliances that will allow our products to reach a larger percentage of the marketplace.

     Our California avocado and international and perishable food product businesses are highly seasonal and are characterized by rapid crop volume and price changes. Furthermore, the operating results of all of our businesses, including our processed products business, have been, and will continue to be, affected by substantial quarterly and annual fluctuations and market downturns due to a number of factors, such as pests and disease, weather patterns, changes in demand by consumers, the timing of the receipt, reduction, or cancellation of significant customer orders, the gain or loss of significant customers, market acceptance of our products, our ability to develop, introduce, and market new products on a timely basis, availability and cost of avocados and supplies from growers and vendors, new product introductions by our competitors, change in the mix of avocados and processed products we sell, and general economic conditions. We believe, however, that we are currently positioned to address these risks and deliver favorable operating results for the foreseeable future.

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

Recent Developments

Dividend Payment

     In January 2005, we paid a $0.30 per share dividend in the aggregate amount of $4,052,000 to shareholders of record on November 15, 2004.

Corporate headquarters building

     In August 2004, we entered into an agreement to sell our corporate headquarters building located in Santa Ana, California for $3.4 million. Such transaction, however, fell out of escrow in November 2004. Then, in December 2004, we re-entered escrow, with a different buyer, to sell our corporate headquarters building for the same sales price. Escrow related to such transaction is expected to close in the second quarter of fiscal 2005, which is when we expect to complete the move of our corporate headquarters. We estimate that this transaction will result in a pre-tax gain on sale of approximately $3.0 million, if such transaction is consummated according to terms. We currently plan to relocate our corporate offices to Santa Paula, California.

Critical Accounting Estimates

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

     Management has discussed the development and selection of critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting estimates in this Annual Report.

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

     Goodwill and acquired intangible assets. The purchase method of accounting for business combinations requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value based test prescribed by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The impairment test requires us to compare the fair value of business reporting units to carrying value, including goodwill. We primarily use an “income approach” (which considers the present value of future cash flows) in combination with a “market approach” (which considers what other purchasers in the marketplace have paid for similar businesses) to determine fair value. Future cash flows typically include operating cash flows for the business for five years and an estimated terminal value. Management judgment is required in the estimation of future operating results and to determine the appropriate terminal values. Future operating results and terminal values could differ from the estimates and could require a provision for impairment in a future period.

     Allowance for accounts receivable. We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Revenue recognition. Sales of products and related costs of products sold are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. Service revenue, including freight, ripening, storage, bagging and palletization charges, is recorded when services are performed and sales of the related products are delivered.

Results of Operations

     The following table sets forth certain items from our consolidated statements of income, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Gross margins	9.3%	10.3%	10.6%
Selling, general and administrative	5.8%	6.0%	5.7%
Operating income	3.4%	4.3%	4.9%
Other income, net	0.2%	0.4%	0.3%
Net income	2.3%	2.9%	2.8%

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

     Sales of products and related costs of products sold are recognized when persuasive evidence of an arrangement exists, shipment has been made, title passes, the price is fixed or determinable and collectibility is reasonably assured. Service revenue, including freight, ripening, storage, bagging and palletization charges, is recorded when services are performed and sales of the related products are delivered. We provide for sales returns and promotional allowances at the time of shipment, based on our experience. The following table summarizes our net sales by business segment:

	2004	Change	2003	Change	2002
		(Dollars in thousands)
Net sales:
California avocados	$163,486	9.3%	$149,635	(9.4)%	$165,077
International avocados and perishable food products	94,423	25.3%	75,347	27.5%	59,083
Processed products	32,749	1.2%	32,360	8.0%	29,960
Eliminations	(16,440)		(10,581)		(11,449)

Total net sales	$274,218	11.1%	$246,761	1.7%	$242,671

As a percentage of net sales:
California avocados	59.0%		60.6%		68.0%
International avocados and perishable food products	31.6%		28.0%		22.2%
Processed products	9.4%		11.4%		9.8%

	100.0%		100.0%		100.0%

     Net sales for the year ended October 31, 2004, when compared to 2003, grew by approximately $27.5 million, or 11.1%, principally as a result of growth experienced by our California avocados and International avocados and perishable food products segments. In particular, growth in our net sales reflects an increasing percentage of our business being generated by our International avocados and perishable food product segments, which was driven primarily by additional sales related to the acquisition of Maui Fresh International, Inc. (“Maui”).

     Net sales generated by our International avocados and perishable food products business depends principally on the availability of Chilean and Mexican grown avocados in the U.S. markets. Currently, Mexican grown avocados are significant during our first two fiscal quarters. Chilean grown avocados are significant during our 1st and 4th fiscal quarters. In 1996, the United States Department of Agriculture (“USDA”) established a protocol whereby Mexican grown Hass avocados were permitted to be imported, on a restricted basis, into the United States. Restrictions imposed on the marketing of the fruit, due to phytosanitary concerns, limited the marketing of Mexican Hass avocados to 31 states, from the middle of October to the middle of April. In November 2004, however, the USDA published a rule allowing Hass avocado imports from Mexico into all 50 states, with the exception of California, Florida, and Hawaii. The exception extends for two years. For the remaining 47 states, however, avocados exports are set to start February 1, 2005. While we believe that we are well positioned to respond to such legislation, we are unable to project the impact, if any, the adoption of this new rule would have on our financial condition and results of operations.

     The following tables set forth sales by product category, freight and other charges and sales incentives, by segment (dollars in thousands):

	Year ended October 31, 2004				Year ended October 31, 2003
		International				International
		avocados and				avocados and
		perishable				perishable
	California	food	Processed		California	food	Processed
	avocados	products	products	Total	avocados	products	products	Total
Third-party sales:
California avocados	$150,159	$—	$—	$150,159	$140,795	$—	$—	$140,795
Imported avocados	—	54,589	—	54,589	—	56,306	—	56,306
Papayas	—	6,846	—	6,846	—	2,920	—	2,920
Specialities and tropicals	—	14,233	—	14,233	—	30	—	30
Processed - food service	—	—	27,352	27,352	—	—	28,545	28,545
Processed - retail and club	—	—	4,285	4,285	—	—	5,165	5,165

Total fruit and product sales to third-parties	150,159	75,668	31,637	257,464	140,795	59,256	33,710	233,761
Freight and other charges	11,946	10,968	534	23,448	8,997	10,079	290	19,366

Total gross sales to third-parties	162,105	86,636	32,171	280,912	149,792	69,335	34,000	253,127
Less sales incentives	(131)	(48)	(6,515)	(6,694)	(157)	(251)	(5,958)	(6,366)

Total net sales to third-parties	161,974	86,588	25,656	274,218	149,635	69,084	28,042	246,761
Intercompany sales	1,512	7,835	7,093	16,440	—	6,263	4,318	10,581

Net sales	$163,486	$94,423	$32,749	290,658	$149,635	$75,347	$32,360	257,342

Intercompany sales eliminations				(16,440)				(10,581)

Consolidated net sales				$274,218				$246,761

	Year ended October 31, 2003				Year ended October 31, 2002
		International				International
		avocados and				avocados and
		perishable				perishable
	California	food	Processed		California	food	Processed
	avocados	products	products	Total	avocados	products	products	Total
Third-party sales:
California avocados	$140,795	$—	$—	$140,795	$153,878	$—	$—	$153,878
Imported avocados	—	56,306	—	56,306	—	43,715	—	43,715
Papayas	—	2,920	—	2,920	—	2,658	—	2,658
Specialities and tropicals	—	30	—	30	—	42	—	42
Processed - food service	—	—	28,545	28,545	—	—	24,964	24,964
Processed - retail and club	—	—	5,165	5,165	—	—	5,141	5,141

Total fruit and product sales to third-parties	140,795	59,256	33,710	233,761	153,878	46,415	30,105	230,398
Freight and other charges	8,997	10,079	290	19,366	11,381	7,540	217	19,138

Total gross sales to third-parties	149,792	69,335	34,000	253,127	165,259	53,955	30,322	249,536
Less sales incentives	(157)	(251)	(5,958)	(6,366)	(182)	(150)	(6,533)	(6,865)

Total net sales to third-parties	149,635	69,084	28,042	246,761	165,077	53,805	23,789	242,671
Intercompany sales	—	6,263	4,318	10,581	—	5,278	6,171	11,449

Net sales	$149,635	$75,347	$32,360	257,342	$165,077	$59,083	$29,960	254,120

Intercompany sales eliminations				(10,581)				(11,449)

Consolidated net sales				$246,761				$242,671

     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse, Uruapan processing plant and Mexicali processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.

California Avocados

     Net sales delivered by the business increased by approximately $12.3 million, or 8.2%, from fiscal 2003 to 2004. This increase in sales reflects a 24.2% increase in pounds of avocados sold, partially offset by a decrease in our average selling prices when compared to the same prior year period. This increase in pounds sold was consistent with the increase in the overall harvest of the California avocado crop for the 2003/2004 season. Our market share of California avocados remained consistent at 34.7% for fiscal year 2004, compared to 34.2% for the same period in the prior year.

     For fiscal year 2004, average selling prices, on a per carton basis, for California avocados were 18.0% lower when compared to the same prior year period. This pricing structure primarily reflects the impact of a larger California avocado harvest. For fiscal year 2005, we believe that the year-round introduction of imported avocados in the U.S. marketplace will put increasing pressure on sales prices, principally as a result of an increase in volume.

     Net sales delivered by the business decreased by approximately $15.4 million, or 9.4%, from fiscal 2002 to 2003. This decrease in sales primarily reflects a 22.3% decrease in avocados sold, partially offset by a significant improvement in the average selling prices of avocados when compared to fiscal 2002. The decrease in pounds sold is consistent with the decrease in the overall harvest of the California avocado crop for the 2002/2003 season, as well as a shift in growing areas where we do not command as significant a market share. Despite this decrease in volume, we continued to maintain our leadership role in packing and marketing California grown avocados. Our market share of first grade Hass variety avocados was approximately 34% and 37% during fiscal 2003 and

2002. For the 2002/2003 season, we attribute such decrease in market share primarily to the aforementioned shift into growing areas where we do not command as significant a market share among growers.

     For fiscal year 2003, average selling prices, on a per carton basis, for California avocados were 19.0% higher when compared to fiscal year 2002. We attribute some of the increase in these average selling prices to increasing demand for California grown avocados in the U.S. marketplace and a reduced volume of avocados. We believe that our investments in focused marketing activities, combined with promotional programs established by the California Avocado Commission, have generally had a positive effect on average sales prices. Our strategy is to continue to develop marketing opportunities that favorably position avocados packed by Calavo with our customers by emphasizing existing value-added services, such as fruit bagging and ripening. We believe that these and other value-added strategies are critical elements in sustaining competitive average selling prices.

     In October 2002, the USDA announced the creation of a Hass Avocado Board to promote the sale of Hass variety avocados in the U.S. marketplace. The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales. The new Hass Avocado Board now provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace including imported and California grown fruit. We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our California avocado and international avocado businesses. During fiscal 2004 and 2003, we remitted approximately $3.3 million and $2.4 million to the Hass Avocado Board representing our share of such marketing expenses.

International and Perishable Food Products

     For fiscal year 2004, when compared to the same period in the prior year, sales to third-party customers increased by approximately $17.5 million, or 25.3%, from $69.1 million to $86.6 million. The increased sales to third-parties by our international and perishable food products business were primarily driven by the additional sales related to the acquisition of Maui in November 2003, as well as increased sales of Mexican and Dominican Republic grown avocados in the U.S., Japanese, and/or European marketplace. These increases, however, were partially offset by decreased sales of Chilean grown avocados. We believe that sales of Mexican grown avocados will continue to show a growing trend. We intend to leverage our position as the largest packer of Mexican grown avocados for export markets to improve the overall performance of this business.

     For fiscal year 2004, the additional sales related to the acquisition of Maui totaled approximately $19.8 million (approximately $1.5 million of such sales were related to California avocados). Also, sales of Mexican and Dominican Republic sourced fruit increased $4.1 million and $6.9 million for fiscal year 2004, when compared to the same prior year period, primarily as a result of a 9.8% and 100% increase in pounds of Mexican and Dominican Republic fruit handled. Such increases, however, were partially offset by decreases in Chilean fruit sales. For fiscal year 2004, sales of Chilean sourced fruit decreased $12.3 million when compared to the same prior period. This was primarily the result of a 42.1% decrease in the volume of Chilean fruit handled, when compared to the same prior year period. Pricing during fiscal year 2004 was fairly stable as well, when compared to fiscal 2003.

     For fiscal year 2003, when compared to fiscal year 2002, sales to third-party customers increased by approximately $15.3 million, or 28.4%, from $53.8 million to $69.1 million. The increased sales to third parties by our International and perishable foods products business were primarily driven by a greater volume of Chilean and Mexican grown avocados penetrating into the U.S., Japan and Europe marketplaces. The volume of fruit handled increased by 4.1 million pounds of Chilean grown avocados, or 16.3%, and 9.3 million pounds of Mexican grown avocados, or 30.3%, for fiscal 2003 when compared to fiscal 2002. Pricing during fiscal 2003 was fairly stable as well, when compared to fiscal 2002.

     During fiscal year 2003, we sourced a significantly greater volume of Mexican grown avocados from our Uruapan, Mexico packinghouse. During fiscal 2003, the volume of fruit related to shipments to the U.S. marketplace increased by approximately 2.5 million pounds, or 13.8%, as compared to fiscal 2002. In addition, net sales resulting from the sale of Mexican grown avocados were also favorably impacted by increased demand from Japanese and European customers. During fiscal 2003, the volume of fruit related to shipments to Japan and Europe increased by approximately 6.7 million pounds, or 76.8%, as compared to fiscal 2002.

Processed Products

     Net sales to third-party customers decreased by approximately $2.3 million, or 8.5%, from $28.0 million for fiscal year 2003 to $25.7 million for fiscal year 2004. The decrease in net sales to third-party customers is primarily attributable to a decrease in 1.4 million pounds of product sold, or 9.5%, and an increase in sales incentives and promotional activities paid of $0.6 million, or 8.5%, partially offset by an increase in the sales price per product pound sold of $0.09, or 3.9%. During fiscal year 2004, the decrease in pounds sold primarily relates to a lack of inventory to meet customer demand. Such lack of inventory was primarily related to reduced production capabilities during construction of our new processed facility. As a result, and, in order to maintain good customer relationships, we increased our sales incentives and promotional activities paid.

     Net sales to third-party customers increased by approximately $4.2 million, or 17.9%, from $23.8 million for fiscal 2002 to $28.0 million for fiscal 2003. The increase in fiscal 2003 net sales to third-party customers is primarily attributable to an increase in 0.5 million pounds of product sold, or 3.2%, an increase in the sales price per product pound sold of $0.18, and a decrease in sales incentives and paid promotional activities of $0.6 million or 8.8%. During fiscal 2003, we experienced an increase in demand for our frozen processed products as one of our competitors exited from the business. As a result of the increase in demand for our product, we decreased our sales incentives and promotional activities paid.

     During fiscal year 2002, we purchased and commissioned new ultra high pressure treatment equipment designed to manufacture processed avocado products that are not frozen. During fiscal year 2004, we operated two separate high pressure lines, consisting of one ultra high pressure machine manufacturing guacamole in Mexicali and another in Uruapan. The machine in Mexicali was commissioned for operations in October 2002 and ran near capacity during fiscal 2003 through the closure date of Mexicali, which was August 2004. The machine in Uruapan, which has a much larger capacity than the Mexicali machine, was commissioned for operations in July 2004 and ran at about 40% capacity through October 2004. We anticipate that we will operate such high pressure machine at or near full capacity during fiscal year 2005. We plan to re-commissioning the high pressure machine that was located in Mexicali to Uruapan during fiscal 2005 as well. Utilizing avocado pulp and chunks, these high pressure machines allow us to deliver fresh guacamole to retail and food service customers. Sales of our high pressure product totaled approximately $5.5 million for fiscal year 2004. We believe that the introduction of these fresh guacamole products will, in the long-term, successfully address a growing market segment.

Gross Margins

     The following table summarizes our gross margins and gross profit percentages by business segment:

	2004	Change	2003	Change	2002
		(Dollars in thousands)
Gross Margins:
California avocados	$17,102	15.0%	$14,873	(13.9)%	$17,281
International avocados and perishable food products	4,958	(9.1)%	5,457	50.2%	3,711
Processed products	3,344	(33.3)%	5,017	3.9%	4,831

Total gross margins	$25,404	0.2%	$25,347	(1.4)%	$25,823

Gross profit percentages:
California avocados	10.6%		9.9%		10.5%
International avocados and perishable food products	5.7%		7.9%		6.9%
Processed products	13.0%		17.9%		20.3%
Consolidated	9.3%		10.3%		10.6%

     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Consolidated gross margin, as a percent of sales, decreased 1.0% for fiscal year 2004 when compared to fiscal year 2003. This decrease was principally attributable to decreased profitability in our international avocados and perishable food products operating segment and our processed product segment, partially offset by increased profitability in our California avocado segment. Consolidated gross margin, as a percent of sales, decreased 0.3% for fiscal year 2003 when compared to fiscal year 2002. This decrease was principally a result of decreases in the gross profit percentages realized by our California avocado and processed products segments, which were partially offset by increased gross profit percentages achieved by our international avocado and perishable food products segment.

     Gross margins and gross profit percentages for our California avocado business are largely dependent on production yields achieved at our packinghouses, current market prices of avocados, and the volume of avocados packed. The increase in our gross margin percentage during fiscal year 2004 was primarily related to a significant increase in pounds of fruit handled. During fiscal year 2004, when compared to fiscal year 2003, fruit handled by our California packinghouses increased approximately 31.4%. This had the effect of reducing our per pound costs, which, as a result, positively impacted gross margins. The decrease in our gross margin percentage during fiscal year 2003 was primarily related to a higher average return per pound paid to our growers. Our growers received an average return of $1.03 per pound, as compared to $0.86 per pound in fiscal 2002. The volume of avocados delivered by our growers decreased, however, by approximately 34.4 million pounds. During fiscal 2004, freight and handling costs increased by approximately $1.5 million, from $3.5 million in fiscal 2003 to $5.0 million during fiscal 2004. During fiscal 2003, freight and handling costs decreased by approximately $0.7 million, from $4.2 million in fiscal 2002 to $3.5 million. We continue to review our packinghouse processes for potential improvements in packing efficiencies and more favorable production yields.

     The gross margin and gross profit percentage for our international avocado and perishable food products business are dependent on the volume of fruit we handle and the competitiveness of the returns that we provide to third-party domestic packers. For example, the gross margins we earn on avocados procured from Chile and the Dominican Republic, as well as papayas grown in Hawaii, are generally based on a commission agreed to with each packer that is subject to incentive provisions. These provisions provide for us to deliver returns to these packers that are competitive with those delivered by other handlers. Accordingly, the gross margin results for this business are a function of the volume handled and the competitiveness of the sales prices that we realize as compared to others. Although we generally do not take legal title to such avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, our results of operations include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. For fiscal year 2004, we generated gross margins of $1.5 million from the sale of fresh produce products that were packed by third parties, whereas gross margins for fiscal year 2003 were $2.3 million. For fiscal year 2003, we generated gross margins of $2.3 million from the sale of fresh produce products that were packed by third parties, whereas gross margins for fiscal year 2002 were only $1.4 million.

     Our business with Mexican growers differs in that we operate a packinghouse in Mexico and purchase avocados directly from the field. Consequently, the gross margin and gross profit percentages generated by our Mexican operations are significantly impacted by the volume of avocados handled by our packinghouse and the cost of the fruit. During fiscal year 2004, our gross margins generated from the sale of Mexican avocados deteriorated from approximately $2.2 million in fiscal year 2003 to $1.5 million in fiscal year 2004, principally as a result of an increase in fruit costs. This increase in fruit costs had the effect of increasing our per pound costs, which, as a result, adversely affected gross margins. Further, we experienced an increase in sales of non-exported fruit, which typically generate lower margins then exported fruit. These decreases, however, were partially offset by increases in fruit volume during fiscal year 2004, which had the effect of reducing our per pound costs. During fiscal year 2003, our gross margins generated from the sale of Mexican avocados improved from approximately $1.8 million in fiscal year 2002 to $2.2 million in fiscal year 2003, principally as a result of increases in the pounds packed at our facility. For fiscal year 2004, the additional gross margin related to the acquisition of Maui totaled approximately $1.4 million (approximately $0.2 million of such gross margin was related to California avocados).

     Gross margins and gross profit percentages for our processed products business are largely dependent on the pricing of our final product and the cost of avocados used in preparing guacamole. During fiscal year 2004, the processed products gross profit percentages decreased primarily as a result of inefficiencies experienced in the start-up process of our newly constructed facility in Uruapan, Mexico and the winding down of the operations at our Mexicali, Mexico facility. Such inefficiencies primarily relate to subcontracting costs and duplicative overhead costs. Additionally, our processed product segment experienced higher fruit costs, as well as an increase in the sale of products that generate a lower gross margin then those sold in the prior year. During fiscal year 2003, the decrease in the gross margin percentage is primarily related to higher fruit costs, as well as inefficiencies related to the relocation of production from Santa Paula, California and Mexicali, Mexico to our newly constructed facility in Uruapan, Mexico. Additionally, as a result of the closure of our Santa Paula processed facility and greater then expected increase in demand for our products, we depleted our inventory at a rate greater than initially planned. Therefore, we entered into agreements and/or discussions with two processed avocado product suppliers to supplement our existing inventory levels. This had the effect of decreasing our gross margin percentage due to higher costs and inefficiencies related to sourcing this product from outside suppliers. We anticipate that the gross profit percentage for our processed product segment will continue to experience fluctuations primarily due to the uncertainty of fruit costs that will be used in the production process.

Selling, General and Administrative

	2004	Change	2003	Change	2002
		(Dollars in thousands)
Selling, general and administrative	$15,920	8.7%	$14,651	6.4%	$13,881
Percentage of net sales	5.8%		5.9%		5.7%

     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses, and other general and administrative costs. For fiscal year 2004, selling, general and administrative expenses increased by $1.3 million, or 8.7%, compared to fiscal year 2003. The increased general and administrative costs related principally to selling, general and administrative expenses incurred by Maui. Maui’s selling, general and administrative expenses totaled approximately $0.7 million for fiscal year 2004. Additionally, we also experienced higher costs of corporate functions, such as accounting, information systems, and human resources (totaling approximately $0.8 million). These increased costs were partially offset by reduced employee compensation expenses of approximately $0.5 million, which was primarily related to a reduction in bonuses during fiscal year 2004 as compared to fiscal year 2003.

Selling, general and administrative expenses increased by approximately $0.9 million from fiscal 2002 to 2003. The increase is attributable principally to $0.4 million of additional marketing expenses, $0.3 million of transportation costs associated with the relocation of the processed product operations, and $0.2 million in incentives paid to employees.

Other Income, Net

	2004	Change	2003	Change	2002
		(Dollars in thousands)
Other income, net	$478	(46.2)%	$889	27.0%	$700
Percentage of net sales	0.2%		0.4%		0.3%

     Other income, net includes interest income and expense generated primarily in connection with our financing activities, as well as certain other transactions that are outside of the course of normal operations. During fiscal year 2004, other income, net includes interest accrued on notes receivable from directors and officers of approximately $0.2 million. During fiscal year 2003, other income, net includes interest accrued on notes receivable from directors and officers of approximately $0.3 million.

Provision for Income Taxes

	2004	Change	2003	Change	2002
		(Dollars in thousands)
Provision for income taxes	$3,567	(17.4)%	$4,319	(24.6)%	$5,727
Percentage of income before provision for income taxes	36.5%		37.6%		45.3%

     The effective income tax rate for fiscal year 2004 and 2003 is higher than the federal statutory rate principally due to state taxes. Our effective income tax rate decreased from 37.6% in fiscal year 2003 to 36.5% in fiscal year 2004 primarily as a result of a favorable reduction in our foreign tax rates during fiscal year 2004 when compared to fiscal year 2003. Our effective income tax rate decreased from 45.3% in fiscal year 2002 to 37.6% in fiscal year 2003 primarily as a result of a reduction in non-deductible transaction costs and a favorable reduction in our state and foreign tax rates during fiscal year 2003 when compared to fiscal year 2002. The effective income tax rate for fiscal year 2002 is higher than the federal statutory rate principally due to state and foreign taxes and certain non-recurring transaction costs related to our conversion from a cooperative to a for-profit corporation that were non-deductible for tax purposes.

Quarterly Results of Operations

     The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2004. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with our audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. Our effective income tax rate decreased in our 4th fiscal quarter of 2003 primarily as a result of a favorable reduction in our foreign tax rate.

	Three months ended
	Oct. 31,	July 31,	Apr. 30,	Jan. 31,	Oct. 31,	July 31,	Apr. 30,	Jan. 31,
	2004	2004	2004	2004	2003	2003	2003	2003
	(in thousands, except per share amounts)
Statement of Operations Data
Net sales	$65,436	$83,318	$76,421	$49,043	$63,780	$81,359	$57,393	$44,229
Cost of sales	59,425	74,833	68,625	45,931	58,483	72,203	50,422	40,306

Gross margin	6,011	8,485	7,796	3,112	5,297	9,156	6,971	3,923
Selling, general and administrative	4,416	3,777	4,012	3,715	3,411	3,919	4,130	3,191
Restructuring charge	185				3	5	98

Operating income (loss)	1,410	4,708	3,784	(603)	1,883	5,232	2,743	732
Other income, net	167	91	106	114	274	294	206	115

Income before provision (benefit) for income taxes	1,577	4,799	3,890	(489)	2,157	5,526	2,949	847
Provision (benefit) for income taxes	467	1,739	1,556	(195)	471	2,287	1,214	347

Net income (loss)	$1,110	$3,060	$2,334	$(294)	$1,686	$3,239	$1,735	$500

Net income (loss) per share:
Basic	$0.08	$0.23	$0.17	$(0.02)	$0.13	$0.25	$0.13	$0.04
Diluted	$0.08	$0.23	$0.17	$(0.02)	$0.13	$0.25	$0.13	$0.04
Number of shares used in per share computation:
Basic	13,507	13,507	13,507	13,469	12,930	12,930	12,930	12,856
Diluted	13,591	13,594	13,589	13,469	12,970	12,960	12,960	12,887

Liquidity and Capital Resources

     Operating activities for fiscal 2004, 2003 and 2002 provided cash flows of $4.5 million, $15.2 million, and $8.1 million. Fiscal year 2004 operating cash flows reflect our net income of $6.2 million, net noncash charges (depreciation and amortization, losses, and stock compensation expense) of $2.7 million and a net decrease in the non-cash components of our working capital of approximately $4.4 million.

     Fiscal year 2004 decreases in operating cash flows, caused by working capital changes, include an increase in accounts receivable of $4.6 million, an increase in inventory of $3.4 million, an increase in advance to suppliers of $1.8 million, a net increase in income tax receivable of $0.9 million, and an increase in deferred income taxes of $0.3 million, partially offset by a decrease in prepaid expenses and other assets of $2.8 million, an increase in payable to growers of $2.4 million, an increase in trade accounts payable and accrued expenses of $1.3 million, and a decrease in loans to growers of $0.1 million.

     Increases in our accounts receivable balance as of October 31, 2004, when compared to October 31, 2003, primarily reflect the additional receivables related to the acquisition of Maui, as well as a significantly higher volume of California avocado sales recorded in the month of October 2004, as compared to October 2003. Similarly, the amounts payable to our growers also reflects the increase in the volume of California avocados marketed in the month of October 2004, as compared to October 2003. These volume levels are consistent with the harvests experienced in previous years. Additionally, increases in our inventory balance as of October 31, 2004, when compared to October 31, 2003, primarily reflect a significantly higher amount of finished processed product, as we began building our inventories during fiscal year 2004 in conjunction with the completion of our processed product Uruapan facility.

     Increase in advances to suppliers as of October 31, 2004, when compared to October 31, 2003, primarily relates to delays in the start of the Chilean avocado harvest, which resulted in slower collections on our advances. Increases in our trade accounts payable and accrued expenses as of October 31, 2004, when compared to October 31, 2003, primarily reflect the additional trade accounts payable and accrued expenses from the acquisition of Maui. The decrease in prepaid expenses and other assets as of October 31, 2004, when compared to October 31, 2003, was primarily a result of the capitalization of a deposit and progress payments related to our large high pressure machine in Uruapan, as such machine was placed into service during fiscal year 2004.

     Cash used in investing activities was $8.5 million, $4.5 million, and $2.1 million for fiscal years 2004, 2003, and 2002. Fiscal year 2004 cash flows used in investing activities include capital expenditures of $8.4 million, principally related to the construction of our new processed operations facility in Uruapan, Michoacan, Mexico.

     Cash used in financing activities was $0.7 million, $6.3 million, and $7.2 million for fiscal years 2004, 2003, and 2002. Cash used during fiscal year 2004 primarily included the payment of a dividend totaling $3.4 million, partially offset by additional short-term borrowings of $2.0 and collections on notes receivable of $0.7 million.

     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of October 31, 2004 and 2003 totaled $0.6 million and $5.4 million. Our working capital at October 31, 2004 was $20.4 million compared to $20.7 million at October 31, 2003. The overall working capital decrease primarily reflects additional short-term borrowings and the decrease in our cash balance.

     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. In January 2004, we renewed our two short-term, non-collateralized, revolving credit facilities. These credit facilities expire in January 2006 and April 2006 and are with separate banks. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $24 million, with a weighted-average interest rate of 2.9% and 2.0% at October 31, 2004 and 2003. Under these credit facilities, we had $2 million and $0 outstanding as of October 31, 2004 and 2003. The credit facilities contain various financial covenants with which we were in compliance at October 31, 2004.

     The following table summarizes contractual obligations pursuant to which we are required to make cash payments. The information is presented as of our fiscal year ended October 31, 2004:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years
Long-term debt obligations (including interest)	$65	$24	$32	$9
Short-term borrowings	2,000	2,000	—	—
Defined benefit plan	330	55	165	110
Operating lease commitments	2,588	862	1,452	274

Total	$4,983	$2,941	$1,649	$393

     The California avocado industry is subject to a state marketing order whereby handlers are required to collect assessments from the growers and remit such assessments to the California Avocado Commission (CAC). The assessments are primarily for advertising and promotions. The amount of the assessment is based on the dollars paid to the growers for their fruit, and, as a result, is not determinable until the value of the payments to the growers has been calculated.

     We did not have any significant commitments for capital expenditures as of October 31, 2004.

Impact of Recently Issued Accounting Pronouncements

     See Note 2 of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments include cash and cash equivalents, accounts receivable, short and long-term loans to growers, notes receivable from shareholders, accounts payable, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2004.

	Expected maturity date October 31,
(All amounts in thousands)	2004	2005	2006	2007	2008	Total	Fair Value
Assets:
Cash and cash equivalents (1)	$636	$—	$—	$—	$—	$636	$636
Accounts receivable, net (1)	21,131	—	—	—	—	21,131	21,131
Loans to growers (1)	209	—	—	—	—	209	209
Advances to suppliers (1)	2,413	—	—	—	—	2,413	2,413
Notes receivable from shareholders (2)	210	211	2,462	—	—	2,883	2,883

Liabilities:
Payable to growers (1)	$5,789	$—	$—	$—	$—	$5,789	$5,789
Accounts payable (1)	2,490	—	—	—	—	2,490	2,490
Fixed-rate long-term obligations (3)	23	13	8	8	4	56	58

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, loans to growers, advances to suppliers, payable to growers and accounts payable approximate their fair value due to the short maturity of these financial instruments.

(2)	Notes receivable from shareholders bear interest at 7.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 7.0%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $79,000.

(3)	Fixed rate long-term obligations bear interest rates ranging from 3.3% to 8.2%, with a weighted-average interest rate of 4.9%. We believe that loans with a similar risk profile would currently yield a return of 4.2%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $2,000.

     We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Consequently, we do not use any hedging or forward contracts to offset market volatility.

     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico, on a weekly basis, to satisfy domestic cash needs. Consequently, the spot rate for the Mexican peso has a moderate impact on our operating results. We do not believe, however, that this impact is sufficient to warrant the use of derivative instruments to hedge the fluctuation in the Mexican peso. Total foreign currency gains and losses for each of the three years ended October 31, 2004 do not exceed $0.1 million.

Item 8. Financial Statements and Supplementary Data

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	October 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$636	$5,375
Accounts receivable, net of allowances of $1,087 (2004) and $700 (2003)	21,131	16,560
Inventories, net	11,375	8,021
Prepaid expenses and other current assets	4,598	4,487
Loans to growers	209	353
Advances to suppliers	2,413	624
Income taxes receivable	803	—
Deferred income taxes	1,775	1,379

Total current assets	42,940	36,799
Property, plant, and equipment, net	17,427	13,121
Building held for sale	1,658	—
Goodwill	3,591	—
Other assets	1,782	3,769

	$67,398	$53,689

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$5,789	$3,446
Trade accounts payable	2,490	1,534
Accrued expenses	8,234	7,777
Income tax payable	—	51
Short-term borrowings	2,000	—
Dividend payable	4,052	3,232
Current portion of long-term obligations	22	24

Total current liabilities	22,587	16,064
Long-term liabilities:
Long-term obligations, less current portion	34	61
Deferred income taxes	840	417

Total long-term liabilities	874	478
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock ($0.001 par value, 100,000 shares authorized; 13,507 and 12,930 shares outstanding at October 31, 2004 and 2003)	14	13
Additional paid-in capital	28,822	24,727
Notes receivable from shareholders	(2,883)	(3,563)
Retained earnings	17,984	15,970

Total shareholders’ equity	43,937	37,147

	$67,398	$53,689

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended October 31,
	2004	2003	2002
Net sales	$274,218	$246,761	$242,671
Cost of sales	248,814	221,414	216,848

Gross margin	25,404	25,347	25,823
Selling, general and administrative	15,920	14,651	13,881
Restructuring charge	185	106	—

Operating income	9,299	10,590	11,942
Other income, net	478	889	700

Income before provision for income taxes	9,777	11,479	12,642
Provision for income taxes	3,567	4,319	5,727

Net income	$6,210	$7,160	$6,915

Net income per share:
Basic	$0.46	$0.55	$0.60

Diluted	$0.46	$0.55	$0.60

Number of shares used in per share computation:
Basic	13,497	12,911	11,562

Diluted	13,582	12,944	11,604

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

				Notes
			Additional	Receivable
	Common Stock		Paid-in	From	Retained
	Shares	Amount	Capital	Shareholders	Earnings	Total
Balance, October 31, 2001	9,967	$10	$10,158	$—	$9,861	$20,029
Exercise of stock options, and income tax benefit of $36	1,040	1	5,236	(4,789)	—	448
Stock Dividend	549	1	2,166	—	(2,167)	—
Issuance of common stock in connection with Employee Stock Purchase Plan	279	—	1,952	(1,952)	—	—
Issuance of common stock in connection with Rights Offering, net of offering costs of $290	1,000	1	4,709	—	—	4,710
Collections on shareholder notes receivable	—	—	—	1,021	—	1,021
Dividend declared to shareholders	—	—	—	—	(2,567)	(2,567)
Net income	—	—	—	—	6,915	6,915

Balance, October 31, 2002	12,835	13	24,221	(5,720)	12,042	30,556
Exercise of stock options, and income tax benefit of $72	95	—	547	—	—	547
Collections on shareholder notes receivable	—	—	—	2,157	—	2,157
Additional costs related to Rights Offering	—	—	(41)	—	—	(41)
Dividend declared to shareholders	—	—	—	—	(3,232)	(3,232)
Net income	—	—	—	—	7,160	7,160

Balance, October 31, 2003	12,930	13	24,727	(3,563)	15,970	37,147
Purchase acquisition	577	1	4,049	—	—	4,050
Stock compensation expense	—	—	46	—	—	46
Collections on shareholder notes receivable	—	—	—	680	—	680
Dividend declared to shareholders	—	—	—	—	(4,196)	(4,196)
Net income	—	—	—	—	6,210	6,210

Balance, October 31, 2004	13,507	$14	$28,822	$(2,883)	$17,984	$43,937

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$6,210	$7,160	$6,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,648	2,024	1,957
Provision for losses on accounts receivable	25	19	35
Stock compensation expense	46	—	—
Loss on disposal of property, plant, and equipment	—	32	29
Gain on sale of investments held to maturity	—	(163)	—
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(4,596)	1,328	1,855
Inventories, net	(3,354)	4,440	(3,386)
Prepaid expenses and other assets	2,654	506	(1,937)
Loans to growers	144	114	652
Advances to suppliers	(1,789)	1,911	(163)
Income taxes receivable	(803)	360	(60)
Deferred income taxes	(320)	(226)	(566)
Payable to growers	2,343	(2,922)	(555)
Trade accounts payable and accrued expenses	1,303	588	3,359
Income tax payable	(51)	51	—

Net cash provided by operating activities	4,460	15,222	8,135
Cash Flows from Investing Activities:
Proceeds from sale of investments held to maturity	—	2,060	—
Direct costs of acquisition of Maui Fresh International, Inc.	(65)	—	—
Acquisitions of property, plant, and equipment	(8,409)	(6,535)	(1,973)
Proceeds from sale of short-term investments	—	2,223	—
Purchases of short-term investments	—	(2,223)	(105)

Net cash used in investing activities	(8,474)	(4,475)	(2,078)
Cash Flows from Financing Activities:
Dividend paid to shareholders	(3,376)	(2,567)	—
Proceeds from (repayments of) short-term borrowings, net	2,000	(3,000)	(12,800)
Proceeds from issuance of common stock	—	—	4,710
Payments on long-term obligations	(29)	(3,317)	(536)
Proceeds from stock option exercises	—	475	412
Proceeds from collection of shareholder notes receivable	680	2,157	1,021
Additional rights offering costs	—	(41)	—

Net cash used in financing activities	(725)	(6,293)	(7,193)

Net increase (decrease) in cash and cash equivalents	(4,739)	4,454	(1,136)
Cash and cash equivalents, beginning of year	5,375	921	2,057

Cash and cash equivalents, end of year	$636	$5,375	$921

Supplemental Information -
Cash paid during the year for:
Interest	$66	$179	$443

Income taxes	$4,899	$4,170	$6,362

Noncash Investing and Financing Activities:
Exercise of stock options using shareholder notes receivable	$—	$—	$4,789

5% Stock dividend	$—	$—	$2,167

Tax receivable increase related to stock option exercise	$—	$72	$36

Stock purchases using shareholder notes receivable	$—	$—	$1,952

Declared dividends payable	$4,052	$3,232	$2,567

Acquisition of property under capital lease	$—	$—	$68

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

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the business

Business

     Calavo Growers, Inc. (Calavo, the Company, we, us or our) procures and markets avocados and other perishable commodities and prepares and distributes processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. Through our two operating facilities in southern California and two facilities in Mexico, we sort and pack avocados procured in California and Mexico and prepare processed avocado products. Additionally, we procure avocados internationally, principally from Mexico, Chile, and the Dominican Republic, and distribute other perishable foods, such as Hawaiian grown papayas. We report these operations in three different business segments: (1) California avocados, (2) international avocados and perishable food products and (3) processed products.

     In order to diversify our product lines and increase synergies within the marketplace, we acquired all the outstanding common shares of Maui Fresh International, Inc. (Maui) for 576,924 shares of our common stock valued at $4.05 million in November 2003, plus acquisition costs of $65,000. Maui is a specialty produce company servicing a wide array of retail, food service, and terminal market wholesale customers with over 20 different specialty commodities. The value of our common stock issued in conjunction with the acquisition was based on the average quoted market price of our common stock for three days before and after the announcement date.

     As security for certain potential contingencies, such as unrecorded liabilities, we held approximately 58,000 shares issued in conjunction with such acquisition for one full year from the acquisition date. As no contingencies developed, which was in accordance with our expectations, we are in the process of releasing these shares to the original Maui shareholders.

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

Conversion to a For-Profit Corporation

     On October 9, 2001, we completed a series of transactions whereby common and preferred shareholders of Calavo Growers of California, an agricultural marketing cooperative association, exchanged all of their outstanding shares for shares of our common stock. Concurrent with this transaction, the Cooperative was merged into Calavo, with Calavo emerging as the surviving entity. These transactions had the effect of converting the legal structure of the business from a not-for-profit cooperative to a for-profit corporation. Accordingly, the accompanying consolidated financial statements give retroactive effect, for all periods presented, to the merger, as a combination of entities with common shareholders, accounted for in a manner similar to a pooling of interests.

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

Inventories

     Inventories are stated at the lower of cost on a weighted-average basis, which approximates the first-in, first-out method, or market. Costs included in inventory primarily include the following: fruit, picking and hauling, overhead, labor, materials and freight.

Loans to Growers

     We sponsor a grower loan program. Pursuant to this program, we provide loans to growers, bearing interest at prevailing market rates and repayable generally within a 12-month period. These loans are secured by the growers’ avocado crops. We periodically evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance. No significant allowance was required at October 31, 2004.

Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are stated at cost and amortized over the lesser of their estimated useful lives or the term of the lease, using the straight-line method. The principal estimated useful lives are: buildings and improvements — 7 to 30 years; leasehold improvements — the lesser of the term of the lease or 7 years; equipment — 7 years; information systems hardware and software — 36 to 60 months. Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs are charged to expense.

     We capitalize software development costs for internal use in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. We amortize such costs using the straight-line basis over estimated useful lives. Pursuant to SOP 98-1, we capitalized $254,000 and $88,000 of software development and acquisition costs in 2004 and 2003 relating to systems supporting our business infrastructure.

Goodwill and Acquired Intangible Assets

     The purchase method of accounting for business combinations requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value based test prescribed by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The impairment test requires us to compare the fair value of business reporting units to carrying value, including goodwill. We primarily use an “income approach” (which considers the present value of future cash flows) in combination with a “market approach” (which considers what other purchasers in the marketplace have paid for similar businesses) to determine fair value. Future cash flows typically include operating cash flows for the business for five years and an estimated terminal value. Management judgment is required in the estimation of future operating results and to determine the appropriate terminal values. Future operating results and terminal values could differ from the estimates and could require a provision for impairment in a future period. We performed our annual assessment of goodwill and determined that no impairment existed as of October 31, 2004.

     Included in other assets in the accompanying consolidated financial statements are the following intangible assets: customer-related intangibles of $590,000 (accumulated amortization of $88,000 at October 31, 2004), brand name intangibles of $275,000 and other identified intangibles totaling $2,000 (accumulated amortization of $1,000 at October 31, 2004). The customer-related intangibles and other identified intangibles are being amortized over five and two years. The intangible asset related to the brand name currently has an indefinite remaining useful life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $119,000 per annum from fiscal 2005 through fiscal 2008, with the remaining amortization expense of approximately $27,000 recorded in fiscal 2009.

Long-lived Assets

     Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less then the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. We have evaluated our long-lived assets and have not identified any significant impairment as of October 31, 2004.

     Long-lived assets held for sale are reported at the lower of carrying amount or fair value less cost to sell.

Advances to Suppliers

     We advance funds to third-party growers primarily in California and Mexico for various farming needs. These advances are generally secured with a crop lien or other collateral owned by the grower. We continuously evaluate the ability of these growers to repay advances and the fair value of the collateral in order to evaluate the possible need to record an allowance. No such allowance was required at October 31, 2004.

Accrued Expenses

     Included in accrued expenses at October 31, 2004 and 2003 are accrued management bonuses of approximately $0.7 million and $1.0 million.

Revenue Recognition

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

Allowance for Accounts Receivable

     We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable.

Consignment Arrangements

     We enter into consignment arrangements with avocado growers and packers located outside of the United States and growers of certain perishable products in the United States. Although we generally do not take legal title to avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. Amounts recorded for each of the fiscal years ended October 31, 2004, 2003 and 2002 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2004	2003	2002
Sales	$26,878	$33,675	$27,960
Cost of Sales	25,985	31,900	26,608

Gross Margin	$893	$1,775	$1,352

Advertising Expense

     Advertising costs are expensed when incurred. Such costs in fiscal 2004, 2003, and 2002 were approximately $213,000, $223,000, and $245,000.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to valuation allowances for accounts receivable, goodwill, grower advances, inventories, long-lived assets, valuation of and estimated useful lives of identifiable intangible assets, promotional allowances and income taxes. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

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

Basic and Diluted Net Income per Share

     Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock options. The basic weighted-average number of common shares outstanding was 13,497,000, 12,911,000, and 11,562,000 for fiscal years 2004, 2003, and 2002. Diluted earnings per common share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock options, which were 85,000, 33,000 and 42,000 for fiscal years 2004, 2003 and 2002. There were no anti-dilutive options for fiscal years 2004, 2003 and 2002.

Stock-Based Compensation

     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, which was amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations.

	Year ended
	October 31,
	2004	2003	2002
Net Income:
As reported	$6,210	$7,160	$6,915
Add: Total stock-based compensation expense determined under APB 25 and related interpretations, net of tax effects	28	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(28)	—	(703)

Pro forma	$6,210	$7,160	$6,212

Net income per share, as reported:
Basic	$0.46	$0.55	$0.60
Diluted	$0.46	$0.55	$0.60

Net income per share, pro forma:
Basic	$0.46	$0.55	$0.54
Diluted	$0.46	$0.55	$0.54

     For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to compensation expense over the options’ vesting period. The fair value of the options granted in fiscal year 2004 and 2002 has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2002
Risk-free interest rate	3.3%	2.0%
Expected volatility	26.9%	130%
Dividend yield	20%	—%
Expected life (years)	5	1.1
Weighted-average fair value of options granted	$3.01	$1.04

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

Foreign Currency Translation and Remeasurement

     Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries is the United States dollar. As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements are included in income. Gains and losses resulting from foreign currency transactions are also recognized currently in income. Total foreign currency gains and losses for each of the three years ended October 31, 2004 do not exceed $0.1 million.

Fair Value of Financial Instruments

     We believe that the carrying amounts of cash and cash equivalents, accounts receivable, notes receivable from shareholders, accounts payable, and fixed-rate long-term obligations approximate fair value due to the short maturity of these financial instruments.

Derivative Financial Instruments

     We do not presently engage in derivative or hedging activities. In addition, we have reviewed agreements and contracts and have determined that we have no derivative instruments, nor do any of our agreements and contracts contain embedded derivative instruments, as of October 31, 2004.

Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151), to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for the Company’s fiscal year beginning November 1, 2005. We are in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on our overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. We do not expect the adoption of SFAS 153 will have a significant impact on our overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). Statement 123(R) is effective for the interim period that begins August 1, 2005. As a public company, we are allowed to select from three alternative transition methods—each having different reporting implications. We have not completed our evaluation or determined the impact of adopting SFAS 123(R).

Comprehensive Income

     Comprehensive income is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders. There was no significant difference between comprehensive income and net income for the fiscal years ended October 31, 2004, 2003, and 2002.

Reclassifications

     Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.

3. Inventories

     Inventories consist of the following (in thousands):

	October 31,
	2004	2003
Fresh fruit	$3,424	$2,918
Packing supplies and ingredients	2,081	1,974
Finished processed foods	5,870	3,129

	$11,375	$8,021

     Cost of goods sold for fiscal year 2004, 2003, and 2002 includes inventory write-downs of $285,000, $82,000 and $63,000. Write-downs in fiscal year 2004 primarily related to improper handling of product, which we believe related to a subcontractor’s error. We are currently in discussions with such subcontractor regarding the handling of our product and will recognize recoveries, if any, when realized. For fiscal years 2003 and 2002, our write-downs were primarily related to reduced customer demand and the discontinuance of various supplies for certain processed avocado products.

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

4. Property, Plant, and Equipment

     Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2004	2003
Land	$948	$1,177
Buildings and improvements	13,342	9,800
Leasehold improvements	228	176
Equipment	28,387	23,680
Information systems - Hardware and software	3,927	3,001
Construction in progress	1,675	5,054

	48,507	42,888
Less accumulated depreciation and amortization	(31,080)	(29,767)

	$17,427	$13,121

     The net book value of our corporate headquarters building, totaling approximately $1.7 million, is recorded as Building held for sale in the accompanying balance sheet. See note 15 for further discussion. Depreciation expense was $2.6 million, $2.0 million and $2.0 million for fiscal years 2004, 2003, and 2002.

5. Other Assets

     During 1999, we established a Grower Development Program whereby funds could be advanced to growers in exchange for their commitment to deliver a minimum volume of avocados on an annual basis. As of October 31, 2004 and 2003, total cumulative advances made to growers subject to this program totaled approximately $2,113,000, and we advanced no additional amounts in fiscal year 2004 pursuant to this program. Advances are amortized, through fiscal year 2006, to cost of goods sold over the term of the related agreement. The financial statements for fiscal years 2004, 2003 and 2002 include a charge of approximately $322,000, $308,000 and $293,000 representing the amortization of these advances.

6. Short-Term Borrowings

     In January 2004, we renewed our two short-term, non-collateralized, revolving credit facilities. These credit facilities expire in January 2006 and April 2006 and are with separate banks. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $24 million, with a weighted-average interest rate of 2.9% and 2.0% at October 31, 2004 and 2003. Under these credit facilities, we had $2 million and $0 outstanding as of October 31, 2004 and 2003. The credit facilities contain various financial covenants with which we were in compliance at October 31, 2004.

7. Employee Benefit Plans

     We sponsor two defined contribution retirement plans for salaried and hourly employees. Expenses for these plans approximated $409,000, $411,000, and $402,000 for fiscal years 2004, 2003 and 2002, which are included in selling, general and administrative expenses in the accompanying financial statements.

     We also sponsor a non-qualified defined benefit plan for two retired executives. Pension expenses and actuarial losses approximated $49,000, $59,000, and $126,000 for the years ended October 31, 2004, 2003, and 2002, which are included in selling, general and administrative expenses in the accompanying financial statements.

     Components of the change in projected benefit obligation for fiscal year ends consist of the following (in thousands):

	2004	2003
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$506	$502
Interest cost	30	32
Actuarial loss	19	27
Benefits paid	(55)	(55)

Projected benefit obligation at end of year (unfunded)	$500	$506

     The following is a reconciliation of the unfunded status of the plans at fiscal year ends included in accrued expenses (in thousands):

	2004	2003
Projected benefit obligation	$500	$506
Unrecognized net (gain) loss	—	(49)

Recorded pension liabilities	$500	$457

     Significant assumptions used in the determination of pension expense consist of the following:

	2004	2003	2002
Discount rate on projected benefit obligation	6.25%	6.25%	6.75%

8. Commitments and Contingencies

Commitments and guarantees

     We lease facilities and certain equipment under non cancelable operating leases expiring at various dates through 2009. We are committed to make minimum cash payments under these agreements as of October 31, 2004 as follows (amounts in thousands):

2005	$862
2006	836
2007	616
2008	273
2009	1

$2,588

     Rental expenses amounted to approximately $1,121,000, $1,163,000, and $1,296,000 for the years ended October 31, 2004, 2003, and 2002.

     We indemnify our directors and have the power to indemnify each of our officers, employees and other agents, to the maximum extent permitted by applicable law. The maximum amount of potential future payments under such indemnifications is not determinable. No amounts have been accrued in the accompanying financial statements.

     In June 2003, in order to facilitate the operations of one of our processed avocado product suppliers, we entered into a contract guaranteeing payment of certain invoices rendered to such supplier. The term of this guarantee is from June 2003 through December 2004, but can be cancelled at any time at our discretion. Additionally, the maximum amount subject to guarantee at any one time cannot exceed $90,000. As of October 31, 2004, no amounts or orders were outstanding and all amounts owed by such supplier related to this guarantee have been remitted. We did not record a liability at inception related to this guarantee contract as we do not believe that we will make any future payments under such guarantee and the fair value was insignificant.

Litigation

     We are not involved in litigation which we believe will have a material adverse impact on our financial statements.

9. Related-Party Transactions

     We sell papayas procured from an entity owned by the Chairman of our Board of Directors and CEO. Sales of papayas amounted to approximately $6,846,000, $2,920,000, and $2,658,000 for the years ended October 31, 2004, 2003, and 2002, resulting in gross margins of approximately $864,000, $281,000 and $272,000. Net amounts due to this entity approximated $113,000, $278,000, and $119,000 at October 31, 2004, 2003, and 2002.

     Certain members of our Board of Directors market avocados through Calavo pursuant to our customary marketing agreements. During the years ended October 31, 2004 and 2003, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors, was $4.7 million and $4.5 million. Accounts payable to these Board members were $0.3 million and $0.3 million as of October 31, 2004 and 2003.

10. Income Taxes

     The income tax provision consists of the following for the years ended October 31 (in thousands):

	2004	2003	2002
Current:
Federal	$3,018	$3,639	$4,540
State	844	825	1,181
Foreign	25	81	572

Total current	3,887	4,545	6,293
Deferred	(320)	(226)	(566)

Total income tax provision	$3,567	$4,319	$5,727

     At October 31, 2004 and 2003, gross deferred tax assets totaled approximately $2,061,000 and $1,634,000, while gross deferred tax liabilities totaled approximately $1,126,000 and $672,000. Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes. Significant components of our deferred taxes as of October 31, 2004 and 2003 are as follows:

	2004	2003
Allowances for accounts receivable	$679	$543
Inventories	647	273
State taxes	257	271
Accrued liabilities	192	292

Current deferred income taxes	1,775	1,379

Property, plant, and equipment	(739)	(614)
Intangible assets	(339)	—
Retirement benefits	217	197
Other	21	—

Long-term deferred income taxes	$(840)	$(417)

     A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income is as follows:

	2004	2003	2002
Federal statutory tax rate	35%	35%	35%
State taxes, net of federal effects	5	4	6
Foreign income taxes greater (less) than U.S.	(3)	(1)	2
Benefit of lower federal tax brackets	(1)	(1)	(1)
Other	—	1	3

	36%	38%	45%

     We intend to reinvest our foreign earnings, which approximated $2.4 million at October 31, 2004, indefinitely. As a result, we have not provided any deferred income taxes on such unremitted earnings.

     For fiscal years 2004 and 2003, income before income taxes related to domestic operations was approximately $9.0 million and $11.1 million. For fiscal years 2004 and 2003, income before income taxes related to foreign operations was approximately $0.8 million and $0.4 million.

     We are currently under examination by the Internal Revenue Service for the years ended October 31, 2002 and October 31, 2003, as well as the Mexican tax authorities for the tax year ended December 31, 2002. We do not believe that the settlement of such examinations will have a material adverse impact on our financial statements.

11. Segment Information

     We operate and track results in three reportable segments — California avocados, international avocados and perishable foods products, and processed products. These three business segments are presented based on our management structure and information used by our president to measure performance and allocate resources. The California avocados segment includes all operations that involve the distribution of avocados grown in California. The international avocados and perishable foods products segment includes both operations related to distribution of fresh avocados grown outside of California and distribution of other perishable food items. Additionally, the results of operations related to Maui have also been included in international avocados and perishable foods products segment. The processed products segment represents all operations related to the purchase, manufacturing, and distribution of processed avocado products. Those costs that can be specifically identified with a particular product line are charged directly to that product line. Costs that are not segment specific are generally allocated based on five-year average sales dollars. We do not allocate assets or specifically identify them to our operating segments.

		International
		avocados
		and
		perishable
	California	food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
	(All amounts are presented in thousands)
Year ended October 31, 2004
Net sales	$163,486	$94,423	$32,749	$(16,440)	$274,218
Cost of sales	146,384	89,465	29,405	(16,440)	248,814

Gross margin	17,102	4,958	3,344	—	25,404
Selling, general and administrative	7,190	3,850	4,880	—	15,920
Restructuring charge	—	—	185	—	185

Operating income (loss)	9,912	1,108	(1,721)	—	9,299
Other income, net	334	125	19	—	478

Income (loss) before provision (benefit) for income taxes	10,246	1,233	(1,702)	—	9,777
Provision (benefit) for income taxes	3,738	450	(621)	—	3,567

Net income (loss)	$6,508	$783	$(1,081)	$—	$6,210

Year ended October 31, 2003
Net sales	$149,635	$75,347	$32,360	$(10,581)	$246,761
Cost of sales	134,762	69,890	27,343	(10,581)	221,414

Gross margin	14,873	5,457	5,017	—	25,347
Selling, general and administrative	6,705	2,951	4,995	—	14,651
Restructuring charge	—	—	106	—	106

Operating income (loss)	8,168	2,506	(84)	—	10,590
Other income, net	714	162	13	—	889

Income (loss) before provision (benefit) for income taxes	8,882	2,668	(71)	—	11,479
Provision (benefit) for income taxes	3,341	1,004	(26)	—	4,319

Net income (loss)	$5,541	$1,664	$(45)	$—	$7,160

Year ended October 31, 2002
Net sales	$165,077	$59,083	$29,960	$(11,449)	$242,671
Cost of sales	147,796	55,372	25,129	(11,449)	216,848

Gross margin	17,281	3,711	4,831	—	25,823
Selling, general and administrative	6,729	2,779	4,373	—	13,881

Operating income	10,552	932	458	—	11,942
Other income (expense), net	523	256	(79)	—	700

Income before provision for income taxes	11,075	1,188	379	—	12,642
Provision for income taxes	5,017	538	172	—	5,727

Net income	$6,058	$650	$207	$—	$6,915

The following table sets forth sales by product category, by segment (in thousands):

	Year ended October 31, 2004
		International
		avocados and
	California	perishable food	Processed
	avocados	products	products	Total
Third-party sales:
California avocados	$150,159	$—	$—	$150,159
Imported avocados	—	54,589	—	54,589
Papayas	—	6,846	—	6,846
Specialities and tropicals	—	14,233	—	14,233
Processed - food service	—	—	27,352	27,352
Processed - retail and club	—	—	4,285	4,285

Total fruit and product sales to third-parties	150,159	75,668	31,637	257,464
Freight and other charges	11,946	10,968	534	23,448

Total third-party sales	162,105	86,636	32,171	280,912
Less sales incentives	(131)	(48)	(6,515)	(6,694)

Total net sales to third-parties	161,974	86,588	25,656	274,218
Intercompany sales	1,512	7,835	7,093	16,440

Net sales before eliminations	$163,486	$94,423	$32,749	290,658

Intercompany sales eliminations				(16,440)

Consolidated net sales				$274,218

	Year ended October 31, 2003
		International
		avocados and
	California	perishable food	Processed
	avocados	products	products	Total
Third-party sales:
California avocados	$140,795	$—	$—	$140,795
Imported avocados	—	56,306	—	56,306
Papayas	—	2,920	—	2,920
Specialities and tropicals	—	30	—	30
Processed - food service	—	—	28,545	28,545
Processed - retail and club	—	—	5,165	5,165

Total fruit and product sales to third-parties	140,795	59,256	33,710	233,761
Freight and other charges	8,997	10,079	290	19,366

Total third-party sales	149,792	69,335	34,000	253,127
Less sales incentives	(157)	(251)	(5,958)	(6,366)

Total net sales to third-parties	149,635	69,084	28,042	246,761
Intercompany sales	—	6,263	4,318	10,581

Net sales before eliminations	$149,635	$75,347	$32,360	257,342

Intercompany sales eliminations				(10,581)

Consolidated net sales				$246,761

	Year ended October 31, 2002
		International
		Avocados and
	California	Perishable Food	Processed
	Avocados	Products	Products	Total
Third-party sales:
California avocados	$153,878	$—	$—	$153,878
Imported avocados	—	43,715	—	43,715
Papayas	—	2,658	—	2,658
Specialities and tropicals	—	42	—	42
Processed - food service	—	—	24,964	24,964
Processed - retail and club	—	—	5,141	5,141

Total fruit and product sales to third-parties	153,878	46,415	30,105	230,398
Freight and other charges	11,381	7,540	217	19,138

Total third-party sales	165,259	53,955	30,322	249,536
Less sales incentives	(182)	(150)	(6,533)	(6,865)

Total net sales to third-parties	165,077	53,805	23,789	242,671
Intercompany sales	—	5,278	6,171	11,449

Net sales before eliminations	$165,077	$59,083	$29,960	254,120

Intercompany sales eliminations				(11,449)

Consolidated net sales				$242,671

     Long-lived assets attributed to geographic areas as of October 31 are as follows (in thousands):

	United States	Mexico	Consolidated
2004	$11,761	$12,697	$24,458
2003	$9,951	$6,939	$16,890

     Sales to customers outside the United States were approximately $16.2 million, $15.7 million and $9.8 million for the three years ended October 31, 2004.

12. Stock-Based Compensation

     In November 2001, our Board of Directors approved two stock-based compensation plans.

The Directors Stock Option Plan

     Participation in the directors stock option plan is limited to members of our Board of Directors. The plan makes available to the Board of Directors, or a plan administrator, the right to grant options to purchase up to 3,000,000 shares of common stock. In connection with the adoption of the plan, the Board of Directors approved an award of fully vested options to purchase 1,240,000 shares of common stock at an exercise price of $5.00 per share.

     In January 2002, members of our Board of Directors elected to exercise options to purchase approximately 1,005,000 shares of common stock. The exercise price was paid by delivery of full-recourse promissory notes with a face value of $4,789,000 and by cash payments of approximately $236,000. These notes and the related security agreements provide, among other things, that each director pledge as collateral the shares acquired upon exercise of the stock option, as well as additional shares of common stock held by the directors with a value equal to 10% of the loan amount, if the exercise price was paid by means of a full-recourse note. The notes, which bear interest at 7% per annum, provide for annual interest payments with a final principal payment due March 1, 2007. Directors will be allowed to withdraw shares from the pledged pool of common stock prior to repayment of their notes, as long as the fair value of the remaining pledged shares is at least equal to 120% of the outstanding note balance. The notes have been presented as a reduction of shareholders’ equity as of October 31, 2004 and 2003.

     During fiscal 2004, directors made principal payments of $416,000 related to these notes and we have recorded interest income of $189,000. During fiscal 2003, directors made principal payments of $1,661,000 related to these notes and we have recorded interest income of $269,000. As of October 31, 2004, we have accrued interest receivable of $109,000 related to these notes, which is included in prepaid expenses and other current assets.

     In December 2003, our Board of Directors approved the issuance of options to acquire a total of 50,000 shares of our common stock to two members of our Board of Directors. Each option to acquire 25,000 shares vests in substantially equal installments over a three-year period, has an exercise price of $7.00 per share, and has a term of five years from the grant date. The market price of our common stock at the grant date was $10.01. In accordance with APB 25, we are recording compensation expense of approximately $151,000 over the vesting period of three years from the grant date. During fiscal year 2004, we recognized $46,000 of compensation expense with respect to stock option awards pursuant to APB 25.

     A summary of stock option activity follows (shares in thousands):

	Year ended October 31, 2003
		Weighted-Average
	Number of Shares	Exercise Price
Outstanding at beginning of period	200	$5.00
Exercised	(95)	5.00

Outstanding at end of period	105	$5.00

Exercisable at end of period	105	$5.00

	Year ended October 31, 2004
		Weighted-Average
	Number of Shares	Exercise Price
Outstanding at beginning of period	105	$5.00
Granted	50	7.00

Outstanding at end of period	155	$5.65

Exercisable at end of period	105	$5.00

Weighted-average fair value of options granted during the year		$3.02

     The following table summarizes stock options outstanding and exercisable at October 31, 2004 (shares in thousands):

	Outstanding
		Average
		Remaining
Range of	Number of	Contractual Life	Weighted-Average
Exercise Prices	Shares	(Years)	Exercise Price
$ 5.00 — $7.00	155	2.73	$5.65

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

     The purchase price was paid by delivery of full-recourse promissory notes with a face value of $1,352,000 and by cash payments of approximately $600,000. These notes and the related security agreements provide, among other things, that each employee pledge as collateral the shares acquired. The notes, which bear interest at 7% per annum, provide for annual interest and principal payments for a period of two to four years. The notes have been presented as a reduction of shareholders’ equity as of October 31, 2004 and October 2003.

     During fiscal 2003, employees made principal payments of $496,000 related to these notes, and we have recorded interest income of $97,000. During fiscal 2004, employees made principal payments of $263,000 related to these notes, and we have recorded interest income of $46,000. As of October 31, 2004, we have accrued interest receivable of $25,000 related to these notes, which is included in prepaid expenses and other current assets.

13. Dividends

     In January 2005, we paid a $0.30 per share dividend in the aggregate amount of $4,052,000 to shareholders of record on November 15, 2004. In January 2004, we paid a $0.25 per share dividend in the aggregate amount of $3,376,000 to shareholders of record on November 17, 2003.

14. Processed Product Segment Restructuring

     In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan called for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan, Mexico. We believe that this restructuring will provide cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The Uruapan facility commenced operations in February 2004 and the Santa Paula and Mexicali facilities were closed in February 2003 and August 2004.

     For Fiscal year 2004, we have incurred costs related to this restructuring approximating $1,013,000. Our income statement for the year ended October 31, 2004 includes $741,000 as cost of sales, $185,000 as special charges, and $87,000 as selling, general and administrative expenses. These costs are comprised of the following components as of and for the year ended October 31, 2004:

				Reserves
	Restructuring	Amounts	Non-cash	remaining
(in thousands)	charges	paid	charges	to be utilized
Special charges - employee separation costs	$185	$(185)	$—	$—
Selling, general and administrative - freight	87	(87)	—	—
Cost of sales - facility operating costs	741	(672)	(69)	—

	$1,013	$(944)	$(69)	$—

     Special charges recorded during the year ended October 31, 2004 consist entirely of employee separation costs. All employee separation costs were paid in cash and represent final payments to 93 production and 8 managerial/administrative employees formerly working at our Mexicali processing facility. We have not recorded a significant charge relating to the write-down of production assets being held at our Mexicali production facility, as substantially all such assets were re-commissioned at our new facility in Uruapan or their carrying value was less than their fair value.

15. Corporate Headquarters Building

     In August 2004, we entered into an agreement to sell our corporate headquarters building located in Santa Ana, California for $3.4 million. Such transaction, however, fell out of escrow in November 2004. Then, in December 2004, we re-entered escrow, with a different buyer, to sell our corporate headquarters building for the same sales price. Escrow related to such transaction is expected to close in the second quarter of fiscal 2005, which is when we expect to complete the move of our corporate headquarters. We estimate that this transaction will result in a pre-tax gain on sale of approximately $3.0 million, if such transaction is consummated according to terms. We currently plan to relocate our corporate offices to Santa Paula, California.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Calavo Growers, Inc.
Santa Ana, CA

     We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. and subsidiaries (the “Company”) as of October 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15 (a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calavo Growers, Inc. and subsidiaries as of October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

January 12, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer. This evaluation related to the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

     There were no significant changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     None

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

Item 13. Certain Relationships and Related Transactions

     We sell papayas procured from an entity owned by the Chairman of our Board of Directors and CEO. Sales of papayas amounted to approximately $6,846,000, $2,920,000, and $2,658,000 for the years ended October 31, 2004, 2003, and 2002, resulting in gross margins of approximately $864,000, $281,000 and $272,000. Net amounts due to this entity approximated $113,000, $278,000, and $119,000 at October 31, 2004, 2003, and 2002.

     Certain members of our Board of Directors market avocados through Calavo pursuant to our customary marketing agreements. During the years ended October 31, 2004 and 2003, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors, was $4.7 million and $4.5 million. Accounts payable to these Board members were $0.3 million and $0.3 million as of October 31, 2004 and 2003.

     Additional information required by Item 404 of Regulation S-K is incorporated herein by reference to the section of the Proxy Statement entitled “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant’s Fees and Services

     Information required by this Item is incorporated herein by reference to the section of the Proxy Statement entitled “Principal Accountant Fees and Services.”

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

The following consolidated financial statements as of October 31, 2004 and 2003 and for each of the three years in the period ended October 31, 2004 are included herewith:

Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity, Notes to Consolidated Financial Statements, and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

(2) Supplemental Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit
Number	Description
2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.*
2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo
3.1	Articles of Incorporation of Calavo Growers, Inc.*
3.2	Amended and Restated Bylaws of Calavo Growers, Inc.****
10.1	Form of Marketing Agreement for Calavo Growers, Inc.
10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California.*
10.3	Lease Agreement (undated) between Tede S.A. de C.V., a Mexican corporation, and Calavo Foods de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated October 25, 1994.*
10.4	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.*
10.5	Lease Intended as Security dated as of September 1, 2000 Between Banc of America Leasing & Capital, LLC, a Delaware limited liability company, and Calavo Growers of California.*
10.6	Business Loan Agreement dated as of April 20, 1999 between Bank of America National Trust and Savings Association and Calavo Growers of California.*
10.7	Amendment No. 2 to Business Loan Agreement (undated) Between Bank of America N.A. (formerly Bank of America National Trust and Savings Association) and Calavo Growers of California.*

Exhibit
Number	Description
10.8	Reimbursement Agreement dated as of September 1, 1985 Between Security Pacific National Bank and Calavo Growers of California.*
10.9	Amendment No. Two to Reimbursement Agreement dated as of August 22, 1995 between Bank of America National Trust and Savings Association (as successor to Security Pacific National Bank) and Calavo Growers of California.*
10.10	Amendment No. Three to Reimbursement Agreement dated as of October 18, 2000 between Bank of America, N.A. (formerly Bank of America National Trust and Savings Association) and Calavo Growers of California.*
10.11	Master Loan Agreement dated as of June 15, 2000 between CoBank, ACB and Calavo Growers of California, including Attached Revolving Credit Supplement dated June 15, 2000 Between CoBank, ACB and Calavo Growers of California.*
10.12	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California.*
10.13	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California.*
10.14	2001 Stock Option Plan for Directors.**
10.15	2001 Stock Purchase Plan for Officers and Employees.**
10.16	Line of Credit Agreement between Farm Credit West, PCA and Calavo Growers, Inc., dated January 22, 2004
10.17	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated January 30, 2004
21.1	Subsidiaries of Calavo Growers, Inc.*
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

**	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

***	Previously filed on August 15, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

****	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

(b)	Exhibits

     See subsection (a) (3) above.

(c)	Financial Statement Schedules

     See subsection (a) (1) and (2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 12, 2005.

CALAVO GROWERS, INC
By:	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 12, 2005 by the following persons on behalf of the registrant and in the capacities indicated:

Signature /s/ Lecil E. Cole Lecil E. Cole	Title Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

/s/ Arthur J. Bruno Arthur J. Bruno	Chief Operating Officer, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

/s/ Donald M. Sanders Donald M. Sanders	Director

/s/ Fred J. Ferrazzano Fred J. Ferrazzano	Director

/s/ John M. Hunt John M. Hunt	Director

/s/ George H. Barnes George H. Barnes	Director

/s/ J. Link Leavens J. Link Leavens	Director

/s/ Alva V. Snider Alva V. Snider	Director

/s/ Michael D. Hause Michael D. Hause	Director

/s/ Dorcas H. McFarlane Dorcas H. McFarlane	Director

/s/ Scott Van Der Kar Scott Van Der Kar	Director

SCHEDULE II

CALAVO GROWERS, INC.

VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Fiscal year	Balance at			Balance at
	ended	beginning			end
	October 31:	of year	Additions(1)	Deductions(2)	of year
Allowance for customer deductions	2002	515	4,885	5,139	261
	2003	261	4,108	3,710	659
	2004	659	7,698	7,335	1,022

Allowance for doubtful accounts	2002	9	35	19	25
	2003	25	19	3	41
	2004	41	25	1	65

(1)	Charged to net sales (customer deductions) or costs and expenses (doubtful accounts).

(2)	Write-off of assets

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.*
2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo
3.1	Articles of Incorporation of Calavo Growers, Inc.*
3.2	Amended and Restated Bylaws of Calavo Growers, Inc.****
10.1	Form of Marketing Agreement for Calavo Growers, Inc.
10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California.*
10.3	Lease Agreement (undated) between Tede S.A. de C.V., a Mexican corporation, and Calavo Foods de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated October 25, 1994.*
10.4	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.*
10.5	Lease Intended as Security dated as of September 1, 2000 between Banc of America Leasing & Capital, LLC, a Delaware limited liability company, and Calavo Growers of California.*
10.6	Business Loan Agreement dated as of April 20, 1999 between Bank of America National Trust and Savings Association and Calavo Growers of California.*
10.7	Amendment No. 2 to Business Loan Agreement (undated) between Bank of America N.A. (formerly Bank of America National Trust and Savings Association) and Calavo Growers of California.*
10.8	Reimbursement Agreement dated as of September 1, 1985 between Security Pacific National Bank and Calavo Growers of California.*
10.9	Amendment No. Two to Reimbursement Agreement dated as of August 22, 1995 between Bank of America National Trust and Savings Association (as successor to Security Pacific National Bank) and Calavo Growers of California.*
10.10	Amendment No. Three to Reimbursement Agreement dated as of October 18, 2000 between Bank of America, N.A. (formerly Bank of America National Trust and Savings Association) and Calavo Growers of California.*
10.11	Master Loan Agreement dated as of June 15, 2000 between CoBank, ACB and Calavo Growers of California, including attached Revolving Credit Supplement dated June 15, 2000 between CoBank, ACB and Calavo Growers of California.*
10.12	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California.*

Exhibit
Number	Description
10.13	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 between Egidio Carbone, Jr. and Calavo Growers of California.*
10.14	2001 Stock Option Plan for Directors.**
10.15	2001 Stock Purchase Plan for Officers and Employees.**
10.16	Line of Credit Agreement between Farm Credit West, PCA and Calavo Growers, Inc., dated January 22, 2004
10.17	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated January 30, 2004
21.1	Subsidiaries of Calavo Growers, Inc.*
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

**	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

***	Previously filed on August 15, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

****	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.