Form 10-Q
period 2005-01-31
CALAVO GROWERS INC
filed 2005-03-14
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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
Yes ☑ No ☐

Registrant’s number of shares of common stock outstanding as of January 31, 2005 was 13,506,833.

CAUTIONARY STATEMENT

     This Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “will,” and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: increased competition, conducting substantial amounts of business internationally, pricing pressures on agricultural products, adverse weather and growing conditions confronting avocado growers, new governmental regulations, as well as other risks and uncertainties, including but not limited to those set forth in Part I., Item 1 under the caption “Certain Business Risks” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004, and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events, or otherwise.

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	January 31,	October 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$511	$636
Accounts receivable, net of allowances of $1,228 (2005) and $1,087 (2004)	18,728	21,131
Inventories, net	11,273	11,375
Prepaid expenses and other current assets	4,757	4,598
Loans to growers	246	209
Advances to suppliers	248	2,413
Income taxes receivable	1,699	803
Deferred income taxes	1,775	1,775

Total current assets	39,237	42,940
Property, plant, and equipment, net	17,365	17,427
Building held for sale	1,658	1,658
Goodwill	3,591	3,591
Other assets	1,589	1,782

	$63,440	$67,398

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$2,784	$5,789
Trade accounts payable	2,245	2,490
Accrued expenses	12,127	8,234
Short-term borrowings	3,000	2,000
Dividend payable	—	4,052
Current portion of long-term obligations	21	22

Total current liabilities	20,177	22,587
Long-term liabilities:
Long-term obligations, less current portion	20	34
Deferred income taxes	840	840

Total long-term liabilities	860	874
Commitments and contingencies Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 13,507 (2005) and 13,507 (2004) issued and outstanding	14	14
Additional paid-in capital	28,835	28,822
Notes receivable from shareholders	(2,883)	(2,883)
Retained earnings	16,437	17,984

Total shareholders’ equity	42,403	43,937

	$63,440	$67,398

See accompanying notes to consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three months ended
	January 31,
	2005	2004
Net sales	$47,671	$49,043
Cost of sales	45,719	45,959

Gross margin	1,952	3,084
Selling, general and administrative	4,513	3,687

Operating loss	(2,561)	(603)
Other income, net	82	114

Loss before benefit for income taxes	(2,479)	(489)
Benefit for income taxes	(932)	(195)

Net loss	$(1,547)	$(294)

Net loss per share:
Basic	$(0.11)	$(0.02)

Diluted	$(0.11)	$(0.02)

Number of shares used in per share computation:
Basic	13,507	13,469

Diluted	13,507	13,469

See accompanying notes to consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	January 31,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(1,547)	$(294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	828	452
Stock compensation expense	13	8
Provision for losses on accounts receivable	4	25
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	2,399	(3,569)
Inventories, net	102	(2,518)
Prepaid expenses and other assets	4	(302)
Loans to growers	(37)	(10)
Advances to suppliers	2,165	173
Income taxes receivable	(896)	(262)
Payable to growers	(3,005)	2,645
Trade accounts payable and accrued expenses	3,648	1,668
Income taxes payable	—	(51)

Net cash provided by (used in) operating activities	3,678	(2,035)
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(736)	(2,823)

Net cash used in investing activities	(736)	(2,823)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(4,052)	(3,376)
Proceeds from short-term borrowings, net	1,000	3,500
Collection on notes receivable	—	26
Payments on long-term obligations	(15)	(4)

Net cash provided by (used in) financing activities	(3,067)	146

Net decrease in cash and cash Equivalents	(125)	(4,712)
Cash and cash equivalents, beginning of period	636	5,375

Cash and cash equivalents, end of period	$511	$663

Supplemental Information -
Cash paid during the year for:
Interest	$27	$13

Income taxes	$17	$59

Noncash Investing and Financing Activities:

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

See accompanying notes to consolidated condensed financial statements.

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

     The accompanying consolidated condensed financial statements are unaudited. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position, results of operations, and cash flows. Such adjustments consist of adjustments of a normal recurring nature. Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year. Our operations are sensitive to a number of factors, including weather-related phenomena and their effects on industry volumes, prices, product quality, and costs. Operations are also sensitive to fluctuations in currency exchange rates in both sourcing and selling locations, as well as economic crises and security risks in developing countries. These statements should also be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

Recent Accounting Standards

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). SFAS 123(R) is effective for the interim period that begins August 1, 2005. As

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

a public company, we are allowed to select from three alternative transition methods—each having different reporting implications. We have not completed our evaluation or determined the impact of adopting SFAS 123(R).

     In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1 — Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (2004 Act). This FSP provides guidance on the application of SFAS No. 109 to the provisions of the tax deduction on qualified production activities contained within the 2004 Act. FSP 109-1 states that the manufacturers’ deduction should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. We adopted the provisions of FSP 109-1 during our first fiscal quarter of 2005. Adoption of FSP 109-1 did not have a significant effect on our financial position or results of operations.

     In December 2004, the FASB issued FSP FAS 109-2 — Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance for the repatriation provisions included in the 2004 Act. The 2004 Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. As a result, FSP 109-2 provides an exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment. Accordingly, an entity is allowed additional time beyond the financial reporting period of enactment to evaluate the effect of the 2004 Act on its plan for repatriation of foreign earnings. We adopted the provisions of FSP 109-2 during our first fiscal quarter of 2005. Adoption of FSP 109-2 did not have a significant effect on our financial position or results of operations.

Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

     During our first quarter ended January 31, 2005, we recognized $13,000 of compensation expense with respect to stock option awards pursuant to APB 25. Had compensation cost for stock option awards been determined based on the fair value of each award at its grant date, consistent with the provisions of SFAS No. 123, the Company’s pro forma net loss and net loss per share would have been as follows (dollars in thousands, except per share amounts):

	Three months ended,
	January 31,
	2005	2004
Net loss:
As reported	$(1,547)	$(294)
Add: Total stock-based compensation expense determined under APB 25 and related interpretations, net of tax effects	8	8
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(8)	(8)

Pro forma	$(1,547)	$(294)

Net loss per share, as reported:
Basic	$(0.11)	$(0.02)
Diluted	$(0.11)	$(0.02)

Net loss per share, pro forma:
Basic	$(0.11)	$(0.02)
Diluted	$(0.11)	$(0.02)

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

2. Information regarding our operations in different segments

     We operate and track results in three reportable segments — California avocados, international avocados and perishable foods products, and processed products. These three business segments are presented based on our management structure and information used by our president to measure performance and allocate resources. The California avocados segment includes all operations that involve the distribution of avocados grown in California. The international avocados and perishable foods products segment includes both operations related to distribution of fresh avocados grown outside of California, papayas, and the distribution of other perishable food items. The processed products segment represents all operations related to the purchase, manufacturing, and distribution of processed avocado products. Those costs that can be specifically identified with a particular product line are charged directly to that product line. Costs that are not segment specific are generally allocated based on two-year average sales dollars. We do not allocate assets or specifically identify them to our operating segments.

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
	(in thousands)
Three months ended January 31, 2005
Net sales	$8,677	$36,387	$7,502	$(4,895)	$47,671
Cost of sales	8,685	34,935	6,994	(4,895)	45,719

Gross margin (deficit)	(8)	1,452	508	—	1,952
Selling, general and administrative	1,773	1,386	1,354	—	4,513

Operating income (loss)	(1,781)	66	(846)	—	(2,561)
Other income (expense), net	56	29	(3)	—	82

Income (loss) before provision (benefit) for income taxes	(1,725)	95	(849)	—	(2,479)
Provision (benefit) for income taxes	(649)	36	(319)	—	(932)

Net income (loss)	$(1,076)	$59	$(530)	$—	$(1,547)

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
			(in thousands)
Three months ended January 31, 2004
Net sales	$10,228	$34,888	$7,060	$(3,133)	$49,043
Cost of sales	10,100	32,718	6,274	(3,133)	45,959

Gross margin	128	2,170	786	—	3,084
Selling, general and administrative	1,575	995	1,117	—	3,687

Operating income (loss)	(1,447)	1,175	(331)	—	(603)
Other income (expense), net	83	28	3	—	114

Income (loss) before provision (benefit) for income taxes	(1,364)	1,203	(328)	—	(489)
Provision (benefit) for income taxes	(545)	481	(131)	—	(195)

Net income (loss)	$(819)	$722	$(197)	$—	$(294)

     The following table sets forth sales by product category, by segment (in thousands):

	Three months ended January 31, 2005				Three months ended January 31, 2004
		International				International
		avocados and				avocados and
		perishable				perishable
	California	food	Processed		California	food	Processed
	avocados	products	products	Total	Avocados	products	products	Total
Third-party sales:
California avocados	$7,545	$—	$—	$7,545	$9,555	$—	$—	$9,555
Imported avocados	—	24,074	—	24,074	—	23,545	—	23,545
Papayas	—	1,820	—	1,820	—	1,640	—	1,640
Specialties and Tropicals	—	3,449	—	3,449	—	3,979	—	3,979
Processed — food service	—	—	6,025	6,025	—	—	6,554	6,554
Processed — retail and club	—	—	1,406	1,406	—	—	950	950

Total fruit and product sales to third parties	7,545	29,343	7,431	44,319	9,555	29,164	7,504	46,223
Freight and other charges	599	4,467	(64)	5,002	702	3,725	68	4,495

Total third-party sales	8,144	33,810	7,367	49,321	10,257	32,889	7,572	50,718
Less sales incentives	(17)	—	(1,633)	(1,650)	(29)	(46)	(1,600)	(1,675)

Total net sales to third parties	8,127	33,810	5,734	47,671	10,228	32,843	5,972	49,043
Intercompany sales	550	2,577	1,768	4,895	—	2,045	1,088	3,133

Net sales before eliminations	$8,677	$36,387	$7,502	52,566	$10,228	$34,888	$7,060	52,176

Intercompany sales eliminations.				(4,895)				(3,133)

Consolidated net sales				$47,671				$49,043

     3. Inventories

          Inventories consist of the following (in thousands):

	January 31,	October 31,
	2005	2004
Fresh fruit	$3,661	$3,424
Packing supplies and ingredients	2,040	2,081
Finished processed foods	5,572	5,870

	$11,273	$11,375

     During the three month periods ended January 31, 2005 and 2004, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. Related Party transactions

     We sell papayas obtained from an entity owned by our Chairman of the Board of Directors, Chief Executive Officer and President. Sales of papayas procured from the related entity amounted to approximately $1,820,000 and $1,640,000 for the three months ended January 31, 2005 and 2004, resulting in gross margins of approximately $261,000 and $183,000. Net amounts due to this entity approximated $91,000 and $113,000 at January 31, 2005 and October 31, 2004.

     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended January 31, 2005 and 2004, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was approximately $383,000 and $403,000.

5. Other assets

     Included in other assets in the accompanying consolidated financial statements are the following intangible assets: customer-related intangibles of $590,000 (accumulated amortization of $118,000 at January 31, 2005), brand name intangibles of $275,000 and other identified intangibles totaling $2,000 (accumulated amortization of $1,200 at January 31, 2005). The customer-related intangibles and other identified intangibles are being amortized over five and two years. The intangible asset related to the brand name currently has an indefinite remaining useful life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $89,000 for the remainder of fiscal 2005 and approximately $119,000 per annum for fiscal 2006 through fiscal 2008, with the remaining amortization expense of approximately $27,000 recorded in fiscal 2009.

6. Other events

Dividend payment

     On January 3, 2005, we paid a $0.30 per share dividend in the aggregate amount of $4,052,000 to shareholders of record on November 15, 2004.

Contingencies

     As previously reported, we are currently under examination by the Internal Revenue Service for the years ended October 31, 2002 and October 31, 2003, as well as the Mexican tax authorities (“Hacienda”) for the tax year ended December 31, 2000. During the first quarter of fiscal 2005, we received an assessment totaling approximately $2,000,000 from Hacienda related to the amount of income at our Mexican subsidiary. Based primarily on discussions with legal counsel, we believe that Hacienda’s position has no merit and that the Company will prevail. Accordingly, no amounts have been provided in the financial statements as of January 31, 2005. We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

7. Processed product segment restructuring

     In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan called for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan, Mexico. We believe that this restructuring will provide cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The Uruapan facility commenced operations in February 2004 and the Santa Paula and Mexicali facilities were closed in February 2003 and August 2004. For our first fiscal quarter 2005, we incurred costs related to this restructuring approximating $437,000, which is recorded in our income statement as both cost of sales ($298,000) and selling, general and administrative expenses ($139,000). We do not expect any additional costs related to this restructuring.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended October 31, 2004 of Calavo Growers, Inc. (we, Calavo, or the Company). Certain prior year amounts have been reclassified to conform with the current period presentation.

Recent Developments

Dividend payment

     On January 3, 2005, we paid a $0.30 per share dividend in the aggregate amount of $4,052,000 to shareholders of record on November 15, 2004.

Contingencies

     As previously reported, we are currently under examination by the Internal Revenue Service for the years ended October 31, 2002 and October 31, 2003, as well as the Mexican tax authorities (“Hacienda”) for the tax year ended December 31, 2000. During the first quarter of fiscal 2005, we received an assessment totaling approximately $2,000,000 from Hacienda related to the amount of income at our Mexican subsidiary. Based primarily on discussions with legal counsel, we believe that Hacienda’s position has no merit and that the Company will prevail. Accordingly, no amounts have been provided in the financial statements as of January 31, 2005. We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Processed product segment restructuring

     In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan called for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan, Mexico. We believe that this restructuring will provide cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The Uruapan facility commenced operations in February 2004 and the Santa Paula and Mexicali facilities were closed in February 2003 and August 2004. For our first fiscal quarter 2005, we incurred costs related to this restructuring approximating $437,000, which is recorded in our income statement as both cost of sales ($298,000) and selling, general and administrative expenses ($139,000). We do not expect any additional costs related to this restructuring.

Net Sales

     The following table summarizes our net sales by business segment:

	Three months ended January 31,
(in thousands)	2005	Change	2004
Net sales:
California avocados	$8,677	(15.2)%	$10,228
International avocados and perishable food products	36,387	4.3%	34,888
Processed products	7,502	6.3%	7,060
Eliminations	(4,895)		(3,133)

Total net sales	$47,671	(2.8)%	$49,043

As a percentage of net sales:
California avocados	17.1%		20.9%
International avocados and perishable food products	70.9%		67.0%
Processed products	12.0%		12.1%

	100.0%		100.0%

     Net sales for the first quarter of fiscal year 2005, compared to fiscal year 2004, decreased by $1.4 million, or 2.8%. Consistent with the historical seasonality of the California avocado harvest season, during which we typically receive the fewest pounds of California avocados, our California avocado business generated only 17.1% of our consolidated net sales for the first quarter, as compared to only 20.9% for the same prior year period. Our international avocados and perishable food products segment, however, showed revenue growth, driven primarily by additional sales related to increases in the volume of avocados being imported from Mexico and Chile. Such increases, however, were partially offset by decreases in our average selling price. Net sales generated by our processed products business are not subject to the seasonal effect experienced by our other operating segments. The decrease in sales to third parties delivered by our processed products business is due primarily to a decrease in average prices, partially offset by an increase in total pounds of product sold. We anticipate that sales generated from our California avocados and international avocados and perishable food products segments will continue to represent the majority of total net sales and the percentage of total net sales generated from these segments may increase in the future.

     Net sales by segment include value-added services billed by our Uruapan packinghouse and Mexicali processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.

California avocados

     Net sales delivered by the business decreased by approximately $2.1 million, or 15.2%, for the first quarter of fiscal year 2005 when compared to the same period for fiscal year 2004. The decrease in sales primarily reflects a decrease in pounds of avocados sold. Such decrease in pounds sold, totaling approximately 2.5 million, was primarily related to severe winter storms and an unanticipated increase in seasonal imports of Chilean sourced fruit during the period. Our market share of California avocados, however, remained strong during the first quarter of fiscal year 2005 at 44.6%. This is consistent with the 44.2% market share for the same prior year period.

     Despite the decrease in pounds of avocados sold, we did not experience a significant fluctuation in our average selling prices, on a per carton basis, of California avocados for the first quarter of fiscal year 2005 when compared to the corresponding period in the prior year.

     Our strategy is to continue to develop marketing opportunities that favorably position avocados packed by Calavo with our customers by emphasizing existing value-added services, such as fruit bagging and ripening. We believe these and other value-added strategies are critical elements in sustaining competitive average selling prices.

     We anticipate that our California avocado segment will experience a seasonal increase during the second fiscal quarter of 2005. In addition, we believe that the expected decrease in non-California sourced fruit will have a positive impact on average selling prices during the second fiscal quarter.

International and perishable food products

     For the fiscal quarter ended January 31, 2005, when compared to the same period for 2004, sales to third-party customers increased by approximately $1.0 million, or 3.0%, from $32.8 million to $33.8 million.

     The increased sales to third-parties by our international and perishable food products segment were primarily driven by the additional sales related to Chilean and Mexican grown avocados in the U.S., Japanese, and/or European marketplace. The volume of Chilean and Mexican fruit handled increased by 5.1 million pounds, or 60.0%, and 1.7 million pounds, or 12.0%, when compared to the same prior year period. Such increases, however, were partially offset by decreases in The Dominican Republic sourced fruit. For the three months ended January 31, 2005, the volume of The Dominican Republic fruit handled decreased by 1.1 million pounds, or 22.2%, when compared to the same prior year period.

     For the first fiscal quarter of 2005, average selling prices, on a per carton basis, for Chilean, Mexican, and The Dominican Republic avocados were 24.3%, 6.4%, and 28.2% lower when compared to the same prior year period. These reductions were primarily the result of an increase in seasonal imports of Chilean sourced fruit during the period.

     We anticipate that net sales for this segment related to Chilean and The Dominican Republic sourced fruit will decrease in the second fiscal quarter of 2005 compared to the first fiscal quarter of 2005. This is consistent with the seasonal nature of the availability of certain foreign sourced avocados in the U.S. marketplace. In November 2004, the USDA published a rule allowing Hass avocado imports from Mexico into all 50 states, with the exception of California, Florida, and Hawaii. The exception extends for two years. For the remaining 47 states, however, avocado exports start February 1, 2005. While we believe that we are well positioned to respond to such legislation, we are unable to project the impact, if any, the adoption of this new rule would have on our financial condition and results of operations.

Processed products

     For the quarter ended January 31, 2005, when compared to the same period for fiscal 2004, sales to third-party customers decreased by approximately $0.3 million, or 5.0%, from $6.0 million to $5.7 million. The decrease in third-party sales was primarily attributable to a decrease in sales prices, partially offset by an increase in total product pounds sold. During the first fiscal quarter of 2005, when compared to the same period for fiscal 2004, we experienced a decrease in average selling prices of $0.18 per pound, or 9.3%. Such decrease, however, was partially offset by an increase in pounds of product sold of approximately 177,000 pounds, or 5.7%.

     Our ultra high pressure products continue to experience solid demand. During the first quarter of fiscal 2005, sales of high pressure product totaled approximately $1.7 million, as compared to $1.3 million for the same prior year period. We believe that the introduction of these fresh guacamole products will, in the long-term, successfully address a growing market segment.

Gross Margins

     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three month periods ended January 31, 2005 and 2004:

	Three months ended January 31,
(in thousands)	2005	Change	2004
Gross margins:
California avocados	$(8)	(106.3)%	$128
International avocados and perishable food products	1,452	(33.1)%	2,170
Processed products	508	(35.4)%	786

Total gross margins	$1,952	(36.7)%	$3,084

Gross profit percentages:
California avocados	(0.1)%		1.3%
International avocados and perishable food products	4.2%		6.6%
Processed products	10.3%		13.2%
Consolidated	4.1%		6.3%

     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins decreased by approximately $1.1 million, or 36.7%, for the first quarter of fiscal 2005 when compared to the same period for fiscal 2004. This decrease was attributable to decreases in the gross profit percentages delivered by all our segments.

     Our California avocados segment experienced a lower gross profit percentage principally as a result of lower packing efficiencies achieved at our Santa Paula and Temecula packinghouses during our seasonally lower volume first quarter. The decrease in our gross profit percentages generated by our international avocados and perishable food products segment was principally a result of an increase in fruit costs in relation to corresponding sales prices. This increase in fruit costs had the effect of increasing our per pound costs, which, as a result, adversely affected gross margins. Further, we experienced an increase in sales of non-exported fruit, which typically generate lower margins then exported fruit. These decreases, however, were partially offset by increases in fruit volume during the first fiscal quarter of 2005, which had the effect of reducing our per pound costs. The processed products gross profit percentages for the quarter ended January 31, 2005 decreased primarily as a result of higher fruit costs and final costs related to the closing our Mexicali, Mexico facility. We anticipate that the gross profit percentage for our processed product segment will continue to experience significant fluctuations during the next fiscal quarter primarily due to the aforementioned inefficiencies and the uncertainty of the cost of fruit that will be used in the production process.

Selling, General and Administrative

	Three months ended January 31,
(in thousands)	2005	Change	2004
Selling, general and administrative	$4,513	22.4%	$3,687
Percentage of net sales	9.5%		7.5%

     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.8 million, or 22.4%, for the three months ended January 31, 2005 when compared to the same period for fiscal 2004. The increased general and administrative costs relate primarily to higher corporate costs, which include costs related to implementing provisions required under Section 404 of the Sarbanes-Oxley Act (totaling approximately $0.3 million) and final expenses related to the closing our Mexicali, Mexico facility (totaling approximately $0.1 million). Such higher corporate costs were partially offset by a decrease in employee compensation costs (totaling approximately $0.2 million).

Other Income, net

	Three months ended January 31,
(in thousands)	2005	Change	2004
Other income, net.	$82	(28.1)%	$114
Percentage of net sales.	0.2%		0.2%

     Other income, net includes interest income and expense generated in connection with our financing and operating activities, as well as certain other transactions that are outside of the course of normal operations. During the first quarter of fiscal 2005, other income, net includes interest accrued on notes receivable from directors and employees of approximately $0.1 million.

Benefit for Income Taxes

	Three months ended January 31,
(in thousands)	2005	Change	2004
Benefit for income taxes	$(932)	(377.9)%	$(195)
Percentage of loss before benefit for income taxes	(37.6%)		(39.9%)

     For the first three months of fiscal year 2005, our benefit for income taxes was $(0.9) million as compared to $(0.2) million recorded for the comparable prior year period. We expect our effective tax rate to approximate 38.0% during fiscal year 2005.

Liquidity and Capital Resources

     Cash provided by operating activities was $3.7 million for the three months ended January 31, 2005, compared to cash used in operating activities of $2.0 million for the similar period in fiscal 2004. Operating cash flows for the three-months ended January 31, 2005 reflect our net loss of $1.5 million, net non-cash charges (depreciation and amortization, stock compensation expense and provision for losses on accounts receivable) of $0.8 million and a net increase in the noncash components of our working capital of approximately $4.4 million.

     These working capital increases include a decrease in accounts receivable of $2.4 million, a decrease in advances to suppliers totaling $2.2 million, an increase in trade accounts payable and accrued expenses of $3.6 million, and other miscellaneous increases totaling $0.1 million, partially offset by a decrease in payable to growers of $3.0 million, an increase in income tax receivable of $0.9 million.

     Decreases in our accounts receivable balance as of January 31, 2005, when compared to October 31, 2004, primarily reflect lower sales recorded in the month of January 2005, as compared to October 2004. The amounts payable to our growers reflects a decrease in the price per pound of California avocados marketed in the month of January 2005, as compared to October 2004. This price decrease is primarily related to the increase in Chilean fruit in the marketplace during our first fiscal quarter of 2005. The decrease in advances to suppliers is primarily related to collections during our first fiscal quarter of 2005 on previously advanced amounts.

     Cash used in investing activities was $0.7 million for the three months ended January 31, 2005 and related principally to the purchase of additional capital equipment for our new processed operations facility in Uruapan, Michoacan, Mexico.

     Cash used in financing activities was $3.1 million for the three months ended January 31, 2005 related principally to $4.1 million of cash outflows from the payment of a dividend, partially offset by $1.0 million in proceeds from short-term borrowings.

     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of January 31, 2005 and October 31, 2004 totaled $0.5 million and $0.6 million. Our working capital at January 31, 2005 was $19.0 million compared to $20.4 million at October 31, 2004. The overall working capital decrease primarily reflects an increase in our accrued expenses as well as additional short-term borrowings.

     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. We have two short-term, non-collateralized, revolving credit facilities. These credit facilities expire in January 2006 and April 2006 and are with separate banks. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $24 million, with a weighted-average interest rate of 3.3% and 2.9% at January 31, 2005 and October 31, 2004. Under these credit facilities, we had $3 million and $3.5 million outstanding as of January 31, 2005 and October 31, 2004. The credit facilities contain various financial covenants with which we were in compliance at January 31, 2005.

Impact of Recently Issued Accounting Pronouncements

     See footnote 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents, accounts receivable, short term loans to growers, notes receivable from shareholders, payable to growers, accounts payable, current borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2005.

(All amounts in thousands)	Expected maturity date January 31,
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Assets:
Cash and cash equivalents (1)	$511	$—	$—	$—	$—	$—	$511	$511
Accounts receivable, net (1)	18,728	—	—	—	—	—	18,728	18,728
Loans to growers (1)	246	—	—	—	—	—	246	246
Notes receivable from shareholders (2)	210	211	2,462	—	—	—	2,883	2,843

Liabilities:
Payable to growers (1)	$2,784	$—	$—	$—	$—	$—	$2,784	$2,784
Accounts payable (1)	2,245	—	—	—	—	—	2,245	2,245
Current borrowings pursuant to credit facilities (1)	3,000	—	—	—	—	—	3,000	3,000
Fixed-rate long-term obligations (3)	21	10	8	2	—	—	41	41

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, short-term loans to growers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Notes receivable from shareholders bear interest at 7.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 7.50%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $78,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 3.3% to 8.2% with a weighted-average interest rate of 5.2%. We believe that loans with a similar risk profile would currently yield a return of 3.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $1,000.

     We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Consequently, the spot rate for the Mexican peso has a moderate impact on our operating results. However, we do not believe that this impact is sufficient to warrant the use of derivative instruments to hedge the fluctuation in the Mexican peso. Total foreign currency gains and losses for each of the three years in the period ended October 31, 2004 do not exceed $0.1 million.

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

Calavo Growers, Inc.
(Registrant)

Date: March 10, 2005	By	/s/ Lecil E. Cole

Lecil E. Cole
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 10, 2005	By	/s/ Arthur J. Bruno

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