Form 10-Q
period 2005-04-30
CALAVO GROWERS INC
filed 2005-06-09
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-33385

CALAVO GROWERS, INC.

(Exact name of registrant as specified in its charter)

California (State of incorporation)	33-0945304 (I.R.S. Employer Identification No.)

1141A Cummings Road
Santa Paula, California 93060
(Address of principal executive offices) (Zip code)

(805) 525-1245
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
Yes ☑ No ☐

Registrant’s number of shares of common stock outstanding as of April 30, 2005 was 13,506,833.

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

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	April 30,	October 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,058	$636
Accounts receivable, net of allowances of $1,612 (2005) and $1,087 (2004)	26,125	21,131
Inventories, net	13,167	11,375
Prepaid expenses and other current assets	4,683	4,598
Loans to growers	152	209
Advances to suppliers	160	2,413
Income tax receivable	214	803
Deferred income taxes	1,775	1,775

Total current assets	47,334	42,940
Property, plant, and equipment, net	16,868	17,427
Building held for sale	—	1,658
Goodwill	3,591	3,591
Other assets	1,482	1,782

	$69,275	$67,398

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$10,070	$5,789
Trade accounts payable	2,237	2,490
Accrued expenses	10,287	8,234
Short-term borrowings	710	2,000
Dividend payable	—	4,052
Current portion of long-term obligations	19	22

Total current liabilities	23,323	22,587
Long-term liabilities:
Long-term obligations, less current portion	18	34
Deferred income taxes	840	840

Total long-term liabilities	858	874
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 13,507 (2005) and 13,507 (2004) issued and outstanding	14	14
Additional paid-in capital	28,847	28,822
Notes receivable from shareholders	(2,671)	(2,883)
Retained earnings	18,904	17,984

Total shareholders’ equity	45,094	43,937

	$69,275	$67,398

     The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,
	2005	2004	2005	2004
Net sales	$60,206	$76,421	$107,877	$125,464
Cost of sales	53,851	68,668	99,570	114,627

Gross margin	6,355	7,753	8,307	10,837
Selling, general and administrative	4,307	3,969	8,820	7,656

Operating income (loss)	2,048	3,784	(513)	3,181
Other income, net	1,909	106	1,991	220

Income before provision for income taxes	3,957	3,890	1,478	3,401
Provision for income taxes	1,490	1,556	558	1,361

Net income	$2,467	$2,334	$920	$2,040

Net income per share:
Basic	$0.18	$0.17	$0.07	$0.15

Diluted	$0.18	$0.17	$0.07	$0.15

Number of shares used in per share computation:
Basic	13,507	13,507	13,507	13,488

Diluted	13,580	13,589	13,581	13,571

     The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended April 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$920	$2,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,643	1,065
Gain on sale of building	(1,725)	—
Stock based compensation	25	21
Provision for losses on accounts receivable	1	25
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(4,995)	(11,028)
Inventories, net	(1,792)	(4,591)
Prepaid expenses and other assets	155	1,146
Loans to growers	57	62
Advances to suppliers	2,253	194
Income taxes receivable	589	—
Payable to growers	4,281	12,337
Trade accounts payable and accrued expenses	1,800	560
Income taxes payable	—	163

Net cash provided by operating activities	3,212	1,994
Cash Flows from Investing Activities:
Direct costs of Maui acquisition	—	(65)
Proceeds received from sale of building	3,383	—
Acquisitions of and deposits on property, plant, and equipment	(1,024)	(4,611)

Net cash provided by (used in) investing activities	2,359	(4,676)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(4,052)	(3,376)
Proceeds from (payments on) short-term borrowings, net	(1,290)	1,000
Collection on notes receivable from shareholders	212	384
Payments on long-term obligations	(19)	(19)

Net cash used in financing activities	(5,149)	(2,011)

Net increase (decrease) in cash and cash equivalents	422	(4,693)
Cash and cash equivalents, beginning of period	636	5,375

Cash and cash equivalents, end of period	$1,058	$682

Supplemental Information -
Cash paid during the period for:
Interest	$45	$45

Income taxes	$17	$1,089

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Issued to Employees (Opinion 25). SFAS 123(R) is effective November 1, 2005. As a public company, we are allowed to select from three alternative transition methods—each having different reporting implications. We have not completed our evaluation or determined the impact of adopting SFAS 123(R).

     In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1 – Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (2004 Act). This FSP provides guidance on the application of SFAS No. 109 to the provisions of the tax deduction on qualified production activities contained within the 2004 Act. FSP 109-1 states that the manufacturers’ deduction should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. We adopted the provisions of FSP 109-1 during our first fiscal quarter of 2005. Adoption of FSP 109-1 did not have a significant effect on our financial position or results of operations.

     In December 2004, the FASB issued FSP FAS 109-2 – Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance for the repatriation provisions included in the 2004 Act. The 2004 Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. As a result, FSP 109-2 provides an exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment. Accordingly, an entity is allowed additional time beyond the financial reporting period of enactment to evaluate the effect of the 2004 Act on its plan for repatriation of foreign earnings. We adopted the provisions of FSP 109-2 during our first fiscal quarter of 2005. Adoption of FSP 109-2 did not have a significant effect on our financial position or results of operations.

Stock Based Compensation

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), which was amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

     In December 2003, our Board of Directors approved the issuance of options to acquire a total of 50,000 shares of our common stock to two members of our Board of Directors. Each option to acquire 25,000 shares vests in substantially equal installments over a 3-year period, has an exercise price of $7.00 per share, and has a term of 5 years from the grant date. The market price of our common stock at the grant date was $10.01. In accordance with APB 25, we are recording compensation expense of approximately $151,000 over the vesting period of three years from the grant date. During the three and six month periods ended April 30, 2005 and April 30, 2004, we recognized $13,000, $25,000, $13,000 and $21,000 of compensation expense with respect to stock option awards pursuant to APB 25. Had compensation cost for stock option awards been determined based on the fair value of each award at its grant date, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income and net income per share would have been as follows (dollars in thousands, except per share amounts):

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended		Six months ended
	April 30,		April 30,
	2005	2004	2005	2004
Net Income:
As reported	$2,467	$2,334	$920	$2,040
Add: Total stock-based compensation expense determined under APB 25 and related interpretations, net of tax effects	8	8	16	13
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of tax effects	(8)	(8)	(16)	(13)

Pro forma	$2,467	$2,334	$920	$2,040

Net income per share, as reported:
Basic	$0.18	$0.17	$0.07	$0.15
Diluted	$0.18	$0.17	$0.07	$0.15
Net income per share, pro forma:
Basic	$0.18	$0.17	$0.07	$0.15
Diluted	$0.18	$0.17	$0.07	$0.15

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

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
	(All amounts are presented in thousands)
Six months ended April 30, 2005
Net sales	$34,202	$68,381	$15,457	$(10,163)	$107,877
Cost of sales	31,606	64,708	13,419	(10,163)	99,570

Gross margin	2,596	3,673	2,038	—	8,307
Selling, general and administrative	3,537	2,754	2,529	—	8,820

Operating income (loss)	(941)	919	(491)	—	(513)
Other income, net	1,075	691	225	—	1,991

Income (loss) before provision for income taxes	134	1,610	(266)	—	1,478
Provision (benefit) for income taxes	51	607	(100)	—	558

Net income (loss)	$83	$1,003	$(166)	$—	$920

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
	(All amounts are presented in thousands)
Six months ended April 30, 2004
Net sales	$54,637	$63,275	$15,338	$(7,786)	$125,464
Cost of sales	50,155	59,224	13,034	(7,786)	114,627

Gross margin	4,482	4,051	2,304	—	10,837
Selling, general and administrative	3,330	2,018	2,308	—	7,656

Operating income (loss)	1,152	2,033	(4)	—	3,181
Other income, net	168	47	5	—	220

Income before provision for income taxes	1,320	2,080	1	—	3,401
Provision for income taxes	529	832	—	—	1,361

Net income	$791	$1,248	$1	$—	$2,040

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
	(All amounts are presented in thousands)
Three months ended April 30, 2005
Net sales	$25,525	$31,994	$7,955	$(5,268)	$60,206
Cost of sales	22,921	29,773	6,425	(5,268)	53,851

Gross margin	2,604	2,221	1,530	—	6,355
Selling, general and administrative	1,764	1,368	1,175	—	4,307

Operating income	840	853	355	—	2,048
Other income, net	1,019	662	228	—	1,909

Income before provision for income taxes	1,859	1,515	583	—	3,957
Provision for income taxes	700	571	219	—	1,490

Net income	$1,159	$944	$364	$—	$2,467

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
	(All amounts are presented in thousands)
Three months ended April 30, 2004
Net sales	$44,409	$28,387	$8,278	$(4,653)	$76,421
Cost of sales	40,055	26,506	6,760	(4,653)	68,668

Gross margin	4,354	1,881	1,518	—	7,753
Selling, general and administrative	1,755	1,023	1,191	—	3,969

Operating income	2,599	858	327	—	3,784
Other income, net	85	19	2	—	106

Income before provision for income taxes	2,684	877	329	—	3,890
Provision for income taxes	1,074	351	131	—	1,556

Net income	$1,610	$526	$198	$—	$2,334

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     The following table sets forth sales by product category, by segment (in thousands):

	Six months ended April 30, 2005				Six months ended April 30, 2004
		International				International
		avocados and				avocados and
	California	perishable food	Processed		California	perishable food	Processed
	avocados	products	products	Total	avocados	products	products	Total
Third-party sales:
California avocados	$30,075	$—	$—	$30,075	$51,036	$—	$—	$51,036
Imported avocados	—	42,036	—	42,036	—	39,190	—	39,190
Papayas	—	3,423	—	3,423	—	3,302	—	3,302
Specialties and Tropicals	—	8,484	—	8,484	—	8,211	—	8,211
Processed — food service	—	—	12,754	12,754	—	—	13,896	13,896
Processed — retail and club	—	—	2,740	2,740	—	—	1,982	1,982

Total fruit and product sales to third-parties	30,075	53,943	15,494	99,512	51,036	50,703	15,878	117,617
Freight and other charges	2,621	8,915	18	11,554	3,357	7,783	172	11,312

Total third-party sales	32,696	62,858	15,512	111,066	54,393	58,486	16,050	128,929
Less sales incentives	(41)	—	(3,148)	(3,189)	(62)	(47)	(3,356)	(3,465)

Total net sales to third-parties	32,655	62,858	12,364	107,877	54,331	58,439	12,694	125,464
Intercompany sales	1,547	5,523	3,093	10,163	306	4,836	2,644	7,786

Net sales before eliminations	$34,202	$68,381	$15,457	118,040	$54,637	$63,275	$15,338	133,250

Intercompany sales eliminations				(10,163)				(7,786)

Consolidated net sales				$107,877				$125,464

	Three months ended April 30, 2005				Three months ended April 30, 2004
		International				International
		avocados and				avocados and
	California	perishable food	Processed		California	perishable food	Processed
	avocados	products	products	Total	avocados	products	products	Total
Third-party sales:
California avocados	$22,530	$—	$—	$22,530	$41,481	$—	$—	$41,481
Imported avocados	—	17,962	—	17,962	—	15,619	—	15,619
Papayas	—	1,603	—	1,603	—	1,662	—	1,662
Specialties and Tropicals	—	5,035	—	5,035	—	4,258	—	4,258
Processed — food service	—	—	6,729	6,729	—	—	7,342	7,342
Processed — retail and club	—	—	1,334	1,334	—	—	1,032	1,032

Total fruit and product sales to third-parties	22,530	24,600	8,063	55,193	41,481	21,539	8,374	71,394
Freight and other charges	2,022	4,448	82	6,552	2,655	4,058	104	6,817

Total third-party sales	24,552	29,048	8,145	61,745	44,136	25,597	8,478	78,211
Less sales incentives	(24)	—	(1,515)	(1,539)	(33)	(1)	(1,756)	(1,790)

Total net sales to third-parties	24,528	29,048	6,630	60,206	44,103	25,596	6,722	76,421
Intercompany sales	997	2,946	1,325	5,268	306	2,791	1,556	4,653

Net sales before eliminations	$25,525	$31,994	$7,955	65,474	$44,409	$28,387	$8,278	81,074

Intercompany sales eliminations				(5,268)				(4,653)

Consolidated net sales				$60,206				$76,421

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

3. Inventories

     Inventories consist of the following (in thousands):

	April 30,	October 31,
	2005	2004
Fresh fruit	$6,737	$3,424
Packing supplies and ingredients	1,917	2,081
Finished processed foods	4,513	5,870

	$13,167	$11,375

     During the three and six month periods ended April 30, 2005 and 2004, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.

4. Related party transactions

     We sell papayas obtained from an entity owned by our Chairman of the Board of Directors, Chief Executive Officer and President. Sales of papayas procured from the related entity amounted to approximately $3,423,000, and $3,302,000 for the six months ended April 30, 2005 and 2004, resulting in gross margins of approximately $249,000 and $278,000. Sales of papayas procured from the related entity amounted to approximately $1,603,000, and $1,662,000 for the three months ended April 30, 2005 and 2004, resulting in gross margins of approximately $99,000 and $175,000. Included in accrued liabilities are approximately $149,000 and $113,000 at April 30, 2005 and October 31, 2004 due to this entity.

     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three and six months ended April 30, 2005 and 2004, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.4, $0.8, $1.5, and $1.9 million.

5. Other assets

     Included in other assets in the accompanying consolidated financial statements are the following intangible assets: customer-related intangibles of $590,000 (accumulated amortization of $147,000 at April 30, 2005), brand name intangibles of $275,000 and other identified intangibles totaling $2,000 (accumulated amortization of $1,400 at April 30, 2005). The customer-related intangibles and other identified intangibles are being amortized over five and two years. The intangible asset related to the brand name currently has an indefinite remaining useful life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $60,000 for the remainder of fiscal 2005 and approximately $118,000 per annum for fiscal 2006 through fiscal 2008, with the remaining amortization expense of approximately $29,000 recorded in fiscal 2009.

6. Other events

Dividend payment

     On January 3, 2005, we paid a $0.30 per share dividend in the aggregate amount of $4,052,000 to shareholders of record on November 15, 2004.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Contingencies

     As previously reported, we are currently under examination by the Mexican tax authorities (“Hacienda”) for the tax year ended December 31, 2000. During the first quarter of fiscal 2005, we received an assessment totaling approximately $2,000,000 from Hacienda related to the amount of income at our Mexican subsidiary. Based primarily on discussions with legal counsel, we believe that Hacienda’s position has no merit and that the Company will prevail. Accordingly, no amounts have been provided in the financial statements as of April 30, 2005. We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Corporate Headquarters Building

     In March 2005, we completed the sale of our corporate headquarters building located in Santa Ana, California for $3.4 million. This transaction resulted in a pre-tax gain on sale of approximately $1.7 million. In conjunction with such sale, we relocated our corporate offices to Santa Paula, California in March 2005. Total expenses related to such relocation approximated $0.1 million.

7. Processed product segment restructuring

     In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan called for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan, Mexico. We believe that this restructuring will provide cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The Uruapan facility commenced operations in February 2004 and the Santa Paula and Mexicali facilities were closed in February 2003 and August 2004. For the first six months of fiscal 2005, we incurred costs related to this restructuring approximating $437,000, which are recorded in our income statement as both cost of sales ($298,000) and selling, general and administrative expenses ($139,000). All the above amounts have been paid and we do not expect any additional operating costs related to this restructuring.

8. Subsequent Events

Investment in Limoneira Company

     In order to increase our market share of California avocados and increase synergies within the marketplace, we entered into a stock purchase agreement with Limoneira Company (Limoneira) in June 2005. Pursuant to such agreement, we acquired approximately 15.1% of Limoneira’s outstanding common stock for $23.45 million and Limoneira acquired approximately 6.9% of our outstanding common stock for $10 million. Additionally, such agreement also provided for: (1) Calavo to lease office space from Limoneira in Santa Paula, California for a period of 10 years at an initial annual gross rental of approximately $0.2 million (subject to annual CPI increases, as defined), (2) Calavo to market Limoneira’s avocados and (3) Calavo and Limoneira to use good faith reasonable efforts to maximize avocado packing efficiencies for both parties by consolidating their fruit packing operations. Various opportunities are currently being considered, including the use of existing packing facilities, an investment in existing vacant facilities, and/or an investment in a new consolidated facility for both parties.

     Limoneira, which generated total revenues of approximately $26 million during fiscal 2004, primarily engages in growing citrus and avocados, picking and hauling citrus, and packing lemons. The issuances of the shares discussed above are exempt from registration under federal and state securities laws. As a result of the ownership percentage acquired in Limoneira, we will account for our investment in Limoneira under the “cost” method, whereby we will recognize only dividends received from Limoneira as income. Such investment will be classified as “available-for-sale,” whereby it will be reported at fair market value and unrealized gains and losses will be reported in other comprehensive income.

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

Contingencies

     As previously reported, we are currently under examination by the Mexican tax authorities (“Hacienda”) for the tax year ended December 31, 2000. During the first quarter of fiscal 2005, we received an assessment totaling approximately $2,000,000 from Hacienda related to the amount of income at our Mexican subsidiary. Based primarily on discussions with legal counsel, we believe that Hacienda’s position has no merit and that the Company will prevail. Accordingly, no amounts have been provided in the financial statements as of April 30, 2005. We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Corporate Headquarters Building

     In March 2005, we completed the sale of our corporate headquarters building located in Santa Ana, California for $3.4 million. This transaction resulted in a pre-tax gain on sale of approximately $1.7 million. In conjunction with such sale, we relocated our corporate offices to Santa Paula, California in March 2005. Total expenses related to such relocation approximated $0.1 million.

Processed product segment restructuring

     In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan called for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan, Mexico. We believe that this restructuring will provide cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The Uruapan facility commenced operations in February 2004 and the Santa Paula and Mexicali facilities were closed in February 2003 and August 2004. For the first six months of fiscal 2005, we incurred costs related to this restructuring approximating $437,000, which are recorded in our income statement as both cost of sales ($298,000) and selling, general and administrative expenses ($139,000). We do not expect any additional operating costs related to this restructuring.

Investment in Limoneira Company

     In order to increase our market share of California avocados and increase synergies within the marketplace, we entered into a stock purchase agreement with Limoneira Company (Limoneira) in June 2005. Pursuant to such agreement, we acquired approximately 15.1% of Limoneira’s outstanding common stock for $23.45 million and Limoneira acquired approximately 6.9% of our outstanding common stock for $10 million. Additionally, such agreement also provided for: (1) Calavo to lease office space from Limoneira in Santa Paula, California for a period of 10 years at an initial annual gross rental of approximately $0.2 million (subject to annual CPI increases, as defined), (2) Calavo to market Limoneira’s avocados and (3) Calavo and Limoneira to use good faith reasonable efforts to maximize avocado packing efficiencies for both parties by consolidating their fruit packing operations. Various opportunities are currently being considered, including the use of existing packing facilities, an investment in existing vacant facilities, and/or an investment in a new consolidated facility for both parties.

     Limoneira, which generated total revenues of approximately $26 million during fiscal 2004, primarily engages in growing citrus and avocados, picking and hauling citrus, and packing lemons. The issuances of the shares discussed above are exempt from registration under federal and state securities laws. As a result of the ownership percentage acquired in Limoneira, we will account for our investment in Limoneira under the “cost” method, whereby we will recognize only dividends received from Limoneira as income. Such investment will be classified as “available-for-sale,” whereby it will be reported at fair market value and unrealized gains and losses will be reported in other comprehensive income.

Net Sales

     The following table summarizes our net sales by business segment for each of the three and six month periods ended April 30, 2005 and 2004:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2005	Change	2004	2005	Change	2004
Net sales to third-parties:
California avocados	$24,528	(44.4)%	$44,103	$32,655	(39.9)%	$54,331
International avocados and perishable food products	29,048	13.5%	25,596	62,858	7.6%	58,439
Processed products	6,630	(1.4)%	6,722	12,364	(2.6)%	12,694

Total net sales	$60,206	(21.2)%	$76,421	$107,877	(14.0)%	$125,464

As a percentage of net sales:
California avocados	40.7%		57.7%	30.3%		43.3%
International avocados and perishable food products	48.2%		33.5%	58.3%		46.6%
Processed products	11.1%		8.8%	11.4%		10.1%

	100.0%		100.0%	100.0%		100.0%

     Net sales for the second quarter of fiscal 2005, compared to fiscal 2004, decreased by $16.2 million, or 21.2%; whereas net sales for the six months ended April 30, 2005, compared to fiscal 2004, decreased by $17.6 million, or 14.0%. Consistent with the historical seasonality of the California avocado harvest season, our California avocado business generated 40.7% of our consolidated net sales for the second quarter, as compared to 57.7% for the same prior year period. For the three and six month periods, our net sales reflect an increasing percentage of our business being generated from our international avocados and perishable food products segment. This increase was primarily driven by additional sales related to increases in the volume of avocados being imported from Mexico and Chile. Such increases, however, were partially offset by decreases in the volume of avocados being imported from the Dominican Republic, as well as a decrease in our average selling prices of all imported avocados. Net sales generated by our processed products business are not subject to the seasonal effect experienced by our other operating segments. The decrease in sales to third parties delivered by our processed products business during the second quarter of fiscal 2005, as compared to fiscal 2004, was primarily due to a marginal decrease in average prices and total pounds of product sold. We anticipate that sales generated from our California avocados and international avocados and perishable food products segments will continue to represent the majority of total net sales and the percentage of total net sales generated from these segments may increase in the future.

California avocados

     Net sales delivered by this business segment decreased by approximately $19.6 million, or 44.4%, for the second quarter of fiscal 2005, when compared to the same period for fiscal 2004. The decrease in sales reflects a 34.0% decrease in pounds of avocados sold, as well as a reduction in our average selling prices when compared to the same prior year period. The decrease in pounds is consistent with the expected decrease in the overall harvest of the California avocado crop for the 2004/2005 season. Our market share of California avocados decreased to 27.1% in the second quarter of fiscal 2005, when compared to a 32.5% market share for the same prior year period. We believe that such decrease is not related to a significant decrease in growers, but rather the timing of when fruit will be delivered to us.

     Net sales delivered by this business segment decreased by approximately $21.7 million, or 39.9%, for the first six months of fiscal 2005, compared to the same fiscal 2004 period. The decrease in sales reflects a 31.0% decrease in pounds of avocados sold, as well as a reduction in our average selling prices when compared to the same prior year period. The decrease in delivered pounds was primarily due to severe winter storms, an unanticipated increase in seasonal imports of Chilean sourced fruit and the expected decrease in the overall harvest of the California avocado crop for the 2004/2005 season. Similar to our quarterly results, our market share of California avocados decreased, going to 30.3% for the six months ended April 30, 2005, compared to 34.6% for the same period in the prior year. We believe that such decrease is not related to a significant decrease in growers, but rather the timing of when fruit will be delivered to us.

     Average selling prices, on a per carton basis, for California avocados for the second quarter and the six months of fiscal 2005 were 17.3% and 14.1% lower when compared to the same prior year periods. This pricing structure primarily reflected the initial uncertainty over the effect/impact of the year-round introduction of Mexican avocados in the U.S. marketplace.

     We anticipate that our California avocado business will experience a seasonal increase during the third fiscal quarter of 2005. In addition, we believe that, due to seasonal availability, the absence of certain imported avocados in the U.S. marketplace will positively impact average selling prices during the third fiscal quarter of 2005.

International and perishable food products

     For the quarter ended April 30, 2005, when compared to the same period for fiscal 2004, sales to third-party customers increased by approximately $3.5 million, or 13.5%. For the six months of fiscal 2005, when compared to the same period for fiscal 2004, sales to third-party customers increased by approximately $4.4 million, or 7.6%.

     For both the quarter and six months ended April 30, 2005, as compared to the same prior year period, the increased sales to third-parties by our international and perishable food products business were primarily driven by the additional sales related to Mexican and Chilean grown avocados in the U.S., Japanese, and/or European marketplaces.

     For the quarter ended April 30, 2005, the volume of Mexican and Chilean fruit handled increased by 3.5 million pounds, or 19.8%, and 3.0 million pounds, or 406.9%, when compared to the same prior year period. Such increases, however, were partially offset by decreases in the Dominican Republic sourced fruit. For the three months ended April 30, 2005, the volume of the Dominican Republic fruit handled decreased by 3.0 million pounds, or 98.4%, when compared to the same prior year period. This decrease is primarily related to the availability and size of the harvest.

     For the six months ended April 30, 2005, the volume of Mexican and Chilean fruit handled increased by 5.2 million pounds, or 16.2%, and 8.1 million pounds, or 87.5%, when compared to the same prior year period. Such increases, however, were partially offset by decreases in the Dominican Republic sourced fruit. For the six months ended April 30, 2005, the volume of the Dominican Republic fruit handled decreased by 4.1 million pounds, or 50.8%, when compared to the same prior year period. This decrease is primarily related to the availability and size of the harvest.

     For the second fiscal quarter of 2005, average selling prices, on a per carton basis, for Chilean, Mexican, and The Dominican Republic avocados were 27.6%, 1.0%, and 34.9% lower when compared to the same prior year period. For the first six months of fiscal 2005, average selling prices, on a per carton basis, for Chilean, Mexican, and The Dominican Republic avocados were 27.8%, 2.4%, and 19.2% lower when compared to the same prior year period. These reductions were primarily the result of a significant increase in seasonal imports of Chilean sourced fruit and the initial uncertainty over the effect/impact of the year-round introduction of Mexican avocados in the U.S. marketplace.

     Despite the year-round availability of Mexican avocados in the U.S. marketplace, we anticipate that net sales for this segment will decrease in the third fiscal quarter of 2005 as compared to the second fiscal quarter of 2005. This is consistent with the seasonal nature of the availability of certain foreign sourced avocados in the U.S. marketplace.

Processed products

     For the quarter ended April 30, 2005, when compared to the same period for fiscal 2004, sales to third-party customers decreased by approximately $0.1 million, or 1.4%. This decrease is primarily related to a marginal decrease in average prices and total pounds of product sold.

     For the first six months of fiscal 2005, when compared to the same period for fiscal 2004, sales to third-party customers decreased by approximately $0.3 million, or 2.6%. The decrease in third-party sales is primarily attributable to a decrease in average sales prices, partially offset by an increase in total pounds sold. During the first six months of fiscal 2005, we experienced deterioration in our net average selling prices of $0.09, or 4.7%. Total product pounds sold increased, however, by 0.1 million pounds, or 2.0%.

     Our ultra high pressure products continue to experience solid demand. During the second quarter of fiscal 2005, sales of high pressure product totaled approximately $1.8 million, as compared to $1.3 million for the same prior year period. We believe that the introduction of these fresh guacamole products will, in the long-term, successfully address a growing market segment.

     Gross Margins

     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and six month periods ended April 30, 2005 and 2004:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2005	Change	2004	2005	Change	2004
Gross margins:
California avocados	$2,604	(40.2)%	$4,354	$2,596	(42.1)%	$4,482
International avocados and perishable food products	2,221	18.1%	1,881	3,673	(9.3)%	4,051
Processed products	1,530	(0.8)%	1,518	2,038	(11.5)%	2,304

Total gross margins	$6,355	(18.0)%	$7,753	$8,307	(23.3)%	$10,837

Gross profit percentages:
California avocados	10.6%		9.9%	7.9%		8.2%
International avocados and perishable food products	7.6%		7.3%	5.8%		6.9%
Processed products	23.1%		22.6%	16.5%		18.2%
Consolidated	10.6%		10.1%	7.7%		8.6%

     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Consolidated gross margin, as a percent of sales, increased 0.5% for the three month period ended April 30, 2005, but decreased 0.9% for the six month period ended April 30, 2005. The increase in the second quarter of fiscal 2005 was principally attributable to increased profitability in our California operating segment. The decrease for the six months ended April 30, 2005 was primarily related to decreased profitability in our international avocados and perishable food products and processed products segments.

     For the three months ended April 30, 2005, our California avocados segment experienced an increase in its gross profit percentage. This was primarily driven by a minor increase in our packing and marketing fee (which is charged to cover our costs and a profit). For the six months ended April 30, 2005, the gross profit percentages generated by our international avocados and perishable food products business were negatively impacted by an increase in fruit costs. These increases in fruit costs, however, were partially offset by increases in fruit volume, which had the effect of reducing our per pound packing costs. For the three and six month period ended April 30, 2005, our processed products gross profit percentages decreased primarily as a result of higher fruit costs and final costs related to the closing our Mexicali, Mexico facility. We anticipate that the gross profit percentage for our processed product segment will continue to experience significant fluctuations during the next fiscal quarter primarily due to the uncertainty of the cost of fruit that will be used in the production process.

Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2005	Change	2004	2005	Change	2004
Selling, general and administrative	$4,307	8.5%	$3,969	$8,820	15.2%	$7,656
Percentage of net sales	7.2%		5.2%	8.2%		6.1%

     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.3 million, or 8.5%, for the three months ended April 30, 2005, when compared to the same period for fiscal 2004. This increase was primarily related to higher corporate costs, including, but not limited to, costs related to implementing provisions required under Section 404 of the Sarbanes-Oxley Act (totaling approximately $0.3 million) & corporate moving expenses (totaling approximately $0.1 million). Such higher corporate costs were partially offset by a decrease in employee compensation costs (totaling approximately $0.1 million). For the first six months ended April 30, 2005 selling, general and administrative expenses increased by $1.2 million, or 15.2%, compared to the same period for fiscal 2004. This increase was primarily related to higher corporate costs, including, but not limited to, costs related to implementing provisions required under Section 404 of the Sarbanes-Oxley Act (totaling approximately $0.6 million), corporate moving expenses (totaling approximately $0.1 million) and final expenses related to the closing our Mexicali, Mexico facility (totaling approximately $0.1 million). Such higher corporate costs were partially offset by a decrease in employee compensation costs (totaling approximately $0.1 million).

Other Income, net

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2005	Change	2004	2005	Change	2004
Other income, net	$1,909	1,700.9%	$106	$1,991	805.0%	$220
Percentage of net sales	3.2%		0.1%	1.8%		0.2%

     Other income, net includes the gain on the sale of our corporate facility, interest income and expense generated in connection with our financing and operating activities, and certain other transactions that are outside of the course of normal operations. For the three and six months ended April 30, 2005, the gain on the sale of our corporate facility totaled approximately $1.7 million.

Provision for Income Taxes

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2005	Change	2004	2005	Change	2004
Provision for income taxes	$1,490	(4.2)%	$1,556	$558	(59.0)%	$1,361
Percentage of income before provision for income taxes	37.7%		40.0%	37.8%		40.0%

     For the first six months of fiscal 2005, our provision for income taxes was $0.6 million, as compared to $1.4 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 38% during fiscal 2005.

Liquidity and Capital Resources

     Cash provided by operating activities was $3.2 million for the six months ended April 30, 2005, compared to $2.0 million for the similar period in fiscal 2004. Operating cash flows for the six-months ended April 30, 2005 reflect our net income of $0.9 million, net non-cash charges (depreciation and amortization, stock compensation expense and provision for losses on accounts receivable) of $0.1 million and a net increase in the noncash components of our working capital of approximately $2.2 million.

     These working capital increases include an increase in payable to growers of $4.3 million, a decrease in advances to suppliers totaling $2.3 million, an increase in trade accounts payable and accrued expenses of $1.8 million, and a decrease in income tax receivable of $0.6 million, partially offset by an increase in accounts receivable of $5.0 million and an increase in inventory of $1.8 million.

     Increases in our accounts receivable balance as of April 30, 2005, when compared to October 31, 2004, primarily reflect higher sales recorded in the month of April 2005, as compared to October 2004. The amounts in inventory and payable to our growers primarily reflect an increase in fruit delivered, partially offset by a decrease in the price per pound of California avocados marketed in the month of April 2005, as compared to October 2004. The decrease in advances to suppliers is primarily related to collections during our first six months of fiscal of 2005 on previously advanced amounts.

     Cash provided by investing activities was $2.4 million for the six months ended April 30, 2005 and related principally to the sale of our corporate facility located in Santa Ana, California.

     Cash used in financing activities was $5.1 million for the six months ended April 30, 2005 related principally to $4.1 million of cash outflows from the payment of a dividend and repayments totaling $1.3 million related to our short-term borrowings.

     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of April 30, 2005 and October 31, 2004 totaled $1.1 million and $0.6 million. Our working capital at April 30, 2005 was $24.0 million compared to $20.4 million at October 31, 2004. The overall working capital increase primarily reflects an increase in our accounts receivable and inventory balances, partially offset by increases in our payable to growers and accrued expenses balances.

     We believe that cash flows from operations and existing and new credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. We have two short-term, non-collateralized, revolving credit facilities. These credit facilities expire in January 2006 and April 2006 and are with separate banks. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $24 million, with a weighted-average interest rate of 3.8% and 2.9% at April 30, 2005 and October 31, 2004. Under these credit facilities, we had no balance outstanding as of April 30, 2005 and $3.5 million outstanding as of October 31, 2004. The credit facilities contain various financial covenants with which we were in compliance at April 30, 2005. In June 2005, we borrowed approximately $13.5 million to finance the transaction discussed in footnote 8.

Impact of Recently Issued Accounting Pronouncements

     See footnote 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents, accounts receivable, loans to growers, notes receivable from shareholders, payable to growers, accounts payable, current borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of April 30, 2005.

	Expected maturity date April 30,
(All amounts in thousands)	2005	2006	2007	2008	Total	Fair Value
Assets:
Cash and cash equivalents (1)	$1,058	$—	$—	$—	$1,058	$1,058
Accounts receivable, net (1)	26,125	—	—	—	26,125	26,125
Loans to growers (1)	152	—	—	—	152	152
Notes receivable from shareholders (3)	—	210	2,461	—	2,671	2,598
Liabilities:
Payable to growers (1)	$10,070	$—	$—	$—	$10,070	$10,070
Accounts payable (1)	2,237	—	—	—	2,237	2,237
Current borrowings pursuant to credit facilities (1)	—	—	—	—	—	—
Fixed-rate long-term obligations (3)	19	8	8	2	37	37

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, loans to growers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Notes receivable from shareholders bear interest at 7.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 8.00%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $71,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 3.3% to 8.2% with a weighted-average interest rate of 5.2%. We believe that loans with a similar risk profile would currently yield a return of 5.0%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $1,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 21, 2005, we held the annual meeting of shareholders of Calavo Growers, Inc. at our corporate headquarters. At the meeting, the holders of our outstanding common stock acted on the following matters:

     (1) The shareholders voted on a cumulative basis for ten directors, each to serve for a term of one year. Each nominee received the following votes:

	Votes	Votes
Name of Nominee	For	Withheld
Lecil E. Cole	24,724,802	286,427
George H. Barnes	6,857,547	306,311
Michael D. Hause	6,849,230	257,013
Donald M. Sanders	7,055,943	263,310
Fred J. Ferrazzano	8,737,604	293,899
Alva V. Snider	8,199,496	353,965
Scott Van Der Kar	8,528,753	236,840
J. Link Leavens	11,537,247	339,762
Dorcas H. McFarlane	7,881,724	337,894
John M. Hunt	8,443,071	233,422

(2) The shareholders voted for the approval of the 2005 Stock Incentive Plan of Calavo Growers, Inc. Votes cast were as follows:

For	5,838,749
Against	845,398
Abstain	235,595
Broker non-votes	3,251,684

(3) The shareholders voted for the ratification of the appointment of Deloitte & Touche LLP as our independent accountants for fiscal 2005. Votes cast were as follows:

For	10,108,783
Against	26,600
Abstain	36,043

ITEM 6. EXHIBITS

10.1	Stock Purchase Agreement between Limoneira Company and Calavo Growers, Inc.

10.2	Lease Agreement between Limoneira Company and Calavo Growers, Inc.

10.3	Standstill agreement among Calavo Growers, Inc., Limoneira Company and other parties.

10.4	Standstill agreement among Limoneira Company, Calavo Growers Inc. and other parties.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)

Date: June 8, 2005	By	/s/ Lecil E. Cole

Lecil E. Cole
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Date: June 8, 2005	By	/s/ Arthur J. Bruno

Arthur J. Bruno
Vice President, Finance and Corporate Secretary
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Stock Purchase Agreement between Limoneira Company and Calavo Growers, Inc.

10.2	Lease Agreement between Limoneira Company and Calavo Growers, Inc.

10.3	Standstill agreement among Calavo Growers, Inc., Limoneira Company and other parties.

10.4	Standstill agreement among Limoneira Company, Calavo Growers Inc. and other parties.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.