Form 10-Q
period 2005-07-31
CALAVO GROWERS INC
filed 2005-09-09
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Registrant’s number of shares of common stock outstanding as of July 31, 2005 was 14,518,833.

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

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except share amounts)

	July 31,	October 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,186	$636
Accounts receivable, net of allowances of $2,101 (2005) and $1,087 (2004)	33,695	21,131
Inventories, net	15,493	11,375
Prepaid expenses and other current assets	4,384	4,598
Loans to growers	95	209
Advances to suppliers	2,401	2,413
Income tax receivable	—	803
Deferred income taxes	1,775	1,775

Total current assets	59,029	42,940
Property, plant, and equipment, net	16,729	17,427
Building held for sale	—	1,658
Investment in Limoneira	40,967	—
Goodwill	3,591	3,591
Other assets	1,378	1,782

	$121,694	$67,398

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$18,030	$5,789
Trade accounts payable	2,383	2,490
Accrued expenses	10,723	8,234
Income tax payable	177	—
Short-term borrowings	867	2,000
Dividend payable	—	4,052
Current portion of long-term obligations	1,316	22

Total current liabilities	33,496	22,587
Long-term liabilities:
Long-term obligations, less current portion	11,719	34
Deferred income taxes	7,759	840

Total long-term liabilities	19,478	874
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,519 (2005) and 13,507 (2004) issued and outstanding	15	14
Additional paid-in capital	38,942	28,822
Notes receivable from shareholders	(2,658)	(2,883)
Accumulated other comprehensive income	10,598	—
Retained earnings	21,823	17,984

Total shareholders’ equity	68,720	43,937

	$121,694	$67,398

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2005	2004	2005	2004
Net sales	$88,699	$83,318	$196,576	$208,782
Cost of sales	79,505	74,762	179,075	189,389

Gross margin	9,194	8,556	17,501	19,393
Selling, general and administrative	4,825	3,848	13,645	11,504

Operating income	4,369	4,708	3,856	7,889
Other income, net	153	91	2,144	311

Income before provision for income taxes	4,522	4,799	6,000	8,200
Provision for income taxes	1,603	1,739	2,161	3,100

Net income	$2,919	$3,060	$3,839	$5,100

Net income per share:
Basic	$0.21	$0.23	$0.28	$0.38

Diluted	$0.21	$0.23	$0.28	$0.38

Number of shares used in per share computation:
Basic	14,171	13,507	13,729	13,494

Diluted	14,237	13,594	13,796	13,579

     The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2005	2004	2005	2004
Net income	$2,919	$3,060	$3,839	$3,839

Other comprehensive income, before tax:
Unrealized holding gains arising during period	17,517	—	17,517	—
Income tax expense related to items of other comprehensive income	(6,919)	—	(6,919)	—

Other comprehensive income, net of tax	10,598	—	10,598	—

Comprehensive income	$13,517	$3,060	$14,437	$3,839

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended July 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$3,839	$5,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,223	1,792
Gain on sale of building	(1,725)	—
Stock based compensation	38	33
Provision for losses on accounts receivable	400	25
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(12,964)	(11,214)
Inventories, net	(4,118)	(5,738)
Prepaid expenses and other assets	529	992
Loans to growers	114	288
Advances to suppliers	12	(1,772)
Income taxes receivable	803	—
Payable to growers	12,241	11,503
Trade accounts payable and accrued expenses	2,382	1,577
Income taxes payable	200	1,087

Net cash provided by operating activities	3,974	3,673
Cash Flows from Investing Activities:
Direct costs of Maui acquisition	—	(65)
Purchase of Limoneira stock	(23,450)	—
Proceeds received from sale of building	3,383	—
Acquisitions of and deposits on property, plant, and equipment	(1,436)	(5,414)

Net cash used in investing activities	(21,503)	(5,479)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(4,052)	(3,376)
Proceeds from (payments on) short-term borrowings, net	(1,133)	—
Proceeds from issuance of long-term debt	13,000	—
Exercise of stock options	60	—
Issuance of stock to Limoneira	10,000	—
Collection on notes receivable from shareholders	225	680
Payments on long-term obligations	(21)	(25)

Net cash provided by (used in) financing activities	18,079	(2,721)

Net increase (decrease) in cash and cash equivalents	550	(4,527)
Cash and cash equivalents, beginning of period	636	5,375

Cash and cash equivalents, end of period	$1,186	$848

Supplemental Information -
Cash paid during the period for:
Interest	$179	$58

Income taxes	$863	$1,907

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$23	$—

Unrealized holding gains	$17,517	$—

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
Recent Accounting Standards
     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151), to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for the Company’s fiscal year beginning November 1, 2005. We do not expect the adoption of SFAS 151 will have a significant impact on our overall results of operations or financial position.
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
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, Accounting for

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123(R) is effective November 1, 2005. As a public company, we are allowed to select from three alternative transition methods—each having different reporting implications. We do not expect the adoption of SFAS 123(R) to have a significant impact on our overall results of operations or financial position.
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
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS 154 also requires that a chance in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a significant impact on our overall results of operations or financial position.
Other Comprehensive Income
     In accordance with SFAS No. 130, Reporting Comprehensive Income, we display comprehensive income, and its components, in a financial statement with the same prominence as other financial statements. The impact of any fluctuation in unrealized gains or losses on investments available-for-sale are a component of comprehensive income for each year presented.
Stock Based Compensation
     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123), which was amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company accounts for stock-based compensation under APB 25 and related interpretations.
     In December 2003, our Board of Directors approved the issuance of options to acquire a total of 50,000 shares of our common stock to two members of our Board of Directors. Each option to acquire 25,000 shares vests in substantially equal installments over a 3-year period, has an exercise price of $7.00 per share, and has a term of 5 years from the grant date. The market price of our common stock at the grant date was $10.01. In accordance with APB 25, we are recording compensation expense of approximately $151,000 over the vesting period of three years

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
from the grant date. During the three and nine month periods ended July 31, 2005 and July 31, 2004, we recognized $13,000, $38,000, $13,000 and $33,000 of compensation expense with respect to stock option awards pursuant to APB 25. Had compensation cost for stock option awards been determined based on the fair value of each award at its grant date, consistent with the provisions of SFAS No. 123, the Company’s pro forma net income and net income per share would have been as follows (dollars in thousands, except per share amounts):

	Three months ended		Nine months ended
	July 31,		July 31,
	2005	2004	2005	2004
Net Income:
As reported	$2,919	$3,060	$3,839	$5,100
Add: Total stock-based compensation expense determined under APB 25 and related interpretations, net of tax effects	8	9	24	21
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of tax effects	(8)	(9)	(24)	(21)

Pro forma	$2,919	$3,060	$3,839	$5,100

Net income per share, as reported:
Basic	$0.21	$0.23	$0.28	$0.38
Diluted	$0.21	$0.23	$0.28	$0.38
Net income per share, pro forma:
Basic	$0.21	$0.23	$0.28	$0.38
Diluted	$0.21	$0.23	$0.28	$0.38
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

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
	(All amounts are presented in thousands)
Nine months ended July 31, 2005
Net sales	$94,306	$93,015	$25,645	$(16,390)	$196,576
Cost of sales	84,516	88,631	22,318	(16,390)	179,075

Gross margin	9,790	4,384	3,327	—	17,501
Selling, general and administrative	5,610	4,330	3,705	—	13,645

Operating income (loss)	4,180	54	(378)	—	3,856
Other income, net	1,190	737	217	—	2,144

Income (loss) before provision for income taxes	5,370	791	(161)	—	6,000
Provision (benefit) for income taxes	1,934	285	(58)	—	2,161

Net income (loss)	$3,436	$506	$(103)	$—	$3,839

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
	(All amounts are presented in thousands)
Nine months ended July 31, 2004
Net sales	$122,106	$74,429	$24,386	$(12,139)	$208,782
Cost of sales	109,848	70,285	21,395	(12,139)	189,389

Gross margin	12,258	4,144	2,991	—	19,393
Selling, general and administrative	5,173	2,875	3,456	—	11,504

Operating income (loss)	7,085	1,269	(465)	—	7,889
Other income, net	231	71	9	—	311

Income before provision for income taxes	7,316	1,340	(456)	—	8,200
Provision for income taxes	2,765	507	(172)	—	3,100

Net income	$4,551	$833	$(284)	$—	$5,100

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
	(All amounts are presented in thousands)
Three months ended July 31, 2005
Net sales	$60,104	$24,634	$10,188	$(6,227)	$88,699
Cost of sales	52,910	23,923	8,899	(6,227)	79,505

Gross margin	7,194	711	1,289	—	9,194
Selling, general and administrative	2,073	1,576	1,175	—	4,825

Operating income	5,121	(865)	113	—	4,369
Other income, net	115	46	(8)	—	153

Income before provision for income taxes	5,236	(819)	105	—	4,522
Provision for income taxes	1,883	(322)	42	—	1,603

Net income	$3,353	$(497)	$63	$—	$2,919

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
	(All amounts are presented in thousands)
Three months ended July 31, 2004
Net sales	$67,469	$11,154	$9,048	$(4,353)	$83,318
Cost of sales	59,693	11,061	8,361	(4,353)	74,762

Gross margin	7,776	93	687	—	8,556
Selling, general and administrative	1,843	857	1,148	—	3,848

Operating income	5,933	(764)	(461)	—	4,708
Other income, net	63	24	4	—	91

Income before provision for income taxes	5,996	(740)	(457)	—	4,799
Provision for income taxes	2,236	(325)	(172)	—	1,739

Net income	$3,760	$(415)	$(285)	$—	$3,060

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
     The following table sets forth sales by product category, by segment (in thousands):

	Nine months ended July 31, 2005				Nine months ended July 31, 2004
		International				International
		avocados and				avocados and
		perishable				perishable
	California	food	Processed		California	food	Processed
	avocados	products	products	Total	avocados	products	products	Total
Third-party sales:
California avocados	$84,775	$—	$—	$84,775	$112,666	$—	$—	$112,666
Imported avocados	—	56,072	—	56,072	—	43,096	—	43,096
Papayas	—	5,040	—	5,040	—	4,999	—	4,999
Specialties and Tropicals	—	11,580	—	11,580	—	11,299	—	11,299
Processed — food service	—	—	20,527	20,527	—	—	21,200	21,200
Processed — retail and club	—	—	4,856	4,856	—	—	3,156	3,156

Total fruit and product sales to third-parties	84,775	72,692	25,383	182,850	112,666	59,394	24,356	196,416
Freight and other charges	6,392	12,030	135	18,557	8,468	8,924	288	17,680

Total third-party sales	91,167	84,722	25,518	201,407	121,134	68,318	24,644	214,096
Less sales incentives	(81)	(1)	(4,749)	(4,831)	(76)	(48)	(5,190)	(5,314)

Total net sales to third-parties	91,086	84,721	20,769	196,576	121,058	68,270	19,454	208,782
Intercompany sales	3,220	8,294	4,876	16,390	1,048	6,159	4,932	12,139

Net sales before eliminations	$94,306	$93,015	$25,645	212,966	$122,106	$74,429	$24,386	220,921

Intercompany sales eliminations				(16,390)				(12,139)

Consolidated net sales				$196,576				$208,782

	Three months ended July 31, 2005				Three months ended July 31, 2004
		International				International
		avocados and				avocados and
		perishable				perishable
	California	food	Processed		California	food	Processed
	avocados	products	products	Total	avocados	products	products	Total
Third-party sales:
California avocados	$54,700	$—	$—	$54,700	$61,630	$—	$—	$61,630
Imported avocados	—	14,036	—	14,036	—	3,906	—	3,906
Papayas	—	1,617	—	1,617	—	1,697	—	1,697
Specialties and Tropicals	—	3,096	—	3,096	—	3,088	—	3,088
Processed — food service	—	—	7,773	7,773	—	—	7,304	7,304
Processed — retail and club	—	—	2,116	2,116	—	—	1,174	1,174

Total fruit and product sales to third-parties	54,700	18,749	9,889	83,338	61,630	8,691	8,478	78,799
Freight and other charges	3,771	3,115	117	7,003	5,111	1,141	116	6,368

Total third-party sales	58,471	21,864	10,006	90,341	66,741	9,832	8,594	85,167
Less sales incentives	(40)	(1)	(1,601)	(1,642)	(14)	(1)	(1,834)	(1,849)

Total net sales to third-parties	58,431	21,863	8,405	88,699	66,727	9,831	6,760	83,318
Intercompany sales	1,673	2,771	1,783	6,227	742	1,323	2,288	4,353

Net sales before eliminations	$60,104	$24,634	$10,188	94,926	$67,469	$11,154	$9,048	87,671

Intercompany sales eliminations				(6,227)				(4,353)

Consolidated net sales				$88,699				$83,318

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
3. Inventories
     Inventories consist of the following (in thousands):

	July 31,	October 31,
	2005	2004
Fresh fruit	$9,134	$3,424
Packing supplies and ingredients	2,119	2,081
Finished processed foods	4,240	5,870

	$15,493	$11,375

     During the three and nine month periods ended July 31, 2005 and 2004, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.
4. Related party transactions
     We sell papayas obtained from an entity owned by our Chairman of the Board of Directors, Chief Executive Officer and President. Sales of papayas procured from the related entity amounted to approximately $5,040,000 and $4,999,000 for the nine months ended July 31, 2005 and 2004, resulting in gross margins of approximately $424,000 and $416,000. Sales of papayas procured from the related entity amounted to approximately $1,617,000, and $1,662,000 for the three months ended July 31, 2005 and 2004, resulting in gross margins of approximately $175,000 and $241,000. Included in accrued liabilities are approximately $10,000 and $113,000 at July 31, 2005 and October 31, 2004 due to this entity.
     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended July 31, 2005 and 2004, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $2.3 and $2.3 million. During the nine months ended July 31, 2005 and 2004, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $3.1 and $4.2 million.
5. Other assets
Included in other assets in the accompanying consolidated financial statements are the following intangible assets: customer-related intangibles of $590,000 (accumulated amortization of $177,000 at July 31, 2005), brand name intangibles of $275,000 and other identified intangibles totaling $2,000 (accumulated amortization of $1,700 at July 31, 2005). The customer-related intangibles and other identified intangibles are being amortized over five and two years. The intangible asset related to the brand name currently has an indefinite remaining useful life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $30,000 for the remainder of fiscal 2005 and approximately $118,000 per annum for fiscal 2006 through fiscal 2008, with the remaining amortization expense of approximately $29,000 recorded in fiscal 2009.
6. Other events
Dividend payment
     On January 3, 2005, we paid a $0.30 per share dividend in the aggregate amount of $4,052,000 to shareholders of record on November 15, 2004.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Contingencies
     As previously reported, we are currently under examination by the Mexican tax authorities (“Hacienda”) for the tax year ended December 31, 2000. During the first quarter of fiscal 2005, we received an assessment totaling approximately $2.0 million from Hacienda related to the amount of income at our Mexican subsidiary. Based primarily on discussions with legal counsel, we believe that Hacienda’s position has no merit and that the Company will prevail. Accordingly, no amounts have been provided in the financial statements as of July 31, 2005. We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Corporate Headquarters Building
     In March 2005, we completed the sale of our corporate headquarters building located in Santa Ana, California for $3.4 million. This transaction resulted in a pre-tax gain on sale of approximately $1.7 million. In conjunction with such sale, we relocated our corporate offices to Santa Paula, California in March 2005. Total expenses related to such relocation approximated $0.3 million.
Useful lives of property, plant and equipment
     Effective July 31, 2005, based on a review performed by us, we changed our estimate of useful lives of certain property, plant and equipment. The principal estimated useful lives were: buildings and improvements — 7 to 30 years; leasehold improvements — the lesser of the term of the lease or 7 years; equipment — 7 years; information systems hardware and software — 3 to 5 years. The revised estimated useful lives are: buildings and improvements — 7 to 50 years; leasehold improvements — the lesser of the term of the lease or 7 years; equipment — 7 to 25 years; information systems hardware and software – 3 to 15 years. The change in estimated useful lives increased our operating income by approximately $0.2 million during the three months ended July 31, 2005 when compared to the old useful lives.
7. Processed product segment restructuring
     In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan called for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan, Mexico. We believe that this restructuring will provide cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The Uruapan facility commenced operations in February 2004 and the Santa Paula and Mexicali facilities were closed in February 2003 and August 2004. For the first nine months of fiscal 2005, we incurred costs related to this restructuring approximating $437,000, which are recorded in our income statement as both cost of sales ($298,000) and selling, general and administrative expenses ($139,000). All the above amounts have been paid and we do not expect any additional operating costs related to this restructuring.
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

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
     Limoneira, which generated total revenues of approximately $26 million during fiscal 2004, primarily engages in growing citrus and avocados, picking and hauling citrus, and packing lemons. The issuances of the shares discussed above are exempt from registration under federal and state securities laws. As a result of the ownership percentage acquired in Limoneira, we recognize only dividends received from Limoneira as income. Such investment is classified as “available-for-sale,” whereby unrealized gains and losses are reported in other comprehensive income.
9. Term loan agreement
     In July 2005, we entered into a non-collateralized term loan agreement with Farm Credit West, PCA to finance the purchase of our Limoneira Stock. Pursuant to such agreement, we borrowed $13 million, which is to be repaid in 10 annual installments of $1.3 million. Such annual installments begin July 2006 and continue through July 2015. Interest is to be paid monthly, in arrears, beginning August 2005 through the life of the loan. Such loan bears interest at a fixed rate of 5.70%.
     Such loan contains various financial covenants, which are substantially identical to existing covenants, with which we were in compliance at July 31, 2005.
10. Subsequent Events
     Option Grant
     In August 2005, our Board of Directors approved the issuance of options to acquire a total of 400,000 shares of our common stock to various employees of the Company. The options vest if the closing price of our common stock is at least $11.00 per share at any time throughout the life of the option. At no time, however, may any options vest within one year from the date of grant. Additionally, such options have an exercise price of $9.10 per share and a term of 5 years from the grant date. The market price of our common stock at the grant date was $9.10.

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
Contingencies
     As previously reported, we are currently under examination by the Mexican tax authorities (“Hacienda”) for the tax year ended December 31, 2000. During the first quarter of fiscal 2005, we received an assessment totaling approximately $2.0 million from Hacienda related to the amount of income at our Mexican subsidiary. Based primarily on discussions with legal counsel, we believe that Hacienda’s position has no merit and that the Company will prevail. Accordingly, no amounts have been provided in the financial statements as of July 31, 2005. We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Corporate Headquarters Building
     In March 2005, we completed the sale of our corporate headquarters building located in Santa Ana, California for $3.4 million. This transaction resulted in a pre-tax gain on sale of approximately $1.7 million. In conjunction with such sale, we relocated our corporate offices to Santa Paula, California in March 2005. Total expenses related to such relocation approximated $0.3 million.
Useful lives of property, plant and equipment
     Effective July 31, 2005, based on a review performed by us, we changed our estimate of useful lives of certain property, plant and equipment. The principal estimated useful lives were: buildings and improvements — 7 to 30 years; leasehold improvements — the lesser of the term of the lease or 7 years; equipment — 7 years; information systems hardware and software — 3 to 5 years. The revised estimated useful lives are: buildings and improvements — 7 to 50 years; leasehold improvements — the lesser of the term of the lease or 7 years; equipment — 7 to 25 years; information systems hardware and software – 3 to 15 years. The change in estimated useful lives increased our operating income by approximately $0.2 million during the three months ended July 31, 2005 when compared to the old useful lives.
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
     Limoneira, which generated total revenues of approximately $26 million during fiscal 2004, primarily engages in growing citrus and avocados, picking and hauling citrus, and packing lemons. The issuances of the shares discussed above are exempt from registration under federal and state securities laws. As a result of the ownership percentage acquired in Limoneira, we recognize only dividends received from Limoneira as income. Such investment is classified as “available-for-sale,” whereby it is reported at fair market value and unrealized gains and losses will be reported in other comprehensive income.
Term loan agreement
     In July 2005, we entered into a non-collateralized term loan agreement with Farm Credit West, PCA to finance the purchase of our Limoneira Stock. Pursuant to such agreement, we borrowed $13 million, which is to be repaid in 10 annual installments of $1.3 million. Such annual installments begin July 2006 and continue through July 2015. Interest is to be paid monthly, in arrears, beginning August 2005 through the life of the loan. Such loan bears interest at a fixed rate of 5.70%.
     Such loan contains various financial covenants, which are substantially identical to existing covenants, with which we were in compliance at July 31, 2005.
Option Grant
     In August 2005, our Board of Directors approved the issuance of options to acquire a total of 400,000 shares of our common stock to various employees of the Company. The options vest if the closing price of our common stock is at least $11.00 per share at any time throughout the life of the option. At no time, however, may any options vest within one year from the date of grant. Additionally, such options have an exercise price of $9.10 per share and a term of 5 years from the grant date. The market price of our common stock at the grant date was $9.10.

Net Sales
     The following table summarizes our net sales by business segment for each of the three and nine month periods ended July 31, 2005 and 2004:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2005	Change	2004	2005	Change	2004
Net sales to third-parties:
California avocados	$58,431	(12.4)%	$66,727	$91,086	(24.8)%	$121,058
International avocados and perishable food products	21,863	122.4%	9,831	84,721	24.1%	68,270
Processed products	8,405	24.3%	6,760	20,769	6.8%	19,454

Total net sales	$88,699	6.5%	$83,318	$196,576	(5.8)%	$208,782

As a percentage of net sales:
California avocados	65.9%		80.1%	46.3%		58.0%
International avocados and perishable food products	24.6%		11.8%	43.1%		32.7%
Processed products	9.5%		8.1%	10.6%		9.3%

	100.0%		100.0%	100.0%		100.0%

     Net sales for the third quarter of fiscal 2005, compared to fiscal 2004, increased by $5.4 million, or 6.5%; whereas net sales for the nine months ended July 31, 2005, compared to fiscal 2004, decreased by $12.2 million, or 5.8%. Consistent with the historical seasonality of the California avocado harvest, our California avocado business generated a significant portion of our of our consolidated net sales for the third quarter (65.9% for the 3 months ended July 31, 2005, as compared to 80.1% for the same prior year period). For the three and nine month periods, our net sales growth reflects an increasing percentage of our business being generated from our international avocados and perishable food products segment. This increase was driven primarily by an increase in the volume of avocados being imported from Mexico. Net sales generated by our processed products business are not generally subject to the seasonal effect experienced by our other operating segments. For the nine month period, the increase in net sales to third parties delivered by our processed products business was due primarily to an increase in total pounds of product sold, partially offset by a marginal decrease in our price per pound. We anticipate that sales generated from our California avocados and international avocados and perishable food products segments will continue to represent the majority of total net sales and the percentage of total net sales generated from these segments may increase in the future.
     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse, Uruapan processing plant and Mexicali processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.
California avocados
     Net sales delivered by the business decreased by approximately $8.3 million, or 12.4%, for the third quarter of fiscal 2005, when compared to the same period for fiscal 2004. The decrease in sales reflects a 19.2% decrease in pounds of avocados sold, partially offset by an improvement in our average selling prices when compared to the same prior year period. The decrease in pounds is consistent with the expected decrease in the overall harvest of the California avocado crop for the 2004/2005 season. Our market share of California avocados increased slightly to 35.2% in the third quarter of fiscal 2005, when compared to a 33.4% market share for the same prior year period.
     Net sales delivered by the business decreased by approximately $30.0 million, or 24.8%, for the first nine months of fiscal 2005, compared to the same fiscal 2004 period. The decrease in sales reflects a 24.5% decrease in pounds of avocados sold. This decrease in pounds sold is consistent with the expected decrease in the overall harvest of the California avocado crop for the 2004/2005 season. Our market share of California avocados decreased slightly to 33.0% for the nine months ended July 31, 2005, compared to 33.9% for the same period in the prior year.

     Average selling prices, on a per carton basis, for California avocados for the third quarter of fiscal 2005 were 10.4% higher when compared to the same prior year period. We attribute some of this increase in these average selling prices to fewer overall pounds sold in the U.S. marketplace. Our average selling prices remained virtually unchanged for the first nine months of fiscal 2005, when compared to the same prior year period.
     We anticipate that our California avocado business will experience a seasonal decrease during the fourth fiscal quarter of 2005.
International and perishable food products
     For the quarter ended July 31, 2005, when compared to the same period for fiscal 2004, sales to third-party customers increased by approximately $12.0 million, or 122.4%. For the nine months of fiscal 2005, when compared to the same period for fiscal 2004, sales to third-party customers increased by approximately $16.5 million, or 24.1%.
     The increased sales to third-parties by our international and perishable food products business were primarily driven by increased sales of Mexican and Chilean grown avocados in the U.S., Japanese, and/or European marketplace.
     For the quarter ended July 31, 2005, the volume of Mexican fruit handled increased by 10.3 million pounds, or 220.0%, when compared to the same prior year period. This increase is primarily related to the year round availability of Mexican sourced fruit into the United States.
     For the nine months ended July 31, 2005, the volume of Mexican and Chilean fruit handled increased by 15.5 million pounds, or 42.4%, and 8.1 million pounds, or 87.5%, when compared to the same prior year period. Such increases, however, were partially offset by decreases in Dominican Republic sourced fruit. For the nine months ended July 31, 2005, the volume of Dominican Republic fruit handled decreased by 4.1 million pounds, or 50.4%, when compared to the same prior year period.
     For the third fiscal quarter of 2005, average selling prices, on a per carton basis, for Mexican avocados were approximately 19.0% higher when compared to the same prior year period. We attribute some of this increase to fewer overall California pounds sold in the U.S. marketplace during such period. For the first nine months of fiscal 2005, average selling prices, on a per carton basis, for Chilean, Mexican, and The Dominican Republic avocados were 28.0% lower, 3.5% higher, and 17.0% lower when compared to the same prior year period. These fluctuations were primarily the result of a significant increase in seasonal imports of Chilean sourced fruit, the initial uncertainty over the effect/impact of the year-round introduction of Mexican avocados in the U.S. marketplace, and fewer overall pounds sold in the U.S. marketplace.
     We anticipate that net sales for this segment will gradually increase in the fourth fiscal quarter of 2005 as compared to the third fiscal quarter of 2005. This is consistent with the cyclical nature of the availability of foreign sourced avocados in the U.S. marketplace.
Processed products
     For the quarter ended July 31, 2005, when compared to the same period for fiscal 2004, sales to third-party customers increased by approximately $1.6 million, or 24.3%. This increase is primarily related to a 26.4% increase in total pounds sold. Our net selling prices remained consistent during the third quarter ended July 31, 2005 when compared to the same prior year period.
     For the first nine months of fiscal 2005, when compared to the same period for fiscal 2004, sales to third-party customers increased by approximately $1.3 million, or 6.8%. This increase is primarily related to a 10.6% increase in total pounds sold. Such increase, however, was partially offset by a marginal decrease in our net selling prices of approximately 3.7% during the nine months ended July 31, 2005 when compared to the same prior year period.
     Our ultra high pressure products continue to experience solid demand. During the third quarter ended July 31, 2005, sales of high pressure product totaled approximately $2.6 million, as compared to $1.6 million for the same prior year period. We believe that the introduction of these fresh guacamole products will, in the long-term, successfully address a growing market segment.
Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and nine month periods ended July 31, 2005 and 2004:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2005	Change	2004	2005	Change	2004
Gross margins:
California avocados	$7,194	(7.5)%	$7,776	$9,790	(20.1)%	$12,258
International avocados and perishable food products	711	664.5%	93	4,384	5.8%	4,144
Processed products	1,289	87.6%	687	3,327	11.2%	2,991

Total gross margins	$9,194	7.5%	$8,556	$17,501	(9.8)%	$19,393

Gross profit percentages:
California avocados	12.3%		11.7%	10.7%		10.1%
International avocados and perishable food products	3.3%		0.9%	5.2%		6.1%
Processed products	15.3%		10.2%	16.0%		15.4%
Consolidated	10.4%		10.3%	8.9%		9.3%
     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Consolidated gross margin, as a percent of sales, remained consistent for the three month period ended July 31, 2005. For the nine month period ended July 31, 2005, consolidated gross margin, as a percent of sales, decreased 0.4%. This decrease was principally attributable to decreased profitability in our international avocados and perishable food products operating segment.
     For the nine months ended July 31, 2005, our California avocados segment experienced an increase in its gross profit percentage. This was principally driven by a minor increase in our packing and marketing fee (which is charged to cover our costs and a profit). For the nine months ended July 31, 2005, the gross profit percentages generated by our international avocados and perishable food products business were negatively impacted by an increase in fruit costs. These increases in fruit costs, however, were partially offset by increases in fruit volume, which had the effect of reducing our per pound packing costs. For the nine months ended July 31, 2005, the gross profit percentages for our processed products segment increased primarily as a result of efficiencies related to the relocation of production from Santa Paula, California and Mexicali, Mexico to our newly acquired facility in Uruapan, Mexico. Such efficiencies were partially offset, however, by higher fruit costs and final costs related to the closing of our Mexicali, Mexico facility. We anticipate that the gross profit percentage for our processed product segment will continue to experience significant fluctuations during the next fiscal quarter primarily due to uncertainty of fruit costs that will be used in the production process.

Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2005	Change	2004	2005	Change	2004
Selling, general and administrative	$4,825	25.4%	$3,848	$13,645	18.6%	$11,504
Percentage of net sales	5.4%		4.6%	6.9%		5.5%
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $1.0 million, or 25.4%, for the three months ended July 31, 2005, when compared to the same period for fiscal 2004. This increase was primarily related to higher corporate costs, including, but not limited to, costs related to implementing provisions required under section 404 of the Sarbanes-Oxley Act (totaling approximately $0.5 million) and an increase in bad debt expense (totaling approximately $0.4 million). For the first nine months ended July 31, 2005, when compared to the same prior year period, selling, general and administrative expenses increased by $2.1 million, or 18.6%, compared to the same period for fiscal 2004. This increase was primarily related to higher corporate costs, including, but not limited to, costs related to implementing provisions required under section 404 of the Sarbanes-Oxley Act (totaling approximately $1.1 million), an increase in bad debt expense (totaling approximately $0.4 million), corporate moving expenses (totaling approximately $0.3 million) and final expenses related to the closing of our Mexicali, Mexico facility (totaling approximately $0.1 million). Such higher corporate costs were partially offset by a decrease in employee compensation costs (totaling approximately $0.6 million).
Other Income, net

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2005	Change	2004	2005	Change	2004
Other income, net	$153	68.1%	$91	$2,144	589.4%	$311
Percentage of net sales	0.2%		0.1%	1.1%		0.1%
     Other income, net includes interest income and expense generated in connection with our financing and operating activities, as well as certain other transactions that are outside of the course of normal operations. For the nine months ended July 31, 2005, other income, net includes the gain on the sale of our corporate facility totaling approximately $1.7 million.
Provision for Income Taxes

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2005	Change	2004	2005	Change	2004
Provision for income taxes	$1,603	(7.8)%	$1,739	$2,161	(30.3)%	$3,100
Percentage of income before provision for income taxes	35.4%		36.2%	36.0%		37.8%
For the first nine months of fiscal 2005, our provision for income taxes was $2.2 million, as compared to $3.1 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 36.0% during fiscal 2005.

Liquidity and Capital Resources
     Cash provided by operating activities was $3.9 million for the nine months ended July 31, 2005, compared to $3.7 million for the similar period in fiscal 2004. Operating cash flows for the nine months ended July 31, 2005 reflect our net income of $3.8 million, net non-cash charges (depreciation and amortization, gain on sale of building, stock compensation expense and provision for losses on accounts receivable) of $0.8 million and a net decrease in the noncash components of our working capital of approximately $0.9 million.
     These working capital decreases include an increase in accounts receivable of $13.0 million and an increase in inventory of $4.1 million, partially offset by an increase in payable to growers of $12.2 million, an increase in trade accounts payable and accrued expenses of $2.4 million, a decrease in income tax receivable of $0.8 million, a decrease in prepaid expenses and other current assets of $0.5 million, and other miscellaneous changes totaling $0.3 million.
     Increases in our accounts receivable balance as of July 31, 2005, when compared to October 31, 2004, primarily reflect higher sales recorded in the month of July 2005, as compared to October 2004. The amounts in inventory and payable to our growers primarily reflect an increase in fruit delivered, as well as an increase in the price of California avocados marketed in the month of July 2005, as compared to October 2004. The decrease in income tax receivable primarily relates to the timing of income tax payments made through nine months ended July 31, 2005.
     Cash used in investing activities was $21.5 million for the nine months ended July 31, 2005 and related principally to the purchase of Limoneira stock.
     Cash provided by financing activities was $18.1 million for the nine months ended July 31, 2005 which related principally to the issuance of a new term loan which provided us with $13,000,000, as well as the issuance of stock to Limoneira. Such cash inflows were partially offset by the payment of a $4.1 million dividend and repayments totaling $1.1 million related to our short-term borrowings.
     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of July 31, 2005 and October 31, 2004 totaled $1.2 million and $0.6 million. Our working capital at July 31, 2005 was $25.5 million compared to $20.4 million at October 31, 2004. The overall working capital increase primarily reflects an increase in our accounts receivable and inventory balances, partially offset by increases in our payable to growers and accrued expenses balances.
     We believe that cash flows from operations and existing credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. We have two short-term, non-collateralized, revolving credit facilities. These credit facilities expire in January 2006 and April 2006 and are with separate banks. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $24 million, with a weighted-average interest rate of 4.29% and 2.9% at July 31, 2005 and October 31, 2004. Under these credit facilities, $0.9 million was outstanding as of July 31, 2005 and $2.0 million outstanding as of October 31, 2004. The credit facilities contain various financial covenants with which we were in compliance at July 31, 2005.
Impact of Recently Issued Accounting Pronouncements
     See footnote 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents, accounts receivable, loans to growers, notes receivable from shareholders, payable to growers, accounts payable, current borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2005.

	Expected maturity date July 31,
(All amounts in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$1,186	$—	$—	$—	$—	$—	$1,186	$1,186
Accounts receivable (1)	33,695	—	—	—	—	—	33,695	33,695
Loans to growers (1)	95	—	—	—	—	—	95	95
Notes receivable from shareholders (2)	—	197	2,461	—	—	—	2,658	2,658

Liabilities
Payable to growers (1)	$18,030	$—	$—	$—	$—	$—	$18,030	$18,030
Accounts payable (1)	2,383	—	—	—	—	—	2,383	2,383
Current borrowings pursuant to credit facilities (1)	867	—	—	—	—	—	867	867
Fixed-rate long-term obligations (3)	1,316	1,308	1,308	1,303	1,300	6,500	13,035	13,035

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, loans to growers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Notes receivable from shareholders bear interest at 7.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 8.50%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $69,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 3.3% to 8.2% with a weighted-average interest rate of 5.7%. We believe that loans with a similar risk profile would currently yield a return of 5.7%. We project the impact of an increase or decrease in interest rates of 100 basis points would not result in a significant change of fair value.
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

ITEM 6. EXHIBITS
10.1	Term loan agreement dated July 1, 2005, between Farm Credit West, PCA and Calavo Growers, Inc.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: September 8, 2005	By	/s/ Lecil E. Cole

Lecil E. Cole
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Date: September 8, 2005	By	/s/ Arthur J. Bruno

Arthur J. Bruno
Chief Operating Officer, Chief Financial Officer and
Corporate Secretary
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Term loan agreement dated July 1, 2005 between Farm Credit West, PCA and Calavo Growers, Inc.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.