Form 10-Q/A
period 2005-07-31
CALAVO GROWERS INC
filed 2006-01-31
CIK 1133470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
AMENDMENT #1

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
Yes ☑   No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
Registrant’s number of shares of common stock outstanding as of July 31, 2005 was 14,518,833.

Explanatory Note
The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Calavo Growers, Inc. (the “Company”) for the three and nine months ended July 31, 2005 (the “Original Form 10-Q”) is to restate the Company’s interim consolidated financial statements as of and for the three and nine months ended July 31, 2005 to correct amounts on the Company’s consolidated statement of cash flows. Specifically, the amounts presented in the Company’s consolidated statement of cash flows for the nine months ended July 31, 2005 in this Amendment No. 1 reflect a correction in the presentation of the Company’s common stock issued in conjunction with acquiring Limoneira Company common stock, pursuant to the stock purchase agreement more fully described in Note 8. As discussed in Note 11, we will present the portion of the transaction that was not settled in cash as a non-cash investing and financing activity, rather than as cash flows in the investing and financing activities sections of the consolidated statement of cash flows. This adjustment results in a decrease of $10 million in net cash provided by financing activities and a corresponding decrease in cash used in investing activities from those amounts previously presented in the consolidated statement of cash flows. Note that there was no change in the net decrease in cash and cash equivalents. Further, these changes had no effect on the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of shareholders’ equity.
As a result of the restatement, the Company has determined it to be necessary to amend the Original Form 10-Q. This Amendment No. 1 amends and restates, in its entirety, Part I, Item 1, Item 2 and Item 4 of the Original Form 10-Q. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note 11 to the accompanying interim consolidated financial statements.

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

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended July 31,
	2005
	As restated,
	See Note 11	2004
Cash Flows from Operating Activities:
Net income	$3,839	$5,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,223	1,792
Gain on sale of building	(1,725)	—
Stock based compensation	38	33
Provision for losses on accounts receivable	400	25
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(12,964)	(11,214)
Inventories, net	(4,118)	(5,738)
Prepaid expenses and other assets	529	992
Loans to growers	114	288
Advances to suppliers	12	(1,772)
Income taxes receivable	803	—
Payable to growers	12,241	11,503
Trade accounts payable and accrued expenses	2,382	1,577
Income taxes payable	200	1,087

Net cash provided by operating activities	3,974	3,673
Cash Flows from Investing Activities:
Direct costs of Maui acquisition	—	(65)
Cash settlement of the acquisition of Limoneira stock, net of our common stock issued (See below and Note 8)	(13,450)	—
Proceeds received from sale of building	3,383	—
Acquisitions of and deposits on property, plant, and equipment	(1,436)	(5,414)

Net cash used in investing activities	(11,503)	(5,479)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(4,052)	(3,376)
Proceeds from (payments on) short-term borrowings, net	(1,133)	—
Proceeds from issuance of long-term debt	13,000	—
Exercise of stock options	60	—
Collection on notes receivable from shareholders	225	680
Payments on long-term obligations	(21)	(25)

Net cash provided by (used in) financing activities	8,079	(2,721)

Net increase (decrease) in cash and cash equivalents	550	(4,527)
Cash and cash equivalents, beginning of period	636	5,375

Cash and cash equivalents, end of period	$1,186	$848

Supplemental Information —
Cash paid during the period for:
Interest	$179	$58

Income taxes	$1,207	$1,907

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$23	$—

Issuance of our common stock in Limoneira transaction	$10,000	$—

Unrealized holding gains	$17,517	$—

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
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a significant impact on our overall results of operations or financial position.
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
Useful lives of property, plant and equipment
     Effective July 31, 2005, based on a review performed by us, we changed our estimate of useful lives of certain property, plant and equipment. The principal estimated useful lives were: buildings and improvements — 7 to 30 years; leasehold improvements — the lesser of the term of the lease or 7 years; equipment — 7 years; information systems hardware and software — 3 to 5 years. The revised estimated useful lives are: buildings and improvements — 7 to 50 years; leasehold improvements — the lesser of the term of the lease or 7 years; equipment — 7 to 25 years; information systems hardware and software — 3 to 15 years. The change in estimated useful lives increased our operating income by approximately $0.2 million during the three months ended July 31, 2005 when compared to the old useful lives.
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
8. Investment in Limoneira Company
     In order to increase our market share of California avocados and increase synergies within the marketplace, we entered into a stock purchase agreement with Limoneira Company (Limoneira) in June 2005. Pursuant to such agreement, we acquired approximately 15.1% of Limoneira’s outstanding common stock for $23.45 million and Limoneira acquired approximately 6.9% of our outstanding common stock for $10 million. The transaction was settled by a net cash payment by Calavo of $13.45 million. Additionally, such agreement also provided for: (1) Calavo to lease office space from Limoneira in Santa Paula, California for a period of 10 years at an initial annual gross rental of approximately $0.2 million (subject to annual CPI increases, as defined), (2) Calavo to market Limoneira’s avocados and (3) Calavo and Limoneira to use good faith reasonable efforts to maximize avocado packing efficiencies for both parties by consolidating their fruit packing operations. Various opportunities are

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
currently being considered, including the use of existing packing facilities, an investment in existing vacant facilities, and/or an investment in a new consolidated facility for both parties.
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
9. Term loan agreement
     In July 2005, we entered into a non-collateralized term loan agreement with Farm Credit West, PCA to finance the purchase of our Limoneira Stock. Pursuant to such agreement, we borrowed $13.0 million, which is to be repaid in 10 annual installments of $1.3 million. Such annual installments begin July 2006 and continue through July 2015. Interest is to be paid monthly, in arrears, beginning August 2005 through the life of the loan. Such loan bears interest at a fixed rate of 5.70%.
     Such loan contains various financial covenants, which are substantially identical to existing covenants, with which we were in compliance at July 31, 2005. The most significant financial covenants relate to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined) requirements.
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
11. Restatement of interim consolidated financial statements
     Subsequent to the issuance of our July 31, 2005 interim consolidated financial statements, we determined that amounts presented in our consolidated statement of cash flows for the nine months ended July 31, 2005 required an adjustment to the presentation of our common stock issued in conjunction with acquiring Limoneira common stock, pursuant to the stock purchase agreement more fully described in Note 8. We have presented the portion of the transaction that was not settled in cash as a non-cash investing and financing activity, rather than as cash flows in the investing and financing activities sections of the consolidated statement of cash flows. This adjustment resulted in a decrease in net cash provided by financing activities totaling $10 million and a corresponding decrease in cash used in investing activities totaling $10 million. Note that there was no change in the net decrease in cash and cash equivalents. Further, these changes had no effect on the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of shareholders’ equity.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
     The effect of the restatement on the Company’s consolidated statement of cash flows for the nine months ended July 31, 2005 is reflected in the table below:

	As
	Previously
	Reported	As Restated
Cash flows from Investing Activities:
Cash settlement of acquisition of Limoneira Stock, net of our common stock issued	$(23,450)	$(13,450)
Net cash used in investing activities	(21,503)	(11,503)

Cash flows from Financing Activities:
Issuance of stock to Limoneira	10,000	—
Net cash provided by financing activities	18,079	8,079

Noncash investing and financing activities:
Issuance of our common stock in Limoneira transaction	$—	$10,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     As discussed in Note 11, the statement of cash flows for the nine months ended July 31, 2005 has been restated. This MD&A reflects the effects of such restatement.
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
Useful lives of property, plant and equipment
     Effective July 31, 2005, based on a review performed by us, we changed our estimate of useful lives of certain property, plant and equipment. The principal estimated useful lives were: buildings and improvements — 7 to 30 years; leasehold improvements — the lesser of the term of the lease or 7 years; equipment — 7 years; information systems hardware and software — 3 to 5 years. The revised estimated useful lives are: buildings and improvements — 7 to 50 years; leasehold improvements — the lesser of the term of the lease or 7 years; equipment — 7 to 25 years; information systems hardware and software — 3 to 15 years. The change in estimated useful lives increased our operating income by approximately $0.2 million during the three months ended July 31, 2005 when compared to the old useful lives.
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
Investment in Limoneira Company
     In order to increase our market share of California avocados and increase synergies within the marketplace, we entered into a stock purchase agreement with Limoneira Company (Limoneira) in June 2005. Pursuant to such agreement, we acquired approximately 15.1% of Limoneira’s outstanding common stock for $23.45 million and Limoneira acquired approximately 6.9% of our outstanding common stock for $10 million. The transaction was settled by a net cash payment by Calavo of $13.45 million. Additionally, such agreement also provided for: (1) Calavo to lease office space from Limoneira in Santa Paula, California for a period of 10 years at an initial annual gross rental of approximately $0.2 million (subject to annual CPI increases, as defined), (2) Calavo to market Limoneira’s avocados and (3) Calavo and Limoneira to use good faith reasonable efforts to maximize avocado packing efficiencies for both parties by consolidating their fruit packing operations. Various opportunities are currently being considered, including the use of existing packing facilities, an investment in existing vacant facilities, and/or an investment in a new consolidated facility for both parties.
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
Term loan agreement
     In July 2005, we entered into a non-collateralized term loan agreement with Farm Credit West, PCA to finance the purchase of our Limoneira Stock. Pursuant to such agreement, we borrowed $13.0 million, which is to be repaid in 10 annual installments of $1.3 million. Such annual installments begin July 2006 and continue through July 2015. Interest is to be paid monthly, in arrears, beginning August 2005 through the life of the loan. Such loan bears interest at a fixed rate of 5.70%.
     Such loan contains various financial covenants, which are substantially identical to existing covenants, with which we were in compliance at July 31, 2005. The most significant financial covenants relate to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined) requirements.
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
     Increases in our accounts receivable balance as of July 31, 2005, when compared to October 31, 2004, primarily reflect higher sales recorded in the month of July 2005, as compared to October 2004. The amounts in inventory and payable to our growers primarily reflect an increase in fruit delivered, as well as an increase in the price of California avocados marketed in the month of July 2005, as compared to October 2004. The decrease in income tax receivable primarily relates to the application of prior year’s tax overpayment to reduce current year tax liability.
     Cash used in investing activities was $11.5 million for the nine months ended July 31, 2005 and related principally to the cash portion of the Limoneira transaction..
     Cash provided by financing activities was $8.1 million for the nine months ended July 31, 2005 which related principally to the issuance of a new term loan which provided us with $13,000,000. Such cash inflows were partially offset by the payment of a $4.1 million dividend and repayments totaling $1.1 million related to our short-term borrowings.
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

(All amounts in thousands)	Expected maturity date July 31,
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$1,186	$—	$—	$—	$—	$—	$1,186	$1,186
Accounts receivable (1)	33,695	—	—	—	—	—	33,695	33,695
Loans to growers (1)	95	—	—	—	—	—	95	95
Notes receivable from shareholders (2)	—	197	2,461	—	—	—	2,658	2,658

Liabilities
Payable to growers (1)	$18,030	$—	$—	$—	$—	$—	$18,030	$18,030
Accounts payable (1)	2,383	—	—	—	—	—	2,383	2,383
Current borrowings pursuant to credit facilities (1)	867	—	—	—	—	—	867	867
Fixed-rate long-term obligations (3)	1,316	1,308	1,308	1,303	1,300	6,500	13,035	13,035

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, loans to growers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Notes receivable from shareholders bear interest at 7.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 8.50%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $69,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 3.3% to 8.2% with a weighted-average interest rate of 5.7%. We believe that loans with a similar risk profile would currently yield a return of 5.7%. We project the impact of an increase or decrease in interest rates of 100 basis points would not result in a significant change of fair value.
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
     Deloitte & Touche LLP, our independent registered public accounting firm, has informed us that it does not agree with our management’s conclusion that our decision to restate our consolidated statements of cash flows did not result from a material weakness in our internal control over financial reporting.

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

Calavo Growers, Inc.
(Registrant)

Date: January 30, 2006	By	/s/ Lecil E. Cole

Lecil E. Cole
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Date: January 30, 2006	By	/s/ Arthur J. Bruno

Arthur J. Bruno
Chief Operating Officer, Chief Financial Officer
and Corporate Secretary
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Term loan agreement dated July 1, 2005 between Farm Credit West, PCA and Calavo Growers, Inc.[1]

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
1	Previously filed on September 9, 2005 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.