Form 10-K
period 2005-10-31
CALAVO GROWERS INC
filed 2006-02-01
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2005
Commission file number: 000-33385
CALAVO GROWERS, INC.
(Exact name of registrant as specified in its charter)

California (State of incorporation)	33-0945304 (I.R.S. Employer Identification No.)

1141-A Cummings Road, Santa Paula, CA (Address of principal executive offices)	93060 (Zip code)
Registrant’s telephone number, including area code: (805) 525-1245
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value per Share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     Yes ☐ No ☑
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
     Yes ☑ No ☐
     Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     Based on the closing price as reported on the Nasdaq National Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $114.6 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of November 30, 2005 was 14,375,833.
Documents Incorporated by Reference
     Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders, which we intend to hold on April 26, 2006, are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2005.

CAUTIONARY STATEMENT
This Annual Report on Form 10-K contains statements relating to future results of Calavo Growers, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “will,” and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: increased competition, general economic and business conditions, energy costs and availability, conducting substantial amounts of business internationally, pricing pressures on agricultural products, adverse weather and growing conditions confronting avocado growers, new governmental regulations, as well as other risks and uncertainties, including those set forth in Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Item 1. Business
General development of the business
     We engage in the procurement and marketing of avocados and other perishable foods and the preparation and distribution of processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. Through our three operating facilities in Southern California and two facilities in Mexico, we sort pack and/or ripen avocados procured in California and Mexico and prepare processed avocado products. Additionally, we procure avocados internationally, principally from Chile and the Dominican Republic, and distribute other perishable foods, such as Hawaiian grown papayas. We report these operations in three different business segments: California avocados, international avocados and perishable food products, and processed products.
     On October 9, 2001, we completed a series of transactions whereby common and preferred shareholders of Calavo Growers of California (the Cooperative), an agricultural marketing cooperative association, exchanged all of their outstanding shares for shares of our common stock. Concurrent with this transaction, the Cooperative was merged into us with Calavo Growers, Inc. (Calavo) emerging as the surviving entity. These transactions had the effect of converting the legal structure of the business from a non profit cooperative to a for-profit corporation. All references herein to us for periods prior to the merger refer to the business and operations of the Cooperative.
     In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan called for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan, Mexico. This restructuring has provided for cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The Uruapan facility commenced operations in February 2004 and the Santa Paula and Mexicali facilities were closed in February 2003 and August 2004. During fiscal 2005, we incurred costs related to this restructuring approximating $0.4 million, which are recorded in our income statement as both cost of sales ($0.3 million) and selling, general and administrative expenses ($0.1 million). All the above amounts have been paid and we do not expect any additional operating costs related to this restructuring.
     In November 2003, we acquired all the outstanding common shares of Maui Fresh International, Inc. (Maui). Maui distributes a multi-product line of specialty produce through retail, food service and terminal market wholesale channels. Maui is currently based in Los Angeles, California, but maintains significant operations in Hawaii and Nogales, Arizona. Maui packs and distributes a diversified line comprised of more than 20 commodities, including tropical and exotic fruits, chilies and hothouse-grown items, as well as other conventional fruits and vegetables.
     In March 2005, we completed the sale of our old corporate headquarters building (located in Santa Ana) for $3.4 million. This transaction resulted in a pre-tax gain on sale of approximately $1.7 million. In conjunction with such sale, we relocated our corporate offices to Santa Paula, California in March 2005. Total expenses related to such relocation approximated $0.4 million.
     In June 2005, in order to increase our market share of California avocados and increase synergies within the marketplace, we entered into a stock purchase agreement with Limoneira Company (Limoneira). Pursuant to such agreement, we acquired approximately 15.1% of Limoneira’s outstanding common stock for $23.45 million and Limoneira acquired approximately 6.9% of our outstanding common stock for $10 million. The transaction was settled by a net cash payment by us of $13.45 million. Additionally, such agreement also provided for: (1) Calavo to lease office space from Limoneira in Santa Paula, California for a period of 10 years at an initial annual gross rental of approximately $0.2 million (subject to annual CPI increases, as defined), (2) Calavo to market Limoneira’s avocados and (3) Calavo and Limoneira to use good faith reasonable efforts to maximize avocado packing efficiencies for both parties by consolidating their fruit packing operations. Various opportunities are currently being considered, including the use of existing packing facilities, an investment in existing vacant facilities, and/or an investment in a new consolidated facility for both parties.
     Limoneira, which generated total revenues of approximately $26 million during fiscal 2004, primarily engages in growing citrus and avocados, picking and hauling citrus, and packing lemons. The issuances of the shares discussed above are exempt from registration under federal and state securities laws.
     Our principal executive offices are located at 1141-A Cummings Road, Santa Paula, California 93060; telephone (805) 525-1245.
     At October 31, 2005, we employed approximately 700 employees worldwide.

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
California avocados
     Calavo was founded in 1924 to market California avocados. In California, the growing area stretches from San Diego County to San Luis Obispo County, with the majority of the growing areas located approximately 100 miles north and south of Los Angeles County. The storage life of fresh avocados is limited. It generally ranges from one to four weeks, depending upon the maturity of the fruit, the growing methods used, and the handling conditions in the distribution chain.
     The Hass variety is the predominant avocado variety marketed on a worldwide basis. California grown Hass avocados are available year-round, with peak production periods occurring between February through September. Other varieties have a more limited picking season and command a lower price. Approximately 2,200 growers deliver avocados to us, generally pursuant to a standard marketing agreement. Over the past several years, our share of the California avocado crop has remained strong, with approximately 35% of the 2005 California avocado crop handled by us, based on data published by the California Avocado Commission. We attribute our solid foothold in the California industry principally to the competitiveness of the per pound returns we pay and the communication we maintain with our growers.
     Avocados delivered to our packinghouses are graded, sized, packed, and cooled for delivery to customers. Our ability to estimate the size, as well as the timing of the delivery of the annual avocado crop, has a substantial impact on both our costs and the sales price we receive for the fruit. To that end, our field personnel maintain direct contact with growers and farm managers and coordinate harvest plans. The feedback from our field-managers is used by our sales department to prepare sales plans used by our direct sales force.
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
     The California avocado market is highly competitive with 9 major avocado handlers. A marketing order enacted by the state legislature is in effect for California grown avocados and provides the financial resource to fund generic advertising and promotional programs. Although avocados handled by us are identifiable through packaging and the Calavo brand name sticker, we believe that consumers generally do not purchase avocados based on brand loyalty. We have, however, developed a series of marketing and sales initiatives aimed at our largest customers that are designed to differentiate our products and services from those offered by our competitors. Some of these key initiatives are as follows:
•	We continue to have success with our ProRipeVIP™ avocado ripening program. This proprietary program allows us to deliver avocados with varying degrees of ripeness to our customers. We have invested in the Aweta AFS (acoustic firmness sensor) technology and equipment. ProRipeVIP™ is the next generation of selling preconditioned avocados that have firmness determined via soundwaves. This technology is not new to the produce industry, but is new to avocados. The most significant and compelling reason we choose to invest in Aweta systems is because the acoustic sensors measure firmness of the entire piece of fruit, as opposed to competitive mechanical tests that use pressure and calculated averages to measure firmness. We believe that ripened avocados help our customers address the consumers’ immediate needs and accelerate the sale of avocados through their stores.

•	We have developed various display techniques and packages that appeal to consumers and, in particular, impulse buyers. Some of our techniques include the bagging of avocados and the strategic display of the bags within the produce section of retail stores. Our research has demonstrated that consumers generally purchase a larger quantity of avocados when presented in a bag as opposed to the conventional bulk displays. We also believe that the value proposition of avocados in a bag provides for a higher level of sales to grocery stores.

•	From time to time, we market our avocados under joint promotion programs with other food manufacturers. Under these programs, we seek to increase the promotional exposure of our products by providing certain sales incentives. These incentives will be offered in conjunction with various promotional campaigns designed to advertise the products of all parties involved. We believe these programs will help us minimize our advertising costs, as they will be shared with other parties, while still achieving recognition in the marketplace.

•	We have established one of the industry’s largest proprietary marketing databases that facilitates a review of the performance of avocados in various grocery stores located across the nation. Based on this data, we are able to assist our customers in developing programs that will increase their sales. Generally, we review the performance of stores relative to others within the same geographic area and make recommendations designed to increase both the per unit and total dollar sales of avocados within the produce section.
     We sell avocados to a diverse group of supermarket chains, wholesalers, food service and other distributors, under the Calavo and private labels. The consolidation in the supermarket industry has led to fewer, but bigger buyers. From time to time, sales are transacted via e-commerce. We believe that our largest customers will require us and our competitors to implement one or more e-commerce distribution solutions to facilitate their procurement and inventory management programs. In our judgment, the shift to e-commerce by our largest customers will favorably impact larger handlers like us, which have the ability and financial resources to support these strategies. From time to time, some of our larger customers seek short-term sales contracts that formalize their pricing and volume requirements. Generally, these contracts contain provisions that establish a price floor and/or ceiling during the contract duration. Again, in our judgment, the shift by our customers to drafting sales contracts benefits large handlers like us, which have the ability to fulfill the terms of these contracts. During fiscal year 2005, our 5 and 25 largest customers represented approximately 21% and 44% of our total consolidated revenues. During fiscal years 2005, 2004 and 2003 none of our California avocado customers represented more than 10% of total consolidated revenues.
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
     Net sales generated by our International avocados and perishable food products business depend principally on the availability of Chilean and Mexican grown avocados in the U.S. markets. In November 2004, the United States Department of Food and Agriculture (USDA) published a rule allowing Hass avocado imports from Mexico into all 50 states year round (up from 31 states for only a six month period), except for California, Florida, and Hawaii. We expect the restriction on such states to be lifted in February 2007. For the remaining 47 states, however, Mexico was able to deliver its fruit for all of fiscal 2005. The implementation of this rule resulted in a significant increase in the sale of Mexican sourced fruit during fiscal 2005. See Item 7 for a detailed description of such increase.
     In 1998, we invested in the Mexican avocado market by building a packinghouse in Uruapan, Mexico. We believe that our continued success in marketing Mexican avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices. The Mexican avocado harvest is both complimentary and competitive with the California market, as the Mexican harvest typically runs from September to June. As a result, it is common for Mexican growers to monitor the supply of avocados for export to the United States in order to obtain higher field prices. During 2005, we packed and distributed approximately 21% of the avocados exported from Mexico into the United States and approximately 12% of the avocados exported from Mexico to countries other than the United States, based on our estimates.
     In recent years, the volume of avocados exported by Chilean growers to the United States has continued to increase. Chilean growers continue to increase avocado plantings to capitalize on high returns available in the worldwide avocado markets. Sales of Chilean grown avocados have been significant during our 4th and 1st fiscal quarters. Additionally, with the Chilean harvesting season being complimentary to the California season (August through February), Chilean avocados are able to command competitive retail pricing in the market. During 2005, we distributed approximately 10% of the Chilean imports into the United States, based on our estimates.
     The Dominican Republic also exports avocados into the United States. The harvest of Dominican Republic avocados (September to January) overlaps with the Chilean and Mexican avocado harvest periods. As a result, the increased volume of avocados in the U.S. marketplace related to Dominican Republic sourced fruit has the effect of increasing pressure on sales prices. During 2005, we distributed substantially all of the Dominican Republic imports into the United States, based on our estimates.
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
     Maui has operations in Arizona, California, and Hawaii. The primary focus of these operations is the growing, shipping and distribution of fresh produce. Maui primarily sources its products from the United States and Mexico. Sales for fiscal year 2005 were approximately $21.7 million. Maui has customers located primarily in the United States and Canada and these customers are principally in the retail, foodservice, and wholesale sectors. Maui does not experience significant fluctuations in sales related to seasonality.
Processed Products
     In the 1960’s and early 1970’s, we pioneered the process of freezing avocado pulp and developed a wide variety of guacamole recipes to address the diverse tastes of consumers and buyers in the food service industry. Our customers include both companies in the food service industry and the retail business. Sales are made principally through a commissioned nationwide broker network, which is supported by our regional sales managers. We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, strategically located warehouses, and market relationships. During fiscal year 2005, our 5 and 25 largest customers represented approximately 7% and 10% of our total consolidated revenues. During fiscal years 2005, 2004 and 2003 none of our processed product customers represented more than 10% of total consolidated revenues.
     The food service and retail industries have continued a trend of business consolidation resulting in larger customers, but a smaller number of customers for our processed products. From time to time, in order to secure the ongoing business of some of our largest customers, we enter into certain rebate programs and agreements. While we made no such payments during fiscal 2005 or 2004, we believe that customers will continue to request payment to secure either a certain volume of product or preferred status as a provider of processed products will continue.
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
     In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan called for the closing of our Santa Paula, California and Mexicali, Baja California Norte (Mexicali) processing facilities and relocating these operations to a new facility in Uruapan, Michoacan, Mexico (Uruapan). This restructuring has provided for cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The Uruapan facility commenced operations in February 2004 and the Santa Paula and Mexicali facilities ceased production in February 2003 and August 2004.
     Through January 2003, the primary function of our Mexicali processed operation was to produce pulp for our Santa Paula plant. Our processing facility in Santa Paula, California would receive the pulp from Mexicali, add ingredients, and package the product in various containers. The product would then be frozen for storage with shipment to warehouses and, ultimately, to our customers. From January 2003 to August 2004, however, our Mexicali processed operations became primarily focused on our individually quick frozen (IQF) avocado half product line and one of our high-pressure lines.
     Our IQF line provides food service and retail customers with peeled avocado halves that are ripe and suitable for immediate consumption. These halves were frozen, packaged and shipped out of Mexicali to warehouses located in the U.S., and, ultimately, to our customers.
     During fiscal year 2005, we operated one high-pressure line designed to manufacture processed avocado products that are not frozen (guacamole) in Uruapan. This machine ran at about 60% capacity (with one shift) through October 2005. We anticipate that we will operate such high-pressure machine at a higher capacity during fiscal year 2006. We presently own another, much smaller, high-pressure machine, located in Uruapan, that is currently not in use. We are considering various alternatives with such machine, including trading such machine in for credit towards another high-pressure machine with similar capacity as our high-pressure machine that is currently in use in Uruapan. Utilizing avocado pulp and chunks, these high-pressure machines allow us to deliver fresh guacamole to retail and food service customers. Sales of our high-pressure product totaled approximately $8.7 million and $5.5 million for fiscal years 2005 and 2004.
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
     The USDA regulates and reviews imported food products. In particular, the USDA regulates the distribution of Mexican avocados within 47 states in the U.S. by requiring avocado importers and handlers to execute compliance agreements. These agreements represent an acknowledgment by handlers of the distribution restrictions placed on Mexican avocados and are used as a tool to ensure compliance with existing regulations. From time to time, we have been approached by USDA representatives in their oversight of the compliance agreement process. We continue to consult with USDA representatives to ensure that our systems of internal control provide a high level of reliability in securing compliance agreements on behalf of our customers.
     As a manufacturer and marketer of processed avocado products, our operations are subject to extensive regulation by various federal government agencies, including the Food and Drug Administration (FDA), the USDA and the Federal Trade Commission (FTC), as well as state and local agencies, with respect to production processes, product attributes, packaging, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for safety, purity and labeling. In addition, advertising of our products is subject to regulation by the FTC, and our operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act. Our manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities.
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
Employees
     As of October 31, 2005, we had approximately 700 employees, of which approximately 230 were located in the United States and 470 were located in Mexico. None of Calavo’s United States employees are covered by a collective bargaining agreement. Approximately 460 of Calavo’s Mexican employees are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage.
     The following is a summary of the number of “salaried” and “hourly” employees as of October 31, 2005.

Location	Salaried	Hourly
United States	88	144
Mexico	64	405

TOTAL	152	549

     Although agriculture is a seasonal industry, avocados have a wider window of production than most perishable commodities. Consequently, we employ hourly personnel more routinely throughout the year when compared to other agriculture-dependent companies.

Item 1A. Risk Factors
Risks Related to Our Business
We are subject to increasing competition that may adversely affect our operating results.
     The market for avocados and processed avocado products is highly competitive and affects each of our businesses. Each of our businesses is subject to competitive pressures, including the following:
•	Our California avocado business is impacted by an increasing volume of foreign grown avocados being imported into the United States. Recently, there have been significant plantings of avocados in Mexico, Chile, New Zealand, the Dominican Republic, and other parts of the world, which have had, and will continue to have, the effect of increasing the volume of foreign grown avocados entering the United States market. Generally, an increase in foreign grown avocados in the markets we distribute in has the effect of lowering prices for California grown avocados and adversely impacting our results from operations.

•	Our California avocado business is subject to competition from other California avocado handlers. If we are unable to consistently pay California growers a competitive price for their avocados, these growers may choose to have their avocados marketed by alternate handlers.

•	Our international avocados and perishable food products business is impacted by competitors operating in Mexico. Generally, handlers of Mexican grown avocados operate facilities that are substantially smaller than our facility in Uruapan, Mexico. If we are unable to pack and market a sufficient volume of Mexican grown avocados, smaller handlers will have a lower per unit cost and be able to offer Mexican avocados at a more competitive price to our customers.

•	Our international avocados and perishable food products business is also subject to competition from other California avocado handlers that market Chilean grown avocados. If we are unable to consistently pay Chilean packers a competitive price for their avocados, these packers may choose to have their avocados marketed by alternate handlers.

•	Our processed products business is impacted by demand for our product. If we are unable to produce a sufficient volume of processed products at our existing facilities, our competitors may be able to offer processed products at a more competitive price to our customers.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
     We lease our corporate headquarters building. Additionally, we own two packinghouses and one processing facility in California, lease one packinghouse in California, own one processing facility in Mexico, and lease one packinghouse in Mexico.
     In March 2005, we completed the sale of our corporate headquarters building (located in Santa Ana, CA) for $3.4 million. In conjunction with such sale, we relocated our corporate offices to Santa Paula, California in March 2005. We currently lease our corporate headquarters from Limoneira (see note 12 to the consolidated financial statements).
     Our two California packinghouses handle avocados delivered to us by California and Chilean growers. The Temecula, California facility was built in 1985 and has been improved in capacity and efficiency since then. The Santa Paula, California facility was purchased in 1955 and has had recent equipment improvements equivalent to our Temecula facility. We believe that the combined annual capacity of the two packinghouses, under normal workweek operations, is sufficient to pack the annually budgeted volume of California avocados delivered to us by our growers.
     Our Santa Paula, California processing facility was built in 1975 and had a major expansion in 1988. In conjunction with our restructuring plan, which was approved in February 2003, this facility ceased operating as a processed product avocado processing facility and now functions primarily as a ripening and storage facility for our fresh avocado operation. Additionally, it also serves to store certain processed avocado products as well. Also, effective December 2005, certain operations of our leased Vernon, California packinghouse operation has been relocated to this facility. We believe that the annual capacity of this facility will be sufficient to pack the expected annual volume of specialty commodities delivered to us.
     Our leased Vernon, California packinghouse primarily handles avocados and tropical commodities. We are committed to leasing the facility through 2006. Presently, we are using this facility for storage and packing purposes, but are also exploring opportunities to sublet this facility as well.
     Our owned processing facility in Uruapan, Michoacan, Mexico was constructed pursuant to our restructuring plan approved in February 2003. This facility commenced operations in February 2004. We believe that the annual capacity of this facility will be sufficient to process our budgeted annual production needs.
     Our Mexicali, Mexico processing plant was built in 1995 to our specifications. In conjunction with our restructuring plan, we ceased production at this facility in August 2004. Our lease commitment for this facility ended in December 2004 and we have not extended such lease.
     Our Uruapan, Mexico packinghouse, owned by the same landlord as our Mexicali facility, was also built to our specifications. We are committed to leasing the facility through 2008 and have the option to purchase such facility at the end of the lease term. We believe that the annual capacity of this facility will be sufficient to process our budgeted annual production needs.
Item 3. Legal Proceedings
     From time to time, we become involved in legal proceedings that are related to our business operations. We are not currently a party to any legal proceedings that could have a material adverse effect upon our financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our shareholders during the quarter ended October 31, 2005.

Executive Officers
     The following table sets forth the name, age and position of individuals who hold positions as executive officers of our company. There are no family relationships between any director or executive officer and any other director or executive officer of our company. Executive officers are elected by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Lecil E. Cole	65	Chairman of the Board, Chief Executive Officer and President
Arthur J. Bruno	55	Chief Operating Officer, Chief Financial Officer and Corporate Secretary
Robert J. Wedin	56	Vice President, Sales and Fresh Marketing
Alan C. Ahmer	57	Vice President, Processed Product Sales and Production
Michael A. Browne	46	Vice President, Fresh Operations
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
     Michael A. Browne has served as our Vice President since 2005. From 1997 until joining us, Mr. Browne served as the founder and co-owner of Fresh Directions International, a closely held multinational fresh produce company, which marketed fresh avocados from Mexico, Chile, and the Dominican Republic. Mr. Browne joined us in May 2005.

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

Fiscal 2004	High	Low
First Quarter	$11.60	$9.75
Second Quarter	$10.90	$9.80
Third Quarter	$13.00	$10.08
Fourth Quarter	$12.27	$10.50

Fiscal 2005	High	Low
First Quarter	$12.38	$10.10
Second Quarter	$11.81	$9.76
Third Quarter	$10.92	$10.00
Fourth Quarter	$10.25	$8.66
     As of October 31, 2005, there were approximately 1,400 stockholders of record of our common stock.
     During the year ended October 31, 2005, we did not issue any shares of common stock that were not registered under the Securities Act of 1933, save for the shares issued to Limoneira Company (see Note 12 in consolidated financial statements). The issuance of the shares discussed in the preceding sentence was exempt from registration by reason of the exemption provided by Section 4(2) of the Securities Act of 1933 for offers and sales of securities that do not involve a public offering.
Issuer Purchases of Equity Shares

Total Number of
			Shares Purchased as	Approximate Dollar Value of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	Of Shares	Price Paid	Announced	Purchased under the
	Purchased	Per Share	Plans or Programs	Plans or Programs
Month #1 (August 2005)	200,000	$10.00	—	$—
Month #2 (September 2005)	—		—	—
Month #3 (October 2005)	—		—	—

Total	200,000	$10.00	—	$—

     From time to time, our Board of Directors will authorize the repurchase of shares opportunistically. Such repurchases may be in the open market or in private transactions. The repurchase shown above relates to a private transaction and is from a related party. See Note 9 in consolidated financial statements.
Dividend Policy
     Our dividend policy is to provide for an annual dividend payment, as determined by the Board of Directors. We anticipate that dividends will be paid in the first quarter of our fiscal year.
     On January 3, 2005, we paid a $0.30 per share dividend in the aggregate amount of $4,052,000 to shareholders of record on November 15, 2004.
     On January 3, 2006, we paid a $0.32 per share dividend in the aggregate amount of $4,564,000 to shareholders of record on December 15, 2005.

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
     The following summary consolidated financial data (other than pounds information) for each of the years in the five-year period ended October 31, 2005 are derived from the audited consolidated financial statements of Calavo Growers, Inc. and our predecessor, Calavo Growers of California.
     Historical results are not necessarily indicative of results that may be expected in any future period. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto that are included elsewhere in this Annual Report.

	Fiscal Year Ended October 31,2005
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Income Statement Data: (1)
Net sales	$258,822	$274,218	$246,761	$242,671	$217,704
Gross margin	21,734	25,404	25,465	25,823	18,808
Net income	3,322	6,210	7,160	6,915	3,838
Basic and diluted net income per share(2)	$0.24	$0.46	$0.55	$0.60	$0.37
Balance Sheet Data as of End of Period:
Working capital	$17,618	$20,353	$20,735	$18,833	$9,799
Total assets(5)	108,482	67,398	53,689	55,132	52,368
Short-term debt(5)	1,313	22	24	3,222	16,241
Long-term debt, less current portion(3)(5)	11,719	34	61	3,180	3,429
Shareholders’ equity	64,746	43,937	37,147	30,556	20,029
Cash Flows Provided by (Used in):
Operations	$5,964	$4,460	$15,222	$8,135	$1,161
Investing(4)(5)	(22,337)	(8,474)	(4,475)	(2,078)	(2,029)
Financing(5)	16,870	(725)	(6,293)	(7,193)	1,433
Other Data:
Dividends per share (2)	$0.32	$0.30	$0.25	$0.20	$0.50
Net book value per share	$4.51	$3.25	$2.87	$2.38	$2.01
Pounds of California avocados sold	104,950	152,725	122,950	158,187	163,891
Pounds of international avocados sold	103,830	69,410	70,348	69,512	44,935
Pounds of processed avocados products sold	15,628	13,317	14,707	14,248	14,788

(1)	Operating results for fiscal years 2005 and 2004 include the acquisition of Maui. For fiscal year 2005, Maui’s net sales, gross margins, and net income were as follows: $21.7 million, $1.1 million, and $0.4 million. For fiscal year 2004, Maui’s net sales, gross margins, and net income were as follows: $19.8 million, $1.4 million, and $0.5 million.

(2)	Dividends per share for fiscal 2001 represent the payment of our dividend to shareholders for the results of our fiscal 2000 operations. We did not declare a cash dividend in connection with our fiscal 2001 operating results. In December 2001, we declared a 5% stock dividend payable February 15, 2002 for all shareholders of record as of February 1, 2002. Dividends per share and net book value per share are computed based on the actual shares outstanding.

(3)	In July 2003, our Board of Directors approved the retirement of our Industrial Development Revenue Bond. The bonds were initially floated to provide the financing to construct our Temecula, California packinghouse. We repaid the final $2.8 million in principal under the indenture in September 2003.

(4)	Cash flows used in investing activities for fiscal 2004 and 2003 include the effect of constructing a processing facility in Uruapan, Michoacan, Mexico. The Uruapan facility commenced operations in February 2004.

(5)	Total assets, short-term debt, long-term debt, cash flows used in investing activities, and cash flows provided by financing activities for fiscal 2005 include the effect of the stock purchase agreement with Limoneira Company. See Note 12 to the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risks related to our business” included in Item 1A and elsewhere in this Annual Report.
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
     In June 2005, in order to increase our market share of California avocados and increase synergies within the marketplace, we entered into a stock purchase agreement with Limoneira Company (Limoneira). Pursuant to such agreement, we acquired approximately 15.1% of Limoneira’s outstanding common stock for $23.45 million and Limoneira acquired approximately 6.9% of our outstanding common stock for $10 million. The transaction was settled by a net cash payment by us of $13.45 million. Additionally, such agreement also provided for: (1) Calavo to lease office space from Limoneira in Santa Paula, California for a period of 10 years at an initial annual gross rental of approximately $0.2 million (subject to annual CPI increases, as defined), (2) Calavo to market Limoneira’s avocados and (3) Calavo and Limoneira to use good faith reasonable efforts to maximize avocado packing efficiencies for both parties by consolidating their fruit packing operations. Various opportunities are currently being considered, including the use of existing packing facilities, an investment in existing vacant facilities, and/or an investment in a new consolidated facility for both parties.
     Limoneira, which generated total revenues of approximately $26 million during fiscal 2004, primarily engages in growing citrus and avocados, picking and hauling citrus, and packing lemons.
     Our California avocado business grades, sizes, packs and cools avocados grown in California for delivery to our customers. We presently operate three packinghouses in Southern California. These packinghouses handled approximately 35% of the California avocado crop during the 2005 fiscal year, based on data obtained from the California Avocado Commission. Our operating results and the returns we pay our growers are highly dependent on the volume of avocados delivered to our packinghouses, as a significant portion of our costs are fixed. Our strategy calls for continued efforts in retaining existing growers, aggressively recruiting new growers, and procuring a larger percentage of the California avocado crop to improve our results from operations.
     Our international and perishable food products business procures avocados grown in Mexico, Chile, and the Dominican Republic, as well as other various commodities, including papayas, tomatoes, chili peppers, pineapples, and ginger. We operate a packinghouse in Mexico that handled approximately 21% of the Mexican avocado crop bound for the United States market during the 2004-2005 Mexican harvest season, based on our estimates. Additionally, during the 2004-2005 Chilean avocado harvest season, we handled approximately 10% of the Chilean avocado crop, based on our estimates. Our strategy is to procure and sell the internationally grown avocados to complement our distribution efforts of California grown avocados. We believe that the introduction of these avocados, although competitive at times with California grown avocados, provides a level of supply stability that may, over time, help solidify the demand for avocados among consumers in the United States and elsewhere in the world. We believe our efforts in distributing our other various commodities, such as those shown above, complement our offerings of avocados. From time to time, we continue to explore distribution of other crops that provide reasonable returns to the business.

     Our processed products business procures avocados, processes avocados into a wide variety of guacamole products, and distributes the processed product to our customers. In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan called for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan, Mexico. This restructuring has provided for cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The Uruapan facility commenced operations in February 2004 and the Santa Paula and Mexicali facilities were closed in February 2003 and August 2004. During fiscal 2005, we incurred costs related to this restructuring approximating $0.4 million, which are recorded in our income statement as both cost of sales ($0.3 million) and selling, general and administrative expenses ($0.1 million). All the above amounts have been paid and we do not expect any additional operating costs related to this restructuring.
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
Recent Developments
Dividend Payment
     In January 2006, we paid a $0.32 per share dividend in the aggregate amount of $4,564,000 to shareholders of record on December 15, 2005.
Corporate headquarters building
     In March 2005, we completed the sale of our old corporate headquarters building (located in Santa Ana) for $3.4 million. This transaction resulted in a pre-tax gain on sale of approximately $1.7 million. In conjunction with such sale, we relocated our corporate offices to Santa Paula, California in March 2005. Total expenses related to such relocation approximated $0.4 million.
Stock Option Grant
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
     Such loan contains various financial covenants, which are substantially identical to existing covenants, with which we were in compliance at October 31, 2005. The most significant financial covenants relate to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined) requirements.

Useful lives of property, plant and equipment
     Effective May 1, 2005, based on a review performed by us, we changed our estimate of useful lives of certain property, plant and equipment. The principal estimated useful lives were: buildings and improvements — 7 to 30 years; leasehold improvements — the lesser of the term of the lease or 7 years; equipment — 7 years; information systems hardware and software — 3 to 5 years. The revised estimated useful lives are: buildings and improvements — 7 to 50 years; leasehold improvements — the lesser of the term of the lease or 7 years; equipment — 7 to 25 years; information systems hardware and software — 3 to 15 years. The change in estimated useful lives increased our operating income by approximately $0.4 million during the six months ended October 31, 2005 when compared to the old useful lives.
Retirement of Common Stock
     In August 2005, we repurchased 200,000 shares of our common stock at an average price per share of $10.00 from the estate of a deceased former member of our Board of Directors. In December 2005, we repurchased another 120,000 shares of our common stock at an average price per share of $10.00 from the same estate.
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

Results of Operations
     The following table sets forth certain items from our consolidated statements of income, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31, 2005
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Gross margins	8.4%	9.3%	10.3%
Selling, general and administrative	7.2%	5.8%	6.0%
Operating income	1.2%	3.4%	4.3%
Other income, net	0.9%	0.2%	0.4%
Net income	1.3%	2.3%	2.9%
Net Sales
     We believe that the fundamentals for our products continue to be favorable. Government census studies continue to indicate a shift in the demographics of the U.S. population in which larger portions of the population descend from a Hispanic origin. Avocados are considered a staple item purchased by Hispanic consumers and their acceptance as part of American cuisine continues to spur demand for our products. We anticipate avocado products will further penetrate the United States marketplace driven by growth in the Hispanic community and general acceptance in American cuisine. As the largest marketer of avocado products in the United States, we believe that we are well positioned to leverage this trend and to grow all segments of our business. Additionally, we also believe that avocados and avocado based products will further penetrate other marketplaces that we currently operate in, as interest in avocados continues to expand.
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

	2005	Change	2004	Change	2003
	(Dollars in thousands)
Net sales:
California avocados	$116,308	(28.9)%	$163,486	9.3%	$149,635
International avocados and perishable food products	129,831	37.5%	94,423	25.3%	75,347
Processed products	34,699	6.0%	32,749	1.2%	32,360
Eliminations	(22,016)		(16,440)		(10,581)

Total net sales	$258,822	(5.6)%	$274,218	11.1%	$246,761

As a percentage of net sales:
California avocados	43.3%		59.0%		60.6%
International avocados and perishable food products	45.7%		31.6%		28.0%
Processed products	11.0%		9.4%		11.4%

	100.0%		100.0%		100.0%

     Net sales for the year ended October 31, 2005, when compared to 2004, decreased by approximately $15.4 million, or 5.6%, principally as a result of a decrease in our California avocados segment, partially offset by an increase in our and International avocados and perishable food products segment. The decrease in sales related to our California avocados segment was primarily driven by a smaller overall harvest of the California avocado crop for the 2004/2005 season, while the increase in our international avocados and perishable food products segment was driven primarily by an increase in the volume of avocados being imported from Mexico.
     Net sales generated by our International avocados and perishable food products business depend principally on the availability of Chilean and Mexican grown avocados in the U.S. markets. In November 2004, the USDA published a rule allowing Hass avocado imports from Mexico into all 50 states year round (up from 31 states for only a six month period), except for California, Florida, and Hawaii. We expect the restriction on such states to be lifted in February 2007. For the remaining 47 states, however, Mexico was able to deliver its fruit for all of fiscal 2005. The implementation of this rule resulted in a significant increase in the sale of Mexican sourced fruit during fiscal 2005.

     The following tables set forth sales by product category, freight and other charges and sales incentives, by segment (dollars in thousands):

	Year ended October 31, 2005				Year ended October 31, 2004
		International				International
		avocados and				avocados and
		perishable				perishable
	California	food	Processed		California	food	Processed
	avocados	products	products	Total	avocados	products	products	Total
Third-party sales:
California avocados	$104,481	$—	$—	$104,481	$150,159	$—	$—	$150,159
Imported avocados	—	81,756	—	81,756	—	54,589	—	54,589
Papayas	—	6,251	—	6,251	—	6,846	—	6,846
Specialities and tropicals	—	13,777	—	13,777	—	14,233	—	14,233
Processed — food service	—	—	28,307	28,307	—	—	27,352	27,352
Processed — retail and club	—	—	6,766	6,766	—	—	4,285	4,285

Total fruit and product sales to third-parties	104,481	101,784	35,073	241,338	150,159	75,668	31,637	257,464
Freight and other charges	7,699	16,430	258	24,387	11,946	10,968	534	23,448

Total gross sales to third-parties	112,180	118,214	35,331	265,725	162,105	86,636	32,171	280,912
Less sales incentives	(103)	(2)	(6,798)	(6,903)	(131)	(48)	(6,515)	(6,694)

Total net sales to third-parties	112,077	118,212	28,533	258,822	161,974	86,588	25,656	274,218
Intercompany sales	4,231	11,619	6,166	22,016	1,512	7,835	7,093	16,440

Net sales	$116,308	$129,831	$34,699	280,838	$163,486	$94,423	$32,749	290,658

Intercompany sales eliminations				(22,016)				(16,440)

Consolidated net sales				$258,822				$274,218

	Year ended October 31, 2004				Year ended October 31, 2003
		International				International
		avocados and				avocados and
		perishable				perishable
	California	food	Processed		California	food	Processed
	avocados	products	products	Total	avocados	products	products	Total
Third-party sales:
California avocados	$150,159	$—	$—	$150,159	$140,795	$—	$—	$140,795
Imported avocados	—	54,589	—	54,589	—	56,306	—	56,306
Papayas	—	6,846	—	6,846	—	2,920	—	2,920
Specialities and tropicals	—	14,233	—	14,233	—	30	—	30
Processed — food service	—	—	27,352	27,352	—	—	28,545	28,545
Processed — retail and club	—	—	4,285	4,285	—	—	5,165	5,165

Total fruit and product sales to third-parties	150,159	75,668	31,637	257,464	140,795	59,256	33,710	233,761
Freight and other charges	11,946	10,968	534	23,448	8,997	10,079	290	19,366

Total gross sales to third-parties	162,105	86,636	32,171	280,912	149,792	69,335	34,000	253,127
Less sales incentives	(131)	(48)	(6,515)	(6,694)	(157)	(251)	(5,958)	(6,366)

Total net sales to third-parties	161,974	86,588	25,656	274,218	149,635	69,084	28,042	246,761
Intercompany sales	1,512	7,835	7,093	16,440	—	6,263	4,318	10,581

Net sales	$163,486	$94,423	$32,749	290,658	$149,635	$75,347	$32,360	257,342

Intercompany sales eliminations				(16,440)				(10,581)

Consolidated net sales				$274,218				$246,761

     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse, Uruapan processing plant and Mexicali processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.
California Avocados
     Net sales delivered by the business decreased by approximately $49.9 million, or 30.8%, from fiscal 2004 to 2005. The decrease in sales primarily reflects a 31.3% decrease in pounds of avocados sold, partially offset by an increase in our average selling prices when compared to the same prior period. This decrease in pounds sold is consistent with the expected decrease in the overall harvest of the California avocado crop for the 2004/2005 season. Our market share of California avocados remained consistent at 34.4% for the year ended October 31, 2005, compared to 34.7% for the same period in the prior year. Based on estimates generated from the California Avocado Commission, we expect the California avocado crop for the 2005/2006 season to be substantially larger than the 2004/2005 crop.
     For fiscal year 2005, average selling prices, on a per carton basis, for California avocados were 6.7% higher when compared to the same prior year period. This pricing structure primarily reflects the impact of a smaller California avocado harvest, partially offset by an increase in foreign-sourced fruit in the U.S. marketplace. For fiscal year 2006, we believe that the anticipated increase of avocados in the U.S. marketplace, primarily related to an expected larger California avocado crop discussed above, will put increasing pressure on sales prices.
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
     In October 2002, the USDA announced the creation of a Hass Avocado Board to promote the sale of Hass variety avocados in the U.S. marketplace. This board provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace, including imported and California grown fruit. The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales. We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our California avocado and international avocado businesses. During fiscal 2005, 2004 and 2003, we remitted approximately $2.4 million, $3.3 million and $2.4 million to the Hass Avocado Board representing our share of such marketing expenses.
International and Perishable Food Products
     For fiscal year 2005, when compared to the same period in the prior year, sales to third-party customers increased by approximately $31.6 million, or 36.5%, from $86.6 million to $118.2 million. The increased sales to third-parties by our international and perishable food products business were primarily driven by the additional sales related to Mexican and Chilean grown avocados in the U.S., Japanese, and/or European marketplace. These increases, however, were partially offset by decreased sales of Dominican Republic grown avocados. While we believe that sales of Mexican grown avocados will continue to show a growing trend, we do not expect a trend as strong as we experienced in fiscal 2005, which was primarily related to the aforementioned USDA rule allowing Hass avocado imports from Mexico into 50 states year round (subject to certain restrictions—see comment above). We intend to leverage our position as the largest packer of Mexican grown avocados for export markets to improve the overall performance of this business.
     Sales of Mexican and Chilean sourced fruit increased $24.7 million and $6.1 million for fiscal year 2005, when compared to the same prior year period, primarily as a result of a 62.8% and 65.7% increase in pounds of Mexican and Chilean fruit handled. Such increases, however, were partially offset by decreases in Dominican Republic fruit sales. For fiscal year 2005, sales of Dominican Republic sourced fruit decreased $4.3 million when compared to the same prior period. This was primarily the result of a 52.4% decrease in the volume of Dominican Republic fruit handled, when compared to the same prior year period. Pricing during fiscal year 2005 was stable when compared to fiscal 2004.
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
Processed Products
     Net sales to third-party customers increased by approximately $2.9 million, or 11.2%, from $25.7 million for fiscal year 2004 to $28.5 million for fiscal year 2005. The increase in net sales to third-party customers is primarily attributable to an increase of 2.3 million pounds of product sold, or 17.4%, net of a decrease in sales incentives and promotions paid, totaling $0.07 per pound of product sold, or 14.3%. Such increase, however, was partially offset by a decrease in the sales price per product pound sold of $0.09, or 4.7%. During fiscal year 2005, the increase in pounds sold primarily relates to an increase in the sale of our high-pressure guacamole product, which increased 56.2% when compared to the same prior year period. The decrease in our average selling price and sales incentives and promotional activities paid primarily relates to a change in our product mix.

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
     During fiscal year 2005, we operated one high-pressure line designed to manufacture processed avocado products that are not frozen (guacamole) in Uruapan. This machine ran at about 60% capacity (with one shift) through October 2005. We anticipate that we will operate such high-pressure machine at a higher capacity during fiscal year 2006. We presently own another, much smaller, high-pressure machine, located in Uruapan, that is currently not in use. We are considering various alternatives with such machine, including trading such machine in for credit towards another high-pressure machine with similar capacity as our high-pressure machine that is currently in use in Uruapan. Utilizing avocado pulp and chunks, these high-pressure machines allow us to deliver fresh guacamole to retail and food service customers. Sales of our high-pressure product totaled approximately $8.7 million and $5.5 million for fiscal years 2005 and 2004.
Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment:

	2005	Change	2004	Change	2003
	(Dollars in thousands)
Gross Margins:
California avocados	$10,502	(38.6)%	$17,102	15.0%	$14,873
International avocados and perishable food products	6,569	32.5%	4,958	(9.1)%	5,457
Processed products	4,663	39.4%	3,344	(33.3)%	5,017

Total gross margins	$21,734	(14.4)%	$25,404	0.2%	$25,347

Gross profit percentages:
California avocados	9.4%		10.6%		9.9%
International avocados and perishable food products	5.6%		5.7%		7.9%
Processed products	16.3%		13.0%		17.9%
Consolidated	8.4%		9.3%		10.3%
____________
     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Consolidated gross margin, as a percent of sales, decreased 0.9% for fiscal year 2005 when compared to fiscal year 2004. This decrease was principally attributable to decreased profitability in our California avocado segment, partially offset by increased profitability in our international avocados and perishable food products and our processed product operating segments. Consolidated gross margin, as a percent of sales, decreased 1.0% for fiscal year 2004 when compared to fiscal year 2003. This decrease was principally attributable to decreased profitability in our international avocados and perishable food products operating segment and our processed product segment, partially offset by increased profitability in our California avocado segment.
     Gross margins and gross profit percentages for our California avocado business are largely dependent on production yields achieved at our packinghouses, current market prices of avocados, and the volume of avocados packed. The decrease in our gross margin percentage during fiscal year 2005 was primarily related to a significant decrease in pounds of fruit sold. During fiscal year 2005, when compared to fiscal year 2004, we experienced a 31.3% decrease in pounds of avocados sold. This had the effect of increasing our per pound costs, which, as a result, negatively impacted gross margins. Such higher per pound cost was partially offset, however, by an increase in our packing and marketing fee (which is charged to cover our costs and a profit).
     The increase in our gross margin percentage during fiscal year 2004 was primarily related to a significant increase in pounds of fruit handled. During fiscal year 2004, when compared to fiscal year 2003, fruit handled by our California packinghouses increased approximately 31.4%. This had the effect of reducing our per pound costs, which, as a result, positively impacted gross margins.
     During fiscal 2005, freight and handling costs decreased by approximately $1.9 million, from $5.0 million in fiscal 2004 to $3.1 million during fiscal 2005, primarily related to volume fluctuations. During fiscal 2004, freight and handling costs increased by approximately $1.5 million, from $3.5 million in fiscal 2003 to $5.0 million during fiscal 2004. We continue to review our packinghouse processes for potential improvements in packing efficiencies and more favorable production yields.

     The gross margin and gross profit percentage for our international avocado and perishable food products business are dependent on the volume of fruit we handle and the competitiveness of the returns that we provide to third-party domestic packers. For example, the gross margins we earn on avocados procured from Chile and the Dominican Republic, as well as papayas grown in Hawaii, are generally based on a commission agreed to with each packer that is subject to incentive provisions. These provisions provide for us to deliver returns to these packers that are competitive with those delivered by other handlers. Accordingly, the gross margin results for this business are a function of the volume handled and the competitiveness of the sales prices that we realize as compared to others. Although we generally do not take legal title to such avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, our results of operations include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. For fiscal year 2005, we generated gross margins of $1.4 million from the sale of fresh produce products that were packed by third parties, whereas gross margins for fiscal year 2004 were $1.5 million. For fiscal year 2004, we generated gross margins of $1.5 million from the sale of fresh produce products that were packed by third parties, whereas gross margins for fiscal year 2003 were $2.3 million.
     Our business with Mexican growers differs in that we operate a packinghouse in Mexico and purchase avocados directly from the field. Consequently, the gross margin and gross profit percentages generated by our Mexican operations are significantly impacted by the volume of avocados handled by our packinghouse and the cost of the fruit. During fiscal year 2005, our gross margins generated from the sale of Mexican avocados increased from approximately $1.5 million in fiscal year 2004 to $3.8 million in fiscal year 2005. We did not experience a significant fluctuation in our gross margin percentage for fiscal 2005 as compared to fiscal 2004 related to our Mexican operations. During fiscal year 2004, our gross margins, and related gross margin percentages, generated from the sale of Mexican avocados deteriorated from approximately $2.2 million in fiscal year 2003 to $1.5 million in fiscal year 2004, principally as a result of an increase in fruit costs. This increase in fruit costs had the effect of increasing our per pound costs, which, as a result, adversely affected gross margins. Further, we experienced an increase in sales of non-exported fruit, which typically generate lower margins then exported fruit. These decreases, however, were partially offset by increases in fruit volume during fiscal year 2004, which had the effect of reducing our per pound costs.
     Gross margins and gross profit percentages for our processed products business are largely dependent on the pricing of our final product and the cost of avocados used in preparing guacamole. During fiscal year 2005, the processed products gross profit percentages increased primarily as a result of efficiencies related to the relocation of production from Santa Paula, California and Mexicali, Mexico to our newly acquired facility in Uruapan, Mexico. Such efficiencies include the elimination of duplicative overhead, as well as lower production costs. Additionally, our processed product segment experienced lower fruit costs. Such improvements, however, were partially offset by an increase in the sale of products that generate a lower gross margin then those sold in the prior year. During fiscal year 2004, the processed products gross profit percentages decreased primarily as a result of inefficiencies experienced in the start-up process of our newly constructed facility in Uruapan, Mexico and the winding down of the operations at our Mexicali, Mexico facility. Such inefficiencies primarily relate to subcontracting costs and duplicative overhead costs. Additionally, our processed product segment experienced higher fruit costs, as well as an increase in the sale of products that generate a lower gross margin then those sold in the prior year. We anticipate that the gross profit percentage for our processed product segment will continue to experience fluctuations primarily due to the uncertainty of fruit costs that will be used in the production process.
Selling, General and Administrative

	2005	Change	2004	Change	2003
	(Dollars in thousands)
Selling, general and administrative	$18,588	16.8%	$15,920	8.7%	$14,651
Percentage of net sales	7.2%		5.8%		5.9%
____________
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses, and other general and administrative costs. For fiscal year 2005, selling, general and administrative expenses increased by $2.7 million, or 16.8%, compared to the same period for fiscal 2004. This increase was primarily related to higher corporate costs, including, but not limited to, costs related to implementing provisions required under section 404 of the Sarbanes-Oxley Act (totaling approximately $2.2 million), an increase in bad debt expense (totaling approximately $0.5 million), and corporate moving expenses (totaling approximately $0.4 million). Such higher corporate costs were partially offset by a decrease in employee compensation costs (totaling approximately $0.7 million).
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
Other Income, Net

	2005	Change	2004	Change	2003
	(Dollars in thousands)
Other income, net	$2,357	393.1%	$478	(46.2)%	$889
Percentage of net sales	0.9%		0.2%		0.4%
____________
     Other income, net includes interest income and expense generated primarily in connection with our financing activities, as well as certain other transactions that are outside of the course of normal operations. During fiscal year 2005, other income, net includes the gain on the sale of our corporate facility totaling approximately $1.7 million. During fiscal years 2005, 2004 and 2003, other income, net includes interest accrued on notes receivable from directors and officers of approximately $0.2 million, $0.2 million and $0.3 million.
Provision for Income Taxes

	2005	Change	2004	Change	2003
	(Dollars in thousands)
Provision for income taxes	$2,181	(38.9)%	$3,567	(17.4)%	$4,319
Percentage of income before provision for income taxes	39.6%		36.5%		37.6%
____________
     The effective income tax rate for fiscal year 2005 and 2004 is higher than the federal statutory rate principally due to state taxes. Our effective income tax rate increased from 36.5% in fiscal year 2004 to 39.6% in fiscal year 2005 primarily as a result of an unfavorable increase in our foreign tax rates during fiscal year 2005 when compared to fiscal year 2004. Our effective income tax rate decreased from 37.6% in fiscal year 2003 to 36.5% in fiscal year 2004 primarily as a result of a favorable reduction in our foreign tax rates during fiscal year 2004 when compared to fiscal year 2003.

Quarterly Results of Operations
     The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2005. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with our audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results.

	Three months ended
	Oct. 31,	July 31,	Apr. 30,	Jan. 31,	Oct. 31,	July 31,	Apr. 30,	Jan. 31,
	2005	2005	2005	2005	2004	2004	2004	2004
	(in thousands, except per share amounts)
Statement of Operations Data
Net sales	$62,246	$88,699	$60,206	$47,671	$65,436	$83,318	$76,421	$49,043
Cost of sales	58,013	79,505	53,851	45,719	59,425	74,833	68,625	45,931

Gross margin	4,233	9,194	6,355	1,952	6,011	8,485	7,796	3,112
Selling, general and administrative	4,943	4,825	4,307	4,513	4,416	3,777	4,012	3,715
Restructuring charge					185

Operating income (loss)	(710)	4,369	2,048	(2,561)	1,410	4,708	3,784	(603)
Other income, net	213	153	1,909	82	167	91	106	114

Income before provision (benefit) for income taxes	(497)	4,522	3,957	(2,479)	1,577	4,799	3,890	(489)
Provision (benefit) for income taxes	20	1,603	1,490	(932)	467	1,739	1,556	(195)

Net income (loss)	$(517)	$2,919	$2,467	$(1,547)	$1,110	$3,060	$2,334	$(294)

Net income (loss) per share:
Basic	$(0.04)	$0.21	$0.18	$(0.11)	$0.08	$0.23	$0.17	$(0.02)
Diluted	$(0.04)	$0.21	$0.18	$(0.11)	$0.08	$0.23	$0.17	$(0.02)
Number of shares used in per share computation:
Basic	14,371	14,171	13,507	13,507	13,507	13,507	13,507	13,469
Diluted	14,432	14,237	13,580	13,507	13,591	13,594	13,589	13,469
Liquidity and Capital Resources
     Operating activities for fiscal 2005, 2004 and 2003 provided cash flows of $5.6 million, $4.5 million, and $15.2 million. Fiscal year 2005 operating cash flows reflect our net income of $3.3 million, net noncash charges (depreciation and amortization, gains, losses, and stock compensation expense) of $1.8 million and a net increase in the non-cash components of our working capital of approximately $0.5 million.
     Fiscal year 2005 increases in operating cash flows, caused by working capital changes, include a increase in trade accounts payable and accrued expenses of $3.2 million, an decrease in accounts receivable of $1.4 million, an decrease in inventory of $1.3 million, and an increase in advance to suppliers of $1.3 million, partially offset by a net decrease in payable to growers of $4.0 million, a net decrease in deferred income taxes of $1.9 million, and an increase in prepaid expenses and other assets of $0.8 million.
     Decreases in our accounts receivable balance as of October 31, 2005, when compared to October 31, 2004, primarily reflect a significantly lower volume of California avocado sales recorded in the month of October 2005, as compared to October 2004, partially offset by additional international avocados and perishable food product sales for the same period. Similarly, the amounts payable to our growers also reflects the decrease in the volume of California avocados marketed in the month of October 2005, as compared to October 2004. These volume level fluctuations are consistent with the harvests experienced in previous years. Additionally, decreases in our inventory balance as of October 31, 2005, when compared to October 31, 2004, primarily reflect a significant decrease in the manufacture of finished, non-high-pressure processed products. Such decrease was primarily related to higher fruit-prices near our fiscal year end, as well as a shift in manufacturing to our high-pressure products. Due to the high turnover rate of our high-pressure products, we do not accumulate such inventory on a basis consistent with that of other products.
     Decreases in advances to suppliers as of October 31, 2005, when compared to October 31, 2004, primarily relates to an earlier start of the Chilean avocado harvest, which resulted in quicker collections on our advances. Increases in our trade accounts payable and accrued expenses as of October 31, 2005, when compared to October 31, 2004, primarily reflect additional accrual of expenses related to implementing certain provisions of the Sarbanes-Oxley Act, as well as accruals related to purchased fruit. The increase in prepaid expenses and other assets as of October 31, 2005, when compared to October 31, 2004, was primarily a result of additional miscellaneous receivables as of our fiscal year end.
     Cash used in investing activities was $11.9 million, $8.5 million, and $4.5 million for fiscal years 2005, 2004, and 2003. Fiscal year 2005 cash flows used in investing activities include the acquisition of Limoneira common stock, net of our common stock issued, totaling $13.5 million and capital expenditures of $1.9 million, principally related to the construction of coolers for our ProRipeVIP™ avocado ripening program, partially offset by the proceeds related to the sale of our corporate facility located in Santa Ana, California totaling $3.4 million.

     Cash provided by financing activities was $6.9 million for fiscal year 2005, while cash used in financing activities was $0.7 million, and $6.3 million for fiscal years 2004 and 2003. Cash provided during fiscal year 2005 primarily includes proceeds from the issuance of long-term debt to finance our purchase of Limoneira common stock, totaling $13.0 million. Such proceeds were partially offset, however, by the payment of a dividend totaling $4.1 million, as well as a $2.0 million payment to retire 200,000 shares of our common stock.
     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of October 31, 2005 and 2004 totaled $1.1 million and $0.6 million. Our working capital at October 31, 2005 was $17.6 million compared to $20.4 million at October 31, 2004. The overall working capital decrease primarily reflects additional debt related to our Limoneira common stock purchase and additional accrued expenses, partially offset by a decrease in payable to growers and trade accounts payable.
     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. During calendar year 2005, we renewed our two short-term, non-collateralized, revolving credit facilities. These credit facilities expire in February 2007 and April 2008 and are with separate banks. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $24 million, with a weighted-average interest rate of 4.8% and 2.9% at October 31, 2005 and 2004. Under these credit facilities, we had $1.4 million and $2.0 million outstanding as of October 31, 2005 and 2004. The credit facilities contain various financial covenants with which we were in compliance at October 31, 2005. The most significant financial covenants relate to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined) requirements.
     The following table summarizes contractual obligations pursuant to which we are required to make cash payments. The information is presented as of our fiscal year ended October 31, 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations (including interest)	$13,782	$1,388	$4,149	$2,748	$5,497
Short-term borrowings	1,424	1,424	—	—	—
Defined benefit plan	510	55	165	110	180
Operating lease commitments	3,706	1,068	1,550	414	674

Total	$19,422	$3,935	$5,864	$3,272	$6,351

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
     We did not have any significant commitments for capital expenditures as of October 31, 2005.
Impact of Recently Issued Accounting Pronouncements
     See Note 2 of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Our financial instruments include cash and cash equivalents, accounts receivable, notes receivable from shareholders, payable to growers, accounts payable, current borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2005.

	Expected maturity date October 31,
(All amounts in thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$1,133	$—	$—	$—	$—	$—	$1,133	$1,133
Accounts receivable (1)	19,253	—	—	—	—	—	19,253	19,253
Notes receivable from shareholders (2)	175	2,461	—	—	—	—	2,636	2,529
Liabilities
Payable to growers (1)	$1,753	$—	$—	$—	$—	$—	$1,753	$1,753
Accounts payable (1)	1,892	—	—	—	—	—	1,892	1,892
Current borrowings pursuant to credit facilities (1)	1,424	—	—	—	—	—	1,424	1,424
Fixed-rate long-term obligations (3)	1,313	1,309	1,308	1,302	1,300	6,500	13,032	13,032
(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.
(2)	Notes receivable from shareholders bear interest at 7.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 9.25%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $46,000.
(3)	Fixed-rate long-term obligations bear interest rates ranging from 3.3% to 8.2% with a weighted-average interest rate of 6.5%. We believe that loans with a similar risk profile would currently yield a return of 6.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $534,000.
     We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.
     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Consequently, the spot rate for the Mexican peso has a moderate impact on our operating results. However, we do not believe that this impact is sufficient to warrant the use of derivative instruments to hedge the fluctuation in the Mexican peso. Total foreign currency gains and losses for each of the three years in the period ended October 31, 2005 do not exceed $0.1 million.

Item 8. Financial Statements and Supplementary Data
CALAVO GROWERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	October 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,133	$636
Accounts receivable, net of allowances of $2,688 (2005) and $1,087 (2004)	19,253	21,131
Inventories, net	10,096	11,375
Prepaid expenses and other current assets	5,879	4,807
Advances to suppliers	1,141	2,413
Income taxes receivable	893	803
Deferred income taxes	2,651	1,775

Total current assets	41,046	42,940
Property, plant, and equipment, net	16,897	17,427
Building held for sale	—	1,658
Investment in Limoneira	45,634	—
Goodwill	3,591	3,591
Other assets	1,314	1,782

	$108,482	$67,398

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$1,753	$5,789
Trade accounts payable	1,892	2,490
Accrued expenses	12,482	8,234
Short-term borrowings	1,424	2,000
Dividend payable	4,564	4,052
Current portion of long-term obligations	1,313	22

Total current liabilities	23,428	22,587
Long-term liabilities:
Long-term obligations, less current portion	11,719	34
Deferred income taxes	8,589	840

Total long-term liabilities	20,308	874
Commitments and contingencies (Note 8) Shareholders’ equity:
Common stock ($0.001 par value, 100,000 shares authorized; 14,362 and 13,507 shares outstanding at October 31, 2005 and 2004)	14	14
Additional paid-in capital	37,240	28,822
Notes receivable from shareholders	(2,636)	(2,883)
Accumulated other comprehensive income	13,386	—
Retained earnings	16,742	17,984

Total shareholders’ equity	64,746	43,937

	$108,482	$67,398

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended October 31,
	2005	2004	2003
Net sales	$258,822	$274,218	$246,761
Cost of sales	237,088	248,814	221,414

Gross margin	21,734	25,404	25,347
Selling, general and administrative	18,588	15,920	14,651
Restructuring charge	—	185	106

Operating income	3,146	9,299	10,590
Other income, net	2,357	478	889

Income before provision for income taxes	5,503	9,777	11,479
Provision for income taxes	2,181	3,567	4,319

Net income	$3,322	$6,210	$7,160

Net income per share:
Basic	$0.24	$0.46	$0.55

Diluted	$0.24	$0.46	$0.55

Number of shares used in per share computation:
Basic	13,892	13,497	12,911

Diluted	13,985	13,582	12,944

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(All amounts in thousands)

	Year ended
	October 31,
	2005	2004	2003
Net income	$3,322	$6,210	$7,160

Other comprehensive income, before tax:
Unrealized holding gains arising during period	22,184	—	—
Income tax expense related to items of other comprehensive income	(8,798)	—	—

Other comprehensive income, net of tax	13,386	—	—

Comprehensive income	$16,708	$6,210	$7,160

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

				Notes	Accumulated
			Additional	Receivable	Other
	Common Stock		Paid-in	From	Comprehensive	Retained
	Shares	Amount	Capital	Shareholders	Income	Earnings	Total
Balance, October 31, 2002	12,835	$13	$24,221	$(5,720)	$—	$12,042	$30,556
Exercise of stock options and income tax benefit of $72	95	—	547	—	—	—	547
Collections on shareholder notes receivable	—	—	—	2,157	—	—	2,157
Additional costs related to Rights Offering	—	—	(41)	—	—	—	(41)
Dividend declared to shareholders	—	—	—	—	—	(3,232)	(3,232)
Net income	—	—	—	—	—	7,160	7,160

Balance, October 31, 2003	12,930	13	24,727	(3,563)	—	15,970	37,147
Purchase acquisition	577	1	4,049	—	—	—	4,050
Stock compensation expense	—	—	46	—	—	—	46
Collections on shareholder notes receivable	—	—	—	680	—	—	680
Dividend declared to shareholders	—	—	—	—	—	(4,196)	(4,196)
Net income	—	—	—	—	—	6,210	6,210

Balance, October 31, 2004	13,507	14	28,822	(2,883)	—	17,984	43,937
Exercise of stock options and income tax benefit of $59	55	—	334	—	—	—	334
Stock compensation expense	—	—	84	—	—	—	84
Issuance of stock to Limoneira	1,000	1	9,999	—	—	—	10,000
Unrealized gain on Limoneira investment	—	—	—	—	13,386	—	13,386
Retirement of common stock	(200)	(1)	(1,999)	—	—	—	(2,000)
Collections on shareholder notes receivable	—	—	—	247	—	—	247
Dividend declared to shareholders	—	—	—	—	—	(4,564)	(4,564)
Net income	—	—	—	—	—	3,322	3,322

Balance, October 31, 2005	14,362	$14	$37,240	$(2,636)	$13,386	$16,742	$64,746

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$3,322	$6,210	$7,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,862	2,648	2,024
Provision for losses on accounts receivable	475	25	19
Stock compensation expense	84	46	—
(Gain)/loss on disposal of property, plant, and equipment	(1,668)	—	32
Gain on sale of investments held to maturity	—	—	(163)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	1,403	(4,596)	1,328
Inventories, net	1,279	(3,354)	4,440
Prepaid expenses and other assets	(723)	2,798	620
Advances to suppliers	1,272	(1,789)	1,911
Income taxes receivable	(31)	(803)	360
Deferred income taxes	(1,925)	(320)	(226)
Payable to growers	(4,036)	2,343	(2,922)
Trade accounts payable and accrued expenses	3,254	1,303	588
Income tax payable	—	(51)	51

Net cash provided by operating activities	5,568	4,460	15,222
Cash Flows from Investing Activities:
Proceeds from sale of investments held to maturity	—	—	2,060
Direct costs of acquisition of Maui Fresh International, Inc.	—	(65)	—
Acquisitions of property, plant, and equipment	(1,874)	(8,409)	(6,535)
Cash settlement of the acquisition of Limoneira stock, net of our common stock issued	(13,450)	—	—
Proceeds from sale of building	3,383	—	—
Proceeds from sale of short-term investments	—	—	2,223
Purchases of short-term investments	—	—	(2,223)

Net cash used in investing activities	(11,941)	(8,474)	(4,475)
Cash Flows from Financing Activities:
Dividend paid to shareholders	(4,052)	(3,376)	(2,567)
Proceeds from (repayments of) short-term borrowings, net	(576)	2,000	(3,000)
Proceeds from issuance of long-term debt	13,000	—	—
Payments on long-term obligations	(24)	(29)	(3,317)
Retirement of common stock	(2,000)	—	—
Proceeds from stock option exercises	275	—	475
Proceeds from collection of shareholder notes receivable	247	680	2,157
Additional rights offering costs	—	—	(41)

Net cash provided by (used in) financing activities	6,870	(725)	(6,293)

Net increase (decrease) in cash and cash equivalents	497	(4,739)	4,454
Cash and cash equivalents, beginning of year	636	5,375	921

Cash and cash equivalents, end of year	$1,133	$636	$5,375

Supplemental Information -
Cash paid during the year for:
Interest	$399	$66	$179

Income taxes	$3,875	$4,899	$4,170

Noncash Investing and Financing Activities:
Tax receivable increase related to stock option exercise	$59	$—	$72

Declared dividends payable	$4,564	$4,052	$3,232

Issuance of our common stock in Limoneira transaction	$10,000	$—	$—

Construction in progress included in trade accounts payable and accrued expenses	$396	$—	$—

Unrealized holding gains	$22,184	$—	$—

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

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the business
Business
     Calavo Growers, Inc. (Calavo, the Company, we, us or our) procures and markets avocados and other perishable commodities and prepares and distributes processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. Through our three operating facilities in southern California and two facilities in Mexico, we sort, pack and/or ripen avocados procured in California and Mexico and prepare processed avocado products. Additionally, we procure avocados internationally, principally from Mexico, Chile, and the Dominican Republic, and distribute other perishable foods, such as Hawaiian grown papayas. We report these operations in three different business segments: (1) California avocados, (2) international avocados and perishable food products and (3) processed products.
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
     Our consolidated financial statements include the accounts of Calavo Growers, Inc. and our wholly owned subsidiaries, Calavo Foods, Inc.; Calavo de Mexico S.A. de C.V.; Calavo Foods de Mexico S.A. de C.V.; and Maui. All intercompany accounts and transactions have been eliminated.
Cash and Cash Equivalents
     We consider all highly liquid financial instruments purchased with an original maturity date of three months or less to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.
Inventories
     Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs. Costs included in inventory primarily include the following: fruit, picking and hauling, overhead, labor, materials and freight.
Property, Plant, and Equipment
     Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are stated at cost and amortized over the lesser of their estimated useful lives or the term of the lease, using the straight-line method. Effective May 1, 2005, based on a review performed by us, we changed our estimate of useful lives of certain property, plant and equipment. The principal estimated useful lives were: buildings and improvements — 7 to 30 years; leasehold improvements — the lesser of the term of the lease or 7 years; equipment — 7 years; information systems hardware and software — 3 to 5 years. The revised estimated useful lives are: buildings and improvements — 7 to 50 years; leasehold improvements — the lesser of the term of the lease or 7 years; equipment — 7 to 25 years; information systems hardware and software — 3 to 15 years. The change in estimated useful lives increased our operating income by approximately $0.4 million during the six months ended October 31, 2005 when compared to the old useful lives. Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs are charged to expense.
     We capitalize software development costs for internal use in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. We amortize such costs using the straight-line basis over estimated useful lives. Pursuant to SOP 98-1, we capitalized approximately $30,000 and $254,000 of software development and acquisition costs in 2005 and 2004 relating to systems supporting our business infrastructure.
Goodwill and Acquired Intangible Assets
     The purchase method of accounting for business combinations requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value based test prescribed by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The impairment test requires us to compare the fair value of business reporting units to carrying value, including goodwill. We primarily use an “income approach” (which considers the present value of future cash flows) in combination with a “market approach” (which considers what other purchasers in the marketplace have paid for similar businesses) to determine fair value. Future cash flows typically include operating cash flows for the business for five years and an estimated terminal value. Management judgment is required in the estimation of future operating results and to determine the appropriate terminal values. Future operating results and terminal values could differ from the estimates and could require a provision for impairment in a future period. We performed our annual assessment of goodwill and determined that no impairment existed as of October 31, 2005.
     Included in other assets in the accompanying consolidated financial statements are the following intangible assets: customer-related intangibles of $590,000 (accumulated amortization of $207,000 at October 31, 2005), brand name intangibles of $275,000 and other identified intangibles totaling $2,000 (accumulated amortization of $2,000 at October 31, 2005). The customer-related intangibles and other identified intangibles are being amortized over five and two years. The intangible asset related to the brand name currently has an indefinite remaining useful life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $119,000 per annum from fiscal 2006 through fiscal 2008, with the remaining amortization expense of approximately $26,000 recorded in fiscal 2009.
Long-lived Assets
     Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less then the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. We have evaluated our long-lived assets and determined that no impairment existed as of October 31, 2005.
     Long-lived assets held for sale are reported at the lower of carrying amount or fair value less cost to sell.
Advances to Suppliers
     We advance funds to third-party growers primarily in Chile and Mexico for various farming needs. We continuously evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance. No such allowance was required at October 31, 2005.
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
Consignment Arrangements
     We enter into consignment arrangements with avocado growers and packers located outside of the United States and growers of certain perishable products in the United States. Although we generally do not take legal title to avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. Amounts recorded for each of the fiscal years ended October 31, 2005, 2004 and 2003 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2005	2004	2003
Sales	$32,003	$26,878	$33,675
Cost of Sales	30,298	25,985	31,900

Gross Margin	$1,705	$893	$1,775

Advertising Expense
     Advertising costs are expensed when incurred. Such costs in fiscal 2005, 2004, and 2003 were approximately $264,000, $213,000, and $223,000.
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
Basic and Diluted Net Income per Share
     Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock options. The basic weighted-average number of common shares outstanding was 13,892,000, 13,497,000, and 12,911,000 for fiscal years 2005, 2004, and 2003. Diluted earnings per common share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock options, which were 93,000, 85,000 and 33,000 for fiscal years 2005, 2004 and 2003. There were no anti-dilutive options for fiscal years 2005, 2004 and 2003.

Stock-Based Compensation
     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, which was amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations.
     Had stock-based compensation been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s pro forma income and pro forma income per share would have been the amounts indicated below (in thousands, except per share amounts):

	Year ended
	October 31,
	2005	2004	2003
Net Income:
As reported	$3,322	$6,210	$7,160
Add: Total stock-based compensation expense determined under APB 25 and related interpretations, net of tax effects	51	28	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(54)	(28)	—

Pro forma	$3,319	$6,210	$7,160

Net income per share, as reported:
Basic	$0.25	$0.46	$0.55
Diluted	$0.25	$0.46	$0.55
Net income per share, pro forma:
Basic	$0.25	$0.46	$0.55
Diluted	$0.25	$0.46	$0.55
     For purposes of pro forma disclosures under SFAS No. 123, the estimated fair value of the options is assumed to be amortized to compensation expense over the options’ vesting period. The fair value of the options granted in fiscal year 2005 and 2004 has been estimated at the date of grant using the Black-Scholes and binomial option pricing model with the following assumptions:

	2005	2004
Risk-free interest rate	4.1%	3.3%
Expected volatility	27.6%	26.9%
Dividend yield	3.2%	20%
Expected life (years)	3	5
Weighted-average fair value of options granted	$1.65	$3.01
     The Black-Scholes and binomial option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because options held by our directors and employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of these options.
     In December 2004, the Financial Standards Accounting Board issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123 and supercedes APB 25. SFAS 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in the statement of operations. The implementation of this statement will be effective beginning with the Company’s first quarter of fiscal 2006 and will be adopted using the modified prospective method.

Marketable Securities
     We account for marketable securities in accordance with provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). SFAS 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Our marketable securities consist of our investment in Limoneira stock (see Note 12). These securities are carried at fair value as determined from quoted market prices. The estimated fair value, cost, and gross unrealized gain related to such investment was $45.6 million, $23.45 million and $22.2 million as of October 31, 2005.
Foreign Currency Translation and Remeasurement
     Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries is the United States dollar. As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements are included in income. Gains and losses resulting from foreign currency transactions are also recognized currently in income. Total foreign currency gains and losses for each of the three years ended October 31, 2005 do not exceed $0.1 million.
Fair Value of Financial Instruments
     We believe that the carrying amounts of cash and cash equivalents, accounts receivable, notes receivable from shareholders, accounts payable, and fixed-rate long-term obligations approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets.
Derivative Financial Instruments
     We do not presently engage in derivative or hedging activities. In addition, we have reviewed agreements and contracts and have determined that we have no derivative instruments, nor do any of our agreements and contracts contain embedded derivative instruments, as of October 31, 2005.
Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151), to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for the Company’s fiscal year beginning November 1, 2005. We do not expect the adoption of this new pronouncement to be significant to our results of operations.
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) amends FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that public companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in the statement of operations. The implementation of this statement will be effective beginning with our first quarter of fiscal 2006. We expect the impact of this new pronouncement could be significant to our results of operations.
     In May 2005, the FASB issued SFAS 154, Accounting changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 as of the beginning of fiscal 2007 and do not expect that the adoption of SFAS No. 154 will have a material impact on our financial condition of results of operations.

Comprehensive Income
     Comprehensive income is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders. For the fiscal year ended October 31, 2005, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $13.4 million, net of income taxes. There was no significant difference between comprehensive income and net income for the fiscal years ended October 31, 2004 and 2003.
Reclassifications
     Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.
3. Inventories
     Inventories consist of the following (in thousands):

	October 31,
	2005	2004
Fresh fruit	$3,525	$3,424
Packing supplies and ingredients	2,015	2,081
Finished processed foods	4,556	5,870

	$10,096	$11,375

     Cost of goods sold for fiscal year 2005, 2004 and 2003, include inventory write-downs of $0.1 million, $0.3 million and $0.1 million. Write-downs in fiscal 2005 primarily related to a reduction in the cost of pulp used in certain processed avocado products. Write-downs in fiscal year 2004 primarily related to improper handling of product, which we believe related to a subcontractor’s error. Write-downs in fiscal 2003 primarily related to reduced customer demand and the discontinuance of various supplies for certain processed avocado products.
     We assess the recoverability of inventories through an ongoing review of inventory levels in relation to sales and forecasts, and product marketing plans. When the inventory on hand, at the time of the review, exceeds the foreseeable demand, the value of inventory that is not expected to be sold is written down. The amount of the write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.
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

4. Property, Plant, and Equipment
     Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2005	2004
Land	$952	$948
Buildings and improvements	13,611	13,342
Leasehold improvements	212	228
Equipment	28,889	28,387
Information systems — Hardware and software	3,997	3,927
Construction in progress	1,349	1,675

	49,010	48,507
Less accumulated depreciation and amortization	(32,113)	(31,080)

	$16,897	$17,427

     The net book value of our old corporate headquarters building, located in Santa Ana, California, totaling approximately $1.7 million, is recorded as Building held for sale in the accompanying October 31, 2004 balance sheet. In March 2005, we completed the sale of such corporate headquarters building for $3.4 million. This transaction resulted in a pre-tax gain on sale of approximately $1.7 million. In conjunction with such sale, we relocated our corporate offices to Santa Paula, California in March 2005. Total expenses related to such relocation approximated $0.4 million. Depreciation expense was $2.7 million, $2.6 million and $2.0 million for fiscal years 2005, 2004, and 2003.
5. Other Assets
     During 1999, we established a Grower Development Program whereby funds could be advanced to growers in exchange for their commitment to deliver a minimum volume of avocados on an annual basis. As of October 31, 2005 and 2004, no additional amounts have been advanced pursuant to this program. Subsequent to October 31, 2005, however, we advanced $0.7 million to certain growers and expect to advance significant additional funds pursuant to this program in fiscal 2006. Advances are not repaid and are amortized to cost of goods sold over the term of the related agreements. The financial statements for fiscal years 2005, 2004, and 2003 include a charge of approximately $322,000, $322,000 and $308,000 representing the amortization of these advances.
6. Short-Term Borrowings
     During calendar year 2005, we renewed our two short-term, non-collateralized, revolving credit facilities. These credit facilities expire in February 2007 and April 2008 and are with separate banks. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $24 million, with a weighted-average interest rate of 4.8% and 2.9% at October 31, 2005 and 2004. Under these credit facilities, we had $1.4 million and $2.0 million outstanding as of October 31, 2005 and 2004. The credit facilities contain various financial covenants with which we were in compliance at October 31, 2005. The most significant financial covenants relate to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined) requirements.
7. Employee Benefit Plans
     We sponsor two defined contribution retirement plans for salaried and hourly employees. Expenses for these plans approximated $399,000, $409,000, and $411,000 for fiscal years 2005, 2004 and 2003, which are included in selling, general and administrative expenses in the accompanying financial statements.
     We also sponsor a non-qualified defined benefit plan for two retired executives. Pension expenses and actuarial losses approximated $65,000, $49,000, and $59,000 for the years ended October 31, 2005, 2004, and 2003, which are included in selling, general and administrative expenses in the accompanying financial statements.

     Components of the change in projected benefit obligation for fiscal year ends consist of the following (in thousands):

	2005	2004
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$500	$506
Interest cost	28	30
Actuarial loss	37	19
Benefits paid	(55)	(55)

Projected benefit obligation at end of year (unfunded)	$510	$500

     The following is a reconciliation of the unfunded status of the plans at fiscal year ends included in accrued expenses (in thousands):

	2005	2004
Projected benefit obligation	$510	$500
Unrecognized net (gain) loss	—	—

Recorded pension liabilities	$510	$500

     Significant assumptions used in the determination of pension expense consist of the following:

	2005	2004
Discount rate on projected benefit obligation	6.00%	6.25%
8. Commitments and Contingencies
Commitments and guarantees
     We lease facilities and certain equipment under non cancelable operating leases expiring at various dates through 2009. We are committed to make minimum cash payments under these agreements as of October 31, 2005 as follows (in thousands):

2006	$1,068
2007	836
2008	493
2009	221
2010	207
Thereafter	881

$3,706

     Rental expenses amounted to approximately $1,158,000, $1,121,000, and $1,163,000 for the years ended October 31, 2005, 2004, and 2003.
     We indemnify our directors and have the power to indemnify each of our officers, employees and other agents, to the maximum extent permitted by applicable law. The maximum amount of potential future payments under such indemnifications is not determinable. No amounts have been accrued in the accompanying financial statements.
Litigation
     We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000. During the first quarter of fiscal 2005, we received an assessment totaling approximately $2.0 million from Hacienda related to the amount of income at our Mexican subsidiary. Based primarily on discussions with legal counsel and the evaluation of our claim, we believe that Hacienda’s position has no merit and that the Company will prevail. Accordingly, no amounts have been provided in the financial statements as of October 31, 2005. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to this assessment.
     We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

9. Related-Party Transactions
     We sell papayas procured from an entity owned by the Chairman of our Board of Directors and CEO. Sales of papayas amounted to approximately $6,251,000, $6,846,000, and $2,920,000 for the years ended October 31, 2005, 2004, and 2003, resulting in gross margins of approximately $510,000, $864,000 and $281,000. Net amounts due to this entity approximated $79,000, $113,000, and $278,000 at October 31, 2005, 2004, and 2003.
     Certain members of our Board of Directors market avocados through Calavo pursuant to our customary marketing agreements. During the years ended October 31, 2005, 2004 and 2003, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors, was $5.2 million, $4.7 million and $4.5 million. Accounts payable to these Board members were $0.2 million and $0.3 million as of October 31, 2005 and 2004.
     In August 2005, we repurchased 200,000 shares of our common stock at an average price per share of $10.00 from the estate of a deceased former member of our Board of Directors. In December 2005, we repurchased another 120,000 shares of our common stock at an average price per share of $10.00 from the same estate.
     See Note 12 for discussion related to our investment in Limoneira.
10. Income Taxes
     The income tax provision consists of the following for the years ended October 31 (in thousands):

	2005	2004	2003
Current:
Federal	$3,046	$3,018	$3,639
State	767	844	825
Foreign	293	25	81

Total current	4,106	3,887	4,545
Deferred	(1,925)	(320)	(226)

Total income tax provision	$2,181	$3,567	$4,319

     At October 31, 2005 and 2004, gross deferred tax assets totaled approximately $3.1 million and $2.0 million, while gross deferred tax liabilities totaled approximately $9.1 million and $1.1 million. Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes. Significant components of our deferred taxes as of October 31, 2005 and 2004 are as follows:

	2005	2004
Allowances for accounts receivable	$2,065	$679
Inventories	325	647
State taxes	80	257
Accrued liabilities	181	192

Current deferred income taxes	2,651	1,775

Property, plant, and equipment	217	(739)
Intangible assets	(282)	(339)
Unrealized Gain, Limoneira investment	(8,798)	—
Retirement benefits	218	217
Other	56	21

Long-term deferred income taxes	$(8,589)	$(840)

     A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income is as follows:

	2005	2004	2003
Federal statutory tax rate	35%	35%	35%
State taxes, net of federal effects	5	5	4
Foreign income taxes greater (less) than U.S.	1	(3)	(1)
Benefit of lower federal tax brackets	(1)	(1)	(1)
Other	—	—	1

	40%	36%	38%

     We intend to reinvest our foreign earnings, which approximated $2.8 million at October 31, 2005, indefinitely. As a result, we have not provided any deferred income taxes on such unremitted earnings.
     For fiscal years 2005, 2004 and 2003, income before income taxes related to domestic operations was approximately $4.8 million, $9.0 million, and $11.1 million. For fiscal years 2005, 2004 and 2003, income before income taxes related to foreign operations was approximately $0.7 million, $0.8 million and $0.4 million.
11. Segment Information
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

		International
		avocados
		and
		perishable
	California	food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
	(All amounts are presented in thousands)
Year ended October 31, 2005
Net sales	$116,308	$129,831	$34,699	$(22,016)	$258,822
Cost of sales	105,806	123,262	30,036	(22,016)	237,088

Gross margin	10,502	6,569	4,663	—	21,734
Selling, general and administrative	7,641	5,889	5,058	—	18,588

Operating income (loss)	2,861	680	(395)	—	3,146
Other income, net	1,327	810	220	—	2,357

Income (loss) before provision (benefit) for income taxes	4,188	1,490	(175)	—	5,503
Provision (benefit) for income taxes	1,660	591	(70)	—	2,181

Net income (loss)	$2,528	$899	$(105)	$—	$3,322

Year ended October 31, 2004
Net sales	$163,486	$94,423	$32,749	$(16,440)	$274,218
Cost of sales	146,384	89,465	29,405	(16,440)	248,814

Gross margin	17,102	4,958	3,344	—	25,404
Selling, general and administrative	7,190	3,850	4,880	—	15,920
Restructuring charge	—	—	185	—	185

Operating income (loss)	9,912	1,108	(1,721)	—	9,299
Other income, net	334	125	19	—	478

Income (loss) before provision (benefit) for income taxes	10,246	1,233	(1,702)	—	9,777
Provision (benefit) for income taxes	3,738	450	(621)	—	3,567

Net income (loss)	$6,508	$783	$(1,081)	$—	$6,210

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

     The following table sets forth sales by product category, by segment (in thousands):

	Year ended October 31, 2005
		International
		avocados and
	California	perishable food	Processed
	avocados	products	products	Total
Third-party sales:
California avocados	$104,481	$—	$—	$104,481
Imported avocados	—	81,756	—	81,756
Papayas	—	6,251	—	6,251
Specialities and tropicals	—	13,777	—	13,777
Processed — food service	—	—	28,307	28,307
Processed — retail and club	—	—	6,766	6,766

Total fruit and product sales to third-parties	104,481	101,784	35,073	241,338
Freight and other charges	7,699	16,430	258	24,387

Total third-party sales	112,180	118,214	35,331	265,725
Less sales incentives	(103)	(2)	(6,798)	(6,903)

Total net sales to third-parties	112,077	118,212	28,533	258,822
Intercompany sales	4,231	11,619	6,166	22,016

Net sales before eliminations	$116,308	$129,831	$34,699	280,838

Intercompany sales eliminations				(22,016)

Consolidated net sales				$258,822

	Year ended October 31, 2004
		International
		avocados and
	California	perishable food	Processed
	avocados	products	products	Total
Third-party sales:
California avocados	$150,159	$—	$—	$150,159
Imported avocados	—	54,589	—	54,589
Papayas	—	6,846	—	6,846
Specialities and tropicals	—	14,233	—	14,233
Processed — food service	—	—	27,352	27,352
Processed — retail and club	—	—	4,285	4,285

Total fruit and product sales to third-parties	150,159	75,668	31,637	257,464
Freight and other charges	11,946	10,968	534	23,448

Total third-party sales	162,105	86,636	32,171	280,912
Less sales incentives	(131)	(48)	(6,515)	(6,694)

Total net sales to third-parties	161,974	86,588	25,656	274,218
Intercompany sales	1,512	7,835	7,093	16,440

Net sales before eliminations	$163,486	$94,423	$32,749	290,658

Intercompany sales eliminations				(16,440)

Consolidated net sales				$274,218

	Year ended October 31, 2003
		International
		Avocados and
	California	Perishable Food	Processed
	Avocados	Products	Products	Total
Third-party sales:
California avocados	$140,795	$—	$—	$140,795
Imported avocados	—	56,306	—	56,306
Papayas	—	2,920	—	2,920
Specialities and tropicals	—	30	—	30
Processed — food service	—	—	28,545	28,545
Processed — retail and club	—	—	5,165	5,165

Total fruit and product sales to third-parties	140,795	59,256	33,710	233,761
Freight and other charges	8,997	10,079	290	19,366

Total third-party sales	149,792	69,335	34,000	253,127
Less sales incentives	(157)	(251)	(5,958)	(6,366)

Total net sales to third-parties	149,635	69,084	28,042	246,761
Intercompany sales	—	6,263	4,318	10,581

Net sales before eliminations	$149,635	$75,347	$32,360	257,342

Intercompany sales eliminations				(10,581)

Consolidated net sales				$246,761

     Long-lived assets attributed to geographic areas as of October 31 are as follows (in thousands):

	United States	Mexico	Consolidated
2005	$55,587	$11,849	$67,436
2004	$11,761	$12,697	$24,458
     Sales to customers outside the United States were approximately $15.9 million, $16.2 million and $15.7 million for the three years ended October 31, 2005.
12. Investment in Limoneira Company
     In order to increase our market share of California avocados and increase synergies within the marketplace, we entered into a stock purchase agreement with Limoneira Company (Limoneira) in June 2005. Pursuant to such agreement, we acquired approximately 15.1% of Limoneira’s outstanding common stock for $23.45 million and Limoneira acquired approximately 6.9% of our outstanding common stock for $10 million. The transaction was settled by a net cash payment by us of $13.45 million. Additionally, such agreement also provided for: (1) Calavo to lease office space from Limoneira in Santa Paula, California for a period of 10 years at an initial annual gross rental of approximately $0.2 million (subject to annual CPI increases, as defined), (2) Calavo to market Limoneira’s avocados and (3) Calavo and Limoneira to use good faith reasonable efforts to maximize avocado packing efficiencies for both parties by consolidating their fruit packing operations. Various opportunities are currently being considered, including the use of existing packing facilities, an investment in existing vacant facilities, and/or an investment in a new consolidated facility for both parties.
     Limoneira, which generated total revenues of approximately $26 million during fiscal 2004, primarily engages in growing citrus and avocados, picking and hauling citrus, and packing lemons. The issuances of the shares discussed above are exempt from registration under federal and state securities laws.
     As a result of the ownership percentage acquired in Limoneira, we recognize only dividends received from Limoneira as income. Such investment is reported at fair value at the balance sheet date. Fair value is determined based on quoted market prices. Unrealized gains and losses related to such investment are reported in other comprehensive income. Based on the overall state of the stock market, the availability of buyers for the shares when we want to sell, and other restrictions, at any point in time the amounts ultimately realized upon liquidation of these securities may be significantly different than the carrying value.

13. Long-Term Obligations
     Long-term obligations at fiscal year ends consist of the following (in thousands):

	2005	2004
Farm Credit West, PCA	$13,000	$—
Other	32	56

	13,032	56
Less current portion	(1,313)	(22)

	$11,719	$34

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
     Such loan contains various financial covenants, which are substantially identical to existing covenants, with which we were in compliance at October 31, 2005. The most significant financial covenants relate to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined) requirements.
     At October 31, 2005, annual debt payments are scheduled as follows (in thousands):

Total
Year ending October 31:
2006	$1,313
2007	1,309
2008	1,308
2009	1,302
2010	1,300
Thereafter	6,500

$13,032

14. Stock-Based Compensation
     In November 2001, our Board of Directors approved two stock-based compensation plans.
The Directors Stock Option Plan
     Participation in the directors stock option plan is limited to members of our Board of Directors. The plan makes available to the Board of Directors, or a plan administrator, the right to grant options to purchase up to 3,000,000 shares of common stock. In connection with the adoption of the plan, the Board of Directors approved an award of fully vested options to purchase 1,240,000 shares of common stock at an exercise price of $5.00 per share. We anticipate terminating this plan during fiscal 2006. Outstanding options would not be impacted by such termination.
     In January 2002, members of our Board of Directors elected to exercise options to purchase approximately 1,005,000 shares of common stock. The exercise price was paid by delivery of full-recourse promissory notes with a face value of $4,789,000 and by cash payments of approximately $236,000. These notes and the related security agreements provide, among other things, that each director pledge as collateral the shares acquired upon exercise of the stock option, as well as additional shares of common stock held by the directors with a value equal to 10% of the loan amount, if the exercise price was paid by means of a full-recourse note. The notes, which bear interest at 7% per annum, provide for annual interest payments with a final principal payment due March 1, 2007. Directors will be allowed to withdraw shares from the pledged pool of common stock prior to repayment of their notes, as long as the fair value of the remaining pledged shares is at least equal to 120% of the outstanding note balance. The notes have been presented as a reduction of shareholders’ equity as of October 31, 2005 and 2004.
     During fiscal 2005, directors did not make any principal payments related to these notes and we have recorded interest income of $175,000. During fiscal 2004, directors made principal payments of $416,000 related to these notes and we have recorded interest income of $189,000. As of October 31, 2005, we have accrued interest receivable of $112,000 related to these notes, which is included in prepaid expenses and other current assets.

     In December 2003, our Board of Directors approved the issuance of options to acquire a total of 50,000 shares of our common stock to two members of our Board of Directors. Each option to acquire 25,000 shares vests in substantially equal installments over a three-year period, has an exercise price of $7.00 per share, and has a term of five years from the grant date. The market price of our common stock at the grant date was $10.01. In accordance with APB 25, we are recording compensation expense of approximately $151,000 over the vesting period of three years from the grant date. During fiscal years 2005 and 2004, we recognized $50,000 and $46,000 of compensation expense with respect to stock option awards pursuant to APB 25.
     In December 2005, the related stock option agreements were modified to shorten the option terms, as defined. Such modifications were contemplated primarily as a result of Section 409A of the tax code.
     A summary of stock option activity follows (shares in thousands):

	Year ended October 31, 2005
		Weighted-Average
	Number of Shares	Exercise Price
Outstanding at beginning of period	155	$5.65
Exercised	(55)	$5.00

Outstanding at end of period	100	$6.00

Exercisable at end of period	67	$5.50

	Year ended October 31, 2004
		Weighted-Average
	Number of Shares	Exercise Price
Outstanding at beginning of period	105	$5.00
Granted	50	7.00

Outstanding at end of period	155	$5.65

Exercisable at end of period	105	$5.00

Weighted-average fair value of options granted during the year		$3.02
     The following table summarizes stock options outstanding at October 31, 2005(shares in thousands):

	Outstanding
		Average
		Remaining
Range of	Number of	Contractual Life	Weighted-Average
Exercise Prices	Shares	(Years)	Exercise Price
$5.00 - $7.00	100	2.10	$6.00
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
     The purchase price was paid by delivery of full-recourse promissory notes with a face value of $1,352,000 and by cash payments of approximately $600,000. These notes and the related security agreements provide, among other things, that each employee pledge as collateral the shares acquired. The notes, which bear interest at 7% per annum, provide for annual interest and principal payments for a period of two to four years. The notes have been presented as a reduction of shareholders’ equity as of October 31, 2005 and October 2004.
     During fiscal 2005, employees made principal payments of $247,000 related to these notes, and we have recorded interest income of $20,000. During fiscal 2004, employees made principal payments of $263,000 related to these notes, and we have recorded interest income of $46,000. As of October 31, 2005, we have accrued interest receivable of $7,000 related to these notes, which is included in prepaid expenses and other current assets.

The 2005 Stock Incentive Plan
     The 2005 Stock Incentive Plan of Calavo Growers, Inc. (the “2005 Plan”) was approved by our Board of Directors and shareholders. The 2005 Plan authorizes the granting of the following types of awards to persons who are employees, officers, consultants, advisors, or directors of Calavo Growers, Inc. or any of its affiliates:
•	“Incentive stock options” that are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder;

•	“Non-qualified stock options” that are not intended to be incentive stock options; and

•	Shares of common stock that are subject to specified restrictions
     Subject to the adjustment provisions of the 2005 Plan that are applicable in the event of a stock dividend, stock split, reverse stock split or similar transaction, up to 2,500,000 shares of common stock may be issued under the 2005 Plan and no person shall be granted awards under the 2005 Plan during any 12-month period that cover more then 500,000 shares of common stock.
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
     In accordance with APB 25, a measurement date cannot occur related to such option grant until such market condition is satisfied. In such situations, APB 25 requires that estimates of compensation cost be recorded before the measurement date based on quoted market prices of the stock at intervening dates. At October 31, 2005, the market price of our common stock was $9.61. As such, we recognized $34,000 of compensation expense during fiscal 2005.
15. Dividends
     In January 2006, we paid a $0.32 per share dividend in the aggregate amount of $4.6 million to shareholders of record on December 15, 2005. In January 2005, we paid a $0.30 per share dividend in the aggregate amount of $4.1 million to shareholders of record on November 15, 2004.
16. Processed Product Segment Restructuring
     In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan called for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan, Mexico. This restructuring has provided for cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The Uruapan facility commenced operations in February 2004 and the Santa Paula and Mexicali facilities were closed in February 2003 and August 2004. During fiscal 2005, we incurred costs related to this restructuring approximating $0.4 million, which are recorded in our income statement as both cost of sales ($0.3 million) and selling, general and administrative expenses ($0.1 million). All the above amounts have been paid and we do not expect any additional operating costs related to this restructuring.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Calavo Growers, Inc.
Santa Paula, CA
     We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. and subsidiaries (the “Company”) as of October 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2005. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries at October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2006 expressed an adverse opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting because of management’s omission of a material weakness from its report and expressed and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
January 31, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. The decision to restate our consolidated statements of cash flows, as discussed below, does not cause our management to change its conclusion that our internal control over financial reporting was effective. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2005.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
     In January 2006, we filed an amended Form 10Q to restate the Company’s interim consolidated financial statements as of and for the quarterly period ended July 31, 2005 related to amounts on the Company’s consolidated statement of cash flows. Specifically, the amendment reflects an adjustment in the presentation of the Company’s common stock issued in conjunction with acquiring Limoneira Company common stock, pursuant to the stock purchase agreement more fully described in Note 8 to the consolidated financial statements. In such amended Form 10Q, we presented the portion of the transaction that was not settled in cash as a non-cash investing and financing activity, while in the original Form 10Q, we presented such non-cash portion as cash flows in the investing and financing activities section. Note that there was no change to the net decrease in cash and cash equivalents. Further, these changes had no impact on our consolidated statements of income, consolidated balance sheets or consolidated statements of shareholders’ equity.
     The decision to restate our consolidated statements of cash flows, as discussed above, does not cause our management to change its conclusion that our internal control over financial reporting was effective as of October 31, 2005. Based on the SEC’s Staff Statement on Management’s Report on Internal Control Over Financial Reporting (dated May 16, 2005), we believe that, to a significant degree, the determination of whether a material weakness exists in our financial reporting involves subjective judgment and we do not believe that such restatement, given the facts and circumstances of our situation, constitutes a material weakness in internal control over financial reporting. Management reviewed SFAS 95, Statement of Cash Flows, and held discussions internally to determine proper disclosure in our consolidated statements of cash flow. Based on these procedures, we reached the conclusion that the presentation of cash flows from investing and financing activities was appropriate. Subsequent to filing our third quarter financial statements, we reconsidered the accounting treatment of noncash investing and financing activities and we now believe that the portion of the transaction that was not settled in cash should be presented as a non-cash investing and financing activity. The restatement of our Form 10Q conforms our consolidated statements of cash flows to that accounting treatment. Under these circumstances, our management does not believe that the restatements resulted from, or require a finding of, a material weakness in our internal control over financial reporting.
     That conclusion was discussed with, and approved by, the Audit Committee of our Board of Directors.
     Deloitte & Touche LLP, our independent registered public accounting firm, has informed us that it believes that the restatement of our consolidated statements of cash flows did result from a material weakness in our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To The Board of Directors and Shareholders of
Calavo Growers, Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Calavo Growers, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have identified the following material weakness that has not been identified and included as a material weakness in management’s assessment: The Company’s controls over the proper classification of cash flows in an unusual transaction did not operate effectively as of October 31, 2005 to identify a misclassification of cash flows associated with a non-routine transaction between financing and investing activities. This material weakness resulted in the restatement of the Company’s previously issued quarterly financial statements for the period ended July 31, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended October 31, 2005, of the Company and this report does not affect our report on such financial statements.
     In our opinion, because of the omission of the material weakness described above from management’s assessment, management’s assessment that the Company maintained effective internal control over financial reporting as of October 31, 2005, is not fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of October 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We do not express an opinion or any other form of assurance on management’s statements appearing in the third paragraph of Management’s Report on Internal Control Over Financial Reporting.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statements schedule as of and for the year ended October 31, 2005 of the Company and our report dated January 31, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
January 31, 2006

Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.
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

Item 13. Certain Relationships and Related Transactions
     We sell papayas procured from an entity owned by the Chairman of our Board of Directors and CEO. Sales of papayas amounted to approximately $6,251,000, $6,846,000, and $2,920,000 for the years ended October 31, 2005, 2004, and 2003, resulting in gross margins of approximately $510,000, $864,000 and $281,000. Net amounts due to this entity approximated $79,000, $113,000, and $278,000 at October 31, 2005, 2004, and 2003.
     Certain members of our Board of Directors market avocados through Calavo pursuant to our customary marketing agreements. During the years ended October 31, 2005 and 2004, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors, was $5.2 million and $4.7 million. Accounts payable to these Board members were $0.2 million and $0.3 million as of October 31, 2005 and 2004.
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

		The following consolidated financial statements as of October 31, 2005 and 2004 and for each of the three years in the period ended October 31, 2005 are included herewith:

		Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity, Notes to Consolidated Financial Statements, and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

	(2)	Supplemental Schedules

		Schedule II — Valuation and Qualifying Accounts

		All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	Exhibits

Exhibit
Number	Description
2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]
2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[7]
3.1	Articles of Incorporation of Calavo Growers, Inc. [1]
3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[3]
10.1	Form of Marketing Agreement for Calavo Growers, Inc.[8]
10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]
10.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]
10.4	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]
10.5	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[4]
10.6	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]
10.7	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[4]

10.8	Term Loan Agreement dated July 1, 2005, between Farm Credit West, PCA, and Calavo Growers, Inc.[5]
10.9	2005 Stock Incentive Plan Of Calavo Growers, Inc.[6]
10.10	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.11	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.12	2001 Stock Option Plan for Directors.[2]
10.13	2001 Stock Purchase Plan for Officers and Employees.[2]
10.14	Line of Credit Agreement between Farm Credit West, PCA and Calavo Growers, Inc., dated August 17, 2005
10.15	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated January 30, 2004[9]
10.16	Renewal Notice for Business Loan Agreement, dated January 30, 2004, Between Bank of America and Calavo Growers, Inc., dated November 18, 2005
10.17	Form of Stock Option Agreement
21.1	Subsidiaries of Calavo Growers, Inc. [1]
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

2	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

3	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference. Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

4	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

5	Previously filed on September 9, 2005 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

6	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

7	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

8	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

9	Previously filed on January 14, 2005 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

     (b) Exhibits
          See subsection (a) (3) above.
     (c) Financial Statement Schedules
          See subsection (a) (1) and (2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 31, 2006.

CALAVO GROWERS, INC
By:	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 31, 2006 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Lecil E. Cole Lecil E. Cole	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)
/s/ Arthur J. Bruno Arthur J. Bruno	Chief Operating Officer, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)
/s/ James E. Snyder James E. Snyder	Controller (Principal Accounting Officer)
/s/ Donald M. Sanders Donald M. Sanders	Director
/s/ Fred J. Ferrazzano Fred J. Ferrazzano	Director
/s/ John M. Hunt John M. Hunt	Director
/s/ George H. Barnes George H. Barnes	Director
/s/ J. Link Leavens J. Link Leavens	Director
/s/ Alva V. Snider Alva V. Snider	Director
/s/ Michael D. Hause Michael D. Hause	Director
/s/ Dorcas H. McFarlane Dorcas H. McFarlane	Director
/s/ Egidio Carbone, Jr Egidio Carbone, Jr	Director
/s/ Scott Van Der Kar Scott Van Der Kar	Director

SCHEDULE II
CALAVO GROWERS, INC.
VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Fiscal year	Balance at			Balance at
	ended	beginning			end
	October 31:	of year	Additions(1)	Deductions(2)	of year
Allowance for customer deductions	2003	$261	$1,085	$687	$659
	2004	659	3,817	3,454	1,022
	2005	1,022	6,791	5,663	2,150

Allowance for doubtful accounts	2003	25	19	3	41
	2004	41	25	1	65
	2005	65	475	2	538

(1)	Charged to net sales (customer deductions) or costs and expenses (doubtful accounts).

(2)	Write-off of assets

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]
2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[7]
3.1	Articles of Incorporation of Calavo Growers, Inc. [1]
3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[3]
10.1	Form of Marketing Agreement for Calavo Growers, Inc.[8]
10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]
10.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]
10.4	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]
10.5	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[4]
10.6	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]
10.7	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[4]
10.8	Term Loan Agreement dated July 1, 2005, between Farm Credit West, PCA, and Calavo Growers, Inc.[5]
10.9	2005 Stock Incentive Plan Of Calavo Growers, Inc.[6]
10.10	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.11	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.12	2001 Stock Option Plan for Directors.[2]
10.13	2001 Stock Purchase Plan for Officers and Employees.[2]
10.14	Line of Credit Agreement between Farm Credit West, PCA and Calavo Growers, Inc., dated August 17, 2005
10.15	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated January 30, 2004[9]
10.16	Renewal Notice for Business Loan Agreement, dated January 30, 2004, Between Bank of America and Calavo Growers, Inc., dated November 18, 2005
10.17	Form of Stock Option Agreement
21.1	Subsidiaries of Calavo Growers, Inc. [1]
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

2	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

3	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference. Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

4	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

5	Previously filed on September 9, 2005 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

6	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

7	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

8	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

9	Previously filed on January 14, 2005 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.