Form 10-Q
period 2006-01-31
CALAVO GROWERS INC
filed 2006-03-13
CIK 1133470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-33385
CALAVO GROWERS, INC.
(Exact name of registrant as specified in its charter)

California	33-0945304
(State of incorporation)	(I.R.S. Employer Identification No.)
1141-A Cummings Road
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
(Check one): Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Registrant’s number of shares of common stock outstanding as of January 31, 2006 was 14,267,833.

CAUTIONARY STATEMENT
     This Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “will,” and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: increased competition, conducting substantial amounts of business internationally, pricing pressures on agricultural products, adverse weather and growing conditions confronting avocado growers, new governmental regulations, as well as other risks and uncertainties, including but not limited to those set forth in Part I., Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events, or otherwise.

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	January 31,	October 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$238	$1,133
Accounts receivable, net of allowances of $2,871 (2006) and $2,688 (2005)	23,568	19,253
Inventories, net	11,276	10,096
Prepaid expenses and other current assets	5,931	5,879
Advances to suppliers	588	1,141
Income taxes receivable	1,368	893
Deferred income taxes	2,651	2,651

Total current assets	45,620	41,046
Property, plant, and equipment, net	17,273	16,897
Investment in Limoneira	39,584	45,634
Goodwill	3,591	3,591
Other assets	1,902	1,314

	$107,970	$108,842

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$6,740	$1,753
Trade accounts payable	3,372	1,892
Accrued expenses	11,330	12,482
Short-term borrowings	7,841	1,424
Dividend payable	—	4,564
Current portion of long-term obligations	1,312	1,313

Total current liabilities	30,595	23,428
Long-term liabilities:
Long-term obligations, less current portion	11,717	11,719
Deferred income taxes	6,190	8,589

Total long-term liabilities	17,907	20,308
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,268 (2006) and 14,362 (2005) issued and outstanding	14	14
Additional paid-in capital	36,278	37,240
Notes receivable from shareholders	(2,636)	(2,636)
Accumulated other comprehensive income	9,735	13,386
Retained earnings	16,077	16,742

Total shareholders’ equity	59,468	64,746

	$107,970	$108,842

See accompanying notes to consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three months ended
	January 31,
	2006	2005
Net sales	$50,647	$47,671
Cost of sales	47,237	45,719

Gross margin	3,410	1,952
Selling, general and administrative	4,444	4,513

Operating loss	(1,034)	(2,561)
Other income/(expense), net	(75)	82

Loss before benefit for income taxes	(1,109)	(2,479)
Benefit for income taxes	(444)	(932)

Net loss	$(665)	$(1,547)

Net loss per share:
Basic	$(0.05)	$(0.11)

Diluted	$(0.05)	$(0.11)

Number of shares used in per share computation:
Basic	14,352	13,507

Diluted	14,352	13,507

See accompanying notes to consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three months ended
	January 31,
	2006	2005
Net loss	$(665)	$(1,547)

Other comprehensive loss, before tax:
Unrealized holding losses arising during period	(6,050)	—
Income tax benefit related to items of other comprehensive loss	2,399	—

Other comprehensive loss, net of tax	(3,651)	—

Comprehensive loss	$(4,316)	$(1,547)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended January 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(665)	$(1,547)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	514	828
Stock compensation expense	72	13
Provision for losses on accounts receivable	12	4
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(4,327)	2,399
Inventories, net	(1,180)	102
Prepaid expenses and other assets	(670)	(33)
Advances to suppliers	553	2,165
Income taxes receivable	(439)	(896)
Payable to growers	4,987	(3,005)
Trade accounts payable and accrued expenses	567	3,648

Net cash provided by (used in) operating activities	(576)	3,678
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(1,099)	(736)

Net cash used in investing activities	(1,099)	(736)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(4,564)	(4,052)
Proceeds from short-term borrowings, net	6,417	1,000
Retirement of common stock	(1,200)	—
Exercise of stock options	130	—
Payments on long-term obligations	(3)	(15)

Net cash provided by (used in) financing activities	780	(3,067)

Net decrease in cash and cash Equivalents	(895)	(125)
Cash and cash equivalents, beginning of period	1,133	636

Cash and cash equivalents, end of period	$238	$511

Supplemental Information -
Cash paid during the year for:
Interest	$248	$27

Income taxes	$2	$17

Noncash Investing and Financing Activities:
Tax receivable increase related to stock option exercise	$36

Construction in progress included in trade accounts payable and accrued expenses	$157

Unrealized holding losses	$6,050

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
     The accompanying consolidated condensed financial statements are unaudited. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position, results of operations, and cash flows. Such adjustments consist of adjustments of a normal recurring nature. Interim results are subject to significant seasonal variations and are not necessarily indicative of the results of operations for a full year. Our operations are sensitive to a number of factors, including weather-related phenomena and their effects on industry volumes, prices, product quality, and costs. Operations are also sensitive to fluctuations in currency exchange rates in both sourcing and selling locations, as well as economic crises and security risks in developing countries. These statements should also be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005.
Recent Accounting Standards
     In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. We do not expect that the adoption of this FSP will have a material impact on its financial position or results of operations.
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
Stock-Based Compensation
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies account for awards of equity instruments

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. We adopted SFAS No. 123(R) on November 1, 2005 using the modified prospective method and, accordingly, have not restated the consolidated statements of operations for prior interim periods or fiscal years. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.
     Prior to the adoption of SFAS No. 123(R), we accounted for employee stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, as permitted by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under the intrinsic value method, the difference between the market price on the date of grant and the exercise price is charged to the statement of operations over the vesting period. Prior to the adoption of SFAS No. 123(R), we recognized compensation cost only for stock options issued with exercise prices set below market prices on the date of grant and provided the necessary pro forma disclosures required under SFAS No. 123.
     During the three months ended January 31, 2005, we recognized compensation expense of $13,000 for stock options under APB Opinion No. 25, which was charged to the consolidated statement of operations. For the three months ended January 31, 2005, had stock-based compensation been accounted for based on the estimated grant date fair values, as defined by SFAS No. 123, the Company’s net loss and net loss per share would have been the following pro forma amounts (in thousands, except per share amounts):

Three months ended,
January 31, 2005
Net loss:
As reported	$(1,547)
Add: Total stock-based compensation expense determined under APB 25 and related interpretations, net of tax effects	8
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(8)

Pro forma	$(1,547)

Net loss per share, as reported:
Basic	$(0.11)
Diluted	$(0.11)

Net loss per share, pro forma:
Basic	$(0.11)
Diluted	$(0.11)
     In December 2003, our Board of Directors approved the issuance of options to acquire a total of 50,000 shares of our common stock to two members of our Board of Directors. Each option to acquire 25,000 shares vests in substantially equal installments over a three-year period, has an exercise price of $7.00 per share, and has a term of five years from the grant date. The market price of our common stock at the grant date was $10.01. In December 2005, however, these stock option agreements were modified to shorten the option terms, as defined. Such modifications were contemplated primarily as a result of Section 409A of the tax code and did not result in a significant change in fair value.
     Under SFAS No. 123(R), we now record in our consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after November 1, 2005 under the provisions of SFAS No. 123(R) and (ii) compensation cost for the unvested portion of options granted prior to November 1, 2005 over their remaining vesting periods using the amounts previously measured under SFAS No. 123 for pro forma disclosure purposes. During the three months ended January 31, 2006, we recognized compensation expense of $72,000 for stock options in our consolidated statement of operations.
     Consistent with the valuation method for the disclosure-only provisions of SFAS No. 123, we are using the Black-Scholes-Merton and binomial option models to value compensation expense associated with stock-based

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
awards under SFAS No. 123(R). In addition, forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
     There were no options granted during the quarters ended January 31, 2006 and January 31, 2005.
     The Black-Scholes-Merton and binomial option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because options held by our directors and employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of these options.
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

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
	(in thousands)
Three months ended January 31, 2006
Net sales	$10,763	$35,479	$9,280	$(4,875)	$50,647
Cost of sales	11,089	33,638	7,385	(4,875)	47,237

Gross margin (deficit)	(326)	1,841	1,895	—	3,410
Selling, general and administrative	1,663	1,610	1,171	—	4,444

Operating income (loss)	(1,989)	231	724	—	(1,034)
Other expense, net	(11)	(31)	(33)	—	(75)

Income (loss) before provision (benefit) for income taxes	(2,000)	200	691	—	(1,109)
Provision (benefit) for income taxes	(800)	80	276	—	(444)

Net income (loss)	$(1,200)	$120	$415	$—	$(665)

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

		International
		avocados and
	California	perishable food	Processed	Inter-segment
	avocados	products	products	eliminations	Total
	(in thousands)
Three months ended January 31, 2005
Net sales	$8,677	$36,387	$7,502	$(4,895)	$47,671
Cost of sales	8,685	34,935	6,994	(4,895)	45,719

Gross margin	(8)	1,452	508	—	1,952
Selling, general and administrative	1,773	1,386	1,354	—	4,513

Operating income (loss)	(1,781)	66	(846)	—	(2,561)
Other income (expense), net	56	29	(3)	—	82

Income (loss) before provision (benefit) for income taxes	(1,725)	95	(849)	—	(2,479)
Provision (benefit) for income taxes	(649)	36	(319)	—	(932)

Net income (loss)	$(1,076)	$59	$(530)	$—	$(1,547)

     The following table sets forth sales by product category, by segment (in thousands):

	Three months ended January 31, 2006				Three months ended January 31, 2005
		International				International
		avocados and				avocados and
	California	perishable food	Processed		California	perishable food	Processed
	avocados	products	products	Total	Avocados	products	products	Total
Third-party sales:
California avocados	$9,658	$—	$—	$9,658	$7,545	$—	$—	$7,545
Imported avocados	—	23,587	—	23,587	—	24,074	—	24,074
Papayas	—	1,267	—	1,267	—	1,820	—	1,820
Specialties and Tropicals	—	2,405	—	2,405	—	3,449	—	3,449
Processed — food service	—	—	7,335	7,335	—	—	6,025	6,025
Processed — retail and club	—	—	2,331	2,331	—	—	1,406	1,406

Total fruit and product sales to third parties	9,658	27,259	9,666	46,583	7,545	29,343	7,431	44,319
Freight and other charges	1,109	4,738	136	5,983	599	4,467	(64)	5,002

Total third-party sales	10,767	31,997	9,802	52,566	8,144	33,810	7,367	49,321
Less sales incentives	(4)	(2)	(1,913)	(1,919)	(17)	—	(1,633)	(1,650)

Total net sales to third parties	10,763	31,995	7,889	50,647	8,127	33,810	5,734	47,671
Intercompany sales	—	3,484	1,391	4,875	550	2,577	1,768	4,895

Net sales before eliminations	$10,763	$35,479	$9,280	55,522	$8,677	$36,387	$7,502	52,566

Intercompany sales eliminations				(4,875)				(4,895)

Consolidated net sales				$50,647				$47,671

3. Inventories
     Inventories consist of the following (in thousands):

	January 31,	October 31,
	2006	2005
Fresh fruit	$5,720	$3,525
Packing supplies and ingredients	1,931	2,015
Finished processed foods	3,625	4,556

	$11,276	$10,096

     During the three month periods ended January 31, 2006 and 2005, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
4. Related Party transactions
     We sell papayas obtained from an entity owned by our Chairman of the Board of Directors, Chief Executive Officer and President. Sales of papayas procured from the related entity amounted to approximately $1,267,000 and $1,820,000 for the three months ended January 31, 2006 and 2005, resulting in gross margins of approximately $112,000 and $261,000. Net amounts due to this entity approximated $145,000 and $79,000 at January 31, 2006 and October 31, 2005.
     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended January 31, 2006 and 2005, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was approximately $1,685,000 and $383,000.
     In December 2005, we repurchased 120,000 shares of our common stock at an average price per share of $10.00 from the estate of a deceased former member of our Board of Directors.
5. Other assets
     Included in other assets in the accompanying consolidated financial statements are the following intangible assets: customer-related intangibles of $590,000 (accumulated amortization of $236,000 at January 31, 2006), brand name intangibles of $275,000 and other identified intangibles totaling $2,000 (accumulated amortization of $2,000 at January 31, 2006). The customer-related intangibles and other identified intangibles are being amortized over five and two years. The intangible asset related to the brand name currently has an indefinite remaining useful life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $88,000 for the remainder of fiscal 2006 and approximately $118,000 per annum for fiscal 2007 through fiscal 2008, with the remaining amortization expense of approximately $30,000 recorded in fiscal 2009.
6. Other events
Dividend payment
     In January 2006, we paid a $0.32 per share dividend in the aggregate amount of $4.6 million to shareholders of record on December 15, 2005. In January 2005, we paid a $0.30 per share dividend in the aggregate amount of $4,052,000 to shareholders of record on November 15, 2004.
Contingencies
     We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000. During the first quarter of fiscal 2005, we received an assessment totaling approximately $2.0 million from Hacienda related to the amount of income at our Mexican subsidiary. Based primarily on discussions with legal counsel and the evaluation of our claim, we believe that Hacienda’s position has no merit and that the Company will prevail. Accordingly, no amounts have been provided in the financial statements as of January 31, 2006. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to this assessment.
     We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Processed product segment restructuring
     In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan called for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan, Mexico. This restructuring has provided for cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The Uruapan facility commenced operations in February 2004 and the Santa Paula and Mexicali facilities were closed in February 2003 and August 2004. For our first fiscal quarter 2005, we incurred costs related to this restructuring approximating $437,000, which is recorded in our income statement as both cost of sales ($298,000) and selling, general and administrative expenses($139,000). We did not incur any additional costs related to this restructuring during our first fiscal quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended October 31, 2005 of Calavo Growers, Inc. (we, Calavo, or the Company). Certain prior year amounts have been reclassified to conform with the current period presentation.
Recent Developments
Dividend payment
     In January 2006, we paid a $0.32 per share dividend in the aggregate amount of $4.6 million to shareholders of record on December 15, 2005.
Common Stock Repurchase
     In December 2005, we repurchased 120,000 shares of our common stock at an average price per share of $10.00 from the estate of a deceased former member of our Board of Directors.

Net Sales
     The following table summarizes our net sales by business segment:

	Three months ended January 31,
(in thousands)	2006	Change	2005
Net sales:
California avocados	$10,763	32.5%	$8,127
International avocados and perishable food products	31,995	(5.4)%	33,810
Processed products	7,889	37.6%	5,734

Total net sales	$50,647	6.2%	$47,671

As a percentage of net sales:
California avocados	21.3%		17.1%
International avocados and perishable food products	63.2%		70.9%
Processed products	15.5%		12.0%

	100.0%		100.0%

     Net sales for the first quarter of fiscal year 2006, compared to fiscal year 2005, increased by $3.0 million, or 6.2%. Consistent with the historical seasonality of the California avocado harvest season, we typically receive the fewest pounds of California avocados during our first fiscal quarter. As such, our California avocado business generated only 21.3% of our consolidated net sales for the first quarter, as compared to only 17.1% for the same prior year period. Our international avocados and perishable food products segment experienced a marginal decrease in revenue, driven primarily by decreases in the volume of avocados being imported from Chile and The Dominican Republic. Net sales generated by our processed products business are not subject to the seasonal effect experienced by our other operating segments. The increase in sales to third parties delivered by our processed products business is due primarily to an increase in total pounds of product sold, partially offset by a decrease in average selling prices.
     Net sales by segment include value-added services billed by our Uruapan packinghouse and processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.
California avocados
     Net sales delivered by the business increased by approximately $2.6 million, or 32.5%, for the first quarter of fiscal year 2006, when compared to the same period for fiscal year 2005. The increase in sales primarily reflects an increase in pounds of avocados sold. Such increase in pounds sold, totaling approximately 5.5 million, is consistent with an expected increase in the overall harvest of the California avocado crop for the 2005/2006 season.
     Our market share of California avocados remained strong during the first quarter of fiscal year 2006 at 38.3%. This represents a decrease, however, from the 44.6% market share for the same prior year period. We believe that such decrease is primarily related to a shift in the current year volume to growing areas where we do not command as significant of a market share.
     Average selling prices, on a per carton basis, for California avocados for the first quarter of fiscal 2006 were 18.0% lower when compared to the same prior year period. We attribute some of this decrease in these average selling prices to an increase in overall pounds sold in the U.S. marketplace during such periods.
     Our strategy is to continue to develop marketing opportunities that favorably position avocados packed by Calavo with our customers by emphasizing existing value-added services, such as fruit bagging and ripening. We believe these and other value-added strategies are critical elements in sustaining competitive average selling prices.

     We anticipate that our California avocado segment will experience a seasonal increase during the second fiscal quarter of 2006. In addition, we believe that the expected decrease in non-California sourced fruit will have a positive impact on average selling prices during the second fiscal quarter.
International and perishable food products
     For the fiscal quarter ended January 31, 2006, when compared to the same period for 2005, sales to third-party customers decreased by approximately $1.8 million, or 5.4%, from $33.8 million to $32.0 million.
     The decreased sales to third-parties by our international and perishable food products segment were primarily driven by fewer sales related to Chilean and The Dominican Republic grown avocados in the U.S., Japanese, and European marketplace, as well as fewer papaya sales. The volume of Chilean and The Dominican Republic fruit handled decreased by 6.7 million pounds, or 49.1%, and 0.6 million pounds, or 16.1%, when compared to the same prior year period. Additionally, the volume of papaya fruit handled decreased by approximately 0.7 million pounds, or 38.1%, when compared to the same prior year period. Such decreases, however, were partially offset by increases in Mexican sourced fruit. For the three months ended January 31, 2006, the volume of Mexican sourced fruit handled increased by 8.2 million pounds, or 52.4%, when compared to the same prior year period.
     For the first fiscal quarter of 2006, average selling prices, on a per carton basis, for Chilean and The Dominican Republic sourced avocados were 11.1% higher and 32.2% lower, when compared to the same prior year period. The average selling price of Mexican fruit, however, remained virtually unchanged during the first fiscal quarter of 2006, when compared to the same prior year period. We believe these price fluctuations were primarily related to the timing of the fruit entering the marketplace. Additionally, the average selling price of papaya fruit increased approximately 21.1%, when compared to the same prior year period, based primarily on the lack of comparable levels of papaya fruit.
     We anticipate that net sales for this segment related to Chilean and The Dominican Republic sourced fruit will decrease in the second fiscal quarter of 2006 compared to the first fiscal quarter of 2006. This is consistent with the seasonal nature of the availability of certain foreign sourced avocados in the U.S. marketplace.
Processed products
     For the quarter ended January 31, 2006, when compared to the same period for fiscal 2005, sales to third-party customers increased by approximately $2.2 million, or 37.6%, from $5.7 million to $7.9 million. The increase in third-party sales was primarily attributable to an increase in total product pounds sold, partially offset by a decrease in average sales prices. During the first fiscal quarter of 2006, when compared to the same period for fiscal 2005, we experienced an increase in total pounds of product sold of approximately 1.2 million pounds, or 38.0%, partially offset by a decrease in average selling prices of $0.13 per pound, or 5.7%.
     Our ultra high pressure products continue to experience solid demand. During the first quarter of fiscal 2006, sales of high pressure product totaled approximately $2.9 million, as compared to $1.7 million for the same prior year period. We believe that the introduction of these fresh guacamole products will, in the long-term, successfully address a growing market segment.

Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three month periods ended January 31, 2006 and 2005:

	Three months ended January 31,
(in thousands)	2006	Change	2005
Gross margins:
California avocados	$(326)	NM	$(8)
International avocados and perishable food products	1,841	26.8%	1,452
Processed products	1,895	273.0%	508

Total gross margins	$3,410	74.7%	$1,952

Gross profit percentages:
California avocados	(3.0)%		(0.1)%
International avocados and perishable food products	5.8%		4.3%
Processed products	24.0%		8.9%
Consolidated	6.7%		4.1%

NM—Not meaningful
     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $1.5 million, or 2.6%, for the first quarter of fiscal 2006 when compared to the same period for fiscal 2005. This increase was primarily attributable to improvements in our international avocados and perishable food products and processed products segments.
     Our California avocados segment experienced a lower gross profit percentage principally as a result of higher material and production costs, including increased costs related to the start-up of our ProRipeVIP™ avocado ripening program. The increase in our gross profit percentages generated by our international avocados and perishable food products segment was principally a result of a decrease in fruit costs in relation to corresponding sales prices. This decrease in fruit costs had the effect of decreasing our per pound costs, which, as a result, positively impacted gross margins. The processed products gross profit percentages for the quarter ended January 31, 2006, as compared to the same prior year period, increased primarily as a result of lower fruit costs and increases in total pounds produced, which had the effect of reducing our per pound costs. We anticipate that the gross profit percentage for our processed product segment will continue to experience significant fluctuations during the next fiscal quarter primarily due to the uncertainty of the cost of fruit that will be used in the production process.

Selling, General and Administrative

	Three months ended January 31,
(in thousands)	2006	Change	2005
Selling, general and administrative	$4,444	(1.5)%	$4,513
Percentage of net sales	8.8%		9.5%
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses decreased $0.1 million, or 1.5%, for the three months ended January 31, 2006 when compared to the same period for fiscal 2005. The decreased general and administrative costs relate primarily to lower corporate costs, including costs related to various consulting expenses (totaling approximately $0.2 million).
Other Income/(Expense), net

	Three months ended January 31,
(in thousands)	2006	Change	2005
Other income/(expense), net	$(75)	(191.5)%	$82
Percentage of net sales	(0.1)%		0.2%
     Other income/(expense), net includes interest income and expense generated in connection with the financing of our operating activities, as well as certain other transactions that are outside of the course of normal operations. During the first quarter of fiscal 2006, other income/(expense), net includes interest expense, totaling approximately $0.2 million, related to our two short-term, non-collateralized, revolving credit facilities and our term loan with Farm Credit West, PCA.
Benefit for Income Taxes

	Three months ended January 31,
(in thousands)	2006	Change	2005
Benefit for income taxes	$(444)	(57.1)%	$(932)
Percentage of loss before benefit for income taxes	(40.0%)		(37.6%)
     For the first three months of fiscal year 2006, our benefit for income taxes was $(0.4) million as compared to $(0.9) million recorded for the comparable prior year period. We expect our effective tax rate to approximate 40.0% during fiscal year 2006.

Liquidity and Capital Resources
     Cash used in operating activities was $0.6 million for the three months ended January 31, 2006, compared to cash provided by operating activities of $3.7 million for the similar period in fiscal 2005. Operating cash flows for the three-months ended January 31, 2006 reflect our net loss of $0.7 million, net non-cash charges (depreciation and amortization, stock compensation expense and provision for losses on accounts receivable) of $0.6 million and a net decrease in the noncash components of our working capital of approximately $0.5 million.
     These working capital decreases include an increase in accounts receivable of $4.3 million, an increase in inventory totaling $1.2 million, an increase in prepaid and other current assets of $0.7 million, and an increase in income tax receivable of $0.4 million, partially offset by an increase in growers payable of $5.0 million, a decrease in advances to suppliers totaling $0.6 million, and an increase in trade accounts payable and accrued expenses of $0.5 million.
     Increases in our accounts receivable balance as of January 31, 2006, when compared to October 31, 2005, primarily reflects higher sales recorded in the month of January 2006, as compared to October 2005. The amounts in inventory and payable to our growers primarily reflect an increase in fruit delivered, partially offset by a decrease in the price per pound of California avocados marketed in the month of January 2006, as compared to October 2005.
     Cash used in investing activities was $1.1 million for the three months ended January 31, 2006 and related principally to the purchase of miscellaneous capital equipment items, including new field bins for our packinghouses and capital items related to our ProRipeVIP™ avocado ripening program.
     Cash provided by financing activities was $0.8 million for the three months ended January 31, 2006 and related principally to $6.4 million in proceeds from short-term borrowings, partially offset by a $4.6 million cash dividend payment, as well as $1.2 million related to the retirement of 120,000 shares of our common stock.
     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of January 31, 2006 and October 31, 2005 totaled $0.2 million and $1.1 million. Our working capital at January 31, 2006 was $15.0 million compared to $17.6 million at October 31, 2005. The overall working capital decrease primarily reflects an increase in our short-term borrowings and our payable to growers.
     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. We have two short-term, non-collateralized, revolving credit facilities. These credit facilities expire in February 2007 and April 2008 and are with separate banks. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $24 million, with a weighted-average interest rate of 5.6% and 4.8% at January 31, 2006 and October 31, 2005. Under these credit facilities, we had $7.8 million and $1.4 million outstanding as of January 31, 2006 and October 31, 2005. The credit facilities contain various financial covenants with which we were in compliance at January 31, 2006. The most significant financial covenants relate to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined) requirements.
Impact of Recently Issued Accounting Pronouncements
     See footnote 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents, accounts receivable, notes receivable from shareholders, payable to growers, accounts payable, current borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2006.

	Expected maturity date January 31,
(All amounts in thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$238	$—	$—	$—	$—	$—	$238	$238
Accounts receivable (1)	23,568	—	—	—	—	—	23,568	23,568
Notes receivable from shareholders (2)	175	2,461	—	—	—	—	2,636	2,506

Liabilities
Payable to growers (1)	$6,740	$—	$—	$—	$—	$—	$6,740	$6,740
Accounts payable (1)	3,372	—	—	—	—	—	3,372	3,372
Current borrowings pursuant to credit facilities (1)	7,841	—	—	—	—	—	7,841	7,841
Fixed-rate long-term obligations (3)	1,310	1,309	1,308	1,302	1,300	6,500	13,029	12,334

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Notes receivable from shareholders bear interest at 7.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 9.75%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $45,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 3.3% to 8.2% with a weighted-average interest rate of 5.7%. We believe that loans with a similar risk profile would currently yield a return of 7.0%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $518,000.
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

ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.
     There were no substantial changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results from operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Shares

Total Number of
			Shares Purchased as	Approximate Dollar Value of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	Of Shares	Price Paid	Announced	Purchased under the
	Purchased	Per Share	Plans or Programs	Plans or Programs
Month #1 (November 2005)	—		—	$—
Month #2 (December 2005)	120,000	$10.00	—	—
Month #3 (January 2006)	—		—	—

Total	120,000	$10.00	—	$—

From time to time, our Board of Directors will authorize the repurchase of shares opportunistically. Such repurchases may be in the open market or in private transactions. The repurchase shown above relates to a private transaction and is from a related party. See Note 4 in consolidated condensed financial statements.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)

Date: March 9, 2006	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 9, 2006	By	/s/ Arthur J. Bruno
Arthur J. Bruno
Chief Operating Officer, Chief Financial Officer and
Corporate Secretary
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.