Form 10-Q
period 2006-04-30
CALAVO GROWERS INC
filed 2006-06-09
CIK 1133470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
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
 Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant’s number of shares of common stock outstanding as of April 30, 2006 was 14,291,833

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

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	April 30,	October 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$287	$1,133
Accounts receivable, net of allowances of $2,741 (2006) and $2,688 (2005)	30,162	19,253
Inventories, net	10,502	10,096
Prepaid expenses and other current assets	5,242	5,879
Advances to suppliers	255	1,141
Income tax receivable	—	893
Deferred income taxes	2,651	2,651

Total current assets	49,099	41,046
Property, plant, and equipment, net	17,666	16,897
Investment in Limoneira	41,486	45,634
Goodwill	3,591	3,591
Other assets	2,383	1,314

	$114,225	$108,842

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$10,428	$1,753
Trade accounts payable	1,742	1,892
Accrued expenses	14,413	12,482
Income tax payable	42	—
Short-term borrowings	4,354	1,424
Dividend payable	—	4,564
Current portion of long-term obligations	1,309	1,313

Total current liabilities	32,288	23,428
Long-term liabilities:
Long-term obligations, less current portion	11,715	11,719
Deferred income taxes	6,944	8,589

Total long-term liabilities	18,659	20,308
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,292 (2006) and 14,362 (2005) issued and outstanding	14	14
Additional paid-in capital	36,576	37,240
Notes receivable from shareholders	(2,461)	(2,636)
Accumulated other comprehensive income	10,883	13,386
Retained earnings	18,266	16,742

Total shareholders’ equity	63,278	64,746

	$114,225	$108,842

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,
	2006	2005	2006	2005
Net sales	$67,429	$60,206	$118,076	$107,877
Cost of sales	58,768	53,851	106,005	99,570

Gross margin	8,661	6,355	12,071	8,307
Selling, general and administrative	5,063	4,307	9,507	8,820

Operating income (loss)	3,598	2,048	2,564	(513)
Other income (expense), net	10	1,909	(65)	1,991

Income before provision for income taxes	3,608	3,957	2,499	1,478
Provision for income taxes	1,419	1,490	975	558

Net income	$2,189	$2,467	$1,524	$920

Net income per share:
Basic	$0.15	$0.18	$0.11	$0.07

Diluted	$0.15	$0.18	$0.11	$0.07

Number of shares used in per share computation:
Basic	14,282	13,507	14,317	13,507

Diluted	14,343	13,580	14,374	13,581

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended		Six months ended
	April 30,		April 30,
	2006	2005	2006	2005
Net income	$2,189	$2,467	$1,524	$920

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	1,902	—	(4,148)	—
Income tax (expense) benefit related to items of other comprehensive income (loss)	(754)	—	1,645	—

Other comprehensive income (loss), net of tax	1,148	—	(2,503)	—

Comprehensive income (loss)	$3,337	$2,467	$(979)	$920

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended April 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$1,524	$920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,042	1,643
Gain on sale of building	—	(1,725)
Stock based compensation	226	25
Provision for losses on accounts receivable	1	1
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(10,910)	(4,995)
Inventories, net	(406)	(1,792)
Prepaid expenses and other assets	(491)	212
Advances to suppliers	886	2,253
Income taxes receivable	953	589
Payable to growers	8,675	4,281
Trade accounts payable and accrued expenses	1,781	1,800
Income taxes payable	42	—

Net cash provided by operating activities	3,323	3,212
Cash Flows from Investing Activities:
Proceeds received from sale of building	—	3,383
Acquisitions of and deposits on property, plant, and equipment	(1,752)	(1,024)

Net cash provided by (used in) investing activities	(1,752)	2,359
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(4,564)	(4,052)
Proceeds from (payments on) short-term borrowings, net	2,930	(1,290)
Exercise of stock options	250	—
Retirement of common stock	(1,200)	—
Collection on notes receivable from shareholders	175	212
Payments on long-term obligations	(8)	(19)

Net cash used in financing activities	(2,417)	(5,149)

Net increase (decrease) in cash and cash equivalents	(846)	422
Cash and cash equivalents, beginning of period	1,133	636

Cash and cash equivalents, end of period	$287	$1,058

Supplemental Information —
Cash paid during the period for:
Interest	$520	$45

Income taxes	$2	$17

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$60	$—

Unrealized holding losses	$4,148	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1. Description of the business
Business
     Calavo Growers, Inc. (Calavo, the Company, we, us or our) procures and markets avocados and other perishable commodities and prepares and distributes processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. Through our three operating facilities in southern California and two facilities in Mexico, we sort and pack avocados procured in California and Mexico and prepare processed avocado products. Additionally, we procure avocados internationally, principally from Mexico, Chile, and the Dominican Republic, and distribute other perishable foods, such as Hawaiian grown papayas. During the second quarter of fiscal 2006, we combined our California avocados and international avocados and perishable food products reporting segments. As a result, we now report our operations in two different business segments: (1) fresh products and (2) processed products. See footnote 2 for further explanation.
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

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
Stock Based Compensation
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
     During the three and six month periods ended April 30, 2005, we recognized $13,000 and $25,000 of compensation expense with respect to stock option awards pursuant to APB 25, which was charged to the consolidated statement of operations. For the three and six months ended April 30, 2005, had stock-based compensation been accounted for based on the estimated grant date fair values, as defined by SFAS No. 123, the Company’s net income and net income per share would have been the following pro forma amounts (in thousands, except per share amounts):

	Three months ended	Six months ended
	April 30,	April 30,
	2005	2005
Net Income:
As reported	$2,467	$920
Add: Total stock-based compensation expense determined under APB 25 and related interpretations, net of tax effects	8	16
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of tax effects	(8)	(16)

Pro forma	$2,467	$920

Net income per share, as reported:
Basic	$0.18	$0.07
Diluted	$0.18	$0.07
Net income per share, pro forma:
Basic	$0.18	$0.07
Diluted	$0.18	$0.07

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
     In April 2006, the price of our common stock reached $11/per share. Therefore, all 400,000 options related to our stock option grant that took place in August 2005 will now vest in August 2006 (for those persons still employed). The achievement of this market condition resulted in a decrease in the initial, estimated derived service period. As a result, we recorded an additional $85,000 stock-based compensation expense charge during the second quarter ended April 30, 2006. Further, we expect stock compensation expense to approximate $104,000 per month through August 2006 related to this stock option grant. During the three and six months ended April 30, 2006, we recognized total stock-based compensation expense of $154,000 and $226,000 for stock options in our consolidated statement of operations.
     Consistent with the valuation method for the disclosure-only provisions of SFAS No. 123, we are using the Black-Scholes-Merton and binomial option models to value compensation expense associated with stock-based awards under SFAS No. 123(R). In addition, forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
     There were no options granted during the three and six months periods ended April 30, 2006 and April 30, 2005.
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

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
2. Information regarding our operations in different segments
     During the second quarter of fiscal 2006, we examined our California avocados and international avocados and perishable food products reporting segments. We concluded that these two reporting segments have similar economic characteristics, production processes, customers and distribution methods. Therefore, in accordance with the aggregation criteria of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, we combined these two operating segments into one reportable segment, fresh products. As a result, we now report our operations in two different business segments: (1) fresh products and (2) processed products. These two business segments are presented based on how information is used by our president to measure performance and allocate resources. The fresh products segment includes all operations that involve the distribution of avocados grown both inside and outside of California, as well as the distribution of other non-processed, perishable food products. The processed products segment represents all operations related to the purchase, manufacturing, and distribution of processed avocado products. Additionally, selling, general and administrative expenses and other income, net are no longer charged directly, nor allocated to, a specific product line. These items are now evaluated by our president only in aggregate. We do not allocate assets, or specifically identify them to, our operating segments. Prior period amounts have been reclassified to conform to the current period presentation.

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
	(All amounts are presented in thousands)
Six months ended April 30, 2006
Net sales	$106,964	$19,992	$(8,880)	$118,076
Cost of sales	99,783	15,102	(8,880)	106,005

Gross margin	$7,181	$4,890	—	$12,071

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
	(All amounts are presented in thousands)
Six months ended April 30, 2005
Net sales	$102,583	$15,457	$(10,163)	$107,877
Cost of sales	96,314	13,419	(10,163)	99,570

Gross margin	$6,269	$2,038	—	$8,307

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
	(All amounts are presented in thousands)
Three months ended April 30, 2006
Net sales	$60,722	$10,712	$(4,005)	$67,429
Cost of sales	55,056	7,717	(4,005)	58,768

Gross margin	$5,666	$2,995	—	$8,661

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
	(All amounts are presented in thousands)
Three months ended April 30, 2005
Net sales	$57,519	$7,955	$(5,268)	$60,206
Cost of sales	52,694	6,425	(5,268)	53,851

Gross margin	$4,825	$1,530	—	$6,355

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
     The following table sets forth sales by product category, by segment (in thousands):

	Six months ended April 30, 2006			Six months ended April 30, 2005
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
California avocados	$44,707	$—	$44,707	$30,075	$—	$30,075
Imported avocados	35,000	—	35,000	42,036	—	42,036
Papayas	2,591	—	2,591	3,423	—	3,423
Specialties and Tropicals	5,042	—	5,042	8,484	—	8,484
Processed — food service	—	15,699	15,699	—	12,754	12,754
Processed — retail and club	—	4,677	4,677	—	2,740	2,740

Total fruit and product sales to third-parties	87,340	20,376	107,716	84,018	15,494	99,512
Freight and other charges	13,673	286	13,959	11,536	18	11,554

Total third-party sales	101,013	20,662	121,675	95,554	15,512	111,066
Less sales incentives	(40)	(3,599)	(3,599)	(41)	(3,148)	(3,189)

Total net sales to third-parties	100,973	17,103	118,076	95,513	12,364	107,877
Intercompany sales	5,991	2,889	8,880	7,070	3,093	10,163

Net sales before eliminations	$106,964	$19,992	126,956	$102,583	$15,457	118,040

Intercompany sales eliminations			(8,880)			(10,163)

Consolidated net sales			$118,076			$107,877

	Three months ended April 30, 2006			Three months ended April 30, 2005
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
California avocados	$35,049	$—	$35,049	$22,530	$—	$22,530
Imported avocados	11,413	—	11,413	17,962	—	17,962
Papayas	1,324	—	1,324	1,603	—	1,603
Specialties and Tropicals	2,637	—	2,637	5,035	—	5,035
Processed — food service	—	8,364	8,364	—	6,729	6,729
Processed — retail and club	—	2,346	2,346	—	1,334	1,334

Total fruit and product sales to third-parties	50,423	10,710	61,133	47,130	8,063	55,193
Freight and other charges	7,826	150	7,976	6,470	82	6,552

Total third-party sales	58,249	10,860	69,109	53,600	8,145	61,745
Less sales incentives	(34)	(1,646)	(1,680)	(24)	(1,515)	(1,539)

Total net sales to third-parties	58,215	9,214	67,429	53,576	6,630	60,206
Intercompany sales	2,507	1,498	4,005	3,943	1,325	5,268

Net sales before eliminations	$60,722	$10,712	71,434	$57,519	$7,955	65,474

Intercompany sales eliminations			(4,005)			(5,268)

Consolidated net sales			$67,429			$60,206

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
3. Inventories
     Inventories consist of the following (in thousands):

	April 30,	October 31,
	2006	2005
Fresh fruit	$5,279	$3,525
Packing supplies and ingredients	2,165	2,015
Finished processed foods	3,058	4,556

	$10,502	$10,096

     During the three and six month periods ended April 30, 2006 and 2005, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.
4. Related party transactions
     We sell papayas obtained from an entity owned by our Chairman of the Board of Directors, Chief Executive Officer and President. Sales of papayas procured from the related entity amounted to approximately $2,591,000, and $3,423,000 for the six months ended April 30, 2006 and 2005, resulting in gross margins of approximately $203,000 and $249,000. Sales of papayas procured from the related entity amounted to approximately $1,324,000, and $1,603,000 for the three months ended April 30, 2006 and 2005, resulting in gross margins of approximately $90,000 and $99,000. Included in accrued liabilities are approximately $278,000 and $79,000 at April 30, 2006 and October 31, 2005 due to this entity.
     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended April 30, 2006 and 2005, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $4.5 million and $1.7 million. During the six months ended April 30, 2006 and 2005, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $6.2 million and $2.1 million.
     In December 2005, we repurchased 120,000 shares of our common stock at an average price per share of $10.00 from the estate of a deceased former member of our Board of Directors.
5. Other assets
     Included in other assets in the accompanying consolidated condensed financial statements are the following intangible assets: customer-related intangibles of $590,000 (accumulated amortization of $265,000 at April 30, 2006), brand name intangibles of $275,000 and other identified intangibles totaling $2,000 (accumulated amortization of $2,000 at April 30, 2006). The customer-related intangibles are being amortized over five years. The other identified intangibles are fully amortized as of April 30, 2006. The intangible asset related to the brand name currently has an indefinite remaining useful life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $59,000 for the remainder of fiscal 2006 and approximately $118,000 per annum for fiscal 2007 through fiscal 2008, with the remaining amortization expense of approximately $30,000 recorded in fiscal 2009.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
6. Stock-Based Compensation
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
     In January 2002, members of our Board of Directors elected to exercise options to purchase approximately 1,005,000 shares of common stock. The exercise price was paid by delivery of full-recourse promissory notes with a face value of $4,789,000 and by cash payments of approximately $236,000. These notes and the related security agreements provide, among other things, that each director pledge as collateral the shares acquired upon exercise of the stock option, as well as additional shares of common stock held by the directors with a value equal to 10% of the loan amount, if the exercise price was paid by means of a full-recourse note. The notes, which bear interest at 7% per annum, provide for annual interest payments with a final principal payment due March 1, 2007. Directors will be allowed to withdraw shares from the pledged pool of common stock prior to repayment of their notes, as long as the fair value of the remaining pledged shares is at least equal to 120% of the outstanding note balance. The notes have been presented as a reduction of shareholders’ equity as of April 30, 2006 and October 31, 2005.
     In December 2003, our Board of Directors approved the issuance of options to acquire a total of 50,000 shares of our common stock to two members of our Board of Directors. Each option to acquire 25,000 shares vests in substantially equal installments over a three-year period, has an exercise price of $7.00 per share, and has a term of five years from the grant date. The market price of our common stock at the grant date was $10.01. In December 2005, the related stock option agreements were modified to shorten the option terms, as defined. Such modifications were contemplated primarily as a result of Section 409A of the tax code. During the three months ended April 30, 2006 and 2005, we recognized approximately $13,000 of compensation expense with respect to these stock option awards. During the six months ended April 30, 2006 and 2005, we recognized approximately $25,000 of compensation expense with respect to these stock option awards.
     A summary of stock option activity follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2005	100	$6.00
Exercised	(50)	$5.00

Outstanding at April 30, 2006	50	$7.00	$194

Exercisable at April 30, 2006	17	$7.00	$66

     The weighted average remaining life of such outstanding options is 2.64 years and the total intrinsic value of options exercised during the six months ended April 30, 2006 was $0.1 million. At April 30, 2006, the total unrecognized fair value compensation cost related to such unvested stock options awards was approximately $33,000, which is expected to be recognized over the remaining period of eight months.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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
     The purchase price was paid by delivery of full-recourse promissory notes with a face value of $1,352,000 and by cash payments of approximately $600,000. These notes and the related security agreements provide, among other things, that each employee pledge as collateral the shares acquired. The notes, which bear interest at 7% per annum, provide for annual interest and principal payments for a period of two to four years. The notes have been presented as a reduction of shareholders’ equity as of April 30, 2006 and October 31, 2005.
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
     In August 2005, our Board of Directors approved the issuance of options to acquire a total of 400,000 shares of our common stock to various employees of the Company. As discussed in footnote 1, these options now vest in August 2006. See footnote 1 for further explanation. These options have an exercise price of $9.10 per share and a term of 5 years from the grant date. The market price of our common stock at the grant date was $9.10. During the six months ended April 30, 2006, 9,000 options have been forfeited, and the total intrinsic value of options outstanding was $0.7 million.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
7. Other events
Dividend payment
     In January 2006, we paid a $0.32 per share dividend in the aggregate amount of $4.6 million to shareholders of record on December 15, 2005. In January 2005, we paid a $0.30 per share dividend in the aggregate amount of $4,052,000 to shareholders of record on November 15, 2004.
Grower Development Program
     Pursuant to our Grower Development Program, whereby funds can be advanced to growers in exchange for their commitment to deliver a minimum volume of avocados on an annual basis, which generally extends over a multi-year period (i.e. 10 years), we advanced approximately $1.2 million during the six months of fiscal 2006. We expect to advance an additional $2.0 million, via either cash or debt restructuring, in October 2006. Advances are not repaid and are amortized to cost of goods sold over the term of the related agreement. Amortization related to the advances described above are not expected to commence until October 2006.
Contingencies
     We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000. During the first quarter of fiscal 2005, we received an assessment totaling approximately $2.0 million from Hacienda related to the amount of income at our Mexican subsidiary. Based primarily on discussions with legal counsel and the evaluation of our claim, we believe that Hacienda’s position has no merit and that the Company will prevail. Accordingly, no amounts have been provided in the financial statements as of April 30, 2006. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to this assessment.
     We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Management Incentive Plan
     Pursuant to our 2006 Management Incentive Plan Program (the “MIP Program”), we recorded approximately $0.2 million of compensation expense during the six months ended April 30, 2006. Amounts accrued pursuant to our MIP Program are not expected to be paid until fiscal 2007.

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
Grower Development Program
     Pursuant to our Grower Development Program, whereby funds can be advanced to growers in exchange for their commitment to deliver a minimum volume of avocados on an annual basis, which generally extends over a multi-year period (i.e. 10 years), we advanced approximately $1.2 million during the six months of fiscal 2006. We expect to advance an additional $2.0 million, via either cash or debt restructuring, in October 2006. Advances are not repaid and are amortized to cost of goods sold over the term of the related agreement. Amortization related to the advances described above are not expected to commence until October 2006.
Common Stock Repurchase
     In December 2005, we repurchased 120,000 shares of our common stock at an average price per share of $10.00 from the estate of a deceased former member of our Board of Directors.
Management Incentive Plan
     Pursuant to our 2006 Management Incentive Plan Program (the “MIP Program”), we recorded approximately $0.2 million of compensation expense during the six months ended April 30, 2006. Amounts accrued pursuant to our MIP Program are not expected to be paid until fiscal 2007.

Net Sales
     The following table summarizes our net sales by business segment for each of the three and six month periods ended April 30, 2006 and 2005:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2006	Change	2005	2006	Change	2005
Net sales to third-parties:
Fresh products	$58,216	8.7%	$53,576	$100,974	5.7%	$95,513
Processed products	9,213	39.0%	6,630	17,102	38.3%	12,364

Total net sales	$67,429	12.0%	$60,206	$118,076	9.5%	$107,877

As a percentage of net sales:
Fresh products	86.3%		89.0%	85.5%		88.5%
Processed products	13.7%		11.0%	14.5%		11.5%

	100.0%		100.0%	100.0%		100.0%

     Net sales for the second quarter of fiscal 2006, compared to fiscal 2005, increased by $7.2 million, or 12.0%; whereas net sales for the six months ended April 30, 2006, compared to fiscal 2005, increased by $10.2 million, or 9.5%. These increases were primarily driven by increased sales related to avocados sourced from California, partially offset by decreased sales related to Chilean, The Dominican Republic, and/or Mexican sourced avocados. While the procurement of fresh avocados related to our fresh products segment is very seasonal, our processed products business is generally not subject to a seasonal effect. For the related three and six month period, the increase in net sales to third parties delivered by our processed products business was due primarily to an increase in total pounds of product sold.
     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse, Uruapan processing plant and Mexicali processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.
Fresh products
     Net sales delivered by the business increased by approximately $4.6 million, or 8.7%, for the second quarter of fiscal 2006, when compared to the same period for fiscal 2005. This increase is primarily related to an increase in sales related to avocados sourced from California. California avocados sales reflect a 110.4% increase in pounds of avocados sold, partially offset by a reduction in average selling prices, when compared to the same prior year period. The increase in pounds is consistent with the expected increase in the overall harvest of the California avocado crop for the 2005/2006 season. Our market share of California avocados increased to 33.5% in the second quarter of fiscal 2006, when compared to a 27.1% market share for the same prior year period. Average selling prices, on a per carton basis, for California avocados for the second quarter of fiscal 2006 were 26.1% lower when compared to the same prior year period. We attribute some of this decrease in average selling prices to significantly more pounds sold in the U.S. marketplace.
     The increased sales related to California sourced fruit discussed above for the second quarter of fiscal 2006, when compared to the same period for fiscal 2005, was partially offset by a decrease in sales of Mexican and Chilean grown avocados in the U.S., Japanese, and/or European marketplace. The volume of Mexican fruit sold decreased by approximately 6.4 million pounds, or 30.1%, when compared to the same prior year period. This decrease was primarily in the U.S. marketplace and was primarily related to the large California avocado crop discussed above. The volume of Chilean fruit sold decreased by approximately 3.7 million pounds, or 100.0%, when compared to the same prior year period. This decrease is primarily related to the size of the Chilean avocado crop, as well as the timing of the delivery to the United States. There was no significant difference in the average selling price, on a per carton basis, of Mexican avocados sold when compared to the same prior year period.

     Net sales delivered by the business increased by approximately $5.5 million, or 5.7%, for the six months ended April 30, 2006, when compared to the same period for fiscal 2005. This increase is primarily related to an increase in sales related to avocados sourced from California. California avocados sales reflect a 96.9% increase in pounds of avocados sold, partially offset by lower average selling prices, when compared to the same prior year period. The increase in pounds is consistent with the expected increase in the overall harvest of the California avocado crop for the 2005/2006 season. Our market share of California avocados increased to 34.5% for the first six months of fiscal 2006, when compared to a 30.3% market share for the same prior year period. Average selling prices, on a per carton basis, for California avocados for the first six months of fiscal 2006 were 23.6% lower when compared to the same prior year period. We attribute some of this decrease in average selling prices to significantly more pounds sold in the U.S. marketplace.
     In addition to the increased sales related to California sourced fruit discussed above, sales of Mexican sourced fruit also increased for the first six months of fiscal 2006, when compared to the same period for fiscal 2005. The volume of Mexican fruit handled increased by approximately 1.8 million pounds, or 4.8%, when compared to the same prior year period. Such increases, however, were partially offset by a decrease in sales of Chilean grown avocados. The volume of Chilean fruit sold decreased by approximately 10.3 million pounds, or 59.9%, when compared to the same prior year period. This decrease is primarily related to the size of the Chilean avocado crop, as well as the timing of the delivery to the United States. There was no significant difference in the average selling price, on a per carton basis, of Mexican avocados sold when compared to the same prior year period. The average selling price of Chilean avocados sold, on a per carton basis, increased approximately 17.1% when compared to the same prior year period.
     We anticipate that California avocado sales will experience a seasonal increase during the third fiscal quarter of 2006, as compared to the second fiscal quarter of 2006. We do not anticipate a significant fluctuation of non-California sourced fruit sales during the third fiscal quarter of 2006, as compared to the second fiscal quarter of 2006. This is consistent with the cyclical nature of the availability of foreign sourced avocados in the U.S. marketplace, as well as the current expected size of the California avocado crop.
Processed products
     For the quarter ended April 30, 2006, when compared to the same period for fiscal 2005, sales to third-party customers increased by approximately $2.6 million, or 39.0%. This increase is primarily related to a 42.6% increase in total pounds sold. Our average net selling prices remained fairly consistent during the second quarter ended April 30, 2006 when compared to the same prior year period.
     For the first six months of fiscal 2006, when compared to the same period for fiscal 2005, sales to third-party customers increased by approximately $4.7 million, or 38.3%. This increase is primarily related to a 39.4% increase in total pounds sold, as our ultra high pressure products have experienced widespread acceptance in both the retail and foodservice sectors. Our average net selling prices remained fairly consistent during the first six months ended April 30, 2006 when compared to the same prior year period.
     Our ultra high pressure products continue to experience solid demand. During the second quarter ended April 30, 2006, sales of ultra high pressure products totaled approximately $3.3 million, as compared to $1.8 million for the same prior year period. We believe that the introduction of these fresh guacamole products will, in the long-term, successfully address a growing market segment.

Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and six month periods ended April 30, 2006 and 2005:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2006	Change	2005	2006	Change	2005
Gross margins:
Fresh products	$5,666	17.4%	$4,825	$7,181	14.5%	$6,269
Processed products	2,995	95.8%	1,530	4,890	139.9%	2,038

Total gross margins	$8,661	36.3%	$6,355	$12,071	45.3%	$8,307

Gross profit percentages:
Fresh products	9.7%		9.0%	7.1%		6.6%
Processed products	32.5%		23.1%	28.6%		16.5%
Consolidated	12.8%		10.6%	10.2%		7.7%
     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $2.3 million, or 36.3%, and $3.8 million, or 45.3%, for the second quarter and first six months of fiscal 2006 when compared to the same periods for fiscal 2005. These increases were primarily attributable to improvements in both our fresh products and processed products segments.
     For the second quarter and first six months of fiscal 2006, as compared to the same prior year period, gross margins related to our fresh products segment increased. Such increases were primarily driven by a significant increase in pounds of California fruit sold. For the second quarter and first six months of fiscal 2006, we experienced a 110.4% and 96.9% increase in fruit sold. This had the effect of decreasing our per pound production costs, which, as a result, positively impacted gross margins. The resulting higher gross margins for California avocados were partially offset, however, by decreases in Mexican and Chilean sourced fruit and the lower gross margins resulting therefrom. For the second quarter and first six months of fiscal 2006, the volume of Chilean fruit decreased 100% and 59.9%, and the volume of Mexican fruit decreased 30.1% for the second quarter 2006 when compared to the same prior year period. Additionally, we also experienced an increase in Mexican fruit costs. Collectively, these items contributed to a higher per pound cost, which negatively affected gross margins.
     The processed products gross profit percentages for the second quarter and first six months of fiscal 2006, increased primarily as a result of lower fruit costs and increases in total pounds produced, which had the effect of reducing our per pound costs. We anticipate that the gross profit percentage for our processed product segment will continue to experience significant fluctuations during the next fiscal quarter primarily due to the uncertainty of the cost of fruit that will be used in the production process.

Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2006	Change	2005	2006	Change	2005
Selling, general and administrative	$5,063	17.6%	$4,307	$9,507	7.8%	$8,820
Percentage of net sales	7.5%		7.2%	8.1%		8.2%
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.8 million, or 17.6%, for the three months ended April 30, 2006, when compared to the same period for fiscal 2005. This increase was primarily related to higher corporate costs, including, but not limited to, costs related to implementing provisions required under section 404 of the Sarbanes-Oxley Act (totaling approximately $0.5 million), an increase in employee compensation expenses (totaling approximately $0.2 million) and an increase in stock based compensation (totaling approximately $0.1 million). For the first six months ended April 30, 2006, when compared to the same prior year period, selling, general and administrative expenses increased by $0.7 million, or 7.8%. This increase was primarily related to higher corporate costs, including, but not limited to, an increase in employee compensation expenses (totaling approximately $0.2 million), an increase in stock based compensation (totaling approximately $0.2 million), an increase in auditing fees (totaling approximately $0.1 million) and an increase in rent expense related to our corporate office (totaling approximately $0.1 million).
Other Income, net

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2006	Change	2005	2006	Change	2005
Other income, net	$10	(99.5)%	$1,909	$(65)	(103.3)%	$1,991
Percentage of net sales	0.0%		3.2%	0.1%		1.8%
     Other income, net, includes interest income and expense generated in connection with our financing and operating activities, as well as certain other transactions that are outside of the course of normal operations. For the three and six months ended April 30, 2005, other income, net, includes the gain on the sale of our corporate facility totaling approximately $1.7 million.
Provision for Income Taxes

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2006	Change	2005	2006	Change	2005
Provision for income taxes	$1,419	(4.8)%	$1,490	$975	74.7%	$558
Percentage of income before provision for income taxes	39.3%		37.7%	39.0%		37.8%
     For the first six months of fiscal 2006, our provision for income taxes was $1.0 million, as compared to $0.6 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 39.0% during fiscal 2006. Such increase from the prior year is primarily related to changes in our foreign tax rate.

Liquidity and Capital Resources
     Cash provided by operating activities was $3.3 million for the six months ended April 30, 2006, compared to $3.2 million for the similar period in fiscal 2005. Operating cash flows for the six months ended April 30, 2006 reflect our net income of $1.5 million, net non-cash charges (depreciation and amortization, stock compensation expense and provision for losses on accounts receivable) of $1.3 million and a net increase in the noncash components of our working capital of approximately $0.5 million.
     These working capital increases include an increase in payable to growers of $8.7 million, an increase in trade accounts payable and accrued expenses of $1.8 million, a decrease in income tax receivable of $1.0 million, and a decrease in advances to suppliers of $0.9 million, partially offset by an increase in accounts receivable of $10.9 million, an increase in prepaid expenses and other current assets of $0.5 million, and an increase in inventory of $0.5 million.
     The increase in our accounts receivable balance, as of April 30, 2006, when compared to October 31, 2005, primarily reflects higher sales recorded in the month of April 2006, as compared to October 2005. The increase in payable to our growers primarily reflects an increase in fruit delivered in the month of April 2006, as compared to October 2005. Similar to the increase in payable to growers, the increase in inventory is also primarily related to an increase in fruit delivered in the month of April 2006, as compared to October 2005, but was partially offset by a decrease in finished processed foods, primarily driven by sales exceeding production during such time period. The decrease in income tax receivable primarily relates to income from operations through the six months ended April 30, 2006. The decrease in advances to suppliers is primarily related to less outstanding advances to foreign avocado suppliers as of April 30, 2006 as compared to October 31, 2005.
     Cash used in investing activities was $1.8 million for the six months ended April 30, 2006 and related principally to the purchase of property, plant and equipment items.
     Cash used in financing activities was $2.4 million for the six months ended April 30, 2006, which related principally to the payment of a $4.6 million dividend and the retirement of common stock of $1.2 million. Such payments were partially offset, however, by $2.9 million of borrowings from our lines of credit.
     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of April 30, 2006 and October 31, 2005 totaled $0.3 million and $1.1 million. Our working capital at April 30, 2006 was $16.8 million, compared to $17.6 million at October 31, 2005. The overall working capital decrease primarily reflects increases in our payable to growers and accrued expense balances, partially offset by an increase in our accounts receivable balance.
     We continue to have success with our ProRipeVIP™ avocado ripening program. This proprietary program allows us to deliver avocados with varying degrees of ripeness to our customers. In conjunction with such program, we intend to not only invest in additional Aweta AFS (acoustic firmness sensor) technology and equipment, but also expand our refrigeration and storage capabilities. Total estimated capital required related to our current expansion plans totals approximately $2.6 million. We are currently negotiating long-term financing for substantially all of the capital required. No assurances can be provided, however, that such financing will be available at favorable terms, if any at all.
     We believe that cash flows from operations, available credit facilities, and expected long-term credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. We have two short-term, non-collateralized, revolving credit facilities. These credit facilities expire in February 2007 and April 2008 and are with separate banks. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $24 million, with a weighted-average interest rate of 5.8% and 4.8% at April 30, 2006 and October 31, 2005. Under these credit facilities, we had $4.4 million and $1.4 million outstanding as of April 30, 2006 and October 31, 2005. The credit facilities contain various financial covenants with which we were in compliance at April 30, 2006. The most significant financial covenants relate to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined) requirements.
Impact of Recently Issued Accounting Pronouncements
     See footnote 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents, accounts receivable, notes receivable from shareholders, payable to growers, accounts payable, current borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of April 30, 2006.

	Expected maturity date April 30,
(All amounts in thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$287	$—	$—	$—	$—	$—	$287	$287
Accounts receivable (1)	30,162	—	—	—	—	—	30,162	30,162
Notes receivable from shareholders (2)	—	2,461	—	—	—	—	2,461	2,328

Liabilities
Payable to growers (1)	$10,428	$—	$—	$—	$—	$—	$10,428	$10,428
Accounts payable (1)	1,742	—	—	—	—	—	1,742	1,742
Current borrowings pursuant to credit facilities (1)	4,354	—	—	—	—	—	4,354	4,354
Fixed-rate long-term obligations (3)	1,309	1,308	1,307	1,300	1,300	6,500	13,024	12,197

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Notes receivable from shareholders bear interest at 7.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 10.00%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $42,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 3.3% to 8.2% with a weighted-average interest rate of 5.7%. We believe that loans with a similar risk profile would currently yield a return of 7.2%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $511,000.
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
          There were no substantial changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results from operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On April 26, 2006, we held the annual meeting of shareholders of Calavo Growers, Inc. at 15765 W. Telegraph Road, Santa Paula, California, 93060. At the meeting, the holders of our outstanding common stock acted on the following matters:
(1)	The shareholders voted on a cumulative basis for 13 directors, each to serve for a term of one year. Each nominee received the following votes:

	Votes	Votes
(i) Name of Nominee	For	Withheld

Lecil E. Cole	27,999,970	94,494
George H. Barnes	7,044,975	164,707
Michael D. Hause	7,438,537	98,918
Donald M. Sanders	10,790,806	87,967
Fred J. Ferrazzano	7,584,770	77,135
Alva V. Snider	8,411,511	181,264
Scott Van Der Kar	9,201,499	111,526
J. Link Leavens	12,434,856	125,727
Dorcas H. McFarlane	8,725,542	133,756
John M. Hunt	8,767,676	110,995
Egidio Carbone, Jr.	6,981,217	95,862
Harold Edwards	19,971,944	118,638
Alan Van Wagner	7,504,004	84,222
(2)	The shareholders voted for the ratification of the appointment of Deloitte & Touche LLP as our independent accountants for fiscal 2006. Votes cast were as follows:

For	11,065,563
Against	3,438
Abstain	34,271
ITEM 5. OTHER INFORMATION
     During the second quarter ended April 30, 2006, Lecil Cole’s based salary increased $40,000, from $350,000 to $390,000. In conjunction with such salary increase, however, Mr. Cole will no longer receive director compensation. The difference between Mr. Cole’s salary increase and director compensation is insignificant.

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

Calavo Growers, Inc. (Registrant)

Date: June 8, 2006	By	/s/ Lecil E. Cole

Lecil E. Cole
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Date: June 8, 2006	By	/s/ Arthur J. Bruno

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