Form 10-Q
period 2006-07-31
CALAVO GROWERS INC
filed 2006-09-11
CIK 1133470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Registrant’s number of shares of common stock outstanding as of July 31, 2006 was 14,291,833

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

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	July 31,	October 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$107	$1,133
Accounts receivable, net of allowances of $2,327 (2006) and $2,688 (2005)	30,749	19,253
Inventories, net	10,743	10,096
Prepaid expenses and other current assets	5,113	5,879
Advances to suppliers	161	1,141
Income tax receivable	—	893
Deferred income taxes	2,651	2,651

Total current assets	49,524	41,046
Property, plant, and equipment, net	18,651	16,897
Investment in Limoneira	35,954	45,634
Goodwill	3,591	3,591
Other assets	2,335	1,314

	$110,055	$108,482

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$12,540	$1,753
Trade accounts payable	3,203	1,892
Accrued expenses	12,046	12,482
Income tax payable	823	—
Short-term borrowings	1,753	1,424
Dividend payable	—	4,564
Current portion of long-term obligations	1,308	1,313

Total current liabilities	31,673	23,428
Long-term liabilities:
Long-term obligations, less current portion	10,412	11,719
Deferred income taxes	4,750	8,589

Total long-term liabilities	15,162	20,308
Commitments and contingencies Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,292 (2006) and 14,362 (2005) issued and outstanding	14	14
Additional paid-in capital	36,899	37,240
Notes receivable from shareholders	(2,430)	(2,636)
Accumulated other comprehensive income	7,545	13,386
Retained earnings	21,192	16,742

Total shareholders’ equity	63,220	64,746

	$110,055	$108,482

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2006	2005	2006	2005
Net sales	$78,954	$88,699	$197,030	$196,576
Cost of sales	68,738	79,505	174,743	179,075

Gross margin	10,216	9,194	22,287	17,501
Selling, general and administrative	5,284	4,825	14,791	13,645

Operating income	4,932	4,369	7,496	3,856
Other income (expense), net	(136)	153	(201)	2,144

Income before provision for income taxes	4,796	4,522	7,295	6,000
Provision for income taxes	1,870	1,603	2,845	2,161

Net income	$2,926	$2,919	$4,450	$3,839

Net income per share:
Basic	$0.20	$0.21	$0.31	$0.28

Diluted	$0.20	$0.21	$0.31	$0.28

Number of shares used in per share computation:
Basic	14,292	14,171	14,308	13,729

Diluted	14,351	14,237	14,365	13,796

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended		Nine months ended
	July 31,		July 31,
	2006	2005	2006	2005
Net income	$2,926	$2,919	$4,450	$3,839

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	(5,531)	17,517	(9,680)	17,517
Income tax (expense) benefit related to items of other comprehensive income (loss)	2,194	(6,919)	3,839	(6,919)

Other comprehensive income (loss), net of tax	(3,337)	10,598	(5,841)	10,598

Comprehensive income (loss)	$(411)	$13,517	$(1,391)	$14,437

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended July 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$4,450	$3,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,554	2,223
Gain on sale of building	—	(1,725)
Stock based compensation	549	38
Provision for losses on accounts receivable	44	400
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(11,540)	(12,964)
Inventories, net	(647)	(4,118)
Prepaid expenses and other assets	(344)	643
Advances to suppliers	980	12
Income taxes receivable	953	803
Payable to growers	10,787	12,241
Trade accounts payable and accrued expenses	349	2,382
Income taxes payable	823	200

Net cash provided by operating activities	7,958	3,974
Cash Flows from Investing Activities:
Purchase of Limoneira stock	—	(13,450)
Proceeds received from sale of building	—	3,383
Acquisitions of and deposits on property, plant, and equipment	(2,693)	(1,436)

Net cash used in investing activities	(2,693)	(11,503)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(4,564)	(4,052)
Proceeds from (payments on) short-term borrowings, net	329	(1,133)
Proceeds from issuance of long-term debt	—	13,000
Exercise of stock options	250	60
Retirement of common stock	(1,200)	—
Collection on notes receivable from shareholders	206	225
Payments on long-term obligations	(1,312)	(21)

Net cash provided by (used in) financing activities	(6,291)	8,079

Net increase (decrease) in cash and cash equivalents	(1,026)	550
Cash and cash equivalents, beginning of period	1,133	636

Cash and cash equivalents, end of period	$107	$1,186

Supplemental Information -
Cash paid during the period for:
Interest	$804	$179

Income taxes	$1,032	$863

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$60	$23

Construction in progress included in trade accounts payable	$526	$—

Issuance of our common stock in Limoneira transaction	$—	$10,000

Unrealized holding gains (losses)	$(9,680)	$17,517

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
Recent Accounting Standards
     In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material impact on its financial position or results of operations.
     In May 2005, the FASB issued Statement of Financial Accounting Standard (SFAS) 154, Accounting changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 as of the beginning of fiscal 2007 and do not expect that the adoption of SFAS No. 154 will have a material impact on our financial condition of results of operations.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt SFAS No. 155 on November 1, 2006 and do not expect that the adoption will have a material impact on our financial position or results of operations.
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. We will adopt FIN 48 no later than November 1, 2007. We are currently assessing the impact the adoption of FIN 48 will have on our financial position and results of operations.
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
     During the three and nine month periods ended July 31, 2005, we recognized $13,000 and $38,000 of compensation expense with respect to stock option awards pursuant to APB 25, which was charged to the consolidated statement of operations. For the three and nine months ended July 31, 2005, had stock-based compensation been accounted for based on the estimated grant date fair values, as defined by SFAS No. 123, the Company’s net income and net income per share would have been the following pro forma amounts (in thousands, except per share amounts):

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended	Nine months ended
	July 31, 2005	July 31, 2005
Net Income:
As reported	$2,919	$3,839
Add: Total stock-based compensation expense determined under APB 25 and related interpretations, net of tax effects	8	24
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of tax effects	(8)	(24)

Pro forma	$2,919	$3,839

Net income per share, as reported:
Basic	$0.21	$0.28
Diluted	$0.21	$0.28
Net income per share, pro forma:
Basic	$0.21	$0.28
Diluted	$0.21	$0.28
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
     In April 2006, the price of our common stock reached $11/per share. Therefore, all 400,000 options related to our stock option grant that took place in August 2005 vested in August 2006 (for those persons still employed). The achievement of this market condition resulted in a decrease in the initial, estimated derived service period. As a result, we recorded total stock-based compensation expense related to this stock option grant of $312,000 and $507,000 during the three and nine month periods ended July 31, 2006. The final compensation expense charge was $104,000 for the month of August 2006 related to this stock option grant. During the three and nine months ended July 31, 2006, we recognized total stock-based compensation expense of $323,000 and $549,000 for stock options in our consolidated statement of operations.
     The value of each option award is estimated using the Black-Scholes-Merton or lattice-based option valuation models, which primarily consider the following assumptions: (1) expected volatility, (2) expected dividends, (3) expected term and (4) risk-free rate. Such models also consider the intrinsic value in the estimation of fair value of the option award. Forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
     There were no options granted during the three and nine months periods ended July 31, 2006 and July 31, 2005.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
     The Black-Scholes-Merton and binomial option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because options held by our directors and employees have characteristics significantly different from those of traded options, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of these options.
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

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
	(All amounts are presented in thousands)
Nine months ended July 31, 2006
Net sales	$177,035	$31,916	$(11,921)	$197,030
Cost of sales	162,527	24,137	(11,921)	174,743

Gross margin	$14,508	$7,779	—	$22,287

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
	(All amounts are presented in thousands)
Nine months ended July 31, 2005
Net sales	$187,321	$25,645	$(16,390)	$196,576
Cost of sales	173,147	22,418	(16,390)	179,075

Gross margin	$14,174	$3,327	—	$17,501

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
	(All amounts are presented in thousands)
Three months ended July 31, 2006
Net sales	$70,071	$11,924	$(3,041)	$78,954
Cost of sales	62,744	9,035	(3,041)	68,738

Gross margin	$7,327	$2,889	—	$10,216

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
	(All amounts are presented in thousands)
Three months ended July 31, 2005
Net sales	$84,738	$10,188	$(6,227)	$88,699
Cost of sales	76,833	8,899	(6,227)	79,505

Gross margin	$7,905	$1,289	—	$9,194

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
     The following table sets forth sales by product category, by segment (in thousands):

	Nine months ended July 31, 2006			Nine months ended July 31, 2005
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
California avocados	$96,429	$—	$96,429	$84,775	$—	$84,775
Imported avocados	39,919	—	39,919	56,072	—	56,072
Papayas	3,705	—	3,705	5,040	—	5,040
Specialties and Tropicals	7,315	—	7,315	11,580	—	11,580
Processed — food service	—	24,923	24,923	—	20,527	20,527
Processed — retail and club	—	7,840	7,840	—	4,856	4,856

Total fruit and product sales to third-parties	147,368	32,763	180,131	157,467	25,383	182,850
Freight and other charges	22,306	464	22,770	18,423	134	18,557

Total third-party sales	169,674	33,227	202,901	175,890	25,517	201,407
Less sales incentives	(49)	(5,822)	(5,871)	(83)	(4,748)	(4,831)

Total net sales to third-parties	169,625	27,405	197,030	175,807	20,769	196,576
Intercompany sales	7,410	4,511	11,921	11,514	4,876	16,390

Net sales before eliminations	$177,035	$31,916	208,951	$187,321	$25,645	212,966

Intercompany sales eliminations			(11,921)			(16,390)

Consolidated net sales			$197,030			$196,576

	Three months ended July 31, 2006			Three months ended July 31, 2005
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
California avocados	$51,722	$—	$51,722	$54,700	$—	$54,700
Imported avocados	4,919	—	4,919	14,036	—	14,036
Papayas	1,114	—	1,114	1,617	—	1,617
Specialties and Tropicals	2,273	—	2,273	3,096	—	3,096
Processed — food service	—	9,224	9,224	—	7,773	7,773
Processed — retail and club	—	3,163	3,163	—	2,116	2,116

Total fruit and product sales to third-parties	60,028	12,387	72,415	73,449	9,889	83,338
Freight and other charges	8,633	178	8,811	6,887	116	7,003

Total third-party sales	68,661	12,565	81,226	80,336	10,005	90,341
Less sales incentives	(9)	(2,263)	(2,272)	(42)	(1,600)	(1,642)

Total net sales to third-parties	68,652	10,302	78,954	80,294	8,405	88,699
Intercompany sales	1,419	1,622	3,041	4,444	1,783	6,227

Net sales before eliminations	$70,071	$11,924	81,995	$84,738	$10,188	94,926

Intercompany sales eliminations			(3,041)			(6,227)

Consolidated net sales			$78,954			$88,699

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
3. Inventories
     Inventories consist of the following (in thousands):

	July 31,	October 31,
	2006	2005
Fresh fruit	$5,298	$3,525
Packing supplies and ingredients	2,406	2,015
Finished processed foods	3,039	4,556

	$10,743	$10,096

     During the three and nine month periods ended July 31, 2006 and 2005, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.
4. Related party transactions
     We sell papayas obtained from an entity owned by our Chairman of the Board of Directors, Chief Executive Officer and President. Sales of papayas procured from the related entity amounted to approximately $3,705,000, and $5,040,000 for the nine months ended July 31, 2006 and 2005, resulting in gross margins of approximately $311,000 and $424,000. Sales of papayas procured from the related entity amounted to approximately $1,114,000, and $1,617,000 for the three months ended July 31, 2006 and 2005, resulting in gross margins of approximately $108,000 and $175,000. Included in accrued liabilities are approximately $301,000 and $79,000 at July 31, 2006 and October 31, 2005 due to this entity.
     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the nine months ended July 31, 2006 and 2005, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $12.4 million and $6.3 million. During the three months ended July 31, 2006 and 2005, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $6.2 million and $4.2 million.
5. Other assets
     Included in other assets in the accompanying consolidated condensed financial statements are the following intangible assets: customer-related intangibles of $590,000 (accumulated amortization of $295,000 at July 31, 2006), brand name intangibles of $275,000 and other identified intangibles totaling $2,000 (accumulated amortization of $2,000 at July 31, 2006). The customer-related intangibles are being amortized over five years. The other identified intangibles are fully amortized as of July 31, 2006. The intangible asset related to the brand name currently has an indefinite remaining useful life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $29,000 for the remainder of fiscal 2006 and approximately $118,000 per annum for fiscal 2007 through fiscal 2008, with the remaining amortization expense of approximately $30,000 recorded in fiscal 2009.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
6. Stock-Based Compensation
     In November 2001, our Board of Directors approved two stock-based compensation plans.
The Directors Stock Option Plan
     Participation in the directors stock option plan is limited to members of our Board of Directors. The plan makes available to the Board of Directors, or a plan administrator, the right to grant options to purchase up to 3,000,000 shares of common stock. In connection with the adoption of the plan, the Board of Directors approved an award of fully vested options to purchase 1,240,000 shares of common stock at an exercise price of $5.00 per share. We anticipate terminating this plan during the fourth quarter of fiscal 2006. Outstanding options would not be impacted by such termination.
     In January 2002, members of our Board of Directors elected to exercise options to purchase approximately 1,005,000 shares of common stock. The exercise price was paid by delivery of full-recourse promissory notes with a face value of $4,789,000 and by cash payments of approximately $236,000. These notes and the related security agreements provide, among other things, that each director pledge as collateral the shares acquired upon exercise of the stock option, as well as additional shares of common stock held by the directors with a value equal to 10% of the loan amount, if the exercise price was paid by means of a full-recourse note. The notes, which bear interest at 7% per annum, provide for annual interest payments with a final principal payment due March 1, 2007. Directors will be allowed to withdraw shares from the pledged pool of common stock prior to repayment of their notes, as long as the fair value of the remaining pledged shares is at least equal to 120% of the outstanding note balance. The notes have been presented as a reduction of shareholders’ equity as of July 31, 2006 and October 31, 2005.
     In December 2003, our Board of Directors approved the issuance of options to acquire a total of 50,000 shares of our common stock to two members of our Board of Directors. Each option to acquire 25,000 shares vests in substantially equal installments over a three-year period, has an exercise price of $7.00 per share, and has a term of five years from the grant date. The market price of our common stock at the grant date was $10.01. In December 2005, the related stock option agreements were modified to shorten the option terms, as defined. Such modifications were contemplated primarily as a result of Section 409A of the tax code. During the three months ended July 31, 2006 and 2005, we recognized approximately $13,000 of compensation expense with respect to these stock option awards. During the nine months ended July 31, 2006 and 2005, we recognized approximately $38,000 of compensation expense with respect to these stock option awards.
     A summary of stock option activity follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2005	100	$6.00
Exercised	(50)	$5.00

Outstanding at July 31, 2006	50	$7.00	$147

Exercisable at July 31, 2006	34	$7.00	$100

     The weighted average remaining life of such outstanding options is 2.39 years and the total intrinsic value of options exercised during the nine months ended July 31, 2006 was $0.1 million. At July 31, 2006, the total unrecognized compensation cost related to such unvested stock options awards was approximately $21,000, which is expected to be recognized over the remaining period of five months. The total fair value of shares vested during the nine months ended July 31, 2006 was approximately $50,000.

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
     The purchase price was paid by delivery of full-recourse promissory notes with a face value of $1,352,000 and by cash payments of approximately $600,000. These notes and the related security agreements provide, among other things, that each employee pledge as collateral the shares acquired. The notes, which bear interest at 7% per annum, provide for annual interest and principal payments for a period of two to four years. As of July 31, 2006, all outstanding note balances have been paid in full.
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
     In August 2005, our Board of Directors approved the issuance of options to acquire a total of 400,000 shares of our common stock to various employees of the Company. As discussed in footnote 1, these options vested in August 2006. See footnote 1 for further explanation. These options have an exercise price of $9.10 per share and a term of 5 years from the grant date. The market price of our common stock at the grant date was $9.10. During the nine months ended July 31, 2006, 9,000 options have been forfeited, and the total intrinsic value of options outstanding was $0.3 million.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
7. Joint Venture in Maui Fresh International, LLC
     During the third quarter of fiscal 2006, we entered into a joint venture agreement with San Rafael Distributing (SRD) for the purpose of the wholesale marketing, sale and distribution of fresh produce from the existing location of SRD at the Los Angeles Wholesale Produce Market (Terminal Market), located in Los Angeles, California. Such joint venture operates under the name of Maui Fresh International, LLC (Maui Fresh) and commenced operations in August 2006. SRD and Calavo each have an equal one-half ownership interest in Maui Fresh, but SRD shall have overall management responsibility for the operations of Maui Fresh at the Terminal Market. Therefore, pursuant to APB 18 and EITF 03-16, we believe that our level of economic influence is that of “significant.” As such, we will use the equity method to account for our investment.
     Contributions of Calavo to Maui Fresh included the following: (1) the licensing of certain trademarks to Maui Fresh, (2) the transfer and assignment of its existing customer accounts at the Terminal Market to Maui Fresh, (3) to provide sufficient staffing, as defined, and (4) to deposit the sum of approximately $0.2 million to provide for the initial working capital for Maui Fresh.
     Contributions of SRD to Maui Fresh included the following: (1) to transfer all property owned by SRD and located on the Terminal Market premises to Maui Fresh, (2) transfer all existing customer accounts at the Terminal Market to Maui Fresh, (3) SRD has overall management responsibility for the operations of Maui Fresh at the Terminal Market, and (4) to provide certain staffing, as defined.
     Commencing on the first anniversary of this agreement and continuing thereafter during the term of the agreement, Calavo shall have the unconditional right, but not the obligation, to purchase the one-half interest in Maui Fresh owned by SRD at a purchase price to be determined pursuant to the agreement. The term of the agreement is for five years, which may be extended, or terminated early, as defined.
8. Other events
Dividend payment
     In January 2006, we paid a $0.32 per share dividend in the aggregate amount of $4.6 million to shareholders of record on December 15, 2005. In January 2005, we paid a $0.30 per share dividend in the aggregate amount of $4,052,000 to shareholders of record on November 15, 2004.
Grower Development Program
     Pursuant to our Grower Development Program, whereby funds can be advanced to growers in exchange for their commitment to deliver a minimum volume of avocados on an annual basis, which generally extends over a multi-year period (i.e. 10 years), we advanced approximately $1.2 million during the nine months of fiscal 2006. We expect to advance an additional $2.0 million, via debt restructuring, in October 2006. Advances are not repaid and are amortized to cost of goods sold over the term of the related agreement. Amortization related to the advances described above are not expected to commence until October 2006.
Contingencies
     We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000. During the first quarter of fiscal 2005, we received an assessment totaling approximately $2.0 million from Hacienda related to the amount of income at our Mexican subsidiary. Based primarily on discussions with legal counsel and the evaluation of our claim, we believe that Hacienda’s position has no merit and that the Company will prevail. Accordingly, no amounts have been provided in the financial statements as of July 31, 2006. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to this assessment.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
     We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Management Incentive Plan
     Pursuant to our 2006 Management Incentive Plan Program (the “MIP Program”), we recorded approximately $0.5 million of compensation expense during the nine months ended July 31, 2006. Amounts accrued pursuant to our MIP Program are not expected to be paid until fiscal 2007.
Operating Lease
     In August 2006, we entered into an operating lease agreement with Columbia New Jersey Commodore Industrial, LLC to rent approximately 30,000 square feet of building space in Swedesboro, New Jersey. This lease enables us to not only invest in our ProRipeVIPTM avocado ripening program, but also expand our refrigeration and storage capabilities. The lease has a term of approximately 15 years and includes scheduled rent increases. Pursuant to FTB 85-3, our straight-line rent expense for such lease will approximate $13,000 per month for the duration of such lease.

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
Grower Development Program
     Pursuant to our Grower Development Program, whereby funds can be advanced to growers in exchange for their commitment to deliver a minimum volume of avocados on an annual basis, which generally extends over a multi-year period (i.e. 10 years), we advanced approximately $1.2 million during the nine months of fiscal 2006. We expect to advance an additional $2.0 million, via debt restructuring, in October 2006. Advances are not repaid and are amortized to cost of goods sold over the term of the related agreement. Amortization related to the advances described above are not expected to commence until October 2006.
Contingencies
     We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000. During the first quarter of fiscal 2005, we received an assessment totaling approximately $2.0 million from Hacienda related to the amount of income at our Mexican subsidiary. Based primarily on discussions with legal counsel and the evaluation of our claim, we believe that Hacienda’s position has no merit and that the Company will prevail. Accordingly, no amounts have been provided in the financial statements as of July 31, 2006. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to this assessment.
     We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Management Incentive Plan
     Pursuant to our 2006 Management Incentive Plan Program (the “MIP Program”), we recorded approximately $0.5 million of compensation expense during the nine months ended July 31, 2006. Amounts accrued pursuant to our MIP Program are not expected to be paid until fiscal 2007.
Operating Lease
     In August 2006, we entered into an operating lease agreement with Columbia New Jersey Commodore Industrial, LLC to rent approximately 30,000 square feet of building space in Swedesboro, New Jersey. This lease enables us to not only invest in our ProRipeVIPTM avocado ripening program, but also expand our refrigeration and storage capabilities. The lease has a term of approximately 15 years and includes scheduled rent increases. Pursuant to FTB 85-3, our straight-line rent expense for such lease will approximate $13,000 per month for the duration of such lease.

Joint Venture in Maui Fresh International, LLC
     During the third quarter of fiscal 2006, we entered into a joint venture agreement with San Rafael Distributing (SRD) for the purpose of the wholesale marketing, sale and distribution of fresh produce from the existing location of SRD at the Los Angeles Wholesale Produce Market (Terminal Market), located in Los Angeles, California. Such joint venture operates under the name of Maui Fresh International, LLC (Maui Fresh) and commenced operations in August 2006. SRD and Calavo each have an equal one-half ownership interest in Maui Fresh, but SRD shall have overall management responsibility for the operations of Maui Fresh at the Terminal Market. Therefore, pursuant to APB 18 and EITF 03-16, we believe that our level of economic influence is that of “significant.” As such, we will use the equity method to account for our investment.
     Contributions of Calavo to Maui Fresh included the following: (1) the licensing of certain trademarks to Maui Fresh, (2) the transfer and assignment of its existing customer accounts at the Terminal Market to Maui Fresh, (3) to provide sufficient staffing, as defined, and (4) to deposit the sum of approximately $0.2 million to provide for the initial working capital for Maui Fresh.
     Contributions of SRD to Maui Fresh included the following: (1) to transfer all property owned by SRD and located on the Terminal Market premises to Maui Fresh, (2) transfer all existing customer accounts at the Terminal Market to Maui Fresh, (3) SRD has overall management responsibility for the operations of Maui Fresh at the Terminal Market, and (4) to provide certain staffing, as defined.
     Commencing on the first anniversary of this agreement and continuing thereafter during the term of the agreement, Calavo shall have the unconditional right, but not the obligation, to purchase the one-half interest in Maui Fresh owned by SRD at a purchase price to be determined pursuant to the agreement. The term of the agreement is for five years, which may be extended, or terminated early, as defined.

Net Sales
     The following table summarizes our net sales by business segment for each of the three and nine month periods ended July 31, 2006 and 2005:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2006	Change	2005	2006	Change	2005
Net sales to third-parties:
Fresh products	$68,652	(14.5)%	$80,294	$169,625	(3.5)%	$175,807
Processed products	10,302	22.6%	8,405	27,405	32.0%	20,769

Total net sales	$78,954	(11.0)%	$88,699	$197,030	0.2%	$196,576

As a percentage of net sales:
Fresh products	87.0%		90.5%	86.1%		89.4%
Processed products	13.0%		9.5%	13.9%		10.6%

	100.0%		100.0%	100.0%		100.0%

     Net sales for the third quarter of fiscal 2006, compared to fiscal 2005, decreased by $9.7 million, or 11.0%; whereas net sales for the nine months ended July 31, 2006, compared to fiscal 2005, increased by $0.5 million, or 0.2%. The decrease in fresh product sales during the third quarter of fiscal 2006 was primarily related to decreased sales in Mexican sourced avocados. The decrease in fresh product sales during the nine months ended July 31, 2006 was primarily driven by decreased sales related to Chilean, The Dominican Republic, and Mexican sourced avocados, partially offset by increased sales related to avocados sourced from California. While the procurement of fresh avocados related to our fresh products segment is very seasonal, our processed products business is generally not subject to a seasonal effect. For the related three and nine month period, the increase in net sales to third parties delivered by our processed products business was due primarily to an increase in total pounds of product sold.
     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse, Uruapan processing plant and Mexicali processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.
Fresh products
     Net sales delivered by the business decreased by approximately $11.6 million, or 14.5%, for the third quarter of fiscal 2006, when compared to the same period for fiscal 2005. This decrease is primarily related to a decrease in sales of Mexican grown avocados in the U.S., Japanese, and/or European marketplace, as well as a decrease in papaya sales in the U.S marketplace. The volume of Mexican fruit sold decreased by approximately 9.2 million pounds, or 61.5%, when compared to the same prior year period. This decrease was primarily in the U.S. marketplace and was primarily related to the large California avocado crop discussed below. There was no significant difference in the average selling price, on a per carton basis, of Mexican avocados sold when compared to the same prior year period. The volume of papaya fruit sold decreased by approximately 0.8 million pounds, or 116.2%, when compared to the same prior year period. This decrease was primarily related to adverse weather conditions negatively affecting the current year’s papaya crop. Such decrease, however, was partially offset by an increase in average selling prices of papayas, on a per carton basis, which increased approximately 40.2% when compared to the same prior year period. We attribute some of this increase in average selling prices to significantly fewer pounds sold in the U.S. marketplace.
     The decreased sales related to Mexican sourced fruit discussed above for the third quarter of fiscal 2006, when compared to the same period for fiscal 2005, was partially offset by an increase in sales related to avocados sourced from California. California avocados sales reflect a reduction in average selling prices, partially offset by a 60.4% increase in pounds of avocados sold, when compared to the same prior year period. The increase in pounds is consistent with the expected increase in the overall harvest of the California avocado crop for the 2005/2006 season. Our market share of California avocados remained fairly stable at 34.4% in the third quarter of fiscal 2006, when compared to a 35.2% market share for the same prior year period. Average selling prices, on a per carton basis, for

California avocados for the third quarter of fiscal 2006 were 42.1% lower when compared to the same prior year period. We attribute some of this decrease in average selling prices to significantly more pounds sold in the U.S. marketplace, as well as a 6.1% increase in the sale of grade two Hass avocados when compared to the same prior year period. Grade two Hass avocados generally sell for significantly less than grade one Hass avocados.
     Net sales decreased by approximately $6.2 million, or 3.5%, for the nine months ended July 31, 2006, when compared to the same period for fiscal 2005. This decrease is primarily related to a decrease in sales of Mexican and Chilean grown avocados in the U.S., Japanese, and/or European marketplace. The volume of Mexican fruit sold decreased by approximately 7.5 million pounds, or 14.4%, when compared to the same prior year period. This decrease was primarily in the U.S. marketplace and was primarily related to the large California avocado crop discussed below. The volume of Chilean fruit sold decreased by approximately 10.4 million pounds, or 59.9%, when compared to the same prior year period. This decrease is primarily related to the size of the Chilean avocado crop, as well as the timing of the delivery to the United States. There was no significant difference in the average selling price, on a per carton basis, of Mexican avocados sold when compared to the same prior year period.
     The decreased sales related to non-California sourced fruit discussed above for the nine months ended July 31, 2006, when compared to the same period for fiscal 2005, was partially offset by an increase in sales related to avocados sourced from California. California avocados sales reflect a 53.9% increase in pounds of avocados sold, partially offset by lower average selling prices, when compared to the same prior year period. The increase in pounds is consistent with the expected increase in the overall harvest of the California avocado crop for the 2005/2006 season. Our market share of California avocados increased to 34.4% for the first nine months of fiscal 2006, when compared to a 33.0% market share for the same prior year period. Average selling prices, on a per carton basis, for California avocados for the first nine months of fiscal 2006 were 26.8% lower when compared to the same prior year period. We attribute some of this decrease in average selling prices to significantly more pounds sold in the U.S. marketplace, as well as a 7.5% increase in the sale of grade two Hass avocados when compared to the same prior year period.
     We anticipate that California avocado sales will experience a seasonal decrease during the fourth fiscal quarter of 2006, as compared to the third fiscal quarter of 2006. We anticipate that net sales related to non-California sourced fruit will gradually increase during the fourth fiscal quarter of 2006, as compared to the third fiscal quarter of 2006. This is consistent with the cyclical nature of the availability of foreign sourced avocados in the U.S. marketplace, as well as the seasonal nature of the California avocado crop.
Processed products
     For the quarter ended July 31, 2006, when compared to the same period for fiscal 2005, sales to third-party customers increased by approximately $1.9 million, or 22.6%. This increase is primarily related to a 25.6% increase in total pounds sold. Our average net selling prices remained fairly consistent during the second quarter ended July 31, 2006 when compared to the same prior year period.
     For the first nine months of fiscal 2006, when compared to the same period for fiscal 2005, sales to third-party customers increased by approximately $6.6 million, or 32.0%. This increase is primarily related to a 33.8% increase in total pounds sold, as our ultra high pressure products have experienced widespread acceptance in both the retail and foodservice sectors. Our average net selling prices remained fairly consistent during the first nine months ended July 31, 2006 when compared to the same prior year period.
     Our ultra high pressure products continue to experience solid demand. During the third quarter ended July 31, 2006, sales of high pressure product totaled approximately $4.1 million, as compared to $2.6 million for the same prior year period. We believe that the introduction of these fresh guacamole products will, in the long-term, successfully address a growing market segment.

Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and nine month periods ended July 31, 2006 and 2005:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2006	Change	2005	2006	Change	2005
Gross margins:
Fresh products	$7,327	(7.3)%	$7,905	$14,508	2.4%	$14,174
Processed products	2,889	124.1%	1,289	7,779	133.8%	3,327

Total gross margins	$10,216	11.1%	$9,194	$22,287	27.3%	$17,501

Gross profit percentages:
Fresh products	10.7%		9.8%	8.6%		8.1%
Processed products	28.0%		15.3%	28.4%		16.0%
Consolidated	12.9%		10.4%	11.3%		8.9%
     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $1.0 million, or 11.1%, and $4.8 million, or 27.3%, for the third quarter and first nine months of fiscal 2006 when compared to the same periods for fiscal 2005. These increases were primarily attributable to improvements in both our fresh products and/or our processed products segments.
     For the third quarter and first nine months of fiscal 2006, as compared to the same prior year period, gross margin percentage, related to our fresh products segment, increased. Such increases were primarily driven by a significant increase in pounds of California fruit sold. For the third quarter and first nine months of fiscal 2006, we experienced a 60.4% and 53.9% increase in fruit sold. This had the effect of decreasing our per pound production costs, which, as a result, positively impacted gross margins. The resulting higher gross margins for California avocados were partially offset, however, by decreases in Mexican and Chilean sourced fruit and the lower gross margins resulting therefrom. For the first nine months of fiscal 2006, the volume of Chilean fruit decreased 59.9%, and the volume of Mexican fruit decreased 61.5% and 14.4% for the third quarter and nine months of 2006 when compared to the same prior year period. Additionally, we also experienced an increase in Mexican fruit costs. Collectively, these items contributed to a higher per pound cost, which negatively affected gross margins.
     The processed products gross profit percentages for the third quarter and first nine months of fiscal 2006, increased primarily as a result of lower fruit costs and increases in total pounds produced, which had the effect of reducing our per pound costs. We anticipate that the gross profit percentage for our processed product segment will continue to experience significant fluctuations during the next fiscal quarter primarily due to the uncertainty of the cost of fruit that will be used in the production process.

Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2006	Change	2005	2006	Change	2005
Selling, general and administrative	$5,284	9.5%	$4,825	$14,791	8.4%	$13,645
Percentage of net sales	6.7%		5.4%	7.5%		6.9%
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.5 million, or 9.5%, for the three months ended July 31, 2006, when compared to the same period for fiscal 2005. This increase was primarily related to higher corporate costs, including, but not limited to, an increase in employee compensation expenses (totaling approximately $0.3 million) and an increase in stock based compensation (totaling approximately $0.3 million). For the first nine months ended July 31, 2006, when compared to the same prior year period, selling, general and administrative expenses increased by $1.1 million, or 8.4%. This increase was primarily related to higher corporate costs, including, but not limited to, an increase in employee compensation expenses (totaling approximately $0.6 million) and an increase in stock based compensation (totaling approximately $0.5 million).
Other Income (expense), net

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2006	Change	2005	2006	Change	2005
Other income (expense), net	$(136)	(188.9)%	$153	$(201)	(109.4)%	$2,144
Percentage of net sales	(0.2)%		0.2%	(0.1)%		1.1%
     Other income (expense), net, includes interest income and expense generated in connection with our financing and operating activities, as well as certain other transactions that are outside of the course of normal operations. For the three and nine months ended July 31, 2006, other income (expense), net includes dividends from Limoneira totaling $0.2 million and $0.1 million. For the nine months ended July 31, 2005, other income (expense), net, includes the gain on the sale of our corporate facility totaling approximately $1.7 million.
Provision for Income Taxes

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2006	Change	2005	2006	Change	2005
Provision for income taxes	$1,870	16.7%	$1,603	$2,845	31.7%	$2,161
Percentage of income before provision for income taxes	39.0%		35.4%	39.0%		36.0%
For the first nine months of fiscal 2006, our provision for income taxes was $2.8 million, as compared to $2.2 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 39% during fiscal 2006. Such increase from the prior year is primarily related to changes in our foreign tax rate.

Liquidity and Capital Resources
     Cash provided by operating activities was $8.0 million for the nine months ended July 31, 2006, compared to $4.0 million for the similar period in fiscal 2005. Operating cash flows for the nine months ended July 31, 2006 reflect our net income of $4.5 million, net non-cash charges (depreciation and amortization, stock compensation expense and provision for losses on accounts receivable) of $2.1 million and a net increase in the noncash components of our working capital of approximately $1.4 million.
     These working capital increases include an increase in payable to growers of $10.8 million, a decrease in advances to suppliers of $1.0 million, a decrease in income tax receivable of $1.0 million, an increase in income tax payable of $0.8 million, and an increase in trade accounts payable and accrued expenses of $0.4 million, partially offset by an increase in accounts receivable of $11.5 million, an increase in inventory of $0.7 million, and an increase in prepaid expenses and other current assets of $0.4 million.
     The increase in our accounts receivable balance, as of July 31, 2006, when compared to October 31, 2005, primarily reflects higher sales recorded in the month of July 2006, as compared to October 2005. The increase in payable to our growers primarily reflects an increase in fruit delivered in the month of July 2006, as compared to October 2005. Similar to the increase in payable to growers, the increase in inventory is also primarily related to an increase in fruit delivered in the month of July 2006, as compared to October 2005, but was partially offset by a decrease in finished processed foods, primarily driven by sales exceeding production during such time period. The decrease in income tax receivable and the increase in income tax payable primarily relates to income from operations through the nine months ended July 31, 2006. The decrease in advances to suppliers is primarily related to less outstanding advances to foreign avocado suppliers as of July 31, 2006, as compared to October 31, 2005.
     Cash used in investing activities was $2.7 million for the nine months ended July 31, 2006 and related principally to the purchase of property, plant and equipment items.
     Cash used in financing activities was $6.3 million for the nine months ended July 31, 2006, which related principally to the payment of a $4.6 million dividend, our first payment, totaling $1.3 million, related to our term loan agreement for the purchase of the Limoneira stock, and the retirement of common stock of $1.2 million. Such payments were partially offset, however, by $0.3 million of net borrowings from our lines of credit.
     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of July 31, 2006 and October 31, 2005 totaled $0.1 million and $1.1 million. Our working capital at July 31, 2006 was $17.9 million, compared to $17.6 million at October 31, 2005. Overall working capital remained consistent from October 31, 2005.
     We continue to have success with our ProRipeVIP™ avocado ripening program. This proprietary program allows us to deliver avocados with desired degrees of ripeness to our customers. In conjunction with such program, we intend to not only invest in additional Aweta AFS (acoustic firmness sensor) technology and equipment, but also expand our refrigeration and storage capabilities. Total estimated capital required related to our current expansion plans totals approximately $2.8 million. We are currently negotiating long-term financing for substantially all of the capital required. No assurances can be provided, however, that such financing will be available at favorable terms, if any at all.
     We believe that cash flows from operations, available credit facilities, and expected long-term credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. We have two short-term, non-collateralized, revolving credit facilities. These credit facilities expire in February 2007 and April 2008 and are with separate banks. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $24 million, with a weighted-average interest rate of 6.3% and 4.8% at July 31, 2006 and October 31, 2005. Under these credit facilities, we had $1.8 million and $1.4 million outstanding as of July 31, 2006 and October 31, 2005. The credit facilities contain various financial covenants with which we were in compliance at July 31, 2006. The most significant financial covenants relate to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined) requirements.
The following table summarizes contractual obligations pursuant to which we are required to make cash payments (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations (including interest)	$12,403	$9	$4,149	$2,748	$5,497
Payable to growers	12,540	12,540	—	—	—
Short-term borrowings	1,753	1,753	—	—	—
Defined benefit plan	469	14	165	110	180
Operating lease commitments	2,910	272	1,550	414	674

Total	$30,075	$14,588	$5,864	$3,272	$6,351

Impact of Recently Issued Accounting Pronouncements
     See footnote 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents, accounts receivable, notes receivable from shareholders, payable to growers, accounts payable, current borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2006.

(All amounts in thousands)	Expected maturity date July 31,
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$107	$—	$—	$—	$—	$—	$107	$107
Accounts receivable (1)	30,749	—	—	—	—	—	30,749	30,749
Notes receivable from shareholders (2)	—	2,430	—	—	—	—	2,430	2,430
Liabilities
Payable to growers (1)	$12,540	$—	$—	$—	$—	$—	$12,540	$12,540
Accounts payable (1)	3,203	—	—	—	—	—	3,203	3,203
Current borrowings pursuant to credit facilities (1)	1,753	—	—	—	—	—	1,753	1,753
Fixed-rate long-term obligations (3)	9	1,309	1,302	1,300	1,300	6,500	11,720	10,665

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Notes receivable from shareholders bear interest at 7.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 10.50%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $40,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 3.3% to 8.2% with a weighted-average interest rate of 5.7%. We believe that loans with a similar risk profile would currently yield a return of 7.7%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $481,000.
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
     There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results from operations.

ITEM 6. EXHIBITS
10.17	Form of Stock Option Agreement.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)

Date: September 8, 2006	By	/s/ Lecil E. Cole

Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President
(Principal Executive Officer)

Date: September 8, 2006	By	/s/ Arthur J. Bruno

Arthur J. Bruno
Chief Operating Officer, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.17	Form of Stock Option Agreement.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.