Form 10-K
period 2006-10-31
CALAVO GROWERS INC
filed 2007-01-16
CIK 1133470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2006
Commission file number: 000-33385
CALAVO GROWERS, INC.
(Exact name of registrant as specified in its charter)

California	33-0945304
(State of incorporation)	(I.R.S. Employer Identification No.)

1141-A Cummings Road, Santa Paula, CA	93060
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (805) 525-1245
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 Par Value per Share
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
     Yes ☐ No ☑
     Based on the closing price as reported on the Nasdaq National Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $119.4 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of November 30, 2006 was 14,292,833.
Documents Incorporated by Reference
     Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders, which we intend to hold on April 25, 2007, are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2006.

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

PART I
Item 1. Business
General development of the business
     We engage in the procurement and marketing of avocados and other perishable foods and the preparation and distribution of processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. Through our three operating facilities in Southern California, our distribution centers in Texas and New Jersey (our New Jersey facility commenced operations in the first quarter of fiscal 2007), and our two facilities in Mexico, we sort, pack and/or ripen avocados procured in California and Mexico and prepare processed avocado products. Additionally, we procure avocados internationally, principally from Chile and the Dominican Republic, and distribute other perishable foods, such as Hawaiian grown papayas. We currently report our operations in two business segments, (1) fresh products and (2) processed products, down from three business segments disclosed in the prior year. See footnote 11 in our consolidated financial statements for further information about our business segments.
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
     In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan called for the closing of our Santa Paula, California and Mexicali, Baja California Norte processing facilities and the relocation of these operations to a new facility in Uruapan, Michoacan, Mexico. This restructuring has provided for cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The Uruapan facility commenced operations in February 2004 and the Santa Paula and Mexicali facilities were closed in February 2003 and August 2004. We incurred no costs related to this restructuring during fiscal 2006.
     In November 2003, we acquired all the outstanding common shares of Maui Fresh International, Inc. (Maui). Maui distributes a multi-product line of produce through retail, food service and terminal market wholesale channels. Maui has significant operations in Santa Paula, California, Nogales, Arizona, and Hawaii. Maui packs and distributes a diversified line, comprised of more than 20 commodities, including tropical, speciality, and exotic fruits, chilies and hothouse-grown items, as well as other conventional fruits and vegetables.
     In March 2005, we completed the sale of our old corporate headquarters building (located in Santa Ana) for $3.4 million. This transaction resulted in a pre-tax gain on sale of approximately $1.7 million. In conjunction with such sale, we relocated our corporate offices to Santa Paula, California in March 2005. Total expenses related to such relocation approximated $0.4 million.
     In June 2005, in order to increase our market share of California avocados and increase synergies within the marketplace, we entered into a stock purchase agreement with Limoneira Company (Limoneira). Pursuant to such agreement, we acquired approximately 15.1% of Limoneira’s outstanding common stock for $23.45 million and Limoneira acquired approximately 6.9% of our outstanding common stock for $10 million. The transaction was settled by a net cash payment by us of $13.45 million. Additionally, such agreement also provided for: (1) Calavo to lease office space from Limoneira in Santa Paula, California for a period of 10 years at an initial annual gross rental of approximately $0.2 million (subject to annual CPI increases, as defined), (2) Calavo to market Limoneira’s avocados and (3) Calavo and Limoneira to use good faith reasonable efforts to maximize avocado packing efficiencies for both parties by consolidating their fruit packing operations. Various opportunities are currently being considered, including the use of existing packing facilities, an investment in existing vacant facilities, and/or an investment in a new consolidated facility for both parties. Limoneira primarily engages in growing citrus and avocados, picking and hauling citrus, and packing lemons. The issuances of the shares discussed above are exempt from registration under federal and state securities laws.
     In August 2006, we entered into a joint venture agreement with San Rafael Distributing (SRD) for the purpose of the marketing, sale and distribution of fresh produce from the existing location of SRD at the Los Angeles Wholesale Produce Market (Terminal Market), located in Los Angeles, California. Such joint venture operates under the name of Maui Fresh International, LLC (Maui Fresh) and commenced operations in August 2006. SRD and Calavo each have an equal one-half ownership interest in Maui Fresh, ut

SRD shall have overall management responsibility for the operations of Maui Fresh at the Terminal Market. We will use the equity method to account for our investment.
     Our principal executive offices are located at 1141-A Cummings Road, Santa Paula, California 93060; telephone (805) 525-1245.
     At October 31, 2006, we employed approximately 750 employees worldwide.
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
Fresh products
     Calavo was founded in 1924 to market California avocados. In California, the growing area stretches from San Diego County to Monterey County, with the majority of the growing areas located approximately 100 miles north and south of Los Angeles County. The storage life of fresh avocados is limited. It generally ranges from one to four weeks, depending upon the maturity of the fruit, the growing methods used, and the handling conditions in the distribution chain.
     The Hass variety is the predominant avocado variety marketed on a worldwide basis. California grown Hass avocados are available year-round, with peak production periods occurring between February through September. Other varieties have a more limited picking season and generally command a lower price. Approximately 2,300 growers deliver avocados to us, generally pursuant to a standard marketing agreement. Over the past several years, our share of the California avocado crop has remained strong, with approximately 36% of the 2006 California avocado crop handled by us, based on data published by the California Avocado Commission. We attribute our solid foothold in the California industry principally to the competitiveness of the per pound returns we pay and the communication and service we maintain with our growers.
     California avocados delivered to our packinghouses are graded, sized, packed, cooled and, at times, ripened for delivery to customers. Our ability to estimate the size, as well as the timing of the delivery of the annual avocado crop, has a substantial impact on both our costs and the sales price we receive for the fruit. To that end, our field personnel maintain direct contact with growers and farm managers and coordinate harvest plans. The feedback from our field-managers is used by our sales department to prepare sales plans used by our direct sales force.
     A significant portion of our costs are fixed. As a result, significant fluctuations in the volume of avocados delivered have a considerable impact on the per pound packing costs of avocados we handle. Generally, larger crops will result in a lower per pound handling cost. We believe that our cost structure is geared to optimally handle larger avocado crops. Our strategy calls for continued efforts in aggressively recruiting new growers, retaining existing growers, and procuring a larger percentage of the California avocado crop.
     California avocados delivered to us are grouped as a homogenous pool on a weekly basis based on the variety, size, and grade. The proceeds we receive from the sale of each separate avocado pool, net of a packing and marketing fee to cover our costs and a profit, are paid back to the growers once each month. The packing and marketing fee we withhold is periodically determined and revised based on our estimated per pound packing and operating costs, as well as our operating profit. Significant competitive pressures dictate that we set the packing and marketing fee at the lowest possible level to attract new and retain existing grower business. We believe that, if net proceeds paid ceased to be competitive, growers would choose to deliver their avocados to alternate competitive handlers. Consequently, we strive to deliver growers the highest return possible on avocados delivered to our packinghouses.
     The California avocado market is highly competitive with 9 major avocado handlers. A marketing order enacted by the state legislature is in effect for California grown avocados and provides the financial resource to fund generic advertising and promotional programs. Avocados handled by us are identifiable through packaging and the Calavo brand name sticker. We have developed a series of marketing and sales initiatives primarily aimed at our largest customers that are designed to differentiate our products and services from those offered by our competitors. Some of these key initiatives are as follows:

•	We continue to have success with our ProRipeVIP™ avocado ripening program. This proprietary program allows us to deliver avocados evenly ripened to our customers’ specifications. We have invested in the Aweta AFS (acoustic firmness sensor) technology and equipment. ProRipeVIP™ is the next generation of selling conditioned avocados that have firmness determined via soundwaves. This technology is new to avocados. The most significant and compelling reason we choose to invest in Aweta systems is because the acoustic sensors measure firmness of the entire piece of fruit, as opposed to competitive mechanical tests that use pressure and calculated averages to measure firmness. We believe that ripened avocados help our customers address the consumers’ immediate needs and accelerate the sale of avocados through their stores. We currently have three Aweta systems in use in the United States, which, we believe, can effectively meet our customers’ demand for conditioned fruit.

•	We have developed various display techniques and packages that appeal to consumers and, in particular, impulse buyers. Some of our techniques include the bagging of avocados and the strategic display of the bags within the produce section of retail stores. Our research has demonstrated that consumers generally purchase a larger quantity of avocados when presented in a bag as opposed to the conventional bulk displays. We also believe that the value proposition of avocados in a bag provides for a higher level of sales to grocery stores.

•	From time to time, we market our avocados under joint promotion programs with other food manufacturers. Under these programs, we seek to increase the promotional exposure of our products by providing certain sales incentives. These incentives will be offered in conjunction with various promotional campaigns designed to advertise the products of all parties involved. We believe these programs will help us minimize our advertising costs, as they will be shared with other parties, while still achieving recognition in the marketplace.
     We sell avocados to a diverse group of supermarket chains, wholesalers, food service and other distributors, under the Calavo family of brand labels, as well as private labels. The consolidation in the supermarket industry has led to fewer, but bigger buyers. From time to time, sales are transacted via e-commerce. We believe that our largest customers will require us and our competitors to implement one or more e-commerce distribution solutions to facilitate their procurement and inventory management programs. In our judgment, the shift to e-commerce by our largest customers will favorably impact larger handlers like us, which have the ability and financial resources to support these strategies. From time to time, some of our larger customers seek short-term sales contracts that formalize their pricing and volume requirements. Generally, these contracts contain provisions that establish a price floor and/or ceiling during the contract duration. Again, in our judgment, the shift by our customers to drafting sales contracts benefits large handlers like us, which have the ability to fulfill the terms of these contracts. During fiscal year 2006, our 5 and 25 largest customers represented approximately 21% and 42% of our total consolidated revenues. During fiscal years 2006, 2005 and 2004 none of our California avocado customers represented more than 10% of total consolidated revenues.
     We leverage our expertise in the handling and marketing of California avocados to our non-California sourced avocados and perishable food products. We believe that the sales generated from these sources complement our offering of California avocados to our customers and stabilize the supply of avocados during seasons of low California production. Sales generated from these sources include avocados grown outside of California and other perishable food products, such as papayas, tomatoes, ginger, and pineapple. We primarily import and market avocados from Mexico and Chile. We handle some of these products on a consignment basis for the suppliers. Pursuant to these arrangements, from time to time, we make advances to Chilean packers and Mexican growers. Historically, we made such advances related to both pre-harvest and post-harvest activities, but our focus during fiscal 2006 was primarily related to post-harvest activities. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. Historical experience demonstrates that providing post-harvest advances results in our acquiring full market risk for the product, as it is possible (although unlikely) that our resale proceeds may be less than the amounts we paid to the grower. This is a result of the high level of volatility inherent in the avocado and perishable food markets, which are subject to significant pricing declines based on the availability of fruit in the market. In the event that we do make a pre-season advance, our ability to recover such pre-harvest advance would be largely dependent on the growers’ ability to deliver avocados to us, as well as the inherent risks of farming, such as weather and pests. We do not anticipate making significant pre-season advances during fiscal 2007.
     Net sales generated by non-California sourced avocados depend principally on the availability of Chilean and Mexican grown avocados in the U.S. markets. In November 2004, the United States Department of Food and Agriculture (USDA) published a rule allowing Hass avocado imports from Mexico into all 50 states year round (up from 31 states for only a six month period), except for California, Florida, and Hawaii. We expect the restriction on such states to be lifted in February 2007. For the remaining 47 states, however, Mexico was able to deliver its fruit for all of fiscal 2006 and 2005. The implementation of this rule resulted in a significant increase in the sale of Mexican sourced fruit during fiscal 2005, as compared to fiscal 2004. See Item 7 for a detailed description of such increase.
     In 1998, we invested in the Mexican avocado market by building a packinghouse in Uruapan, Mexico. We believe that our continued success in marketing Mexican avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices. The Mexican avocado harvest is both complimentary and competitive with the California market, as the Mexican harvest typically runs from September to June. As a result, it is common for Mexican growers to monitor the supply of avocados for export to the United States in order to obtain higher field prices. During 2006, we packed and distributed approximately 18% of the avocados exported from Mexico into the United States and approximately 5% of the avocados exported from Mexico to countries other than the United States, based on our estimates.
     In recent years, the volume of avocados exported by Chilean growers to the United States has continued to increase. Chilean growers continue to increase/monitor avocado plantings to capitalize on returns available in the worldwide avocado markets. Sales of Chilean grown avocados have generally been significant during our 4th and 1st fiscal quarters. Additionally, with the Chilean harvesting season being complimentary to the California season (August through February), Chilean avocados are able to command competitive retail pricing in the market. During 2006, we distributed approximately 7% of the Chilean imports into the United States, based on our estimates.
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
     Maui has operations in Arizona, California, and Hawaii. The primary focus of these operations is the growing, shipping and distribution of fresh produce. Maui primarily sources its products from the United States and Mexico and has customers located primarily in the United States and Canada. These customers are principally in the retail, foodservice, and wholesale sectors. Maui does not experience significant fluctuations in sales related to seasonality.
Processed Products
     In the 1960’s and early 1970’s, we pioneered the process of freezing avocado pulp and developed a wide variety of guacamole recipes to address the diverse tastes of consumers and buyers in the food service industry. Our customers include both companies in the food service industry and the retail business. Sales are made principally through a commissioned nationwide broker network, which is supported by our regional sales managers. We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, strategically located warehouses, and market relationships. During fiscal year 2006, our 5 and 25 largest customers represented approximately 7% and 12% of our total consolidated revenues. During fiscal years 2006, 2005 and 2004 none of our processed product customers represented more than 10% of total consolidated revenues.
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
     During fiscal year 2006, we primarily operated one high-pressure line designed to manufacture processed avocado products that are not frozen (guacamole) in Uruapan. This machine ran at about 80% capacity during fiscal 2006. We anticipate that we will operate such high-pressure machine at a similar capacity during fiscal year 2007. We presently own another, much smaller, high-pressure machine, also located in Uruapan, that was used occasionally during fiscal 2006. We anticipate trading such smaller machine in for credit towards another large high-pressure machine (similar to the large machine that is currently in use in Uruapan), once we receive the second high-pressure machine. This second large high-pressure machine was ordered in July 2006 and is expected to be received during our second fiscal quarter of 2007. Utilizing avocado pulp and chunks, these high-pressure machines allow us to deliver fresh guacamole to retail and food service customers. Sales of our high-pressure product totaled approximately $13.9 million and $8.7 million for fiscal years 2006 and 2005.
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
Patents and Trademarks
     Our trademarks include the Calavo brand name and related logos. We also utilize the following trademarks in conducting our business: Avo Fresco, Bueno, Calavo Gold, Celebrate the Taste, El Dorado, Fresh Ripe, Select, Taste of Paradise, The First Name in Avocados, Tico, Mfresh, and Triggered Avocados, and ProRipeVIP™.
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
     Non-California sourced avocados and perishable food products often requires working capital to finance the payment of advances to suppliers and collection of accounts receivable. These working capital needs are also financed through the use of operating cash flows and bank borrowings and are generally concentrated during the Chilean Hass avocado crop harvesting season.
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
Compliance with Government Regulations
     The California State Department of Food and Agriculture oversees the packing and processing of California avocados and conducts tests for fruit quality and packaging standards. All of our packages are stamped with the state seal as meeting standards. Various states have instituted regulations providing differing levels of oversight with respect to weights and measures, as well as quality standards.

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
Employees
     As of October 31, 2006, we had approximately 750 employees, of which approximately 230 were located in the United States and 520 were located in Mexico. None of Calavo’s United States employees are covered by a collective bargaining agreement. Approximately 450 of Calavo’s Mexican employees are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage.
     The following is a summary of the number of “salaried” and “hourly” employees as of October 31, 2006.

Location	Salaried	Hourly
United States	95	135
Mexico	54	466

TOTAL	149	601

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
     The market for avocados and processed avocado products is highly competitive and affects each of our businesses. Each of our businesses are subject to competitive pressures, including the following:
•	California avocados are impacted by an increasing volume of foreign grown avocados being imported into the United States. Recently, there have been significant plantings of avocados in Mexico, Chile, New Zealand, the Dominican Republic, and other parts of the world, which have had, and will continue to have, the effect of increasing the volume of foreign grown avocados entering the United States market. Generally, an increase in foreign grown avocados in the markets we distribute in has the effect of lowering prices for California grown avocados and adversely impacting our results from operations.

•	California avocado are subject to competition from other California avocado handlers. If we are unable to consistently pay California growers a competitive price for their avocados, these growers may choose to have their avocados marketed by alternate handlers.

•	Non-California sourced avocados and perishable food products are impacted by competitors operating in Mexico. Generally, handlers of Mexican grown avocados operate facilities that are substantially smaller than our facility in Uruapan, Mexico. If we are unable to pack and market a sufficient volume of Mexican grown avocados, smaller handlers will have a lower per unit cost and be able to offer Mexican avocados at a more competitive price to our customers.

•	Non-California sourced avocados and perishable food products are also subject to competition from other California avocado handlers that market Chilean grown avocados. If we are unable to consistently pay Chilean packers a competitive price for their avocados, these packers may choose to have their avocados marketed by alternate handlers.
We are subject to the risks of doing business internationally.
     We conduct a substantial amount of business with growers and customers who are located outside the United States. We purchase avocados from foreign growers and packers, sell fresh avocados and processed avocado products to foreign customers, and operate a packinghouse and a processing plant in Mexico. For additional information about our non-California sourced fruit, see the “Business” section included in this Annual Report.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
     We lease our corporate headquarters building. Additionally, we own two packinghouses and one distribution and ripening facility (our former processing facility) in California, lease one facility in New Jersey, operate in a distribution center in Texas, own one processing facility in Mexico, and lease one packinghouse in Mexico.
     In March 2005, we completed the sale of our corporate headquarters building (located in Santa Ana, CA) for $3.4 million. In conjunction with such sale, we relocated our corporate offices to Santa Paula, California in March 2005. We currently lease our corporate headquarters from Limoneira (see note 12 to the consolidated financial statements).
     Our two California facilities handle avocados delivered to us by California and Chilean growers. The Temecula, California facility was built in 1985 and has been improved in capacity and efficiency since then. The Santa Paula, California facility was purchased in 1955 and has had recent equipment improvements equivalent to our Temecula facility. We believe that the combined annual capacity of the two packinghouses, under normal workweek operations, is sufficient to pack the annually budgeted volume of California avocados delivered to us by our growers.
     Our Santa Paula, California processing facility was built in 1975 and had a major expansion in 1988. In conjunction with our restructuring plan, which was approved in February 2003, this facility ceased operating as a processed product avocado processing facility and now functions primarily as a ripening, storage and shipping facility for our fresh avocado operation. Additionally, it also serves to store certain processed avocado products as well. Also, effective December 2005, we sort and pack certain tropical commodities as well. We believe that the annual capacity of this facility will be sufficient to pack and ripen, if necessary, the expected annual volume of avocados and specialty commodities delivered to us.
     Our leased Swedesboro, New Jersey facility primarily ripens, sorts, packs and ships avocados. We believe that the annual capacity of this facility will be sufficient to handle our budgeted annual production needs.
     Our distribution center located in San Antonio, Texas is neither leased nor owned, but rather operates pursuant to a usage agreement whereby we pay handling and distribution fees. This facility primarily ripens, sorts, packs and ships fresh avocados under our supervision. We believe that the annual capacity of this facility will be sufficient to handle our budgeted annual production needs.
     Our owned processing facility in Uruapan, Michoacan, Mexico was constructed pursuant to our restructuring plan approved in February 2003. This facility commenced operations in February 2004. We believe that the annual capacity of this facility will be sufficient to process our budgeted annual production needs.
     Our Uruapan, Mexico packinghouse, owned by the same landlord as our former Mexicali facility, was also built to our specifications. We are committed to leasing the facility through 2008 and have the option to purchase such facility at the end of the lease term. We believe that the annual capacity of this facility will be sufficient to process our budgeted annual production needs.
Item 3. Legal Proceedings
     From time to time, we become involved in legal proceedings that are related to our business operations. We are not currently a party to any legal proceedings that could have a material adverse effect upon our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our shareholders during the quarter ended October 31, 2006.
Executive Officers
     The following table sets forth the name, age and position of individuals who hold positions as executive officers of our company. There are no family relationships between any director or executive officer and any other director or executive officer of our company. Executive officers are elected by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Lecil E. Cole	66	Chairman of the Board, Chief Executive Officer and President
Arthur J. Bruno	56	Chief Operating Officer, Chief Financial Officer and Corporate Secretary
Robert J. Wedin	57	Vice President, Sales and Fresh Marketing
Alan C. Ahmer	58	Vice President, Processed Product Sales and Production
Michael A. Browne	47	Vice President, Fresh Operations
     Lecil E. Cole has been a member of our board of directors since February 1982 and has served as Chairman of the Board since 1988. Mr. Cole has also served as our Chief Executive Officer and President since February 1999. He served as an executive of Safeway Stores from 1964 to 1976 and as Chairman of Central Coast Federal Land Bank from 1986 to 1996. Mr. Cole has served as Chairman and President of Hawaiian Sweet, Inc. and Tropical Hawaiian Products, Inc. since 1996. Mr. Cole farms approximately 4,400 acres in California and Hawaii on which avocados, papayas, and cattle are produced and raised.
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

Fiscal 2006	High	Low
First Quarter	$10.50	$9.59
Second Quarter	$11.00	$9.51
Third Quarter	$11.94	$9.37
Fourth Quarter	$10.24	$9.04

Fiscal 2005	High	Low
First Quarter	$12.38	$10.10
Second Quarter	$11.81	$9.76
Third Quarter	$10.92	$10.00
Fourth Quarter	$10.25	$8.66
     As of October 31, 2006, there were approximately 1,400 stockholders of record of our common stock.
     During the year ended October 31, 2006, we did not issue any shares of common stock that were not registered under the Securities Act of 1933.
Dividend Policy
     Our dividend policy is to provide for an annual dividend payment, as determined by the Board of Directors. We anticipate that dividends will be paid in the first quarter of our fiscal year.
     On January 3, 2007, we paid a $0.32 per share dividend in the aggregate amount of $4,573,000 to shareholders of record on December 15, 2006.
     On January 3, 2006, we paid a $0.32 per share dividend in the aggregate amount of $4,564,000 to shareholders of record on December 15, 2005.

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
     The following summary consolidated financial data (other than pounds information) for each of the years in the five-year period ended October 31, 2006 are derived from the audited consolidated financial statements of Calavo Growers, Inc. and our predecessor, Calavo Growers of California.
     Historical results are not necessarily indicative of results that may be expected in any future period. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto that are included elsewhere in this Annual Report.

	Fiscal Year Ended October 31, 2005
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Income Statement Data: (1)
Net sales	$273,910	$258,822	$274,218	$246,761	$242,671
Gross margin	29,271	21,734	25,404	25,465	25,823
Net income	5,788	3,322	6,210	7,160	6,915
Basic and diluted net income per share	$0.40	$0.24	$0.46	$0.55	$0.60
Balance Sheet Data as of End of Period:
Working capital	$12,023	$17,618	$20,353	$20,735	$18,833
Total assets(4)	107,494	108,482	67,398	53,689	55,132
Short-term debt(4)	1,308	1,313	22	24	3,222
Long-term debt, less current portion(2)(4)	10,406	11,719	34	61	3,180
Shareholders’ equity(4)	58,943	64,746	43,937	37,147	30,556
Cash Flows Provided by (Used in):
Operations	$7,819	$5,568	$4,460	$15,222	$8,135
Investing(3)(4)	(4,663)	(11,941)	(8,474)	(4,475)	(2,078)
Financing(4)	(4,239)	6,870	(725)	(6,293)	(7,193)
Other Data:
Dividends per share	$0.32	$0.32	$0.30	$0.25	$0.20
Net book value per share	$4.12	$4.51	$3.25	$2.87	$2.38
Pounds of California avocados sold	218,460	104,950	152,725	122,950	158,187
Pounds of non-California avocados sold	70,063	103,830	69,410	70,348	69,512
Pounds of processed avocados products sold	20,489	15,628	13,317	14,707	14,248

(1)	Operating results for fiscal years 2006, 2005, and 2004 include the acquisition of Maui Fresh International, Inc. For fiscal years 2006, 2005, and 2004, Maui’s net sales, gross margins, and net income were as follows: (2006) $22.1 million, $1.4 million, and $0.2 million, (2005) $21.7 million, $1.1 million, and $0.4 million, and (2004) $19.8 million, $1.4 million, and $0.5 million.

(2)	In July 2003, our Board of Directors approved the retirement of our Industrial Development Revenue Bond. The bonds were initially floated to provide the financing to construct our Temecula, California packinghouse. We repaid the final $2.8 million in principal under the indenture in September 2003.

(3)	Cash flows used in investing activities for fiscal 2004 and 2003 include the effect of constructing a processing facility in Uruapan, Michoacan, Mexico. The Uruapan facility commenced operations in February 2004.

(4)	Total assets, short-term debt, long-term debt, equity, cash flows used in investing activities, and cash flows provided by financing activities for fiscal 2005 include the effect of the stock purchase agreement with Limoneira Company. See Note 12 to the consolidated financial statements.

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
Overview
     We are a leader in the distribution of avocados, processed avocado products, and other perishable food products throughout the United States and elsewhere in the world. Our history and expertise in handling California grown avocados has allowed us to develop a reputation of delivering quality products, at competitive prices, while providing a competitive return to our growers. This reputation has enabled us to expand our product offering to include avocados sourced on an international basis, processed avocado products, and other perishable foods. During the second quarter of fiscal 2006, we examined our California avocados and international avocados and perishable food products reporting segments. We concluded that these two reporting segments have similar economic characteristics, production processes, customers and distribution methods. Therefore, in accordance with the aggregation criteria of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, we combined these two operating segments into one reportable segment, fresh products. As a result, we now report our operations in two different business segments: (1) fresh products and (2) processed products. See footnote 11 in our consolidated financial statements for further discussion. We report our financial results on a November 1 to October 31 fiscal year basis to coincide with the California avocado harvest season.
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
     In August 2006, we entered into a joint venture agreement with San Rafael Distributing (SRD) for the purpose of marketing, sale and distribution of fresh produce from the existing location of SRD at the Los Angeles Wholesale Produce Market (Terminal Market), located in Los Angeles, California. Such joint venture operates under the name of Maui Fresh International, LLC (Maui Fresh) and commenced operations in August 2006. SRD and Calavo each have an equal one-half ownership interest in Maui Fresh, but SRD shall have overall management responsibility for the operations of Maui Fresh at the Terminal Market. Therefore, pursuant to Accounting Principle Board (APB) 18 and Emerging Issues Task Force (EITF) 03-16, we believe that our level of economic influence is that of “significant.” As such, we will use the equity method to account for our investment. See note 16 to our consolidated financial statements for additional information.
     Our Fresh Products business grades, sizes, packs, cools, and ripens (if desired) avocados grown in California for delivery to our customers. We presently operate three packinghouses in Southern California. These packinghouses handled approximately 36% of the California avocado crop during the 2006 fiscal year, based on data obtained from the California Avocado Commission. Our operating results and the returns we pay our growers are highly dependent on the volume of avocados delivered to our packinghouses, as a significant portion of our costs are fixed. Our strategy calls for continued efforts in retaining existing growers, aggressively recruiting new growers, and procuring a larger percentage of the California avocado crop to improve our results from operations.
     Additionally, our Fresh products business also procures avocados grown in Mexico and Chile, as well as other various commodities, including papayas, tomatoes, chili peppers, pineapples, and ginger. We operate a packinghouse in Mexico that, together with certain co-packers that we frequently purchase fruit from, handled approximately 18% of the Mexican avocado crop bound for the United States market and approximately 5% of the avocados exported from Mexico to countries other than the United States, during the 2005-2006 Mexican season, based on our estimates. Additionally, during the 2005-2006 Chilean avocado season, we handled approximately 7% of the Chilean avocado crop, based on our estimates. Our strategy is to procure and sell non-Californian grown avocados to complement our distribution efforts of California grown avocados. We believe that the introduction of these avocados, although competitive at times with California grown avocados, provides a level of supply stability that may, over time, help solidify the demand for avocados among consumers in the United States and elsewhere in the world. We believe our efforts in distributing our other various commodities, such as those shown above, complement our offerings of avocados. From time to time, we continue to explore distribution of other crops that provide reasonable returns to the business.

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
     Our Fresh Products business is highly seasonal and is characterized by crop volume and price changes. Furthermore, the operating results of all of our businesses, including our processed products business, have been, and will continue to be, affected by substantial quarterly and annual fluctuations and market downturns due to a number of factors, such as pests and disease, weather patterns, changes in demand by consumers, the timing of the receipt, reduction, or cancellation of significant customer orders, the gain or loss of significant customers, market acceptance of our products, our ability to develop, introduce, and market new products on a timely basis, availability and cost of avocados and supplies from growers and vendors, new product introductions by our competitors, change in the mix of avocados and processed products we sell, and general economic conditions. We believe, however, that we are currently positioned to address these risks and deliver favorable operating results for the foreseeable future.
Recent Developments
Dividend Payment
     In January 2007, we paid a $0.32 per share dividend in the aggregate amount of $4.6 million to shareholders of record on December 15, 2006.
Short-term borrowings
     In October 2006, we renewed and extended one of our short-term, non-collateralized, revolving credit facilities. This credit facility now expires in February 2010. Under the terms of this agreement, we are advanced funds for working capital purposes. Total credit available under this short-term borrowing agreement was $12 million, with an average interest rate of 6.2% at October 31, 2006. Under this credit facility, we had no amounts outstanding as of October 31, 2006. The credit facility contains various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at October 31, 2006, except for the working capital covenants with which we obtained appropriate waivers.
Retirement of Common Stock
     In December 2005, we repurchased 120,000 shares of our common stock at an average price per share of $10.00 from the estate of a deceased former member of our Board of Directors.
Operating Lease
     In August 2006, we entered into an operating lease agreement with Columbia New Jersey Commodore Industrial, LLC to rent approximately 30,000 square feet of building space in Swedesboro, New Jersey. This lease enables us to not only invest in our ProRipeVIPTM avocado ripening program, but also expand our refrigeration and storage capabilities. The lease has a term of approximately 15 years and includes scheduled rent increases. Pursuant to FASB Technical Bulletin 85-3, our straight-line rent expense for such lease will approximate $13,000 per month for the duration of such lease. This facility commenced operations during the first quarter of fiscal 2007.

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
     Income Taxes. Our effective income tax rate and the tax bases of assets and liabilities are based on estimates of taxes which will ultimately be payable. Deferred taxes are recorded to give recognition to temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Valuation allowances are established when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized.
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

Results of Operations
     The following table sets forth certain items from our consolidated statements of income, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Gross margins	10.7%	8.4%	9.3%
Selling, general and administrative	7.3%	7.2%	5.8%
Operating income	3.4%	1.2%	3.4%
Interest Income	0.1%	0.1%	0.1%
Interest Expense	(0.3)%	(0.2)%	0.0%
Other income, net	0.2%	0.9%	0.1%
Net income	2.1%	1.3%	2.3%
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

	2006	Change	2005	Change	2004
	(Dollars in thousands)
Net sales:
Fresh products	$236,889	2.9%	$230,289	(7.4)%	$248,562
Processed products	37,021	29.7%	28,533	11.2%	25,656

Total net sales	$273,910	5.8%	$258,822	(5.6)%	$274,218

As a percentage of net sales:
Fresh products	86.5%		89.0%		90.6%
Processed products	13.5%		11.0%		9.4%

	100.0%		100.0%		100.0%

     Net sales for the year ended October 31, 2006, when compared to 2005, increased by approximately $15.1 million, or 5.8%, principally as a result of an increase in both our fresh products and processed products segments. The increase in sales for both segments was primarily driven by a significant increase in total pounds sold.
     Net sales generated by Fresh products segment are significantly impacted by the availability of Chilean and Mexican grown avocados in the U.S. markets. In November 2004, the USDA published a rule allowing Hass avocado imports from Mexico into all 50 states year round (up from 31 states for only a six month period), except for California, Florida, and Hawaii. We expect the restriction on such states to be lifted in February 2007. For the remaining 47 states, however, Mexico was able to deliver its fruit for all of fiscal 2005. The implementation of this rule resulted in a significant increase in the sale of Mexican sourced fruit during fiscal 2005.
     The following tables set forth sales by product category, freight and other charges and sales incentives, by segment (dollars in thousands):

	Year ended October 31, 2006			Year ended October 31, 2005
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
California avocados	$140,995	$—	$140,995	$104,481	$—	$104,481
Imported avocados	51,211	—	51,211	81,756	—	81,756
Papayas	4,811	—	4,811	6,251	—	6,251
Specialities and tropicals	9,724	—	9,724	13,777	—	13,777
Processed — food service	—	34,021	34,021	—	28,307	28,307
Processed — retail and club	—	10,454	10,454	—	6,766	6,766

Total fruit and product sales to third-parties	206,741	44,475	251,216	206,265	35,073	241,338
Freight and other charges	30,156	637	30,793	24,129	258	24,387

Total gross sales to third-parties	236,897	45,112	282,009	230,394	35,331	265,725
Less sales incentives	(8)	(8,091)	(8,099)	(105)	(6,798)	(6,903)

Total net sales to third-parties	236,889	37,021	273,910	230,289	28,533	258,822
Intercompany sales	9,532	6,227	15,759	15,850	6,166	22,016

Net sales	$246,421	$43,248	289,669	$246,139	$34,699	280,838

Intercompany sales eliminations			(15,759)			(22,016)

Consolidated net sales			$273,910			$258,822

	Year ended October 31, 2005			Year ended October 31, 2004
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
California avocados	$104,481	$—	$104,481	$150,159	$—	$150,159
Imported avocados	81,756	—	81,756	54,589	—	54,589
Papayas	6,251	—	6,251	6,846	—	6,846
Specialities and tropicals	13,777	—	13,777	14,233	—	14,233
Processed — food service	—	28,307	28,307	—	27,352	27,352
Processed — retail and club	—	6,766	6,766	—	4,285	4,285

Total fruit and product sales to third-parties	206,265	35,073	241,338	225,827	31,637	257,464
Freight and other charges	24,129	258	24,387	22,914	534	23,448

Total gross sales to third-parties	230,394	35,331	265,725	248,741	32,171	280,912
Less sales incentives	(105)	(6,798)	(6,903)	(179)	(6,515)	(6,694)

Total net sales to third-parties	230,289	28,533	258,822	248,562	25,656	274,218
Intercompany sales	15,850	6,166	22,016	9,347	7,093	16,440

Net sales	$246,139	$34,699	280,838	$257,909	$32,749	290,658

Intercompany sales eliminations			(22,016)			(16,440)

Consolidated net sales			$258,822			$274,218

     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse, Uruapan processing plant and Mexicali processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.
Fresh Products
     Net sales delivered by the business increased by approximately $6.6 million, or 2.9%, from fiscal 2005 to 2006. This increase is primarily related to an increase in California avocados sales, partially offset by a decrease in Mexican and Chilean avocado sales.
     Sales of California sourced avocados increased $36.5 million for fiscal 2006, when compared to the same prior period. This increase was primarily related a 108.1% increase in pounds of avocados sold, partially offset by a decrease in our average selling prices. This increase in pounds sold was consistent with the expected increase in the overall harvest of the California avocado crop for the 2005/2006 season. Our market share of California avocados remained consistent at 35.6% for the year ended October 31, 2006, compared to 34.4% for the same period in the prior year. Based on estimates generated from the California Avocado Commission, we expect the California avocado crop for the 2006/2007 season to be substantially smaller than the 2005/2006 crop.
     For fiscal year 2006, average selling prices, on a per carton basis, for California avocados were 35.6% lower when compared to the same prior year period. This pricing structure primarily reflects the impact of a larger California avocado harvest, as well as a 7.0% increase in the sale of grade two Hass avocados in proportion to grade one Hass avocados sales. Grade two Hass avocados generally sell for significantly less than grade one Hass avocados. For fiscal year 2007, we believe that the demand for California avocados will remain strong in the U.S. marketplace, and, as a result, such is expected to have a positive impact on sales prices. California avocados are primarily sold in the U.S. marketplace.
     Sales of Mexican sourced avocados decreased $13.0 million for fiscal year 2006, when compared to the same prior year period. This decrease was primarily related to a 19.7% decrease in pounds of Mexican avocados sold, due primarily to the large California crop discussed above. Our average selling prices, on a per carton basis, of Mexican avocados experienced a marginal decrease of 3.9% for fiscal 2006 when compared to the same prior period.
     Sales of Chilean sourced avocados decreased $13.6 million for fiscal year 2006, when compared to the same prior year period. This decrease was primarily related to a 67.7% decrease in pounds of Chilean avocados sold. This decrease was primarily related to the size of the Chilean avocado crop, as well as the timing of the delivery to the United States. Our average selling prices, on a per carton basis, of Chilean avocados experienced a marginal increase of 4.0% for fiscal 2006 when compared to the same prior period.
     Mexican and Chilean grown avocados are primarily sold in the U.S., Japanese, and/or European marketplace. We anticipate that sales of Mexican grown avocados will increase in fiscal 2007 primarily as a result of the smaller California avocado crop discussed above. We are unable to predict, however, the impact related to the USDA published rule that will allow Hass avocado imports from Mexico into all 50 states (up from 47 states) effective February 2007. In any case, we intend to leverage our position as the largest packer of Mexican grown avocados for export markets to improve the overall performance of these sales.
     Sales of papayas decreased $1.4 million for fiscal year 2006, when compared to the same prior year period. This decrease was primarily related to a 38.6% decrease in the volume of papaya fruit sold. This decrease was primarily related to adverse weather conditions negatively affecting the current year papaya crop. Such decrease, however, was partially offset by an increase in average selling prices of papayas, on a per carton basis, which increased approximately 44.5% when compared to the same prior year period. We attribute some of this increase in average selling prices to significantly fewer pounds sold in the U.S. marketplace. We anticipate our papaya results to increase in fiscal 2007, as we expect an increase in the related papaya crop.
     Net sales delivered by the business decreased by approximately $18.3 million, or 7.4%, from fiscal 2004 to 2005. This decrease is primarily related to a decrease in California avocados sales, partially offset by an increase in Mexican and Chilean avocado sales.
     Sales of California sourced avocados decreased $49.9 million for fiscal 2005, when compared to the same prior period. This decrease was primarily related a 31.3% decrease in pounds of avocados sold, partially offset by an increase in our average selling prices. This decrease in pounds sold was consistent with the expected decrease in the overall harvest of the California avocado crop for the 2004/2005 season. Our market share of California avocados remained consistent at 34.4% for the year ended October 31, 2005, compared to 34.7% for the same period in the prior year.
     For fiscal year 2005, average selling prices, on a per carton basis, for California avocados were 6.7% higher when compared to the same prior year period. This pricing structure primarily reflected the impact of a smaller California avocado harvest, partially offset by an increase in foreign-sourced fruit in the U.S. marketplace.
     Sales of Mexican sourced avocados increased $24.7 million for fiscal year 2005, when compared to the same prior year period. This increase was primarily related to a 62.8% increase in pounds of Mexican avocados sold. This increase was primarily related to the smaller California crop discussed above, as well as the USDA published rule that allowed Hass avocado imports from Mexico into 47 U.S. states, up from 31 U.S. states, effective February 2005. Pricing during fiscal 2005 was stable when compared to fiscal 2004.
     Sales of Chilean sourced avocados increased $6.1 million for fiscal year 2005, when compared to the same prior year period. This increase was primarily related to a 65.7% increase in pounds of Chilean avocados sold. This increase was primarily related to the size of the Chilean avocado crop. Pricing during fiscal 2005 was stable when compared to fiscal 2004.
     In October 2002, the USDA announced the creation of a Hass Avocado Board to promote the sale of Hass variety avocados in the U.S. marketplace. This board provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace, including imported and California grown fruit. The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales. We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our California avocado and international avocado businesses. During fiscal 2006, 2005 and 2004, on behalf of avocado growers, we remitted approximately $1.7 million, $1.5 million and $2.9 million to the California Avocado Commission. During fiscal 2006, 2005 and 2004, we remitted approximately $4.7 million, $2.4 million and $3.3 million to the Hass Avocado Board.
Processed Products
     Net sales increased by approximately $8.5 million, or 29.7% for fiscal 2006, when compared to the same prior period. The increase in net sales is primarily attributable to an increase of 4.9 million pounds of product sold, or 31.1%. Such increase was partially offset, however, by a decrease in the net selling price totaling $0.02 per product pound sold, or 1.1%. During fiscal year 2006, the increase in pounds sold primarily relates to an increase in the sale of our high-pressure guacamole product, which increased approximately 37% when compared to the same prior year period. The decrease in our net average selling price primarily relates to a change in our product mix.
     Net sales increased by approximately $2.9 million, or 11.2% for fiscal 2005, when compared to the same prior year period. The increase was primarily attributable to an increase of 2.3 million pounds of product sold, or 17.4%, net of a decrease in sales incentives and promotions paid, totaling $0.07 per pound of product sold, or 14.3%. Such increase, however, was partially offset by a decrease in the sales price per product pound sold of $0.09, or 4.7%. During fiscal year 2005, the increase in pounds sold primarily related to an increase in the sale of our high-pressure guacamole product, which increased 56.2% when compared to the same prior year period. The decrease in our average selling price and sales incentives and promotional activities paid primarily related to a change in our product mix.
     During fiscal year 2006, we primarily operated one high-pressure line designed to manufacture processed avocado products that are not frozen (guacamole) in Uruapan. This machine ran at about 80% capacity during fiscal 2006. We anticipate that we will operate such high-pressure machine at a similar capacity during fiscal year 2007. We presently own another, much smaller, high-pressure machine, also located in Uruapan, that was used occasionally during fiscal 2006. We anticipate trading such smaller machine in for credit towards another large high-pressure machine (similar to the large machine that is currently in use in Uruapan), once we receive the second high-pressure machine. This second large high-pressure machine was ordered in July 2006 and is expected to be received during our second fiscal quarter of 2007. Utilizing avocado pulp and chunks, these high-pressure machines allow us to deliver fresh guacamole to retail and food service customers. Sales of our high-pressure product totaled approximately $13.9 million and $8.7 million for fiscal years 2006 and 2005.
Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment:

	2006	Change	2005	Change	2004
	(Dollars in thousands)
Gross Margins:
Fresh products	$18,673	9.4%	$17,071	(22.6)%	$22,060
Processed products	10,598	127.3%	4,663	39.4%	3,344

Total gross margins	$29,271	34.7%	$21,734	(14.4)%	$25,404

Gross profit percentages:
Fresh products	7.9%		7.4%		8.9%
Processed products	28.6%		16.3%		13.0%
Consolidated	10.7%		8.4%		9.3%

     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Consolidated gross margin, as a percent of sales, increased 2.3% for fiscal year 2006 when compared to fiscal year 2005. This increase was principally attributable to increased profitability in fresh products segment, as well as our processed product segment. Consolidated gross margin, as a percent of sales, decreased 0.9% for fiscal year 2005 when compared to fiscal year 2004. This decrease was principally attributable to decreased profitability in our fresh products segment, partially offset by increased profitability in our processed product segment.
     Gross margins and gross profit percentages related to California avocados are largely dependent on production yields achieved at our packinghouses, current market prices of avocados, and the volume of avocados packed. The increase in our gross margin percentage during fiscal year 2006 was primarily related to a significant increase in pounds of fruit sold, partially offset by an increase in the cost of fruit. During fiscal year 2006, when compared to fiscal year 2005, we experienced a 108.1% increase in pounds of avocados sold. This had the effect of decreasing our per pound costs, which, as a result, positively impacted gross margins.
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
     The gross margin and gross profit percentage for consignment sales, including primarily Chilean avocados, as well as Hawaiian grown papayas, is dependent on the volume of fruit we handle and the competitiveness of the returns that we provide to third-party packers. The gross margin we earn is generally based on a commission agreed to with each packer. Accordingly, the gross margin results for these products are a function of the volume handled and the competitiveness of the sales prices that we realize. Although we generally do not take legal title to such avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, our results of operations include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. For fiscal year 2006, 2005, and 2004, we generated gross margins of $1.2 million, $1.7 million, and $1.8 million from the sale of fresh produce products that were packed by third parties.

     Our business with Mexican growers differs in that we operate a packinghouse in Mexico and purchase avocados directly from the field. Alternatively, we may also purchase Mexican avocados directly from co-packers located in Mexico as well. In either case, the gross margin and gross profit percentages generated by our Mexican operations are significantly impacted by the volume of avocados handled by our packinghouse and the cost of the fruit. During fiscal year 2006, our gross margins generated from the sale of Mexican avocados decreased from approximately $3.8 million in fiscal year 2005 to $0.8 million in fiscal year 2006. Such decrease is primarily related to both the significant decrease in the volume of Mexican avocados sold, totaling 19.7% (primarily related to the large California crop discussed above), as well as an increase in Mexican fruit costs. Collectively, these items contributed to a higher per pound cost, which negatively affected gross margins.
     During fiscal year 2005, our gross margins generated from the sale of Mexican avocados increased from approximately $1.5 million in fiscal year 2004 to $3.8 million in fiscal year 2005. We did not experience a significant fluctuation in our gross margin percentage for fiscal 2005 as compared to fiscal 2004 related to our Mexican operations.
     Gross margins and gross profit percentages for our processed products business are largely dependent on the pricing of our final product and the cost of avocados used in preparing guacamole. During fiscal year 2006, the processed products gross profit percentages increased primarily as a result of lower fruit costs and increases in total pounds produced, both of which had the effect of reducing our per pound costs. During fiscal year 2005, the processed products gross profit percentages increased primarily as a result of efficiencies related to the relocation of production from Santa Paula, California and Mexicali, Mexico to our newly acquired facility in Uruapan, Mexico. Such efficiencies include the elimination of duplicative overhead, as well as lower production costs. Additionally, our processed product segment experienced lower fruit costs. Such improvements, however, were partially offset by an increase in the sale of products that generate a lower gross margin then those sold in the prior year.
Selling, General and Administrative

	2006	Change	2005	Change	2004
	(Dollars in thousands)
Selling, general and administrative	$19,954	7.3%	$18,588	16.8%	$15,920
Percentage of net sales	7.3%		7.2%		5.8%

     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses, and other general and administrative costs. For fiscal year 2006, selling, general and administrative expenses increased by $1.4 million, or 7.3%, compared to the same period for fiscal 2005. This increase was primarily related to higher corporate costs, including, but not limited to, costs related to an increase in stock-based compensation (totaling approximately $0.6 million), an increase in management bonuses (totaling approximately $1.1 million), and an increase in employee compensation costs (totaling approximately $0.5 million). Such higher corporate costs were partially offset by a decrease in auditing/Sarbanes-Oxley costs (totaling approximately $0.2 million), a decrease in bad debt expense (totaling approximately $0.5 million), and a decrease in corporate moving expenses (totaling approximately $0.3 million).
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
Interest income

	2006	Change	2005	Change	2004
	(Dollars in thousands)
Interest income	$356	2.3%	$348	(10.3)%	$388
Percentage of net sales	0.1%		0.1%		0.1%

     Interest income is primarily generated from overnight investments, loans to growers, and our notes receivable from shareholders. During fiscal years 2006, 2005 and 2004, interest income includes interest accrued on notes receivable from directors and officers of approximately $0.2 million for each year presented.

Interest expense

	2006	Change	2005	Change	2004
	(Dollars in thousands)
Interest expense	$(943)	136.3%	$(399)	504.5%	$(66)
Percentage of net sales	(0.3)%		(0.2)%		0.0%

     Interest expense is primarily generated from our short-term borrowings as well as our term loan agreement with Farm Credit West, PCA. The increase in interest expense is primarily related to the non-collateralized term loan agreement with Farm Credit West, PCA that we entered into in July 2005 to finance the purchase of our Limoneira Stock. Pursuant to such agreement, we borrowed $13.0 million, which is to be repaid in 10 annual installments of $1.3 million. Such annual installments began July 2006 and continue through July 2015. Interest is paid monthly, in arrears, and began in August 2005, and will continue through the life of the loan. Such loan bears interest at a fixed rate of 5.70%.
Other Income, Net

	2006	Change	2005	Change	2004
	(Dollars in thousands)
Other income, net	$599	(75.1)%	$2,408	1,443.6%	$156
Percentage of net sales	0.2%		0.9%		0.1%

     Other income, net includes dividend income, as well as certain other transactions that are outside of the course of normal operations. During fiscal 2006 and 2005, we received $0.4 million and $0.2 million as dividend income from Limoneira. During fiscal year 2005, other income, net includes the gain on the sale of our corporate facility totaling approximately $1.7 million.
Provision for Income Taxes

	2006	Change	2005	Change	2004
	(Dollars in thousands)
Provision for income taxes	$3,620	66.0%	$2,181	(38.9)%	$3,567
Percentage of income before provision for income taxes	38.5%		39.6%		36.5%

     The effective income tax rate for fiscal year 2006 and 2005 is higher than the federal statutory rate principally due to state taxes. Our effective income tax rate decreased from 39.6% in fiscal year 2005 to 38.5% in fiscal year 2006 primarily as a result of a favorable decrease in our foreign tax rates during fiscal year 2006 when compared to fiscal year 2005. Our effective income tax rate increased from 36.5% in fiscal year 2004 to 39.6% in fiscal year 2005 primarily as a result of an unfavorable increase in our foreign tax rates during fiscal year 2005 when compared to fiscal year 2004.

Quarterly Results of Operations
     The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2006. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with our audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. The California crop is highly seasonal and is characterized by crop volume and price changes. Historically, we receive and sell a substantially lesser number of California avocados in our first fiscal quarter.

	Three months ended
	Oct. 31,	July 31,	Apr. 30,	Jan. 31,	Oct. 31,	July 31,	Apr. 30,	Jan. 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(in thousands, except per share amounts)
Statement of Operations Data
Net sales	$76,880	$78,954	$67,429	$50,647	$62,246	$88,699	$60,206	$47,671
Cost of sales	69,896	68,738	58,768	47,237	58,013	79,505	53,851	45,719

Gross margin	6,984	10,216	8,661	3,410	4,233	9,194	6,355	1,952
Selling, general and administrative	5,163	5,284	5,063	4,444	4,943	4,825	4,307	4,513

Operating income (loss)	1,821	4,932	3,598	(1,034)	(710)	4,369	2,048	(2,561)
Other income (expense), net	292	(136)	10	(75)	213	153	1,909	82

Income before provision (benefit) for income taxes	2,113	4,796	3,608	(1,109)	(497)	4,522	3,957	(2,479)
Provision (benefit) for income taxes	775	1,870	1,419	(444)	20	1,603	1,490	(932)

Net income (loss)	$1,338	$2,926	$2,189	$(665)	$(517)	$2,919	$2,467	$(1,547)

Net income (loss) per share:
Basic	$0.09	$0.21	$0.15	$(0.05)	$(0.04)	$0.21	$0.18	$(0.11)
Diluted	$0.09	$0.21	$0.15	$(0.05)	$(0.04)	$0.21	$0.18	$(0.11)
Number of shares used in per share computation:
Basic	14,292	14,171	14,282	14,352	14,371	14,171	13,507	13,507
Diluted	14,319	14,237	14,343	14,352	14,371	14,237	13,580	13,507
Liquidity and Capital Resources
     Operating activities for fiscal 2006, 2005 and 2004 provided cash flows of $7.8 million, $5.6 million, and $4.5 million. Fiscal year 2006 operating cash flows reflect our net income of $5.8 million, net noncash charges (depreciation and amortization, income from subsidiary, loss on disposal of fixed assets, and stock compensation expense) of $2.7 million and a net increase in the non-cash components of our working capital of approximately $0.6 million.
     Fiscal year 2006 decreases in operating cash flows, caused by working capital changes, include an increase in accounts receivable of $5.0 million, an increase in prepaid expenses and other assets of $2.0 million, an increase in income tax receivable of $1.2 million, an increase in inventory of $0.5 million, and an increase in advance to suppliers of $0.3 million, partially offset by an increase in payable to growers of $4.6 million, an increase in trade accounts payable and accrued expenses of $2.9 million and a net decrease in deferred income taxes totaling $0.9 million.
     Increases in our accounts receivable balance as of October 31, 2006, when compared to October 31, 2005, primarily reflect a significantly higher volume of California avocado sales recorded in the month of October 2006, as compared to October 2005. Similarly, the amounts payable to our growers also reflects the increase in the volume of California avocados received in the month of October 2006, as compared to October 2005. These volume level fluctuations are consistent with the harvests experienced in the related years. Additionally, the increase in our prepaid expenses and other assets as of October 31, 2006, when compared to October 31, 2005, is primarily related to advances made pursuant to our Grower Development Program. The increase in our income tax receivable is primarily related to estimated payments made in fiscal 2006, as well as overpayments of taxes made in the prior year that were credited during fiscal 2006.
     Increases in our trade accounts payable and accrued expenses as of October 31, 2006, when compared to October 31, 2005, primarily reflect accruals for bonuses to employees, additional accruals for vendors used in the ordinary course of California business, as well as accruals related to purchased fruit.
     Cash used in investing activities was $4.7 million, $11.9 million, and $8.5 million for fiscal years 2006, 2005, and 2004. Fiscal year 2006 cash flows used in investing activities include capital expenditures of $4.5 million, principally related to the construction of coolers for our ProRipeVIP™ avocado ripening program, payments for Aweta AFS technology and equipment, and the acquisition of avocado bins.
     Cash used in financing activities was $4.2 million, and $0.7 million for fiscal years 2006 and 2004, while cash provided by financing activities was $6.9 million for fiscal year 2005. Cash used during fiscal year 2006 primarily includes the payment of a dividend totaling $4.6 million, a payment related to our long-term obligation of $1.3 million, as well as a $1.2 million payment to retire 120,000 shares of our common stock. These cash usages were partially offset, however, by proceeds from our short-term borrowings totaling $2.4 million.
     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of October 31, 2006 and 2005 totaled $0.1 million and $1.1 million. Our working capital at October 31, 2006 was $12.0 million compared to $17.6 million at October 31, 2005. The overall working capital decrease primarily reflects additional short-term borrowings, as well as additional accrued expenses and trade accounts payable.
     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. In October 2006, we renewed and extended one of our short-term, non-collateralized, revolving credit facilities. Our two credit facilities now expire in February 2010 and April 2008 and are with separate banks. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $24 million, with a weighted-average interest rate of 6.2% and 4.8% at October 31, 2006 and 2005. Under these credit facilities, we had $3.8 million and $1.4 million outstanding as of October 31, 2006 and 2005. The credit facilities contain various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at October 31, 2006, except for the working capital covenants with which we obtained appropriate waivers.
     The following table summarizes contractual obligations pursuant to which we are required to make cash payments. The information is presented as of our fiscal year ended October 31, 2006:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations (including interest)	$12,381	$1,382	$4,128	$2,748	$4,123
Short-term borrowings	3,804	3,804	—	—	—
Defined benefit plan	414	47	141	94	132
Operating lease commitments	5,670	1,279	1,638	746	2,007

Total	$22,269	$6,512	$5,907	$3,588	$6,262

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
     With similar precision, amounts remitted to the Hass Avocado Board (HAB) in connection with their assessment program (see Item 7 for further discussion), are likewise not determinable until the fruit is actually delivered to us. HAB assessments are primarily used to fund marketing, research, and promotion efforts.
     We have commitments for capital expenditures totaling approximately $1.1 million as of October 31, 2006.
Impact of Recently Issued Accounting Pronouncements
     See Note 2 of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Our financial instruments include cash and cash equivalents, accounts receivable, notes receivable from shareholders, payable to growers, accounts payable, current borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2006.

(All amounts in thousands)	Expected maturity date October 31,
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$50	$—	$—	$—	$—	$—	$50	$50
Accounts receivable (1)	24,202	—	—	—	—	—	24,202	24,202
Notes receivable from shareholders (2)	2,430	—	—	—	—	—	2,430	2,278

Liabilities
Payable to growers (1)	$6,334	$—	$—	$—	$—	$—	$6,334	$6,334
Accounts payable (1)	4,046	—	—	—	—	—	4,046	4,046
Current borrowings pursuant to credit facilities (1)	3,804	—	—	—	—	—	3,804	3,804
Fixed-rate long-term obligations (3)	1,308	1,306	1,300	1,300	1,300	5,200	11,714	10,768

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Notes receivable from shareholders bear interest at 7.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 9.25%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $40,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 3.3% to 5.7% with a weighted-average interest rate of 5.7%. We believe that loans with a similar risk profile would currently yield a return of 7.7%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $434,000.
     We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.
     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Consequently, the spot rate for the Mexican peso has a moderate impact on our operating results. However, we do not believe that this impact is sufficient to warrant the use of derivative instruments to hedge the fluctuation in the Mexican peso. Total foreign currency gains and losses for each of the three years in the period ended October 31, 2006 do not exceed $0.1 million.

Item 8. Financial Statements and Supplementary Data
CALAVO GROWERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	October 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$50	$1,133
Accounts receivable, net of allowances of $1,833 (2006) and $2,688 (2005)	24,202	19,253
Inventories, net	10,569	10,096
Prepaid expenses and other current assets	4,934	5,879
Advances to suppliers	1,406	1,141
Income taxes receivable	2,268	893
Deferred income taxes	2,348	2,651

Total current assets	45,777	41,046
Property, plant, and equipment, net	19,908	16,897
Investment in Limoneira	33,879	45,634
Investment in Maui Fresh, LLC	229	—
Goodwill	3,591	3,591
Other assets	4,110	1,314

	$107,494	$108,482

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$6,334	$1,753
Trade accounts payable	4,046	1,892
Accrued expenses	13,689	12,482
Short-term borrowings	3,804	1,424
Dividend payable	4,573	4,564
Current portion of long-term obligations	1,308	1,313

Total current liabilities	33,754	23,428
Long-term liabilities:
Long-term obligations, less current portion	10,406	11,719
Deferred income taxes	4,391	8,589

Total long-term liabilities	14,797	20,308
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock ($0.001 par value, 100,000 shares authorized; 14,293 and 14,362 shares outstanding at October 31, 2006 and 2005)	14	14
Additional paid-in capital	37,109	37,240
Notes receivable from shareholders	(2,430)	(2,636)
Accumulated other comprehensive income	6,293	13,386
Retained earnings	17,957	16,742

Total shareholders’ equity	58,943	64,746

	$107,494	$108,482

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended October 31,
	2006	2005	2004
Net sales	$273,910	$258,822	$274,218
Cost of sales	244,639	237,088	248,814

Gross margin	29,271	21,734	25,404
Selling, general and administrative	19,954	18,588	15,920
Restructuring charge	—	—	185

Operating income	9,317	3,146	9,299
Equity in earnings from Maui Fresh, LLC	79	—	—
Interest income	356	348	388
Interest expense	(943)	(399)	(66)
Other income, net	599	2,408	156

Income before provision for income taxes	9,408	5,503	9,777
Provision for income taxes	3,620	2,181	3,567

Net income	$5,788	$3,322	$6,210

Net income per share:
Basic	$0.40	$0.24	$0.46

Diluted	$0.40	$0.24	$0.46

Number of shares used in per share computation:
Basic	14,304	13,892	13,497

Diluted	14,354	13,985	13,582

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(All amounts in thousands)

	Year ended
	October 31,
	2006	2005	2004
Net income	$5,788	$3,322	$6,210

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	(11,755)	22,184	—
Income tax (expense) benefit related to items of other comprehensive income (loss)	4,662	(8,798)	—

Other comprehensive income (loss), net of tax	(7,093)	13,386	—

Comprehensive income (loss)	$(1,305)	$16,708	$6,210

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

				Notes	Accumulated
			Additional	Receivable	Other
	Common Stock		Paid-in	From	Comprehensive	Retained
	Shares	Amount	Capital	Shareholders	Income	Earnings	Total
Balance, October 31, 2003	12,930	$13	$24,727	$(3,563)	$—	$15,970	$37,147
Purchase acquisition	577	1	4,049	—	—	—	4,050
Stock compensation expense	—	—	46	—	—	—	46
Collections on shareholder notes receivable	—	—	—	680	—	—	680
Dividend declared to shareholders	—	—	—	—	—	(4,196)	(4,196)
Net income	—	—	—	—	—	6,210	6,210

Balance, October 31, 2004	13,507	14	28,822	(2,883)	—	17,984	43,937
Exercise of stock options and income tax benefit of $59	55	—	334	—	—	—	334
Stock compensation expense	—	—	84	—	—	—	84
Issuance of stock to Limoneira	1,000	1	9,999	—	—	—	10,000
Unrealized gain on Limoneira investment, net	—	—	—	—	13,386	—	13,386
Retirement of common stock	(200)	(1)	(1,999)	—	—	—	(2,000)
Collections on shareholder notes receivable	—	—	—	247	—	—	247
Dividend declared to shareholders	—	—	—	—	—	(4,564)	(4,564)
Net income	—	—	—	—	—	3,322	3,322

Balance, October 31, 2005	14,362	14	37,240	(2,636)	13,386	16,742	64,746

Exercise of stock options and income tax benefit of $146	51	—	403	—	—	—	403
Stock compensation expense	—	—	666	—	—	—	666
Unrealized loss on Limoneira investment, net	—	—	—	—	(7,093)	—	(7,093)
Retirement of common stock	(120)	—	(1,200)	—	—	—	(1,200)
Collections on shareholder notes receivable	—	—	—	206	—	—	206
Dividend declared to shareholders	—	—	—	—	—	(4,573)	(4,573)
Net income	—	—	—	—	—	5,788	5,788

Balance, October 31, 2006	14,293	$14	$37,109	$(2,430)	$6,293	$17,957	$58,943

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$5,788	$3,322	$6,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,035	2,862	2,648
Provision for losses on accounts receivable	14	475	25
Income from Maui Fresh, LLC	(79)	—	—
Stock compensation expense	666	84	46
Loss (gain) on disposal of property, plant, and equipment	23	(1,668)	—
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(4,963)	1,403	(4,596)
Inventories, net	(473)	1,279	(3,354)
Prepaid expenses and other assets	(1,969)	(723)	2,798
Advances to suppliers	(265)	1,272	(1,789)
Income taxes receivable	(1,229)	(31)	(803)
Deferred income taxes	767	(1,925)	(320)
Payable to growers	4,581	(4,036)	2,343
Trade accounts payable and accrued expenses	2,923	3,254	1,303
Income tax payable	—	—	(51)

Net cash provided by operating activities	7,819	5,568	4,460
Cash Flows from Investing Activities:
Direct costs of acquisition of Maui Fresh International, Inc.	—	—	(65)
Acquisitions of property, plant, and equipment	(4,513)	(1,874)	(8,409)
Cash settlement of the acquisition of Limoneira stock, net of our common stock issued	—	(13,450)	—
Investment in Maui Fresh, LLC	(150)	—	—
Proceeds from sale of building	—	3,383	—

Net cash used in investing activities	(4,663)	(11,941)	(8,474)
Cash Flows from Financing Activities:
Dividend paid to shareholders	(4,564)	(4,052)	(3,376)
Proceeds from (repayments of) short-term borrowings, net	2,380	(576)	2,000
Proceeds from issuance of long-term debt	—	13,000	—
Payments on long-term obligations	(1,318)	(24)	(29)
Retirement of common stock	(1,200)	(2,000)	—
Proceeds from stock option exercises	257	275	—
Proceeds from collection of shareholder notes receivable	206	247	680

Net cash provided by (used in) financing activities	(4,239)	6,870	(725)

Net increase (decrease) in cash and cash equivalents	(1,083)	497	(4,739)
Cash and cash equivalents, beginning of year	1,133	636	5,375

Cash and cash equivalents, end of year	$50	$1,133	$636

Supplemental Information -
Cash paid during the year for:
Interest	$943	$399	$66

Income taxes	$4,091	$3,875	$4,899

Noncash Investing and Financing Activities:
Tax receivable increase related to stock option exercise	$146	$59	$—

Declared dividends payable	$4,573	$4,564	$4,052

Issuance of our common stock in Limoneira transaction	$—	$10,000	$—

Construction in progress included in trade accounts payable and accrued expenses	$438	$396	$—

Unrealized holding gains (losses)	$(11,755)	$22,184	$—

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

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the business
Business
     Calavo Growers, Inc. (Calavo, the Company, we, us or our) procures and markets avocados and other perishable commodities and prepares and distributes processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. Through our three operating facilities in southern California, our distribution center in Texas, and our two facilities in Mexico, we sort and pack avocados procured in California and Mexico and prepare processed avocado products. Additionally, we procure avocados internationally, principally from Mexico, Chile, and the Dominican Republic, and distribute other perishable foods, such as Hawaiian grown papayas. During the second quarter of fiscal 2006, we combined our California avocados and international avocados and perishable food products reporting segments. As a result, we now report our operations in two business segments: (1) fresh products and (2) processed products. See footnote 11 for further explanation.
2. Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.
     Our consolidated financial statements include the accounts of Calavo Growers, Inc. and our wholly owned subsidiaries, Calavo Foods, Inc. Calavo de Mexico S.A. de C.V. Calavo Foods de Mexico S.A. de C.V. and Maui Fresh International, Inc. (Maui). All intercompany accounts and transactions have been eliminated.
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
Property, Plant, and Equipment
     Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are stated at cost and amortized over the lesser of their estimated useful lives or the term of the lease, using the straight-line method. Useful lives are as follows: buildings and improvements — 7 to 50 years; leasehold improvements — the lesser of the term of the lease or 7 years; equipment — 7 to 25 years; information systems hardware and software – 3 to 15 years. Significant repairs and maintenance that increase the value or extend the useful life of our fixed asset are capitalized. Replaced units are written off. Ordinary maintenance and repairs are charged to expense.
     We capitalize software development costs for internal use in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. We amortize such costs using the straight-line basis over estimated useful lives. The net book value of capitalized computer software costs was $1.5 million and $1.3 million as of October 31, 2006 and 2005 and the related depreciation expense was $0.2 million and $0.3 million for the fiscal years ended October 31, 2006 and 2005.
Goodwill and Acquired Intangible Assets
     The purchase method of accounting for business combinations requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill is tested for impairment annually, or when a possible impairment is indicated, using the fair value based test prescribed by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The impairment test requires us to compare the fair value of business reporting units to carrying value, including goodwill. We primarily use an “income approach” (which considers the present value of future cash flows) in combination with a “market approach” (which considers what other purchasers in the marketplace have paid for similar businesses) to determine fair value. Future cash flows typically include operating cash flows for the business for three to five years and an estimated terminal value. Management judgment is required in the estimation of future operating results and to determine the appropriate terminal values. Future operating results and terminal values could differ from the estimates and could require a provision for impairment in a future period. We performed our annual assessment of goodwill and determined that no impairment existed as of October 31, 2006.
     Included in other assets in the accompanying consolidated financial statements are the following intangible assets: customer-related intangibles of $590,000 (accumulated amortization of $324,000 at October 31, 2006), brand name intangibles of $275,000 and other identified intangibles totaling $2,000 (accumulated amortization of $2,000 at October 31, 2006). The customer-related intangibles are being amortized over five years. The intangible asset related to the brand name currently has an indefinite remaining useful life and, as a result, is not currently subject to amortization. We performed our annual assessment of the brand name intangible and determined that no impairment existed as of October 31, 2006. We anticipate recording amortization expense related to customer-related intangibles of approximately $119,000 per annum from fiscal 2007 and fiscal 2008, with the remaining amortization expense of approximately $28,000 recorded in fiscal 2009.
Long-lived Assets
     Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less then the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. We have evaluated our long-lived assets and determined that no impairment existed as of October 31, 2006.
Investments
     We account for non-marketable investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control, an investee. Significant influence generally exists when we have an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. Additional investments by other parties in the investee, if any, will result in a reduction in our ownership interest, and the resulting gain or loss will be recorded in our consolidated statements of income. See Note 16.
Marketable Securities
     We account for marketable securities in accordance with provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). SFAS 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Our marketable securities consist of our investment in Limoneira stock (see Note 12). These securities are carried at fair value as determined from quoted market prices. The estimated fair value, cost, and gross unrealized gain related to such investment was $33.9 million, $23.5 million and $10.4 million as of October 31, 2006. The estimated fair value, cost, and gross unrealized gain related to such investment was $45.7 million, $23.5 million and $22.2 million as of October 31, 2005.
Advances to Suppliers
     We advance funds to third-party growers primarily in Chile and Mexico for various farming needs. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. We continuously evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance. No such allowance was required at October 31, 2006, nor October 31, 2005.

Accrued Expenses
     Included in accrued expenses at October 31, 2006 are un-vouchered receipts and management bonuses of approximately $2.3 million and $1.0 million. Included in accrued expenses at October 31, 2005 are un-vouchered receipts of $1.0 million and no management bonus accrual.
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
Consignment Arrangements
     We enter into consignment arrangements with avocado growers and packers located outside of the United States and growers of certain perishable products in the United States. Although we generally do not take legal title to avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. Amounts recorded for each of the fiscal years ended October 31, 2006, 2005 and 2004 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2006	2005	2004
Sales	$10,127	$27,171	$27,346
Cost of Sales	8,943	25,456	25,500

Gross Margin	$1,184	$1,715	$1,846

Advertising Expense
     Advertising costs are expensed when incurred. Such costs in fiscal 2006, 2005, and 2004 were approximately $0.4 million, $0.3 million, and $0.2 million.
Other income, net
     Included in other income, net is dividend income totaling $0.4 million and $0.2 million for fiscal years 2006 and 2005. We did not have significant dividend income for fiscal year 2004.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to valuation allowances for accounts receivable, goodwill, grower advances, inventories, long-lived assets, valuation of and estimated useful lives of identifiable intangible assets, stock-based compensation, promotional allowances and income taxes. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.
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
Basic and Diluted Net Income per Share
     Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock options. The basic weighted-average number of common shares outstanding was 14,304,000, 13,892,000, and 13,497,000 for fiscal years 2006, 2005, and 2004. Diluted earnings per common share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock options, which were 50,000, 93,000, and 85,000 for fiscal years 2006, 2005 and 2004. There were no anti-dilutive options for fiscal years 2006, 2005 and 2004.
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
     During the year ended October 31, 2005 and 2004, we recognized $84,000 and $50,000 of compensation expense with respect to stock option awards pursuant to APB 25, which was charged to the consolidated statement of operations. For the years ended October 31, 2005 and 2004, had stock-based compensation been accounted for based on the estimated grant date fair values, as defined by SFAS No. 123, the Company’s net income and net income per share would have been the following pro forma amounts (in thousands, except per share amounts):

	Year ended
	October 31,
	2005	2004
Net Income:
As reported	$3,322	$6,210
Add: Total stock-based compensation expense determined under APB 25 and related interpretations, net of tax effects	51	28
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(54)	(28)

Pro forma	$3,319	$6,210

	Year ended
	October 31,
	2005	2004
Net income per share, as reported:
Basic	$0.25	$0.46
Diluted	$0.25	$0.46

Net income per share, pro forma:
Basic	$0.25	$0.46
Diluted	$0.25	$0.46
     The fair value of the options granted in fiscal year 2005 and 2004 has been estimated at the date of grant using the Black-Scholes and lattice-based option pricing model with the following assumptions:

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
     In August 2005, our Board of Directors approved the issuance of options to acquire a total of 400,000 shares of our common stock to various employees of the Company. The options vest if the closing price of our common stock is at least $11.00 per share at any time throughout the life of the option. At no time, however, may any options vest within one year from the date of grant. Additionally, such options have an exercise price of $9.10 per share and a term of 5 years from the grant date. The market price of our common stock at the grant date was $9.10. In April 2006, the price of our common stock reached $11/per share. Therefore, all 400,000 options related to our stock option grant that took place in August 2005 vested in August 2006 (for those persons still employed). The achievement of this market condition resulted in a decrease in the initial, estimated derived service period. As a result, we recorded total stock-based compensation expense related to this stock option grant of $616,000 during the year ended October 31, 2006. During the year ended October 31, 2006, we recognized total stock-based compensation expense of $666,000 for stock options in our consolidated statement of operations.
     The value of each option award that contains a market condition is estimated using a lattice-based option valuation model, while all other option awards are valued using the Black-Scholes-Merton option valuation model. We primarily consider the following assumptions when using these models: (1) expected volatility, (2) expected dividends, (3) expected term and (4) risk-free rate. Such models also consider the intrinsic value in the estimation of fair value of the option award. Forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
     There were no options granted during the year ended October 31, 2006.
     The Black-Scholes-Merton and lattice-based option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because options held by our directors and employees have characteristics significantly different from those of traded options, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of these options.
Foreign Currency Translation and Remeasurement
     Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries is the United States dollar. As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements are included in income. Gains and losses resulting from foreign currency transactions are also recognized currently in income. Total foreign currency gains and losses for each of the three years ended October 31, 2006 do not exceed $0.1 million.
Fair Value of Financial Instruments
     We believe that the carrying amounts of cash and cash equivalents, accounts receivable, notes receivable from shareholders, and accounts payable approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets. We believe that our fixed-rate long-term obligations have a fair value of approximately $10.8 million as of October 31, 2006, with a corresponding carrying value of approximately $11.7 million.
Derivative Financial Instruments
     We do not presently engage in derivative or hedging activities. In addition, we have reviewed agreements and contracts and have determined that we have no derivative instruments, nor do any of our agreements and contracts contain embedded derivative instruments, as of October 31, 2006.
Recent Accounting Pronouncements
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
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 on Quantifying Misstatements. SAB No. 108 requires companies to use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under the dual approach. SAB No. 108 also provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged. We do not believe that the adoption of SAB 108 will have a significant impact on our financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 157 will have on our financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We will adopt SFAS No. 158 as of the end of fiscal 2007. We are currently assessing the impact the adoption of SFAS No. 158 will have on our financial position and results of operations.
Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders. For the fiscal year ended October 31, 2006, other comprehensive loss includes the unrealized loss on our Limoneira investment totaling $7.1 million, net of income taxes. Limoneira’s stock price at October 31, 2006 equaled $196 per share. For the fiscal year ended October 31, 2005, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $13.4, net of income taxes. Limoneira’s stock price at October 31, 2005 equaled $264 per share. There was no significant difference between comprehensive income and net income for the fiscal year ended October 31, 2004.
3. Inventories
     Inventories consist of the following (in thousands):

	October 31,
	2006	2005
Fresh fruit	$4,961	$3,525
Packing supplies and ingredients	2,380	2,015
Finished processed foods	3,228	4,556

	$10,569	$10,096

     Cost of goods sold for fiscal years 2005 and 2004 include inventory write-downs of $0.1 million, $0.3 million. Write-downs in fiscal 2005 primarily related to a reduction in the cost of pulp used in certain processed avocado products. Write-downs in fiscal year 2004 primarily related to improper handling of product, which we believe related to a subcontractor’s error. We did not have any write-downs in fiscal 2006.
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

4. Property, Plant, and Equipment
     Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2006	2005
Land	$947	$952
Buildings and improvements	13,840	13,611
Leasehold improvements	171	212
Equipment	31,793	28,889
Information systems — Hardware and software	4,324	3,997
Construction in progress	2,841	1,349

	53,916	49,010
Less accumulated depreciation and amortization	(34,008)	(32,113)

	$19,908	$16,897

     In March 2005, we completed the sale of our corporate headquarters building for $3.4 million. This transaction resulted in a pre-tax gain on sale of approximately $1.7 million, which is included in other income, net. In conjunction with such sale, we relocated our corporate offices to Santa Paula, California in March 2005. Total expenses related to such relocation approximated $0.4 million. Depreciation expense was $1.9 million, $2.7 million and $2.6 million for fiscal years 2006, 2005, and 2004.
5. Other Assets
     During 1999, we established a Grower Development Program whereby funds can be advanced to growers in exchange for their commitment to deliver a minimum volume of avocados on an annual basis. These commitments to deliver fruit generally extend over a multi-year period. During fiscal 2006 and as of October 31, 2006, we advanced $3.3 million ($1.2 million was paid in cash, the remainder via receivable restructuring) to certain growers. Advances are not repaid and are amortized to cost of goods sold over the term of the related agreements, up to a maximum of approximately 11 years. The financial statements for fiscal years 2006, 2005 and 2004 include a charge of approximately $298,000, $322,000 and $322,000 representing the amortization of these advances. During fiscal 2005, no amounts were advanced pursuant to this program and $0.3 million was included in other assets as of October 31, 2005.
6. Short-Term Borrowings
     In October 2006, we renewed and extended one of our short-term, non-collateralized, revolving credit facilities. Our two credit facilities now expire in February 2010 and April 2008 and are with separate banks. Under the terms of these agreements, we are advanced funds for working capital purposes. Total credit available under the combined short-term borrowing agreements was $24 million, with a weighted-average interest rate of 6.2% and 4.8% at October 31, 2006 and 2005. Under these credit facilities, we had $3.8 million and $1.4 million outstanding as of October 31, 2006 and 2005. The credit facilities contain various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at October 31, 2006, except for the working capital covenants with which we obtained appropriate waivers.
7. Employee Benefit Plans
     We sponsor two defined contribution retirement plans for salaried and hourly employees. Expenses for these plans approximated $502,000, $399,000, and $409,000 for fiscal years 2006, 2005 and 2004, which are included in selling, general and administrative expenses in the accompanying financial statements.
     We also sponsor a non-qualified defined benefit plan for two retired executives. Pension expenses, net of actuarial gains, approximated $46,000 for the year ended October 31, 2006. Pension expenses and actuarial losses approximated $65,000 and $49,000 for the years ended October 31, 2005, and 2004. These amounts are included in selling, general and administrative expenses in the accompanying financial statements.

     Components of the change in projected benefit obligation for fiscal year ends consist of the following (in thousands):

	2006	2005
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$510	$500
Interest cost	29	28
Actuarial loss (gain)	(75)	37
Benefits paid	(50)	(55)

Projected benefit obligation at end of year (unfunded)	$414	$510

     The following is a reconciliation of the unfunded status of the plans at fiscal year ends included in accrued expenses (in thousands):

	2006	2005
Projected benefit obligation	$414	$510
Unrecognized net (gain) loss	—	—

Recorded pension liabilities	$414	$510

     Significant assumptions used in the determination of pension expense consist of the following:

	2006	2005
Discount rate on projected benefit obligation	6.00%	6.00%
8. Commitments and Contingencies
Commitments and guarantees
     We lease facilities and certain equipment under non cancelable operating leases expiring at various dates through 2021. We are committed to make minimum cash payments under these agreements as of October 31, 2006 as follows (in thousands):

2007	$1,279
2008	585
2009	547
2010	506
2011	381
Thereafter	2,372

$5,670

     In August 2006, we entered into an operating lease agreement with Columbia New Jersey Commodore Industrial, LLC to rent approximately 30,000 square feet of building space in Swedesboro, New Jersey. This lease enables us to not only invest in our ProRipeVIPTM avocado ripening program, but also expand our refrigeration and storage capabilities. The lease has a term of approximately 15 years and includes scheduled rent increases. Pursuant to FASB Technical Bulletin 85-3, our straight-line rent expense for such lease will approximate $13,000 per month for the duration of such lease. This facility commenced operations during the first quarter of fiscal 2007.
     Total rent expense amounted to approximately $1.5 million, $1.2 million and $1.1 million for the years ended October 31, 2006, 2005, and 2004. Rent to Limoneira, for our corporate office, amounted to approximately $0.2 million and $0.1 million for fiscal year 2006 and 2005. We are committed to rent our corporate facility through fiscal 2015 at an annual rental of $0.2 million per annum. See footnote 12 for further explanation.
     We indemnify our directors and have the power to indemnify each of our officers, employees and other agents, to the maximum extent permitted by applicable law. The maximum amount of potential future payments under such indemnifications is not determinable. No amounts have been accrued in the accompanying financial statements.
     We have commitments for capital expenditures totaling approximately $1.1 million as of October 31, 2006.

Litigation
     We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000. During the first quarter of fiscal 2005, we received an assessment totaling approximately $2.0 million from Hacienda related to the amount of income at our Mexican subsidiary. Based primarily on discussions with legal counsel and the evaluation of our claim, we believe that Hacienda’s position has no merit and that the Company will prevail. Accordingly, no amounts have been provided in the financial statements as of October 31, 2006. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to this assessment.
     We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
9. Related-Party Transactions
     We sell papayas procured from an entity owned by the Chairman of our Board of Directors and CEO. Sales of papayas amounted to approximately $4,822,000, $6,251,000, and $6,846,000 for the years ended October 31, 2006, 2005 and 2004, resulting in gross margins of approximately $285,000, $510,000, and $864,000. Net amounts due to this entity approximated $213,000 and $79,000 at October 31, 2006, and 2005.
     Certain members of our Board of Directors market avocados through Calavo pursuant to our customary marketing agreements. During the years ended October 31, 2006, 2005 and 2004, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors, was $17.2 million, $5.2 million, and $4.7 million. Accounts payable to these Board members were $0.6 million and $0.2 million as of October 31, 2006 and 2005.
     In August 2005, we repurchased 200,000 shares of our common stock at an average price per share of $10.00 from the estate of a deceased former member of our Board of Directors. In December 2005, we repurchased another 120,000 shares of our common stock at an average price per share of $10.00 from the same estate.
     See Note 12 for discussion related to our investment in Limoneira. During fiscal 2006 and 2005, we received $0.4 million and $0.2 million as dividend income from Limoneira.
10. Income Taxes
     The income tax provision consists of the following for the years ended October 31 (in thousands):

	2006	2005	2004
Current:
Federal	$2,423	$3,046	$3,018
State	598	767	844
Foreign	63	293	25

Total current	3,084	4,106	3,887
Deferred	536	(1,925)	(320)

Total income tax provision	$3,620	$2,181	$3,567

     At October 31, 2006 and 2005, gross deferred tax assets totaled approximately $2.9 million and $3.1 million, while gross deferred tax liabilities totaled approximately $4.9 million and $9.1 million. Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

     Significant components of our deferred taxes as of October 31, 2006 and 2005 are as follows:

	2006	2005
Allowances for accounts receivable	$1,779	$2,065
Inventories	292	325
State taxes	62	80
Accrued liabilities	215	181

Current deferred income taxes	2,348	2,651

Property, plant, and equipment	(541)	217
Intangible assets	(231)	(282)
Unrealized Gain, Limoneira investment	(4,136)	(8,798)
Retirement benefits	177	218
Stock-based compensation	340	56

Long-term deferred income taxes	$(4,391)	$(8,589)

     A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income is as follows:

	2006	2005	2004
Federal statutory tax rate	35%	35%	35%
State taxes, net of federal effects	5	5	5
Foreign income taxes greater (less) than U.S.	(1)	1	(3)
Benefit of lower federal tax brackets	(1)	(1)	(1)
Other	—	—	—

	38%	40%	36%

     We intend to reinvest our accumulated foreign earnings, which approximated $3.3 million at October 31, 2006, indefinitely. As a result, we have not provided any deferred income taxes on such unremitted earnings.
     For fiscal years 2006, 2005 and 2004, income before income taxes related to domestic operations was approximately $8.9 million, $4.8 million, and $9.0 million. For fiscal years 2006, 2005 and 2004, income before income taxes related to foreign operations was approximately $0.5 million, $0.7 million and $0.8 million.
11. Segment Information
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

	Fresh	Processed	Inter-segment
	products	products	eliminations	Total
	(All amounts are presented in thousands)
Year ended October 31, 2006
Net sales	$246,421	$43,248	$(15,759)	$273,910
Cost of sales	227,748	32,650	(15,759)	244,639

Gross margin	$18,673	$10,598	$—	$29,271

	Fresh	Processed	Inter-segment
	products	products	eliminations	Total
	(All amounts are presented in thousands)
Year ended October 31, 2005
Net sales	$246,139	$34,699	$(22,016)	$258,822
Cost of sales	229,068	30,036	(22,016)	237,088

Gross margin	$17,071	$4,663	$—	$21,734

Year ended October 31, 2004
Net sales	$257,909	$32,749	$(16,440)	$274,218
Cost of sales	235,849	29,405	(16,440)	248,814

Gross margin	$22,060	$3,344	$—	$25,404

     The following table sets forth sales by product category, by segment (in thousands):

	Year ended October 31, 2006
	Fresh	Processed
	products	products	Total
Third-party sales:
California avocados	$140,995	$—	$140,995
Imported avocados	51,211	—	51,211
Papayas	4,811	—	4,811
Specialities and tropicals	9,724	—	9,724
Processed — food service	—	34,021	34,021
Processed — retail and club	—	10,454	10,454

Total fruit and product sales to third-parties	206,741	44,475	251,216
Freight and other charges	30,156	637	30,793

Total third-party sales	236,897	45,112	282,009
Less sales incentives	(8)	(8,091)	(8,099)

Total net sales to third-parties	236,889	37,021	273,910
Intercompany sales	9,532	6,227	15,759

Net sales before eliminations	$246,421	$43,248	289,669

Intercompany sales eliminations			(15,759)

Consolidated net sales			$273,910

	Year ended October 31, 2005
	Fresh	Processed
	products	products	Total
Third-party sales:
California avocados	$104,481	$—	$104,481
Imported avocados	81,756	—	81,756
Papayas	6,251	—	6,251
Specialities and tropicals	13,777	—	13,777
Processed — food service	—	28,307	28,307
Processed — retail and club	—	6,766	6,766

Total fruit and product sales to third-parties	206,265	35,073	241,338
Freight and other charges	24,129	258	24,387

Total third-party sales	230,394	35,331	265,725
Less sales incentives	(105)	(6,798)	(6,903)

Total net sales to third-parties	230,289	28,533	258,822
Intercompany sales	15,850	6,166	22,016

Net sales before eliminations	$246,139	$34,699	280,838

Intercompany sales eliminations			(22,016)

Consolidated net sales			$258,822

	Year ended October 31, 2004
	Fresh	Processed
	Products	Products	Total
Third-party sales:
California avocados	$150,159	$—	$150,159
Imported avocados	54,589	—	54,589
Papayas	6,846	—	6,846
Specialities and tropicals	14,233	—	14,233
Processed — food service	—	27,352	27,352
Processed — retail and club	—	4,285	4,285

Total fruit and product sales to third-parties	225,827	31,637	257,464
Freight and other charges	22,914	534	23,448

Total third-party sales	248,741	32,171	280,912
Less sales incentives	(179)	(6,515)	(6,694)

Total net sales to third-parties	248,562	25,656	274,218
Intercompany sales	9,347	7,093	16,440

Net sales before eliminations	$257,909	$32,749	290,658

Intercompany sales eliminations			(16,440)

Consolidated net sales			$274,218

     Long-lived assets attributed to geographic areas as of October 31 are as follows (in thousands):

	United States	Mexico	Consolidated
2006	$50,014	$11,703	$61,717
2005	$55,587	$11,849	$67,436
     Sales to customers outside the United States were approximately $13.8 million, $15.9 million and $16.2 million for the three years ended October 31, 2006.
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

13. Long-Term Obligations
     Long-term obligations at fiscal year ends consist of the following (in thousands):

	2006	2005
Farm Credit West, PCA	$11,700	$13,000
Other	14	32

	11,714	13,032
Less current portion	(1,308)	(1,313)

	$10,406	$11,719

     In July 2005, we entered into a non-collateralized term loan agreement with Farm Credit West, PCA to finance the purchase of our Limoneira Stock. Pursuant to such agreement, we borrowed $13.0 million, which is to be repaid in 10 annual installments of $1.3 million. Such annual installments began July 2006 and continue through July 2015. Interest is paid monthly, in arrears, and began in August 2005, and will continue through the life of the loan. Such loan bears interest at a fixed rate of 5.70%.
     Such loan contains various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at October 31, 2006, except for the working capital covenants with which we obtained appropriate waivers.
     At October 31, 2006, annual debt payments are scheduled as follows (in thousands):

Total
Year ending October 31:
2007	$1,308
2008	1,306
2009	1,300
2010	1,300
2011	1,300
Thereafter	5,200

$11,714

14. Stock-Based Compensation
     In November 2001, our Board of Directors approved two stock-based compensation plans.
The Directors Stock Option Plan
     Participation in the director’s stock option plan is limited to members of our Board of Directors. The plan makes available to the Board of Directors, or a plan administrator, the right to grant options to purchase up to 3,000,000 shares of common stock. In connection with the adoption of the plan, the Board of Directors approved an award of fully vested options to purchase 1,240,000 shares of common stock at an exercise price of $5.00 per share. We anticipate terminating this plan during fiscal 2007. Outstanding options would not be impacted by such termination.
     In January 2002, members of our Board of Directors elected to exercise options to purchase approximately 1,005,000 shares of common stock. The exercise price was paid by delivery of full-recourse promissory notes with a face value of $4,789,000 and by cash payments of approximately $236,000. These notes and the related security agreements provide, among other things, that each director pledge as collateral the shares acquired upon exercise of the stock option, as well as additional shares of common stock held by the directors with a value equal to 10% of the loan amount, if the exercise price was paid by means of a full-recourse note. The notes, which bear interest at 7% per annum, provide for annual interest payments with a final principal payment due March 1, 2007. Directors will be allowed to withdraw shares from the pledged pool of common stock prior to repayment of their notes, as long as the fair value of the remaining pledged shares is at least equal to 120% of the outstanding note balance. The notes have been presented as a reduction of shareholders’ equity as of October 31, 2006 and October 31, 2005.
     In December 2003, our Board of Directors approved the issuance of options to acquire a total of 50,000 shares of our common stock to two members of our Board of Directors. Each option to acquire 25,000 shares vests in substantially equal installments over a three-year period, has an exercise price of $7.00 per share, and has a term of five years from the grant date. The market price of our common stock at the grant date was $10.01. In December 2005, the related stock option agreements were modified to shorten the option terms, as defined. Such modifications were contemplated primarily as a result of Section 409A of the tax code. During the year ended October 31, 2006 and 2005, we recognized approximately $50,000 of compensation expense with respect to these stock option awards.
     A summary of stock option activity follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2005	100	$6.00
Exercised	(51)	$5.04

Outstanding at October 31, 2006	49	$7.00	$138

Exercisable at October 31, 2006	34	$7.00	$94

     The weighted average remaining life of such outstanding options is 2.14 years and the total intrinsic value of options exercised during the year ended October 31, 2006 was $0.2 million. At October 31, 2006, the total unrecognized compensation cost related to such unvested stock options awards was approximately $8,000, which is expected to be recognized over the remaining period of two months. The total fair value of shares vested during the year ended October 31, 2006 was approximately $163,000.
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
     The purchase price was paid by delivery of full-recourse promissory notes with a face value of $1,352,000 and by cash payments of approximately $600,000. These notes and the related security agreements provide, among other things, that each employee pledge as collateral the shares acquired. The notes, which bear interest at 7% per annum, provide for annual interest and principal payments for a period of two to four years. As of October 31, 2006, all outstanding note balances have been paid in full.
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
     In August 2005, our Board of Directors approved the issuance of options to acquire a total of 400,000 shares of our common stock to various employees of the Company. As discussed in footnote 2, these options vested in August 2006. See footnote 2 for further explanation. These options have an exercise price of $9.10 per share and a term of 5 years from the grant date. The market price of our common stock at the grant date was $9.10. During the year ended October 31, 2006, 9,000 options have been forfeited, and the total intrinsic value of options outstanding was $0.3 million. No options have been exercised as of October 31, 2006.
15. Dividends
     In January 2007, we paid a $0.32 per share dividend in the aggregate amount of $4.6 million to shareholders of record on December 15, 2006. In January 2006, we paid a $0.32 per share dividend in the aggregate amount of $4.6 million to shareholders of record on December 15, 2005.

16. Joint Venture in Maui Fresh International, LLC
     In August 2006, we entered into a joint venture agreement with San Rafael Distributing (SRD) for the purpose of the wholesale marketing, sale and distribution of fresh produce from the existing location of SRD at the Los Angeles Wholesale Produce Market (Terminal Market), located in Los Angeles, California. Such joint venture operates under the name of Maui Fresh International, LLC (Maui Fresh LLC) and commenced operations in August 2006. SRD and Calavo each have an equal one-half ownership interest in Maui Fresh, but SRD shall have overall management responsibility for the operations of Maui Fresh at the Terminal Market. Therefore, pursuant to Accounting Principles Board (ABP) 18 and Emerging Issues Task Force (EITF) 03-16, we believe that our level of economic influence is that of “significant.” As such, we will use the equity method to account for our investment.
     Contributions of Calavo to Maui Fresh included the following: (1) the licensing of certain trademarks to Maui Fresh, (2) the transfer and assignment of its existing customer accounts at the Terminal Market to Maui Fresh, (3) to provide sufficient staffing, as defined, and (4) to deposit the sum of approximately $0.2 million to provide for the initial working capital for Maui Fresh.
     Contributions of SRD to Maui Fresh included the following: (1) to transfer all property owned by SRD and located on the Terminal Market premises to Maui Fresh, (2) transfer all existing customer accounts at the Terminal Market to Maui Fresh, (3) SRD has overall management responsibility for the operations of Maui Fresh at the Terminal Market, and (4) to provide certain staffing, as defined. Additionally, SRD has contributed, via both cash and non-cash items, amounts that approximated Calavo’s contribution.
     Commencing on the first anniversary of this agreement and continuing thereafter during the term of the agreement, Calavo shall have the unconditional right, but not the obligation, to purchase the one-half interest in Maui Fresh owned by SRD at a purchase price to be determined pursuant to the agreement. The term of the agreement is for five years, which may be extended, or terminated early, as defined. As of October 31, 2006, we have advanced Maui Fresh approximately $0.4 million for working capital purposes. These advances were made at our own discretion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Calavo Growers, Inc.
     We have audited the accompanying consolidated balance sheet of Calavo Growers, Inc. and subsidiaries (the “Company”) as of October 31, 2006, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended. Our audit also included the 2006 financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calavo Growers, Inc. and subsidiaries at October 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2006 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 2 to the consolidated financial statements, Calavo Growers, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on November 1, 2005.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Calavo Growers Inc.’s internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 15, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Woodland Hills, California
January 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Calavo Growers, Inc.
     We have audited the accompanying consolidated balance sheet of Calavo Growers, Inc. and subsidiaries (the “Company”) as of October 31, 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended October 31, 2005. Our audits also included the financial statement schedule listed at Item 15(a)(2) as of October 31, 2005 and October 31, 2004 and for each of the two years in the period ended October 31, 2005. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of October 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of October 31, 2005 and 2004 and for each of the two years in the period ended October 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
January 31, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2006.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2006 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Calavo Growers, Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Calavo Growers, Inc. maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Calavo Growers, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Calavo Growers, Inc. maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Calavo Growers, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Calavo Growers, Inc. as of October 31, 2006, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for the year then ended of Calavo Growers, Inc. and our report dated January 15, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Woodland Hills, California
January 15, 2007

Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The following consolidated financial statements as of October 31, 2006 and 2005 and for each of the three years in the period ended October 31, 2006 are included herewith:
Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity, Notes to Consolidated Financial Statements, Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
     (2) Supplemental Schedules
Schedule II — Valuation and Qualifying Accounts
All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.
     (3) Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]

2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[7]

3.1	Articles of Incorporation of Calavo Growers, Inc. [1]

3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[3]

10.1	Form of Marketing Agreement for Calavo Growers, Inc.[8]

10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]

10.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]

10.4	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]

10.5	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[4]

10.6	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]

10.7	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[4]

Exhibit
Number	Description
10.8	Term Loan Agreement dated July 1, 2005, between Farm Credit West, PCA, and Calavo Growers, Inc.[5]

10.9	2005 Stock Incentive Plan Of Calavo Growers, Inc.[6]

10.10	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.11	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.12	2001 Stock Option Plan for Directors.[2]

10.13	2001 Stock Purchase Plan for Officers and Employees.[2]

10.14	Line of Credit Agreement between Farm Credit West, PCA and Calavo Growers, Inc., dated October 5, 2006

10.15	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated January 30, 2004[12]

10.16	Renewal Notice for Business Loan Agreement, dated January 30, 2004, Between Bank of America and Calavo Growers, Inc., dated November 18, 2005[9]

10.17	Form of Stock Option Agreement[11]

16	Letter re change in certifying accountant[10]

21.1	Subsidiaries of Calavo Growers, Inc. [1]

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

2	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

3	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

4	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

5	Previously filed on September 9, 2005 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

6	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

7	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

8	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

9	Previously filed on February 1, 2006 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

10	Previously filed on July 3, 2006 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

11	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

12	Previously filed on January 15, 2005 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.
(b) Exhibits
     See subsection (a) (3) above.
(c) Financial Statement Schedules
     See subsection (a) (1) and (2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 15, 2007.

CALAVO GROWERS, INC

By:	/s/ Lecil E. Cole

Lecil E. Cole
Chairman of the Board of Directors,
Chief Executive Officer and President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 15, 2007 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Lecil E. Cole Lecil E. Cole	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

/s/ Arthur J. Bruno Arthur J. Bruno	Chief Operating Officer, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

/s/ James E. Snyder James E. Snyder	Corporate Controller (Principal Accounting Officer)

/s/ Donald M. Sanders Donald M. Sanders	Director

/s/ Fred J. Ferrazzano Fred J. Ferrazzano	Director

/s/ John M. Hunt John M. Hunt	Director

/s/ George H. Barnes George H. Barnes	Director

/s/ J. Link Leavens J. Link Leavens	Director

/s/ Alva V. Snider Alva V. Snider	Director

/s/ Michael D. Hause Michael D. Hause	Director

/s/ Dorcas H. McFarlane Dorcas H. McFarlane	Director

/s/ Egidio Carbone, Jr Egidio Carbone, Jr	Director

/s/ Alan Van Wagner Alan Van Wagner	Director

/s/ Harold Edwards Harold Edwards	Director

/s/ Scott Van Der Kar Scott Van Der Kar	Director

SCHEDULE II
CALAVO GROWERS, INC.
VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Fiscal year	Balance at			Balance at
	ended	beginning			end
	October 31:	of year	Additions(1)	Deductions(2)	of year
Allowance for customer deductions	2004	$659	$3,817	$3,454	$1,022
	2005	1,022	6,791	5,663	2,150
	2006	2,150	5,147	5,952	1,345

Allowance for doubtful accounts	2004	41	25	1	65
	2005	65	475	2	538
	2006	538	56	106	488

(1)	Charged to net sales (customer deductions) or costs and expenses (doubtful accounts).

(2)	Write-off of assets or collection of previously written-off assets

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]

2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[7]

3.1	Articles of Incorporation of Calavo Growers, Inc. [1]

3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[3]

10.1	Form of Marketing Agreement for Calavo Growers, Inc.[8]

10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]

10.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]

10.4	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]

10.5	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[4]

10.6	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]

10.7	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[4]

10.8	Term Loan Agreement dated July 1, 2005, between Farm Credit West, PCA, and Calavo Growers, Inc.[5]

10.9	2005 Stock Incentive Plan Of Calavo Growers, Inc.[6]

10.10	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.11	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.12	2001 Stock Option Plan for Directors.[2]

10.13	2001 Stock Purchase Plan for Officers and Employees.[2]

10.14	Line of Credit Agreement between Farm Credit West, PCA and Calavo Growers, Inc., dated October 5, 2006

10.15	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated January 30, 2004[12]

10.16	Renewal Notice for Business Loan Agreement, dated January 30, 2004, Between Bank of America and Calavo Growers, Inc., dated November 18, 2005[9]

10.17	Form of Stock Option Agreement[11]

16	Letter re change in certifying accountant[10]

21.1	Subsidiaries of Calavo Growers, Inc. [1]

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

2	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

3	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

4	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

5	Previously filed on September 9, 2005 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

6	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

7	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

8	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

9	Previously filed on February 1, 2006 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

10	Previously filed on July 3, 2006 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

11	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

12	Previously filed on January 15, 2005 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.