Form 10-Q
period 2007-01-31
CALAVO GROWERS INC
filed 2007-03-12
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Registrant’s number of shares of common stock outstanding as of January 31, 2007 was 14,292,833

CAUTIONARY STATEMENT
     This Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “will,” and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: increased competition, conducting substantial amounts of business internationally, pricing pressures on agricultural products, adverse weather and growing conditions confronting avocado growers, new governmental regulations, as well as other risks and uncertainties, including but not limited to those set forth in Part I., Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events, or otherwise.

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	January 31,	October 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$191	$50
Accounts receivable, net of allowances of $1,933 (2007) and $1,833 (2006)	26,472	24,202
Inventories, net	12,399	10,569
Prepaid expenses and other current assets	4,865	4,934
Advances to suppliers	3,545	1,406
Income tax receivable	1,524	2,268
Deferred income taxes	2,348	2,348

Total current assets	51,344	45,777
Property, plant, and equipment, net	21,239	19,908
Investment in Limoneira	41,140	33,879
Investment in Maui Fresh, LLC	261	229
Goodwill	3,591	3,591
Other assets	4,012	4,110

	$121,587	$107,494

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$2,745	$6,334
Trade accounts payable	2,675	4,046
Accrued expenses	15,562	13,689
Short-term borrowings	4,791	3,804
Dividend payable	—	4,573
Current portion of long-term obligations	1,308	1,308

Total current liabilities	27,081	33,754
Long-term liabilities:
Long-term obligations, less current portion	22,406	10,406
Deferred income taxes	7,066	4,391

Total long-term liabilities	29,472	14,797
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,293 (2007) and 14,293 (2006) issued and outstanding	14	14
Additional paid-in capital	37,117	37,109
Notes receivable from shareholders	(2,264)	(2,430)
Accumulated other comprehensive income	10,879	6,293
Retained earnings	19,288	17,957

Total shareholders’ equity	65,034	58,943

	$121,587	$107,494

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three months ended
	January 31,
	2007	2006

Net sales	$57,293	$50,647
Cost of sales	50,325	47,275

Gross margin	6,968	3,372
Selling, general and administrative	4,631	4,406

Operating income (loss)	2,337	(1,034)
Other expense, net	(156)	(75)

Income (loss) before provision (benefit) for income taxes	2,181	(1,109)
Provision (benefit) for income taxes	850	(444)

Net income (loss)	$1,331	$(665)

Net income (loss) per share:
Basic	$0.09	$(0.05)

Diluted	$0.09	$(0.05)

Number of shares used in per share computation:
Basic	14,293	14,352

Diluted	14,359	14,352

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	January 31,
	2007	2006

Net income (loss)	$1,331	$(665)

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	7,260	(6,050)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(2,674)	2,399

Other comprehensive income (loss), net of tax	4,586	(3,651)

Comprehensive income (loss)	$5,917	$(4,316)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Three months ended January 31,
	2007	2006

Cash Flows from Operating Activities:
Net income (loss)	$1,331	$(665)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	548	514
Income from Maui Fresh LLC	(32)	—
Stock based compensation	8	72
Provision for losses on accounts receivable	40	12
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(2,310)	(4,327)
Inventories, net	(1,830)	(1,180)
Prepaid expenses and other assets	138	(670)
Advances to suppliers	(2,139)	553
Income taxes receivable	744	(439)
Payable to growers	(3,589)	4,987
Trade accounts payable and accrued expenses	329	567

Net cash used in operating activities	(6,762)	(576)
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(1,677)	(1,099)

Net cash used in investing activities	(1,677)	(1,099)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(4,573)	(4,564)
Proceeds from (payments on) term borrowings, net	12,987	6,417
Exercise of stock options	—	130
Retirement of common stock	—	(1,200)
Collection on notes receivable from shareholders	166	—
Payments on long-term obligations	—	(3)

Net cash provided by financing activities	8,580	780

Net increase (decrease) in cash and cash equivalents	141	(895)
Cash and cash equivalents, beginning of period	50	1,133

Cash and cash equivalents, end of period	$191	$238

Supplemental Information —
Cash paid during the period for:
Interest	$300	$238

Income taxes	$115	$2

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$—	$36

Construction in progress included in trade accounts payable	$173	$157

Unrealized holding gains (losses)	$7,261	$(6,050)

The accompanying notes are an integral part of these consolidated condensed financial statements.

1. Description of the business
Business
     Calavo Growers, Inc. (Calavo, the Company, we, us or our) procures and markets avocados and other perishable commodities and prepares and distributes processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our operating facilities in southern California, Texas, New Jersey, and Mexico, we sort, pack, and/or ripen avocados for distribution both domestically and internationally. Additionally, we also distribute other perishable foods, such as Hawaiian grown papayas, and prepare processed avocado products. We report our operations in two different business segments: (1) fresh products and (2) processed products.
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.
Recent Accounting Standards
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
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109,

Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. We will adopt FIN 48 no later than November 1, 2007. We are currently assessing the impact the adoption of FIN 48 will have on our financial position and results of operations.
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
     In December 2006, our Board of Directors approved the issuance of options to acquire a total of 20,000 shares of our common stock to two members of our Board of Directors. Each grant to acquire 10,000 shares vests in increments of 2,000 per annum over a five-year period and have an exercise price of $10.46 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $10.46. The estimated fair market value of such option grant was approximately $40,000, based on the following assumptions:

Expected dividend yield	3.10%
Expected stock price volatility	22.19%
Risk free interest rate	3.25%
Expected life (in years)	5.5
     The expected stock price volatility rates are based on the historical volatility of the Company’s common stock. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for periods approximating the expected life of the option. The expected life represents the average period of time that options granted are expected to be outstanding, as calculated using the simplified method described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.
     The Black-Scholes-Merton and binomial option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because options held by our directors and employees have characteristics significantly different from those of traded options, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of these options. There were no options granted during the three month period ended January 31, 2006.
2. Information regarding our operations in different segments
     We report our operations in two different business segments: (1) fresh products and (2) processed products. These two business segments are presented based on how information is used by our president to measure performance and allocate resources. The fresh products segment includes all operations that involve the distribution of avocados grown both inside and outside of California, as well as the distribution of other non-processed, perishable food products. The processed products segment represents all operations related to the purchase, manufacturing, and distribution of processed avocado products. Additionally, selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our president in the aggregate. We do not allocate assets, or specifically identify them to, our operating segments. Prior period amounts have been reclassified to conform to the current period presentation.

	(All amounts are presented in thousands)

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
	(All amounts are presented in thousands)
Three months ended January 31, 2007
Net sales	$51,159	$10,982	$(4,848)	$57,293
Cost of sales	47,433	7,740	(4,848)	50,325

Gross margin	$3,726	$3,242	—	$6,968

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
	(All amounts are presented in thousands)
Three months ended January 31, 2006
Net sales	$46,242	$9,280	$(4,875)	$50,647
Cost of sales	44,765	7,385	(4,875)	47,275

Gross margin	$1,477	$1,895	—	$3,372

     The following table sets forth sales by product category, by segment (in thousands):

	Three months ended January 31, 2007			Three months ended January 31, 2006
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
California avocados	$9,263	$—	$9,263	$9,658	$—	$9,658
Imported avocados	28,163	—	28,163	23,587	—	23,587
Papayas	1,135	—	1,135	1,267	—	1,267
Specialties and Tropicals	3,850	—	3,850	2,405	—	2,405
Processed — food service	—	7,932	7,932	—	7,335	7,335
Processed — retail and club	—	2,860	2,860	—	2,331	2,331

Total fruit and product sales to third-parties	42,411	10,792	53,203	36,917	9,666	46,583
Freight and other charges	5,720	139	5,859	5,847	136	5,983

Total third-party sales	48,131	10,931	59,062	42,764	9,802	52,566
Less sales incentives	(10)	(1,759)	(1,769)	(6)	(1,913)	(1,919)

Total net sales to third-parties	48,121	9,172	57,293	42,758	7,889	50,647
Intercompany sales	3,038	1,810	4,848	3,484	1,391	4,875

Net sales before eliminations	$51,159	$10,982	62,141	$46,242	$9,280	55,522

Intercompany sales eliminations			(4,848)			(4,875)

Consolidated net sales			$57,293			$50,647

3. Inventories
     Inventories consist of the following (in thousands):

	January 31,	October 31,
	2007	2006

Fresh fruit	$5,771	$4,961
Packing supplies and ingredients	2,726	2,380
Finished processed foods	3,902	3,228

	$12,399	$10,569

     During the three month periods ended January 31, 2007 and 2006, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.
4. Related party transactions
     We sell papayas obtained from an entity owned by our Chairman of the Board of Directors, Chief Executive Officer and President. Sales of papayas procured from the related entity amounted to approximately $1,135,000, and $1,267,000 for the three months ended January 31, 2007 and 2006, resulting in gross margins of approximately $93,000 and $112,000. Amounts payable are approximately $170,000 and $213,000 at January 31, 2007 and October 31, 2006 due to this entity.
     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended January 31, 2007 and 2006, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $1.2 million and $1.6 million. Amounts payable to these board members were $0.6 million and $0.6 million as of January 31, 2007 and October 31, 2006.

5. Other assets
     Included in other assets in the accompanying consolidated condensed financial statements are the following intangible assets: customer-related intangibles of $590,000 (accumulated amortization of $354,000 at January 31, 2007), brand name intangibles of $275,000 and other identified intangibles totaling $2,000 (accumulated amortization of $2,000 at January 31, 2007). The customer-related intangibles are being amortized over five years. The other identified intangibles are fully amortized as of January 31, 2007. The intangible asset related to the brand name currently has an indefinite remaining useful life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $88,000 for the remainder of fiscal 2007 and approximately $118,000 per annum for fiscal 2008, with the remaining amortization expense of approximately $30,000 recorded in fiscal 2009.
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
     In December 2003, our Board of Directors approved the issuance of options to acquire a total of 50,000 shares of our common stock to two members of our Board of Directors. Each option to acquire 25,000 shares vests in substantially equal installments over a three-year period, has an exercise price of $7.00 per share, and has a term of five years from the grant date. The market price of our common stock at the grant date was $10.01. In December 2005, the related stock option agreements were modified to shorten the option terms, as defined. Such modifications were contemplated primarily as a result of Section 409A of the tax code. During the three months ended January 31, 2007 and 2006, we recognized approximately $8,000 and $13,000 of compensation expense with respect to these stock option awards.
     A summary of stock option activity follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2006 and January 31, 2007	49	$7.00	$180

Exercisable at January 31, 2007	49	$7.00	$180

     The weighted average remaining life of such outstanding options is 1.89 years. The total fair value of shares vested during the three months ended January 31, 2007 was approximately $178,000.
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
     A summary of stock option activity follows (in thousands, except for share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2006	391	$9.10
Granted	20	$10.46

Outstanding at January 31, 2007	411	$9.17	$621

Exercisable at January 31, 2007	391	$9.10	$590

     The weighted average remaining life of such outstanding options is 3.78 years and the estimated fair market value per share granted during the three-months ended January 31, 2007 was approximately $2.06 per share. At January 31, 2007, the total unrecognized compensation cost related to such unvested stock options awards was approximately $40,000, which is expected to be recognized over the remaining period of approximately five years.
7. Other events
Dividend payment
     In January 2007, we paid a $0.32 per share dividend in the aggregate amount of $4.6 million to shareholders of record on December 15, 2006. In January 2006, we paid a $0.32 per share dividend in the aggregate amount of $4.6 million to shareholders of record on December 15, 2005.
Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000. During the first quarter of fiscal 2005, we received an assessment totaling approximately $2.0 million from Hacienda related to the amount of income at our Mexican subsidiary. Based primarily on discussions with legal counsel and the evaluation of our claim, we believe that Hacienda’s position has no merit and that the Company will prevail. Accordingly, no amounts have been provided in the financial statements as of January 31, 2007. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to this assessment.
     Processed Products suit — During the first quarter of fiscal 2007, the Company was named defendant in a complaint filed with the Superior Court of the State of California for the County of Los Angeles, seeking monetary damages of not less than $2.5 million stemming from packing services performed on behalf of the complainant. The complaint states various allegations, including breach of contract, negligence, etc. We believe the charges in this case are without merit and intend to vigorously defend the litigation. Accordingly, no amounts have been provided in the financial statements as of January 31, 2007.

     We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Term Revolving Credit Agreement
     In January 2007, we converted one of our short-term, non-collateralized, revolving credit facilities into a term revolving credit agreement due February 2010. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under this borrowing agreement was $12 million, with a weighted-average interest rate of 6.3% at January 31, 2007. Under this credit facility, we had $12.0 million outstanding as of January 31, 2007. The credit facility contain various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at January 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended October 31, 2006 of Calavo Growers, Inc. (we, Calavo, or the Company). Certain prior year amounts have been reclassified to conform with the current period presentation.
Recent Developments
Dividend payment
     In January 2007, we paid a $0.32 per share dividend in the aggregate amount of $4.6 million to shareholders of record on December 15, 2006. In January 2006, we paid a $0.32 per share dividend in the aggregate amount of $4.6 million to shareholders of record on December 15, 2005.
Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000. During the first quarter of fiscal 2005, we received an assessment totaling approximately $2.0 million from Hacienda related to the amount of income at our Mexican subsidiary. Based primarily on discussions with legal counsel and the evaluation of our claim, we believe that Hacienda’s position has no merit and that the Company will prevail. Accordingly, no amounts have been provided in the financial statements as of January 31, 2007. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to this assessment.
     Processed Products suit — During the first quarter of fiscal 2007, the Company was named defendant in a complaint filed with the Superior Court of the State of California for the County of Los Angeles, seeking monetary damages of not less than $2.5 million stemming from packing services performed on behalf of the complainant. The complaint states various allegations, including breach of contract, negligence, etc. We believe the charges in this case are without merit and intend to vigorously defend the litigation. Accordingly, no amounts have been provided in the financial statements as of January 31, 2007.
     We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Term Revolving Credit Agreement
     In January 2007, we converted one of our short-term, non-collateralized, revolving credit facilities into a term revolving credit agreement due February 2010. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under this borrowing agreement was $12 million, with a weighted-average interest rate of 6.3% at January 31, 2007. Under this credit facility, we had $12.0 million outstanding as of January 31, 2007. The credit facility contain various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at January 31, 2007.

Net Sales
     The following table summarizes our net sales by business segment for each of the three-month periods ended January 31, 2007 and 2006:

	Three months ended January 31,
(in thousands)	2007	Change	2006

Net sales to third-parties:
Fresh products	$48,121	12.5%	$42,758
Processed products	9,172	16.3%	7,889

Total net sales	$57,293	13.1%	$50,647

As a percentage of net sales:
Fresh products	84.0%		84.4%
Processed products	16.0%		15.6%

	100.0%		100.0%

     Net sales for the first quarter of fiscal 2007, compared to fiscal 2006, increased by $6.6 million, or 13.1%. The increase in fresh product sales during the first quarter of fiscal 2007 was primarily related to increased sales in Mexican and Chilean sourced avocados. These increases were partially offset, however, by a decrease in sales from Dominican sourced avocados. While the procurement of fresh avocados related to our fresh products segment is very seasonal, our processed products business is generally not subject to a seasonal effect. For the related three-month period, the increase in net sales to third parties delivered by our processed products business was due primarily to an increase in total pounds of product sold, as well as an increase in the net sales price.
     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.
Fresh products
     Net sales delivered by the business increased by approximately $5.4 million, or 12.5%, for the first quarter of fiscal 2007, when compared to the same period for fiscal 2006. This increase was primarily related to an increase in sales of Mexican and Chilean grown avocados in the U.S., Japanese, and/or European marketplaces. The volume of Mexican fruit sold increased by approximately 5.9 million pounds, or 24.8%, when compared to the same prior year period. This increase was primarily in the U.S. marketplace and was primarily related to an increase in the size of Mexican avocado crop certified for export to the U.S. The volume of Chilean fruit sold increased by approximately 3.3 million pounds, or 47.8%, when compared to the same prior year period. This increase is primarily related to the size of the Chilean avocado crop, as well as the timing of the delivery to the United States. There was no significant difference in the average selling price, on a per carton basis, of Mexican avocados sold when compared to the same prior year period.
     The increased sales discussed above was partially offset by a decrease in sales related to avocados sourced from California and Dominican Republic. California avocados sales reflect an 8.30% decrease in pounds of avocados sold, when compared to the same prior year period. The decrease in pounds is consistent with the expected decrease in the overall harvest of the California avocado crop for the 2006/2007 season. Our market share of California avocados increased to 42.0% in the first quarter of fiscal 2007, when compared to a 38.3% market share for the same prior year period. There was no significant difference in the average selling price, on a per carton basis, of California avocados sold when compared to the same prior year period. Dominican Republic sales reflect a 3.3 million decrease in pounds sold, or 100%. We do not expect to significantly increase our sales from Dominican Republic sourced avocados for the remainder of fiscal 2007.
     We anticipate that California avocado sales will experience a seasonal increase during our second fiscal quarter of 2007, as compared to the first fiscal quarter of 2007. Based on adverse weather conditions that considerably impacted the current year’s California avocado crop, however, we do not expect sales from California sourced avocados to increase proportionately as it has in prior years. We intend to leverage our position as the largest packer of Mexican grown avocados for export markets to improve the overall performance of these sales.
     We anticipate that net sales related to non-California sourced fruit will remain consistent during the second fiscal quarter of 2007, as compared to the first fiscal quarter of 2007.
Processed products
     For the quarter ended January 31, 2007, when compared to the same period for fiscal 2006, sales to third-party customers increased by approximately $1.3 million, or 16.3%. This increase is primarily related to a 9.0% increase in total pounds sold, as well as a 6.8% increase in our average net selling prices during the first quarter ended January 31, 2007, when compared to the same prior year period. Our ultra high pressure products have continued to experience widespread acceptance in both the retail and foodservice sectors. During the first quarter ended January 31, 2007, sales of high-pressure product totaled approximately $3.7 million, as compared to $2.9 million for the same prior year period. We believe that the introduction of these fresh guacamole products will, in the long-term, successfully address a growing market segment.
Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three-month periods ended January 31, 2007 and 2006:

	Three months ended January 31,
(in thousands)	2007	Change	2006

Gross margins:
Fresh products	$3,726	152.3%	$1,477
Processed products	3,242	71.1%	1,895

Total gross margins	$6,968	106.6%	$3,372

Gross profit percentages:
Fresh products	7.7%		3.5%
Processed products	35.3%		24.0%
Consolidated	12.2%		6.7%
     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $3.6 million, or 5.5%, for the first quarter of fiscal 2007 when compared to the same period for fiscal 2006. These increases were primarily attributable to improvements in both our fresh products and our processed products segments.
     For the first quarter of fiscal 2007, as compared to the same prior year period, gross margin percentage, related to our fresh products segment, increased. Such increase was primarily driven by an increase in the volume of Mexican and Chilean avocados sold, totaling 24.8% and 47.8%, as well as a decrease in Mexican and Chilean fruit costs. Collectively, these items contributed to a lower per pound cost, which positively affected gross margins.
     The processed products gross profit percentages for the first quarter of fiscal 2007, increased primarily as a result of lower fruit costs and increases in total pounds produced, which had the effect of reducing our per pound costs. We anticipate that the gross profit percentage for our processed product segment will continue to experience significant fluctuations during the next fiscal quarter primarily due to the uncertainty of the cost of fruit that will be used in the production process.

Selling, General and Administrative

	Three months ended January 31,
(in thousands)	2007	Change	2006

Selling, general and administrative	$4,631	5.1%	$4,406
Percentage of net sales	8.1%		8.7%
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.2 million, or 5.1%, for the three months ended January 31, 2007, when compared to the same period for fiscal 2006. This increase was primarily related to higher corporate costs, including, but not limited to, an increase in audit/SOX fees (totaling $0.2 million) and higher employee compensation expenses (totaling approximately $0.2 million). Such increases, however, were partially offset by a decrease in stock based compensation (totaling approximately $0.1 million).
Other expense, net

	Three months ended January 31,
(in thousands)	2007	Change	2006

Other expense, net	$156	108.0%	$75
Percentage of net sales	0.3%		0.1%
     For the three months ended January 31, 2007, other income (expense), net, includes equity in earnings from Maui Fresh, LLC (totaling approximately $32,000), interest income (totaling approximately $44,000), interest expense (totaling approximately $300,000), and dividends from Limoneira of $54,000.
Provision (benefit) for Income Taxes

	Three months ended January 31,
(in thousands)	2007	Change	2006

Provision (benefit) for income taxes	$850	(291.4)%	$(444)
Percentage of income before provision (benefit) for income taxes	39.0%		40.0%
For the first three months of fiscal 2007, our provision for income taxes was $0.9 million, as compared to a benefit of $(0.4) million recorded for the comparable prior year period. We expect our effective tax rate to approximate 39% during fiscal 2007.
Liquidity and Capital Resources
     Cash used in operating activities was $6.8 million for the three months ended January 31, 2007, compared to $0.6 million for the similar period in fiscal 2006. Operating cash flows for the three months ended January 31, 2007 reflect our net income of $1.3 million, net non-cash charges (depreciation and amortization, stock compensation expense and provision for losses on accounts receivable) of $0.6 million and a net decrease in the noncash components of our working capital of approximately $8.7 million.
     These working capital decreases include a decrease in payable to growers of $3.6 million, an increase in accounts receivable of $2.3 million, an increase in advances to suppliers of $2.1 million, and an increase in inventory of $1.8 million, partially offset by a decrease in income tax receivable of $0.7 million, an increase in trade accounts payable and accrued expenses of $0.3 million, and a decrease in prepaid expenses and other current assets of $0.1 million.
     The decrease in payable to our growers primarily reflects a decrease in fruit delivered in the month of January 2007, as compared to October 2006. The increase in our accounts receivable balance, as of January 31, 2007, when compared to October 31, 2006, primarily reflects higher sales recorded in the month of January 2007, as compared to October 2006. The increase in advances to suppliers is primarily related to greater outstanding advances to tomato suppliers as of January 31, 2007, as compared to October 31, 2006. The increase in inventory is primarily related to an increase in finished processed foods, primarily driven by production exceeding sales during such time period. The decrease in income tax receivable primarily relates to income from operations through the three months ended January 31, 2007.
     Cash used in investing activities was $1.7 million for the three months ended January 31, 2007 and related principally to the purchase of property, plant and equipment items.
     Cash provided by financing activities was $8.6 million for the three months ended January 31, 2007, which related principally to $13.0 million provided from our net borrowings on our lines of credit. These proceeds were partially offset, however, by the payment of our $4.6 million dividend.
     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of January 31, 2007 and October 31, 2006 totaled $0.1 million and $0.2 million. Our working capital at January 31, 2007 was $24.3 million, compared to $12.0 million at October 31, 2006. Overall, working capital improved from October 31, 2006, primarily related to our new term revolving credit agreement.
     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our short-term capital expenditures, grower recruitment efforts, working capital and other financing requirements. In regards to our long-term financing requirements, we are currently negotiating increases to our credit facilities. We continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. We have one short-term, non-collateralized, revolving credit facility and one long-term, non-collateralized, revolving credit facility. These credit facilities expire in April 2008 and February 2010 and are with separate banks. Under the terms of these agreements, we are advanced funds both working capital and long-term productive asset purchases. Total credit available under the combined short-term borrowing agreements was $24 million, with a weighted-average interest rate of 6.3% and 6.2% at January 31, 2007 and October 31, 2006. Under these credit facilities, we had $16.8 million and $3.8 million outstanding as of January 31, 2007 and October 31, 2006. The credit facilities contain various financial covenants with which we were in compliance at January 31, 2007. The most significant financial covenants relate to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined) requirements. We have no significant commitments for capital expenditures as of January 31, 2007.
The following table summarizes contractual obligations pursuant to which we are required to make cash payments (in thousands):

		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1—3 years	4—5 years	5 years

Long-term debt obligations (including interest)	$12,363	$1,364	$4,128	$2,748	$4,123
Payable to growers	2,745	2,745	—	—	—
Short-term bank borrowings	4,791	4,791	—	—	—
Long-term revolving credit facility	12,000	—	12,000	—	—
Defined benefit plan	402	35	141	94	132
Operating lease commitments	5,350	959	1,638	746	2,007

Total	$37,651	$9,894	$17,907	$3,588	$6,262

Impact of Recently Issued Accounting Pronouncements
     See footnote 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents, accounts receivable, notes receivable from shareholders, payable to growers, accounts payable, current borrowings pursuant to our credit facility, and long-term obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2007.

(All amounts in thousands)	Expected maturity date January 31,
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$191	$—	$—	$—	$—	$—	$191	$191
Accounts receivable (1)	26,472	—	—	—	—	—	26,472	26,472
Notes receivable from shareholders (1)	2,264	—	—	—	—	—	2,264	2,264

Liabilities
Payable to growers (1)	$2,745	$—	$—	$—	$—	$—	$2,745	$2,745
Accounts payable (1)	2,675	—	—	—	—	—	2,675	2,675
Current borrowings pursuant to credit Facility (1)	4,791	—	—	—	—	—	4,791	4,791
Long-term obligations (2)	1,308	1,306	1,300	13,300	1,300	5,200	23,714	22,768

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, payable to growers, accounts payable, notes receivable from shareholders, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Long-term obligations bear interest rates ranging from 3.3% to 6.3% with a weighted-average interest rate of 6.0%. We believe that loans with a similar risk profile would currently yield a return of 7.0%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $875,000.
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
     There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results from operations.

ITEM 6. EXHIBITS

10.1	Amendment to Business Loan Agreement dated as of January 30, 2004, as amended, between Bank of America, N.A. and Calavo Growers, Inc., dated January 12, 2007.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)
Date: March 9, 2007	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: March 9, 2007	By	/s/ Arthur J. Bruno
Arthur J. Bruno
Chief Operating Officer, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Amendment to Business Loan Agreement dated as of January 30, 2004, as amended, between Bank of America, N.A. and Calavo Growers, Inc., dated January 12, 2007.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.