Form 10-Q
period 2007-04-30
CALAVO GROWERS INC
filed 2007-06-08
CIK 1133470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Registrant’s number of shares of common stock outstanding as of April 30, 2007 was 14,296,833

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

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	April 30,	October 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,568	$50
Accounts receivable, net of allowances of $2,396 (2007) and $1,833 (2006)	29,114	24,202
Inventories, net	14,962	10,569
Prepaid expenses and other current assets	5,969	4,934
Advances to suppliers	5,966	1,406
Income tax receivable	—	2,268
Deferred income taxes	2,348	2,348

Total current assets	59,927	45,777
Property, plant, and equipment, net	21,031	19,908
Investment in Limoneira	57,043	33,879
Investment in Maui Fresh, LLC	338	229
Goodwill	3,591	3,591
Other assets	3,784	4,110

	$145,714	$107,494

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$6,715	$6,334
Trade accounts payable	2,222	4,046
Accrued expenses	22,803	13,689
Income tax payable	114	—
Short-term borrowings	6,250	3,804
Dividend payable	—	4,573
Current portion of long-term obligations	1,308	1,308

Total current liabilities	39,412	33,754
Long-term liabilities:
Long-term obligations, less current portion	13,406	10,406
Deferred income taxes	13,188	4,391

Total long-term liabilities	26,594	14,797
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,297 (2007) and 14,293 (2006) issued and outstanding	14	14
Additional paid-in capital	37,160	37,109
Notes receivable from shareholders	—	(2,430)
Accumulated other comprehensive income	20,659	6,293
Retained earnings	21,875	17,957

Total shareholders’ equity	79,708	58,943

	$145,714	$107,494

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,
	2007	2006	2007	2006
Net sales	$69,184	$67,429	$126,477	$118,076
Cost of sales	59,993	58,834	110,318	106,109

Gross margin	9,191	8,595	16,159	11,967
Selling, general and administrative	4,812	4,997	9,443	9,403

Operating income	4,379	3,598	6,716	2,564
Other income (expense), net	(137)	10	(293)	(65)

Income before provision for income taxes	4,242	3,608	6,423	2,499
Provision for income taxes	1,655	1,419	2,505	975

Net income	$2,587	$2,189	$3,918	$1,524

Net income per share:
Basic	$0.18	$0.15	$0.27	$0.11

Diluted	$0.18	$0.15	$0.27	$0.11

Number of shares used in per share computation:
Basic	14,294	14,282	14,294	14,317

Diluted	14,398	14,343	14,380	14,374

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended		Six months ended
	April 30,		April 30,
	2007	2006	2007	2006
Net income	$2,587	$2,189	$3,918	$1,524

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	15,903	1,902	23,163	(4,148)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(6,123)	(754)	(8,797)	1,645

Other comprehensive income (loss), net of tax	9,780	1,148	14,366	(2,503)

Comprehensive income (loss)	$12,367	$3,337	$18,284	$(979)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended April 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$3,918	$1,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,066	1,042
Income from Maui Fresh LLC	(109)	—
Stock based compensation	12	226
Provision for losses on accounts receivable	172	1
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(5,084)	(10,910)
Inventories, net	(4,393)	(406)
Prepaid expenses and other assets	(768)	(491)
Advances to suppliers	(4,560)	886
Income taxes receivable	2,271	953
Payable to growers	381	8,675
Trade accounts payable and accrued expenses	7,290	1,781
Income taxes payable	114	42

Net cash provided by operating activities	310	3,323
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(2,131)	(1,752)

Net cash used in investing activities	(2,131)	(1,752)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(4,573)	(4,564)
Proceeds from borrowings, net	5,446	2,930
Exercise of stock options	36	250
Retirement of common stock	—	(1,200)
Collection on notes receivable from shareholders	2,430	175
Payments on long-term obligations	—	(8)

Net cash provided by (used in) financing activities	3,339	(2,417)

Net increase (decrease) in cash and cash equivalents	1,518	(846)
Cash and cash equivalents, beginning of period	50	1,133

Cash and cash equivalents, end of period	$1,568	$287

Supplemental Information —
Cash paid during the period for:
Interest	$681	$520

Income taxes	$115	$2

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$3	$60

Unrealized holding gains (losses)	$23,163	$(4,148)

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
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.
Recent Accounting Standards
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 on Quantifying Misstatements. SAB No. 108 requires companies to use both a balance sheet and an income

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
	(All amounts are presented in thousands)
Six months ended April 30, 2007
Net sales	$114,697	$22,004	$(10,224)	$126,477
Cost of sales	104,757	15,785	(10,224)	110,318

Gross margin	$9,940	$6,219	—	$16,159

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
Six months ended April 30, 2006
Net sales	$106,964	$19,992	$(8,880)	$118,076
Cost of sales	99,887	15,102	(8,880)	106,109

Gross margin	$7,077	$4,890	—	$11,967

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
Three months ended April 30, 2007
Net sales	$63,538	$11,022	$(5,376)	$69,184
Cost of sales	57,324	8,045	(5,376)	59,993

Gross margin	$6,214	$2,977	—	$9,191

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
Three months ended April 30, 2006
Net sales	$60,722	$10,712	$(4,005)	$67,429
Cost of sales	55,122	7,717	(4,005)	58,834

Gross margin	$5,600	$2,995	—	$8,595

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
     The following table sets forth sales by product category, by segment (in thousands):

	Six months ended April 30, 2007			Six months ended April 30, 2006
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
California avocados	$21,865	$—	$21,865	$44,707	$—	$44,707
Imported avocados	60,821	—	60,821	34,982	—	34,982
Papayas	2,460	—	2,460	2,591	—	2,591
Diversified products	10,703	—	10,703	4,974	—	4,974
Processed — food service	—	17,019	17,019	—	15,699	15,699
Processed — retail and club	—	5,111	5,111	—	4,677	4,677

Total fruit and product sales to third-parties	95,849	22,130	117,979	87,254	20,376	107,630
Freight and other charges	12,248	308	12,556	13,758	286	14,044

Total third-party sales	108,097	22,438	130,535	101,012	20,662	121,674
Less sales incentives	(17)	(4,041)	(4,058)	(39)	(3,599)	(3,598)

Total net sales to third-parties	108,080	18,397	126,477	100,973	17,103	118,076
Intercompany sales	6,617	3,607	10,224	5,991	2,889	8,880

Net sales before eliminations	$114,697	$22,004	136,701	$106,964	$19,992	126,956

Intercompany sales eliminations			(10,224)			(8,880)

Consolidated net sales			$126,477			$118,076

	Three months ended April 30, 2007			Three months ended April 30, 2006
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
California avocados	$12,602	$—	$12,602	$35,049	$—	$35,049
Imported avocados	32,658	—	32,658	11,395	—	11,395
Papayas	1,325	—	1,325	1,324	—	1,324
Diversified products	6,853	—	6,853	2,569	—	2,569
Processed — food service	—	9,087	9,087	—	8,364	8,364
Processed — retail and club	—	2,251	2,251	—	2,346	2,346

Total fruit and product sales to third-parties	53,438	11,338	64,776	50,337	10,710	61,047
Freight and other charges	6,528	169	6,697	7,911	150	8,061

Total third-party sales	59,966	11,507	71,473	58,248	10,860	69,108
Less sales incentives	(7)	(2,282)	(2,289)	(33)	(1,646)	(1,679)

Total net sales to third-parties	59,959	9,225	69,184	58,215	9,214	67,429
Intercompany sales	3,579	1,797	5,376	2,507	1,498	4,005

Net sales before eliminations	$63,538	$11,022	74,560	$60,722	$10,712	71,434

Intercompany sales eliminations			(5,376)			(4,005)

Consolidated net sales			$69,184			$67,429

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
3. Inventories
     Inventories consist of the following (in thousands):

	April 30,	October 31,
	2007	2006
Fresh fruit	$8,341	$4,961
Packing supplies and ingredients	2,906	2,380
Finished processed foods	3,715	3,228

	$14,962	$10,569

     During the three and six month periods ended April 30, 2007 and 2006, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.
4. Related party transactions
     We sell papayas obtained from an entity owned by our Chairman of the Board of Directors, Chief Executive Officer and President. Sales of papayas procured from the related entity amounted to approximately $2,460,000, and $2,591,000 for the six months ended April 30, 2007 and 2006, resulting in gross margins of approximately $218,000 and $203,000. Sales of papayas procured from the related entity amounted to approximately $1,326,000, and $1,324,000 for the three months ended April 30, 2007 and 2006, resulting in gross margins of approximately $126,000 and $90,000. Included in accrued liabilities are approximately $385,000 and $79,000 at April 30, 2007 and October 31, 2006 due to this entity.
     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended April 30, 2007 and 2006, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $1.2 million and $4.5 million. During the six months ended April 30, 2007 and 2006, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $2.4 million and $6.2 million.
5. Other assets
     At April 30, 2007, other assets in the accompanying consolidated condensed financial statements included the following intangible assets: customer-related intangibles of $590,000 (accumulated amortization of $386,000) and brand name intangibles of $275,000. The customer-related intangibles are being amortized over five years. The intangible asset related to the brand name currently has an indefinite remaining useful life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $59,000 for the remainder of fiscal 2007 and approximately $118,000 per annum for fiscal 2008, with the remaining amortization expense of approximately $27,000 recorded in fiscal 2009.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
6. Stock-Based Compensation
     In November 2001, our Board of Directors approved two stock-based compensation plans.
The Directors Stock Option Plan
     Participation in the directors stock option plan is limited to members of our Board of Directors. The plan makes available to the Board of Directors, or a plan administrator, the right to grant options to purchase up to 3,000,000 shares of common stock. In connection with the adoption of the plan, the Board of Directors approved an award of fully vested options to purchase 1,240,000 shares of common stock at an exercise price of $5.00 per share. We terminated this plan during the third quarter of fiscal 2007. Outstanding options have not been impacted by such termination.
     In December 2003, our Board of Directors approved the issuance of options to acquire a total of 50,000 shares of our common stock to two members of our Board of Directors. Each option to acquire 25,000 shares vests in substantially equal installments over a three-year period, has an exercise price of $7.00 per share, and has a term of five years from the grant date. The market price of our common stock at the grant date was $10.01. In December 2005, the related stock option agreements were modified to shorten the option terms, as defined. Such modifications were contemplated primarily as a result of Section 409A of the tax code. During the six months ended April 30, 2007 and 2006, we recognized approximately $12,000 and $13,000 of compensation expense with respect to these stock option awards. No compensation expense was recorded in our second fiscal quarter of 2007 related to these stock options.
     A summary of stock option activity follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2006 and April 30, 2007	49	$7.00	$347

Exercisable at April 30, 2007	49	$7.00	$347

     The weighted average remaining life of such outstanding options is 1.64 years. The total fair value of shares vested during the six months ended April 30, 2007 was approximately $235,000.
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

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
     Subject to the adjustment provisions of the 2005 Plan that are applicable in the event of a stock dividend, stock split, reverse stock split or similar transaction, up to 2,500,000 shares of common stock may be issued under the 2005 Plan and no person shall be granted awards under the 2005 Plan during any 12-month period that cover more then 500,000 shares of common stock.
     A summary of stock option activity follows (in thousands, except for share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2006	391	$9.10
Granted	20	$10.46
Exercised	(4)	$9.10

Outstanding at April 30, 2007	407	$9.17	$2,031

Exercisable at April 30, 2007	387	$9.10	$1,931

     The weighted average remaining life of such outstanding options is 3.53 years and the estimated fair market value per share granted during the six-months ended April 30, 2007 was approximately $2.06 per share. At April 30, 2007, the total unrecognized compensation cost related to such unvested stock options awards was approximately $38,000, which is expected to be recognized over the remaining period of approximately five years.
7. Other events
Dividend payment
     In January 2007, we paid a $0.32 per share dividend in the aggregate amount of $4.6 million to shareholders of record on December 15, 2006. In January 2006, we paid a $0.32 per share dividend in the aggregate amount of $4.6 million to shareholders of record on December 15, 2005.
Accrued expenses and Advances to suppliers
     Included in accrued expenses at April 30, 2007 are payables to foreign tomato growers totaling approximately $7.1 million. Additionally, we have receivables from such growers totaling approximately $5.7 million, included in Advances to Suppliers, at April 30, 2007. No corresponding amounts existed at April 30, 2006.
Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000. During the first quarter of fiscal 2005, we received an assessment totaling approximately $2.0 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000, which we declined. Based primarily on discussions with legal counsel and the evaluation of our claim, we maintain our belief that the Hacienda’s position has no merit and that we will prevail. Accordingly, no amounts have been provided in the financial statements as of April 30, 2007. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to this assessment.
     Processed Products suit – During the first quarter of fiscal 2007, the Company was named defendant in a complaint filed with the Superior Court of the State of California for the County of Los Angeles, seeking monetary damages of not less than $2.5 million stemming from packing services performed on behalf of the complainant. The initial complaint stated various allegations, including breach of contract, negligence, etc. Subsequent to that initial complaint, the court has dismissed certain allegations. We believe the charges in this case are without merit and intend to vigorously defend the litigation. Accordingly, no amounts have been provided in the financial statements as of April 30, 2007.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
     We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Term Revolving Credit Agreement
     In January 2007, we converted one of our short-term, non-collateralized, revolving credit facilities into a term revolving credit agreement due February 2010. Effective February 2007, we further amended the term and also amended the total credit available pursuant to this borrowing agreement. The revised term is now through February 2012, and the total available credit is now $15 million. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases. Borrowings incur interest at 6.0% at April 30, 2007. Under this credit facility, we had $7.0 million outstanding as of April 30, 2007. The credit facility contains various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at April 30, 2007.

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
Accrued expenses and Advances to suppliers
     Included in accrued expenses at April 30, 2007 are payables to foreign tomato growers totaling approximately $7.1 million. Additionally, we have receivables from such growers totaling approximately $5.7 million, included in Advances to Suppliers, at April 30, 2007. No corresponding amounts existed at April 30, 2006.
Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000. During the first quarter of fiscal 2005, we received an assessment totaling approximately $2.0 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000, which we declined. Based primarily on discussions with legal counsel and the evaluation of our claim, we maintain our belief that the Hacienda’s position has no merit and that we will prevail. Accordingly, no amounts have been provided in the financial statements as of April 30, 2007. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to this assessment.
     Processed Products suit – During the first quarter of fiscal 2007, the Company was named defendant in a complaint filed with the Superior Court of the State of California for the County of Los Angeles, seeking monetary damages of not less than $2.5 million stemming from packing services performed on behalf of the complainant. The initial complaint stated various allegations, including breach of contract, negligence, etc. Subsequent to that initial complaint, the court has dismissed certain allegations. We believe the charges in this case are without merit and intend to vigorously defend the litigation. Accordingly, no amounts have been provided in the financial statements as of April 30, 2007.
     We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Term Revolving Credit Agreement
     In January 2007, we converted one of our short-term, non-collateralized, revolving credit facilities into a term revolving credit agreement due February 2010. Effective February 2007, we further amended the term and also amended the total credit available pursuant to this borrowing agreement. The revised term is now through February 2012, and the total available credit is now $15 million. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases. Borrowings incur interest at 6.0% at April 30, 2007. Under this credit facility, we had $7.0 million outstanding as of April 30,

2007. The credit facility contains various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at April 30, 2007.
Net Sales
     The following table summarizes our net sales by business segment for each of the three and six month periods ended April 30, 2007 and 2006:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2007	Change	2006	2007	Change	2006
Net sales to third-parties:
Fresh products	$59,959	3.0%	$58,215	$108,080	7.0%	$100,973
Processed products	9,225	0.1%	9,214	18,397	7.6%	17,103

Total net sales	$69,184	2.6%	$67,429	$126,477	7.1%	$118,076

As a percentage of net sales:
Fresh products	86.7%		86.3%	85.5%		85.5%
Processed products	13.3%		13.7%	14.5%		14.5%

	100.0%		100.0%	100.0%		100.0%

     Net sales for the second quarter of fiscal 2007, compared to fiscal 2006, increased by $1.8 million, or 2.6%; whereas net sales for the six months ended April 30, 2007, compared to fiscal 2006, increased by $8.4 million, or 7.1%. The increase in fresh product sales during the second quarter of fiscal 2007 was primarily related to increased sales in Mexican and Chilean sourced avocados, partially offset by a decrease in sales from California sourced avocados. The increase in fresh product sales during the six months ended April 30, 2007 was primarily driven by increased sales related to Chilean and Mexican sourced avocados, partially offset by decreased sales related to avocados sourced from California. While the procurement of fresh avocados related to our fresh products segment is seasonal, our processed products business is generally not subject to a seasonal effect. For the related six-month period, the increase in net sales delivered by our processed products business was due primarily to an increase in total pounds of product sold, as well as a marginal increase in the net sales price.
     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.
Fresh products
     Net sales delivered by the business increased by approximately $1.7 million, or 3.0%, for the second quarter of fiscal 2007, when compared to the same period for fiscal 2006. This increase was primarily related to an increase in sales of Mexican and Chilean grown avocados, as well as tomatoes, in the U.S. marketplaces. The volume of Mexican fruit sold increased by approximately 21.9 million pounds, or 147.7%, when compared to the same prior year period. This increase was primarily in the U.S. marketplace and was substantially related to an increased emphasis in the Mexican avocado crop certified for export to the U.S., which principally stemmed from the expected, and ultimately, realized smaller California avocado crop. The volume of Chilean fruit sold increased by approximately 3.0 million pounds, or 100.0%, when compared to the same prior year period. This increase is primarily related to the size of the Chilean avocado crop, as well as the timing of the delivery to the United States. Additionally, the average selling price, on a per carton basis, of Mexican avocados sold increased approximately 13.3% when compared to the same prior year period. We attribute some of this increase to the smaller California avocado crop in the marketplace during our second fiscal quarter, as well as the premium pricing related to our ProRipeVIPTM avocado ripening program. The volume of non-brokered tomatoes increased by approximately 15.7 million pounds when compared to the same prior year period. This increase, which accounted for the majority of the fluctuation, was primarily related to a new supplier relationship.

     The increased sales discussed above was partially offset by a decrease in sales related to avocados sourced from California. California avocados sales reflect a 74.0% decrease in pounds of avocados sold, when compared to the same prior year period. The decrease in pounds is consistent with the expected decrease in the overall harvest of the California avocado crop for the 2006/2007 season. Our market share of California avocados decreased to 30.5% in the second quarter of fiscal 2007, when compared to a 33.5% market share for the same prior year period. The average selling price, on a per carton basis, of California avocados sold, however, increased approximately 39.7% when compared to the same prior year period. We attribute some of this increase to the aforementioned smaller California avocado crop for the 2006/2007 season.
     Net sales delivered by the business increased by approximately $7.1 million, or 7.0%, for the six months ended April 30, 2007, when compared to the same period for fiscal 2006. This increase was primarily related to an increase in sales of Mexican and Chilean grown avocados, as well as tomatoes, in the U.S. marketplaces. The volume of Mexican fruit sold increased by approximately 27.8 million pounds, or 71.8%, when compared to the same prior year period. This increase was primarily in the U.S. marketplace and was substantially related to an increased emphasis in the Mexican avocado crop certified for export to the U.S., which principally stemmed from the expected, and ultimately, realized smaller California avocado crop. The volume of Chilean fruit sold increased by approximately 6.3 million pounds, or 90.5%, when compared to the same prior year period. This increase is primarily related to the size of the Chilean avocado crop, as well as the timing of the delivery to the United States. Additionally, the average selling price, on a per carton basis, of Mexican avocados sold increased approximately 9.7% when compared to the same prior year period. The average selling price of Chilean avocados sold, on a per carton basis, however, decreased approximately 22.2% when compared to the same prior year period. We attribute some of these price fluctuations to the size and/or timing of delivery of the Chilean and California avocado crop in the marketplace during the six month period ending April 30, 2007. The volume of non-brokered tomatoes increased by approximately 19.9 million pounds when compared to the same prior year period. This increase, which accounted for the majority of the fluctuation, was primarily related to a new supplier relationship.
     The increased sales discussed above was partially offset by a decrease in sales related to avocados sourced from California. California avocados sales reflect a 60.2% decrease in pounds of avocados sold, when compared to the same prior year period. The decrease in pounds is consistent with the expected decrease in the overall harvest of the California avocado crop for the 2006/2007 season. Our market share of California avocados remained fairly consistent at 35.1% for the six month period ending April 30, 2007, when compared to a 34.5% market share for the same prior year period. The average selling price, on a per carton basis, of California avocados sold, however, increased approximately 21.9% when compared to the same prior year period. We attribute some of this increase to the aforementioned smaller California avocado crop for the 2006/2007 season.
     We anticipate that California avocado sales will experience a seasonal increase during our third fiscal quarter of 2007, as compared to the second fiscal quarter of 2007. Based on the expected smaller California avocado crop for fiscal 2007, which was further impacted by adverse weather conditions that primarily struck California crops during our first quarter, we do not expect sales from California sourced avocados to meet or exceed sales from California sourced avocados generated in the prior year. We intend to leverage our position as the largest packer of Mexican grown avocados for export markets to improve our overall sales performance.
     We anticipate that net sales related to non-California sourced avocados to experience a seasonal decrease in the third fiscal quarter of 2007, as compared to the second fiscal quarter of 2007.
Processed products
     For the quarter ended April 30, 2007, when compared to the same period for fiscal 2006, sales to third-party customers remained consistent at $9.2 million. While we experienced a 3.7% increase in total pounds sold, such was substantially offset by a 3.7% decrease in our average net selling prices.

     For the first six months of fiscal 2007, when compared to the same period for fiscal 2006, sales to third-party customers increased by approximately $1.3 million, or 7.6%. This increase is primarily related to a 6.2% increase in total pounds sold, as our ultra high pressure products have experienced widespread acceptance in both the retail and foodservice sectors. Our average net selling prices remained fairly consistent during the first six months ended April 30, 2007, when compared to the same prior year period.
     Our ultra high pressure products continue to experience solid demand. During the six months ended April 30, 2007, sales of high pressure product totaled approximately $7.3 million, as compared to $6.2 million for the same prior year period. We believe that these fresh guacamole products are successfully addressing a growing market segment.
Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and six month periods ended April 30, 2007 and 2006:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2007	Change	2006	2007	Change	2006
Gross margins:
Fresh products	$6,214	11.0%	$5,600	$9,940	40.5%	$7,077
Processed products	2,977	(0.6%)	2,995	6,219	27.2%	4,890

Total gross margins	$9,191	6.9%	$8,595	$16,159	35.0%	$11,967

Gross profit percentages:
Fresh products	10.4%		9.6%	9.2%		7.0%
Processed products	32.3%		32.5%	33.8%		28.6%
Consolidated	13.3%		12.7%	12.8%		10.1%
     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $0.6 million, or 6.9%, and $4.2 million, or 35.0%, for the second quarter and first six months of fiscal 2007, when compared to the same periods for fiscal 2006. These increases were primarily attributable to improvements in both our fresh products and/or processed products segments.
     For the second quarter and first six months of fiscal 2007, as compared to the same prior year periods, gross margins related to our fresh products segment increased. Such increases were primarily driven by a significant increase in pounds of Mexican and Chilean fruit sold, a decrease in Mexican fruit costs, and/or higher sales prices. For the second quarter and first six months of fiscal 2007, we experienced a 147.7% and 71.8% increase in fruit sold related to Mexican sourced fruit. Additionally, for the second quarter and first six months of fiscal 2007, we experienced a 100.0% and 90.5% increase in fruit sold related to Chilean sourced fruit. This had the effect of decreasing our per pound production costs, which, as a result, positively impacted gross margins. Additionally, the significant increase in tomato volume positively impacted gross margins as well. The resulting higher gross margins described above were partially offset, however, by decreases in California sourced fruit and the lower gross margins resulting therefrom. For the second quarter and first six months of fiscal 2007, the volume of California fruit decreased 74.0% and 60.2%, when compared to the same prior year periods.
     The processed products gross profit percentages for the first six months of fiscal 2007, increased primarily as a result of lower fruit costs and increases in total pounds produced, which had the effect of reducing our per pound costs. We anticipate that the gross profit percentage for our processed product segment will continue to experience significant fluctuations during the next fiscal quarter primarily due to the uncertainty of the cost of fruit that will be used in the production process.

Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2007	Change	2006	2007	Change	2006
Selling, general and administrative	$4,812	(3.7%)	$4,997	$9,443	0.4%	$9.403
Percentage of net sales	6.9%		7.4%	7.5%		8.0%
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses decreased $0.2 million, or 3.7%, for the three months ended April 30, 2007, when compared to the same period for fiscal 2006. This decrease was primarily related to lower corporate costs, including, but not limited to, consulting expenses, including those related to implementing provisions required under section 404 of the Sarbanes-Oxley Act (totaling approximately $0.4 million), a decrease in stock based compensation (totaling approximately $0.2 million), and a decrease in general insurance expense (totaling approximately $0.1 million). Such decreases were partially offset, however, by higher employee compensation costs (totaling approximately $0.4 million).
Other Income (Expense), net

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2007	Change	2006	2007	Change	2006
Other income (expense), net	$(137)	(1,470.0%)	$10	$(293)	350.8%	$(65)
Percentage of net sales	(0.2%)		0.0%	(0.2%)		(0.1%)
     Other income, net, includes interest income and expense generated in connection with our financing and operating activities, as well as certain other transactions that are outside of the course of normal operations. For the three and six months ended April 30, 2007, other income, net, includes dividend income of $0.1 million from Limoneira Company. For the six months ended April 30, 2007, other income, net, includes $0.1 million of income from Maui Fresh, LLC.
Provision for Income Taxes

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2007	Change	2006	2007	Change	2006
Provision for income taxes	$1,655	16.6%	$1,419	$2,505	156.9%	$975
Percentage of income before provision for income taxes	39.0%		39.3%	39.0%		39.0%
     For the first six months of fiscal 2007, our provision for income taxes was $1.7 million, as compared to $1.4 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 39.0% during fiscal 2007.

Liquidity and Capital Resources
     Cash provided by operating activities was $0.3 million for the six months ended April 30, 2007, compared to $3.3 million for the similar period in fiscal 2006. Operating cash flows for the six months ended April 30, 2007 reflect our net income of $3.9 million, net non-cash items (depreciation and amortization, stock compensation expense, income from Maui Fresh, LLC, and provision for losses on accounts receivable) of $1.1 million and a net decrease in the noncash components of our working capital of approximately $4.7 million.
     These working capital decreases include an increase in accounts receivable of $5.1 million, an increase in advances to suppliers of $4.6 million, an increase in inventory of $4.4 million, and an increase in prepaid expenses and other current assets of $0.8 million. These decreases were partially offset by an increase in trade accounts payable and accrued expenses of $7.3 million, a decrease in income tax receivable of $2.3 million, an increase in payable to growers of $0.4 million, and an increase in income tax payable of $0.2 million.
     The increase in our accounts receivable balance, as of April 30, 2007, when compared to October 31, 2006, primarily reflects higher sales recorded in the month of April 2007, as compared to October 2006. The increase in advances to suppliers is primarily related to outstanding advances to foreign tomato suppliers as of April 30, 2007, as compared to October 31, 2006. The increase in inventory is primarily related to an increase in California fruit delivered in the month of April 2007, as compared to October 2006, an increase in purchased foreign fruit, as well as an increase in finished processed foods, primarily driven by production exceeding sales during such time period. The increase in trade accounts payable and accrued expenses primarily reflects an increase in payables to foreign tomato suppliers as of April 2007, as compared to October 2006. The decrease in income tax receivable primarily relates to income from operations through the six months ended April 30, 2007.
     Cash used in investing activities was $2.1 million for the six months ended April 30, 2007 and related principally to the purchase of property, plant and equipment items.
     Cash provided by financing activities was $3.3 million for the six months ended April 30, 2007, which related principally to $5.4 million of borrowings from our lines of credit, as well as $2.4 million from the collection of our notes receivable from shareholders. Such proceeds were partially offset, however, by the payment of a $4.6 million dividend.
     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of April 30, 2007 and October 31, 2006 totaled $1.6 million and $0.1 million. Our working capital at April 30, 2007 was $20.5 million, compared to $12.0 million at October 31, 2006. The overall working capital increase primarily reflects increases in our accounts receivable, inventory and advances to suppliers balances, partially offset by an increase in our accrued expenses balance.
     We believe that cash flows from operations, available credit facilities, and long-term credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. We have one short-term and one long-term, non-collateralized, revolving credit facilities. These credit facilities expire in February 2012 and April 2008 and are with separate banks. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under the combined short-term borrowing agreements was $27 million, with a weighted-average interest rate of 6.0% and 6.2% at April 30, 2007 and October 31, 2006. Under these credit facilities, we had $9.3 million and $3.8 million outstanding as of April 30, 2007 and October 31, 2006. The credit facilities contain various financial covenants with which we were in compliance at April 30, 2007. The most significant financial covenants relate to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined) requirements. We have no significant commitments for capital expenditures as of April 30, 2007.

Impact of Recently Issued Accounting Pronouncements
     See footnote 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of April 30, 2007.

	Expected maturity date April 30,
(All amounts in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$1,568	$—	$—	$—	$—	$—	$1,568	$1,568
Accounts receivable (1)	29,114	—	—	—	—	—	29,114	29,114
Liabilities
Payable to growers (1)	$6,715	$—	$—	$—	$—	$—	$6,715	$6,715
Accounts payable (1)	2,222	—	—	—	—	—	2,222	2,222
Current borrowings pursuant to credit facilities (1)	6,250	—	—	—	—	—	6,250	6,250
Long-term borrowings pursuant to credit facilities (2)	—	—	—	3,000	—	—	3,000	3,000
Fixed-rate long-term obligations (3).	1,308	1,306	1,300	1,300	1,300	5,200	11,714	10,754

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Long-term borrowings pursuant to credit facilities bear interest at 6.3% at April 30, 2007. We believe that a portfolio of loans with a similar risk profile would currently yield a similar return. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $110,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 3.3% to 8.2% with a weighted-average interest rate of 5.7%. We believe that loans with a similar risk profile would currently yield a return of 7.2%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $434,000.
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
     There were no substantial changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results from operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On April 25, 2007, we held the annual meeting of shareholders of Calavo Growers, Inc. at 15765 W. Telegraph Road, Santa Paula, California, 93060. At the meeting, the holders of our outstanding common stock acted on the following matters:
     (1) The shareholders voted on a cumulative basis for 13 directors, each to serve for a term of one year. Each nominee received the following votes:

	Votes	Votes
Name of Nominee	For	Withheld
Lecil E. Cole	28,986,678	287,982
George H. Barnes	8,247,445	329,056
Michael D. Hause	9,282,475	279,817
Donald M. Sanders	12,344,988	42,359
Fred J. Ferrazzano	9,789,816	328,238
Alva V. Snider	9,590,019	420,785
Scott Van Der Kar	10,638,651	370,475
J. Link Leavens	14,008,536	382,888
Dorcas H. McFarlane	9,963,785	396,147
John M. Hunt	10,775,668	312,511
Egidio Carbone, Jr.	8,327,514	448,077
Harold Edwards	8,276,934	298,657
Alan Van Wagner	8,492,660	332,786
(2) The shareholders voted for the ratification of the appointment of Ernst & Young LLP as our independent accountants for fiscal 2007. Votes cast were as follows:

For	11,720,250
Against	12,825
Abstain	28,844

ITEM 6. EXHIBITS
10.1	Term Revolving Credit Agreement dated as of February 7, 2007 between Farm Credit West, PCA and Calavo Growers, Inc.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)
Date: June 7, 2007	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: June 7, 2007	By	/s/ Arthur J. Bruno
Arthur J. Bruno
Chief Operating Officer, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Term Revolving Credit Agreement dated as of February 7, 2007 between Farm Credit West, PCA and Calavo Growers, Inc.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.