Form 10-Q
period 2007-07-31
CALAVO GROWERS INC
filed 2007-09-10
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Registrant’s number of shares of common stock outstanding as of July 31, 2007 was 14,299,833

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

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	July 31,	October 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,243	$50
Accounts receivable, net of allowances of $2,306 (2007) and $1,833 (2006)	33,300	24,202
Inventories, net	13,314	10,569
Prepaid expenses and other current assets	6,923	4,934
Advances to suppliers	1,775	1,406
Income tax receivable	582	2,268
Deferred income taxes	2,348	2,348

Total current assets	59,485	45,777
Property, plant, and equipment, net	20,997	19,908
Investment in Limoneira	53,586	33,879
Investment in Maui Fresh, LLC	338	229
Goodwill	3,591	3,591
Other long-term assets	6,659	4,110

	$144,656	$107,494

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$12,718	$6,334
Trade accounts payable	3,083	4,046
Accrued expenses	12,420	13,689
Short-term borrowings	10,330	3,804
Dividend payable	—	4,573
Current portion of long-term obligations	1,308	1,308

Total current liabilities	39,859	33,754
Long-term liabilities:
Long-term obligations, less current portion	13,106	10,406
Deferred income taxes	11,857	4,391

Total long-term liabilities	24,963	14,797
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,299 (2007) and 14,293 (2006) issued and outstanding	14	14
Additional paid-in capital	37,190	37,109
Notes receivable from shareholders	—	(2,430)
Accumulated other comprehensive income	18,533	6,293
Retained earnings	24,097	17,957

Total shareholders’ equity	79,834	58,943

	$144,656	$107,494

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2007	2006	2007	2006
Net sales	$91,307	$78,900	$217,689	$196,880
Cost of sales	82,680	68,827	192,998	174,936

Gross margin	8,627	10,073	24,691	21,944
Selling, general and administrative	4,803	5,141	14,151	14,448

Operating income	3,824	4,932	10,540	7,496
Interest expense	(315)	(284)	(996)	(805)
Other income, net	68	148	456	604

Income before provision for income taxes	3,577	4,796	10,000	7,295
Provision for income taxes	1,355	1,870	3,860	2,845

Net income	$2,222	$2,926	$6,140	$4,450

Net income per share:
Basic	$0.16	$0.20	$0.43	$0.31

Diluted	$0.15	$0.20	$0.43	$0.31

Number of shares used in per share computation:
Basic	14,300	14,292	14,295	14,308

Diluted	14,452	14,351	14,399	14,365

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended		Nine months ended
	July 31,		July 31,
	2007	2006	2007	2006
Net income	$2,222	$2,926	$6,140	$4,450

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	(3,457)	(5,531)	19,706	(9,680)
Income tax (expense) benefit related to items of other comprehensive income (loss)	1,331	2,194	(7,466)	3,839

Other comprehensive income (loss), net of tax	(2,126)	(3,337)	12,240	(5,841)

Comprehensive income (loss)	$96	$(411)	$18,380	$(1,391)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended July 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$6,140	$4,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,812	1,786
Income from Maui Fresh LLC	(109)	—
Stock based compensation	14	549
Provision for losses on accounts receivable	332	44
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(9,430)	(11,540)
Inventories, net	(2,745)	(647)
Prepaid expenses and other current assets	(1,249)	766
Advances to suppliers	(369)	980
Income taxes receivable	1,689	953
Other long-term assets	89	(1,342)
Payable to growers	6,384	10,787
Trade accounts payable and accrued expenses	(2,236)	349
Income taxes payable	—	823

Net cash provided by operating activities	322	7,958
Cash Flows from Investing Activities:
Loan to Agricola Belher	(3,700)	—
Acquisitions of and deposits on property, plant, and equipment	(2,576)	(2,693)

Net cash used in investing activities	(6,276)	(2,693)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(4,573)	(4,564)
Proceeds from borrowings, net	9,226	329
Exercise of stock options	64	250
Retirement of common stock	—	(1,200)
Collection on notes receivable from shareholders	2,430	206
Payments on long-term obligations	—	(1,312)

Net cash provided by (used in) financing activities	7,147	(6,291)

Net increase (decrease) in cash and cash equivalents	1,193	(1,026)
Cash and cash equivalents, beginning of period	50	1,133

Cash and cash equivalents, end of period	$1,243	$107

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$3	$60

Construction in progress included in trade accounts payable	$4	$526

Unrealized holding gains (losses)	$19,707	$(9,680)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1. Description of the business
Business
     Calavo Growers, Inc. (Calavo, the Company, we, us or our) procures and markets avocados and other perishable commodities and prepares and distributes processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our operating facilities in southern California, Texas, New Jersey, Arizona, and Mexico, we sort, pack, and/or ripen avocados for distribution both domestically and internationally. Additionally, we also distribute other perishable foods, such as tomatoes and Hawaiian grown papayas, and prepare processed avocado products. We report our operations in two different business segments: (1) fresh products and (2) processed products.
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
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. We will adopt FIN 48 on November 1, 2007. We are currently assessing the impact the adoption of FIN 48 will have on our financial position and results of operations.
Stock Based Compensation
     We adopted SFAS No. 123(R), Share-Based Payment, on November 1, 2005. SFAS No. 123(R) requires us to account for awards of equity instruments issued to our employees under the fair value method of accounting and recognize such amounts in our statements of operations. We are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. In our consolidated statements of operations, we record: (i) compensation cost for options granted, modified, repurchased or cancelled on or after November 1, 2005 under the provisions of SFAS No. 123(R) and (ii) compensation cost for the unvested portion of options granted prior to November 1, 2005 over their remaining vesting periods using the amounts previously measured under SFAS No. 123 for pro forma disclosure purposes.
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
     The expected stock price volatility rate was based on the historical volatility of our common stock. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for periods approximating the expected life of the option. The expected life represents the average period of time that options granted are expected to be outstanding, as calculated using the simplified method described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
2. Information regarding our operations in different segments
     We report our operations in two business segments: (1) fresh products and (2) processed products. These two business segments are presented based on how information is used by our president to measure performance and allocate resources. The fresh products segment includes all operations that involve the distribution of avocados grown both inside and outside of California, as well as the distribution of other non-processed, perishable food products. The processed products segment represents all operations related to the purchase, manufacturing, and distribution of processed avocado products. Additionally, selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our president in the aggregate. We do not allocate assets, or specifically identify them to, our operating segments. Prior period amounts have been reclassified to conform to the current period presentation.

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
	(All amounts are presented in thousands)
Nine months ended July 31, 2007
Net sales	$197,342	$35,930	$(15,583)	$217,689
Cost of sales	180,899	27,682	(15,583)	192,998

Gross margin	$16,443	$8,248	—	$24,691

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
Nine months ended July 31, 2006
Net sales	$177,035	$31,766	$(11,921)	$196,880
Cost of sales	162,720	24,137	(11,921)	174,936

Gross margin	$14,315	$7,629	—	$21,944

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
Three months ended July 31, 2007
Net sales	$82,645	$14,021	$(5,359)	$91,307
Cost of sales	76,142	11,897	(5,359)	82,680

Gross margin	$6,503	$2,124	—	$8,627

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
Three months ended July 31, 2006
Net sales	$70,071	$11,870	$(3,041)	$78,900
Cost of sales	62,833	9,035	(3,041)	68,827

Gross margin	$7,238	$2,835	—	$10,073

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
     The following table sets forth sales by product category, by segment (in thousands):

	Nine months ended July 31, 2007			Nine months ended July 31, 2006
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
California avocados	$62,530	$—	$62,530	$96,429	$—	$96,429
Imported avocados	89,111	—	89,111	39,900	—	39,900
Papayas	3,726	—	3,726	3,705	—	3,705
Diversified products	12,438	—	12,438	7,189	—	7,189
Processed — food service	—	27,913	27,913	—	24,923	24,923
Processed — retail and club	—	7,945	7,945	—	7,840	7,840

Total fruit and product sales to third-parties	167,805	35,858	203,663	147,223	32,763	179,986
Freight and other charges	19,761	497	20,258	22,451	464	22,915

Total third-party sales	187,566	36,355	223,921	169,674	33,227	202,901
Less sales incentives	(19)	(6,213)	(6,232)	(49)	(5,972)	(6,021)

Total net sales to third-parties	187,547	30,142	217,689	169,625	27,255	196,880
Intercompany sales	9,795	5,788	15,583	7,410	4,511	11,921

Net sales before eliminations	$197,342	$35,930	233,272	$177,035	$31,766	208,801

Intercompany sales eliminations			(15,583)			(11,921)

Consolidated net sales			$217,689			$196,880

	Three months ended July 31, 2007			Three months ended July 31, 2006
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
California avocados	$40,665	$—	$40,665	$51,722	$—	$51,722
Imported avocados	28,290	—	28,290	4,918	—	4,918
Papayas	1,266	—	1,266	1,114	—	1,114
Diversified products	1,735	—	1,735	2,215	—	2,215
Processed — food service	—	10,894	10,894	—	9,224	9,224
Processed — retail and club	—	2,834	2,834	—	3,163	3,163

Total fruit and product sales to third-parties	71,956	13,728	85,684	59,969	12,387	72,356
Freight and other charges	7,513	189	7,702	8,693	178	8,871

Total third-party sales	79,469	13,917	93,386	68,662	12,565	81,227
Less sales incentives	(2)	(2,077)	(2,079)	(10)	(2,317)	(2,327)

Total net sales to third-parties	79,467	11,840	91,307	68,652	10,248	78,900
Intercompany sales	3,178	2,181	5,359	1,419	1,622	3,041

Net sales before eliminations	$82,645	$14,021	96,666	$70,071	$11,870	81,941

Intercompany sales eliminations			(5,359)			(3,041)

Consolidated net sales			$91,307			$78,900

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
3. Inventories
     Inventories consist of the following (in thousands):

	July 31,	October 31,
	2007	2006
Fresh fruit	$8,112	$4,961
Packing supplies and ingredients	2,784	2,380
Finished processed foods	2,418	3,228

	$13,314	$10,569

     During the three and nine month periods ended July 31, 2007 and 2006, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.
4. Related party transactions
     We sell papayas obtained from an entity owned by our Chairman of the Board of Directors, Chief Executive Officer and President. Sales of papayas procured from the related entity amounted to approximately $3,726,000, and $3,705,000 for the nine months ended July 31, 2007 and 2006, resulting in gross margins of approximately $354,000 and $311,000. Sales of papayas procured from the related entity amounted to approximately $1,266,000, and $1,114,000 for the three months ended July 31, 2007 and 2006, resulting in gross margins of approximately $136,000 and $108,000. Included in accrued liabilities are approximately $269,000 and $79,000 at July 31, 2007 and October 31, 2006 due to this entity.
     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended July 31, 2007 and 2006, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $4.1 million and $6.2 million. During the nine months ended July 31, 2007 and 2006, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $6.5 million and $12.4 million.
     At July 31, 2007, prepaid expenses and other current assets include a receivable from Maui Fresh, LLC totaling $0.5 million.
5. Other assets
     At July 31, 2007, other assets in the accompanying consolidated condensed financial statements included the following intangible assets: customer-related intangibles of $590,000 (accumulated amortization of $415,000) and brand name intangibles of $275,000. The customer-related intangibles are being amortized over five years. The intangible asset related to the brand name currently has an indefinite remaining useful life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $29,000 for the remainder of fiscal 2007 and approximately $118,000 per annum for fiscal 2008, with the remaining amortization expense of approximately $28,000 recorded in fiscal 2009.

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
     In December 2003, our Board of Directors approved the issuance of options to acquire a total of 50,000 shares of our common stock to two members of our Board of Directors. Each option to acquire 25,000 shares vests in substantially equal installments over a three-year period, has an exercise price of $7.00 per share, and has a term of five years from the grant date. The market price of our common stock at the grant date was $10.01. In December 2005, the related stock option agreements were modified to shorten the option terms, as defined. Such modifications were contemplated primarily as a result of Section 409A of the tax code. During the nine months ended July 31, 2007 and 2006, we recognized approximately $8,000 and $38,000 of compensation expense with respect to these stock option awards. No compensation expense was recorded in our second or third fiscal quarters of 2007 related to these stock options.
     A summary of stock option activity follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2006 and July 31, 2007	49	$7.00	$356

Exercisable at July 31, 2007	49	$7.00	$356

     The weighted average remaining life of such outstanding options is 1.39 years. The total fair value of shares vested during the nine months ended July 31, 2007 was approximately $238,000.
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
The 2005 Stock Incentive Plan
     The 2005 Stock Incentive Plan of Calavo Growers, Inc. (the “2005 Plan”) was approved by our Board of Directors and shareholders. The 2005 Plan authorizes the granting of the following types of awards to persons who are employees, officers, consultants, advisors, or directors of Calavo Growers, Inc. or any of its affiliates:
•	“Incentive stock options” that are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder;

•	“Non-qualified stock options” that are not intended to be incentive stock options; and

•	Shares of common stock that are subject to specified restrictions.

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
     A summary of stock option activity follows (in thousands, except for share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2006	391	$9.10
Granted	20	$10.46
Exercised	(7)	$9.10

Outstanding at July 31, 2007	404	$9.17	$2,089

Exercisable at July 31, 2007	384	$9.10	$1,985

     The weighted average remaining life of such outstanding options is 3.28 years and the estimated fair market value per share granted during the nine-months ended July 31, 2007 was approximately $2.06 per share. At July 31, 2007, the total unrecognized compensation cost related to such unvested stock options awards was approximately $36,000, which is expected to be recognized over the remaining period of approximately five years.
7. Other events
Dividend payment
     In January 2007, we paid a $0.32 per share dividend in the aggregate amount of $4.6 million to shareholders of record on December 15, 2006. In January 2006, we paid a $0.32 per share dividend in the aggregate amount of $4.6 million to shareholders of record on December 15, 2005.
Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000. During the first quarter of fiscal 2005, we received an assessment totaling approximately $2.0 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000, which we declined. Based primarily on discussions with legal counsel and the evaluation of our claim, we maintain our belief that the Hacienda’s position has no merit and that we will prevail. Accordingly, no amounts have been provided in the financial statements as of July 31, 2007. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to this assessment. We are currently working on removing such lien.
     Processed Products suit – During the first quarter of fiscal 2007, the Company was named defendant in a complaint filed with the Superior Court of the State of California for the County of Los Angeles, seeking monetary damages of not less than $2.5 million stemming from packing services performed on behalf of the complainant. The initial complaint stated various allegations, including breach of contract, negligence, etc. Subsequent to that initial complaint, the court has dismissed certain allegations. We believe the charges in this case are without merit and intend to vigorously defend the litigation. Accordingly, no amounts have been provided in the financial statements as of July 31, 2007.
     We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Term Revolving Credit Agreement
     In January 2007, we converted one of our short-term, non-collateralized, revolving credit facilities into a term revolving credit agreement due February 2010. In February 2007 and June 2007, we further amended the term and also amended the total credit available pursuant to this borrowing agreement. The term is through February 2012, and the total available credit is $20 million. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases. Borrowings incur interest at 6.3% at July 31, 2007. Under this credit facility, we had $10.0 million outstanding as of July 31, 2007. The credit facility contains various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at July 31, 2007.
Agreements with Tomato Grower
     In June 2007, we entered into a distribution agreement with Agricola Belher (Belher) of Mexico, a well-established quality producer of fresh vegetables, primarily tomatoes, for export to the U.S. market. Pursuant to such distribution agreement, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to one of our operating facilities described in footnote 1 or to our Los Angeles, California market location. In exchange, we agreed to sell and distribute such tomatoes, advance $2 million to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. The agreement also allows for us to advance additional amounts to Belher at our sole discretion. All advances that remain outstanding as of May 2008 are immediately due and payable. As of July 31, 2007, we have advanced $1 million to Belher (included in advances to suppliers) pursuant to this agreement and have advanced an additional $500,000 in August 2007. We anticipate advancing the remaining $500,000 in September 2007. Pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we will record gross revenues related to this agreement, as we believe we are acting more like the principal in these sales transactions.
     Concurrently, we also entered into an infrastructure agreement in June 2007 with Belher in order to significantly increase production yields and fruit quality. Pursuant to this agreement, we are to advance up to $5 million to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned by Belher, as well as packing line equipment. Advances incur interest at 9.4% at July 31, 2007. We advanced $3.7 million as of July 31, 2007 ($0.7 million included in prepaid expenses and other current assets and $3.0 million included in other long-term assets) and also advanced an additional $1.1 million in August 2007. We anticipate advancing the remaining $0.2 million during our fourth fiscal quarter of 2007. The agreement allows for additional $1.0 million advances to take place during the last five months of each of our fiscal years 2008 through 2010, but they are subject to certain conditions and are to be made at our sole discretion. Belher is to annually repay these advances in no less than 20% increments of the original principal amount of each advance made on or before each of July 2008 through July 2010. Interest is to be paid monthly or annually, as defined. All unpaid amounts advanced during our fiscal 2007 are due in July 2012. Belher may prepay, without penalty, all or any portion of the advances at any time.
     In order to secure their obligations pursuant to both agreements discussed above, Belher granted us a first-priority security interest in certain assets, including cash, inventory and fixed assets, as defined.

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
Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000. During the first quarter of fiscal 2005, we received an assessment totaling approximately $2.0 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000, which we declined. Based primarily on discussions with legal counsel and the evaluation of our claim, we maintain our belief that the Hacienda’s position has no merit and that we will prevail. Accordingly, no amounts have been provided in the financial statements as of July 31, 2007. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to this assessment. We are currently working on removing such lien.
     Processed Products suit – During the first quarter of fiscal 2007, the Company was named defendant in a complaint filed with the Superior Court of the State of California for the County of Los Angeles, seeking monetary damages of not less than $2.5 million stemming from packing services performed on behalf of the complainant. The initial complaint stated various allegations, including breach of contract, negligence, etc. Subsequent to that initial complaint, the court has dismissed certain allegations. We believe the charges in this case are without merit and intend to vigorously defend the litigation. Accordingly, no amounts have been provided in the financial statements as of July 31, 2007.
     We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Term Revolving Credit Agreement
     In January 2007, we converted one of our short-term, non-collateralized, revolving credit facilities into a term revolving credit agreement due February 2010. In February 2007 and June 2007, we further amended the term and also amended the total credit available pursuant to this borrowing agreement. The term is through February 2012, and the total available credit is $20 million. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases. Borrowings incur interest at 6.3% at July 31, 2007. Under this credit facility, we had $10.0 million outstanding as of July 31, 2007. The credit facility contains various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at July 31, 2007.

Agreements with Tomato Grower
          In June 2007, we entered into a distribution agreement with Agricola Belher (Belher) of Mexico, a well-established quality producer of fresh vegetables, primarily tomatoes, for export to the U.S. market. Pursuant to such distribution agreement, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to one of our operating facilities described in footnote 1 or to our Los Angeles, California market location. In exchange, we agreed to sell and distribute such tomatoes, advance $2 million to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. The agreement also allows for us to advance additional amounts to Belher at our sole discretion. All advances that remain outstanding as of May 2008 are immediately due and payable. As of July 31, 2007, we have advanced $1 million to Belher (included in advances to suppliers) pursuant to this agreement and have advanced an additional $500,000 in August 2007. We anticipate advancing the remaining $500,000 in September 2007. Pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we will record gross revenues related to this agreement, as we believe we are acting more like the principal in these sales transactions.
          Concurrently, we also entered into an infrastructure agreement in June 2007 with Belher in order to significantly increase production yields and fruit quality. Pursuant to this agreement, we are to advance up to $5 million to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned by Belher, as well as packing line equipment. Advances incur interest at 9.4% at July 31, 2007. We advanced $3.7 million as of July 31, 2007 ($0.7 million included in prepaid expenses and other current assets and $3.0 million included in other long-term assets) and also advanced an additional $1.1 million in August 2007. We anticipate advancing the remaining $0.2 million during our fourth fiscal quarter of 2007. The agreement allows for additional $1.0 million advances to take place during the last five months of each of our fiscal years 2008 through 2010, but they are subject to certain conditions and are to be made at our sole discretion. Belher is to annually repay these advances in no less than 20% increments of the original principal amount of each advance made on or before each of July 2008 through July 2010. Interest is to be paid monthly or annually, as defined. All unpaid amounts advanced during our fiscal 2007 are due in July 2012. Belher may prepay, without penalty, all or any portion of the advances at any time.
          In order to secure their obligations pursuant to both agreements discussed above, Belher granted us a first-priority security interest in certain assets, including cash, inventory and fixed assets, as defined.
Net Sales
     The following table summarizes our net sales by business segment for each of the three and nine month periods ended July 31, 2007 and 2006:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2007	Change	2006	2007	Change	2006
Net sales to third-parties:
Fresh products	$79,467	15.8%	$68,652	$187,547	10.6%	$169,625
Processed products	11,840	15.5%	10,248	30,142	10.6%	27,255

Total net sales	$91,307	15.7%	$78,900	$217,689	10.6%	$196,880

As a percentage of net sales:
Fresh products	87.0%		87.0%	86.2%		86.2%
Processed products	13.0%		13.0%	13.8%		13.8%

	100.0%		100.0%	100.0%		100.0%

     Net sales for the third quarter of fiscal 2007, compared to fiscal 2006, increased by $12.4 million, or 15.7%; whereas net sales for the nine months ended July 31, 2007, compared to fiscal 2006, increased by $20.8 million, or

10.6%. The increase in fresh product sales during the third quarter of fiscal 2007 was primarily related to increased sales in Mexico sourced avocados, partially offset by a decrease in sales from California sourced avocados. The increase in fresh product sales during the nine months ended July 31, 2007 was primarily driven by increased sales related to Chilean and Mexico sourced avocados, partially offset by decreased sales related to avocados sourced from California. While the procurement of fresh avocados related to our fresh products segment is seasonal, sales of our processed products business is generally not subject to a seasonal effect. For the related three and nine-month periods, the increase in net sales delivered by our processed products business was due primarily to an increase in total pounds of product sold.
     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.
Fresh products
     Net sales delivered by the business increased by approximately $10.8 million, or 15.8%, for the third quarter of fiscal 2007, when compared to the same period for fiscal 2006. This increase was primarily related to an increase in sales of Mexico grown avocados in the U.S. marketplace. The volume of Mexican fruit sold increased by approximately 19.7 million pounds, or 339.6%, when compared to the same prior year period. This increase was primarily in the U.S. marketplace and was substantially related to an increased emphasis in the Mexican avocado crop certified for export to the U.S., which principally stemmed from the expected, and ultimately realized, smaller California avocado crop. Additionally, the average per carton selling price of Mexican avocados increased approximately 32.1% when compared to the same prior year period. We attribute some of this increase to the smaller California avocado crop in the marketplace during our third fiscal quarter, as well as the premium pricing related to our ProRipeVIPTM avocado ripening program.
     The increased sales discussed above was partially offset by a decrease in sales related to avocados sourced from California. California avocados sales reflect a 53.7% decrease in pounds of avocados sold, when compared to the same prior year period. The decrease in pounds is consistent with the expected decrease in the overall harvest of the California avocado crop for the 2006/2007 season. Our market share of shipped California avocados decreased to 29.5% in the third quarter of fiscal 2007, when compared to a 34.4% market share for the same prior year period. The average selling price, on a per carton basis, of California avocados sold, however, increased approximately 71.0% when compared to the same prior year period. We attribute some of this increase to the aforementioned smaller California avocado crop for the 2006/2007 season.
     Net sales delivered by the business increased by approximately $17.9 million, or 10.6%, for the nine months ended July 31, 2007, when compared to the same period for fiscal 2006. This increase was primarily related to an increase in sales of Mexico and Chile grown avocados, as well as tomatoes, in the U.S. marketplace. The volume of Mexican fruit sold increased by approximately 47.5 million pounds, or 106.6%, when compared to the same prior year period. This increase was primarily in the U.S. marketplace and was substantially related to an increased emphasis in the Mexican avocado crop certified for export to the U.S., which principally stemmed from the expected, and ultimately realized, smaller California avocado crop. The volume of Chilean fruit sold increased by approximately 6.3 million pounds, or 92.0%, when compared to the same prior year period. This increase is primarily related to the size of the Chilean avocado crop, as well as the timing of the delivery to the United States. Additionally, the average per carton selling price of Mexican avocados increased approximately 18.9% when compared to the same prior year period. The average per carton selling price of Chilean avocados, however, decreased approximately 22.2% when compared to the same prior year period. We attribute some of these price fluctuations to the size and/or timing of delivery of the Chilean and California avocado crop in the marketplace during the nine month period ending July 31, 2007. The volume of non-brokered tomatoes increased by approximately 30.0 million pounds when compared to the same prior year period. This increase, which accounted for the majority of the fluctuation, was primarily related to a new supplier relationship.

     The increased sales discussed above were partially offset by a decrease in sales related to avocados sourced from California. California avocado sales reflect a 56.7% decrease in pounds of avocados sold, when compared to the same prior year period. The decrease in pounds is consistent with the expected decrease in the overall harvest of the California avocado crop for the 2006/2007 season. Our market share of shipped California avocados decreased to 31.6% for the nine month period ending July 31, 2007, when compared to a 34.4% market share for the same prior year period. The average per carton selling price of California avocados, however, increased approximately 49.2% when compared to the same prior year period. We attribute some of this increase to the aforementioned smaller California avocado crop for the 2006/2007 season.
     We anticipate that California avocado sales will experience a seasonal decrease during our fourth fiscal quarter of 2007, as compared to the third fiscal quarter of 2007. Based on the expected smaller California avocado crop for fiscal 2007, which was further impacted by adverse weather conditions that primarily struck California crops during our first quarter, we do not expect sales from California sourced avocados to meet or exceed sales from California sourced avocados generated in the prior year. We intend to leverage our position as the largest packer of Mexico grown avocados for export markets to improve our overall sales.
     We anticipate that net sales related to non-California sourced avocados will experience a seasonal increase in the fourth fiscal quarter of 2007, as compared to the third fiscal quarter of 2007.
Processed products
     For the quarter ended July 31, 2007, when compared to the same period for fiscal 2006, sales to third-party customers increased by approximately $1.6 million, or 15.5%. This increase is primarily related to a 13.0% increase in total pounds sold, primarily related to an increase in our frozen-foodservice products to new customers. Our average net selling prices remained fairly consistent for the quarter ended July 31, 2007, when compared to the same prior year period.
     For the first nine months of fiscal 2007, when compared to the same period for fiscal 2006, sales to third-party customers increased by approximately $2.9 million, or 10.6%. This increase is primarily related to an 8.5% increase in total pounds sold, as our ultra high-pressure products have experienced widespread acceptance in both the retail and foodservice sectors, as well as an increase in our frozen-foodservice products sold to new customers. Our average net selling prices remained fairly consistent during the first nine months ended July 31, 2007, when compared to the same prior year period.
     Our ultra high-pressure products continue to experience solid demand. During the nine months ended July 31, 2007, gross sales of high-pressure product totaled approximately $11.4 million, as compared to $10.3 million for the same prior year period. We believe that these fresh guacamole products are successfully addressing a growing market segment.

Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and nine-month periods ended July 31, 2007 and 2006:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2007	Change	2006	2007	Change	2006
Gross margins:
Fresh products	$6,503	(10.2)%	$7,238	$16,443	14.9%	$14,315
Processed products	2,124	(25.1)%	2,835	8,248	8.1%	7,629

Total gross margins	$8,627	(14.4)%	$10,073	$24,691	12.5%	$21,944

Gross profit percentages:
Fresh products	8.2%		10.5%	8.8%		8.4%
Processed products	17.9%		27.7%	27.4%		28.0%
Consolidated	9.4%		12.8%	11.3%		11.1%
     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margin dollars decreased by approximately $1.4 million and, as a percent of sales, decreased 3.4% for the third quarter of fiscal 2007; whereas gross margin dollars for the nine months ended July 31, 2007, compared to fiscal 2006, increased by $2.7 million, or, as a percent of sales, increased 0.2%. The decrease in consolidated gross margin percent during the third quarter of fiscal 2007, as compared to the same prior period, was primarily related to a decrease in gross margin percent from both our fresh products and processed products segments. The increase in consolidated gross margin percents for the nine-month period ended July 31, 2007, as compared to the same prior period, was primarily related to an increase in gross margin percent from our fresh products segment, partially offset by a decrease in our gross margin percent from our processed products segments.
     For the third quarter of fiscal 2007, as compared to the same prior year period, gross margin percent related to our fresh products segment decreased approximately 21.9%. Such decrease was primarily driven by a significant decrease in pounds of California sourced fruit and the lower gross margins resulting therefrom. For the third quarter of fiscal 2007, the volume of California fruit decreased 53.7%, when compared to the same prior year period. This had the effect of increasing our per pound production costs, which, as a result, negatively impacted gross margins. The resulting lower gross margins described above were partially offset, however, by an increase in Mexican fruit sold, a decrease in Mexican fruit costs, and/or higher sales prices. The increased volume and decreased fruit costs had the effect of decreasing our per pound production costs, which, as a result, positively impacted gross margins.
     For the nine months ended July 31, 2007, as compared to the same prior year period, gross margin percent related to our fresh products segment increased approximately 4.8%. Such increases were primarily driven by a significant increase in pounds of Mexican and Chilean fruit sold, a decrease in Mexican fruit costs, and/or higher sales prices. For the first nine months of fiscal 2007, we experienced a 106.6% increase in fruit sold related to Mexico sourced fruit. Additionally, for the first nine months of fiscal 2007, we experienced a 92.0% increase in fruit sold related to Chile sourced fruit. This had the effect of decreasing our per pound production costs, which, as a result, positively impacted gross margins. Additionally, the significant increase in tomato volume positively impacted gross margins as well. The resulting higher gross margins described above were partially offset, however, by decreases in California sourced fruit and the lower gross margins resulting therefrom. For the first nine months of fiscal 2007, the volume of California fruit decreased 56.7%, when compared to the same prior year period.
     The processed products gross profit percentages for the third quarter of fiscal 2007, as compared to the same prior period, decreased 35.4% primarily as a result of significantly higher fruit costs, as well as increased packaging costs, which had the effect of increasing our per pound costs. We anticipate that the gross profit percentage for our processed product segment will continue to experience significant fluctuations during the next fiscal quarter primarily due to the uncertainty of the cost of fruit that will be used in the production process.

Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2007	Change	2006	2007	Change	2006
Selling, general and administrative	$4,803	(6.6%)	$5,141	$14,151	(2.1)%	$14,448
Percentage of net sales	5.3%		6.5%	6.5%		7.3%
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses decreased $0.3 million, or 6.6%, for the three months ended July 31, 2007, when compared to the same period for fiscal 2006. This decrease was primarily related to lower corporate costs, including, but not limited to, a decrease in stock based compensation (totaling approximately $0.3 million) and a decrease in certain employee compensation costs (totaling approximately $0.2 million). Such decreases were partially offset, however, by higher bad debt expense for the quarter (totaling approximately $0.1 million).
Interest Expense

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2007	Change	2006	2007	Change	2006
Interest expense	$(315)	10.9%	$(284)	$(996)	23.7%	$(805)
Percentage of net sales	(2.2%)		(2.4)%	(0.5%)		(0.4%)
     Interest expense is primarily generated from our short-term borrowings as well as our term loan agreement with Farm Credit West, PCA. For the three and nine months ended July 31, 2007, the increase in interest expense is primarily related to an increase in the average borrowing balance from our short-term credit facilities.
Provision for Income Taxes

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2007	Change	2006	2007	Change	2006
Provision for income taxes	$1,355	(27.5)%	$1,870	$3,860	35.7%	$2,845
Percentage of income before provision for income taxes	37.9%		39.0%	38.6%		39.0%
     For the first nine months of fiscal 2007, our provision for income taxes was $3.9 million, as compared to $2.8 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 38.6% during fiscal 2007.

Liquidity and Capital Resources
     Cash provided by operating activities was $0.3 million for the nine months ended July 31, 2007, compared to $8.0 million for the similar period in fiscal 2006. Operating cash flows for the nine months ended July 31, 2007 reflect our net income of $6.1 million, net non-cash items (depreciation and amortization, stock compensation expense, income from Maui Fresh, LLC, and provision for losses on accounts receivable) of $2.0 million and a net decrease in the components of our working capital of approximately $7.8 million.
     These working capital decreases include an increase in accounts receivable of $9.4 million, an increase in inventory of $2.8 million, an decrease in trade accounts payable and accrued expenses of $2.2 million, an increase in prepaid expenses and other current assets of $1.2 million, and an increase in advances to suppliers of $0.4 million. These decreases were partially offset by an increase in payable to growers of $6.4 million,, an increase in income tax receivable of $1.7 million, and a increase in other assets of $0.1 million.
     The increase in our accounts receivable balance, as of July 31, 2007, when compared to October 31, 2006, primarily reflects higher sales recorded in the month of July 2007, as compared to October 2006. The increase in inventory, as well as the corresponding increase in payable to growers, is primarily related to an increase in California fruit delivered in the month of July 2007, as compared to October 2006. The decrease in trade accounts payable and accrued expenses primarily reflects a decrease in un-vouched liabilities as of July 2007, as compared to October 2006.
     Cash used in investing activities was $6.3 million for the nine months ended July 31, 2007 and related to the loan made to Agricola Belher, as well as the purchase of property, plant and equipment items.
     Cash provided by financing activities was $7.1 million for the nine months ended July 31, 2007, which related principally to $9.2 million of borrowings from our lines of credit, as well as $2.4 million from the collection of our notes receivable from shareholders. Such proceeds were partially offset, however, by the payment of a $4.6 million dividend.
     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of July 31, 2007 and October 31, 2006 totaled $1.2 million and $0.1 million. Our working capital at July 31, 2007 was $19.6 million, compared to $12.0 million at October 31, 2006. The overall working capital increase primarily reflects increases in our accounts receivable, inventory, prepaid expenses and other current assets and advances to suppliers balances, partially offset by an increase in our payable to growers.
     We believe that cash flows from operations, available credit facilities, and long-term credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. We have one short-term and one long-term, non-collateralized, revolving credit facilities. These credit facilities expire in February 2012 and April 2008 and are with separate banks. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under the combined borrowing agreements was $30 million, with a weighted-average interest rate of 6.3% and 6.2% at July 31, 2007 and October 31, 2006. Under these credit facilities, we had $14.3 million and $3.8 million outstanding as of July 31, 2007 and October 31, 2006. The credit facilities contain various financial covenants with which we were in compliance at July 31, 2007. The most significant financial covenants relate to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined) requirements. We have no significant commitments for capital expenditures as of July 31, 2007.

Impact of Recently Issued Accounting Pronouncements
     See footnote 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents, accounts receivable, loan to Agricola Belher, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2007.

	Expected maturity date July 31,
(All amounts in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$1,243	$—	$—	$—	$—	$—	$1,243	$1,243
Accounts receivable (1)	33,300	—	—	—	—	—	33,300	33,300
Loan to Agricola Belher (4)	—	740	740	740	740	740	3,700	3,700

Liabilities
Payable to growers (1)	$12,718	$—	$—	$—	$—	$—	$12,718	$12,718
Accounts payable (1)	3,083	—	—	—	—	—	3,083	3,083
Current borrowings pursuant to credit facilities (1)	10,330	—	—	—	—	—	10,330	10,330
Long-term borrowings pursuant to credit facilities (2)	—	—	—	4,000	—	—	4,000	4,000
Fixed-rate long-term obligations (3)	1,302	1,304	1,300	1,300	1,300	3,900	10,406	9,598

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Long-term borrowings pursuant to credit facilities bear interest at 6.3% at July 31, 2007. We believe that a portfolio of loans with a similar risk profile would currently yield a similar return. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $148,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 3.3% to 8.2% with a weighted-average interest rate of 5.7%. We believe that loans with a similar risk profile would currently yield a return of 7.2%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $371,000.

(4)	Our loan to Argicola Belher bears interest at 9.4% at July 31, 2007. We believe that a portfolio of loans with a similar risk profile would currently yield a similar return. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $906,000.
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
          There were no substantial changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Calavo Growers, Inc. (Registrant)
Date: September 6, 2007	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: September 6, 2007	By	/s/ Arthur J. Bruno
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