Form 10-K
period 2007-10-31
CALAVO GROWERS INC
filed 2008-01-14
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007
Commission file number: 000-33385
CALAVO GROWERS, INC.
(Exact name of registrant as specified in its charter)

California (State of incorporation)	33-0945304 (I.R.S. Employer Identification No.)

1141-A Cummings Road, Santa Paula, CA (Address of principal executive offices)	93060 (Zip code)
Registrant’s telephone number, including area code: (805) 525-1245
Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	On Which Registered

Common Stock, $0.001 Par Value per Share	Nasdaq Global Select Market
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
     Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
     Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $155 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of November 30, 2007 was 14,375,833.
Documents Incorporated by Reference
     Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders, which we intend to hold on April 23, 2008, are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2007.

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
     In November 2003, we acquired all the outstanding common shares of Maui Fresh International, Inc. (Maui). Maui distributed a multi-product line of produce through retail, food service and terminal market wholesale channels. Maui had significant operations in California, Nogales, Arizona, and Hawaii. Maui packed and distributed a diversified line, comprised of more than 20 commodities, including tropical, speciality, and exotic fruits, chilies and hothouse-grown items, as well as other conventional fruits and vegetables.
     In March 2005, we completed the sale of our old corporate headquarters building (located in Santa Ana) for $3.4 million. This transaction resulted in a pre-tax gain on sale of approximately $1.7 million. In conjunction with such sale, we relocated our corporate offices to Santa Paula, California in March 2005. Total expenses related to such relocation approximated $0.4 million.
     In June 2005, in order to increase our market share of California avocados and increase synergies within the marketplace, we entered into a stock purchase agreement with Limoneira Company (Limoneira). Pursuant to such agreement, we acquired approximately 15.1% of Limoneira’s outstanding common stock for $23.45 million and Limoneira acquired approximately 6.9% of our outstanding common stock for $10 million. The transaction was settled by a net cash payment by us of $13.45 million. Additionally, such agreement also provided for: (1) Calavo to lease office space from Limoneira in Santa Paula, California for a period of 10 years at an initial annual gross rental of approximately $0.2 million (subject to annual CPI increases, as defined), (2) Calavo to market Limoneira’s avocados and (3) Calavo and Limoneira to use good faith reasonable efforts to maximize avocado packing efficiencies for both parties by consolidating their fruit packing operations. Limoneira primarily engages in growing citrus and avocados, picking and hauling citrus, and packing lemons. The issuances of the shares discussed above were exempt from registration under federal and state securities laws.
     In August 2006, we entered into a joint venture agreement with San Rafael Distributing (SRD) for the purpose of the marketing, sale and distribution of fresh produce from the existing location of SRD at the Los Angeles Wholesale Produce Market (Terminal Market), located in Los Angeles, California. Such joint venture operates under the name of Maui Fresh International, LLC (Maui Fresh) and commenced operations in August 2006. SRD and Calavo each have an equal one-half ownership interest in Maui Fresh, but SRD shall have overall management responsibility for the operations of Maui Fresh at the Terminal Market. We use the equity method to account for our investment.

     In June 2007, we entered into a distribution agreement with Agricola Belher (Belher) of Mexico, a well-established quality producer of fresh vegetables, primarily tomatoes, for export to the U.S. market. Pursuant to such distribution agreement, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our Arizona facility. In exchange, we agreed to sell and distribute such tomatoes, advance $2 million to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. The agreement also allows for us to advance additional amounts to Belher at our sole discretion. All advances that remain outstanding as of June 2008 are immediately due and payable. As of October 31, 2007, we have advanced $2 million to Belher pursuant to this agreement.
     Concurrently, we also entered into an infrastructure agreement in June 2007 with Belher in order to significantly increase production yields and fruit quality. Pursuant to this agreement, we are to advance up to $5 million to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned by Belher, as well as packing line equipment. Advances incur interest at 9.4% at October 31, 2007. We advanced $5.0 million as of October 31, 2007 ($1.0 million included in prepaid expenses and other current assets and $4.0 million included in other long-term assets). Belher is to annually repay these advances in no less than 20% increments through July 2012. In addition, the agreement allows for additional $1.0 million advances to take place during the last five months of each of our fiscal years 2008 through 2010, but they are subject to certain conditions and are to be made at our sole discretion. Belher is to annually repay these advances in full on or before each of July 2008 through July 2010. Interest is to be paid monthly or annually, as defined. Belher may prepay, without penalty, all or any portion of the advances at any time.
     In order to secure their obligations pursuant to both agreements discussed above, Belher granted us a first-priority security interest in certain assets, including cash, inventory and fixed assets, as defined.
     Our principal executive offices are located at 1141-A Cummings Road, Santa Paula, California 93060; telephone (805) 525-1245.
     At October 31, 2007, we employed approximately 830 employees worldwide.
Available information
     We maintain an Internet website at http://www.calavo.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and other information related to us, are available, free of charge, on our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our Internet website and the information contained therein, or connected thereto, is not and is not intended to be incorporated into this Annual Report on Form 10-K.
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
     We sell avocados to a diverse group of supermarket chains, wholesalers, food service and other distributors, under the Calavo family of brand labels, as well as private labels. The consolidation in the supermarket industry has led to fewer, but bigger buyers. From time to time, sales are transacted via e-commerce. We believe that our largest customers will require us and our competitors to implement one or more e-commerce distribution solutions to facilitate their procurement and inventory management programs. In our judgment, the shift to e-commerce by our largest customers will favorably impact larger handlers like us, which have the ability and financial resources to support these strategies. From time to time, some of our larger customers seek short-term sales contracts that formalize their pricing and volume requirements. Generally, these contracts contain provisions that establish a price floor and/or ceiling during the contract duration. Again, in our judgment, the shift by our customers to drafting sales contracts benefits large handlers like us, which have the ability to fulfill the terms of these contracts. During fiscal year 2007, our 5 and 25 largest customers represented approximately 12% and 25% of our total consolidated revenues. During fiscal years 2007, 2006 and 2005 none of our customers represented more than 10% of total consolidated revenues.
     The Hass variety is the predominant avocado variety marketed on a worldwide basis. California grown Hass avocados are available year-round, with peak production periods occurring between February through September. Other varieties have a more limited picking season and generally command a lower price. Approximately 2,300 California growers deliver avocados to us, generally pursuant to a standard marketing agreement. Over the past several years, our share of the California avocado crop has remained strong, with approximately 34% of the 2007 shipped California avocado crop handled by us, based on data published by the

California Avocado Commission. We attribute our solid foothold in the California industry principally to the competitiveness of the per pound returns we pay and the communication and service we maintain with our growers.
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
     California avocados delivered to us are grouped as a homogenous pool on a weekly basis based on the variety, size, and grade. The proceeds we receive from the sale of each separate avocado pool, net of a packing and marketing fee to cover our costs and a profit, are paid back to the growers once each month. This fee is a fixed rate per pound and is set annually by the Board of Directors. The packing and marketing fee we withhold is periodically determined and revised based on our estimated per pound packing and operating costs, as well as our operating profit. Significant competitive pressures dictate that we set the packing and marketing fee at the lowest possible level to attract new and retain existing grower business. We believe that, if net proceeds paid ceased to be competitive, growers would choose to deliver their avocados to alternate competitive handlers. Consequently, we strive to deliver growers the highest return possible on avocados delivered to our packinghouses.
     The California avocado market is highly competitive with 9 major avocado handlers. A marketing order enacted by the state legislature is in effect for California grown avocados and provides the financial resource to fund generic advertising and promotional programs. Avocados handled by us are identifiable through packaging and the Calavo brand name sticker.
     We leverage our expertise in the handling and marketing of California avocados to our non-California sourced avocados and perishable food products. Non-California sourced avocados primarily include fruit imported from Mexico and Chile. We believe that the sales generated from these sources complement our offering of California avocados to our customers and stabilize the supply of avocados during seasons of low California production. This was especially evident in fiscal 2007, as a cyclically low California crop, coupled with freezing weather, resulted in an unusually small California avocado crop. As a result, we supplemented our avocado demand via increased deliveries from Mexico and Chile.
     We handle some of these imported avocados on a consignment basis for the suppliers. Pursuant to these arrangements, from time to time, we make advances to Mexican growers and Chilean packers. Historically, we made such advances related to both pre-harvest and post-harvest activities, but our focus during fiscal 2007 was primarily related to post-harvest activities. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. Historical experience demonstrates that providing post-harvest advances results in our acquiring full market risk for the product, as it is possible (although unlikely) that our resale proceeds may be less than the amounts we paid to the grower. This is a result of the high level of volatility inherent in the avocado and perishable food markets, which are subject to significant pricing declines based on the availability of fruit in the market. In the event that we do make a pre-season advance, our ability to recover such pre-harvest advance would be largely dependent on the growers’ ability to deliver avocados to us, as well as the inherent risks of farming, such as weather and pests. We anticipate making moderate pre-season advances during fiscal 2008.
     Net sales generated by non-California sourced avocados depend principally on the availability of Mexican and Chilean grown avocados in the U.S. markets. In November 2004, the United States Department of Food and Agriculture (USDA) published a rule allowing Hass avocado imports from Mexico into all 50 states year round (up from 31 states for only a six month period), except for California, Florida, and Hawaii. The restriction on such states was lifted in February 2007. For the remaining 47 states, however, Mexico was able to deliver its fruit for all of fiscal 2007, 2006 and 2005. The implementation of this rule did not result in a significant increase in the sale of Mexican sourced fruit during fiscal 2007, as compared to fiscal 2006. See Item 7 for further details.
     In 1998, we invested in the Mexican avocado market by building a packinghouse in Uruapan, Mexico. We believe that our continued success in marketing Mexican avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices. The Mexican avocado harvest is both complimentary and competitive with the California market, as the Mexican harvest typically runs from September to June. As a result, it is common for Mexican growers to monitor the supply of avocados for export to the United States in order to obtain higher field prices. During 2007, we packed and distributed approximately 25% of the avocados exported from Mexico into the United States and approximately 7% of the avocados exported from Mexico to countries other than the United States, based on our estimates.
     In recent years, the volume of avocados exported by Chilean growers to the United States has continued to increase. Chilean growers continue to increase/monitor avocado plantings to capitalize on returns available in the worldwide avocado markets. Sales of Chilean grown avocados have generally been significant during our 4th and 1st fiscal quarters. Additionally, with the Chilean harvesting season being complimentary to the California season (August through February), Chilean avocados are able to command competitive retail pricing in the market. During 2007, we distributed approximately 7% of the Chilean imports into the United States, based on our estimates.
     We have developed a series of marketing and sales initiatives primarily aimed at our largest customers that are designed to differentiate our products and services from those offered by our competitors. Some of these key initiatives are as follows:
•	We continue to have success with our ProRipeVIP™ avocado ripening program. This proprietary program allows us to deliver avocados evenly ripened to our customers’ specifications. We have invested in the Aweta AFS (acoustic firmness sensor) technology and equipment. ProRipeVIP™ is the next generation of selling conditioned avocados that have firmness determined via soundwaves. This technology is new to avocados. The most significant and compelling reason we invested in the Aweta systems is because the acoustic sensors measure firmness of the entire piece of fruit, as opposed to competitive mechanical tests that use pressure and calculated averages to measure firmness. We believe that ripened avocados help our customers address the consumers’ immediate needs and accelerate the sale of avocados through their stores. We currently have three Aweta systems in use in the United States, which, we believe, can effectively meet our customers’ demand for conditioned fruit.

•	We have developed various display techniques and packages that appeal to consumers and, in particular, impulse buyers. Some of our techniques include the bagging of avocados and the strategic display of the bags within the produce section of retail stores. Our research has demonstrated that consumers generally purchase a larger quantity of avocados when presented in a bag as opposed to the conventional bulk displays. We also believe that the value proposition of avocados in a bag provides for a higher level of sales to grocery stores.

•	From time to time, we market our avocados under joint promotion programs with other food manufacturers. Under these programs, we seek to increase the promotional exposure of our products by providing certain sales incentives. These incentives will be offered in conjunction with various promotional campaigns designed to advertise the products of all parties involved. We believe these programs will help us minimize our advertising costs, as they will be shared with other parties, while still achieving recognition in the marketplace.
     Our distribution of other perishable food products had generally been limited to papayas procured from a Hawaiian packing operation, which is owned by the Chairman of our Board of Directors, Chief Executive Officer and President. The acquisition of Maui, however, expanded our perishable food products to include various commodities, including tomatoes, mushrooms, onions, coconuts, and pineapples. We leverage our expertise in the handling and marketing of California avocados to these perishable food products as well. While most of these items are purchased, the majority of our sales is generated from papayas and tomatoes, both of which are handled on a consigned basis, with commission rates ranging from 8%-12%. Sales of our diversified products does not generally experience significant fluctuations related to seasonality.
Processed Products
     The processed product segment was originally conceived as a mechanism to stabilize the price of California avocados by reducing the volume of avocados available to the marketplace. In the 1960’s and early 1970’s, we pioneered the process of freezing avocado pulp and developed a wide variety of guacamole recipes to address the diverse tastes of consumers and buyers in both the retail and food service industries. One of the key benefits of frozen products is its long shelf-life. With the introduction of low cost processed products delivered from Mexican based processors, however, we realigned the segment’s strategy by shifting the fruit procurement and pulp processing functions to Mexico. In 1995, we invested in a processing plant in Mexicali, Mexico to derive the benefit of competitive avocado prices available in Mexico.
     Through January 2003, the primary function of our Mexicali processed operation was to produce pulp for our Santa Paula plant. Our processing facility in Santa Paula, California would receive the pulp from Mexicali, add ingredients, and package the product in various containers. The product would then be frozen for storage with shipment to warehouses and, ultimately, to our customers. From January 2003 to August 2004, however, our Mexicali processed operations became primarily focused on our individually quick frozen (IQF) avocado half product line and one of our ultra high-pressure lines. Our IQF line provides food service and retail customers with peeled avocado halves that are ripe and suitable for immediate consumption. These halves were frozen, packaged and shipped out of Mexicali to warehouses located in the U.S., and, ultimately, to our customers.
     In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan called for the closing of our Santa Paula, California and Mexicali, Baja California Norte (Mexicali) processing facilities and relocating these operations to a new facility in Uruapan, Michoacan, Mexico (Uruapan). This restructuring has provided for cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The Uruapan facility commenced operations in February 2004 and the Santa Paula and Mexicali facilities ceased production in February 2003 and August 2004. Net sales of frozen products represented approximately 63% and 62% of total processed segment sales for the years ended October 31, 2007 and 2006.
     During fiscal year 2002, we purchased and commissioned a 35-liter (35L) ultra high pressure machine designed to “cold pasteurize” fresh guacamole. Utilizing ultra high pressure only and without the need of any additives or preservatives, this procedure substantially destroys the cells of any bacteria that could lead to spoilage or oxidation issues. Once the procedure is completed, our guacamole is cased and shipped to various retail and food service customers throughout the United States and Canada.
     Our 35L machine discussed above ran near capacity during fiscal year 2003 through the closure date of Mexicali, which was August 2004. During fiscal year 2004, we purchased and commissioned a 215-liter (215L) ultra high pressure machine in Uruapan. This machine was commissioned for operations in July 2004, ran at about 40% capacity during fiscal 2004, increased to approximately 60% capacity during fiscal 2005, and ran at about 80% capacity during fiscal years 2006 and 2007. The 35L machine discussed above was ultimately traded in for credit towards another 215L machine, which was commissioned for operation in September 2007. As such, we currently have two 215L ultra high pressure machines located in Uruapan and estimate we are operating at approximately 42% of the combined machines’ capacities as of October 31, 2007. We believe the additional capacity provided by the 2nd machine is reasonable given our current sales projections and expected growth. Net sales of our ultra high pressure products represented approximately 37% and 38% of total processed segment sales for the years ended October 31, 2007 and 2006.
     Sales are made principally through a commissioned nationwide broker network, which is supported by our regional sales managers. We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, strategically located warehouses, and market relationships. During fiscal year 2007, our 5 and 25 largest customers represented approximately 7% and 12% of our total consolidated revenues. During fiscal years 2007, 2006 and 2005 none of our processed product customers represented more than 10% of total consolidated revenues.
     We believe that these ultra high pressure machines will enable our company to deliver the widest available array of prepared avocado and other products to our customers. Consequently, we believe that we are positioned to expand our ultra high pressure product line to include more avocado related products, high-end salsas, mangoes and other readily available fruit products.
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
     Non-California sourced avocados and perishable food products often require working capital to finance the payment of advances to suppliers and collection of accounts receivable. These working capital needs are also financed through the use of operating cash flows and bank borrowings.

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
Employees
     As of October 31, 2007, we had approximately 830 employees, of which approximately 200 were located in the United States and 630 were located in Mexico. None of Calavo’s United States employees are covered by a collective bargaining agreement. Approximately 520 of Calavo’s Mexican employees are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage.
     The following is a summary of the number of “salaried” and “hourly” employees as of October 31, 2007.

Location	Salaried	Hourly

United States	91	107
Mexico	109	521

TOTAL	200	628

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
     The market for avocados and processed avocado products is highly competitive and affects each of our businesses. Each of our businesses are subject to competitive pressures, including the following:
•	California avocados are impacted by an increasing volume of foreign grown avocados being imported into the United States. Recently, there have been significant plantings of avocados in Mexico, Chile, New Zealand, the Dominican Republic, Peru and other parts of the world, which have had, and will continue to have, the effect of increasing the volume of foreign grown avocados entering the United States market. Generally, an increase in foreign grown avocados in the markets we distribute in has the effect of lowering prices for California grown avocados and adversely impacting our results from operations.

•	California avocados are subject to competition from other California avocado handlers. If we are unable to consistently pay California growers a competitive price for their avocados, these growers may choose to have their avocados marketed by alternate handlers.

•	Non-California sourced avocados and perishable food products are impacted by competitors operating in Mexico. Generally, handlers of Mexican grown avocados operate facilities that are substantially smaller than our facility in Uruapan, Mexico. If we are unable to pack and market a sufficient volume of Mexican grown avocados, smaller handlers will have a lower per unit cost and be able to offer Mexican avocados at a more competitive price to our customers.

•	Non-California sourced avocados and perishable food products are also subject to competition from other California avocado handlers that market Chilean grown avocados. If we are unable to consistently pay Chilean packers a competitive price for their avocados, these packers may choose to have their avocados marketed by alternate handlers.
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
The value of our common stock may be adversely affected by market volatility.
The trading price of our common stock fluctuates and may be influenced by many factors, including:
•	Our operating and financial performance and prospects;

•	The depth and liquidity of the market for our common stock;

•	Investor perception of us and the industry and markets in which we operate;

•	Our inclusion in, or removal from, any equity market indices;

•	Changes in earnings estimates or buy/sell recommendations by analysts; and

•	General financial, domestic, international, economic and other market conditions;
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
     We lease our corporate headquarters building. Additionally, we own two packinghouses and one distribution and ripening facility (our former processing facility) in California, lease one facility in Arizona, lease one facility in New Jersey, operate in a distribution center in Texas, own one processing facility in Mexico, and lease one packinghouse in Mexico.
     In March 2005, we completed the sale of our corporate headquarters building (located in Santa Ana, CA) for $3.4 million. In conjunction with such sale, we relocated our corporate offices to Santa Paula, California in March 2005. We currently lease our corporate headquarters from Limoneira.
     Our two California facilities handle avocados delivered to us by California, Mexican and Chilean growers. The Temecula, California facility was built in 1985 and has been improved in capacity and efficiency since then. The Santa Paula, California facility was purchased in 1955 and has had recent equipment improvements equivalent to our Temecula facility. We believe that the combined annual capacity of the two packinghouses, under normal workweek operations, is sufficient to pack the annually budgeted volume of California avocados delivered to us by our growers.

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
     Our leased Nogales, Arizona facility primarily sorts, packs, ripens, and ships, tomatoes, avocados, and other tropical commodities as well. We believe that the annual capacity of this facility will be sufficient to handle our budgeted annual production needs.
     Our leased Swedesboro, New Jersey facility primarily sorts, packs, ripens, and ships avocados. We believe that the annual capacity of this facility will be sufficient to handle our budgeted annual production needs.
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
     Our Uruapan, Mexico fresh avocado packinghouse, owned by the same landlord as our former Mexicali facility, was built to our specifications. We are committed to leasing the facility through 2008 and have the option to purchase such facility at the end of the lease term. We believe that the annual capacity of this facility will be sufficient to process our budgeted annual production needs.
Item 3. Legal Proceedings
     From time to time, we become involved in legal proceedings that are related to our business operations. We are not currently a party to any legal proceedings that could have a material adverse effect upon our financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our shareholders during the quarter ended October 31, 2007.
Executive Officers of the Registrant
     The following table sets forth the name, age and position of individuals who hold positions as executive officers of our company. There are no family relationships between any director or executive officer and any other director or executive officer of our company. Executive officers are elected by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Lecil E. Cole	68	Chairman of the Board, Chief Executive Officer and President
Arthur J. Bruno	57	Chief Operating Officer, Chief Financial Officer and Corporate Secretary
Robert J. Wedin	58	Vice President, Sales and Fresh Marketing
Alan C. Ahmer	59	Vice President, Processed Product Sales and Production
Michael A. Browne	49	Vice President, Fresh Operations
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     In March 2002, our common stock began trading on the OTC Bulletin Board under the symbol “CVGW.” In July 2002, our common stock began trading on the Nasdaq National Market under the symbol “CVGW.” and currently trades on the Nasdaq Global Select Market. The following tables set forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Global Select Market.

Fiscal 2007	High	Low
First Quarter	$11.67	$9.61
Second Quarter	$14.09	$10.50
Third Quarter	$14.52	$11.85
Fourth Quarter	$22.91	$14.45

Fiscal 2006	High	Low
First Quarter	$10.50	$9.59
Second Quarter	$11.00	$9.51
Third Quarter	$11.94	$9.37
Fourth Quarter	$10.24	$9.04
     As of October 31, 2007, there were approximately 1,300 stockholders of record of our common stock.
     During the year ended October 31, 2007, we did not issue any shares of common stock that were not registered under the Securities Act of 1933.
Dividend Policy
     Our dividend policy is to provide for an annual dividend payment, as determined by the Board of Directors. We anticipate that dividends will be paid in the first quarter of our fiscal year.
     On January 2, 2008, we paid a $0.35 per share dividend in the aggregate amount of $5,030,000 to shareholders of record on December 15, 2007.
     On January 3, 2007, we paid a $0.32 per share dividend in the aggregate amount of $4,573,000 to shareholders of record on December 15, 2006.

Shareowner Return Performance Graph
     The following graph compares the performance of our common stock with the performance of the Nasdaq Market Index and the Hemscott Group Index for approximately the 67.5-month period beginning on March 22, 2002 and ending October 31, 2007. In making this comparison, we have assumed an investment of $100 in Calavo Growers, Inc. common stock, the Nasdaq Market Index, and the Hemscott Group Index as of March 22, 2002, the first day that our common shares began trading on the OTC Bulletin Board. Since July 23, 2002, our shares have traded on the Nasdaq National Market and then the Nasdaq Global Select Market. We have also assumed the reinvestment of all dividends. The Hemscott Group Index is a composition of major diversified food companies.
COMPARE CUMULATIVE TOTAL RETURN
AMONG CALAVO GROWERS, INC.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX
ASSUMES $100 INVESTED ON OCT. 31, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING OCT. 31, 2007

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
     The following summary consolidated financial data (other than pounds information) for each of the years in the five-year period ended October 31, 2007 are derived from the audited consolidated financial statements of Calavo Growers, Inc.
     Historical results are not necessarily indicative of results that may be expected in any future period. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto that are included elsewhere in this Annual Report.

	Fiscal Year Ended October 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Income Statement Data: (1)
Net sales	$302,984	$273,723	$258,822	$274,218	$246,761
Gross margin	31,772	29,084	21,734	25,404	25,465
Net income	7,330	5,788	3,322	6,210	7,160
Basic and diluted net income per share	$0.51	$0.40	$0.24	$0.46	$0.55
Balance Sheet Data as of End of Period:
Working capital	$16,334	$12,023	$17,618	$20,353	$20,735
Total assets(4)	128,018	107,563	108,482	67,398	53,689
Short-term debt(4)	1,307	1,308	1,313	22	24
Long-term debt, less current portion(2)(4)	13,106	10,406	11,719	34	61
Shareholders’ equity(4)	74,003	58,943	64,746	43,937	37,147
Cash Flows Provided by (Used in):
Operations	$4,629	$7,819	$5,568	$4,460	$15,222
Investing(3)(4)(5)	(7,950)	(4,663)	(11,941)	(8,474)	(4,475)
Financing(4)	4,238	(4,239)	6,870	(725)	(6,293)
Other Data:
Dividends per share	$0.35	$0.32	$0.32	$0.30	$0.25
Net book value per share	$5.15	$4.12	$4.51	$3.25	$2.87
Pounds of California avocados sold	91,038	218,460	104,950	152,725	122,950
Pounds of non-California avocados sold	135,723	70,063	103,830	69,410	70,348
Pounds of processed avocados products sold	22,556	20,489	15,628	13,317	14,707

(1)	Operating results for fiscal years 2007, 2006, 2005, and 2004 include the acquisition of Maui Fresh International, Inc. For fiscal years 2007, 2006, 2005, and 2004, Maui’s net sales, gross margins, and net income were as follows: (2007) $29.5 million, $2.1 million, and $0.6 million, (2006) $22.1 million, $1.4 million, and $0.2 million, (2005) $21.7 million, $1.1 million, and $0.4 million, and (2004) $19.8 million, $1.4 million, and $0.5 million.

(2)	In July 2003, our Board of Directors approved the retirement of our Industrial Development Revenue Bond. The bonds were initially floated to provide the financing to construct our Temecula, California packinghouse. We repaid the final $2.8 million in principal under the indenture in September 2003.

(3)	Cash flows used in investing activities for fiscal 2004 and 2003 include the effect of constructing a processing facility in Uruapan, Michoacan, Mexico. The Uruapan facility commenced operations in February 2004.

(4)	Total assets, short-term debt, long-term debt, equity, cash flows used in investing activities, and cash flows provided by financing activities for fiscal 2005 include the effect of the stock purchase agreement with Limoneira Company.

(5)	During the second and third quarters of fiscal 2007, we advanced $5 million to Agricola Belher pursuant to our distribution and infrastructure agreements. See Note 16 to our consolidated financial statements.

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
Overview
     We are a leader in the distribution of avocados, prepared avocado products, and other perishable food products throughout the United States and elsewhere in the world. Our history and expertise in handling California grown avocados has allowed us to develop a reputation of delivering quality products, at competitive prices, while providing competitive returns to our growers. This reputation has enabled us to expand our product offerings to include avocados sourced on an international basis, prepared avocado products, and other perishable foods. We report our operations in two different business segments: (1) fresh products and (2) processed products. See Note 11 to our consolidated financial statements for further discussion. We report our financial results on a November 1 to October 31 fiscal year basis to coincide with the California avocado harvest season.
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
     Our Fresh Products business grades, sizes, packs, cools, and ripens (if desired) avocados grown in California for delivery to our customers. We presently operate three packinghouses in Southern California. These packinghouses handled approximately 34% of the California avocado crop during the 2007 fiscal year, based on data obtained from the California Avocado Commission. Our operating results and the returns we pay our growers are highly dependent on the volume of avocados delivered to our packinghouses, as a significant portion of our costs are fixed. Our strategy calls for continued efforts to retain and recruit growers that meet our business model.
     Additionally, our Fresh products business also procures avocados grown in Mexico and Chile, as well as other various commodities, including tomatoes, papayas, mushrooms, onions, coconuts, and pineapples. We operate a packinghouse in Mexico that, together with certain co-packers that we frequently purchase fruit from, handled approximately 25% of the Mexican avocado crop bound for the United States market and approximately 7% of the avocados exported from Mexico to countries other than the United States during the 2006-2007 Mexican season, based on our estimates. Additionally, during the 2006-2007 Chilean avocado season, we handled approximately 7% of the Chilean avocado crop, based on our estimates. Our strategy is to procure and sell non-Californian grown avocados to complement our distribution efforts of California grown avocados. We believe that the introduction of these avocados, although competitive at times with California grown avocados, provides a level of supply stability that may, over time, help solidify the demand for avocados among consumers in the United States and elsewhere in the world. We believe our efforts in distributing our other various commodities, such as those shown above, complement our offerings of avocados. From time to time, we continue to explore distribution of other crops that provide reasonable returns to the business.
     Our processed products business procures avocados, processes avocados into a wide variety of guacamole products, and distributes the processed product to our customers. Customers include both food service industry and retail businesses and our products primarily include both frozen and “cold pasteurized” fresh guacamole. “Cold pasteurized” fresh guacamole refers to fresh guacamole product that has been treated by one of our ultra high pressure machines. We currently have two 215-liter ultra high pressure machines located in Uruapan, Michoacán, Mexico (Uruapan). These machines utilize ultra high pressure only (i.e. without additives or preservatives) and destroy the cells of any bacteria that could lead to spoilage or oxidation issues.
     Due to the long shelf-life of our frozen processed products and the purity of our ultra high pressure guacamole, we believe that we are well positioned to address the diverse taste and needs of today’s customers. We believe our ultra high pressure machines will enable our company to deliver the widest available array of prepared avocado and other products to our customers. We also believe that we are positioned to expand our ultra high pressure product line to include more avocado related products, high-end salsas, mangoes and other readily available fruit products. We continue to seek to expand our relationships with major food service companies and develop alliances that will allow our products to reach a larger percentage of the marketplace.
     Net sales of frozen products represented approximately 63% and 62% of total processed segment sales for the years ended October 31, 2007 and 2006. Net sales of our ultra high pressure products represented approximately 37% and 38% of total processed segment sales for the years ended October 31, 2007 and 2006.
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
Recent Developments
Dividend Payment
     On January 2, 2008, we paid a $0.35 per share dividend in the aggregate amount of $5.0 million to shareholders of record on December 15, 2007.
Revolving Credit Facilities
     In July 2007 and October 2007, we renewed and extended our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. These two credit facilities now expire in February 2012 and July 2009. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $30 million, with a weighted-average interest rate of 5.8% and 6.2% at October 31, 2007 and 2006. Under these credit facilities, we had $10.6 million and $3.8 million outstanding as of October 31, 2007 and 2006, of which $4.0 million was classified as a long-term liability as of October 31, 2007. We had no long-term amounts outstanding pursuant to these credit facilities as of October 31, 2006. These credit facilities contain various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at October 31, 2007.
Agreements with Tomato Grower
     In June 2007, we entered into a distribution agreement with Agricola Belher (Belher) of Mexico, a well-established quality producer of fresh vegetables, primarily tomatoes, for export to the U.S. market. Pursuant to such distribution agreement, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our Arizona facility. In exchange, we agreed to sell and distribute such tomatoes, advance $2 million to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. The agreement also allows for us to advance additional amounts to Belher at our sole discretion. All advances that remain outstanding as of June 2008 are immediately due and payable. As of October 31, 2007, we have advanced $2 million to Belher pursuant to this agreement.
     Concurrently, we also entered into an infrastructure agreement in June 2007 with Belher in order to significantly increase production yields and fruit quality. Pursuant to this agreement, we are to advance up to $5 million to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned by Belher, as well as packing line equipment. Advances incur interest at 9.4% at October 31, 2007. We advanced $5.0 million as of October 31, 2007 ($1.0 million included in prepaid expenses and other current assets and $4.0 million included in other long-term assets). Belher is to annually repay these advances in no less than 20% increments through July 2012. In addition, the agreement allows for additional $1.0 million advances to take place during the last five months of each of our fiscal years 2008 through 2010, but they are subject to certain conditions and are to be made at our sole discretion. Belher is to annually repay these advances in full on or before each of July 2008 through July 2010. Interest is to be paid monthly or annually, as defined. Belher may prepay, without penalty, all or any portion of the advances at any time.
     In order to secure their obligations pursuant to both agreements discussed above, Belher granted us a first-priority security interest in certain assets, including cash, inventory and fixed assets, as defined.

Agreement with Mushroom Grower
     Effective November 2007, we entered into a consignment and marketing agreement with Farmers Fresh Mushroom, Inc (FFMI) to market and sell conventional and organic mushrooms in the United States. FFMI agreed, among other things, to source, pack, and ship product primarily to our customers, but also to any of our distribution centers, at our option. In exchange, we agreed, among other things, to market and sell such product. The agreement specifically calls for FFMI to not actively pursue new business in the United States of America and it also requires that all product sold by us will be packed in our cartons and sold only by us.
     The term of this agreement is for 12 months (through October 2008) and automatically renews for a 12-month period on the final day of the agreement, unless terminated, as defined.
Agreement with Pineapple Grower
     Effective December 2007, we entered into a consignment and marketing agreement with Maui Pineapple Company, LTD. (MPC), to market and sell Maui Gold Pineapples throughout the continental United States and Canada. MPC agreed, among other things, to source, pack and ship such pineapples to an agreed port of entry. In exchange, we agreed, among other things, to be responsible for such product upon arrival at the port, to market and sell the related product, and to develop and implement marketing strategies aimed at building the Maui Gold brand recognition. The agreement specifically calls for us to be the sole and exclusive source for the sale of Maui Gold Pineapples. Additionally, Maui Gold Pineapples are to be our sole fresh pineapple product.
     The agreement calls for us to provide certain advances, as defined, and return the proceeds from such pineapple sales to MPC, net of our commission, fees, and incentives, if applicable. The term of this agreement is for 13 months (through December 2008) and automatically renews for a 12-month period, unless terminated, as defined.
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
     Promotional allowances. We provide for promotional allowances at the time of sale, based on our historical experience. Our estimates are generally based on evaluating the relationship between promotional allowances and gross sales. The derived percentage is then applied to the current period’s sales revenues in order to arrive at the appropriate debit to sales allowances for the period. The offsetting credit is made to allowance for accounts receivable. When certain amounts of specific customer accounts are subsequently identified as promotional, they are written off against this allowance. Actual amounts may differ from these estimates and such differences are recognized as an adjustment to net sales in the period they are identified.
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
     Goodwill and acquired intangible assets. Goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We performed our annual assessment of goodwill and determined that no impairment existed as of October 31, 2007.
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
Results of Operations
     The following table sets forth certain items from our consolidated statements of income, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Gross margins	10.5%	10.6%	8.4%
Selling, general and administrative	6.5%	7.2%	7.2%
Operating income	4.0%	3.4%	1.2%
Interest Income	0.1%	0.1%	0.1%
Interest Expense	(0.4)%	(0.3)%	(0.2)%
Other income, net	0.2%	0.2%	0.9%
Net income	2.4%	2.1%	1.3%
Net Sales
     We believe that the fundamentals for our products continue to be favorable. Firstly, Americans are eating more avocados. Over the last 10 years, United States (U.S.) consumption of avocados has expanded at a 9% compound annual growth rate and we do not anticipate this growth significantly changing. We believe that the healthy eating trend that has been developing in the United States contributes to such growth, as avocados, which are cholesterol and sodium free, are dense in fiber, vitamin B6, antioxidants, potassium, folate, and contain unsaturated fat, which help lower cholesterol. Also, a growing number of research studies seem to suggest that phytonutrients, which avocados are rich in, help fight chronic illnesses, such as heart disease and cancer.
     Additionally, we believe that the demographic changes in the U.S. will greatly impact the consumption of avocados and avocado-based products. The Hispanic community currently accounts for approximately 14% of the U.S. population, and the total number of Hispanics is estimated to triple by the year 2050. Avocados are considered a staple item purchased by Hispanic consumers, as the per-capita avocado consumption in Mexico is estimated to be more than seven-fold that of the U.S.
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
     In October 2002, the USDA announced the creation of a Hass Avocado Board to promote the sale of Hass variety avocados in the U.S. marketplace. This board provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace, including imported and California grown fruit. The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales. We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our California avocado and international avocado businesses. During fiscal 2007,

2006 and 2005, on behalf of avocado growers, we remitted approximately $1.7 million, $1.7 million and $1.5 million to the California Avocado Commission. During fiscal 2007, 2006 and 2005, we remitted approximately $2.2 million, $4.7 million and $2.4 million to the Hass Avocado Board related to California avocados.
     Sales of products and related costs of products sold are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Service revenue, including freight, ripening, storage, bagging and palletization charges, is recorded when services are performed and sales of the related products are delivered. We provide for sales returns and promotional allowances at the time of shipment, based on our experience. The following table summarizes our net sales by business segment:

	2007	Change	2006	Change	2005
	(Dollars in thousands)

Net sales:
Fresh products	$261,325	10.3%	$236,889	2.9%	$230,289
Processed products	41,659	13.1%	36,834	29.1%	28,533

Total net sales	$302,984	10.7%	$273,723	5.8%	$258,822

As a percentage of net sales:
Fresh products	86.3%		86.5%		89.0%
Processed products	13.7%		13.5%		11.0%

	100.0%		100.0%		100.0%

     Net sales for the year ended October 31, 2007, when compared to 2006, increased by approximately $29.3 million, or 10.7%, principally as a result of an increase in both our fresh products and processed products segments. The increase in sales related to our fresh products segment was primarily driven by an increase in our average selling price, partially offset by a decrease in the total pounds sold. The increase related to our processed products segment was primarily related to an increase in both the total pounds sold, as well as an increase in the average selling price per pound.
     The following tables set forth sales by product category, freight and other charges and sales incentives, by segment (dollars in thousands):

	Year ended October 31, 2007			Year ended October 31, 2006
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
California avocados	$95,130	$—	$95,130	$140,995	$—	$140,995
Imported avocados	120,588	—	120,588	51,191	—	51,191
Papayas	5,887	—	5,887	4,822	—	4,822
Specialities and tropicals	12,923	—	12,923	9,543	—	9,543
Processed — food service	—	38,338	38,338	—	34,021	34,021
Processed — retail and club	—	10,706	10,706	—	10,454	10,454

Total fruit and product sales to third-parties	234,528	49,044	283,572	206,551	44,475	251,026
Freight and other charges	26,816	739	27,555	30,383	637	31,020

Total gross sales to third-parties	261,344	49,783	311,127	236,934	45,112	282,046
Less sales incentives	(19)	(8,124)	(8,143)	(8)	(8,278)	(8,323)

Total net sales to third-parties	261,325	41,659	302,984	236,889	36,834	273,723
Intercompany sales	13,020	8,123	21,143	9,532	6,227	15,759

Net sales	$274,345	$49,782	324,127	$246,421	$43,061	289,482

Intercompany sales eliminations			(21,143)			(15,759)

Consolidated net sales			$302,984			$273,723

	Year ended October 31, 2006			Year ended October 31, 2005
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
California avocados	$140,995	$—	$140,995	$104,481	$—	$104,481
Imported avocados	51,191	—	51,191	81,756	—	81,756
Papayas	4,822	—	4,822	6,251	—	6,251
Specialities and tropicals	9,543	—	9,543	13,777	—	13,777
Processed — food service	—	34,021	34,021	—	28,307	28,307
Processed — retail and club	—	10,454	10,454	—	6,766	6,766

Total fruit and product sales to third-parties	206,741	44,475	251,026	206,265	35,073	241,338
Freight and other charges	30,156	637	31,020	24,129	258	24,387

Total gross sales to third-parties	236,897	45,112	282,046	230,394	35,331	265,725
Less sales incentives	(8)	(8,278)	(8,323)	(105)	(6,798)	(6,903)

Total net sales to third-parties	236,889	36,834	273,723	230,289	28,533	258,822
Intercompany sales	9,532	6,227	15,759	15,850	6,166	22,016

Net sales	$246,421	$43,061	289,482	$246,139	$34,699	280,838

Intercompany sales eliminations			(15,759)			(22,016)

Consolidated net sales			$273,723			$258,822

     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse, Uruapan processing plant and Mexicali processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.

Fresh Products
     Fiscal 2007 vs. Fiscal 2006:
     Net sales delivered by the business increased by approximately $24.4 million, or 10.3%, from fiscal 2006 to 2007. This increase was primarily related to an increase in Mexican and Chilean avocado sales and an increase in tomato sales, partially offset by a decrease in California avocado sales.
     Sales of Mexican sourced avocados increased $73.2 million, or 138.3%, for fiscal year 2007, when compared to the same prior year period. The volume of Mexican fruit sold increased by approximately 61.1 million pounds, or 106.2%, when compared to the same prior year period. This increase was primarily in the U.S. marketplace and was substantially related to an increased emphasis in the Mexican avocado crop certified for export to the U.S., which principally stemmed from the expected, and ultimately realized, smaller California avocado crop. Additionally, the average per carton selling price of Mexican avocados increased approximately 15.2% when compared to the same prior year period. We attribute some of this increase to the smaller California avocado crop in the marketplace during fiscal 2007, as well as the premium pricing related to our ProRipeVIPTM avocado ripening program.
     Sales of Chilean sourced avocados increased $4.9 million for fiscal year 2007, when compared to the same prior year period. The volume of Chilean fruit sold increased by approximately 7.8 million pounds, or 86.2%, when compared to the same prior year period. This increase was primarily related to the size of the Chilean avocado crop, as well as the timing of the delivery to the United States. Our average selling prices, on a per carton basis, of Chilean avocados experienced a decrease of 11.9% for fiscal 2007, when compared to the same prior period. We attribute some of these price fluctuations to the size and/or timing of delivery of the Chilean and California avocado crop in the marketplace during fiscal 2007.
     Mexican and Chilean grown avocados are primarily sold in the U.S., Japanese, and/or European marketplace. We anticipate that the combined sales of Mexican and Chilean grown avocados will remain comparable in fiscal 2008.
     The volume of non-brokered tomatoes increased by approximately 25.6 million pounds during fiscal 2007, when compared to the same prior year period. This increase, which accounted for the majority of the fluctuation, was primarily related to a new supplier relationship. We expect a significant increase in tomato sales during fiscal 2008 due primarily to our new tomato agreements. See Note 16 to the consolidated financial statements.
     Sales of California sourced avocados decreased $56.5 million for fiscal 2007, when compared to the same prior period. This decrease was primarily related a 58.3% decrease in pounds of avocados sold, partially offset by an increase in our average selling prices. The decrease in pounds was primarily related to a cyclically low California avocado crop for the 2006/2007 season, coupled with the freeze experienced during our first fiscal quarter. Our market share of shipped California avocados decreased to 33.7% for fiscal 2007, when compared to a 35.6% market share for the same prior year period. Based on estimates generated from the California Avocado Commission, we expect the California avocado crop for the 2007/2008 season to be moderately larger than the 2006/2007 crop.
     For fiscal year 2007, average selling prices, on a per carton basis, for California avocados were 56.2% higher when compared to the same prior year period. We attribute some of this increase to the aforementioned smaller California avocado crop for the 2006/2007 season. For fiscal year 2008, we believe that the demand for California avocados will remain strong in the U.S. marketplace, and, as a result, such is expected to have a positive impact on sales prices. California avocados are primarily sold in the U.S. marketplace.
     Fiscal 2006 vs. Fiscal 2005:
     Net sales delivered by the business increased by approximately $6.6 million, or 2.9%, from fiscal 2005 to 2006. This increase was primarily related to an increase in California avocados sales, partially offset by a decrease in Mexican and Chilean avocado sales.
     Sales of California sourced avocados increased $36.5 million for fiscal 2006, when compared to the same prior period. This increase was primarily related to a 108.1% increase in pounds of avocados sold, partially offset by a decrease in our average selling prices. This increase in pounds sold was consistent with the expected increase in the overall harvest of the California avocado crop for the 2005/2006 season. Our market share of California avocados remained consistent at 35.6% for the year ended October 31, 2006, compared to 34.4% for the same period in the prior year.
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
Processed Products
     Fiscal 2007 vs. Fiscal 2006:
     Net sales increased by approximately $4.8 million, or 13.1% for fiscal 2007, when compared to the same prior period. The increase in net sales is primarily attributable to an increase of 2.1 million pounds of product sold, or 10.0%, as well as an increase in the net selling price totaling $0.05 per product pound sold, or 2.8%. During fiscal year 2007, the increase in pounds sold primarily relates to an increase in the sale of both our frozen and high-pressure guacamole products, which increased approximately 12.0% and 6.5% when compared to the same prior year period. The increase in our net average selling price primarily relates to a change in our product mix.
     We currently have two 215L ultra high pressure machines located in Uruapan and estimate we are operating at approximately 42% of the combined machines’ capacities as of October 31, 2007. We believe the additional capacity provided by the 2nd machine is reasonable given our current sales projections and expected growth. Net sales of our ultra high pressure products represented approximately 37% and 38% of total processed segment sales for the years ended October 31, 2007 and 2006.
     We believe that these ultra high pressure machines will enable our company to deliver the widest available array of prepared avocado and other products to our customers. Consequently, we believe that we are positioned to expand our ultra high pressure product line to include more avocado related products, high-end salsas, mangoes and other readily available fruit products.
     Fiscal 2006 vs. Fiscal 2005:
     Net sales increased by approximately $8.3 million, or 29.1% for fiscal 2006, when compared to the same prior period. The increase in net sales is primarily attributable to an increase of 4.9 million pounds of product sold, or 31.1%. Such increase was partially offset, however, by a decrease in the net selling price totaling $0.02 per product pound sold, or 1.1%. During fiscal year 2006, the increase in pounds sold primarily relates to an increase in the sale of our high-pressure guacamole product, which increased approximately 37% when compared to the same prior year period. The decrease in our net average selling price primarily relates to a change in our product mix.

Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment:

	2007	Change	2006	Change	2005
	(Dollars in thousands)

Gross Margins:
Fresh products	$21,461	14.9%	$18,673	9.4%	$17,071
Processed products	10,311	(1.0)%	10,411	123.3%	4,663

Total gross margins	$31,772	9.2%	$29,084	33.8%	$21,734

Gross profit percentages:
Fresh products	8.2%		7.9%		7.4%
Processed products	24.8%		28.3%		16.3%
Consolidated	10.5%		10.6%		8.4%
     Our cost of sales consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Consolidated gross margin, as a percent of sales, remained consistent for fiscal year 2007 when compared to fiscal year 2006. This consistency was principally attributable to decreased profitability in our processed product segment, substantially offset by an increase in profitability from our fresh products segment. Consolidated gross margin, as a percent of sales, increased 2.2% for fiscal year 2006 when compared to fiscal year 2005. This increase was principally attributable to increased profitability in fresh products segment, as well as our processed product segment.
     Gross margins and gross profit percentages related to California avocados are largely dependent on production yields achieved at our packinghouses, current market prices of avocados, and the volume of avocados packed. The decrease in our gross margin percentage during fiscal year 2007 was primarily related to a significant decrease in pounds of fruit sold, as well as an increase in the market price of avocados. During fiscal year 2007, when compared to fiscal year 2006, we experienced a 58.3% decrease in pounds of avocados sold. Additionally, we also experienced a 56.2% increase in the average sales price of California avocados. Combined, these had the effect of increasing our per pound costs, which, as a result, negatively impacted gross margins.
     The increase in our gross margin percentage related to California avocados during fiscal year 2006 was primarily related to a significant increase in pounds of fruit sold, partially offset by an increase in the cost of fruit. During fiscal year 2006, when compared to fiscal year 2005, we experienced a 108.1% increase in pounds of avocados sold. This had the effect of decreasing our per pound costs, which, as a result, positively impacted gross margins.
     The gross margin and gross profit percentage for consignment sales, including Chilean avocados and tomatoes, is dependent on the volume of fruit we handle and the competitiveness of the returns that we provide to third-party packers. The gross margin we earn is generally based on a commission agreed to with each party. Accordingly, the gross margin results for these products are a function of the volume handled and the competitiveness of the sales prices that we realize. Although we generally do not take legal title to such avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, our results of operations include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. For fiscal years 2007, 2006, and 2005, we generated gross margins of $1.7 million, $1.2 million, and $1.7 million from the sale of fresh produce products that were packed by third parties.
     Our business with Mexican growers differs in that we operate a packinghouse in Mexico and purchase avocados directly from the field. Alternatively, we may also purchase Mexican avocados directly from co-packers located in Mexico as well. In either case, the gross margin and gross profit percentages generated by our Mexican operations are significantly impacted by the volume of avocados handled by our packinghouse and the cost of the fruit. During fiscal year 2007, our gross margins generated from the sale of Mexican avocados increased from approximately $1.6 million in fiscal year 2006 to $14.0 million in fiscal year 2007. Such increase was primarily related to a 106.2% increase in the volume of Mexican avocados sold, as well as higher sales prices of Mexican fruit. Collectively, these items positively affected gross margins.
     During fiscal year 2006, our gross margins generated from the sale of Mexican avocados decreased from approximately $3.8 million in fiscal year 2005 to $1.6 million in fiscal year 2006. Such decrease is primarily related to both the significant decrease in the volume of Mexican avocados sold, totaling 19.7% (primarily related to the large California crop discussed above), as well as an increase in Mexican fruit costs. Collectively, these items contributed to a higher per pound cost, which negatively affected gross margins.

     Gross margins and gross profit percentages for our processed products business are largely dependent on the pricing of our final product and the cost of avocados used in preparing guacamole. During fiscal year 2007, the processed products gross profit percentages decreased primarily as a result of higher fruit costs, as well as increased packaging costs, both of which had the effect of increasing our per pound costs. Such were partially offset, however, by an increase in total pounds produced, which had the effect of reducing our per pound costs. We anticipate that the gross profit percentage for our processed product segment will continue to experience fluctuations during the next fiscal year primarily due to the uncertainty of the cost of fruit that will be used in the production process.
     During fiscal year 2006, when compared to the same prior year period, the processed products gross profit percentages increased primarily as a result of lower fruit costs and increases in total pounds produced, both of which had the effect of reducing our per pound costs.
Selling, General and Administrative

	2007	Change	2006	Change	2005
	(Dollars in thousands)
Selling, general and administrative	$19,759	NM	$19,767	6.3%	$18,588
Percentage of net sales	6.5%		7.2%		7.2%

NM —	Not meaningful
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses, and other general and administrative costs. For fiscal year 2007, selling, general and administrative expenses remained substantially consistent when compared to the same period for fiscal 2006. This consistency was primarily related to higher corporate costs, including, but not limited to, costs related to an increase bad debt expense (totaling approximately $0.5 million), an increase in legal fees (totaling approximately $0.1 million), and an increase in management bonuses (totaling approximately $0.1 million). Such higher corporate costs were substantially offset, however, by a decrease in auditing/Sarbanes-Oxley costs (totaling approximately $0.1 million), and a decrease in stock option expense (totaling approximately $0.6 million).
     For fiscal year 2006, selling, general and administrative expenses increased by $1.2 million, or 6.3%, compared to the same period for fiscal 2005. This increase was primarily related to higher corporate costs, including, but not limited to, costs related to an increase in stock-based compensation (totaling approximately $0.6 million), an increase in management bonuses (totaling approximately $1.1 million), and an increase in employee compensation costs (totaling approximately $0.5 million). Such higher corporate costs were partially offset by a decrease in auditing/Sarbanes-Oxley costs (totaling approximately $0.2 million), a decrease in bad debt expense (totaling approximately $0.5 million), and a decrease in corporate moving expenses (totaling approximately $0.3 million).
Interest income

	2007	Change	2006	Change	2005
	(Dollars in thousands)
Interest income	$248	(30.3)%	$356	2.3%	$348
Percentage of net sales	0.1%		0.1%		0.1%
     Interest income was primarily generated from loans to growers and our notes receivable from shareholders. During fiscal years 2007, 2006 and 2005, interest income includes interest accrued on notes receivable from directors and officers of approximately $0.1 million, $0.2 million and $0.2 million.
Interest expense

	2007	Change	2006	Change	2005
	(Dollars in thousands)
Interest expense	$(1,346)	42.7%	$(943)	136.3%	$(399)
Percentage of net sales	(0.4)%		(0.3)%		(0.2)%
     Interest expense is primarily generated from our line of credit borrowings, as well as our term loan agreement with Farm Credit West, PCA. For fiscal 2007, as compared to fiscal 2006, the increase in interest expense was primarily related to a higher average outstanding balance under our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A.

     For fiscal 2006, as compared to fiscal 2005, the increase in interest expense was primarily related to the non-collateralized term loan agreement with Farm Credit West, PCA that we entered into in July 2005 to finance the purchase of our Limoneira Stock. Pursuant to such agreement, we borrowed $13.0 million, which is to be repaid in 10 annual installments of $1.3 million. Such annual installments began July 2006 and continue through July 2015. Interest is paid monthly, in arrears, and began in August 2005, and will continue through the life of the loan. Such loan bears interest at a fixed rate of 5.70%.
Other Income, Net

	2007	Change	2006	Change	2005
	(Dollars in thousands)
Other income, net	$512	(14.5)%	$599	(75.1)%	$2,408
Percentage of net sales	0.2%		0.2%		0.9%
     Other income, net includes dividend income, as well as certain other transactions that are outside of the course of normal operations. During fiscal 2007, 2006, and 2005, we received $0.4 million, $0.4 million, and $0.2 million as dividend income from Limoneira. During fiscal year 2005, other income, net includes the gain on the sale of our corporate facility totaling approximately $1.7 million.
Provision for Income Taxes

	2007	Change	2006	Change	2005
	(Dollars in thousands)
Provision for income taxes	$4,271	18.0%	$3,620	66.0%	$2,181
Percentage of income before provision for income taxes	36.8%		38.5%		39.6%
     The effective income tax rate for fiscal years 2007, 2006, and 2005 is higher than the federal statutory rate principally due to state taxes. Our effective income tax rate decreased from 38.5% in fiscal year 2006 to 36.8% in fiscal year 2007 primarily as a result of a an increase in pre-tax income in a foreign jurisdiction with favorable tax rates. Our effective income tax rate decreased from 39.6% in fiscal year 2005 to 38.5% in fiscal year 2006 primarily as a result of a favorable decrease in our foreign tax rates during fiscal year 2006 when compared to fiscal year 2005.
Quarterly Results of Operations
     The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2007. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with our audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. The California crop is highly seasonal and is characterized by crop volume and price changes. Historically, we receive and sell a substantially lesser number of California avocados in our first fiscal quarter.

	Three months ended
	Oct. 31,	July 31,	Apr. 30,	Jan. 31,	Oct. 31,	July 31,	Apr. 30,	Jan. 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(in thousands, except per share amounts)

Statement of Operations Data
Net sales	$85,295	$91,212	$69,184	$57,293	$76,880	$78,954	$67,429	$50,647
Cost of sales	78,214	82,680	59,993	50,325	69,896	68,738	58,768	47,237

Gross margin	7,081	8,532	9,191	6,968	6,984	10,216	8,661	3,410
Selling, general and administrative	5,608	4,708	4,812	4,631	5,163	5,284	5,063	4,444

Operating income (loss)	1,473	3,824	4,379	2,337	1,821	4,932	3,598	(1,034)
Other income (expense), net	128	(247)	(137)	(156)	292	(136)	10	(75)

Income (loss) before provision (benefit) for income taxes	1,601	3,577	4,242	2,181	2,113	4,796	3,608	(1,109)
Provision (benefit) for income taxes	411	1,355	1,655	850	775	1,870	1,419	(444)

Net income (loss)	$1,190	$2,222	$2,587	$1,331	$1,338	$2,926	$2,189	$(665)

Net income (loss) per share:
Basic	$0.08	$0.16	$0.18	$0.09	$0.09	$0.21	$0.15	$(0.05)
Diluted	$0.08	$0.15	$0.18	$0.09	$0.09	$0.21	$0.15	$(0.05)
Number of shares used in per share computation:
Basic	14,329	14,300	14,294	14,293	14,292	14,171	14,282	14,352
Diluted	14,530	14,452	14,398	14,359	14,319	14,237	14,343	14,352

Liquidity and Capital Resources
     Operating activities for fiscal 2007, 2006 and 2005 provided cash flows of $4.6 million, $7.8 million, and $5.6 million. Fiscal year 2007 operating cash flows reflect our net income of $7.3 million, net noncash charges (depreciation and amortization, income from Maui Fresh, LLC, loss on disposal of fixed assets, provision for losses on accounts receivable, deferred income taxes and stock compensation expense) of $3.1 million and a net decrease from changes in the non-cash components of our working capital of approximately $5.8 million.
     Fiscal year 2007 decreases in operating cash flows, caused by working capital changes, include a decrease in payable to growers of $3.9 million, a decrease in trade accounts payable and accrued expenses of $2.9 million, a net increase in accounts receivable of $2.2 million, and an increase in advance to suppliers of $0.9 million, partially offset by a decrease in inventory of $2.2 million, a net decrease in prepaid expenses and other assets of $1.0 million, a decrease in income tax receivable of $0.8 million, and a decrease in other assets totaling $0.1 million.
     Our amounts payable to growers reflects a significant decrease in the volume of California avocados received in the month of October 2007, as compared to October 2006. The decreases in our trade accounts payable and accrued expenses as of October 31, 2007, when compared to October 31, 2006, primarily reflect the timing of certain payments, reductions related to vendors used in the ordinary course of California business, which decreased significantly as compared to prior year, as well as a reduction in our promotional allowance liability.
     The increase in our accounts receivable balance as of October 31, 2007, when compared to October 31, 2006, primarily reflects a significantly higher volume of Mexican and Chilean avocado sales, partially offset by a significant reduction in the volume of California avocado sales, recorded in the month of October 2007, as compared to October 2006. These volume level fluctuations are consistent with the harvests experienced, and our increased emphasis in the Mexican avocado crop certified for export to the U.S., in the related years. The increase in our advances to suppliers as of October 31, 2007, as compared to October 31, 2006, primarily reflects our advances pursuant to our new tomato agreements. See Note 16 in our consolidated financial statements.
     The decrease in our inventory balance is primarily related to a significant reduction in California inventory on hand at October 31, 2007, as compared to the same prior year period. Additionally, we also experienced a significant decrease in finished processed products inventory based primarily on sales exceeding production during fiscal 2007, as compared to fiscal 2006. The net decrease in prepaid expenses and other current assets primarily relates to the collection of certain non-trade receivables, and the decrease in our income tax receivable was primarily related to estimated payments made in fiscal 2007, as compared to pre-tax income for fiscal 2007.
     Cash used in investing activities was $8.0 million, $4.7 million, and $11.9 million for fiscal years 2007, 2006, and 2005. Fiscal year 2007 cash flows used in investing activities include capital expenditures of $3.0 million and a $5.0 million loan to Agricola Belher pursuant to our tomato agreements. See Note 16 to our consolidated financial statements.
     Cash provided by financing activities was $4.2 million and $6.9 million for fiscal years 2007 and 2005, while cash used in financing activities was $4.2 million for fiscal year 2006. Cash provided during fiscal year 2007 primarily includes proceeds from our non-collateralized, revolving credit facilities totaling $6.8 million, $2.4 million related to payments on notes receivable from shareholders and $0.7 million related to stock option exercises. These cash receipts were partially offset, however, by the payment of a dividend totaling $4.6 million and a payment related to our long-term obligation of $1.3 million.
     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of October 31, 2007 and 2006 totaled $1.0 million and $0.1 million. Our working capital at October 31, 2007 was $16.3 million compared to $12.0 million at October 31, 2006. The overall working capital increase primarily reflects a reduction in payables to growers and trade accounts payable, partially offset by additional short-term borrowings.
     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. In July 2007 and October 2007, we renewed and extended our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. These two credit facilities now expire in February 2012 and July 2009. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $30 million, with a weighted-average interest rate of 5.8% and 6.2% at October 31, 2007 and 2006. Under these credit facilities, we had $10.6 million and $3.8 million outstanding as of October 31, 2007 and 2006, of which $4.0 million was classified as a long-term liability as of October 31, 2007. We had no long-term amounts outstanding pursuant to these credit facilities as of October 31, 2006. These credit facilities contain various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at October 31, 2007.
The following table summarizes contractual obligations pursuant to which we are required to make cash payments. The information is presented as of our fiscal year ended October 31, 2007:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt obligations (including interest)	$17,132	$2,054	$8,360	$3,970	$2,748
Revolving credit facilities	6,630	6,630	—	—	—
Defined benefit plan	361	47	141	94	79
Operating lease commitments	4,719	739	1,602	751	1,627

Total	$28,842	$9,470	$10,103	$4,815	$4,454

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
     With similar precision, amounts remitted to the Hass Avocado Board (HAB) in connection with their assessment program (see Item 7 for further discussion), are likewise not determinable until the fruit is actually delivered to us. HAB assessments are primarily used to fund marketing and promotion efforts.
Impact of Recently Issued Accounting Pronouncements
     See Note 2 of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Our financial instruments include cash and cash equivalents, accounts receivable, notes receivable from shareholders, payable to growers, accounts payable, current borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2007.

	Expected maturity date October 31,
(All amounts in thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$967	$—	$—	$—	$—	$—	$967	$967
Accounts receivable (1)	25,992	—	—	—	—	—	25,992	25,992
Advances to Suppliers (1)	2,292	—	—	—	—	—	2,292	2,292

Liabilities
Payable to growers (1)	$2,414	$—	$—	$—	$—	$—	$2,414	$2,414
Accounts payable (1)	2,643	—	—	—	—	—	2,643	2,643
Current borrowings pursuant to credit facilities (1)	6,630	—	—	—	—	—	6,630	6,630
Long-term borrowings pursuant to credit facilities (2)	—	1,000	1,000	1,000	1,000	—	4,000	4,092
Fixed-rate long-term obligations (3)	1,307	1,306	1,300	1,300	1,300	3,900	10,413	9,972

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Long-term borrowings pursuant to our credit facility bears interest at 6.4%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 5.7%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value by approximately $122,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 3.3% to 5.7% with a weighted-average interest rate of 5.7%. We believe that loans with a similar risk profile would currently yield a return of 7.0%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $333,000.
     We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.
     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Consequently, the spot rate for the Mexican peso has a moderate impact on our operating results. However, we do not believe that this impact is sufficient to warrant the use of derivative instruments to hedge the fluctuation in the Mexican peso. Total foreign currency gains and losses for each of the three years in the period ended October 31, 2007 do not exceed $0.1 million.

Item 8. Financial Statements and Supplementary Data
CALAVO GROWERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	October 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$967	$50
Accounts receivable, net of allowances of $2,271 (2007) and $1,833 (2006)	25,992	24,202
Inventories, net	8,359	10,569
Prepaid expenses and other current assets	4,911	4,934
Advances to suppliers	2,292	1,475
Income taxes receivable	1,539	2,268
Deferred income taxes	2,525	2,348

Total current assets	46,585	45,846
Property, plant, and equipment, net	20,888	19,908
Investment in Limoneira	48,962	33,879
Investment in Maui Fresh, LLC	403	229
Goodwill	3,591	3,591
Other assets	7,589	4,110

	$128,018	$107,563

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$2,414	$6,334
Trade accounts payable	2,643	4,046
Accrued expenses	12,227	13,758
Short-term borrowings	6,630	3,804
Dividend payable	5,030	4,573
Current portion of long-term obligations	1,307	1,308

Total current liabilities	30,251	33,823
Long-term liabilities:
Long-term obligations, less current portion	13,106	10,406
Deferred income taxes	10,658	4,391

Total long-term liabilities	23,764	14,797
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock ($0.001 par value, 100,000 shares authorized; 14,371 and 14,293 shares outstanding at October 31, 2007 and 2006)	14	14
Additional paid-in capital	38,068	37,109
Notes receivable from shareholders	—	(2,430)
Accumulated other comprehensive income	15,664	6,293
Retained earnings	20,257	17,957

Total shareholders’ equity	74,003	58,943

	$128,018	$107,563

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended October 31,
	2007	2006	2005

Net sales	$302,984	$273,723	$258,822
Cost of sales	271,212	244,639	237,088

Gross margin	31,772	29,084	21,734
Selling, general and administrative	19,759	19,767	18,588

Operating income	12,013	9,317	3,146
Equity in earnings from Maui Fresh, LLC	174	79	—
Interest income	248	356	348
Interest expense	(1,346)	(943)	(399)
Other income, net	512	599	2,408

Income before provision for income taxes	11,601	9,408	5,503
Provision for income taxes	4,271	3,620	2,181

Net income	$7,330	$5,788	$3,322

Net income per share:
Basic	$0.51	$0.40	$0.24

Diluted	$0.51	$0.40	$0.24

Number of shares used in per share computation:
Basic	14,304	14,304	13,892

Diluted	14,435	14,354	13,985

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(All amounts in thousands)

		Year ended
	October 31,
	2007	2006	2005

Net income	$7,330	$5,788	$3,322

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	15,083	(11,755)	22,184
Income tax benefit (expense) related to items of other comprehensive income (loss)	(5,712)	4,662	(8,798)

Other comprehensive income (loss), net of tax	9,371	(7,093)	13,386

Comprehensive income (loss)	$16,701	$(1,305)	$16,708

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

				Notes	Accumulated
			Additional	Receivable	Other
	Common Stock		Paid-in	From	Comprehensive	Retained
	Shares	Amount	Capital	Shareholders	Income	Earnings	Total

Balance, October 31, 2004	13,507	$14	$28,822	$(2,883)	$—	$17,984	$43,937
Exercise of stock options and income tax benefit of $59	55	—	334	—	—	—	334
Stock compensation expense	—	—	84	—	—	—	84
Issuance of stock to Limoneira	1,000	1	9,999	—	—	—	10,000
Unrealized gain on Limoneira investment, net	—	—	—	—	13,386	—	13,386
Retirement of common stock	(200)	(1)	(1,999)	—	—	—	(2,000)
Collections on shareholder notes receivable	—	—	—	247	—	—	247
Dividend declared to shareholders	—	—	—	—	—	(4,564)	(4,564)
Net income	—	—	—	—	—	3,322	3,322

Balance, October 31, 2005	14,362	14	37,240	(2,636)	13,386	16,742	64,746
Exercise of stock options and income tax benefit of $146	51	—	403	—	—	—	403
Stock compensation expense	—	—	666	—	—	—	666
Unrealized loss on Limoneira investment, net	—	—	—	—	(7,093)	—	(7,093)
Retirement of common stock	(120)	—	(1,200)	—	—	—	(1,200)
Collections on shareholder notes receivable	—	—	—	206	—	—	206
Dividend declared to shareholders	—	—	—	—	—	(4,573)	(4,573)
Net income	—	—	—	—	—	5,788	5,788

Balance, October 31, 2006	14,293	14	37,109	(2,430)	6,293	17,957	58,943
Exercise of stock options and income tax benefit of $233	78	—	943	—	—	—	943
Stock compensation expense	—	—	16	—	—	—	16
Unrealized gain on Limoneira investment, net	—	—	—	—	9,371	—	9,371
Collections on shareholder notes receivable	—	—	—	2,430	—	—	2,430
Dividend declared to shareholders	—	—	—	—	—	(5,030)	(5,030)
Net income	—	—	—	—	—	7,330	7,330

Balance, October 31, 2007	14,371	$14	$38,068	$—	$15,664	$20,257	$74,003

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$7,330	$5,788	$3,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,391	2,326	3,151
Provision for losses on accounts receivable	473	14	475
Income from Maui Fresh, LLC	(174)	(79)	—
Stock compensation expense	16	666	84
Loss (gain) on disposal of property, plant, and equipment	8	23	(1,668)
Deferred income taxes	378	767	(1,925)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(2,263)	(4,963)	1,403
Inventories, net	2,210	(473)	1,279
Prepaid expenses and other current assets	1,023	(974)	(1,072)
Advances to suppliers	(886)	(265)	1,272
Income taxes receivable	816	(1,229)	(31)
Other assets	92	(1,286)	60
Payable to growers	(3,920)	4,581	(4,036)
Trade accounts payable and accrued expenses	(2,865)	2,923	3,254

Net cash provided by operating activities	4,629	7,819	5,568
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(2,950)	(4,513)	(1,874)
Loan to Agricola Belher	(5,000)	—	—
Cash settlement of the acquisition of Limoneira stock, net of our common stock issued	—	—	(13,450)
Investment in Maui Fresh, LLC	—	(150)	—
Proceeds from sale of building	—	—	3,383

Net cash used in investing activities	(7,950)	(4,663)	(11,941)
Cash Flows from Financing Activities:
Dividend paid to shareholders	(4,573)	(4,564)	(4,052)
Proceeds from (repayments of) short-term borrowings, net	6,826	2,380	(576)
Proceeds from issuance of long-term debt	—	—	13,000
Payments on long-term obligations	(1,301)	(1,318)	(24)
Retirement of common stock	—	(1,200)	(2,000)
Proceeds from stock option exercises	710	257	275
Tax benefit of stock option exercises	146	—	—
Proceeds from collection of shareholder notes receivable	2,430	206	247

Net cash provided by (used in) financing activities	4,238	(4,239)	6,870

Net increase (decrease) in cash and cash equivalents	917	(1,083)	497
Cash and cash equivalents, beginning of year	50	1,133	636

Cash and cash equivalents, end of year	$967	$50	$1,133

Supplemental Information —
Cash paid during the year for:
Interest	$1,310	$936	$399

Income taxes	$3,100	$4,091	$3,875

Noncash Investing and Financing Activities:
Tax receivable increase related to stock option exercise	$233	$146	$59

Declared dividends payable	$5,030	$4,573	$4,564

Issuance of our common stock in Limoneira transaction	$—	$—	$10,000

Construction in progress included in trade accounts payable and accrued expenses	$—	$438	$396

Unrealized holding gains (losses)	$15,083	$(11,755)	$22,184

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
2. Basis of Presentation and Significant Accounting Policies
     The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.
     Our consolidated financial statements include the accounts of Calavo Growers, Inc. and our wholly owned subsidiaries, Calavo Foods, Inc., Calavo de Mexico S.A. de C.V., Calavo Foods de Mexico S.A. de C.V., and Maui Fresh International, Inc. (Maui). Effective November 2007, we dissolved our Calavo Foods, Inc. subsidiary. Such dissolution did not have any impact on our financial position or our results of operations. All intercompany accounts and transactions have been eliminated.
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
     We capitalize software development costs for internal use in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. We amortize such costs using the straight-line basis over estimated useful lives. The net book value of capitalized computer software costs was $0.2 million and $0.3 million as of October 31, 2007 and 2006 and the related depreciation expense was $0.1 million and $0.2 million for the fiscal years ended October 31, 2007 and 2006.
Goodwill and Acquired Intangible Assets
     Goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We performed our annual assessment of goodwill and determined that no impairment existed as of October 31, 2007.
     Included in other assets in the accompanying consolidated financial statements are the following intangible assets: customer-related intangibles of $590,000 (accumulated amortization of $442,000 at October 31, 2007), brand name intangibles of $275,000 and other identified intangibles totaling $2,000 (accumulated amortization of $2,000 at October 31, 2007). The customer-related intangibles are being amortized over five years. The intangible asset related to the brand name currently has an indefinite remaining useful life and, as a result, is not currently subject to amortization. We performed our annual assessment of the brand name intangible and determined that no impairment existed as of October 31, 2007. We anticipate recording amortization expense related to customer-related intangibles of approximately $119,000 for fiscal 2008, with the remaining amortization expense of approximately $27,000 recorded in fiscal 2009.
Long-lived Assets
     Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less then the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. We have evaluated our long-lived assets and determined that no impairment existed as of October 31, 2007.
Investments
     We account for non-marketable investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control, an investee. Significant influence generally exists when we have an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. Additional investments by other parties in the investee, if any, will result in a reduction in our ownership interest, and the resulting gain or loss will be recorded in our consolidated statements of income. See Note 15.
Marketable Securities
     We account for marketable securities in accordance with provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). SFAS 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Our marketable securities consist of our investment in Limoneira Company (Limoneira) stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are carried at fair value as determined from quoted market prices. The estimated fair value, cost, and gross unrealized gain related to such investment was $49.0 million, $23.5 million and $25.5 million as of October 31, 2007. The estimated fair value, cost, and gross unrealized gain related to such investment was $33.9 million, $23.5 million and $10.4 million as of October 31, 2006.
Advances to Suppliers
     We advance funds to third-party growers primarily in Chile and Mexico for various farming needs. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. We continuously evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance. No such allowance was required at October 31, 2007, nor October 31, 2006.

Accrued Expenses
     Included in accrued expenses at October 31, 2007 are un-vouchered receipts of approximately $1.9 million. Included in accrued expenses at October 31, 2006 are un-vouchered receipts of $2.3 million.
Revenue Recognition
     Sales of products and related costs of products sold are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. These terms are typically met upon shipment of product to the customer. Service revenue, including freight, ripening, storage, bagging and palletization charges, is recorded when services are performed and sales of the related products are delivered.
Shipping and Handling
     In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, we include shipping and handling fees billed to customers in net revenues. Amounts incurred by us for freight are included in cost of goods sold.
Promotional Allowances
     We provide for promotional allowances at the time of sale, based on our historical experience. Our estimates are generally based on evaluating the relationship between promotional allowances and gross sales. The derived percentage is then applied to the current period’s sales revenues in order to arrive at the appropriate debit to sales allowances for the period. The offsetting credit is made to allowance for accounts receivable. When certain amounts of specific customer accounts are subsequently identified as promotional, they are written off against this allowance. Actual amounts may differ from these estimates and such differences are recognized as an adjustment to net sales in the period they are identified.
Allowance for Accounts Receivable
     We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable.
Consignment Arrangements
     We frequently enter into consignment arrangements with avocado growers and packers located outside of the United States and growers of certain perishable products in the United States. Although we generally do not take legal title to these avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. Amounts recorded for each of the fiscal years ended October 31, 2007, 2006 and 2005 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2007	2006	2005

Sales	$22,347	$10,127	$27,171
Cost of Sales	20,640	8,943	25,456

Gross Margin	$1,707	$1,184	$1,715

Advertising Expense
     Advertising costs are expensed when incurred. Such costs in fiscal 2007, 2006, and 2005 were approximately $0.1 million, $0.4 million, and $0.3 million.
Other income, net
     Included in other income, net is dividend income totaling $0.4 million, $0.4 million and $0.2 million for fiscal years 2007, 2006, and 2005.

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
Basic and Diluted Net Income per Share
     Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock options. The basic weighted-average number of common shares outstanding was 14,304,000, 14,304,000, and 13,892,000 for fiscal years 2007, 2006, and 2005. Diluted earnings per common share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock options, which were 131,000, 50,000, and 93,000 for fiscal years 2007, 2006 and 2005. There were no anti-dilutive options for fiscal years 2007, 2006 and 2005.
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. We adopted SFAS No. 123(R) on November 1, 2005 using the modified prospective method and, accordingly, have not restated the consolidated statements of operations for prior interim periods or fiscal years. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.
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
     During the year ended October 31, 2005, we recognized $84,000 of compensation expense with respect to stock option awards pursuant to APB 25, which was charged to the consolidated statement of operations. For the year ended October 31, 2005, had stock-based compensation been accounted for based on the estimated grant date fair values, as defined by SFAS No. 123(R), the Company’s net income and net income per share would have been the following pro forma amounts (in thousands, except per share amounts):

Net Income:	Fiscal Year Ended 2005
As reported	$3,322
Add: Total stock-based compensation expense determined under APB 25 and related interpretations, net of tax effects	51
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(54)

Pro forma	$3,319

Net income per share, as reported:
Basic	$0.25
Diluted	$0.25

Net income per share, pro forma:
Basic	$0.25
Diluted	$0.25
     Under SFAS No. 123(R), we now record in our consolidated statements of operations (i) compensation cost for options granted, modified, repurchased or cancelled on or after November 1, 2005 under the provisions of SFAS No. 123(R) and (ii) compensation cost for the unvested portion of options granted prior to November 1, 2005 over their remaining vesting periods using the amounts previously measured under SFAS No. 123 for pro forma disclosure purposes. For the years ended October 31, 2007, 2006 and 2005, we recognized compensation expense of $16,000, $666,000 and $84,000 related to stock-based compensation.
     The value of each option award that contains a market condition is estimated using a lattice-based option valuation model, while all other option awards are valued using the Black-Scholes-Merton option valuation model. We primarily consider the following assumptions when using these models: (1) expected volatility, (2) expected dividends, (3) expected life and (4) risk-free interest rate. Such models also consider the intrinsic value in the estimation of fair value of the option award. Forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
     We measure the fair value of our stock option awards on the date of grant. The following assumptions were used in the estimated grant date fair value calculations for stock options (no stock option grants took place during fiscal 2006):

	2007	2005
Risk-free interest rate	3.25%	4.1%
Expected volatility	22.19%	27.6%
Dividend yield	3.1%	3.2%
Expected life (years)	5.5	3
     The expected stock price volatility rates were based on the historical volatility of our common stock. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for periods approximating the expected life of the option. The expected life represents the average period of time that options granted are expected to be outstanding, as calculated using the simplified method described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.
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
Foreign Currency Translation and Remeasurement
     Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries is the United States dollar. As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements are included in income. Gains and losses resulting from foreign currency transactions are also recognized currently in income. Total foreign currency gains and losses for each of the three years ended October 31, 2007 did not exceed $0.1 million.
Fair Value of Financial Instruments
     We believe that the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets. We believe that our fixed-rate long-term obligations have a fair value of approximately $9.9 million as of October 31, 2007, with a corresponding carrying value of approximately $10.4 million.
Derivative Financial Instruments
     We do not presently engage in derivative or hedging activities. In addition, we have reviewed agreements and contracts and have determined that we have no derivative instruments, nor do any of our agreements and contracts contain embedded derivative instruments, as of October 31, 2007.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.
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
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have a material effect on the Company’s financial position or results of operations.
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
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. We will adopt FIN 48 no later than the first quarter of fiscal 2008. We do not believe the adoption of FIN 48 will have a significant impact on our financial position and results of operations.
Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders. For the fiscal year ended October 31, 2007, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $9.4 million, net of income taxes. Limoneira’s stock price at October 31, 2007 equaled $283.25 per share. For the fiscal year ended October 31, 2006, other comprehensive loss includes the unrealized loss on our Limoneira investment totaling $7.1 million, net of income taxes. Limoneira’s stock price at October 31, 2006 equaled $196 per share. For the fiscal year ended October 31, 2005, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $13.4, net of income taxes. Limoneira’s stock price at October 31, 2005 equaled $264 per share.

Reclassifications
     Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.
3. Inventories
     Inventories consist of the following (in thousands):

	October 31,
	2007	2006

Fresh fruit	$3,884	$4,961
Packing supplies and ingredients	2,389	2,380
Finished processed foods	2,086	3,228

	$8,359	$10,569

     Cost of goods sold for fiscal year 2005 include inventory write-downs of $0.1 million. Write-downs in fiscal 2005 primarily related to a reduction in the cost of pulp used in certain processed avocado products. We did not have any write-downs in fiscal 2007 or fiscal 2006.
     We assess the recoverability of inventories through an ongoing review of inventory levels in relation to sales and forecasts and product marketing plans. When the inventory on hand, at the time of the review, exceeds the foreseeable demand, the value of inventory that is not expected to be sold is written down. The amount of the write-down is the excess of historical cost over estimated realizable value (generally zero). Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.
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
4. Property, Plant, and Equipment
     Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2007	2006

Land	$947	$947
Buildings and improvements	13,976	13,840
Leasehold improvements	171	171
Equipment	35,449	31,793
Information systems — Hardware and software	4,689	4,324
Construction in progress	886	2,841

	56,118	53,916
Less accumulated depreciation and amortization	(35,230)	(34,008)

	$20,888	$19,908

     Depreciation expense was $2.0 million, $1.9 million and $2.7 million for fiscal years 2007, 2006, and 2005.
5. Other Assets
     During 1999, we established a Grower Development Program whereby funds can be advanced to growers in exchange for their commitment to deliver a minimum volume of avocados on an annual basis. These commitments to deliver fruit generally extend over a multi-year period. During fiscal 2007, no amounts were advanced pursuant to this program and $2.7 million was included in other assets as of October 31, 2007. During fiscal 2006 and as of October 31, 2006, we advanced $3.3 million ($1.2 million was paid in cash, the remainder via receivable restructuring) to certain growers. Advances are not repaid and are amortized to cost of goods sold over the term of the related agreements, up to a maximum of approximately 11 years. The financial statements for fiscal years 2007, 2006 and 2005 include a charge of approximately $304,000, $298,000 and $322,000 representing the amortization of these advances.
6. Revolving Credit Facilities
     In July 2007 and October 2007, we renewed and extended our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. These two credit facilities now expire in February 2012 and July 2009. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $30 million, with a weighted-average interest rate of 5.8% and 6.2% at October 31, 2007 and 2006. Under these credit facilities, we had $10.6 million and $3.8 million outstanding as of October 31, 2007 and 2006, of which $4.0 million was classified as a long-term liability as of October 31, 2007. See Note 12 for detail of long-term obligations. We had no long-term amounts outstanding pursuant to these credit facilities as of October 31, 2006. These credit facilities contain various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at October 31, 2007.
7. Employee Benefit Plans
     We sponsor two defined contribution retirement plans for salaried and hourly employees. Expenses for these plans approximated $543,000, $502,000, and $399,000 for fiscal years 2007, 2006 and 2005, which are included in selling, general and administrative expenses in the accompanying financial statements.
     We also sponsor a non-qualified defined benefit plan for two retired executives. Pension expenses, net of actuarial gains, approximated $6,000 and $46,000 for the years ended October 31, 2007 and 2006. Pension expenses and actuarial losses approximated $65,000 for the year ended October 31, 2005. These amounts are included in selling, general and administrative expenses in the accompanying financial statements.
     Components of the change in projected benefit obligation for fiscal year ends consist of the following (in thousands):

	2007	2006

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$414	$510
Interest cost	23	29
Actuarial gain	(29)	(75)
Benefits paid	(47)	(50)

Projected benefit obligation at end of year (unfunded)	$361	$414

     The following is a reconciliation of the unfunded status of the plans at fiscal year ends included in accrued expenses (in thousands):

	2007	2006

Projected benefit obligation	$361	$414
Unrecognized net (gain) loss	—	—

Recorded pension liabilities	$361	$414

     Significant assumptions used in the determination of pension expense consist of the following:

	2007	2006

Discount rate on projected benefit obligation	6.00%	6.00%
8. Commitments and Contingencies
Commitments and guarantees
     We lease facilities and certain equipment under non cancelable operating leases expiring at various dates through 2021. We are committed to make minimum cash payments under these agreements as of October 31, 2007 as follows (in thousands):

2008	$739
2009	646
2010	558
2011	398
2012	376
Thereafter	2,002

$4,719

     In August 2006, we entered into an operating lease agreement with Columbia New Jersey Commodore Industrial, LLC to rent approximately 30,000 square feet of building space in Swedesboro, New Jersey. This lease enables us to not only invest in our ProRipeVIPTM avocado ripening program, but also expand our refrigeration and storage capabilities. The lease has a term of approximately 15 years and includes scheduled rent increases. Pursuant to FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, our straight-line rent expense for such lease will approximate $13,000 per month for the duration of such lease. This facility commenced operations during the first quarter of fiscal 2007.
     Total rent expense amounted to approximately $1.5 million, $1.5 million and $1.2 million for the years ended October 31, 2007, 2006, and 2005. Rent to Limoneira, for our corporate office, amounted to approximately $0.2 million, $0.2 million, and $0.1 million for fiscal years 2007, 2006, and 2005. We are committed to rent our corporate facility through fiscal 2015 at an annual rental of $0.2 million per annum (subject to annual CPI increases, as defined).
     We indemnify our directors and officers and have the power to indemnify each of our employees and other agents, to the maximum extent permitted by applicable law. The maximum amount of potential future payments under such indemnifications is not determinable. No amounts have been accrued in the accompanying financial statements.
Litigation
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000 and December 31, 2004. We have received assessments totaling approximately $2.0 million and $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000 related to the tax year 2000 assessment, which we declined. Based primarily on discussions with legal counsel and the evaluation of our claim, we maintain our belief that the Hacienda’s position has no merit and that we will prevail. Accordingly, no amounts have been provided in the financial statements as of October 31, 2007. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to this assessment.
     Processed Products suit — During the first quarter of fiscal 2007, the Company was named defendant in a complaint filed with the Superior Court of the State of California for the County of Los Angeles, seeking monetary damages of not less than $2.5 million stemming from packing services performed on behalf of the complainant. The initial complaint stated various allegations, including breach of contract, negligence, etc. Subsequent to that initial complaint, the court has dismissed certain allegations. During the fourth quarter of fiscal 2007, we settled such suit out-of-court with a cash payment of $0.2 million.
     We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
9. Related-Party Transactions
     We sell papayas procured from an entity owned by the Chairman of our Board of Directors and CEO and President. Sales of papayas amounted to approximately $5,887,000, $4,822,000, and $6,251,000 for the years ended October 31, 2007, 2006 and 2005, resulting in gross margins of approximately $547,000, $285,000, and $510,000. Net amounts due to this entity approximated $438,000 and $213,000 at October 31, 2007 and 2006.
     Certain members of our Board of Directors market avocados through Calavo pursuant to our customary marketing agreements. During the years ended October 31, 2007, 2006 and 2005, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors, was $9.7 million, $17.2 million, and $5.2 million. Accounts payable to these Board members were $0.2 million and $0.6 million as of October 31, 2007 and 2006.

     During fiscal 2007, 2006 and 2005, we received $0.4 million, $0.4 million, and $0.2 million as dividend income from Limoneira.
10. Income Taxes
     The income tax provision consists of the following for the years ended October 31 (in thousands):

	2007	2006	2005
Current:
Federal	$2,865	$2,423	$3,046
State	817	598	767
Foreign	211	63	293

Total current	3,893	3,084	4,106
Deferred	378	536	(1,925)

Total income tax provision	$4,271	$3,620	$2,181

     At October 31, 2007 and 2006, gross deferred tax assets totaled approximately $3.1 million and $2.9 million, while gross deferred tax liabilities totaled approximately $11.3 million and $4.9 million. Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.
     Significant components of our deferred taxes as of October 31, 2007 and 2006 are as follows:

	2007	2006

Allowances for accounts receivable	$2,021	$1,779
Inventories	127	292
State taxes	126	62
Accrued liabilities	251	215

Current deferred income taxes	$2,525	$2,348

Property, plant, and equipment	(1,029)	(541)
Intangible assets	(180)	(231)
Unrealized Gain, Limoneira investment	(9,848)	(4,136)
Retirement benefits	150	177
Stock-based compensation	287	340
Other	(38)	—

Long-term deferred income taxes	$(10,658)	$(4,391)

     A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income is as follows:

	2007	2006	2005

Federal statutory tax rate	35.0%	35.0%	35%
State taxes, net of federal effects	5.0	4.8	4.7
Foreign income taxes greater (less) than U.S.	(1.3)	(0.8)	1.2
Benefit of lower federal tax brackets	(0.7)	(0.7)	(1.6)
Other	(1.2)	0.2	0.3

	36.8%	38.5%	39.6%

     We intend to reinvest our accumulated foreign earnings, which approximated $4.1 million at October 31, 2007, indefinitely. As a result, we have not provided any deferred income taxes on such unremitted earnings.
     For fiscal years 2007, 2006 and 2005, income before income taxes related to domestic operations was approximately $10.6 million, $8.9 million, and $4.8 million. For fiscal years 2007, 2006 and 2005, income before income taxes related to foreign operations was approximately $1.0 million, $0.5 million and $0.7 million.
11. Segment Information
     We report our operations in two different business segments: (1) fresh products and (2) processed products. These two business segments are presented based on how information is used by our president to measure performance and allocate resources. The fresh products segment includes all operations that involve the distribution of avocados grown both inside and outside of California, as well as the distribution of other non-processed, perishable food products. The processed products segment represents all operations related to the purchase, manufacturing, and distribution of processed avocado products. Additionally, selling, general and administrative expenses and non-operating line items are not charged directly, nor allocated to, a specific product line. These items are now evaluated by our president only in aggregate. We do not allocate assets, or specifically identify them to, our operating segments.

	Fresh	Processed	Inter-segment
	products	products	eliminations	Total
	(All amounts are presented in thousands)
Year ended October 31, 2007
Net sales	$274,345	$49,782	$(21,143)	$302,984
Cost of sales	252,884	39,471	(21,143)	271,212

Gross margin	$21,461	$10,311	$—	$31,772

Year ended October 31, 2006
Net sales	$246,421	$43,061	$(15,759)	$273,723
Cost of sales	227,748	32,650	(15,759)	244,639

Gross margin	$18,673	$10,411	$—	$29,084

Year ended October 31, 2005
Net sales	$246,139	$34,699	$(22,016)	$258,822
Cost of sales	229,068	30,036	(22,016)	237,088

Gross margin	$17,071	$4,663	$—	$21,734

     The following table sets forth sales by product category, by segment (in thousands):

	Year ended October 31, 2007

	Fresh	Processed
	products	products	Total
Third-party sales:
California avocados	$95,130	$—	$95,130
Imported avocados	120,588	—	120,588
Papayas	5,887	—	5,887
Specialities and tropicals	12,923	—	12,923
Processed — food service	—	38,338	38,338
Processed — retail and club	—	10,706	10,706

Total fruit and product sales to third-parties	234,528	49,044	283,572
Freight and other charges	26,816	739	27,555

Total third-party sales	261,344	49,783	311,127
Less sales incentives	(19)	(8,124)	(8,143)

Total net sales to third-parties	261,325	41,659	302,984
Intercompany sales	13,020	8,123	21,143

Net sales before eliminations	$274,345	$49,782	324,127

Intercompany sales eliminations			(21,143)

Consolidated net sales			$302,984

	Year ended October 31, 2006

	Fresh	Processed
	products	products	Total

Third-party sales:
California avocados	$140,995	$—	$140,995
Imported avocados	51,191	—	51,191
Papayas	4,822	—	4,822
Specialities and tropicals	9,543	—	9,543
Processed — food service	—	34,021	34,021
Processed — retail and club	—	10,454	10,454

Total fruit and product sales to third-parties	206,551	44,475	251,026
Freight and other charges	30,383	637	31,020

Total third-party sales	236,934	45,112	282,046
Less sales incentives	(45)	(8,278)	(8,323)

Total net sales to third-parties	236,889	36,834	273,723
Intercompany sales	9,532	6,227	15,759

Net sales before eliminations	$246,421	$43,061	289,482

Intercompany sales eliminations			(15,759)

Consolidated net sales			$273,723

	Year ended October 31, 2005

	Fresh	Processed
	Products	Products	Total

Third-party sales:
California avocados	$104,481	$—	$104,481
Imported avocados	81,756	—	81,756
Papayas	6,251	—	6,251
Specialities and tropicals	13,777	—	13,777
Processed — food service	—	28,307	28,307
Processed — retail and club	—	6,766	6,766

Total fruit and product sales to third-parties	206,265	35,073	241,338
Freight and other charges	24,129	258	24,387

Total third-party sales	230,394	35,331	265,725
Less sales incentives	(105)	(6,798)	(6,903)

Total net sales to third-parties	230,289	28,533	258,822
Intercompany sales	15,850	6,166	22,016

Net sales before eliminations	$246,139	$34,699	280,838

Intercompany sales eliminations			(22,016)

Consolidated net sales			$258,822

     Long-lived assets attributed to geographic areas as of October 31 are as follows (in thousands):

	United States	Mexico	Consolidated
2007	$69,325	$12,108	$81,433
2006	$50,014	$11,703	$61,717
     Sales to customers outside the United States were approximately $15.7 million, $13.8 million and $15.9 million for the three years ended October 31, 2007.

12. Long-Term Obligations
     Long-term obligations at fiscal year ends consist of the following (in thousands):

	2007	2006
Farm Credit West, PCA, term loan	$10,400	$11,700
Farm Credit West, PCA, long-term portion of revolving credit facility (Note 6)	4,000	—
Other	13	14

	14,413	11,714
Less current portion	(1,307)	(1,308)

	$13,106	$10,406

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
     Such term loan contains various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at October 31, 2007.
     At October 31, 2007, annual debt payments are scheduled as follows (in thousands):

Total
Year ending October 31:
2008	$1,307
2009	2,306
2010	2,300
2011	2,300
2012	2,300
Thereafter	3,900

$14,413

13. Stock-Based Compensation
     In November 2001, our Board of Directors approved two stock-based compensation plans.
The Directors Stock Option Plan
     Participation in the director’s stock option plan was limited to members of our Board of Directors. The plan made available to the Board of Directors the right to grant options to purchase up to 3,000,000 shares of common stock. In connection with the adoption of the plan, the Board of Directors approved an award of fully vested options to purchase 1,240,000 shares of common stock at an exercise price of $5.00 per share.
     A summary of stock option activity is as follows (in thousands, except for share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2004	155	$5.65
Exercised	(55)	$5.00

Outstanding at October 31, 2005	100	$6.00
Exercised	(51)	$5.04

Outstanding at October 31, 2006	49	$7.00

Outstanding at October 31, 2007	49	$7.00	$780

Exercisable at October 31, 2007	49	$7.00	$780

     The weighted average remaining life of such outstanding options is 1.14 years and the total fair value of shares vested during the year ended October 31, 2007 was approximately $344,000.
     We terminated this plan during fiscal 2007. Outstanding options were not be impacted by such termination.

The Employee Stock Purchase Plan
     The employee stock purchase plan was approved by our Board of Directors and shareholders. Participation in the employee stock purchase plan is limited to employees. The plan provides the Board of Directors, or a plan administrator, the right to make available up to 2,000,000 shares of common stock at a price not less than fair market value. In March 2002, the Board of Directors awarded selected employees the opportunity to purchase up to 474,000 shares of common stock at $7.00 per share, the closing price of our common stock on the date prior to the grant. The plan also permits us to advance all or some of the purchase price of the purchased stock to the employee upon the execution of a full-recourse note at prevailing interest rates. These awards expired in April 2002, with 84 participating employees electing to purchase approximately 279,000 shares. There was no activity related to such plan during fiscal 2007.
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
     In December 2006, our Board of Directors approved the issuance of options to acquire a total of 20,000 shares of our common stock to two members of our Board of Directors. Each grant to acquire 10,000 shares vests in increments of 2,000 per annum over a five-year period and have an exercise price of $10.46 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $10.46. The estimated fair market value of such option grant was approximately $40,000. The total compensation cost not yet recognized as of October 31, 2007 was $32,000. Such will be recognized over the remaining service period of 49 months.
     A summary of stock option activity is as follows (in thousands, except for share amounts):

		Weighted-Average	Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Fair-Value	Intrinsic Value
Outstanding at October 31, 2004	—
Granted	400	$9.10	$1.65/share

Outstanding at October 31, 2005	400	$9.10
Forfeited	(9)	$9.10

Outstanding at October 31, 2006	391	$9.10
Granted	20	$10.46	$2.06/share
Exercised	(78)	$9.10

Outstanding at October 31, 2007	333	$9.18		$4,572

Exercisable at October 31, 2007	313	$9.10		$4,323

     The weighted average remaining life of such outstanding options is 2.9 years and the total intrinsic value of options exercised during fiscal 2007 was $712,000. The fair value of shares vested during the year ended October 31, 2006 was approximately $4.0 million.
14. Dividends
     On January 2, 2008, we paid a $0.35 per share dividend in the aggregate amount of $5.0 million to shareholders of record on December 15, 2007. On January 2, 2007, we paid a $0.32 per share dividend in the aggregate amount of $4.6 million to shareholders of record on December 15, 2006.

15. Joint Venture in Maui Fresh International, LLC
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
     Commencing on the first anniversary of this agreement and continuing thereafter during the term of the agreement, Calavo shall have the unconditional right, but not the obligation, to purchase the one-half interest in Maui Fresh owned by SRD at a purchase price to be determined pursuant to the agreement. The term of the agreement is for five years, which may be extended, or terminated early, as defined. As of October 31, 2007, we have advanced Maui Fresh approximately $0.5 million (included in prepaid expenses and other current assets) for working capital purposes. Per the agreement, these advances were made at our own discretion and are expected to be paid back in cash.
16. Agreements with Tomato Grower
     In June 2007, we entered into a distribution agreement with Agricola Belher (Belher) of Mexico, a well-established quality producer of fresh vegetables, primarily tomatoes, for export to the U.S. market. Pursuant to such distribution agreement, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our Arizona facility. In exchange, we agreed to sell and distribute such tomatoes, advance $2 million to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. The agreement also allows for us to advance additional amounts to Belher at our sole discretion. All advances that remain outstanding as of June 2008 are immediately due and payable. As of October 31, 2007, we have advanced $2 million to Belher (included in advances to suppliers) pursuant to this agreement. Pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we will record gross revenues related to this agreement, as we believe we are acting more like the principal in these sales transactions.(principally primary obligor, inventory loss and delivery risk, latitude in establishing prices, and determination of product specifications).
     Concurrently, we also entered into an infrastructure agreement in June 2007 with Belher in order to significantly increase production yields and fruit quality. Pursuant to this agreement, we are to advance up to $5 million to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned by Belher, as well as packing line equipment. Advances incur interest at 9.4% at October 31, 2007. We advanced $5.0 million as of October 31, 2007 ($1.0 million included in prepaid expenses and other current assets and $4.0 million included in other long-term assets). Belher is to annually repay these advances in no less than 20% increments through July 2012. In addition, the agreement allows for additional $1.0 million advances to take place during the last five months of each of our fiscal years 2008 through 2010, but they are subject to certain conditions and are to be made at our sole discretion. Belher is to annually repay these advances in full on or before each of July 2008 through July 2010. Interest is to be paid monthly or annually, as defined. Belher may prepay, without penalty, all or any portion of the advances at any time.
     In order to secure their obligations pursuant to both agreements discussed above, Belher granted us a first-priority security interest in certain assets, including cash, inventory and fixed assets, as defined.
17. Subsequent Events
     Effective November 2007, we entered into a consignment and marketing agreement with Farmers Fresh Mushroom, Inc (FFMI) to market and sell conventional and organic mushrooms in the United States. FFMI agreed, among other things, to source, pack, and ship product primarily to our customers, but also to any of our distribution centers, at our option. In exchange, we agreed, among other things, to market and sell such product. The agreement specifically calls for FFMI to not actively pursue new business in the United States of America and it also requires that all product sold by us will be packed in our cartons and sold only by us.
     The term of this agreement is for 12 months (through October 2008) and automatically renews for a 12-month period on the final day of the agreement, unless terminated, as defined.
     Effective December 2007, we entered into a consignment and marketing agreement with Maui Pineapple Company, LTD. (MPC) to market and sell Maui Gold Pineapples throughout the continental United States and Canada. MPC agreed, among other things, to source, pack and ship such pineapples to an agreed port of entry. In exchange, we agreed, among other things, to be responsible for such product upon arrival at the port, to market and sell the related product, and to develop and implement marketing strategies aimed at building the Maui Gold brand recognition. The agreement specifically calls for us to be the sole and exclusive source for the sale of Maui Gold Pineapples. Additionally, Maui Gold Pineapples are to be our sole fresh pineapple product.
     The agreement calls for us to provide certain advances, as defined, and return the proceeds from such pineapple sales to MPC, net of our commission, fees, and incentives, if applicable. The term of this agreement is for 13 months (through December 2008) and automatically renews for a 12-month period, unless terminated, as defined.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Calavo Growers, Inc.
We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. and subsidiaries (the “Company”) as of October 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. Our audits also included the 2007 and 2006 financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calavo Growers, Inc. and subsidiaries at October 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2007 and 2006 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, Calavo Growers, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on November 1, 2005.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calavo Growers Inc.’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Woodland Hills, California
January 11, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Calavo Growers, Inc.
     We have audited the accompanying consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows of Calavo Growers, Inc. and subsidiaries (the “Company”) for the year ended October 31, 2005. Our audit also included the financial statement schedule listed at Item 15(a)(2) of Form 10-K for the year ended October 31, 2005. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company and subsidiaries for the year ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended October 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

January 31, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2007.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2007. Our internal control over financial reporting as of October 31, 2007 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Calavo Growers, Inc.
We have audited Calavo Growers, Inc.’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Calavo Growers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Calavo Growers, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheets of Calavo Growers, Inc. as of October 31, 2007 and 2006 and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for years then ended of Calavo Growers Inc., and our report dated January 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Woodland Hills, California
January 11, 2008

Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 10. Directors, Executive Officers of the Registrant, and Corporate Governance
     The names of our executive officers and their ages, titles and biographies are incorporated by reference from Part 1, above.
     The following information is included in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after our fiscal year end of October 31, 2007 (the “Proxy Statement”) and is incorporated herein by reference:
•	Information regarding our directors who are standing for reelection and any persons nominated to become our directors is set forth under “Election of Directors.”

•	Information regarding our Audit Committee and designated “audit committee financial expert” is set forth under “Corporate Governance Principles and Board Matters—Board Structure and Committee Composition—Audit Committee.”

•	Information on our code of ethics for directors, officers and employees and our Corporate Governance Guidelines is set forth under “Corporate Governance Principles and Board Matters.”

•	Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.
Item 14. Principal Accountant’s Fees and Services
     Information required by this Item is incorporated herein by reference to the section of the Proxy Statement entitled “Principal Accountant Fees and Services.”

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The following consolidated financial statements as of October 31, 2007 and 2006 and for each of the three years in the period ended October 31, 2007 are included herewith:
Consolidated Balance Sheets, Consolidated Statements of Income (Loss), Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity, Notes to Consolidated Financial Statements, Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
     (2) Supplemental Schedules
Schedule II — Valuation and Qualifying Accounts
All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.
     (3) Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]
2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[7]
3.1	Articles of Incorporation of Calavo Growers, Inc. [1]
3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[3]
10.1	Form of Marketing Agreement for Calavo Growers, Inc.[8]
10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]
10.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]
10.4	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]
10.5	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[4]
10.6	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]
10.7	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[4]
10.8	Term Loan Agreement dated July 1, 2005, between Farm Credit West, PCA, and Calavo Growers, Inc.[5]
10.9	2005 Stock Incentive Plan Of Calavo Growers, Inc.[6]
10.10	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.11	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.12	2001 Stock Option Plan for Directors.[2]
10.13	2001 Stock Purchase Plan for Officers and Employees.[2]

Exhibit
Number	Description

10.14	Term Revolving Credit Agreement between Farm Credit West, PCA and Calavo Growers, Inc., dated June 7, 2007[11]
10.15	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated October 15, 2007[9]
10.16	Form of Stock Option Agreement[10]
21.1	Subsidiaries of Calavo Growers, Inc. [1]
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

2	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

3	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

4	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

5	Previously filed on September 9, 2005 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

6	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

7	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

8	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

9	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8K and incorporated herein by reference.

10	Previously filed on September 11, 2006 as an exhibit to the Registrant's Report on Form 10Q and incorporated herein by reference.

11	Previously filed on July 3, 2007 as an exhibit to the Registrant’s Report on Form 8K and incorporated herein by reference.
(b) Exhibits
     See subsection (a) (3) above.
(c) Financial Statement Schedules
     See subsection (a) (1) and (2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 2008.

CALAVO GROWERS, INC
By:	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 14, 2008 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Lecil E. Cole Lecil E. Cole	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

/s/ Arthur J. Bruno Arthur J. Bruno	Chief Operating Officer, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

/s/ James E. Snyder James E. Snyder	Corporate Controller (Principal Accounting Officer)

/s/ Donald M. Sanders Donald M. Sanders	Director

/s/ Fred J. Ferrazzano Fred J. Ferrazzano	Director

/s/ John M. Hunt John M. Hunt	Director

/s/ George H. Barnes George H. Barnes	Director

/s/ J. Link Leavens J. Link Leavens	Director

/s/ Alva V. Snider Alva V. Snider	Director

/s/ Michael D. Hause Michael D. Hause	Director

/s/ Dorcas H. McFarlane Dorcas H. McFarlane	Director

/s/ Egidio Carbone, Jr Egidio Carbone, Jr	Director

/s/ Alan Van Wagner Alan Van Wagner	Director

/s/ Harold Edwards Harold Edwards	Director

/s/ Scott Van Der Kar Scott Van Der Kar	Director

SCHEDULE II
CALAVO GROWERS, INC.
VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Fiscal year	Balance at			Balance at
	ended	beginning			end
	October 31:	of year	Additions(1)	Deductions(2)	of year

Allowance for customer deductions	2005	$1,022	$6,791	$5,663	$2,150
	2006	2,150	5,147	5,952	1,345
	2007	1,345	6,449	6,465	1,329

Allowance for doubtful accounts	2005	65	475	2	538
	2006	538	56	106	488
	2007	488	473	19	942

(1)	Charged to net sales (customer deductions) or costs and expenses (doubtful accounts).

(2)	Write-off of assets or collection of previously written-off assets

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]
2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[7]
3.1	Articles of Incorporation of Calavo Growers, Inc. [1]
3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[3]
10.1	Form of Marketing Agreement for Calavo Growers, Inc.[8]
10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]
10.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]
10.4	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]
10.5	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[4]
10.6	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]
10.7	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[4]
10.8	Term Loan Agreement dated July 1, 2005, between Farm Credit West, PCA, and Calavo Growers, Inc.[5]
10.9	2005 Stock Incentive Plan Of Calavo Growers, Inc.[6]
10.10	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.11	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.12	2001 Stock Option Plan for Directors.[2]
10.13	2001 Stock Purchase Plan for Officers and Employees.[2]
10.14	Term Revolving Credit Agreement between Farm Credit West, PCA and Calavo Growers, Inc., dated June 7, 2007[11]
10.15	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated October 15, 2007[9]
10.16	Form of Stock Option Agreement[10]
21.1	Subsidiaries of Calavo Growers, Inc. [1]
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

2	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

3	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

4	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

5	Previously filed on September 9, 2005 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

6	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

7	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

8	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

9	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8K and incorporated herein by reference.

10	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

11	Previously filed on July 3, 2007 as an exhibit to the Registrant’s Report on Form 8K and incorporated herein by reference.