Form 10-Q
period 2008-01-31
CALAVO GROWERS INC
filed 2008-03-11
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Registrant’s number of shares of common stock outstanding as of January 31, 2008 was 14,402,833

CAUTIONARY STATEMENT
     This Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “will,” and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: increased competition, conducting substantial amounts of business internationally, pricing pressures on agricultural products, adverse weather and growing conditions confronting avocado growers, new governmental regulations, as well as other risks and uncertainties, including but not limited to those set forth in Part I., Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events, or otherwise.

CALAVO GROWERS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	January 31,	October 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,667	$967
Accounts receivable, net of allowances of $2,580 (2008) and $2,271 (2007)	31,644	25,992
Inventories, net	12,352	8,359
Prepaid expenses and other current assets	6,399	4,911
Advances to suppliers	2,337	2,292
Income taxes receivable	1,123	1,539
Deferred income taxes	2,525	2,525

Total current assets	58,047	46,585
Property, plant, and equipment, net	20,893	20,888
Investment in Limoneira	38,029	48,962
Investment in Maui Fresh, LLC	461	403
Goodwill	3,591	3,591
Other assets	7,874	7,589

	$128,895	$128,018

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$1,723	$2,414
Trade accounts payable	2,742	2,643
Accrued expenses	16,726	12,227
Short-term borrowings	18,450	6,630
Dividend payable	—	5,030
Current portion of long-term obligations	1,307	1,307

Total current liabilities	40,948	30,251
Long-term liabilities:
Long-term obligations, less current portion	13,106	13,106
Deferred income taxes	6,438	10,658

Total long-term liabilities	19,544	23,764
Commitments and contingencies Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,403 (2008) and 14,371 (2007) issued and outstanding	14	14
Additional paid-in capital	38,451	38,068
Accumulated other comprehensive income	8,951	15,664
Retained earnings	20,987	20,257

Total shareholders’ equity	68,403	74,003

	$128,895	$128,018

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three months ended
	January 31,
	2008	2007
Net sales	$72,241	$57,244
Cost of sales	66,212	50,325

Gross margin	6,029	6,919
Selling, general and administrative	4,750	4,582

Operating income	1,279	2,337
Interest expense	(348)	(300)
Other income, net	261	144

Income before provision for income taxes	1,192	2,181
Provision for income taxes	460	850

Net income	$732	$1,331

Net income per share:
Basic	$0.05	$0.09

Diluted	$0.05	$0.09

Number of shares used in per share computation:
Basic	14,375	14,293

Diluted	14,503	14,359

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	January 31,
	2008	2007
Net income	$732	$1,331

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	(10,933)	7,261
Income tax (expense) benefit related to items of other comprehensive income (loss)	4,220	(2,674)

Other comprehensive income (loss), net of tax	(6,713)	4,587

Comprehensive income (loss)	$(5,981)	$5,918

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Three months ended January 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$732	$1,331
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	567	548
Income from Maui Fresh, LLC	(58)	(32)
Stock compensation expense	2	8
Provision for losses on accounts receivable	—	40
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(5,652)	(2,310)
Inventories, net	(3,993)	(1,830)
Prepaid expenses and other current assets	(1,398)	69
Advances to suppliers	(45)	(2,139)
Income taxes receivable	531	744
Other assets	(28)	69
Payable to growers	(691)	(3,589)
Trade accounts payable and accrued expenses	4,565	329

Net cash used in operating activities	(5,468)	(6,762)
Cash Flows from Investing Activities:
Loan to Agricola Belher	(450)	—
Acquisitions of and deposits on property, plant, and equipment	(436)	(1,677)

Net cash used in investing activities	(886)	(1,677)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(5,032)	(4,573)
Proceeds from revolving credit facilities, net	11,820	12,987
Exercise of stock options	266	—
Collection on notes receivable from shareholders	—	166

Net cash provided by financing activities	7,054	8,580

Net increase in cash and cash equivalents	700	141
Cash and cash equivalents, beginning of period	967	50

Cash and cash equivalents, end of period	$1,667	$191

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$115	$—

Construction in progress included in trade accounts payable	$33	$173

Unrealized holding gains (losses)	$(10,933)	$7,261

The accompanying notes are an integral part of these consolidated condensed financial statements.

1. Description of the business
Business
     Calavo Growers, Inc. (Calavo, the Company, we, us or our) procures and markets avocados and other perishable commodities and prepares and distributes processed avocado products. We deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our operating facilities in southern California, Texas, New Jersey, Arizona, and Mexico, we sort, pack, and/or ripen avocados for distribution both domestically and internationally. Additionally, we also distribute other perishable foods, such as tomatoes, pineapples, and Hawaiian grown papayas, and prepare processed avocado products. We report our operations in two different business segments: fresh products and processed products.
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007.
Uncertain Tax Positions
     In November 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (FIN 48) which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 did not impact our financial position or results of operations.
     We are subject to income taxes in both the United States and Mexico. In the ordinary course of our business, there are many transactions and calculations in which the ultimate tax determination is uncertain and significant judgment is required in determining our worldwide provision for income taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and accruals. Based on the results of an audit, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. We file U.S. and state income returns in jurisdictions with varying statutes of limitation. The fiscal years 2003 through 2007 generally remain subject to examination by federal and most state tax authorities.
Recent Accounting Standards
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.
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
2. Information regarding our operations in different segments
     We report our operations in two different business segments: fresh products and processed products. These two business segments are presented based on how information is used by our president to measure performance and allocate resources. The fresh products segment includes all operations that involve the distribution of avocados grown both inside and outside of California, as well as the distribution of other non-processed, perishable food products. The processed products segment represents all operations related to the purchase, manufacturing, and distribution of processed avocado products. Additionally, selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our president in the aggregate. We do not allocate assets, or specifically identify them to, our operating segments. Prior period amounts have been reclassified to conform to the current period presentation.

     The following table sets forth sales by product category, by segment (in thousands):

	Three months ended January 31, 2008			Three months ended January 31, 2007
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
California avocados	$1,621	$—	$1,621	$9,263	$—	$9,263
Imported avocados	42,182	—	42,182	28,163	—	28,163
Tomatoes	6,110	—	6,110	2,599	—	2,599
Pineapples	3,073	—	3,073	12	—	12
Papayas	1,762	—	1,762	1,135	—	1,135
Specialties and Tropicals	386	—	386	1,190	—	1,190
Processed — food service	—	9,362	9,362	—	7,932	7,932
Processed — retail and club	—	3,025	3,025	—	2,860	2,860

Total fruit and product sales to third-parties	55,134	12,387	67,521	42,362	10,792	53,154
Freight and other charges	6,627	240	6,867	5,768	138	5,906

Total third-party sales	61,761	12,627	74,388	48,130	10,930	59,060
Less sales incentives	(1)	(2,146)	(2,147)	(9)	(1,807)	(1,816)

Total net sales to third-parties	61,760	10,481	72,241	48,121	9,123	57,244
Intercompany sales	4,306	2,455	6,761	3,038	1,810	4,848

Net sales before eliminations	$66,066	$12,936	79,002	$51,159	$10,933	62,092

Intercompany sales eliminations			(6,761)			(4,848)

Consolidated net sales			$72,241			$57,244

	(All amounts are presented in thousands)
	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
	(All amounts are presented in thousands)
Three months ended January 31, 2008
Net sales	$66,066	$12,936	$(6,761)	$72,241
Cost of sales	62,635	10,338	(6,761)	66,212

Gross margin	$3,431	$2,598		$6,029

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
	(All amounts are presented in thousands)
Three months ended January 31, 2007
Net sales	$51,159	$10,933	$(4,848)	$57,244
Cost of sales	47,433	7,740	(4,848)	50,325

Gross margin	$3,726	$3,193		$6,919

3. Inventories
     Inventories consist of the following (in thousands):

	January 31,	October 31,
	2008	2007
Fresh fruit	$6,656	$3,884
Packing supplies and ingredients	2,683	2,389
Finished processed foods	3,013	2,086

	$12,352	$8,359

     During the three month periods ended January 31, 2008 and 2007, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.
4. Related party transactions
     We sell papayas obtained from an entity owned by our Chairman of the Board of Directors, Chief Executive Officer and President. Sales of papayas procured from the related entity amounted to approximately $1,762,000, and $1,135,000 for the three months ended January 31, 2008 and 2007, resulting in gross margins of approximately $132,000 and $93,000. Amounts payable are approximately $131,000 and $438,000 at January 31, 2008 and October 31, 2007 due to this entity.
     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended January 31, 2008 and 2007, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.2 million and $1.2 million. Amounts payable to these board members were $0.1 million and $0.2 million as of January 31, 2008 and October 31, 2007.
     During the first quarter of fiscal 2008 and 2007, we received $0.1 million as dividend income from Limoneira.
5. Other assets
     Included in other assets in the accompanying consolidated condensed financial statements are the following intangible assets: customer-related intangibles of $590,000 (accumulated amortization of $474,000 at January 31, 2008), brand name intangibles of $275,000 and other identified intangibles totaling $2,000 (accumulated amortization of $2,000 at January 31, 2008). The customer-related intangibles are being amortized over five years. The other identified intangibles are fully amortized as of January 31, 2008. The intangible asset related to the brand name currently has an indefinite remaining useful life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $88,000 for the remainder of fiscal 2008, with the remaining amortization expense of approximately $28,000 recorded in fiscal 2009.
6. Stock-Based Compensation
     We have one active stock-based compensation plan under which employees and directors may be granted options to purchase shares of our common stock. Stock options are generally granted with exercise prices of not less than the fair market value at grant date, generally vest over one to five years and generally expire five years after the grant date. We settle stock option exercises with newly issued shares of common stock.
     Our Employee Stock Option Purchase Plan has not had activity since fiscal 2002 and our Director Stock Option Plan was terminated in fiscal 2007.
     We account for our stock option plans in accordance with SFAS No. 123(R), Share-Based Payment. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. We measure the fair value of our stock based compensation awards on the date of grant.
     The following weighted average assumptions were used in the estimated grant date fair value calculations for share-based payments:

Fiscal quarter ended
January 31, 2007
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
     A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2007	333	$9.18
Exercised	(20)	$9.10
Outstanding at January 31, 2008	313	$9.19	$3,484

Exercisable at January 31, 2008	297	$9.12	$3,326

     At January 31, 2008, outstanding stock options had a weighted-average remaining contractual term of 2.7 years. At January 31, 2008, exercisable stock options had a weighted-average remaining contractual term of 2.6 years. The total cash received from employees as a result of stock option exercises during the fiscal quarter ended January 31, 2008 totaled $0.3 million. During the fiscal quarter ended January 31, 2007, 20,000 stock options were granted with a weighted average exercise price of $2.06. No options were granted during the fiscal quarter ended January 31, 2008. The total recognized and unrecognized stock-based compensation expense was immaterial as of and for the quarter ended January 31, 2008.
     A summary of stock option activity, related to our Directors Stock Option Plan (which was terminated in fiscal 2007), is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2007	49	$7.00
Exercised	(12)	$7.00
Outstanding at January 31, 2008	37	$7.00	$493

Exercisable at January 31, 2008	37	$7.00	$493

     At January 31, 2008, outstanding and exercisable stock options had a weighted-average remaining contractual term of 1.1 years. The total cash received from non-employee directors as a result of stock option exercises during the fiscal quarter ended January 31, 2008 totaled $0.1 million.

7. Other events
Dividend payment
     On January 2, 2008, we paid a $0.35 per share dividend in the aggregate amount of $5.0 million to shareholders of record on December 15, 2007.
Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000 and December 31, 2004. We have received assessments totaling approximately $2.0 million and $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000 related to the tax year 2000 assessment, which we declined. Based primarily on discussions with legal counsel and the evaluation of our claim, we maintain our belief that the Hacienda’s position has no merit and that we will prevail. Accordingly, no amounts have been provided in the financial statements as of January 31, 2008. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to this assessment.
     We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Agreement with Mushroom Grower
     Effective November 2007, we entered into a consignment and marketing agreement with Farmers Fresh Mushroom, Inc (FFMI) to market and sell conventional and organic mushrooms in the United States. FFMI agreed, among other things, to source, pack, and ship product primarily to our customers, but also to any of our distribution centers, at our option. In exchange, we agreed, among other things, to market and sell such product. The agreement specifically calls for FFMI to not actively pursue new business in the United States and it also requires that all product sold by us will be packed in our cartons and sold only by us.
     The term of this agreement is for 12 months (through October 2008) and automatically renews for a 12-month period on the final day of the agreement, unless terminated, as defined.
Agreement with Tomato Grower
     During the first quarter of fiscal 2008, we agreed to advance Agricola Belher (Belher) of Mexico an additional $0.5 million related to our infrastructure agreement entered into in June 2007. Pursuant to this agreement, these funds are to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned by Belher, as well as packing line equipment. These advances incur interest at 9.4% at January 31, 2008. We have advanced a total of $5.5 million as of January 31, 2008 ($1.1 million included in prepaid expenses and other current assets and $4.4 million included in other long-term assets). Belher is to annually repay these advances in no less than 20% increments through July 2012. Interest is to be paid monthly or annually, as defined. Belher may prepay, without penalty, all or any portion of the advances at any time.
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
     This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended October 31, 2007 of Calavo Growers, Inc. (we, Calavo, or the Company). Certain prior year amounts have been reclassified to conform to the current period presentation.
Recent Developments
Dividend payment
     On January 2, 2008, we paid a $0.35 per share dividend in the aggregate amount of $5.0 million to shareholders of record on December 15, 2007.
Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000 and December 31, 2004. We have received assessments totaling approximately $2.0 million and $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000 related to the tax year 2000 assessment, which we declined. Based primarily on discussions with legal counsel and the evaluation of our claim, we maintain our belief that the Hacienda’s position has no merit and that we will prevail. Accordingly, no amounts have been provided in the financial statements as of January 31, 2008. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to this assessment.
     We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Agreement with Mushroom Grower
     Effective November 2007, we entered into a Consignment and Marketing Agreement with Farmers Fresh Mushroom, Inc (FFMI) to market and sell conventional and organic mushrooms in the United States. FFMI agreed, among other things, to source, pack, and ship product primarily to our customers, but also to any of our distribution centers, at our option. In exchange, we agreed, among other things, to market and sell such product. The agreement specifically calls for FFMI to not actively pursue new business in the United States and it also requires that all product sold by us will be packed in our cartons and sold only by us.
     The term of this agreement is for 12 months (through October 2008) and automatically renews for a 12-month period on the final day of the agreement, unless terminated, as defined.

Agreement with Tomato Grower
During the first quarter of fiscal 2008, we agreed to advance Agricola Belher (Belher) of Mexico an additional $0.5 million related to the infrastructure agreement entered into in June 2007. Pursuant to this agreement, these funds are to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned by Belher, as well as packing line equipment. These advances incur interest at 9.4% at January 31, 2008. We have advanced a total of $5.5 million as of January 31, 2008 ($1.1 million included in prepaid expenses and other current assets and $4.4 million included in other long-term assets). Belher is to annually repay these advances in no less than 20% increments through July 2012. Interest is to be paid monthly or annually, as defined. Belher may prepay, without penalty, all or any portion of the advances at any time.
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
Net Sales
     The following table summarizes our net sales by business segment for each of the three-month periods ended January 31, 2008 and 2007:

	Three months ended January 31,
(in thousands)	2008	Change	2007
Net sales to third-parties:
Fresh products	$61,760	28.3%	$48,121
Processed products	10,481	14.9%	9,123

Total net sales	$72,241	26.2%	$57,244

As a percentage of net sales:
Fresh products	85.5%		84.1%
Processed products	14.5%		15.9%

	100.0%		100.0%

     Net sales for the first quarter of fiscal 2008, compared to fiscal 2007, increased by $15.0 million, or 26.2%. The increase in fresh product sales during the first quarter of fiscal 2008 was primarily related to increased sales in Mexican sourced avocados, tomatoes, and pineapples. These increases were partially offset, however, by decreased sales from California and Chilean sourced avocados. While the procurement of fresh avocados related to our fresh products segment is very seasonal, our processed products business is generally not subject to a seasonal effect. For the related three-month period, the increase in net sales to third parties delivered by our processed products business was due primarily to an increase in total pounds of product sold.
     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products
     Net sales delivered by the business increased by approximately $13.6 million, or 28.3%, for the first quarter of fiscal 2008, when compared to the same period for fiscal 2007. This increase was primarily related to an increase in sales of Mexican grown avocados, as well as tomatoes and pineapples. The volume of Mexican fruit sold increased by approximately 6.1 million pounds, or 20.4%, when compared to the same prior year period. This increase was primarily related to the significant decrease in the volume of California and Chilean avocados in the U.S. marketplace. We believe such decrease in California avocados is primarily related to the timing of delivery to the U.S. marketplace, while such decrease in Chilean is primarily related to a significantly smaller Chilean avocado crop.
     Additionally, the volume of tomatoes and pineapples increased by approximately 0.2 million and 0.3 million cartons, or 69.6% and 100.0%, when compared to the same prior year period. These increases were primarily related to the distribution and infrastructure agreements with Agricola Belher of Mexico (for the tomatoes) and the consignment and marketing agreement with Maui Pineapple Company, LTD (for the pineapples).
     The average selling price, on a per carton basis, of Mexican avocados sold increased 50.7% when compared to the same prior year period. We believe some of this increase is due to the aforementioned low-level of California and Chilean avocados in the U.S. marketplace.
     The increase in sales discussed above was partially offset by a decrease in sales related to avocados sourced from California and Chile. California avocados sales reflect an 85.8% decrease in pounds of avocados sold, when compared to the same prior year period. As discussed above, the decrease in pounds is primarily related to the timing of delivery to the U.S. marketplace. Our market share of California avocados decreased to 29.0% in the first quarter of fiscal 2008, when compared to a 42.0% market share for the same prior year period. Additionally, the volume of Chilean fruit sold decreased by approximately 6.4 million pounds, or 62.3%, when compared to the same prior year period. As discussed above, this decrease is primarily related to the size of the Chilean avocado crop. The average selling price, on a per carton basis, of California and Chilean avocados sold increased 29.9% and 65.6% when compared to the same prior year period. We believe some of this increase is related to the decrease in the total California and Chilean avocados in the U.S. marketplace, when compared to the same prior year period.
     We anticipate that California avocado sales will experience a seasonal increase during our second fiscal quarter of 2008, as compared to the first fiscal quarter of 2008. Additionally, we expect an increase in the overall harvest of the California avocado crop for the 2007/2008 season.
     We anticipate that net sales related to non-California sourced avocados, tomatoes, and pineapples will remain consistent during our second fiscal quarter of 2008, as compared to the first fiscal quarter of 2008, with the exception of Chilean avocados, which we anticipate a seasonal decrease.
Processed products
     For the quarter ended January 31, 2008, when compared to the same period for fiscal 2007, sales to third-party customers increased by approximately $1.4 million, or 14.9%. This increase is primarily related to a 17.8% increase in total pounds sold. The increase in pounds sold primarily relates to an increase in the sale of both our frozen and high-pressure guacamole products, which increased approximately 23.6% and 7.9%, when compared to the same prior year period. There was no significant change in the average net selling price per pound for our first fiscal quarter of 2008 when compared to the same prior year period.

Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three-month periods ended January 31, 2008 and 2007:

	Three months ended January 31,
(in thousands)	2008	Change	2007
Gross margins:
Fresh products	$3,431	(7.9)%	$3,726
Processed products	2,598	(18.6)%	3,193

Total gross margins	$6,029	(12.9)%	$6,919

Gross profit percentages:
Fresh products	5.6%		7.7%
Processed products	24.8%		35.0%
Consolidated	8.3%		12.1%
     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins decreased by approximately $0.9 million, or 12.9%, for the first quarter of fiscal 2008 when compared to the same period for fiscal 2007. These decreases were primarily attributable to reductions in both our fresh products and our processed products segments.
     During our first fiscal quarter of 2008, as compared to the same prior year period, the decrease in our fresh products segment gross margin percentage was primarily related to a significant decrease in pounds of California sourced fruit sold, as well as an increase in the market price of California avocados. During our first quarter of 2008, when compared to the prior year, we experienced an 85.8% decrease in pounds of avocados sold. Additionally, we also experienced a 29.9% increase in the average sales price of California avocados. Additionally, we also experienced an increase in Mexican and Chilean fruit costs. Combined, these had the effect of increasing our per pound costs, which, as a result, negatively impacted gross margins. Such decreases were partially offset, however, by an increase in both the volume of tomatoes sold, as well as an increase in the average net selling price per carton of tomatoes. When compared to the same prior period, the volume of tomatoes sold increased by approximately 69.6% and the average net selling price per carton increased $3.97 per carton.
     The processed products gross profit percentages for the first quarter of fiscal 2008, as compared to the same prior period, decreased primarily as a result of higher fruit costs, partially offset by an increase in total pounds produced. We anticipate that the gross profit percentage for our processed product segment will continue to experience significant fluctuations during the next fiscal quarter primarily due to the uncertainty of the cost of fruit that will be used in the production process.
Selling, General and Administrative

	Three months ended January 31,
(in thousands)	2008	Change	2007
Selling, general and administrative	$4,750	3.7%	$4,582
Percentage of net sales	6.6%		8.0%
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.2 million, or 3.7%, for the three months ended January 31, 2008, when compared to the same period for fiscal 2007. This increase was primarily related to higher corporate costs, including, but not limited to, higher marketing and promotion expenses (totaling approximately $0.1 million), as well as an increase in repair and maintenance expenses (totaling approximately $0.1 million).

Provision for Income Taxes

	Three months ended January 31,
(in thousands)	2008	Change	2007
Provision for income taxes	$460	(45.9)%	$850
Percentage of income before provision for income taxes	38.6%		39.0%
For the first three months of fiscal 2008, our provision for income taxes was $0.5 million, as compared to $0.9 million for the comparable prior year period. We expect our effective tax rate to approximate 39% during fiscal 2008.
Liquidity and Capital Resources
     Cash used in operating activities was $5.5 million for the three months ended January 31, 2008, compared to $6.8 million for the similar period in fiscal 2007. Operating cash flows for the three months ended January 31, 2008 reflect our net income of $0.7 million, net non-cash charges (depreciation and amortization, stock compensation expense and income from Maui, LLC) of $0.5 million and a net decrease in the noncash components of our working capital of approximately $6.7 million.
     These working capital decreases include an increase in accounts receivable of $5.7 million, an increase in inventory of $4.0 million, an increase in prepaid expenses and other current assets of $1.4 million, and an increase in payable to growers of $0.7 million, partially offset by an increase in trade accounts payable and accrued expenses of $4.6 million and a decrease in income tax receivable of $0.5 million.
     The increase in our accounts receivable balance, as of January 31, 2008, when compared to October 31, 2007, primarily reflects higher sales recorded in the month of January 2008, as compared to October 2007. The increase in inventory is primarily related to an increase in finished processed foods, primarily driven by production exceeding sales during such time period. The increase in prepaid expenses and other current assets is primarily related to taxes receivable from the taxing authorities in Mexico. The increase in payable to our growers primarily reflects an increase in California fruit delivered in the month of January 2008, as compared to October 2007. The increase in trade accounts payable and accrued expenses is primarily related to the increase in tomato and pineapple fruit delivered during the quarter ended January 31, 2008. The decrease in income tax receivable primarily relates to income from operations through the three months ended January 31, 2008.
     Cash used in investing activities was $0.9 million for the three months ended January 31, 2008 and related principally to the purchase of property, plant and equipment items and additional amounts advanced to Agricola Belher.
     Cash provided by financing activities was $7.1 million for the three months ended January 31, 2008, which related principally to $11.8 million provided from our net borrowings on our lines of credit. These proceeds were partially offset, however, by the payment of our $5.0 million dividend.
     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of January 31, 2008 and October 31, 2007 totaled $1.7 million and $1.0 million. Our working capital at January 31, 2008 was $17.1 million, compared to $16.3 million at October 31, 2007. Overall, our working capital remained fairly consistent from October 31, 2007.
     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. In July 2007 and October 2007, we renewed and extended our non-

collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. These two credit facilities now expire in February 2012 and July 2009. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $30 million, with a weighted-average interest rate of 4.3% and 5.8% at January 31, 2008 and October 31, 2007. Under these credit facilities, we had $22.5 million and $10.6 million outstanding as of January 31, 2008 and October 31, 2007, of which $4.0 million was classified as a long-term liability as of January 31, 2008 and October 31, 2007. These credit facilities contain various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at January 31, 2008. We had commitments for capital expenditures totaling approximately $0.4 million as of January 31, 2008.
     The following table summarizes contractual obligations pursuant to which we are required to make cash payments (in thousands):

			Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations (including interest)	$17,132	$2,054	$8,360	$3,970	$2,748
Payable to growers	1,723	1,723	—	—	—
Short-term borrowings	18,450	18,450	—	—	—
Defined benefit plan	401	34	141	94	132
Operating lease commitments	4,534	554	1,602	751	1,627

Total	$42,240	$22,815	$10,103	$4,815	$4,507

Impact of Recently Issued Accounting Pronouncements
     See footnote 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents, accounts receivable, notes receivable from shareholders, payable to growers, accounts payable, current borrowings pursuant to our credit facility, and long-term obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2008.

(All amounts in thousands)	Expected maturity date October 31,
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$1,667	$—	$—	$—	$—	$—	$1,667	$1,667
Accounts receivable (1)	31,644	—	—	—	—	—	31,644	31,644
Advances to Suppliers (1)	2,337	—	—	—	—	—	2,337	2,337

Liabilities
Payable to growers (1)	$1,723	$—	$—	$—	$—	$—	$1,723	$1,723
Accounts payable (1)	2,742	—	—	—	—	—	2,742	2,742
Current borrowings pursuant to credit facilities (1)	18,450	—	—	—	—	—	18,450	18,450
Long-term borrowings pursuant to credit facilities (2)	—	1,000	1,000	1,000	1,000	—	4,000	4,286
Fixed-rate long-term obligations (3)	1,307	1,306	1,300	1,300	1,300	3,900	10,413	10,506

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Long-term borrowings pursuant to our credit facility bears interest at 6.4%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 4.2%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value by approximately $131,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 3.3% to 5.7% with a weighted-average interest rate of 5.7%. We believe that loans with a similar risk profile would currently yield a return of 5.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $361,000.
     We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.
     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Consequently, the spot rate for the Mexican peso has a moderate impact on our operating results. However, we do not believe that this impact is sufficient to warrant the use of derivative instruments to hedge the fluctuation in the Mexican peso. Total foreign currency gains and losses for each of the three years in the period ended January 31, 2008 do not exceed $0.1 million.
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
     There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Calavo Growers, Inc. (Registrant)
Date: March 10, 2008	By /s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: March 10, 2008	By /s/ Arthur J. Bruno
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