Form 10-Q
period 2008-04-30
CALAVO GROWERS INC
filed 2008-06-09
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant’s number of shares of common stock outstanding as of April 30, 2008 was 14,403,833

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

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	April 30,	October 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,658	$967
Accounts receivable, net of allowances of $2,483 (2008) and $2,271 (2007)	36,593	25,992
Inventories, net	14,933	8,359
Prepaid expenses and other current assets	6,017	4,911
Advances to suppliers	11,173	2,292
Income tax receivable	293	1,539
Deferred income taxes	2,525	2,525

Total current assets	74,192	46,585
Property, plant, and equipment, net	22,091	20,888
Investment in Limoneira	43,214	48,962
Investment in Maui Fresh, LLC	540	403
Goodwill	3,591	3,591
Other assets	7,651	7,589

	$151,279	$128,018

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$9,603	$2,414
Trade accounts payable	2,837	2,643
Accrued expenses	28,412	12,227
Short-term borrowings	13,250	6,630
Dividend payable	—	5,030
Current portion of long-term obligations	1,361	1,307

Total current liabilities	55,463	30,251
Long-term liabilities:
Long-term obligations, less current portion	14,163	13,106
Deferred income taxes	8,440	10,658

Total long-term liabilities	22,603	23,764
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,404 (2008) and 14,371 (2007) issued and outstanding	14	14
Additional paid-in capital	38,465	38,068
Accumulated other comprehensive income	12,135	15,664
Retained earnings	22,599	20,257

Total shareholders’ equity	73,213	74,003

	$151,279	$128,018

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,
	2008	2007	2008	2007
Net sales	$98,777	$69,147	$171,018	$126,391
Cost of sales	91,483	59,993	157,695	110,318

Gross margin	7,294	9,154	13,323	16,073
Selling, general and administrative	4,701	4,775	9,451	9,357

Operating income	2,593	4,379	3,872	6,716
Interest expense	(346)	(381)	(694)	(681)
Other income, net	398	244	659	388

Income before provision for income taxes	2,645	4,242	3,837	6,423
Provision for income taxes	1,033	1,655	1,493	2,505

Net income	$1,612	$2,587	$2,344	$3,918

Net income per share:
Basic	$0.11	$0.18	$0.16	$0.27

Diluted	$0.11	$0.18	$0.16	$0.27

Number of shares used in per share computation:
Basic	14,403	14,294	14,389	14,294

Diluted	14,514	14,398	14,504	14,380

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended		Six months ended
	April 30,		April 30,
	2008	2007	2008	2007
Net income	$1,612	$2,587	$2,344	$3,918

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	5,186	15,903	(5,748)	23,163
Income tax (expense) benefit related to items of other comprehensive income (loss)	(2,235)	(6,123)	2,218	(8,797)

Other comprehensive income (loss), net of tax	2,951	9,780	(3,530)	14,366

Comprehensive income (loss)	$4,563	$12,367	$(1,186)	$18,284

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended April 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$2,344	$3,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,120	1,222
Income from Maui Fresh LLC	(137)	(109)
Stock based compensation	4	12
Provision for losses on accounts receivable	—	172
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(10,601)	(5,084)
Inventories, net	(6,574)	(4,393)
Prepaid expenses and other current assets	(1,016)	(1,035)
Advances to suppliers	(8,881)	(4,560)
Income taxes receivable	1,364	2,271
Other assets	91	111
Payable to growers	7,189	381
Trade accounts payable and accrued expenses	16,379	7,290
Income taxes payable	—	114

Net cash provided by operating activities	1,282	310
Cash Flows from Investing Activities:
Loan to Agricola Belher	(450)	—
Acquisitions of and deposits on property, plant, and equipment	(990)	(2,131)

Net cash used in investing activities	(1,440)	(2,131)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(5,032)	(4,573)
Proceeds from borrowings, net	6,620	5,446
Exercise of stock options	275	36
Collection on notes receivable from shareholders	—	2,430
Payments on long-term obligations	(14)	—

Net cash provided by financing activities	1,849	3,339

Net increase in cash and cash equivalents	1,691	1,518
Cash and cash equivalents, beginning of period	967	50

Cash and cash equivalents, end of period	$2,658	$1,568

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$118	$3

Capital lease obligation	$1,125	$—

Unrealized holding gains (losses)	$(5,748)	$23,164

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
     We are subject to income taxes in both the United States and Mexico. In the ordinary course of our business, there are many transactions and calculations in which the ultimate tax determination is uncertain and significant judgment is required in determining our worldwide provision for income taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits could be different than that which is reflected in historical income tax provisions and accruals. We do not expect our uncertain tax positions to otherwise change materially over the next twelve months. We file U.S., state and foreign income returns in jurisdictions with varying statutes of limitation. The fiscal years 2003 through 2007 generally remain subject to examination by federal and most state tax authorities.
Recent Accounting Standards
     In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts. The new standard clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of the Statement. We are currently assessing the impact the adoption will have on our financial position and results of operations and do not expect this adoption to have a material effect on our financial position or results of operations.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB amendments to AU Section 411, The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’. We are currently evaluating the potential impact, if any, the adoption of SFAS 162 will have on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 requires expanded disclosures regarding the location and amount of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. We do not believe the adoption of SFAS 161 will have a significant impact on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December 2007, the FASB issued FASB Staff Position (“FSP”) FSP FAS 157-b, which provided a one-year deferral, until January 1, 2009, for the implementation of FAS 157 for non-financial assets and liabilities. The deferral is intended to provide the FASB additional time to consider the effects of various implementation issues that have arisen, or that may arise, from the application of FAS 157. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.
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
     The following table sets forth sales by product category, by segment (in thousands):

	Six months ended April 30, 2008			Six months ended April 30, 2007
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
California avocados	$24,141	$—	$24,141	$21,865	$—	$21,865
Imported avocados	81,879	—	81,879	60,821	—	60,821
Tomatoes	17,005	—	17,005	8,222	—	8,222
Pineapples	7,854	—	7,854	19	—	19
Papayas	3,795	—	3,795	2,460	—	2,460
Diversified products	691	—	691	2,462	—	2,462
Processed — food service	—	18,719	18,719	—	17,019	17,019
Processed — retail and club	—	5,868	5,868	—	5,111	5,111

Total fruit and product sales to third-parties	135,365	24,587	159,952	95,849	22,130	117,979
Freight and other charges	14,736	577	15,313	12,248	308	12,556

Total third-party sales	150,101	25,164	175,265	108,097	22,438	130,535
Less sales incentives	(18)	(4,229)	(4,247)	(17)	(4,127)	(4,144)

Total net sales to third-parties	150,083	20,935	171,018	108,080	18,311	126,391
Intercompany sales	8,104	4,806	12,910	6,617	3,607	10,224

Net sales before eliminations	$158,187	$25,741	183,928	$114,697	$21,918	136,615

Intercompany sales eliminations			(12,910)			(10,224)

Consolidated net sales			$171,018			$126,391

	Three months ended April 30, 2008			Three months ended April 30, 2007
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
California avocados	$22,520	$—	$22,520	$12,602	$—	$12,602
Imported avocados	39,697	—	39,697	32,658	—	32,658
Tomatoes	10,895	—	10,895	5,623	—	5,623
Pineapples	4,781	—	4,781	7	—	7
Papayas	2,033	—	2,033	1,325	—	1,325
Diversified products	305	—	305	1,272	—	1,272
Processed — food service	—	9,357	9,357	—	9,087	9,087
Processed — retail and club	—	2,843	2,843	—	2,251	2,251

Total fruit and product sales to third-parties	80,231	12,200	92,431	53,487	11,338	64,825
Freight and other charges	8,109	337	8,446	6,480	170	6,650

Total third-party sales	88,340	12,537	100,877	59,967	11,508	71,475
Less sales incentives	(17)	(2,083)	(2,100)	(8)	(2,320)	(2,328)

Total net sales to third-parties	88,323	10,454	98,777	59,959	9,188	69,147
Intercompany sales	3,798	2,351	6,149	3,579	1,797	5,376

Net sales before eliminations	$92,121	$12,805	104,926	$63,538	$10,985	74,523

Intercompany sales eliminations			(6,149)			(5,376)

Consolidated net sales			$98,777			$69,147

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
	(All amounts are presented in thousands)
Six months ended April 30, 2008
Net sales	$158,187	$25,741	$(12,910)	$171,018
Cost of sales	150,112	20,493	(12,910)	157,695

Gross margin	$8,075	$5,248	—	$13,323

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
Six months ended April 30, 2007
Net sales	$114,697	$21,918	$(10,224)	$126,391
Cost of sales	104,757	15,785	(10,224)	110,318

Gross margin	$9,940	$6,133	—	$16,073

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
Three months ended April 30, 2008
Net sales	$92,121	$12,805	$(6,149)	$98,777
Cost of sales	87,477	10,155	(6,149)	91,483

Gross margin	$4,644	$2,650	—	$7,294

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
Three months ended April 30, 2007
Net sales	$63,538	$10,985	$(5,376)	$69,147
Cost of sales	57,324	8,045	(5,376)	59,993

Gross margin	$6,214	$2,940	—	$9,154

3. Inventories
     Inventories consist of the following (in thousands):

	April 30,	October 31,
	2008	2007
Fresh fruit	$7,836	$3,884
Packing supplies and ingredients	2,658	2,389
Finished processed foods	4,439	2,086

	$14,933	$8,359

     During the three and six month periods ended April 30, 2008 and 2007, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.
4. Related party transactions
     We sell papayas obtained from an entity owned by our Chairman of the Board of Directors, Chief Executive Officer and President. Sales of papayas procured from the related entity amounted to approximately $3,795,000, and $2,460,000 for the six months ended April 30, 2008 and 2007, resulting in gross margins of approximately $281,000 and $218,000. Sales of papayas procured from the related entity amounted to approximately $2,033,000, and $1,326,000 for the three months ended April 30, 2008 and 2007, resulting in gross margins of approximately $150,000 and $126,000. Included in accrued liabilities are approximately $526,000 and $438,000 at April 30, 2008 and October 31, 2007 due to this entity. In May 2008, we acquired all of the outstanding shares of this entity. See Note 8 for further discussion.
     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended April 30, 2008 and 2007, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $1.4 million and $1.2 million. During the six months ended April 30, 2008 and 2007, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $1.6 million and $2.4 million. Amounts payable to these board members were $0.7 million and $0.2 million as of April 30, 2008 and October 31, 2007.
     During the three months ended and six months ended April 30, 2008 and 2007, we received $0.1 million as dividend income from Limoneira.
5. Other assets
     At April 30, 2008, other assets in the accompanying consolidated condensed financial statements included the following intangible assets: customer-related intangibles of $590,000 (accumulated amortization of $504,000) and brand name intangibles of $275,000. The customer-related intangibles are being amortized over five years. The intangible asset related to the brand name currently has an indefinite life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $59,000 for the remainder of fiscal 2008, with the remaining amortization expense of approximately $27,000 recorded in fiscal 2009.
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
     A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2007	333	$9.18
Exercised	(21)	$9.10

Outstanding at April 30, 2008	312	$9.19	$ 2,577

Exercisable at April 30, 2008	296	$9.12	$ 2,466

     At April 30, 2008, outstanding stock options had a weighted-average remaining contractual term of 2.4 years. At April 30, 2008, exercisable stock options had a weighted-average remaining contractual term of 2.3 years. The total cash received from employees as a result of stock option exercises during the fiscal quarter and six-month period ended April 30, 2008 totaled approximately $0.3 million. No options were granted during the six months ended April 30, 2008. The total recognized and unrecognized stock-based compensation expense was insignificant for the six months ended April 30, 2008.
     A summary of stock option activity, related to our Directors Stock Option Plan (which was terminated in fiscal 2007), is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2007	49	$7.00
Exercised	(12)	$7.00
Forfeited	(21)	$7.00

Outstanding at April 30, 2008	16	$7.00	$ 167

Exercisable at April 30, 2008	16	$7.00	$ 167

     At April 30, 2008, outstanding and exercisable stock options had a weighted-average remaining contractual term of 0.6 years. The total cash received from non-employee directors as a result of stock option exercises during the six months ended April 30, 2008 totaled $0.1 million.
7. Other events
Dividend payment
     In January 2008, we paid a $0.35 per share dividend in the aggregate amount of $5.0 million to shareholders of record on
December 15, 2007.
Capital Lease
     In April 2008, we entered into a capital lease for various fixed assets related to our Swedesboro, New Jersey facility. The gross amount recorded in property, plant and equipment totaled approximately $1.1 million as of April 30, 2008.

Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000 and December 31, 2004. We have received assessments totaling approximately $2.0 million and $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000 related to the tax year 2000 assessment, which we declined. Based primarily on discussions with legal counsel and the evaluation of our claim, we maintain our belief that the Hacienda’s position has no merit and that we will prevail. Accordingly, no amounts have been provided for in the financial statements as of April 30, 2008. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to Hacienda in regards to this assessment.
     From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Accrued expenses and Advances to suppliers
     Included in accrued expenses at April 30, 2008 are payables to foreign tomato growers totaling approximately $14.9 million. Additionally, we have receivables from such growers totaling approximately $11.2 million, included in Advances to Suppliers, at April 30, 2008. Included in accrued expenses at April 30, 2007 are payables to foreign tomato growers totaling approximately $7.1 million. Additionally, we have receivables from such growers totaling approximately $5.7 million, included in Advances to Suppliers, at April 30, 2007.
8. Subsequent events
Term Revolving Credit Agreement
     In May 2008, we entered into a Term Revolving Credit Agreement (the “Agreement”) with Farm Credit West, PCA. Under the terms of the Agreement, we are advanced funds for the purchase and installation of capital items and other corporate needs of the Company. Total credit available under the Agreement, which expires in February 2012, is now $30 million, up from $20 million. The credit facility contains various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined).
Business Acquisitions
     Calavo and Lecil E. Cole, Suzanne Cole-Savard, Guy Cole, Eric Weinert, and Lecil E. Cole and Mary Jeanette Cole, as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993 (the “Cole Trust”), have entered into an Acquisition Agreement, dated May 19, 2008 (the “Acquisition Agreement”), which sets forth the terms and conditions pursuant to which Calavo will purchase all of the outstanding shares of Hawaiian Sweet, Inc. (“HS”) and all ownership interests of Hawaiian Pride, LLC (“HP”). HS and HP engage in tropical-product packing and processing operations in Hawaii. The Acquisition Agreement provides, among other things, that as a result of the Acquisition Agreement, Calavo shall make an initial purchase price payment in the aggregate amount of $3,500,000 for both entities. Calavo made the initial payment on May 20, 2008. Calavo shall also make two additional annual payments, ranging from $2,500,000 to $4,500,000, based on certain operating results (the “Earn-Out Payment(s)”), as defined. Mr. Cole is President, Chief Executive Officer, and Chairman of the Board of Directors of Calavo.
     The first Earn-Out Payment to be made by Calavo will be adjusted if the aggregate working capital (“WC”) of HS and HP does not equal $700,000 as of the closing date. In the event that WC is less than $700,000, Calavo shall reduce its first Earn-Out payment by an amount equal to the difference between $700,000 and the closing date aggregate working capital of HS and HP. In the event that WC is greater than $700,000, Calavo shall increase its first Earn-Out payment by an amount equal to the difference between $700,000 and the closing date aggregate working capital of HS and HP.

     Pursuant to the Acquisition Agreement, the transaction closed on May 30, 2008.
     Concurrently with the execution of the Acquisition Agreement, Calavo and the Cole Trust have entered into an Agreement and Escrow Instructions for Purchase and Sale of Real Property (the “Real Estate Contract”), dated the same date as the acquisition agreement, pursuant to which Calavo will purchase from the Cole Trust approximately 727 acres of agricultural land located in Pahoa, Hawaii for a purchase price of $1,500,000, which Calavo delivered on May 19, 2008. The Real Estate Contract also closed on May 30, 2008.
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
Recent Developments
Dividend payment
     In January 2008, we paid a $0.35 per share dividend in the aggregate amount of $5.0 million to shareholders of record on
December 15, 2007.
Capital Lease
     In April 2008, we entered into a capital lease for various fixed assets related to our Swedesboro, New Jersey facility. The gross amount recorded in property, plant and equipment totaled approximately $1.1 million as of April 30, 2008.
Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000 and December 31, 2004. We have received assessments totaling approximately $2.0 million and $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000 related to the tax year 2000 assessment, which we declined. Based primarily on discussions with legal counsel and the evaluation of our claim, we maintain our belief that the Hacienda’s position has no merit and that we will prevail. Accordingly, no amounts have been provided for in the financial statements as of April 30, 2008. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to this assessment.
     We are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Accrued expenses and Advances to suppliers
     Included in accrued expenses at April 30, 2008 are payables to foreign tomato growers totaling approximately $14.9 million. Additionally, we have receivables from such growers totaling approximately $11.2 million, included in Advances to Suppliers, at April 30, 2008. Included in accrued expenses at April 30, 2007 are payables to foreign tomato growers totaling approximately $7.1 million. Additionally, we have receivables from such growers totaling approximately $5.7 million, included in Advances to Suppliers, at April 30, 2007.

Term Revolving Credit Agreement
     In May 2008, we entered into a Term Revolving Credit Agreement (the “Agreement”) with Farm Credit West, PCA. Under the terms of the Agreement, we are advanced funds for the purchase and installation of capital items and other corporate needs of the Company. Total credit available under the Agreement, which expires in February 2012, is now $30 million, up from $20 million. The credit facility contains various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined).
Business Acquisitions
     Calavo and Lecil E. Cole, Suzanne Cole-Savard, Guy Cole, Eric Weinert, and Lecil E. Cole and Mary Jeanette Cole, as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993 (the “Cole Trust”), have entered into an Acquisition Agreement, dated May 19, 2008 (the “Acquisition Agreement”), which sets forth the terms and conditions pursuant to which Calavo will purchase all of the outstanding shares of Hawaiian Sweet, Inc. (“HS”) and all ownership interests of Hawaiian Pride, LLC (“HP”). HS and HP engage in tropical-product packing and processing operations in Hawaii. The Acquisition Agreement provides, among other things, that as a result of the Acquisition Agreement, Calavo shall make an initial purchase price payment in the aggregate amount of $3,500,000 for both entities. Calavo made the initial payment on May 20, 2008. Calavo shall also make two additional annual payments, ranging from $2,500,000 to $4,500,000, based on certain operating results (the “Earn-Out Payment(s)”), as defined. Mr. Cole is President, Chief Executive Officer, and Chairman of the Board of Directors of Calavo. See Note 4 for further discussion.
     The first Earn-Out Payment to be made by Calavo will be adjusted if the aggregate working capital (“WC”) of HS and HP does not equal $700,000 as of the closing date. In the event that WC is less than $700,000, Calavo shall reduce its first Earn-Out payment by an amount equal to the difference between $700,000 and the closing date aggregate working capital of HS and HP. In the event that WC is greater than $700,000, Calavo shall increase its first Earn-Out payment by an amount equal to the difference between $700,000 and the closing date aggregate working capital of HS and HP.
     Pursuant to the Acquisition Agreement, the transaction closed on May 30, 2008.
     Concurrently with the execution of the Acquisition Agreement, Calavo and the Cole Trust have entered into an Agreement and Escrow Instructions for Purchase and Sale of Real Property (the “Real Estate Contract”), dated the same date as the acquisition agreement, pursuant to which Calavo will purchase from the Cole Trust approximately 727 acres of agricultural land located in Pahoa, Hawaii for a purchase price of $1,500,000, which Calavo delivered on May 19, 2008. The Real Estate Contract also closed on May 30, 2008.

Net Sales
     The following table summarizes our net sales by business segment for each of the three and six month periods ended April 30, 2008 and 2007:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2008	Change	2007	2008	Change	2007
Net sales to third-parties:
Fresh products	$88,323	47.3%	$59,959	$150,083	38.9%	$108,080
Processed products	10,454	13.8%	9,188	20,935	14.3%	18,311

Total net sales	$98,777	42.9%	$69,147	$171,018	35.3%	$126,391

As a percentage of net sales:
Fresh products	89.4%		86.7%	87.8%		85.5%
Processed products	10.6%		13.3%	12.2%		14.5%

	100.0%		100.0%	100.0%		100.0%

     Net sales for the second quarter of fiscal 2008, compared to fiscal 2007, increased by $29.6 million, or 42.9%; whereas net sales for the six months ended April 30, 2008, compared to fiscal 2007, increased by $44.6 million, or 35.3%. The increase in fresh product sales during the second quarter of fiscal 2008 was primarily related to increased sales in California and Mexican sourced avocados, as well as increased sales from tomatoes and pineapples. The increase in fresh product sales during the six months ended April 30, 2008 was primarily driven by increased sales related to California and Mexican sourced avocados, increased tomato and pineapple sales, partially offset by decreased sales related to avocados sourced from Chile. While the procurement of fresh avocados related to our fresh products segment is seasonal, our processed products business is generally not subject to a seasonal effect. For the related three and six-month periods, the increase in net sales delivered by our processed products business was due primarily to an increase in total pounds of product sold, as well as an increase in the net sales price.
     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.
Fresh products
     Net sales delivered by the fresh products business increased by approximately $28.4 million, or 47.3%, for the second quarter of fiscal 2008, when compared to the same period for fiscal 2007. This increase was primarily related to an increase in sales of California and Mexican grown avocados, as well as increased tomato and pineapple sales, in the U.S. marketplace.
     California sourced avocado sales reflect a 52.4% increase in pounds of avocados sold, when compared to the same prior year period. This increase in pounds is primarily related to: (1) the timing of the delivery to the U.S. marketplace and (2) the expected increase in the overall harvest of the California avocado crop for the 2007/2008 season. Paradoxically, our market share of California avocados decreased to 25.9% in the second quarter of fiscal 2008, when compared to a 30.5% market share for the same prior year period. We believe this decrease is primarily related to a shift in the current year volume to growing areas where we do not command as significant a market share. The average selling price, on a per carton basis, of California avocados sold increased approximately 15.9% when compared to the same prior year period. We attribute some of this increase to increased demand for avocados in the U.S. marketplace.
     Additionally, while the volume of Mexican fruit sold decreased by approximately 3.9 million pounds, or 10.6%, the average selling price, on a per carton basis, of Mexican avocados sold increased approximately 34.1% when compared to the same prior year period. As discussed above, we attribute some of this increase to increased demand for avocados in the U.S. marketplace. The decrease in pounds is primarily related to the expected, and, ultimately realized, smaller avocado crop in Mexico.
     The volume of tomatoes and pineapples increased by approximately 0.3 million and 0.5 million cartons, or 36.8% and 99.9%, for our second fiscal quarter of 2008 when compared to the same prior year period. These increases were primarily related to improvements to the infrastructure/growing areas in fiscal 2008 (for the tomatoes) and the new consignment and marketing agreement with Maui Pineapple Company, LTD (for the pineapples). Additionally, the average selling price, on a per carton basis, of tomatoes increased approximately 42.9% when compared to the same prior year period. We attribute some of this increase to increased demand for tomatoes in the U.S. marketplace.
     Net sales delivered by the business increased by approximately $42.0 million, or 38.9%, for the six months ended April 30, 2008, when compared to the same period for fiscal 2007. This increase was primarily related to an increase in sales of Mexican and California grown avocados, as well as increased tomato and pineapple sales, in the U.S. marketplace.
     The average selling price, on a per carton basis, of Mexican avocados sold increased approximately 39.2% when compared to the same six-month prior period. As discussed above, we attribute some of this increase to increased demand for avocados in the U.S. marketplace. Additionally, the volume of Mexican fruit sold increased by approximately 2.2 million pounds, or 3.4%, when compared to the same six-month prior period. This increase was primarily in the U.S. marketplace and was substantially related to the aforementioned increase in avocado demand in the United States.
     California avocados sales reflect a 14.7% decrease in pounds of avocados sold, when compared to the same six-month prior period. The decrease in pounds is primarily related to timing of the delivery to the U.S. marketplace, partially offset by the expected increase in the overall harvest of the California avocado crop for the 2008/2007 season. Our market share of California avocados decreased to 26.1% for the six month period ending April 30, 2008, when compared to a 35.1% market share for the same prior year period. As discussed above, we believe this decrease is primarily related to a shift in the current year volume to growing areas where we do not command as significant a market share. The average selling price, on a per carton basis, of California avocados sold, however, increased approximately 29.5% when compared to the same prior year period. We attribute some of this increase to the aforementioned increase in avocado demand in the United States.
     The volume of tomatoes and pineapples increased by approximately 0.5 million and 0.8 million cartons, or 44.4% and 99.8%, when compared to the same six-month prior period. These increases were primarily related to improvements to the infrastructure/growing areas in fiscal 2008 (for the tomatoes) and the consignment and marketing agreement with Maui Pineapple Company, LTD (for the pineapples). Additionally, the average selling price, on a per carton basis, of tomatoes increased approximately 44.0% when compared to the same prior year period. We attribute some of this increase to increased demand for tomatoes in the U.S. marketplace.
     We anticipate that net sales related to California sourced avocados, as well as pineapples, to experience a seasonal increase during our third fiscal quarter of 2007, as compared to the second fiscal quarter of 2007. Based on the expected larger California avocado crop for fiscal 2008, we expect sales from California sourced avocados to exceed sales from California sourced avocados generated in the prior year.
     We anticipate that net sales related to non-California sourced avocados, as well as tomatoes, to experience a seasonal decrease in the third fiscal quarter of 2007, as compared to the second fiscal quarter of 2007.

Processed products
     For the quarter ended April 30, 2008, when compared to the same period for fiscal 2007, net sales increased by approximately $1.3 million, or 13.8%. This increase is primarily related to a 3.3% increase in total pounds sold, as well as a 10.6% increase in the average net selling price per pound for our first quarter of 2008 when compared to the same prior year period. The increase in pounds sold primarily relates to an increase in the sale of both our frozen and high-pressure guacamole products, which increased approximately 3.3% and 7.7%, when compared to the same prior year period. The increase in the average net selling price was primarily related to a change in the sales mix, whereby we decreased the volume of certain lower net selling price items and/or increased the volume of higher net selling price items.
     For the first six-months ended April 30, 2008, when compared to the same period for fiscal 2007, net sales increased by approximately $2.6 million, or 14.3%. This increase is primarily related to a 10.3% increase in total pounds sold, as well as a 3.3% increase in the average net selling price per pound for our first six-months of 2008 when compared to the same prior year period. The increase in pounds sold primarily relates to an increase in the sale of both our frozen and high-pressure guacamole products, which increased approximately 16.5% and 7.8%, when compared to the same prior year period. The increase in the average net selling price was primarily related to a change in the sales mix, whereby we decreased the volume of certain lower net selling price items and/or increased the volume of higher net selling price items.
Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and six month periods ended April 30, 2008 and 2007:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2008	Change	2007	2008	Change	2007
Gross margins:
Fresh products	$4,644	(25.3%)	$6,214	$8,075	(18.8%)	$9,940
Processed products	2,650	(9.9%)	2,940	5,248	(14.4%)	6,133

Total gross margins	$7,294	(20.3%)	$9,154	$13,323	(17.1%)	$16,073

Gross profit percentages:
Fresh products	5.3%		10.4%	5.4%		9.2%
Processed products	25.3%		32.0%	25.1%		33.5%
Consolidated	7.4%		13.2%	7.8%		12.7%
     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins decreased by approximately $1.9 million, or 20.3%, and $2.8 million, or 17.1%, for the second quarter and first six months of fiscal 2008, when compared to the same periods for fiscal 2007. These decreases were primarily attributable to gross margin deterioration in both our fresh products and processed products segments.
     For the second quarter and first six months of fiscal 2008, as compared to the same prior year periods, gross margins related to our fresh products segment decreased. Such decreases were primarily driven by a significant increase in Mexican fruit costs. For the second quarter and first six months of fiscal 2008, we experienced an 86.6% and 87.9% increase in the average fruit cost for Mexican sourced avocados. Such higher fruit costs were partially offset, however, by corresponding increases in the average sales prices of Mexican avocados. For the second quarter and first six months of fiscal 2008, we experienced a 34.1% and 39.2% increase in the average sales price of Mexican sourced avocados. The significant increase in tomato volume, as well as the increase in the average net sales price for tomatoes, also positively impacted gross margins. Tomato sales volume increased 36.8% and 44.4% for the three and six month periods ending April 30, 2008 when compared to the same prior period. Additionally, the average net sales price for tomatoes increased 42.9% and 44.0% for the three and six month periods ending April 30, 2008 when compared to the same prior period.
     The processed products gross profit percentages for the first three and six months of fiscal 2008, when compared to the same prior year period, decreased primarily as a result of higher fruit costs. Such was partially offset, however, but an increase in total pounds sold, as well as a shift in the sales mix to more profitable products. We anticipate that the gross profit percentage for our processed product segment will continue to experience significant fluctuations during the next fiscal quarter primarily due to the uncertainty of the cost of fruit that will be used in the production process.
Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2008	Change	2007	2008	Change	2007
Selling, general and administrative	$4,701	(1.5%)	$4,775	$9,451	1.0%	$9,357
Percentage of net sales	4.8%		6.9%	5.5%		7.4%
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.1 million, or 1.0%, for the six months ended April 30, 2008, when compared to the same period for fiscal 2007. This increase was primarily related to higher corporate costs, including, but not limited to, employee compensation costs (totaling approximately $0.4 million), and an increase in broker commissions (totaling approximately $0.1 million). Such increases were partially offset, however, by lower provision for losses on accounts receivable (totaling approximately $0.2 million).
Other Income, net

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2008	Change	2007	2008	Change	2007
Other income, net	$398	63.1%	$244	$659	69.8%	$388
Percentage of net sales	0.4%		0.4%	0.4%		0.3%
     Other income, net, includes interest income and expense generated in connection with our financing and operating activities, as well as certain other transactions that are outside of the course of normal operations. For the three and six-months months ended April 30, 2008, other income, net, includes dividend income of $0.1 million from Limoneira Company. For the six months ended April 30, 2008, other income, net, includes $0.1 million of income from Maui Fresh, LLC.
Provision for Income Taxes

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2008	Change	2007	2008	Change	2007
Provision for income taxes	$1,033	(37.6%)	$1,655	$1,493	(40.4%)	$2,505
Percentage of income before provision for income taxes	39.1%		39.0%	38.9%		39.0%
For the first six months of fiscal 2008, our provision for income taxes was $1.5 million, as compared to $2.5 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 39.0% during fiscal 2008.

Liquidity and Capital Resources
     Cash provided by operating activities was $1.3 million for the six months ended April 30, 2008, compared to $0.3 million for the similar period in fiscal 2007. Operating cash flows for the six months ended April 30, 2008 reflect our net income of $2.3 million, net non-cash items (depreciation and amortization, stock compensation expense, and income from Maui Fresh, LLC) of $1.0 million and a net decrease in the noncash components of our working capital of approximately $2.0 million.
     These working capital decreases include an increase in accounts receivable of $10.6 million, an increase in advances to suppliers of $8.9 million, an increase in inventory of $6.6 million, and an increase in prepaid expenses and other current assets of $1.0 million. These decreases were partially offset by an increase in trade accounts payable and accrued expenses of $16.4 million, an increase in payable to growers of $7.2 million and a decrease in income tax receivable of $1.4 million.
     The increase in our accounts receivable balance, as of April 30, 2008, when compared to October 31, 2007, primarily reflects higher sales recorded in the month of April 2008, as compared to October 2007. The increase in advances to suppliers is primarily related to outstanding advances to foreign tomato suppliers as of April 30, 2008, as compared to October 31, 2007. The increase in inventory is primarily related to an increase in California fruit delivered in the month of April 2008, as compared to October 2007, and an increase in purchased foreign fruit. The increase in trade accounts payable and accrued expenses primarily reflects an increase in payables to foreign tomato suppliers as of April 2008, as compared to October 2007. The decrease in income tax receivable primarily relates to income from operations through the six months ended April 30, 2008.
     Cash used in investing activities was $1.4 million for the six months ended April 30, 2008 and related principally to the purchase of property, plant and equipment items.
     Cash provided by financing activities was $1.8 million for the six months ended April 30, 2008, which related principally to $6.6 million of borrowings from our lines of credit, as well as $0.3 million from the exercise of stock options. Such proceeds were partially offset, however, by the payment of a $5.0 million dividend.
     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of April 30, 2008 and October 31, 2007 totaled $2.7 million and $1.0 million. Our working capital at April 30, 2008 was $18.7 million, compared to $16.3 million at October 31, 2007. Overall, our working capital remained fairly consistent from October 31, 2007.
     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. In May 2008 and October 2007, we renewed and/or extended our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. These two credit facilities expire in February 2012 and July 2009. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $30 million ($40 million effective May 2008), with a weighted-average interest rate of 3.8% and 5.8% at April 30, 2008 and October 31, 2007. Under these credit facilities, we had $17.5 million and $10.6 million outstanding as of April 30, 2008 and October 31, 2007, of which $4.0 million was classified as a long-term liability as of April 30, 2008 and October 31, 2007. These credit facilities contain various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at April 30, 2008. We had commitments for capital expenditures totaling approximately $0.2 million as of April 30, 2008.

Impact of Recently Issued Accounting Pronouncements
     See footnote 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of April 30, 2008.

	Expected maturity date April 30,
(All amounts in thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$2,658	$—	$—	$—	$—	$—	$2,658	$2,658
Accounts receivable (1)	36,593	—	—	—	—	—	36,593	36,593

Liabilities
Payable to growers (1)	$9,603	$—	$—	$—	$—	$—	$9,603	$9,603
Accounts payable (1)	2,837	—	—	—	—	—	2,837	2,837
Current borrowings pursuant to credit facilities (1)	13,250	—	—	—	—	—	13,250	13,250
Long-term borrowings pursuant to credit facilities (2)	—	1,000	1,000	1,000	1,000	—	4,000	4,422
Fixed-rate long-term obligations (3)	1,362	1,365	1,368	1,371	1,374	4,684	11,524	11,997

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Long-term borrowings pursuant to our credit facility bears interest at 6.4%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 3.2%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value by approximately $136,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 4.3% to 5.7% with a weighted-average interest rate of 5.6%. We believe that loans with a similar risk profile would currently yield a return of 4.4%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $451,000.
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
          There were no substantial changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results from operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On April 23, 2008, we held the annual meeting of shareholders of Calavo Growers, Inc. at 15765 W. Telegraph Road, Santa Paula, California, 93060. At the meeting, the holders of our outstanding common stock acted on the following matters:
     (1) The shareholders voted on a cumulative basis for 13 directors, each to serve for a term of one year. Each nominee received the following votes:

	Votes	Votes
Name of Nominee	For	Withheld
Lecil E. Cole	28,327,000	64,357
George H. Barnes	7,677,938	165,645
Michael D. Hause	7,680,339	163,244
Donald M. Sanders	8,020,889	197,367
Fred J. Ferrazzano	7,657,378	186,205
Alva V. Snider	7,651,596	189,304
Scott Van Der Kar	7,921,870	199,614
J. Link Leavens	13,682,141	377,275
Dorcas H. McFarlane	9,122,472	197,547
John M. Hunt	9,295,827	360,775
Egidio Carbone, Jr.	7,755,371	163,924
Harold Edwards	7,468,554	375,029
Alan Van Wagner	7,679,839	163,744
     (2) The shareholders voted for the ratification of the appointment of Ernst & Young LLP as our independent accountants for fiscal 2008. Votes cast were as follows:

For	10,186,849
Against	19,073
Abstain	5,251

ITEM 6. EXHIBITS
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)
Date: June 6, 2008	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: June 6, 2008	By	/s/ Arthur J. Bruno
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