Form 10-Q
period 2008-07-31
CALAVO GROWERS INC
filed 2008-09-09
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant’s number of shares of common stock outstanding as of July 31, 2008 was 14,405,833

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

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	July 31,	October 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$313	$967
Accounts receivable, net of allowances of $2,432 (2008) and $2,271 (2007)	34,079	25,992
Inventories, net	16,938	8,359
Prepaid expenses and other current assets	4,567	4,911
Advances to suppliers	1,891	2,292
Income tax receivable	—	1,539
Deferred income taxes	2,525	2,525

Total current assets	60,313	46,585
Property, plant, and equipment, net	33,075	20,888
Investment in Limoneira	44,079	48,962
Investment in Maui Fresh, LLC	613	403
Goodwill	3,591	3,591
Other assets	7,996	7,589

	$149,667	$128,018

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$14,872	$2,414
Trade accounts payable	3,176	2,643
Accrued expenses	18,442	12,227
Income tax payable	376	—
Short-term borrowings	5,830	6,630
Dividend payable	—	5,030
Current portion of long-term obligations	1,362	1,307

Total current liabilities	44,058	30,251
Long-term liabilities:
Long-term obligations, less current portion	21,672	13,106
Deferred income taxes	8,773	10,658

Total long-term liabilities	30,445	23,764
Commitments and contingencies Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,406 (2008) and 14,371 (2007) issued and outstanding	14	14
Additional paid-in capital	38,496	38,068
Accumulated other comprehensive income	12,666	15,664
Retained earnings	23,988	20,257

Total shareholders’ equity	75,164	74,003

	$149,667	$128,018

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2008	2007	2008	2007

Net sales	$96,903	$91,307	$267,921	$217,700
Cost of sales	89,211	82,680	246,906	192,998

Gross margin	7,692	8,627	21,015	24,702
Selling, general and administrative	5,301	4,803	14,752	14,162

Operating income	2,391	3,824	6,263	10,540
Interest expense	(366)	(315)	(1,060)	(996)
Other income, net	248	68	907	456

Income before provision for income taxes	2,273	3,577	6,110	10,000
Provision for income taxes	884	1,355	2,377	3,860

Net income	$1,389	$2,222	$3,733	$6,140

Net income per share:
Basic	$0.10	$0.16	$0.26	$0.43

Diluted	$0.10	$0.15	$0.26	$0.43

Number of shares used in per share computation:
Basic	14,405	14,300	14,394	14,295

Diluted	14,467	14,452	14,494	14,399

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended		Nine months ended
	July 31,		July 31,
	2008	2007	2008	2007

Net income	$1,389	$2,222	$3,733	$6,140

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	864	(3,457)	(4,883)	19,706
Income tax (expense) benefit related to items of other comprehensive income (loss)	(334)	1,331	1,885	(7,466)

Other comprehensive income (loss), net of tax	530	(2,126)	(2,998)	12,240

Comprehensive income	$1,919	$96	$735	$18,380

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended July 31,
	2008	2007

Cash Flows from Operating Activities:
Net income	$3,733	$6,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,795	1,812
Provision for losses on accounts receivable	59	332
Income from Maui Fresh LLC	(210)	(109)
Stock based compensation	14	14
Loss on disposal of fixed assets	70	—
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(7,801)	(9,430)
Inventories, net	(7,636)	(2,745)
Prepaid expenses and other current assets	509	(1,249)
Advances to suppliers	401	(369)
Income taxes receivable	1,657	1,689
Other assets	193	89
Payable to growers	12,458	6,384
Trade accounts payable and accrued expenses	2,034	(2,236)
Income taxes payable	376	—

Net cash provided by operating activities	7,652	322
Cash Flows from Investing Activities:
Loan to Agricola Belher	(750)	(3,700)
Agricola Belher collections	1,000	—
Acquisitions of and deposits on property, plant, and equipment	(1,670)	(2,576)
Acquisition of Hawaiian Sweet and Hawaiian Pride, net of cash acquired	(5,030)	—

Net cash used in investing activities	(6,450)	(6,276)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(5,032)	(4,573)
Proceeds from borrowings, net	4,200	9,226
Exercise of stock options	296	64
Collection on notes receivable from shareholders	—	2,430
Payments on long-term obligations	(1,320)	—

Net cash provided by (used in) financing activities	(1,856)	7,147

Net increase (decrease) in cash and cash equivalents	(654)	1,193
Cash and cash equivalents, beginning of period	967	50

Cash and cash equivalents, end of period	$313	$1,243

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$118	$3

Capital lease obligation	$1,125	$—

Unrealized holding gains (losses)	$(4,883)	$19,707

     In May 2008, we acquired all of the outstanding shares of Hawaiian Sweet, Inc. and all ownership interests of Hawaiian Pride, LLC for approximately $5.0 million, as well as approximately $7.7 million in deferred and contingent consideration, plus acquisition costs of approximately $0.2 million. See Note 8 for further explanation. The following table summarizes the estimated fair values of the non-cash assets acquired and liabilities assumed at the date of acquisition.

(in thousands)	2008
Current assets	$1,303
Fixed assets	10,947
Intangible assets	1,310

Total non-cash assets acquired	13,560
Current liabilities assumed	809
Deferred and contingent consideration	7,721

Net non-cash assets acquired	$5,030

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

     The following table sets forth sales by product category, by segment (in thousands):

	Nine months ended July 31, 2008			Nine months ended July 31, 2007
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
California avocados	$71,626	$—	$71,626	$62,530	$—	$62,530
Imported avocados	102,641	—	102,641	89,111	—	89,111
Tomatoes	19,322	—	19,322	8,873	—	8,873
Pineapples	11,744	—	11,744	19	—	19
Papayas	5,456	—	5,456	3,726	—	3,726
Diversified products	1,544	—	1,544	3,546	—	3,546
Processed — food service	—	28,733	28,733	—	27,913	27,913
Processed — retail and club	—	9,979	9,979	—	7,945	7,945

Total fruit and product sales to third-parties	212,333	38,712	251,045	167,805	35,858	203,663
Freight and other charges	22,629	1,117	23,746	19,761	497	20,258

Total third-party sales	234,962	39,829	274,791	187,566	36,355	223,921
Less sales incentives	(51)	(6,819)	(6,870)	(19)	(6,202)	(6,221)

Total net sales to third-parties	234,911	33,010	267,921	187,547	30,153	217,700
Intercompany sales	10,168	7,333	17,501	9,795	5,788	15,583

Net sales before eliminations	$245,079	$40,343	285,422	$197,342	$35,941	233,283

Intercompany sales eliminations			(17,501)			(15,583)

Consolidated net sales			$267,921			$217,700

	Three months ended July 31, 2008			Three months ended July 31, 2007
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
California avocados	$47,485	$—	$47,485	$40,665	$—	$40,665
Imported avocados	20,762	—	20,762	28,290	—	28,290
Tomatoes	2,317	—	2,317	651	—	651
Pineapples	3,890	—	3,890	—	—	—
Papayas	1,661	—	1,661	1,266	—	1,266
Diversified products	853	—	853	1,084	—	1,084
Processed — food service	—	10,014	10,014	—	10,894	10,894
Processed — retail and club	—	4,111	4,111	—	2,834	2,834

Total fruit and product sales to third-parties	76,968	14,125	91,093	71,956	13,728	85,684
Freight and other charges	7,893	540	8,433	7,513	189	7,702

Total third-party sales	84,861	14,665	99,526	79,469	13,917	93,386
Less sales incentives	(33)	(2,590)	(2,623)	(2)	(2,077)	(2,079)

Total net sales to third-parties	84,828	12,075	96,903	79,467	11,840	91,307
Intercompany sales	2,064	2,527	4,591	3,178	2,181	5,359

Net sales before eliminations	$86,892	$14,602	101,494	$82,645	$14,021	69,666

Intercompany sales eliminations			(4,591)			(5,359)

Consolidated net sales			$96,903			$91,307

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
	(All amounts are presented in thousands)
Nine months ended July 31, 2008
Net sales	$245,079	$40,343	$(17,501)	$267,921
Cost of sales	230,846	33,561	(17,501)	246,906

Gross margin	$14,233	$6,782	—	$21,015

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
Nine months ended July 31, 2007
Net sales	$197,342	$35,941	$(15,583)	$217,700
Cost of sales	180,899	27,682	(15,583)	192,998

Gross margin	$16,443	$8,259	—	$24,702

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
Three months ended July 31, 2008
Net sales	$86,892	$14,602	$(4,591)	$96,903
Cost of sales	80,734	13,068	(4,591)	89,211

Gross margin	$6,158	$1,534	—	$7,692

	Fresh	Processed	Inter-segment
	Products	products	eliminations	Total
Three months ended July 31, 2007
Net sales	$82,645	$14,021	$(5,359)	$91,307
Cost of sales	76,142	11,897	(5,359)	82,680

Gross margin	$6,503	$2,124	—	$8,627

3. Inventories
     Inventories consist of the following (in thousands):

	July 31,	October 31,
	2008	2007

Fresh fruit	$8,313	$3,884
Packing supplies and ingredients	3,359	2,389
Finished processed foods	5,266	2,086

	$16,938	$8,359

     During the three and nine month periods ended July 31, 2008 and 2007, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.
4. Related party transactions
     We sell papayas obtained from an entity previously owned by our Chairman of the Board of Directors, Chief Executive Officer and President. Sales of papayas procured from the related entity amounted to approximately $4,383,000, and $3,726,000 for the nine months ended July 31, 2008 and 2007, resulting in gross margins of approximately $323,000 and $354,000. Sales of papayas procured from the related entity amounted to approximately $588,000, and $1,226,000 for the three months ended July 31, 2008 and 2007, resulting in gross margins of approximately $42,000 and $136,000. Included in accrued liabilities is approximately $438,000 at October 31, 2007 due to this entity. On May 30, 2008, we acquired all of the outstanding shares of this entity. See Note 8 for further discussion.

     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended July 31, 2008 and 2007, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $6.0 million and $4.1 million. During the nine months ended July 31, 2008 and 2007, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $2.5 million and $6.5 million. Amounts payable to these board members were $2.4 million and $0.2 million as of July 31, 2008 and October 31, 2007.
     During the three months ended July 31, 2008 and 2007, we received $0.1 million as dividend income from Limoneira. During the nine months ended July 31, 2008 and 2007, we received $0.2 million as dividend income from Limoneira.
5. Other assets
     At July 31, 2008, other assets in the accompanying consolidated condensed financial statements included the following intangible assets: customer-related, trade name and non-competition agreements of $1.9 million (accumulated amortization of $0.6 million) and brand name intangibles of $0.3 million. The customer-related, trade name and non-competition agreements are being amortized over periods up to ten years. The intangible asset related to the brand name currently has an indefinite life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $71,000 for the remainder of fiscal 2008, with $196,000, $166,000, 157,000, and $143,000 of amortization expense for fiscal years 2009 through 2012. The remainder of approximately $548,000 will be amortized over fiscal years 2013 through 2018. See Note 8.
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
     In May 2008, our Board of Directors approved the issuance of options to acquire a total of 58,000 shares of our common stock to three members of our Board of Directors. Each grant vests in equal increments over a five-year period and have an exercise price of $14.58 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $14.58. The estimated fair market value of such option grants was approximately $184,000. The total compensation cost not yet recognized as of July 31, 2008 was approximately $178,000, which will be recognized over the remaining service period of 58 months.

     We measure the fair value of our stock option awards on the date of grant. The following assumptions were used in the estimated grant date fair value calculations for such stock options:

2008
Risk-free interest rate	2.95%
Expected volatility	28.24%
Dividend yield	2.4%
Expected life (years)	4.0
     A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of	Weighted-Average	Weighted-Average	Aggregate
	Shares	Exercise Price	Fair-Value	Intrinsic Value
Outstanding at October 31, 2007	333	$9.18
Granted	58	$14.58	$3.18
Exercised	(21)	$9.10

Outstanding at July 31, 2008	370	$10.03		$426

Exercisable at July 31, 2008	296	$9.12		$610

     At July 31, 2008, outstanding stock options had a weighted-average remaining contractual term of 3.0 years. At July 31, 2008, exercisable stock options had a weighted-average remaining contractual term of 2.1 years. The total cash received from employees/directors as a result of stock option exercises during the nine-month period ended July 31, 2008 totaled approximately $0.3 million. The total recognized stock-based compensation expense was insignificant for the nine months ended July 31, 2008.
     A summary of stock option activity, related to our Directors Stock Option Plan (which was terminated in fiscal 2007), is as follows (in thousands, except for per share amounts):

	Number of	Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2007	49	$7.00
Exercised	(12)	$7.00
Forfeited	(21)	$7.00

Outstanding at July 31, 2008	16	$7.00	$67

Exercisable at July 31, 2008	16	$7.00	$67

     At July 31, 2008, outstanding and exercisable stock options had a weighted-average remaining contractual term of 0.4 years. The total cash received from non-employee directors as a result of stock option exercises during the nine months ended July 31, 2008 totaled $0.1 million.
7. Other events
Dividend payment
     In January 2008, we paid a $0.35 per share dividend in the aggregate amount of $5.0 million to shareholders of record on December 15, 2007.

Capital Lease
     In April 2008, we entered into a capital lease for various fixed assets related to our Swedesboro, New Jersey facility. The gross amount recorded in property, plant and equipment totaled approximately $1.1 million as of July 31, 2008.
Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000 and December 31, 2004. We have received assessments totaling approximately $2.0 million and $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000 related to the tax year 2000 assessment, which we declined. Based primarily on discussions with legal counsel and the evaluation of our claim, we maintain our belief that the Hacienda’s position has no merit and that we will prevail. Accordingly, no amounts have been provided for in the financial statements as of July 31, 2008. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to Hacienda in regards to this assessment.
     IRS examination— We are currently under examination by the Internal Revenue Service for the year ended October 31, 2005. We do not believe that the settlement of such examination will have a material adverse impact on our financial statements.
     From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Term Revolving Credit Agreement
     In May 2008, we entered into a Term Revolving Credit Agreement (the “Agreement”) with Farm Credit West, PCA. Under the terms of the Agreement, we are advanced funds for the purchase and installation of capital items and other corporate needs of the Company. Total credit available under the Agreement, which expires in February 2012, is now $30 million, up from $20 million. The credit facility contains various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at July 31, 2008.
8. Business Acquisitions
     Calavo and Lecil E. Cole, Suzanne Cole-Savard, Guy Cole, Eric Weinert, and Lecil E. Cole and Mary Jeanette Cole, as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993 (the “Cole Trust”) (collectively, the “Sellers”), have entered into an Acquisition Agreement, dated May 19, 2008 (the “Acquisition Agreement”), which sets forth the terms and conditions pursuant to which Calavo purchased all of the outstanding shares of Hawaiian Sweet, Inc. (“HS”) and all ownership interests of Hawaiian Pride, LLC (“HP”). HS and HP engage in tropical-product packing and processing operations in Hawaii. The Acquisition Agreement provides, among other things, that as a result of the Acquisition Agreement, Calavo shall make an initial purchase price payment in the aggregate amount of $3,500,000 for both entities. Calavo made the initial payment on May 20, 2008. Calavo shall also make two additional annual payments, ranging from $2,500,000 to $4,500,000, based on certain operating results (the “Earn-Out Payment(s)”), as defined. Mr. Cole is President, Chief Executive Officer, and Chairman of the Board of Directors of Calavo. Pursuant to SFAS 141, Business Combinations, we recorded approximately $7.7 million as a liability related to deferred and contingent consideration to the Sellers, of which $3.9 million is recorded in accrued expenses and $3.8 million is recorded in long-term obligations, less current portion.
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
     Concurrently with the execution of the Acquisition Agreement, Calavo and the Cole Trust have entered into an Agreement and Escrow Instructions for Purchase and Sale of Real Property (the “Real Estate Contract”), dated the same date as the acquisition agreement, pursuant to which Calavo purchased from the Cole Trust approximately 727 acres of agricultural land located in Pahoa, Hawaii for a purchase price of $1,500,000, which Calavo delivered on May 19, 2008. The Real Estate Contract also closed on May 30, 2008.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). We obtained third-party valuations for the long-term assets acquired.
At May 30, 2008

Current assets	$1,498
Property, plant, and equipment	10,947
Intangible assets	1,310

Total assets acquired	13,755

Current liabilities	(809)

Net assets acquired	12,946
Deferred consideration	(4,709)

Contingent consideration	(3,012)

Net cash paid as of May 30, 2008	$5,225

     Of the $1,310,000 of intangible assets, $1,140,000 was assigned to customer contract/relationships with a weighted average life of 8 years, $100,000 to trade names with an average life of 8 years and $70,000 to non-competition agreements with an average life of 3 years.

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
Capital Lease
     In April 2008, we entered into a capital lease for various fixed assets related to our Swedesboro, New Jersey facility. The gross amount recorded in property, plant and equipment totaled approximately $1.1 million as of July 31, 2008.
Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000 and December 31, 2004. We have received assessments totaling approximately $2.0 million and $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000 related to the tax year 2000 assessment, which we declined. Based primarily on discussions with legal counsel and the evaluation of our claim, we maintain our belief that the Hacienda’s position has no merit and that we will prevail. Accordingly, no amounts have been provided for in the financial statements as of July 31, 2008. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to Hacienda in regards to this assessment.
     IRS examination— We are currently under examination by the Internal Revenue Service for the year ended October 31, 2005. We do not believe that the settlement of such examination will have a material adverse impact on our financial statements.
     From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Term Revolving Credit Agreement
     In May 2008, we entered into a Term Revolving Credit Agreement (the “Agreement”) with Farm Credit West, PCA. Under the terms of the Agreement, we are advanced funds for the purchase and installation of capital items and other corporate needs of the Company. Total credit available under the Agreement, which expires in February 2012, is now $30 million, up from $20 million. The credit facility contains various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at July 31, 2008.

Business Acquisitions
     Calavo and Lecil E. Cole, Suzanne Cole-Savard, Guy Cole, Eric Weinert, and Lecil E. Cole and Mary Jeanette Cole, as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993 (the “Cole Trust”) (collectively, the “Sellers”), have entered into an Acquisition Agreement, dated May 19, 2008 (the “Acquisition Agreement”), which sets forth the terms and conditions pursuant to which Calavo purchased all of the outstanding shares of Hawaiian Sweet, Inc. (“HS”) and all ownership interests of Hawaiian Pride, LLC (“HP”). HS and HP engage in tropical-product packing and processing operations in Hawaii. The Acquisition Agreement provides, among other things, that as a result of the Acquisition Agreement, Calavo shall make an initial purchase price payment in the aggregate amount of $3,500,000 for both entities. Calavo made the initial payment on May 20, 2008. Calavo shall also make two additional annual payments, ranging from $2,500,000 to $4,500,000, based on certain operating results (the “Earn-Out Payment(s)”), as defined. Mr. Cole is President, Chief Executive Officer, and Chairman of the Board of Directors of Calavo. Pursuant to SFAS 141, Business Combinations, we recorded approximately $7.7 million as a liability related to deferred and contingent consideration to the Sellers, of which $3.9 million is recorded in accrued expenses and $3.8 million is recorded in long-term obligations, less current portion.
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
     Concurrently with the execution of the Acquisition Agreement, Calavo and the Cole Trust have entered into an Agreement and Escrow Instructions for Purchase and Sale of Real Property (the “Real Estate Contract”), dated the same date as the acquisition agreement, pursuant to which Calavo purchased from the Cole Trust approximately 727 acres of agricultural land located in Pahoa, Hawaii for a purchase price of $1,500,000, which Calavo delivered on May 19, 2008. The Real Estate Contract also closed on May 30, 2008.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). We obtained third-party valuations for the long-term assets acquired.
At May 30, 2008

Current assets	$1,498
Property, plant, and equipment	10,947
Intangible assets	1,310

Total assets acquired	13,755

Current liabilities	(809)

Net assets acquired	12,946
Deferred consideration	(4,709)

Contingent consideration	(3,012)

Net cash paid as of May 30, 2008	$5,225

     Of the $1,310,000 of intangible assets, $1,140,000 was assigned to customer contract/relationships with a weighted average life of 8 years, $100,000 to trade names with an average life of 8 years and $70,000 to non-competition agreements with an average life of 3 years.

Net Sales
     The following table summarizes our net sales by business segment for each of the three and nine month periods ended July 31, 2008 and 2007:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2008	Change	2007	2008	Change	2007

Net sales to third-parties:
Fresh products	$84,828	6.7%	$79,467	$234,911	25.3%	$187,547
Processed products	12,075	2.0%	11,840	33,010	9.5%	30,153

Total net sales	$96,903	6.1%	$91,307	$267,921	23.1%	$217,700

As a percentage of net sales:
Fresh products	87.5%		87.0%	87.7%		86.1%
Processed products	12.5%		13.0%	12.3%		13.9%

	100.0%		100.0%	100.0%		100.0%

     Net sales for the third quarter of fiscal 2008, compared to fiscal 2007, increased by $5.6 million, or 6.1%; whereas net sales for the nine months ended July 31, 2008, compared to fiscal 2007, increased by $50.2 million, or 23.1%. The increase in fresh product sales during the third quarter of fiscal 2008 was primarily related to increased sales in California sourced avocados, as well as increased sales from tomatoes and pineapples, partially offset by decreased sales in Mexican sourced avocados. The increase in fresh product sales during the nine months ended July 31, 2008 was primarily driven by increased sales related to California and Mexican sourced avocados, as well as increased tomato and pineapple sales. While the procurement of fresh avocados related to our fresh products segment is seasonal, our processed products business is generally not subject to a seasonal effect. For the related three and nine-month periods, the increase in net sales delivered by our processed products business was due primarily to an increase in total pounds of product sold and/or an increase in the net sales price.
     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.
Fresh products
     Net sales delivered by the fresh products business increased by approximately $5.4 million, or 6.7%, for the third quarter of fiscal 2008, when compared to the same period for fiscal 2007. This increase was primarily related to increased sales in California sourced avocados, as well as increased sales from tomatoes and pineapples, partially offset by decreased sales in Mexican sourced avocados.
     California sourced avocado sales reflect a 7.5% increase in pounds of avocados sold, when compared to the same prior year period. This increase in pounds is primarily related to: (1) the timing of the delivery to the U.S. marketplace and (2) the expected increase in the overall harvest of the California avocado crop for the 2007/2008 season. Paradoxically, our market share of California avocados decreased to 27.3% in the third quarter of fiscal 2008, when compared to a 29.5% market share for the same prior year period. We believe this decrease is primarily related to a shift in the current year volume to growing areas where we do not command as significant a market share. The average selling price, on a per carton basis, of California avocados sold increased approximately 9.1% when compared to the same prior year period. We attribute some of this increase to the lower overall volume of avocados in the marketplace.
     The volume of tomatoes and pineapples increased by approximately 0.2 million and 0.4 million cartons, or 174.4% and 100.0%, for our third fiscal quarter of 2008 when compared to the same prior year period. These increases were primarily related to improvements to the infrastructure/growing areas in fiscal 2008 (for the tomatoes) and the new consignment and marketing agreement with Maui Pineapple Company, LTD (for the pineapples). Additionally, the average selling price, on a per carton basis, of tomatoes increased approximately 27.1% when compared to the same prior year period. We attribute some of this increase to increased demand for tomatoes in the U.S. marketplace.
     Partially offsetting such increases, however, was a decrease in sales related to Mexican sourced avocados. For the 3rd fiscal quarter of 2008, as compared to the same prior period, the volume of Mexican fruit sold decreased by approximately 9.3 million pounds, or 36.7%. However, average selling prices, on a per carton basis, of Mexican avocados sold increased approximately 13.7%, when compared to the same prior year period. As discussed above, we attribute some of this increase in selling price to the lower overall volume of avocados in the marketplace. The decrease in pounds is primarily related to the expected, and, ultimately realized, smaller avocado crop in Mexico.
     Net sales delivered by the business increased by approximately $50.2 million, or 23.1%, for the nine months ended July 31, 2008, when compared to the same period for fiscal 2007. This increase was primarily driven by increased sales related to California and Mexican sourced avocados, increased tomato and pineapple sales, partially offset by decreased sales related to avocados sourced from Chile.
     The average selling price, on a per carton basis, of Mexican avocados sold increased approximately 28.5% when compared to the same nine-month prior period. As discussed above, we attribute some of this increase to increased demand for avocados in the U.S. marketplace. Partially offsetting such increase, however, was a decrease in the volume of Mexican fruit sold, which decreased by approximately 6.7 million pounds, or 7.3%, when compared to the same nine-month prior period. The decrease in pounds was primarily related to the expected, and, ultimately realized, smaller avocado crop in Mexico.
     California avocados sales reflect a 2.6% decrease in pounds of avocados sold, when compared to the same nine-month prior period. The decrease in pounds is primarily related to timing of the delivery to the U.S. marketplace, partially offset by the expected increase in the overall harvest of the California avocado crop for the 2008/2007 season. Our market share of California avocados decreased to 26.9% for the nine month period ending July 31, 2008, when compared to a 31.6% market share for the same prior year period. As discussed above, we believe this decrease is primarily related to a shift in the current year volume to growing areas where we do not command as significant a market share. The average selling price, on a per carton basis, of California avocados sold, however, increased approximately 17.9% when compared to the same prior year period. We attribute some of this increase to the lower overall volume of avocados in the marketplace.
     The volume of tomatoes and pineapples increased by approximately 0.7 million and 1.3 million cartons, or 57.5% and 99.9%, when compared to the same nine-month prior period. These increases were primarily related to improvements to the Agricola Belher infrastructure/growing areas in fiscal 2008 (for the tomatoes) and the consignment and marketing agreement with Maui Pineapple Company, LTD (for the pineapples). Additionally, the average selling price, on a per carton basis, of tomatoes increased approximately 38.7% when compared to the same prior year period. We attribute some of this increase to increased demand for tomatoes in the U.S. marketplace.
     We anticipate that net sales related to California sourced avocados, as well as tomatoes, to experience a seasonal decrease during our fourth fiscal quarter of 2008, as compared to the third fiscal quarter of 2008. We anticipate that net sales related to non-California sourced avocados to experience a seasonal increase in the fourth fiscal quarter of 2008, as compared to the third fiscal quarter of 2008.

Processed products
     For the quarter ended July 31, 2008, when compared to the same period for fiscal 2007, net sales increased by approximately $0.2 million, or 2.0%. This increase is primarily related to a 14.1% increase in the average net selling price per pound during our third quarter of 2008, when compared to the same prior year period. Such increase was partially offset, however, by a 10.3% decrease in total pounds sold. The decrease in pounds sold primarily relates to a decrease in the sale of our food-service guacamole products, partially offset by an increase in retail guacamole products. The increase in the average net selling price was primarily related to a change in the sales mix, whereby we decreased the volume of certain lower net selling price items and/or increased the volume of higher net selling price items.
     For the first nine-months ended July 31, 2008, when compared to the same period for fiscal 2007, net sales increased by approximately $2.9 million, or 9.5%. This increase is primarily related to a 2.3% increase in total pounds sold, as well as a 7.1% increase in the average net selling price per pound for our first nine-months of 2008 when compared to the same prior year period. The increase in pounds sold primarily relates to an increase in the sale of our retail guacamole products, partially offset by a decrease in the sale of our foodservice guacamole products. The increase in the average net selling price was primarily related to a change in the sales mix, whereby we decreased the volume of certain lower net selling price items and/or increased the volume of higher net selling price items.
Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and nine month periods ended July 31, 2008 and 2007:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2008	Change	2007	2008	Change	2007

Gross margins:
Fresh products	$6,158	(5.3%)	$6,503	$14,233	(13.4%)	$16,443
Processed products	1,534	(27.8%)	2,124	6,782	(17.9%)	8,259

Total gross margins	$7,692	(10.8%)	$8,627	$21,015	(14.9%)	$24,702

Gross profit percentages:
Fresh products	7.3%		8.2%	6.1%		8.8%
Processed products	12.7%		17.9%	20.5%		27.4%
Consolidated	7.9%		9.4%	7.8%		11.3%
     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins decreased by approximately $0.9 million, or 10.8%, and $3.7 million, or 14.9%, for the third quarter and first nine months of fiscal 2008, when compared to the same periods for fiscal 2007. These decreases were primarily attributable to gross margin deterioration in both our fresh products and processed products segments.
     For the third quarter and first nine months of fiscal 2008, as compared to the same prior year periods, gross margins related to our fresh products segment decreased. Such decreases were primarily driven by a significant increase in Mexican fruit costs. For the third quarter and first nine months of fiscal 2008, we experienced a 27.0% and a 55.6% increase in the average fruit cost for Mexican sourced avocados. Such higher fruit costs were partially offset, however, by corresponding increases in the average sales prices of Mexican avocados. For the third quarter and first nine months of fiscal 2008, we experienced a 13.7% and 28.5% increase in the average sales price of Mexican sourced avocados. The significant increase in tomato volume, as well as the increase in the average net sales price for tomatoes, also positively impacted gross margins. Tomato sales volume increased 174.4% and 57.5% for the three and nine month periods ending July 31, 2008 when compared to the same prior period. Additionally, the average net sales price for tomatoes increased 27.1% and 38.7% for the three and nine month periods ending July 31, 2008 when compared to the same prior period.
     The processed products gross profit percentages for the first three and nine months of fiscal 2008, when compared to the same prior year period, decreased primarily as a result of higher Mexican fruit costs. Such was partially offset, however, by an increase in total pounds sold, and/or a shift in the sales mix to more profitable products. We anticipate that the gross profit percentage for our processed product segment will continue to experience significant fluctuations during the next fiscal quarter primarily due to the uncertainty of the cost of fruit that will be used in the production process.
Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2008	Change	2007	2008	Change	2007

Selling, general and administrative	$5,301	10.4%	$4,803	$14,752	4.2%	$14,162
Percentage of net sales	5.5%		5.3%	5.5%		6.5%
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.5 million, or 10.4%, for the three months ended July 31, 2008, when compared to the same period for fiscal 2007. This increase was primarily related to higher corporate costs, including, but not limited to, employee compensation costs (totaling approximately $0.2 million), advertising expense (totaling approximately $0.1 million), audit/SOX fees (totaling approximately $0.2 million) and broker commissions (totaling approximately $0.2 million). Such increases were partially offset, however, by lower bonus expense (totaling approximately $0.2 million).
     Selling, general and administrative expenses increased $0.6 million, or 4.2%, for the nine months ended July 31, 2008, when compared to the same period for fiscal 2007. This increase was primarily related to higher corporate costs, including, but not limited to, employee compensation costs (totaling approximately $0.6 million), broker commissions (totaling approximately $0.4 million) and maintenance and repair expenses (totaling approximately $0.2 million). Such increases were partially offset, however, by lower bonus expense (totaling approximately $0.6 million).
Other Income, net

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2008	Change	2007	2008	Change	2007

Other income, net	$248	264.7%	$68	$907	98.9%	$456
Percentage of net sales	0.3%		0.1%	0.3%		0.2%
     Other income, net, includes interest income and expense generated in connection with our financing and operating activities, as well as certain other transactions that are outside of the course of normal operations. For the three and nine-months months ended July 31, 2008, other income, net, includes dividend income of $0.1 million and $0.2 million from Limoneira Company. For the three and nine months ended July 31, 2008, other income, net, includes $0.1 million and $0.2 million of income from Maui Fresh, LLC.

Provision for Income Taxes

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2008	Change	2007	2008	Change	2007

Provision for income taxes	$884	(34.8%)	$1,355	$2,377	(38.4%)	$3,860
Percentage of income before provision for income taxes	38.9%		37.9%	38.9%		38.6%
For the first nine months of fiscal 2008, our provision for income taxes was $2.4 million, as compared to $3.9 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 38.9% during fiscal 2008.
Liquidity and Capital Resources
     Cash provided by operating activities was $7.7 million for the nine months ended July 31, 2008, compared to $0.3 million for the similar period in fiscal 2007. Operating cash flows for the nine months ended July 31, 2008 reflect our net income of $3.7 million, net non-cash items (depreciation and amortization, stock compensation expense, and income from Maui Fresh, LLC) of $1.8 million and a net increase in the noncash components of our working capital of approximately $2.2 million.
     These working capital increases include an increase in payable to growers of $12.5 million, an increase in trade accounts payable and accrued expenses of $2.0 million, a decrease in income tax receivable of $1.7 million, a decrease in prepaid expenses and other current assets of $0.5 million, a decrease in advances to suppliers of $0.5 million, and an increase in income tax payable of $0.4 million. These increases were partially offset by an increase in accounts receivable of $7.8 million and an increase in inventory of $7.6 million.
     The increase in payable to growers is primarily related to an increase in California fruit delivered in the month of July 2008, as compared to October 2007. The increase in trade accounts payable and accrued expenses primarily reflects the current payable related to our acquisition of Hawaiian Sweet and Hawaiian Pride, as well as an increase in payables to foreign tomato and pineapple suppliers as of July 2008, as compared to October 2007. The decrease in income tax receivable primarily relates to income from operations through the nine months ended July 31, 2008. The increase in our accounts receivable balance, as of July 31, 2008, when compared to October 31, 2007, primarily reflects higher sales recorded in the month of July 2008, as compared to October 2007. The increase in inventory is primarily related to an increase in California fruit delivered in the month of July 2008, as compared to October 2007, and an increase in processed guacamole products.
     Cash used in investing activities was $6.5 million for the nine months ended July 31, 2008 and related principally to the acquisition of Hawaiian Sweet and Hawaiian Pride of $5.0 million (see note 8 to the condensed, consolidated financial statements) and the purchase of property, plant and equipment items of $1.7 million.
     Cash used in financing activities was $1.9 million for the nine months ended July 31, 2008, which related principally to the payment of a $5.0 million dividend, as well as payments on long-term obligations totaling $1.3 million. Such proceeds were partially offset, however, by proceeds from borrowings on our lines of credit totaling $4.2 million.
     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of July 31, 2008 and October 31, 2007 totaled $0.3 million and $1.0 million. Our working capital at July 31, 2008 was $16.3 million, compared to $16.3 million at October 31, 2007. Our working capital remained consistent from October 31, 2007.
     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. In May 2008 and October 2007, we renewed and/or extended our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. These two credit facilities expire in February 2012 and July 2009. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $40 million, with a weighted-average interest rate of 3.6% and 5.8% at July 31, 2008 and October 31, 2007. Under these credit facilities, we had $13.6 million and $10.6 million outstanding as of July 31, 2008 and October 31, 2007, of which $7.8 million was classified as a long-term liability as of July 31, 2008 and October 31, 2007. These credit facilities contain various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at July 31, 2008.
Impact of Recently Issued Accounting Pronouncements
     See footnote 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2008.

	Expected maturity date July 31,
(All amounts in thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$313	$—	$—	$—	$—	$—	$313	$313
Accounts receivable (1)	34,079	—	—	—	—	—	34,079	34,079

Liabilities
Payable to growers (1)	$14,872	$—	$—	$—	$—	$—	$14,872	$14,872
Accounts payable (1)	3,176	—	—	—	—	—	3,176	3,176
Current borrowings pursuant to credit facilities (1)	5,830	—	—	—	—	—	5,830	5,830
Long-term borrowings pursuant to credit facilities (2)	—	1,000	2,000	2,000	2,000	2,000	9,000	10,133
Fixed-rate long-term obligations (3)	42	5,286	5,199	1,371	1,374	4,684	17,956	18,414

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Long-term borrowings pursuant to our credit facility bears interest at 6.4%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 3.2%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value by approximately $369,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 3.8% to 5.7% with a weighted-average interest rate of 4.8%. We believe that loans with a similar risk profile would currently yield a return of 4.2%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $620,000.
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
     There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results from operations.

ITEM 6. EXHIBITS

10.1	Amendment to Business Loan Agreement dated October 15, 2007 between Calavo Growers, Inc. and Bank of America, N.A.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)
Date: September 8, 2008	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: September 8, 2008	By	/s/ Arthur J. Bruno
Arthur J. Bruno
Chief Operating Officer, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Amendment to Business Loan Agreement dated October 15, 2007 between Calavo Growers, Inc. and Bank of America, N.A.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.