Form 10-K
period 2008-10-31
CALAVO GROWERS INC
filed 2009-01-14
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008
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
     Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $188.4 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of November 30, 2008 was 14,418,833.
Documents Incorporated by Reference
     Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which we intend to hold on April 22, 2009 are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2008.

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

PART I
Item 1. Business
General development of the business
     Calavo Growers, Inc. (Calavo, the Company, we, us or our) procures and markets avocados and other perishable commodities and prepares and distributes processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our operating facilities in southern California, Texas, New Jersey, Arizona, and Mexico, we sort, pack, and/or ripen avocados for distribution both domestically and internationally. Additionally, we also distribute other perishable foods, such as Hawaiian grown papayas, and prepare processed avocado products. We report our operations in two different business segments: (1) fresh products and (2) processed products. See Note 11 in our consolidated financial statements for further information about our business segments.
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
     In August 2006, we entered into a joint venture agreement with San Rafael Distributing (SRD) for the purpose of the marketing, sale and distribution of fresh produce from the existing location of SRD at the Los Angeles Wholesale Produce Market (Terminal Market), located in Los Angeles, California. Such joint venture operates under the name of Maui Fresh International, LLC (Maui Fresh) and commenced operations in August 2006. SRD and Calavo each have an equal one-half ownership interest in Maui Fresh, but SRD has overall management responsibility for the operations of Maui Fresh at the Terminal Market. We use the equity method to account for our investment.
     In June 2007, we entered into a distribution agreement with Agricola Belher (Belher) of Mexico, a well-established quality producer of fresh vegetables, primarily tomatoes, for export to the U.S. market. Pursuant to such distribution agreement, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our company, primarily our Arizona facility. In exchange, we agreed to sell and distribute such tomatoes, advance $2 million to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. The agreement also allows for us to advance additional amounts to Belher at our sole discretion. As of October 31, 2008, we have advanced $2.0 million to Belher pursuant to this agreement, which is recorded in advances to suppliers.
     We also entered into an infrastructure agreement in June 2007 with Belher in order to significantly increase production yields and fruit quality. Pursuant to this agreement, we are to advance up to $5 million to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned by Belher, as well as packing line equipment. Advances incur interest at 8.8% at October 31, 2008. We advanced $4.8 million as of October 31, 2008 ($1.2 million included in prepaid expenses and other current assets and $3.6 million included in other long-term assets). Belher is to annually repay these advances in no less than 20% increments through July 2012. In addition, the agreement allows for additional $1.0 million advances to take place during the last five months of each of our fiscal years 2009 and 2010, but they are subject to certain conditions and are to be made at our sole discretion. Belher is to annually repay these advances in full on or before each of July 2009 and July 2010. Interest is to be paid monthly or annually, as defined. Belher may prepay, without penalty, all or any portion of the advances at any time.
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
     The agreement calls for us to provide certain advances, as defined, and return the proceeds from such pineapple sales to MPC, net of our commission, fees, and incentives, if applicable. The term of this agreement is generally for 12 months and automatically renews for a 12-month period, unless terminated, as defined. Our initial agreement expired in December 2008 and we are currently re-negotiating such agreement.
     In May 2008, we purchased all of the outstanding shares of Hawaiian Sweet, Inc. (“HS”) and all ownership interests of Hawaiian Pride, LLC (“HP”) from the Chairman of our Board of Directors, Chief Executive Office and President. HS and HP engage in tropical-product packing and processing operations in Hawaii. The Acquisition Agreement provides, among other things, that as a result of the Acquisition Agreement, Calavo shall make an initial purchase price payment in the aggregate amount of $3,500,000 for both entities. We made the initial payment on May 20, 2008. Calavo shall also make two additional annual payments, ranging from $2,500,000 to $4,500,000, based on certain operating results (the “Earn-Out Payment(s)”), as defined. Pursuant to SFAS 141, Business Combinations, we recorded approximately $7.1 million as a liability related to deferred and contingent consideration to the Sellers, of which $3.6 million was recorded in accrued expenses, $3.5 million is recorded in long-term obligations, less current portion, and $0.6 million as deferred tax liabilities. Total liabilities recorded as a result of the acquisition was $7.7 million.
     Our principal executive offices are located at 1141-A Cummings Road, Santa Paula, California 93060; telephone (805) 525-1245.
     At October 31, 2008, we employed 876 employees worldwide.
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
     We sell avocados to a diverse group of supermarket chains, wholesalers, food service and other distributors, under the Calavo family of brand labels, as well as private labels. The consolidation in the supermarket industry has led to fewer, but bigger buyers. From time to time, sales are transacted via e-commerce. We believe that our largest customers will require us and our competitors to implement one or more e-commerce distribution solutions to facilitate their procurement and inventory management programs. In our judgment, the shift to e-commerce by our largest customers will favorably impact larger handlers like us, which have the ability and financial resources to support these strategies. From time to time, some of our larger customers seek short-term sales contracts that formalize their pricing and volume requirements. Generally, these contracts contain provisions that establish a price floor and/or ceiling during the contract duration. Again, in our judgment, the shift by our customers to drafting sales contracts benefits large handlers like us, which have the ability to fulfill the terms of these contracts. During fiscal year 2008, our 5 and 25 largest customers represented approximately 17% and 43% of our total consolidated revenues. During fiscal year 2007, our 5 and 25 largest customers represented approximately 12% and 25% of our total consolidated revenues. During fiscal years 2008, 2007 and 2006 none of our customers represented more than 10% of total consolidated revenues.
     The Hass variety is the predominant avocado variety marketed on a worldwide basis. California grown Hass avocados are available year-round, with peak production periods occurring between February through September. Other varieties have a more limited picking season and generally command a lower price. Approximately 2,100 California growers deliver avocados to us, generally pursuant to a standard marketing agreement. Over the past several years, our share of the California avocado crop has remained strong, with approximately 28% of the 2008 shipped California avocado crop handled by us, based on data published by the California Avocado Commission. We attribute our solid foothold in the California industry principally to the competitiveness of the per pound returns we pay and the communication and service we maintain with our growers.
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
     California avocados delivered to us are grouped as a homogenous pool on a weekly basis based on the variety, size, and grade. The proceeds we receive from the sale of each separate avocado pool, net of a packing and marketing fee to cover our costs and a profit, are paid back to the growers once each month. The packing and marketing fee we withhold is set annually by our Board of Directors and is revised based on our estimated per pound packing and operating costs, as well as our operating profit. This fee is a fixed rate per pound. Significant competitive pressures dictate that we set the packing and marketing fee at the lowest possible level to attract new and retain existing grower business. We believe that, if net proceeds paid ceased to be competitive, growers would choose to deliver their avocados to alternate competitive handlers. Consequently, we strive to deliver growers the highest return possible on avocados delivered to our packinghouses.
     The California avocado market is highly competitive with 9 major avocado handlers. A marketing order enacted by the state legislature is in effect for California grown avocados and provides the financial resource to fund generic advertising and promotional programs. Avocados handled by us are identifiable through packaging and the Calavo brand name sticker.
     We also handle avocados from Mexico and Chile, some of which are on a consignment basis for the suppliers. Pursuant to these arrangements, from time to time, we make advances to Mexican growers and Chilean packers. Historically, we made such advances related to both pre-harvest and post-harvest activities, but our focus during fiscal 2007 and 2008 was primarily related to post-harvest activities. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. Historical experience demonstrates that providing post-harvest advances results in our acquiring full market risk for the product, as it is possible (although unlikely) that our resale proceeds may be less than the amounts we paid to the grower. This is a result of the high level of volatility inherent in the avocado and perishable food markets, which are subject to significant pricing declines based on the availability of fruit in the market. In the event that we do make a pre-season advance, our ability to recover such pre-harvest advance would be largely dependent on the growers’ ability to deliver avocados to us, as well as the inherent risks of farming, such as weather and pests. We anticipate making moderate pre-season advances during fiscal 2009.
     Net sales generated by non-California sourced avocados depend principally on the availability of Mexican and Chilean grown avocados in the U.S. markets. In November 2004, the United States Department of Food and Agriculture (USDA) published a rule allowing Hass avocado imports from Mexico into all 50 states year round (up from 31 states for only a six month period), except for California, Florida, and Hawaii. The restriction on such states was lifted in February 2007. For the remaining 47 states, however, Mexico was able to deliver its fruit for all of fiscal 2008, 2007 and 2006. The implementation of this rule did not result in a significant increase in the sale of Mexican sourced fruit during fiscal 2008, as compared to fiscal 2006. See Item 7 for further details.
     We have leveraged our expertise in the handling and marketing of California avocados to our non-California sourced avocados and perishable food products. Non-California sourced avocados primarily include fruit imported from Mexico and Chile. Our strategy is to increase our market share of currently sourced avocados to all accepted marketplaces. We believe our diversified avocado sources provide a level of supply stability that may, over time, help solidify the demand for avocados among consumers in the United States and elsewhere in the world. We believe our efforts in distributing our other various commodities complement our offerings of avocados.
     In 1998, we invested in the Mexican avocado market by building a packinghouse in Uruapan, Mexico. We believe that our continued success in marketing Mexican avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices. The Mexican avocado harvest is both complimentary and competitive with the California market, as the Mexican harvest typically runs from September to June. As a result, it is common for Mexican growers to monitor the supply of avocados for export to the United States in order to obtain higher field prices. During 2008, we packed and distributed approximately 22% of the avocados exported from Mexico into the United States and approximately 15% of the avocados exported from Mexico to countries other than the United States, based on our estimates.
     In recent years, the volume of avocados exported by Chilean growers to the United States has continued to increase. Chilean growers continue to increase/monitor avocado plantings to capitalize on returns available in the worldwide avocado markets. Sales of Chilean grown avocados have generally been significant during our 4th and 1st fiscal quarters. Additionally, with the Chilean harvesting season being complimentary to the California season (August through February), Chilean avocados are able to command competitive retail pricing in the market. During 2008, we distributed approximately 6% of the Chilean imports into the United States, based on our estimates.

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
     The acquisition of Maui Fresh International, Inc. expanded our perishable food products to include various commodities, like tomatoes, mushrooms, and pineapples. We leverage our expertise in the handling and marketing of California avocados to these perishable food products as well. While many of these items are purchased, the majority of our sales are generated from tomatoes and pineapples, both of which are handled on a consigned basis. Commission rates for all products generally range from a flat commission rate per dollar sold to a fixed rate per-carton. Sales of our diversified products do not generally experience significant fluctuations related to seasonality.
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
     The agreement calls for us to provide certain advances, as defined, and return the proceeds from such pineapple sales to MPC, net of our commission, fees, and incentives, if applicable. The term of this agreement is generally for 12 months and automatically renews for a 12-month period, unless terminated, as defined. Our initial agreement expired in December 2008 and we are currently re-negotiating such agreement.
     In May 2008, we purchased all of the outstanding shares of Hawaiian Sweet, Inc. (“HS”) and all ownership interests of Hawaiian Pride, LLC (“HP”) from the Chairman of our Board of Directors, Chief Executive Office and President. HS and HP engage in tropical-product packing and processing operations in Hawaii.

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
     In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan called for the closing of our Santa Paula, California and Mexicali, Baja California Norte (Mexicali) processing facilities and relocating these operations to a new facility in Uruapan, Michoacan, Mexico (Uruapan). This restructuring has provided for cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The Uruapan facility commenced operations in February 2004 and the Santa Paula and Mexicali facilities ceased production in February 2003 and August 2004. Net sales of frozen products represented approximately 64% and 63% of total processed segment sales for the years ended October 31, 2008 and 2007.
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
     Our 35L machine discussed above ran near capacity during fiscal year 2003 through the closure date of Mexicali, which was August 2004. During fiscal year 2004, we purchased and commissioned a 215-liter (215L) ultra high pressure machine in Uruapan. This machine was commissioned for operations in July 2004, ran at about 40% capacity during fiscal 2004, increased to approximately 60% capacity during fiscal 2005, and ran at about 80% capacity during fiscal years 2006 and 2007. The 35L machine discussed above was ultimately traded in for credit towards another 215L machine, which was commissioned for operation in September 2007. As such, we currently have two 215L ultra high pressure machines located in Uruapan and estimate we are operating at approximately 50% of the combined machines’ capacities as of October 31, 2008. We believe the additional capacity provided by the 2nd machine is reasonable given our current sales projections and expected growth. Net sales of our ultra high pressure products represented approximately 36% and 37% of total processed segment sales for the years ended October 31, 2008 and 2007.
     Sales are made principally through a commissioned nationwide broker network, which is supported by our regional sales managers. We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, strategically located warehouses, and market relationships. During fiscal year 2008, our 5 and 25 largest customers represented approximately 6% and 11% of our total consolidated revenues. During fiscal year 2007, our 5 and 25 largest customers represented approximately 7% and 12% of our total consolidated revenues. During fiscal years 2008, 2007 and 2006 none of our processed product customers represented more than 10% of total consolidated revenues.
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
Working Capital Requirements
     Generally, we make payments to our California avocado growers and other suppliers in advance of collecting all of the related accounts receivable. We generally bridge the timing between vendor payments and customer receipts by using operating cash flows and commercial bank borrowings. In addition, we provide crop loans and other advances to some of our growers, which are also funded through operating cash flows and borrowings. We generally experience larger levels of commercial bank borrowings during the California avocado crop harvesting season.
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

Employees
     As of October 31, 2008, we had 876 employees, of which 216 were located in the United States and 660 were located in Mexico. None of Calavo’s United States employees are covered by a collective bargaining agreement. Approximately 550 of Calavo’s Mexican employees are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage.
     The following is a summary of the number of “salaried” and “hourly” employees as of October 31, 2008.

Location	Salaried	Hourly

United States	98	118
Mexico	110	550

TOTAL	208	668

Item 1A. Risk Factors
Risks Related to Our Business
We are subject to increasing competition that may adversely affect our operating results.
     The market for avocados and processed avocado products is highly competitive and affects each of our businesses. Each of our businesses are subject to competitive pressures, including the following:
•	California avocados are impacted by an increasing volume of foreign grown avocados being imported into the United States. Recently, there have been significant plantings of avocados in Mexico, Chile, the Dominican Republic, Peru and other parts of the world, which have had, and will continue to have, the effect of increasing the volume of foreign grown avocados entering the United States market.

•	California avocados are subject to competition from other California avocado handlers. If we are unable to consistently pay California growers a competitive price for their avocados, these growers may choose to have their avocados marketed by alternate handlers.

•	Non-California sourced avocados and perishable food products are impacted by competitors operating in Mexico. Generally, handlers of Mexican grown avocados operate facilities that are substantially smaller than our facility in Uruapan, Mexico. If we are unable to pack and market a sufficient volume of Mexican grown avocados, smaller handlers will have a lower per unit cost and be able to offer Mexican avocados at a more competitive price to our customers.

•	Non-California sourced avocados and perishable food products are also subject to competition from other California avocado handlers that market Chilean grown avocados. If we are unable to consistently pay Chilean packers a competitive price for their avocados, these packers may choose to have their avocados marketed by alternate handlers.
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
     We are dependent on the efforts and performance of our current directors and officers. If we were to lose any key members of management, our business could be adversely affected. You should read the information under “Executive Officers of the Registrant” in this Annual Report for additional information about our management.
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
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     We lease our corporate headquarters building. Additionally, we own two packinghouses and one distribution and ripening facility (our former processing facility) in California, lease one facility in Arizona, lease one facility in New Jersey, operate in a distribution center in Texas, own one processing facility and own one packinghouse in Mexico.
     In March 2005, we completed the sale of our corporate headquarters building (located in Santa Ana, CA) for $3.4 million. In conjunction with such sale, we relocated our corporate offices to Santa Paula, California in March 2005. We currently lease our corporate headquarters from Limoneira.
     Our two California facilities handle avocados delivered to us by California, Mexican and Chilean growers. The Temecula, California facility was built in 1985 and has been improved in capacity and efficiency since then. The Santa Paula, California facility was purchased in 1955 and has had equipment improvements substantially equivalent to our Temecula facility. We believe that the combined annual capacity of the two packinghouses, under normal workweek operations, is sufficient to pack the annually budgeted volume of California avocados delivered to us by our growers.
     Our Santa Paula, California processing facility was built in 1975 and had a major expansion in 1988. In conjunction with our restructuring plan, which was approved in February 2003, this facility ceased operating as a processed product avocado processing facility and now functions primarily as a ripening, storage and shipping facility for our fresh avocado operations. Additionally, it also serves to store and ship certain processed avocado as well. Also, effective December 2005, we sort and pack certain tropical commodities as well. We believe that the annual capacity of this facility will be sufficient to pack and ripen, if necessary, the expected annual volume of avocados and specialty commodities delivered to us.
     Our leased Nogales, Arizona facility primarily sorts, packs, ripens, and ships, tomatoes, avocados, and other tropical commodities as well. We believe that the annual capacity of this facility will be sufficient to handle our budgeted annual production needs.
     Our leased Swedesboro, New Jersey facility primarily sorts, packs, ripens, and ships avocados. Additionally, it also serves to store and ship certain tropical commodities as well. We believe that the annual capacity of this facility will be sufficient to handle our budgeted annual production needs.
     Our distribution center located in San Antonio, Texas is neither leased nor owned, but rather operates pursuant to a usage agreement whereby we pay handling and distribution fees. This facility primarily ripens, sorts, packs and ships fresh avocados under our supervision. Effective 2nd quarter of fiscal 2009, we expect to cease operating in such facility and transfer our operations to our newly leased facility located in Garland, Texas. See Note 8 to our consolidated financial statements for further discussion. We believe that the annual capacity of this new facility will be sufficient to handle our budgeted annual production needs.
     Our owned processing facility in Uruapan, Michoacan, Mexico was constructed pursuant to our restructuring plan approved in February 2003. This facility commenced operations in February 2004. We believe that the annual capacity of this facility will be sufficient to process our budgeted annual production needs.
     During fiscal 2008, we purchased our previously leased fresh avocado packinghouse located in Uruapan, Michoacan, Mexico for $4.0 million, plus acquisition costs. This facility was built to our specifications. We believe that the annual capacity of this facility will be sufficient to process our budgeted annual production needs.
Item 3. Legal Proceedings
     From time to time, we become involved in legal proceedings that are related to our business operations. We are not currently a party to any legal proceedings that could have a material adverse effect upon our financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our shareholders during the quarter ended October 31, 2008.

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

Name	Age	Position
Lecil E. Cole	69	Chairman of the Board, Chief Executive Officer and President
Arthur J. Bruno	58	Chief Operating Officer, Chief Financial Officer and Corporate Secretary
Robert J. Wedin	59	Vice President, Sales and Fresh Marketing
Alan C. Ahmer	60	Vice President, Processed Product Sales and Production
Michael A. Browne	50	Vice President, Fresh Operations
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     In March 2002, our common stock began trading on the OTC Bulletin Board under the symbol “CVGW.” In July 2002, our common stock began trading on the Nasdaq National Market under the symbol “CVGW” and currently trades on the Nasdaq Global Select Market.
     The following tables set forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Global Select Market.

Fiscal 2008	High	Low
First Quarter	$22.71	$14.75
Second Quarter	$20.09	$13.53
Third Quarter	$15.65	$10.46
Fourth Quarter	$13.87	$8.42

Fiscal 2007	High	Low
First Quarter	$11.67	$9.61
Second Quarter	$14.09	$10.50
Third Quarter	$14.52	$11.85
Fourth Quarter	$22.91	$14.45
     As of October 31, 2008, there were approximately 1,210 stockholders of record of our common stock.

     During the year ended October 31, 2008, we did not issue any shares of common stock that were not registered under the Securities Act of 1933 and we did not repurchase any shares of our common stock.
Dividend Policy
     Our dividend policy is to provide for an annual dividend payment, as determined by the Board of Directors. We anticipate paying dividends in the first quarter of our fiscal year.
     On December 23, 2008, we paid a $0.35 per share dividend in the aggregate amount of $5,047,000 to shareholders of record on December 9, 2008.
     On January 2, 2008, we paid a $0.35 per share dividend in the aggregate amount of $5,030,000 to shareholders of record on December
15, 2007.

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
     The following summary consolidated financial data (other than pounds information) for each of the years in the five-year period ended October 31, 2008 are derived from the audited consolidated financial statements of Calavo Growers, Inc.
     Historical results are not necessarily indicative of results that may be expected in any future period. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto that are included elsewhere in this Annual Report.

	Fiscal Year Ended October 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Income Statement Data: (1)
Net sales	$361,474	$302,984	$273,723	$258,822	$274,218
Gross margin	33,181	31,772	29,084	21,734	25,404
Net income	7,725	7,330	5,788	3,322	6,210
Basic net income per share	$0.54	$0.51	$0.40	$0.24	$0.46
Diluted net income per share	$0.53	$0.51	$0.40	$0.24	$0.46
Balance Sheet Data as of End of Period:
Working capital	$15,413	$16,334	$12,023	$17,618	$20,353
Total assets(3)	134,686	128,018	107,563	108,482	67,398
Short-term debt(3)	1,362	1,307	1,308	1,313	22
Long-term debt, less current portion(3)	25,351	13,106	10,406	11,719	34
Shareholders’ equity(3)	65,517	74,003	58,943	64,746	43,937
Cash Flows Provided by (Used in):
Operations	$5,296	$4,629	$7,819	$5,568	$4,460
Investing(2)(3)(4)	(7,454)	(7,950)	(4,663)	(11,941)	(8,474)
Financing(3)	2,700	4,238	(4,239)	6,870	(725)
Other Data:
Dividends per share	$0.35	$0.35	$0.32	$0.32	$0.30
Net book value per share	$4.52	$5.15	$4.12	$4.51	$3.25
Pounds of California avocados sold	92,165	91,038	218,460	104,950	152,725
Pounds of non-California avocados sold	123,740	135,723	70,063	103,830	69,410
Pounds of processed avocados products sold	22,274	22,556	20,489	15,628	13,317

(1)	Operating results for fiscal 2008 include the acquisitions of Hawaiian Sweet (HS) and Hawaiian Pride (HP). Such acquisitions, however, did not significantly impact trends or results of operations for fiscal 2008, as such acquisitions replaced the previous consigned arrangement, as discussed in Note 9 to our consolidated financial statements. See Note 17 to our consolidated financial statements for further discussion of these acquisitions.

(2)	Cash flows used in investing activities for fiscal 2004 include the effect of constructing a processing facility in Uruapan, Michoacan, Mexico. The Uruapan facility commenced operations in February 2004.

(3)	Total assets, short-term debt, long-term debt, equity, cash flows used in investing activities, and cash flows provided by financing activities for fiscal 2005 and subsequent periods include the effect of the stock purchase agreement with Limoneira Company.

(4)	For fiscal years 2008 and 2007, we advanced $0.8 million and $5.0 million to Agricola Belher pursuant to our infrastructure agreement. See Note 15 to our consolidated financial statements. Additionally, we purchased HS and HP for $5.2 million. See Note 17 to our consolidated financial statements for further discussion of these acquisitions.

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
     Our Fresh Products business grades, sizes, packs, cools, and ripens (if desired) avocados for delivery to our customers. We presently operate three packinghouses in Southern California. These packinghouses handled approximately 28% of the California avocado crop during the 2008 fiscal year, based on data obtained from the California Avocado Commission. Our operating results and the returns we pay our growers are highly dependent on the volume of avocados delivered to our packinghouses, as a significant portion of our costs are fixed. Our strategy calls for continued efforts to retain and recruit growers that meet our business model.
     Additionally, our Fresh products business also procures avocados grown in Mexico and Chile, as well as other various commodities, including tomatoes, papayas, mushrooms, and pineapples. We operate a packinghouse in Mexico that, together with certain co-packers that we frequently purchase fruit from, handled approximately 22% of the Mexican avocado crop bound for the United States market and approximately 15% of the avocados exported from Mexico to countries other than the United States during the 2007-2008 Mexican season, based on our estimates. Additionally, during the 2007-2008 Chilean avocado season, we handled approximately 6% of the Chilean avocado crop, based on our estimates. Our strategy is to increase our market share of currently sourced avocados to all accepted marketplaces. We believe our diversified avocado sources provides a level of supply stability that may, over time, help solidify the demand for avocados among consumers in the United States and elsewhere in the world. We believe our efforts in distributing our other various commodities, such as those shown above, complement our offerings of avocados. From time to time, we continue to explore distribution of other crops that provide reasonable returns to the business.
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
     Due to the long shelf-life of our frozen processed products and the purity of our ultra high pressure guacamole, we believe that we are well positioned to address the diverse taste and needs of today’s customers. We believe our ultra high pressure machines will enable our company to deliver the widest available array of prepared avocado products to our customers. We also believe that we are positioned to expand our ultra high pressure product line to include more avocado related products, high-end salsas, mangoes and other readily available fruit products. We continue to seek to expand our relationships with major food service companies and develop alliances that will allow our products to reach a larger percentage of the marketplace.

     Net sales of frozen products represented approximately 64% and 63% of total processed segment sales for the years ended October 31, 2008 and 2007. Net sales of our ultra high pressure products represented approximately 36 % and 37% of total processed segment sales for the years ended October 31, 2008 and 2007.
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
Recent Developments
Dividend Payment
     On December 23, 2008, we paid a $0.35 per share dividend in the aggregate amount of $5.0 million to shareholders of record on December 9, 2008.
Fresh Packinghouse acquisition
     Effective July 2008, we purchased our previously leased fresh avocado packinghouse located in Uruapan, Michoacan, Mexico for $4.0 million, plus acquisition costs. We recorded approximately $0.9 million and $3.1 million in land and buildings and improvements related to this transaction. The building is currently being depreciated over a 40-year period.
Capital Lease
     In April 2008, we entered into a capital lease for various fixed assets related to our Swedesboro, New Jersey facility. Such fixed assets are included in buildings and improvements and equipment at October 31, 2008, totaling $0.6 million and $0.5 million. Depreciation expense was $2.1 million, $2.0 million and $1.9 million for fiscal years 2008, 2007, and 2006, of which $0.1 million was related to depreciation on capital leases. We did not have any significant capital leases as of October 31, 2007.
Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000 and December 31, 2004. We have received assessments totaling approximately $2.0 million and $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000 related to the tax year 2000 assessment, which we declined. Based primarily on discussions with legal counsel and the evaluation of our claim, we maintain our belief that the Hacienda’s position has no merit and that we will prevail. Accordingly, no amounts have been provided for in the financial statements as of October 31, 2008. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to Hacienda in regards to this assessment.
     IRS examination — We are currently under examination by the Internal Revenue Service for the year ended October 31, 2005. We do not believe that the settlement of such examination will have a material adverse impact on our financial statements.
     From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Term Revolving Credit Agreement
     In May 2008, we entered into a Term Revolving Credit Agreement (the “Agreement”) with Farm Credit West, PCA. Under the terms of the Agreement, we are advanced funds for the purchase and installation of capital items and other corporate needs of the Company. Total credit available under the Agreement, which expires in February 2012, is now $30 million, up from $20 million. The credit facility contains various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at October 31, 2008.

Business Acquisitions
     Calavo and Lecil E. Cole, Suzanne Cole-Savard, Guy Cole, Eric Weinert, and Lecil E. Cole and Mary Jeanette Cole, as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993 (the “Cole Trust”) (collectively, the “Sellers”), have entered into an Acquisition Agreement, dated May 19, 2008 (the “Acquisition Agreement”), which sets forth the terms and conditions pursuant to which Calavo purchased all of the outstanding shares of Hawaiian Sweet, Inc. (“HS”) and all ownership interests of Hawaiian Pride, LLC (“HP”). HS and HP engage in tropical-product packing and processing operations in Hawaii. The Acquisition Agreement provides, among other things, that as a result of the Acquisition Agreement, Calavo shall make an initial purchase price payment in the aggregate amount of $3,500,000 for both entities. Calavo made the initial payment on May 20, 2008. Calavo shall also make two additional annual payments, ranging from $2,500,000 to $4,500,000, based on certain operating results (the “Earn-Out Payment(s)”), as defined. Mr. Cole is President, Chief Executive Officer, and Chairman of the Board of Directors of Calavo. Pursuant to SFAS 141, Business Combinations, we recorded approximately $7.1 million as a liability related to deferred and contingent consideration to the Sellers, of which $3.6 million was recorded in accrued expenses, $3.5 million is recorded in long-term obligations, less current portion, and $0.6 million as deferred tax liabilities. Total liabilities recorded as a result of the acquisition was $7.7 million.
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
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). We obtained third-party valuations for the long-term assets acquired and incurred approximately $0.2 million in acquisition costs.
At May 30, 2008

Current assets	$1,498
Property, plant, and equipment	10,947
Intangible assets	1,310

Total assets acquired	13,755
Current liabilities	(809)
Deferred tax liabilities	(654)

Net assets acquired	12,292
Deferred consideration	(4,709)
Contingent consideration	(2,358)

Net cash paid as of May 30, 2008	$5,225

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
     Promotional allowances. We provide for promotional allowances at the time of sale, based on our historical experience. Our estimates are generally based on evaluating the relationship between promotional allowances and gross sales. The derived percentage is then applied to the current period’s sales revenues in order to arrive at the appropriate debit to sales allowances for the period. The offsetting credit is made to accrued liabilities. When certain amounts of specific customer accounts are subsequently identified as promotional, they are written off against this allowance. Actual amounts may differ from these estimates and such differences are recognized as an adjustment to net sales in the period they are identified. A 1% change in the derived percentage would impact results of operations by approximately $0.1 million.
     Income Taxes. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.
     In November 2008, we adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
     As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, the liability will be reversed and we will recognize a tax benefit during the period in which it is determined the liability no longer applies. Conversely, we record additional tax charges in a period in which it is determined that a recorded tax liability is less than the ultimate assessment is expected to be.
     The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from management’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.
     FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 did not have a material impact on our financial position and results of operations. See Note 10. Prior to fiscal 2008, we recorded estimated income tax liabilities to the extent they were probable and could be reasonably estimated.
     Goodwill and acquired intangible assets. Goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We performed our annual assessment of goodwill and determined that no impairment existed as of October 31, 2008.
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
Results of Operations
     The following table sets forth certain items from our consolidated statements of income, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Gross margins	9.2%	10.5%	10.6%
Selling, general and administrative	5.8%	6.5%	7.2%
Operating income	3.4%	4.0%	3.4%
Interest Income	0.1%	0.1%	0.1%
Interest Expense	(0.4)%	(0.4)%	(0.3)%
Other income, net	0.2%	0.2%	0.2%
Net income	2.1%	2.4%	2.1%
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
     Additionally, we believe that the demographic changes in the U.S. will greatly impact the consumption of avocados and avocado-based products. The Hispanic community currently accounts for approximately 15% of the U.S. population, and the total number of Hispanics is estimated to triple by the year 2050. Avocados are considered a staple item purchased by Hispanic consumers, as the per-capita avocado consumption in Mexico is estimated to be more than seven-fold that of the U.S.
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
     In October 2002, the USDA announced the creation of a Hass Avocado Board to promote the sale of Hass variety avocados in the U.S. marketplace. This board provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace, including imported and California grown fruit. The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales. We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our California avocado and international avocado businesses. During fiscal 2008, 2007 and 2006, on behalf of avocado growers, we remitted approximately $2.2 million, $1.7 million and $1.7 million to the California

Avocado Commission. During fiscal 2008, 2007 and 2006, we remitted approximately $2.2 million, $2.2 million and $4.7 million to the Hass Avocado Board related to California avocados.
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

	2008	Change	2007	Change	2006
	(Dollars in thousands)
Net sales:
Fresh products	$315,667	20.8%	$261,325	10.3%	$236,889
Processed products	45,807	10.0%	41,659	13.1%	36,834

Total net sales	$361,474	19.3%	$302,984	10.7%	$273,723

As a percentage of net sales:
Fresh products	87.3%		86.3%		86.5%
Processed products	12.7%		13.7%		13.5%

	100.0%		100.0%		100.0%

     Net sales for the year ended October 31, 2008, when compared to 2007, increased by approximately $58.5 million, or 19.3%, principally as a result of an increase in both our fresh products and processed products segments. The increase in sales related to our fresh products segment was primarily driven by an increase in sales related to Mexico and California sourced avocados, tomatoes, and pineapples. Such sales increases were partially offset, however, by a decrease in sales related to Chilean sourced avocados. The increase related to our processed products segment was primarily related to an increase in our average selling price per pound.
     The following tables set forth sales by product category, freight and other charges and sales incentives, by segment (dollars in thousands):

	Year ended October 31, 2008			Year ended October 31, 2007
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
California avocados	$102,461	$—	$102,461	$95,130	$—	$95,130
Imported avocados	135,977	—	135,977	120,588	—	120,588
Tomatoes	19,609	—	19,609	8,837	—	8,837
Pineapples	15,944	—	15,944	24	—	24
Papayas	8,120	—	8,120	5,887	—	5,887
Diversified products	2,364	—	2,364	4,062	—	4,062
Processed — food service	—	38,233	38,233	—	38,338	38,338
Processed — retail and club	—	13,924	13,924	—	10,706	10,706

Total fruit and product sales to third-parties	284,475	52,157	336,632	234,528	49,044	283,572
Freight and other charges	31,263	1,397	32,660	26,816	739	27,555

Total third-party sales	315,738	53,554	369,292	261,344	49,783	311,127
Less sales incentives	(71)	(7,747)	(7,818)	(19)	(8,124)	(8,143)

Total net sales to third-parties	315,667	45,807	361,474	261,325	41,659	302,984
Intercompany sales	13,881	9,585	23,466	13,020	8,123	21,143

Net sales	$329,548	$55,392	384,940	$274,345	$49,782	324,127

Intercompany sales eliminations			(23,466)			(21,143)

Consolidated net sales			$361,474			$302,984

	Year ended October 31, 2007			Year ended October 31, 2006
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
California avocados	$95,130	$—	$95,130	$140,995	$—	$140,995
Imported avocados	120,588	—	120,588	51,191	—	51,191
Tomatoes	8,837	—	8,837	—	—	—
Pineapples	24	—	24	—	—	—
Papayas	5,887	—	5,887	4,822	—	4,822
Diversified products	4,062	—	4,062	9,543	—	9,543
Processed — food service	—	38,338	38,338	—	34,021	34,021
Processed — retail and club	—	10,706	10,706	—	10,454	10,454

Total fruit and product sales to third-parties	234,528	49,044	283,572	206,551	44,475	251,026
Freight and other charges	26,816	739	27,555	30,383	637	31,020

Total third-party sales	261,344	49,783	311,127	236,934	45,112	282,046
Less sales incentives	(19)	(8,124)	(8,143)	(45)	(8,278)	(8,323)

Total net sales to third-parties	261,325	41,659	302,984	236,889	36,834	273,723
Intercompany sales	13,020	8,123	21,143	9,532	6,227	15,759

Net sales	$274,345	$49,782	324,127	$246,421	$43,061	289,482

Intercompany sales eliminations			(21,143)			(15,759)

Consolidated net sales			$302,984			$273,723

     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse, Uruapan processing plant and Mexicali processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.
Fresh Products
     Fiscal 2008 vs. Fiscal 2007:
     Net sales delivered by the business increased by approximately $54.3 million, or 20.8%, from fiscal 2007 to 2008. This increase was primarily related to an increase in sales related to Mexico and California sourced avocados, tomatoes, and pineapples. Such increases were partially offset, however, by a decrease in Chilean avocado sales.
     Sales of Mexican sourced avocados increased $23.5 million, or 16.9%, for fiscal year 2008, when compared to the same prior year period. This increase was primarily due to an increase in the average per carton selling price of Mexican avocados. The average per carton selling price of Mexican avocados increased approximately 19.5% when compared to the same prior year period. We attribute some of this increase to the small California avocado crop in the marketplace during fiscal 2008, as well as the premium pricing related to our ProRipeVIPTM avocado ripening program. The volume of Mexican fruit sold decreased by approximately 2.6 million pounds, or 2.2%, when compared to the same prior year period.
     Sales of pineapples and tomatoes increased $16.4 million and $10.8 million from fiscal 2007 to 2008. The volume of pineapples and tomatoes increased by approximately 1.6 million cartons, or 100.0% and 0.7 million cartons, or 59.1%, when compared to the same prior year period. These increases were primarily related to our agreements with Agricola Belher of Mexico (for the tomatoes) and our consignment and marketing agreement with Maui Pineapple Company, LTD (for the pineapples). See Notes 15 and 16 to our consolidated financial statements for further discussion of these agreements. Additionally, the average selling price, on a per carton basis, of tomatoes increased approximately 39.8% when compared to the same prior year period. We attribute some of this increase to the quality of our tomatoes in the U.S. marketplace.
     Sales of Chilean sourced avocados decreased $4.9 million for fiscal year 2008, when compared to the same prior year period. The volume of Chilean fruit sold decreased by approximately 9.4 million pounds, or 55.9%, when compared to the same prior year period. This decrease was primarily related to the smaller size of the Chilean avocado crop. Such decreased volume was partially offset, however, by an increase in our average selling prices, on a per carton basis, which experienced an increase of 39.2% for fiscal 2008, when compared to the same prior period. We attribute some of these price fluctuations to the smaller Chilean and California avocado crops, as well as the delivery of such crops, in the marketplace during fiscal 2008.
     Mexican and Chilean grown avocados are primarily sold in the U.S., Japanese, and/or European marketplace. We anticipate that the combined sales of Mexican and Chilean grown avocados will increase in fiscal 2009.
     Sales of California sourced avocados increased $8.3 million for fiscal 2008, when compared to the same prior period. This increase was primarily related to an increase in our average selling prices of 6.1%. The pounds sold of California sourced avocados remained consistent with the same prior year period. Our market share of shipped California avocados decreased to 27.7% for fiscal 2008, when compared to a 33.7% market share for the same prior year period. Based on estimates generated from the California Avocado Commission, we expect the California avocado crop for the 2008/2009 season to be smaller than the 2007/2008 crop.
     For fiscal year 2008, average selling prices, on a per carton basis, for California avocados were 6.1% higher when compared to the same prior year period. We attribute some of this increase to the small California avocado crop for the 2007/2008 season. For fiscal year 2009, we believe that the demand for California avocados will remain strong in the U.S. marketplace, and, as a result, such is expected to have a positive impact on sales prices.
     California avocados are primarily sold in the U.S. marketplace. We anticipate that sales of California grown avocados will decrease in fiscal 2009.
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
Processed Products
     Fiscal 2008 vs. Fiscal 2007:
     Net sales increased by approximately $4.1 million, or 10.0% for fiscal 2008, when compared to the same prior period. The increase in net sales is primarily attributable to an increase in the net selling price totaling $0.22 per product pound sold, or 12.0%, partially offset by a decrease of 0.3 million pounds of product sold, or 1.2%. The increase in our net average selling price primarily relates to a change in our product mix. During fiscal year 2008, the decrease in pounds sold primarily relates to a decrease in the sale of both our frozen and high-pressure guacamole products, which decreased approximately 0.9% and 1.9% when compared to the same prior year period.
     We currently have two 215L ultra high pressure machines located in Uruapan and estimate we are operating at approximately 50% of the combined machines’ capacities as of October 31, 2008. We believe the additional capacity provided by the 2nd machine is reasonable given our current sales projections and expected growth. Net sales of our ultra high pressure products represented approximately 36% and 37% of total processed segment sales for the years ended October 31, 2008 and 2007.
     We believe that these ultra high pressure machines will enable our company to deliver the widest available array of prepared avocado and other products to our customers. Consequently, we believe that we are positioned to expand our ultra high pressure product line to include more avocado related products, high-end salsas, mangoes and other readily available fruit products. We anticipate a marginal increase in sales related to our processed products.
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

Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment:

	2008	Change	2007	Change	2006
	(Dollars in thousands)

Gross Margins:
Fresh products	$22,223	3.6%	$21,461	14.9%	$18,673
Processed products	10,958	6.3%	10,311	(1.0)%	10,411

Total gross margins	$33,181	4.4%	$31,772	9.2%	$29,084

Gross profit percentages:
Fresh products	7.0%		8.2%		7.9%
Processed products	23.9%		24.8%		28.3%
Consolidated	9.2%		10.5%		10.6%
     Our cost of sales consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Consolidated gross margin, as a percent of sales, decreased 1.3% for fiscal year 2008 when compared to fiscal year 2007. This decrease was principally attributable to decreases in both our fresh and processed product segments for fiscal year 2008. Consolidated gross margin, as a percent of sales, remained consistent for fiscal year 2007 when compared to fiscal year 2006. This consistency was principally attributable to decreased profitability in our processed product segment, substantially offset by an increase in profitability from our fresh products segment.
     Gross margins and gross profit percentages related to California avocados are largely dependent on production yields achieved at our packinghouses, current market prices of avocados, our packing and marketing fee, and the volume of avocados packed. Our gross margin percentage increased during fiscal year 2008 when compared to the same prior year period. Such increase is primarily related to a 1.2% increase in pounds of avocados sold, an increase in our packing and marketing fee, and a 6.1% increase in the average sales price of California avocados. Combined, these had the effect of decreasing our per pound costs, which, as a result, positively impacted gross margins.
     The decrease in our gross margin percentage related to California avocados during fiscal year 2007, as compared to fiscal 2006, was primarily related to a significant decrease in pounds of fruit sold, as well as an increase in the market price of avocados. During fiscal year 2007, when compared to fiscal year 2006, we experienced a 58.3% decrease in pounds of avocados sold. Additionally, we also experienced a 56.2% increase in the average sales price of California avocados. Combined, these had the effect of increasing our per pound costs, which, as a result, negatively impacted gross margins.
     The gross margin and gross profit percentage for consignment sales, including Chilean avocados, pineapples, and tomatoes, are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party packers. The gross margin we earn is generally based on a commission agreed to with each party, which varies from a fixed rate per box to a percent of the overall selling price. Although we generally do not take legal title to such avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, our results of operations include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. For fiscal years 2008, 2007, and 2006, we generated gross margins of $3.5 million, $1.7 million, and $1.2 million from the sale of fresh produce products that were packed by third parties.
     Our business with Mexican growers differs in that we operate a packinghouse in Mexico and purchase avocados directly from the field. Alternatively, we may also purchase Mexican avocados directly from co-packers located in Mexico as well. In either case, the gross margin and gross profit percentages generated by our Mexican operations are significantly impacted by the volume of avocados handled by our packinghouse and the cost of the fruit. During fiscal year 2008, our gross margins generated from the sale of Mexican avocados decreased from approximately $14.0 million in fiscal year 2007 to $11.1 million in fiscal year 2008. Such decrease was primarily related to a 2.2% decrease in the volume of Mexican avocados sold, as well as higher fruit costs. Collectively, these items negatively affected gross margins.
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

     Gross margins and gross profit percentages for our processed products business are largely dependent on the pricing of our final product and the cost of avocados used in preparing guacamole. During fiscal year 2008, the processed products gross profit percentages marginally decreased, primarily as a result of higher fruit costs, as well as increased packaging costs, both of which had the effect of increasing our per pound costs. In addition, there was a marginal decrease in total pounds produced, which had the effect of increasing our per pound costs. These increases were partially offset, however, by a decrease in the production and sale of less profitable items. We anticipate that the gross profit percentage for our processed product segment will continue to experience fluctuations during the next fiscal year primarily due to the uncertainty of the cost of fruit that will be used in the production process.
     During fiscal year 2007, the processed products gross profit percentages decreased primarily as a result of higher fruit costs, as well as increased packaging costs, both of which had the effect of increasing our per pound costs. Such were partially offset, however, by an increase in total pounds produced, which had the effect of reducing our per pound costs.
Selling, General and Administrative

	2008	Change	2007	Change	2006
	(Dollars in thousands)
Selling, general and administrative	$20,914	5.8%	$19,759	NM	$19,767
Percentage of net sales	5.8%		6.5%		7.2%

NM-Not meaningful
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses, and other general and administrative costs. For fiscal year 2008, selling, general and administrative expenses increased $1.2 million or 5.8% when compared to the same period for fiscal 2007. This increase was primarily related to higher corporate costs, including, but not limited to, costs related to an increase in salaries and benefits (totaling approximately $1.0 million), an increase in broker sales commissions (totaling approximately $0.4 million), and an increase in repairs and maintenance (totaling approximately $0.2 million). Such higher corporate costs were partially offset, however, by a decrease in bad debt expense (totaling approximately $0.4 million).
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
Interest income

	2008	Change	2007	Change	2006
	(Dollars in thousands)
Interest income	$516	108.1%	$248	(30.3)%	$356
Percentage of net sales	0.1%		0.1%		0.1%
     Interest income was primarily generated from loans to growers and our notes receivable from shareholders. During fiscal years 2007 and 2006, interest income includes interest accrued on notes receivable from directors and officers of approximately $0.1 million and $0.2 million.
Interest expense

	2008	Change	2007	Change	2006
	(Dollars in thousands)
Interest expense	$(1,485)	10.3%	$(1,346)	42.7%	$(943)
Percentage of net sales	(0.4)%		(0.4)%		(0.3)%
     Interest expense is primarily generated from our line of credit borrowings, as well as our term loan agreement with Farm Credit West, PCA. For fiscal 2008, as compared to fiscal 2007, the increase in interest expense was primarily related to a higher average outstanding balance under our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A.
     For fiscal 2007, as compared to fiscal 2006, the increase in interest expense was primarily related to a higher average outstanding balance under our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A.

Other Income, Net

	2008	Change	2007	Change	2006
	(Dollars in thousands)
Other income, net	$715	39.6%	$512	(14.5)%	$599
Percentage of net sales	0.2%		0.2%		0.2%
     Other income, net includes dividend income, as well as certain other transactions that are outside of the normal course of operations. During fiscal 2008, 2007, and 2006, we received $0.6 million, $0.4 million, and $0.4 million as dividend income from Limoneira.
Provision for Income Taxes

	2008	Change	2007	Change	2006
	(Dollars in thousands)
Provision for income taxes	$4,567	6.9%	$4,271	18.0%	$3,620
Percentage of income before provision for income taxes	37.2%		36.8%		38.5%
     The effective income tax rate for fiscal years 2008, 2007, and 2006 is higher than the federal statutory rate principally due to state taxes. Our effective income tax rate increased from 36.8% in fiscal year 2007 to 37.2% in fiscal year 2008 primarily as a result of an increase in foreign taxes, partially offset by a decrease in our average state tax rate. Our effective income tax rate decreased from 38.5% in fiscal year 2006 to 36.8% in fiscal year 2007 primarily as a result of an increase in pre-tax income in a foreign jurisdiction with favorable tax rates.
Quarterly Results of Operations
     The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2008. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with our audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. The California crop is highly seasonal and is characterized by crop volume and price changes. Historically, we receive and sell a substantially lesser number of California avocados in our first fiscal quarter. Certain items in the prior period amounts have been reclassified to conform to the current period presentation.

	Three months ended
	Oct. 31,	July 31,	Apr. 30,	Jan. 31,	Oct. 31,	July 31,	Apr. 30,	Jan. 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(in thousands, except per share amounts)

Statement of Operations Data
Net sales	$93,553	$96,903	$98,777	$72,241	$85,286	$91,307	$69,147	$57,244
Cost of sales	81,387	89,211	91,483	66,212	78,214	82,680	59,993	50,325

Gross margin	12,166	7,692	7,294	6,029	7,072	8,627	9,154	6,919
Selling, general and administrative	6,162	5,301	4,701	4,750	5,599	4,803	4,775	4,582

Operating income (loss)	6,004	2,391	2,593	1,279	1,473	3,824	4,379	2,337
Other income (expense), net	178	(118)	52	(87)	128	(247)	(137)	(156)

Income (loss) before provision (benefit) for income taxes	6,182	2,273	2,645	1,192	1,601	3,577	4,242	2,181
Provision (benefit) for income taxes	2,190	884	1,033	460	411	1,355	1,655	850

Net income (loss)	$3,992	$1,389	$1,612	$732	$1,190	$2,222	$2,587	$1,331

Net income (loss) per share:
Basic	$0.28	$0.10	$0.11	$0.05	$0.08	$0.16	$0.18	$0.09
Diluted	$0.28	$0.10	$0.11	$0.05	$0.08	$0.15	$0.18	$0.09
Number of shares used in per share computation:
Basic	14,408	14,405	14,403	14,375	14,329	14,300	14,294	14,293
Diluted	14,443	14,467	14,514	14,503	14,530	14,452	14,398	14,359

Liquidity and Capital Resources
     Operating activities for fiscal 2008, 2007 and 2006 provided cash flows of $5.3 million, $4.6 million, and $7.8 million. Fiscal year 2008 operating cash flows reflect our net income of $7.7 million, net noncash charges (depreciation and amortization, income from Maui Fresh, LLC, loss on disposal of fixed assets, provision for losses on accounts receivable, interest on deferred compensation, deferred income taxes, and stock compensation expense) of $3.5 million and a net decrease from changes in the non-cash components of our working capital accounts of approximately $5.9 million.
     Fiscal year 2008 decreases in operating cash flows, caused by working capital changes, include an increase in inventory of $5.6 million, an increase in accounts receivable of $1.4 million, an increase in advances to suppliers of $0.6 million, and an increase in prepaid expenses and other current assets of $0.1 million, partially offset by an increase in trade accounts payable and accrued expenses of $1.2 million, a decrease in income tax receivable of $0.5 million and a decrease in other assets totaling $0.1 million.
     The increase in our inventory balance is primarily related to a significant increase in Mexico inventory on hand at October 31, 2008, as compared to the same prior year period. Additionally, we also experienced a significant increase in finished processed products inventory based primarily on production exceeding sales during fiscal 2008, as compared to fiscal 2007.
     The increase in our accounts receivable balance as of October 31, 2008, when compared to October 31, 2007, primarily reflects significantly higher Mexican avocado sales recorded in the month of October 2008, as compared to October 2007. This increase is consistent with the expected larger Mexican avocado crop for fiscal 2008, as compared to fiscal 2007. The increase in our advances to suppliers as of October 31, 2008, as compared to October 31, 2007, primarily reflects additional advances made to certain growers.
     Cash used in investing activities was $7.5 million, $8.0 million, and $4.7 million for fiscal years 2008, 2007, and 2006. Fiscal year 2008 cash flows used in investing activities includes capital expenditures of $2.7 million and the acquisition of Hawaiian Sweet and Pride, net of cash acquired of $5.0 million, and a loan to Agricola Belher of $0.8 million. Such payments were partially offset by the collection of $1.0 million Agricola Belher, pursuant to our tomato agreements. See Note 15 and Note 17 to our consolidated financial statements.
     Cash provided by financing activities was $2.7 million and $4.2 million for fiscal years 2008 and 2007, while cash used in financing activities was $4.2 million for fiscal year 2006. Cash provided during fiscal year 2008 primarily includes proceeds from our non-collateralized, revolving credit facilities totaling $8.5 million, and $0.6 million related to stock option exercises. These cash receipts were partially offset, however, by the payment of a dividend totaling $5.0 million and payments related to our long-term obligations of $1.4 million.
     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of October 31, 2008 and 2007 totaled $1.5 million and $1.0 million. Our working capital at October 31, 2008 was $15.4 million, compared to $16.3 million at October 31, 2007.
     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. In May 2008 and October 2007, we renewed and/or extended our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. These two credit facilities expire in February 2012 and July 2009. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $40 million, with a weighted-average interest rate of 4.8% at October 31, 2008 and 5.8% at October 31, 2007. Under these credit facilities, we had $23.1 million and $10.6 million outstanding as October 31, 2008 and 2007, of which $13.0 million and $4.0 million was classified as a long-term liability as October 31, 2008 and 2007. These credit facilities contain various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at October 31, 2008.

     The following table summarizes contractual obligations pursuant to which we are required to make cash payments. The information is presented as of our fiscal year ended October 31, 2008:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (including interest)	$31,972	$2,565	$8,710	$16,977	$3,720
Revolving credit facilities	10,130	10,130	—	—	—
Defined benefit plan	279	46	92	92	49
Operating lease commitments	10,119	1,185	2,030	1,788	5,116

Total	$52,500	$13,926	$10,832	$18,857	$8,885

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
Impact of Recently Issued Accounting Pronouncements
     See Note 2 of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2008.

	Expected maturity date October 31,
(All amounts in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Assets
Cash and cash equivalents (1)	$1,509	$—	$—	$—	$—	$—	$1,509	$1,509
Accounts receivable (1)	27,717	—	—	—	—	—	27,717	27,717
Liabilities
Payable to growers (1)	$2,392	$—	$—	$—	$—	$—	$2,392	$2,392
Accounts payable (1)	4,567	—	—	—	—	—	4,567	4,567
Current borrowings pursuant to credit facilities (1)	10,130	—	—	—	—	—	10,130	10,130
Long-term borrowings pursuant to credit facilities (2)	—	—	—	13,000	—	—	13,000	14,356
Fixed-rate long-term obligations (3)	1,362	4,892	1,370	1,373	1,376	3,340	13,713	14,713

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Long-term borrowings pursuant to our credit facility bears interest at 4.9%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 2.2%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value by approximately $529,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 3.8% to 5.7% with a weighted-average interest rate of 5.1%. We believe that loans with a similar risk profile would currently yield a return of 3.2%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $456,000.
     We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.
     Our Mexican-based operations transact business in both Mexican pesos and U.S. dollars. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Consequently, the spot rate for the Mexican peso has a moderate impact on our operating results. However, we do not believe that this impact is sufficient to warrant the use of derivative instruments to hedge the fluctuation in the Mexican peso. Total foreign currency gains for fiscal 2008 and 2007, net of losses, was approximately $0.5 million and $0.1 million, while fiscal year 2006 net foreign currency loss did not exceed $0.1 million.

Item 8. Financial Statements and Supplementary Data
CALAVO GROWERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	October 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$1,509	$967
Accounts receivable, net of allowances of $2,213 (2008) and $2,271 (2007)	27,717	25,992
Inventories, net	14,889	8,359
Prepaid expenses and other current assets	5,155	4,911
Advances to suppliers	2,927	2,292
Income taxes receivable	992	1,539
Deferred income taxes	1,826	2,525

Total current assets	55,015	46,585
Property, plant, and equipment, net	37,709	20,888
Investment in Limoneira	29,904	48,962
Investment in Maui Fresh, LLC	682	403
Goodwill	3,591	3,591
Other assets	7,785	7,589

	$134,686	$128,018

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$2,392	$2,414
Trade accounts payable	4,567	2,643
Accrued expenses	16,104	12,227
Short-term borrowings	10,130	6,630
Dividend payable	5,047	5,030
Current portion of long-term obligations	1,362	1,307

Total current liabilities	39,602	30,251
Long-term liabilities:
Long-term obligations, less current portion	25,351	13,106
Deferred income taxes	4,216	10,658

Total long-term liabilities	29,567	23,764
Commitments and contingencies
Shareholders’ equity:
Common stock ($0.001 par value, 100,000 shares authorized; 14,419 and 14,371 shares outstanding at October 31, 2008 and 2007)	14	14
Additional paid-in capital	38,626	38,068
Accumulated other comprehensive income	3,943	15,664
Retained earnings	22,934	20,257

Total shareholders’ equity	65,517	74,003

	$134,686	$128,018

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended October 31,
	2008	2007	2006

Net sales	$361,474	$302,984	$273,723
Cost of sales	328,293	271,212	244,639

Gross margin	33,181	31,772	29,084
Selling, general and administrative	20,914	19,759	19,767

Operating income	12,267	12,013	9,317
Equity in earnings from Maui Fresh, LLC	279	174	79
Interest income	516	248	356
Interest expense	(1,485)	(1,346)	(943)
Other income, net	715	512	599

Income before provision for income taxes	12,292	11,601	9,408
Provision for income taxes	4,567	4,271	3,620

Net income	$7,725	$7,330	$5,788

Net income per share:
Basic	$0.54	$0.51	$0.40

Diluted	$0.53	$0.51	$0.40

Number of shares used in per share computation:
Basic	14,398	14,304	14,304

Diluted	14,481	14,435	14,354

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(All amounts in thousands)

	Year ended October 31,
	2008	2007	2006

Net income	$7,725	$7,330	$5,788

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	(19,058)	15,083	(11,755)
Income tax benefit (expense) related to items of other
comprehensive income (loss)	7,337	(5,712)	4,662

Other comprehensive income (loss), net of tax	(11,721)	9,371	(7,093)

Comprehensive income (loss)	$(3,996)	$16,701	$(1,305)

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

				Notes	Accumulated
			Additional	Receivable	Other
	Common Stock		Paid-in	From	Comprehensive	Retained
	Shares	Amount	Capital	Shareholders	Income	Earnings	Total

Balance, October 31, 2005	14,362	$14	$37,240	$(2,636)	$13,386	$16,742	$64,746
Exercise of stock options and income tax benefit of $146	51	—	403	—	—	—	403
Stock compensation expense	—	—	666	—	—	—	666
Unrealized loss on Limoneira investment, net	—	—	—	—	(7,093)	—	(7,093)
Retirement of common stock	(120)	—	(1,200)	—	—	—	(1,200)
Collections on shareholder notes receivable	—	—	—	206	—	—	206
Dividend declared to shareholders	—	—	—	—	—	(4,573)	(4,573)
Net income	—	—	—	—	—	5,788	5,788

Balance, October 31, 2006	14,293	14	37,109	(2,430)	6,293	17,957	58,943
Exercise of stock options and income tax benefit of $233	78	—	943	—	—	—	943
Stock compensation expense	—	—	16	—	—	—	16
Unrealized gain on Limoneira investment, net	—	—	—	—	9,371	—	9,371
Collections on shareholder notes receivable	—	—	—	2,430	—	—	2,430
Dividend declared to shareholders	—	—	—	—	—	(5,030)	(5,030)
Net income	—	—	—	—	—	7,330	7,330

Balance, October 31, 2007	14,371	14	38,068	—	15,664	20,257	74,003
Exercise of stock options and income tax benefit of $147	48	—	534	—	—	—	534
Stock compensation expense	—	—	24	—	—	—	24
Unrealized loss on Limoneira investment, net	—	—	—	—	(11,721)	—	(11,721)
Dividend declared to shareholders	—	—	—	—	—	(5,048)	(5,048)
Net income	—	—	—	—	—	7,725	7,725

Balance, October 31, 2008	14,419	$14	$38,626	$—	$3,943	$22,934	$65,517

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$7,725	$7,330	$5,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,657	2,391	2,326
Provision for losses on accounts receivable	20	473	14
Income from Maui Fresh, LLC	(279)	(174)	(79)
Interest on deferred consideration	75	—	—
Stock compensation expense	24	16	666
Loss on disposal of property, plant, and equipment	70	8	23
Deferred income taxes	940	378	767
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(1,400)	(2,263)	(4,963)
Inventories, net	(5,587)	2,210	(473)
Prepaid expenses and other current assets	(79)	1,023	(974)
Advances to suppliers	(635)	(886)	(265)
Income taxes receivable	461	816	(1,229)
Other assets	171	92	(1,286)
Payable to growers	(22)	(3,920)	4,581
Trade accounts payable and accrued expenses	1,155	(2,865)	2,923

Net cash provided by operating activities	5,296	4,629	7,819
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(2,674)	(2,950)	(4,513)
Loan to Agricola Belher	(750)	(5,000)	—
Collections from Agricola Belher	1,000	—	—
Acquisition of Hawaiian Sweet and Pride, net of cash acquired	(5,030)	—	—
Investment in Maui Fresh, LLC	—	—	(150)

Net cash used in investing activities	(7,454)	(7,950)	(4,663)
Cash Flows from Financing Activities:
Dividend paid to shareholders	(5,031)	(4,573)	(4,564)
Proceeds from line of credit borrowings, net	8,500	6,826	2,380
Proceeds from issuance of long-term debt	—	—	—
Payments on long-term obligations	(1,389)	(1,301)	(1,318)
Retirement of common stock	—	—	(1,200)
Proceeds from stock option exercises	387	710	257
Tax benefit of stock option exercises	233	146	—
Proceeds from collection of shareholder notes receivable	—	2,430	206

Net cash provided by (used in) financing activities	2,700	4,238	(4,239)

Net increase (decrease) in cash and cash equivalents	542	917	(1,083)
Cash and cash equivalents, beginning of year	967	50	1,133

Cash and cash equivalents, end of year	$1,509	$967	$50

Supplemental Information —
Cash paid during the year for:
Interest	$1,455	$1,310	$936

Income taxes	$2,504	$3,100	$4,091

Noncash Investing and Financing Activities:
Tax receivable increase related to stock option exercise	$147	$233	$146

Declared dividends payable	$5,047	$5,030	$4,573

Construction in progress included in trade accounts payable and accrued expenses	$259	$—	$438

Capital lease	$1,125	$—	$—

Fixed asset acquired with long term debt	$4,000	$—	$—

Unrealized holding gains (losses)	$(19,058)	$15,083	$(11,755)

In May 2008, we acquired all of the outstanding shares of Hawaiian Sweet, Inc. and all ownership interests of Hawaiian Pride, LLC for approximately $5.0 million, as well as approximately $7.1 million in deferred and contingent consideration and $0.6 million in deferred tax liabilities, plus acquisition costs of approximately $0.2 million. See Note 17 for further explanation. The following table summarizes the estimated fair values of the non-cash assets acquired and liabilities assumed at the date of acquisition.

(in thousands)	2008
Current assets	$1,303
Fixed assets	10,947
Intangible assets	1,310

Total non-cash assets acquired	13,560
Current liabilities assumed	809
Deferred tax liabilities	654
Deferred and contingent consideration	7,067

Net non-cash assets acquired	$5,030

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the business
Business
     Calavo Growers, Inc. (Calavo, the Company, we, us or our) procures and markets avocados and other perishable commodities and prepares and distributes processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our operating facilities in southern California, Texas, New Jersey, Arizona, and Mexico, we sort, pack, and/or ripen avocados for distribution both domestically and internationally. Additionally, we also distribute other perishable foods, such as tomatoes, pineapples and Hawaiian grown papayas, and prepare processed avocado products. We report our operations in two different business segments: (1) fresh products and (2) processed products.
2. Basis of Presentation and Significant Accounting Policies
     The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States.
     Our consolidated financial statements include the accounts of Calavo Growers, Inc. and our wholly owned subsidiaries, Calavo Foods, Inc., Calavo de Mexico S.A. de C.V., Calavo Foods de Mexico S.A. de C.V., Maui Fresh International, Inc. (Maui), Hawaiian Sweet, Inc. (“HS”) and Hawaiian Pride, LLC (“HP”). Effective November 2007, we dissolved our Calavo Foods, Inc. subsidiary. Such dissolution did not have any impact on our financial position or our results of operations. All intercompany accounts and transactions have been eliminated in consolidation.
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
Property, Plant, and Equipment
     Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are stated at cost and amortized over the lesser of their estimated useful lives or the term of the lease, using the straight-line method. Useful lives are as follows: buildings and improvements — 7 to 50 years; leasehold improvements — the lesser of the term of the lease or 7 years; equipment — 7 to 25 years; information systems hardware and software — 3 to 15 years. Significant repairs and maintenance that increase the value or extend the useful life of our fixed asset are capitalized. Replaced fixed assets are written off. Ordinary maintenance and repairs are charged to expense.
     We capitalize software development costs for internal use in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. We amortize such costs using the straight-line basis over estimated useful lives. The net book value of capitalized computer software costs was $0.3 million and $0.2 million as of October 31, 2008 and 2007 and the related depreciation expense was $0.1 million for the fiscal years ended October 31, 2008, 2007 and 2006.
Goodwill and Acquired Intangible Assets
     Goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We performed our annual assessment of goodwill and determined that no impairment existed as of October 31, 2008.
          At October 31, 2008, other assets in the accompanying consolidated condensed financial statements included the following intangible assets: customer-list, trade name and non-competition agreements of $1.9 million (accumulated amortization of $0.7 million) and brand name intangibles of $0.3 million. The customer-list, trade name and non-competition agreements are being amortized over periods up to ten years. The intangible asset related to the brand name currently has an indefinite life and, as a result, is not currently subject to amortization. We recorded amortization expense of approximately $247,000 and $119,000 for fiscal years 2008 and 2007, with $196,000, $166,000, 157,000, $143,000, and $143,000 of amortization expense expected for fiscal years 2009 through 2013. The remainder of approximately $405,000 will be amortized over fiscal years 2014 through 2018.
Long-lived Assets
     Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less then the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. We have evaluated our long-lived assets and determined that no impairment existed as of October 31, 2008.
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
     In August 2006, we entered into a joint venture agreement with San Rafael Distributing (SRD) for the purpose of the wholesale marketing, sale and distribution of fresh produce from the existing location of SRD at the Los Angeles Wholesale Produce Market (Terminal Market), located in Los Angeles, California. Such joint venture operates under the name of Maui Fresh International, LLC (Maui Fresh LLC) and commenced operations in August 2006. SRD and Calavo each have an equal one-half ownership interest in Maui Fresh, but SRD has overall management responsibility for the operations of Maui Fresh at the Terminal Market. We use the equity method to account for this investment.
     Commencing on the first anniversary of this agreement and continuing thereafter during the term of the agreement, Calavo has the unconditional right, but not the obligation, to purchase the one-half interest in Maui Fresh owned by SRD at a purchase price to be determined pursuant to the agreement. The term of the agreement is for five years, which may be extended, or terminated early, as defined. As of October 31, 2008 and 2007, we have advanced Maui Fresh approximately $0.7 million and $0.5 million (included in prepaid expenses and other current assets) for working capital purposes. Per the agreement, these advances were made at our own discretion and are expected to be paid back in cash.

Marketable Securities
     We account for marketable securities in accordance with provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). SFAS 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Our marketable securities consist of our investment in Limoneira Company (Limoneira) stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are carried at fair value as determined from quoted market prices. The estimated fair value, cost, and gross unrealized gain related to such investment was $29.9 million, $23.5 million and $6.4 million as of October 31, 2008. The estimated fair value, cost, and gross unrealized gain related to such investment was $49.0 million, $23.5 million and $25.5 million as of October 31, 2007.
Advances to Suppliers
     We advance funds to third-party growers primarily in Chile and Mexico for various farming needs. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. We continuously evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance. No such allowance was required at October 31, 2008, nor October 31, 2007.
Accrued Expenses
     Included in accrued expenses at October 31, 2008 are un-vouchered receipts and deferred consideration (see Note 17) of approximately $1.5 million and $3.6 million. Included in accrued expenses at October 31, 2007 are un-vouchered receipts of $1.9 million.
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
Promotional Allowances
     We provide for promotional allowances at the time of sale, based on our historical experience. Our estimates are generally based on evaluating the relationship between promotional allowances and gross sales. The derived percentage is then applied to the current period’s sales revenues in order to arrive at the appropriate debit to sales allowances for the period. The offsetting credit is made to accrued expenses. When certain amounts of specific customer accounts are subsequently identified as promotional, they are written off against this allowance. Actual amounts may differ from these estimates and such differences are recognized as an adjustment to net sales in the period they are identified.
Allowance for Accounts Receivable
     We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable.

Consignment Arrangements
     We frequently enter into consignment arrangements with avocado growers and packers located outside of the United States and growers of certain perishable products in the United States. Although we generally do not take legal title to these avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. Amounts recorded for each of the fiscal years ended October 31, 2008, 2007 and 2006 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2008	2007	2006

Sales	$49,189	$22,347	$10,127
Cost of Sales	45,739	20,640	8,943

Gross Margin	$3,450	$1,707	$1,184

Advertising Expense
     Advertising costs are expensed when incurred. Such costs in fiscal 2008, 2007, and 2006 were approximately $0.1 million, $0.1 million, and $0.4 million.
Other income, net
     Included in other income, net is dividend income totaling $0.6 million, $0.4 million and $0.4 million for fiscal years 2008, 2007, and 2006.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to valuation allowances for accounts receivable, goodwill, grower advances, inventories, long-lived assets, valuation of and estimated useful lives of identifiable intangible assets, stock-based compensation, promotional allowances and income taxes. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.
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
     In November 2008, we adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
     As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, the liability will be reversed and we will recognize a tax benefit during the period in which it is determined the liability no longer applies. Conversely, we record additional tax charges in a period in which it is determined that a recorded tax liability is less than the ultimate assessment is expected to be.

     The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from management’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.
     FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 did not have a material impact on our financial position and results of operations. See Note 10. Prior to fiscal 2008, we recorded estimated income tax liabilities to the extent they were probable and could be reasonably estimated.
Basic and Diluted Net Income per Share
     Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock options. The basic weighted-average number of common shares outstanding was 14,398,000, 14,304,000, and 14,304,000 for fiscal years 2008, 2007, and 2006. Diluted earnings per common share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock options, which were 83,000, 131,000, and 50,000 for fiscal years 2008, 2007 and 2006. There were no anti-dilutive options for fiscal years 2008, 2007 and 2006.
Stock-Based Compensation
     We account for awards of equity instruments issued to employees pursuant to SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.
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
     We measure the fair value of our stock option awards on the date of grant. The following assumptions were used in the estimated grant date fair value calculations for stock options:

	2008	2007
Risk-free interest rate	2.95%	3.25%
Expected volatility	28.24%	22.19%
Dividend yield	2.4%	3.1%
Expected life (years)	4.0	5.5
     For the years ended October 31, 2008, 2007 and 2006, we recognized compensation expense of $24,000, $16,000 and $666,000 related to stock-based compensation.
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

Foreign Currency Translation and Remeasurement
     Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries is the United States dollar. As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements are included in income. Gains and losses resulting from foreign currency transactions are also recognized currently in income. Total foreign currency gains for fiscal 2008 and 2007, net of losses, was approximately $0.5 million and $0.1 million, while fiscal year 2006 net foreign currency loss did not exceed $0.1 million.
Fair Value of Financial Instruments
     We believe that the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets. We believe that our fixed-rate long-term obligations have a fair value of approximately $14.7 million as of October 31, 2008, with a corresponding carrying value of approximately $13.7 million. In addition, our long-term borrowings pursuant to credit facilities have a fair value of approximately of $14.4 million, with a corresponding carrying value of approximately $13.0 million.
Derivative Financial Instruments
     We do not presently engage in derivative or hedging activities. In addition, we have reviewed agreements and contracts and have determined that we have no derivative instruments, nor do any of our agreements and contracts contain embedded derivative instruments, as of October 31, 2008.
Recent Accounting Pronouncements
     In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have an impact on our consolidated financial position, results of operations or cash flows.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other generally accepted account principles (GAAP). The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require us to adopt these provisions in our first quarter of fiscal 2010. We are currently evaluating the impact of adopting FSP 142-3 on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 requires expanded disclosures regarding the location and amount of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. SFAS 161 is effective for periods beginning on or after November 15, 2008. We do not believe that the adoption of SFAS 161 will have a material impact on our financial statement disclosures.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. We will adopt SFAS No. 160 no later than the first quarter of fiscal 2010. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial position and results of operations.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. We will adopt SFAS No. 141R no later than the first quarter of fiscal 2010 and it will apply prospectively to business combinations completed on or after that date.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and we will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We do not believe the adoption of SFAS 161 will have a significant impact on our financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position FAS 157-2 (FSP FAS 157-2) Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities, such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. We will adopt SFAS No. 157 no later than the first quarter of fiscal 2009. We are currently assessing the potential impact that adoption of SFAS No. 157 would have on our financial position and results of operations.
Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders. For the fiscal year ended October 31, 2008, other comprehensive loss includes the unrealized loss on our Limoneira investment totaling $11.7 million, net of income taxes. Limoneira’s stock price at October 31, 2008 equaled $173.00 per share. For the fiscal year ended October 31, 2007, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $9.4 million, net of income taxes. Limoneira’s stock price at October 31, 2007 equaled $283.25 per share. For the fiscal year ended October 31, 2006, other comprehensive loss includes the unrealized loss on our Limoneira investment totaling $7.1 million, net of income taxes. Limoneira’s stock price at October 31, 2006 equaled $196 per share.
Reclassifications
     Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.
3. Inventories
     Inventories consist of the following (in thousands):

	October 31,
	2008	2007

Fresh fruit	$6,019	$3,884
Packing supplies and ingredients	3,059	2,389
Finished processed foods	5,811	2,086

	$14,889	$8,359

     Cost of goods sold for fiscal year 2008 included a lower of cost or market adjustment of $0.1 million, which related primarily to a reduction in the cost of fresh fruit inventory. We did not have any lower of cost or market adjustments in fiscal 2007 or fiscal 2006.
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
4. Property, Plant, and Equipment
     Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2008	2007

Land	$7,179	$947
Buildings and improvements	17,769	13,976
Leasehold improvements	416	171
Equipment	43,311	35,449
Information systems — Hardware and software	5,270	4,689
Construction in progress	1,049	886

	74,994	56,118
Less accumulated depreciation and amortization	(37,285)	(35,230)

	$37,709	$20,888

     In April 2008, we entered into a capital lease for various fixed assets related to our Swedesboro, New Jersey facility. Such fixed assets are included in buildings and improvements and equipment at October 31, 2008, totaling $0.6 million and $0.5 million. Depreciation expense was $2.1 million, $2.0 million and $1.9 million for fiscal years 2008, 2007, and 2006, of which $0.1 million was related to depreciation on capital leases. We did not have any significant capital leases as of October 31, 2007.
     Effective July 2008, we purchased our previously leased fresh avocado packinghouse located in Uruapan, Michoacan, Mexico for $4.0 million, plus acquisition costs. We recorded approximately $0.9 million and $3.1 million in land and buildings and improvements related to this transaction. The building is currently being depreciated over a 40-year period.
5. Other Assets
     During 1999, we established a Grower Development Program whereby funds can be advanced to growers in exchange for their commitment to deliver a minimum volume of avocados on an annual basis. These commitments to deliver fruit generally extend over a multi-year period. During fiscal 2008 and fiscal 2007, no amounts were advanced pursuant to this program.$2.4 million and $2.7 million were included in other assets as of October 31, 2008 and October 31, 2007. Advances are not repaid and are amortized to cost of goods sold over the term of the related agreements, up to a maximum of approximately 11 years. The financial statements for fiscal years 2008, 2007 and 2006 include a charge of approximately $296,000, $304,000 and $298,000 representing the amortization of these advances.
6. Revolving Credit Facilities
     In May 2008 and October 2007, we renewed and/or extended our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. These two credit facilities expire in February 2012 and July 2009. Under the terms of these agreements, we are advanced funds for working capital, the purchase and installation of capital items, and/or other corporate needs of the Company. Total credit available under these combined borrowing agreements was $40 million, with a weighted-average interest rate of 4.8% at October 31, 2008 and 5.8% at October 31, 2007. Under these credit facilities, we had $23.1 million and $10.6 million outstanding as October 31, 2008 and 2007, of which $13.0 million and $4.0 million was classified as a long-term liability as October 31, 2008 and 2007. These credit facilities contain various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at October 31, 2008.

7. Employee Benefit Plans
     We sponsor two defined contribution retirement plans for salaried and hourly employees. Expenses for these plans approximated $604,000, $543,000, and $502,000 for fiscal years 2008, 2007 and 2006, which are included in selling, general and administrative expenses in the accompanying financial statements.
     We also sponsor a non-qualified defined benefit plan for two retired executives. Pension expenses, net of actuarial gains, approximated $36,000, $6,000, and $46,000 for the years ended October 31, 2008, 2007 and 2006. These amounts are included in selling, general and administrative expenses in the accompanying financial statements.
     Components of the change in projected benefit obligation for fiscal year ends consist of the following (in thousands):

	2008	2007

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$361	$414
Interest cost	20	23
Actuarial gain	(56)	(29)
Benefits paid	(46)	(47)

Projected benefit obligation at end of year (unfunded)	$279	$361

     The following is a reconciliation of the unfunded status of the plans at fiscal year ends included in accrued expenses (in thousands):

	2008	2007

Projected benefit obligation	$279	$361
Unrecognized net (gain) loss	—	—

Recorded pension liabilities	$279	$361

     Significant assumptions used in the determination of pension expense consist of the following:

	2008	2007
Discount rate on projected benefit obligation	7.00%	6.00%
8. Commitments and Contingencies
Commitments and guarantees
     We lease facilities and certain equipment under non cancelable operating leases expiring at various dates through 2021. We are committed to make minimum cash payments under these agreements as of October 31, 2008 as follows (in thousands):

2009	$1,185
2010	1,093
2011	937
2012	899
2013	889
Thereafter	5,116

$10,119

     Total rent expense amounted to approximately $1.7 million, $1.5 million and $1.5 million for the years ended October 31, 2008, 2007, and 2006. Rent to Limoneira, for our corporate office, amounted to approximately $0.2 million, $0.2 million, and $0.2 million for fiscal years 2008, 2007, and 2006. We are committed to rent our corporate facility through fiscal 2015 at an annual rental of $0.2 million per annum (subject to annual CPI increases, as defined).
     We indemnify our directors and officers and have the power to indemnify each of our employees and other agents, to the maximum extent permitted by applicable law. The maximum amount of potential future payments under such indemnifications is not determinable. No amounts have been accrued in the accompanying financial statements.

     In August 2008, we entered into a lease for a facility that will ultimately replace our distribution center in San Antonio, Texas. This facility is located in Garland, Texas and is presently under construction. Per the agreement, both we and the landlord must make improvements to the facility totaling approximately $3.1 million, of which we are responsible for approximately $1.5 million. As of October 31, 2008, we have recorded approximately $0.6 million in construction in progress (included in fixed assets) related to these improvements. The term of the lease is for 10 years, with two five year options to extend at our choice. The lease will commence once we take possession, which is expected to be in the 2nd quarter of fiscal 2009. We anticipate that rent will be less than $0.1 million per month throughout the life of the lease, but final amounts are not determinable until construction is complete. As such, no amounts have been included in the minimum cash payments table above.
Litigation
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000 and December 31, 2004. We have received assessments totaling approximately $2.0 million and $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000 related to the tax year 2000 assessment, which we declined. Based primarily on discussions with legal counsel and the evaluation of our claim, we maintain our belief that the Hacienda’s position has no merit and that we will prevail. Accordingly, no amounts have been provided for in the financial statements as of October 31, 2008. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to Hacienda in regards to this assessment.
     IRS examination— We are currently under examination by the Internal Revenue Service for the year ended October 31, 2005. We do not believe that the results of such examination will have a material adverse impact on our financial statements.
     From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
9. Related-Party Transactions
     We sell papayas obtained from an entity previously owned by our Chairman of the Board of Directors, Chief Executive Officer and President. Sales of papayas amounted to approximately $5,887,000, and $4,822,000 for the years ended October 31, 2007 and 2006, resulting in gross margins of approximately $547,000, and $285,000. Net amounts due to this entity approximated $438,000 at October 31, 2007. On May 30, 2008, we acquired all of the outstanding shares of this entity. Sales of papayas through the acquisition date amounted to approximately $4,383,000, resulting in gross margins of approximately $323,000. See Note 17 for further discussion.
     Certain members of our Board of Directors market avocados through Calavo pursuant to our customary marketing agreements. During the years ended October 31, 2008, 2007 and 2006, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors, was $11.9 million, $9.7 million, and $17.2 million. Accounts payable to these Board members were $0.4 million and $0.2 million as of October 31, 2008 and 2007.
     During fiscal 2008, 2007 and 2006, we received $0.6 million, $0.4 million, and $0.4 million as dividend income from Limoneira.
10. Income Taxes
     The income tax provision consists of the following for the years ended October 31 (in thousands):

	2008	2007	2006
Current:
Federal	$2,639	$2,865	$2,423
State	615	817	598
Foreign	251	211	63

Total current	3,505	3,893	3,084
Deferred	1,062	378	536

Total income tax provision	$4,567	$4,271	$3,620

     At October 31, 2008 and 2007, gross deferred tax assets totaled approximately $2.5 million and $3.1 million, while gross deferred tax liabilities totaled approximately $4.9 million and $11.3 million. Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

     Significant components of our deferred taxes as of October 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Allowances for accounts receivable	$1,014	$2,021
Inventories	305	127
State taxes	166	126
Intangible assets	11	—
Accrued liabilities	330	251

Current deferred income taxes	$1,826	$2,525

Property, plant, and equipment	(2,151)	(1,029)
Intangible assets	(222)	(180)
Unrealized gain, Limoneira investment	(2,511)	(9,848)
Retirement benefits	362	150
Stock-based compensation	286	287
Other	20	(38)

Long-term deferred income taxes	$(4,216)	$(10,658)

     A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income is as follows:

	2008	2007	2006

Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effects	4.3	5.0	4.8
Foreign income taxes greater (less) than U.S.	(1.2)	(1.3)	(0.8)
Benefit of lower federal tax brackets	(0.6)	(0.7)	(0.7)
Other	(0.3)	(1.2)	0.2

	37.2%	36.8%	38.5%

     We intend to reinvest our accumulated foreign earnings, which approximated $5.2 million at October 31, 2008, indefinitely. As a result, we have not provided any deferred income taxes on such unremitted earnings. For fiscal years 2008, 2007 and 2006, income before income taxes related to domestic operations was approximately $10.9 million, $10.6 million, and $8.9 million. For fiscal years 2008, 2007 and 2006, income before income taxes related to foreign operations was approximately $1.4 million, $1.0 million and $0.5 million.
     Effective November 1, 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of our reassessment of our tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity.
     As of October 31, 2008, we provided a liability of $0.1 million for unrecognized tax benefits related to various federal and state income tax matters. The tax effected amount would reduce our effective income tax rate if recognized.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at November 1, 2007	$61
Additions for tax positions of prior years	46

Balance at October 31, 2008	$107

     We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. For fiscal 2008, we did not record any significant accrued interest and penalties.
     We are subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. We are currently under examination by the Internal Revenue Service for the October 31, 2005 tax year.

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

	Fresh	Processed
	products	products	Total
	(All amounts are presented in thousands)
Year ended October 31, 2008
Net sales	$315,667	$45,807	$361,474
Cost of sales	293,444	34,849	328,293

Gross margin	$22,223	$10,958	$33,181

Year ended October 31, 2007
Net sales	$261,325	$41,659	$302,984
Cost of sales	239,864	31,348	271,212

Gross margin	$21,461	$10,311	$31,772

Year ended October 31, 2006
Net sales	$236,889	$36,834	$273,723
Cost of sales	218,216	26,423	244,639

Gross margin	$18,673	$10,411	$29,084

     For fiscal years 2008, 2007 and 2006, inter-segment sales and cost of sales of $23.5 million, $21.1 million, and $15.8 million were eliminated in consolidation.
     The following table sets forth sales by product category, by segment (in thousands):

	Year ended October 31, 2008
	Fresh	Processed
	products	products	Total
Third-party sales:
California avocados	$102,461	$—	$102,461
Imported avocados	135,977	—	135,977
Tomatoes	19,609	—	19,609
Pineapples	15,944	—	15,944
Papayas	8,120	—	8,120
Diversified products	2,364	—	2,364
Processed — food service	—	38,233	38,233
Processed — retail and club	—	13,924	13,924

Total fruit and product sales to third-parties	284,475	52,157	336,632
Freight and other charges	31,263	1,397	32,660

Total third-party sales	315,738	53,554	369,292
Less sales incentives	(71)	(7,747)	(7,818)

Total net sales to third-parties	315,667	45,807	361,474
Intercompany sales	13,881	9,585	23,466

Net sales	$329,548	$55,392	384,940

Intercompany sales eliminations			(23,466)

Consolidated net sales			$361,474

	Year ended October 31, 2007
	Fresh	Processed
	products	products	Total
Third-party sales:
California avocados	$95,130	$—	$95,130
Imported avocados	120,588	—	120,588
Tomatoes	8,837	—	8,837
Pineapples	24	—	24
Papayas	5,887	—	5,887
Diversified products	4,062	—	4,062
Processed — food service	—	38,338	38,338
Processed — retail and club	—	10,706	10,706

Total fruit and product sales to third-parties	234,528	49,044	283,572
Freight and other charges	26,816	739	27,555

Total third-party sales	261,344	49,783	311,127
Less sales incentives	(19)	(8,124)	(8,143)

Total net sales to third-parties	261,325	41,659	302,984
Intercompany sales	13,020	8,123	21,143

Net sales	$274,345	$49,782	324,127

Intercompany sales eliminations			(21,143)

Consolidated net sales			$302,984

	Year ended October 31, 2006
	Fresh	Processed
	Products	Products	Total

Third-party sales:
California avocados	$140,995	$—	$140,995
Imported avocados	51,191	—	51,191
Papayas	4,822	—	4,822
Diversified products	9,543	—	9,543
Processed — food service	—	34,021	34,021
Processed — retail and club	—	10,454	10,454

Total fruit and product sales	206,551	44,475	251,026
to third-parties	30,383	637	31,020

Freight and other charges
Total third-party sales	236,934	45,112	282,046
Less sales incentives	(45)	(8,278)	(8,323)

Total net sales to third-parties	236,889	36,834	273,723
Intercompany sales	9,532	6,227	15,759

Net sales	$246,421	$43,061	289,482

Intercompany sales eliminations			(15,759)

Consolidated net sales			$273,723

     Long-lived assets attributed to geographic areas as of October 31 are as follows (in thousands):

	United States	Mexico	Consolidated
2008	$21,560	$16,149	$37,709
2007	$8,807	$12,081	$20,888
     Sales to customers outside the United States were approximately $27.3 million, $17.9 million and $13.8 million for the three years ended October 31, 2008.

12. Long-Term Obligations
     Long-term obligations at fiscal year ends consist of the following (in thousands):

	2008	2007
Farm Credit West, PCA, term loan, bearing interest at 5.7%	$9,100	$10,400
Farm Credit West, PCA, long-term portion of revolving credit facility (Note 6)	13,000	4,000
Capital Lease, bearing interest at 4.3% at October 31, 2008 (Note 4)	1,088	—
Deferred and contingent consideration related to acquisition, deferred consideration bearing interest at 3.8% at October 31, 2008 (Note 17)	3,525	—
Other	—	13

	26,713	14,413
Less current portion	(1,362)	(1,307)

	$25,351	$13,106

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
     Such term loan contains various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at October 31, 2008.
     At October 31, 2008, annual debt payments are scheduled as follows (in thousands):

Total
Year ending October 31:
2009	$1,362
2010	4,892
2011	1,370
2012	14,373
2013	1,376
Thereafter	3,340

$26,713

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
     A summary of stock option activity is as follows (in thousands, except for share amounts):

		Weighted-Average
	Number of Shares	Exercise Price
Outstanding at October 31, 2005	100	$6.00
Exercised	(51)	$5.04

Outstanding at October 31, 2006	49	$7.00

Outstanding at October 31, 2007	49	$7.00

Exercised	(25)	$7.00
Forfeited	(24)	$7.00

Outstanding at October 31, 2008	—

     We terminated this plan during fiscal 2007 and no options remain outstanding as of October 31, 2008.
The Employee Stock Purchase Plan
     The employee stock purchase plan was approved by our Board of Directors and shareholders. Participation in the employee stock purchase plan is limited to employees. The plan provides the Board of Directors, or a plan administrator, the right to make available up to 2,000,000 shares of common stock at a price not less than fair market value. In March 2002, the Board of Directors awarded selected employees the opportunity to purchase up to 474,000 shares of common stock at $7.00 per share, the closing price of our common stock on the date prior to the grant. The plan also permits us to advance all or some of the purchase price of the purchased stock to the employee upon the execution of a full-recourse note at prevailing interest rates. These awards expired in April 2002, with 84 participating employees electing to purchase approximately 279,000 shares. There was no activity related to such plan since this award.
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
     In December 2006, our Board of Directors approved the issuance of options to acquire a total of 20,000 shares of our common stock to two members of our Board of Directors. Each grant to acquire 10,000 shares vests in increments of 2,000 per annum over a five-year period and has an exercise price of $10.46 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $10.46. The estimated fair market value of such option grant was approximately $40,000. The total compensation cost not yet recognized as of October 31, 2008 was not significant.
     In May 2008, our Board of Directors approved the issuance of options to acquire a total of 58,000 shares of our common stock to three members of our Board of Directors. Each grant vests in equal increments over a five-year period and has an exercise price of $14.58 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $14.58. The estimated fair market value of such option grants were approximately $184,000. The total compensation cost not yet recognized as of October 31, 2008 was approximately $169,000, which will be recognized over the remaining service period of 55 months
     A summary of stock option activity is as follows (in thousands, except for share amounts):

		Weighted-Average	Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Fair-Value	Intrinsic Value
Outstanding at October 31, 2005	400	$9.10
Forfeited	(9)	$9.10

Outstanding at October 31, 2006	391	$9.10
Granted	20	$10.46	$2.06/share
Exercised	(78)	$9.10

Outstanding at October 31, 2007	333	$9.18
Granted	58	$14.58	$3.18/share
Forfeited	(8)	$10.46
Exercised	(23)	$9.22

Outstanding at October 31, 2008	360	$10.02		$295

Exercisable at October 31, 2008	294	$9.11		$295

     The weighted average remaining life of such outstanding options is 2.9 years and the total intrinsic value of options exercised during fiscal 2008 was $0.2 million. The fair value of shares vested during the year ended October 31, 2008 and 2007 was not significant, while the fair value of shares vested during the year ended October 31, 2006 was approximately $4.0 million.
14. Dividends
     On December 23, 2008, we paid a $0.35 per share dividend in the aggregate amount of $5.0 million to shareholders of record on December 9, 2008. On January 2, 2008, we paid a $0.35 per share dividend in the aggregate amount of $5.0 million to shareholders of record on December 15, 2007.
15. Agreements with Tomato Grower
     In June 2007, we entered into a distribution agreement with Agricola Belher (Belher) of Mexico, a well-established quality producer of fresh vegetables, primarily tomatoes, for export to the U.S. market. Pursuant to such distribution agreement, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our Arizona facility. In exchange, we agreed to sell and distribute such tomatoes, advance $2 million to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. The agreement also allows for us to advance additional amounts to Belher at our sole discretion. All advances that remain outstanding as of June 2009 are immediately due and payable. As of October 31, 2008 and 2007, we have advanced $2 million to Belher (included in advances to suppliers) pursuant to this agreement. We record gross revenues related to this agreement, as we believe we are acting more like the principal in these sales transactions (principally primary obligor, inventory loss and delivery risk, latitude in establishing prices, and determination of product specifications).
     We also entered into an infrastructure agreement in June 2007 with Belher in order to significantly increase production yields and fruit quality. Pursuant to this agreement, we are to advance up to $5 million to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned by Belher, as well as packing line equipment. Advances incur interest at 8.8% at October 31, 2008. During fiscal 2008, we collected $1.0 million and advanced an additional $0.8 million to Belher, resulting in a total receivable from Belher of $4.8 million, of which $1.2 million is included in prepaid expenses and other current assets and $3.6 million is included in other long-term assets as of October 31 2008. Belher is to annually repay these advances in no less than 20% increments through July 2012. In addition, the agreement allows for up to an additional $1.0 million advance to take place during the last five months of each of our fiscal years 2008 through 2010, but they are subject to certain conditions and are to be made at our sole discretion. Belher is to annually repay these advances in full on or before each of July 2008 through July 2010. Interest is to be paid monthly or annually, as defined. Belher may prepay, without penalty, all or any portion of the advances at any time.
16. Agreement with Pineapple Grower
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
     The agreement calls for us to provide certain advances, as defined, and return the proceeds from such pineapple sales to MPC, net of our commission, fees, and incentives, if applicable. The term of this agreement is generally for 12 months and automatically renews for a 12-month period, unless terminated, as defined. Our initial agreement expired in December 2008 and we are currently re-negotiating such agreement.
17. Business Acquisitions
     Calavo and Lecil E. Cole, Suzanne Cole-Savard, Guy Cole, Eric Weinert, and Lecil E. Cole and Mary Jeanette Cole, as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993 (the “Cole Trust”) (collectively, the “Sellers”), have entered into an Acquisition Agreement, dated May 19, 2008 (the “Acquisition Agreement”), which sets forth the terms and conditions pursuant to which Calavo purchased all of the outstanding shares of Hawaiian Sweet, Inc. (“HS”) and all ownership interests of Hawaiian Pride, LLC (“HP”). HS and HP engage in tropical-product packing and processing operations in Hawaii. The Acquisition Agreement provides, among other things, that as a result of the Acquisition Agreement, Calavo shall make an initial purchase price payment in the aggregate amount of $3,500,000 for both entities. Calavo made the initial payment on May 20, 2008. Calavo shall also make two additional annual payments, ranging from $2,500,000 to $4,500,000 each, based on certain operating results (the “Earn-Out Payment(s)”), as defined. Mr. Cole is President, Chief Executive Officer, and Chairman of the Board of Directors of Calavo. Pursuant to SFAS 141, Business Combinations, we recorded approximately $7.1 million as a liability related to deferred and contingent consideration to the Sellers, of which $3.6 million was recorded in accrued expenses, $3.5 million is recorded in long-term obligations, less current portion, and $0.6 million as deferred tax liabilities. Total liabilities recorded as a result of the acquisition was $7.7 million.
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
     Concurrently with the execution of the Acquisition Agreement, Calavo and the Cole Trust entered into an Agreement and Escrow Instructions for Purchase and Sale of Real Property (the “Real Estate Contract”), dated the same date as the acquisition agreement, pursuant to which Calavo purchased from the Cole Trust approximately 727 acres of agricultural land located in Pahoa, Hawaii for a purchase price of $1,500,000, which Calavo paid on May 19, 2008. The Real Estate Contract also closed on May 30, 2008.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). We obtained third-party valuations for the long-term assets acquired and incurred approximately $0.2 million in acquisition costs.
At May 30, 2008

Current assets	$1,498
Property, plant, and equipment	10,947
Intangible assets	1,310

Total assets acquired	13,755

Current liabilities	(809)
Deferred tax liabilities	(654)

Net assets acquired	12,292
Deferred consideration	(4,709)
Contingent consideration	(2,358)

Net cash paid as of May 30, 2008	$5,225

     Of the $1,310,000 of intangible assets, $1,140,000 was assigned to customer contract/relationships with a weighted average life of 8 years, $100,000 to trade names with an average life of 8 years and $70,000 to non-competition agreements with an average life of 3 years.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Calavo Growers, Inc.
We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. and subsidiaries (the “Company”) as of October 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2008. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calavo Growers, Inc. and subsidiaries at October 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calavo Growers Inc.’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 13, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
January 13, 2009

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2008.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2008. Our internal control over financial reporting as of October 31, 2008 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Calavo Growers, Inc.
We have audited Calavo Growers, Inc.’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Calavo Growers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Calavo Growers, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheets of Calavo Growers, Inc. as of October 31, 2008 and 2007 and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2008 of Calavo Growers Inc., and our report dated January 13, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
January 13, 2009

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
Item 10. Directors, Executive Officers, and Corporate Governance
     The names of our executive officers and their ages, titles and biographies are incorporated by reference from Part I, above.
     The following information is included in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after our fiscal year end of October 31, 2008 (the “Proxy Statement”) and is incorporated herein by reference:
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The following consolidated financial statements as of October 31, 2008 and 2007 and for each of the three years in the period ended October 31, 2008 are included herewith:
Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity, Notes to Consolidated Financial Statements, and Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.
     (2) Supplemental Schedules
Schedule II — Valuation and Qualifying Accounts
All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.
     (3) Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]
2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[6]
3.1	Articles of Incorporation of Calavo Growers, Inc. [1]
3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[3]
10.1	Form of Marketing Agreement for Calavo Growers, Inc.[7]
10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]
10.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]
10.4	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]
10.5	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[4]
10.6	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]
10.7	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[4]
10.8	Term Loan Agreement dated April 9, 2008 (effective date May 1, 2008) between Farm Credit West, PCA, and Calavo Growers, Inc.
10.9	2005 Stock Incentive Plan Of Calavo Growers, Inc.[5]
10.10	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.11	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.12	2001 Stock Option Plan for Directors.[2]
10.13	2001 Stock Purchase Plan for Officers and Employees.[2]
10.14	Business Loan Agreement between Bank of America, N.A. and Calavo

Exhibit
Number	Description

Growers, Inc., dated October 15, 2007[8]
10.15	First Amendment Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated August 28, 2008
10.16	Form of Stock Option Agreement[9]
10.17	Acquisition Agreement between Calavo Growers, Inc., a California corporation and Lecil E. Cole, Eric Weinert, Suzanne Cole-Savard, Guy Cole, and Lecil E. Cole and Mary Jeanette Cole, acting jointly and severally as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993, also known as the Lecil E. and Mary Jeanette Cole Revocable 1993 Trust dated May 19, 2008[10]
21.1	Subsidiaries of Calavo Growers, Inc. [1]
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

2	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

3	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

4	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

5	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

6	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

7	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

8	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8K and incorporated herein by reference.

9	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

10	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
(b) Exhibits
     See subsection (a) (3) above.
(c) Financial Statement Schedules
     See subsection (a) (1) and (2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 13, 2009.
          CALAVO GROWERS, INC

By:	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 13, 2009 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Lecil E. Cole Lecil E. Cole	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

/s/ Arthur J. Bruno Arthur J. Bruno	Chief Operating Officer, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

/s/ James E. Snyder James E. Snyder	Corporate Controller (Principal Accounting Officer)

/s/ Donald M. Sanders Donald M. Sanders	Director

/s/ Fred J. Ferrazzano Fred J. Ferrazzano	Director

/s/ John M. Hunt John M. Hunt	Director

/s/ George H. Barnes George H. Barnes	Director

/s/ J. Link Leavens J. Link Leavens	Director

/s/ Alva V. Snider Alva V. Snider	Director

/s/ Michael D. Hause Michael D. Hause	Director

/s/ Dorcas H. McFarlane Dorcas H. McFarlane	Director

/s/ Egidio Carbone, Jr Egidio Carbone, Jr	Director

/s/ Steven W. Hollister Steven W. Hollister	Director

/s/ Harold Edwards Harold Edwards	Director

/s/ Scott Van Der Kar Scott Van Der Kar	Director

SCHEDULE II
CALAVO GROWERS, INC.
VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Fiscal year	Balance at			Balance at
	ended	beginning			end
	October 31:	of year	Additions(1)	Deductions(2)	of year

Allowance for customer deductions	2006	$2,150	$5,147	$5,952	$1,345
	2007	1,345	6,449	6,465	1,329
	2008	1,329	7,065	7,163	1,231

Allowance for doubtful accounts	2006	538	56	106	488
	2007	488	473	19	942
	2008	942	93	53	982

(1)	Charged to net sales (customer deductions) or costs and expenses (doubtful accounts).

(2)	Write-off of assets or collection of previously written-off assets

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]
2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[6]
3.1	Articles of Incorporation of Calavo Growers, Inc. [1]
3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[3]
10.1	Form of Marketing Agreement for Calavo Growers, Inc.[7]
10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]
10.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]
10.4	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]
10.5	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[4]
10.6	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]
10.7	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[4]
10.8	Term Loan Agreement dated April 9, 2008 (effective date May 1, 2008) between Farm Credit West, PCA, and Calavo Growers, Inc.
10.9	2005 Stock Incentive Plan Of Calavo Growers, Inc.[5]
10.10	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.11	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.12	2001 Stock Option Plan for Directors.[2]
10.13	2001 Stock Purchase Plan for Officers and Employees.[2]
10.14	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated October 15, 2007[8]
10.15	First Amendment Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated August 28, 2008
10.16	Form of Stock Option Agreement[9]
10.17	Acquisition Agreement between Calavo Growers, Inc., a California corporation and Lecil E. Cole, Eric Weinert, Suzanne Cole-Savard, Guy Cole, and Lecil E. Cole and Mary Jeanette Cole, acting jointly and severally as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993, also known as the Lecil E. and Mary Jeanette Cole Revocable 1993 Trust dated May 19, 2008[10]
21.1	Subsidiaries of Calavo Growers, Inc. [1]
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

2	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

3	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

4	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

5	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

6	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

7	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

8	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8K and incorporated herein by reference.

9	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

10	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.