Form 10-K/A
period 2008-10-31
CALAVO GROWERS INC
filed 2009-01-27
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
     Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $188.4 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of November 30, 2008 was 14,418,833.
Documents Incorporated by Reference
     Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which we intend to hold on April 22, 2009 are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2008.

EXPLANATORY NOTE
Calavo Growers, Inc. (the Company) is filing this Amendment No. 1 (the Amendment) to its annual report on Form 10-K for the year ended October 31, 2008 (the Original Form 10-K), which was filed with the U.S. Securities and Exchange Commission on January 14, 2009, for the sole purpose of referencing Exhibit 10.8, as shown in Part IV, Item 15. Exhibits and Financial Statement Schedules, to a previously filed Form 8-K, as well as file Exhibit 10.15. The corrected exhibits, filed as Exhibits 10.8 and 10.15 to this Amendment, supersede the exhibit schedule initially filed with the Original Form 10-K.
Except as described above, no other changes have been made to the Original Form 10-K and the Company has not updated any disclosures to reflect events which may have occurred after the filing of the Original Form 10-K.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
     Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]

2.2
Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[6]

3.1	Articles of Incorporation of Calavo Growers, Inc.[1]

3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[3]

10.1	Form of Marketing Agreement for Calavo Growers, Inc.[7]

10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California.[1]

10.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]

10.4
Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]

10.5	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[4]

10.6	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]

10.7	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. and Limoneira Company[4]

10.8	Term Loan Agreement dated April 9, 2008 (effective date May 1, 2008) between Farm Credit West, PCA, and Calavo Growers, Inc.[11]

10.9	2005 Stock Incentive Plan Of Calavo Growers, Inc.[5]

10.10	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California.[1]

10.11	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California.[1]

10.12	2001 Stock Option Plan for Directors.[2]

10.13	2001 Stock Purchase Plan for Officers and Employees.[2]

10.14	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated October 15, 2007[8]

10.15	First Amendment Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated August 28, 2008

10.16	Form of Stock Option Agreement[9]

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

21.1	Subsidiaries of Calavo Growers, Inc.[1]

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

2	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

3	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

4	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

5	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

6	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

7	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

8	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8K and incorporated herein by reference.

9	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

10	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

11	Previously filed on May 8, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 26, 2009.

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

3.1	Articles of Incorporation of Calavo Growers, Inc.[1]

3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[3]

10.1	Form of Marketing Agreement for Calavo Growers, Inc.[7]

10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California.[1]

10.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]

10.4
Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]

10.5	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[4]

10.6	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]

10.7	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. and Limoneira Company[4]

10.8	Term Loan Agreement dated April 9, 2008 (effective date May 1, 2008) between Farm Credit West, PCA, and Calavo Growers, Inc.[11]

10.9	2005 Stock Incentive Plan Of Calavo Growers, Inc.[5]

10.10	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California.[1]

10.11	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California.[1]

10.12	2001 Stock Option Plan for Directors.[2]

10.13	2001 Stock Purchase Plan for Officers and Employees.[2]

10.14	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated October 15, 2007[8]

10.15	First Amendment Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated August 28, 2008

10.16	Form of Stock Option Agreement[9]

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

21.1	Subsidiaries of Calavo Growers, Inc.[1]

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

2	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

3	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

4	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

5	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

6	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

7	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10K and incorporated herein by reference.

8	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8K and incorporated herein by reference.

9	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10Q and incorporated herein by reference.

10	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

11	Previously filed on May 8, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.