Form 10-Q
period 2009-01-31
CALAVO GROWERS INC
filed 2009-03-12
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☑
Registrant’s number of shares of common stock outstanding as of January 31, 2009 was 14,422,833

CAUTIONARY STATEMENT
     This Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “will,” and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: increased competition, conducting substantial amounts of business internationally, pricing pressures on agricultural products, adverse weather and growing conditions confronting avocado growers, new governmental regulations, as well as other risks and uncertainties, including but not limited to those set forth in Part I., Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events, or otherwise.

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	January 31,	October 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,385	$1,509
Accounts receivable, net of allowances of $2,315 (2009) and $2,213 (2008)	28,175	27,717
Inventories, net	13,425	14,889
Prepaid expenses and other current assets	5,344	5,155
Advances to suppliers	5,712	2,927
Income taxes receivable	—	992
Deferred income taxes	1,826	1,826

Total current assets	55,867	55,015
Property, plant, and equipment, net	37,849	37,709
Investment in Limoneira Company	27,657	29,904
Investment in Maui Fresh, LLC	778	682
Goodwill	3,591	3,591
Other assets	7,660	7,785

	$133,402	$134,686

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$572	$2,392
Trade accounts payable	2,576	4,567
Accrued expenses	19,490	16,104
Income tax payable	1,618	—
Short-term borrowings	10,510	10,130
Dividend payable	—	5,047
Current portion of long-term obligations	1,363	1,362

Total current liabilities	36,129	39,602
Long-term liabilities:
Long-term obligations, less current portion	25,356	25,351
Deferred income taxes	3,346	4,216

Total long-term liabilities	28,702	29,567
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,423 (2009) and 14,419 (2008) issued and outstanding	14	14
Additional paid-in capital	38,677	38,626
Accumulated other comprehensive income	2,566	3,943
Retained earnings	27,314	22,934

Total shareholders’ equity	68,571	65,517

	$133,402	$134,686

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three months ended
	January 31,
	2009	2008

Net sales	$70,647	$72,241
Cost of sales	58,188	66,212

Gross margin	12,459	6,029
Selling, general and administrative	5,300	4,750

Operating income	7,159	1,279
Interest expense	(326)	(348)
Other income, net	255	261

Income before provision for income taxes	7,088	1,192
Provision for income taxes	2,708	460

Net income	$4,380	$732

Net income per share:
Basic	$0.30	$0.05

Diluted	$0.30	$0.05

Number of shares used in per share computation:
Basic	14,419	14,375

Diluted	14,429	14,503

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	January 31,
	2009	2008

Net income	$4,380	$732

Other comprehensive loss, before tax:
Unrealized investment holding losses arising during period	(2,247)	(10,933)
Income tax benefit related to items of other comprehensive loss	870	4,220

Other comprehensive loss, net of tax	(1,377)	(6,713)

Comprehensive income (loss)	$3,003	$(5,981)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Three months ended January 31,
	2009	2008

Cash Flows from Operating Activities:
Net income	$4,380	$732
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	749	567
Provision for losses on accounts receivable	88	—
Income from Maui Fresh, LLC	(96)	(58)
Interest on deferred consideration	45	—
Stock compensation expense	8	2
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(546)	(5,652)
Inventories, net	1,464	(3,993)
Prepaid expenses and other current assets	(189)	(1,398)
Advances to suppliers	(2,785)	(45)
Income taxes receivable	999	531
Other assets	(21)	(28)
Payable to growers	(1,820)	(691)
Income taxes payable	1,618	—
Trade accounts payable and accrued expenses	1,333	4,565

Net cash provided by (used in) operating activities	5,227	(5,468)
Cash Flows from Investing Activities:
Loan to Agricola Belher	—	(450)
Acquisitions of and deposits on property, plant, and equipment	(704)	(436)

Net cash used in investing activities	(704)	(886)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(5,047)	(5,032)
Proceeds from revolving credit facilities, net	380	11,820
Payments on long-term obligations	(16)	—
Exercise of stock options	36	266

Net cash provided by (used in) financing activities	(4,647)	7,054

Net increase (decrease) in cash and cash equivalents	(124)	700
Cash and cash equivalents, beginning of period	1,509	967

Cash and cash equivalents, end of period	$1,385	$1,667

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$7	$115

Construction in progress included in trade accounts payable	$39	$33

Unrealized investment holding losses	$(2,247)	$(10,933)

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
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.
Recently Adopted Accounting Pronouncements
     In November 2008, we adopted Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS No. 157), for our financial assets and liabilities. Our adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or liquidity.
     SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.
     SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that we use to measure fair value:
•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.
     In accordance with FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), we elected to defer, until November 2009, the adoption of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations, or liquidity.
     Under the SFAS 157 hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth our financial assets (there are no liabilities requiring disclosure) as of January 31, 2009 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$27,657	—	—	$27,657

Total assets at fair value	$27,657	$—	$—	$27,657

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Unrealized gain and losses are recognized through other comprehensive income. Unrealized investment holding losses arising during the quarter ended January 31, 2009 was $2.2 million.
     In November 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. We already record our marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities. The adoption of SFAS No. 159 did not have an impact on our condensed consolidated financial statements, as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.
Recently Issued Accounting Standards
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
2. Information regarding our operations in different segments
     We report our operations in two different business segments: fresh products and processed products. These two business segments are presented based on how information is used by our president to measure performance and allocate resources. The fresh products segment includes all operations that involve the distribution of avocados and other perishable food products. The processed products segment represents all operations related to the purchase, manufacturing, and distribution of processed avocado products. Additionally, selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our president in the aggregate. We do not allocate assets, or specifically identify them to, our operating segments. Prior period amounts have been reclassified to conform to the current period presentation. The following table sets forth sales by product category, by segment (in thousands):

	Three months ended January 31, 2009			Three months ended January 31, 2008
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
California avocados	$1,699	$—	$1,699	$1,621	$—	$1,621
Imported avocados	37,999	—	37,999	42,182	—	42,182
Tomatoes	4,005	—	4,005	6,110	—	6,110
Pineapples	3,527	—	3,527	3,073	—	3,073
Papayas	2,207	—	2,207	1,762	—	1,762
Diversified products	1,548	—	1,548	386	—	386
Processed — food service	—	8,037	8,037	—	9,362	9,362
Processed — retail and club	—	4,026	4,026	—	3,025	3,025

Total fruit and product sales to third-parties	50,985	12,063	63,048	55,134	12,387	67,521
Freight and other charges	9,197	285	9,482	6,627	240	6,867

Total third-party sales	60,182	12,348	72,530	61,761	12,627	74,388
Less sales incentives	(23)	(1,860)	(1,883)	(1)	(2,146)	(2,147)

Total net sales to third-parties	60,159	10,488	70,647	61,760	10,481	72,241
Intercompany sales	4,110	2,007	6,117	4,306	2,455	6,761

Net sales before eliminations	$64,269	$12,495	76,764	$66,066	$12,936	79,002

Intercompany sales eliminations			(6,117)			(6,761)

Consolidated net sales			$70,647			$72,241

	Fresh	Processed
	products	products	Total
	(All amounts are presented in thousands)
Three months ended January 31, 2009
Net sales	$60,159	$10,488	$70,647
Cost of sales	51,370	6,818	58,188

Gross margin	$8,789	$3,670	$12,459

Three months ended January 31, 2008
Net sales	$61,760	$10,481	$72,241
Cost of sales	58,329	7,883	66,212

Gross margin	$3,431	$2,598	$6,029

3. Inventories
     Inventories consist of the following (in thousands):

	January 31,	October 31,
	2009	2008

Fresh fruit	$4,410	$6,019
Packing supplies and ingredients	3,112	3,059
Finished processed foods	5,903	5,811

	$13,425	$14,889

     During the three month periods ended January 31, 2009 and 2008, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.

4. Related party transactions
     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended January 31, 2009 and 2008, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.1 million and $0.2 million. Amounts payable to these board members were less than $0.1 million and $0.4 million as of January 31, 2009 and October 31, 2008.
     During the first quarter of fiscal 2009 and 2008, we received $0.1 million as dividend income from Limoneira.
5. Other assets
     At January 31, 2009, other assets in the accompanying consolidated condensed financial statements included the following intangible assets: customer-related, trade name and non-competition agreements of $2.2 million (accumulated amortization of $0.8 million) and brand name intangibles of $0.3 million. The customer-related, trade name and non-competition agreements are being amortized over periods up to ten years. The intangible asset related to the brand name currently has an indefinite life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $125,000 for the remainder of fiscal 2009, with $166,000, $157,000, 143,000, and $143,000 of amortization expense for fiscal years 2010 through 2013. The remainder of approximately $405,000 will be amortized over fiscal years 2014 through 2018.
6. Stock-Based Compensation
     We have one active stock-based compensation plan under which employees and directors may be granted options to purchase shares of our common stock. Stock options are granted with exercise prices of not less than the fair market value at grant date, generally vest over one to five years and generally expire five years after the grant date. We settle stock option exercises with newly issued shares of common stock.
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
     In December 2008, our Board of Directors approved the issuance of options to acquire a total of 10,000 shares of our common stock to one member of our Board of Directors. Such grant vests in equal increments over a five-year period and has an exercise price of $8.05 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $8.05. The estimated fair market value of such option grant was approximately $37,000. The total compensation cost not yet recognized as of January 31, 2009 was approximately $35,000, which will be recognized over the remaining service period of 58 months.
     We measure the fair value of our stock option awards on the date of grant. The following assumptions were used in the estimated grant date fair value calculations for such stock options:

2009
Risk-free interest rate	2.02%
Expected volatility	67.95%
Dividend yield	4.3%
Expected life (years)	4.0

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
     A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Fair-Value	Intrinsic Value
Outstanding at October 31, 2008	360	$10.02
Granted	10	$8.05	$3.67
Exercised	(4)	$9.10

Outstanding at January 31, 2009	366	$9.98		$998

Exercisable at January 31, 2009	290	$9.11		$940

     At January 31, 2009, outstanding stock options had a weighted-average remaining contractual term of 2.8 years. At January 31, 2009, exercisable stock options had a weighted-average remaining contractual term of 1.6 years. The total cash received from employees/directors as a result of stock option exercises during the three-month period ended January 31, 2009 totaled less than $0.1 million. The total recognized stock-based compensation expense was insignificant for the three months ended January 31, 2009.
7. Other events
Dividend payment
     On December 23, 2008 we paid a $0.35 per share dividend in the aggregate amount of $5.0 million to shareholders of record on December 9, 2008.
Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000 and December 31, 2004. We have received assessments totaling approximately $2.0 million and $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000 related to the tax year 2000 assessment, which we declined. Based primarily on discussions with legal counsel and the evaluation of our claim, we maintain our belief that the Hacienda’s position has no merit and that we will prevail. Accordingly, no amounts have been provided in the financial statements as of January 31, 2009. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to this assessment.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended October 31, 2008 of Calavo Growers, Inc. (we, Calavo, or the Company).
Recent Developments
Dividend payment
     On December 23, 2008 we paid a $0.35 per share dividend in the aggregate amount of $5.0 million to shareholders of record on December 9, 2008.
Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000 and December 31, 2004. We have received assessments totaling approximately $2.0 million and $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000 related to the tax year 2000 assessment, which we declined. Based primarily on discussions with legal counsel and the evaluation of our claim, we maintain our belief that the Hacienda’s position has no merit and that we will prevail. Accordingly, no amounts have been provided in the financial statements as of January 31, 2009. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to this assessment.
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
Net Sales
     The following table summarizes our net sales by business segment for each of the three-month periods ended January 31, 2009 and 2008:

	Three months ended January 31,
(in thousands)	2009	Change	2008

Net sales to third-parties:
Fresh products	$60,159	(2.6)%	$61,760
Processed products	10,488	0.1%	10,481

Total net sales	$70,647	(2.2)%	$72,241

As a percentage of net sales:
Fresh products	85.2%		85.5%
Processed products	14.8%		14.5%

	100.0%		100.0%

     Net sales for the first quarter of fiscal 2009, compared to fiscal 2008, decreased by $1.6 million, or 2.2%. The decrease in fresh product sales during the first quarter of fiscal 2009 was primarily related to decreased sales of Chilean sourced avocados, as well as tomatoes. These decreases were partially offset, however, by increased sales from Mexican and California sourced avocados, additional sales related to the acquisitions of Hawaiian Sweet, Inc. (HS) and Hawaiian Pride, LLC (HP), as well as pineapples. While the procurement of fresh avocados related to our fresh products segment is very seasonal, our processed products business is generally not subject to a seasonal effect. For the related three-month period, our processed products business stayed relatively consistent with the prior year. This consistency was due to a decrease in total pounds of product sold, offset by a net increase in sales prices.
     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.
Fresh products
     Net sales delivered by the business decreased by approximately $1.6 million, or 2.6%, for the first quarter of fiscal 2009, when compared to the same period for fiscal 2008. As discussed above, this decrease in fresh product sales during the first quarter of fiscal 2009 was primarily related to decreased sales of Chilean sourced avocados (due to decrease in size of the Chilean avocado crop for 2008/2009 due primarily to poor weather conditions), as well as tomatoes (the increase in units sold was offset by the decrease in sales price due to high volume). These decreases were partially offset, however, by increased sales from Mexican and California sourced avocados, additional sales related to the acquisitions of Hawaiian Sweet, Inc. (HS) and Hawaiian Pride, LLC (HP), as well as pineapples.
     Sales of Chilean sourced avocados decreased $2.4 million, or 55.9%, for the first quarter of 2009, when compared to the same prior year period. This decrease was primarily related to the decrease in the volume of Chilean fruit sold of 2.0 million pounds, or 52.5%. This decrease was primarily related to the significantly smaller size of the Chilean avocado crop. The price per pound experienced a marginal decrease for the first quarter of fiscal 2009, when compared to the same period for fiscal 2008.
     Sales of tomatoes decreased $2.1 million, or 34.4%, for the first quarter of fiscal 2009, when compared to the same period for fiscal 2008. The decrease in sales for tomatoes is primarily due to the decrease in the average per carton selling price by 55.9%. This was partially offset by an increase in the volume of tomatoes by approximately 0.2 million cartons, or 47.9%, when compared to the same prior year period. We attribute some of this decrease in the per carton selling price to the volume of tomatoes in the U.S. marketplace.
     Partially offsetting such decreases was an increase in sales of Mexican sourced avocados, which increased $0.6 million, or 1.2%, for the first quarter of 2009, when compared to the same prior year period. The increase in Mexican sourced avocados was primarily related to an increase in the volume of Mexican fruit sold of 9.8 million pounds, or 27.3%, when compared to the same prior year period. We attribute some of this increase to the anticipated large Mexican avocado crop for fiscal 2009. Such increase was partially offset, however, by a decrease in the average selling price per carton of Mexican avocados, which decreased approximately 20.5% when compared to the same prior year period. We attribute much of this decrease on the realized and expected size of the Mexican avocado crop.
     Sales of California sourced avocados increased $0.1 million, or 5.5% for the first quarter of fiscal 2009, when compared to the same period for fiscal 2008. This increase is primarily related to a 4.5% increase in pounds of avocados sold, when compared to the same prior year period. The average selling price, on a per carton basis, of California avocados sold remained consistent when compared to the same prior year period.
     The additional sales in our first quarter of 2009 related to the acquisitions of HS and HP, when compared to the related party, pre-acquisition papaya sales for the first quarter of 2008, totaled $0.4 million, or 23.7%.
     Sales of pineapples increased $0.5 million, or 16.5% for the first quarter of fiscal 2009, when compared to the same period for fiscal 2008. The increase in sales for pineapples is primarily due to an increase in volume by 13.9%

when compared to the same prior year period. The per carton sales price for pineapples remained consistent with the prior year.
     We anticipate that California avocado sales will experience a seasonal increase during our second fiscal quarter of 2009, as compared to the first fiscal quarter of 2009.
     We anticipate that net sales related to non-California sourced avocados, tomatoes, and pineapples will remain consistent during our second fiscal quarter of 2009, as compared to the first fiscal quarter of 2009, with the exception of Chilean avocados, which we anticipate to experience a seasonal decrease.
Processed products
     For the quarter ended January 31, 2009 when compared to the same period for fiscal 2008, sales to third-party customers stayed relatively consistent with the prior year period. This consistency is primarily related to a 13.1% decrease in total pounds sold. The decrease in pounds sold primarily related to a decrease in the sale of our frozen guacamole products, which decreased approximately 26.2%, but was partially offset by an increase in the pounds sold of our high-pressure guacamole products, which increased approximately 10.5% when compared to the same prior year period. This remaining decrease in sales was substantially offset by an increase in the average selling price per pound of 13.4% for our first fiscal quarter of 2009 when compared to the same prior year period.
     Based primarily on the slowing economy in the United States, we believe that retail sales, as a percentage of total net processed product sales, may increase in the future.
Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three-month periods ended January 31, 2009 and 2008:

	Three months ended January 31,
(in thousands)	2009	Change	2008

Gross margins:
Fresh products	$8,789	156.2%	$3,431
Processed products	3,670	41.3%	2,598

Total gross margins	$12,459	106.7%	$6,029

Gross profit percentages:
Fresh products	14.6%		5.6%
Processed products	35.0%		24.8%
Consolidated	17.6%		8.3%
     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $6.4 million, or 106.7%, for the first quarter of fiscal 2009 when compared to the same period for fiscal 2008. These increases were attributable to improvements in both our fresh products and our processed products segments.
     During our first fiscal quarter of 2009, as compared to the same prior year period, the increase in our fresh products segment gross margin percentage was primarily related to a significant decrease in fruit costs for Mexican sourced avocados, as well as a decrease in substantially all operating costs related to our Mexican operations. These decreases are primarily related to the anticipated large Mexican avocado crop, as well as the considerable strengthening of the U.S. Dollar compared to the Mexican Peso. Additionally, during our first quarter of 2009, when compared to the prior year period, we experienced an increase in the volume of Mexican sourced avocados sold by 9.8 million pounds or 27.3%. Combined, these had the effect of decreasing our per pound costs, which, as a result, positively impacted gross margins. These decreases were partially offset by a decrease in per carton sales prices for Mexican avocados of 20.5%.
     The processed products gross profit percentages for the first quarter of fiscal 2009, as compared to the same prior year period, increased primarily as a result of lower fruit and operating costs, partially offset by a decrease in total pounds sold. As discussed above, the anticipated large Mexican avocado crop, as well as the considerable strengthening of the U.S. Dollar compared to the Mexican Peso, significantly decreased our per pound costs.
Selling, General and Administrative

	Three months ended January 31,
(in thousands)	2009	Change	2008

Selling, general and administrative	$5,300	11.6%	$4,750
Percentage of net sales	7.5%		6.6%
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.6 million, or 11.6%, for the three months ended January 31, 2009, when compared to the same period for fiscal 2008. This increase was primarily related to higher corporate costs, including, but not limited to, costs related to an increase in salaries and benefits (totaling approximately $0.3 million), and as well as an increase in expected management bonuses (totaling approximately $0.3 million).
Other Income, net

	Three months ended January 31,
(in thousands)	2009	Change	2008

Other income, net	$255	(2.3)%	$261
Percentage of net sales	0.4%		0.4%
     Other income, net, includes interest income and expense generated in connection with our financing and operating activities, as well as certain other transactions that are outside of the course of normal operations. For the three months ended January 31, 2009, other income, net, includes dividend income of $0.1 million from Limoneira Company, as well as $0.1 million of income from Maui Fresh, LLC.
Provision for Income Taxes

	Three months ended January 31,
(in thousands)	2009	Change	2008

Provision for income taxes	$2,708	488.7%	$460
Percentage of income before provision for income taxes	38.2%		38.6%
     For the first three months of fiscal 2009, our provision for income taxes was $2.7 million, as compared to $0.5 million for the comparable prior year period. We expect our effective tax rate to be approximately 38% during fiscal 2009.
Liquidity and Capital Resources
     Cash provided by operating activities was $5.2 million for the three months ended January 31, 2009, compared to $5.5 million used in operations for the similar period in fiscal 2008. Operating cash flows for the three months ended January 31, 2009 reflect our net income of $4.4 million, net non-cash charges (depreciation and amortization, stock compensation expense, provision for losses on accounts receivable, interest on deferred consideration, and income from Maui, LLC) of $0.8 million and a net increase in the noncash components of our operating capital of approximately $0.1 million.
     Our operating capital increase includes a net increase in income tax payable of $2.6 million, a decrease in inventory of $1.5 million, and an increase in trade accounts payable and accrued expenses of $1.3 million, partially offset by an increase in advances to suppliers of $2.8 million, a decrease in payable to growers of $1.8 million, an increase in accounts receivable of $0.5 million, and an increase in prepaid expenses and other current assets of $0.2 million.
     The increase in our advances to suppliers, as of January 31, 2009, when compared to October 31, 2008, primarily reflects advances made to Agricola Belher related to the receipt of tomatoes. The decrease in payable to our growers primarily reflects a decrease in California fruit delivered in the month of January 2009, as compared to October 31, 2008. The decrease in inventory is primarily related to a decrease in the fresh fruit on hand at January 31, 2009. This was primarily driven by less fruit being delivered for California sourced avocados in the month of January 2009, as well as an increase in the volume of Mexican avocados sold during our first fiscal quarter of 2009. The decrease in income tax receivable and the increase in income tax payable primarily relates to income from operations through the three months ended January 31, 2009.
     Cash used in investing activities was $0.7 million for the three months ended January 31, 2009 and related principally to the purchase of property, plant and equipment items.
     Cash used by financing activities was $4.6 million for the three months ended January 31, 2009, which related principally to the payment of our $5.0 million dividend, which was partially offset by $0.4 million provided from our net borrowings on our lines of credit.
     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of January 31, 2009 and October 31, 2008 totaled $1.4 million and $1.5 million. Our working capital at January 31, 2009 was $19.7 million, compared to $15.4 million at October 31, 2008.
     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. expire in February 2012 and July 2009. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $40 million, with a weighted-average interest rate of 2.6% and 4.8% at January 31, 2009 and October 31, 2008. Under these credit facilities, we had $23.5 million and $23.1 million outstanding as January 31, 2009 and October 31, 2008, of which $13.0 million was classified as a long-term liability as January 31, 2009 and October 31, 2008. These credit facilities contain various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at January 31, 2009. We believe we will renew our Bank of America, N.A agreement in our second or third fiscal quarters of 2009.
Contractual Obligations
     There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2008. For a summary of the contractual obligations at October 31, 2008, see Part II, Item 7, page 27 in our 2008 Annual Report on Form 10-K.
Impact of Recently Issued Accounting Pronouncements
     See footnote 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2009.

	Expected maturity date January 31,
(All amounts in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Assets
Cash and cash equivalents (1)	$1,385	$—	$—	$—	$—	$—	$1,385	$1,385
Accounts receivable (1)	28,175	—	—	—	—	—	28,175	28,175

Liabilities
Payable to growers (1)	$572	$—	$—	$—	$—	$—	$572	$572
Accounts payable (1)	2,576	—	—	—	—	—	2,576	2,576
Current borrowings pursuant to credit facilities (1)	10,510	—	—	—	—	—	10,510	10,510
Long-term borrowings pursuant to credit facilities (2)	—	—	—	13,000	—	—	13,000	13,278
Fixed-rate long-term obligations (3)	1,346	4,914	1,370	1,373	1,376	3,340	13,719	15,081

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Long-term borrowings pursuant to our credit facility bears interest at 2.0%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 1.4%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value by approximately $497,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 3.8% to 5.7% with a weighted-average interest rate of 5.1%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $475,000.
     We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.
     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. Based on the recent and significant decrease in the valuation of the Mexican peso to the U.S. dollar, however, we are currently considering the use of derivative instruments to hedge the fluctuation in the Mexican peso in our fiscal 2009. Total foreign currency translation gains and losses for each of the three years in the period ended October 31, 2008, as well as the three-months ended January 31, 2009, do not exceed $0.5 million.
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
     There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results of operations.
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

Calavo Growers, Inc. (Registrant)
Date: March 11, 2009	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: March 11, 2009	By	/s/ Arthur J. Bruno
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