Form 10-Q
period 2009-04-30
CALAVO GROWERS INC
filed 2009-06-08
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant’s number of shares of common stock outstanding as of April 30, 2009 was 14,422,833

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

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	April 30,	October 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$4,975	$1,509
Accounts receivable, net of allowances of $2,331 (2009) and $2,213 (2008)	36,712	27,717
Inventories, net	15,616	14,889
Prepaid expenses and other current assets	6,038	5,155
Advances to suppliers	11,349	2,927
Income tax receivable	—	992
Deferred income taxes	1,826	1,826

Total current assets	76,516	55,015
Property, plant, and equipment, net	38,223	37,709
Investment in Limoneira Company	22,817	29,904
Investment in Maui Fresh, LLC	907	682
Goodwill	3,591	3,591
Other assets	7,543	7,785

	$149,597	$134,686

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$6,219	$2,392
Trade accounts payable	7,545	4,567
Accrued expenses	28,949	16,104
Income tax payable	1,887	—
Short-term borrowings	6,720	10,130
Dividend payable	—	5,047
Current portion of long-term obligations	1,365	1,362

Total current liabilities	52,685	39,602
Long-term liabilities:
Long-term obligations, less current portion	25,362	25,351
Deferred income taxes	1,458	4,216

Total long-term liabilities	26,820	29,567
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,423 (2009) and 14,419 (2008) issued and outstanding	14	14
Additional paid-in capital	38,689	38,626
Accumulated other comprehensive income (loss)	(387)	3,943
Retained earnings	31,776	22,934

Total shareholders’ equity	70,092	65,517

	$149,597	$134,686

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,
	2009	2008	2009	2008

Net sales	$86,829	$98,777	$157,476	$171,018
Cost of sales	73,890	91,483	132,078	157,695

Gross margin	12,939	7,294	25,398	13,323
Selling, general and administrative	5,535	4,701	10,835	9,451

Operating income	7,404	2,593	14,563	3,872
Interest expense	(291)	(346)	(617)	(694)
Other income, net	366	398	621	659

Income before provision for income taxes	7,479	2,645	14,567	3,837
Provision for income taxes	3,017	1,033	5,725	1,493

Net income	$4,462	$1,612	$8,842	$2,344

Net income per share:
Basic	$0.31	$0.11	$0.61	$0.16

Diluted	$0.31	$0.11	$0.61	$0.16

Number of shares used in per share computation:
Basic	14,423	14,403	14,421	14,389

Diluted	14,508	14,514	14,495	14,504

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended		Six months ended
	April 30,		April 30,
	2009	2008	2009	2008

Net income	$4,462	$1,612	$8,842	$2,344

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	(4,840)	5,186	(7,087)	(5,748)
Income tax benefit (expense) related to items of other comprehensive income (loss)	1,888	(2,235)	2,757	2,218

Other comprehensive income (loss), net of tax	(2,952)	2,951	(4,330)	(3,530)

Comprehensive income (loss)	$1,510	$4,563	$4,512	$(1,186)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended April 30,
	2009	2008

Cash Flows from Operating Activities:
Net income	$8,842	$2,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,489	1,120
Provision for losses on accounts receivable	79	—
Income from Maui Fresh LLC	(225)	(137)
Interest on deferred consideration	91	—
Stock compensation expense	20	4
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(9,074)	(10,601)
Inventories, net	(727)	(6,574)
Prepaid expenses and other current assets	(883)	(1,016)
Advances to suppliers	(8,422)	(8,881)
Income taxes receivable	999	1,364
Other assets	(19)	91
Payable to growers	3,827	7,189
Trade accounts payable and accrued expenses	15,776	16,379
Income taxes payable	1,887	—

Net cash provided by operating activities	13,660	1,282
Cash Flows from Investing Activities:
Loan to Agricola Belher	—	(450)
Acquisitions of and deposits on property, plant, and equipment	(1,742)	(990)

Net cash used in investing activities	(1,742)	(1,440)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(5,047)	(5,032)
Proceeds from (payments on) revolving credit facilities, net	(3,410)	6,620
Exercise of stock options	36	275
Payments on long-term obligations	(31)	(14)

Net cash provided by (used in) financing activities	(8,452)	1,849

Net increase in cash and cash equivalents	3,466	1,691
Cash and cash equivalents, beginning of period	1,509	967

Cash and cash equivalents, end of period	$4,975	$2,658

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$7	$118

Capital lease obligations	$—	$1,125

Unrealized investment holding losses	$(7,087)	$(5,748)

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
Recently Adopted Accounting Pronouncements
     In March 2008, we adopted Statement of Financial Accounting Standard (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 requires expanded disclosures regarding the location and amount of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. The adoption of SFAS No. 161 did not have an impact on our condensed consolidated financial statements and related disclosures.
     In November 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), for our financial assets and liabilities. Our adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or liquidity.
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
     SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that we use to measure fair value:
•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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
     Under the SFAS 157 hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth our financial assets (there are no liabilities requiring disclosure) as of April 30, 2009 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$22,817	—	—	$22,817

Total assets at fair value	$22,817	$—	$—	$22,817

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at April 30, 2009 and October 31, 2008, equaled $132.00 per share and $173.00 per share. Unrealized gain and losses are recognized through other comprehensive income. Unrealized pre-tax investment holding losses arising during the three and six month period ended April 30, 2009 was $4.8 million and $7.1 million.
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
     In December 2008, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. We will adopt SFAS No. 160 no later than the first quarter of fiscal 2010. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial position and results of operations.
     In December 2008, the FASB issued SFAS No. 141 (revised 2008), Business Combinations (SFAS No. 141R), which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. We will adopt SFAS No. 141R no later than the first quarter of fiscal 2010 and it will apply prospectively to business combinations completed on or after that date.
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

     The following table sets forth sales by product category, by segment (in thousands):

	Six months ended April 30, 2009			Six months ended April 30, 2008
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
Avocados	$91,899	$—	$91,899	$106,020	$—	$106,020
Tomatoes	12,536	—	12,536	17,005	—	17,005
Pineapples	6,729	—	6,729	7,854	—	7,854
Papayas	4,246	—	4,246	3,795	—	3,795
Diversified products	2,245	—	2,245	691	—	691
Processed — food service	—	17,141	17,141	—	18,719	18,719
Processed — retail and club	—	7,455	7,455	—	5,868	5,868

Total fruit and product sales to third-parties	117,655	24,596	142,251	135,365	24,587	159,952
Freight and other charges	18,586	528	19,114	14,736	577	15,313

Total third-party sales	136,241	25,124	161,365	150,101	25,164	175,265
Less sales incentives	(42)	(3,847)	(3,889)	(18)	(4,229)	(4,247)

Total net sales to third-parties	136,199	21,277	157,476	150,083	20,935	171,018
Intercompany sales	8,171	3,803	11,974	8,104	4,806	12,910

Net sales before eliminations	$144,369	$25,081	169,450	$158,187	$25,741	183,928

Intercompany sales eliminations			(11,974)			(12,910)

Consolidated net sales			$157,476			$171,018

	Three months ended April 30, 2009			Three months ended April 30, 2008
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
Avocados	$52,201	$—	$52,201	$62,217	$—	$62,217
Tomatoes	8,531	—	8,531	10,895	—	10,895
Pineapples	3,202	—	3,202	4,781	—	4,781
Papayas	2,039	—	2,039	2,033	—	2,033
Diversified products	697	—	697	305	—	305
Processed — food service	—	9,104	9,104	—	9,357	9,357
Processed — retail and club	—	3,429	3,429	—	2,843	2,843

Total fruit and product sales to third-parties	66,670	12,533	79,203	80,231	12,200	92,431
Freight and other charges	9,389	243	9,632	8,109	337	8,446

Total third-party sales	76,059	12,776	88,835	88,340	12,537	100,877
Less sales incentives	(19)	(1,987)	(2,006)	(17)	(2,083)	(2,100)

Total net sales to third-parties	76,040	10,789	86,829	88,323	10,454	98,777
Intercompany sales	4,061	1,796	5,857	3,798	2,351	6,149

Net sales before eliminations	$80,100	$12,586	92,686	$92,121	$12,805	104,926

Intercompany sales eliminations			(5,857)			(6,149)

Consolidated net sales			$86,829			$98,777

     The following table sets forth net sales, cost of sales, and gross margins by segment (in thousands):

	Fresh	Processed
	products	products	Total

Six months ended April 30, 2009
Net sales	$136,199	$21,277	$157,476
Cost of sales	118,386	13,692	132,078

Gross margin	$17,813	$7,585	$25,398

Six months ended April 30, 2008
Net sales	$150,083	$20,935	$171,018
Cost of sales	142,008	15,687	157,695

Gross margin	$8,075	$5,248	$13,323

For six months ended April 30, 2009 and 2008, inter-segment sales and cost of sales of $12.0 million and $12.9 million were eliminated.

	Fresh	Processed
	products	products	Total

Three months ended April 30, 2009
Net sales	$76,040	$10,789	$86,829
Cost of sales	67,016	6,874	73,890

Gross margin	$9,024	$3,915	$12,939

Three months ended April 30, 2008
Net sales	$88,323	$10,454	$98,777
Cost of sales	83,679	7,804	91,483

Gross margin	$4,644	$2,650	$7,294

For three months ended April 30, 2009 and 2008, inter-segment sales and cost of sales of $5.9 million and $6.1 million were eliminated.
3. Inventories
     Inventories consist of the following (in thousands):

	April 30,	October 31,
	2009	2008

Fresh fruit	$7,417	$6,019
Packing supplies and ingredients	2,941	3,059
Finished processed foods	5,258	5,811

	$15,616	$14,889

     During the three and six month periods ended April 30, 2009 and 2008, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.
4. Related party transactions
     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended April 30, 2009 and 2008, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $1.2 million and $1.4 million. During the six months ended April 30, 2009 and 2008, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $1.2 million and $1.6 million. Amounts payable to these board members were $0.6 million and $0.4 million as of April 30, 2009 and October 31, 2008.
     During the three months ended April 30, 2008, we received $0.1 million as dividend income from Limoneira. During the six months ended April 30, 2009 and 2008, we received $0.1 million as dividend income from Limoneira.
5. Other assets
     At April 30, 2009, other assets in the accompanying consolidated condensed financial statements included the following intangible assets: customer-related, trade name and non-competition agreements of $2.2 million (accumulated amortization of $0.8 million), including brand name intangibles of $0.3 million. The customer-related, trade name and non-competition agreements are being amortized over periods up to ten years. The intangible asset related to the brand name currently has an indefinite life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $83,000 for the remainder of fiscal 2009, with $166,000, $157,000, 143,000, and $143,000 of amortization expense for fiscal years 2010 through 2013. The remainder of approximately $405,000 will be amortized over fiscal years 2014 through 2018.
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
     In December 2008, our Board of Directors approved the issuance of options to acquire a total of 10,000 shares of our common stock to one member of our Board of Directors. Such grant vests in equal increments over a five-year period and has an exercise price of $8.05 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $8.05. The estimated fair market value of such option grant was approximately $37,000. The total compensation cost not yet recognized as of April 30, 2009 was approximately $34,000, which will be recognized over the remaining service period of 55 months.
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

     A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Fair-Value	Intrinsic Value
Outstanding at October 31, 2008	360	$10.02
Granted	10	$8.05	$3.67
Exercised	(4)	$9.10

Outstanding at April 30, 2009	366	$9.98		$1,488

Exercisable at April 30, 2009	290	$9.11		$1,412

     At April 30, 2009, outstanding stock options had a weighted-average remaining contractual term of 2.5 years. At April 30, 2009, exercisable stock options had a weighted-average remaining contractual term of 1.3 years. The total cash received from employees/directors as a result of stock option exercises during the three and six month periods ended April 30, 2009 totaled less than $0.1 million. The total recognized stock-based compensation expense was insignificant for the three months and six months ended April 30, 2009.
7. Other events
Dividend payment
     On December 23, 2008 we paid a $0.35 per share dividend in the aggregate amount of $5.0 million to shareholders of record on December 9, 2008.
Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000 and December 31, 2004. We have received assessments totaling approximately $2.0 million and $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000 related to the tax year 2000 assessment, which we declined. In the second quarter of 2009, we won our most recent appeal case for the tax year ended December 31, 2000. The Hacienda, however, is expected to appeal that decision.
     In the second quarter of 2009, the Hacienda initiated an examination related to tax year ended December 31, 2007 as well. Based on our success from the most recent appeal case, discussions with legal counsel and the evaluation of our claim, we maintain our belief that the Hacienda’s position has no merit and that we will prevail. Accordingly, no amounts have been provided in the financial statements as of April 30, 2009. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to this assessment.
     IRS examination — The Internal Revenue Service has concluded their examination for the year ended October 31, 2005. No changes noted.
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
Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000 and December 31, 2004. We have received assessments totaling approximately $2.0 million and $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000 related to the tax year 2000 assessment, which we declined. In the second quarter of 2009, we won our most recent appeal case for the tax year ended December 31, 2000. The Hacienda, however, is expected to appeal that decision.
     In the second quarter of 2009, the Hacienda initiated an examination related to tax year ended December 31, 2007 as well. Based on our success from the most recent appeal case, discussions with legal counsel and the evaluation of our claim, we maintain our belief that the Hacienda’s position has no merit and that we will prevail. Accordingly, no amounts have been provided in the financial statements as of April 30, 2009. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to this assessment.
     IRS examination — The Internal Revenue Service has concluded their examination for the year ended October 31, 2005. No changes noted.
     From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Net Sales
     The following table summarizes our net sales by business segment for each of the three and six month periods ended April 30, 2009 and 2008:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2009	Change	2008	2009	Change	2008

Net sales to third-parties:
Fresh products	$76,040	(13.9)%	$88,323	$136,199	(9.3)%	$150,083
Processed products	10,789	3.2%	10,454	21,277	1.6%	20,935

Total net sales	$86,829	(12.1)%	$98,777	$157,476	(7.9)%	$171,018

As a percentage of net sales:
Fresh products	87.6%		89.4%	86.5%		87.8%
Processed products	12.4%		10.6%	13.5%		12.2%

	100.0%		100.0%	100.0%		100.0%

Overview
     Net sales for the second quarter of fiscal 2009, compared to fiscal 2008, decreased by $11.9 million, or 12.1%; whereas net sales for the six months ended April 30, 2009, compared to fiscal 2008, decreased by $13.5 million, or 7.9%. The decrease in fresh product sales during the three and six-month periods of fiscal 2009 was primarily related to decreased sales of California and Chilean sourced avocados, as well as tomatoes and pineapples. These decreases were partially offset, however, by increased sales from Mexican sourced avocados. While the procurement of fresh avocados related to our fresh products segment is seasonal, our processed products business is generally not subject to a seasonal effect. For the related three and six-month periods, the increase in net sales delivered by our processed products business was due primarily to an increase in the per unit, net sales price.
     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. Intercompany sales are eliminated in our consolidated results of operations.
Fresh products
      Second Quarter 2009 vs. Second Quarter 2008
     Net sales delivered by the fresh products business decreased by approximately $12.3 million, or 13.9%, for the second quarter of fiscal 2009, when compared to the same period for fiscal 2008. As discussed above, this decrease in fresh product sales during the second quarter of fiscal 2009 was primarily related to decreased sales of California and Chilean sourced avocados (due to the decrease in size of the California and Chilean avocado crop for 2008/2009 due primarily to poor weather conditions), as well as tomatoes (the increase in units sold was offset by the decrease in sales price due to high volume) and pineapples (decrease in pounds sold). These decreases were partially offset, however, by increased sales from Mexican sourced avocados.
     California sourced avocado sales reflect a 50.2% decrease in pounds of avocados sold, for the second quarter of 2009, when compared to the same prior year period. This decrease in pounds sold is primarily related to five to seven consecutive days of 100-degree weather in June 2008, which damaged the fruit that was just beginning to mature on the trees. Our market share of California avocados increased to 30.0% for second quarter of 2009, when compared to a 26.1% market share for the same prior year period. The average selling price, on a per carton basis, of California avocados sold increased approximately 4.7% when compared to the same prior year period. We attribute some of this increase to the lower overall volume of avocados in the marketplace.

     Sales of Chilean sourced avocados decreased $2.2 million, or 96.9%, for the second quarter of 2009, when compared to the same prior year period. This decrease was primarily related to the decrease in the volume of Chilean fruit sold. This decrease was primarily related to the significantly smaller size of the Chilean avocado crop.
     Sales of tomatoes decreased $2.4 million, or 21.7%, for the second quarter of fiscal 2009, when compared to the same period for fiscal 2008. The decrease in sales for tomatoes is primarily due to the decrease in the average carton selling price by 35.7%. This was partially offset by an increase in the volume of tomatoes by approximately 0.2 million cartons, or 17.6%, when compared to the same prior year period. We attribute most of this decrease in the per carton selling price to the volume of tomatoes in the U.S. marketplace.
     Sales of pineapples decreased $1.6 million, or 33.1%, for the second quarter of fiscal 2009, when compared to the same period year period for fiscal 2008. The decrease in sales for pineapples is primarily due to the decrease in the units sold by 42.8%. This was partially offset by an increase in the average sales price by 17.7%, when compared to the same prior year period.
     Partially offsetting such decreases was an increase in sales of Mexican sourced avocados, which increased $5.5 million, or 11.8%, for the second quarter of 2009, when compared to the same prior year period. The increase in Mexican sourced avocados was primarily related to an increase in the volume of Mexican fruit sold of 11.4 million pounds, or 34.7%, when compared to the same prior year period. We attribute some of this increase to the large Mexican avocado crop for fiscal 2009. Such increase was partially offset, however, by a decrease in the average selling price per carton of Mexican avocados, which decreased approximately 17.6% when compared to the same prior year period. We attribute much of this decrease on the realized and expected size of the Mexican avocado crop.
      Six Months Ended 2009 vs. Six Months Ended 2008
     Net sales delivered by the business decreased by approximately $13.9 million, or 9.3%, for the six months ended April 30, 2009, when compared to the same prior year period for fiscal 2008. This decrease was primarily driven by decreased sales of California and Chilean sourced avocados, as well as tomatoes, partially offset by increased sales related to avocados sourced from Mexico.
     California sourced avocado sales reflect a 45.6% decrease in pounds of avocados sold, when compared to the same six-month prior period. This decrease in pounds sold is primarily related to five to seven consecutive days of 100-degree weather in June 2008, which damaged the fruit that was just beginning to mature on the trees. The average selling price, on a per carton basis, of California avocados sold increased approximately 2.5% when compared to the same prior year period. We attribute some of this increase to the lower overall volume of avocados in the marketplace.
     Sales of Chilean sourced avocados decreased $4.4 million, or 69.9%, when compared to the same six-month prior period. This decrease was primarily related to the decrease in the volume of Chilean fruit sold. This decrease was primarily related to the significantly smaller size of the Chilean avocado crop.
     Sales of tomatoes decreased $4.5 million, or 26.3%, when compared to the same six-month prior period. The decrease in sales for tomatoes is primarily due to the decrease in the average carton selling price by 42.8%. This was partially offset by an increase in the volume of tomatoes by approximately 0.5 million cartons, or 28.6%, when compared to the same prior year period. We attribute some of this decrease in the per carton selling price to the volume of tomatoes in the U.S. marketplace.
     Partially offsetting such decreases was an increase in sales of Mexican sourced avocados, which increased $6.1 million, or 6.4%, for the six month period ending April 30, 2009, when compared to the same prior year period. The increase in Mexican sourced avocados was primarily related to an increase in the volume of Mexican fruit sold of 21.2 million pounds, or 30.9%, when compared to the same prior year period. We attribute some of this increase to the large Mexican avocado crop for fiscal 2009. Such increase was partially offset, however, by a decrease in the average carton selling price of Mexican avocados, which decreased approximately 22.9% when compared to the same prior year period. We attribute much of this decrease on the realized and expected size of the Mexican avocado crop.
     We anticipate that net sales related to California sourced avocados, as well as pineapples, to experience a seasonal increase during our third fiscal quarter of 2009, as compared to the second fiscal quarter of 2009.
     We anticipate that net sales related to non-California sourced avocados, as well as tomatoes, to experience a seasonal decrease in the third fiscal quarter of 2009, as compared to the second fiscal quarter of 2009.
Processed products
      Second Quarter 2009 vs. Second Quarter 2008
     For the quarter ended April 30, 2009, when compared to the same period for fiscal 2008, net sales increased by approximately $0.3 million, or 3.2%. This increase is primarily related to a 2.5% increase in total pounds sold during our second quarter of 2009, when compared to the same prior year period. The average net selling price per pound stayed relatively consistent compared to prior year.
      Six Months Ended 2009 vs. Six Months Ended 2008
     For the first six-months ended April 30, 2009, when compared to the same period for fiscal 2008, net sales increased by approximately $0.3 million, or 1.6%. This increase is primary related to the increase in the average net sales prices of 6.9%, partially offset by a decrease in pounds sold of 5.7%. The decrease in pounds sold primarily related to a decrease in the sales of our frozen guacamole product, which decreased approximately 11.9%, but was partially offset by an increase in the pounds sold of our high-pressure guacamole products, which increased approximately 4.2% when compared to the same prior year period.
     Based primarily on the slowing economy in the United States, we believe that retail sales, as a percentage of total net processed product sales, may increase in the future.
Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and six month periods ended April 30, 2009 and 2008:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2009	Change	2008	2009	Change	2008

Gross margins:
Fresh products	$9,024	94.3%	$4,644	$17,813	120.6%	$8,075
Processed products	3,915	47.7%	2,650	7,585	44.5%	5,248

Total gross margins	$12,939	77.4%	$7,294	$25,398	90.6%	$13,323

Gross profit percentages:
Fresh products	11.9%		5.3%	13.1%		5.4%
Processed products	36.3%		25.3%	35.6%		25.1%
Consolidated	14.9%		7.4%	16.1%		7.8%
     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $5.6 million, or 77.4%, and $12.1 million, or 90.6%, for the second quarter and first six months of fiscal 2009, when compared to the same periods for fiscal 2008. These increases were attributable to improvements in both our fresh products and our processed products segment.

     During the related three and six-month periods of fiscal 2009, as compared to the same prior year periods, the increase in our fresh products segment gross margin percentage was primarily related to a significant decrease in fruit costs for Mexican sourced avocados, as well as a decrease in substantially all operating costs related to our Mexican operations. These decreases are primarily related to the anticipated and realized large Mexican avocado crop, as well as the considerable strengthening of the U.S. Dollar compared to the Mexican Peso. Additionally, during our second quarter of 2009 and the six months period of fiscal 2009, when compared to the prior year periods, we experienced an increase in the volume of Mexican sourced avocados sold by 11.4 million pounds or 34.7% and 21.2 million pounds or 30.9%. Combined, these had the effect of decreasing our per pound costs, which, as a result, positively impacted gross margins. For the related three and six month periods of fiscal 2009, these decreases were partially offset by a decrease in per carton sales prices for Mexican avocados of 17.6% and 22.9%.
     The processed products gross profit percentages for the three and six month periods of fiscal 2009, when compared to the same prior year period, increased primarily as a result of lower fruit and operating costs, partially offset by a decrease in total pounds sold. As discussed above, the anticipated large Mexican avocado crop, as well as the considerable strengthening of the U.S. Dollar compared to the Mexican Peso, significantly decreased our per pound costs.
Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2009	Change	2008	2009	Change	2008

Selling, general and administrative	$5,535	17.7%	$4,701	$10,835	14.7%	$9,451
Percentage of net sales	6.4%		4.8%	6.9%		5.5%
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.8 million, or 17.7%, for the three months ended April 30, 2009, when compared to the same period for fiscal 2008. This increase was primarily related to higher corporate costs, including, but not limited to, management bonuses (totaling approximately $0.5 million), salaries and benefits (totaling approximately $0.2 million), and general insurance (totaling approximately $0.1 million).
     Selling, general and administrative expenses increased $1.4 million, or 14.7%, for the six months ended April 30, 2009, when compared to the same period for fiscal 2008. This increase was primarily related to higher corporate costs, including, but not limited to, management bonuses (totaling approximately $0.7 million), salaries and benefits (totaling approximately $0.5 million), general insurance (totaling approximately $0.1 million) and bad debt expense (totaling approximately $0.1 million).
Other Income, net

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2009	Change	2008	2009	Change	2008

Other income, net	$366	(8.0)%	$398	$621	(5.8)%	$659
Percentage of net sales	0.4%		0.4%	0.4%		0.4%
     Other income, net, includes interest income and expense generated in connection with our financing and operating activities, as well as certain other transactions that are outside of the course of normal operations. For the three and six months ended April 30, 2009, other income, net, includes dividend income of $0.1 million from Limoneira Company. For the three and six months ended April 30, 2009, other income, net, includes $0.1 million and $0.2 million of income from Maui Fresh, LLC.

Provision for Income Taxes

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2009	Change	2008	2009	Change	2008

Provision for income taxes	$3,017	192.1%	$1,033	$5,725	283.5%	$1,493
Percentage of income before provision for income taxes	40.3%		39.1%	39.3%		38.9%
     For the second quarter of fiscal 2009, our provision for income taxes was $3.0 million, as compared to $1.0 million recorded for the comparable prior year period.
     For the first six months of fiscal 2009, our provision for income taxes was $5.7 million, as compared to $1.5 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 39% during fiscal 2009.
Liquidity and Capital Resources
     Cash provided by operating activities was $13.7 million for the six months ended April 30, 2009, compared to $1.3 million used in operations for the similar period in fiscal 2008. Operating cash flows for the six months ended April 30, 2009 reflect our net income of $8.8 million, net non-cash charges (depreciation and amortization, stock compensation expense, provision for losses on accounts receivable, interest on deferred consideration, and income from Maui, LLC) of $1.5 million and a net increase in the noncash components of our operating capital of approximately $3.4 million.
     Our operating capital increase includes a net increase in trade accounts payable and accrued expenses of $15.8 million, an increase in income tax payable of $2.9 million, and an increase in payable to growers of $3.8 million, partially offset by an increase in accounts receivable of $9.1 million, an increase in advances to suppliers of $8.4 million, an increase in prepaid expenses and other current assets of $0.9 million and an increase in inventory of $0.7 million.
     The increase in our advances to suppliers, as of April 30, 2009, when compared to October 31, 2008, primarily reflects advances made to Agricola Belher related to the receipt of tomatoes. The increase in payable to our growers primarily reflects an increase in California fruit delivered in the month of April 2009, as compared to the month of October 2008. The increase in inventory is primarily related to an increase in the fresh fruit on hand at April 30, 2009. This was primarily driven by more fruit being delivered for California sourced avocados in the month of April 2009. The decrease in income tax receivable and the increase in income tax payable primarily relates to income from operations through the six months ended April 30, 2009.
     Cash used in investing activities was $1.7 million for the six months ended April 30, 2009 and related principally to the purchase of property, plant and equipment items.
     Cash used by financing activities was $8.5 million for the six months ended April 30, 2009, which related principally to the payment of our $5.0 million dividend, and $3.4 million in payments on our net borrowings on our lines of credit.
     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of April 30, 2009 and October 31, 2008 totaled $5.0 million and $1.5 million. Our working capital at April 30, 2009 was $23.8 million, compared to $15.4 million at October 31, 2008.
     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. expire in February 2012 and July 2009. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $40 million, with a weighted-average interest rate of 2.5% and 4.8% at April 30, 2009 and October 31, 2008. Under these credit facilities, we had $19.7 million and $23.1 million outstanding as April 30, 2009 and October 31, 2008, of which $13.0 million was classified as a long-term liability as April 30, 2009 and October 31, 2008. These credit facilities contain various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at April 30, 2009. We are currently working with Bank of America to renew our line of credit and expect to complete such renewal before its expiration date.
Contractual Obligations
          There have been no material changes to our contractual commitments from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2008. For a summary of the contractual commitments at October 31, 2008, see Part II, Item 7, page 27 in our 2008 Annual Report on Form 10-K.
Impact of Recently Issued Accounting Pronouncements
     See footnote 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of April 30, 2009.

	Expected maturity date April 30,
(All amounts in thousands)	2009	2010	2011	2012	2013	Thereafter		Total	Fair Value
Assets
Cash and cash equivalents (1)	$4,975	$—	$—	$—	$—	$—	$4,975		$4,975
Accounts receivable (1)	36,712	—	—	—	—	—	36,712		36,712

Liabilities
Payable to growers (1)	$6,219	$—	$—	$—	$—	$—	$6,219		$6,219
Accounts payable (1)	7,545	—	—	—	—	—	7,545		7,545
Current borrowings pursuant to credit facilities (1)	6,720	—	—	—	—	—	6,720		6,720
Long-term borrowings pursuant to credit facilities (2)	—	—	—	13,000	—	—	13,000		13,082
Fixed-rate long-term obligations (3)	1,365	4,937	1,370	1,373	1,376	3,306	13,727		14,744

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Long-term borrowings pursuant to our credit facility bears interest at 1.8%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 1.4%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value by approximately $494,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 3.8% to 5.7% with a weighted-average interest rate of 5.1%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $470,000.
     We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not currently use any hedging or forward contracts to offset market volatility.
     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. Based on the recent and significant decrease in the valuation of the Mexican peso to the U.S. dollar, however, we are currently considering the use of derivative instruments to hedge the fluctuation in the Mexican peso in our fiscal 2009. Total foreign currency translation gains and losses for each of the three years in the period ended October 31, 2008, as well as the six-months ended April 30, 2009, do not exceed $0.5 million.
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

          There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results from operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On April 22, 2009, we held the annual meeting of shareholders of Calavo Growers, Inc. at 15765 W. Telegraph Road, Santa Paula, California, 93060. At the meeting, the holders of our outstanding common stock acted on the following matters:
     (1) The shareholders voted on a cumulative basis for 13 directors, each to serve for a term of one year. Each nominee received the following votes:

	Votes	Votes
Name of Nominee	For	Withheld

Lecil E. Cole	26,896,395	1,728,752
George H. Barnes	8,689,208	220,692
Michael D. Hause	9,149,079	216,522
Donald M. Sanders	10,228,710	1,834,821
Fred J. Ferrazzano	8,572,105	337,795
Alva V. Snider	8,611,130	350,770
Scott Van Der Kar	9,453,829	1,858,471
J. Link Leavens	12,971,482	1,909,123
Dorcas H. McFarlane	8,936,571	1,853,013
John M. Hunt	7,134,956	2,408,083
Egidio Carbone, Jr.	8,598,922	310,978
Harold Edwards	7,049,385	1,909,038
Steven Hollister	8,722,901	216,522
(2) The shareholders voted for the ratification of the appointment of Ernst & Young LLP as our independent accountants for fiscal 2009. Votes cast were as follows:

For	11,462,851
Against	70,846
Abstain	17,784

ITEM 6. EXHIBITS
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)
Date: June 5, 2009	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: June 5, 2009	By	/s/ Arthur J. Bruno
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