Form 10-Q
period 2009-07-31
CALAVO GROWERS INC
filed 2009-09-09
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Registrant’s number of shares of common stock outstanding as of July 31, 2009 was 14,504,833

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

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(All amounts in thousands, except per share amounts)

	July 31,	October 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$2,054	$1,509
Accounts receivable, net of allowances of $2,392 (2009) and $2,213 (2008)	37,208	27,717
Inventories, net	15,008	14,889
Prepaid expenses and other current assets	7,154	5,155
Advances to suppliers	1,962	2,927
Income tax receivable	204	992
Deferred income taxes	1,826	1,826

Total current assets	65,416	55,015
Property, plant, and equipment, net	38,506	37,709
Investment in Limoneira Company	25,929	29,904
Investments in unconsolidated entities	1,151	682
Goodwill	3,591	3,591
Other assets	6,189	7,785

	$140,782	$134,686

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$13,648	$2,392
Trade accounts payable	3,104	4,567
Accrued expenses	22,300	16,104
Short-term borrowings	8,250	10,130
Dividend payable	—	5,047
Current portion of long-term obligations	1,366	1,362

Total current liabilities	48,668	39,602
Long-term liabilities:
Long-term obligations, less current portion	13,925	25,351
Deferred income taxes	2,672	4,216

Total long-term liabilities	16,597	29,567
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,505 (2009) and 14,419 (2008) issued and outstanding	14	14
Additional paid-in capital	39,751	38,626
Accumulated other comprehensive income	1,511	3,943
Retained earnings	34,241	22,934

Total shareholders’ equity	75,517	65,517

	$140,782	$134,686

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(All amounts in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2009	2008	2009	2008
Net sales	$106,347	$96,903	$263,823	$267,921
Cost of sales	96,441	89,211	228,519	246,906

Gross margin	9,906	7,692	35,304	21,015
Selling, general and administrative	5,822	5,301	16,657	14,752

Operating income	4,084	2,391	18,647	6,263
Interest expense	(268)	(366)	(885)	(1,060)
Other income, net	246	248	867	907

Income before provision for income taxes	4,062	2,273	18,629	6,110
Provision for income taxes	1,597	884	7,322	2,377

Net income	$2,465	$1,389	$11,307	$3,733

Net income per share:
Basic	$0.17	$0.10	$0.78	$0.26

Diluted	$0.17	$0.10	$0.78	$0.26

Number of shares used in per share computation:
Basic	14,457	14,405	14,433	14,394

Diluted	14,529	14,467	14,511	14,494

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended		Nine months ended
	July 31,		July 31,
	2009	2008	2009	2008
Net income	$2,465	$1,389	$11,307	$3,733

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	3,111	864	(3,975)	(4,883)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(1,213)	(334)	1,544	1,885

Other comprehensive income (loss), net of tax	1,898	530	(2,431)	(2,998)

Comprehensive income	$4,363	$1,919	$8,876	$735

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended July 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$11,307	$3,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,275	1,795
Provision for losses on accounts receivable	93	59
Income from unconsolidated entity	(379)	(210)
Interest on deferred consideration	129	—
Stock compensation expense	32	14
Loss on disposal of fixed assets	—	70
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(9,584)	(7,801)
Inventories, net	(119)	(7,636)
Prepaid expenses and other current assets	(356)	509
Advances to suppliers	965	401
Income taxes receivable	444	1,657
Other assets	(113)	193
Payable to growers	11,256	12,458
Trade accounts payable and accrued expenses	2,732	2,034
Income taxes payable	—	376

Net cash provided by operating activities	18,682	7,652
Cash Flows from Investing Activities:
Loan to Agricola Belher	(1,000)	(750)
Collections from Agricola Belher	507	1,000
Acquisitions of and deposits on property, plant, and equipment	(3,603)	(1,670)
Acquisitions of Hawaiian Sweet and Pride, net of cash acquired	—	(5,030)

Net cash used in investing activities	(4,096)	(6,450)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(5,047)	(5,032)
Proceeds from (payments on) revolving credit facilities, net	(8,430)	4,200
Exercise of stock options	783	296
Payments on long-term obligations	(1,347)	(1,320)

Net cash used in financing activities	(14,041)	(1,856)

Net increase (decrease) in cash and cash equivalents	545	(654)
Cash and cash equivalents, beginning of period	1,509	967

Cash and cash equivalents, end of period	$2,054	$313

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$310	$118

Construction in progress in accounts payable	$10	$—

Capital lease obligations	$—	$1,125

Minimum earnout adjustment related to the acquisition of Hawaiian Sweet and Pride. (See Note 8)	$1,010	$—

Unrealized investment holding losses	$(3,975)	$(4,883)

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

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of the business
Business
     Calavo Growers, Inc. (Calavo, the Company, we, us or our) procures and markets avocados and other perishable commodities and prepares and distributes processed avocado products. We deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our operating facilities in southern California, Texas, New Jersey, Arizona, Hawaii, and Mexico, we sort, pack, and/or ripen avocados for distribution both domestically and internationally. Additionally, we also distribute other perishable foods, such as tomatoes, pineapples, and Hawaiian grown papayas, and prepare processed avocado products. We report our operations in two different business segments: fresh products and processed products.
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
Recently Adopted Accounting Pronouncements
     In July 2009, we adopted Statement of Financial Accounting Standard (SFAS) 165, Subsequent Events (SFAS No. 165). SFAS No. 165 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.
     In March 2008, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). SFAS No.161 requires expanded disclosures regarding the location and amount of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. The adoption of SFAS No. 161 did not have an impact on our condensed consolidated financial statements and related disclosures.
     In November 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), for our financial assets and liabilities. Our adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or liquidity.
     SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
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
     Under the SFAS No. 157 hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth our financial assets (there are no liabilities requiring disclosure) as of July 31, 2009 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$25,929	—	—	$25,929

Total assets at fair value	$25,929	$—	$—	$25,929

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at July 31, 2009 and October 31, 2008 equaled $150.00 per share and $173.00 per share. Unrealized gain and losses are recognized through other comprehensive income. Unrealized pre-tax investment holding gains arising during the three month period ended July 31, 2009 was $3.1 million. Unrealized pre-tax investment holding losses arising during the nine month period ended July 31, 2009 was $4.0 million.
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

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
Recently Issued Accounting Standards
     In June 2009, the FASB issued Financial Accounting Standard No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (SFAS No. 166). SFAS No. 166 clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. We are evaluating any potential impact of the adoption of SFAS No. 166 on the consolidated financial statements.
     In June 2009, the FASB issued Financial Accounting Standard No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 clarifies and improves financial reporting by entities involved with variable interest entities. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. The Company is evaluating any potential impact of the adoption of SFAS No. 167 on the consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial standards in conformity with US GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. SFAS No. 168 will be effective for financial statements issued by us for interim and annual periods after September 15, 2009. On the effective date of SFAS No. 168, all then-existing non-SEC accounting and reporting standards are superseded, with the exception of certain promulgations listed in SFAS No. 168. We currently anticipate that the adoption of SFAS No. 168 will have no effect on our condensed consolidated financial statements as the purpose of the Codification is not to create new accounting and reporting guidance. Rather, the Codification is meant to simplify user access to all authoritative US GAAP. References to US GAAP in our published financial statements will be updated, as appropriate, to cite the Codification following the effective date of SFAS No. 168.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FAS 142-3). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other generally accepted account principles (GAAP). The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require us to adopt these provisions in our first quarter of fiscal 2010. We are currently evaluating the impact of adopting FAS 142-3 on our consolidated financial statements.
     In December 2008, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, (SFAS No. 160) which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. We will adopt SFAS No. 160 no later than the first quarter of fiscal 2010. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial position and results of operations.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
     In December 2008, the FASB issued SFAS No. 141 (revised 2008), Business Combinations (SFAS No. 141R), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. We will adopt SFAS No. 141R no later than the first quarter of fiscal 2010 and it will apply prospectively to business combinations completed on or after that date.
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
     The following table sets forth sales by product category, by segment (in thousands):

	Nine months ended July 31, 2009			Nine months ended July 31, 2008
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
Avocados	$197,589	$—	$197,589	$196,143	$—	$196,143
Tomatoes	13,851	—	13,851	19,372	—	19,372
Pineapples	10,160	—	10,160	12,094	—	12,094
Papayas	5,560	—	5,560	5,638	—	5,638
Diversified products	4,208	—	4,208	1,715	—	1,715
Processed — food service	—	27,084	27,084	—	29,286	29,286
Processed — retail and club	—	11,836	11,836	—	10,543	10,543

Total third-party sales	231,368	38,920	270,288	234,962	39,829	274,791
Less sales incentives	(442)	(6,023)	(6,465)	(51)	(6,819)	(6,870)

Total net sales	$230,926	$32,897	$263,823	$234,911	$33,010	$267,921

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

	Three months ended July 31, 2009			Three months ended July 31, 2008
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
Avocados	$87,220	$—	$87,220	$75,897	$—	$75,897
Tomatoes	1,268	—	1,268	2,343	—	2,343
Pineapples	3,209	—	3,209	4,025	—	4,025
Papayas	1,909	—	1,909	1,712	—	1,712
Diversified products	1,248	—	1,248	884	—	884
Processed — food service	—	9,686	9,686	—	10,208	10,208
Processed — retail and club	—	4,111	4,111	—	4,457	4,457

Total third-party sales	94,854	13,797	108,651	84,861	14,665	99,526
Less sales incentives	(127)	(2,177)	(2,304)	(33)	(2,590)	(2,623)

Total net sales	$94,727	$11,620	$106,347	$84,828	$12,075	$96,903

     For nine months ended July 31, 2009 and 2008, inter-segment sales and cost of sales for fresh products totaling $11.1 million and $10.2 million were eliminated. For nine months ended July 31, 2009 and 2008, inter-segment sales and cost of sales for processed products totaling $5.7 million and $7.3 million were eliminated. For three months ended July 31, 2009 and 2008, inter-segment sales and cost of sales for fresh products totaling $2.9 million and $2.1 million were eliminated. For three months ended July 31, 2009 and 2008, inter-segment sales and cost of sales for processed products totaling $1.9 million and $2.5 million were eliminated.
     The following table sets forth net sales, cost of sales, and gross margins by segment (in thousands):

	Fresh	Processed
	products	products	Total
Nine months ended July 31, 2009
Net sales	$230,926	$32,897	$263,823
Cost of sales	206,705	21,814	228,519

Gross margin	$24,221	$11,083	$35,304

Nine months ended July 31, 2008
Net sales	$234,911	$33,010	$267,921
Cost of sales	220,678	26,228	246,906

Gross margin	$14.233	$6,782	$21,015

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

	Fresh	Processed
	products	products	Total
Three months ended July 31, 2009
Net sales	$94,727	$11,620	$106,347
Cost of sales	88,319	8,122	96,441

Gross margin	$6,408	$3,498	$9,906

Three months ended July 31, 2008
Net sales	$84,828	$12,075	$96,903
Cost of sales	78,670	10,541	89,211

Gross margin	$6,158	$1,534	$7,692

3. Inventories
     Inventories consist of the following (in thousands):

	July 31,	October 31,
	2009	2008
Fresh fruit	$7,408	$6,019
Packing supplies and ingredients	2,728	3,059
Finished processed foods	4,872	5,811

	$15,008	$14,889

     During the three and nine month periods ended July 31, 2009 and 2008, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.
4. Related party transactions
     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended July 31, 2009 and 2008, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $5.1 million and $6.0 million. During the nine months ended July 31, 2009 and 2008, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $6.4 million and $7.6 million. Amounts payable to these board members were $1.5 million and $0.4 million as of July 31, 2009 and October 31, 2008.
     During the three months ended July 31, 2008, we received $0.1 million as dividend income from Limoneira. During the nine months ended July 31, 2009 and 2008, we received $0.1 million and $0.2 million as dividend income from Limoneira.
5. Other assets
     At July 31, 2009, other assets in the accompanying consolidated condensed financial statements included the following intangible assets: customer-related, trade name and non-competition agreements of $2.1 million (accumulated amortization of $0.8 million), including brand name intangibles of $0.3 million. The customer-related, trade name and non-competition agreements are being amortized over periods up to ten years. The intangible asset related to the brand name currently has an indefinite life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $38,000 for the remainder of fiscal

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
2009, with $153,000, $144,000, 131,000, and $131,000 of amortization expense for fiscal years 2010 through 2013. The remainder of approximately $372,000 will be amortized over fiscal years 2014 through 2018.
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
     In December 2008, our Board of Directors approved the issuance of options to acquire a total of 10,000 shares of our common stock to one member of our Board of Directors. Such grant vests in equal increments over a five-year period and has an exercise price of $8.05 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $8.05. The estimated fair market value of such option grant was approximately $37,000. The total compensation cost not yet recognized as of July 31, 2009 was approximately $32,000, which will be recognized over the remaining service period of 52 months.
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
     A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Fair-Value	Intrinsic Value
Outstanding at October 31, 2008	360	$10.02
Granted	10	$8.05	$3.67
Exercised	(86)	$9.10

Outstanding at July 31, 2009	284	$10.23		$2,925

Exercisable at July 31, 2009	222	$9.41		$2,464

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
     At July 31, 2009, outstanding stock options had a weighted-average remaining contractual term of 2.6 years. At July 31, 2009, exercisable stock options had a weighted-average remaining contractual term of 1.3 years. The total cash received from employees/directors as a result of stock option exercises during the three and nine month periods ended July 31, 2009 totaled $0.8 million. The total recognized stock-based compensation expense for the three and nine month periods ended July 31, 2009 totaled less than $0.1 million.
7. Other events
Dividend payment
     On December 23, 2008 we paid a $0.35 per share dividend in the aggregate amount of $5.0 million to shareholders of record on December 9, 2008.
Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax years ended December 31, 2000 and December 31, 2004. We have received assessments totaling approximately $2.0 million and $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000 related to the tax year 2000 assessment, which we declined. In the second quarter of 2009, we won our most recent appeal case for the tax year ended December 31, 2000. The Hacienda subsequently appealed that decision. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to these assessments.
     In the second quarter of 2009, the Hacienda initiated an examination related to tax year ended December 31, 2007 as well. We are not aware of any assessments related to this examination, but we do not expect this examination to have a significant impact on our results of operations.
     IRS examination— The Internal Revenue Service has concluded their examination for the year ended October 31, 2005. No changes were noted.
     From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Term Revolving Credit Agreement
     In July 2009, we renewed and extended our non-collateralized, revolving credit facility with Bank of America, N.A. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under the borrowing agreement is now $15 million, up from $10 million and now expires on July 1, 2011. This increase was at our request and not due to any immediate cash flows needs. The credit facility contains various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio (as defined). We were in compliance with all such covenants at July 31, 2009.
8. Business Acquisitions
     Calavo and Lecil E. Cole, Suzanne Cole-Savard, Guy Cole, Eric Weinert, and Lecil E. Cole and Mary Jeanette Cole, as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993 (the “Cole Trust”) (collectively, the “Sellers”), entered into an Acquisition Agreement, dated May 19, 2008 (the “Acquisition Agreement”), which sets forth the terms and conditions pursuant to which Calavo purchased all of the outstanding

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
shares of Hawaiian Sweet, Inc. (“HS”) and all ownership interests of Hawaiian Pride, LLC (“HP”). HS and HP engage in tropical-product packing and processing operations in Hawaii. The Acquisition Agreement provides, among other things, that as a result of the Acquisition Agreement, Calavo shall make an initial purchase price payment in the aggregate amount of $3,500,000 for both entities. Calavo made the initial payment on May 20, 2008. Calavo shall also make two additional annual payments, ranging from $2,500,000 to $4,500,000, based on certain operating results (the “Earn-Out Payment(s)”), as defined. Mr. Cole is President, Chief Executive Officer, and Chairman of the Board of Directors of Calavo.
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
     Pursuant to SFAS No. 141, Business Combinations, (SFAS 141) we initially recorded approximately $7.7 million as a liability related to deferred and contingent consideration to the Sellers, of which $3.9 million was recorded in accrued expenses and $3.8 million was recorded in long-term obligations, less current portion. Additionally, we initially recorded $1,310,000 as intangible assets, of which $1,140,000 was assigned to customer contract/relationships with a weighted average life of 8 years, $100,000 to trade names with an average life of 8 years and $70,000 to non-competition agreements with an average life of 3 years.
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
     We anticipate remitting the first annual Earn-Out payment in our fourth fiscal quarter, totaling approximately $2.4 million. This represents the minimum payment of $2.5 million, less $0.1 million of working capital shortfall.
     As a result of the expected payment shown above, we recorded an adjustment, pursuant to SFAS 141, decreasing property, plant and equipment by $0.9 million, other assets by $0.1 million, and accrued expenses by $1.0 million. Such adjustment relates to first deferred and contingent payment resolving. We anticipate recording one more adjustment once the second deferred and contingent payment resolves.
     Subsequent to the aforementioned adjustment, we had the following recorded as of July 31, 2009:

(in thousands)
Customer contract/relationships	$1,046
Trade names	92
Non-competition agreement	64
9. Subsequent Events
The Company has evaluated events subsequent to July 31, 2009 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through September 8, 2009, the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended October 31, 2008 of Calavo Growers, Inc. (Calavo, the Company, we, us or our).
Recent Developments
Dividend payment
     On December 23, 2008 we paid a $0.35 per share dividend in the aggregate amount of $5.0 million to shareholders of record on December 9, 2008.
Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax years ended December 31, 2000 and December 31, 2004. We have received assessments totaling approximately $2.0 million and $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000 related to the tax year 2000 assessment, which we declined. In the second quarter of 2009, we won our most recent appeal case for the tax year ended December 31, 2000. The Hacienda subsequently appealed that decision. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to these assessments.
     In the second quarter of 2009, the Hacienda initiated an examination related to tax year ended December 31, 2007 as well. We are not aware of any assessments related to this examination, but we do not expect this examination to have a significant impact on our results of operations.
     IRS examination— The Internal Revenue Service has concluded their examination for the year ended October 31, 2005. No changes were noted.
     From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Term Revolving Credit Agreement
     In July 2009, we renewed and extended our non-collateralized, revolving credit facility with Bank of America, N.A. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under the borrowing agreement is now $15 million, up from $10 million and now expires on July 1, 2011. This increase was at our request and not due to any immediate cash flows needs. The credit facility contains various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio (as defined). We were in compliance with all such covenants at July 31, 2009.
First Earn-Out Payment
     See footnote 8 to our condensed, consolidated financial statements for further explanation.

Net Sales
     The following table summarizes our net sales by business segment for each of the three and nine month periods ended July 31, 2009 and 2008:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2009	Change	2008	2009	Change	2008
Net sales to third-parties:
Fresh products	$94,727	11.7%	$84,828	$230,926	(1.7)%	$234,911
Processed products	11,620	(3.8)%	12,075	32,897	(0.3)%	33,010

Total net sales	$106,347	9.7%	$96,903	$263,823	(1.5)%	$267,921

As a percentage of net sales:
Fresh products	89.1%		87.5%	87.5%		87.7%
Processed products	10.9%		12.5%	12.5%		12.3%

	100.0%		100.0%	100.0%		100.0%

Overview
     Net sales for the third quarter of fiscal 2009, compared to fiscal 2008, increased by $9.4 million, or 9.7%; whereas net sales for the nine months ended July 31, 2009, compared to fiscal 2008, decreased by $4.1 million, or 1.5%. The increase in fresh product sales during the three-month periods of fiscal 2009 was primarily related to increased sales of Mexican and Chilean avocados, partially offset by a decrease in sales of California avocados, tomatoes, and pineapples. The decrease in fresh product sales during the nine-month periods of fiscal 2009 was primarily related to decreased sales of California and Chilean avocados, and tomatoes. These decreases were partially offset, however, by increased sales from Mexican sourced avocados. While the procurement of fresh avocados related to our fresh products segment is seasonal based on region, our processed products business is generally not subject to a seasonal effect. For the related three and nine-month periods, the slight decrease in net sales delivered by our processed products business was due primarily to a decrease in pounds sold.
     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. Intercompany sales are eliminated in our consolidated results of operations.
Fresh products
     Third Quarter 2009 vs. Third Quarter 2008
     Net sales delivered by the fresh products business increased by approximately $9.9 million, or 11.7%, for the third quarter of fiscal 2009, when compared to the same period for fiscal 2008. As discussed above, this increase in fresh product sales during the third quarter of fiscal 2009 was primarily related to increased sales of Mexican and Chilean avocados, partially offset by a decrease in sales of California sourced avocados, as well as tomatoes and pineapples.
     Sales of Mexican sourced avocados have increased $16.7 million, or 70.4%, for the third quarter of 2009, when compared to the same prior year period. The increase in Mexican sourced avocados was primarily related to an increase in the volume of Mexican fruit sold of 12.5 million pounds, or 78.1%, when compared to the same prior year period. We attribute some of this increase to the large Mexican avocado crop for fiscal 2009. Such increase was partially offset, however, by a decrease in the average selling price per carton of Mexican avocados, which decreased approximately 3.0% when compared to the same prior year period. We attribute much of this decrease on the size of the Mexican avocado crop.

     Sales of Chilean sourced avocados increased $1.6 million for the third quarter of 2009, when compared to the same prior year period. This increase was primarily related to the increase in the volume of Chilean fruit sold for the quarter.
     Partially offsetting such increases, however, was a decrease in sales of California sourced avocados of $7.2 million, or 13.9%. Sales reflect a 29.1% decrease in pounds of avocados sold, for the third quarter of 2009, when compared to the same prior year period. This decrease in pounds sold is primarily related to the corresponding decrease in the California avocado crop for fiscal 2008/2009. Such decrease is believed to be primarily related to poor weather conditions. Our market share of California avocados increased to 29.0% for third quarter of 2009, when compared to a 27.3% market share for the same prior year period. The average selling price, on a per carton basis, of California avocados sold increased approximately 24.3% when compared to the same prior year period. We attribute some of this increase to the lower overall volume of California avocados in the marketplace.
     Sales of tomatoes decreased $1.1 million, or 45.9%, for the third quarter of fiscal 2009, when compared to the same period for fiscal 2008. The decrease in sales for tomatoes is primarily due to the decrease in the volume of tomatoes by approximately 0.1 million cartons, or 38.8%, in addition to the decrease in the average carton selling price by 9.2%, when compared to the same prior year period. We attribute most of this decrease in the per carton selling price to the volume of tomatoes in the U.S. marketplace.
     Sales of pineapples decreased $0.8 million, or 20.3%, for the third quarter of fiscal 2009, when compared to the same period for fiscal 2008. The decrease in sales for pineapples is primarily due to the decrease in the units sold by 12.6% and a decrease in the average sales price by 8.1%, when compared to the same prior year period.
     Nine months Ended 2009 vs. Nine months Ended 2008
     Net sales delivered by the business decreased by approximately $4.1 million, or 1.5%, for the nine months ended July 31, 2009, when compared to the same prior year period for fiscal 2008. This decrease was primarily driven by decreased sales of California and Chilean sourced avocados, as well as tomatoes, partially offset by increased sales related to avocados sourced from Mexico.
     California sourced avocado sales reflect a 35.0% decrease in pounds of avocados sold, when compared to the same nine-month prior period. As discussed above, this decrease in pounds sold is primarily related to the corresponding decrease in the California avocado crop for fiscal 2008/2009. Such decrease is believed to be primarily related to poor weather conditions. The average selling price, on a per carton basis, of California avocados sold increased approximately 19.0% when compared to the same prior year period. We attribute some of this increase to the lower overall volume of California avocados in the marketplace.
     Sales of Chilean sourced avocados decreased $2.9 million, or 44.9%, when compared to the same nine-month prior period. This decrease was primarily related to the decrease in the volume of Chilean fruit sold. This decrease was primarily related to the significantly smaller size of the Chilean avocado crop.
     Sales of tomatoes decreased $5.5 million, or 28.5%, when compared to the same nine-month prior period. The decrease in sales for tomatoes is primarily due to the decrease in the average carton selling price by 38.6%. This was partially offset by an increase in the volume of tomatoes by approximately 0.3 million cartons, or 17.0%, when compared to the same prior year period. We attribute some of this decrease in the per carton selling price to the volume of tomatoes in the U.S. marketplace and the recession in the United States.
     Partially offsetting such decreases was an increase in sales of Mexican sourced avocados, which increased $22.7 million, or 20.5%, for the nine month period ending July 31, 2009, when compared to the same prior year period. The increase in Mexican sourced avocados was primarily related to an increase in the volume of Mexican fruit sold of 29.0 million pounds, or 34.2%, when compared to the same prior year period. We attribute some of this increase to the large Mexican avocado crop for fiscal 2009. Such increase was partially offset, however, by a decrease in the average carton selling price of Mexican avocados, which decreased approximately 17.0% when compared to the same prior year period. We attribute some of this decrease to the higher overall volume of Mexican avocados in the marketplace.
     We anticipate that net sales related to California sourced avocados to experience a seasonal decrease during our fourth fiscal quarter of 2009, as compared to the third fiscal quarter of 2009.
     We anticipate that net sales related to non-California sourced avocados, as well as tomatoes, to experience a seasonal increase in the fourth fiscal quarter of 2009, as compared to the third fiscal quarter of 2009.
Processed products
     Third Quarter 2009 vs. Third Quarter 2008
     For the quarter ended July 31, 2009, when compared to the same period for fiscal 2008, net sales decreased by approximately $0.5 million, or 3.8%. This decrease is primarily related to a 2.1% decrease in total pounds sold during our third quarter of 2009, when compared to the same prior year period. The average net selling price per pound decreased 2.4% from the corresponding prior year period. This decrease is primarily related to a change in sales mix, whereby certain lower-margin items decreased.
     Nine months Ended 2009 vs. Nine months Ended 2008
     For the first nine-months ended July 31, 2009, when compared to the same period for fiscal 2008, net sales stayed relatively consistent, decreasing only approximately $0.1 million, or 0.3%. This decrease is primary related to a decrease in pounds sold of 4.5%, offset by the increase in the average net sales prices of 4.6%. The decrease in pounds sold primarily relate to a decrease in the sales of our frozen guacamole products, which decreased approximately 8.2% when compared to the same prior year period and partially offset by our high-pressure guacamole, which increased approximately 0.9%. Based primarily on the slowing economy in the United States, we believe that retail sales, as a percentage of total net processed product sales, may increase in the future.
Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and nine month periods ended July 31, 2009 and 2008:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2009	Change	2008	2009	Change	2008
Gross margins:
Fresh products	$6,408	4.1%	$6,158	$24,221	70.2%	$14,233
Processed products	3,498	128.0%	1,534	11,083	63.4%	6,782

Total gross margins	$9,906	28.8%	$7,692	$35,304	68.0%	$21,015

Gross profit percentages:
Fresh products	6.8%		7.3%	10.5%		6.1%
Processed products	30.1%		12.7%	33.7%		20.5%
Consolidated	9.3%		7.9%	13.4%		7.8%
     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $2.2 million, or 28.8%, and $14.3 million, or 68.0%, for the third quarter and first nine months of fiscal 2009, when compared to the same periods for fiscal 2008. These increases were attributable to improvements in both our fresh products and our processed products segment.
     During the related three month period of fiscal 2009, as compared to the same prior year period, the decrease in our fresh products segment gross margin percentage was primarily related to a significant decrease in the volume of

California avocados sold, which decreased 29.1%. This decrease was primarily related to the smaller California avocado crop, as discussed above. This had the effect of increasing our per pound costs, which, as a result, negatively impacted gross margins. For the related three month period of fiscal 2009, this decrease was partially offset by an increase in per carton sales prices for California avocados, which increased 24.3%.
     During the related nine month period of fiscal 2009, as compared to the same prior year period, the increase in our fresh products segment gross margin percentage was primarily related to a significant decrease in fruit costs for Mexican sourced avocados, as well as a decrease in substantially all operating costs related to our Mexican operations. These decreases are primarily related to the large Mexican avocado crop, as well as the considerable strengthening of the U.S. Dollar compared to the Mexican Peso. Additionally, during the nine month period of fiscal 2009, when compared to the prior year period, we experienced an increase in the volume of Mexican sourced avocados sold by 29.0 million pounds or 34.2%. Combined, these had the effect of decreasing our per pound costs, which, as a result, positively impacted gross margins. For the related nine month period of fiscal 2009, these decreases were partially offset by a decrease in per carton sales prices for Mexican avocados of 17.0%.
     The processed products gross profit percentages for the three and nine month periods of fiscal 2009, when compared to the same prior year period, increased primarily as a result of lower fruit and operating costs, partially offset by a decrease in total pounds sold. As discussed above, the anticipated large Mexican avocado crop, as well as the considerable strengthening of the U.S. Dollar compared to the Mexican Peso, significantly decreased our per pound costs.
Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2009	Change	2008	2009	Change	2008
Selling, general and administrative	$5,822	9.8%	$5,301	$16,657	12.9%	$14,752
Percentage of net sales	5.5%		5.5%	6.3%		5.5%
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.5 million, or 9.8%, for the three months ended July 31, 2009, when compared to the same period for fiscal 2008. This increase was primarily related to higher corporate costs, including, but not limited to, projected management bonuses (totaling approximately $0.7 million), and general insurance (totaling approximately $0.2 million). Such increases were partially offset, however, by lower broker commissions (totaling approximately $0.2 million), audit/SOX fees (totaling approximately $0.1 million) and bad debt expense (totaling approximately $0.1 million).
     Selling, general and administrative expenses increased $1.9 million, or 12.9%, for the nine months ended July 31, 2009, when compared to the same period for fiscal 2008. This increase was primarily related to higher corporate costs, including, but not limited to, projected management bonuses (totaling approximately $1.5 million), salaries and benefits (totaling approximately $0.5 million), general insurance (totaling approximately $0.2 million) and employee benefits (totaling approximately $0.1 million). Such increases were partially offset, however, by lower broker commissions (totaling approximately $0.3 million), and maintenance and repair expense (totaling approximately $0.1 million).

Other Income, net

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2009	Change	2008	2009	Change	2008
Other income, net	$246	(0.8)%	$248	$867	(4.4)%	$907
Percentage of net sales	0.2%		0.3%	0.3%		0.3%
     Other income, net, includes interest income and expense generated in connection with our financing and operating activities, as well as certain other transactions that are outside of the course of normal operations. For the nine months ended July 31, 2009, other income, net, includes dividend income of $0.1 million from Limoneira Company. For the three and nine months ended July 31, 2009, other income, net, includes $0.2 million and $0.4 million of income from Maui Fresh, LLC.
Provision for Income Taxes

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2009	Change	2008	2009	Change	2008
Provision for income taxes	$1,597	80.7%	$884	$7,322	208.0%	$2,377
Percentage of income before provision for income taxes	39.3%		38.9%	39.3%		38.9%
     For the third quarter of fiscal 2009, our provision for income taxes was $1.6 million, as compared to $0.9 million recorded for the comparable prior year period.
     For the first nine months of fiscal 2009, our provision for income taxes was $7.3 million, as compared to $2.4 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 39% during fiscal 2009.
Liquidity and Capital Resources
     Cash provided by operating activities was $18.7 million for the nine months ended July 31, 2009, compared to $7.7 million provided by operations for the similar period in fiscal 2008. Operating cash flows for the nine months ended July 31, 2009 reflect our net income of $11.3 million, net non-cash charges (depreciation and amortization, stock compensation expense, provision for losses on accounts receivable, interest on deferred consideration, and income from Maui, LLC) of $2.2 million and a net increase in the noncash components of our operating capital of approximately $5.2 million.
     Our operating capital increase includes a net increase in payable to growers of $11.3 million, an increase in trade accounts payable of $2.7 million, a decrease in advances to suppliers of $1.0 million and a decrease in income tax receivable of $0.4 million, partially offset by an increase in accounts receivable of $9.6 million, an increase in prepaid expenses and other current assets of $0.4 million, an increase in inventory of $0.1 million and an increase in other assets of $0.1 million.
     The increase in payable to our growers primarily reflects an increase in California fruit delivered in the month of July 2009, as compared to the month of October 2008. The increase in trade accounts payable and accrued expenses primarily reflect the second Earn-Out payment that has been reclassed to a current liability. The increase in our accounts receivable balance, as of July 31, 2009, when compared to October 31, 2008, primarily reflects higher sales recorded in the month of July 2009, as compared to October 2008.
     Cash used in investing activities was $4.1 million for the nine months ended July 31, 2009 and related principally to the purchase of property, plant and equipment items of $3.6 million, and collections from Belher of $0.5 million, partially offset by loan payments made to Belher of $1.0 million.

     Cash used by financing activities was $14.0 million for the nine months ended July 31, 2009, which related principally to the payment of our $5.0 million dividend, $8.4 million in payments on our net borrowings on our lines of credit and $1.3 million payments on our long-term debt. Partially offsetting these payments, however, $0.7 million in cash was provided by the exercise of stock options.
     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of July 31, 2009 and October 31, 2008 totaled $2.1 million and $1.5 million. Our working capital at July 31, 2009 was $16.7 million, compared to $15.4 million at October 31, 2008.
     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Effective July 31, 2009, we entered into a new loan agreement with Bank of America, N.A. which increased our existing non-collateralized, revolving credit facility to $15 million, from $10 million. This new agreement expires July 1, 2011. Our non-collateralized, revolving credit facilities with Farm Credit West, PCA expires in February 2012. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $45 million, with a weighted-average interest rate of 2.5% and 4.8% at July 31, 2009 and October 31, 2008. Under these credit facilities, we had $14.7 million and $23.1 million outstanding as July 31, 2009 and October 31, 2008, of which $6.5 million and $13.0 million was classified as a long-term liability as July 31, 2009 and October 31, 2008. These credit facilities contain various financial covenants, the most significant relating to working capital, tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at July 31, 2009.
Contractual Obligations
     The following table summarizes contractual obligations pursuant to which we are required to make cash payments. The information is presented as of our fiscal year ended July 31, 2009:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (including interest)	$20,938	$5,137	$3,760	$9,754	$2,287
Revolving credit facilities	8,250	8,250	—	—	—
Defined benefit plan	246	44	88	88	26
Operating lease commitments	8,927	1,083	1,841	1,716	4,287

Total	$38,361	$14,514	$5,689	$11,558	$6,600

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
     With similar precision, amounts remitted to the Hass Avocado Board (HAB) in connection with their assessment program, are likewise not determinable until the fruit is actually delivered to us. HAB assessments are primarily used to fund marketing and promotion efforts.

Impact of Recently Issued Accounting Pronouncements
     See footnote 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2009.

	Expected maturity date July 31,
(All amounts in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$2,054	$—	$—	$—	$—	$—	$2,054	$2,054
Accounts receivable (1)	37,208	—	—	—	—	—	37,208	37,208

Liabilities
Payable to growers (1)	$13,648	$—	$—	$—	$—	$—	$13,648	$13,648
Accounts payable (1)	3,104	—	—	—	—	—	3,104	3,104
Current borrowings pursuant to credit facilities (1)	8,250	—	—	—	—	—	8,250	8,250
Long-term borrowings pursuant to credit facilities (2)	—	—	—	6,450	—	—	6,450	6,460
Fixed-rate long-term obligations (3)	4,936	1,369	1,372	1,375	1,378	1,981	12,411	13,088

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Long-term borrowings pursuant to our credit facility bears interest at 1.7%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 1.4%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value by approximately $244,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 3.8% to 5.7% with a weighted-average interest rate of 5.0%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $357,000.
     We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not currently use any hedging or forward contracts to offset market volatility.
     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. Based on the recent and significant decrease in the valuation of the Mexican peso to the U.S. dollar, however, we are currently considering the use of derivative instruments to hedge the fluctuation in the Mexican peso in our fiscal 2009. Total foreign currency translation gains and losses for each of the three years in the period ended October 31, 2008, as well as the nine-months ended July 31,2009, do not exceed $0.5 million.

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
          There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Calavo Growers, Inc. (Registrant)
Date: September 8, 2009	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: September 8, 2009	By	/s/ Arthur J. Bruno
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