Form 10-K
period 2009-10-31
CALAVO GROWERS INC
filed 2010-01-11
CIK 1133470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009
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
     Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $162.5 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of November 30, 2009 was 14,504,833.
Documents Incorporated by Reference
     Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which we intend to hold on April 21, 2010 are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2009.

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
     In June 2007, we entered into a distribution agreement with Agricola Belher (Belher) of Mexico, a well-established quality producer of fresh vegetables, primarily tomatoes, for export to the U.S. market. Pursuant to such distribution agreement, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our company, primarily our Arizona facility. In exchange, we agreed to sell and distribute such tomatoes, advance $2 million to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. The agreement also allows for us to advance additional amounts to Belher at our sole discretion. As of October 31, 2009 and 2008, we have advanced $2.0 million to Belher pursuant to this agreement, which is recorded in advances to suppliers.
     We also entered into an infrastructure agreement in June 2007 with Belher in order to significantly increase production yields and fruit quality. Pursuant to this agreement, we are to advance up to $5.0 million to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned by Belher, as well as packing line equipment. Advances incur interest at 6.8% and 8.8% at October 31, 2009 and 2008. We advanced $4.2 million and $4.8 million as of October 31, 2009 and 2008 ($1.8 million and $1.2 million included in prepaid expenses and other current assets and $2.4 million and $3.6 million included in other long-term assets). Belher is to annually repay these advances in no less than 20% increments through July 2012. For fiscal 2009, a portion of the 2009 payment was not made and both parties agreed to defer the payment until 2010. For fiscal year 2008, we advanced $0.8 million to Agricola Belher pursuant to our infrastructure agreement. Agricola Belher paid $1.0 million in 2008 for net cash provided of $0.2 million. For fiscal year 2009, we have not made any infrastructure advances to Agricola Belher. Agricola Belher paid $0.5 million in fiscal year 2009 related to infrastructure advances. In addition, the agreement allows for additional $1.0 million advances to take place during the last five months of each of our fiscal years 2009 and 2010, but they are subject to certain conditions and are to be made at our sole discretion. Belher is to annually repay these advances in full on or before each of July 2010 and July 2011. For fiscal 2009, no additional advances were made to Belher. Interest is to be paid monthly or annually, as defined. Belher may prepay, without penalty, all or any portion of the advances at any time.
     In order to secure their obligations pursuant to both agreements discussed above, Belher granted us a first-priority security interest in certain assets, including cash, inventory and fixed assets, as defined.
     Effective December 2007, we entered into a consignment and marketing agreement with Maui Pineapple Company, LTD. (MPC) to market and sell Maui Gold Pineapples throughout the continental United States and Canada. MPC agreed, among other things, to source, pack and ship such pineapples to an agreed port of entry. In exchange, we agreed, among other things, to be responsible for such product upon arrival at the port, to market and sell the related product, and to develop and implement marketing strategies aimed at building the Maui Gold brand recognition. The agreement calls for us to provide certain advances, as defined, and return the proceeds from such pineapple sales to MPC, net of our commission, fees, and incentives, if applicable. Our agreement expired in December 2009. See Note 16 in our consolidated financial statements for further information.
     In May 2008, we purchased all of the outstanding shares of Hawaiian Sweet, Inc. (“HS”) and all ownership interests of Hawaiian Pride, LLC (“HP”) from the Chairman of our Board of Directors, Chief Executive Office and President. HS and HP engage in tropical-product packing and processing operations in Hawaii. The Acquisition Agreement provides, among other things, that as a result of the Acquisition Agreement, Calavo shall make an initial purchase price payment in the aggregate amount of $3,500,000 for both entities. Calavo made the initial payment on May 20, 2008. Calavo shall also make two additional annual payments, ranging from $2,500,000 to $4,500,000, based on certain operating results (the “Earn-Out Payment(s)”), as defined. On September 23, 2009, we remitted the first annual Earn-Out payment, totaling approximately $2.4 million. This represents the minimum payment of $2.5 million, less $0.1 million of working capital shortfall. As a result of this payment, we recorded an adjustment decreasing property, plant and equipment by $0.9 million, other assets by $0.1 million, and accrued expenses by $1.0 million. Such adjustment relates to the resolution of the first deferred and contingent payment. We anticipate recording one more adjustment once the second deferred and contingent payment is determined in fiscal 2010. See Note 17 in our consolidated financial statements.
     Our principal executive offices are located at 1141-A Cummings Road, Santa Paula, California 93060; telephone (805) 525-1245.
     At October 31, 2009, we employed 1,049 employees worldwide.
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
     We sell avocados to a diverse group of supermarket chains, wholesalers, food service and other distributors, under the Calavo family of brand labels, as well as private labels. From time to time, some of our larger customers seek short-term sales contracts that formalize their pricing and volume requirements. Generally, these contracts contain provisions that establish a price floor and/or ceiling during the contract duration. Again, in our judgment, the shift by our customers to drafting sales contracts benefits large handlers like us, which have the ability to fulfill the terms of these contracts. During fiscal year 2009, our 5 and 25 largest fresh customers represented approximately 20% and 46% of our total consolidated revenues. During fiscal year 2008, our 5 and 25 largest fresh customers represented approximately 17% and 43% of our total consolidated revenues. During fiscal years 2009, 2008 and 2007 none of our fresh customers represented more than 10% of total consolidated revenues.
     The Hass variety is the predominant avocado variety marketed on a worldwide basis. Generally, California grown Hass avocados are available year-round, with peak production periods occurring between January through October. Other varieties have a more limited picking season and generally command a lower price. Approximately 2,000 California growers deliver avocados to us, generally pursuant to a standard marketing agreement. Over the past several years, our share of the California avocado crop has remained strong, with approximately 31% of the 2009 shipped California avocado crop handled by us, based on data published by the California Avocado Commission. We attribute our solid foothold in the California industry principally to the competitiveness of the per pound returns we pay and the communication and service we maintain with our growers.
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

     A significant portion of our California avocado handling costs is fixed. As a result, significant fluctuations in the volume of avocados delivered have a considerable impact on the per pound packing costs of avocados we handle. Generally, larger crops will result in a lower per pound handling cost. We believe that our cost structure is geared to optimally handle larger avocado crops. Our strategy calls for continued efforts in aggressively recruiting new growers, retaining existing growers, and procuring a larger percentage of the California avocado crop.
     California avocados delivered to us are grouped as a homogenous pool on a weekly basis based on the variety, size, and grade. The proceeds we receive from the sale of each separate avocado pool, net of a packing and marketing fee to cover our costs and a profit, are paid back to the growers once each month. The packing and marketing fee we withhold is set annually by our Board of Directors and is revised based on our estimated per pound packing and operating costs, as well as our operating profit. This fee is a fixed rate per pound. Significant competitive pressures dictate that our grower returns are set at the highest possible level to attract new and retain existing grower business. We believe that, if net proceeds paid ceased to be competitive, growers would choose to deliver their avocados to alternate competitive handlers. Consequently, we strive to deliver growers the highest return possible on avocados delivered to our packinghouses.
     The California avocado market is highly competitive with 9 major avocado handlers. A marketing order enacted by the state legislature is in effect for California grown avocados and provides the financial resource to fund generic advertising and promotional programs. Avocados handled by us are identifiable through packaging and the Calavo brand name sticker.
     We have leveraged our expertise in the handling and marketing of California avocados to our non-California sourced avocados and perishable food products. Non-California sourced avocados primarily include fruit imported from Mexico, Chile and Peru. Our strategy is to increase our market share of currently sourced avocados to all accepted marketplaces. We believe our diversified avocado sources provide a level of supply stability that may, over time, help solidify the demand for avocados among consumers in the United States and elsewhere in the world. We believe our efforts in distributing our other various commodities complement our offerings of avocados.
     We typically purchase Mexican avocados from two sources located in Mexico, growers and packers. The purchase price we pay for fruit acquired from Mexican growers is generally negotiated for substantially all the fruit in a particular grove. Once a purchase price is agreed to, the fruit is then harvested and delivered to our packinghouse located in Uruapan, Michoacán, Mexico. Once delivered, such fruit is weighed, graded, sized, packed, and cooled for shipment, primarily to the United States. Fruit purchased directly from Mexican packers, however, is already packed for shipment and, as a result, generally commands a higher purchase price, as it is already boxed and ready for shipment. In either case, the purchase price of Mexican avocados is generally based our estimated selling prices of such fruit, less anticipated packing and/or selling costs and our desired margin. We believe these two sources allow us to maximize both the timely acquisition, as well as purchase price, of Mexican fruit.
     Similar to California avocados, a significant portion of our handling costs for Mexican avocados are fixed. As a result, significant fluctuations in the volume of Mexican avocados delivered to our packinghouse can have a considerable impact on the per pound packing costs of avocados we handle. Generally, larger crops will result in a lower per pound handling cost. We believe that our cost structure for Mexican avocados is geared to optimally handle larger avocado crops.
     We believe that our continued success in marketing Mexican avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices, and keeping the handling costs low as we ship the Mexican avocados to our packinghouses. We are subject to USDA and other regulatory inspections to ensure the safety and the quality of the fruit being delivered from Mexico. The Mexican avocado harvest, which is often considerably larger than the California avocado harvest, is both complimentary and competitive with the California market, as the Mexican harvest is near year round (most significant from September to June). As a result, it is common for Mexican growers to monitor the supply of avocados for export to the United States in order to obtain higher field prices. During 2009, we packed and distributed approximately 20% of the avocados exported from Mexico into the United States and approximately 3% of the avocados exported from Mexico to countries other than the United States, based on our estimates.
     We also handle avocados from Chile and Peru, most of which are on a consignment basis with the suppliers. Our commission percentages often range from 8% to 10%. Additionally, from time to time, we may purchase Chilean sourced avocados. Pursuant to our consignment arrangements, we occasionally make advances to both Chilean and Peruvian growers. Historically, we made such advances related to both pre-harvest and post-harvest activities, but our focus during fiscal 2008 and 2009 was primarily related to post-harvest activities. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. Historical experience demonstrates that providing post-harvest advances results in our acquiring full market risk for the product, as it is possible (although unlikely) that our resale proceeds may be less than the amounts we paid to the grower. This is a result of the high level of volatility inherent in the avocado and perishable food markets, which are subject to significant pricing declines based on the availability of fruit in the market. In the event that we do make a pre-season advance, our ability to recover such pre-harvest advance would be largely dependent on the growers’ ability to deliver avocados to us, as well as the inherent risks of farming, such as weather and pests.
     Chilean growers continue to increase/monitor avocado plantings to capitalize on returns available in the worldwide avocado markets. Sales of Chilean grown avocados have generally been significant during our 4th and 1st fiscal quarters. Additionally, with the Chilean harvesting season being complimentary to the California season (August through February), Chilean avocados are able to command competitive retail pricing in the market. During 2009, we distributed approximately 8% of the total Chilean avocados imported into the United States, based on our estimates.
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

     In February 2003, our Board of Directors approved a plan whereby the operations of our processed products business would be relocated. The plan called for the closing of our Santa Paula, California and Mexicali, Baja California Norte (Mexicali) processing facilities and relocating these operations to a new facility in Uruapan, Michoacan, Mexico (Uruapan). This restructuring has provided for cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The Uruapan facility commenced operations in February 2004 and the Santa Paula and Mexicali facilities ceased production in February 2003 and August 2004. Net sales of frozen products, typically sold to foodservices customers, represented approximately 53% and 56% of total processed segment sales for the years ended October 31, 2009 and 2008.
     We have two 215L ultra high pressure machines designed to “cold pasteurize” fresh guacamole. Utilizing ultra high pressure only and without the need of any additives or preservatives, this procedure substantially destroys the cells of any bacteria that could lead to spoilage or oxidation issues. Once the procedure is completed, our guacamole is cased and shipped to various retail and food service customers throughout the United States and Canada. These two 215L ultra high pressure machines are located in Uruapan and we estimate are operating at approximately 59% and 50% of the combined machines’ capacities as of October 31, 2009 and 2008. We believe the capacity provided by these two machines is reasonable given our current sales projections and expected growth. Net sales of our ultra high pressure (fresh) products, typically sold to retail customers, represented approximately 47% and 44% of total processed segment sales for the years ended October 31, 2009 and 2008.
     Sales are made principally through a commissioned nationwide broker network, which is supported by our regional sales managers. We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, strategically located warehouses, and market relationships. During fiscal year 2009, our 5 and 25 largest processed product customers represented approximately 7% and 12% of our total consolidated revenues. During fiscal year 2008, our 5 and 25 largest processed product customers represented approximately 6% and 11% of our total consolidated revenues. During fiscal years 2009, 2008 and 2007 none of our processed product customers represented more than 10% of total consolidated revenues.
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
Patents and Trademarks
     Our trademarks include the Calavo brand name and related logos. We also utilize the following trademarks in conducting our business: Avo Fresco, Bueno, Calavo Gold, Celebrate the Taste, El Dorado, Fresh Ripe, Select, Taste of Paradise, The First Name in Avocados, Tico, Mfresh, Maui Fresh International and Triggered Avocados, and ProRipeVIP™.
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
Employees
     As of October 31, 2009, we had 1,049 employees, of which 378 were located in the United States and 671 were located in Mexico. We do not have a significant number of United States employees covered by a collective bargaining agreement. 553 of Calavo’s Mexican employees are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage.
     The following is a summary of the number of “salaried” and “hourly” employees as of October 31, 2009.

Location	Salaried	Hourly	Total
United States	121	257	378
Mexico	118	553	671

TOTAL	239	810	1,049

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
     We conduct a substantial amount of business with growers and customers who are located outside the United States. We purchase avocados from foreign growers and packers, sell fresh avocados and processed avocado products to foreign customers, and operate a packinghouse and a processing plant in Mexico. In the most recent years, there has been an increase in organized crime in Mexico. This has not had an impact on our operations, but this does increase the risk of doing business in Mexico. We are also subject to regulations imposed by the Mexican government, and also to examinations by the Mexican tax authorities (See Note 8 in the consolidated financial statements). Significant changes to these government regulations and to assessments by the Mexican tax authorities can have a negative impact on our operations and operating results in Mexico. For additional information about our non-California sourced fruit, see the “Business” section included in this Annual Report.
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
Currency exchange fluctuations may impact the results of our operations.
Currency exchange rate fluctuations, depending upon the nature of the changes, may make our domestic-sourced products more expensive compared to foreign grown products or may increase our cost of obtaining foreign-sourced products. Because we do not hedge against our foreign currency exposure, our business has increased susceptibility to foreign currency fluctuations.
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
Our earnings are sensitive to fluctuations in market prices and demand for our products.
     Excess supplies often cause severe price competition in our industry. Growing conditions in various parts of the world, particularly weather conditions such as windstorms, floods, droughts and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the supply and quality of product.

     Fresh produce is highly perishable and generally must be brought to market and sold soon after harvest. The selling price received for each type of produce depends on all of these factors, including the availability and quality of the produce item in the market, and the availability and quality of competing types of produce.
     In addition, general public perceptions regarding the quality, safety or health risks associated with particular food products could reduce demand and prices for some of our products. To the extent that consumer preferences evolve away from products that we produce for health or other reasons, and we are unable to modify our products or to develop products that satisfy new consumer preferences, there will be a decreased demand for our products.
Increases in commodity or raw product costs, such as fuel, and paper, could adversely affect our operating results.
     Many factors may affect the cost and supply of fresh produce, including external conditions, commodity market fluctuations, currency fluctuations, changes in governmental laws and regulations, agricultural programs, severe and prolonged weather conditions and natural disasters. Increased costs for purchased fruit have in the past negatively impacted our operating results, and there can be no assurance that they will not adversely affect our operating results in the future.
     The price of various commodities can significantly affect our costs. Fuel and transportation cost is a significant component of the price of much of the produce that we purchase from growers, and there can be no assurance that we will be able to pass on to our customers the increased costs we incur in these respects.
     The cost of paper is also significant to us because some of our products are packed in cardboard boxes. If the price of paper increases and we are not able to effectively pass these price increases along to our customers, then our operating income will decrease.
We are subject to the risk of product liability claims.
     The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling or transportation phases. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image.
We are subject to possible changing USDA and FDA regulations which govern the importation of foreign avocados into the United States and the processing of processed avocado products.
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
A portion of our workforce is unionized and labor disruptions could decrease our profitability.
     While we believe that our relations with our employees are good, we cannot assure you that we will be able to negotiate collective bargaining agreements on favorable terms, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could have a material adverse effect on the portion of our business affected by the dispute, which could impact our business, results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
     We lease our corporate headquarters building from Limoneira located in Santa Paula, California. Additionally, we own two packinghouses and one distribution and ripening facility (our former processing facility) in California, lease one facility in Arizona, lease one facility in New Jersey, lease one facility in Texas, own one processing facility and own one packinghouse in Mexico.
United States Locations
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
     Our Santa Paula, California processing facility was built in 1975 and had a major expansion in 1988. In conjunction with our restructuring plan, which was approved in February 2003, this facility ceased operating as a processed product avocado processing facility and now functions primarily as a ripening, storage and shipping facility for our fresh avocado operations. Additionally, it also serves to store and ship certain processed avocado products as well. Also, effective December 2005, we sort and pack certain tropical commodities as well. We believe that the annual capacity of this facility will be sufficient to pack and ripen, if necessary, the expected annual volume of avocados and specialty commodities delivered to us.
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

     In February 2009, we ceased operating in our distribution center located in San Antonio, Texas. This location was neither leased nor owned, but rather operated pursuant to a usage agreement whereby we paid handling and distribution fees. We transferred our operations to our newly leased facility location in Garland, Texas. This facility primarily ripens, sorts, packs and ships fresh avocados. We believe that the annual capacity of this facility will be sufficient to handle our budgeted annual production needs.
     During fiscal 2008, through the acquisition of HS and HP, we now own a Hawaiian facility that primarily sorts, packs and ships papayas. We believe that the annual capacity of this facility will be sufficient to handle our budgeted annual production needs.
Mexico Locations
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our shareholders during the quarter ended October 31, 2009.
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

Name	Age	Position
Lecil E. Cole	70	Chairman of the Board, Chief Executive Officer and President
Arthur J. Bruno	59	Chief Operating Officer, Chief Financial Officer and Corporate Secretary
Robert J. Wedin	60	Vice President, Sales and Fresh Marketing
Alan C. Ahmer	61	Vice President, Processed Product Sales and Production
Michael A. Browne	51	Vice President, Fresh Operations
     Lecil E. Cole has been a member of our board of directors since February 1982 and has served as Chairman of the Board since 1988. Mr. Cole has also served as our Chief Executive Officer and President since February 1999. He served as an executive of Safeway Stores from 1964 to 1976 and as Chairman of Central Coast Federal Land Bank from 1986 to 1996. Mr. Cole has served as Chairman and President of Hawaiian Sweet, Inc. and Tropical Hawaiian Products, Inc. since 1996. Mr. Cole farms approximately 4,400 acres in California on which avocados and cattle are produced and raised.
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

Fiscal 2009	High	Low
First Quarter	$13.34	$5.93
Second Quarter	$14.49	$10.22
Third Quarter	$20.01	$11.82
Fourth Quarter	$20.30	$16.29

Fiscal 2008	High	Low
First Quarter	$22.71	$14.75
Second Quarter	$20.09	$13.53
Third Quarter	$15.65	$10.46
Fourth Quarter	$13.87	$8.42
     As of November 30, 2009, there were approximately 1,150 stockholders of record of our common stock.
     During the year ended October 31, 2009, we did not issue any shares of common stock that were not registered under the Securities Act of 1933 and we did not repurchase any shares of our common stock.
Dividend Policy
     Our dividend policy is to provide for an annual dividend payment, as determined by the Board of Directors. We anticipate paying dividends in the first quarter of our fiscal year.
     On December 11, 2009, we paid a $0.50 per share dividend in the aggregate amount of $7,252,000 to shareholders of record on December 1, 2009.
     On December 23, 2008, we paid a $0.35 per share dividend in the aggregate amount of $5,047,000 to shareholders of record on December 9, 2008.

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
     The following summary consolidated financial data (other than pounds information) for each of the years in the five-year period ended October 31, 2009 are derived from the audited consolidated financial statements of Calavo Growers, Inc.
     Historical results are not necessarily indicative of results that may be expected in any future period. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto that are included elsewhere in this Annual Report.

	Fiscal Year Ended October 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Income Statement Data: (1)
Net sales	$344,765	$361,474	$302,984	$273,723	$258,822
Gross margin	44,533	33,181	31,772	29,084	21,734
Net income	13,611	7,725	7,330	5,788	3,322
Basic net income per share	$0.94	$0.54	$0.51	$0.40	$0.24
Diluted net income per share	$0.94	$0.53	$0.51	$0.40	$0.24
Balance Sheet Data as of End of Period:
Working capital	$12,557	$15,413	$16,334	$12,023	$17,618
Total assets	123,216	134,686	128,018	107,563	108,482
Current portion of long-term obligations	1,366	1,362	1,307	1,308	1,313
Long-term debt, less current portion	13,908	25,351	13,106	10,406	11,719
Shareholders’ equity	69,487	65,517	74,003	58,943	64,746
Cash Flows Provided by (Used in):
Operations	$21,997	$5,296	$4,629	$7,819	$5,568
Investing(2)(3)	(5,990)	(7,454)	(7,950)	(4,663)	(11,941)
Financing	(16,641)	2,700	4,238	(4,239)	6,870
Other Data:
Dividends declared per share	$0.50	$0.35	$0.35	$0.32	$0.32
Net book value per share	$4.79	$4.52	$5.15	$4.12	$4.51
Pounds of California avocados sold	53,000	92,165	91,038	218,460	104,950
Pounds of non-California avocados sold	162,950	123,740	135,723	70,063	103,830
Pounds of processed avocados products sold	21,259	22,274	22,556	20,489	15,628

(1)	Operating results for fiscal 2009 and 2008 include the acquisitions of HS and HP. Such acquisitions, however, did not significantly impact trends or results of operations for fiscal 2008, as such acquisitions substantially replaced the previous consigned arrangement, as discussed in Note 9 to our consolidated financial statements. See Note 17 to our consolidated financial statements for further discussion of these acquisitions.

(2)	For fiscal year 2008, we advanced $0.8 million to Agricola Belher pursuant to our infrastructure agreement. Agricola Belher paid $1.0 million in 2008 for net cash provided of $0.2 million. For fiscal year 2009, we have not made any infrastructure advances to Agricola Belher. Agricola Belher paid $0.5 million in fiscal year 2009 related to infrastructure advances. See Note 15 to our consolidated financial statements for further discussion of the infrastructure advances to Agricola Belher.

(3)	In fiscal 2008, we purchased HS and HP for $5.2 million. See Note 17 to our consolidated financial statements for further discussion of these acquisitions.

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
Overview
     We are a leader in the distribution of avocados, prepared avocado products, and other perishable food products throughout the United States. Our history and expertise in handling California grown avocados has allowed us to develop a reputation of delivering quality products, at competitive prices, while providing competitive returns to our growers. This reputation has enabled us to expand our product offerings to include avocados sourced on an international basis, prepared avocado products, and other perishable foods. We report our operations in two different business segments: (1) fresh products and (2) processed products. See Note 11 to our consolidated financial statements for further discussion. We report our financial results on a November 1 to October 31 fiscal year basis to coincide with the California avocado harvest season.
     Our Fresh Products business grades, sizes, packs, cools, and ripens (if desired) avocados for delivery to our customers. We presently operate three packinghouses in Southern California. These packinghouses handled approximately 31% of the California avocado crop during the 2009 fiscal year, based on data obtained from the California Avocado Commission. Our operating results and the returns we pay our growers are highly dependent on the volume of avocados delivered to our packinghouses, as a significant portion of our costs are fixed. Our strategy calls for continued efforts to retain and recruit growers that meet our business model. Additionally, our Fresh products business also procures avocados grown in Chile, Mexico and Peru, as well as other various commodities, including tomatoes, papayas, mushrooms, and pineapples. We operate a packinghouse in Mexico that, together with certain co-packers that we frequently purchase fruit from, handled approximately 20% of the Mexican avocado crop bound for the United States market and approximately 3% of the avocados exported from Mexico to countries other than the United States during the 2008-2009 Mexican season, based on our estimates. Additionally, during the 2008-2009 Chilean avocado season, we handled approximately 8% of the Chilean avocado crop, based on our estimates. Our strategy is to increase our market share of currently sourced avocados to all accepted marketplaces. We believe our diversified avocado sources provides a level of supply stability that may, over time, help solidify the demand for avocados among consumers in the United States and elsewhere in the world. We believe our efforts in distributing our other various commodities, such as those shown above, complement our offerings of avocados. From time to time, we continue to explore distribution of other crops that provide reasonable returns to the business.
     Our processed products business procures avocados, processes avocados into a wide variety of guacamole products, and distributes the processed product to our customers. Customers include both food service industry and retail businesses and our products primarily include both frozen and “cold pasteurized” fresh guacamole. “Cold pasteurized” fresh guacamole refers to fresh guacamole products that has been treated by one of our ultra high pressure machines. These machines utilize ultra high pressure only (i.e. without additives or preservatives) and destroy the cells of any bacteria that could lead to spoilage or oxidation issues.
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
     Net sales of frozen products represented approximately 53% and 56% of total processed segment sales for the years ended October 31, 2009 and 2008. Net sales of our ultra high pressure products represented approximately 47% and 44% of total processed segment sales for the years ended October 31, 2009 and 2008.
     Our Fresh Products business is characterized by crop volume and price changes. Furthermore, the operating results of all of our businesses, including our processed products business, have been, and will continue to be, affected by quarterly and annual fluctuations and market downturns due to a number of factors, such as pests and disease, weather patterns, changes in demand by consumers, the timing of the receipt, reduction, or cancellation of significant customer orders, the gain or loss of significant customers, market acceptance of our products, our ability to develop, introduce, and market new products on a timely basis, availability and cost of avocados and supplies from growers and vendors, new product introductions by our competitors, change in the mix of avocados and processed products we sell, and general economic conditions. We believe, however, that we are currently positioned to address these risks and deliver favorable operating results for the foreseeable future.

Recent Developments
Dividend Payment
     On December 11, 2009, we paid a $0.50 per share dividend in the aggregate amount of $7,252,000 to shareholders of record on December 1, 2009.
Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax years ended December 31, 2000 and December 31, 2004. We have received assessments totaling approximately $2.0 million and $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000 related to the tax year 2000 assessment, which we declined. In the second quarter of 2009, we won our most recent appeal case for the tax year ended December 31, 2000. The Hacienda subsequently appealed that decision and the case was sent back to the tax court due to administrative error by such jurisdiction. In the second quarter of 2009, the Hacienda initiated an examination related to tax year ended December 31, 2007 as well. We are not aware of any assessments related to this examination, but we do not expect this examination to have a significant impact on our results of operations. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to these assessments.
     IRS examination— The Internal Revenue Service has concluded their examination for the year ended October 31, 2005. No changes were noted.
     From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Term Revolving Credit Agreement
     In July 2009, we renewed and extended our non-collateralized, revolving credit facility with Bank of America, N.A. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under the borrowing agreement is now $15.0 million, up from $10.0 million and now expires on July 1, 2011. This increase was at our request and not due to any immediate cash flows needs. The credit facility contains various financial covenants, the most significant relating to tangible net worth (as defined), and Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio (as defined). We were in compliance with all such covenants at October 31, 2009.
First Earn-Out Payment
     In May 2008, we purchased all of the outstanding shares of Hawaiian Sweet (HS) and all ownership interests of Hawaiian Pride (HP) from the Chairman of our Board of Directors, Chief Executive Office and President. HS and HP engage in tropical-product packing and processing operations in Hawaii. The Acquisition Agreement provides, among other things, that as a result of the Acquisition Agreement, Calavo shall make an initial purchase price payment in the aggregate amount of $3,500,000 for both entities. Calavo made the initial payment on May 20, 2008. Calavo shall also make two additional annual payments, ranging from $2,500,000 to $4,500,000, based on certain operating results (the “Earn-Out Payment(s)”), as defined. On September 23, 2009, we remitted the first annual Earn-Out payment, totaling approximately $2.4 million. This represents the minimum payment of $2.5 million, less $0.1 million of working capital shortfall. As a result of this payment, we recorded an adjustment decreasing property, plant and equipment by $0.9 million, other assets by $0.1 million, and accrued expenses by $1.0 million. Such adjustment relates to the resolution of the first deferred and contingent payment. We anticipate recording one more adjustment once the second deferred and contingent payment is determined in fiscal 2010.
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
     Promotional allowances. We provide for promotional allowances at the time of sale, based on our historical experience. Our estimates are generally based on evaluating the relationship between promotional allowances and gross sales. The derived percentage is then applied to the current period’s sales revenues in order to arrive at the appropriate debit to sales allowances for the period. The offsetting credit is made to accrued liabilities. When certain amounts of specific customer accounts are subsequently identified as promotional, they are written off against this allowance. Actual amounts may differ from these estimates and such differences are recognized as an adjustment to net sales in the period they are identified. A 1% change in the derived percentage for the entire year would impact results of operations by approximately $0.5 million.
     Income Taxes. We account for deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a deferred tax asset, we perform an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.
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
     Goodwill and acquired intangible assets. Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We performed our annual assessment of goodwill and determined that no impairment existed as of October 31, 2009.
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

Results of Operations
     The following table sets forth certain items from our consolidated statements of income, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Gross margins	12.9%	9.2%	10.5%
Selling, general and administrative	6.6%	5.8%	6.5%
Operating income	6.3%	3.4%	4.0%
Interest income	0.1%	0.1%	0.1%
Interest expense	(0.3)%	(0.4)%	(0.4)%
Other income, net	0.1%	0.2%	0.2%
Net income	3.9%	2.1%	2.4%
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
     We anticipate avocado products will further penetrate the United States marketplace driven by year-round availability of fresh avocados due to imports, a rapid growing Hispanic population, and the promotion of the health benefits of avocados. As the largest marketer of avocado products in the United States, we believe that we are well positioned to leverage this trend and to grow all segments of our business. Additionally, we also believe that avocados and avocado based products will further penetrate other marketplaces that we currently operate in, as interest in avocados continues to expand.
     In October 2002, the USDA announced the creation of a Hass Avocado Board to promote the sale of Hass variety avocados in the U.S. marketplace. This board provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace. The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales. We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our avocado businesses. During fiscal 2009, 2008 and 2007, on behalf of avocado growers, we remitted approximately $0.6 million, $2.2 million and $1.7 million to the California Avocado Commission. During fiscal 2009, 2008 and 2007, we remitted approximately $3.8 million, $4.2 million and $4.5 million to the Hass Avocado Board related to avocados.
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

	2009	Change	2008	Change	2007
	(Dollars in thousands)
Net sales:
Fresh products	$300,235	(4.9%)	$315,667	20.8%	$261,325
Processed products	44,530	(2.8%)	45,807	10.0%	41,659

Total net sales	$344,765	(4.6%)	$361,474	19.3%	$302,984

As a percentage of net sales:
Fresh products	87.1%		87.3%		86.3%
Processed products	12.9%		12.7%		13.7%

	100.0%		100.0%		100.0%

     Net sales for the year ended October 31, 2009, when compared to 2008, decreased by approximately $16.7 million, or 4.6%, principally as a result of a decrease in both our fresh products and processed products segments. The decrease in fresh product sales for the year ended October 31, 2009 was primarily related to decreased sales of California avocados, tomatoes, and pineapples. These decreases were partially offset, however, by increased sales from Mexican and Chilean sourced avocados. While the procurement of fresh avocados related to our fresh products segment is seasonal based on region, our processed products business is generally not subject to a seasonal effect. The decrease in net sales delivered by our processed products business was due primarily to a decrease in pounds sold.
     The following tables set forth sales by product category and sales incentives, by segment (dollars in thousands):

	Year ended October 31, 2009			Year ended October 31, 2008
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
Avocados	$259,558	$—	$259,558	$268,674	$—	$268,674
Tomatoes	14,067	—	14,067	19,666	—	19,666
Pineapples	13,341	—	13,341	16,442	—	16,442
Papayas	9,118	—	9,118	8,392	—	8,392
Other Fresh products	4,219	—	4,219	2,564	—	2,564
Processed — food service	—	36,493	36,493	—	38,919	38,919
Processed — retail and club	—	15,554	15,554	—	14,634	14,634

Total gross sales	300,303	52,047	352,350	315,738	53,553	369,291
Less sales incentives	(68)	(7,517)	(7,585)	(71)	(7,746)	(7,817)

Net sales	$300,235	$44,530	$344,765	$315,667	$45,807	$361,474

	Year ended October 31, 2008			Year ended October 31, 2007
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
Avocados	$268,674	$—	$268,674	$242,197	$—	$242,197
Tomatoes	19,666	—	19,666	8,837	—	8,837
Pineapples	16,442	—	16,442	24	—	24
Papayas	8,392	—	8,392	6,044	—	6,044
Other Fresh products	2,564	—	2,564	4,242	—	4,242
Processed — food service	—	38,919	38,919	—	39,006	39,006
Processed — retail and club	—	14,634	14,634	—	10,777	10,777

Total gross sales	315,738	53,553	369,291	261,344	49,783	311,127
Less sales incentives	(71)	(7,746)	(7,817)	(19)	(8,124)	(8,143)

Net sales	$315,667	$45,807	$361,474	$261,325	$41,659	$302,984

     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse, Uruapan processing plant and Mexicali processing plant to the parent company. For fiscal years 2009, 2008, and 2007, inter-segment sales and cost of sales for fresh products totaling$14.1 million, $13.9 million and $13.0 million were eliminated. For fiscal years 2009, 2008, and 2007, inter-segment sales and cost of sales for processed products totaling $7.8 million $9.6 million, and $8.1 million were eliminated.
Fresh Products
     Fiscal 2009 vs. Fiscal 2008:
     Net sales delivered by the business decreased by approximately $15.4 million, or 4.9%, from fiscal 2008 to 2009. This decrease was primarily related to decreased sales of California avocados, tomatoes, and pineapples. Such decreases were partially offset, however, by increased sales from Mexican and Chilean sourced avocados. For fiscal 2009, due to the significant increase in the Mexican avocado crop, there was an increase in the volume of avocados delivered to the United States market. As a result, avocado prices industry-wide decreased for most of fiscal 2009, which primarily caused our total avocado revenues to decrease for the year.
     For fiscal year 2009, California sourced avocado sales reflect a 42.5% decrease in pounds of avocados sold, when compared to the same prior year period. This decrease in pounds sold is primarily related to the corresponding decrease in the California avocado crop for fiscal 2008/2009. Such decrease is believed to be primarily related to poor weather conditions. Our market share of California avocados increased to 31% for fiscal year 2009, when compared to a 28% market share for the same prior year period. The average selling price, on a per carton basis, of California avocados sold increased approximately 13.8% when compared to the same prior year period. We attribute some of this increase to the lower overall volume of California avocados in the marketplace.
     California avocados are primarily sold in the U.S. marketplace. We anticipate that sales of California grown avocados will significantly increase in fiscal 2010, due to a significantly larger expected avocado crop.
     Sales of tomatoes decreased $5.6 million, or 28.5%, for fiscal year 2009, when compared to the same prior year period. The decrease in sales for tomatoes is primarily due to the decrease in the average carton selling price by 38.0%. This was partially offset by an increase in the volume of tomatoes by approximately 0.3 million cartons, or 15.3%, when compared to the same prior year period. We attribute most of this decrease in the per carton selling price to the out of season production from the U.S. east coast that increased the volume of tomatoes in the U.S. marketplace at the very beginning of the Mexican tomato season.
     Sales of pineapples decreased $3.1 million, or 18.9%, when compared to the same prior year period. The decrease in sales for pineapples is primarily due to the decrease in the per unit selling price by 12.2%, in addition to the decrease in the volume of pineapples by approximately 0.1 million units, or 7.5%, when compared to the same prior year period. We attribute some of this decrease in the per carton selling price to the volume of pineapples in the U.S. marketplace and the recession in the United States. Our agreement with Maui Pineapple Company ended December 31, 2009, and is not expected to be extended. We are actively pursuing other sources of pineapples, but the volume of pineapples is expected to decrease next year.
     Partially offsetting such decreases was an increase in sales of Mexican sourced avocados, which increased $20.1 million, or 13.5%, for fiscal year 2009, when compared to the same prior year period. The increase in Mexican sourced avocados was primarily related to an increase in the volume of Mexican fruit sold of 35.1 million pounds, or 31.1%, when compared to the same prior year period. We attribute some of this increase to the large Mexican avocado crop for fiscal 2009. Such increase was partially offset, however, by a decrease in the average carton selling price of Mexican avocados, which decreased approximately 13.4% when compared to the same prior year period. We attribute some of this decrease to the higher overall volume of Mexican avocados in the marketplace.
     Sales of Chilean sourced avocados increased $9.0 million, or 117.0% for fiscal year 2009, when compared to the same prior year period. The volume of Chilean fruit sold increased by approximately 7.0 million pounds, or 94.6%, when compared to the same prior year period. This increase was primarily related to the improvement of the Chilean avocado crop in fiscal year 2009 when compared to the disappointing crop in fiscal year 2008. In addition to the increase in pounds sold, our average selling prices, on a per carton basis, experienced an increase of 11.5% for fiscal 2009, when compared to the same prior period. We attribute some of these price fluctuations to the smaller California avocado crops, as well as the timing of the delivery of such crops, in the marketplace during fiscal 2009.
     Mexican and Chilean grown avocados are primarily sold in the U.S., Japanese, and/or European marketplace. We anticipate that the combined sales of Mexican and Chilean grown avocados will increase marginally in fiscal 2010.
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
Processed Products
     Fiscal 2009 vs. Fiscal 2008:
     Net sales decreased by approximately $1.3 million, or 2.8% for fiscal 2009, when compared to the same prior period. This decrease is primarily related to a 4.4% decrease in total pounds sold for fiscal year 2009, when compared to the same prior year period. Frozen product sales are closely linked to the economic environment of the foodservice industry. Due to the economic decline in 2009, we experienced a decrease in sales for our frozen products, as fewer consumers went out to eat at restaurants. Partially offsetting this decline, however, the average net selling price per pound increased 1.9% from the corresponding prior year period. This increase is primarily related to a change in sales mix.
     We currently have two 215L ultra high pressure machines located in Uruapan and estimate we are operating at approximately 59% of the combined machines’ capacities as of October 31, 2009. We believe this combined capacity is reasonable given our current sales projections and expected growth. Net sales of our ultra high pressure products represented approximately 47% and 44% of total processed segment sales for the years ended October 31, 2009 and 2008.
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
Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment:

	2009	Change	2008	Change	2007
	(Dollars in thousands)
Gross Margins:
Fresh products	$29,076	30.8%	$22,223	3.6%	$21,461
Processed products	15,457	41.1%	10,958	6.3%	10,311

Total gross margins	$44,533	34.2%	$33,181	4.4%	$31,772

Gross profit percentages:
Fresh products	9.7%		7.0%		8.2%
Processed products	34.7%		23.9%		24.8%
Consolidated	12.9%		9.2%		10.5%
     Our cost of sales consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Consolidated gross margin, as a percent of sales, increased 2.7% for fiscal year 2009 when compared to fiscal year 2008. Gross margins increased by approximately $11.4 million, or 34.2%, for fiscal year 2009, when compared to the same prior year period. These increases were attributable to improvements in both our fresh products and our processed products segment.

Fresh Products
     Fiscal 2009 vs. Fiscal 2008:
     During fiscal year 2009, as compared to the same prior year period, the increase in our fresh products segment gross margin percentage was primarily related to a significant decrease in fruit costs for Mexican sourced avocados, as well as a decrease in substantially all operating costs related to our Mexican operations. These decreases are primarily related to the large Mexican avocado crop, as well as the considerable strengthening of the U.S. Dollar compared to the Mexican Peso. For fiscal year 2009, when compared to the prior year period, we experienced an increase in the volume of Mexican sourced avocados sold by 35.1 million pounds or 31.1%. Combined, these had the effect of decreasing our per pound costs, which, as a result, positively impacted gross margins. Such increase was partially offset, however, by a decrease in the average carton selling price of Mexican avocados, which decreased approximately 13.4% when compared to the same prior year period. Collectively, these items positively increased gross margins generated from the sale of Mexican avocados from approximately $11.1 million in fiscal year 2008 to $22.5 million in fiscal year 2009.
     As mentioned above, the considerable strengthening of the U.S. Dollar compared to the Mexican Peso positively affected our gross margin for fiscal year 2009. In this era of economic uncertainty, it is unknown whether this favorable exchange rate will continue into fiscal year 2010. Any significant fluctuations in the strength of the U.S. Dollar compared to the Mexican Peso may have a material impact on future gross margins for our fresh and processed products segments.
     The gross margin and gross profit percentage for consignment sales, including Chilean avocados, pineapples, and tomatoes, are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers. The gross margin we earn is generally based on a commission agreed to with each party, which varies from a fixed rate per box to a percent of the overall selling price. Although we generally do not take legal title to such avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, our results of operations include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. For fiscal years 2009, we generated gross margins of $2.8 million from the sale of fresh produce products that were packed by third parties.
     Gross margin percentages related to California avocados are largely dependent on production yields achieved at our packinghouses, current market prices of avocados, our packing and marketing fee, and the volume of avocados packed. A significant portion of our costs are fixed. As such, a lower volume of fruit going through our packinghouses will decrease our gross margin percentage. Pounds of California avocados sold decreased 42.5% in fiscal 2009 as compared to fiscal 2008. This had the effect of increasing our per pound costs, which, as a result, negatively impacted gross margins.
     Fiscal 2008 vs. Fiscal 2007:
     During fiscal year 2008, our gross margins generated from the sale of Mexican avocados decreased from approximately $14.0 million in fiscal year 2007 to $11.1 million in fiscal year 2008. Such decrease was primarily related to a 2.2% decrease in the volume of Mexican avocados sold, as well as higher fruit costs. Collectively, these items negatively affected gross margins.
     As mentioned above, the gross margin and gross profit percentage for consignment sales, including Chilean avocados, pineapples, and tomatoes, are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers. For fiscal years 2008 and 2007, we generated gross margins of $3.5 million, and $1.7 million from the sale of fresh produce products that were packed by third parties.
     For California sourced avocados, our gross margin percentage increased during fiscal year 2008 when compared to the same prior year period. Such increase is primarily related to a 1.2% increase in pounds of avocados sold, an increase in our packing and marketing fee, and a 6.1% increase in the average sales price of California avocados. Combined, these had the effect of decreasing our per pound costs, which, as a result, positively impacted gross margins.
Processed Products
     Fiscal 2009 vs. Fiscal 2008:
     Gross margin percentages for our processed products business are largely dependent on the pricing of our final product and the cost of avocados used in preparing guacamole. The processed products gross profit percentages for the fiscal year 2009, when compared to the same prior year period, increased $4.4 million or 41.1%, primarily as a result of lower fruit and operating costs, partially offset by a decrease in total pounds sold by 4.4%. As discussed above, the large Mexican avocado crop, as well as the considerable strengthening of the U.S. Dollar compared to the Mexican Peso, significantly decreased our per pound costs. We anticipate that the gross profit percentage for our processed product segment will continue to experience fluctuations during the next fiscal year primarily due to the uncertainty of the cost of fruit that will used in the production process, and the uncertainty of the exchange rate between the U.S. Dollar and the Mexican Peso (as discussed above).
     Fiscal 2008 vs. Fiscal 2007:
     During fiscal year 2008, the processed products gross profit percentages marginally decreased primarily as a result of high fruit costs, as well as increased packaging costs, both of which had the effect of increasing our per pound costs. In addition, there was a marginal decrease in total pounds produced, which had the effect of increasing our per pound costs. These increases were partially offset, however, by a decrease in the production and sale of less profitable items.
Selling, General and Administrative

	2009	Change	2008	Change	2007
	(Dollars in thousands)
Selling, general and administrative	$22,791	9.0%	$20,914	5.8%	$19,759
Percentage of net sales	6.6%		5.8%		6.5%
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses, and other general and administrative costs. For fiscal year 2009, selling, general and administrative expenses increased $1.9 million or 9.0% when compared to the same period for fiscal 2008. This increase was primarily related to higher corporate costs, including, but not limited to, costs related to an increase in management bonuses (totaling approximately $1.7 million), an increase in salaries and benefits (totaling approximately $0.5 million), and an increase in general insurance (totaling approximately $0.3 million). Such higher corporate costs were partially offset, however, by lower broker commissions (totaling approximately $0.3 million) and lower audit fees (totaling approximately $0.3 million).
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
Interest income

	2009	Change	2008	Change	2007
	(Dollars in thousands)
Interest income	$381	(26.2%)	$516	108.1%	$248
Percentage of net sales	0.1%		0.1%		0.1%
     Interest income was primarily generated from loans to growers. The decrease in interest income in fiscal 2009 as compared to 2008 is due to the poor California avocado crop, and the resulting decreases in the balances due to us from these growers. In addition, this decrease in interest income is due to the lower interest rate charged to Agricola Belher for infrastructure advances. During fiscal year 2007, interest income includes interest accrued on notes receivable from directors and officers of approximately $0.1 million. Such notes were paid in fiscal year 2007.
Interest expense

	2009	Change	2008	Change	2007
	(Dollars in thousands)
Interest expense	$(1,108)	(25.4%)	$(1,485)	10.3%	$(1,346)
Percentage of net sales	(0.3)%		(0.4)%		(0.4)%
     Interest expense is primarily generated from our line of credit borrowings, as well as our term loan agreement with Farm Credit West, PCA. For fiscal 2009, as compared to fiscal 2008, the decrease in interest expense was primarily related to a lower average outstanding balance and an overall decrease in interest rates under our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A.

     For fiscal 2008, as compared to fiscal 2007, the increase in interest expense was primarily related to a higher average outstanding balance under our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A
Other Income, Net

	2009	Change	2008	Change	2007
	(Dollars in thousands)
Other income, net	$263	(63.2%)	$715	39.6%	$512
Percentage of net sales	0.1%		0.2%		0.2%
     Other income, net includes dividend income, as well as certain other transactions that are outside of the normal course of operations. During fiscal 2009, 2008, and 2007, we received $0.1 million, $0.6 million, and $0.4 million as dividend income from Limoneira.
Provision for Income Taxes

	2009	Change	2008	Change	2007
	(Dollars in thousands)

Provision for income taxes	$8,277	81.2%	$4,567	6.9%	$4,271
Percentage of income before provision for income taxes	37.8%		37.2%		36.8%
     The effective income tax rate for fiscal years 2009, 2008, and 2007 is higher than the federal statutory rate principally due to state taxes. Our effective income tax rate increased from 37.2% in fiscal year 2008 to 37.8% in fiscal year 2009 primarily due to a higher portion of the total pre-tax book income being taxed at the higher U.S. statutory rate compared to Mexico as well as an increase in our federal tax rate, partially offset by several miscellaneous reductions. Our effective income tax rate increased from 36.8% in fiscal year 2007 to 37.2% in fiscal year 2008 primarily as a result of an increase in foreign taxes, partially offset by a decrease in our average state tax rate.
Quarterly Results of Operations
     The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2009. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with our audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. Historically, we receive and sell a substantially lesser number of California avocados in our first fiscal quarter. Certain items in the prior period amounts have been reclassified to conform to the current period presentation.

	Three months ended
	Oct. 31,	July 31,	Apr. 30,	Jan. 31,	Oct. 31,	July 31,	Apr. 30,	Jan. 31,
	2009	2009	2009	2009	2008	2008	2008	2008
	(in thousands, except per share amounts)

Statement of Operations Data
Net sales	$80,942	$106,347	$86,829	$70,647	$93,553	$96,903	$98,777	$72,241
Cost of sales	71,713	96,441	73,890	58,188	81,387	89,211	91,483	66,212

Gross margin	9,229	9,906	12,939	12,459	12,166	7,692	7,294	6,029
Selling, general and administrative	6,134	5,822	5,535	5,300	6,162	5,301	4,701	4,750

Operating income	3,095	4,084	7,404	7,159	6,004	2,391	2,593	1,279
Other income (expense), net	164	(22)	75	(71)	178	(118)	52	(87)

Income before provision for income taxes	3,259	4,062	7,479	7,088	6,182	2,273	2,645	1,192
Provision for income taxes	955	1,597	3,017	2,708	2,190	884	1,033	460

Net income	$2,304	$2,465	$4,462	$4,380	$3,992	$1,389	$1,612	$732

Net income per share:
Basic	$0.16	$0.17	$0.31	$0.30	$0.28	$0.10	$0.11	$0.05
Diluted	$0.16	$0.17	$0.31	$0.30	$0.28	$0.10	$0.11	$0.05
Number of shares used in per share computation:
Basic	14,505	14,457	14,423	14,419	14,408	14,405	14,403	14,375
Diluted	14,582	14,529	14,508	14,429	14,443	14,467	14,514	14,503
Liquidity and Capital Resources
     Operating activities for fiscal 2009, 2008 and 2007 provided cash flows of $22.0 million, $5.3 million, and $4.6 million. Fiscal year 2009 operating cash flows reflect our net income of $13.6 million, net noncash charges (depreciation and amortization, income from unconsolidated entities, loss on disposal of fixed assets, provision for losses on accounts receivable, interest on deferred compensation, deferred income taxes, and stock compensation expense) of $3.0 million and a net increase from changes in the non-cash components of our working capital accounts of approximately $5.4 million.
     Fiscal year 2009 increases in operating cash flows, caused by working capital changes, include a decrease in accounts receivable of $5.3 million, a decrease in inventory of $3.2 million, an increase in trade accounts payable and accrued expenses of $1.0 million and a decrease in advances to suppliers of $0.6 million, partially offset by a decrease in payable to growers of $2.0 million, an increase in prepaid expenses and other current assets of $1.5 million, an increase in income tax receivable of $1.1 million and an increase in other assets totaling $0.1 million.
     The decrease in our accounts receivable balance as of October 31, 2009, when compared to October 31, 2008, primarily reflects less California avocado sales recorded in the month of October 2009, as compared to October 2008. This is consistent to what was expected with the poor California avocado season ending earlier in the current year than in prior year. The decrease in our inventory balance is primarily related to a decrease in Mexico and California avocado inventory and processed products inventory on hand at October 31, 2009, as compared to the same prior year period. The increase in our trade accounts payable and accrued expenses primarily reflect the second Earn-Out payment that has been reclassed to a current liability and the increase in our dividend declared but not yet paid ($7.3 million in fiscal 2009, compared to $5.0 million for fiscal 2008).
     The decrease in payable to our growers primarily reflects a decrease in California fruit delivered in the month of October 2009, as compared to the month of October 2008.
     Cash used in investing activities was $6.0 million, $7.5 million, and $8.0 million for fiscal years 2009, 2008, and 2007. Fiscal year 2009 cash flows used in investing activities includes capital expenditures of $4.1 million and the first annual Earn-Out payment from the acquisition of HS and HP, totaling approximately $2.4 million. Such payments were partially offset by the collection of $0.5 million Agricola Belher, pursuant to our tomato agreements. See Note 15 and Note 17 to our consolidated financial statements.
     Cash used in financing activities was $16.6 million for fiscal year 2009. Cash provided by financing activities was $2.7 million and $4.2 million for fiscal years 2008 and 2007. Cash used during fiscal year 2009 primarily includes payments on our non-collateralized, revolving credit facilities totaling $11.2 million, the payment of a dividend totaling $5.0 million and payments related to our long-term obligations of $1.4 million. Partially offsetting these payments, however, $1.0 million in cash was provided by the exercise of stock options.
     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of October 31, 2009 and 2008 totaled $0.9 million and $1.5 million. Our working capital at October 31, 2009 was $12.6 million, compared to $15.4 million at October 31, 2008.
     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Effective July 31, 2009, we entered into a new loan agreement with Bank of America, N.A. which increased our existing non-collateralized, revolving credit facility to $15.0 million, from $10.0 million. This new agreement expires July 1, 2011. Our non-collateralized, revolving credit facilities with Farm Credit West, PCA expires in February 2012. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $45 million, with a weighted-average interest rate of 2.4% and 4.8% at October 31, 2009 and 2008. Under these credit facilities, we had $12.0 million and $23.1 million outstanding as October 31, 2009 and 2008, of which $6.5 million and $13.0 million was classified as a long-term liability as October 31, 2009 and 2008. These credit facilities contain various financial covenants, the most significant relating to tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at October 31, 2009.
     The following table summarizes contractual obligations pursuant to which we are required to make cash payments. The information is presented as of our fiscal year ended October 31, 2009:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (including interest)	$17,642	$1,992	$10,192	$3,193	$2,265
Revolving credit facilities	5,520	5,520	—	—	—
Defined benefit plan	283	44	88	88	63
Operating lease commitments	15,044	1,760	3,176	3,034	7,074

Total	$38,489	$9,316	$13,456	$6,315	$9,402

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
Recently Adopted Accounting Pronouncements
     In October 2009, we adopted Financial Accounting Standards Board Accounting Standard Codification (FASB ASC) 105-10 (SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). FASB ASC 105-10 (SFAS No. 168) establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial standards in conformity with US GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. FASB ASC 105-10 (SFAS No. 168) is effective for financial statements issued by us for interim and annual periods after September 15, 2009. On the effective date of FASB ASC 105-10 (SFAS No. 168), all then-existing non-SEC accounting and reporting standards are superseded, with the exception of certain as the promulgations listed in FASB ASC 105-10 (SFAS No. 168). The adoption of FASB ASC 105-10 (SFAS No. 168) had no effect on the Company’s consolidated financial statements, since the purpose of the Codification is not to create new accounting and reporting guidance. Rather, the Codification is meant to simplify user access to all authoritative US GAAP. References to US GAAP in our published financial statements has been updated, as appropriate, to cite the Codification of FASB ASC 105-10 (SFAS No. 168).
     In July 2009, we adopted FASB ASC 855-10 (SFAS 165, Subsequent Events). FASB ASC 855-10 (SFAS 165) establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, FASB ASC 855-10 (SFAS 165) requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. FASB ASC 855-10 (SFAS 165) was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of FASB ASC 855-10 (SFAS 165) did not have a material impact on the Company’s consolidated financial statements.
     In March 2008, we adopted FASB ASC 815-10 (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities). FASB ASC 815-10 (SFAS No. 161) requires expanded disclosures regarding the location and amount of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under FASB ASC 815-10 (SFAS No. 133) and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. The adoption of FASB ASC 815-10 (SFAS No. 161) did not have an impact on our consolidated financial statements and related disclosures.
     In November 2008, we adopted FASB ASC 820-10 (SFAS No. 157, Fair Value Measurements), for our financial assets and liabilities. Our adoption of FASB ASC 820-10 (SFAS No. 157) did not have a material impact on our financial position, results of operations or liquidity.
     ASC 820-10 (SFAS No. 157) provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 (SFAS No. 157) defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 (SFAS No. 157) also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that we use to measure fair value:
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

     ASC 820-10 (SFAS No. 157) requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.
     In accordance with FASB ASC 820-10 (FSP FAS No. 157-2, Effective Date of FASB Statement No. 157), we elected to defer, until November 2009, the adoption of FASB ASC 820-10 (SFAS No. 157) for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of FASB ASC 820-10 (SFAS No. 157) for those assets and liabilities within the scope of FASB ASC 820-10 (FSP FAS No. 157-2) is not expected to have a material impact on our financial position, results of operations, or liquidity.
     Under the FASB ASC 820-10 (SFAS No. 157) hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth our financial assets (there are no liabilities requiring disclosure) as of October 31, 2009 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$24,200	—	—	$24,200

Total assets at fair value	$24,200	$—	$—	$24,200

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at October 31, 2009 and October 31, 2008 equaled $140.00 per share and $173.00 per share. Unrealized gain and losses are recognized through other comprehensive income. Unrealized pre-tax investment holding losses arising during the year ended October 31, 2009 was $5.7 million.
     In November 2008, we adopted FASB ASC 825-10 (SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115), which permits entities to choose to measure many financial instruments and certain other items at fair value. We already record our marketable securities at fair value in accordance with FASB ASC 320-10 (SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities). The adoption of FASB ASC 825-10 (SFAS No. 159) did not have an impact on our consolidated financial statements, as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.
Recently Issued Accounting Standards
     In August 2009, the FASB issued Accounting Standards Update No. 2009-5, “Measuring Liabilities at Fair Value” (“ASU No. 2009-05”). ASU 2009-05 amends Accounting Standards Codification Topic 820, “Fair Value Measurements.” Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of Topic 820 of the Accounting Standards Codification. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. ASU 2009-05 is effective for the first reporting period after the issuance, which will require the Company to adopt these provisions in the first quarter of fiscal 2010. We do not believe that the adoption of ASU 2009-05 will have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued Financial Accounting Standard No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (SFAS No. 166). SFAS No. 166 clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. We do not believe that the adoption of SFAS No. 166 will have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued Financial Accounting Standard No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 clarifies and improves financial reporting by entities involved with variable interest entities. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. We do not believe that the adoption of SFAS No. 167 will have a material impact on our consolidated financial statements.
     In April 2008, the FASB issued FASB ASC 350-30 (FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets). FASB ASC 350-30 (FSP FAS No. 142-3) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC 350-10 (SFAS No. 142). This change is intended to improve the consistency between the useful life of a recognized intangible asset under FASB ASC 350-10 (SFAS No. 142) and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 805-10

(SFAS No. 141R) and other generally accepted account principles (GAAP). The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FASB ASC 350-30 (FSP FAS No. 142-3) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require us to adopt these provisions in our first quarter of fiscal 2010. We do not believe that the adoption of FASB ASC 350-30 (FSP FAS No. 142-3) will have a material impact on our consolidated financial statements.
     In December 2008, the FASB issued FASB ASC 810-10 (SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,) which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. We will adopt FASB ASC 810-10 (SFAS No. 160) no later than the first quarter of fiscal 2010. We do not believe that the adoption of FASB ASC 810-10 (SFAS No. 160) will have a material impact on our consolidated financial statements.
     In December 2008, the FASB issued FASB ASC 805-10 (SFAS No. 141R (revised 2008), Business Combinations), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. We will adopt FASB ASC 805-10 (SFAS No. 141R) no later than the first quarter of fiscal 2010 and it will apply prospectively to business combinations completed on or after that date.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2009.

	Expected maturity date October 31,
(All amounts in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$875	$—	$—	$—	$—	$—	$875	$875
Accounts receivable (1)	22,314	—	—	—	—	—	22,314	22,314
Advances to suppliers (1)	2,329	—	—	—	—	—	2,329	2,329

Liabilities
Payable to growers (1)	$396	$—	$—	$—	$—	$—	$396	$396
Accounts payable (1)	2,223	—	—	—	—	—	2,223	2,223
Current borrowings pursuant to credit facilities (1)	5,520	—	—	—	—	—	5,520	5,520
Long-term borrowings pursuant to credit facilities (2)	—	1,000	5,450	—	—	—	6,450	6,580
Fixed-rate long-term obligations (3)	1,366	1,370	1,373	1,376	1,380	1,959	8,824	9,843

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Long-term borrowings pursuant to our credit facility bears interest at 2.1%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 1.4%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value by approximately $178,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 4.3% to 5.7% with a weighted-average interest rate of 5.5%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $324,000.
     We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not currently use any hedging or forward contracts to offset market volatility.
     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. Based on the recent and significant decrease in the valuation of the Mexican peso to the U.S. dollar, however, we are currently considering the use of derivative instruments to hedge the fluctuation in the Mexican peso in our fiscal 2010. Total foreign currency gains for fiscal 2009, 2008, and 2007, net of losses, was less than $0.1 million, $0.5 million and $0.1 million.

Item 8. Financial Statements and Supplementary Data
CALAVO GROWERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$875	$1,509
Accounts receivable, net of allowances of $2,353 (2009) and $2,213 (2008)	22,314	27,717
Inventories, net	11,731	14,889
Prepaid expenses and other current assets	7,191	4,993
Advances to suppliers	2,329	3,089
Income taxes receivable	2,178	992
Deferred income taxes	2,728	1,826

Total current assets	49,346	55,015
Property, plant, and equipment, net	38,621	37,709
Investment in Limoneira Company	24,200	29,904
Investment in unconsolidated entities	1,382	682
Goodwill	3,591	3,591
Other assets	6,076	7,785

	$123,216	$134,686

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$396	$2,392
Trade accounts payable	2,223	4,567
Accrued expenses	20,032	16,104
Short-term borrowings	5,520	10,130
Dividend payable	7,252	5,047
Current portion of long-term obligations	1,366	1,362

Total current liabilities	36,789	39,602
Long-term liabilities:
Long-term obligations, less current portion	13,908	25,351
Deferred income taxes	3,032	4,216

Total long-term liabilities	16,940	29,567
Commitments and contingencies
Shareholders’ equity:
Common stock ($0.001 par value, 100,000 shares authorized; 14,505 and 14,419 shares outstanding at October 31, 2009 and 2008)	14	14
Additional paid-in capital	39,714	38,626
Accumulated other comprehensive income	466	3,943
Retained earnings	29,293	22,934

Total shareholders’ equity	69,487	65,517

	$123,216	$134,686

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended October 31,
	2009	2008	2007

Net sales	$344,765	$361,474	$302,984
Cost of sales	300,232	328,293	271,212

Gross margin	44,533	33,181	31,772
Selling, general and administrative	22,791	20,914	19,759

Operating income	21,742	12,267	12,013
Equity in earnings from unconsolidated entities	610	279	174
Interest income	381	516	248
Interest expense	(1,108)	(1,485)	(1,346)
Other income, net	263	715	512

Income before provision for income taxes	21,888	12,292	11,601
Provision for income taxes	8,277	4,567	4,271

Net income	$13,611	$7,725	$7,330

Net income per share:
Basic	$0.94	$0.54	$0.51

Diluted	$0.94	$0.53	$0.51

Number of shares used in per share computation:
Basic	14,451	14,398	14,304

Diluted	14,503	14,481	14,435

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended
	October 31,
	2009	2008	2007

Net income	$13,611	$7,725	$7,330

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	(5,704)	(19,058)	15,083
Income tax benefit (expense) related to items of other comprehensive income (loss)	2,227	7,337	(5,712)

Other comprehensive income (loss), net of tax	(3,477)	(11,721)	9,371

Comprehensive income (loss)	$10,134	$(3,996)	$16,701

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

				Notes	Accumulated
			Additional	Receivable	Other
	Common Stock		Paid-in	From	Comprehensive	Retained
	Shares	Amount	Capital	Shareholders	Income	Earnings	Total

Balance, October 31, 2006	14,293	14	37,109	(2,430)	6,293	17,957	58,943
Exercise of stock options and income tax benefit of $233	78	—	943	—	—	—	943
Stock compensation expense	—	—	16	—	—	—	16
Unrealized gain on Limoneira investment, net	—	—	—	—	9,371	—	9,371
Collections on shareholder notes receivable	—	—	—	2,430	—	—	2,430
Dividend declared to shareholders	—	—	—	—	—	(5,030)	(5,030)
Net income	—	—	—	—	—	7,330	7,330

Balance, October 31, 2007	14,371	14	38,068	—	15,664	20,257	74,003
Exercise of stock options and income tax benefit of $147	48	—	534	—	—	—	534
Stock compensation expense	—	—	24	—	—	—	24
Unrealized loss on Limoneira investment, net	—	—	—	—	(11,721)	—	(11,721)
Dividend declared to shareholders	—	—	—	—	—	(5,048)	(5,048)
Net income	—	—	—	—	—	7,725	7,725

Balance, October 31, 2008	14,419	14	38,626	—	3,943	22,934	65,517
Exercise of stock options and income tax benefit of $261	86	—	1,044	—	—	—	1,044
Stock compensation expense	—	—	44	—	—	—	44
Unrealized loss on Limoneira investment, net	—	—	—	—	(3,477)	—	(3,477)
Dividend declared to shareholders	—	—	—	—	—	(7,252)	(7,252)
Net income	—	—	—	—	—	13,611	13,611

Balance, October 31, 2009	14,505	$14	$39,714	$—	$466	$29,293	$69,487

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$13,611	$7,725	$7,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,054	2,657	2,391
Provision for losses on accounts receivable	106	20	473
Income from unconsolidated entities	(610)	(279)	(174)
Interest on deferred consideration	152	75	—
Stock compensation expense	44	24	16
Loss on disposal of property, plant, and equipment	—	70	8
Deferred income taxes	290	940	378
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	5,297	(1,400)	(2,263)
Inventories, net	3,158	(5,587)	2,210
Prepaid expenses and other current assets	(1,545)	(79)	1,023
Advances to suppliers	598	(635)	(886)
Income taxes receivable	(1,072)	461	816
Other assets	(113)	171	92
Payable to growers	(1,996)	(22)	(3,920)
Trade accounts payable and accrued expenses	1,023	1,155	(2,865)

Net cash provided by operating activities	21,997	5,296	4,629
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(4,149)	(2,674)	(2,950)
Loan to Agricola Belher	—	(750)	(5,000)
Collections from Agricola Belher	507	1,000	—
Acquisition of Hawaiian Sweet and Pride, net of cash acquired	(2,348)	(5,030)	—

Net cash used in investing activities	(5,990)	(7,454)	(7,950)
Cash Flows from Financing Activities:
Dividend paid to shareholders	(5,047)	(5,031)	(4,573)
Proceeds (repayments) from (on) line of credit borrowings, net	(11,160)	8,500	6,826
Payments on long-term obligations	(1,364)	(1,389)	(1,301)
Proceeds from stock option exercises	783	387	710
Tax benefit of stock option exercises	147	233	146
Proceeds from collection of shareholder notes receivable	—	—	2,430

Net cash provided by (used in) financing activities	(16,641)	2,700	4,238

Net increase (decrease) in cash and cash equivalents	(634)	542	917
Cash and cash equivalents, beginning of year	1,509	967	50

Cash and cash equivalents, end of year	$875	$1,509	$967

Supplemental Information —
Cash paid during the year for:
Interest	$1,195	$1,455	$1,310

Income taxes	$8,803	$2,504	$3,100

Noncash Investing and Financing Activities:
Tax receivable increase related to stock option exercise	$261	$147	$233

Declared dividends payable	$7,252	$5,047	$5,030

Construction in progress included in trade accounts payable and accrued expenses	$245	$259	$—

Capital lease obligations	$—	$1,125	$—

Fixed asset acquired with long term debt	$—	$4,000	$—

Minimum earnout adjustment related to the acquisition of Hawaiian Sweet and Pride	$902	$—	$—

Unrealized holding gains (losses)	$(5,704)	$(19,058)	$15,083

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

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the business
Business
     Calavo Growers, Inc. (Calavo, the Company, we, us or our) procures and markets avocados and other perishable commodities and prepares and distributes processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our operating facilities in southern California, Texas, New Jersey, Arizona, and Mexico, we sort, pack, and/or ripen avocados and/or tomatoes for distribution both domestically and internationally. Additionally, we also distribute other perishable foods, such as pineapples and Hawaiian grown papayas, and prepare processed avocado products. We report our operations in two different business segments: (1) fresh products and (2) processed products.
2. Basis of Presentation and Significant Accounting Policies
     The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States.
     Our consolidated financial statements include the accounts of Calavo Growers, Inc. and our wholly owned subsidiaries, Calavo Foods, Inc., Calavo de Mexico S.A. de C.V., Calavo Foods de Mexico S.A. de C.V., Maui Fresh International, Inc. (Maui), Calavo Inversiones (Chile) Limitada, Hawaiian Sweet, Inc. (“HS”) and Hawaiian Pride, LLC (“HP”). Effective November 2007, we dissolved our Calavo Foods, Inc. subsidiary. Such dissolution did not have any impact on our financial position or our results of operations. All intercompany accounts and transactions have been eliminated in consolidation. Effective July 2009, we created Calavo Inversiones (Chile) Limitada, a wholly owned subsidiary.
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
     We capitalize software development costs for internal use beginning in the application development stage and ending when the asset is placed into service. We amortize such costs using the straight-line basis over estimated useful lives. The net book value of capitalized computer software costs was $0.4 million and $0.3 million as of October 31, 2009 and 2008 and the related depreciation expense was $0.1 million for the fiscal years ended October 31, 2009, 2008 and 2007.
Goodwill and Acquired Intangible Assets
     Goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We performed our annual assessment of goodwill and determined that no impairment existed as of October 31, 2009.
     At October 31, 2009, other assets in the accompanying consolidated financial statements included the following intangible assets: customer-list, trade name and non-competition agreements of $1.8 million (accumulated amortization of $0.9 million) and brand name intangibles of $0.3 million. The customer-list, trade name and non-competition agreements are being amortized over periods up to ten years. The intangible asset related to the brand name currently has an indefinite life and, as a result, is not currently subject to amortization. We recorded amortization expense of approximately $171,000 and $247,000 for fiscal years 2009 and 2008, with $153,000, $144,000, 131,000, $131,000, and $131,000 of amortization expense expected for fiscal years 2010 through 2014. The remainder of approximately $241,000 will be amortized over fiscal years 2015 through 2018.
Long-lived Assets
     Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less then the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. We have evaluated our long-lived assets and determined that no impairment existed as of October 31, 2009.
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
     Commencing on the first anniversary of this agreement and continuing thereafter during the term of the agreement, Calavo has the unconditional right, but not the obligation, to purchase the one-half interest in Maui Fresh owned by SRD at a purchase price to be determined pursuant to the agreement. The term of the agreement is for five years, which may be extended, or terminated early, as defined. As of October 31, 2009 and 2008, we have advanced Maui Fresh approximately $0.4 million and $0.7 million (included in prepaid expenses and other current assets) for working capital purposes. Per the agreement, these advances were made at our own discretion and are expected to be paid back in cash.
     In June 2009, we (through a newly created wholly owned subsidiary: Calavo Inversiones (Chile) Limitada) entered into a joint venture agreement with Exportadora M5, S.A. (M5) for the purpose of selling and distributing Chilean sourced avocados. Such joint venture operates under the name of Calavo de Chile and commenced operations in July 2009. M5 and Calavo each have an equal one-

half ownership interest in Calavo de Chile, but M5 has overall management responsibility for the operations of Calavo De Chile. We use the equity method to account for this investment.
Marketable Securities
     Our marketable securities consist of our investment in Limoneira Company (Limoneira) stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are carried at fair value as determined from quoted market prices. The estimated fair value, cost, and gross unrealized gain related to such investment was $24.2 million, $23.5 million and $0.7 million as of October 31, 2009. The estimated fair value, cost, and gross unrealized gain related to such investment was $29.9 million, $23.5 million and $6.4 million as of October 31, 2008.
Advances to Suppliers
     We advance funds to third-party growers primarily in Chile and Mexico for various farming needs. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. We continuously evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance. No such allowance was required at October 31, 2009, nor October 31, 2008.
Accrued Expenses
     Included in accrued expenses at October 31, 2009 are un-vouchered receipts and deferred consideration (see Note 17) of approximately $2.0 million and $3.9 million. Included in accrued expenses at October 31, 2008 are un-vouchered receipts and deferred consideration of $1.5 million and $3.6 million.
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
Consignment Arrangements
     We frequently enter into consignment arrangements with avocado and tomato growers and packers located outside of the United States and growers of certain perishable products in the United States. Although we generally do not take legal title to these avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. Amounts recorded for each of the fiscal years ended October 31, 2009, 2008 and 2007 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2009	2008	2007

Sales	$44,776	$49,189	$22,347
Cost of Sales	41,941	45,739	20,640

Gross Margin	$2,835	$3,450	$1,707

Advertising Expense
     Advertising costs are expensed when incurred. Such costs in fiscal 2009, 2008, and 2007 were approximately $0.1 million.
Other income, net
     Included in other income, net is dividend income totaling $0.2 million, $0.6 million and $0.4 million for fiscal years 2009, 2008, and 2007.
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
Income Taxes
     We account for deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a deferred tax asset, we perform an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.
     We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
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
Basic and Diluted Net Income per Share
     Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock options. The basic weighted-average number of common shares outstanding was 14,451,000, 14,398,000, and 14,304,000 for fiscal years 2009, 2008, and 2007. Diluted earnings per common share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock options, which were 52,000, 83,000, and 131,000 for fiscal years 2009, 2008 and 2007. There were no anti-dilutive options for fiscal years 2009, 2008 and 2007.

Stock-Based Compensation
     We account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.
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
     We measure the fair value of our stock option awards on the date of grant. The following assumptions were used in the estimated grant date fair value calculations for stock options:

	2009	2008	2007
Risk-free interest rate	2.02%	2.95%	3.25%
Expected volatility	67.95%	28.24%	22.19%
Dividend yield	4.3%	2.4%	3.1%
Expected life (years)	4.0	4.0	5.5
     For the years ended October 31, 2009, 2008 and 2007, we recognized compensation expense of $44,000, $24,000, and $16,000 related to stock-based compensation.
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
Foreign Currency Translation and Remeasurement
     Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries is the United States dollar. As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements are included in income. Gains and losses resulting from foreign currency transactions are also recognized currently in income. Total foreign currency gains for fiscal 2009, 2008, and 2007, net of losses, was less than $0.1 million, $0.5 million and $0.1 million.
Fair Value of Financial Instruments
     We believe that the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets. We believe that our fixed-rate long-term obligations have a fair value of approximately $9.8 million as of October 31, 2009, with a corresponding carrying value of approximately $8.8 million. In addition, our long-term borrowings pursuant to credit facilities have a fair value of approximately of $6.6 million, with a corresponding carrying value of approximately $6.5 million.

Derivative Financial Instruments
     We do not presently engage in derivative or hedging activities. In addition, we have reviewed agreements and contracts and have determined that we have no derivative instruments, nor do any of our agreements and contracts contain embedded derivative instruments, as of October 31, 2009.
Recently Adopted Accounting Pronouncements
     In October 2009, we adopted Financial Accounting Standards Board Accounting Standard Codification (FASB ASC) 105-10 (SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). FASB ASC 105-10 (SFAS No. 168) establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial standards in conformity with US GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. FASB ASC 105-10 (SFAS No. 168) will be effective for financial statements issued by us for interim and annual periods after September 15, 2009. On the effective date of FASB ASC 105-10 (SFAS No. 168), all then-existing non-SEC accounting and reporting standards are superseded, with the exception of certain as the promulgations listed in FASB ASC 105-10 (SFAS No. 168). The adoption of FASB ASC 105-10 (SFAS No. 168) had no effect on the Company’s consolidated financial statements, since the purpose of the Codification is not to create new accounting and reporting guidance. Rather, the Codification is meant to simplify user access to all authoritative US GAAP. References to US GAAP in our published financial statements has been updated, as appropriate, to cite the Codification of FASB ASC 105-10 (SFAS No. 168).
     In July 2009, we adopted FASB ASC 855-10 (SFAS 165, Subsequent Events). FASB ASC 855-10 (SFAS 165) establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, FASB ASC 855-10 (SFAS 165) requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. FASB ASC 855-10 (SFAS 165) was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of FASB ASC 855-10 (SFAS 165) did not have a material impact on the Company’s consolidated financial statements.
     In November 2008, we adopted FASB ASC 820-10 (SFAS No. 157, Fair Value Measurements), for our financial assets and liabilities. Our adoption of FASB ASC 820-10 (SFAS No. 157) did not have a material impact on our financial position, results of operations or liquidity.
     ASC 820-10 (SFAS No. 157) provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 (SFAS No. 157) defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 (SFAS No. 157) also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that we use to measure fair value:
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
     ASC 820-10 (SFAS No. 157) requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.
     In accordance with FASB ASC 820-10 (FSP FAS No. 157-2, Effective Date of FASB Statement No. 157), we elected to defer, until November 2009, the adoption of FASB ASC 820-10 (SFAS No. 157) for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of FASB ASC 820-10 (SFAS No. 157) for those assets and liabilities within the scope of FASB ASC 820-10 (FSP FAS No. 157-2) is not expected to have a material impact on our financial position, results of operations, or liquidity.
     Under the FASB ASC 820-10 (SFAS No. 157) hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth our financial assets (there are no liabilities requiring disclosure) as of October 31, 2009 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$24,200	—	—	$24,200

Total assets at fair value	$24,200	$—	$—	$24,200

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at October 31, 2009 and October 31, 2008 equaled $140.00 per share and $173.00 per share. Unrealized gain and losses are recognized through other comprehensive income. Unrealized pre-tax investment holding losses arising during the year ended October 31, 2009 was $5.7 million.
     In November 2008, we adopted FASB ASC 825-10 (SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115), which permits entities to choose to measure many financial instruments and certain other items at fair value. We already record our marketable securities at fair value in accordance with FASB ASC 320-10 (SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities). The adoption of FASB ASC 825-10 (SFAS No. 159) did not have an impact on our consolidated financial statements, as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.
     In March 2008, we adopted FASB ASC 815-10 (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities). FASB ASC 815-10 (SFAS No. 161) requires expanded disclosures regarding the location and amount of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under FASB ASC 815-10 (SFAS No. 133) and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. The adoption of FASB ASC 815-10 (SFAS No. 161) did not have an impact on our consolidated financial statements and related disclosures.
Recently Issued Accounting Standards
     In August 2009, the FASB issued Accounting Standards Update No. 2009-5, “Measuring Liabilities at Fair Value” (“ASU No. 2009-05”). ASU 2009-05 amends Accounting Standards Codification Topic 820, “Fair Value Measurements.” Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of Topic 820 of the Accounting Standards Codification. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. ASU 2009-05 is effective for the first reporting period after the issuance, which will require the Company to adopt these provisions in the first quarter of fiscal 2010. We do not believe that the adoption of ASU 2009-05 will have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued Financial Accounting Standard No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (SFAS No. 166). SFAS No. 166 clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. We do not believe that the adoption of SFAS No. 166 will have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued Financial Accounting Standard No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 clarifies and improves financial reporting by entities involved with variable interest entities. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. We do not believe that the adoption of SFAS No. 167 will have a material impact on our consolidated financial statements.
     In December 2008, the FASB issued FASB ASC 810-10 (SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,) which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. We will adopt FASB ASC 810-10 (SFAS No. 160) no later than the first quarter of fiscal 2010. We do not believe that the adoption of FASB ASC 810-10 (SFAS No. 160) will have a material impact on our consolidated financial statements.

     In December 2008, the FASB issued FASB ASC 805-10 (SFAS No. 141R (revised 2008), Business Combinations), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. We will adopt FASB ASC 805-10 (SFAS No. 141R) no later than the first quarter of fiscal 2010 and it will apply prospectively to business combinations completed on or after that date.
     In April 2008, the FASB issued FASB ASC 350-30 (FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets). FASB ASC 350-30 (FSP FAS No. 142-3) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC 350-10 (SFAS No. 142). This change is intended to improve the consistency between the useful life of a recognized intangible asset under FASB ASC 350-10 (SFAS No. 142) and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 805-10 (SFAS No. 141R) and other generally accepted account principles (GAAP). The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FASB ASC 350-30 (FSP FAS No. 142-3) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require us to adopt these provisions in our first quarter of fiscal 2010. We do not believe that the adoption of FASB ASC 350-30 (FSP FAS No. 142-3) will have a material impact on our consolidated financial statements.
Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders. For the fiscal year ended October 31, 2009, other comprehensive loss includes the unrealized loss on our Limoneira investment totaling $3.5 million, net of income taxes. Limoneira’s stock price at October 31, 2009 equaled $140.00 per share. For the fiscal year ended October 31, 2008, other comprehensive loss includes the unrealized loss on our Limoneira investment totaling $11.7 million, net of income taxes. Limoneira’s stock price at October 31, 2008 equaled $173.00 per share. For the fiscal year ended October 31, 2007, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $9.4 million, net of income taxes. Limoneira’s stock price at October 31, 2007 equaled $283.25 per share.
Reclassifications
     Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.
3. Inventories
     Inventories consist of the following (in thousands):

	October 31,
	2009	2008

Fresh fruit	$4,495	$6,019
Packing supplies and ingredients	2,652	3,059
Finished processed foods	4,584	5,811

	$11,731	$14,889

     We did not record any lower of cost or market adjustments during fiscal year 2009. Cost of goods sold for fiscal year 2008 included a lower of cost or market adjustment of $0.1 million, which related primarily to a reduction in the cost of fresh fruit inventory.
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
4. Property, Plant, and Equipment
     Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2009	2008

Land	$6,923	$7,179
Buildings and improvements	17,694	17,769
Leasehold improvements	828	416
Equipment	45,812	43,311
Information systems — Hardware and software	5,209	5,270
Construction in progress	648	1,049

	77,114	74,994
Less accumulated depreciation and amortization	(38,493)	(37,285)

	$38,621	$37,709

     In August 2006 and updated in April 2008, we entered into a capital lease for various fixed assets related to our Swedesboro, New Jersey facility. Such fixed assets are included in buildings and improvements and equipment at October 31, 2008, totaling $0.6 million and $0.5 million. Depreciation expense was $2.6 million, $2.1 million and $2.0 million for fiscal years 2009, 2008, and 2007, of which $0.1 million was related to depreciation on capital leases for fiscal years 2009 and 2008.
     Effective July 2008, we purchased our previously leased fresh avocado packinghouse located in Uruapan, Michoacan, Mexico for $4.0 million, plus acquisition costs. We recorded approximately $0.9 million in land and $3.1 million in buildings and improvements related to this transaction. The building is currently being depreciated over a 40-year period.
5. Other Assets
     During 1999, we established a Grower Development Program whereby funds can be advanced to growers in exchange for their commitment to deliver a minimum volume of avocados on an annual basis. These commitments to deliver fruit generally extend over a multi-year period. During fiscal 2009 and fiscal 2008, no amounts were advanced pursuant to this program. $2.1 million and $2.4 million were included in other assets as of October 31, 2009 and October 31, 2008. Advances are not repaid and are amortized to cost of goods sold over the term of the related agreements, up to a maximum of approximately 11 years. The consolidated financial statements for fiscal years 2009, 2008 and 2007 include a charge of approximately $296,000, $296,000 and $304,000 representing the amortization of these advances.
6. Revolving Credit Facilities
     In July 2009 and May 2008, we renewed and/or extended our non-collateralized, revolving credit facilities with Bank of America, N.A. and Farm Credit West, PCA. These two credit facilities expire in July 2011 and February 2012. Under the terms of these agreements, we are advanced funds for working capital, the purchase and installation of capital items, and/or other corporate needs of the Company. In July 2009, our credit available under these combined borrowing agreements was increased from $40 million to $45 million, with a weighted-average interest rate of 2.4% at October 31, 2009 and 4.8% at October 31, 2008. This increase was at our request and not due to any immediate cash flows needs. Under these credit facilities, we had $12.0 million and $23.1 million outstanding as October 31, 2009 and 2008, of which $6.5 million and $13.0 million was classified as a long-term liability as October 31, 2009 and 2008. These credit facilities contain various financial covenants, the most significant relating to tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at October 31, 2009.

7. Employee Benefit Plans
     We sponsor two defined contribution retirement plans for salaried and hourly employees. Expenses for these plans approximated $557,000, $604,000, and $543,000 for fiscal years 2009, 2008 and 2007, which are included in selling, general and administrative expenses in the accompanying financial statements.
     We also sponsor a non-qualified defined benefit plan for two retired executives. Pension expenses, including actuarial losses, approximated $48,000 for the year ended October 31, 2009. Pension income, including actuarial gains approximated $36,000, and $6,000 for the years ended October 31, 2008 and 2007. These amounts are included in selling, general and administrative expenses in the accompanying financial statements.
     Components of the change in projected benefit obligation for fiscal year ends consist of the following (in thousands):

	2009	2008
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$279	$361
Interest cost	18	20
Actuarial loss/(gain)	30	(56)
Benefits paid	(44)	(46)

Projected benefit obligation at end of year (unfunded)	$283	$279

     The following is a reconciliation of the unfunded status of the plans at fiscal year ends included in accrued expenses (in thousands):

	2009	2008
Projected benefit obligation	$283	$279
Unrecognized net (gain) loss	—	—

Recorded pension liabilities	$283	$279

     Significant assumptions used in the determination of pension expense consist of the following:

	2009	2008
Discount rate on projected benefit obligation	5.25%	7.00%
8. Commitments and Contingencies
Commitments and guarantees
     We lease facilities and certain equipment under non cancelable operating leases expiring at various dates through 2021. We are committed to make minimum cash payments under these agreements as of October 31, 2009 as follows (in thousands):

2010	$1,760
2011	1,612
2012	1,564
2013	1,553
2014	1,481
Thereafter	7,074

$15,044

     Total rent expense amounted to approximately $1.8 million, $1.7 million and $1.5 million for the years ended October 31, 2009, 2008, and 2007. Rent to Limoneira, for our corporate office, amounted to approximately $0.2 million for fiscal years 2009, 2008, and 2007. We are committed to rent our corporate facility through fiscal 2015 at an annual rental of $0.2 million per annum (subject to annual CPI increases, as defined).
     We indemnify our directors and officers and have the power to indemnify each of our employees and other agents, to the maximum extent permitted by applicable law. The maximum amount of potential future payments under such indemnifications is not determinable. No amounts have been accrued in the accompanying financial statements.

     In February 2009, we ceased operating in our distribution center in San Antonio, Texas and transferred our operations to our newly leased facility location in Garland, Texas. The term of the operating lease is for 10 years, with two five year options to extend at our choice. Total rent expense amounted to approximately $0.5 million for the year ended October 31, 2009.
Litigation
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax years ended December 31, 2000 and December 31, 2004. We have received assessments totaling approximately $2.0 million and $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000 related to the tax year 2000 assessment, which we declined. In the second quarter of 2009, we won our most recent appeal case for the tax year ended December 31, 2000. The Hacienda subsequently appealed that decision and the case was sent back to the tax court due to administrative error by such jurisdiction. In the second quarter of 2009, the Hacienda initiated an examination related to tax year ended December 31, 2007 as well. We are not aware of any assessments related to this examination, but we do not expect this examination to have a significant impact on our results of operations. We pledged our processed products building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to these assessments.
     IRS examination— The Internal Revenue Service has concluded their examination for the year ended October 31, 2005. No changes were noted.
     From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
9. Related-Party Transactions
     We sell papayas obtained from an entity previously owned by our Chairman of the Board of Directors, Chief Executive Officer and President. Sales of papayas amounted to approximately $5,887,000 for the years ended October 31, 2007, resulting in gross margin of approximately $547,000. Net amounts due to this entity approximated $438,000 at October 31, 2007. On May 30, 2008, we acquired all of the outstanding shares of this entity. Sales of papayas through the acquisition date amounted to approximately $4,383,000, resulting in gross margins of approximately $323,000. See Note 17 for further discussion.
     Certain members of our Board of Directors market avocados through Calavo pursuant to our customary marketing agreements. During the years ended October 31, 2009, 2008 and 2007, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors, was $7.2 million, $11.9 million, and $9.7 million. We did not have an accounts payable balance to these Board member as of October 31, 2009. Accounts payable to these Board members was $0.4 million as of October 31, 2008.
During fiscal 2009, 2008 and 2007, we received $0.1 million, $0.6 million, and $0.4 million as dividend income from Limoneira.
10. Income Taxes
     The income tax provision consists of the following for the years ended October 31 (in thousands):

	2009	2008	2007
Current:
Federal	$6,305	$2,639	$2,865
State	1,522	615	817
Foreign	160	251	211

Total current	7,987	3,505	3,893
Deferred	290	1,062	378

Total income tax provision	$8,277	$4,567	$4,271

     At October 31, 2009 and 2008, gross deferred tax assets totaled approximately $3.0 million and $2.5 million, while gross deferred tax liabilities totaled approximately $3.3 million and $4.9 million. Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

     Significant components of our deferred taxes assets (liabilities) as of October 31, 2009 and 2008 are as follows (in thousands):

	2009	2008

Allowances for accounts receivable	$1,568	$1,014
Inventories	283	305
State taxes	342	166
Intangible assets	73	11
Accrued liabilities	462	330

Current deferred income taxes	$2,728	$1,826

Property, plant, and equipment	(2,732)	(2,151)
Intangible assets	(178)	(222)
Unrealized gain, Limoneira investment	(292)	(2,511)
Retirement benefits	(83)	362
Stock-based compensation	250	286
Other	3	20

Long-term deferred income taxes	$(3,032)	$(4,216)

     A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income is as follows:

	2009	2008	2007

Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effects	4.9	4.3	5.0
Foreign income taxes greater (less) than U.S.	(1.1)	(1.2)	(1.3)
Benefit of lower federal tax brackets	—	(0.6)	(0.7)
Other	(1.0)	(0.3)	(1.2)

	37.8%	37.2%	36.8%

     We intend to reinvest our accumulated foreign earnings, which approximated $6.1 million at October 31, 2009, indefinitely. As a result, we have not provided any deferred income taxes on such unremitted earnings. For fiscal years 2009, 2008 and 2007, income before income taxes related to domestic operations was approximately $21.0 million, $10.9 million, and $10.6 million. For fiscal years 2009, 2008 and 2007, income before income taxes related to foreign operations was approximately $0.9 million, $1.4 million and $1.0 million.
     As of October 31, 2009 and 2008, we provided a liability of $0.1 million for unrecognized tax benefits related to various federal and state income tax matters. The tax effected amount would reduce our effective income tax rate if recognized.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at November 1, 2007	$153
Additions for tax positions of prior years	109

Balance at October 31, 2008	262
Removal of tax positions of prior years	(13)

Balance at October 31, 2009	$249

     We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. For fiscal 2009 and 2008, we did not record any significant accrued interest and penalties. We do not expect any unrecognized tax benefits to reverse in fiscal 2010. We are subject to U.S. federal income tax as well as income of multiple state tax jurisdictions.
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

	Fresh	Processed
	products	products	Total
	(All amounts are presented in thousands)
Year ended October 31, 2009
Net sales	$300,235	$44,530	$344,765
Cost of sales	271,159	29,073	300,232

Gross margin	$29,076	$15,457	$44,533

Year ended October 31, 2008
Net sales	$315,667	$45,807	$361,474
Cost of sales	293,444	34,849	328,293

Gross margin	$22,223	$10,958	$33,181

Year ended October 31, 2007
Net sales	$261,325	$41,659	$302,984
Cost of sales	239,864	31,348	271,212

Gross margin	$21,461	$10,311	$31,772

For fiscal years 2009, 2008 and 2007, inter-segment sales and cost of sales of $21.9 million, $23.5 million, and $21.1 million were eliminated in consolidation.
The following table sets forth sales by product category, by segment (in thousands):

	Year ended October 31, 2009			Year ended October 31, 2008
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
Avocados	$259,558	$—	$259,558	$268,674	$—	$268,674
Tomatoes	14,067	—	14,067	19,666	—	19,666
Pineapples	13,341	—	13,341	16,442	—	16,442
Papayas	9,118	—	9,118	8,392	—	8,392
Other Fresh products	4,219	—	4,219	2,564	—	2,564
Processed — food service	—	36,493	36,493	—	38,919	38,919
Processed — retail and club	—	15,554	15,554	—	14,634	14,634

Total gross sales	300,303	52,047	352,350	315,738	53,553	369,291
Less sales incentives	(68)	(7,517)	(7,585)	(71)	(7,746)	(7,817)

Net sales	$300,235	$44,530	$344,765	$315,667	$45,807	$361,474

	Year ended October 31, 2008			Year ended October 31, 2007
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
Avocados	$268,674	$—	$268,674	$242,197	$—	$242,197
Tomatoes	19,666	—	19,666	8,837	—	8,837
Pineapples	16,442	—	16,442	24	—	24
Papayas	8,392	—	8,392	6,044	—	6,044
Other Fresh products	2,564	—	2,564	4,242	—	4,242
Processed — food service	—	38,919	38,919	—	39,006	39,006
Processed — retail and club	—	14,634	14,634	—	10,777	10,777

Total gross sales	315,738	53,553	369,291	261,344	49,783	311,127
Less sales incentives	(71)	(7,746)	(7,817)	(19)	(8,124)	(8,143)

Net sales	$315,667	$45,807	$361,474	$261,325	$41,659	$302,984

     For fiscal years 2009, 2008, and 2007, inter-segment sales and cost of sales for fresh products totaling $14.1 million, $13.9 million and $13.0 million were eliminated. For fiscal years 2009, 2008, and 2007, inter-segment sales and cost of sales for processed products totaling $7.8 million $9.6 million, and $8.1 million were eliminated.
     Long-lived assets attributed to geographic areas as of October 31 are as follows (in thousands):

	United States	Mexico	Consolidated
2009	$22,748	$15,873	$38,621
2008	$21,560	$16,149	$37,709
     Sales to customers outside the United States were approximately $16.3 million, $27.3 million and $17.9 million for fiscal years 2009, 2008, and 2007.

12. Long-Term Obligations
     Long-term obligations at fiscal year ends consist of the following (in thousands):

	2009	2008
Farm Credit West, PCA, term loan, bearing interest at 5.7%	$7,800	$9,100
Farm Credit West, PCA, long-term portion of revolving credit facility (Note 6)	6,450	13,000
Capital Lease, bearing interest at 4.3% at October 31, 2009 and 2008 (Note 4)	1,024	1,088
Deferred and contingent consideration related to acquisition of Hawaiian Sweet, deferred consideration bears interest at 3.8% at October 31, 2009 and 2008 (Note 17)	—	3,525
Other	—	—

	15,274	26,713
Less current portion	(1,366)	(1,362)

	$13,908	$25,351

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
     Such term loan contains various financial covenants, the most significant relating to tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at October 31, 2009.
     At October 31, 2009, annual debt payments are scheduled as follows (in thousands):

Total
Year ending October 31:
2010	$1,366
2011	2,370
2012	6,823
2013	1,376
2014	1,380
Thereafter	1,959

$15,274

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
     Subject to the adjustment provisions of the 2005 Plan that are applicable in the event of a stock dividend, stock split, reverse stock split or similar transaction, up to 2,500,000 shares of common stock may be issued under the 2005 Plan and no person shall be granted awards under the 2005 Plan during any 12-month period that cover more than 500,000 shares of common stock.
     In December 2006, our Board of Directors approved the issuance of options to acquire a total of 20,000 shares of our common stock to two members of our Board of Directors. Each grant to acquire 10,000 shares vests in increments of 2,000 per annum over a five-year period and has an exercise price of $10.46 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $10.46. The estimated fair market value of such option grant was approximately $40,000. The total compensation cost not yet recognized as of October 31, 2009 was not significant.
     In May 2008, our Board of Directors approved the issuance of options to acquire a total of 58,000 shares of our common stock to three members of our Board of Directors. Each grant vests in equal increments over a five-year period and has an exercise price of $14.58 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $14.58. The estimated fair market value of such option grants were approximately $184,000. The total compensation cost not yet recognized as of October 31, 2009 was approximately $132,000, which will be recognized over the remaining service period of 43 months
     In December 2008, our Board of Directors approved the issuance of options to acquire a total of 10,000 shares of our common stock to one member of our Board of Directors. Such grant vests in equal increments over a five-year period and has an exercise price of $8.05 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $8.05. The estimated fair market value of such option grant was approximately $37,000. The total compensation cost not yet recognized as of October 31, 2009 was approximately $30,000, which will be recognized over the remaining service period of 49 months.

     A summary of stock option activity is as follows (in thousands, except for share amounts):

		Weighted-Average	Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Fair-Value	Intrinsic Value
Outstanding at October 31, 2006	391	$9.10
Granted	20	$10.46	$2.06/share
Forfeited	(78)	$9.10

Outstanding at October 31, 2007	333	$9.18
Granted	58	$14.58	$3.18/share
Forfeited	(8)	$10.46
Exercised	(23)	$9.22

Outstanding at October 31, 2008	360	$10.02
Granted	10	$8.05	$3.67/share
Exercised	(86)	$9.10

Outstanding at October 31, 2009	284	$10.23		$2,170

Exercisable at October 31, 2009	222	$9.41		$1,875

     The weighted average remaining life of such outstanding options is 2.4 years and the total intrinsic value of options exercised during fiscal 2009 was $0.8 million. The fair value of shares vested during the year ended October 31, 2009 was approximately $0.2 million. The fair value of shares vested during the year ended October 31, 2008 and 2007 was not significant.
14. Dividends
     On December 11, 2009, we paid a $0.50 per share dividend in the aggregate amount of $7,252,000 to shareholders of record on December 1, 2009. On December 23, 2008, we paid a $0.35 per share dividend in the aggregate amount of $5.0 million to shareholders of record on December 9, 2008.
15. Agreements with Tomato Grower
     In June 2007, we entered into a distribution agreement with Agricola Belher (Belher) of Mexico, a well-established quality producer of fresh vegetables, primarily tomatoes, for export to the U.S. market. Pursuant to such distribution agreement, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our company, primarily our Arizona facility. In exchange, we agreed to sell and distribute such tomatoes, advance $2 million to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. The agreement also allows for us to advance additional amounts to Belher at our sole discretion. As of October 31, 2009 and 2008, we have advanced $2.0 million to Belher pursuant to this agreement, which is recorded in advances to suppliers. We record gross revenues related to this agreement, as we believe we are acting more like the principal in these sales transactions (principally primary obligor, inventory loss and delivery risk, latitude in establishing prices, and determination of product specifications).
     We also entered into an infrastructure agreement in June 2007 with Belher in order to significantly increase production yields and fruit quality. Pursuant to this agreement, we are to advance up to $5.0 million to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned by Belher, as well as packing line equipment. Advances incur interest at 6.8% and 8.8% at October 31, 2009 and 2008. We advanced $4.2 million and $4.8 million as of October 31, 2009 and 2008 ($1.8 million and $1.2 million included in prepaid expenses and other current assets and $2.4 million and $3.6 million included in other long-term assets). Belher is to annually repay these advances in no less than 20% increments through July 2012. For fiscal 2009, a portion of the 2009 payment was not made and both parties agreed to defer the payment until 2010. For fiscal year 2008, we advanced $0.8 million to Agricola Belher pursuant to our infrastructure agreement. Agricola Belher paid $1.0 million in 2008 for net cash provided of $0.2 million. For fiscal year 2009, we have not made any infrastructure advances to Agricola Belher. Agricola Belher paid $0.5 million in fiscal year 2009 related to infrastructure advances. In addition, the agreement allows for additional $1.0 million advances to take place during the last five months of each of our fiscal years 2009 and 2010, but they are subject to certain conditions and are to be made at our sole discretion. Belher is to annually repay these advances in full on or before each of July 2010 and July 2011. For fiscal 2009, no additional advances were made to Belher. Interest is to be paid monthly or annually, as defined. Belher may prepay, without penalty, all or any portion of the advances at any time.
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
     The agreement calls for us to provide certain advances, as defined, and return the proceeds from such pineapple sales to MPC, net of our commission, fees, and incentives, if applicable. Our agreement expired in December 2009 and we don’t expect MPC to continue to be a source of pineapples for us in the future. We are currently exploring other sources of pineapples.
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
     On September 23, 2009, we remitted the first annual Earn-Out payment, totaling approximately $2.4 million. This represents the minimum payment of $2.5 million, less $0.1 million of working capital shortfall.
     As a result of this payment, we recorded an adjustment, decreasing property, plant and equipment by $0.9 million, other assets by $0.1 million, and accrued expenses by $1.0 million. Such adjustment relates to first deferred and contingent payment resolving. We anticipate recording one more adjustment once the second deferred and contingent payment resolves. Included in accrued expenses at October 31, 2009 and 2008 is deferred consideration of approximately $3.9 million and $3.6 million.
     Subsequent to the aforementioned adjustment, we had the following recorded as of October 31, 2009:

(in thousands)
Customer contract/relationships	$1,046
Trade names	92
Non-competition agreement	64
18. Subsequent Events
The Company has evaluated events subsequent to October 31, 2009 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through January 11, 2010, the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Calavo Growers, Inc.
We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. and subsidiaries (the “Company”) as of October 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2009. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calavo Growers, Inc. and subsidiaries at October 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calavo Growers Inc.’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 11, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
January 11, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2009.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2009. Our internal control over financial reporting as of October 31, 2009 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Calavo Growers, Inc.
We have audited Calavo Growers, Inc.’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Calavo Growers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Calavo Growers, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Calavo Growers, Inc. as of October 31, 2009 and 2008 and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2009 of Calavo Growers Inc., and our report dated January 11, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
January 11, 2010

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
     The following information is included in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after our fiscal year end of October 31, 2009 (the “Proxy Statement”) and is incorporated herein by reference:
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)	Financial Statements

The following consolidated financial statements as of October 31, 2009 and 2008 and for each of the three years in the period ended October 31, 2009 are included herewith:

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

(3)	Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]

2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[6]

3.1	Articles of Incorporation of Calavo Growers, Inc. [1]

3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[3]

10.1	Form of Marketing Agreement for Calavo Growers, Inc.[7]

10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]

10.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]

10.4	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]

10.5	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[4]

10.6	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]

10.7	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[4]

10.8	Term Loan Agreement dated April 9, 2008 (effective date May 1, 2008) between Farm Credit West, PCA, and Calavo Growers, Inc. [10]

10.9	2005 Stock Incentive Plan Of Calavo Growers, Inc.[5]

10.10	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.11	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.12	2001 Stock Option Plan for Directors.[2]

10.13	2001 Stock Purchase Plan for Officers and Employees.[2]

10.14	Business Loan Agreement between Bank of America, N.A. and Calavo

Exhibit
Number	Description

Growers, Inc., dated October 15, 2007[8]

10.15	First Amendment Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated August 28, 2008[12]

10.16	Form of Stock Option Agreement[9]

10.17	Acquisition Agreement between Calavo Growers, Inc., a California corporation and Lecil E. Cole, Eric Weinert, Suzanne Cole-Savard, Guy Cole, and Lecil E. Cole and Mary Jeanette Cole, acting jointly and severally as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993, also known as the Lecil E. and Mary Jeanette Cole Revocable 1993 Trust dated May 19, 2008[11]

10.18	Amendment No. 2 to Loan Agreement dated as of July 31, 2009 between Calavo Growers, Inc. and Bank of America, N.A. [13]

10.19	Amendment to Term Loan Agreement between Farm Credit West, PCA, and Calavo Growers, Inc

21.1	Subsidiaries of Calavo Growers, Inc. [1]

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

2	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

3	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

4	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

5	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

6	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

7	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

8	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

9	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

10	Previously filed on May 8, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

11	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

12	Previously filed on January 27, 2009 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.

13	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
(b)	Exhibits

See subsection (a) (3) above.

(c)	Financial Statement Schedules

See subsection (a) (1) and (2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 11, 2010.

CALAVO GROWERS, INC
By:	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 11, 2010 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Lecil E. Cole	Chairman of the Board of Directors,
Lecil E. Cole	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Arthur J. Bruno Arthur J. Bruno	Chief Operating Officer, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

/s/ James E. Snyder	Corporate Controller
James E. Snyder	(Principal Accounting Officer)

/s/ Donald M. Sanders	Director
Donald M. Sanders

/s/ Fred J. Ferrazzano	Director
Fred J. Ferrazzano

/s/ John M. Hunt	Director
John M. Hunt

/s/ George H. Barnes	Director
George H. Barnes

/s/ J. Link Leavens	Director
J. Link Leavens

/s/ Alva V. Snider	Director
Alva V. Snider

/s/ Michael D. Hause	Director
Michael D. Hause

/s/ Dorcas H. McFarlane	Director
Dorcas H. McFarlane

/s/ Egidio Carbone, Jr	Director
Egidio Carbone, Jr

/s/ Steven W. Hollister	Director
Steven W. Hollister

/s/ Harold Edwards	Director
Harold Edwards

/s/ Scott Van Der Kar	Director
Scott Van Der Kar

SCHEDULE II
CALAVO GROWERS, INC.
VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Fiscal year	Balance at			Balance at
	ended	beginning			end
	October 31:	of year	Additions(1)	Deductions(2)	of year

Allowance for customer deductions	2007	1,345	6,449	6,465	1,329
	2008	1,329	7,065	7,163	1,231
	2009	1,231	6,080	6,058	1,253

Allowance for doubtful accounts	2007	488	473	19	942
	2008	942	93	53	982
	2009	982	122	4	1,100

(1)	Charged to net sales (customer deductions) or costs and expenses (doubtful accounts).

(2)	Customer deductions taken or write off of accounts receivables.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]

2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[6]

3.1	Articles of Incorporation of Calavo Growers, Inc. [1]

3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[3]

10.1	Form of Marketing Agreement for Calavo Growers, Inc.[7]

10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]

10.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]

10.4	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]

10.5	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[4]

10.6	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[4]

10.7	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[4]

10.8	Term Loan Agreement dated April 9, 2008 (effective date May 1, 2008) between Farm Credit West, PCA, and Calavo Growers, Inc. [10]

10.9	2005 Stock Incentive Plan Of Calavo Growers, Inc.[5]

10.10	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.11	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.12	2001 Stock Option Plan for Directors.[2]

10.13	2001 Stock Purchase Plan for Officers and Employees.[2]

10.14	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated October 15, 2007[8]

10.15	First Amendment Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated August 28, 2008[12]

10.16	Form of Stock Option Agreement[9]

10.17	Acquisition Agreement between Calavo Growers, Inc., a California corporation and Lecil E. Cole, Eric Weinert, Suzanne Cole-Savard, Guy Cole, and Lecil E. Cole and Mary Jeanette Cole, acting jointly and severally as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993, also known as the Lecil E. and Mary Jeanette Cole Revocable 1993 Trust dated May 19, 2008[11]

10.18	Amendment No. 2 to Loan Agreement dated as of July 31, 2009 between Calavo Growers, Inc. and Bank of America, N.A. [13]

10.19	Amendment to Term Loan Agreement between Farm Credit West, PCA, and Calavo Growers, Inc

21.1	Subsidiaries of Calavo Growers, Inc. [1]

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

2	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

3	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

4	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

5	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

6	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

7	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

8	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

9	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

10	Previously filed on May 8, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

11	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

12	Previously filed on January 27, 2009 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.

13	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.