Form 10-Q
period 2010-01-31
CALAVO GROWERS INC
filed 2010-03-11
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Registrant’s number of shares of common stock outstanding as of January 31, 2010 was 14,504,833

CAUTIONARY STATEMENT
     This Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “will,” and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: increased competition, conducting substantial amounts of business internationally, pricing pressures on agricultural products, adverse weather and growing conditions confronting avocado growers, new governmental regulations, as well as other risks and uncertainties, including but not limited to those set forth in Part I., Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events, or otherwise.

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(in thousands)

	January 31,	October 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$972	$875
Accounts receivable, net of allowances of $1,822 (2010) and $2,353 (2009)	29,163	22,314
Inventories, net	13,410	11,731
Prepaid expenses and other current assets	7,177	7,191
Advances to suppliers	6,152	2,329
Income taxes receivable	762	2,178
Deferred income taxes	2,728	2,728

Total current assets	60,364	49,346
Property, plant, and equipment, net	39,232	38,621
Investment in Limoneira Company	23,681	24,200
Investment in unconsolidated subsidiaries	1,504	1,382
Goodwill	3,591	3,591
Other assets	5,992	6,076

	$134,364	$123,216

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$1,650	$396
Trade accounts payable	2,446	2,223
Accrued expenses	26,153	20,032
Short-term borrowings	14,570	5,520
Dividend payable	—	7,252
Current portion of long-term obligations	1,367	1,366

Total current liabilities	46,186	36,789
Long-term liabilities:
Long-term obligations, less current portion	13,891	13,908
Deferred income taxes	2,830	3,032

Total long-term liabilities	16,721	16,940
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,505 (2010) and (2009) issued and outstanding	14	14
Additional paid-in capital	39,726	39,714
Accumulated other comprehensive income	150	466
Retained earnings	31,567	29,293

Total shareholders’ equity	71,457	69,487

	$134,364	$123,216

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three months ended
	January 31,
	2010	2009
Net sales	$67,320	$70,647
Cost of sales	58,445	58,188

Gross margin	8,875	12,459
Selling, general and administrative	5,164	5,300

Operating income	3,711	7,159
Interest expense	(229)	(326)
Other income, net	265	255

Income before provision for income taxes	3,747	7,088
Provision for income taxes	1,473	2,708

Net income	$2,274	$4,380

Net income per share:
Basic	$0.16	$0.30

Diluted	$0.16	$0.30

Number of shares used in per share computation:
Basic	14,505	14,419

Diluted	14,572	14,429

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended
	January 31,
	2010	2009
Net income	$2,274	$4,380

Other comprehensive loss, before tax:
Unrealized investment holding losses arising during period	(518)	(2,247)
Income tax benefit related to items of other comprehensive loss	202	870

Other comprehensive loss, net of tax	(316)	(1,377)

Comprehensive income	$1,958	$3,003

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended January 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$2,274	$4,380
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	791	749
Provision for losses on accounts receivable	—	88
Income from Maui Fresh, LLC	(122)	(96)
Interest on deferred consideration	24	45
Stock compensation expense	12	8
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(6,849)	(546)
Inventories, net	(1,679)	1,464
Prepaid expenses and other current assets	14	(189)
Advances to suppliers	(3,823)	(2,785)
Income taxes receivable	1,416	999
Other assets	(30)	(21)
Payable to growers	1,254	(1,820)
Income taxes payable	—	1,618
Trade accounts payable and accrued expenses	6,321	1,333

Net cash provided by (used in) operating activities	(397)	5,227
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(1,288)	(704)

Net cash used in investing activities	(1,288)	(704)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(7,252)	(5,047)
Proceeds from revolving credit facilities, net	9,050	380
Payments on long-term obligations	(16)	(16)
Exercise of stock options	—	36

Net cash provided by (used in) financing activities	1,782	(4,647)

Net increase (decrease) in cash and cash equivalents	97	(124)
Cash and cash equivalents, beginning of period	875	1,509

Cash and cash equivalents, end of period	$972	$1,385

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$—	$7

Construction in progress included in trade accounts payable	$—	$39

Unrealized investment holding losses	$(518)	$(2,247)

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
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009.
Recently Adopted Accounting Pronouncements
     In April 2009, as amended in February 2010, we adopted accounting guidance for subsequent events, which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In particular, this accounting guidance sets forth:
➢	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

➢	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

➢	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
     Our adoption of this accounting guidance did not have a material impact on our financial position, results of operations or liquidity.
     Effective the first quarter of fiscal 2010, we adopted, on a prospective basis, guidance related to fair value measurements pertaining to nonfinancial assets and liabilities. The adoption of this accounting guidance did not have a material impact on our financial position, results of operations or liquidity.
     Effective the first quarter of fiscal 2010, we adopted revised accounting guidance for business combinations, which changed its previous accounting practices regarding business combinations. The statement requires a number of changes, to be applied prospectively, to the purchase method of accounting for acquisitions, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The impact of this accounting guidance and its relevant updates on our results of operations or financial position will vary depending

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
on each specific business combination. We did not close any business combinations in the first quarter of fiscal 2010. See Note 9 for a business combination we closed in February 2010.
     Effective the first quarter of fiscal 2010, we adopted revised accounting guidance for the determination of the useful life of intangible assets. This accounting guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Our adoption of this accounting guidance did not have a material impact on its financial position, results of operations or liquidity.
     Effective the first quarter of fiscal 2010, we adopted revised accounting guidance for measuring liabilities at fair value. This accounting guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of the accounting guidance for fair value measurements and disclosures. This accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. Our adoption of this accounting guidance did not have a material impact on our financial position, results of operations or liquidity.
     Effective the first quarter of fiscal 2010, we adopted revised accounting guidance related to the accounting and reporting for minority interests. Minority interests are now re-characterized as noncontrolling interests and are reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest is now included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.
Recently Issued Accounting Standards
     In June 2009, the FASB issued revised guidance for the accounting of transfers of financial assets. This guidance is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This accounting guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. We do not believe that adoption of this guidance will have a material impact on our financial position and results of operations.
     In June 2009, the FASB issued revised guidance for the accounting of variable interest entities, which replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. This accounting guidance also requires an ongoing reassessment of whether an entity is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. We do not believe that adoption of this guidance will have a material impact on our financial position and results of operations.

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

	Three months ended January 31, 2010			Three months ended January 31, 2009
	Fresh	Processed		Fresh	Processed
	products	products	Total	products	products	Total
Third-party sales:
Avocados	$43,619	$—	$43,619	$48,846	$—	$48,846
Tomatoes	8,064	—	8,064	4,028	—	4,028
Pineapples	1,734	—	1,734	3,651	—	3,651
Papayas	2,094	—	2,094	1,868	—	1,868
Other Fresh products	1,020	—	1,020	1,950	—	1,950
Processed — food service	—	8,257	8,257	—	8,176	8,176
Processed — retail and club	—	4,587	4,587	—	4,172	4,172

Total gross sales	56,531	12,844	69,375	60,343	12,348	72,691
Less sales incentives	(194)	(1,861)	(2,055)	(184)	(1,860)	(2,044)

Net sales	$56,337	$10,983	$67,320	$60,159	$10,488	$70,647

	Fresh	Processed
	products	products	Total
	(All amounts are presented in thousands)
Three months ended January 31, 2010
Net sales	$56,337	$10,983	$67,320
Cost of sales	51,518	6,927	58,445

Gross margin	$4,819	$4,056	$8,875

Three months ended January 31, 2009
Net sales	$60,159	$10,488	$70,647
Cost of sales	51,370	6,818	58,188

Gross margin	$8,789	$3,670	$12,459

     For the quarters ended January 31, 2010 and 2009, intercompany sales and cost of sales of $5,875 and $6,117 were eliminated.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
3. Inventories
     Inventories consist of the following (in thousands):

	January 31,	October 31,
	2010	2009
Fresh fruit	$6,443	$4,495
Packing supplies and ingredients	2,851	2,652
Finished processed foods	4,116	4,584

	$13,410	$11,731

     During the three month periods ended January 31, 2010 and 2009, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.
4. Related party transactions
     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended January 31, 2010 and 2009, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.7 million and $0.1 million. Amounts payable to these board members was $0.5 million as of January 31, 2010. We did not have an accounts payable balance to these board members as of October 31, 2009.
     During the first quarter of fiscal 2010 and 2009, we received $0.1 million as dividend income from Limoneira.
5. Other assets
     At January 31, 2010, other assets in the accompanying consolidated condensed financial statements included the following intangible assets: customer-related, trade name and non-competition agreements of $1.8 million (accumulated amortization of $0.9 million) and brand name intangibles of $0.3 million. The customer-related, trade name and non-competition agreements are being amortized over periods up to ten years. The intangible asset related to the brand name currently has an indefinite life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $114,000 for the remainder of fiscal 2010, with $144,000 of amortization expense for fiscal years 2011 and 2012 and $131,000 of amortization expense for fiscal years 2013 and 2014. The remainder of approximately $241,000 will be amortized over fiscal years 2015 through 2018.
6. Stock-Based Compensation
     We have one active stock-based compensation plan, the 2005 Stock Incentive Plan, under which employees and directors may be granted options to purchase shares of our common stock. Stock options are granted with exercise prices of not less than the fair market value at grant date, generally vest over one to five years and generally expire five years after the grant date. We settle stock option exercises with newly issued shares of common stock.
     We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. We measure the fair value of our stock based compensation awards on the date of grant.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
     A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2009	284	$10.23
Outstanding at January 31, 2010	284	$10.23	$1,863

Exercisable at January 31, 2010	226	$9.41	$1,665

     At January 31, 2010, outstanding stock options had a weighted-average remaining contractual term of 2.1 years. At January 31, 2009, exercisable stock options had a weighted-average remaining contractual term of 0.9 years. The total recognized stock-based compensation expense was insignificant for the three months ended January 31, 2010.
7. Other events
Dividend payment
     On December 11, 2009 we paid a $0.50 per share dividend in the aggregate amount of $7.3 million to shareholders of record on December 1, 2009.
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
8. Fair value measurements
     A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
     The following table sets forth our financial assets (there are no liabilities requiring disclosure) as of January 31, 2010 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$23,681	—	—	$23,681

Total assets at fair value	$23,681	$—	$—	$23,681

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Unrealized gain and losses are recognized through other comprehensive income. Unrealized investment holding losses arising during the quarter ended January 31, 2010 was $0.5 million.
9. Subsequent events
     We have evaluated events subsequent to January 31, 2010 to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements and that the following items represent events that merit disclosure herein:
Business Acquisition
     Calavo Growers, Inc. (“Calavo”), Calavo Salsa Lisa, LLC (“Calavo Salsa Lisa”), Lisa’s Salsa Company (“LSC”) and Elizabeth Nicholson and Eric Nicholson, entered into an Asset Purchase and Contribution Agreement, dated February 8, 2010 (the “Acquisition Agreement”), which sets forth the terms and conditions pursuant to which Calavo acquired a 65 percent ownership interest in newly created Calavo Salsa Lisa which acquired substantially all of the assets of LSC on February 8, 2010. Elizabeth Nicholson and Eric Nicholson, through LSC, hold the remaining 35 percent ownership of Calavo Salsa Lisa. LSC is a respected regional producer in the upper Midwest of Salsa Lisa refrigerated salsas. The Acquisition Agreement provided, among other things, that Calavo make a payment totaling $100,000 for such 65 percent interest, as well a $300,000 payment representing a loan to be repaid from Calavo Salsa Lisa. Calavo made the initial payment on February 8, 2010. The purchase price can increase, subject to certain earn-out payments, as defined.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended October 31, 2009 of Calavo Growers, Inc. (we, Calavo, or the Company).
Recent Developments
Dividend payment
     On December 11, 2009 we paid a $0.50 per share dividend in the aggregate amount of $7.3 million to shareholders of record on December 1, 2009.
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
Net Sales
     The following table summarizes our net sales by business segment for each of the three-month periods ended January 31, 2010 and 2009:

	Three months ended January 31,
(in thousands)	2010	Change	2009
Net sales to third-parties:
Fresh products	$56,337	(6.4)%	$60,159
Processed products	10,983	4.7%	10,488

Total net sales	$67,320	(4.7)%	$70,647

As a percentage of net sales:
Fresh products	83.7%		85.2%
Processed products	16.3%		14.8%

	100.0%		100.0%

     Net sales for the first quarter of fiscal 2010, compared to fiscal 2009, decreased by $3.3 million, or 4.7%. The decrease in fresh product sales during the first quarter of fiscal 2010 was primarily related to decreased sales of Mexican sourced avocados, as well as pineapples. These decreases were partially offset, however, by increased sales from Chilean sourced avocados, as well as tomatoes. While the procurement of fresh avocados related to our fresh products segment is very seasonal, our processed products business is generally not subject to a seasonal effect. For the related three-month period, our processed products business sales increased when compared to the corresponding prior year period. This was primarily due to an increase in total pounds of product sold.
     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.
Fresh products
     Net sales delivered by the business decreased by approximately $3.8 million, or 6.4%, for the first quarter of fiscal 2010, when compared to the same period for fiscal 2009. As discussed above, this decrease in fresh product sales during the first quarter of fiscal 2010 was primarily related to a decrease in sales of Mexican sourced avocados (due primarily to a decrease in both units sold and sales price per unit), as well as pineapples (due primarily to a decrease in both units sold and sales price per unit). These decreases were partially offset, however, by increased sales from Chilean sourced avocados (due primarily to an increase in units sold), as well as tomatoes (due primarily to an increase in sales price per unit).
     Sales of Mexican sourced avocados decreased $7.8 million, or 17.3%, for the first quarter of 2010, when compared to the same prior year period. The decrease in Mexican sourced avocados was primarily related to a decrease in the average selling price per carton of Mexican avocados, which decreased approximately 9.5% when compared to the same prior year period. We attribute much of this decrease to the volume of non-Mexican sourced avocados in the U.S. marketplace during the first quarter of 2010, as compared to the same prior year period. Additionally, the volume of Mexican fruit sold decreased by 3.7 million pounds, or 8.7%, when compared to the same prior year period. We attribute some of this decrease in volume to the aforementioned decrease in sales prices, as discussed above, as growers were less willing to harvest their fruit.
     Sales of pineapples decreased $1.9 million, or 52.8% for the first quarter of fiscal 2010, when compared to the same period for fiscal 2009. The decrease in sales for pineapples was primarily due to a decrease in volume by 39.1% when compared to the same prior year period. This decrease is primarily related to our agreement with Maui Pineapple Company ending in December 2009. We believe that we have secured an additional Hawaiian source of pineapples and are currently pursuing other sources as well.
     Partially offsetting such decreases was an increase in sales of Chilean sourced avocados, which increased $2.3 million, or 122.9%, for the first quarter of 2010, when compared to the same prior year period. This increase was primarily related to the increase in the volume of Chilean fruit sold of 2.4 million pounds, or 135.2%. We believe this increase was primarily related to the significantly larger size of the Chilean avocado crop. The price per pound experienced a decrease of 5.2% for the first quarter of fiscal 2010, when compared to the same period for fiscal 2009, due primarily to such increased crop size.
     Sales of tomatoes increased $4.0 million, or 100.2%, for the first quarter of fiscal 2010, when compared to the same period for fiscal 2009. The increase in sales for tomatoes is primarily due to a significant increase in the average per carton selling price of 84.6%. We attribute some of the increase in the per carton selling price to the lower volume of tomatoes in the U.S. marketplace (due to weather conditions in Florida) during the first quarter of our fiscal 2010, as compared to the same prior period.
     We anticipate that California avocado sales will experience a seasonal and cyclical increase during our second fiscal quarter of 2010, as compared to the first quarter of 2010 and second fiscal quarter of 2009.
     We anticipate that net sales related to Mexican sourced avocados and tomatoes will increase during our second fiscal quarter of 2010, as compared to the first fiscal quarter of 2010. We anticipate Chilean avocados to experience a seasonal decrease.

Processed products
     Processed product sales for the quarter ended January 31, 2010, when compared to the same period for fiscal 2009, increased $0.5 million, or 4.7%. This increase was primarily related to a 3.7% net increase in total pounds sold. The increase in pounds sold primarily related to an increase in the pounds sold of our high-pressure guacamole products, which increased approximately 10.3%, but was partially offset by a decrease in the sale of our frozen guacamole products, which decreased approximately 1.8% when compared to the same prior year period. The net average selling price of our processed products did not significantly change during our first fiscal quarter of 2010 when compared to the same prior year period.
     Based primarily on the sluggish economy in the United States, we believe that retail sales, as a percentage of total net processed product sales, may increase in the future.
Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three-month periods ended January 31, 2010 and 2009:

	Three months ended January 31,
(in thousands)	2010	Change	2009
Gross margins:
Fresh products	$4,819	(45.2)%	$8,789
Processed products	4,056	10.5%	3,670

Total gross margins	$8,875	(28.8)%	$12,459

Gross profit percentages:
Fresh products	8.6%		14.6%
Processed products	36.9%		35.0%
Consolidated	13.2%		17.6%
     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins decreased by approximately $3.6 million, or 28.8%, for the first quarter of fiscal 2010 when compared to the same period for fiscal 2009. These decreases were primarily attributable to reductions in our fresh products segment.
     During our first fiscal quarter of 2010, as compared to the same prior year period, the decrease in our fresh products segment gross margin percentage was primarily related to a similar fruit cost year-over-year, but at a lower selling price, for Mexican sourced avocados. We believe this decrease in selling price is primarily related to a significantly higher volume of non-Mexican fruit in the U.S marketplace, which put downward pressure on carton selling prices. As a result of this downward pressure, we were not able to purchase Mexican sourced fruit as effectively (in relation to the selling price) as we were able to in the same prior year period. Additionally, we experienced a decrease in the volume of Mexican sourced avocados sold by 3.7 million pounds or 8.7%, which we believe was primarily related to the aforementioned pricing pressure. Combined, these had the effect of increasing our per pound costs, which, as a result, negatively impacted gross margins.
     The processed products gross profit percentages for the first quarter of fiscal 2010, as compared to the same prior year period, increased primarily as a result of lower fruit costs. Note that for our processed products, specifically our frozen products, inventory typically turns at a much slower rate than fresh inventory (i.e. inventory costs for processed products often relate to earlier periods when compared to fresh inventory).

Selling, General and Administrative

	Three months ended January 31,
(in thousands)	2010	Change	2009
Selling, general and administrative	$5,164	(2.6)%	$5,300
Percentage of net sales	7.7%		7.5%
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses decreased $0.1 million, or 2.6%, for the three months ended January 31, 2010, when compared to the same period for fiscal 2009. This decrease was primarily related to lower corporate costs, including, but not limited to, costs related to a decrease in bad debt expense (totaling approximately $0.2 million), as well as a decrease in expected management bonuses (totaling approximately $0.1 million). These decreases were partially offset by increases in director fees (totaling approximately $0.1 million) and legal fees (totaling approximately $0.1 million).
Provision for Income Taxes

	Three months ended January 31,
(in thousands)	2010	Change	2009
Provision for income taxes	$1,473	(45.6)%	$2,708
Percentage of income before provision for income taxes	39.3%		38.2%
     For the first three months of fiscal 2010, our provision for income taxes was $1.5 million, as compared to $2.7 million for the comparable prior year period. We expect our effective tax rate to be approximately 39% during fiscal 2010.
Liquidity and Capital Resources
     Cash used in operating activities was $0.4 million for the three months ended January 31, 2010, compared to $5.2 million provided by operations for the similar period in fiscal 2009. Operating cash flows for the three months ended January 31, 2010 reflect our net income of $2.3 million, net non-cash charges (depreciation and amortization, stock compensation expense, interest on deferred consideration, and income from Maui, LLC) of $0.7 million and a net decrease in the noncash components of our operating capital of approximately $3.4 million.
     Our operating capital decrease primarily includes a net increase in accounts receivable of $6.8 million, an increase in advances to suppliers of $3.8 million, and an increase in inventory of $1.7 million, partially offset by an increase in trade accounts payable and accrued expenses of $6.3 million, a decrease in income tax receivable of $1.4 million, and an increase in payable to growers of $1.2 million.
     The increase in our accounts receivable, as of January 31, 2010, when compared to October 31, 2009, primarily reflects higher sales recorded in the month of January 2010, as compared to October 2009. The increase in advances to suppliers primarily reflects advances made to Agricola Belher related to the receipt of tomatoes. The increase in inventory is primarily related to an increase in the fresh fruit on hand at January 31, 2010. This was primarily driven by more fruit being delivered for California sourced avocados in the month of January 2010, as compared to October 2009, as well as an increase in the volume of Mexican avocados purchased during our first fiscal quarter of 2010. The increase in accounts payable and accrued expenses is primarily related to an increase in our payables related to tomatoes and Chilean avocados. The decrease in payable to our growers primarily reflects a decrease in California fruit delivered in the month of January 2010, as compared to October 31, 2009. The decrease in income tax receivable relates primarily to income from operations through the three months ended January 31, 2010. The increase in payable to growers primarily relates to more fruit being delivered for California sourced avocados in the month of January 2010, as compared to October 2009.

     Cash used in investing activities was $1.3 million for the three months ended January 31, 2010 and related principally to the purchase of property, plant and equipment items.
     Cash provided by financing activities was $1.8 million for the three months ended January 31, 2010, which related principally to borrowings on our credit facilities totaling $9.0 million, partially offset by the payment of our $7.3 million dividend.
     Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of January 31, 2010 and October 31, 2009 totaled $1.0 million and $0.9 million. Our working capital at January 31, 2010 was $14.2 million, compared to $12.6 million at October 31, 2009.
     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. expire in February 2012 and July 2011. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $45 million, with a weighted-average interest rate of 2.1% and 2.4% at January 31, 2010 and October 31, 2009. Under these credit facilities, we had $21.0 million and $12.0 million outstanding as January 31, 2010 and October 31, 2009, of which $6.5 million was classified as a long-term liability as January 31, 2010 and October 31, 2009. These credit facilities contain various financial covenants, the most significant relating to tangible net worth (as defined), and Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at January 31, 2010.
Contractual Obligations
     There have been no material changes to our contractual commitments from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2009. For a summary of the contractual commitments at October 31, 2009, see Part II, Item 7, in our 2009 Annual Report on Form 10-K.
Impact of Recently Issued Accounting Pronouncements
     See footnote 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2010.

	Expected maturity date January 31,
(All amounts in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$972	$—	$—	$—	$—	$—	$972	$972
Accounts receivable (1)	29,163	—	—	—	—	—	29,163	29,163
Advances to suppliers (1)	6,152	—	—	—	—	—	6,152	6,152

Liabilities
Payable to growers (1)	$1,650	$—	$—	$—	$—	$—	$1,650	$1,650
Accounts payable (1)	2,446	—	—	—	—	—	2,446	2,446
Current borrowings pursuant to credit facilities (1)	14,570	—	—	—	—	—	14,570	14,570
Long-term borrowings pursuant to credit facilities (2)	—	1,000	5,450	—	—	—	6,450	6,566
Fixed-rate long-term obligations (3)	1,367	1,370	1,373	1,376	1,380	1,942	8,808	9,872

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Long-term borrowings pursuant to our credit facility bears interest at 2.3%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 1.4%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value by approximately $178,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 4.3% to 6.4% with a weighted-average interest rate of 6.2%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $327,000.
     We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.
     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. Based on the significant decrease in the valuation of the Mexican peso to the U.S. dollar over the past eighteen months, however, we are currently considering the use of derivative instruments to hedge the fluctuation in the Mexican peso in our fiscal 2010. Total foreign currency gains for the three months ended January 31, 2010, and 2009, net of losses, was less than $0.1 million.

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
     There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results of operations.

ITEM 6.	EXHIBITS

2.1	Asset Purchase and Contribution Agreement dated February 8, 2010 among Calavo Growers, Inc., Calavo Salsa Lisa LLC, Lisa’s Salsa Company, Elizabeth Nicholson and Eric Nicholson. (Portions of this agreement have been deleted and filed separately with the Securities and Exchange Commission Pursuant to a request for confidential treatment.)

10.1	Amendment No. 3 to Loan Agreement dated February 9, 2010 between Bank of America, N.A. and Calavo Growers, Inc.

10.2	Term Revolving Credit Agreement dated April 9, 2008 (effective date May 1, 2008) between Farm Credit West, PCA, and Calavo Growers, Inc.

10.3	Amended and Restated Limited Liability Company Agreement for Calavo Salsa Lisa, LLC dated February 8, 2010 among Calavo Growers, Inc., Calavo Salsa Lisa LLC, Lisa’s Salsa Company, Elizabeth Nicholson and Eric Nicholson. (Portions of this agreement have been deleted and filed separately with the Securities and Exchange Commission Pursuant to a request for confidential treatment.)

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)
Date: March 11, 2010	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: March 11, 2010	By	/s/ Arthur J. Bruno
Arthur J. Bruno
Chief Operating Officer, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1	Asset Purchase and Contribution Agreement dated February 8, 2010 among Calavo Growers, Inc., Calavo Salsa Lisa LLC, Lisa’s Salsa Company, Elizabeth Nicholson and Eric Nicholson. (Portions of this agreement have been deleted and filed separately with the Securities and Exchange Commission Pursuant to a request for confidential treatment.)

10.1	Amendment No. 3 to Loan Agreement dated February 9, 2010 between Bank of America, N.A. and Calavo Growers, Inc.

10.2	Term Revolving Credit Agreement dated April 9, 2008 (effective date May 1, 2008) between Farm Credit West, PCA, and Calavo Growers, Inc.

10.3	Amended and Restated Limited Liability Company Agreement for Calavo Salsa Lisa, LLC dated February 8, 2010 among Calavo Growers, Inc., Calavo Salsa Lisa LLC, Lisa’s Salsa Company, Elizabeth Nicholson and Eric Nicholson. (Portions of this agreement have been deleted and filed separately with the Securities and Exchange Commission Pursuant to a request for confidential treatment.)

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.