Form 10-Q
period 2010-04-30
CALAVO GROWERS INC
filed 2010-06-08
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Registrant’s number of shares of common stock outstanding as of April 30, 2010 was 14,650,833

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

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(in thousands)

	April 30,	October 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$2,408	$875
Accounts receivable, net of allowances of $2,008 (2010) and $2,353 (2009)	39,551	22,314
Inventories, net	15,283	11,731
Prepaid expenses and other current assets	5,149	7,191
Advances to suppliers	12,239	2,329
Income taxes receivable	—	2,178
Deferred income taxes	2,728	2,728

Total current assets	77,358	49,346
Property, plant, and equipment, net	40,020	38,621
Investment in Limoneira Company	29,472	24,200
Investment in unconsolidated entities	1,751	1,382
Goodwill	3,679	3,591
Other assets	7,780	6,076

	$160,060	$123,216

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$7,676	$396
Trade accounts payable	2,682	2,223
Accrued expenses	42,637	20,032
Income taxes payable	1,122	—
Short-term borrowings	7,740	5,520
Dividend payable	—	7,252
Current portion of long-term obligations	1,368	1,366

Total current liabilities	63,225	36,789
Long-term liabilities:
Long-term obligations, less current portion	9,424	13,908
Deferred income taxes	5,089	3,032

Total long-term liabilities	14,513	16,940
Commitments and contingencies
Noncontrolling interest	680	—
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,651 (2010) and 14,505 (2009) issued and outstanding	14	14
Additional paid-in capital	41,586	39,714
Accumulated other comprehensive income	3,682	466
Retained earnings	36,360	29,293

Total shareholder’s equity	81,642	69,487

	$160,060	$123,216

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,
	2010	2009	2010	2009
Net sales	$109,219	$86,829	$176,539	$157,476
Cost of sales	96,133	73,890	154,578	132,078

Gross margin	13,086	12,939	21,961	25,398
Selling, general and administrative	5,455	5,535	10,619	10,835

Operating income	7,631	7,404	11,342	14,563
Interest expense	(234)	(291)	(463)	(617)
Other income, net	467	366	732	621

Income before provision for income taxes	7,864	7,479	11,611	14,567
Provision for income taxes	3,090	3,017	4,563	5,725

Net income	4,774	4,462	7,048	8,842
Less: Net loss – noncontrolling interest	(19)	—	(19)	—

Net income attributable to Calavo Growers, Inc.	$4,793	$4,462	$7,067	$8,842

Calavo Growers, Inc.’s net income per share:
Basic	$0.33	$0.31	$0.49	$0.61

Diluted	$0.33	$0.31	$0.49	$0.61

Calavo Growers, Inc.’s shares used in per share computation:
Basic	14,572	14,423	14,538	14,421

Diluted	14,598	14,508	14,562	14,495

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended		Six months ended
	April 30,		April 30,
	2010	2009	2010	2009
Net income	$4,774	$4,462	$7,048	$8,842

Other comprehensive income, before tax:
Unrealized holding gains (losses) arising during period	5,791	(4,840)	5,272	(7,087)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(2,258)	1,888	(2,056)	2,757

Other comprehensive income (loss), net of tax	3,533	(2,952)	3,216	(4,330)

Comprehensive income	8,307	1,510	10,264	4,512

Less: Net loss – noncontrolling interest	(19)	—	(19)	—

Comprehensive income – Calavo Growers, Inc.	$8,326	$1,510	$10,283	$4,512

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended April 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$7,048	$8,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,627	1,489
Provision for losses on accounts receivable	—	79
Income from unconsolidated entities	(369)	(225)
Interest on deferred consideration	48	91
Stock compensation expense	24	20
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(17,123)	(9,074)
Inventories, net	(3,458)	(727)
Prepaid expenses and other current assets	267	(883)
Advances to suppliers	(9,910)	(8,422)
Income taxes receivable	2,707	999
Other assets	(26)	(19)
Payable to growers	7,280	3,827
Income taxes payable	1,122	1,887
Trade accounts payable and accrued expenses	21,494	15,776

Net cash provided by operating activities	10,731	13,660
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(2,433)	(1,742)
Collections from Agricola Belher	1,781	—
Acquisition of Calavo Salsa Lisa LLC, net of cash acquired	(351)	—

Net cash used in investing activities	(1,003)	(1,742)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(7,252)	(5,047)
Payments on revolving credit facilities, net	(2,230)	(3,410)
Payments on long-term obligations	(32)	(31)
Exercise of stock options	1,319	36

Net cash used in financing activities	(8,195)	(8,452)

Net increase in cash and cash equivalents	1,533	3,466
Cash and cash equivalents, beginning of period	875	1,509

Cash and cash equivalents, end of period	$2,408	$4,975

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$529	$7

Construction in progress included in trade accounts payable	$74	$—

Unrealized investment holding gains (losses)	$5,272	$(7,087)

     In February 2010, we entered into an asset purchase and contribution agreement in which we acquired a 65 percent ownership interest in newly created Calavo Salsa Lisa, LLC which acquired substantially all of the assets of Lisa’s Salsa Company. The following table summarizes the estimated fair values of the non-cash assets acquired and liabilities assumed at the date of acquisition (in thousands):
At February 8, 2010

(Preliminary)
Current assets, excluding cash	$214
Property, plant, and equipment	321
Goodwill	88
Intangible assets	1,950

Total assets acquired	2,573
Current liabilities	(55)
Noncontrolling interest	(699)
Contingent consideration	(1,468)

Net non-cash assets acquired	$351

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of the business
Business
     Calavo Growers, Inc. (Calavo, the Company, we, us or our) procures and markets avocados, as well as prepares and distributes processed avocado products. Additionally, we also distribute other fresh produce items, such as tomatoes, pineapples, and Hawaiian grown papayas. Our expertise allows us to deliver a wide array of fresh and prepared food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our operating facilities in southern California, Texas, New Jersey, Arizona, and Mexico, we sort, pack, and/or ripen avocados and/or tomatoes for distribution both domestically and internationally. We report our operations in two different business segments. See Note 2 for further information regarding our business segments. See Note 9 for discussion regarding our acquisition of Calavo Salsa Lisa, LLC.
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
Recently Adopted Accounting Pronouncements
     In April 2009, as amended in February 2010, we adopted accounting guidance for subsequent events, which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In particular, this accounting guidance sets forth:
•	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.
•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
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
     Effective the first quarter of fiscal 2010, we adopted revised accounting guidance for business combinations, which changed its previous accounting practices regarding business combinations. The statement requires a number of changes, to be applied prospectively, to the purchase method of accounting for acquisitions, including changes in

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The impact of this accounting guidance and its relevant updates on our results of operations or financial position will vary depending on each specific business combination. See Note 9 for a business combination we closed in February 2010.
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
     Effective the first quarter of fiscal 2010, we adopted revised accounting guidance related to the accounting and reporting for minority interests. Minority interests are now re-characterized as noncontrolling interests and in most cases are reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest is now included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. See Note 9 for a business combination we closed in February 2010.
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

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
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
2. Information regarding our operations in different segments
     During the second quarter of fiscal 2010, we renamed our “processed products” business segment to “CalavoFoods.” Such name was changed to better describe the segment. As such, we now report our operations in two different business segments: fresh products and CalavoFoods. These two business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. The fresh products segment includes all operations that involve the distribution of avocados and other fresh produce products. The CalavoFoods segment represents all operations related to the purchase, manufacturing, and distribution of prepared products, including guacamole, tortilla chips, and salsa products. Additionally, selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate. We do not allocate assets, or specifically identify them to, our operating segments. Prior period amounts have been reclassified to conform to the current period presentation. The following table sets forth sales by product category, by segment (in thousands):

	Six months ended April 30, 2010			Six months ended April 30, 2009
	Fresh	Calavo-		Fresh	Calavo-
	products	Foods	Total	products	Foods	Total
Third-party sales:
Avocados	$111,253	$—	$111,253	$110,099	$—	$110,099
Tomatoes	33,867	—	33,867	12,582	—	12,582
Papayas	5,018	—	5,018	4,348	—	4,348
Pineapples	2,655	—	2,655	6,950	—	6,950
Other Fresh products	1,343	—	1,343	2,263	—	2,263
CalavoFoods — food service	—	18,297	18,297	—	17,398	17,398
CalavoFoods — retail and club	—	8,657	8,657	—	7,725	7,725

Total gross sales	154,136	26,954	181,090	136,242	25,123	161,365
Less sales incentives	(552)	(3,999)	(4,551)	(43)	(3,846)	(3,889)

Net sales	$153,584	$22,955	$176,539	$136,199	$21,277	$157,476

	Three months ended April 30, 2010			Three months ended April 30, 2009
	Fresh	Calavo-		Fresh	Calavo-
	products	Foods	Total	products	Foods	Total
Third-party sales:
Avocados	$67,671	$—	$67,671	$61,405	$—	$61,405
Tomatoes	25,803	—	25,803	8,555	—	8,555
Papayas	2,541	—	2,541	2,088	—	2,088
Pineapples	930	—	930	3,305	—	3,305
Other Fresh products	719	—	719	707	—	707
CalavoFoods — food service	—	10,040	10,040	—	9,222	9,222
CalavoFoods — retail and club	—	4,070	4,070	—	3,553	3,553

Total gross sales	97,664	14,110	111,774	76,060	12,775	88,835
Less sales incentives	(417)	(2,138)	(2,555)	(20)	(1,986)	(2,006)

Net sales	$97,247	$11,972	$109,219	$76,040	$10,789	$86,829

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

	Fresh	Calavo-
	products	Foods	Total
	(All amounts are presented in thousands)
Six months ended April 30, 2010
Net sales	$153,584	$22,955	$176,539
Cost of sales	139,024	15,554	154,578

Gross margin	$14,560	$7,401	$21,961

Six months ended April 30, 2009
Net sales	$136,199	$21,277	$157,476
Cost of sales	118,386	13,692	132,078

Gross margin	$17,813	$7,585	$25,398

     For six months ended April 30, 2010 and 2009, inter-segment sales and cost of sales for fresh products totaling $7.6 million and $8.2 million were eliminated. For six months ended April 30, 2010 and 2009, inter-segment sales and cost of sales for CalavoFoods totaling $4.4 million and $3.8 million were eliminated.

	Fresh	Calavo-
	products	Foods	Total
	(All amounts are presented in thousands)
Three months ended April 30, 2010
Net sales	$97,247	$11,972	$109,219
Cost of sales	87,506	8,627	96,133

Gross margin	$9,741	$3,345	$13,086

Three months ended April 30, 2009
Net sales	$76,040	$10,789	$86,829
Cost of sales	67,016	6,874	73,890

Gross margin	$9,024	$3,915	$12,939

     For three months ended April 30, 2010 and 2009, inter-segment sales and cost of sales for fresh products totaling $3.9 million and $4.1 million were eliminated. For three months ended April 30, 2010 and 2009, inter-segment sales and cost of sales for CalavoFoods totaling $2.2 million and $1.8 million were eliminated.
3. Inventories
     Inventories consist of the following (in thousands):

	April 30,	October 31,
	2010	2009
Fresh fruit	$8,360	$4,495
Packing supplies and ingredients	3,151	2,652
Finished products — CalavoFoods	3,772	4,584

	$15,283	$11,731

     During the three and six month periods ended April 30, 2010 and 2009, we were not required to and did not record any provisions to reduce our inventories to the lower of cost or market.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
4. Related party transactions
     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended April 30, 2010 and 2009, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $3.9 million and $1.2 million. During the six months ended April 30, 2010 and 2009, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $4.6 million and $1.2 million. Amounts payable to these board members was $2.1 million as of April 30, 2010. We did not have an accounts payable balance to these board members as of October 31, 2009.
     During the three and six months ended April 30, 2010, we received $0.1 million as dividend income from Limoneira Company. During the six months ended April 30, 2009, we received $0.1 million as dividend income from Limoneira Company.
     In the second quarter of 2010, our Chairman of the Board of Directors and Chief Executive Officer, as well as one audit committee member, exercised 146,000 stock options at a weighted average exercise option price of $9.11.
5. Other assets
     Other assets consist of the following (in thousands):

	April 30,	October 31,
	2010	2009
Grower development advances	$1,975	$2,123
Intangibles, net	3,036	1,205
Loan to Agricola Belher	2,450	2,450
Other	319	298

	$7,780	$6,076

     At April 30, 2010, other assets in the accompanying consolidated condensed financial statements included the following intangible assets: customer-related, trade name and non-competition agreements of $2.2 million (accumulated amortization of $0.9 million), brand name intangibles of $0.3 million, trade secrets of $1.4 million and a customer list of $0.2 million. The customer-related, trade name and non-competition agreements are being amortized over periods up to 10 years, the trade secrets are being amortized over 13 years and the customer list is being amortized over 7 years. The intangible asset related to the brand name currently has an indefinite life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $163,000 for the remainder of fiscal 2010, with $318,000 of amortization expense for fiscal years 2011 and $305,000 of amortization expense for fiscal years 2012 through 2014. The remainder of approximately $1,364,000 will be amortized over fiscal years 2015 through 2023.
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

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
     A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2009	284	$10.23
Exercised	(146)	$9.11
Outstanding at April 30, 2010	138	$11.39	$824

Exercisable at April 30, 2010	80	$9.91	$593

     At April 30, 2010, outstanding stock options had a weighted-average remaining contractual term of 3.6 years. At April 30, 2009, exercisable stock options had a weighted-average remaining contractual term of 2.5 years. The total recognized stock-based compensation expense was insignificant for the three months and six months ended April 30, 2010.
     In the second quarter of 2010, our Chairman of the Board of Directors and Chief Executive Officer, as well as one audit committee member, exercised 146,000 stock options at a weighted average exercise option price of $9.11.
7. Other events
Dividend payment
     On December 11, 2009 we paid a $0.50 per share dividend in the aggregate amount of $7.3 million to shareholders of record on December 1, 2009.
Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax years ended December 31, 2000 and December 31, 2004. We have received assessments totaling approximately $2.0 million and $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000 related to the tax year 2000 assessment, which we declined. In the second quarter of 2009, we won our appeal case for the tax year ended December 31, 2000. The Hacienda subsequently appealed that decision and the case was sent back to the tax court due to administrative error by such jurisdiction. During the second quarter of 2010, we once again won our appeal case related to this case and, once again, the Hacienda appealed the decision and the case has been sent back to the tax court. In the second quarter of 2009, the Hacienda initiated an examination related to tax year ended December 31, 2007 as well. We are not aware of any assessments related to this examination, but we do not expect this examination to have a significant impact on our results of operations. We pledged our CalavoFoods building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to these assessments.
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

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
     The following table sets forth our financial assets (there are no liabilities requiring disclosure) as of April 30, 2010 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$29,472	—	—	$29,472

Total assets at fair value	$29,472	$—	$—	$29,472

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at April 30, 2010 and October 31, 2009 equaled $17.05 per share and $14.00 per share (adjusted for a 10 to 1 stock split). Unrealized gain and losses are recognized through other comprehensive income. Unrealized investment holding gains arising during the quarter ended April 30, 2010 was $5.8 million. Unrealized investment holding gain arising during the six months ended April 30, 2010 was $5.3 million.

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Liabilities at Fair Value:
Salsa Lisa contingent consideration(2)	—	—	$1,468	$1,468

Total assets at fair value	$—	$—	$1,468	$1,468

(2)	See Note 9 for further discussion.
9. Business Acquisition
     On February 8, 2010, Calavo Growers, Inc. (“Calavo”), Calavo Salsa Lisa, LLC (“Calavo Salsa Lisa”), Lisa’s Salsa Company (“LSC”) and Elizabeth Nicholson and Eric Nicholson, entered into an Asset Purchase and Contribution Agreement, dated February 8, 2010 (the “Acquisition Agreement”), which sets forth the terms and conditions pursuant to which Calavo acquired a 65 percent ownership interest in newly created Calavo Salsa Lisa which acquired substantially all of the assets of LSC. Elizabeth Nicholson and Eric Nicholson, through LSC, hold the remaining 35 percent ownership of Calavo Salsa Lisa. LSC is a regional producer in the upper Midwest of Salsa Lisa refrigerated salsas. We believe that this new line of salsas will further diversify our product offerings and will be a natural complement to our ultra-high-pressure guacamole, as well as our recently introduced Calavo tortilla chips.
     The Acquisition Agreement provided, among other things, that Calavo make a payment totaling $100,000 for the 65 percent interest, as well a $300,000 payment representing a loan to be repaid from Calavo Salsa Lisa to Calavo. Calavo made these initial payments on February 8, 2010.
     The purchase price can increase, subject to earn-out payments. These earn-out payments are based on net annual sales (as defined) achievements, through fiscal year October 31, 2016, which are as follows:

Then Earn-out
Net Sales of:	Payment shall be:
$30,000,000	$1,000,000
$40,000,000	$1,000,000
$50,000,000	$1,000,000

Maximum earn-out payment possible	$3,000,000
     More than one of the earn-out payments may be earned in a particular fiscal year through October 31, 2016, but in no event shall more than an aggregate of $3,000,000 in earn-out payments be made.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
     Concurrently with the execution of the Acquisition Agreement, Calavo, Calavo Salsa Lisa, LSC and Elizabeth Nicholson and Eric Nicholson entered into an Amended and Restated Limited Liability Company Agreement. Among other things, such agreement calls for the establishment and maintenance of capital accounts, how profits and losses are to be allocated, as well as a buy-out option for Calavo.
     Such buy-out option grants Calavo the right to cause LSC to transfer to Calavo all of LSC’s membership interest for an amount equal to $5 million at any time until October 31, 2016. If the buy-out option has not been exercised by Calavo as of October 31, 2016, however, then Calavo is required to deliver a binding offer to LSC to purchase LSC’s membership interest for a price no less than an amount equal to (A) LSC’s percentage interest, multiplied by (B) the EBTDA multiple of 8.0, multiplied by (C) Calavo Salsa Lisa’s earnings before taxes, depreciation, and amortization (EBTDA) for the year ending October 31, 2016. LSC may then elect to either accept such offer or reject such offer and submit a counter offer to purchase Calavo’s membership interest for a price no less than an amount equal to (A) Calavo’s membership interest, multiplied by (B) the EBTDA multiple of 8.0, plus 0.5, or 8.5, multiplied by (C) the Company EBTDA for the year ending October 31, 2016. LSC may not reject the buy-out offer without making a counter offer.
     If LSC makes a counter offer to Calavo, Calavo may either accept such offer or reject such offer and submit a counter offer to purchase LSC’s membership interest for a price no less than an amount equal to (A) LSC’s membership interest, multiplied by (B) the EBTDA multiple of 8, plus 0.5, plus an additional 0.5, or 9.0 total, multiplied by (C) the Company EBTDA for the year ending October 31, 2016. The process cited above shall continue, with the EBTDA multiple increasing 0.5% at each counter offer, until either LSC or Calavo accepts the counter offer made to them.
     Based on the buy-out option, as well as the initial binding offer to be made to LSC, we recorded the noncontrolling interest outside of permanent equity to highlight the potential future cash obligation related to this instrument.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). We obtained preliminary third-party valuations for the long-term assets acquired and incurred approximately $0.2 million in acquisition costs, which have been expensed in selling, general and administrative expenses in the period incurred.
At February 8, 2010

(Preliminary)
Current assets	$263
Property, plant, and equipment	321
Goodwill	88
Intangible assets	1,950

Total assets acquired	2,622
Current liabilities	(55)
Noncontrolling interest	(699)
Contingent consideration	(1,468)

Net cash paid as of February 8, 2010	$400

     Of the $1,950,000 of intangible assets, $240,000 was assigned to customer relationships with a life of 7 years, $360,000 to trademarks and trade names with a life of 10 years and $1,350,000 to trade secrets with a life of 13 years. We determined the fair value of the non-controlling interest in Calavo Salsa Lisa taking into consideration discounts for lack of control and lack of marketability. The fair value of the $5.0 million purchase option was determined using a Black-Scholes option pricing model. Significant inputs include the risk free rate, volatility factor, time to expiration, underlying stock price, and exercise price. As discussed above, we will be required to pay up to an additional $3.0 million if Calavo Salsa Lisa achieves specified revenue targets during the first seven years,

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
post transaction. The fair value of this contingent consideration was determined based on a probability weighted method, which incorporates management’s forecasted revenue, the likelihood of the $5.0 million purchase option being exercised, and the likelihood of the revenue targets being achieved.
The following table reconciles shareholders’ equity attributable to noncontrolling interest (in thousands):

Three months
ended
April 30, 2010
Noncontrolling interest, beginning	$—
Net loss — noncontrolling interest	(19)
Capital contributions	699

Noncontrolling interest, ending	$680

10. Subsequent events
     We have evaluated subsequent events to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Such events were evaluated till the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements.

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
Contingencies
     Hacienda Suit — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax years ended December 31, 2000 and December 31, 2004. We have received assessments totaling approximately $2.0 million and $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000 related to the tax year 2000 assessment, which we declined. In the second quarter of 2009, we won our appeal case for the tax year ended December 31, 2000. The Hacienda subsequently appealed that decision and the case was sent back to the tax court due to administrative error by such jurisdiction. During the second quarter of 2010, we once again won our appeal case related to this case and, once again, the Hacienda appealed the decision and the case has been sent back to the tax court. In the second quarter of 2009, the Hacienda initiated an examination related to tax year ended December 31, 2007 as well. We are not aware of any assessments related to this examination, but we do not expect this examination to have a significant impact on our results of operations. We pledged our CalavoFoods building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to these assessments.
     From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
     Acquisition
     On February 8, 2010, Calavo Growers, Inc. (“Calavo”), Calavo Salsa Lisa, LLC (“Calavo Salsa Lisa”), Lisa’s Salsa Company (“LSC”) and Elizabeth Nicholson and Eric Nicholson, entered into an Asset Purchase and Contribution Agreement, dated February 8, 2010 (the “Acquisition Agreement”), which sets forth the terms and conditions pursuant to which Calavo acquired a 65 percent ownership interest in newly created Calavo Salsa Lisa which acquired substantially all of the assets of LSC. Elizabeth Nicholson and Eric Nicholson, through LSC, hold the remaining 35 percent ownership of Calavo Salsa Lisa. LSC is a regional producer in the upper Midwest of Salsa Lisa refrigerated salsas. We believe that this new line of salsas will further diversify our product offerings and will be a natural complement to our ultra-high-pressure guacamole, as well as our recently introduced Calavo tortilla chips. See Note 9 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

Net Sales
     The following table summarizes our net sales by business segment for each of the three and six month periods ended April 30, 2010 and 2009:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2010	Change	2009	2010	Change	2009
Net sales to third-parties:
Fresh products	$97,247	27.9%	$76,040	$153,584	12.8%	$136,199
CalavoFoods	11,972	11.0%	10,789	22,955	7.9%	21,277

Total net sales	$109,219	25.8%	$86,829	$176,539	12.1%	$157,476

As a percentage of net sales:
Fresh products	89.0%		87.6%	87.0%		86.5%
CalavoFoods	11.0%		12.4%	13.0%		13.5%

	100.0%		100.0%	100.0%		100.0%

     Net sales for the second quarter of fiscal 2010, compared to fiscal 2009, increased by $22.4 million, or 25.8%, whereas net sales for the six months ended April 30, 2010, compared to fiscal 2009, increased by $19.1 million, or 12.1%. The increase in fresh product sales during the three and six-month periods of fiscal 2010 was primarily related to increased sales of California sourced avocados, as well as tomatoes. These increases were partially offset, however, by decreased sales from Mexican sourced avocados, as well as pineapples. While the procurement of fresh avocados related to our fresh products segment is very seasonal, our CalavoFoods segment is generally not subject to a seasonal effect. For the related three and six-month periods, our CalavoFoods segment sales increased when compared to the corresponding prior year period. This was primarily due to an increase in total pounds of product sold and an increase in the per unit, net sales price.
     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.
Fresh products
     Second Quarter 2010 vs. Second Quarter 2009
     Net sales delivered by the fresh products business increased by approximately $21.2 million, or 27.9%, for the second quarter of fiscal 2010, when compared to the same period for fiscal 2009. As discussed above, this increase in fresh product sales during the second quarter of fiscal 2010 was primarily related to an increase in sales of tomatoes (due primarily to an increase in sales price per unit) as well as California sourced avocados (due primarily to a significant increase in units sold). These increases were partially offset, however, by decreased sales from Mexican sourced avocados (due primarily to a decrease in units sold and a decrease in sales price per unit), as well as pineapples (due primarily to a decrease in units sold).
     Sales of tomatoes increased $17.2 million, or 201.6%, for the second quarter of fiscal 2010, when compared to the same period for fiscal 2009. The increase in sales for tomatoes is primarily due to a significant increase in the average per carton selling price of 177.4%. We attribute most of the increase in the per carton selling price to the lower volume of tomatoes in the U.S. marketplace (due to poor weather conditions in Florida) during the second quarter of our fiscal 2010, as compared to the same prior period.
     Sales of California sourced avocados increased $11.1 million, or 86.4%, for the second quarter of 2010, when compared to the same prior year period. The volume of California fruit sold increased to 26.2 million pounds from

11.0 million pounds in the same prior year period. The increase in California sourced avocados was primarily related to the larger California avocado crop for fiscal 2010. Partially offsetting this increase in pounds sold, is the decrease in the per carton sales prices of 21.7%. We attribute much of this decrease on the size of the California Avocado crop.
     Partially offsetting such increases was a decrease in sales of Mexican sourced avocados of $6.8 million, or 14.1%, for the second quarter of 2010, when compared to the same prior year period. The decrease in Mexican sourced avocados was primarily related to the decrease in the volume of Mexican fruit sold by 4.2 million pounds, or 9.1%, when compared to the same prior year period. In addition, Mexican sourced avocados had a decrease in the average selling price per carton of approximately 5.5%, when compared to the same prior year period. We attribute some of this decrease in volume and price to the increase in volume of non-Mexican sourced avocados in the U.S. marketplace during the second quarter of 2010, as compared to the same prior year period.
     Sales of pineapples decreased $2.4 million, or 71.9% for the second quarter of fiscal 2010, when compared to the same period for fiscal 2009. The decrease in sales for pineapples was primarily due to a decrease in volume by 72.0% when compared to the same prior year period. This decrease is primarily related to our agreement with Maui Pineapple Company (Maui) ending in December 2009, which was primarily related to Maui exiting the pineapple business. We believe, however, that we have secured an additional Hawaiian source of pineapples and are currently pursuing other sources as well.
     Six Months Ended 2010 vs. Six Months Ended 2009
     Net sales delivered by the fresh products business increased by approximately $17.4 million, or 12.8%, for the six months ended April 30, 2010, when compared to the same period for fiscal 2009. As discussed above, this increase in fresh product sales during the six months ended April 30, 2010, was primarily related to an increase in sales of tomatoes (due primarily to an increase in sales price per unit) as well as California and Chilean sourced avocados (due primarily to a significant increase in units sold). These increases were partially offset, however, by decreased sales from Mexican sourced avocados (due primarily to a decrease in units sold and a decrease in sales price per unit), as well as pineapples (due primarily to a decrease in units sold—see comment above).
     Sales of tomatoes increased $21.3 million, or 169.2%, for the six months ended April 30, 2010, when compared to the same period for fiscal 2009. The increase in sales for tomatoes is primarily due to a significant increase in the average per carton selling price of 147.7%. We attribute most of the increase in the per carton selling price to the lower volume of tomatoes in the U.S. marketplace (due to weather conditions in Florida) during the six months ended April 30, 2010, as compared to the same prior period.
     Sales of California sourced avocados increased $11.4 million, or 77.3%, for the six months ended April 30, 2010, when compared to the same prior year period. The volume of California fruit sold increased to 28.8 million pounds from 13.0 million pounds in the same prior year period. The increase in California sourced avocados was primarily related to the larger California avocado crop for fiscal 2010. Partially offsetting this increase in pounds sold, is the decrease in the per carton sales prices of 19.8%. We attribute much of this decrease on the size of the California Avocado crop.
     Sales of Chilean sourced avocados increased $3.9 million, or 202.5%, for the six months ended April 30, 2010, when compared to the same prior year period. This increase was primarily related to the increase in the volume of Chilean fruit sold of 4.3 million pounds, or 231.1%. We believe this increase was primarily related to the significantly larger size of the Chilean avocado crop. The per carton selling price experienced a decrease of 8.6% for the six months ended April 30, 2010, when compared to the same period for fiscal 2009, due primarily to such increased crop size.
     Partially offsetting such increases was a decrease in sales of Mexican sourced avocados of $14.6 million, or 15.6%, for the six months ended April 30, 2010, when compared to the same prior year period. The decrease in Mexican sourced avocados was primarily related to the decrease in the volume of Mexican fruit sold by 7.9 million pounds, or 8.9%, when compared to the same prior year period. In addition, Mexican sourced avocados had a decrease in the average selling price per carton of approximately 7.4%, when compared to the same prior year period. As mentioned above, we attribute some of this decrease in volume and price to the increase in volume of non-Mexican sourced avocados in the U.S. marketplace during the six months ended April 30, 2010, as compared to the same prior year period.
     Sales of pineapples decreased $4.3 million, or 61.9% for six months ended April 30, 2010, when compared to the same period for fiscal 2009. The decrease in sales for pineapples was primarily due to a decrease in volume by 61.2% when compared to the same prior year period. As mentioned above, this decrease is primarily related to our agreement with Maui Pineapple Company (Maui) ending in December 2009, which was primarily related to Maui exiting the pineapple business. We believe, however, that we have secured an additional Hawaiian source of pineapples and are currently pursuing other sources as well.
     We anticipate that California avocado sales will experience a seasonal and cyclical increase during our third fiscal quarter of 2010, as compared to the second quarter of 2010 and third fiscal quarter of 2009.
     We anticipate that net sales related to Mexican sourced avocados and tomatoes will decrease during our third fiscal quarter of 2010, as compared to the second fiscal quarter of 2010 due to seasonality.
CalavoFoods
     Second Quarter 2010 vs. Second Quarter 2009
     CalavoFoods sales for the quarter ended April 30, 2010, when compared to the same period for fiscal 2009, increased $1.2 million, or 11.0%. This increase was primarily related to a 7.1% net increase in total pounds sold. The increase in pounds sold primarily related to an increase in the pounds sold of our high-pressure guacamole products, which increased approximately 13.2%, in addition to an increase in the sale of our frozen guacamole products, which increased approximately 3.1% when compared to the same prior year period. The average net selling price per pound increased 1.0% from the corresponding prior year period. This decrease is primarily related to a change in sales mix, where by certain lower-margin items increased.
     Six Months Ended 2010 vs. Six Months Ended 2009
     CalavoFoods sales for the six months ended April 30, 2010, when compared to the same period for fiscal 2009, increased $1.7 million, or 7.9%. This increase was primarily related to a 4.6% net increase in total pounds sold. The increase in pounds sold primarily related to an increase in the pounds sold of our high-pressure guacamole products, which increased approximately 10.7%, in addition to an increase in the sale of our frozen guacamole products, which increased approximately 0.2% when compared to the same prior year period. The average net selling price per pound increased 1.0% from the corresponding prior year period. This decrease is primarily related to a change in sales mix, where by certain lower-margin items increased.

Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and six month periods ended April 30, 2010 and 2009:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2010	Change	2009	2010	Change	2009
Gross margins:
Fresh products	$9,741	7.9%	$9,024	$14,560	(18.3)%	$17,813
CalavoFoods	3,345	(14.6)%	3,915	7,401	(2.4)%	7,585

Total gross margins	$13,086	1.1%	$12,939	$21,961	(13.5)%	$25,398

Gross profit percentages:
Fresh products	10.0%		11.9%	9.5%		13.1%
CalavoFoods	27.9%		36.3%	32.2%		35.6%
Consolidated	12.0%		14.9%	12.4%		16.1%
     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $0.1 million, or 1.1%, for the second quarter of fiscal 2010, when compared to the same period for fiscal 2009. This increase is mostly attributable to our fresh products segment. Gross margins decreased by approximately $3.4 million, or 13.5%, for the first six months of fiscal 2010 when compared to the same period for fiscal 2009. This decrease was attributable to both our fresh products and our CalavoFoods segments.
     During our second fiscal quarter of 2010, as compared to the same prior year period, the decrease in our fresh products segment gross margin percentage was primarily related to a similar fruit cost year-over-year, but at a lower selling price, for Mexican sourced avocados. We believe this decrease in selling price is primarily related to a significantly higher volume of non-Mexican fruit in the U.S marketplace, which put downward pressure on carton selling prices. As a result of this downward pressure, we were not able to purchase Mexican sourced fruit as effectively (in relation to the selling price) as we were able to in the same prior year period. Additionally, we experienced a decrease in the volume of Mexican sourced avocados sold by 4.2 million pounds or 9.1%, which we believe was primarily related to the aforementioned pricing pressure. In addition, the U.S. Dollar to Mexican Peso exchange rate weakened in the second fiscal quarter of 2010, when compared to the same prior period. All of these combined had the effect of increasing our per pound costs, which, as a result, negatively impacted gross margins. Partially offsetting this decrease in gross margins was an increase in the gross margin percentage for California avocados. This was due to a significant increase in the volume of California avocados sold, which increased 138.2%. This increase was primarily related to the larger California avocado crop, as discussed above. This had the effect of decreasing our per pound costs, which, as a result, positively impacted gross margins.
     During the first six months of 2010, as compared to the same prior year period, the decrease in our fresh products segment gross margin and gross margin percentage was primarily related to a similar fruit cost year-over-year, but at a lower selling price, for Mexican sourced avocados. We believe this decrease in selling price is primarily related to a significantly higher volume of non-Mexican fruit in the U.S marketplace, which put downward pressure on carton selling prices. As a result of this downward pressure, we were not able to purchase Mexican sourced fruit as effectively (in relation to the selling price) as we were able to in the same prior year period. Additionally, we experienced a decrease in the volume of Mexican sourced avocados sold by 7.9 million pounds or 8.9%, which we believe was primarily related to the aforementioned pricing pressure. In addition, the U.S. Dollar to Mexican Peso exchange rate weakened during the first six months of fiscal 2010, when compared to the same prior period. All of these combined had the effect of increasing our per pound costs, which, as a result, negatively impacted gross margins.

     The CalavoFoods gross profit percentage for the first three and six months of fiscal 2010, when compared to the same prior year period, decreased primarily as a result of higher fruit costs. Such was partially offset, however, by an increase in total pounds sold, as well as a shift in the sales mix to more profitable products. We anticipate that the gross profit percentage for our CalavoFoods segment will continue to experience significant fluctuations during the next fiscal quarter primarily due to the uncertainty of the cost of fruit that will be used in the production process.
Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2010	Change	2009	2010	Change	2009
Selling, general and administrative	$5,455	(1.4)%	$5,535	$10,619	(2.0)%	$10,835
Percentage of net sales	5.0%		6.4%	6.0%		6.9%
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses decreased $0.1 million, or 1.4%, for the three months ended April 30, 2010, when compared to the same period for fiscal 2009. This decrease was primarily related to lower corporate costs, including, but not limited to, audit fees (totaling approximately $0.3 million), partially offset by increases in director fees (totaling approximately $0.2 million).
     Selling, general and administrative expenses decreased $0.2 million, or 2.0%, for the six months ended April 30, 2010, when compared to the same period for fiscal 2009. This decrease was primarily related to lower corporate costs, including, but not limited to, audit fees (totaling approximately $0.3 million), bad debt expense (totaling approximately $0.2 million), and management bonuses (totaling approximately $0.1 million), partially offset by increases in director fees (totaling approximately $0.2 million), legal fees (totaling approximately $0.1 million), and employee benefits (totaling approximately $0.1 million).
Provision for Income Taxes

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2010	Change	2009	2010	Change	2009
Provision for income taxes	$3,090	2.4%	$3,017	$4,563	(20.3)%	$5,725
Percentage of income before provision for income taxes	39.3%		40.3%	39.3%		39.3%
     For the second quarter of fiscal 2010, our provision for income taxes was $3.1 million, as compared to $3.0 million recorded for the comparable prior year period.
     For the first six months of fiscal 2010, our provision for income taxes was $4.6 million, as compared to $5.7 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 39% during fiscal 2010.
Liquidity and Capital Resources
     Cash provided by operating activities was $10.7 million for the six months ended April 30, 2010, compared to $13.7 million provided by operations for the similar period in fiscal 2009. Operating cash flows for the six months ended April 30, 2010 reflect our net income of $7.0 million, net non-cash charges (depreciation and amortization, stock compensation expense, interest on deferred consideration, and income from unconsolidated entities) of $1.3 million and a net increase in the noncash components of our operating capital of approximately $2.4 million.
     Our operating capital increase includes a net increase in trade accounts payable and accrued expenses of $21.5 million, an increase in payable to growers of $7.3 million, an increase in income tax payable of $3.8 million and a decrease in prepaid expenses and other current assets of $0.3 million, partially offset by an increase in accounts receivable of $17.1 million, an increase in advances to suppliers of $9.9 million, and an increase in inventory of $3.5 million.
     The increase in accounts payable and accrued expenses is primarily related to an increase in our payables related to tomatoes. The increase in payable to our growers primarily reflects an increase in California fruit delivered in the month of April 2010, as compared to October 2009. The increase in income tax payable relates primarily to income from operations through the six months ended April 30, 2010. The increase in our accounts receivable, as of April 30, 2010, when compared to October 31, 2009, primarily reflects higher sales recorded in the month of April 2010, as compared to October 2009. The increase in advances to suppliers primarily reflects advances made to Agricola Belher related to the receipt of tomatoes. The increase in inventory is primarily related to an increase in the fresh fruit on hand at April 30, 2010. This was primarily driven by more fruit being delivered for California sourced avocados in the month of April 2010 as compare to October 2009, as well as an increase in the volume of Mexican avocados purchased during our second fiscal quarter of 2010.
     Cash used in investing activities was $1.0 million for the six months ended April 30, 2010 and related principally to the purchase of property, plant and equipment items $2.4 million, the acquisition of Salsa Lisa of $0.4 million and partially offset by loan repayments from Belher of $1.8 million.
     Cash used in financing activities was $8.2 million for the six months ended April 30, 2010, which related principally to the payment of our $7.3 million dividend, and repayments on our credit facilities totaling $2.2 million, partially offset by exercises of stock options of $1.3 million.
     Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of April 30, 2010 and October 31, 2009 totaled $2.4 million and $0.9 million. Our working capital at April 30, 2010 was $14.1 million, compared to $12.6 million at October 31, 2009.
     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. expire in February 2012 and July 2011. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $45 million, with a weighted-average interest rate of 2.0% and 2.4% at April 30, 2010 and October 31, 2009. Under these credit facilities, we had $9.7 million and $12.0 million outstanding as April 30, 2010 and October 31, 2009, of which $2.0 million and $6.5 million was classified as a long-term liability as April 30, 2010 and October 31, 2009. These credit facilities contain various financial covenants, the most significant relating to tangible net worth (as defined), and Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at April 30, 2010.
Contractual Obligations
     There have been no material changes to our contractual commitments from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2009. For a summary of the contractual commitments at October 31, 2009, see Part II, Item 7, in our 2009 Annual Report on Form 10-K.
Impact of Recently Issued Accounting Pronouncements
     See Note 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of April 30, 2010.

	Expected maturity date April 30,
(All amounts in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$2,408	$—	$—	$—	$—	$—	$2,408	$2,408
Accounts receivable (1)	39,551	—	—	—	—	—	39,551	39,551
Advances to suppliers (1)	12,239	—	—	—	—	—	12,239	12,239

Liabilities
Payable to growers (1)	$7,676	$—	$—	$—	$—	$—	$7,676	$7,676
Accounts payable (1)	2,682	—	—	—	—	—	2,682	2,682
Current borrowings pursuant to credit facilities (1)	7,740	—	—	—	—	—	7,740	7,740
Long-term borrowings pursuant to credit facilities (2)	—	—	2,000	—	—	—	2,000	2,110
Fixed-rate long-term obligations (3)	1,368	1,370	1,373	1,376	1,380	1,925	8,792	9,563

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Long-term borrowings pursuant to our credit facility bears interest at 3.9%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 1.4%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value by approximately $60,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 4.3% to 5.7% with a weighted-average interest rate of 5.5%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $322,000.
     Except as disclosed in Note 9, we were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.
     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. Based on the significant decrease in the valuation of the Mexican peso to the U.S. dollar over the past two years, however, we are currently considering the use of derivative instruments to hedge the fluctuation in the Mexican peso in our fiscal 2010. Total foreign currency gains for the three months and six months ended April 30, 2010, and 2009, net of losses, was less than $0.1 million.

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
     There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Calavo Growers, Inc. (Registrant)
Date: June 8, 2010	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: June 8, 2010	By	/s/ Arthur J. Bruno
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