Form 10-Q
period 2010-07-31
CALAVO GROWERS INC
filed 2010-09-09
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant’s number of shares of common stock outstanding as of July 31, 2010 was 14,656,833

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

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(in thousands)

	July 31,	October 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,393	$875
Accounts receivable, net of allowances of $1,978 (2010) and $2,353 (2009)	35,114	22,314
Inventories, net	15,881	11,731
Prepaid expenses and other current assets	5,368	6,430
Advances to suppliers	658	2,623
Income taxes receivable	—	2,178
Deferred income taxes	2,728	2,728

Total current assets	61,142	48,879
Property, plant, and equipment, net	40,448	38,621
Investment in Limoneira Company	31,529	24,200
Investment in unconsolidated entities	1,889	1,382
Goodwill	3,679	3,591
Other assets	6,396	6,076

	$145,083	$122,749

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$16,969	$4,343
Trade accounts payable	3,124	2,223
Accrued expenses	15,102	16,123
Income taxes payable	2,546	—
Short-term borrowings	3,920	5,520
Dividend payable	—	7,252
Current portion of long-term obligations	1,369	1,366

Total current liabilities	43,030	36,827
Long-term liabilities:
Long-term obligations, less current portion	7,106	13,908
Deferred income taxes	5,386	2,527

Total long-term liabilities	12,492	16,435
Commitments and contingencies
Noncontrolling interest	630	—
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,657 (2010) and 14,505 (2009) issued and outstanding	14	14
Additional paid-in capital	41,674	39,714
Accumulated other comprehensive income	4,936	466
Retained earnings	42,307	29,293

Total shareholder’s equity	88,931	69,487

	$145,083	$122,749

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2010	2009	2010	2009

Net sales	$114,578	$106,347	$291,117	$263,823
Cost of sales	99,303	96,441	253,881	228,519

Gross margin	15,275	9,906	37,236	35,304
Selling, general and administrative	5,514	5,822	16,133	16,657

Operating income	9,761	4,084	21,103	18,647
Interest expense	(181)	(268)	(644)	(885)
Other income, net	362	246	1,094	867

Income before provision for income taxes	9,942	4,062	21,553	18,629
Provision for income taxes	4,045	1,597	8,608	7,322

Net income	5,897	2,465	12,945	11,307
Add: Net loss attributable to noncontrolling interest	50	—	69	—

Net income attributable to Calavo Growers, Inc.	$5,947	$2,465	$13,014	$11,307

Calavo Growers, Inc.’s net income per share:
Basic	$0.41	$0.17	$0.89	$0.78

Diluted	$0.41	$0.17	$0.89	$0.78

Calavo Growers, Inc.’s shares used in per share computation:
Basic	14,651	14,457	14,576	14,433

Diluted	14,676	14,529	14,601	14,511

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended		Nine months ended
	July 31,		July 31,
	2010	2009	2010	2009

Net income	$5,947	$2,465	$13,014	$11,307

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	2,057	3,111	7,329	(3,975)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(803)	(1,213)	(2,859)	1,544

Other comprehensive income (loss), net of tax	1,254	1,898	4,470	(2,431)

Comprehensive income	7,201	4,363	17,484	8,876

Add: Net loss attributable to noncontrolling interest	50	—	69	—

Comprehensive income — Calavo Growers, Inc.	$7,251	$4,363	$17,553	$8,876

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended July 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$12,945	$11,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,491	2,275
Provision for losses on accounts receivable	—	93
Income from unconsolidated entities	(507)	(379)
Interest on deferred consideration	62	129
Stock compensation expense	36	32
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(12,686)	(9,584)
Inventories, net	(4,056)	(119)
Prepaid expenses and other current assets	512	(316)
Advances to suppliers	1,965	1,449
Income taxes receivable	2,728	444
Other assets	(23)	(113)
Payable to growers	12,626	11,637
Income taxes payable	2,546	—
Trade accounts payable and accrued expenses	2,763	1,827

Net cash provided by operating activities	21,402	18,682
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(3,537)	(3,603)
Acquisition of Hawaiian Sweet and Pride, net of cash acquired	(4,500)	—
Loan to Agricola Belher	—	(1,000)
Collections from Agricola Belher	1,781	507
Acquisition of Calavo Salsa Lisa LLC, net of cash acquired	(351)	—

Net cash used in investing activities	(6,607)	(4,096)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(7,252)	(5,047)
Payments on revolving credit facilities, net	(1,650)	(8,430)
Payments on long-term obligations	(6,749)	(1,347)
Exercise of stock options	1,374	783

Net cash used in financing activities	(14,277)	(14,041)

Net increase in cash and cash equivalents	518	545
Cash and cash equivalents, beginning of period	875	1,509

Cash and cash equivalents, end of period	$1,393	$2,054

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$550	$310

Construction in progress included in trade accounts payable	$32	$10

Minimum earnout adjustment related to the acquisition of Hawaiian Sweet and Pride	$—	$1,010

Unrealized investment holding gains (losses)	$7,329	$(3,975)

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

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of the business
Business
     Calavo Growers, Inc. (Calavo, the Company, we, us or our) procures and markets avocados, as well as prepares and distributes processed avocado products. Additionally, we also distribute other fresh produce items, such as tomatoes, pineapples, and Hawaiian grown papayas. Our expertise allows us to deliver a wide array of fresh and prepared food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our operating facilities in southern California, Texas, New Jersey, Arizona, and Mexico, we sort, pack, and/or ripen avocados and/or tomatoes for distribution both domestically and internationally. We also have an operating facility in Minnesota that produces Salsa. We report our operations in two different business segments. See Note 2 for further information regarding our business segments. See Note 9 for discussion regarding our acquisition of Calavo Salsa Lisa, LLC.
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
Recently Adopted Accounting Pronouncements
     In April 2009, as amended in February 2010, we adopted accounting guidance for subsequent events, which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In particular, this accounting guidance sets forth:
•	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

•	The disclosures that should be made about events or transactions that occurred after the balance sheet date.
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
     Effective the first quarter of fiscal 2010, we adopted revised accounting guidance for the determination of the useful life of intangible assets. This accounting guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Our adoption of this guidance did not have a material impact on its financial position, results of operations or liquidity.
     Effective the first quarter of fiscal 2010, we adopted revised accounting guidance for measuring liabilities at fair value. This accounting guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of the accounting guidance for fair value measurements and disclosures. This guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. Our adoption of this accounting guidance did not have a material impact on our financial position, results of operations or liquidity.
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

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
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

	Nine months ended July 31, 2010			Nine months ended July 31, 2009
	Fresh	Calavo-		Fresh	Calavo-
	products	Foods	Total	products	Foods	Total
Third-party sales:
Avocados	$199,717	$—	$199,717	$197,589	$—	$197,589
Tomatoes	41,226	—	41,226	13,851	—	13,851
Papayas	8,406	—	8,406	10,160	—	10,160
Pineapples	3,483	—	3,483	5,560	—	5,560
Other Fresh products	2,279	—	2,279	4,208	—	4,208
CalavoFoods — food service	—	29,180	29,180	—	27,084	27,084
CalavoFoods — retail and club	—	13,838	13,838	—	11,836	11,836

Total gross sales	255,111	43,018	298,129	231,368	38,920	270,288
Less sales incentives	(846)	(6,166)	(7,012)	(442)	(6,023)	(6,465)

Net sales	$254,265	$36,852	$291,117	$230,926	$32,897	$263,823

	Three months ended July 31, 2010			Three months ended July 31, 2009
	Fresh	Calavo-		Fresh	Calavo-
	products	Foods	Total	products	Foods	Total
Third-party sales:
Avocados	$88,464	$—	$88,464	$87,220	$—	$87,220
Tomatoes	7,359	—	7,359	1,268	—	1,268
Papayas	3,388	—	3,388	3,209	—	3,209
Pineapples	828	—	828	1,909	—	1,909
Other Fresh products	936	—	936	1,248	—	1,248
CalavoFoods — food service	—	10,883	10,883	—	9,686	9,686
CalavoFoods — retail and club	—	5,181	5,181	—	4,111	4,111

Total gross sales	100,975	16,064	117,039	94,854	13,797	108,651
Less sales incentives	(294)	(2,167)	(2,461)	(127)	(2,177)	(2,304)

Net sales	$100,681	$13,897	$114,578	$94,727	$11,620	$106,347

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

	Fresh	Calavo-
	products	Foods	Total
	(All amounts are presented in thousands)
Nine months ended July 31, 2010
Net sales	$254,265	$36,852	$291,117
Cost of sales	226,960	26,921	253,881

Gross margin	$27,305	$9,931	$37,236

Nine months ended July 31, 2009
Net sales	$230,926	$32,897	$263,823
Cost of sales	206,705	21,814	228,519

Gross margin	$24,221	$11,083	$35,304

     For nine months ended July 31, 2010 and 2009, inter-company sales and cost of sales for fresh products totaling$9.6 million and $11.1 million were eliminated. For nine months ended July 31, 2010 and 2009, inter-company sales and cost of sales for CalavoFoods totaling $6.9 million and $5.7 million were eliminated.

	Fresh	Calavo-
	products	Foods	Total
	(All amounts are presented in thousands)
Three months ended July 31, 2010
Net sales	$100,681	$13,897	$114,578
Cost of sales	87,936	11,367	99,303

Gross margin	$12,745	$2,530	$15,275

Three months ended July 31, 2009
Net sales	$94,727	$11,620	$106,347
Cost of sales	88,319	8,122	96,441

Gross margin	$6,408	$3,498	$9,906

     For three months ended July 31, 2010 and 2009, inter-company sales and cost of sales for fresh products totaling $2.1 million and $2.9 million were eliminated. For three months ended July 31, 2010 and 2009, inter-company sales and cost of sales for CalavoFoods totaling $2.5 million and $1.9 million were eliminated.
3. Inventories
     Inventories consist of the following (in thousands):

	July 31,	October 31,
	2010	2009
Fresh fruit	$9,481	$4,495
Packing supplies and ingredients	3,019	2,652
Finished products — CalavoFoods	3,381	4,584

	$15,881	$11,731

     During the three and nine month periods ended July 31, 2010 and 2009, we did not record any provisions to reduce our inventories to the lower of cost or market.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
4. Related party transactions
     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended July 31, 2010 and 2009, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $11.5 million and $5.1 million. During the nine months ended July 31, 2010 and 2009, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $16.1 million and $6.4 million. Amounts payable to these board members was $4.9 million as of July 31, 2010. We did not have an accounts payable balance to these board members as of October 31, 2009.
     During the three months ended July 31, 2010, we received $0.1 million as dividend income Limoneira Company. During the nine months ended July 31, 2010 and July 31, 2009, we received $0.2 million and $0.1 million as dividend income from Limoneira Company.
5. Other assets
     Other assets consist of the following (in thousands):

	July 31,	October 31,
	2010	2009

Grower advances	$1,901	$2,123
Intangibles, net	2,954	1,205
Loan to Agricola Belher	1,225	2,450
Other	316	298

	$6,396	$6,076

     At July 31, 2010, other assets in the accompanying consolidated condensed financial statements included the following intangible assets: customer-related, trade name and non-competition agreements of $2.2 million (accumulated amortization of $0.9 million), brand name intangibles of $0.3 million, trade secrets of $1.4 million and a customer list of $0.2 million. The customer-related, trade name and non-competition agreements are being amortized over periods up to 10 years, the trade secrets are being amortized over 13 years and the customer list is being amortized over 7 years. The intangible asset related to the brand name currently has an indefinite life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $82,000 for the remainder of fiscal 2010, with $318,000 of amortization expense for fiscal years 2011 and $305,000 of amortization expense for fiscal years 2012 through 2014. The remainder of approximately $1,364,000 will be amortized over fiscal years 2015 through 2023.
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
     A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2009	284	$10.23
Exercised	(152)	$9.11
Outstanding at July 31, 2010	132	$11.49	$1,320

Exercisable at July 31, 2010	85	$10.60	$928

     At July 31, 2010, outstanding stock options had a weighted-average remaining contractual term of 3.4 years. At July 31, 2009, exercisable stock options had a weighted-average remaining contractual term of 2.6 years. The total recognized stock-based compensation expense was insignificant for the three months and nine months ended July 31, 2010.
7. Other events
Dividend payment
     On December 11, 2009 we paid a $0.50 per share dividend in the aggregate amount of $7.3 million to shareholders of record on December 1, 2009.
Earn-Out Payment
     In May 2008, we purchased all of the outstanding shares of Hawaiian Sweet (HS) and all ownership interests of Hawaiian Pride (HP) from the Chairman of our Board of Directors, Chief Executive Officer and President. HS and HP engage in tropical-product packing and processing operations in Hawaii. The Acquisition Agreement provides, among other things, that as a result of the Acquisition Agreement, Calavo shall make an initial purchase price payment in the aggregate amount of $3,500,000 for both entities. Calavo made the initial payment on May 20, 2008. Calavo made two additional annual payments, ranging from $2,500,000 to $4,500,000, based on certain operating results (the “Earn-Out Payment(s)”), as defined. On September 23, 2009, we remitted the first annual Earn-Out payment, totaling approximately $2.4 million. On July 9, 2010, we remitted the final annual Earn-Out payment, totaling approximately $4.5 million.
Contingencies
     Hacienda Suits — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000. We have received an assessment totaling approximately $2.0 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000, which we declined. In the second quarter of 2009, we won our appeal case. The Hacienda subsequently appealed that decision and the case was sent back to the tax court due to administrative error by such jurisdiction. During the second quarter of 2010, we once again won our appeal and, once again, the Hacienda appealed the decision and the case has been sent back to the tax court. We do not believe that the resolution of this examination will have a significant impact on our results of operations.
     We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2004. We have received an assessment totaling approximately $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary, which primarily is related to three issues, one of which represents the majority of the total assessment (the primary assessment). In the fourth quarter of 2010, we received a favorable ruling from the tax court related to the primary assessment, but received an unfavorable ruling related to the remaining issues. We appealed the unfavorable rulings. We do not believe that the resolution of this examination will have a significant impact on our results of operations.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
     In the second quarter of 2009, the Hacienda initiated an examination related to tax year ended December 31, 2007 as well. We are not aware of any assessments related to this examination, nor do we expect this examination to have a significant impact on our results of operations.
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
     The following table sets forth our financial assets (there are no liabilities requiring disclosure) as of July 31, 2010 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$31,529	—	—	$31,529

Total assets at fair value	$31,529	$—	$—	$31,529

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at July 31, 2010 and October 31, 2009 equaled $18.24 per share and $14.00 per share (adjusted for a 10 to 1 stock split). Unrealized gain and losses are recognized through other comprehensive income. Unrealized investment holding gains arising during the quarter ended July 31, 2010 was $2.1 million. Unrealized investment holding gain arising during the nine months ended July 31, 2010 was $7.3 million.

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Liabilities at Fair Value:
Salsa Lisa contingent consideration(2)	—	—	$1,468	$1,468

Total assets at fair value	$—	$—	$1,468	$1,468

(2)	See Note 9 for further discussion.
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

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
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

     Of the $1,950,000 of intangible assets, $240,000 was assigned to customer relationships with a life of 7 years, $360,000 to trademarks and trade names with a life of 10 years and $1,350,000 to trade secrets with a life of 13 years. We determined the fair value of the non-controlling interest in Calavo Salsa Lisa taking into consideration discounts for lack of control and lack of marketability. The fair value of the $5.0 million purchase option was determined using a Black-Scholes option pricing model. Significant inputs include the risk free rate, volatility factor, time to expiration, underlying stock price, and exercise price. As discussed above, we will be required to pay up to an additional $3.0 million if Calavo Salsa Lisa achieves specified revenue targets during the first seven years, post transaction. The fair value of this contingent consideration was determined based on a probability weighted method, which incorporates management’s forecasted revenue, the likelihood of the $5.0 million purchase option being exercised, and the likelihood of the revenue targets being achieved.
The following table reconciles shareholders’ equity attributable to noncontrolling interest (in thousands):

	Three months	Nine months
	ended	ended
	July 31, 2010	July 31, 2010
Noncontrolling interest, beginning	$680	$—
Net loss attributable to noncontrolling interest	(50)	(69)
Capital contributions	—	699

Noncontrolling interest, ending	$630	$630

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
Earn-Out Payment
     In May 2008, we purchased all of the outstanding shares of Hawaiian Sweet (HS) and all ownership interests of Hawaiian Pride (HP) from the Chairman of our Board of Directors, Chief Executive Officer and President. HS and HP engage in tropical-product packing and processing operations in Hawaii. The Acquisition Agreement provides, among other things, that as a result of the Acquisition Agreement, Calavo shall make an initial purchase price payment in the aggregate amount of $3,500,000 for both entities. Calavo made the initial payment on May 20, 2008. Calavo made two additional annual payments, ranging from $2,500,000 to $4,500,000, based on certain operating results (the “Earn-Out Payment(s)”), as defined. On September 23, 2009, we remitted the first annual Earn-Out payment, totaling approximately $2.4 million. On July 9, 2010, we remitted the final annual Earn-Out payment, totaling approximately $4.5 million.
Contingencies
     Hacienda Suits — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2000. We have received an assessment totaling approximately $2.0 million from Hacienda related to the amount of income at our Mexican subsidiary. Subsequent to that initial assessment, the Hacienda offered a settlement of approximately $400,000, which we declined. In the second quarter of 2009, we won our appeal case. The Hacienda subsequently appealed that decision and the case was sent back to the tax court due to administrative error by such jurisdiction. During the second quarter of 2010, we once again won our appeal and, once again, the Hacienda appealed the decision and the case has been sent back to the tax court. We do not believe that the resolution of this examination will have a significant impact on our results of operations.
     We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2004. We have received an assessment totaling approximately $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary, which primarily is related to three issues, one of which represents the majority of the total assessment (the primary assessment). In the fourth quarter of 2010, we received a favorable ruling from the tax court related to the primary assessment, but received an unfavorable ruling related to the remaining issues. We appealed the unfavorable rulings. We do not believe that the resolution of this examination will have a significant impact on our results of operations.
     In the second quarter of 2009, the Hacienda initiated an examination related to tax year ended December 31, 2007 as well. We are not aware of any assessments related to this examination, nor do we expect this examination to have a significant impact on our results of operations.
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
Net Sales
     The following table summarizes our net sales by business segment for each of the three and nine month periods ended July 31, 2010 and 2009:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2010	Change	2009	2010	Change	2009

Net sales to third-parties:
Fresh products	$100,681	6.3%	$94,727	$254,265	10.1%	$230,926
CalavoFoods	13,897	19.6%	11,620	36,852	12.0%	32,897

Total net sales	$114,578	7.7%	$106,347	$291,117	10.3%	$263,823

As a percentage of net sales:
Fresh products	87.9%		89.1%	87.3%		87.5%
CalavoFoods	12.1%		10.9%	12.7%		12.5%

	100.0%		100.0%	100.0%		100.0%

     Net sales for the third quarter of fiscal 2010, compared to fiscal 2009, increased by $8.2 million, or 7.7%, whereas net sales for the nine months ended July 31, 2010, compared to fiscal 2009, increased by $27.3 million, or 10.3%. The increase in fresh product sales during the three and nine-month periods of fiscal 2010 was primarily related to increased sales of California sourced avocados, as well as tomatoes. These increases were partially offset, however, by decreased sales from Mexican sourced avocados, as well as pineapples. While the procurement of fresh avocados related to our fresh products segment is seasonal, our CalavoFoods segment is generally not subject to a seasonal effect. For the related three and nine-month periods, our CalavoFoods segment sales increased when compared to the corresponding prior year period. This was primarily due to an increase in total pounds of product sold and an increase in the per-unit, net sales price.
     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products
     Third Quarter 2010 vs. Third Quarter 2009
     Net sales delivered by the fresh products business increased by approximately $6.0 million, or 6.3%, for the third quarter of fiscal 2010, when compared to the same period for fiscal 2009. As discussed above, this increase in fresh product sales during the third quarter of fiscal 2010 was primarily related to an increase in sales of California sourced avocados (due primarily to a significant increase in cartons sold) as well as tomatoes (due primarily to an increase in units sold and an increase in sales price per unit). These increases were partially offset, however, by decreased sales from Mexican sourced avocados (due primarily to a decrease in cartons sold and a decrease in sales price per unit), as well as pineapples (due primarily to a decrease in units sold).
     Sales of California sourced avocados increased $21.5 million, or 48.0%, for the third quarter of 2010, when compared to the same prior year period. The volume of California fruit sold increased to 71.9 million pounds from 30.7 million pounds in the same prior year period. The increase in California sourced avocados was primarily related to the larger California avocado crop for fiscal 2010. Partially offsetting this increase in pounds sold, is the decrease in the per carton sales prices of 36.7%. We attribute much of this decrease in the per carton sales price to the size of the California Avocado crop, which resulted in a significant increase in the supply of California avocados in the U.S. marketplace during the third quarter of fiscal 2010, as compared to the same prior year period.
     Sales of tomatoes increased $6.1 million, or 467.3%, for the third quarter of fiscal 2010, when compared to the same period for fiscal 2009. The increase in sales for tomatoes is due to a 225.6% increase in the number of units sold, in addition to an increase in the average per carton selling price of 74.2%. We attribute most of the increase in units sold to growers supplying us with significantly more volume, due primarily to market conditions. We attribute most of the increase in the per carton selling price to the lower volume of tomatoes in the U.S. marketplace during the third quarter of our fiscal 2010, as compared to the same prior period.
     Partially offsetting such increases was a decrease in sales of Mexican sourced avocados of $18.5 million, or 45.8%, for the third quarter of 2010, when compared to the same prior year period. The decrease in Mexican sourced avocados was primarily related to the decrease in the volume of Mexican fruit sold by 10.2 million pounds, or 35.3%, when compared to the same prior year period. In addition, Mexican sourced avocados had a decrease in the average selling price per carton of approximately 16.2%, when compared to the same prior year period. We attribute most of this decrease in volume and price to the increase in volume of California sourced avocados in the U.S. marketplace during the third quarter of 2010, as compared to the same prior year period.
     Sales of pineapples decreased $2.4 million, or 74.2% for the third quarter of fiscal 2010, when compared to the same period for fiscal 2009. The decrease in sales for pineapples was primarily due to a decrease in volume by 77.4% when compared to the same prior year period. This decrease is primarily related to our agreement with Maui Pineapple Company (Maui) ending in December 2009, which was primarily related to Maui exiting the pineapple business, as well as a significant decrease in pineapple production in Hawaii. We believe, however, that we have secured an additional Hawaiian source of pineapples and are currently pursuing other sources as well.
     Nine Months Ended 2010 vs. Nine Months Ended 2009
     Net sales delivered by the fresh products business increased by approximately $23.3 million, or 10.1%, for the nine months ended July 31, 2010, when compared to the same period for fiscal 2009. As discussed above, this increase in fresh product sales during the nine months ended July 31, 2010, was primarily related to an increase in sales of California sourced avocados (due primarily to an increase in units sold) as well as tomatoes (due primarily to an increase in sales price per unit and an increase in units sold). These increases were partially offset, however, by decreased sales from Mexican sourced avocados (due primarily to a decrease in units sold and a decrease in sales price per unit), as well as pineapples (due primarily to a decrease in units sold—see comment above).

     Sales of California sourced avocados increased $32.9 million, or 55.3%, for the nine months ended July 31, 2010, when compared to the same prior year period. The volume of California fruit sold increased to 100.6 million pounds from 43.8 million pounds in the same prior year period. The increase in California sourced avocados was primarily related to the larger California avocado crop for fiscal 2010. Partially offsetting this increase in pounds sold, is the decrease in the per carton sales prices of 32.5%. We attribute much of this decrease in the per carton sales price to the size of the California Avocado crop, which resulted in a significant increase in the supply of California avocados in the U.S. marketplace during the first nine months of fiscal 2010, as compared to the same prior year period.
     Sales of tomatoes increased $27.4 million, or 197.6%, for the nine months ended July 31, 2010, when compared to the same period for fiscal 2009. The increase in sales for tomatoes is primarily due to a significant increase in the average per carton selling price of 131.3%, in addition to the increase in units sold of 28.2%. We attribute most of the increase in the per carton selling price to the lower volume of tomatoes in the U.S. marketplace (due to weather conditions in Florida) during the nine months ended July 31, 2010, as compared to the same prior period. We attribute most of the increase in units sold to growers supplying us with significantly more volume, due primarily to market conditions.
     Partially offsetting such increases was a decrease in sales of Mexican sourced avocados of $33.1 million, or 24.7%, for the nine months ended July 31, 2010, when compared to the same prior year period. The decrease in Mexican sourced avocados was primarily related to the decrease in the volume of Mexican fruit sold by 19.1 million pounds, or 16.1%, when compared to the same prior year period. In addition, Mexican sourced avocados had a decrease in the average selling price per carton of approximately 10.3%, when compared to the same prior year period. As mentioned above, we attribute most of this decrease in volume and price to the increase in volume of California sourced avocados in the U.S. marketplace during the nine months ended July 31, 2010, as compared to the same prior year period.
     Sales of pineapples decreased $6.7 million, or 65.7% for nine months ended July 31, 2010, when compared to the same period for fiscal 2009. The decrease in sales for pineapples was primarily due to a decrease in volume by 62.3% when compared to the same prior year period. As mentioned above, this decrease is primarily related to our agreement with Maui Pineapple Company (Maui) ending in December 2009, which was primarily related to Maui exiting the pineapple business, as well as a significant decrease in pineapple production in Hawaii. We believe, however, that we have secured an additional Hawaiian source of pineapples and are currently pursuing other sources as well.
     We anticipate that California avocado sales will experience a marginal seasonal and cyclical decrease during our fourth fiscal quarter of 2010, as compared to the third quarter of 2010.
     We anticipate that net sales related to tomatoes will decrease during our fourth fiscal quarter of 2010, as compared to the third fiscal quarter of 2010 due to seasonality.
     We anticipate that net sales related to Mexican sourced avocados will increase during our fourth fiscal quarter of 2010, as compared to the third fiscal quarter of 2010 due to seasonality.

CalavoFoods
     Third Quarter 2010 vs. Third Quarter 2009
     CalavoFoods sales for the quarter ended July 31, 2010, when compared to the same period for fiscal 2009, increased $2.3 million, or 19.6%. This increase was primarily related to an 11.3% net increase in total pounds sold. The increase in pounds sold primarily related to an increase in the pounds sold of our high-pressure guacamole products, which increased approximately 18.9%, in addition to an increase in the sale of our frozen guacamole products, which increased approximately 5.3% when compared to the same prior year period. The average net selling price per pound increased 7.2% from the corresponding prior year period. This increase is primarily related to a change in sales mix, where by the volume sold of certain lower-margin items decreased.
     In addition, the recently acquired Calavo Salsa Lisa LLC contributed approximately $0.3 million in sales for the third quarter ended July 31, 2010.
     Nine Months Ended 2010 vs. Nine Months Ended 2009
     CalavoFoods sales for the nine months ended July 31, 2010, when compared to the same period for fiscal 2009, increased $4.0 million, or 12.0%. This increase was primarily related to a 7.0% net increase in total pounds sold. The increase in pounds sold primarily related to an increase in the pounds sold of our high-pressure guacamole products, which increased approximately 13.6%, in addition to an increase in the sale of our frozen guacamole products, which increased approximately 1.9% when compared to the same prior year period. The average net selling price per pound increased 1.9% from the corresponding prior year period. This increase is primarily related to a change in sales mix, where by the volume sold of certain lower-margin items decreased.
     In addition, the recently acquired Calavo Salsa Lisa LLC contributed approximately $0.5 million in sales for the nine months ended July 31, 2010.
Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and nine month periods ended July 31, 2010 and 2009:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2010	Change	2009	2010	Change	2009

Gross margins:
Fresh products	$12,745	98.9%	$6,408	$27,305	12.7%	$24,221
CalavoFoods	2,530	(27.7)%	3,498	9,931	(10.4)%	11,083

Total gross margins	$15,275	54.2%	$9,906	$37,236	5.5%	$35,304

Gross profit percentages:
Fresh products	12.7%		6.8%	10.7%		10.5%
CalavoFoods	18.2%		30.1%	26.9%		33.7%
Consolidated	13.3%		9.3%	12.8%		13.4%
     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $5.4 million, or 54.2%, for the third quarter of fiscal 2010, when compared to the same period for fiscal 2009. This increase is mostly attributable to our fresh products segment. Gross margins increased by approximately $1.9 million, or 5.5%, for the first nine months of fiscal 2010 when compared to the same period for fiscal 2009. This increase was attributable primarily to an increase in our fresh products segment, partially offset by a decrease in our CalavoFoods segment.

     During our third fiscal quarter of 2010, as compared to the same prior year period, the increase in our fresh products segment gross margin percentage was primarily related to an increase in the gross margin percentage for California avocados. This was due to a significant increase in the volume of California avocados sold, which increased 133.8%. This increase was primarily related to the larger California avocado crop, as discussed above. This had the effect of decreasing our per pound costs, which, as a result, positively impacted gross margins. Partially offsetting this increase, was a decrease in margin for Mexican sourced avocados, due primarily to a decrease in the volume of Mexican sourced avocados sold by 10.2 million pounds or 35.3%, which we believe was primarily related to the increase in the availability of California sourced fruit. In addition, the U.S. Dollar to Mexican Peso exchange rate weakened in the third fiscal quarter of 2010, when compared to the same prior period. All of these combined had the effect of increasing our per pound costs related to Mexican sourced avocados, which, as a result, negatively impacted gross margins.
     During the first nine months of 2010, as compared to the same prior year period, the increase in our fresh products segment gross margin and gross margin percentage was primarily related to an increase in the gross margin percentage for California avocados. This was due to a significant increase in the volume of California avocados sold, which increased 129.9%. This increase was primarily related to the larger California avocado crop, as discussed above. This had the effect of decreasing our per pound costs, which, as a result, positively impacted gross margins. Partially offsetting this increase in gross margin, was a decrease in margins for Mexican sourced avocados due to a to a similar fruit cost year-over-year, but at a lower selling price, for Mexican sourced avocados. We believe this decrease in selling price is primarily related to a significantly higher volume of non-Mexican fruit in the U.S marketplace, which put downward pressure on carton selling prices. As a result of this downward pressure, we were not able to purchase Mexican sourced fruit as effectively (in relation to the selling price) as we were able to in the same prior year period. Additionally, we experienced a decrease in the volume of Mexican sourced avocados sold by 19.1 million pounds or 16.1%, which we believe was primarily related to the aforementioned pricing pressure. In addition, the U.S. Dollar to Mexican Peso exchange rate weakened during the first nine months of fiscal 2010, when compared to the same prior period. All of these combined had the effect of increasing our per pound costs, which, as a result, negatively impacted gross margins.
     The CalavoFoods gross profit percentage for the first three and nine months of fiscal 2010, when compared to the same prior year period, decreased primarily as a result of higher fruit costs. Such was partially offset, however, by an increase in total pounds sold, as well as a shift in the sales mix to more profitable products. We anticipate that the gross profit percentage for our CalavoFoods segment will continue to experience significant fluctuations during the next fiscal quarter primarily due to the uncertainty of the cost of fruit that will be used in the production process.
Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2010	Change	2009	2010	Change	2009

Selling, general and administrative	$5,514	(5.3)%	$5,822	$16,133	(3.1)%	$16,657
Percentage of net sales	4.8%		5.5%	5.5%		6.3%
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses decreased $0.3 million, or 5.3%, for the three months ended July 31, 2010, when compared to the same period for fiscal 2009. This decrease was primarily related to lower corporate costs, including, but not limited to, salaries (totaling approximately $0.4 million) and professional fees (totaling approximately $0.2 million), partially offset by increases in management bonuses (totaling approximately $0.3 million).
     Selling, general and administrative expenses decreased $0.5 million, or 3.1%, for the nine months ended July 31, 2010, when compared to the same period for fiscal 2009. This decrease was primarily related to lower corporate costs, including, but not limited to, professional fees (totaling approximately $0.4 million), salaries (totaling approximately $0.3 million), and bad debt expense (totaling approximately $0.2 million), partially offset by increases in director fees (totaling approximately $0.2 million), management bonuses (totaling approximately $0.1 million), and employee benefits (totaling approximately $0.1 million).
Provision for Income Taxes

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2010	Change	2009	2010	Change	2009

Provision for income taxes	$4,045	153.3%	$1,597	$8,608	17.6%	$7,322
Percentage of income before provision for income taxes	40.7%		39.3%	39.9%		39.3%
     For the third quarter of fiscal 2010, our provision for income taxes was $4.0 million, as compared to $1.6 million recorded for the comparable prior year period.
     For the first nine months of fiscal 2010, our provision for income taxes was $8.6 million, as compared to $7.3 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 39%-40% during fiscal 2010.
Liquidity and Capital Resources
     Cash provided by operating activities was $21.4 million for the nine months ended July 31, 2010, compared to $18.7 million provided by operations for the similar period in fiscal 2009. Operating cash flows for the nine months ended July 31, 2010 reflect our net income of $12.9 million, net non-cash charges (depreciation and amortization, stock compensation expense, interest on deferred consideration, and income from unconsolidated entities) of $2.1 million and a net increase in the noncash components of our operating capital of approximately $6.4 million.
     Our operating capital increase includes, an increase in payable to growers of $12.6 million, an increase in income tax payable of $5.3 million, net increase in trade accounts payable and accrued expenses of $2.7 million, a decrease in advances to suppliers of $2.0 million and a decrease in prepaid expenses and other current assets of $0.5 million, partially offset by an increase in accounts receivable of $12.7 million, and an increase in inventory of $4.0 million.
     The increase in payable to our growers primarily reflects an increase in California fruit delivered in the month of July 2010, as compared to October 2009. The increase in income tax payable relates primarily to income from operations through the nine months ended July 31, 2010. The increase in our accounts receivable, as of July 31, 2010, when compared to October 31, 2009, primarily reflects higher sales recorded in the month of July 2010, as compared to October 2009. The decrease in advances to suppliers primarily reflects a decrease in advances made to Agricola Belher related to the receipt of tomatoes (due to the tomato season ending). The increase in inventory is primarily related to an increase in the fresh fruit on hand at July 31, 2010. This was primarily driven by more fruit being delivered for California sourced avocados in the month of July 2010 as compare to October 2009.
     Cash used in investing activities was $6.6 million for the nine months ended July 31, 2010 and related principally to the final contingent consideration payment of $4.5 million related to the acquisition of Hawaiian Sweet and Pride, the purchase of property, plant and equipment items of $3.5 million, the acquisition of Salsa Lisa of $0.4 million and partially offset by loan repayments from Belher of $1.8 million.
     Cash used in financing activities was $14.3 million for the nine months ended July 31, 2010, which related principally to the payment of our $7.3 million dividend, repayments on long-term debt of $6.7 million and repayments on our credit facilities totaling $1.7 million, partially offset by exercises of stock options of $1.4 million.
     Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of July 31, 2010 and

October 31, 2009 totaled $1.4 million and $0.9 million. Our working capital at July 31, 2010 was $18.1 million, compared to $12.1 million at October 31, 2009.
     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. expire in February 2012 and July 2011. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $45 million, with a weighted-average interest rate of 2.2% and 2.4% at July 31, 2010 and October 31, 2009. Under these credit facilities, we had $4.9 million and $12.0 million outstanding as July 31, 2010 and October 31, 2009, of which $1.3 million and $6.5 million was classified as a long-term liability as July 31, 2010 and October 31, 2009. These credit facilities contain various financial covenants, the most significant relating to tangible net worth (as defined), and Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at July 31, 2010.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2010.

	Expected maturity date July 31,
(All amounts in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$1,393	$—	$—	$—	$—	$—	$1,393	$1,393
Accounts receivable (1)	35,114	—	—	—	—	—	35,114	35,114
Advances to suppliers (1)	658	—	—	—	—	—	658	658

Liabilities
Payable to growers (1)	$16,969	$—	$—	$—	$—	$—	$16,969	$16,969
Accounts payable (1)	3,124	—	—	—	—	—	3,124	3,124
Current borrowings pursuant to credit facilities (1)	3,920	—	—	—	—	—	3,920	3,920
Long-term borrowings pursuant to credit facilities (2)	—	—	1,000	—	—	—	1,000	1,036
Fixed-rate long-term obligations (3)	69	1,370	1,373	1,376	1,380	1,907	7,475	8,350

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Long-term borrowings pursuant to our credit facility bears interest at 6.4%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 4.0%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value by approximately $31,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 4.3% to 5.7% with a weighted-average interest rate of 5.5%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $308,000.
     Except as disclosed in Note 9, we were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.
     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. Based on the significant decrease in the valuation of the Mexican peso to the U.S. dollar over the past two years, however, we are currently considering the use of derivative instruments to hedge the fluctuation in the Mexican peso in our fiscal 2010. Total foreign currency gains for the three months and nine months ended July 31, 2010, and 2009, net of losses, was less than $0.1 million.
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
     There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Calavo Growers, Inc. (Registrant)
Date: September 9, 2010	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: September 9, 2010	By	/s/ Arthur J. Bruno
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