Form 10-K
period 2010-10-31
CALAVO GROWERS INC
filed 2011-01-14
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010
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
(Do not check if a smaller reporting company)
     Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $207.0 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of November 30, 2010 was 14,711,833.
Documents Incorporated by Reference
     Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders, which we intend to hold on April 27, 2011 are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2010.

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

PART I
Item 1. Business
General development of the business
     Calavo Growers, Inc. (Calavo, the Company, we, us or our) procures and markets avocados and other perishable commodities and prepares and distributes processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our operating facilities in Arizona, California, Hawaii, New Jersey, Texas, and Mexico, we sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas for distribution both domestically and internationally. We also have an operating facility in Minnesota that produces salsa. We report our operations in two different business segments: (1) Fresh products and (2) CalavoFoods. See Note 11 in our consolidated financial statements for further information about our business segments. Our principal executive offices are located at 1141-A Cummings Road, Santa Paula, California 93060; telephone (805) 525-1245.
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
     We also entered into an infrastructure agreement in June 2007 with Belher in order to significantly increase production yields and fruit quality. Pursuant to this agreement, we are to advance up to $5.0 million to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned by Belher, as well as packing line equipment. Advances incur interest at 6.5% and 6.8% at October 31, 2010 and 2009. We advanced $2.4 million and $4.2 million as of October 31, 2010 and 2009 ($1.2 million and $1.8 million included in prepaid expenses and other current assets and $1.2 million and $2.4 million included in other long-term assets). Belher is to annually repay these advances in no less than 20% increments through July 2012. Interest is to be paid monthly or annually, as defined. Belher may prepay, without penalty, all or any portion of the advances at any time. In order to secure their obligations pursuant to both agreements discussed above, Belher granted us a first-priority security interest in certain assets, including cash, inventory and fixed assets, as defined.
     In May 2008, we purchased all of the outstanding shares of Hawaiian Sweet, Inc. (“HS”) and all ownership interests of Hawaiian Pride, LLC (“HP”) from the Chairman of our Board of Directors, Chief Executive Officer and President. HS and HP engage in tropical-product packing and processing operations in Hawaii. Pursuant to the acquisition agreement, we made an initial purchase price payment in the aggregate amount of $3,500,000 for both entities on May 20, 2008. We then made two additional annual payments, based on certain operating results (the “Earn-Out Payment(s)”), as defined. The first Earn-Out payment, which was made on September 23, 2009, totaled approximately $2.4 million. The second, and final, Earn-Out payment, which was made on July 9, 2010, totaled approximately $4.5 million.
     In June 2009, we (through a newly created wholly owned subsidiary: Calavo Inversiones (Chile) Limitada) entered into a joint venture agreement with Exportadora M5, S.A. (M5) for the purpose of selling and distributing Chilean sourced avocados, as well as other perishable commodities. Such joint venture operates under the name of Calavo de Chile and commenced operations in July 2009. M5 and Calavo each have an equal one-half ownership interest in Calavo de Chile, but M5 has overall management responsibility for the operations of Calavo De Chile.

     On February 8, 2010, Calavo Growers, Inc. (“Calavo”), Calavo Salsa Lisa, LLC (“Calavo Salsa Lisa”), Lisa’s Salsa Company (“LSC”) and Elizabeth Nicholson and Eric Nicholson, entered into an Asset Purchase and Contribution Agreement, dated February 8, 2010 (the “Acquisition Agreement”), which sets forth the terms and conditions pursuant to which Calavo acquired a 65 percent ownership interest in newly created Calavo Salsa Lisa which acquired substantially all of the assets of LSC. Elizabeth Nicholson and Eric Nicholson, through LSC, hold the remaining 35 percent ownership of Calavo Salsa Lisa. LSC is a regional producer in the upper Midwest of Salsa Lisa refrigerated salsas. We believe that this new line of salsas will further diversify our product offerings and will be a natural complement to our ultra-high-pressure guacamole, as well as our recently introduced Calavo tortilla chips. See Note 16 in our consolidated financial statements for further information.
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
     We sell avocados to a diverse group of supermarket chains, wholesalers, food service and other distributors, under the Calavo family of brand labels, as well as private labels. From time to time, some of our larger customers seek short-term sales contracts that formalize their pricing and volume requirements. Generally, these contracts contain provisions that establish a price floor and/or ceiling during the contract duration. In our judgment, the shift by our customers to drafting sales contracts benefits large handlers like us, which have the ability to fulfill the terms of these contracts. During fiscal year 2010, our 5 and 25 largest fresh customers represented approximately 24% and 48% of our total consolidated revenues. During fiscal year 2009, our 5 and 25 largest fresh customers represented approximately 20% and 46% of our total consolidated revenues. During fiscal year 2010, one fresh customer represented approximately 11% of our total consolidated revenues. During fiscal years 2009 and 2008 none of our fresh customers represented more than 10% of total consolidated revenues.
     The Hass variety is the predominant avocado variety marketed on a worldwide basis. Generally, California grown Hass avocados are available year-round, with peak production periods occurring between January through October. Other varieties have a more limited picking season and generally command a lower price. Approximately 1,950 California growers deliver avocados to us, generally pursuant to a standard marketing agreement. Over the past several years, our share of the California avocado crop has remained strong, with approximately 30% of the 2010 shipped California avocado crop handled by us, based on data published by the California Avocado Commission. We attribute our solid foothold in the California industry principally to the competitiveness of the per pound returns we pay and the communication and service we maintain with our growers.
     California avocados delivered to our packinghouses are graded, sized, packed, cooled and, frequently, ripened for delivery to customers. Our ability to estimate the size, as well as the timing of the delivery of the annual avocado crop, has a substantial impact on both our costs and the sales price we receive for the fruit. To that end, our field personnel maintain direct contact with growers and farm managers and coordinate harvest plans. The feedback from our field-managers is used by our sales department to prepare sales plans used by our direct sales force.
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
     California avocados delivered to us are grouped as a homogenous pool on a weekly basis based on the variety, size, and grade. The proceeds we receive from the sale of each separate avocado pool, net of a packing and marketing fee to cover our costs and a profit, are paid back to the growers once each month. The packing and marketing fee we withhold is determined by our Chief

Executive Officer and is revised from time to time based on our estimated per pound packing and operating costs, as well as our operating profit. This fee is a fixed rate per pound packed. Significant competitive pressures dictate that our grower returns are set at the highest possible level to attract new and retain existing grower business. We believe that, if net proceeds paid ceased to be competitive, growers would simply choose to deliver their avocados to alternate competitive handlers. Consequently, we strive to deliver growers the highest return possible on avocados delivered to our packinghouses.
     The California avocado market is highly competitive with 9 major avocado handlers. A marketing order enacted by the state legislature is in effect for California grown avocados and provides the financial resource to fund generic advertising and promotional programs. Avocados handled by us are identifiable through packaging and the Calavo brand name sticker.
     We also import avocados from Mexico, Chile and Peru. Our strategy is to increase our market share of currently sourced avocados to all accepted marketplaces. We believe our diversified avocado sources provide a level of supply stability that may, over time, help solidify the demand for avocados among consumers in all the markets we distribute to.
     We typically purchase Mexican avocados from growers and packers located in Mexico. The purchase price we pay for fruit acquired from Mexican growers is generally negotiated for substantially all the fruit in a particular grove. Once a purchase price is agreed to, the fruit is then harvested and delivered to our packinghouse located in Uruapan, Michoacán, Mexico. Once delivered, such fruit is weighed, graded, sized, packed, and cooled for shipment, primarily to the United States. Fruit purchased directly from Mexican packers, however, is already packed for shipment to either our customers or operating facilities. This fruit is packed pursuant to our standards and is generally for additional, specific sizes we require. In either case, the purchase price of Mexican avocados is generally based our estimated selling prices of such fruit, less anticipated packing and/or selling costs and our desired margin. We believe these two sources allow us to maximize both the timely acquisition, as well as purchase price, of Mexican fruit.
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
     We believe that our continued success in marketing Mexican avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices, and keeping the handling costs low as we ship the Mexican avocados to our packinghouses. We are subject to USDA and other regulatory inspections to ensure the safety and the quality of the fruit being delivered from Mexico. The Mexican avocado harvest, which is often considerably larger than the California avocado harvest, is both complimentary and competitive with the California market, as the Mexican harvest is near year round (most significant from September to June). As a result, it is common for Mexican growers to monitor the supply of avocados for export to the United States in order to obtain higher field prices. During 2010, we packed and distributed approximately 21% of the avocados exported from Mexico into the United States and approximately 5% of the avocados exported from Mexico to countries other than the United States, based on our estimates.
     We also handle avocados from Chile and Peru, most of which are on a consignment basis with the suppliers. Pursuant to our joint venture agreement with M5, Calavo de Chile is now the primary contact with our Chilean avocado sources. Our commission percentages often range from 8% to 10%. Additionally, from time to time, we may purchase Chilean sourced avocados. Pursuant to our consignment arrangements, we occasionally make advances to both Chilean and Peruvian growers. Historically, we made such advances related to both pre-harvest and post-harvest activities, but our focus during fiscal 2009 and 2010 was primarily related to post-harvest activities. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. Historical experience demonstrates that providing post-harvest advances results in our acquiring full market risk for the product, as it is possible (although unlikely) that our resale proceeds may be less than the amounts we paid to the grower. This is a result of the high level of volatility inherent in the avocado and perishable food markets, which are subject to significant pricing declines based on the availability of fruit in the market. In the event that we do make a pre-season advance, our ability to recover such pre-harvest advance would be largely dependent on the growers’ ability to deliver avocados to us, as well as the inherent risks of farming, such as weather and pests.
     Sales of Chilean grown avocados have generally been significant during our 4th and 1st fiscal quarters. Additionally, with the Chilean harvesting season being complimentary to the California season (August through February), Chilean avocados are able to command competitive retail pricing in the market. During 2010, we distributed approximately 5% of the total Chilean avocados imported into the United States, based on our estimates.
     We have developed a series of marketing and sales initiatives primarily aimed at our largest customers that are designed to differentiate our products and services from those offered by our competitors. Some of these key initiatives are as follows:

•	We continue to have success with our ProRipeVIP™ avocado ripening program. This proprietary program allows us to deliver avocados evenly ripened to our customers’ specifications. We have invested in the Aweta AFS (acoustic firmness sensor) technology and equipment. ProRipeVIP™ is the next generation of selling conditioned avocados that have firmness determined via soundwaves. This technology is fairly new to avocados. The most significant and compelling reason we invested in the Aweta systems is because the acoustic sensors measure firmness of the entire piece of fruit, as opposed to competitive mechanical tests that use pressure and calculated averages to measure firmness. We believe that ripened avocados help our customers address the consumers’ immediate needs and accelerate the sale of avocados through their stores. We currently have three Aweta systems in use in the United States, which, we believe, can effectively meet our customers’ demand for conditioned fruit.

•	We have developed various display techniques and packages that appeal to consumers and, in particular, impulse buyers. Some of our techniques include the bagging of avocados and the strategic display of the bags within the produce section of retail stores. Our research has demonstrated that consumers generally purchase a larger quantity of avocados when presented in a bag as opposed to the conventional bulk displays. We also believe that the value proposition of avocados in a bag provides for a higher level of sales to grocery stores.

•	From time to time, we market our avocados under joint promotion programs with other food manufacturers. Under these programs, we seek to increase the promotional exposure of our products by providing certain sales incentives. These incentives will be offered in conjunction with various promotional campaigns designed to advertise the products of all parties involved. We believe these programs will help us minimize our advertising costs, as they will be shared with other parties, while still achieving recognition in the marketplace.
     Perishable food products include various commodities, including tomatoes, papayas, mushrooms, and pineapples. The majority of our sales are generated from tomatoes and papayas. Tomatoes are primarily handled on a consigned basis, while papayas are handled on a pool basis, similar to the California avocado pool previously described. Sales of our diversified products do not generally experience significant fluctuations related to seasonality. We believe our efforts in distributing our other various commodities complement our offerings of avocados.
CalavoFoods
     The CalavoFoods segment was originally conceived as a mechanism to stabilize the price of California avocados by reducing the volume of avocados available to the marketplace. In the 1960’s and early 1970’s, we pioneered the process of freezing avocado pulp and developed a wide variety of guacamole recipes to address the diverse tastes of consumers and buyers in both the retail and food service industries. One of the key benefits of frozen products is their long shelf-life. With the introduction of low cost processed products delivered from Mexican based processors, however, we realigned the segment’s strategy by shifting the fruit procurement and pulp processing functions to Mexico. In 1995, we invested in a processing plant in Mexicali, Mexico to derive the benefit of competitive avocado prices available in Mexico.
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
     In February 2003, our Board of Directors approved a plan whereby the operations of our CalavoFoods business would be relocated. The plan called for the closing of our Santa Paula, California and Mexicali, Baja California Norte (Mexicali) processing facilities and relocating these operations to a new facility in Uruapan, Michoacan, Mexico (Uruapan). This restructuring has provided for cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The Uruapan facility commenced operations in February 2004 and the Santa Paula and Mexicali facilities ceased production in February 2003 and August 2004. Net sales of frozen products, typically sold to foodservices customers, represented approximately 54% and 53% of total CalavoFoods segment sales for the years ended October 31, 2010 and 2009.
     We utilize ultra high pressure machines which are designed to “cold pasteurize” our guacamole products. Using high pressure only, this procedure substantially destroys the cells of any bacteria that could lead to spoilage, food safety, or oxidation issues. Once the procedure is complete, our guacamole is packaged and shipped to various retail and food service customers throughout the markets we service. In fiscal year 2010, we put a second 215L ultra high pressure machine into service. These machines, which are located in Uruapan, pressurize all product lines within CalavoFoods, including all frozen products, which begun in fiscal 2010. We estimate our operating capacity for these two machines to be approximately 80% as of October 31, 2010. A 3rd ultra high pressure machine, with a larger capacity of 350L, has been ordered and is expected to be put into service during our second fiscal quarter of 2011. We believe our operating capacity with three high pressure machines will be reasonable given our current sales projections and expected growth. Net sales of our ultra high pressure (fresh) products, typically sold to retail customers, represented approximately 46% and 47% of total CalavoFoods segment sales for the years ended October 31, 2010 and 2009.
     Sales are made principally through a commissioned nationwide broker network, which is supported by our regional sales managers. Our guacamole hummus is being sold on an exclusive basis through a leading national grocery chain under a one-year agreement. We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, strategically located warehouses, and market relationships. During fiscal year 2010, our 5 and 25 largest processed product customers represented approximately 6% and 11% of our total consolidated revenues. During fiscal year 2009, our 5 and 25 largest processed product customers represented approximately 7% and 12% of our total consolidated revenues. During fiscal years 2010, 2009 and 2008 none of our processed product customers represented more than 10% of total consolidated revenues.
     In February 2010, we entered into an Acquisition Agreement, which sets forth the terms and conditions pursuant to which we acquired a 65 percent ownership interest in newly created Calavo Salsa Lisa which acquired substantially all of the assets of LSC. Elizabeth Nicholson and Eric Nicholson, through LSC, hold the remaining 35 percent ownership of Calavo Salsa Lisa. LSC is a regional producer in the upper Midwest of Salsa Lisa refrigerated salsas. We believe that this new line of salsas will further diversify our product offerings and will be a natural complement to our ultra-high-pressure guacamole, as well as our recently introduced Calavo tortilla chips.
Sales and Other Financial Information by Business Segment and Product Category
     Sales and other financial information by business segment are provided in Note 11 to our consolidated financial statements that are included in this Annual Report.
Patents and Trademarks
     Our trademarks include the Calavo brand name and related logos. We also utilize the following trademarks in conducting our business: Avo Fresco, Bueno, Calavo Gold, Calavo Salsa Lisa, Salsa Lisa, Celebrate the Taste, El Dorado, Fresh Ripe, Select, Taste of Paradise, The First Name in Avocados, Tico, Mfresh, Maui Fresh International and Triggered Avocados, and ProRipeVIP™.
Working Capital Requirements
     Generally, we make payments to our avocado growers and other suppliers in advance of collecting all of the related accounts receivable. We generally bridge the timing between vendor payments and customer receipts by using operating cash flows and commercial bank borrowings. In addition, we provide crop loans and other advances to some of our growers, which are also funded through operating cash flows and borrowings.
     Non-California sourced avocados and perishable food products often require working capital to finance the payment of advances to suppliers and collection of accounts receivable. These working capital needs are also financed through the use of operating cash flows and bank borrowings.
     With respect to our CalavoFoods business, we require working capital to finance the production of our processed avocado products, building and maintaining an adequate supply of finished product, and collecting our accounts receivable balances. These working capital needs are financed through the use of operating cash flows and bank borrowings.
Backlog
     Our customers do not place product orders significantly in advance of the requested product delivery dates. Customers typically order perishable products two to ten days in advance of shipment, and typically order CalavoFoods within thirty days in advance of shipment.
Research and Development
     We do not undertake significant research and development efforts. Research and development programs, if any, are limited to the continuous process of refining and developing new techniques to enhance the effectiveness and efficiency of our CalavoFoods operations and the handling, ripening, storage, and packing of fresh avocados.

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
Employees
     As of October 31, 2010, we had 1,157 employees, of which 428 were located in the United States and 729 were located in Mexico. We do not have a significant number of United States employees covered by a collective bargaining agreement. 603 of Calavo’s Mexican employees are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage.
     The following is a summary of the number of “salaried” and “hourly” employees as of October 31, 2010.

Location	Salaried	Hourly	Total
United States	116	312	428
Mexico	126	603	729

TOTAL	242	915	1,157

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
Our current international operations are subject to a number of inherent risks, including:
•	Local economic and political conditions, including disruptions in trading and capital markets;

•	Restrictive foreign governmental actions, such as restrictions on transfers of funds and trade protection measures, including export duties and quotas and customs duties and tariffs; and

•	Changes in legal or regulatory requirements affecting foreign investment, loans, taxes, imports, and exports
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
     The FDA establishes, and continues to modify, regulations governing the production of processed avocado products, such as the new Food Safety Modernization Act, which implements mandatory preventive controls for food facilities and compliance with mandatory produce safety standards. Our results of operations may be adversely affected if we are unable to comply with these existing and modified regulations.

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
We depend on our key personnel and if we lose the services of any of these individuals, or fail to attract and retain additional key personnel, we may not be able to implement our business strategy or operate our business effectively.
     Our future success largely depends on the contributions of our senior management team. We believe that these individuals’ expertise and knowledge about our industry and their respective fields and their relationships with other individuals in our industry are critical factors to our continued growth and success. We do not carry key person insurance. The loss of the services of any member of our senior management team could have a material adverse effect on our business and prospects. Our success also depends upon our ability to attract and retain additional qualified sales, marketing and other personnel.
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
Risks Related to Our Common Stock
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
Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our growth strategy.
     The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on many factors, including:
•	Market acceptance of our products; and

•	The existence of opportunities for expansion.
     If our capital resources are not sufficient to satisfy our liquidity needs, we may seek to sell additional equity or obtain additional debt financing. The sale of additional equity would result in dilution to our shareholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. With the exception of our existing credit facility, we have not made arrangements to obtain additional financing. We may not be able to obtain additional financing, if required, in amounts or on terms acceptable to us, or at all.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
     We lease our corporate headquarters building from Limoneira located in Santa Paula, California. Additionally, we own two packinghouses and one distribution and ripening facility (our former processing facility) in California, and lease one facility in the following states: Arizona, Hawaii, New Jersey, Texas, and Minnesota. Also, we own one processing facility and one packinghouse in Mexico.
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
     Our leased Garland, Texas primarily ripens, sorts, packs and ships fresh avocados. We believe that the annual capacity of this facility will be sufficient to handle our budgeted annual production needs.
     Our leased Hawaiian facility primarily sorts, packs, and ships papayas. We believe that the annual capacity of this facility will be sufficient to handle our budgeted annual production needs.
     During fiscal 2010, through the acquisition of Calavo Salsa Lisa, we now have a 65 percent ownership interest in a Minnesota facility that produces salsa. We believe that the annual capacity of this facility will be sufficient to handle our budgeted annual production needs.
Mexico Locations
     Our processing facility in Uruapan, Michoacan, Mexico was constructed pursuant to our restructuring plan approved in February 2003. We believe that the annual capacity of this facility will be sufficient to process our budgeted annual production needs.
     Our fresh avocado packinghouse located in Uruapan, Michoacan, Mexico sorts, packs, and ships avocados delivered to us by Mexican growers. We believe that the annual capacity of this facility will be sufficient to process our budgeted annual production needs.

Item 3. Legal Proceedings
     From time to time, we become involved in legal proceedings that are related to our business operations. We are not currently a party to any legal proceedings that could have a material adverse effect upon our financial position or results of operations.
Item 4. [Removed and Reserved.]
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

Name	Age	Position
Lecil E. Cole	71	Chairman of the Board, Chief Executive Officer and President
Arthur J. Bruno	60	Chief Operating Officer, Chief Financial Officer and Corporate Secretary
Robert J. Wedin	61	Vice President, Sales and Fresh Marketing
Alan C. Ahmer	62	Vice President, Processed Product Sales and Production
Michael A. Browne	52	Vice President, Fresh Operations
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
     Alan C. Ahmer has served as our Vice President since 1989. Mr. Ahmer joined us in 1979 as a regional sales manager in our CalavoFoods business. In September 2003, Mr. Ahmer’s new title became Vice-President, CalavoFoods Sales and Production.
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

Fiscal 2010	High	Low
First Quarter	$18.58	$14.99
Second Quarter	$18.74	$15.85
Third Quarter	$21.06	$15.25
Fourth Quarter	$21.83	$18.68

Fiscal 2009	High	Low
First Quarter	$13.34	$5.93
Second Quarter	$14.49	$10.22
Third Quarter	$20.01	$11.82
Fourth Quarter	$20.30	$16.29
     As of November 30, 2010, there were approximately 1,095 stockholders of record of our common stock.
     During the year ended October 31, 2010, we did not issue any shares of common stock that were not registered under the Securities Act of 1933 and we did not repurchase any shares of our common stock.
Dividend Policy
     Our dividend policy is to provide for an annual dividend payment, as determined by the Board of Directors. We anticipate paying dividends in the first quarter of our fiscal year.
     On December 13, 2010, we paid a $0.55 per share dividend in the aggregate amount of $8,092,000 to shareholders of record on December 1, 2010.
     On December 11, 2009, we paid a $0.50 per share dividend in the aggregate amount of $7,252,000 to shareholders of record on December 1, 2009.

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL DATA
     The following summary consolidated financial data (other than pounds information) for each of the years in the five-year period ended October 31, 2010 are derived from the audited consolidated financial statements of Calavo Growers, Inc.
     Historical results are not necessarily indicative of results that may be expected in any future period. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto that are included elsewhere in this Annual Report.

	Fiscal Year Ended October 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Income Statement Data: (1)(2)
Net sales	$398,351	$344,765	$361,474	$302,984	$273,723
Gross margin	51,530	44,533	33,181	31,772	29,084
Net income	17,640	13,611	7,725	7,330	5,788
Basic net income per share	$1.22	$0.94	$0.54	$0.51	$0.40
Diluted net income per share	$1.22	$0.94	$0.53	$0.51	$0.40
Balance Sheet Data as of End of Period:
Working capital	$14,801	$12,052	$15,413	$16,334	$12,023
Total assets	150,198	122,749	134,422	127,920	107,563
Current portion of long-term obligations	1,369	1,366	1,362	1,307	1,308
Long-term debt, less current portion	6,089	13,908	25,351	13,106	10,406
Shareholders’ equity	88,257	69,487	65,517	74,003	58,943
Cash Flows Provided by (Used in):
Operations	$18,198	$21,997	$5,296	$4,629	$7,819
Investing(3)	(7,721)	(5,990)	(7,454)	(7,950)	(4,663)
Financing	(10,288)	(16,641)	2,700	4,238	(4,239)
Other Data:
Dividends declared per share	$0.55	$0.50	$0.35	$0.35	$0.32
Net book value per share	$6.04	$4.79	$4.52	$5.15	$4.12
Pounds of California avocados sold	170,650	53,000	92,165	91,038	218,460
Pounds of non-California avocados sold	123,700	162,950	123,740	135,723	70,063
Pounds of processed avocados products sold	21,651	21,259	22,274	22,556	20,489

(1)	Operating results for fiscal 2010 include the acquisitions of Calavo Salsa Lisa from the date of acquisition of February 8, 2010. For fiscal year 2010, Calavo Salsa Lisa’s net sales and gross losses were $0.8 million and $0.4 million. Net loss was not significant. See Note 16 to our consolidated financial statements for further discussion of these acquisitions.

(2)	Operating results for fiscal 2010, 2009 and 2008 include the acquisitions of HS and HP. Such acquisitions, however, did not significantly impact trends or results of operations for fiscal 2008, as such acquisitions substantially replaced the previous consigned arrangement.

(3)	For fiscal years 2010 and 2009, we have not made any infrastructure advances to Agricola Belher. Agricola Belher paid $1.8 million and $0.5 million in fiscal years 2010 and 2009 related to infrastructure advances.

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
Overview
     We are a leader in the distribution of avocados, prepared avocado products, and other perishable food products throughout the United States. Our history and expertise in handling California grown avocados has allowed us to develop a reputation of delivering quality products, at competitive prices, while providing competitive returns to our growers. This reputation has enabled us to expand our product offerings to include avocados sourced on an international basis, prepared avocado products, and other perishable foods. We report our operations in two different business segments: (1) Fresh products and (2) CalavoFoods. See Note 11 to our consolidated financial statements for further discussion.
     Our Fresh products business grades, sizes, packs, cools, and ripens (if desired) avocados for delivery to our customers. We presently operate three packinghouses in Southern California. These packinghouses handled approximately 30% of the California avocado crop during the 2010 fiscal year, based on data obtained from the California Avocado Commission. Our operating results and the returns we pay our growers are highly dependent on the volume of avocados delivered to our packinghouses, as a significant portion of our costs are fixed. Our strategy calls for continued efforts to retain and recruit growers that meet our business model. Additionally, our Fresh products business also procures avocados grown in Chile, Mexico and Peru, as well as other various commodities, including tomatoes, papayas, mushrooms, and pineapples. We operate a packinghouse in Mexico that, together with certain co-packers that we frequently purchase fruit from, handled approximately 21% of the Mexican avocado crop bound for the United States market and approximately 5% of the avocados exported from Mexico to countries other than the United States during the 2009-2010 Mexican season, based on our estimates. Additionally, during the 2009-2010 Chilean avocado season, we handled approximately 5% of the Chilean avocado crop, based on our estimates. Our strategy is to increase our market share of currently sourced avocados to all accepted marketplaces. We believe our diversified avocado sources provides a level of supply stability that may, over time, help solidify the demand for avocados among consumers in the United States and elsewhere in the world. We believe our efforts in distributing our other various commodities, such as those shown above, complement our offerings of avocados. From time to time, we continue to explore distribution of other crops that provide reasonable returns to the business.
     Our CalavoFoods business procures avocados, processes avocados into a wide variety of guacamole products, and distributes the processed product to our customers. All of our prepared avocado products are now “cold pasteurized” and include both frozen and fresh guacamole. Additionally, we also prepare various fresh salsa products. Customers include both food service industry and retail businesses. Due to the long shelf-life of our frozen guacamole and the purity of our fresh guacamole, we believe that we are well positioned to address the diverse taste and needs of today’s customers. We continue to seek to expand our relationships with major food service companies and develop alliances that will allow our products to reach a larger percentage of the marketplace.
     Net sales of frozen products represented approximately 54% and 53% of total processed segment sales for the years ended October 31, 2010 and 2009. Net sales of our ultra high pressure products represented approximately 46% and 47% of total processed segment sales for the years ended October 31, 2010 and 2009.
     Our Fresh products business is characterized by crop volume and price changes. Furthermore, the operating results of all of our businesses, including our CalavoFoods business, have been, and will continue to be, affected by quarterly and annual fluctuations and market downturns due to a number of factors, such as pests and disease, weather patterns, changes in demand by consumers, the timing of the receipt, reduction, or cancellation of significant customer orders, the gain or loss of significant customers, market acceptance of our products, our ability to develop, introduce, and market new products on a timely basis, availability and cost of avocados and supplies from growers and vendors, new product introductions by our competitors, change in the mix of avocados and CalavoFoods we sell, and general economic conditions. We believe, however, that we are currently positioned to address these risks and deliver favorable operating results for the foreseeable future.
     Recent Developments
Dividend Payment
     On December 13, 2010, we paid a $0.55 per share dividend in the aggregate amount of $8,092,000 to shareholders of record on December 1, 2010.

Earn-Out Payment
     In May 2008, we purchased all of the outstanding shares of Hawaiian Sweet (HS) and all ownership interests of Hawaiian Pride (HP) from the Chairman of our Board of Directors, Chief Executive Officer and President. HS and HP engage in tropical-product packing and processing operations in Hawaii. Pursuant to the acquisition agreement, we made an initial purchase price payment in the aggregate amount of $3,500,000 for both entities on May 20, 2008. We then made two additional annual payments, based on certain operating results (the “Earn-Out Payment(s)”), as defined. The first annual Earn-Out payment, which was made on September 23, 2009, totaled approximately $2.4 million. The second, and final, annual Earn-Out payment, which was made on July 9, 2010, totaled approximately $4.5 million.
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
     We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2004. We have received an assessment totaling approximately $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary, which primarily is related to three issues, one of which represents the majority of the total assessment (the primary assessment). In the fourth quarter of 2010, we received a favorable ruling from the tax court related to the primary assessment, but received an unfavorable ruling related to the remaining issues. We appealed the unfavorable rulings, which we believe are without merit. We do not believe that the resolution of this examination will have a significant impact on our results of operations.
     In the second quarter of 2009, the Hacienda initiated an examination related to the tax year ended December 31, 2007 as well. We are not aware of any assessments related to this examination, nor do we expect this examination to have a significant impact on our results of operations.
     In the first quarter of 2011, we received an assessment totaling approximately $720,000 related to the tax year ended December 31, 2005. This assessment relates to depreciation expense taken on such tax return. Based on discussions with legal, we believe that the Hacienda’s position is without merit and do not believe that the resolution of this examination will have a significant impact on our results of operations.
     We pledged our CalavoFoods building located in Uruapan, Michoacan, Mexico as collateral to the Hacienda in regards to these assessments.
     From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Acquisition
     On February 8, 2010, Calavo Growers, Inc. (“Calavo”), Calavo Salsa Lisa, LLC (“Calavo Salsa Lisa”), Lisa’s Salsa Company (“LSC”) and Elizabeth Nicholson and Eric Nicholson, entered into an Asset Purchase and Contribution Agreement, dated February 8, 2010 (the “Acquisition Agreement”), which sets forth the terms and conditions pursuant to which Calavo acquired a 65 percent ownership interest in newly created Calavo Salsa Lisa which acquired substantially all of the assets of LSC. Elizabeth Nicholson and Eric Nicholson, through LSC, hold the remaining 35 percent ownership of Calavo Salsa Lisa. LSC is a regional producer in the upper Midwest of Salsa Lisa refrigerated salsas. We believe that this new line of salsas will further diversify our product offerings and will be a natural complement to our ultra-high-pressure guacamole, as well as our recently introduced Calavo tortilla chips. See Note 16 in our consolidated financial statements for further information.
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
     Goodwill and acquired intangible assets. Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We performed our annual assessment of goodwill and determined that no impairment existed as of October 31, 2010.

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
Results of Operations
     The following table sets forth certain items from our consolidated statements of income, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Gross margins	12.9%	12.9%	9.2%
Selling, general and administrative	5.8%	6.6%	5.8%
Operating income	7.1%	6.3%	3.4%
Interest income	0.1%	0.1%	0.1%
Interest expense	(0.2)%	(0.3)%	(0.4)%
Other income, net	0.1%	0.1%	0.2%
Net income	4.4%	3.9%	2.1%
Net Sales
     We believe that the fundamentals for our products continue to be favorable. Firstly, Americans are eating more avocados. Over the last 10 years, United States (U.S.) consumption of avocados has expanded at a compounded annual growth rate of 7.3% and we do not anticipate this growth significantly changing. We believe that the healthy eating trend that has been developing in the United States contributes to such growth, as avocados, which are cholesterol and sodium free, are dense in fiber, vitamin B6, antioxidants, potassium, folate, and contain unsaturated fat, which help lower cholesterol. Also, a growing number of research studies seem to suggest that phytonutrients, which avocados are rich in, help fight chronic illnesses, such as heart disease and cancer.
     Additionally, we believe that the demographic changes in the U.S. will greatly impact the consumption of avocados and avocado-based products. The Hispanic community currently accounts for approximately 16% of the U.S. population, and the total number of Hispanics is estimated to triple by the year 2050. Avocados are considered a staple item purchased by Hispanic consumers, as the per-capita avocado consumption in Mexico is estimated to be more than seven-fold that of the U.S.
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
     In October 2002, the USDA announced the creation of a Hass Avocado Board to promote the sale of Hass variety avocados in the U.S. marketplace. This board provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace. The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales. We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our avocado businesses. During fiscal 2010, 2009 and 2008, on behalf of avocado growers, we remitted approximately $2.0 million, $0.6 million and $2.2 million to the California Avocado Commission. During fiscal 2010, 2009 and 2008, we remitted approximately $5.6 million, $3.8 million and $4.2 million to the Hass Avocado Board related to avocados.
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

The following tables set forth sales by product category and sales incentives, by segment (dollars in thousands):

	Year ended October 31, 2010			Year ended October 31, 2009
	Fresh	Calavo-		Fresh	Calavo-
	products	Foods	Total	products	Foods	Total
Third-party sales:
Avocados	$287,808	$—	$287,808	$259,558	$—	$259,558
Tomatoes	41,595	—	41,595	14,067	—	14,067
Papayas	11,278	—	11,278	9,118	—	9,118
Pineapples	3,838	—	3,838	13,341	—	13,341
Other Fresh products	3,617	—	3,617	4,219	—	4,219
CalavoFoods — food service	—	40,654	40,654	—	36,493	36,493
CalavoFoods — retail and club	—	17,473	17,473	—	15,554	15,554

Total gross sales	348,136	58,127	406,263	300,303	52,047	352,350
Less sales incentives	(84)	(7,828)	(7,912)	(68)	(7,517)	(7,585)

Net sales	$348,052	$50,299	$398,351	$300,235	$44,530	$344,765

	Year ended October 31, 2009			Year ended October 31, 2008
	Fresh	Calavo-		Fresh	Calavo-
	products	Foods	Total	products	Foods	Total
Third-party sales:
Avocados	$259,558	$—	$259,558	$268,674	$—	$268,674
Tomatoes	14,067	—	14,067	19,666	—	19,666
Papayas	9,118	—	9,118	8,392	—	8,392
Pineapples	13,341	—	13,341	16,442	—	16,442
Other Fresh products	4,219	—	4,219	2,564	—	2,564
CalavoFoods — food service	—	36,493	36,493	—	38,919	38,919
CalavoFoods — retail and club	—	15,554	15,554	—	14,634	14,634

Total gross sales	300,303	52,047	352,350	315,738	53,553	369,291
Less sales incentives	(68)	(7,517)	(7,585)	(71)	(7,746)	(7,817)

Net sales	$300,235	$44,530	$344,765	$315,667	$45,807	$361,474

     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and processing plant to the parent company. For fiscal years 2010, 2009, and 2008, inter-segment sales and cost of sales for Fresh products totaling $11.7 million, $14.1 million and $13.9 million were eliminated. For fiscal years 2010, 2009, and 2008, inter-segment sales and cost of sales for CalavoFoods totaling $9.4 million $7.8 million, and $9.6 million were eliminated.
     The following table summarizes our net sales by business segment:

	2010	Change	2009	Change	2008
		(Dollars in thousands)
Net sales:
Fresh products	$348,052	15.9%	$300,235	(4.9%)	$315,667
CalavoFoods	50,299	13.0%	44,530	(2.8%)	45,807

Total net sales	$398,351	15.5%	$344,765	(4.6%)	$361,474

As a percentage of net sales:
Fresh products	87.4%		87.1%		87.3%
CalavoFoods	12.6%		12.9%		12.7%

	100.0%		100.0%		100.0%

     Net sales for the year ended October 31, 2010, when compared to 2009, increased by approximately $53.6 million, or 15.5%, principally as a result of an increase in both our Fresh products and CalavoFoods segments. The increase in fresh product sales for the year ended October 31, 2010 was primarily related to increased sales of California avocados and tomatoes. These increases were partially offset, however, by decreased sales from Mexican sourced avocados, pineapples and Chilean sourced avocados. While the procurement of fresh avocados related to our fresh products segment is seasonal based on region, our CalavoFoods business is generally not subject to a seasonal effect. The increase in net sales delivered by our CalavoFoods business was due primarily to an increase in pounds sold and an increase in the net sales price compared to prior year.
Fresh products
     Fiscal 2010 vs. Fiscal 2009:
     Net sales delivered by the business increased by approximately $47.8 million, or 15.9%, from fiscal 2009 to 2010. This increase was primarily related to an increase in sales of California sourced avocados (due primarily to a significant increase in cartons sold) as well as tomatoes (due primarily to an increase in units sold and an increase in per unit sales price). These increases were partially offset, however, by decreased sales from Mexican sourced avocados (due primarily to a decrease in cartons sold and a decrease in sales price per unit), pineapples (due primarily to a decrease in units sold), as well as Chilean sourced avocados (due primarily to a decrease in cartons sold and a decrease in sales price per unit).

     Sales of California sourced avocados increased $87.2 million, or 119.1%, for fiscal year 2010, when compared to the same prior year period. California sourced avocado sales reflect a 222.0% increase in pounds of avocados sold, when compared to the same prior year period. The increase in California sourced avocados was primarily related to the larger California avocado crop for fiscal 2010. Our market share of California avocados decreased to 30% for fiscal year 2010, when compared to a 31% market share for the same prior year period. The average selling price, on a per carton basis, of California avocados sold decreased approximately 31.8% when compared to the same prior year period. We attribute this decrease to the higher overall volume of California avocados in the marketplace. California avocados are primarily sold in the U.S. marketplace. We anticipate that sales of California grown avocados will significantly decrease in fiscal 2011, due to a significantly smaller expected avocado crop.
     Sales of tomatoes increased $27.5 million, or 195.7%, for fiscal year 2010, when compared to the same prior year period. The increase in sales for tomatoes is due to an increase in the average per carton selling price of 128.1%, in addition to a 29.6% increase in the number of units sold. We attribute most of the increase in the per carton selling price to the lower volume of tomatoes in the U.S. marketplace (due to weather conditions in Florida) for fiscal 2010, as compared to the same prior period. We attribute most of the increase in units sold to growers supplying us with significantly more volume, due primarily to market conditions. We do not anticipate a significant change in the sales of tomatoes for fiscal 2011, based on current weather conditions in Florida.
     Partially offsetting such increases described above was a decrease in sales of Mexican sourced avocados, which decreased $49.0 million, or 29.0%, for fiscal year 2010, when compared to the same prior year period. The decrease in Mexican sourced avocados was primarily related to the decrease in the volume of Mexican fruit sold by 29.1 million pounds, or 20.1%, when compared to the same prior year period. In addition, Mexican sourced avocados had a decrease in the average selling price per carton of approximately 11.2%, when compared to the same prior year period. As mentioned above, we attribute most of this decrease in volume and price to the increase in volume of California sourced avocados in the U.S. marketplace during fiscal year 2010, as compared to the same prior year period.
     Sales of pineapples decreased $9.5 million, or 71.2%, when compared to the same prior year period. The decrease in sales for pineapples was primarily due to a decrease in volume by 73.2% when compared to the same prior year period. This decrease is primarily related to the expiration of our agreement with Maui Pineapple Company (Maui) in December 2009, which was primarily related to Maui exiting the pineapple business. We do not anticipate a significant change in pineapple sales during fiscal 2011.
     Sales of Chilean sourced avocados decreased $9.5 million, or 57.2% for fiscal year 2010, when compared to the same prior year period. The volume of Chilean fruit sold decreased by approximately 7.8 million pounds, or 51.1%, when compared to the same prior year period. This decrease was primarily related to the smaller Chilean avocado crop in fiscal year 2010 when compared to the crop in fiscal year 2009. In addition to the increase in pounds sold, our average selling prices, on a per carton basis, experienced a decrease of 12.4% for fiscal 2010, when compared to the same prior period. We attribute most of this decrease in volume and price to the increase in volume of California sourced avocados in the U.S. marketplace during fiscal year 2010, as compared to the same prior year period.
     Mexican and Chilean grown avocados are primarily sold in the U.S., Japanese, and/or European marketplace. We anticipate that the combined sales of Mexican and Chilean grown avocados will increase in fiscal 2011.
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
     For fiscal year 2009, California sourced avocado sales (which are primarily sold in the U.S. marketplace) reflect a 42.5% decrease in pounds of avocados sold, when compared to the same prior year period. This decrease in pounds sold is primarily related to the corresponding decrease in the California avocado crop for fiscal 2008/2009. Such decrease is believed to be primarily related to poor weather conditions. Our market share of California avocados increased to 31% for fiscal year 2009, when compared to a 28% market share for the same prior year period. The average selling price, on a per carton basis, of California avocados sold increased approximately 13.8% when compared to the same prior year period. We attribute some of this increase to the lower overall volume of California avocados in the marketplace.
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
CalavoFoods
     Fiscal 2010 vs. Fiscal 2009:
     Net sales increased by approximately $5.8 million, or 13.0% for fiscal 2010, when compared to the same prior period. This increase is primarily related to a 1.8% increase in total pounds sold for fiscal year 2010 and an increase in the average net selling price per pound of 2.4%, when compared to the same prior year period. The increase in average net selling price is primarily related to a change in sales mix. In addition, the recently acquired Calavo Salsa Lisa contributed approximately $0.8 million for fiscal year 2010.
     We currently have two 215L ultra high pressure machines located in Uruapan. Starting in fiscal year 2010, we have begun using the two 215L ultra high pressure machines to pressurize all product lines within CalavoFoods (including frozen products). This has caused our operating capacity for these two 215L ultra high pressure machines to be approximately 80% as of October 31, 2010. Our estimated combined operating capacity for these two machines was approximately 59% as of October 31, 2009. A 3rd ultra high pressure machine with a larger capacity of 350L has been ordered and is expected to begin operating during our second fiscal quarter of 2011. We believe with this 3rd machine our operating capacity will be in line with our current sales projections and expected growth. Net sales of our ultra high pressure (fresh) products, typically sold to retail customers, represented approximately 46% and 47% of total processed segment sales for the years ended October 31, 2010 and 2009.
     We believe that these ultra high pressure machines will enable our company to deliver the widest available array of prepared avocado and other products to our customers. Consequently, we believe that we are positioned to expand our ultra high pressure product line to include more avocado related products, mangoes and other readily available fruit products. We anticipate a marginal increase in sales related to our CalavoFoods.

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
Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment:

	2010	Change	2009	Change	2008
		(Dollars in thousands)
Gross Margins:
Fresh products	$38,443	32.2%	$29,076	30.8%	$22,223
CalavoFoods	13,087	(15.3%)	15,457	41.1%	10,958

Total gross margins	$51,530	15.7%	$44,533	34.2%	$33,181

Gross profit percentages:
Fresh products	11.0%		9.7%		7.0%
CalavoFoods	26.0%		34.7%		23.9%
Consolidated	12.9%		12.9%		9.2%
     Our cost of sales consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Consolidated gross margin, as a percent of sales, stayed consistent at 12.9% for fiscal year 2010 when compared to fiscal year 2009. Gross margins increased by approximately $7.0 million, or 15.7%, for fiscal year 2010, when compared to the same prior year period. This increase was attributable primarily to an increase in our Fresh products segment, partially offset by a decrease in our CalavoFoods segment.
Fresh products
     Fiscal 2010 vs. Fiscal 2009:
     During fiscal year 2010, as compared to the same prior year period, the increase in our Fresh products segment gross margin and gross margin percentage was primarily related to an increase in the gross margin percentage for California avocados. This was due to a significant increase in the volume of California avocados sold, which increased 222.0%. This increase was primarily related to the larger California avocado crop. This had the effect of decreasing our per pound costs, which, as a result, positively impacted gross margins. Partially offsetting this increase in gross margin was a decrease in margins for Mexican sourced avocados due to a similar fruit cost year-over-year, but at a lower selling price, for Mexican sourced avocados. We believe this decrease in selling price is primarily related to a significantly higher volume of non-Mexican fruit in the U.S marketplace, which put downward pressure on carton selling prices. As a result of this downward pressure, we were not able to purchase Mexican sourced fruit as effectively (in relation to the selling price) as we were able to in the same prior year period. Additionally, we experienced a decrease in the volume of Mexican sourced avocados sold by 29.1 million pounds or 20.1%, which we believe was primarily related to the aforementioned pricing pressure. In addition, the U.S. Dollar to Mexican Peso exchange rate weakened during fiscal 2010, when compared to the same prior period. All of these combined had the effect of increasing our per pound costs, which, as a result, negatively impacted gross margins.
     As mentioned above, the weakening of the U.S. Dollar compared to the Mexican Peso negatively affected our gross margin for fiscal year 2010. Any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our fresh and CalavoFoods segments.
      The gross margin and gross profit percentage for consignment sales, including certain Chilean avocados and tomatoes, are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers. The gross margin we earn is generally based on a commission agreed to with each party, which usually is a percent of the overall selling price. Although we generally do not take legal title to such avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, our results of operations include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. For fiscal years 2010, we generated gross margins of $6.0 million from the sale of fresh produce products that were packed by third parties. This is a $3.2 million increase in gross margin for consigned sales compared to previous year. This increase is due to an increase in tomato sales of 195.7% for fiscal 2010, when compared to the same prior year period. The increase in sales for tomatoes is due to an increase in the average per carton selling price of 128.1%, in addition to a 29.6% increase in the number of units sold. We attribute most of the increase in the per carton selling price to the lower volume of tomatoes in the U.S. marketplace (due to weather conditions in Florida) for fiscal 2010, as compared to the same prior period. We attribute most of the increase in units sold to growers supplying us with significantly more volume, due primarily to market conditions.
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
CalavoFoods
     Fiscal 2010 vs. Fiscal 2009:
     Gross margin percentages for our CalavoFoods business are largely dependent on the pricing of our final product and the cost of avocados used in preparing guacamole. The CalavoFoods gross profit percentages for the fiscal year 2010, when compared to the same prior year period, decreased $2.4 million or 15.3%, primarily as a result of higher fruit and operating costs, partially offset by an increase in total pounds sold by 1.8%. We anticipate that the gross profit percentage for our CalavoFoods segment will continue to experience significant fluctuations during the next fiscal year primarily due to the uncertainty of the cost of fruit that will be used in the production process.

     Fiscal 2009 vs. Fiscal 2008:
     Gross margin percentages for our CalavoFoods business are largely dependent on the pricing of our final product and the cost of avocados used in preparing guacamole. The CalavoFoods gross profit percentages for the fiscal year 2009, when compared to the same prior year period, increased $4.4 million or 41.1%, primarily as a result of lower fruit and operating costs, partially offset by a decrease in total pounds sold by 4.4%. As discussed above, the large Mexican avocado crop, as well as the considerable strengthening of the U.S. Dollar compared to the Mexican Peso, significantly decreased our per pound costs. We anticipate that the gross profit percentage for our processed product segment will continue to experience fluctuations during the next fiscal year primarily due to the uncertainty of the cost of fruit that will used in the production process, and the uncertainty of the exchange rate between the U.S. Dollar and the Mexican Peso (as discussed above).
Selling, General and Administrative

	2010	Change	2009	Change	2008
		(Dollars in thousands)
Selling, general and administrative	$23,168	1.7%	$22,791	9.0%	$20,914
Percentage of net sales	5.8%		6.6%		5.8%
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses, and other general and administrative costs. For fiscal year 2010, selling, general and administrative expenses increased $0.4 million or 1.7% when compared to the same period for fiscal 2009. This increase was primarily related to higher corporate costs, including, but not limited to, costs related to an increase in management bonuses (totaling approximately $0.9 million), and an increase in directors fees (totaling approximately $0.3 million). Such higher corporate costs were partially offset, however, by lower salaries and employee benefits (totaling approximately $0.4 million), lower audit fees (totaling approximately $0.3 million) and a decrease in bad debt expense (totaling approximately $0.1 million).
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
Interest income

	2010	Change	2009	Change	2008
		(Dollars in thousands)
Interest income	$274	(28.1%)	$381	(26.2%)	$516
Percentage of net sales	0.1%		0.1%		0.1%
     Interest income was primarily generated from loans to growers. The decrease in interest income in fiscal 2010 as compared to 2009 is due to the principal balances being paid off by Agricola Belher for infrastructure advances.
Interest expense

	2010	Change	2009	Change	2008
		(Dollars in thousands)
Interest expense	$(834)	(24.7%)	$(1,108)	(25.4%)	$(1,485)
Percentage of net sales	(0.2%)		(0.3%)		(0.4%)
     Interest expense is primarily generated from our line of credit borrowings, as well as our term loan agreement with Farm Credit West, PCA. For fiscal 2010, as compared to fiscal 2009, the decrease in interest expense was primarily related to a lower average outstanding balance and an overall decrease in interest rates under our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A.
     For fiscal 2009, as compared to fiscal 2008, the decrease in interest expense was primarily related to a lower average outstanding balance and an overall decrease in interest rates under our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A.

Other Income, Net

	2010	Change	2009	Change	2008
		(Dollars in thousands)
Other income, net	$430	63.5	$263	(63.2%)	$715
Percentage of net sales	0.1%		0.1%		0.2%
     Other income, net includes dividend income, as well as certain other transactions that are outside of the normal course of operations. During fiscal 2010, 2009, and 2008, we received $0.2 million, $0.1 million, and $0.6 million as dividend income from Limoneira.
Provision for Income Taxes

	2010	Change	2009	Change	2008
		(Dollars in thousands)
Provision for income taxes	$11,341	35.4%	$8,277	81.2%	$4,567
Percentage of income before provision for income taxes	39.1%		37.8%		37.2%
     The effective income tax rate for fiscal years 2010, 2009, and 2008 is higher than the federal statutory rate principally due to state taxes. Our effective income tax rate increased from 37.8% in fiscal year 2009 to 39.1% in fiscal year 2010 primarily due to a higher portion of the total pre-tax book income being taxed at the higher U.S. statutory rate compared to Mexico as well as an increase in our federal tax rate, partially offset by several miscellaneous reductions. Our effective income tax rate increased from 37.2% in fiscal year 2008 to 37.8% in fiscal year 2009 primarily as a result of an increase in foreign taxes, partially offset by a decrease in our average state tax rate.
Quarterly Results of Operations
     The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2010. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with our audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. Historically, we receive and sell a substantially lesser number of California avocados in our first fiscal quarter. Certain items in the prior period amounts have been reclassified to conform to the current period presentation.

	Three months ended
	Oct. 31,	July 31,	Apr. 30,	Jan. 31,	Oct. 31,	July 31,	Apr. 30,	Jan. 31,
	2010	2010	2010	2010	2009	2009	2009	2009
			(in thousands, except per share amounts)
Statement of Operations Data
Net sales	$107,234	$114,578	$109,219	$67,320	$80,942	$106,347	$86,829	$70,647
Cost of sales	92,940	99,303	96,133	58,445	71,713	96,441	73,890	58,188

Gross margin	14,294	15,275	13,086	8,875	9,229	9,906	12,939	12,459
Selling, general and administrative	7,035	5,514	5,455	5,164	6,134	5,822	5,535	5,300

Operating income	7,259	9,761	7,631	3,711	3,095	4,084	7,404	7,159
Other income (expense), net	169	181	233	36	164	(22)	75	(71)

Income before provision for income taxes	7,428	9,942	7,864	3,747	3,259	4,062	7,479	7,088
Provision for income taxes	2,733	4,045	3,090	1,473	955	1,597	3,017	2,708

Net income	4,695	5,897	4,774	2,274	2,304	2,465	4,462	4,380
Add: Net loss-noncontrolling interest	55	50	19	—	—	—	—	—

Net income-Calavo Growers, Inc	$4,750	$5,947	$4,793	$2,274	$2,304	$2,465	$4,462	$4,380

Basic	$0.32	$0.41	$0.33	$0.16	$0.16	$0.17	$0.31	$0.30
Diluted	$0.32	$0.41	$0.33	$0.16	$0.16	$0.17	$0.31	$0.30
Number of shares used in per share computation:
Basic	14,710	14,651	14,572	14,505	14,505	14,457	14,423	14,419
Diluted	14,722	14,676	14,598	14,572	14,582	14,529	14,508	14,429
Liquidity and Capital Resources
     Operating activities for fiscal 2010, 2009 and 2008 provided cash flows of $18.2 million, $22.0 million, and $5.3 million. Fiscal year 2010 operating cash flows reflect our net income of $17.6 million, net noncash charges (depreciation and amortization, income from unconsolidated entities, provision for losses on accounts receivable, interest on deferred compensation, deferred income taxes, and stock compensation expense) of $4.1 million and a net decrease from changes in the non-cash components of our working capital accounts of approximately $3.5 million.

     Fiscal year 2010 increases in operating cash flows, caused by working capital changes, include an increase in accounts receivable of $9.4 million, an increase in inventory of $3.0 million, and an increase in prepaid expenses and other current assets of $2.5 million, partially offset by an increase in payable to growers of $6.9 million, an increase in trade accounts payable and accrued expenses of $2.7 million, a decrease in advances to suppliers of $1.0 million and a decrease in income tax receivable of $0.8 million.
     The increase in our accounts receivable balance as of October 31, 2010, when compared to October 31, 2009, primarily reflects more California avocado sales recorded in the month of October 2010, as compared to October 2009. This is consistent to what was expected with the greatly improved California avocado season ending later in the current year than in the prior year. The increase in our inventory balance is primarily related to an increase in California and Mexico avocado inventory on hand at October 31, 2010, as compared to the same prior year period. The increase in payable to our growers primarily reflects an increase in California fruit delivered in the month of October 2010, as compared to the month of October 2009. The increase in our trade accounts payable and accrued expenses primarily reflect a contingent consideration accrual related to our acquisition of Calavo Salsa Lisa (see note 16), and an increase in management bonuses in fiscal year 2010, compared to the previous year.
     Cash used in investing activities was $7.7 million, $6.0 million, and $7.5 million for fiscal years 2010, 2009, and 2008. Fiscal year 2010 cash flows used in investing activities includes capital expenditures of $4.7 million, the final annual Earn-Out payment from the acquisition of HS and HP, totaling approximately $4.5 million and $0.4 million in payments related to the acquisition of Calavo Salsa Lisa. Such payments were partially offset by the collection of $1.8 million from Agricola Belher, pursuant to our tomato agreements and distributions received of $0.1 million from our joint venture Maui Fresh International, LLC.
     Cash used in financing activities was $10.3 million and $16.6 million for fiscal years 2010 and 2009. Cash provided by financing activities was $2.7 million for fiscal years 2008. Cash used during fiscal year 2010 primarily includes the payment of a dividend totaling $7.3 million, and payments related to our long-term obligations of $6.8 million. Partially offsetting these payments, however, were $2.2 million in cash provided by the exercise of stock options, and proceeds from our non-collateralized, revolving credit facilities totaling $1.6 million.
     Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of October 31, 2010 and 2009 totaled $1.1 million and $0.9 million. Our working capital at October 31, 2010 was $14.8 million, compared to $12.1 million at October 31, 2009.
     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Effective July 31, 2009, we entered into a new loan agreement with Bank of America, N.A. which increased our existing non-collateralized, revolving credit facility to $15.0 million, from $10.0 million. This new agreement expires July 1, 2011. Our non-collateralized, revolving credit facilities with Farm Credit West, PCA expires in February 2012. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $45 million, with a weighted-average interest rate of 2.3% and 2.4% at October 31, 2010 and 2009. Under these credit facilities, we had $8.2 million and $12.0 million outstanding as October 31, 2010 and 2009, of which $6.5 million was classified as a long-term liability as October 31, 2009. These credit facilities contain various financial covenants, the most significant relating to tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at October 31, 2010.
     The following table summarizes contractual obligations pursuant to which we are required to make cash payments. The information is presented as of our fiscal year ended October 31, 2010:

			Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (including interest)	$8,768	$1,781	$3,340	$3,045	$602
Revolving credit facilities	8,150	8,150	—	—	—
Defined benefit plan	275	42	84	84	65
Operating lease commitments	11,492	1,480	2,743	2,513	4,756

Total	$28,685	$11,453	$6,167	$5,642	$5,423

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
     Effective the first quarter of fiscal 2010, we adopted revised accounting guidance for business combinations, which changed its previous accounting practices regarding business combinations. The statement requires a number of changes, to be applied prospectively, to the purchase method of accounting for acquisitions, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The impact of this accounting guidance and its relevant updates on our results of operations or financial position will vary depending on each specific business combination. See Note 16 for a business combination we closed in February 2010.
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
     Effective the first quarter of fiscal 2010, we adopted revised accounting guidance related to the accounting and reporting for minority interests. Minority interests are now re-characterized as noncontrolling interests and in most cases are reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest is now included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. See Note 16 for a business combination we closed in February 2010.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2010.

	Expected maturity date October 31,
(All amounts in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$1,064	$—	$—	$—	$—	$—	$1,064	$1,064
Accounts receivable (1)	31,743	—	—	—	—	—	31,743	31,743
Advances to suppliers (1)	1,598	—	—	—	—	—	1,598	1,598

Liabilities
Payable to growers (1)	$11,208	$—	$—	$—	$—	$—	$11,208	$11,208
Accounts payable (1)	2,839	—	—	—	—	—	2,839	2,839
Current borrowings pursuant to credit facilities (1)	7,150	—	—	—	—	—	7,150	7,150
Current long-term borrowings pursuant to credit facilities (2)	1,000	—	—	—	—	—	1,000	1,024
Fixed-rate long-term obligations (3)	1,369	1,373	1,376	1,380	1,383	577	7,458	8,082

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Current long-term borrowings pursuant to our credit facility bears interest at 6.5%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 4.0%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value by approximately $10,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 4.3% to 5.7% with a weighted-average interest rate of 5.5%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $235,000.
     Except as disclosed in Note 16, we were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.
     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. We do not anticipate using derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates during fiscal 2011. Total foreign currency losses for fiscal 2010, net of gains was $0.1 million. Total foreign currency gains for fiscal 2009, and 2008, net of losses, was less than $0.1 million and $0.5 million.

Item 8. Financial Statements and Supplementary Data
CALAVO GROWERS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,064	$875
Accounts receivable, net of allowances of $1,372 (2010) and $2,353 (2009)	31,743	22,314
Inventories, net	14,831	11,731
Prepaid expenses and other current assets	8,424	6,430
Advances to suppliers	1,598	2,623
Income taxes receivable	1,816	2,178
Deferred income taxes	2,336	2,728

Total current assets	61,812	48,879
Property, plant, and equipment, net	41,059	38,621
Investment in Limoneira Company	34,986	24,200
Investment in unconsolidated entities	2,016	1,382
Goodwill	4,085	3,591
Other assets	6,240	6,076

	$150,198	$122,749

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$11,208	$4,343
Trade accounts payable	2,839	2,223
Accrued expenses	15,353	16,123
Short-term borrowings	8,150	5,520
Dividend payable	8,092	7,252
Current portion of long-term obligations	1,369	1,366

Total current liabilities	47,011	36,827
Long-term liabilities:
Long-term obligations, less current portion	6,089	13,908
Deferred income taxes	8,266	2,527

Total long-term liabilities	14,355	16,435
Commitments and contingencies
Noncontrolling interest	575	—
Shareholders’ equity:
Common stock ($0.001 par value, 100,000 shares authorized; 14,712 and 14,505 shares outstanding at October 31, 2010 and 2009)	14	14
Additional paid-in capital	42,319	39,714
Accumulated other comprehensive income	6,959	466
Retained earnings	38,965	29,293

Total shareholders’ equity	88,257	69,487

	$150,198	$122,749

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended October 31,
	2010	2009	2008
Net sales	$398,351	$344,765	$361,474
Cost of sales	346,821	300,232	328,293

Gross margin	51,530	44,533	33,181
Selling, general and administrative	23,168	22,791	20,914

Operating income	28,362	21,742	12,267
Equity in earnings from unconsolidated entities	749	610	279
Interest income	274	381	516
Interest expense	(834)	(1,108)	(1,485)
Other income, net	430	263	715

Income before provision for income taxes	28,981	21,888	12,292
Provision for income taxes	11,341	8,277	4,567

Net Income	17,640	13,611	7,725
Add: Net loss attributable to noncontrolling interest	124	—	—

Net income attributable to Calavo Growers, Inc.	$17,764	$13,611	$7,725

Calavo Growers, Inc.’s net income per share:
Basic	$1.22	$0.94	$0.54

Diluted	$1.22	$0.94	$0.53

Number of shares used in per share computation:
Basic	14,610	14,451	14,398

Diluted	14,619	14,503	14,481

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended
	October 31,
	2010	2009	2008
Net income	$17,640	$13,611	$7,725

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	10,786	(5,704)	(19,058)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(4,293)	2,227	7,337

Other comprehensive income (loss), net of tax	6,493	(3,477)	(11,721)

Comprehensive income (loss)	24,133	10,134	(3,996)
Add: Net loss attributable to noncontrolling interest	124	—	—

Comprehensive income (loss) — Calavo Growers, Inc.	$24,257	$10,134	$(3,996)

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance, October 31, 2007	14,371	14	38,068	15,664	20,257	74,003
Exercise of stock options and income tax benefit of $147	48	—	534	—	—	534
Stock compensation expense	—	—	24	—	—	24
Unrealized loss on Limoneira investment, net	—	—	—	(11,721)	—	(11,721)
Dividend declared to shareholders	—	—	—	—	(5,048)	(5,048)
Net income	—	—	—	—	7,725	7,725

Balance, October 31, 2008	14,419	14	38,626	3,943	22,934	65,517
Exercise of stock options and income tax benefit of $261	86	—	1,044	—	—	1,044
Stock compensation expense	—	—	44	—	—	44
Unrealized loss on Limoneira investment, net	—	—	—	(3,477)	—	(3,477)
Dividend declared to shareholders	—	—	—	—	(7,252)	(7,252)
Net income	—	—	—	—	13,611	13,611

Balance, October 31, 2009	14,505	14	39,714	466	29,293	69,487
Exercise of stock options and income tax benefit of $664	207	—	2,553	—	—	2,553
Stock compensation expense	—	—	52	—	—	52
Unrealized gain on Limoneira investment, net	—	—	—	6,493	—	6,493
Dividend declared to shareholders	—	—	—	—	(8,092)	(8,092)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	17,764	17,764

Balance, October 31, 2010	14,712	$14	$42,319	$6,959	$38,965	$88,257

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$17,640	$13,611	$7,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,368	3,054	2,657
Provision for losses on accounts receivable	38	106	20
Income from unconsolidated entities	(750)	(610)	(279)
Interest on deferred consideration	62	152	75
Stock compensation expense	52	44	24
Loss on disposal of property, plant, and equipment	—	—	70
Deferred income taxes	1,332	(215)	940
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(9,353)	5,297	(1,400)
Inventories, net	(3,006)	3,158	(5,587)
Prepaid expenses and other current assets	(2,544)	(963)	1
Advances to suppliers	1,025	219	(549)
Income taxes receivable	765	(1,072)	461
Other assets	(25)	(113)	171
Payable to growers	6,865	(602)	919
Trade accounts payable and accrued expenses	2,729	(69)	48

Net cash provided by operating activities	18,198	21,997	5,296
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(4,767)	(4,149)	(2,674)
Loan to Agricola Belher	—	—	(750)
Collections from Agricola Belher	1,781	507	1,000
Distribution from unconsolidated entity	116	—	—
Acquisition of Hawaiian Sweet and Pride, net of cash acquired	(4,500)	(2,348)	(5,030)
Acquisition of Calavo Salsa Lisa, net of cash acquired	(351)	—	—

Net cash used in investing activities	(7,721)	(5,990)	(7,454)
Cash Flows from Financing Activities:
Dividend paid to shareholders	(7,252)	(5,047)	(5,031)
Proceeds (repayments) from (on) line of credit borrowings, net	1,580	(11,160)	8,500
Payments on long-term obligations	(6,766)	(1,364)	(1,389)
Proceeds from stock option exercises	1,889	783	387
Tax benefit of stock option exercises	261	147	233

Net cash provided by (used in) financing activities	(10,288)	(16,641)	2,700

Net increase (decrease) in cash and cash equivalents	189	(634)	542
Cash and cash equivalents, beginning of year	875	1,509	967

Cash and cash equivalents, end of year	$1,064	$875	$1,509

Supplemental Information -
Cash paid during the year for:
Interest	$850	$1,195	$1,455

Income taxes	$8,845	$8,803	$2,504

Noncash Investing and Financing Activities:
Tax receivable increase related to stock option exercise	$664	$261	$147

Declared dividends payable	$8,092	$7,252	$5,047

Construction in progress included in trade accounts payable and accrued expenses	$32	$245	$259

Capital lease obligations	$—	$—	$1,125

Fixed asset acquired with long term debt	$—	$—	$4,000

Minimum earnout adjustment related to the acquisition of Hawaiian Sweet and Pride	$—	$902	$—

Unrealized holding gains (losses)	$10,786	$(5,704)	$(19,058)

In February 2010, we entered into an asset purchase and contribution agreement in which we acquired a 65 percent ownership interest in newly created Calavo Salsa Lisa, LLC which acquired substantially all of the assets of Lisa’s Salsa Company. See Note 16 for further information. The following table summarizes the estimated fair values of the non-cash assets acquired and liabilities assumed at the date of acquisition (in thousands):

(in thousands)	2010
Current assets, excluding cash	$214
Property, plant, and equipment	321
Goodwill	88
Intangible assets	1,950

Total assets acquired	2,573
Current liabilities	(55)
Noncontrolling interest	(699)
Contingent consideration	(1,468)

Net non-cash assets acquired	$351

CALAVO GROWERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
(in thousands)
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

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the business
Business
     Calavo Growers, Inc. (Calavo, the Company, we, us or our) procures and markets avocados and other perishable commodities and prepares and distributes processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our operating facilities in Arizona, California, Hawaii, New Jersey, Texas, and Mexico, we sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas for distribution both domestically and internationally. We also have an operating facility in Minnesota that produces salsa. We report our operations in two different business segments: (1) Fresh products and (2) CalavoFoods. See Note 11 in our consolidated financial statements for further information about our business segments. See Note 16 for discussion regarding our acquisition of Calavo Salsa Lisa.
2. Basis of Presentation and Significant Accounting Policies
     The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States.
     Our consolidated financial statements include the accounts of Calavo Growers, Inc. and our wholly owned subsidiaries, Calavo de Mexico S.A. de C.V., Calavo Foods de Mexico S.A. de C.V., Maui Fresh International, Inc. (Maui), Calavo Inversiones (Chile) Limitada, Hawaiian Sweet, Inc. (“HS”) and Hawaiian Pride, LLC (“HP”). In addition, we consolidate our newly acquired entity Calavo Salsa Lisa, in which we have a 65 percent ownership interest. See Note 16 for discussion regarding our acquisition of Calavo Salsa Lisa. Such dissolution did not have any impact on our financial position or our results of operations. All intercompany accounts and transactions have been eliminated in consolidation. Effective July 2009, we formed Calavo Inversiones (Chile) Limitada, a wholly owned subsidiary.
Cash and Cash Equivalents
     We consider all highly liquid financial instruments purchased with an original maturity date of three months or less to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.
Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist primarily of non-trade receivables, infrastructure advances and prepaid expenses. Non-trade receivables were $6.9 and $5.0 million at October 31, 2010 and 2009. Infrastructure advances are discussed further below. Prepaid expenses are primarily for insurance, rent and other items.
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
     We capitalize software development costs for internal use beginning in the application development stage and ending when the asset is placed into service. Costs capitalized include coding and testing activities and various implementation costs. These costs are limited to (1) external direct costs of materials and services consumed in developing or obtaining internal-use computer software; (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project to the extent of the time spent directly on the project; and (3) interest cost incurred while developing internal-use computer software. See Note 4 for further information.

Goodwill and Acquired Intangible Assets
     Goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We performed our annual assessment of goodwill and determined that no impairment existed as of October 31, 2010.
Long-lived Assets
     Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less then the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. We have evaluated our long-lived assets and determined that no impairment existed as of October 31, 2010.
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
     Commencing on the first anniversary of this agreement and continuing thereafter during the term of the agreement, Calavo has the unconditional right, but not the obligation, to purchase the one-half interest in Maui Fresh owned by SRD at a purchase price to be determined pursuant to the agreement. The term of the agreement is for five years, which may be extended, or terminated early, as defined. As of October 31, 2010, we have no advances outstanding to Maui Fresh. As of October 31, 2009, we have advanced Maui Fresh approximately $0.4 million (included in prepaid expenses and other current assets) for working capital purposes. Per the agreement, these advances were made at our own discretion and are expected to be paid back in cash.
     In June 2009, we (through a newly created wholly owned subsidiary: Calavo Inversiones (Chile) Limitada) entered into a joint venture agreement with Exportadora M5, S.A. (M5) for the purpose of selling and distributing Chilean sourced avocados. Such joint venture operates under the name of Calavo de Chile and commenced operations in July 2009. M5 and Calavo each have an equal one-half ownership interest in Calavo de Chile, but M5 has overall management responsibility for the operations of Calavo De Chile. We use the equity method to account for this investment.
Marketable Securities
     Our marketable securities consist of our investment in Limoneira Company (Limoneira) stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are carried at fair value as determined from quoted market prices. The estimated fair value, cost, and gross unrealized gain related to such investment was $35.0 million, $23.5 million and $11.5 million as of October 31, 2010. The estimated fair value, cost, and gross unrealized gain related to such investment was $24.2 million, $23.5 million and $0.7 million as of October 31, 2009.
Advances to Suppliers
     We advance funds to third-party growers primarily in Chile and Mexico for various farming needs. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. We continuously evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance. No such allowance was required at October 31, 2010, nor October 31, 2009.
     In June 2007, we entered into a distribution agreement with Agricola Belher (Belher) of Mexico, a producer of fresh vegetables, primarily tomatoes, for export to the U.S. market. Pursuant to such distribution agreement, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our company, primarily our Arizona facility. In exchange, we agreed to sell and distribute such tomatoes, advance $2 million to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. The agreement also allows for us to advance additional amounts to Belher at our sole discretion. As of October 31, 2010 and 2009, we have advanced $1.0 million and $2.0 million to Belher pursuant to this agreement, which is recorded in advances to suppliers.
Infrastructure Advances
     We entered into an infrastructure agreement in June 2007 with Belher in order to significantly increase production yields and fruit quality. Pursuant to this agreement, we advanced $2.4 million and $4.2 million as of October 31, 2010 and 2009 ($1.2 million and $1.8 million included in prepaid expenses and other current assets and $1.2 million and $2.4 million included in other long-term assets). Belher is to annually repay these advances in no less than 20% increments through July 2012. Agricola Belher paid $1.8 million and $0.5 million in fiscal years 2010 and 2009 related to infrastructure advances. For fiscal year 2010 and 2009, we have not made any infrastructure advances to Agricola Belher. In addition, the agreement allows for additional $1.0 million advances to take place during the last five months of each of our fiscal years 2009 and 2010, but they are subject to certain conditions and are to be made at our sole discretion. Belher is to annually repay these advances in full on or before each of July 2010 and July 2011. For fiscal 2010 and 2009, no additional advances were made to Belher. Interest is to be paid monthly or annually, as defined. Belher may prepay, without penalty, all or any portion of the advances at any time.
Accrued Expenses
     Included in accrued expenses at October 31, 2010 are un-vouchered receipts and deferred consideration of approximately $1.9 million and $1.5 million. Included in accrued expenses at October 31, 2009 are un-vouchered receipts and deferred consideration of $2.0 million and $3.9 million.
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

Promotional Allowances
     We provide for promotional allowances at the time of sale, based on our historical experience. Our estimates are generally based on evaluating the historical relationship between promotional allowances and gross sales. The derived percentage is then applied to the current period’s sales revenues in order to arrive at the appropriate debit to sales allowances for the period. The offsetting credit is made to accrued expenses. When certain amounts of specific customer accounts are subsequently identified as promotional, they are written off against this allowance. Actual amounts may differ from these estimates and such differences are recognized as an adjustment to net sales in the period they are identified.
Allowance for Accounts Receivable
     We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable.
Consignment Arrangements
     We frequently enter into consignment arrangements with avocado and tomato growers and packers located outside of the United States and growers of certain perishable products in the United States. Although we generally do not take legal title to these avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. Amounts recorded for each of the fiscal years ended October 31, 2010, 2009 and 2008 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2010	2009	2008
Sales	$54,736	$44,776	$49,189
Cost of Sales	48,713	41,941	45,739

Gross Margin	$6,023	$2,835	$3,450

Advertising Expense
     Advertising costs are expensed when incurred. Such costs in fiscal 2010, 2009, and 2008 were approximately $0.1 million.
Other income, net
     Included in other income, net is dividend income totaling $0.3 million, $0.2 million and $0.6 million for fiscal years 2010, 2009, and 2008.
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
Basic and Diluted Net Income per Share
     Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock options. The basic weighted-average number of common shares outstanding was 14,610,000, 14,451,000, and 14,398,000 for fiscal years 2010, 2009, and 2008. Diluted earnings per common share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock options, which were 9,000, 52,000, and 83,000 for fiscal years 2010, 2009 and 2008. There were no significant anti-dilutive options for fiscal years 2010, 2009 and 2008.
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
     We measure the fair value of our stock option awards on the date of grant. The following assumptions were used in the estimated grant date fair value calculations for stock options:

	2010	2009	2008
Risk-free interest rate	1.70%	2.02%	2.95%
Expected volatility	47.37%	67.95%	28.24%
Dividend yield	2.5%	4.3%	2.4%
Expected life (years)	4.0	4.0	4.0
     For the years ended October 31, 2010, 2009 and 2008, we recognized compensation expense of $52,000, $44,000, and $24,000 related to stock-based compensation.
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

Foreign Currency Translation and Remeasurement
     Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries is the United States dollar. As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements are included in income. Gains and losses resulting from foreign currency transactions are also recognized currently in income. Total foreign currency losses for fiscal 2010, net of gains was $0.1 million. Total foreign currency gains for fiscal 2009, and 2008, net of losses, was less than $0.1 million and $0.5 million.
Fair Value of Financial Instruments
     We believe that the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets. We believe that our fixed-rate long-term obligations have a fair value of approximately $8.1 million as of October 31, 2010, with a corresponding carrying value of approximately $7.5 million. In addition, our long-term borrowings pursuant to credit facilities have a fair value and a corresponding carrying value of approximately of $1.0 million.
Derivative Financial Instruments
     Except as disclosed in Note 16, we were not a party to any derivative instruments during the fiscal year 2010. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.
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
     Effective the first quarter of fiscal 2010, we adopted revised accounting guidance for business combinations, which changed its previous accounting practices regarding business combinations. The statement requires a number of changes, to be applied prospectively, to the purchase method of accounting for acquisitions, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The impact of this accounting guidance and its relevant updates on our results of operations or financial position will vary depending on each specific business combination. See Note 16 for a business combination we closed in February 2010.
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
     Effective the first quarter of fiscal 2010, we adopted revised accounting guidance related to the accounting and reporting for minority interests. Minority interests are now re-characterized as noncontrolling interests and in most cases are reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest is now included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. See Note 16 for a business combination we closed in February 2010.
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
Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders. For the fiscal year ended October 31, 2010, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $6.5 million, net of income taxes. Limoneira’s stock price at October 31, 2010 equaled $20.24 per share, after a 10 for 1 stock split in the second quarter of fiscal year 2010. For the fiscal year ended October 31, 2009, other comprehensive loss includes the unrealized loss on our Limoneira investment totaling $3.5 million, net of income taxes. Limoneira’s stock price at October 31, 2009 equaled $14.00 per share (adjusted for the above mentioned stock split). For the fiscal year ended October 31, 2008, other comprehensive loss includes the unrealized loss on our Limoneira investment totaling $11.7 million, net of income taxes. Limoneira’s stock price at October 31, 2008 equaled $17.30 per share (adjusted for the above mentioned stock split).
Reclassifications
     Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.

3. Inventories
     Inventories consist of the following (in thousands):

	October 31,
	2010	2009
Fresh fruit	$8,630	$4,495
Packing supplies and ingredients	3,069	2,652
Finished processed foods	3,132	4,584

	$14,831	$11,731

     We did not record any lower of cost or market adjustments during fiscal years 2010 and 2009.
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
4. Property, Plant, and Equipment
     Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2010	2009
Land	$7,023	$6,923
Buildings and improvements	18,039	17,694
Leasehold improvements	1,104	828
Equipment	48,725	45,812
Information systems — Hardware and software	5,175	5,209
Construction in progress	2,265	648

	82,331	77,114
Less accumulated depreciation and amortization	(41,272)	(38,493)

	$41,059	$38,621

     Depreciation expense was $2.8 million, $2.6 million and $2.1 million for fiscal years 2010, 2009, and 2008, of which $0.1 million was related to depreciation on capital leases for fiscal years 2010, 2009, and 2008.
     We capitalize software development costs for internal use beginning in the application development stage and ending when the asset is placed into service. We amortize such costs using the straight-line basis over estimated useful lives. In fiscal year 2010, we have begun the conversion to a new accounting software system. The net book value of capitalized computer software costs was $2.0 million and $0.4 million as of October 31, 2010 and 2009 and the related depreciation expense was $0.1 million for the fiscal years ended October 31, 2010 and 2009.

5. Other Assets
     Other assets consist of the following (in thousands):

	October 31,	October 31,
	2010	2009
Grower advances	$1,827	$2,123
Intangibles, net	2,872	1,205
Loan to Agricola Belher	1,225	2,450
Other	316	298

	$6,240	$6,076

     At October 31, 2010, other assets in the accompanying consolidated financial statements included the following intangible assets: customer list, trade name and non-competition agreements of $2.2 million (accumulated amortization of $1.1 million), brand name intangibles of $0.3 million, trade secrets of $1.4 million (accumulated amortization of $0.1 million) and a customer list of $0.2 million. The customer-related, trade name and non-competition agreements are being amortized over periods up to 10 years, the trade secrets are being amortized over 13 years and the customer list is being amortized over 7 years. The intangible asset related to the brand name currently has an indefinite life and, as a result, is not currently subject to amortization. We recorded amortization expense of approximately $291,000, $171,000, and $247,000 for fiscal years 2010, 2009, and 2008. We anticipate recording amortization expense of approximately $318,000 of amortization expense for fiscal year 2011 and $305,000 of amortization expense for fiscal years 2012 through 2015. The remainder of approximately $1,058,000 will be amortized over fiscal years 2016 through 2023.
6. Revolving Credit Facilities
     In July 2009 and May 2008, we renewed and/or extended our non-collateralized, revolving credit facilities with Bank of America, N.A. and Farm Credit West, PCA. These two credit facilities expire in July 2011 and February 2012. Under the terms of these agreements, we are advanced funds for working capital, the purchase and installation of capital items, and/or other corporate needs of the Company. In July 2009, our credit available under these combined borrowing agreements was increased from $40 million to $45 million, with a weighted-average interest rate of 2.3% at October 31, 2010 and 2.4% at October 31, 2009. Under these credit facilities, we had $8.2 million and $12.0 million outstanding at October 31, 2010 and 2009, of which $6.5 million was classified as a long-term liability as October 31, 2009. These credit facilities contain various financial covenants, the most significant relating to tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at October 31, 2010.
7. Employee Benefit Plans
     We sponsor two defined contribution retirement plans for salaried and hourly employees. Expenses for these plans approximated $639,000, $557,000, and $604,000 for fiscal years 2010, 2009 and 2008, which are included in selling, general and administrative expenses in the accompanying financial statements.
     We also sponsor a non-qualified defined benefit plan for two retired executives. Pension expenses, including actuarial losses, approximated $34,000 and $48,000 for the year ended October 31, 2010, and 2009. Pension income, including actuarial gains approximated $36,000 for the years ended October 31, 2008. These amounts are included in selling, general and administrative expenses in the accompanying financial statements.
     Components of the change in projected benefit obligation for fiscal year ends consist of the following (in thousands):

	2010	2009
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$283	$279
Interest cost	16	18
Actuarial loss	18	30
Benefits paid	(42)	(44)

Projected benefit obligation at end of year (unfunded)	$275	$283

     The following is a reconciliation of the unfunded status of the plans at fiscal year ends included in accrued expenses (in thousands):

	2010	2009
Projected benefit obligation	$275	$283
Unrecognized net (gain) loss	—	—

Recorded pension liabilities	$275	$283

     Significant assumptions used in the determination of pension expense consist of the following:

	2010	2009
Discount rate on projected benefit obligation	5.00%	5.25%
8. Commitments and Contingencies
Commitments and guarantees
     We lease facilities and certain equipment under non cancelable operating leases expiring at various dates through 2021. We are committed to make minimum cash payments under these agreements as of October 31, 2010 as follows (in thousands):

2011	$1,480
2012	1,378
2013	1,365
2014	1,297
2015	1,216
Thereafter	4,756

$11,492

     Total rent expense amounted to approximately $1.7 million, $1.8 million and $1.7 million for the years ended October 31, 2010, 2009, and 2008. Rent to Limoneira, for our corporate office, amounted to approximately $0.2 million for fiscal years 2010, 2009, and 2008. We are committed to rent our corporate facility through fiscal 2015 at an annual rental of $0.2 million per annum (subject to annual CPI increases, as defined).
     We indemnify our directors and officers and have the power to indemnify each of our employees and other agents, to the maximum extent permitted by applicable law. The maximum amount of potential future payments under such indemnifications is not determinable. No amounts have been accrued in the accompanying financial statements related to these indemnifications.
     In February 2009, we ceased operating in our distribution center in San Antonio, Texas and transferred our operations to our newly leased facility location in Garland, Texas. The term of the operating lease for the new facility is for 10 years, with two five year options to extend at our choice. Total rent expense amounted to approximately $0.6 million and $0.5 million for the years ended October 31, 2010 and 2009.
Litigation
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
     We are currently under examination by the Mexican tax authorities (Hacienda) for the tax year ended December 31, 2004. We have received an assessment totaling approximately $4.5 million from Hacienda related to the amount of income at our Mexican subsidiary, which primarily is related to three issues, one of which represents the majority of the total assessment (the primary assessment). In the fourth quarter of 2010, we received a favorable ruling from the tax court related to the primary assessment, but received an unfavorable ruling related to the remaining issues. We appealed the unfavorable rulings, which we believe are without merit. We do not believe that the resolution of this examination will have a significant impact on our results of operations.

     In the second quarter of 2009, the Hacienda initiated an examination related to tax year ended December 31, 2007 as well. We are not aware of any assessments related to this examination, nor do we expect this examination to have a significant impact on our results of operations.
     In the first quarter of 2011, we received an assessment totaling approximately $720,000 related to tax year ended December 31, 2005. This assessment relates to depreciation expense taken on such tax return. Based on discussions with legal counsel, we believe that the Hacienda’s position is without merit and do not believe that the resolution of this examination will have a significant impact on our results of operations.
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
     Certain members of our Board of Directors market avocados through Calavo pursuant to our customary marketing agreements. During the years ended October 31, 2010, 2009 and 2008, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors, was $23.9 million, $7.2 million, and $11.9 million. Accounts payable to these Board members was $1.3 million as of October 31, 2010. We did not have an accounts payable balance to these Board member as of October 31, 2009.
     During fiscal 2010, 2009 and 2008, we received $0.2 million, $0.1 million, and $0.6 million as dividend income from Limoneira.
10. Income Taxes
     The income tax provision consists of the following for the years ended October 31 (in thousands):

	2010	2009	2008
Current:
Federal	$7,988	$6,305	$2,639
State	1,868	1,522	615
Foreign	153	160	251

Total current	10,009	7,987	3,505
Deferred	1,332	290	1,062

Total income tax provision	$11,341	$8,277	$4,567

     At October 31, 2010 and 2009, gross deferred tax assets totaled approximately $3.0 million and $3.0 million, while gross deferred tax liabilities totaled approximately $9.0 million and $3.3 million. Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.
     Significant components of our deferred taxes assets (liabilities) as of October 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Allowances for accounts receivable	$609	$1,568
Inventories	662	283
State taxes	470	342
Intangible assets	—	73
Accrued liabilities	595	462

Current deferred income taxes	$2,336	$2,728

Property, plant, and equipment	(3,775)	(2,732)
Intangible assets	(76)	(178)
Unrealized gain, Limoneira investment	(4,586)	(292)
Retirement benefits	—	(83)
Stock-based compensation	125	250
Other	46	3

Long-term deferred income taxes	$(8,266)	$(3,032)

     A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income is as follows:

	2010	2009	2008
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effects	4.8	4.9	4.3
Foreign income taxes greater (less) than U.S.	(0.9)	(1.1)	(1.2)
Benefit of lower federal tax brackets	—	—	(0.6)
Other	0.2	(1.0)	(0.3)

	39.1%	37.8%	37.2%

     We intend to reinvest our accumulated foreign earnings, which approximated $6.2 million at October 31, 2010, indefinitely. As a result, we have not provided any deferred income taxes on such unremitted earnings. For fiscal years 2010, 2009 and 2008, income before income taxes related to domestic operations was approximately $28.3 million, $21.0 million, and $10.9 million. For fiscal years 2010, 2009 and 2008, income before income taxes related to foreign operations was approximately $0.7 million, $0.9 million and $1.4 million.
     As of October 31, 2010 and 2009, we provided a liability of $0.1 million for unrecognized tax benefits related to various federal and state income tax matters. The tax effected amount would reduce our effective income tax rate if recognized.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at November 1, 2008	$107
Additions for tax positions of prior years	(4)

Balance at October 31, 2009	103
Balance at October 31, 2010	$103

     We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. For fiscal 2010 and 2009, we did not record any significant accrued interest and penalties. We do not expect any unrecognized tax benefits to reverse in fiscal 2011.
     We are subject to U.S. federal income tax as well as income of multiple state tax jurisdictions. We are no longer subject to U.S. income tax examinations for the fiscal years prior to fiscal year October 31, 2007, and are no longer subject to state income tax examinations for years prior to October 31, 2006.
11. Segment Information
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

	Fresh	Calavo-
	products	Foods	Total
	(All amounts are presented in thousands)
Year ended October 31, 2010
Net sales	$348,052	$50,299	$398,351
Cost of sales	309,609	37,212	346,821

Gross margin	$38,443	$13,087	$51,530

Year ended October 31, 2009
Net sales	$300,235	$44,530	$344,765
Cost of sales	271,159	29,073	300,232

Gross margin	$29,076	$15,457	$44,533

Year ended October 31, 2008
Net sales	$315,667	$45,807	$361,474
Cost of sales	293,444	34,849	328,293

Gross margin	$22,223	$10,958	$33,181

For fiscal years 2010, 2009 and 2008, inter-segment sales and cost of sales of $21.1 million, $21.9 million, and $23.5 million were eliminated in consolidation.
The following table sets forth sales by product category, by segment (in thousands):

	Year ended October 31, 2010			Year ended October 31, 2009
	Fresh	Calavo-		Fresh	Calavo-
	products	Foods	Total	products	Foods	Total
Third-party sales:
Avocados	$287,808	$—	$287,808	$259,558	$—	$259,558
Tomatoes	41,595	—	41,595	14,067	—	14,067
Papayas	11,278	—	11,278	9,118	—	9,118
Pineapples	3,838	—	3,838	13,341	—	13,341
Other Fresh products	3,617	—	3,617	4,219	—	4,219
CalavoFoods — food service	—	40,654	40,654	—	36,493	36,493
CalavoFoods — retail and club	—	17,473	17,473	—	15,554	15,554

Total gross sales	348,136	58,127	406,263	300,303	52,047	352,350
Less sales incentives	(84)	(7,828)	(7,912)	(68)	(7,517)	(7,585)

Net sales	$348,052	$50,299	$398,351	$300,235	$44,530	$344,765

	Year ended October 31, 2009			Year ended October 31, 2008
	Fresh	Calavo-		Fresh	Calavo-
	products	Foods	Total	products	Foods	Total
Third-party sales:
Avocados	$259,558	$—	$259,558	$268,674	$—	$268,674
Tomatoes	14,067	—	14,067	19,666	—	19,666
Papayas	9,118	—	9,118	8,392	—	8,392
Pineapples	13,341	—	13,341	16,442	—	16,442
Other Fresh products	4,219	—	4,219	2,564	—	2,564
CalavoFoods — food service	—	36,493	36,493	—	38,919	38,919
CalavoFoods — retail and club	—	15,554	15,554	—	14,634	14,634

Total gross sales	300,303	52,047	352,350	315,738	53,553	369,291
Less sales incentives	(68)	(7,517)	(7,585)	(71)	(7,746)	(7,817)

Net sales	$300,235	$44,530	$344,765	$315,667	$45,807	$361,474

     For fiscal years 2010, 2009, and 2008, inter-segment sales and cost of sales for Fresh products totaling $11.7 million, $14.1 million and $13.9 million were eliminated. For fiscal years 2010, 2009, and 2008, inter-segment sales and cost of sales for CalavoFoods totaling $9.4 million $7.8 million, and $9.6 million were eliminated.
     Sales to customers outside the United States were approximately $24.3 million, $16.3 million and $27.3 million for fiscal years 2010, 2009, and 2008.
     Long-lived assets attributed to geographic areas as of October 31 are as follows (in thousands):

	United States	Mexico	Consolidated
2010	$24,816	$16,243	$41,059
2009	$22,748	$15,873	$38,621

12. Long-Term Obligations
     Long-term obligations at fiscal year ends consist of the following (in thousands):

	2010	2009
Farm Credit West, PCA, term loan, bearing interest at 5.7%	$6,500	$7,800
Farm Credit West, PCA, long-term portion of revolving credit facility (Note 6)	—	6,450
Capital Lease, bearing interest at 4.3% at October 31, 2010 and 2009	958	1,024

	7,458	15,274
Less current portion	(1,369)	(1,366)

	$6,089	$13,908

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
     Such term loan contains various financial covenants, the most significant relating to tangible net worth (as defined), and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at October 31, 2010.
     At October 31, 2010, annual debt payments are scheduled as follows (in thousands):

Total
Year ending October 31:
2011	$1,369
2012	1,373
2013	1,376
2014	1,380
2015	1,383
Thereafter	577

$7,458

13. Stock-Based Compensation
The Directors Stock Option Plan
     Participation in the director’s stock option plan, which was approved by our Board of Directors in 2001, was limited to members of our Board of Directors. The plan made available to the Board of Directors the right to grant options to purchase up to 3,000,000 shares of common stock. In connection with the adoption of the plan, the Board of Directors approved an award of fully vested options to purchase 1,240,000 shares of common stock at an exercise price of $5.00 per share.
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
     In December 2006, our Board of Directors approved the issuance of options to acquire a total of 20,000 shares of our common stock to two members of our Board of Directors. Each grant to acquire 10,000 shares vests in increments of 2,000 per annum over a five-year period and has an exercise price of $10.46 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $10.46. The estimated fair market value of such option grant was approximately $40,000. The total compensation cost not yet recognized as of October 31, 2010 was not significant.
     In May 2008, our Board of Directors approved the issuance of options to acquire a total of 58,000 shares of our common stock to three members of our Board of Directors. Each grant vests in equal increments over a five-year period and has an exercise price of $14.58 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $14.58. The estimated fair market value of such option grants were approximately $184,000. The total compensation cost not yet recognized as of October 31, 2010 was approximately $95,000, which will be recognized over the remaining service period of 31 months
     In December 2008, our Board of Directors approved the issuance of options to acquire a total of 10,000 shares of our common stock to one member of our Board of Directors. Such grant vests in equal increments over a five-year period and has an exercise price of $8.05 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $8.05. The estimated fair market value of such option grant was approximately $37,000. The total compensation cost not yet recognized as of October 31, 2010 was approximately $23,000, which will be recognized over the remaining service period of 37 months.
     In August 2010, our Board of Directors approved the issuance of options to acquire a total of 10,000 shares of our common stock to one member of our Board of Directors. Such grant vests in equal increments over a five-year period and has an exercise price of $19.20 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $19.20. The estimated fair market value of such option grant was approximately $64,000. The total compensation cost not yet recognized as of October 31, 2010 was approximately $60,000, which will be recognized over the remaining service period of 57 months.
     A summary of stock option activity is as follows (in thousands, except for share amounts):

		Weighted-Average	Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Fair-Value	Intrinsic Value
Outstanding at October 31, 2007	333	$9.18
Granted	58	$14.58	$3.18/share
Forfeited	(8)	$10.46
Exercised	(23)	$9.22

Outstanding at October 31, 2008	360	$10.02
Granted	10	$8.05	$3.67/share
Exercised	(86)	$9.10

Outstanding at October 31, 2009	284	$10.23
Granted	10	$19.20	$6.36/share
Exercised	(207)	$9.13

Outstanding at October 31, 2010	87	$13.89		$696

Exercisable at October 31, 2010	28	$13.53		$236

     The weighted average remaining life of such outstanding options is 5.7 years and the total intrinsic value of options exercised during fiscal 2010 was $2.6 million. The fair value of shares vested during the year ended October 31, 2010 and 2009 was approximately $0.7 million and $0.2 million. The fair value of shares vested during the year ended October 31, 2008 was not significant.
14. Dividends
     On December 13, 2010, we paid a $0.55 per share dividend in the aggregate amount of $8,092,000 to shareholders of record on December 1, 2010. On December 11, 2009, we paid a $0.50 per share dividend in the aggregate amount of $7,252,000 to shareholders of record on December 1, 2009.
15. Fair value measurements
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
     The following table sets forth our financial assets (there are no liabilities requiring disclosure) as of October 31, 2010 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$34,986	—	—	$34,986

Total assets at fair value	$34,986	$—	$—	$34,986

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at October 31, 2010 and October 31, 2009 equaled $20.24 per share and $14.00 per share (adjusted for a 10 to 1 stock split). Unrealized gain and losses are recognized through other comprehensive income. Unrealized investment holding gains arising during the year ended October 31, 2010 was $10.8 million. Unrealized investment holding losses arising during the year ended October 31, 2009 was $5.7 million.

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Liabilities at Fair Value:
Salsa Lisa contingent consideration(2)	—	—	$1,521	$1,521

Total assets at fair value	$—	$—	$1,521	$1,521

(2)	See Note 16 for further discussion.
16. Business Acquisition
     On February 8, 2010, Calavo Growers, Inc. (“Calavo”), Calavo Salsa Lisa, LLC (“Calavo Salsa Lisa”), Lisa’s Salsa Company (“LSC”) and Elizabeth Nicholson and Eric Nicholson, entered into an Asset Purchase and Contribution Agreement, dated February 8, 2010 (the “Acquisition Agreement”), which sets forth the terms and conditions pursuant to which Calavo acquired a 65 percent ownership interest in newly created Calavo Salsa Lisa which acquired substantially all of the assets of LSC. Elizabeth Nicholson and Eric Nicholson, through LSC, hold the remaining 35 percent ownership of Calavo Salsa Lisa. LSC is a regional producer in the upper Midwest United States of Salsa Lisa refrigerated salsas. We believe that this new line of salsas will further diversify our product offerings and will be a natural complement to our ultra-high-pressure guacamole, as well as our recently introduced Calavo tortilla chips.
     The Acquisition Agreement provided that, among other things, Calavo make a payment totaling $100,000 for the 65 percent interest, as well a $300,000 payment representing a loan to be repaid from Calavo Salsa Lisa to Calavo. Calavo made these initial payments on February 8, 2010.

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
The following table reconciles shareholders’ equity attributable to noncontrolling interest (in thousands):

Year ended
October 31, 2010
Noncontrolling interest, beginning	$—
Net loss attributable to noncontrolling interest	(124)
Capital contributions	699

Noncontrolling interest, ending	$575

17. Subsequent Events
     We have evaluated subsequent events to assess the need for potential recognition or disclosure in this Annual Report on Form 10-K. Such events were evaluated till the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements.
* * *
     Our unaudited quarterly results of operations for the eight fiscal quarters ended October 31, 2010 are set forth above under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Calavo Growers, Inc.
We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. and subsidiaries (the “Company”) as of October 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2010. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calavo Growers, Inc. and subsidiaries at October 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calavo Growers Inc.’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 13, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
January 13, 2011

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2010.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2010. Our internal control over financial reporting as of October 31, 2010 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Calavo Growers, Inc.
We have audited Calavo Growers, Inc.’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Calavo Growers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Calavo Growers, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Calavo Growers, Inc. as of October 31, 2010 and 2009 and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2010 of Calavo Growers Inc., and our report dated January 13, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
January 13, 2011

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
     The following information is included in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after our fiscal year end of October 31, 2010 (the “Proxy Statement”) and is incorporated herein by reference:
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

The following consolidated financial statements as of October 31, 2010 and 2009 and for each of the three years in the period ended October 31, 2010 are included herewith:

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

(3)	Exhibits

Exhibit
Number	Description
2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]

2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[2]

2.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

2.4	Acquisition Agreement between Calavo Growers, Inc., a California corporation and Lecil E. Cole, Eric Weinert, Suzanne Cole-Savard, Guy Cole, and Lecil E. Cole and Mary Jeanette Cole, acting jointly and severally as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993, also known as the Lecil E. and Mary Jeanette Cole Revocable 1993 Trust dated May 19, 2008 [4]

2.5	Acquisition Agreement between Calavo Growers, Inc., Calavo Salsa Lisa, LLC, Lisa’s Salsa Company and Elizabeth Nicholson and Eric Nicholson dated February 8, 2010 [5]

3.1	Articles of Incorporation of Calavo Growers, Inc. [1]

3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[6]

10.1	Form of Marketing Agreement for Calavo Growers, Inc.[7]

10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]

10.3	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]

10.4	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

10.5	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[3]

10.7	Term Loan Agreement dated April 9, 2008 (effective date May 1, 2008) between Farm Credit West, PCA, and Calavo Growers, Inc. [8]

10.8	2005 Stock Incentive Plan Of Calavo Growers, Inc.[9]

Exhibit
Number	Description
10.9	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.10	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.11	2001 Stock Option Plan for Directors.[10]

10.12	2001 Stock Purchase Plan for Officers and Employees.[10]

10.13	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated October 15, 2007[11]

10.14	First Amendment Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated August 28, 2008[12]

10.15	Form of Stock Option Agreement[13]

10.16	Amendment No. 2 to Loan Agreement dated as of July 31, 2009 between Calavo Growers, Inc. and Bank of America, N.A. [14]

10.17	Amendment to Term Loan Agreement between Farm Credit West, PCA, and Calavo Growers, Inc [15]

10.18	2011 Management Incentive Plan of Calavo Growers, Inc.*

21.1	Subsidiaries of Calavo Growers, Inc. [1]

23.1	Consent of Ernst & Young LLP. *

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *

32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *

*	Filed with this Annual Report on Form 10-K.

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

2	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

3	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

4	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

5	Previously filed on February 8, 2010 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

6	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

7	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

8	Previously filed on May 8, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

9	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

10	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

11	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

12	Previously filed on January 27, 2009 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.

13	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

14	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

15	Previously filed on January 11, 2010 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
(b) Exhibits
     See subsection (a) (3) above.

(c) Financial Statement Schedules
     See subsection (a) (1) and (2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 13, 2011.

CALAVO GROWERS, INC
By:	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 13, 2011 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Lecil E. Cole Lecil E. Cole	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

/s/ Arthur J. Bruno Arthur J. Bruno	Chief Operating Officer, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

/s/ James E. Snyder James E. Snyder	Corporate Controller (Principal Accounting Officer)

/s/ Donald M. Sanders Donald M. Sanders	Director

/s/ Marc L. Brown Marc L. Brown	Director

/s/ John M. Hunt John M. Hunt	Director

/s/ George H. Barnes George H. Barnes	Director

/s/ J. Link Leavens J. Link Leavens	Director

/s/ Alva V. Snider Alva V. Snider	Director

/s/ Michael D. Hause Michael D. Hause	Director

/s/ Dorcas H. McFarlane Dorcas H. McFarlane	Director

/s/ Egidio Carbone, Jr Egidio Carbone, Jr	Director

/s/ Steven W. Hollister Steven W. Hollister	Director

/s/ Harold Edwards Harold Edwards	Director

/s/ Scott Van Der Kar Scott Van Der Kar	Director

SCHEDULE II
CALAVO GROWERS, INC.
VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Fiscal year	Balance at			Balance at
	ended	beginning			end
	October 31:	of year	Additions(1)	Deductions(2)	of year
Allowance for customer deductions	2008	1,329	7,065	7,163	1,231
	2009	1,231	6,080	6,058	1,253
	2010	1,253	6,474	6,912	815

Allowance for doubtful accounts	2008	942	93	53	982
	2009	982	122	4	1,100
	2010	1,100	127	670	557

(1)	Charged to net sales (customer deductions) or costs and expenses (doubtful accounts).

(2)	Customer deductions taken or write off of accounts receivables.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]

2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[2]

2.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

2.4	Acquisition Agreement between Calavo Growers, Inc., a California corporation and Lecil E. Cole, Eric Weinert, Suzanne Cole-Savard, Guy Cole, and Lecil E. Cole and Mary Jeanette Cole, acting jointly and severally as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993, also known as the Lecil E. and Mary Jeanette Cole Revocable 1993 Trust dated May 19, 2008 [4]

2.5	Acquisition Agreement between Calavo Growers, Inc., Calavo Salsa Lisa, LLC, Lisa’s Salsa Company and Elizabeth Nicholson and Eric Nicholson dated February 8, 2010 [5]

3.1	Articles of Incorporation of Calavo Growers, Inc. [1]

3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[6]

10.1	Form of Marketing Agreement for Calavo Growers, Inc.[7]

10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]

10.3	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]

10.4	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

10.5	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[3]

10.7	Term Loan Agreement dated April 9, 2008 (effective date May 1, 2008) between Farm Credit West, PCA, and Calavo Growers, Inc. [8]

10.8	2005 Stock Incentive Plan Of Calavo Growers, Inc.[9]

10.9	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.10	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.11	2001 Stock Option Plan for Directors.[10]

10.12	2001 Stock Purchase Plan for Officers and Employees.[10]

10.13	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated October 15, 2007[11]

10.14	First Amendment Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated August 28, 2008[12]

10.15	Form of Stock Option Agreement[13]

10.16	Amendment No. 2 to Loan Agreement dated as of July 31, 2009 between Calavo Growers, Inc. and Bank of America, N.A. [14]

10.17	Amendment to Term Loan Agreement between Farm Credit West, PCA, and Calavo Growers, Inc [15]

10.18	2011 Management Incentive Plan of Calavo Growers, Inc.*

21.1	Subsidiaries of Calavo Growers, Inc. [1]

23.1	Consent of Ernst & Young LLP. *

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *

Exhibit
Number	Description
32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *

*	Filed with this Annual Report on Form 10-K.

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

2	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

3	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

4	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

5	Previously filed on February 8, 2010 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

6	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

7	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

8	Previously filed on May 8, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

9	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

10	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

11	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

12	Previously filed on January 27, 2009 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.

13	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

14	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

15	Previously filed on January 11, 2010 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.