Form 10-Q
period 2011-01-31
CALAVO GROWERS INC
filed 2011-03-11
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Registrant’s number of shares of common stock outstanding as of January 31, 2011 was 14,725,433

CAUTIONARY STATEMENT
     This Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “will,” and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: increased competition, conducting substantial amounts of business internationally, pricing pressures on agricultural products, adverse weather and growing conditions confronting avocado growers, new governmental regulations, as well as other risks and uncertainties, including but not limited to those set forth in Part I., Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events, or otherwise.

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(in thousands)

	January 31,	October 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$936	$1,064
Accounts receivable, net of allowances of $1,366 (2011) and $1,372 (2010)	36,704	31,743
Inventories, net	15,721	14,831
Prepaid expenses and other current assets	7,964	8,424
Advances to suppliers	368	1,598
Income taxes receivable	2,439	1,816
Deferred income taxes	2,336	2,336

Total current assets	66,468	61,812
Property, plant, and equipment, net	41,403	41,059
Investment in Limoneira Company	38,893	34,986
Investment in unconsolidated entities	2,101	2,016
Goodwill	4,085	4,085
Other assets	6,083	6,240

	$159,033	$150,198

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$4,013	$11,208
Trade accounts payable	2,650	2,839
Accrued expenses	16,646	15,353
Short-term borrowings	24,740	8,150
Dividend payable	—	8,092
Current portion of long-term obligations	1,370	1,369

Total current liabilities	49,419	47,011
Long-term liabilities:
Long-term obligations, less current portion	6,071	6,089
Deferred income taxes	9,711	8,266

Total long-term liabilities	15,782	14,355
Commitments and contingencies Noncontrolling interest	554	575
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,726 (2011) and 14,712 (2010) issued and outstanding	14	14
Additional paid-in capital	42,575	42,319
Accumulated other comprehensive income	9,420	6,959
Retained earnings	41,269	38,965

Total shareholders’ equity	93,278	88,257

	$159,033	$150,198

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three months ended
	January 31,
	2011	2010

Net sales	$91,319	$67,320
Cost of sales	82,650	58,445

Gross margin	8,669	8,875
Selling, general and administrative	5,015	5,164

Operating income	3,654	3,711
Interest expense	(204)	(229)
Other income, net	226	265

Income before provision for income taxes	3,676	3,747
Provision for income taxes	1,386	1,473

Net income	2,290	2,274
Add: Net loss attributable to noncontrolling interest	21	—

Net income attributable to Calavo Growers, Inc.	$2,311	$2,274

Calavo Growers, Inc.’s net income per share:
Basic	$0.16	$0.16

Diluted	$0.16	$0.16

Number of shares used in per share computation:
Basic	14,723	14,505

Diluted	14,736	14,572

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended
	January 31,
	2011	2010

Net income	$2,290	$2,274

Other comprehensive income (loss):
Unrealized investment holding gains (losses) arising during period	3,907	(518)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(1,446)	202

Total Other comprehensive income (loss)	2,461	(316)

Comprehensive income	4,751	1,958
Add: Net loss attributable to noncontrolling interest	21	—

Comprehensive income — Calavo Growers, Inc.	$4,772	$1,958

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended January 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$2,290	$2,274
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	927	791
Provision for losses on accounts receivable	3	—
Income from unconsolidated entities	(119)	(122)
Interest on deferred consideration	18	24
Stock compensation expense	16	12
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(4,964)	(6,849)
Inventories, net	(890)	(1,679)
Prepaid expenses and other current assets	460	73
Advances to suppliers	1,230	2,193
Income taxes receivable	(581)	1,416
Other assets	—	(30)
Payable to growers	(7,196)	1,881
Trade accounts payable and accrued expenses	1,086	(381)

Net cash used in operating activities	(7,720)	(397)
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(1,114)	(1,288)
Distribution from unconsolidated entity	34	—

Net cash used in investing activities	(1,080)	(1,288)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(8,099)	(7,252)
Proceeds from revolving credit facilities, net	16,590	9,050
Payments on long-term obligations	(17)	(16)
Exercise of stock options	198	—

Net cash provided by financing activities	8,672	1,782

Net increase (decrease) in cash and cash equivalents	(128)	97
Cash and cash equivalents, beginning of period	1,064	875

Cash and cash equivalents, end of period	$936	$972

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$42	$—

Unrealized investment holding gains (losses)	$3,907	$(518)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
1. Description of the business
Business
     Calavo Growers, Inc. (Calavo, the Company, we, us or our) procures and markets avocados and other perishable commodities and prepares and distributes processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our operating facilities in Arizona, California, Hawaii, New Jersey, Texas, and Mexico, we sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas for distribution both domestically and internationally. We also have an operating facility in Minnesota that produces salsa. We report our operations in two different business segments: Fresh products and CalavoFoods.
     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.
Recently Adopted Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance for the accounting of transfers of financial assets. This guidance is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of this accounting guidance did not have a material impact on our financial position, results of operations or liquidity.
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
Recently Issued Accounting Standards
     In December 2010, the FASB issued an update to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This accounting guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2010, and interim periods within those fiscal years. Early adoption is not permitted. We do not believe that adoption of this guidance will have a material impact on our financial position and results of operations.
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

	Three months ended January 31, 2011			Three months ended January 31, 2010
	Fresh			Fresh
	products	CalavoFoods	Total	products	CalavoFoods	Total
Third-party sales:
Avocados	$69,648	$—	$69,648	$43,619	$—	$43,619
Tomatoes	6,917	—	6,917	8,064	—	8,064
Papayas	3,417	—	3,417	2,094	—	2,094
Pineapples	1	—	1	1,734	—	1,734
Other Fresh products	913	—	913	1,020	—	1,020
CalavoFoods — food service	—	8,478	8,478	—	8,257	8,257
CalavoFoods — retail and club	—	4,209	4,209	—	4,587	4,587

Total gross sales	80,896	12,687	93,583	56,531	12,844	69,375
Less sales incentives	(240)	(2,024)	(2,264)	(194)	(1,861)	(2,055)

Net sales	$80,656	$10,663	$91,319	$56,337	$10,983	$67,320

	Fresh	Calavo-
	products	Foods	Total
	(All amounts are presented in thousands)
Three months ended January 31, 2011
Net sales	$80,656	$10,663	$91,319
Cost of sales	74,538	8,112	82,650

Gross margin	$6,118	$2,551	$8,669

Three months ended January 31, 2010
Net sales	$56,337	$10,983	$67,320
Cost of sales	51,518	6,927	58,445

Gross margin	$4,819	$4,056	$8,875

     For the three months ended January 31, 2011 and 2010, inter-segment sales and cost of sales for Fresh products totaling $4.3 million and $3.7 million were eliminated. For three months ended January 31, 2011 and 2010, inter-segment sales and cost of sales for CalavoFoods totaling $2.9 million and $2.2 million were eliminated.

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
3. Inventories
     Inventories consist of the following (in thousands):

	January 31,	October 31,
	2011	2010
Fresh fruit	$8,153	$8,630
Packing supplies and ingredients	3,356	3,069
Finished processed foods	4,212	3,132

	$15,721	$14,831

     During the three months ended January 31, 2011 and 2010, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.
4. Related party transactions
     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended January 31, 2011 and 2010, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $1.5 million and $0.7 million. Amounts payable to these board members were insignificant as of January 31, 2011. Accounts payable to these Board members was $1.3 million as of October 31, 2010.
     During the first quarter of fiscal 2011 and 2010, we received $0.1 million as dividend income from Limoneira.
5. Other assets
     Other assets consist of the following (in thousands):

	January 31,	October 31,
	2011	2010
Grower advances	$1,753	$1,827
Intangibles, net	2,790	2,872
Loan to Agricola Belher	1,225	1,225
Other	315	316

	$6,083	$6,240

     Intangible assets consist of the following (in thousands):

	January 31, 2011			October 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accum.	Book	Carrying	Accum.	Book
	Value	Amortization	Value	Value	Amortization	Value
Customer trade names and non-competition agreements	$2,154	$(1,091)	$1,063	$2,154	$(1,043)	$1,111
Customer list	240	(34)	206	240	(26)	214
Trade secrets	1,350	(104)	1,246	1,350	(78)	1,272
Brand name intangibles	275	—	275	275	—	275

Intangibles, net	$4,019	$(1,229)	$2,790	$4,019	$(1,147)	$2,872

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
     The customer-related, trade name and non-competition agreements are being amortized over periods up to 10 years, the trade secrets are being amortized over 13 years and the customer list is being amortized over 7 years. The intangible asset related to the brand name currently has an indefinite life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $236,000 for the remainder of fiscal 2011, with $305,000 of amortization expense for fiscal years 2012 through 2015. The remainder of approximately $1,058,000 will be amortized over fiscal years 2016 through 2023.
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
     A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2010	87	$13.89
Exercised	(14)	$14.58

Outstanding at January 31, 2011	73	$13.76	$686

Exercisable at January 31, 2011	21	$11.71	$235

     At January 31, 2011, outstanding stock options had a weighted-average remaining contractual term of 5.8 years. At January 31, 2011, exercisable stock options had a weighted-average remaining contractual term of 2.9 years. The total recognized stock-based compensation expense was insignificant for the three months ended January 31, 2011.
7. Other events
Dividend payment
     On December 13, 2010, we paid a $0.55 per share dividend in the aggregate amount of $8,099,000 to shareholders of record on December 1, 2010.
Contingencies
     Hacienda Suits — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax years ended December 31, 2000, 2004 and 2007. There have been no material changes to our examinations by the Hacienda from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2010, except for the following: During the first quarter of 2011, we won our appeal related to the examination of the tax year ended December 31, 2000. As of the filing date of this document, the Hacienda had not appealed this decision, but may in the future.
     In the first quarter of 2011, we received an assessment totaling approximately $720,000 related to the tax year ended December 31, 2005. This assessment relates to depreciation expense taken on such tax return. Based on

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
discussions with our legal counsel, we believe that the Hacienda’s position is without merit and do not believe that the resolution of this examination will have a significant impact on our results of operations.
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
     The following tables set forth our financial assets and liabilities as of January 31, 2011 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$38,893	—	—	$38,893

Total assets at fair value	$38,893	$—	$—	$38,893

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at January 31, 2011 and October 31, 2010 equaled $22.50 per share and $20.24 per share. Unrealized gain and losses are recognized through other comprehensive income. Unrealized investment holding losses arising during the quarter ended January 31, 2011 was $3.9 million. Unrealized investment holding losses arising during the quarter ended January 31, 2010 was $0.5 million.

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Liabilities at Fair Value:
Salsa Lisa contingent consideration	—	—	$1,538	$1,538

Total liabilities at fair value	$—	$—	$1,538	$1,538

CALAVO GROWERS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (CONTINUED)
(UNAUDITED)
9. Noncontrolling interest
The following table reconciles shareholders’ equity attributable to noncontrolling interest related to the Salsa Lisa acquisition disclosed on our Form10-K for our fiscal year ended October 31, 2010 (in thousands):

Three months ended
January 31, 2011
Noncontrolling interest, beginning	$575
Net loss attributable to noncontrolling interest	(21)
Capital contributions	—

Noncontrolling interest, ending	$554

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
     This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended October 31, 2010 of Calavo Growers, Inc. (we, Calavo, or the Company).
Recent Developments
Dividend payment
     On December 13, 2010, we paid a $0.55 per share dividend in the aggregate amount of $8,099,000 to shareholders of record on December 1, 2010.
Contingencies
     Hacienda Suits — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax years ended December 31, 2000, 2004 and 2007. There have been no material changes to our examinations by the Hacienda from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2010, except for the following: During the first quarter of 2011, we once again won our appeal related to the examination of tax year ended December 31, 2000. As of the filing date of this document, the Hacienda had not appealed this decision, but may in the future.
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
Net Sales
     The following table summarizes our net sales by business segment for each of the three-month periods ended January 31, 2011 and 2010:

	Three months ended January 31,
(in thousands)	2011	Change	2010

Net sales to third-parties:
Fresh products	$80,656	43.2%	$56,337
CalavoFoods	10,663	(2.9)%	10,983

Total net sales	$91,319	35.6%	$67,320

As a percentage of net sales:
Fresh products	88.3%		83.7%
CalavoFoods	11.7%		16.3%

	100.0%		100.0%

     Net sales for the first quarter of fiscal 2011, compared to fiscal 2010, increased by $24.0 million, or 35.6%. The increase in Fresh product sales during the first quarter of fiscal 2011 was primarily related to increased sales of

Mexican and California sourced avocados. These increases were partially offset, however, by decreased sales from Chilean sourced avocados, pineapples, as well as tomatoes. While the procurement of fresh avocados related to our Fresh products segment is very seasonal, our CalavoFoods business is generally not subject to a seasonal effect. For the related three-month period, our CalavoFoods business sales decreased when compared to the corresponding prior year period. This was primarily due to a decrease in total pounds of product sold.
     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.
Fresh products
     Net sales delivered by the business increased by approximately $24.3 million, or 43.2%, for the first quarter of fiscal 2011, when compared to the same period for fiscal 2010. As discussed above, this increase in Fresh product sales during the first quarter of fiscal 2011 was primarily related to increased sales of Mexican and California sourced avocados (due primarily to an increase in both pounds sold and sales price per carton). These increases were partially offset, however, by decreased sales from Chilean sourced avocados (due primarily to a decrease in units sold), pineapples (due primarily to a decrease in units sold), as well as tomatoes (due to a decrease in sales price per unit).
     Sales of Mexican sourced avocados increased $16.5 million, or 44.3%, for the first quarter of 2011, when compared to the same prior year period. The increase in Mexican sourced avocados was due to a combination of an increase in pounds sold and an increase in the sales price per carton. Mexican sourced avocados sales reflect an increase in 8.6 million pounds of avocados sold or 21.9%, when compared to the same prior year period. We attribute most of this increase in volume to the significant decrease in the California and Chilean avocado crop (see additional discussion below). In addition, the sales price per carton increased by approximately 18.4%. We attribute much of this increase to a higher demand for avocados during the first quarter of 2011, when compared to the same prior year period.
     Sales of California sourced avocados increased $11.1 million, or 523.6%, for the first quarter of 2011, when compared to the same prior year period. The increase in California sourced avocados was due to a combination of an increase in pounds sold and an increase in the sales price per carton. California sourced avocados sales reflect an increase in 9.3 million pounds of avocados sold or 358.7%, when compared to the same prior year period. We attribute most of this increase in volume to the large California avocado crop in the prior year which contributed to significant deliveries in November 2010. In addition, the sales price per carton increased by approximately 36.0%. We attribute much of this increase to a higher demand for avocados during the first quarter of 2011, when compared to the same prior year period.
     Partially offsetting such increases was a decrease in sales of pineapples, which decreased $1.7 million, or nearly 100%, for the first quarter of 2011, when compared to the same prior year period. This decrease is primarily related to our agreement with Maui Pineapple Company (Maui) ending in December 2009, which was primarily related to Maui exiting the pineapple business, as well as a significant decrease in pineapple production in Hawaii.
     Sales of Chilean sourced avocados decreased $1.6 million, or 38.1%, for the first quarter of 2011, when compared to the same prior year period. This decrease was primarily related to the decrease in the volume of Chilean fruit sold of 1.7 million pounds, or 41.0%. This decrease was primarily related to the significantly smaller size of the Chilean avocado crop. The price per pound experienced an increase of 5.0% for the first quarter of fiscal 2011, when compared to the same period for fiscal 2010, due primarily to higher avocado demand, as discussed above.
     Sales of tomatoes decreased $1.1 million, or 14.2%, for the first quarter of fiscal 2011, when compared to the same period for fiscal 2010. The decrease in sales for tomatoes is primarily due to a decrease in the average per carton selling price of 16.8%. We attribute some of the decrease in the per carton selling price to the higher volume of tomatoes in the U.S. marketplace, as compared to the prior year. The tomato crops of Florida growers experienced freezing temperatures during our first fiscal quarter of 2011, as well as 2010. The timing of such freezing temperatures, however, impacted how fruit was delivered during these quarters, with fiscal quarter 2011 having much more fruit in the marketplace than the corresponding period in the prior year. We believe the increase of fruit in the marketplace negatively impacted tomato sales prices.
     We anticipate that California avocado sales will experience a seasonal and cyclical increase during our second fiscal quarter of 2011, as compared to the first quarter of 2011. We believe, however, that there will be a significant decrease in California avocado sales when compared to the second fiscal quarter of 2010.
     We anticipate that net sales related to Mexican sourced avocados and tomatoes will increase during our second fiscal quarter of 2011, as compared to the first fiscal quarter of 2011. We anticipate Chilean avocados to experience a seasonal decrease, both as compared to the first quarter of fiscal 2011, as well as the second fiscal quarter of 2010.
CalavoFoods
     Sales for CalavoFoods for the quarter ended January 31, 2011, when compared to the same period for fiscal 2010, decreased $0.3 million, or 2.9%. This decrease was primarily related to a 10.7% net decrease in total pounds sold. The decrease in pounds sold primarily related to a decrease in the pounds sold of our high-pressure guacamole products, which decreased approximately 13.3%, and a decrease in the sale of our frozen guacamole products, which decreased approximately 8.3% when compared to the same prior year period. In an effort to enhance product safety and quality in the segment, we implemented improvements in our manufacturing process during the first quarter of 2011. As a result, there was a temporary disruption, which adversely impacted supply and sales in the segment. The net average selling price decreased 2.8% during our first fiscal quarter of 2011 when compared to the same prior year period. Partially offsetting such decreases was the addition of the recently acquired Calavo Salsa Lisa which contributed approximately $0.3 million in the first quarter of fiscal year 2011. While we believe that our sales will return to our planned/expected levels during our second fiscal quarter of 2011, we are unable to project the impact, if any, this temporary disruption in supply, which impacted sales during our first fiscal quarter, will have on our financial statements during our second fiscal quarter.
Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three-month periods ended January 31, 2011 and 2010:

	Three months ended January 31,
(in thousands)	2011	Change	2010

Gross margins:
Fresh products	$6,118	27.0%	$4,819
CalavoFoods	2,551	(37.1)%	4,056

Total gross margins	$8,669	(2.3)%	$8,875

Gross profit percentages:
Fresh products	7.6%		8.6%
CalavoFoods	23.9%		36.9%
Consolidated	9.5%		13.2%
     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins decreased by approximately $0.2 million, or 2.3%, for the first quarter of fiscal 2011 when compared to the same period for fiscal 2010. These decreases were primarily attributable to reductions in our CalavoFoods segment.

     During our first fiscal quarter of 2011, as compared to the same prior year period, the decrease in our Fresh products segment gross margin percentage was primarily related to higher Mexican sourced avocado fruit costs year-over-year. We were able to increase the selling prices of Mexican sourced avocados, but not at the same rate at which fruit costs increased. The net effect of these negatively impacted gross margins. Partially offsetting such decreases in our gross margin percentage was an increase in pounds sold of California sourced avocados, compared to the same period in fiscal 2010. This increase in pounds sold was due to the large California avocado crop in the prior year which contributed to significant deliveries in November 2010.
     Gross profit percentages for CalavoFoods for the first quarter of fiscal 2011, as compared to the same prior year period, decreased primarily as a result of higher fruit and production costs. The increase in our production costs was primarily related to the aforementioned improvement in our manufacturing process during the first quarter of 2011 and we do not expect such costs to continue for the remainder of this fiscal year. We anticipate that the gross profit percentage for our CalavoFoods segment will continue to experience significant fluctuations during this fiscal year primarily due to the uncertainty of the cost of fruit that will be used in the production process.
     In addition, the U.S. Dollar to Mexican Peso exchange rate weakened during our first fiscal quarter of 2011, as compared to the corresponding prior year period. This had the effect of increasing our per pound costs, which, as a result, negatively impacted gross margins. Any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh product and CalavoFoods segments.
Selling, General and Administrative

	Three months ended January 31,
(in thousands)	2011	Change	2010

Selling, general and administrative	$5,015	(2.9)%	$5,164
Percentage of net sales	5.5%		7.7%
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses decreased $0.1 million, or 2.9%, for the three months ended January 31, 2011, when compared to the same period for fiscal 2010. This decrease was primarily related to lower corporate costs, including, but not limited to, costs related to a decrease in expected management bonuses (totaling approximately $0.2 million), as well as a decrease in legal fees (totaling approximately $0.1 million). These decreases were partially offset by increases in audit fees (totaling approximately $0.1 million) and salaries and benefits (totaling approximately $0.1 million).
Provision for Income Taxes

	Three months ended January 31,
(in thousands)	2011	Change	2010

Provision for income taxes	$1,386	(5.9)%	$1,473
Percentage of income before provision for income taxes	37.7%		39.3%
     For the first three months of fiscal 2011, our provision for income taxes was $1.4 million, as compared to $1.5 million for the comparable prior year period. We expect our effective tax rate to be approximately 38% during fiscal 2011.

Liquidity and Capital Resources
     Cash used in operating activities was $7.7 million for the three months ended January 31, 2011, compared to $0.4 million used in operations for the similar period in fiscal 2010. Operating cash flows for the three months ended January 31, 2011 reflect our net income of $2.3 million, net non-cash charges (depreciation and amortization, stock compensation expense, interest on deferred consideration, and income from unconsolidated entities) of $0.8 million and a net decrease in the noncash components of our operating capital of approximately $10.8 million.
     Decreases in operating cash flows, caused by working capital changes, includes a net decrease in payable to growers of $7.2 million, a net increase in accounts receivable of $4.9 million, an increase in inventory of $0.9 million, and an increase in income tax receivable of $0.6 million, partially offset by a decrease in advances to suppliers of $1.2 million, an increase in trade accounts payable and accrued expenses of $1.1 million and a decrease in prepaid expenses and other current assets of $0.5 million.
     The decrease in our payable to growers primarily reflects a decrease in California fruit delivered in the month of January 2011, as compared to October 31, 2010. The increase in our accounts receivable, as of January 31, 2011, when compared to October 31, 2010, primarily reflects higher sales recorded in the month of January 2011, as compared to October 2010. The increase in inventory is primarily related to an increase in the fresh fruit on hand at January 31, 2011. This was primarily driven by more fruit being delivered for Mexican sourced avocados in the month of January 2011 as compared to October 2010. The increase in income tax receivable relates primarily to tax payments made in the first quarter of 2011. The decrease in advances to suppliers primarily reflects fewer advances made in January 2011 to Agricola Belher related to the receipt of tomatoes compared to October 2010. The increase in accounts payable and accrued expenses is primarily related to an increase in our payables related to tomatoes and Mexican avocados.
     Cash used in investing activities was $1.1 million for the three months ended January 31, 2011 and related principally to the purchase of property, plant and equipment items.
     Cash provided by financing activities was $8.7 million for the three months ended January 31, 2011, which related principally to borrowings on our credit facilities totaling $16.6 million, and exercises of stock options of $0.2 million, partially offset by the payment of our $8.1 million dividend.
     Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of January 31, 2011 and October 31, 2010 totaled $0.9 million and $1.1 million. Our working capital at January 31, 2011 was $17.0 million, compared to $14.8 million at October 31, 2010.
     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. expire in February 2012 and July 2011. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $45 million, with a weighted-average interest rate of 1.8% and 2.3% at January 31, 2011 and October 31, 2010. Under these credit facilities, we had $24.7 million and $8.2 million outstanding as January 31, 2011 and October 31, 2010. These credit facilities contain various financial covenants, the most significant relating to tangible net worth (as defined), and Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at January 31, 2011.

Contractual Obligations
     There have been no material changes to our contractual commitments from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2010. For a summary of the contractual commitments at October 31, 2010, see Part II, Item 7, in our 2010 Annual Report on Form 10-K.
Impact of Recently Issued Accounting Pronouncements
     See footnote 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2011.

	Expected maturity date January 31,
(All amounts in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Assets
Cash and cash equivalents (1)	$936	$—	$—	$—	$—	$—	$936	$936
Accounts receivable (1)	36,704	—	—	—	—	—	36,704	36,704
Advances to suppliers (1)	368	—	—	—	—	—	368	368

Liabilities
Payable to growers (1)	$4,013	$—	$—	$—	$—	$—	$4,013	$4,013
Accounts payable (1)	2,650	—	—	—	—	—	2,650	2,650
Current borrowings pursuant to credit facilities (1)	23,740	—	—	—	—	—	23,740	23,740
Current long-term borrowings pursuant to credit facilities (2)	1,000	—	—	—	—	—	1,000	1,024
Fixed-rate long-term obligations (3)	1,370	1,373	1,376	1,380	1,383	559	7,441	8,063

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Current long-term borrowings pursuant to our credit facility bears interest at 6.5%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 4.0%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value by approximately $10,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 4.3% to 5.7% with a weighted-average interest rate of 5.5%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $234,000.
     Except for the buyout option for Calavo Salsa Lisa, LLC, as mentioned on Note 16 on Form 10-K for our fiscal year ended October 31, 2010, we were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.
     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. We do not anticipate using derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates during fiscal 2011. Total foreign currency gains for the three months ended January 31, 2011, and 2010, net of losses, was less than $0.1 million.

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
     There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Calavo Growers, Inc. (Registrant)
Date: March 11, 2011	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: March 11, 2011	By	/s/ Arthur J. Bruno
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