Form 10-Q
period 2011-04-30
CALAVO GROWERS INC
filed 2011-06-09
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Registrant’s number of shares of common stock outstanding as of April 30, 2011 was 14,726,433

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

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(in thousands)

	April 30,	October 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,370	$1,064
Accounts receivable, net of allowances of $1,590 (2011) and $1,372 (2010)	41,101	31,743
Inventories, net	21,820	14,831
Prepaid expenses and other current assets	5,429	8,424
Advances to suppliers	671	1,598
Income taxes receivable	1,904	1,816
Deferred income taxes	2,336	2,336

Total current assets	74,631	61,812
Property, plant, and equipment, net	42,341	41,059
Investment in Limoneira Company	38,046	34,986
Investment in unconsolidated entities	2,256	2,016
Goodwill	4,085	4,085
Other assets	4,702	6,240

	$166,061	$150,198

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$14,068	$11,208
Trade accounts payable	2,291	2,839
Accrued expenses	12,781	15,353
Short-term borrowings	24,360	8,150
Dividend payable	—	8,092
Current portion of long-term obligations	1,371	1,369

Total current liabilities	54,871	47,011
Long-term liabilities:
Long-term obligations, less current portion	6,053	6,089
Deferred income taxes	9,381	8,266

Total long-term liabilities	15,434	14,355
Commitments and contingencies
Noncontrolling interest	524	575
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,727 (2011) and 14,712 (2010) issued and outstanding	14	14
Additional paid-in capital	42,642	42,319
Accumulated other comprehensive income	8,903	6,959
Retained earnings	43,673	38,965

Total shareholder’s equity	95,232	88,257

	$166,061	$150,198

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,
	2011	2010	2011	2010
Net sales	$118,720	$109,219	$210,039	$176,539
Cost of sales	109,300	96,133	191,950	154,578

Gross margin	9,420	13,086	18,089	21,961
Selling, general and administrative	5,635	5,455	10,650	10,619

Operating income	3,785	7,631	7,439	11,342
Interest expense	(235)	(234)	(439)	(463)
Other income, net	458	467	684	732

Income before provision for income taxes	4,008	7,864	7,684	11,611
Provision for income taxes	1,634	3,090	3,020	4,563

Net income	2,374	4,774	4,664	7,048
Add: Net loss — noncontrolling interest	30	19	51	19

Net income attributable to Calavo Growers, Inc.	$2,404	$4,793	$4,715	$7,067

Calavo Growers, Inc.’s net income per share:
Basic	$0.16	$0.33	$0.32	$0.49

Diluted	$0.16	$0.33	$0.32	$0.49

Calavo Growers, Inc.’s shares used in per share computation:
Basic	14,726	14,572	14,724	14,538

Diluted	14,734	14,598	14,731	14,562

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended		Six months ended
	April 30,		April 30,
	2011	2010	2011	2010

Net income	$2,374	$4,774	$4,664	$7,048

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	(847)	5,791	3,060	5,272
Income tax benefit (expense) related to items of other comprehensive income (loss)	330	(2,258)	(1,116)	(2,056)

Other comprehensive income (loss), net of tax	(517)	3,533	1,944	3,216

Comprehensive income	1,857	8,307	6,608	10,264

Add: Net loss — noncontrolling interest	30	19	51	19

Comprehensive income — Calavo Growers, Inc.	$1,887	$8,326	$6,659	$10,283

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended April 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$4,664	$7,048
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,839	1,627
Provision for losses on accounts receivable	3	—
Income from unconsolidated entities	(404)	(369)
Interest on deferred consideration	35	48
Stock compensation expense	66	24
Deferred income taxes	—	505
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(9,361)	(17,123)
Inventories, net	(6,989)	(3,458)
Prepaid expenses and other current assets	2,995	517
Advances to suppliers	927	2,121
Income taxes receivable	(44)	2,707
Other assets	(2)	(26)
Payable to growers	4,084	14,948
Income taxes payable	—	616
Trade accounts payable and accrued expenses	(3,155)	1,546

Net cash provided by (used in) operating activities	(5,342)	10,731
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(2,806)	(2,433)
Collections from Agricola Belher	—	1,781
Distributions from unconsolidated entity	164	—
Acquisition of Calavo Salsa Lisa LLC, net of cash acquired	—	(351)

Net cash used in investing activities	(2,642)	(1,003)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(8,099)	(7,252)
Proceeds (payments) on revolving credit facilities, net	16,210	(2,230)
Payments on long-term obligations	(34)	(32)
Exercise of stock options	213	1,319

Net cash provided by (used in) financing activities	8,290	(8,195)

Net increase in cash and cash equivalents	306	1,533
Cash and cash equivalents, beginning of period	1,064	875

Cash and cash equivalents, end of period	$1,370	$2,408

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$42	$529

Construction in progress included in trade accounts payable	$—	$74

Collection for Beltran Infrastructure Advance	$1,225	$—

Unrealized investment holding gains	$3,060	$5,272

     In February 2010, we entered into an asset purchase and contribution agreement pursuant to which we acquired a 65 percent ownership interest in newly created Calavo Salsa Lisa, LLC which acquired substantially all of the assets of Lisa Salsa Company. The following table summarizes the estimated fair values of the non-cash assets acquired and liabilities assumed at the date of acquisition (in thousands):

2010
Current assets, excluding cash	$214
Property, plant, and equipment	321
Goodwill	88
Intangible assets	1,950

Total assets acquired	2,573
Current liabilities	(55)
Noncontrolling Interest	(699)
Contingent consideration	(1,468)

Net non-cash assets acquired	$351

The accompanying notes are an integral part of these consolidated condensed financial statements.

1. Description of the business
Business
     Calavo Growers, Inc. (Calavo, the Company, we, us or our) procures and markets avocados and other perishable commodities and prepares and distributes processed avocado products. Our expertise in marketing and distributing avocados, processed avocados, and other perishable foods allows us to deliver a wide array of fresh and processed food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our operating facilities in Arizona, California, Hawaii, New Jersey, Texas, and Mexico, we sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas for distribution both domestically and internationally. We also have an operating facility in Minnesota that produces salsa. We report our operations in two different business segments: Fresh products and Calavo Foods.
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
Recently Issued Accounting Standards
     In December 2010, the FASB issued an update to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This accounting guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2010, and interim periods within those fiscal years. Early adoption is not permitted.

We do not believe that adoption of this guidance will have a material impact on our financial position and results of operations.
Reclassifications
     Certain items in the prior period consolidated condensed financial statements have been reclassified to conform to the current period presentation.
2. Information regarding our operations in different segments
     We report our operations in two different business segments: Fresh products and Calavo Foods. These two business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. The Fresh products segment includes all operations that involve the distribution of avocados and other fresh produce products. The Calavo Foods segment represents all operations related to the purchase, manufacturing, and distribution of prepared products, including guacamole, tortilla chips, and salsa products. Additionally, selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate. We do not allocate assets, or specifically identify them to, our operating segments. The following table sets forth sales by product category, by segment (in thousands):

	Six months ended April 30, 2011			Six months ended April 30, 2010
	Fresh	Calavo		Fresh	Calavo
	products	Foods	Total	products	Foods	Total
Third-party sales:
Avocados	$160,293	$—	$160,293	$111,253	$—	$111,253
Tomatoes	20,112	—	20,112	33,867	—	33,867
Papayas	6,388	—	6,388	5,018	—	5,018
Pineapples	594	—	594	2,655	—	2,655
Other Fresh products	1,506	—	1,506	1,343	—	1,343
Calavo Foods — food service	—	17,790	17,790	—	18,297	18,297
Calavo Foods — retail and club	—	8,154	8,154	—	8,657	8,657

Total gross sales	188,893	25,944	214,837	154,136	26,954	181,090
Less sales incentives	(587)	(4,211)	(4,798)	(552)	(3,999)	(4,551)

Net sales	$188,306	$21,733	$210,039	$153,584	$22,955	$176,539

	Three months ended April 30, 2011			Three months ended April 30, 2010
	Fresh	Calavo		Fresh	Calavo
	products	Foods	Total	products	Foods	Total
Third-party sales:
Avocados	$90,645	$—	$90,645	$67,671	$—	$67,671
Tomatoes	13,195	—	13,195	25,803	—	25,803
Papayas	2,971	—	2,971	2,541	—	2,541
Pineapples	593	—	593	930	—	930
Other Fresh products	593	—	593	719	—	719
Calavo Foods — food service	—	9,312	9,312	—	10,040	10,040
Calavo Foods — retail and club	—	3,945	3,945	—	4,070	4,070

Total gross sales	107,997	13,257	121,254	97,664	14,110	111,774
Less sales incentives	(347)	(2,187)	(2,534)	(417)	(2,138)	(2,555)

Net sales	$107,650	$11,070	$118,720	$97,247	$11,972	$109,219

	Fresh	Calavo
	products	Foods	Total
	(All amounts are presented in thousands)
Six months ended April 30, 2011
Net sales	$188,306	$21,733	$210,039
Cost of sales	174,559	17,391	191,950

Gross margin	$13,747	$4,342	$18,089

Six months ended April 30, 2010
Net sales	$153,584	$22,955	$176,539
Cost of sales	139,024	15,554	154,578

Gross margin	$14,560	$7,401	$21,961

     For the six months ended April 30, 2011 and 2010, inter-segment sales and cost of sales for Fresh products totaling $8.6 million and $7.6 million were eliminated. For the six months ended April 30, 2011 and 2010, inter-segment sales and cost of sales for Calavo Foods totaling $5.8 million and $4.4 million were eliminated.

	Fresh	Calavo
	products	Foods	Total
	(All amounts are presented in thousands)
Three months ended April 30, 2011
Net sales	$107,650	$11,070	$118,720
Cost of sales	100,021	9,279	109,300

Gross margin	$7,629	$1,791	$9,420

Three months ended April 30, 2010
Net sales	$97,247	$11,972	$109,219
Cost of sales	87,506	8,627	96,133

Gross margin	$9,741	$3,345	$13,086

     For the three months ended April 30, 2011 and 2010, inter-segment sales and cost of sales for Fresh products totaling $4.3 million and $3.9 million were eliminated. For the three months ended April 30, 2011 and 2010, inter-segment sales and cost of sales for Calavo Foods totaling $2.8 million and $2.2 million were eliminated.
3. Inventories
     Inventories consist of the following (in thousands):

	April 30,	October 31,
	2011	2010
Fresh fruit	$13,186	$8,630
Packing supplies and ingredients	3,124	3,069
Finished processed foods	5,510	3,132

	$21,820	$14,831

     During the three and six-month periods ended April 30, 2011 and 2010, we were not required to and did not record any provisions to reduce our inventories to the lower of cost or market.
4. Related party transactions
     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended April 30, 2011 and 2010, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $2.0 million and $3.9 million. During the six months ended April 30, 2011 and 2010, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $3.5 million and $4.6 million. Amounts payable to these board members were $0.6 million and $1.3 million as of April 30, 2011 and October 31, 2010.
     During the three and six months ended April 30, 2011 and 2010, we received $0.1 million as dividend income from Limoneira Company.
5. Other assets
     Other assets consist of the following (in thousands):

	April 30,	October 31,
	2011	2010
Grower advances	$1,679	$1,827
Intangibles, net	2,709	2,872
Loan to Agricola Belher	—	1,225
Other	314	316

	$4,702	$6,240

     Intangible assets consist of the following (in thousands):

	April 30, 2011			October 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accum.	Book	Carrying	Accum.	Book
	Value	Amortization	Value	Value	Amortization	Value
Customer trade names and non-competition agreements	$2,154	$(1,138)	$1,016	$2,154	$(1,043)	$1,111
Customer list	240	(42)	198	240	(26)	214
Trade secrets	1,350	(130)	1,220	1,350	(78)	1,272
Brand name intangibles	275	—	275	275	—	275

Intangibles, net	$4,019	$(1,310)	$2,709	$4,019	$(1,147)	$2,872

     The customer-related, trade name and non-competition agreements are being amortized over periods up to 10 years, the trade secrets are being amortized over 13 years and the customer list is being amortized over 7 years. The intangible asset related to the brand name currently has an indefinite life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $154,000 for the remainder of fiscal 2011, with $305,000 of amortization expense for fiscal years 2012 through 2015. The remainder of approximately $1.1 million will be amortized over fiscal years 2016 through 2023.
6. Stock-Based Compensation
     In April 2011, our shareholders approved the Calavo Growers, Inc. 2011 Management Incentive Plan (the “2011 Plan”). All directors, officers, employees and consultants (including prospective directors, officers, employees and consultants) of Calavo and its subsidiaries are eligible to receive awards under the 2011 Plan. Up to 1,500,000 shares of common stock may be issued by Calavo under the 2011 Plan. As a result of such new plan, no new awards will be made under our 2005 Stock Incentive Plan. No awards have been issued under the 2011 Plan as of April 30, 2011.
     The 2005 Stock Incentive Plan, was a stock-based compensation plan, under which employees and directors may be granted options to purchase shares of our common stock. We anticipate terminating such plan in the near future.
     Stock options are granted with exercise prices of not less than the fair market value at grant date, generally vest over one to five years and generally expire two to five years after the grant date. We settle stock option exercises with newly issued shares of common stock.

     We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. We measure the fair value of our stock based compensation awards on the date of grant.
     A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2010	87	$13.89
Granted	60	$21.82
Exercised	(15)	$14.58

Outstanding at April 30, 2011	132	$17.41	$529

Exercisable at April 30, 2011	20	$11.57	$186

     At April 30, 2011, outstanding stock options had a weighted-average remaining contractual term of 3.5 years. At April 30, 2011, exercisable stock options had a weighted-average remaining contractual term of 2.7 years. The total recognized stock-based compensation expense was insignificant for the three months ended April 30, 2011. The total recognized stock-based compensation expense was $0.1 million for the six months ended April 30, 2011.
7. Other events
Dividend payment
     On December 13, 2010, we paid a $0.55 per share dividend in the aggregate amount of $8,099,000 to shareholders of record on December 1, 2010.
Contingencies
     Hacienda Suits — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax years ended December 31, 2000, 2004 and 2007. There have been no material changes to our examinations by the Hacienda from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2010, except for the following: During the first quarter of fiscal 2011, we won our appeal related to the examination of the tax year ended December 31, 2000. As of the filing date of this document, the Hacienda had not appealed this decision, but may in the future.
     In the first quarter of fiscal 2011, we received an assessment totaling approximately $720,000 related to the tax year ended December 31, 2005. This assessment relates to depreciation expense taken on such tax return. Based on discussions with our legal counsel, we believe that the Hacienda’s position is without merit and do not believe that the resolution of this examination will have a significant impact on our results of operations.
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
     The following tables set forth our financial assets and liabilities as of April 30, 2011 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at fair value:
Investment in Limoneira Company(1)	$38,046	—	—	$38,046

Total assets at fair value	$38,046	$—	$—	$38,046

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at April 30, 2011 and October 31, 2010 equaled $22.01 per share and $20.24 per share. Unrealized gain and losses are recognized through other comprehensive income. Unrealized investment holding losses arising during the quarter ended April 30, 2011 was $0.8 million. Unrealized investment holding gains arising during the six months ended April 30, 2011 was $3.1 million.

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Liabilities at fair value:
Salsa Lisa contingent consideration	—	—	$1,556	$1,556

Total assets at fair value	$—	$—	$1,556	$1,556

9. Noncontrolling interest
The following table reconciles shareholders’ equity attributable to noncontrolling interest related to the Salsa Lisa acquisition disclosed on our Form 10-K for our fiscal year ended October 31, 2010 (in thousands):

	Three months	Six months
	ended	ended
	April 30, 2011	April 30, 2011
Noncontrolling interest, beginning	$554	$575
Net loss attributable to noncontrolling interest	(30)	(51)
Capital contributions	—	—

Noncontrolling interest, ending	$524	$524

10. Subsequent event
     Calavo, CG Mergersub LLC (“Newco”), Renaissance Food Group, LLC (“RFG”) and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust (collectively, the “Sellers”) entered into an Agreement and Plan of Merger dated May 25, 2011 (the “Acquisition Agreement”), which sets forth the terms and conditions pursuant to which Calavo proposes to acquire a 100 percent ownership interest in RFG. Pursuant to the Acquisition Agreement, Newco, a newly formed Delaware limited liability company and wholly-owned subsidiary of Calavo, merged with and into RFG, with RFG as the surviving entity. RFG is a fresh-food company that produces, markets, and distributes nationally a portfolio of healthy, high quality lifestyle products for consumers via the retail channel. The acquisition closed on June 1, 2011. Calavo has incurred and expensed acquisition costs of $0.3 million as of April 30, 2011.
     Pursuant to the Acquisition Agreement and based on the fair value of Calavo’s common stock on June 1, 2011, we agreed to pay on the closing date approximately $16 million, payable in a combination of cash and shares of unregistered Calavo common stock, as described below in greater detail. In addition, if RFG attains specified financial goals for certain 12-month periods prior to the fifth anniversary of the closing, we have agreed to pay RFG up to an additional approximate $84 million in earn-out consideration, based on the fair value of Calavo’s common stock on June 1, 2011, payable in cash and shares of unregistered Calavo common stock, as described below in greater detail. As a result, if the maximum earn-out consideration is earned, the total consideration payable to RFG pursuant to the Acquisition Agreement will be approximately $100 million. The fair value of consideration is currently being determined by the Company and will be less than maximum consideration noted above.
     Consummation of the merger contemplated by the Acquisition Agreement is subject to various, customary closing conditions. The Acquisition Agreement contains covenants, representations and warranties of Calavo and RFG that are customary for transactions of this type. Prior to entering into the Acquisition Agreement, and other than with respect to the Acquisition Agreement, neither we, nor any of our officers, directors, or affiliates had any material relationship with RFG or the Sellers.
Consideration at close:
     We have agreed to pay the Sellers at closing $15 million in cash, subject to certain adjustments, and to issue to the Sellers 43,000 shares of unregistered Calavo common stock. All of the stock consideration payable at closing will be held in escrow as security for potential closing adjustments and indemnification obligations of the Sellers.
1st earn-out payment:
     If RFG’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for any 12-month period commencing after the closing date and ending prior to the fifth anniversary of the closing date, is equal to or greater than $8.0 million, and RFG has concurrently reached a corresponding revenue achievement, we have agreed to pay the Sellers $5 million in cash and to issue to the Sellers 827,000 shares of unregistered Calavo common stock, representing total consideration of approximately $24 million. This represents the maximum that can be awarded pursuant to the 1st earn-out payment. In the event that the maximum EBITDA and revenue achievements have not been reached within five years after the closing date, but RFG’s 12-month EBITDA during such period equals or exceeds $6 million and RFG has concurrently reached a corresponding revenue achievement, a sliding-scale, as defined, will be used to calculate payment. The minimum amount to be paid in the sliding-scale related to the 1st earn-out payment is approximately $14 million, payable in both cash and shares of unregistered Calavo common stock. RFG has five years to achieve any consideration pursuant to the 1st earn-out payment.
2nd earn-out payment:
     Assuming that the maximum earn-out payment has been achieved in the 1st earn-out payment, if RFG’s EBITDA, for a 15-month period commencing after the closing date and ending prior to the fifth anniversary of the closing date, is equal to or greater than $15.0 million for each of the 12-month periods therein, and RFG has concurrently reached a corresponding revenue achievement, we have agreed to pay the Sellers $50 million in cash and to issue to the Sellers 434,783 shares of unregistered Calavo common stock, representing total consideration of approximately $60 million. This represents the maximum that can be awarded pursuant to the 2nd earn-out payment. In the event that the maximum EBITDA and revenue achievements have not been reached within five years after the closing date, but RFG’s 12-month EBITDA during such period equals or exceeds $10 million, and RFG has concurrently reached a corresponding revenue achievement, a sliding-scale will be used to calculate payment. The minimum amount to be paid in the sliding-scale related to the 2nd earn-out payment is approximately $27 million, payable in both cash and shares of unregistered Calavo common stock. RFG has five years to achieve any consideration pursuant to the 2nd earn-out payment.

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
Contingencies
     Hacienda Suits — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax years ended December 31, 2000, 2004 and 2007. There have been no material changes to our examinations by the Hacienda from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2010, except for the following: During the first quarter of fiscal 2011, we won our appeal related to the examination of the tax year ended December 31, 2000. As of the filing date of this document, the Hacienda had not appealed this decision, but may in the future.
     In the first quarter of fiscal 2011, we received an assessment totaling approximately $720,000 related to the tax year ended December 31, 2005. This assessment relates to depreciation expense taken on such tax return. Based on discussions with our legal counsel, we believe that the Hacienda’s position is without merit and do not believe that the resolution of this examination will have a significant impact on our results of operations.
     From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.
Subsequent event
     Calavo, CG Mergersub LLC (“Newco”), Renaissance Food Group, LLC (“RFG”) and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust (collectively, the “Sellers”) entered into an Agreement and Plan of Merger dated May 25, 2011 (the “Acquisition Agreement”), which sets forth the terms and conditions pursuant to which Calavo proposes to acquire a 100 percent ownership interest in RFG. Pursuant to the Acquisition Agreement, Newco, a newly formed Delaware limited liability company and wholly-owned subsidiary of Calavo, merged with and into RFG, with RFG as the surviving entity. RFG is a fresh-food company that produces, markets, and distributes nationally a portfolio of healthy, high quality lifestyle products for consumers via the retail channel. The acquisition closed on June 1, 2011. Calavo has incurred and expensed acquisition costs of $0.3 million as of April 30, 2011.
     Pursuant to the Acquisition Agreement and based on the fair value of Calavo’s common stock on June 1, 2011, we agreed to pay on the closing date approximately $16 million, payable in a combination of cash and shares of unregistered Calavo common stock, as described below in greater detail. In addition, if RFG attains specified financial goals for certain 12-month periods prior to the fifth anniversary of the closing, we have agreed to pay RFG up to an additional approximate $84 million in earn-out consideration, based on the fair value of Calavo’s common stock on June 1, 2011, payable in cash and shares of unregistered Calavo common stock, as described below in greater detail. As a result, if the maximum earn-out consideration is earned, the total consideration payable to RFG pursuant to the Acquisition Agreement will be approximately $100 million. The fair value of consideration is currently being determined by the Company and will be less than maximum consideration noted above.
     Consummation of the merger contemplated by the Acquisition Agreement is subject to various, customary closing conditions. The Acquisition Agreement contains covenants, representations and warranties of Calavo and RFG that are customary for transactions of this type. Prior to entering into the Acquisition Agreement, and other than with respect to the Acquisition Agreement, neither we, nor any of our officers, directors, or affiliates had any material relationship with RFG or the Sellers.
     We have agreed to pay the Sellers at closing $15 million in cash, subject to certain adjustments, and to issue to the Sellers 43,000 shares of unregistered Calavo common stock. All of the stock consideration payable at closing will be held in escrow as security for potential closing adjustments and indemnification obligations of the Sellers.
     If RFG’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for any 12-month period commencing after the closing date and ending prior to the fifth anniversary of the closing date, is equal to or greater than $8.0 million, and RFG has concurrently reached a corresponding revenue achievement, we have agreed to pay the Sellers $5 million in cash and to issue to the Sellers 827,000 shares of unregistered Calavo common stock, representing total consideration of approximately $24 million. This represents the maximum that can be awarded pursuant to the 1st earn-out payment. In the event that the maximum EBITDA and revenue achievements have not been reached within five years after the closing date, but RFG’s 12-month EBITDA during such period equals or exceeds $6 million and RFG has concurrently reached a corresponding revenue achievement, a sliding-scale, as defined, will be used to calculate payment. The minimum amount to be paid in the sliding-scale related to the 1st earn-out payment is approximately $14 million, payable in both cash and shares of unregistered Calavo common stock. RFG has five years to achieve any consideration pursuant to the 1st earn-out payment.
     Assuming that the maximum earn-out payment has been achieved in the 1st earn-out payment, if RFG’s EBITDA, for a 15-month period commencing after the closing date and ending prior to the fifth anniversary of the closing date, is equal to or greater than $15.0 million for each of the 12-month periods therein, and RFG has concurrently reached a corresponding revenue achievement, we have agreed to pay the Sellers $50 million in cash and to issue to the Sellers 434,783 shares of unregistered Calavo common stock, representing total consideration of approximately $60 million. This represents the maximum that can be awarded pursuant to the 2nd earn-out payment. In the event that the maximum EBITDA and revenue achievements have not been reached within five years after the closing date, but RFG’s 12-month EBITDA during such period equals or exceeds $10 million, and RFG has concurrently reached a corresponding revenue achievement, a sliding-scale will be used to calculate payment. The minimum amount to be paid in the sliding-scale related to the 2nd earn-out payment is approximately $27 million, payable in both cash and shares of unregistered Calavo common stock. RFG has five years to achieve any consideration pursuant to the 2nd earn-out payment.

Net Sales
     The following table summarizes our net sales by business segment for each of the three and six-month periods ended April 30, 2011 and 2010:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2011	Change	2010	2011	Change	2010
Net sales to third-parties:
Fresh products	$107,650	10.7%	$97,247	$188,306	22.6%	$153,584
Calavo Foods	11,070	(7.5)%	11,972	21,733	(5.3)%	22,955

Total net sales	$118,720	8.7%	$109,219	$210,039	19.0%	$176,539

As a percentage of net sales:
Fresh products	90.7%		89.0%	89.7%		87.0%
Calavo Foods	9.3%		11.0%	10.3%		13.0%

	100.0%		100.0%	100.0%		100.0%

     Net sales for the second quarter of fiscal 2011, compared to fiscal 2010, increased by $9.5 million, or 8.7%, whereas net sales for the six months ended April 30, 2011, compared to fiscal 2010, increased by $33.5 million, or 19.0%. The increase in Fresh product sales during the three-month period of fiscal 2011 was primarily related to increased sales of Mexican sourced avocados. This increase was partially offset, however, by decreased sales from tomatoes, California avocados, and Chilean sourced avocados. The increase in Fresh product sales during the six-month periods of fiscal 2011 was primarily related to increased sales of Mexican and California sourced avocados. These increases were partially offset, however, by decreased sales from tomatoes, Chilean sourced avocados, and pineapples. While the procurement of fresh avocados related to our Fresh products segment is very seasonal, our Calavo Foods business is generally not subject to a seasonal effect. For the related three and six-month periods in fiscal 2011, our Calavo Foods business sales decreased when compared to the corresponding prior year period. This was primarily due to a decrease in total pounds of product sold.
     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.
Fresh products
     Second Quarter 2011 vs. Second Quarter 2010
     Net sales delivered by the Fresh products business increased by approximately $10.4 million, or 10.7%, for the second quarter of fiscal 2011, when compared to the same period for fiscal 2010. As discussed above, this increase in Fresh product sales during the second quarter of fiscal 2011 was primarily related to an increase in sales of Mexican sourced avocados (due primarily to an increase in sales price per unit). This increase was partially offset, however, by decreased sales from tomatoes (due primarily to a decrease in units sold), California avocados (due primarily to a decrease in units sold), and Chilean sourced avocados (due primarily to a decrease in units sold).
     Sales of Mexican sourced avocados increased $28.2 million, or 67.7%, for the second quarter of fiscal 2011, when compared to the same prior year period. The increase in Mexican sourced avocados was due to a combination of an increase in the sales price per carton and an increase in pounds sold. The sales price per carton increased by approximately 59.7%. We attribute this increase primarily to a lower overall volume of avocados in the marketplace, when compared to the same prior year period. We also believe there is a higher demand for avocados during the second quarter of fiscal 2011 than in the prior year. In addition, Mexican sourced avocados sales reflect an increase in 2.1 million pounds of avocados sold, or 5.0%, when compared to the same prior year period. We attribute most of this increase in volume to the significant decrease in the California and Chilean avocado crop (see additional discussion below).
     Partially offsetting the overall increase was a decrease in sales of tomatoes of $12.6 million, or 48.9%, for the second quarter of fiscal 2011, when compared to the same period for fiscal 2010. The decrease in sales for tomatoes was primarily due to a decrease in volume by 48.0% when compared to the same prior year period. This significant decrease was mainly due to a freeze in Mexico that resulted in delayed tomato harvests during the second quarter of fiscal 2011.
     Sales of California sourced avocados decreased $3.9 million, or 16.4%, for the second quarter of fiscal 2011, when compared to the same prior year period. The volume of California fruit sold decreased to 13.0 million pounds from 26.2 million pounds in the same prior year period. The decrease in California sourced avocados was primarily related to the smaller California avocado crop for fiscal 2011. Partially offsetting this decrease in pounds sold, is the increase in the per carton sales prices of 68.9%. We attribute this increase primarily to a lower overall volume of avocados in the marketplace, when compared to the same prior year period. We also believe there is a higher demand for avocados during the second quarter of fiscal 2011 than in the prior year.
     Sales of Chilean sourced avocados decreased $1.2 million, or 76.6%, for the second quarter of fiscal 2011, when compared to the same prior year period. This decrease was primarily related to the decrease in the volume of Chilean fruit sold of 1.7 million pounds, or 84.6%. This decrease was primarily related to the significantly smaller size of the Chilean avocado crop. The price per pound experienced an increase of 52.1% for the second quarter of fiscal 2011, when compared to the same period for fiscal 2010, due primarily to lower overall volume of avocados in the marketplace, as discussed above.
     Six Months Ended 2011 vs. Six Months Ended 2010
     Net sales delivered by the Fresh products business increased by approximately $34.7 million, or 22.6%, for the six months ended April 30, 2011, when compared to the same period for fiscal 2010. As discussed above, this increase in Fresh product sales during the six months ended April 30, 2011, was primarily related to increased sales of Mexican sourced avocados (due primarily to an increase in both pounds sold and sales price per carton) and California sourced avocados (due primarily to an increase in sales price per carton). These increases were partially offset, however, by decreased sales from tomatoes (due to a decrease in both units sold and sales price per unit), Chilean sourced avocados (due primarily to a decrease in units sold), and pineapples (due primarily to a decrease in units sold).
     Sales of Mexican sourced avocados increased $44.6 million, or 56.7%, for the six months ended April 30. 2011, when compared to the same prior year period. The increase in Mexican sourced avocados was due to a combination of an increase in pounds sold and an increase in the sales price per carton. Mexican sourced avocados sales reflect an increase in 10.7 million pounds of avocados sold, or 13.2%, when compared to the same prior year period. We attribute most of this increase in volume to the significant decrease in the California and Chilean avocado crop (see additional discussion below). In addition, the sales price per carton increased by approximately 38.4%. We attribute this increase primarily to a lower overall volume of avocados in the marketplace, when compared to the same prior year period. We also believe there is a higher demand for avocados than in the prior year.
     Sales of California sourced avocados increased $7.2 million, or 27.4%, for the six months ended April 30, 2011, when compared to the same prior year period. The increase in California sourced avocados was due to an increase in the sales price per carton. The sales price per carton increased by approximately 47.2%. We attribute this increase primarily to a lower overall volume of avocados in the marketplace, when compared to the same prior year period. We also believe there is a higher demand for avocados than in the prior year. Partially offsetting this increase, California sourced avocado sales reflect a decrease in 3.9 million pounds of avocados sold or 13.5%, when compared to the same prior year period. We attribute most of this increase in volume to the large California avocado crop in the prior year which contributed to significant deliveries in November 2010.

     Partially offsetting these increases was a decrease in sales of tomatoes of $13.8 million, or 40.6%, for the six months ended April 30, 2011, when compared to the same period for fiscal 2010. The decrease in sales for tomatoes was primarily due to a decrease in volume by 32.0% when compared to the same prior year period. This significant decrease was mainly due to a freeze in Mexico that resulted in delayed tomato harvests. In addition, tomatoes had a decrease in the average selling price per carton of approximately 12.6%, when compared to the same prior year period.
     Sales of Chilean sourced avocados decreased $2.8 million, or 48.7%, for the six months ended April 30, 2011, when compared to the same prior year period. This decrease was primarily related to the decrease in the volume of Chilean fruit sold of 3.4 million pounds, or 54.8%. This decrease was primarily related to the significantly smaller size of the Chilean avocado crop. The price per pound experienced an increase of 13.6% for the six months ended April 30, 2011, when compared to the same prior year period, due primarily to lower overall volume of avocados in the marketplace, as discussed above.
     Sales of pineapples decreased $2.1 million, or 77.6%, for the six months ended April 30, 2011, when compared to the same period for fiscal 2010. The decrease in sales for pineapples was primarily due to a decrease in volume by 80.7% when compared to the same prior year period. This decrease is primarily related to the transition to new suppliers of pineapples, after the Maui Pineapple Company exited the pineapple business last year.
     We anticipate that California avocado sales will experience a seasonal and cyclical increase during our third fiscal quarter of 2011, as compared to the second quarter of fiscal 2011. We believe, however, that there will be a significant decrease in California avocado volume when compared to the third fiscal quarter of 2010.
     We anticipate that net sales related to Mexican sourced avocados and tomatoes will decrease during our third fiscal quarter of 2011, as compared to the second fiscal quarter of 2011 due to seasonality. We believe, however, that there will be an increase in net sales related to Mexican sourced avocados and tomatoes when compared to the third fiscal quarter of 2010.
Calavo Foods
     Second Quarter 2011 vs. Second Quarter 2010
     Calavo Foods sales for the quarter ended April 30, 2011, when compared to the same period for fiscal 2010, decreased $0.9 million, or 7.5%. This decrease was primarily related to a 14.9% decrease in total pounds sold. The decrease in pounds sold primarily related to a decrease in the pounds sold of our frozen guacamole products, which decreased approximately 22.2%, and a decrease in the sale of our refrigerated guacamole products (formerly high-pressure, see below), which decreased approximately 4.8% when compared to the same prior year period. This decrease is mostly due to fewer sales in the food services sector. Such decreases are primarily related to the carryover effect of the temporary disruption encountered during the first quarter of fiscal 2011, as well as the fact that substantially all guacamole products are now high-pressured for quality purposes, and the packaging requested from certain customers does not allow for high pressured products. The average net selling price per pound increased 8.4% from the corresponding prior year period. This increase is primarily related to a change in sales mix. Based on the discussion above, we believe that retail sales, as a percentage of total net Calavo Foods sales, may increase in the future.

     Six Months Ended 2011 vs. Six Months Ended 2010
     Calavo Foods sales for the six months ended April 30, 2011, when compared to the same period for fiscal 2010, decreased $1.2 million, or 5.3%. This decrease was primarily related to a 10.6% decrease in total pounds sold. The decrease in pounds sold primarily related to a decrease in the pounds sold of our frozen guacamole products, which decreased approximately 13.8%, and a decrease in the sale of our refrigerated guacamole products (formerly high-pressure, see below), which decreased approximately 6.6% when compared to the same prior year period. In an effort to enhance product safety and quality in the segment, we implemented improvements in our manufacturing process during the first quarter of fiscal 2011. As a result, there was a temporary disruption, which adversely impacted supply and sales in the segment. In addition, sales were impacted by the fact that substantially all guacamole products are now high-pressured for quality purposes, and the packaging requested from certain customers does not allow for high pressured products. The net average selling price increased 3.9% during the six months ended April 30, 2011, when compared to the same prior year period. This increase is primarily related to a change in sales mix. Based on the discussion above, we believe that retail sales, as a percentage of total net Calavo Foods sales, may increase in the future.
Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and six-month periods ended April 30, 2011 and 2010:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2011	Change	2010	2011	Change	2010
Gross margins:
Fresh products	$7,629	(21.7)%	$9,741	$13,747	(5.6)%	$14,560
Calavo Foods	1,791	(46.5)%	3,345	4,342	(41.3)%	7,401

Total gross margins	$9,420	(28.0)%	$13,086	$18,089	(17.6)%	$21,961

Gross profit percentages:
Fresh products	7.1%		10.0%	7.3%		9.5%
Calavo Foods	16.2%		27.9%	20.0%		32.2%
Consolidated	7.9%		12.0%	8.6%		12.4%
     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins decreased by approximately $3.7 million, or 28.0%, for the second quarter of fiscal 2011, when compared to the same period for fiscal 2010. This decrease was attributable to both our Fresh products and our Calavo Foods segments. Gross margins decreased by approximately $3.9 million, or 17.6%, for the first six months of fiscal 2011 when compared to the same period for fiscal 2010. This decrease was attributable to both our Fresh products and our Calavo Foods segments.
     During our three and six-month periods of fiscal 2011, as compared to the same prior year periods, the decrease in our Fresh products segment gross margin percentage was primarily related to higher Mexican sourced avocado fruit costs year-over-year. We were able to increase the selling prices of Mexican sourced avocados, but not at the same rate at which fruit costs increased. We attribute this increase primarily to a lower overall volume of avocados in the marketplace, when compared to the same prior year period. We also believe there is a higher demand for avocados than in prior year. The combined effect of these negatively impacted gross margins. In addition, margins related to California sourced avocados decreased. This was caused by fewer pounds being sold, increasing our per pound costs, which, as a result negatively impacting gross margins. This decrease in pounds sold was primarily related to the smaller California avocado crop for fiscal 2011.
     Gross profit percentages for Calavo Foods for the second quarter of fiscal 2011, as compared to the same prior year period, decreased primarily as a result of significantly higher fruit costs. Fruit costs increased 80.1% in the second quarter of fiscal 2011. We attribute this increase primarily to a lower overall volume of avocados in the marketplace, when compared to the same prior year period. Unlike the Fresh product segment, sales prices for Calavo Foods are more static, based on agreed upon product pricing. Increases in product pricing are more difficult than the Fresh product segment, and take longer to implement. Therefore, material fluctuations in fruit costs can have a more significant impact on gross margins in the Calavo Foods segment, than the Fresh product segment.
     Gross profit percentages for Calavo Foods for the six-month period of fiscal 2011, as compared to the same prior year period, decreased primarily as a result of higher fruit and production costs. Fruit costs increased 52.6% in the six-month period of fiscal 2011. We attribute this increase primarily to a lower overall volume of avocados in the marketplace, when compared to the same prior year period. As discussed above, material fluctuations in fruit costs can have a significant impact on gross margins in the Calavo Foods segment. The increase in our production costs was primarily related to the aforementioned improvement in our manufacturing process during the first quarter of fiscal 2011, and we do not expect such costs to continue for the remainder of this fiscal year. We anticipate that the gross profit percentage for our Calavo Foods segment will continue to experience significant fluctuations during this fiscal year primarily due to the uncertainty of the cost of fruit that will be used in the production process.
     In addition, the U.S. Dollar to Mexican Peso exchange rate weakened during our three and six-month periods of fiscal 2011, as compared to the corresponding prior year periods. This had the effect of increasing our per pound costs, which, as a result, negatively impacted gross margins. Any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh product and Calavo Foods segments.
Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2011	Change	2010	2011	Change	2010
Selling, general and administrative	$5,635	3.3%	$5,455	$10,650	0.3%	$10,619
Percentage of net sales	4.7%		5.0%	5.1%		6.0%
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.2 million, or 3.3%, for the three months ended April 30, 2011, when compared to the same period for fiscal 2010. This increase was primarily related to higher corporate costs, including, but not limited to, legal fees (totaling approximately $0.1 million), audit fees (totaling approximately $0.1 million), consulting fees (totaling approximately $0.1 million), salaries and employee benefits (totaling approximately $0.1 million), and data processing (totaling approximately $0.1 million), partially offset by decreases in management bonuses (totaling approximately $0.3 million).
     Selling, general and administrative expenses increased less than $0.1 million, or 0.3%, for the six months ended April 30, 2011, when compared to the same period for fiscal 2010. This increase was primarily related to higher corporate costs, including, but not limited to, audit fees (totaling approximately $0.2 million), broker commissions (totaling approximately $0.1 million), salaries and employee benefits (totaling approximately $0.1 million) and data processing (totaling approximately $0.1 million), partially offset by decreases in management bonuses (totaling approximately $0.5 million).

Provision for Income Taxes

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2011	Change	2010	2011	Change	2010
Provision for income taxes	$1,634	(47.1)%	$3,090	$3,020	(33.8)%	$4,563
Percentage of income before provision for income taxes	40.8%		39.3%	39.3%		39.3%
     For the second quarter of fiscal 2011, our provision for income taxes was $1.6 million, as compared to $3.1 million recorded for the comparable prior year period.
     For the first six months of fiscal 2011, our provision for income taxes was $3.0 million, as compared to $4.6 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 39.3% during fiscal 2011.
Liquidity and Capital Resources
     Cash used in operating activities was $5.3 million for the six months ended April 30, 2011, compared to $10.7 million provided by operations for the similar period in fiscal 2010. Operating cash flows for the six months ended April 30, 2011 reflect our net income of $4.7 million, net non-cash charges (depreciation and amortization, stock compensation expense, interest on deferred consideration, and income from unconsolidated entities) of $1.5 million and a net decrease in the noncash components of our operating capital of approximately $11.5 million.
     Our operating capital decrease includes a net increase in accounts receivable of $9.4 million, an increase in inventory of $7.0 million, and a decrease in trade accounts payable and accrued expenses of $3.2 million, partially offset by an increase in payable to growers of $4.1 million, a decrease in prepaid expenses and other current assets of $3.0 million, and a decrease in advances to suppliers of $1.0 million.
     The increase in our accounts receivable, as of April 30, 2011, when compared to October 31, 2010, primarily reflects higher sales recorded in the month of April 2011, as compared to October 2010. The increase in inventory is primarily related to an increase in the fresh fruit on hand at April 30, 2011. This was primarily driven by an increase in the volume of Mexican avocados purchased during our second fiscal quarter of 2011, as well as more fruit being delivered for California sourced avocados in the month of April 2011 as compared to October 2010. The decrease in trade accounts payable and accrued expenses is primarily related to the prior year accrual for the final earn-out payment made in May of 2010, related to the Hawaiian Sweet acquisition. The increase in income tax payable relates primarily to income from operations through the six months ended April 30, 2011. The increase in payable to growers primarily reflects an increase in California fruit delivered in the month of April 2011, as compared to October 2010. The decrease in prepaid expenses and other current assets primarily reflects the settlement of infrastructure advances made to Agricola Belher. The decrease in advances to suppliers primarily reflects fewer advances made to Agricola Belher related to the receipt of tomatoes in April 2011, compared to October 2010.
     Cash used in investing activities was $2.6 million for the six months ended April 30, 2011 and related principally to the purchase of property, plant and equipment items of $2.8 million, partially offset by distribution from an unconsolidated entity of $0.2 million.
     Cash provided by financing activities was $8.3 million for the six months ended April 30, 2011, which related principally to the proceeds from our credit facilities totaling $16.2 million and exercises of stock options of $0.2 million, partially offset by the payment of our $8.1 million dividend.
     Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of April 30, 2011 and

October 31, 2010 totaled $1.4 million and $1.1 million. Our working capital at April 30, 2011 was $19.8 million, compared to $14.8 million at October 31, 2010.
     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. expire in February 2012 and July 2011. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $45 million, with a weighted-average interest rate of 1.6% and 2.3% at April 30, 2011 and October 31, 2010. Under these credit facilities, we had $24.4 million and $8.2 million outstanding as April 30, 2011 and October 31, 2010. These credit facilities contain various financial covenants, the most significant relating to tangible net worth (as defined), and Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at April 30, 2011.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of April 30, 2011.

	Expected maturity date April 30,
(All amounts in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$1,370	$—	$—	$—	$—	$—	$1,370	$1,370
Accounts receivable (1)	41,101	—	—	—	—	—	41,101	41,101
Advances to suppliers (1)	671	—	—	—	—	—	671	671

Liabilities
Payable to growers (1)	$14,068	$—	$—	$—	$—	$—	$14,068	$14,068
Accounts payable (1)	2,291	—	—	—	—	—	2,291	2,291
Current borrowings pursuant to credit facilities (1)	23,360	—	—	—	—	—	23,360	23,360
Current long-term borrowings pursuant to credit facilities (2)	1,000	—	—	—	—	—	1,000	1,023
Fixed-rate long-term obligations (3)	1,371	1,373	1,376	1,380	1,383	541	7,424	8,036

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Current long-term borrowings pursuant to our credit facility bears interest at 6.4%. We believe that a portfolio of loans with a similar risk profile would currently yield a return of 4.0%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value by approximately $10,000.

(3)	Fixed-rate long-term obligations bear interest rates ranging from 4.3% to 5.7% with a weighted-average interest rate of 5.5%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $233,000.
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
     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. We do not anticipate using derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates during fiscal 2011. Total foreign currency losses for the three months and six months ended April 30, 2011, net of gains, were $0.2 million and $0.3 million. Total foreign currency gains for the three months and six months ended April 30, 2010, net of losses, was less than $0.1 million.
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
     There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results of operations.
ITEM 1A. RISK FACTORS
     For a discussion of our risk factors, see Part 1, item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2010. There have been no material changes from the risk factors set forth in such Annual Report on Form 10-K. However, the risks and uncertainties that we face are not limited to those set forth in the 2010 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.
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

Calavo Growers, Inc. (Registrant)
Date: June 9, 2011	By /s/ Lecil E. Cole

Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: June 9, 2011	By /s/ Arthur J. Bruno

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