Form 10-Q
period 2011-07-31
CALAVO GROWERS INC
filed 2011-09-09
CIK 1133470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☑
Registrant’s number of shares of common stock outstanding as of July 31, 2011 was 14,769,433

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

CALAVO GROWERS, INC.
INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Consolidated Condensed Balance Sheets — July 31, 2011 and October 31, 2010	4

Consolidated Condensed Statements of Income — Three Months and Nine Months Ended July 31, 2011 and 2010	5

Consolidated Condensed Statements of Comprehensive Income — Three Months and Nine Months Ended July 31, 2011 and 2010	6

Consolidated Condensed Statements of Cash Flows — Nine Months Ended July 31, 2011 and 2010	7

Notes to Consolidated Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 6. Exhibits	32

Signatures	33
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(in thousands)

	July 31,	October 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,454	$1,064
Accounts receivable, net of allowances of $1,996 (2011) and $1,372 (2010)	63,455	31,743
Inventories, net	21,852	14,831
Prepaid expenses and other current assets	6,043	8,424
Advances to suppliers	1,227	1,598
Income taxes receivable	1,529	1,816
Deferred income taxes	2,336	2,336

Total current assets	98,896	61,812
Property, plant, and equipment, net	46,267	41,059
Investment in Limoneira Company	35,833	34,986
Investment in unconsolidated entities	2,286	2,016
Goodwill	18,696	4,085
Other assets	14,174	6,240

	$216,152	$150,198

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$28,820	$11,208
Trade accounts payable	7,813	2,839
Accrued expenses	17,773	15,353
Short-term borrowings	24,220	8,150
Dividend payable	—	8,092
Current portion of long-term obligations	5,368	1,369

Total current liabilities	83,994	47,011
Long-term liabilities:
Long-term obligations, less current portion	19,282	6,089
Deferred income taxes	8,518	8,266

Total long-term liabilities	27,800	14,355
Commitments and contingencies
Noncontrolling interest	513	575
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,770 (2011) and 14,712 (2010) issued and outstanding	14	14
Additional paid-in capital	49,891	42,319
Accumulated other comprehensive income	7,554	6,959
Retained earnings	46,386	38,965

Total shareholder’s equity	103,845	88,257

	$216,152	$150,198

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2011	2010	2011	2010
Net sales	$165,141	$114,578	$375,180	$291,117
Cost of sales	153,801	99,303	345,751	253,881

Gross margin	11,340	15,275	29,429	37,236
Selling, general and administrative	6,844	5,514	17,494	16,133

Operating income	4,496	9,761	11,935	21,103
Interest expense	(280)	(181)	(719)	(644)
Other income, net	175	362	859	1,094

Income before provision for income taxes	4,391	9,942	12,075	21,553
Provision for income taxes	1,689	4,045	4,709	8,608

Net income	2,702	5,897	7,366	12,945
Add: Net loss — noncontrolling interest	11	50	62	69

Net income attributable to Calavo Growers, Inc.	$2,713	$5,947	$7,428	$13,014

Calavo Growers, Inc.’s net income per share:
Basic	$0.18	$0.41	$0.50	$0.89

Diluted	$0.18	$0.41	$0.50	$0.89

Calavo Growers, Inc.’s shares used in per share computation:
Basic	14,755	14,651	14,735	14,576

Diluted	14,767	14,676	14,744	14,601

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended		Nine months ended
	July 31,		July 31,
	2011	2010	2011	2010
Net income	$2,702	$5,897	$7,366	$12,945

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	(2,213)	2,057	847	7,329
Income tax benefit (expense) related to items of other comprehensive income (loss)	863	(803)	(252)	(2,859)

Other comprehensive income (loss), net of tax	(1,350)	1,254	595	4,470

Comprehensive income	1,352	7,151	7,961	17,415

Add: Net loss — noncontrolling interest	11	50	62	69

Comprehensive income — Calavo Growers, Inc.	$1,363	$7,201	$8,023	$17,484

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended July 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$7,366	$12,945
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,046	2,491
Provision for losses on accounts receivable	(31)	—
Income from unconsolidated entities	(514)	(507)
Interest on deferred consideration	53	62
Stock compensation expense	132	36
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(22,989)	(12,686)
Inventories, net	(6,202)	(4,056)
Prepaid expenses and other current assets	2,693	512
Advances to suppliers	371	1,965
Income taxes receivable	331	2,728
Other assets	(205)	(23)
Payable to growers	18,837	12,626
Income taxes payable	—	2,546
Trade accounts payable and accrued expenses	(5,418)	2,763

Net cash provided by (used in) operating activities	(2,530)	21,402
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(3,368)	(3,537)
Loan to Agricola Belher	(1,000)	—
Collections from Agricola Belher	—	1,781
Distributions from unconsolidated entity	244	—
Acquisition of Hawaiian Sweet and Pride	—	(4,500)
Acquisition of Calavo Salsa Lisa, net of cash acquired	—	(351)
Acquisition of Renaissance Food Group, net of cash acquired	(13,362)	—

Net cash used in investing activities	(17,486)	(6,607)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(8,099)	(7,252)
Proceeds (payments) on revolving credit facilities, net	16,070	(1,650)
Proceeds (payments) on long-term obligations, net	13,222	(6,749)
Exercise of stock options	213	1,374

Net cash provided by (used in) financing activities	21,406	(14,277)

Net increase in cash and cash equivalents	1,390	518
Cash and cash equivalents, beginning of period	1,064	875

Cash and cash equivalents, end of period	$2,454	$1,393

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$42	$550

Construction in progress included in trade accounts payable	$17	$32

Collection for Beltran Infrastructure Advance	$1,225	$—

Unrealized investment holding gains	$847	$7,329

     In June 2011, we acquired all of the outstanding interest of Renaissance Food Group, LLC (See Note 11). The following table summarizes the preliminary, estimated fair values of the non-cash assets acquired, liabilities assumed and equity issued at the date of acquisition (in thousands):
At June 1, 2011

(Preliminary)
Current assets, excluding cash	$9,623
Property, plant, and equipment	4,233
Goodwill	14,611
Other assets	117
Intangible assets	8,690

Total assets acquired	37,274
Current liabilities	(12,292)
Contingent consideration	(7,774)
Long-term obligations	(2,894)
Additional paid-in capital	(952)

Net non-cash assets acquired	$13,362

CALAVO GROWERS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — CONTINUED (UNAUDITED)
(in thousands)
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

1. Description of the business
Business
     Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and an expanding provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our various operating facilities, we sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas. Additionally, we also produce salsa and prepare ready-to-eat produce and deli products. We distribute our products both domestically and internationally and report our operations in two different business segments: Fresh products and Calavo Foods. See Note 11 for discussion regarding our acquisition of Renaissance Food Group, LLC (RFG).
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
Recently Issued Accounting Standards
     In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this standard will only impact the presentation of our consolidated financial statements and will have no impact on the reported results.

     In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We do not believe that adoption of this guidance will have a material impact on our financial position and results of operations.
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

2. Information regarding our operations in different segments
     We report our operations in two different business segments: Fresh products and Calavo Foods. These two business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. The Fresh products segment includes all operations that involve the distribution of avocados and other fresh produce products. The Calavo Foods segment represents all operations related to the purchase, manufacturing, and distribution of prepared products, including guacamole, tortilla chips, salsa, fresh-cut fruit, ready-to-eat vegetables, recipe-ready vegetables and deli meat products. Additionally, selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate. We do not allocate assets, or specifically identify them to, our operating segments. The following table sets forth sales by product category, by segment (in thousands):

	Nine months ended July 31, 2011			Nine months ended July 31, 2010
	Fresh	Calavo		Fresh	Calavo
	products	Foods (1)	Total	products	Foods	Total
Third-party sales:
Avocados	$281,503	$—	$281,503	$199,717	$—	$199,717
Tomatoes	23,894	—	23,894	41,226	—	41,226
Papayas	9,637	—	9,637	8,406	—	8,406
Pineapples	1,706	—	1,706	3,483	—	3,483
Other Fresh products	2,384	—	2,384	2,279	—	2,279
Calavo Foods — food service	—	27,830	27,830	—	29,180	29,180
Calavo Foods — retail and club(1)	—	35,748	35,748	—	13,838	13,838

Total gross sales	319,124	63,578	382,702	255,111	43,018	298,129
Less sales incentives	(783)	(6,739)	(7,522)	(846)	(6,166)	(7,012)

Net sales	$318,341	$56,839	$375,180	$254,265	$36,852	$291,117

(1)	Includes two months of net sales of $22.8 million related to the recently acquired business Renaissance Food Group, LLC (RFG). See Note 11 for additional information related to the acquisition of RFG.

	Three months ended July 31, 2011			Three months ended July 31, 2010
	Fresh	Calavo		Fresh	Calavo
	products	Foods (1)	Total	products	Foods	Total
Third-party sales:
Avocados	$121,210	$—	$121,210	$88,464	$—	$88,464
Tomatoes	3,782	—	3,782	7,359	—	7,359
Papayas	3,249	—	3,249	3,388	—	3,388
Pineapples	1,112	—	1,112	828	—	828
Other Fresh products	878	—	878	936	—	936
Calavo Foods — food service	—	10,040	10,040	—	10,883	10,883
Calavo Foods — retail and club(1)	—	27,594	27,594	—	5,181	5,181

Total gross sales	130,231	37,634	167,865	100,975	16,064	117,039
Less sales incentives	(196)	(2,528)	(2,724)	(294)	(2,167)	(2,461)

Net sales	$130,035	$35,106	$165,141	$100,681	$13,897	$114,578

(1)	Includes two months of net sales of $22.8 million related to the recently acquired business Renaissance Food Group, LLC (RFG). See Note 11 for additional information related to the acquisition of RFG.

	Fresh	Calavo
	products	Foods (1)	Total
	(All amounts are presented in thousands)
Nine months ended July 31, 2011
Net sales	$318,341	$56,839	$375,180
Cost of sales	294,384	51,367	345,751

Gross margin	$23,957	$5,472	$29,429

Nine months ended July 31, 2010
Net sales	$254,265	$36,852	$291,117
Cost of sales	226,960	26,921	253,881

Gross margin	$27,305	$9,931	$37,236

(1)	Includes two months of net sales and gross margin of $22.8 million and $1.4 million related to the recently acquired business RFG. See Note 11 for additional information related to the acquisition of RFG.
     For the nine months ended July 31, 2011 and 2010, inter-segment sales and cost of sales for Fresh products totaling $11.7 million and $9.6 million were eliminated. For the nine months ended July 31, 2011 and 2010, inter-segment sales and cost of sales for Calavo Foods totaling $18.0 million and $6.9 million were eliminated.
     For the nine months ended July 31, 2011, total interest, taxes, depreciation and amortization related to RFG was $0.4 million.

	Fresh	Calavo
	products	Foods (1)	Total
	(All amounts are presented in thousands)
Three months ended July 31, 2011
Net sales	$130,035	$35,106	$165,141
Cost of sales	119,825	33,976	153,801

Gross margin	$10,210	$1,130	$11,340

Three months ended July 31, 2010
Net sales	$100,681	$13,897	$114,578
Cost of sales	87,936	11,367	99,303

Gross margin	$12,745	$2,530	$15,275

(1)	Includes two months of net sales and gross margin of $22.8 million and $1.4 million related to the recently acquired business RFG. See Note 11 for additional information related to the acquisition of RFG.
     For the three months ended July 31, 2011 and 2010, inter-segment sales and cost of sales for Fresh products totaling $3.2 million and $2.1 million were eliminated. For the three months ended July 31, 2011 and 2010, inter-segment sales and cost of sales for Calavo Foods totaling $12.2 million and $2.5 million were eliminated.
     For the three months ended July 31, 2011, total interest, taxes, depreciation and amortization related to RFG was $0.4 million.
3. Inventories
     Inventories consist of the following (in thousands):

	July 31,	October 31,
	2011	2010
Fresh fruit	$12,017	$8,630
Packing supplies and ingredients	3,705	3,069
Finished processed foods	6,130	3,132

	$21,852	$14,831

     During the three and nine-month periods ended July 31, 2011 and 2010, we were not required to and did not record any provisions to reduce our inventories to the lower of cost or market.

4. Related party transactions
     Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended July 31, 2011 and 2010, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $10.2 million and $11.5 million. During the nine months ended July 31, 2011 and 2010, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $13.7 million and $16.1 million. Amounts payable to these board members were $4.7 million and $1.3 million as of July 31, 2011 and October 31, 2010.
     During the three months ended July 31, 2011 and 2010, we received $0.1 million as dividend income from Limoneira Company. During the nine months ended July 31, 2011 and 2010, we received $0.2 million as dividend income from Limoneira Company.
     The three previous owners and current executives of RFG have a majority ownership of certain entities that provide various services to RFG. RFG’s California operating facility leases a building from LIG partners, LLC (LIG) pursuant to an operating lease. For the two months ended July 31, 2011, since the acquisition of RFG, total rent paid to LIG was $0.1 million. LIG is majority owned by an entity owned by such three executives of RFG. Additionally, RFG sells cut produce and purchases raw materials, obtains transportation services, and shares costs for certain utilities with Third Coast Fresh Distribution (Third Coast). For the two months ended July 31, 2011, total sales made to Third Coast were $0.3 million. For the two months ended July 31, 2011, total purchases made from Third Coast were $0.2 million. Amounts due from Third Coast were $0.1 million as of July 31, 2011. Third Coast is majority owned by an entity owned by such three executives of RFG.
5. Other assets
     Other assets consist of the following (in thousands):

	July 31,	October 31,
	2011	2010
Intangibles, net	$11,131	$2,872
Grower advances	1,605	1,827
Loan to Agricola Belher	800	1,225
Other	638	316

	$14,174	$6,240

     Intangible assets consist of the following (in thousands):

	July 31, 2011			October 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accum.	Book	Carrying	Accum.	Book
	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	$7,640	$(206)	$7,434	$240	$(26)	$214
Trade names	3,007	(1,124)	1,883	2,087	(989)	1,098
Trade secrets/recipes	1,520	(165)	1,355	1,350	(78)	1,272
Brand name intangibles	275	—	275	275	—	275
Non-competition agreements	267	(83)	184	67	(54)	13

Intangibles, net	$12,709	$(1,578)	$11,131	$4,019	$(1,147)	$2,872

     Trade names are being amortized over periods up to 10 years, the trade secrets/recipes are being amortized up to 13 years, the customer lists/relationships are being amortized up to 8 years, and the non-competition agreements are being amortized over 5 years. The intangible asset related to the brand name currently has an indefinite life and, as a result, is not currently subject to amortization. We anticipate recording amortization expense of approximately $0.4 million for the remainder of fiscal 2011, with $1.4 million of amortization expense for fiscal years 2012 through

2015. The remainder of approximately $4.8 million will be amortized over fiscal years 2016 through 2023. See Note 11 for discussion regarding our acquisition of Renaissance Food Group, LLC.
6. Long-term obligations
     Long-term obligations at fiscal year ends consist of the following (in thousands):

	July 31,	October 31,
	2011	2010
Farm Credit West, PCA, (FCW) term loan, bearing interest at 1.7%	$14,751	$—
FCW, term loan, bearing interest at 5.7%	5,200	6,500
Capital leases	4,699	958

	24,650	7,458
Less current portion	(5,368)	(1,369)

	$19,282	$6,089

     See Note 11 for discussion regarding our acquisition of RFG. In conjunction with such acquisition, the Company and FCW entered into a Term Loan Agreement (“Term Agreement”), effective June 10, 2011. Under the terms of the Term Agreement, we were advanced $15 million for the purchase of RFG. Additionally, we are required to make 60 monthly principal and interest payments, in the amount billed, from July 1, 2011 to June 1, 2016. There is no prepayment penalty associated with this Term Agreement.
     This Term Agreement also replaces in its entirety the original Term Loan Agreement dated June 1, 2005 by and between the Company and FCW, as previously disclosed in our Form 10-Q filed with the Securities and Exchange Commission on September 9, 2005. There was no significant change in terms between the original Term Loan Agreement and this new agreement. The Term Agreement contains certain financial covenants relating to Tangible Net Worth (as defined), and Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio (as defined).
     In conjunction with the purchase of RFG, we assumed various capital leases related to machinery and equipment. These leases bear interest at a weighted average interest rate of approximately 4.0%. The total obligation acquired related to these capital leases were $3,969,000, with $1,075,000 being classified as in the current portion.
     At July 31, 2011, annual debt payments are scheduled as follows (in thousands):

Total
Year ending October 31:
2011	$1,007
2012	5,381
2013	5,333
2014	5,246
2015	4,985
Thereafter	2,698

$24,650

7. Stock-based compensation
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
     A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2010	87	$13.89
Exercised	(15)	$14.58

Outstanding at July 31, 2011	72	$13.75	$525

Exercisable at July 31, 2011	31	$12.69	$259

     At July 31, 2011, outstanding stock options had a weighted-average remaining contractual term of 5.3 years. At July 31, 2011, exercisable stock options had a weighted-average remaining contractual term of 3.4 years. The total recognized stock-based compensation expense was insignificant for the three and nine months ended July 31, 2011.
     A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Granted	60	$21.82
Outstanding at July 31, 2011	60	$21.82

Exercisable at July 31, 2011	—	$—	$—

			$—

     At July 31, 2011, outstanding stock options had a weighted-average remaining contractual term of 0.7 years. The total recognized stock-based compensation expense was $0.1 million for the three and nine months ended July 31, 2011.
8. Other events
Dividend payment
     On December 13, 2010, we paid a $0.55 per share dividend in the aggregate amount of $8,099,000 to shareholders of record on December 1, 2010.
Contingencies
     Hacienda Suits — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax years ended December 31, 2000, 2004, 2005 and 2007. There have been no material changes to our examinations by the Hacienda from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2010, except for the following:
     During the first quarter of fiscal 2011, we won our appeal related to the examination of the tax year ended December 31, 2000. As of the filing date of this document, the Hacienda had not appealed this decision, but may in the future.

     During the third quarter of fiscal year 2011, we received an update from our outside legal counsel regarding the examination of the tax year ended December 31, 2004. The appellate court upheld a lower court’s decision on the two remaining items that we previously received an unfavorable ruling on. Based on discussions with our legal counsel, however, we believe that there were certain, administrative errors made by the appellate court and that one of the outstanding tax issues will be resolved in favor of the Company. The total assessment related to the second remaining tax item is estimated to be approximately $2.4 million. Based on discussion with our legal counsel, we believe that it is more likely than not that we will be successful in our defense and our tax position will be upheld. As such, no accrual has been recorded as of July 31, 2011.
     In the first quarter of fiscal 2011, we received an assessment totaling approximately $720,000 related to the tax year ended December 31, 2005. This assessment relates to depreciation expense taken on our 2005 tax return. Based on discussions with legal counsel, we believe that the Hacienda’s position is without merit and do not believe that the resolution of this examination will have a significant impact on our results of operations.
Term Revolving Credit Agreements
     Effective June 10, 2011, the Company and FCW, entered into a Term Revolving Credit Agreement (“Revolving Agreement”). Under the terms of the Revolving Agreement, we are advanced funds for working capital purposes, the purchase and installation of capital items, as well as other corporate needs of the Company. Total credit available under the borrowing agreement is $40 million, up from $30 million, and expires on February 1, 2016. This increase was at our request and not due to any immediate cash flows needs. This credit facility contains certain financial covenants relating to Tangible Net Worth (as defined), and Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio (as defined).
     Our non-collateralized, revolving credit facility with Bank of America, N.A. expired July 2011. We have received several 30 day extensions, however, while we finalize a new long-term agreement, which we expect to take place in the fourth quarter of fiscal year 2011.
9. Fair value measurements
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

     The following tables set forth our financial assets and liabilities as of July 31, 2011 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at fair value:
Investment in Limoneira Company(1)	$35,833	—	—	$35,833

Total assets at fair value	$35,833	$—	$—	$35,833

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at July 31, 2011 and October 31, 2010 equaled $20.73 per share and $20.24 per share. Unrealized gain and losses are recognized through other comprehensive income. Unrealized investment holding losses arising during the quarter ended July 31, 2011 was $2.2 million. Unrealized investment holding gains arising during the nine months ended July 31, 2011 was $0.8 million.

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Liabilities at fair value:
Salsa Lisa contingent consideration	—	—	$1,573	$1,573
RFG contingent consideration(2)	—	—	$1,554	$1,554

Total assets at fair value	$—	$—	$3,127	$3,127

(2)	See Note 11 for further discussion.
10. Noncontrolling interest
The following table reconciles shareholders’ equity attributable to noncontrolling interest related to the Salsa Lisa acquisition disclosed on our Form10-K for our fiscal year ended October 31, 2010 (in thousands):

	Three months	Nine months
	ended	ended
	July 31, 2011	July 31, 2011
Noncontrolling interest, beginning	$524	$575
Net loss attributable to noncontrolling interest	(11)	(62)
Capital contributions	—	—

Noncontrolling interest, ending	$513	$513

11. Business acquisition
     Calavo, CG Mergersub LLC (“Newco”), Renaissance Food Group, LLC (“RFG”) and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust (collectively, the “Sellers”) entered into an Agreement and Plan of Merger dated May 25, 2011 (the “Acquisition Agreement”), which sets forth the terms and conditions pursuant to which Calavo would acquire a 100 percent ownership interest in RFG. Pursuant to the Acquisition Agreement, Newco, a newly formed Delaware limited liability company and wholly-owned subsidiary of Calavo, merged with and into RFG, with RFG as the surviving entity. RFG is a fresh-food company that produces, markets, and distributes nationally a portfolio of healthy, high quality lifestyle products for consumers via the retail channel. The acquisition closed on June 1, 2011.
     Pursuant to the Acquisition Agreement and based on the fair value of Calavo’s common stock on June 1, 2011, we agreed to pay on the closing date approximately $16 million, payable in a combination of cash and shares of unregistered Calavo common stock, as described below in greater detail. In addition, if RFG attains specified financial goals for certain 12-month periods prior to the fifth anniversary of the closing, we have agreed to pay RFG approximately up to an additional $84 million in earn-out consideration, based on the fair value of Calavo’s common stock on June 1, 2011, payable in cash and shares of unregistered Calavo common stock, as described below in greater detail. As a result, if the maximum earn-out consideration is earned, the total consideration payable to RFG pursuant to the Acquisition Agreement could be approximately $100 million. The fair value of consideration is currently being determined by the Company and will be less than the maximum consideration noted above.
     The Acquisition Agreement contains covenants, representations and warranties of Calavo and RFG that are customary for transactions of this type. Prior to entering into the Acquisition Agreement, and other than with respect to the Acquisition Agreement, neither we, nor any of our officers, directors, or affiliates had any material relationship with RFG or the Sellers.
     We have paid the Sellers $14.2 million in cash, net of adjustments based on RFG’s financial condition at closing, and issued the Sellers 43,000 shares of unregistered Calavo common stock.
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

     The following table summarizes the preliminary estimated fair values of the assets acquired, liabilities assumed, and equity issued at the date of acquisition (in thousands). We obtained preliminary third-party valuations for the long-term assets acquired and incurred approximately $0.3 million in acquisition costs, which have been expensed in selling, general and administrative expenses in the period incurred. For the two months ended July 31, 2011, since the acquisition of RFG, total selling, general and administrative expenses for RFG was $1.2 million.
At June 1, 2011

(Preliminary)
Current assets	$10,491
Property, plant, and equipment	4,233
Goodwill	14,611
Other assets	117
Intangible assets	8,690

Total assets acquired	38,142
Current liabilities	(12,292)
Contingent consideration	(7,774)
Long-term obligations	(2,894)
Additional paid-in capital	(952)

Net assets acquired	$14,230

     Of the $8,690,000 of intangible assets, a preliminary allocation of $7,400,000 was assigned to customer relationships with a life of 8 years, $920,000 to trademarks and trade names with a life of 8 years, $200,000 to non-competition agreements with a life of 5 years, and $170,000 to trade secrets with a life of 3 years. As discussed above, we potentially may be required to pay a maximum of approximately $100 million if RFG achieves specified future revenue and EBITDA targets. The fair value of this contingent consideration was determined based on a probability weighted method, which incorporates management’s forecasted revenue, and the likelihood of the revenue targets being achieved.
12. Subsequent events
     On July 26, 2011, Santa Clara Valley Bank’s board of directors announced the resignation of President and CEO Michael Hause. Such resignation was effective Friday, July 29, 2011. Together with such resignation, Mr. Hause accepted a management position with Calavo and began employment on August 15, 2011. Mr. Hause resigned from the board of directors of Calavo on August 15, 2011.
     Concurrently with Mr. Hause’s resignation from the board of directors of Calavo Growers, Inc. (the board), the board appointed Mr. James Helin to fill the board position vacated by Mr. Michael Hause. Mr. Helin has not been appointed to any committees of the board of directors, nor does he have any transactions with related persons.

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
Contingencies
     Hacienda Suits — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax years ended December 31, 2000, 2004, 2005 and 2007. There have been no material changes to our examinations by the Hacienda from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2010, except for the following:
     During the first quarter of fiscal 2011, we won our appeal related to the examination of the tax year ended December 31, 2000. As of the filing date of this document, the Hacienda had not appealed this decision, but may in the future.
     During the third quarter of fiscal year 2011, we received an update from our outside legal counsel regarding the examination of the tax year ended December 31, 2004. The appellate court upheld a lower court’s decision on the two remaining items that we previously received an unfavorable ruling on. Based on discussions with our legal counsel, however, we believe that there were certain, administrative errors made by the appellate court and that one of the outstanding tax issues will be resolved in favor of the Company, while the other remaining issue remains unsettled. The total assessment related to this examination is estimated to be approximately $2.4 million. Based on discussion with our legal counsel, we believe that it is more likely than not that we will be successful in our defense and our tax position will be upheld. As such, no accrual has been recorded as of July 31, 2011.
     In the first quarter of fiscal 2011, we received an assessment totaling approximately $720,000 related to the tax year ended December 31, 2005. This assessment relates to depreciation expense taken on our 2005 tax return. Based on discussions with legal counsel, we believe that the Hacienda’s position is without merit and do not believe that the resolution of this examination will have a significant impact on our results of operations.
Business acquisition
     Calavo, CG Mergersub LLC (“Newco”), Renaissance Food Group, LLC (“RFG”) and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust (collectively, the “Sellers”) entered into an Agreement and Plan of Merger dated May 25, 2011 (the “Acquisition Agreement”), which sets forth the terms and conditions pursuant to which Calavo would acquire a

100 percent ownership interest in RFG. Pursuant to the Acquisition Agreement, Newco, a newly formed Delaware limited liability company and wholly-owned subsidiary of Calavo, merged with and into RFG, with RFG as the surviving entity. RFG is a fresh-food company that produces, markets, and distributes nationally a portfolio of healthy, high quality lifestyle products for consumers via the retail channel. The acquisition closed on June 1, 2011.
     Pursuant to the Acquisition Agreement and based on the fair value of Calavo’s common stock on June 1, 2011, we agreed to pay on the closing date approximately $16 million, payable in a combination of cash and shares of unregistered Calavo common stock, as described below in greater detail. In addition, if RFG attains specified financial goals for certain 12-month periods prior to the fifth anniversary of the closing, we have agreed to pay RFG up to an additional approximate $84 million in earn-out consideration, based on the fair value of Calavo’s common stock on June 1, 2011, payable in cash and shares of unregistered Calavo common stock, as described below in greater detail. As a result, if the maximum earn-out consideration is earned, the total consideration payable to RFG pursuant to the Acquisition Agreement could be approximately $100 million. The fair value of consideration is currently being determined by the Company and will be less than the maximum consideration noted above.
     The Acquisition Agreement contains covenants, representations and warranties of Calavo and RFG that are customary for transactions of this type. Prior to entering into the Acquisition Agreement, and other than with respect to the Acquisition Agreement, neither we, nor any of our officers, directors, or affiliates had any material relationship with RFG or the Sellers.
     We have paid the Sellers $14.2 million in cash, net of adjustments based on RFG’s financial condition at closing, and issued the Sellers 43,000 shares of unregistered Calavo common stock.
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

     The following table summarizes the preliminary estimated fair values of the assets acquired, liabilities assumed, and equity issued at the date of acquisition (in thousands). We obtained preliminary third-party valuations for the long-term assets acquired and incurred approximately $0.3 million in acquisition costs, which have been expensed in selling, general and administrative expenses in the period incurred. For the two months ended July 31, 2011, since the acquisition of RFG, total selling, general and administrative expenses for RFG was $1.2 million.
At June 1, 2011

(Preliminary)
Current assets	$10,491
Property, plant, and equipment	4,233
Goodwill	14,611
Other assets	117
Intangible assets	8,690

Total assets acquired	38,142
Current liabilities	(12,292)
Contingent consideration	(7,774)
Long-term obligations	(2,894)
Additional paid-in capital	(952)

Net assets acquired	$14,230

     Of the $8,690,000 of intangible assets, $7,400,000 was assigned to customer relationships with a life of 8 years, $920,000 to trademarks and trade names with a life of 8 years, $200,000 to non-competition agreements with a life of 5 years, and $170,000 to trade secrets with a life of 3 years. As discussed above, we will be required to pay a maximum of approximately $100 million if RFG achieves specified revenue targets. The fair value of this contingent consideration was determined based on a probability weighted method, which incorporates management’s forecasted revenue, and the likelihood of the revenue targets being achieved.
Term Loan Agreement
     Effective June 10, 2011, the Company and FCW entered into a Term Loan Agreement (“Term Agreement”). Under the terms of the Term Agreement, we were advanced $15 million for the purchase of Renaissance Food Group, LLC. Under the terms of the Term Agreement, we are required to make 60 monthly principal and interest payments, in the amount billed, beginning on July 1, 2011 and pay the account in full as of June 1, 2016. There is no prepayment penalty associated with this Term Agreement.
     This Term Agreement also replaces in its entirety the original Term Loan Agreement dated June 1, 2005 by and between the Company and FCW, as previously disclosed in our Form 10-Q filed with the Securities and Exchange Commission on September 9, 2005. There was no significant change in terms between the original Term Loan Agreement and this new agreement.
     The Term Agreement contains certain financial covenants relating to Tangible Net Worth (as defined), and Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio (as defined).
Term Revolving Credit Agreements
     Effective June 10, 2011, the Company and FCW, entered into a Term Revolving Credit Agreement (“Revolving Agreement”). Under the terms of the Revolving Agreement, we are advanced funds for working capital purposes, the purchase and installation of capital items, as well as other corporate needs of the Company. Total credit available under the borrowing agreement is $40 million, up from $30 million, and expires on February 1, 2016. This increase was at our request and not due to any immediate cash flows needs. This credit facility contains certain financial covenants relating to Tangible Net Worth (as defined), and Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio (as defined).

     Our non-collateralized, revolving credit facility with Bank of America, N.A. expired July 2011. We have received several 30 day extensions, however, while we finalize a new long-term agreement, which we expect to take place in the fourth quarter of fiscal year 2011.
Net Sales
     The following table summarizes our net sales by business segment for each of the three and nine-month periods ended July 31, 2011 and 2010:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2011	Change	2010	2011	Change	2010
Net sales to third-parties:
Fresh products	$130,035	29.2%	$100,681	$318,341	25.2%	$254,265
Calavo Foods(1)	35,106	152.6%	13,897	56,839	54.2%	36,852

Total net sales	$165,141	44.1%	$114,578	$375,180	28.9%	$291,117

As a percentage of net sales:
Fresh products	78.7%		87.9%	84.9%		87.3%
Calavo Foods	21.3%		12.1%	15.1%		12.7%

	100.0%		100.0%	100.0%		100.0%

(1)	Includes net sales of $22.8 million related to recently acquired RFG. See Note 11 in the Notes to the Consolidated Condensed Financial Statements for additional information related to the acquisition of RFG.
     Net sales for the third quarter of fiscal 2011, compared to fiscal 2010, increased by $50.6 million, or 44.1%, whereas net sales for the nine months ended July 31, 2011, compared to fiscal 2010, increased by $84.1 million, or 28.9%. The increase in Fresh product sales during the three-month period of fiscal 2011 was primarily related to increased sales of Mexican and California sourced avocados. This increase was partially offset, however, by decreased sales from tomatoes.
     The increase in Fresh product sales during the nine-month periods of fiscal 2011 was primarily related to increased sales of Mexican and Californian sourced avocados. These increases were partially offset, however, by decreased sales from tomatoes, Chilean sourced avocados, and pineapples.
     While the procurement of fresh avocados related to our Fresh products segment is very seasonal, our Calavo Foods business is generally not subject to a seasonal effect. The significant increase in sales of our Calavo Foods business for the related three and nine-month periods in fiscal 2011, when compared to the corresponding prior year period, is related to the sales of our newly acquired business, RFG, on June 1, 2011. This increase was partially offset, however, by a decrease in sales related to our guacamole products for the related three and nine-month periods in fiscal 2011. This was primarily due to a decrease in total pounds of product sold.
     Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.
Fresh products
     Third Quarter 2011 vs. Third Quarter 2010
     Net sales delivered by the Fresh products business increased by approximately $29.4 million, or 29.2%, for the third quarter of fiscal 2011, when compared to the same period for fiscal 2010. As discussed above, this increase in Fresh product sales during the third quarter of fiscal 2011 was primarily related to an increase in sales of Mexican and Californian sourced avocados. This increase was partially offset, however, by decreased sales from tomatoes. See details below.
     Sales of Mexican sourced avocados increased $21.7 million, or 99.1%, for the third quarter of fiscal 2011, when compared to the same prior year period. The increase in Mexican sourced avocados was due to a combination of an increase in the sales price per carton and an increase in pounds sold. The sales price per carton increased by approximately 67.1%. We attribute this increase primarily to a lower overall volume of avocados in the marketplace, when compared to the same prior year period. Additionally, we also believe there is a higher demand for avocados during the third quarter of fiscal 2011 than in the prior year. Mexican sourced avocados sales reflect an increase in 3.8 million pounds of avocados sold, or 19.3%, when compared to the same prior year period. We attribute most of this increase in volume to the significant decrease in the California avocado crop (see below).
     Sales of California sourced avocados increased $11.1 million, or 16.8%, for the third quarter of fiscal 2011, when compared to the same prior year period. The increase in California sourced avocados is due to an increase in the per carton sales prices of 104.7%. Similar to the discussion above, we attribute this increase primarily to a lower overall volume of avocados in the marketplace, as well as a higher demand for avocados during the third quarter of fiscal 2011 than in the prior year. Partially offsetting this increase in sales price is the decrease in pounds sold of California avocados. The volume of California fruit sold decreased to 41.0 million pounds from 71.9 million pounds in the same prior year period. The decrease in California sourced avocados was primarily related to the smaller California avocado crop for fiscal 2011.
     Partially offsetting the overall increase was a decrease in sales of tomatoes of $3.6 million, or 48.6%, for the third quarter of fiscal 2011, when compared to the same period for fiscal 2010. The decrease in sales for tomatoes was primarily due to a decrease in volume by 44.7% when compared to the same prior year period. This significant decrease was mainly due to a freeze in Mexico that resulted in less units harvested during the third quarter of fiscal 2011.
     Nine Months Ended 2011 vs. Nine Months Ended 2010
     Net sales delivered by the Fresh products business increased by approximately $64.1 million, or 25.2%, for the nine months ended July 31, 2011, when compared to the same period for fiscal 2010. As discussed above, this increase in Fresh product sales during the nine months ended July 31, 2011, was primarily related to increased sales of Mexican sourced avocados and California sourced avocados. These increases were partially offset, however, by decreased sales from tomatoes, Chilean sourced avocados, and pineapples. See details below.
     Sales of Mexican sourced avocados increased $66.4 million, or 65.9%, for the nine months ended July 31, 2011, when compared to the same prior year period. The increase in Mexican sourced avocados was due to a combination of an increase in pounds sold and an increase in the sales price per carton. Mexican sourced avocados sales reflect an increase in 15.3 million pounds of avocados sold, or 15.3%, when compared to the same prior year period. We attribute most of this increase in volume to the significant decrease in the California and Chilean avocado crop (see below). In addition, the sales price per carton increased by approximately 43.9%. We attribute this increase primarily to a lower overall volume of avocados in the marketplace, as well as a higher demand for avocados when compared to the same prior year period.
     Sales of California sourced avocados increased $18.3 million, or 19.8%, for the nine months ended July 31, 2011, when compared to the same prior year period. The increase in California sourced avocados was due to an increase in the sales price per carton. The sales price per carton increased by approximately 83.7%. We attribute this increase primarily to a lower overall volume of avocados in the marketplace, as well as a higher demand for avocados ,when compared to the same prior year period. Partially offsetting this increase, California sourced avocado sales reflect a decrease of 35.0 million pounds of avocados sold or 34.8%, when compared to the same prior year period. We attribute most of this decrease in volume to the smaller California avocado crop in the current year.

     Partially offsetting these increases was a decrease in sales of tomatoes of $17.3 million, or 42.0%, for the nine months ended July 31, 2011, when compared to the same period for fiscal 2010. The decrease in sales for tomatoes was primarily due to a decrease in volume by 34.9% when compared to the same prior year period. This significant decrease was mainly due to a freeze in Mexico that resulted in less units. In addition, tomatoes had a decrease in the average selling price per carton of approximately 10.9%, when compared to the same prior year period.
     Sales of Chilean sourced avocados decreased $2.7 million, or 47.5%, for the nine months ended July 31, 2011, when compared to the same prior year period. This decrease was primarily related to the decrease in the volume of Chilean fruit sold of 3.3 million pounds, or 54.2%. This decrease was primarily related to the significantly smaller size of the Chilean avocado crop. The price per pound experienced an increase of 14.7% for the nine months ended July 31, 2011, when compared to the same prior year period, due primarily to lower overall volume of avocados in the marketplace, as well as a higher demand for avocados, as discussed above.
     Sales of pineapples decreased $1.8 million, or 50.9%, for the nine months ended July 31, 2011, when compared to the same period for fiscal 2010. The decrease in sales for pineapples was primarily due to a decrease in volume by 58.4% when compared to the same prior year period. This decrease is primarily related to the transition to new suppliers of pineapples, after the Maui Pineapple Company exited the pineapple business last year.
     We anticipate that California avocado sales will experience a seasonal and cyclical decrease during our fourth fiscal quarter of 2011, as compared to the third quarter of fiscal 2011. We also believe that there will be a significant decrease in California avocado volume when compared to the fourth fiscal quarter of 2010.
     We anticipate that net sales related to Mexican and Chilean sourced avocados will increase during our fourth fiscal quarter of 2011, as compared to the third fiscal quarter of 2011 due to seasonality. We anticipate that net sales related to Chilean sourced avocados will increase when compared to the fourth fiscal quarter of 2010.
     We anticipate that net sales related to tomatoes will decrease during our fourth fiscal quarter of 2011, as compared to the third fiscal quarter of 2011 due to seasonality. We also believe that there will be a decrease in net sales related to tomatoes when compared to the fourth fiscal quarter of 2010.

Calavo Foods
     Third Quarter 2011 vs. Third Quarter 2010
     Calavo Foods sales for the quarter ended July 31, 2011, when compared to the same period for fiscal 2010, increased $21.2 million, or 152.6%. The significant increase in sales of our Calavo Foods business for the third quarter of fiscal 2011, when compared to the corresponding prior year period, is due to addition of the recently acquired RFG, which contributed approximately $22.8 million in the third quarter of fiscal year 2011 when compared to the same prior year period. This increase was partially offset, however, by a decrease in sales related to our prepared guacamole products. This decrease was primarily related to a 21.9% decrease in total pounds sold. The decrease in pounds sold primarily related to a decrease in the pounds sold of our frozen guacamole products, which decreased approximately 28.7%, and a decrease in the sale of our refrigerated guacamole products (formerly high-pressure, see below), which decreased approximately 14.4% when compared to the same prior year period. This decrease is mostly due to fewer sales in the food services sector. Such decreases are primarily related to the carryover effect of the temporary disruption encountered during the first quarter of fiscal 2011, as well as the fact that substantially all guacamole products are now high-pressured for food safety purposes and that the packaging requested from certain customers does not allow for high pressured products. This resulted in the discontinuance of sales to some high-volume, low-margin customers. The average net selling price per pound increased 5.8% from the corresponding prior year period. This increase is primarily related to a change in sales mix and a price increase that went into effect in July 2011 on substantially all products. Notwithstanding the acquisition of RFG, we believe that retail sales, as a percentage of total net Calavo Foods sales, might increase in the future.
Nine Months Ended 2011 vs. Nine Months Ended 2010
     Calavo Foods sales for the nine months ended July 31, 2011, when compared to the same period for fiscal 2010, increased $20.0 million, or 54.2%. The significant increase in sales of our Calavo Foods business for the nine months ended July 31, 2011, when compared to the corresponding prior year period, is due to addition of the recently acquired RFG, which contributed approximately $22.8 million in the nine months ended July 31, 2011, when compared to the same prior year period. This increase was partially offset, however, by a decrease in sales related to our prepared guacamole products. This decrease was primarily related to a 14.7% decrease in total pounds sold. The decrease in pounds sold primarily related to a decrease in the pounds sold of our frozen guacamole products, which decreased approximately 19.1%, and a decrease in the sale of our refrigerated guacamole products (formerly high-pressure, see below), which decreased approximately 9.6% when compared to the same prior year period. In an effort to enhance product safety and quality in the segment, we implemented changes in our food safety standards that added steps in our manufacturing process during the first quarter of fiscal 2011. As a result, there was a temporary disruption, which adversely impacted supply and sales in the segment. In addition, sales were impacted by the fact that substantially all guacamole products are now high-pressured for food safety purposes and that the packaging requested from certain customers does not allow for high pressured products. This resulted in the discontinuance of sales to some high-volume, low-margin customers. The net average selling price increased 4.8% during the nine months ended July 31, 2011, when compared to the same prior year period. This increase is primarily related to a change in sales mix and a price increase that went into effect in July 2011 on substantially all products. Notwithstanding the acquisition of RFG, we believe that retail sales, as a percentage of total net Calavo Foods sales, might increase in the future.

Gross Margins
     The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and nine-month periods ended July 31, 2011 and 2010:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2011	Change	2010	2011	Change	2010
Gross margins:
Fresh products	$10,210	(19.9)%	$12,745	$23,957	(12.3)%	$27,305
Calavo Foods(1)	1,130	(55.3)%	2,530	5,472	(44.9)%	9,931

Total gross margins	$11,340	(25.8)%	$15,275	$29,429	(21.0)%	$37,236

Gross profit percentages:
Fresh products	7.9%		12.7%	7.5%		10.7%
Calavo Foods	3.2%		18.2%	9.6%		26.9%
Consolidated	6.9%		13.3%	7.8%		12.8%

(1)	Includes gross margin of $1.4 million related to recently acquired RFG. See Note 11 in the Notes to the Consolidated Condensed Financial Statements for additional information related to the acquisition of RFG.
     Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins decreased by approximately $3.9 million, or 25.8%, for the third quarter of fiscal 2011, when compared to the same period for fiscal 2010. This decrease was attributable to both our Fresh products and our Calavo Foods segments. Gross margins decreased by approximately $7.8 million, or 21.0%, for the first nine months of fiscal 2011 when compared to the same period for fiscal 2010. This decrease was attributable to both our Fresh products and our Calavo Foods segments.
     During our three and nine-month periods of fiscal 2011, as compared to the same prior year periods, the decrease in our Fresh products segment gross margin percentage was primarily related to higher costs associated with California sourced avocados. This was caused by fewer pounds being sold, increasing our per pound costs, which, as a result, negatively impacted gross margins. This decrease in pounds sold was primarily related to the smaller California avocado crop for fiscal 2011. Contributing to the decrease in the gross margin percentage was higher Mexican sourced avocado fruit costs year-over-year. We were able to increase the selling prices of Mexican sourced avocados, but not at the same rate at which fruit costs increased. We attribute this increase primarily to a lower overall volume of avocados in the marketplace, when compared to the same prior year period. We also believe there is a higher demand for avocados than in prior year. The combined effect of these negatively impacted gross margins.
     Gross profit percentages for Calavo Foods for the third quarter of fiscal 2011, as compared to the same prior year period, decreased primarily as a result of significantly higher fruit costs. Fruit costs increased 72.4% in the third quarter of fiscal 2011. We attribute this increase primarily to a lower overall volume of avocados in the marketplace, as well as higher demand, when compared to the same prior year period. Unlike the Fresh product segment, sales prices for Calavo Foods are often more static, based on agreed upon product pricing. Increases in product pricing are more difficult than the Fresh product segment and take longer to implement. Therefore, material fluctuations in fruit costs can have a more significant impact on gross margins in the Calavo Foods segment than the Fresh product segment. As such, the price increases that began implementation during the third quarter, which we believe will ultimately be accepted by our primary customers, was not able to offset the sharp increase in fruit costs during the quarter. Partially offsetting the decrease in margins was the addition of the recently acquired RFG, which contributed approximately $1.4 million in margins for the third quarter of fiscal year 2011, when compared to the same prior year period.
     Gross profit percentages for Calavo Foods for the nine-month period of fiscal 2011, as compared to the same prior year period, decreased primarily as a result of higher fruit and production costs. Fruit costs increased 35.0% in the nine-month period of fiscal 2011. We attribute this increase primarily to a lower overall volume of avocados in the marketplace, as well as increased demand, when compared to the same prior year period. As discussed above, material fluctuations in fruit costs can have a significant impact on gross margins in the Calavo Foods segment. The increase in our production costs was primarily related to the aforementioned change in the food safety standards that added steps in our manufacturing process during the first quarter of fiscal 2011, and we do not expect such costs to continue for the remainder of this fiscal year. We anticipate that the gross profit percentage for our Calavo Foods segment will continue to experience significant fluctuations during this fiscal year primarily due to the uncertainty of the cost of fruit that will be used in the production process.
     Partially offsetting the decrease in margins was the addition of the recently acquired RFG, which contributed approximately $1.4 million in margins for the nine months ended July 31, 2011, when compared to the same prior year period.
     In addition, the U.S. Dollar to Mexican Peso exchange rate weakened during our three and nine-month periods of fiscal 2011, as compared to the corresponding prior year periods. This had the effect of increasing our per pound costs, which, as a result, negatively impacted gross margins. Any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh product and Calavo Foods segments.
Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2011	Change	2010	2011	Change	2010
Selling, general and administrative(1)	$6,844	24.1%	$5,514	$17,494	8.4%	$16,133
Percentage of net sales	4.1%		4.8%	4.7%		5.5%

(1)	Includes selling, general and administrative expenses of $1.2 million related to recently acquired RFG. See Note 11 in the Notes to the Consolidated Financial Statements for additional information related to the acquisition of RFG.
     Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $1.3 million, or 24.1%, for the three months ended July 31, 2011, when compared to the same period for fiscal 2010. This increase was primarily related to the acquisition of RFG which contributed $1.2 million in selling, general and administrative expenses for the three months ended July 31, 2011. The remaining increase of $0.1 million is due to higher corporate costs, including, but not limited to, salaries and employee benefits (totaling approximately $0.5 million), legal fees (totaling approximately $0.1 million), audit fees (totaling approximately $0.1 million), other administration fees (totaling approximately $0.1 million), stock option expenses (totaling approximately $0.1 million) and broker commission (totaling approximately $0.1 million), partially offset by decreases in management bonuses (totaling approximately $0.9 million).
     Selling, general and administrative expenses increased $1.4 million, or 8.4%, for the nine months ended July 31, 2011, when compared to the same period for fiscal 2010. This increase was primarily related to the acquisition of RFG which contributed $1.2 million in selling, general and administrative expenses for the nine months ended July 31, 2011. The remaining increase of $0.2 million is due to higher corporate costs, including, but not limited to, salaries and employee benefits (totaling approximately $0.5 million), audit fees (totaling approximately $0.2 million), broker commission (totaling approximately $0.2 million), depreciation (totaling approximately $0.1 million), consulting fees (totaling approximately $0.1 million), bad debt expense (totaling approximately $0.1 million), data processing (totaling approximately $0.1 million), Stock option expenses (totaling approximately $0.1 million), and other administrative fees (totaling approximately $0.2 million), partially offset by decreases in management bonuses (totaling approximately $1.4 million).

Provision for Income Taxes

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2011	Change	2010	2011	Change	2010
Provision for income taxes	$1,689	(58.2)%	$4,045	$4,709	(45.3)%	$8,608
Percentage of income before provision for income taxes	38.5%		40.7%	39.0%		39.9%
     For the third quarter of fiscal 2011, our provision for income taxes was $1.7 million, as compared to $4.0 million recorded for the comparable prior year period.
     For the first nine months of fiscal 2011, our provision for income taxes was $4.7 million, as compared to $8.6 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 39.0% during fiscal 2011.
Liquidity and Capital Resources
     Cash used in operating activities was $2.5 million for the nine months ended July 31, 2011, compared to $21.4 million provided by operations for the similar period in fiscal 2010. Operating cash flows for the nine months ended July 31, 2011 reflect our net income of $7.4 million, net non-cash charges (depreciation and amortization, stock compensation expense, interest on deferred consideration, and income from unconsolidated entities) of $2.7 million and a net decrease in the noncash components of our operating capital of approximately $12.6 million.
     Our operating capital decrease includes a net increase in accounts receivable of $23.0 million, an increase in inventory of $6.2 million, a decrease in trade accounts payable and accrued expenses of $5.4 million and an increase in other assets of $0.2 million, partially offset by an increase in payable to growers of $18.8 million, a decrease in prepaid expenses and other current assets of $2.7 million, a decrease in advances to suppliers of $0.4 million and a decrease in income taxes receivable of $0.3 million.
     The increase in our accounts receivable, as of July 31, 2011, when compared to October 31, 2010, primarily reflects higher sales recorded in the month of July 2011, as compared to October 2010. The increase in inventory is primarily related to an increase in the fresh fruit on hand at July 31, 2011 and higher fruit prices in July 2011 compared to October 2010. The increase in fresh fruit on hand is primarily driven by more fruit being delivered for California sourced avocados in the month of July 2011 as compared to October 2010. The increase in fruit prices is due to a significantly smaller California avocado crop in fiscal year 2011 compared to prior year. The decrease in trade accounts payable and accrued expenses is primarily related to the prior year accrual for the final earn-out payment made in May of 2010, related to the Hawaiian Sweet acquisition. The increase in payable to growers primarily reflects an increase in California fruit delivered in the month of July 2011, as compared to October 2010. The decrease in prepaid expenses and other current assets primarily reflects the settlement of infrastructure advances made to Agricola Belher. The decrease in advances to suppliers primarily reflects fewer advances made to Agricola Belher related to the receipt of tomatoes in July 2011, compared to October 2010. The decrease in income tax receivable relates primarily to income from operations through the nine months ended July 31, 2011.
     Cash used in investing activities was $17.5 million for the nine months ended July 31, 2011 and related principally to the acquisition of RFG of $13.4 million (see note 11 to the condensed, consolidated financial statements), the purchase of property, plant and equipment items of $3.3 million and an infrastructure advance to Agricola Belher of $1.0 million, partially offset by distribution from an unconsolidated entity of $0.2 million.
     Cash provided by financing activities was $21.4 million for the nine months ended July 31, 2011, which related principally to the proceeds from our credit facilities totaling $16.1 million, net proceeds from the issuance of long-term obligations totaling $13.2 million and exercises of stock options of $0.2 million, partially offset by the payment of our $8.1 million dividend.

     Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of July 31, 2011 and October 31, 2010 totaled $2.5 million and $1.1 million. Our working capital at July 31, 2011 was $14.9 million, compared to $14.8 million at October 31, 2010.
     We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments.
     Effective June 10, 2011, the Company and Farm Credit West, PCA, entered into a Term Revolving Credit Agreement (“Revolving Agreement”). Under the terms of the Revolving Agreement, we are advanced funds for working capital purposes, the purchase and installation of capital items, as well as other corporate needs of the Company. Total credit available under the borrowing agreement is $40 million, up from $30 million, and expires on February 1, 2016. This increase was at our request and not due to any immediate cash flows needs.
     Our non-collateralized, revolving credit facility with Bank of America, N.A. expired July, 2011. We have received several 30 day extensions, however, while we finalize a new long-term agreement, which we expect to take place in the fourth quarter of fiscal year 2011.
     Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $55 million, with a weighted-average interest rate of 1.6% and 2.3% at July 31, 2011 and October 31, 2010. Under these credit facilities, we had $24.2 million and $8.2 million outstanding as July 31, 2011 and October 31, 2010. These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), and Funded Debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined). We were in compliance with all such covenants at July 31, 2011.
Contractual Obligations
     The following table summarizes contractual obligations pursuant to which we are required to make cash payments. The information is presented as of our fiscal year ended July 31, 2011:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (including interest)	$26,686	$6,103	$11,476	$8,576	$531
Revolving credit facilities	24,220	24,220	—	—	—
Defined benefit plan	252	42	84	84	42
Operating lease commitments	11,368	1,713	3,218	2,791	3,646

Total	$62,526	$32,078	$14,778	$11,451	$4,219

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2011.

(All amounts in thousands)	Expected maturity date July 31,
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$2,454	$—	$—	$—	$—	$—	$2,454	$2,454
Accounts receivable (1)	63,455	—	—	—	—	—	63,455	63,455
Advances to suppliers (1)	1,227	—	—	—	—	—	1,227	1,227

Liabilities
Payable to growers (1)	$28,820	$—	$—	$—	$—	$—	$28,820	$28,820
Accounts payable (1)	7,813	—	—	—	—	—	7,813	7,813
Current borrowings pursuant to credit facilities (1)	24,220	—	—	—	—	—	24,220	24,220
Fixed-rate long-term obligations (2)	5,368	5,396	5,118	5,239	3,020	509	24,650	24,598

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	Fixed-rate long-term obligations bear interest rates ranging from 1.7% to 5.7% with a weighted-average interest rate of 3.0%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $666,000.
     Except for the buyout option for Calavo Salsa Lisa, LLC, as mentioned on Note 16 on Form 10-K for our fiscal year ended October 31, 2010, we were not a party to any derivative instruments during the fiscal year. It is currently our intent to not use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.
     Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. We do not anticipate using derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates during fiscal 2011. Total foreign currency losses for the three months and nine months ended July 31, 2011, net of gains, was less than $0.1 million and $0.2 million. Total foreign currency gains for the three months and nine months ended July 31, 2010, net of losses, was less than $0.1 million.
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
     There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 6. EXHIBITS

10.1	Amendment to Term Revolving Credit Agreement between FCW and Calavo Growers, Inc. dated May 31, 2011.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101
The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of July 31, 2011 and October 31, 2010; (2) Consolidated Condensed Statements of Income for the three and nine months ended July 31, 2011 and 2010; (3) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended July 31, 2011 and 2010; (4) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2011 and 2010; and (5) Notes to Unaudited Condensed Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)
Date: September 9, 2011	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: September 9, 2011	By	/s/ Arthur J. Bruno
Arthur J. Bruno
Chief Operating Officer, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Amendment to Term Revolving Credit Agreement between FCW and Calavo Growers, Inc. dated May 31, 2011.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101
The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of July 31, 2011 and October 31, 2010; (2) Consolidated Condensed Statements of Income for the three and nine months ended July 31, 2011 and 2010; (3) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended July 31, 2011 and 2010; (4) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2011 and 2010; and (5) Notes to Unaudited Condensed Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.