Form 10-K
period 2011-10-31
CALAVO GROWERS INC
filed 2012-01-17
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-33385

CALAVO GROWERS, INC.

(Exact name of registrant as specified in its charter)

California	33-0945304
(State of incorporation)	(I.R.S. Employer Identification No.)

1141-A Cummings Road, Santa Paula, CA	93060
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (805) 525-1245

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
Common Stock, $0.001 Par Value per Share	Nasdaq Global Select Market

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

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $262.9 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of November 30, 2011 was 14,770,433.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders, which we intend to hold on April 25, 2012 are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2011.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo Growers, Inc and its consolidated subsidiaries (CG) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, margins, expenses, earnings, earnings per share, tax provisions, cash flows, currency exchange rates, the impact of acquisitions or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on CG and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic trends and events; the competitive pressures faced by CG’s businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs; integration and other risks associated with business combinations; the hiring and retention of key employees; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including, but not limited to, the items discussed in “Risk Factors” in Item 1A of this report, and that are otherwise described or updated from time to time in CG’s Securities and Exchange Commission reports. CG assumes no obligation and does not intend to update these forward-looking statements.

PART I

Item 1. Business

General development of the business

Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and an expanding provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to food distributors, produce wholesalers, supermarkets, convenience stores, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our various operating facilities, we sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas. Additionally, we also produce salsa and prepare ready-to-eat produce and deli products. We distribute our products both domestically and internationally and report our operations in two different business segments: Fresh products and Calavo Foods. See Note 11 in our consolidated financial statements for further information about our business segments. Our principal executive offices are located at 1141-A Cummings Road, Santa Paula, California 93060; telephone (805) 525-1245.

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

In June 2011, Calavo, CG Mergersub LLC (Newco), Renaissance Food Group, LLC (RFG) and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust (collectively, the Sellers) entered into an Agreement and Plan of Merger dated May 25, 2011 (the Acquisition Agreement), which sets forth the terms and conditions pursuant to which Calavo would acquire a 100 percent ownership interest in RFG. Pursuant to the Acquisition Agreement, Newco, a newly formed Delaware limited liability company and wholly-owned subsidiary of Calavo, merged with and into RFG, with RFG as the surviving entity. RFG is a fresh-food company that produces, markets, and distributes nationally a portfolio of healthy, high quality products for consumers via the retail and foodservice channels. See Note 17 in our consolidated financial statements for further information.

In February 2010, Calavo, Calavo Salsa Lisa, LLC (CSL), Lisa’s Salsa Company (LSC) and Elizabeth Nicholson and Eric Nicholson, entered into an Asset Purchase and Contribution Agreement, dated February 8, 2010 (the Acquisition Agreement), which sets forth the terms and conditions pursuant to which Calavo acquired a 65 percent ownership interest in newly created CSL which acquired substantially all of the assets of LSC. Elizabeth Nicholson and Eric Nicholson, through LSC, hold the remaining 35 percent ownership of CSL. LSC is a regional producer in the upper Midwest of Salsa Lisa refrigerated salsas. We believe that this line of salsas will further diversify our product offerings and will be a natural complement to our ultra-high-pressure guacamole, as well as our Calavo tortilla chips.

In June 2009, we (through a wholly owned subsidiary: Calavo Inversiones (Chile) Limitada) entered into a joint venture agreement with Exportadora M5, S.A. (M5) for the purpose of selling and distributing Chilean sourced avocados, as well as other perishable commodities. Such joint venture operates under the name of Calavo de Chile and commenced operations in July 2009. M5 and Calavo each have an equal one-half ownership interest in Calavo de Chile, but M5 has overall management responsibility for the operations of Calavo De Chile.

In June 2007, we entered into a distribution agreement with Agricola Belher (Belher) of Mexico, a well-established quality producer of fresh vegetables, primarily tomatoes, for export to the U.S. market. Pursuant to such distribution agreement, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our company, primarily our Arizona facility. In exchange, we agreed to sell and distribute such tomatoes, make advances to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. The agreement also allows for us to advance additional amounts to Belher at our sole discretion. In June 2011, we entered into an addendum that extended the distribution agreement with Belher. This agreement expires in July 2019.

We also entered into an infrastructure agreement in June 2007 with Belher, which was extended through the addendum in June 2011, in order to significantly increase production yields and fruit quality. Pursuant to this agreement, we made advances to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned/controlled by Belher, as well as packing line equipment. Advances incur interest at 4.7% and 6.5% at October 31, 2011 and 2010. We have advanced a total of $4.2 million and $2.4 million as of October 31, 2011 and 2010 ($0.8 million and $1.2 million included in prepaid expenses and other current assets and $3.4 million and $1.2 million included in other long-term assets). Belher is to annually repay these advances in no less than 20% increments through July 2016. Interest is to be paid monthly or annually, as defined. Belher may prepay, without penalty, all or any portion of the advances at any time. In order to secure their obligations pursuant to both agreements discussed above, Belher granted us a first-priority security interest in certain assets, including cash, inventory and fixed assets, as defined.

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

We sell avocados to a diverse group of supermarket chains, wholesalers, food service and other distributors, under the Calavo family of brand labels, as well as private labels. From time to time, some of our larger customers seek short-term sales contracts that formalize their pricing and volume requirements. Generally, these contracts contain provisions that establish a price floor and/or ceiling during the contract duration. In our judgment, the shift by our customers to drafting sales contracts benefits large handlers like us, which have the ability to fulfill the terms of these contracts. During fiscal year 2011, our 5 and 25 largest fresh customers represented approximately 22% and 44% of our total consolidated revenues. During fiscal year 2010, our 5 and 25 largest fresh customers represented approximately 24% and 48% of our total consolidated revenues. During fiscal year 2011 none of our fresh customers represented more than 10% of total consolidated revenues. During fiscal year 2010, one fresh customer represented approximately 11% of our total consolidated revenues. During fiscal year 2009 none of our fresh customers represented more than 10% of total consolidated revenues.

The Hass variety is the predominant avocado variety marketed on a worldwide basis. Generally, California grown Hass avocados are available year-round, with peak production periods occurring between January through October. Other varieties have a more limited picking season and generally command a lower price. Approximately 1,900 California growers deliver avocados to us, generally pursuant to a standard marketing agreement. Over the past several years, our share of the California avocado crop has remained strong, with approximately 28% of the 2011 shipped California avocado crop handled by us, based on data published by the California Avocado Commission. We attribute our solid foothold in the California industry principally to the competitiveness of the per pound returns we pay and the communication and service we maintain with our growers.

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

We also import avocados from Mexico, Chile, Peru, New Zealand and the Dominican Republic. Our strategy is to increase our market share of currently sourced avocados to all accepted marketplaces. We believe our diversified avocado sources provide a level of supply stability that may, over time, help solidify the demand for avocados among consumers in all markets we distribute to.

We typically purchase Mexican avocados from growers and packers located in Mexico. The purchase price we pay for fruit acquired from Mexican growers is generally negotiated for substantially all the fruit in a particular grove. Once a purchase price is agreed to, the fruit is then harvested and delivered to our packinghouse located in Uruapan, Michoacán, Mexico. Once delivered, such fruit is weighed, graded, sized, packed, and cooled for shipment, primarily to the United States. Fruit purchased directly from Mexican packers is used as a supplemental source and is packed to our standards for shipment to either our customers or our operating facilities. In either case, the purchase price of Mexican avocados is generally based our estimated selling prices of such fruit, less anticipated packing and/or selling costs and our desired margin. We believe these two sources allow us to maximize both the timely acquisition, as well as purchase price, of Mexican fruit.

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

We believe that our continued success in marketing Mexican avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices, and keeping the handling costs low as we ship the Mexican avocados to our packinghouses. We are subject to USDA and other regulatory inspections to ensure the safety and the quality of the fruit being delivered from Mexico. The Mexican avocado harvest, which is often considerably larger than the California avocado harvest, is both complimentary and competitive with the California market, as the Mexican harvest is near year round (most significant from September to June). As a result, it is common for Mexican growers to monitor the supply of avocados for export to the United States in order to obtain higher field prices. During 2011, we packed and distributed approximately 23% of the avocados exported from Mexico into the United States and approximately 5% of the avocados exported from Mexico to countries other than the United States, based on our estimates.

We also handle avocados from Chile and Peru, most of which are on a consignment basis with our growers. Pursuant to our joint venture agreement with M5, Calavo de Chile is now the primary contact with our Chilean avocado sources. Our commission percentage is approximately 8%. Additionally, from time to time, we may purchase Chilean sourced avocados. Pursuant to our consignment arrangements, we occasionally make advances to both Chilean and Peruvian growers. Historically, we made such advances related to both pre-harvest and post-harvest activities, but our focus during fiscal 2010 and 2011 was primarily related to post-harvest activities. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. Historical experience demonstrates that providing post-harvest advances results in our acquiring full market risk for the product, as it is possible (although unlikely) that our sale proceeds may be less than the amounts we paid to the grower. This is a result of the high level of volatility inherent in the avocado and perishable food markets, which are subject to significant pricing declines based on the availability of fruit in the market. In the event that we do make a pre-season advance, our ability to recover such pre-harvest advance would be largely dependent on the growers’ ability to deliver avocados to us, as well as the inherent risks of farming, such as weather and pests.

Sales of Chilean grown avocados have generally been significant during our 4th and 1st fiscal quarters. Additionally, with the Chilean harvesting season being complimentary to the California season (August through February), Chilean avocados are able to command competitive retail pricing in the market. During 2011, we distributed approximately 5% of the total Chilean avocados imported into the United States, based on our estimates.

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

Perishable food products include various commodities, including tomatoes, papayas, and pineapples. The majority of our sales are generated from tomatoes and papayas. Tomatoes are primarily handled on a consigned basis, while papayas are handled on a pooling basis, similar to the California avocado pool previously described. Sales of our diversified Fresh products do not generally experience significant fluctuations related to seasonality. We believe our efforts in distributing our other various commodities complement our offerings of avocados.

Calavo Foods

The Calavo Foods segment was originally conceived as a mechanism to stabilize the price of California avocados by reducing the volume of avocados available to the marketplace. In the 1960’s and early 1970’s, we pioneered the process of freezing avocado pulp and developed a wide variety of guacamole recipes to address the diverse tastes of consumers and buyers in both the retail and food service industries. One of the key benefits of frozen products is their long shelf-life. With the introduction of low cost processed products delivered from Mexican based processors, however, we realigned the segment’s strategy by shifting the fruit procurement and pulp processing functions to Mexico. In 1995, we invested in a processing plant in Mexicali, Mexico to derive the benefit of competitive avocado prices available in Mexico.

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

In February 2003, our Board of Directors approved a plan whereby the operations of our Calavo Foods business would be relocated. The plan called for the closing of our Santa Paula, California and Mexicali, Baja California Norte (Mexicali) processing facilities and relocating these operations to a new facility in Uruapan, Michoacan, Mexico (Uruapan). This restructuring has provided for cost savings in the elimination of certain transportation costs, duplicative overhead structures, and savings in the overall cost of labor and services. The Uruapan facility commenced operations in February 2004 and the Santa Paula and Mexicali facilities ceased production in February 2003 and August 2004. Net sales of frozen products, typically sold to foodservices customers, represented approximately 51% and 54% of total Calavo Foods segment sales for the years ended October 31, 2011 and 2010.

We utilize ultra high pressure machines which are designed to “cold pasteurize” our guacamole products. Using high pressure only, this procedure substantially destroys the cells of any bacteria that could lead to spoilage, food safety, or oxidation issues. Once the procedure is complete, our packaged guacamole is cased and shipped to various retail and food service customers throughout the markets we service. In fiscal year 2010, we put a second 215L ultra high pressure machine into service. These machines, which are located in Uruapan, pressurize all guacamole product lines, including all frozen products, which begun in fiscal 2010. A 3rd ultra high pressure machine, with a larger capacity of 350L, was put into service during our second fiscal quarter of 2011, but experienced a serious mechanical failure shortly after installation. In the first quarter of 2012, this machine was replaced with a new 350L capacity machine. We estimate our operating capacity for the two 215L machines that were operational at year end to be approximately 95%.

We estimate that our operating capacity for all three ultra high pressure machines to be 71% and we believe this reasonable given our current sales projections and expected growth. Net sales of our ultra high pressure (fresh) products, typically sold to retail customers, represented approximately 49% and 46% of total guacamole products within the Calavo Foods segment sales for the years ended October 31, 2011 and 2010.

Sales in the U.S. and Canada are made principally through a commissioned nationwide broker network, which is supported by our regional sales managers. We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, strategically located warehouses, and market relationships. During fiscal year 2011, our 5 and 25 largest processed product customers represented approximately 9% and 17 % of our total consolidated revenues. During fiscal year 2010, our 5 and 25 largest processed product customers represented approximately 6% and 11% of our total consolidated revenues. During fiscal years 2011, 2010 and 2009 none of our processed product customers represented more than 10% of total consolidated revenues.

In February 2010, we entered into an Acquisition Agreement, which sets forth the terms and conditions pursuant to which we acquired a 65 percent ownership interest in newly created CSL which acquired substantially all of the assets of LSC. Elizabeth Nicholson and Eric Nicholson, through LSC, hold the remaining 35 percent ownership of CSL. LSC is a regional producer in the upper Midwest of Salsa Lisa refrigerated salsas. We believe that this line of salsa will further diversify our product offerings and will be a natural complement to our ultra-high-pressure guacamole, as well as our Calavo tortilla chips.

In June 2011, Calavo, CG Mergersub LLC (Newco), Renaissance Food Group, LLC (RFG) and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust (collectively, the Sellers) entered into an Agreement and Plan of Merger dated May 25, 2011 (the Acquisition Agreement), which sets forth the terms and conditions pursuant to which Calavo would acquire a 100 percent ownership interest in RFG. Pursuant to the Acquisition Agreement, Newco, a newly formed Delaware limited liability company and wholly-owned subsidiary of Calavo, merged with and into RFG, with RFG as the surviving entity. RFG is a fresh-food company that produces, markets, and distributes nationally a portfolio of healthy, high quality products for consumers via the retail channel. See Note 17 in our consolidated financial statements for further information.

Sales and Other Financial Information by Business Segment and Product Category

Sales and other financial information by business segment are provided in Note 11 to our consolidated financial statements that are included in this Annual Report.

Patents and Trademarks

Our trademarks include the Calavo and RFG brand name and related logos. We also utilize the following trademarks in conducting our business: Avo Fresco, Bueno, Calavo Gold, Calavo Salsa Lisa, Salsa Lisa, Celebrate the Taste, El Dorado, Fresh Ripe, Select, Taste of Paradise, The First Name in Avocados, Tico, Mfresh, Maui Fresh International, Triggered Avocados, ProRipeVIP™, Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials.

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

With respect to our Calavo Foods business, we require working capital to finance the production of our processed avocado products, building and maintaining an adequate supply of finished product, and collecting our accounts receivable balances. These working capital needs are financed through the use of operating cash flows and bank borrowings.

Backlog

Our customers do not place product orders significantly in advance of the requested product delivery dates. Customers typically order perishable products two to ten days in advance of shipment, and typically order Calavo Foods within thirty days in advance of shipment.

Research and Development

Prior to the acquisition of RFG, we did not undertake significant research and development efforts. Research and development programs, if any, were limited to the continuous process of refining and developing new techniques to enhance the effectiveness and efficiency of our Calavo Foods operations and the handling, ripening, storage, and packing of fresh avocados. With the acquisition of RFG, however, we have an increased emphasis on research and development for new and improved products which is driven by customer requests, changes in product specifications, customer and market research and/or innovative ideas generated by our own team of experts with food processing and culinary backgrounds. We solicit customer and supplier input, review process and product trends and conduct sensory and shelf life testing, all to expand the category and drive new sales for our customers. Research and development costs are charged to cost of sales when incurred. Total research and development costs for fiscal years 2011, 2010, and 2009, were less than $0.1 million.

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

Employees

As of October 31, 2011, we had 1,509 employees, of which 672 were located in the United States and 837 were located in Mexico. We do not have a significant number of United States employees covered by a collective bargaining agreement. 710 of Calavo’s Mexican employees are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage. With the acquisition of RFG, we added 57 salaried employees and 193 hourly employees in the United States as of October 31, 2011.

The following is a summary of the number of “salaried” and “hourly” employees as of October 31, 2011.

Location	Salaried	Hourly	Total
United States	175	497	672
Mexico	127	710	837

TOTAL	302	1,207	1,509

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

Increases in commodity or raw product costs, such as fuel, packaging, and paper, could adversely affect our operating results.

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

We depend on our infrastructure to have sufficient capacity to handle our annual production needs.

We have an infrastructure that has sufficient capacity for our production needs, but if we lose machinery or facilities due to natural disasters or mechanical failure, we may not be able to operate at a sufficient capacity to meet our production needs. This could have a material adverse effect on our business, which could impact our results of operations and our financial condition.

We depend on our key personnel and if we lose the services of any of these individuals, or fail to attract and retain additional key personnel, we may not be able to implement our business strategy or operate our business effectively.

Our future success largely depends on the contributions of our management team. We believe that these individuals’ expertise and knowledge about our industry and their respective fields and their relationships with other individuals in our industry are critical factors to our continued growth and success. We do not carry key person insurance. The loss of the services of any member of our senior management team could have a material adverse effect on our business and prospects. Our success also depends upon our ability to attract and retain additional qualified sales, marketing and other personnel.

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

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions have adversely affected in the past, and in the future could adversely affect, our financial results, stock price and reputation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters building from Limoneira Company (Limoneira) located in Santa Paula, California. In addition, RFG leases their corporate office in Ranch Cordova, California. We have numerous facilities throughout the United States, and two facilities in Mexico. See the following table for a summary of our locations:

United States Locations:

Packinghouses:

Leased or Owned:	City	State	Description
Owned	Santa Paula	California	Handles California, Mexican, and Chilean avocados. The facility was purchased in 1955 and has had equipment improvements substantially equivalent to our Temecula facility. We believe that the annual capacity of this facility will be sufficient to handle our budgeted annual production needs.

Owned	Temecula	California	Handles California, Mexican, and Chilean avocados. The facility was built in 1985 and has been improved in capacity and efficiency since then. We believe that the annual capacity of this facility will be sufficient to handle our budgeted annual production needs.

Operating and Distributing Facilities:

Leased or Owned:	City	State	Description
Owned	Santa Paula	California	Operates as a ripening, storage and shipping facility for our fresh avocado operations. Additionally, it also serves to store and ship certain processed avocado products as well. Also, effective December 2005, we sort and pack certain diversified commodities as well. We believe that the annual capacity of this facility will be sufficient to pack and ripen, if necessary, the expected annual volume of avocados and specialty commodities delivered to us.

Leased	Swedesboro	New Jersey	Primarily ripens, sorts, packs, and ships avocados. Additionally, it also serves to store and ship certain tropical commodities as well. We believe that the annual capacity of this facility will be sufficient to handle our budgeted annual production needs.

Leased	Garland	Texas	Primarily ripens, sorts, packs and ships fresh avocados. We believe that the annual capacity of this facility will be sufficient to handle our budgeted annual production needs.

Leased	Nogales	Arizona	Primarily ripens, sorts, packs and ships, tomatoes, and other diversified commodities as well. We believe that the annual capacity of this facility will be sufficient to handle our budgeted annual production needs.

Leased	Hilo	Hawaii	Primarily sorts, packs, and ships papayas. We believe that the annual capacity will be sufficient to handle our budgeted annual production needs.

Owned	Hilo	Hawaii	Primarily provides irradiation services for produce grown in Hawaii. We believe that the annual capacity will be sufficient to handle our budgeted annual production needs.

Leased	St. Paul	Minnesota	CSL facility that produces salsa. We believe that the annual capacity of this facility will be sufficient to handle our budgeted annual production needs.

Leased	Houston	Texas	RFG facility that primarily processes cut fruits and vegetables, salads, sandwiches, and wraps. We believe that the annual capacity of this facility will be sufficient to handle our budgeted annual production needs.

Leased	Sacramento	California	RFG facility that primarily processes cut fruits and vegetables, salads, sandwiches, and wraps. We believe that the annual capacity of this facility will be sufficient to handle our budgeted annual production needs.

Mexico Locations:

Packinghouse and Processing Facility:

Leased or Owned:	City	State	Description
Owned	Uruapan	Michoacan	Our processing facility was constructed pursuant to our restructuring plan approved in February 2003 and has undergone improvements since then. We believe that the annual capacity of this facility will be sufficient to process our budgeted annual production needs.

Owned	Uruapan	Michoacan	Handles avocados delivered to us by Mexican growers. The facility, which was previously leased, was built in 1985 and has been improved in capacity and efficiency since then. We believe that the annual capacity of this facility will be sufficient to process our budgeted annual production needs.

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

Name	Age	Position
Lecil E. Cole	72	Chairman of the Board, Chief Executive Officer and President
Arthur J. Bruno	61	Chief Operating Officer, Chief Financial Officer and Corporate Secretary
Robert J. Wedin	62	Vice President, Sales and Fresh Marketing
Alan C. Ahmer	63	Vice President, Processed Product Sales and Production
Michael A. Browne	53	Vice President, Fresh Operations

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

Alan C. Ahmer has served as our Vice President since 1989. Mr. Ahmer joined us in 1979 as a regional sales manager in our Calavo Foods business. In September 2003, Mr. Ahmer’s new title became Vice-President, Calavo Foods Sales and Production.

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

Fiscal 2011	High	Low
First Quarter	$23.80	$20.99
Second Quarter	$23.55	$19.70
Third Quarter	$21.74	$18.70
Fourth Quarter	$22.88	$17.90

Fiscal 2010	High	Low
First Quarter	$18.58	$14.99
Second Quarter	$18.74	$15.85
Third Quarter	$21.06	$15.25
Fourth Quarter	$21.83	$18.68

As of November 30, 2011, there were approximately 1,042 stockholders of record of our common stock.

During the year ended October 31, 2011, we did not issue any shares of common stock that were not registered under the Securities Act of 1933, except for the shares issued with the acquisition of RFG, which is discussed in Note 17 of the Consolidated Financial Statements. We did not repurchase any shares of our common stock.

Dividend Policy

Our dividend policy is to provide for an annual dividend payment, as determined by the Board of Directors. We anticipate paying dividends in the first quarter of our fiscal year.

On December 12, 2011, we paid a $0.55 per share dividend in the aggregate amount of $8,123,000 to shareholders of record on December 2, 2011.

On December 13, 2010, we paid a $0.55 per share dividend in the aggregate amount of $8,092,000 to shareholders of record on December 1, 2010.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following summary consolidated financial data (other than pounds information) for each of the years in the five-year period ended October 31, 2011 are derived from the audited consolidated financial statements of Calavo Growers, Inc.

Historical results are not necessarily indicative of results that may be expected in any future period. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto that are included elsewhere in this Annual Report.

	Fiscal Year Ended October 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Income Statement Data: (1)(2)
Net sales	$522,529	$398,351	$344,765	$361,474	$302,984
Gross margin	42,861	51,530	44,533	33,181	31,772
Net income	10,954	17,640	13,611	7,725	7,330
Basic net income per share	$0.75	$1.22	$0.94	$0.54	$0.51
Diluted net income per share	$0.75	$1.22	$0.94	$0.53	$0.51
Balance Sheet Data as of End of Period(1):
Working capital	$8,642	$14,801	$12,052	$15,413	$16,334
Total assets	185,323	150,198	122,749	134,422	127,920
Current portion of long-term obligations	5,448	1,369	1,366	1,362	1,307
Long-term debt, less current portion	18,244	6,089	13,908	25,351	13,106
Shareholders’ equity	95,780	88,257	69,487	65,517	74,003
Cash Flows Provided by (Used in):
Operations	$7,866	$19,979	$22,504	$5,296	$4,629
Investing(1)(3)	(20,907)	(9,502)	(6,497)	(7,454)	(7,950)
Financing	14,751	(10,288)	(16,641)	2,700	4,238
Other Data:
Dividends declared per share	$0.55	$0.55	$0.50	$0.35	$0.35
Net book value per share	$6.52	$6.04	$4.79	$4.52	$5.15
Pounds of California avocados sold	84,913	170,650	53,000	92,165	91,038
Pounds of non-California avocados sold	156,973	123,700	162,950	123,740	135,723
Pounds of processed avocados products sold	18,811	21,651	21,259	22,274	22,556

(1)	Operating results for fiscal 2011 and balance sheet data as of end of period include the acquisition of RFG from the date of acquisition of June 1, 2011. For fiscal year 2011, RFG net sales, gross margins, and net income before taxes were $56.7 million, $4.3 million and $1.2 million. We have paid the Sellers $14.2 million in cash, net of adjustments based on RFG’s financial condition at closing. See Note 17 to our consolidated financial statements for further discussion of this acquisition.
(2)	Operating results for fiscal 2011 and 2010 include the acquisitions of CSL from the date of acquisition of February 8, 2010. For fiscal year 2011, CSL’s net sales and gross losses were $1.8 million and $0.3 million. Net loss was not significant. For fiscal year 2010, CSL’s net sales and gross losses were $0.8 million and $0.4 million. Net loss was not significant. See Note 16 to our consolidated financial statements for further discussion of this acquisition.
(3)	For fiscal year 2011, we made a $3.0 million infrastructure advances to Agricola Belher. For fiscal year 2010, we did not make an infrastructure advances to Agricola Belher. We collected $1.2 million and $1.8 million in fiscal years 2011 and 2010 related to infrastructure advances.

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

Overview

We are a leader in the distribution of avocados, prepared avocado products, and other perishable food products throughout the United States. Our history and expertise in handling California grown avocados has allowed us to develop a reputation of delivering quality products, at competitive prices, while providing competitive returns to our growers. This reputation has enabled us to expand our product offerings to include avocados sourced on an international basis, prepared avocado products, and other perishable foods. We report our operations in two different business segments: (1) Fresh products and (2) Calavo Foods. See Note 11 to our consolidated financial statements for further discussion.

Our Fresh products business grades, sizes, packs, cools, and ripens (if desired) avocados for delivery to our customers. We presently operate two packinghouses and three operating and distributing facilities that handle avocados across the United States. These packinghouses handled approximately 28% of the California avocado crop during the 2011 fiscal year, based on data obtained from the California Avocado Commission. Our operating results and the returns we pay our growers are highly dependent on the volume of avocados delivered to our packinghouses, as a significant portion of our costs is fixed. Our strategy calls for continued efforts to retain and recruit growers that meet our business model. Additionally, our Fresh products business also procures avocados grown in Chile, Mexico and Peru, as well as other various commodities, including tomatoes, papayas, and pineapples. We operate a packinghouse in Mexico that, together with certain co-packers that we frequently purchase fruit from, handled approximately 23% of the Mexican avocado crop bound for the United States market and approximately 5% of the avocados exported from Mexico to countries other than the United States during the 2010-2011 Mexican season, based on our estimates. Additionally, during the 2010-2011 Chilean avocado season, we handled approximately 5% of the Chilean avocado crop, based on our estimates. Our strategy is to increase our market share of currently sourced avocados to all accepted marketplaces. We believe our diversified avocado sources provides a level of supply stability that may, over time, help solidify the demand for avocados among consumers in the United States and elsewhere in the world. We believe our efforts in distributing our other various commodities, such as those shown above, complement our offerings of avocados. From time to time, we continue to explore distribution of other crops that provide reasonable returns to the business.

Our Calavo Foods business procures avocados, processes avocados into a wide variety of guacamole products, and distributes the processed product to our customers. All of our prepared avocado products are now “cold pasteurized” and include both frozen and fresh guacamole. Due to the long shelf-life of our frozen guacamole and the purity of our fresh guacamole, we believe that we are well positioned to address the diverse taste and needs of today’s customers. Additionally, we also prepare various fresh salsa products and ready-to-eat produce and deli products. See Note 16 and Note 17 for additional information related to the acquisitions of CSL and RFG. Customers include both food service industry and retail businesses. We continue to seek to expand our relationships with major food service companies and develop alliances that will allow our products to reach a larger percentage of the marketplace.

Net sales of frozen products represented approximately 51% and 54% of total processed segment sales for the years ended October 31, 2011 and 2010. Net sales of our ultra high pressure products represented approximately 49% and 46% of total processed segment sales for the years ended October 31, 2011 and 2010.

The operating results of all of our businesses have been, and will continue to be, affected by quarterly and annual fluctuations and market downturns due to a number of factors, such as pests and disease, weather patterns, changes in demand by consumers, the timing of the receipt, reduction, or cancellation of significant customer orders, the gain or loss of significant customers, market acceptance of our products, our ability to develop, introduce, and market new products on a timely basis, availability and cost of avocados and supplies from growers and vendors, new product introductions by our competitors, change in the mix of avocados and Calavo Foods we sell, and general economic conditions. We believe, however, that we are currently positioned to address these risks and deliver favorable operating results for the foreseeable future.

Recent Developments

Dividend Payment

On December 12, 2011, we paid a $0.55 per share dividend in the aggregate amount of $8,123,000 to shareholders of record on December 2, 2011.

Contingencies

Hacienda Suits — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax years ended December 31, 2004, and 2005.

During the third quarter of fiscal year 2011, we received an update from our outside legal counsel regarding the examination of the tax year ended December 31, 2004. The appellate court upheld a lower court’s decision on the two remaining items that we previously received an unfavorable ruling on. Based on discussions with our legal counsel, however, we believe that there were certain administrative errors made by the appellate court and that one of the outstanding tax issues will be resolved in favor of the Company, while the other remaining issue remains unsettled. The total assessment related to this examination is estimated to be approximately $2.4 million. Based on discussion with our legal counsel, we believe that it is more likely than not that we will be successful in our defense and our tax position will be upheld based solely on the technical merits of the tax position. As such, no accrual has been recorded as of October 31, 2011.

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

The Hacienda has concluded their examination for the year ended December 31, 2007, noting no changes. In addition, during the fourth quarter of fiscal 2011, the examination of the tax year ended December 31, 2000 was settled by the court in our favor.

RFG acquisition

Calavo, CG Mergersub LLC (Newco), Renaissance Food Group, LLC (RFG) and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust (collectively, the Sellers) entered into an Agreement and Plan of Merger dated May 25, 2011 (the Acquisition Agreement), which sets forth the terms and conditions pursuant to which Calavo would acquire a 100 percent ownership interest in RFG. Pursuant to the Acquisition Agreement, Newco, a newly formed Delaware limited liability company and wholly-owned subsidiary of Calavo, merged with and into RFG, with RFG as the surviving entity. RFG is a fresh-food company that produces, markets, and distributes nationally a portfolio of healthy, high quality products for consumers via the retail channel. The acquisition closed on June 1, 2011.

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

If RFG’s earnings before interest, taxes, depreciation and amortization (EBITDA) for any 12-month period commencing after the closing date and ending prior to the fifth anniversary of the closing date, are equal to or greater than $8 million, and RFG has concurrently reached a corresponding revenue achievement, we have agreed to pay the Sellers $5 million in cash and to issue to the Sellers 827,000 shares of unregistered Calavo common stock, representing total consideration of approximately $24 million. This represents the maximum that can be awarded pursuant to the 1st earn-out payment. In the event that the maximum EBITDA and revenue achievements have not been reached within five years after the closing date, but RFG’s 12-month EBITDA during such period equals or exceeds $6 million and RFG has concurrently reached a corresponding revenue achievement, a sliding-scale, as defined, will be used to calculate payment. The minimum amount to be paid in the sliding-scale related to the 1st earn-out payment is approximately $14 million, payable in both cash and shares of unregistered Calavo common stock. RFG has five years to achieve any consideration pursuant to the 1st earn-out payment.

Assuming that the maximum earn-out payment has been achieved in the 1st earn-out payment, if RFG’s EBITDA, for a 15-month period commencing after the closing date and ending prior to the fifth anniversary of the closing date, is equal to or greater than $15 million for each of the 12-month periods therein, and RFG has concurrently reached a corresponding revenue achievement, we have agreed to pay the Sellers $50 million in cash and to issue to the Sellers 434,783 shares of unregistered Calavo common stock, representing total consideration of approximately $60 million. This represents the maximum that can be awarded pursuant to the 2nd earn-out payment. In the event that the maximum EBITDA and revenue achievements have not been reached within five years after the closing date, but RFG’s 12-month EBITDA during such period equals or exceeds $10 million, and RFG has concurrently reached a corresponding revenue achievement, a sliding-scale will be used to calculate payment. The minimum amount to be paid in the sliding-scale related to the 2nd earn-out payment is approximately $27 million, payable in both cash and shares of unregistered Calavo common stock. RFG has five years to achieve any consideration pursuant to the 2nd earn-out payment.

The following table summarizes the estimated fair values of the assets acquired, liabilities assumed, and equity issued at the date of acquisition (in thousands). We obtained third-party valuations for the long-term assets acquired and incurred approximately $0.3 million in acquisition costs, which have been expensed in selling, general and administrative expenses in the period incurred. For the two months ended July 31, 2011, since the acquisition of RFG, total selling, general and administrative expenses for RFG was $1.2 million.

At June 1, 2011

Current assets	$10,491
Property, plant, and equipment	4,580
Goodwill	14,264
Other assets	117
Intangible assets	8,690

Total assets acquired	38,142
Current liabilities	(12,292)
Contingent consideration	(7,774)
Long-term obligations	(2,894)
Additional paid-in capital	(952)

Net non-cash assets acquired	$14,230

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

Term Revolving Credit Agreements and Term Loan Agreements

Effective May 31, 2011, the Company and Farm Credit West, PCA (FCW), entered into a Term Revolving Credit Agreement (Revolving Agreement). Under the terms of the Revolving Agreement, we are advanced funds for working capital purposes, the purchase and installation of capital items, as well as other corporate needs of the Company. Total credit available under the borrowing agreement is $40 million, up from $30 million, and expires on February 1, 2016. This increase was at our request and not due to any immediate cash flows needs.

Effective September 30, 2011, the Company and Bank of America, N.A. (BoA), entered into an agreement, Amendment No. 4 to Loan Agreement (the Agreement), which amended our existing credit facility with BoA. Under the terms of the Agreement, we are advanced funds primarily for working capital purposes. Total credit available under the borrowing agreement is now $25 million, up from $15 million and now expires on February 1, 2016. This increase was at our request and not due to any immediate cash flows needs.

In addition, the Agreement includes a variable rate term loan in the amount of approximately $7.1 million dollars. These proceeds were used to retire approximately 50% of the outstanding balance (as of September 30, 2011) of the term loan owed to FCW related to the purchase of RFG (see discussion below). This effectively split the funding of the amounts due at closing for that acquisition between both banks. The credit facility and term loan contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Fixed Charge Coverage Ratio (as defined) and Current Ratio (as defined).

Effective May 31, 2011, the Company and FCW entered into a Term Loan Agreement (Term Agreement). Under the terms of the Term Agreement, we were advanced $15 million for the purchase of Renaissance Food Group, LLC. Under the terms of the Term Agreement, we are required to make 60 monthly principal and interest payments, in the amount billed, beginning on July 1, 2011 and pay the account in full as of June 1, 2016. There is no prepayment penalty associated with this Term Agreement. Approximately 50% of the outstanding balance was paid off with the proceeds from the term loan from BoA (see discussion above).

The Term Agreement contain various financial covenants, the most significant relating to tangible net worth (as defined), Fixed Charge Coverage Ratio (as defined) and Current Ratio (as defined).

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

Goodwill and acquired intangible assets. Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We performed our annual assessment of goodwill and determined that no impairment existed as of October 31, 2011.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of income, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Gross margins	8.2%	12.9%	12.9%
Selling, general and administrative	4.7%	5.8%	6.6%
Operating income	3.5%	7.1%	6.3%
Interest income	0.0%	0.1%	0.1%
Interest expense	(0.2)%	(0.2)%	(0.3)%
Other income, net	0.0%	0.1%	0.1%
Net income	2.1%	4.4%	3.9%

Net Sales

We believe that the fundamentals for our products continue to be favorable. Firstly, Americans are eating more avocados. Over the last 10 years, United States (U.S.) consumption of avocados has expanded at a compounded annual growth rate of 7% and we do not anticipate this growth significantly changing. We believe that the healthy eating trend that has been developing in the United States contributes to such growth, as avocados, which are cholesterol and sodium free, are dense in fiber, vitamin B6, antioxidants, potassium, folate, and contain unsaturated fat, which help lower cholesterol. Also, a growing number of research studies seem to suggest that phytonutrients, which avocados are rich in, help fight chronic illnesses, such as heart disease and cancer.

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

In October 2002, the USDA announced the creation of a Hass Avocado Board to promote the sale of Hass variety avocados in the U.S. marketplace. This board provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace. The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales. We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our avocado businesses. During fiscal 2011, 2010 and 2009, on behalf of avocado growers, we remitted approximately $1.8 million, $2.0 million and $0.6 million to the California Avocado Commission. During fiscal 2011, 2010 and 2009, we remitted approximately $4.8 million, $5.6 million and $3.8 million to the Hass Avocado Board related to avocados.

Additionally, through the acquisition of RFG, we substantially expanded and accelerated the company’s presence in the fast-growing refrigerated fresh packaged foods category through an array of retail product lines for produce, deli, meat and food service departments.

We also believe that our diversified fresh products, specifically tomatoes and papayas, are positioned for future growth and expansion.

The tomato is the fourth most popular fresh-market vegetable behind potatoes, lettuce, and onions in the United States. Although stabilizing in the first decade of the 2000s, annual average fresh-market tomato consumption remains well above that of the previous decade. Over the past few decades, per capita use of tomatoes has been on the rise due to the enduring popularity of salads, salad bars, and bacon-lettuce-tomato and submarine sandwiches. Perhaps of greater importance has been the introduction of improved tomato varieties, heightened consumer interest in a wider range of tomatoes, a surge of new immigrants who eat vegetable-intensive diets, and expanding national emphasis on health and nutrition.

Papayas have become more popular as the consumption in the United States has more than doubled in the past decade. Papayas have high nutritional benefits. They are rich in Anti-oxidants, the B vitamins, folate and pantothenic acid; and the minerals, potassium and magnesium; and fiber. Together, these nutrients promote the health of the cardiovascular system and also provide protection against colon cancer.

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

The following tables set forth sales by product category and sales incentives, by segment (dollars in thousands):

	Year ended October 31, 2011			Year ended October 31, 2010
	Fresh products	Calavo Foods(1)	Total	Fresh products	Calavo Foods	Total
Third-party sales:
Avocados	$376,104	$—	$376,104	$287,808	$—	$287,808
Tomatoes	23,903	—	23,903	41,595	—	41,595
Papayas	13,245	—	13,245	11,278	—	11,278
Pineapples	4,278	—	4,278	3,838	—	3,838
Other Fresh products	3,276	—	3,276	3,617	—	3,617
Calavo Foods - food service	—	37,431	37,431	—	40,654	40,654
Calavo Foods - retail and club(1)	—	73,924	73,924	—	17,473	17,473

Total gross sales	420,806	111,355	532,161	348,136	58,127	406,263
Less sales incentives	(148)	(9,484)	(9,632)	(84)	(7,828)	(7,912)

Net sales	$420,658	$101,871	$522,529	$348,052	$50,299	$398,351

	Year ended October 31, 2010			Year ended October 31, 2009
	Fresh products	Calavo Foods	Total	Fresh products	Calavo Foods	Total
Third-party sales:
Avocados	$287,808	$—	$287,808	$259,558	$—	$259,558
Tomatoes	41,595	—	41,595	14,067	—	14,067
Papayas	11,278	—	11,278	9,118	—	9,118
Pineapples	3,838	—	3,838	13,341	—	13,341
Other Fresh products	3,617	—	3,617	4,219	—	4,219
Calavo Foods - food service	—	40,654	40,654	—	36,493	36,493
Calavo Foods - retail and club	—	17,473	17,473	—	15,554	15,554

Total gross sales	348,136	58,127	406,263	300,303	52,047	352,350
Less sales incentives	(84)	(7,828)	(7,912)	(68)	(7,517)	(7,585)

Net sales	$348,052	$50,299	$398,351	$300,235	$44,530	$344,765

(1)	Includes net sales of $56.7 million in fiscal 2011 related to the recently acquired business Renaissance Food Group, LLC (RFG). See Note 17 for additional information related to the acquisition of RFG.

Net sales to third parties by segment exclude inter-segment sales and cost of sales. For fiscal years 2011, 2010, and 2009, inter-segment sales and cost of sales for Fresh products totaling $15.8 million, $11.7 million and $14.1 million were eliminated. For fiscal years 2011, 2010, and 2009, inter-segment sales and cost of sales for Calavo Foods totaling $34.3 million $9.4 million, and $7.8 million were eliminated.

The following table summarizes our net sales by business segment:

	2011	Change	2010	Change	2009
	(Dollars in thousands)
Net sales:
Fresh products	$420,658	20.9%	$348,052	15.9%	$300,235
Calavo Foods(1)	101,871	102.5%	50,299	13.0%	44,530

Total net sales	$522,529	31.2%	$398,351	15.5%	$344,765

As a percentage of net sales:
Fresh products	80.5%		87.4%		87.1%
Calavo Foods	19.5%		12.6%		12.9%

	100.0%		100.0%		100.0%

(1)	Includes net sales of $56.7 million in fiscal 2011 related to recently acquired RFG. See Note 17 in the Notes to the Consolidated Condensed Financial Statements for additional information related to the acquisition of RFG.

Net sales for the year ended October 31, 2011, when compared to 2010, increased by $124.2 million, or 31.2%, principally as a result of an increase in both our Fresh products and Calavo Foods segments.

While the procurement of fresh avocados related to our Fresh products segment is very seasonal, our Calavo Foods business is generally not subject to a seasonal effect. The significant increase in sales of our Calavo Foods business for the year ended October 31, 2011, when compared to 2010, is primarily related to the sales of our newly acquired business, RFG, on June 1, 2011. This increase was partially offset, however, by a decrease in sales related to our guacamole products. This was primarily due to a decrease in total pounds of product sold.

Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Fiscal 2011 vs. Fiscal 2010:

Net sales delivered by the business increased by approximately $72.6 million, or 20.9%, from fiscal 2010 to 2011. This increase in Fresh product sales during fiscal 2011 was primarily related to an increase in sales of Mexican sourced avocados. This increase was partially offset, however, by decreased sales from tomatoes and California sourced avocados. See details below.

Sales of Mexican sourced avocados increased $98.1 million, or 81.9%, for the year ended October 31, 2011, when compared to the same prior year period. The increase in Mexican sourced avocados was due to a combination of an increase in pounds sold and an increase in the sales price per carton. Mexican sourced avocados sales reflect an increase in 33.8 million pounds of avocados sold, or 29.1%, when compared to the same prior year period. We attribute most of this increase in volume to the significant decrease in the California avocado crop (see below). In addition, the sales price per carton increased by approximately 40.9%. We attribute this increase primarily to a lower overall volume of avocados in the marketplace, as well as a steady to higher demand for avocados when compared to the same prior year period.

Mexican grown avocados are primarily sold in the U.S., Japanese, and/or European marketplace. We anticipate that sales of Mexican grown avocados will decrease in fiscal 2011, due to a higher volume of avocados in the marketplace which will decrease overall sales prices.

Partially offsetting the overall increase was a decrease in sales of tomatoes of $17.7 million, or 42.5%, for the year ended October 31, 2011, when compared to the same prior year period. The decrease in sales for tomatoes was primarily due to a decrease in volume by 36.1% when compared to the same prior year period. This significant decrease was mainly due to a freeze in Mexico that resulted in less units in the marketplace. In addition, tomatoes had a decrease in the average selling price per carton of approximately 10.1%, when compared to the same prior year period.

Sales of California sourced avocados decreased $10.3 million, or 6.4%, for the year ended October 31, 2011, when compared to the same prior year period. The decrease in California sourced avocados was due to a decrease of 75.8 million pounds of avocados sold or 47.2%, when compared to the same prior year period. We attribute most of this decrease in volume to the smaller California avocado crop in the current year. Partially offsetting this decrease, California sourced avocado sales reflect an increase in the sales price per carton of approximately 77.1%, when compared to the same prior year period. We attribute this increase primarily to a lower overall volume of avocados in the marketplace, as well as a higher demand for avocados, when compared to the same prior year period.

California avocados are primarily sold in the U.S. marketplace. We anticipate that sales volume of California grown avocados will increase in fiscal 2011, due to a larger expected avocado crop.

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

Calavo Foods

Fiscal 2011 vs. Fiscal 2010:

Calavo Foods sales for the year ended October 31, 2011, when compared to the same period for fiscal 2010, increased $51.6 million, or 102.5%. The significant increase in sales of our Calavo Foods business for the year ended October 31, 2011, when compared to the corresponding prior year period, is due to addition of the recently acquired RFG, which contributed approximately $56.7 million for the year ended October 31, 2011, when compared to the same prior year period. This increase was partially offset, by a decrease in sales related to our prepared guacamole products. This decrease was primarily related to a 13.1% decrease in total pounds sold. The decrease in pounds sold primarily related to a decrease in the pounds sold of our frozen guacamole products, which decreased approximately 18.5%, and a decrease in the sale of our refrigerated guacamole products (formerly high-pressure, see below), which decreased approximately 6.7% when compared to the same prior year period. In an effort to enhance product safety and quality in the segment, we implemented changes in our food safety standards that added steps in our manufacturing process during the first quarter of fiscal 2011. As a result, there was a temporary disruption, which adversely impacted supply and sales in the segment. In addition, sales were impacted, as substantially all guacamole products are now high-pressured for food safety purposes and that the packaging requested from certain customers does not allow for high pressured products. This resulted in the discontinuance of sales to some high-volume, low-margin customers. The net average selling price increased 4.9% during the year ended October 31, 2011, when compared to the same prior year period. This increase is primarily related to a change in sales mix and a price increase that went into effect in July 2011 on substantially all products. We believe that retail sales, as a percentage of total net Calavo Foods sales, will increase in the future.

Fiscal 2010 vs. Fiscal 2009:

Net sales increased by approximately $5.8 million, or 13.0% for fiscal 2010, when compared to the same prior period. This increase is primarily related to a 1.8% increase in total pounds sold for fiscal year 2010 and an increase in the average net selling price per pound of 2.4%, when compared to the same prior year period. The increase in average net selling price is primarily related to a change in sales mix. In addition, the recently acquired CSL contributed approximately $0.8 million for fiscal year 2010.

We currently have two 215L ultra high pressure machines located in Uruapan. Starting in fiscal year 2010, we have begun using the two 215L ultra high pressure machines to pressurize all product lines within Calavo Foods (including frozen products). This has caused our operating capacity for these two 215L ultra high pressure machines to be approximately 80% as of October 31, 2010. Our estimated combined operating capacity for these two machines was approximately 59% as of October 31, 2009. Net sales of our ultra high pressure (fresh) products, typically sold to retail customers, represented approximately 46% and 47% of total processed segment sales for the years ended October 31, 2010 and 2009.

We believe that these ultra high pressure machines will enable our company to deliver the widest available array of prepared avocado and other products to our customers. Consequently, we believe that we are positioned to expand our ultra high pressure product line to include more avocado related products, mangoes and other readily available fruit products. We anticipate a marginal increase in sales related to our Calavo Foods.

Gross Margins

Our cost of sales consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Gross margins decreased by approximately $8.7 million, or 16.8%, for the year ended October 31, 2011, when compared to the same period for fiscal 2010. This decrease was attributable to both our Fresh products and our Calavo Foods segments.

The following table summarizes our gross margins and gross profit percentages by business segment:

	2011	Change	2010	Change	2009
	(Dollars in thousands)
Gross Margins:
Fresh products	$31,838	(17.2%)	$38,443	32.2%	$29,076
Calavo Foods(1)	11,023	(15.8%)	13,087	(15.3%)	15,457

Total gross margins	$42,861	(16.8%)	$51,530	15.7%	$44,533

Gross profit percentages:
Fresh products	7.6%		11.0%		9.7%
Calavo Foods	10.8%		26.0%		34.7%
Consolidated	8.2%		12.9%		12.9%

(1)	Includes gross margin of $4.3 million in fiscal 2011 related to recently acquired RFG. See Note 17 in the Notes to the Consolidated Condensed Financial Statements for additional information related to the acquisition of RFG.

Fresh products

Fiscal 2011 vs. Fiscal 2010:

During fiscal year 2011, as compared to the same prior year period, the decrease in our Fresh products segment gross margin percentage was primarily related to higher costs associated with California sourced avocados. This was caused by fewer pounds being sold by approximately 47.2%, increasing our per pound costs, which, as a result, negatively impacted gross margins. This decrease was primarily related to the smaller California avocado crop. Contributing to the decrease in the gross margin percentage was higher Mexican sourced avocado fruit costs year-over-year by approximately 55.2%. We were able to increase the selling prices of Mexican sourced avocados, but not at the same rate at which fruit costs increased. We attribute this increase primarily to a lower overall volume of avocados in the marketplace, in conjunction with a steady-to-higher demand for avocados, when compared to the same prior year period. The combined effect of these negatively impacted gross margins. In addition, despite the recent strengthening of the U.S. Dollar to Mexican Peso exchange rate, on a year to date basis, the U.S. Dollar to Mexican Peso exchange rate weakened during fiscal 2011, when compared to the same prior period. All of these combined had the effect of increasing our per pound costs, which, as a result, negatively impacted gross margins.

Any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh and Calavo Foods segments.

The gross margin and/or gross profit percentage for consignment sales, including certain Chilean avocados and tomatoes, are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers. The gross margin we earn is generally based on a commission agreed to with each party, which usually is a percent of the overall selling price. Although we generally do not take legal title to such avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, our results of operations include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. For fiscal years 2011, we generated gross margins of $3.5 million from the sale of fresh produce products that were packed by third parties. This is a $2.5 million decrease in gross margin for consigned sales compared to previous year. This decrease is due to a decrease in tomato sales of 42.5% for fiscal 2011, when compared to the same prior year period. The decrease in sales for tomatoes was primarily due to a decrease in volume by 36.1% when compared to the same prior year period. This significant decrease was mainly due to a freeze in Mexico that resulted in less units. In addition, tomatoes had a decrease in the average selling price per carton of approximately 10.1%, when compared to the same prior year period.

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

As mentioned above, the weakening of the U.S. Dollar compared to the Mexican Peso negatively affected our gross margin for fiscal year 2010. Any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our fresh and Calavo Foods segments.

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

Calavo Foods

Fiscal 2011 vs. Fiscal 2010:

Gross profit percentages for Calavo Foods for the year ended October 31, 2011, as compared to the same prior year period, decreased primarily as a result of significantly higher fruit costs. Fruit costs increased 55.2% for the year ended October 31, 2011, when compared to the same prior year period. We attribute this increase primarily to a lower overall volume of avocados in the marketplace, in conjunction with a steady-to-higher demand for avocados, when compared to the same prior year period. As discussed above, material fluctuations in fruit costs can have a significant impact on gross margins in the Calavo Foods segment. The increase in our production costs was primarily related to the aforementioned change (see net sales discussion) in the food safety standards that added steps in our manufacturing process during the first quarter of fiscal 2011. In addition, in the fourth quarter of 2011, our 350L ultra high pressure machine experienced a mechanical failure. This restricted the amount of product that could be produced, which lowered our overall volume and increasing our production costs. We have replaced this machine in the first quarter of 2012, and believe our operating capacity to be sufficient to meet our production needs. We anticipate that the gross profit percentage for our Calavo Foods segment will continue to experience significant fluctuations during the next year primarily due to the uncertainty of the cost of fruit that will be used in the production process.

Partially offsetting the decrease in margins was the addition of the recently acquired RFG, which contributed approximately $4.3 million in margins for the year ended October 31, 2011, when compared to the same prior year period.

In addition, the U.S. Dollar to Mexican Peso exchange rate weakened during fiscal 2011, as compared to the corresponding prior year period. This had the effect of increasing our per pound costs, which, as a result, negatively impacted gross margins. Any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh product and Calavo Foods segments.

Fiscal 2010 vs. Fiscal 2009:

Gross margin percentages for our Calavo Foods business are largely dependent on the pricing of our final product and the cost of avocados used in preparing guacamole. The Calavo Foods gross profit percentages for the fiscal year 2010, when compared to the same prior year period, decreased $2.4 million or 15.3%, primarily as a result of higher fruit and operating costs, partially offset by an increase in total pounds sold by 1.8%. We anticipate that the gross profit percentage for our Calavo Foods segment will continue to experience significant fluctuations during the next fiscal year primarily due to the uncertainty of the cost of fruit that will be used in the production process.

Selling, General and Administrative

	2011	Change	2010	Change	2009
	(Dollars in thousands)
Selling, general and administrative(1)	$24,527	5.9%	$23,168	1.7%	$22,791
Percentage of net sales	4.7%		5.8%		6.6%

(1)	Includes selling, general and administrative expenses of $3.1 million in fiscal 2011 related to recently acquired RFG. See Note 17 in the Notes to the Consolidated Condensed Financial Statements for additional information related to the acquisition of RFG.

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $1.4 million, or 5.9%, for the year ended October 31, 2011, when compared to the same prior year period. This increase was related to the acquisition of RFG which contributed $3.1 million in selling, general and administrative expenses for the year ended October 31, 2011. The remaining is a decrease of $1.7 million, which is due to lower corporate costs, including, but not limited to, management bonuses (totaling approximately $3.2 million), and a decrease in the contingent consideration liability related to the acquisition of CSL (totaling approximately $0.6 million, see Note 16 of the consolidated financial statements), partially offset by increases in salaries and employee benefits (totaling approximately $1.2 million), broker commission (totaling approximately $0.3 million), audit fees (totaling approximately $0.2 million), consulting fees (totaling approximately $0.2 million), legal fees (totaling approximately $0.1 million) and employee benefits (totaling approximately $0.1 million).

For fiscal year 2010, selling, general and administrative expenses increased $0.4 million or 1.7% when compared to the same period for fiscal 2009. This increase was primarily related to higher corporate costs, including, but not limited to, costs related to an increase in management bonuses (totaling approximately $0.9 million), and an increase in directors fees (totaling approximately $0.3 million). Such higher corporate costs were partially offset, however, by lower salaries and employee benefits (totaling approximately $0.4 million), lower audit fees (totaling approximately $ 0.3 million) and a decrease in bad debt expense (totaling approximately $0.1 million).

Interest income

	2011	Change	2010	Change	2009
	(Dollars in thousands)
Interest income	$191	(30.3%)	$274	(28.1%)	$381
Percentage of net sales	0.0%		0.1%		0.1%

Interest income was primarily generated from loans to growers. The decrease in interest income in fiscal 2011 as compared to 2010 is due to the principal balances being paid off by Agricola Belher for infrastructure advances.

Interest expense

	2011	Change	2010	Change	2009
	(Dollars in thousands)
Interest expense	$1,016	21.8%	$834	(24.7%)	$1,108
Percentage of net sales	(0.2%)		(0.2%)		(0.3%)

Interest expense is primarily generated from our line of credit borrowings, as well as our term loan agreements with FCW and BoA. In 2011, we entered into a loan agreement with FCW in connection with the acquisition of RFG. For fiscal 2011, as compared to fiscal 2010, the increase in interest expense was primarily related to a higher average outstanding balance under our term loan agreements and our non-collateralized, revolving credit facilities with FCA and BoA.

For fiscal 2010, as compared to fiscal 2009, the decrease in interest expense was primarily related to a lower average outstanding balance and an overall decrease in interest rates under our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A.

Other Income, Net

	2011	Change	2010	Change	2009
	(Dollars in thousands)
Other income, net	$137	(68.1)%	$430	63.5%	$263
Percentage of net sales	0.0%		0.1%		0.1%

Other income, net includes dividend income, as well as certain other transactions that are outside of the normal course of operations. During fiscal 2011, 2010, and 2009, we received $0.2 million, $0.2 million, and $0.1 million as dividend income from Limoneira. Partially offsetting dividend income within other income for fiscal year 2011, was the disposal of Property, Plant and Equipment not fully amortized for a loss of approximately $0.1 million.

Provision for Income Taxes

	2011	Change	2010	Change	2009
	(Dollars in thousands)
Provision for income taxes	$7,249	(36.1)%	$11,341	35.4%	$8,277
Percentage of income before provision for income taxes	39.8%		39.1%		37.8%

The effective income tax rate for fiscal years 2011, 2010, and 2009 is higher than the federal statutory rate principally due to state taxes. Our effective income tax rate increased from 37.8% in fiscal year 2009 to 39.1% in fiscal year 2010 primarily as a result of an increase in foreign taxes, partially offset by a decrease in our average state tax rate.

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2011. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with our audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. Historically, we receive and sell a substantially lesser number of California avocados in our first fiscal quarter.

	Three months ended
	Oct. 31, 2011	July 31, 2011	Apr. 30, 2011	Jan. 31, 2011	Oct. 31, 2010	July 31, 2010	Apr. 30, 2010	Jan. 31, 2010
	(in thousands, except per share amounts)
Statement of Operations Data
Net sales	$147,349	$165,141	$118,720	$91,319	$107,234	$114,578	$109,219	$67,320
Cost of sales	133,917	153,801	109,300	82,650	92,940	99,303	96,133	58,445

Gross margin	13,432	11,340	9,420	8,669	14,294	15,275	13,086	8,875
Selling, general and administrative	7.033	6,844	5,635	5,015	7,035	5,514	5,455	5,164

Operating income	6,399	4,496	3,785	3,654	7,259	9,761	7,631	3,711
Other income (expense), net	(271)	(105)	223	22	169	181	233	36

Income before provision for income taxes	6,128	4,391	4,008	3,676	7,428	9,942	7,864	3,747
Provision for income taxes	2,540	1,689	1,634	1,386	2,733	4,045	3,090	1,473

Net income	3,588	2,702	2,374	2,290	4,695	5,897	4,774	2,274
Add: Net loss-noncontrolling interest	52	11	30	21	55	50	19	—

Net income-Calavo Growers, Inc	$3,640	$2,713	$2,404	$2,311	$4,750	$5,947	$4,793	$2,274

Basic	$0.25	$0.18	$0.16	$0.16	$0.32	$0.41	$0.33	$0.16
Diluted	$0.25	$0.18	$0.16	$0.16	$0.32	$0.41	$0.33	$0.16
Number of shares used in per share computation:
Basic	14,769	14,755	14,726	14,723	14,710	14,651	14,572	14,505
Diluted	14,781	14,767	14,734	14,736	14,722	14,676	14,598	14,572

Liquidity and Capital Resources

Operating activities for fiscal 2011, 2010 and 2009 provided cash flows of $7.9 million, $20.0 million, and $22.0 million. Fiscal year 2011 operating cash flows reflect our net income of $11.0 million, net noncash charges (depreciation and amortization, income from unconsolidated entities, provision for losses on accounts receivable, interest on deferred compensation, deferred income taxes, and stock compensation expense) of $5.6 million and a net decrease from changes in the non-cash components of our working capital accounts of approximately $8.7 million.

Fiscal year 2011 increases in operating cash flows, caused by working capital changes, includes a decrease in payable to growers of $4.9 million, a decrease in trade accounts payable and accrued expenses of $4.2 million, an increase in advances to suppliers of $1.8 million, an increase in inventory of $2.1 million, and an increase in income tax receivable of $1.9 million, partially offset by a decrease in accounts receivable of $4.3 million, and a decrease in prepaid expenses and other current assets of $1.9 million.

The decrease in our trade accounts payable and accrued expenses primarily reflect a contingent consideration accrual related to our acquisition of RFG (see note 17 to our Consolidated Financial Statements), and a decrease in management bonuses in fiscal year 2011, compared to the previous year. The decrease in payable to our growers primarily reflects a decrease in California fruit delivered in the month of October 2011, as compared to the month of October 2010. The increase in our inventory balance is primarily related to an increase in Mexico avocado inventory on hand at October 31, 2011, as compared to the same prior year period. The decrease in our accounts receivable balance as of October 31, 2011, when compared to October 31, 2010, primarily reflects less California avocado sales recorded in the month of October 2011, as compared to October 2010.

Cash used in investing activities was $20.9 million, $9.5 million, and $6.0 million for fiscal years 2011, 2010, and 2009. Fiscal year 2011 cash flows used in investing activities includes the acquisition of RFG net of cash acquired of $13.4 million, capital expenditures of $4.8 million, and infrastructure advances to Agricola Belher of $3.0 million. Such payments were partially offset by distributions received of $0.3 million from our joint venture Maui Fresh International, LLC.

Cash provided by financing activities was $14.8 million for fiscal year 2011. Cash used in financing activities was $10.3 million and $16.6 million for fiscal years 2010 and 2009. Cash provided during fiscal year 2011 primarily includes proceeds from issuance of long-term obligations of $22.1 million, proceeds from our non-collateralized, revolving credit facilities totaling $9.7 million, and $0.9 million provided by the exercise of stock options. Partially offsetting these proceeds, however, were payments on long-term debt obligations of $9.8 million and a payment of a dividend of $8.1 million.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of October 31, 2011 and 2010 totaled $2.8 million and $1.1 million. Our working capital at October 31, 2011 was $8.6 million, compared to $14.8 million at October 31, 2010.

We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments.

Effective May 31, 2011, the Company and FCW, entered into a Term Revolving Credit Agreement (Revolving Agreement). Under the terms of the Revolving Agreement, we are advanced funds for working capital purposes, the purchase and installation of capital items, as well as other corporate needs of the Company. Total credit available under the borrowing agreement is $40 million, up from $30 million, and expires on February 1, 2016. This increase was at our request and not due to any immediate cash flows needs. The credit facility and term loan contain various financial covenants, the most significant relating to tangible net worth (as defined), Fixed Charge Coverage Ratio (as defined) and Current Ratio (as defined).

Effective September 30, 2011, the Company and Bank of America, N.A. (BoA), entered into an agreement, Amendment No. 4 to Loan Agreement (the Agreement), which amended our existing credit facility with BoA. Under the terms of the Agreement, we are advanced funds primarily for working capital purposes. Total credit available under the borrowing agreement is now $25 million, up from $15 million and now expires on February 1, 2016. This increase was at our request and not due to any immediate cash flows needs.

Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.6% and 2.3% at October 31, 2011 and 2010. Under these credit facilities, we had $17.9 million and $8.2 million outstanding as October 31, 2011 and 2010. These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined). We were in compliance with all such covenants at October 31, 2011.

The following table summarizes contractual obligations pursuant to which we are required to make cash payments. The information is presented as of our fiscal year ended October 31, 2011:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (including interest)	$25,626	$6,164	$11,571	$7,379	$512
Revolving credit facilities	17,860	17,860	—	—	—
Defined benefit plan	245	42	84	84	35
Operating lease commitments	19,686	2,662	5,210	4,381	7,433

Total	$63,417	$26,728	$16,865	$11,844	$7,980

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

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued revised guidance for the accounting of transfers of financial assets. This guidance is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of this accounting guidance did not have a material impact on our financial position, results of operations or liquidity.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2011.

(All amounts in thousands)	Expected maturity date October 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$2,774	$—	$—	$—	$—	$—	$2,774	$2,774
Accounts receivable (1)	36,101	—	—	—	—	—	36,101	36,101
Advances to suppliers (1)	3,349	—	—	—	—	—	3,349	3,349

Liabilities
Payable to growers (1)	$5,082	$—	$—	$—	$—	$—	$5,082	$5,082
Accounts payable (1)	7,038	—	—	—	—	—	7,038	7,038
Current borrowings pursuant to credit facilities (1)	17,860	—	—	—	—	—	17,860	17,860
Fixed-rate long-term obligations (2)	5,448	5,384	5,264	4,952	2,153	491	23,692	23,430

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.
(2)	Fixed-rate long-term obligations bear interest rates ranging from 1.7% to 5.7% with a weighted-average interest rate of 3.0%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $602,000.

Except as disclosed in Note 16, we were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. We do not anticipate using derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates during fiscal 2011. Total foreign currency losses for fiscal 2011, net of gains, was less than $0.1 million. Total foreign currency losses for fiscal 2010, net of gains was $0.1 million. Total foreign currency gains for fiscal 2009, net of losses, was less than $0.1 million.

Item 8. Financial Statements and Supplementary Data

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,774	$1,064
Accounts receivable, net of allowances of $2,285 (2011) and $1,372 (2010)	36,101	31,743
Inventories, net	17,787	14,831
Prepaid expenses and other current assets	6,220	8,424
Advances to suppliers	3,349	1,598
Income taxes receivable	3,111	1,816
Deferred income taxes	2,136	2,336

Total current assets	71,478	61,812
Property, plant, and equipment, net	47,091	41,059
Investment in Limoneira Company	29,991	34,986
Investment in unconsolidated entities	2,292	2,016
Goodwill	18,349	4,085
Other assets	16,122	6,240

	$185,323	$150,198

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$5,082	$11,208
Trade accounts payable	7,038	2,839
Accrued expenses	19,285	15,353
Short-term borrowings	17,860	8,150
Dividend payable	8,123	8,092
Current portion of long-term obligations	5,448	1,369

Total current liabilities	62,836	47,011
Long-term liabilities:
Long-term obligations, less current portion	18,244	6,089
Deferred income taxes	8,002	8,266

Total long-term liabilities	26,246	14,355
Commitments and contingencies
Noncontrolling interest	461	575
Shareholders’ equity:
Common stock ($0.001 par value, 100,000 shares authorized; 14,770 and 14,712 shares outstanding at October 31, 2011 and 2010)	14	14
Additional paid-in capital	49,929	42,319
Accumulated other comprehensive income	3,935	6,959
Retained earnings	41,902	38,965

Total shareholders’ equity	95,780	88,257

	$185,323	$150,198

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended October 31,
	2011	2010	2009
Net sales	$522,529	$398,351	$344,765
Cost of sales	479,668	346,821	300,232

Gross margin	42,861	51,530	44,533
Selling, general and administrative	24,527	23,168	22,791

Operating income	18,334	28,362	21,742
Equity in earnings from unconsolidated entities	557	749	610
Interest income	191	274	381
Interest expense	(1,016)	(834)	(1,108)
Other income, net	137	430	263

Income before provision for income taxes	18,203	28,981	21,888
Provision for income taxes	7,249	11,341	8,277

Net income	10,954	17,640	13,611
Add: Net loss attributable to noncontrolling interest	114	124	—

Net income attributable to Calavo Growers, Inc.	$11,068	$17,764	$13,611

Calavo Growers, Inc.’s net income per share:
Basic	$0.75	$1.22	$0.94

Diluted	$0.75	$1.22	$0.94

Number of shares used in per share computation:
Basic	14,743	14,610	14,451

Diluted	14,751	14,619	14,503

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended October 31,
	2011	2010	2009
Net income	$10,954	$17,640	$13,611

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	(4,996)	10,786	(5,704)
Income tax benefit (expense) related to items of other comprehensive income (loss)	1,972	(4,293)	2,227

Other comprehensive income (loss), net of tax	(3,024)	6,493	(3,477)

Comprehensive income	7,930	24,133	10,134
Add: Net loss attributable to noncontrolling interest	114	124	—

Comprehensive income – Calavo Growers, Inc.	$8,044	$24,257	$10,134

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings	Total
	Shares	Amount	Capital	Income
Balance, October 31, 2008	14,419	14	38,626	3,943	22,934	65,517
Exercise of stock options and income tax benefit of $261	86	—	1,044	—	—	1,044
Stock compensation expense	—	—	44	—	—	44
Unrealized loss on Limoneira investment, net	—	—	—	(3,477)	—	(3,477)
Dividend declared to shareholders	—	—	—	—	(7,252)	(7,252)
Net income	—	—	—	—	13,611	13,611

Balance, October 31, 2009	14,505	14	39,714	466	29,293	69,487
Exercise of stock options and income tax benefit of $664	207	—	2,553	—	—	2,553
Stock compensation expense	—	—	52	—	—	52
Unrealized gain on Limoneira investment, net	—	—	—	6,493	—	6,493
Dividend declared to shareholders	—	—	—	—	(8,092)	(8,092)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	17,764	17,764

Balance, October 31, 2010	14,712	14	42,319	6,959	38,965	88,257
Exercise of stock options and income tax benefit of $26	15	—	239	—	—	239
Stock compensation expense	—	—	188	—	—	188
Unrealized loss on Limoneira investment, net	—	—	—	(3,024)	—	(3,024)
Acquisition of RFG	43	—	7,183	—	—	7,183
Dividend declared to shareholders	—	—	—	—	(8,131)	(8,131)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	11,068	11,068

Balance, October 31, 2011	14,770	$14	$49,929	$3,935	$41,902	$95,780

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$10,954	$17,640	$13,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,327	3,368	3,054
Provision for losses on accounts receivable	64	38	106
Income from unconsolidated entities	(557)	(749)	(610)
Interest on contingent consideration	101	62	152
Revalue adjustment on contingent consideration	(535)	—	—
Stock compensation expense	188	52	44
Loss on disposal of property, plant, and equipment	139	—	—
Deferred income taxes	1,907	1,332	(215)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	4,270	(9,353)	5,297
Inventories, net	(2,137)	(3,006)	3,158
Prepaid expenses and other current assets	1,936	(2,544)	(963)
Advances to suppliers	(1,751)	1,025	219
Income taxes receivable	(1,933)	765	(1,072)
Other assets	(12)	(25)	(113)
Payable to growers	(4,901)	8,645	(95)
Trade accounts payable and accrued expenses	(4,194)	2,729	(69)

Net cash provided by operating activities	7,866	19,979	22,504
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(4,826)	(4,767)	(4,149)
Loan to Agricola Belher	(3,000)	—	—
Distribution from unconsolidated entity	281	116	—
Acquisition of Renaissance Food Group, net of cash acquired	(13,362)	—	—
Acquisition of Hawaiian Sweet and Pride, net of cash acquired	—	(4,500)	(2,348)
Acquisition of Calavo Salsa Lisa, net of cash acquired	—	(351)	—

Net cash used in investing activities	(20,907)	(9,502)	(6,497)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(8,100)	(7,252)	(5,047)
Proceeds (payments) from (on) revolving credit facility, net	9,710	1,580	(11,160)
Proceeds from issuance of long-term obligations	22,135	—	—
Payments on long-term obligations	(9,871)	(6,766)	(1,364)
Proceeds from stock option exercises	213	1,889	783
Tax benefit of stock option exercises	664	261	147

Net cash provided by (used in) financing activities	14,751	(10,288)	(16,641)

Net increase (decrease) in cash and cash equivalents	1,710	189	(634)
Cash and cash equivalents, beginning of year	1,064	875	1,509

Cash and cash equivalents, end of year	$2,774	$1,064	$875

Supplemental Information:
Cash paid during the year for:
Interest	$985	$850	$1,195

Income taxes	$6,313	$8,845	$8,803

Noncash Investing and Financing Activities:
Tax receivable increase related to stock option exercise	$26	$664	$261

Declared dividends payable	$8,123	$8,092	$7,252

Construction in progress included in trade accounts payable and accrued expenses	$36	$32	$245

Collection for Agricola Belher Infrastructure Advance	$1,225	$1,781	$507

Minimum earnout adjustment related to the acquisition of Hawaiian Sweet and Pride	$—	$—	$902

Unrealized holding gains (losses)	$(4,996)	$10,786	$(5,704)

In June 2011, we acquired all of the outstanding interest of Renaissance Food Group, LLC (See Note 17). The following table summarizes, estimated fair values of the non-cash assets acquired, liabilities assumed and equity issued at the date of acquisition (in thousands):

At June 1, 2011

Current assets, excluding cash	$9,623
Property, plant, and equipment	4,580
Goodwill	14,264
Other assets	117
Intangible assets	8,690

Total assets acquired	37,274
Current liabilities	(12,292)
Contingent consideration	(7,774)
Long-term obligations	(2,894)
Additional paid-in capital	(952)

Net non-cash assets acquired	$13,362

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED

(in thousands)

In February 2010, we entered into an asset purchase and contribution agreement in which we acquired a 65 percent ownership interest in Calavo Salsa Lisa, LLC which acquired substantially all of the assets of Lisa’s Salsa Company. See Note 16 for further information. The following table summarizes the estimated fair values of the non-cash assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the business

Business

Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and an expanding provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our various operating facilities, we sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas. Additionally, we also produce salsa and prepare ready-to-eat produce and deli products. We distribute our products both domestically and internationally and report our operations in two different business segments: Fresh products and Calavo Foods. See Note 17 for discussion regarding our acquisition of Renaissance Food Group, LLC (RFG).

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States.

Our consolidated financial statements include the accounts of Calavo Growers, Inc. and our wholly owned subsidiaries, Calavo de Mexico S.A. de C.V., Calavo Foods de Mexico S.A. de C.V., Calavo Inversiones (Chile) Limitada, Maui Fresh International, Inc. (Maui), Hawaiian Sweet, Inc. (HS) and Hawaiian Pride, LLC (HP). In addition, we consolidate our entity Calavo Salsa Lisa, LLC (CSL), in which we have a 65 percent ownership interest. See Note 16 for discussion regarding our acquisition of CSL. In addition, we consolidate our newly acquired entity Renaissance Food Group, LLC (RFG). See Note 17 for discussion regarding our acquisition of RFG. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid financial instruments purchased with an original maturity date of three months or less to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of non-trade receivables, infrastructure advances and prepaid expenses. Non-trade receivables were $4.5 and $6.9 million at October 31, 2011 and 2010. Infrastructure advances are discussed below. Prepaid expenses of $0.9 million and $0.3 million at October 31, 2011 and 2010, are primarily for insurance, rent and other items.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a monthly weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs. Costs included in inventory primarily include the following: fruit, picking and hauling, overhead, labor, materials and freight.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are stated at cost and amortized over the lesser of their estimated useful lives or the term of the lease, using the straight-line method. Useful lives are as follows: buildings and improvements - 7 to 50 years; leasehold improvements - the lesser of the term of the lease or 7 years; equipment - 7 to 25 years; information systems hardware and software – 3 to 15 years. Significant repairs and maintenance that increase the value or extend the useful life of our fixed asset are capitalized. Replaced fixed assets are written off. Ordinary maintenance and repairs are charged to expense.

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

Goodwill and Acquired Intangible Assets

Goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We performed our annual assessment of goodwill and determined that no impairment existed as of October 31, 2011.

Long-lived Assets

Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. We have evaluated our long-lived assets and determined that no impairment existed as of October 31, 2011.

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

Commencing on the first anniversary of this agreement and continuing thereafter during the term of the agreement, Calavo has the unconditional right, but not the obligation, to purchase the one-half interest in Maui Fresh owned by SRD at a purchase price to be determined pursuant to the agreement. The term of the agreement is for five years, which may be extended, or terminated early, as defined. As of October 31, 2011 and 2010, we have no advances outstanding to Maui Fresh.

In June 2009, we (through our wholly owned subsidiary: Calavo Inversiones (Chile) Limitada) entered into a joint venture agreement with Exportadora M5, S.A. (M5) for the purpose of selling and distributing Chilean sourced avocados. Such joint venture operates under the name of Calavo de Chile and commenced operations in July 2009. M5 and Calavo each have an equal one-half ownership interest in Calavo de Chile, but M5 has overall management responsibility for the operations of Calavo De Chile. We use the equity method to account for this investment.

Marketable Securities

Our marketable securities consist of our investment in Limoneira Company (Limoneira) stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are carried at fair value as determined from quoted market prices. The estimated fair value, cost, and gross unrealized gain related to such investment was $30.0 million, $23.5 million and $6.5 million as of October 31, 2011. The estimated fair value, cost, and gross unrealized gain related to such investment was $35.0 million, $23.5 million and $11.5 million as of October 31, 2010.

Advances to Suppliers

We advance funds to third-party growers primarily in Chile and Mexico for various farming needs. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. We continuously evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance. No such allowance was required at October 31, 2011, nor October 31, 2010.

Pursuant to our distribution agreement, which was amended in fiscal 2011, with Agricola Belher (Belher) of Mexico, a producer of fresh vegetables, primarily tomatoes, for export to the U.S. market, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our company, primarily our Arizona facility. In exchange, we agreed to sell and distribute such tomatoes, make advances to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. Pursuant to such amended agreement with Belher, we advanced Belher a total of $3.0 million, up from $2.0 million in the original agreement, during fiscal 2011. Additionally, the amended agreement calls for us to continue to advance $3.0 million per annum for operating purposes through 2019. These advances will be collected through settlements by the end of each year. As of October 31, 2011 and 2010, we have total advances of $3.0 million and $1.0 million to Belher pursuant to this agreement, which is recorded in advances to suppliers.

Infrastructure Advances

Pursuant to our infrastructure agreement, we make advances to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned/controlled by Belher, as well as packing line equipment. Advances incur interest at 4.7% and 6.5% at October 31, 2011 and 2010. Pursuant to the revised/amended agreement discussed above, we advanced Belher $3.0 million during fiscal 2011, which was used to build 47 hectares (approximately 116 acres) of shade-cloth/green house construction. As of October 31, 2011 and 2010, we have advanced a total of $4.2 million and $2.4 million ($0.8 million and $1.2 million included in prepaid expenses and other current assets and $3.4 million and $1.2 million included in other long-term assets). Belher is to annually repay these advances in no less than 20% increments through July 2016. Interest is to be paid monthly or annually, as defined. Belher may prepay, without penalty, all or any portion of the advances at any time. In order to secure their obligations pursuant to both agreements discussed above, Belher granted us a first-priority security interest in certain assets, including cash, inventory and fixed assets, as defined.

Accrued Expenses

Included in accrued expenses at October 31, 2011 and 2010 are uninvoiced receipts of approximately $4.1 million and $1.9 million.

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

Consignment Arrangements

We frequently enter into consignment arrangements with avocado and tomato growers and packers located outside of the United States and growers of certain perishable products in the United States. Although we generally do not take legal title to these avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. Amounts recorded for each of the fiscal years ended October 31, 2011, 2010 and 2009 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2011	2010	2009
Sales	$38,327	$54,736	$44,776
Cost of Sales	34,859	48,713	41,941

Gross Margin	$3,468	$6,023	$2,835

Advertising Expense

Advertising costs are expensed when incurred. Such costs in fiscal 2011, 2010, and 2009 were approximately $0.1 million.

Other income, net

Included in other income, net is dividend income totaling $0.3 million, $0.3 million and $0.2 million for fiscal years 2011, 2010, and 2009. See Note 9 for related party disclosure related to other income.

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

Basic and Diluted Net Income per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock options. The basic weighted-average number of common shares outstanding was 14,743,000, 14,610,000, and 14,451,000 for fiscal years 2011, 2010, and 2009. Diluted earnings per common share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock options, which were 8,000, 9,000, and 52,000 for fiscal years 2011, 2010 and 2009. There were no anti-dilutive options for fiscal years 2011, 2010 and 2009.

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

We measure the fair value of our stock option awards on the date of grant. The following assumptions were used in the estimated grant date fair value calculations for stock options:

	2011	2010	2009
Risk-free interest rate	0.96% - 1.40%	1.70%	2.02%
Expected volatility	32.63% - 60.00%	47.37%	67.95%
Dividend yield	2.5%	2.5%	4.3%
Expected life (years)	1.5 - 4.0	4.0	4.0

For the years ended October 31, 2011, 2010 and 2009, we recognized compensation expense of $188,000, $52,000, and $44,000 related to stock-based compensation.

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

Foreign Currency Translation and Remeasurement

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries is the United States dollar. As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements are included in income. Gains and losses resulting from foreign currency transactions are also recognized currently in income. Total foreign currency losses for fiscal 2011, net of gains, was less than $0.1 million. Total foreign currency losses for fiscal 2010, net of gains was $0.1 million. Total foreign currency gains for fiscal 2009, net of losses, was less than $0.1 million.

Fair Value of Financial Instruments

We believe that the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets. We believe that our fixed-rate long-term obligations have a fair value of approximately $23.4 million as of October 31, 2011, with a corresponding carrying value of approximately $23.7 million.

Derivative Financial Instruments

Except as disclosed in Note 16, we were not a party to any derivative instruments during the fiscal year 2011. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued revised guidance for the accounting of transfers of financial assets. This guidance is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of this accounting guidance did not have a material impact on our financial position, results of operations or liquidity.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders. For the fiscal year ended October 31, 2011, other comprehensive income includes the unrealized loss on our Limoneira investment totaling $3.0 million, net of income taxes. Limoneira’s stock price at October 31, 2011 equaled $17.35 per share. For the fiscal year ended October 31, 2010, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $6.5 million, net of income taxes. Limoneira’s stock price at October 31, 2010 equaled $20.24 per share, after a 10 for 1 stock split in the second quarter of fiscal year 2010. For the fiscal year ended October 31, 2009, other comprehensive income includes the unrealized loss on our Limoneira investment totaling $3.5 million, net of income taxes. Limoneira’s stock price at October 31, 2009 equaled $14.00 per share (adjusted for the above mentioned stock split).

Reclassifications

Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.

3. Inventories

Inventories consist of the following (in thousands):

	October 31,
	2011	2010
Fresh fruit	$6,588	$8,630
Packing supplies and ingredients	5,610	3,069
Finished prepared foods	5,589	3,132

	$17,787	$14,831

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

We did not record any lower of cost or market adjustments during fiscal years 2011 and 2010

4. Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2011	2010
Land	$7,023	$7,023
Buildings and improvements	18,279	18,039
Leasehold improvements	1,315	1,104
Equipment	50,511	48,725
Information systems - hardware and software	4,479	5,175
Construction in progress	4,426	2,265

	86,033	82,331
Less accumulated depreciation and amortization	(38,942)	(41,272)

	$47,091	$41,059

Depreciation expense was $3.2 million, $2.8 million and $2.6 million for fiscal years 2011, 2010, and 2009, of which $0.2 million was related to depreciation on capital leases for fiscal years 2011, 2010, and 2009.

We capitalize software development costs for internal use beginning in the application development stage and ending when the asset is placed into service. We amortize such costs using the straight-line basis over estimated useful lives. Beginning in fiscal year 2010, we began the process of converting to a new accounting software system, which is recorded into construction in progress. The total capitalized computer software costs related to this new accounting software system was $2.3 million and $1.7 million as of October 31, 2011 and 2010. We expect to be completed with the conversion of this accounting software in the second quarter of fiscal year 2012.

5. Other Assets

Other assets consist of the following (in thousands):

	October 31, 2011	October 31, 2010
Intangibles, net	$10,771	$2,872
Grower advances	1,531	1,827
Loan to Agricola Belher	3,380	1,225
Other	440	316

	$16,122	$6,240

Intangible assets consist of the following (in thousands):

		October 31, 2011			October 31, 2010
	Weighted- Average Useful Life	Gross Carrying Value	Accum. Amortization	Net Book Value	Gross Carrying Value	Accum. Amortization	Net Book Value
Customer list/relationships	8.0 years	$7,640	$(445)	$7,195	$240	$(26)	$214
Trade names	8.4 years	3,009	(1,207)	1,802	2,087	(989)	1,098
Trade secrets/recipes	11.9 years	1,520	(205)	1,315	1,350	(78)	1,272
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(83)	184	67	(54)	13

Intangibles, net		$12,711	$(1,940)	$10,771	$4,019	$(1,147)	$2,872

We recorded amortization expense of approximately $0.8 million, $0.3 million, and $0.2 million for fiscal years 2011, 2010, and 2009. We anticipate recording amortization expense of approximately $1.4 million for each of the fiscal years 2012 through 2015. We anticipate recording amortization expense of approximately $1.3 million for fiscal year 2016. The remainder of approximately $3.5 million will be amortized over fiscal years 2017 through 2023. See Note 17 for discussion regarding our acquisition of Renaissance Food Group, LLC.

6. Revolving Credit Facilities

Effective May 31, 2011, the Company and Farm Credit West, PCA (FCW), entered into a Term Revolving Credit Agreement (Revolving Agreement). Under the terms of the Revolving Agreement, we are advanced funds for working capital purposes, the purchase and installation of capital items, as well as other corporate needs of the Company. Total credit available under the borrowing agreement is $40 million, up from $30 million, and expires on February 1, 2016. This increase was at our request and not due to any immediate cash flows needs.

Effective September 30, 2011, the Company and Bank of America, N.A. (BoA), entered into an agreement, Amendment No. 4 to Loan Agreement (the Agreement), which amended our existing credit facility with BoA. Under the terms of the Agreement, we are advanced funds primarily for working capital purposes. Total credit available under the borrowing agreement is now $25 million, up from $15 million and now expires on February 1, 2016. This increase was at our request and not due to any immediate cash flows needs.

Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.6% and 2.3% at October 31, 2011 and 2010. Under these credit facilities, we had $17.9 million and $8.2 million outstanding as October 31, 2011 and 2010. These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined) (as defined). We were in compliance with all such covenants at October 31, 2011.

7. Employee Benefit Plans

We sponsor two defined contribution retirement plans for salaried and hourly employees. As a result of the acquisition of RFG, we have three additional defined contribution retirement plans bringing the total to five. Expenses for these plans approximated $733,000, $639,000, and $557,000 for fiscal years 2011, 2010 and 2009, which are included in selling, general and administrative expenses in the accompanying financial statements.

We also sponsor a non-qualified defined benefit plan for two retired executives. Pension expenses, including actuarial losses, approximated $35,000, $34,000 and $48,000 for the year ended October 31, 2011, 2010, and 2009. These amounts are included in selling, general and administrative expenses in the accompanying financial statements.

Components of the change in projected benefit obligation for fiscal year ends consist of the following (in thousands):

	2011	2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$275	$283
Interest cost	13	16
Actuarial loss	22	18
Benefits paid	(42)	(42)

Projected benefit obligation at end of year (unfunded)	$268	$275

The following is a reconciliation of the unfunded status of the plans at fiscal year ends included in accrued expenses (in thousands):

	2011	2010
Projected benefit obligation	$268	$275
Unrecognized net (gain) loss	—	—

Recorded pension liabilities	$268	$275

Significant assumptions used in the determination of pension expense consist of the following:

	2011	2010
Discount rate on projected benefit obligation	4.00%	5.00%

8. Commitments and Contingencies

Commitments and guarantees

We lease facilities and certain equipment under non cancelable operating leases expiring at various dates through 2021. We are committed to make minimum cash payments under these agreements as of October 31, 2011, as follows (in thousands):

2012	$2,662
2013	2,659
2014	2,551
2015	2,422
2016	1,959
Thereafter	7,433

$19,686

Total rent expense amounted to approximately $2.1 million, $1.7 million and $1.8 million for the years ended October 31, 2011, 2010, and 2009. Rent to Limoneira, for our corporate office, amounted to approximately $0.3 million for fiscal year 2011. For fiscal years 2010 and 2009, rent to Limoneira amounted to approximately $0.2 million. We are committed to rent our corporate facility through fiscal 2015 at an annual rental of $0.3 million per annum (subject to annual CPI increases, as defined).

Through the acquisition of RFG in June 2011, we have two additional facilities in California, one being the corporate office of RFG in Rancho Cordova, and the other being a fresh processing facility in Sacramento. RFG also has one other fresh processing facility in Houston, Texas. Both facilities process cut fruits and vegetables, salads, sandwiches, and wraps. The RFG corporate office in Rancho Cordova has an operating lease through September 2015. Total rent for fiscal 2011 was approximately $0.1 million. The processing facility in Sacramento has an operating lease through May 2021. Total rent for fiscal 2011 was approximately $0.2 million. The processing facility in Houston has an operating lease through May 2021. Total rent for fiscal 2011 was approximately $0.1 million.

We indemnify our directors and officers and have the power to indemnify each of our employees and other agents, to the maximum extent permitted by applicable law. The maximum amount of potential future payments under such indemnifications is not determinable. No amounts have been accrued in the accompanying financial statements related to these indemnifications.

Litigation

Hacienda Suits — We are currently under examination by the Mexican tax authorities (Hacienda) for the tax years ended December 31, 2004, and 2005.

During the third quarter of fiscal year 2011, we received an update from our outside legal counsel regarding the examination of the tax year ended December 31, 2004. The appellate court upheld a lower court’s decision on the two remaining items that we previously received an unfavorable ruling on. Based on discussions with our legal counsel, however, we believe that there were certain, administrative errors made by the appellate court and that one of the outstanding tax issues will be resolved in favor of the Company, while the other remaining issue remains unsettled. The total assessment related to this examination is estimated to be approximately $2.4 million. Based on discussion with our legal counsel, we believe that it is more likely than not that we will be successful in our defense and our tax position will be upheld based solely on the technical merits of the tax position. As such, no accrual has been recorded as of October 31, 2011.

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

The Hacienda has concluded their examination for the year ended December 31, 2007, noting no changes. In addition, during the fourth quarter of fiscal 2011, the examination of the tax year ended December 31, 2000 was settled by the court in our favor.

From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

9. Related-Party Transactions

Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the years ended October 31, 2011, 2010, and 2009, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $18.6 million, $23.9 million and $7.2 million. Accounts payable to these Board members was $0.1 million and $1.3 million as of October 31, 2011, and 2010.

During fiscal 2011, 2010 and 2009, we received $0.2 million, $0.2 million, and $0.1 million as dividend income from Limoneira.

The three previous owners and current executives of RFG have a majority ownership of certain entities that provide various services to RFG. RFG’s California operating facility leases a building from LIG partners, LLC (LIG) pursuant to an operating lease. LIG is majority owned by an entity owned by such three executives of RFG. For the year ended October 31, 2011, since the acquisition of RFG, total rent paid to LIG was $0.2 million. Additionally, RFG sells cut produce and purchases raw materials, obtains transportation services, and shares costs for certain utilities with Third Coast Fresh Distribution (Third Coast). Third Coast is majority owned by an entity owned by such three executives of RFG. For the year ended October 31, 2011, total sales made to Third Coast were $1.1 million. For the year ended October 31, 2011, total purchases made from Third Coast were $0.4 million. Amounts due from Third Coast were $0.3 million as of October 31, 2011. Amounts due to Third Coast were $0.2 million as of October 31, 2011.

10. Income Taxes

The income tax provision consists of the following for the years ended October 31 (in thousands):

	2011	2010	2009
Current:
Federal	$4,405	$7,988	$6,305
State	1,107	1,868	1,522
Foreign	(170)	153	160

Total current	5,342	10,009	7,987
Deferred	1,907	1,332	290

Total income tax provision	$7,249	$11,341	$8,277

At October 31, 2011 and 2010, gross deferred tax assets totaled approximately $2.7 million and $3.0 million, while gross deferred tax liabilities totaled approximately $8.8 million and $9.0 million. Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

Significant components of our deferred taxes assets (liabilities) as of October 31, are as follows (in thousands):

	2011	2010
Allowances for accounts receivable	$564	$609
Inventories	435	662
State taxes	276	470
Accrued liabilities	861	595

Current deferred income taxes	$2,136	$2,336

Property, plant, and equipment	(5,258)	(3,775)
Intangible assets	(312)	(76)
Unrealized gain, Limoneira investment	(2,614)	(4,586)
Stock-based compensation	183	125
Other	(1)	46

Long-term deferred income taxes	$(8,002)	$(8,266)

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income for the years ended October 31, is as follows:

	2011	2010	2009
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effects	4.8	4.8	4.9
Foreign income taxes greater (less) than U.S.	(0.9)	(0.9)	(1.1)
Other	0.9	0.2	(1.0)

	39.8%	39.1%	37.8%

We intend to reinvest our accumulated foreign earnings, which approximated $7.6 million at October 31, 2011, indefinitely. As a result, we have not provided any deferred income taxes on such unremitted earnings. For fiscal years 2011, 2010 and 2009, income before income taxes related to domestic operations was approximately $17.1 million, $28.3 million, and $21.0 million. For fiscal years 2011, 2010 and 2009, income before income taxes related to foreign operations was approximately $1.1 million, $0.7 million and $0.9 million.

As of October 31, 2011 and 2010, we provided a liability less than $0.1 million for unrecognized tax benefits related to various federal and state income tax matters. The tax effected amount would reduce our effective income tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at November 1, 2009	$103
Balance at October 31, 2010	103
Reductions of tax positions from prior years	(62)

Balance at October 31, 2011	$41

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. For fiscal 2011 and 2010, we did not record any significant accrued interest and penalties. We do not expect any unrecognized tax benefits to reverse in fiscal 2012.

We are subject to U.S. federal income tax as well as income of multiple state tax jurisdictions. We are no longer subject to U.S. income tax examinations for the fiscal years prior to October 31, 2008, and are no longer subject to state income tax examinations for fiscal years prior to October 31, 2007.

11. Segment Information

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

	Fresh products	Calavo Foods(1)	Total
	(All amounts are presented in thousands)
Year ended October 31, 2011(1)
Net sales	$420,658	$101,871	$522,529
Cost of sales	388,820	90,848	479,668

Gross margin	$31,838	$11,023	$42,861

Year ended October 31, 2010
Net sales	$348,052	$50,299	$398,351
Cost of sales	309,609	37,212	346,821

Gross margin	$38,443	$13,087	$51,530

Year ended October 31, 2009
Net sales	$300,235	$44,530	$344,765
Cost of sales	271,159	29,073	300,232

Gross margin	$29,076	$15,457	$44,533

(1)	Includes net sales and gross margin of $56.7 million and $4.3 million in fiscal 2011 related to the recently acquired business RFG. See Note 17 for additional information related to the acquisition of RFG.

For fiscal years 2011, 2010 and 2009, inter-segment sales and cost of sales of $50.1 million, $21.1 million, and $21.9 million were eliminated in consolidation.

The following table sets forth sales by product category, by segment (in thousands):

	Year ended October 31, 2011			Year ended October 31, 2010
	Fresh products	Calavo Foods(1)	Total	Fresh products	Calavo Foods	Total
Third-party sales:
Avocados	$376,104	$—	$376,104	$287,808	$—	$287,808
Tomatoes	23,903	—	23,903	41,595	—	41,595
Papayas	13,245	—	13,245	11,278	—	11,278
Pineapples	4,278	—	4,278	3,838	—	3,838
Other Fresh products	3,276	—	3,276	3,617	—	3,617
Calavo Foods - food service	—	37,431	37,431	—	40,654	40,654
Calavo Foods - retail and club(1)	—	73,924	73,924	—	17,473	17,473

Total gross sales	420,806	111,355	532,161	348,136	58,127	406,263
Less sales incentives	(148)	(9,484)	(9,632)	(84)	(7,828)	(7,912)

Net sales	$420,658	$101,871	$522,529	$348,052	$50,299	$398,351

	Year ended October 31, 2010			Year ended October 31, 2009
	Fresh products	Calavo Foods	Total	Fresh products	Calavo Foods	Total
Third-party sales:
Avocados	$287,808	$—	$287,808	$259,558	$—	$259,558
Tomatoes	41,595	—	41,595	14,067	—	14,067
Papayas	11,278	—	11,278	9,118	—	9,118
Pineapples	3,838	—	3,838	13,341	—	13,341
Other Fresh products	3,617	—	3,617	4,219	—	4,219
Calavo Foods - food service	—	40,654	40,654	—	36,493	36,493
Calavo Foods - retail and club	—	17,473	17,473	—	15,554	15,554

Total gross sales	348,136	58,127	406,263	300,303	52,047	352,350
Less sales incentives	(84)	(7,828)	(7,912)	(68)	(7,517)	(7,585)

Net sales	$348,052	$50,299	$398,351	$300,235	$44,530	$344,765

(1)	Includes net sales of $56.7 million in fiscal 2011 related to the recently acquired business Renaissance Food Group, LLC (RFG). See Note 17 for additional information related to the acquisition of RFG.

Net sales to third parties by segment exclude inter-segment sales and cost of sales. For fiscal years 2011, 2010, and 2009, inter-segment sales and cost of sales for Fresh products totaling $15.8 million, $11.7 million and $14.1 million were eliminated. For fiscal years 2011, 2010, and 2009, inter-segment sales and cost of sales for Calavo Foods totaling $34.3 million $9.4 million, and $7.8 million were eliminated.

Sales to customers outside the United States were approximately $24.3 million, $24.3 million and $16.3 million for fiscal years 2011, 2010, and 2009.

Long-lived assets attributed to geographic areas as of October 31, are as follows (in thousands):

	United States	Mexico	Consolidated
2011	$30,494	$16,597	$47,091
2010	$24,816	$16,243	$41,059

12. Long-Term Obligations

Long-term obligations at fiscal year ends consist of the following (in thousands):

	2011	2010
Farm Credit West, PCA, (FCW) term loan, bearing interest at 1.7%	$7,012	$—
Bank of America, N.A. (BoA) term loan, bearing interest at 1.7%	7,135	—
FCW, term loan, bearing interest at 5.7%	5,200	6,500
Capital leases	4,345	958

	23,692	7,458
Less current portion	(5,448)	(1,369)

	$18,244	$6,089

See Note 17 for discussion regarding our acquisition of RFG. In conjunction with such acquisition, the Company and FCW entered into a Term Loan Agreement (Term Agreement), effective May 31, 2011. Under the terms of the Term Agreement, we were advanced $15 million for the purchase of RFG. Additionally, we are required to make 60 monthly principal and interest payments, in the amount billed, from July 1, 2011 to June 1, 2016. There is no prepayment penalty associated with this Term Agreement.

This Term Agreement also replaces in its entirety the original Term Loan Agreement dated June 1, 2005 by and between the Company and FCW. There was no significant change in terms between the original Term Loan Agreement and this new agreement.

Effective September 30, 2011, the Company and Bank of America, N.A. (BoA), entered into an agreement, Amendment No. 4 to Loan Agreement (the Agreement), which amended our existing credit facility with BoA. In addition, the Agreement includes a variable rate term loan in the amount of approximately $7.1 million. These proceeds were used to retire approximately 50% of the outstanding balance (as of September 30, 2011) of the term loan owed to FCW related to the purchase of RFG (see above). This effectively split the funding of the amounts due at closing for that acquisition between both banks. The credit facility and term loan contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Fixed Charge Coverage Ratio (as defined) and Current Ratio (as defined).

In conjunction with the purchase of RFG, we assumed various capital leases related to machinery and equipment. These leases bear interest at a weighted average interest rate of approximately 4.0%. The total obligation acquired related to these capital leases were $4.0 million, with $1.1 million being classified as in the current portion.

At October 31, 2011, annual debt payments are scheduled as follows (in thousands):

Total
Year ending October 31:
2012	$5,448
2013	5,384
2014	5,264
2015	4,952
2016	2,153
Thereafter	491

$23,692

13. Stock-Based Compensation

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

In December 2006, our Board of Directors approved the issuance of options to acquire a total of 20,000 shares of our common stock to two members of our Board of Directors. Each grant to acquire 10,000 shares vests in increments of 2,000 per annum over a five-year period and has an exercise price of $10.46 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $10.46. The estimated fair market value of such option grant was approximately $40,000. The total compensation cost not yet recognized as of October 31, 2011 was not significant.

In May 2008, our Board of Directors approved the issuance of options to acquire a total of 58,000 shares of our common stock to three members of our Board of Directors. Each grant vests in equal increments over a five-year period and has an exercise price of $14.58 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $14.58. The estimated fair market value of such option grants were approximately $184,000. The total compensation cost not yet recognized as of October 31, 2011 was approximately $55,000, which will be recognized over the remaining service period of 19 months.

In December 2008, our Board of Directors approved the issuance of options to acquire a total of 10,000 shares of our common stock to one member of our Board of Directors. Such grant vests in equal increments over a five-year period and has an exercise price of $8.05 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $8.05. The estimated fair market value of such option grant was approximately $37,000. The total compensation cost not yet recognized as of October 31, 2011 was approximately $15,000, which will be recognized over the remaining service period of 25 months.

In August 2010, our Board of Directors approved the issuance of options to acquire a total of 10,000 shares of our common stock to one member of our Board of Directors. Such grant vests in equal increments over a five-year period and has an exercise price of $19.20 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $19.20. The estimated fair market value of such option grant was approximately $64,000. The total compensation cost not yet recognized as of October 31, 2011 was approximately $44,000, which will be recognized over the remaining service period of 45 months.

A summary of stock option activity is as follows (in thousands, except for share amounts):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Fair-Value	Aggregate Intrinsic Value
Outstanding at October 31, 2008	360	$10.02
Granted	10	$8.05	$3.67/share
Exercised	(86)	$9.10

Outstanding at October 31, 2009	284	$10.23
Granted	10	$19.20	$6.36/share
Exercised	(207)	$9.13

Outstanding at October 31, 2010	87	$13.89
Exercised	(15)	$14.58

Outstanding at October 31, 2011	72	$13.75		$583

Exercisable at October 31, 2011	31	$12.69		$284

The weighted average remaining life of such outstanding options is 5.1 years and the total intrinsic value of options exercised during fiscal 2011 was $0.1 million. The weighted average remaining life of such exercisable options is 3.1 years. The fair value of shares vested during the year ended October 31, 2011, 2010, and 2009 was approximately $0.7 million, $0.7 million, and $0.2 million.

The 2011 Management Incentive Plan

In April 2011, our shareholders approved the Calavo Growers, Inc. 2011 Management Incentive Plan (the 2011 Plan). All directors, officers, employees and consultants (including prospective directors, officers, employees and consultants) of Calavo and its subsidiaries are eligible to receive awards under the 2011 Plan. Up to 1,500,000 shares of common stock may be issued by Calavo under the 2011 Plan. As a result of such new plan, no new awards will be made under our 2005 Stock Incentive Plan.

In April 2011, our Board of Directors approved the issuance of options to acquire a total of 60,000 shares of our common stock to each member of our board of directors, except Lee Cole Chief Executive Officer (CEO). Each non-employee director was granted 5,000 shares of options at $21.82 per share. Such grant vests over a one-year period. Vested options have a term of one year from the vesting date. The market price of our common stock at the grant date was $21.82. The estimated fair market value of such option grant was approximately $202,000. The total compensation cost not yet recognized as of October 31, 2011 was approximately $85,000, which will be recognized over the remaining service period of 5 months.

In October 2011, our Board of Directors approved the issuance of options to acquire a total of 10,000 shares of our common stock by one member of our Board of Directors. Such grant vests in equal increments over a five-year period and has an exercise price of

$21.80 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $21.80. The estimated fair market value of such option grant was approximately $88,000. The total compensation cost not yet recognized as of October 31, 2011 was approximately $88,000, which will be recognized over the remaining service period of 60 months.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Exercise Price		Weighted-Average Fair-Value	Aggregate Intrinsic Value
Granted	70		$21.82	$4.15/share
Forfeited Outstanding at October 31, 2011	(5 65)	$ $	21.82 21.82		$—

Exercisable at October 31, 2011	—		$—		$—

The weighted average remaining life of such outstanding options is 1.6 years. No shares are vested or exercisable as of October 31, 2011.

14. Dividends

On December 12, 2011, we paid a $0.55 per share dividend in the aggregate amount of $8,123,000 to shareholders of record on December 2, 2011. On December 13, 2010, we paid a $0.55 per share dividend in the aggregate amount of $8,092,000 to shareholders of record on December 1, 2010.

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

The following table sets forth our financial assets and liabilities as of October 31, 2011 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$29,991	—	—	$29,991

Total assets at fair value	$29,991	$—	$—	$29,991

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at October 31, 2011 and October 31, 2010 equaled $17.35 per share and $20.24 per share. Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding losses arising during the year ended October 31, 2011 was $5.0 million. Unrealized investment holding gains arising during the year ended October 31, 2010 was $10.8 million. Unrealized investment holding losses arising during the year ended October 31, 2009 was $5.7 million.

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Liabilities at fair value:
Salsa Lisa contingent consideration(2)	—	—	$978	$978
RFG contingent consideration(2)	—	—	$1,652	$1,652

Total liabilities at fair value	$—	$—	$2,630	$2,630

(2)	Each period we revalue the contingent consideration obligations to their fair value and record increases or decreases in the fair value into selling, general and administrative expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given period. Total net decrease to the contingent considerations in fiscal year 2011 totaled $0.5 million. See Note 16 and Note 17 for further discussion.

The following is a reconciliation of the beginning and ending amounts of the contingent consideration for Salsa Lisa and RFG:

	Balance at 10/31/10	Acquisition	Interest	Revalue Adjustment	Balance at 10/31/11
	(All amounts are presented in thousands)
Salsa Lisa contingent consideration	$1,521	$—	$70	$(613)	$978
RFG contingent consideration	—	1,543	31	78	1,652

Total	$1,521	$1,543	$101	$(535)	$2,630

16. Salsa Lisa Business Acquisition

On February 8, 2010, Calavo Growers, Inc. (Calavo), Calavo Salsa Lisa, LLC (CSL), Lisa’s Salsa Company (LSC) and Elizabeth Nicholson and Eric Nicholson, entered into an Asset Purchase and Contribution Agreement, dated February 8, 2010 (the Acquisition Agreement), which sets forth the terms and conditions pursuant to which Calavo acquired a 65 percent ownership interest in CSL. which acquired substantially all of the assets of LSC. Elizabeth Nicholson and Eric Nicholson, through LSC, hold the remaining 35 percent ownership of CSL. LSC is a regional producer in the upper Midwest United States of Salsa Lisa refrigerated salsas.

The Acquisition Agreement provided that, among other things, Calavo make a payment totaling $100,000 for the 65 percent interest, as well a $300,000 payment representing a loan to be repaid from CSL to Calavo. Calavo made these initial payments on February 8, 2010.

The purchase price can increase, subject to earn-out payments. These earn-out payments are based on net annual sales (as defined) achievements, through fiscal year October 31, 2016, which are as follows:

Net Sales of:	Then Earn-out Payment shall be:
$30,000,000	$1,000,000
$40,000,000	$1,000,000
$50,000,000	$1,000,000

Maximum earn-out payment possible	$3,000,000

More than one of the earn-out payments may be earned in a particular fiscal year through October 31, 2016, but in no event shall more than an aggregate of $3,000,000 in earn-out payments be made.

Concurrently with the execution of the Acquisition Agreement, Calavo, CSL, LSC and Elizabeth Nicholson and Eric Nicholson entered into an Amended and Restated Limited Liability Company Agreement. Among other things, such agreement calls for the establishment and maintenance of capital accounts, how profits and losses are to be allocated, as well as a buy-out option for Calavo.

Such buy-out option grants Calavo the right to cause LSC to transfer to Calavo all of LSC’s membership interest for an amount equal to $5 million at any time until October 31, 2016. If the buy-out option has not been exercised by Calavo as of October 31, 2016, however, then Calavo is required to deliver a binding offer to LSC to purchase LSC’s membership interest for a price no less than an amount equal to (A) LSC’s percentage interest, multiplied by (B) the EBTDA multiple of 8.0, multiplied by (C) CSL’s earnings before taxes, depreciation, and amortization (EBTDA) for the year ending October 31, 2016. LSC may then elect to either accept such offer or reject such offer and submit a counter offer to purchase Calavo’s membership interest for a price no less than an amount equal to (A) Calavo’s membership interest, multiplied by (B) the EBTDA multiple of 8.0, plus 0.5, or 8.5, multiplied by (C) the Company EBTDA for the year ending October 31, 2016. LSC may not reject the buy-out offer without making a counter offer.

If LSC makes a counter offer to Calavo, Calavo may either accept such offer or reject such offer and submit a counter offer to purchase LSC’s membership interest for a price no less than an amount equal to (A) LSC’s membership interest, multiplied by (B) the EBTDA multiple of 8.0, plus 0.5, plus an additional 0.5, or 9.0 total, multiplied by (C) the Company EBTDA for the year ending October 31, 2016. The process cited above shall continue, with the EBTDA multiple increasing 0.5% at each counter offer, until either LSC or Calavo accepts the counter offer made to them.

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

Of the $1,950,000 of intangible assets, $240,000 was assigned to customer relationships with a life of 7 years, $360,000 to trademarks and trade names with a life of 10 years, and $1,350,000 to trade secrets with a life of 13 years. We determined the fair value of the non-controlling interest in CSL taking into consideration discounts for lack of control and lack of marketability. The fair value of the $5.0 million purchase option was determined using a Black-Scholes option pricing model. Significant inputs include the risk free rate, volatility factor, time to expiration, underlying stock price, and exercise price. As discussed above, we will be required to pay up to an additional $3.0 million if CSL achieves specified revenue targets during the first seven years, post transaction. The fair value of this contingent consideration was determined based on a probability weighted method, which incorporates management’s forecasted revenue, the likelihood of the $5.0 million purchase option being exercised, and the likelihood of the revenue targets being achieved.

In October 2011, based on forecast projection analysis from a third party consulting firm, we decreased the contingent consideration liability related to the acquisition of CSL by approximately $0.6 million.

The following table reconciles shareholders’ equity attributable to noncontrolling interest (in thousands):

	Year ended October 31, 2011	Year ended October 31, 2010
Noncontrolling interest, beginning	$575	$—
Capital contributions	—	699
Net loss attributable to noncontrolling interest	(114)	(124)

Noncontrolling interest, ending	$461	$575

17. RFG Business Acquisition

Calavo, CG Mergersub LLC (Newco), Renaissance Food Group, LLC (RFG) and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust (collectively, the Sellers) entered into an Agreement and Plan of Merger dated May 25, 2011 (the Acquisition Agreement), which sets forth the terms and conditions pursuant to which Calavo would acquire a 100 percent ownership interest in RFG. Pursuant to the Acquisition Agreement,

Newco, a newly formed Delaware limited liability company and wholly-owned subsidiary of Calavo, merged with and into RFG, with RFG as the surviving entity. RFG is a fresh-food company that produces, markets, and distributes nationally a portfolio of healthy, high quality products for consumers via the retail channel. The acquisition closed on June 1, 2011.

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

If RFG’s earnings before interest, taxes, depreciation and amortization (EBITDA) for any 12-month period commencing after the closing date and ending prior to the fifth anniversary of the closing date, is equal to or greater than $8 million, and RFG has concurrently reached a corresponding revenue achievement, we have agreed to pay the Sellers $5 million in cash and to issue to the Sellers 827,000 shares of unregistered Calavo common stock, representing total consideration of approximately $24 million. This represents the maximum that can be awarded pursuant to the 1st earn-out payment. In the event that the maximum EBITDA and revenue achievements have not been reached within five years after the closing date, but RFG’s 12-month EBITDA during such period equals or exceeds $6 million and RFG has concurrently reached a corresponding revenue achievement, a sliding-scale, as defined, will be used to calculate payment. The minimum amount to be paid in the sliding-scale related to the 1st earn-out payment is approximately $14 million, payable in both cash and shares of unregistered Calavo common stock. RFG has five years to achieve any consideration pursuant to the 1st earn-out payment.

Assuming that the maximum earn-out payment has been achieved in the 1st earn-out payment, if RFG’s EBITDA, for a 15-month period commencing after the closing date and ending prior to the fifth anniversary of the closing date, is equal to or greater than $15 million for each of the 12-month periods therein, and RFG has concurrently reached a corresponding revenue achievement, we have agreed to pay the Sellers $50 million in cash and to issue to the Sellers 434,783 shares of unregistered Calavo common stock, representing total consideration of approximately $60 million. This represents the maximum that can be awarded pursuant to the 2nd earn-out payment. In the event that the maximum EBITDA and revenue achievements have not been reached within five years after the closing date, but RFG’s 12-month EBITDA during such period equals or exceeds $10 million, and RFG has concurrently reached a corresponding revenue achievement, a sliding-scale will be used to calculate payment. The minimum amount to be paid in the sliding-scale related to the 2nd earn-out payment is approximately $27 million, payable in both cash and shares of unregistered Calavo common stock. RFG has five years to achieve any consideration pursuant to the 2nd earn-out payment.

The following table summarizes the estimated fair values of the assets acquired, liabilities assumed, and equity issued at the date of acquisition (in thousands). We obtained third-party valuations for the long-term assets acquired and incurred approximately $0.3 million in acquisition costs, which have been expensed in selling, general and administrative expenses in the period incurred. For the five months ended October 31, 2011, since the acquisition of RFG, total selling, general and administrative expenses for RFG was $3.1 million.

At June 1, 2011

Current assets	$10,491
Property, plant, and equipment	4,580
Goodwill	14,264
Other assets	117
Intangible assets	8,690

Total assets acquired	38,142
Current liabilities	(12,292)
Contingent consideration	(7,774)
Long-term obligations	(2,894)
Additional paid-in capital	(952)

Net assets acquired	$14,230

Of the $8,690,000 of intangible assets, an allocation of $7,400,000 was assigned to customer relationships with a life of 8 years, $920,000 to trademarks and trade names with a life of 8 years, $200,000 to non-competition agreements with a life of 5 years, and $170,000 to trade secrets with a life of 3 years. As discussed above, we potentially may be required to pay a maximum of approximately $100 million if RFG achieves specified future revenue and EBITDA targets. The fair value of this contingent consideration was determined based on a probability weighted method, which incorporates management’s forecasted revenue, and the likelihood of the revenue targets being achieved.

In October 2011, based on forecast projection analysis from a third party consulting firm, we increased the contingent consideration liability related to the acquisition of RFG by approximately $0.1 million.

18. Subsequent Events

We have evaluated subsequent events to assess the need for potential recognition or disclosure in this Annual Report on Form 10-K. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Calavo Growers, Inc.

We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. and subsidiaries (the Company) as of October 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2011. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calavo Growers, Inc. and subsidiaries at October 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calavo Growers Inc.’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

January 17, 2012

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2011. Our internal control over financial reporting as of October 31, 2011 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included herein. We have excluded from this assessment the operations of Renaissance Food Group, LLC (RFG), which are included in our fiscal 2011 consolidated financial statements and constituted an aggregate of $38.1 million and $24.0 million of total and net assets, as of October 31, 2011 and $56.7 million, and $1.2 million of revenues and net income, for the year then ended.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Calavo Growers, Inc.

We have audited Calavo Growers, Inc.’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Calavo Growers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Renaissance Food Group, LLC, which is included in the fiscal year 2011 consolidated financial statements of Calavo Growers, Inc. and constituted $38.1 million and $24.0 million of total and net assets, respectively, as of October 31, 2011 and $56.7 million and $1.2 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Calavo Growers, Inc. also did not include an evaluation of the internal control over financial reporting of Renaissance Food Group, LLC.

In our opinion, Calavo Growers, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Calavo Growers, Inc. as of October 31, 2011 and 2010 and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2011 of Calavo Growers Inc., and our report dated January 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

January 17, 2012

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report because we will file a definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the Proxy Statement), not later than 120 days after the end of the fiscal year covered by this Annual Report, and the applicable information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers, and Corporate Governance

The names of our executive officers and their ages, titles and biographies are incorporated by reference from Part I, above.

The following information is included in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after our fiscal year end of October 31, 2011 (the Proxy Statement) and is incorporated herein by reference:

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

The following consolidated financial statements as of October 31, 2011 and 2010 and for each of the three years in the period ended October 31, 2011 are included herewith:

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

(3)	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]

2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[2]

2.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

2.4	Acquisition Agreement between Calavo Growers, Inc., a California corporation and Lecil E. Cole, Eric Weinert, Suzanne Cole-Savard, Guy Cole, and Lecil E. Cole and Mary Jeanette Cole, acting jointly and severally as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993, also known as the Lecil E. and Mary Jeanette Cole Revocable 1993 Trust dated May 19, 2008 [4]

2.5	Acquisition Agreement between Calavo Growers, Inc., Calavo Salsa Lisa, LLC, Lisa’s Salsa Company and Elizabeth Nicholson and Eric Nicholson dated February 8, 2010 [5]

2.6	Amended and Restated Limited Liability Company Agreement for Calavo Salsa Lisa, LLC dated February 8, 2010 among Calavo Growers, Inc., Calavo Salsa Lisa LLC, Lisa’s Salsa Company, Elizabeth Nicholson and Eric Nicholson. (Portions of this agreement have been deleted and filed separately with the Securities and Exchange Commission Pursuant to a request for confidential treatment.) [16]

2.7	Agreement and Plan of Merger dated May 25, 2011 among Calavo Growers, Inc., CG Mergersub LLC, Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust[1] (Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by the Registrant with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by the Registrant with the Securities and Exchange Commission.) [20]

3.1	Articles of Incorporation of Calavo Growers, Inc. [1]

3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[6]

3.3	Amendments to Articles of Incorporation or Bylaws of Calavo Growers, Inc. [19]

10.1	Form of Marketing Agreement for Calavo Growers, Inc.[7]

10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]

10.3	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]

10.4	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

10.5	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[3]

10.7	Term Loan Agreement dated April 9, 2008 (effective date May 1, 2008) between Farm Credit West, PCA, and Calavo Growers, Inc. [8]

10.8	2005 Stock Incentive Plan Of Calavo Growers, Inc.[9]

10.9	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.10	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.11	2001 Stock Option Plan for Directors.[10]

10.12	2001 Stock Purchase Plan for Officers and Employees.[10]

10.13	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated October 15, 2007[11]

10.14	First Amendment Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated August 28, 2008[12]

10.15	Form of Stock Option Agreement[13]

10.16	Amendment No. 2 to Loan Agreement dated as of July 31, 2009 between Calavo Growers, Inc. and Bank of America, N.A. [14]

10.17	Amendment to Term Loan Agreement between Farm Credit West, PCA, and Calavo Growers, Inc [15]

10.18	Amendment No. 3 to Loan Agreement dated February 9, 2010 between Bank of America, N.A. and Calavo Growers, Inc. [16]

10.19	2011 Management Incentive Plan of Calavo Growers, Inc. [17]

10.20	Retention Bonus Agreement between Lecil E. Cole and Calavo Growers, Inc. [18]

10.21	Term Revolving Credit Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011. [21]

10.22	Term Loan Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011. [21]

10.23	Amendment to Term Revolving Credit Agreement between FCW and Calavo Growers, Inc. dated May 31, 2011. [22]

10.24	Amendment No. 4 to Loan Agreement dated as of September 30, 2011 between Calavo Growers, Inc. and Bank of America, N.A. [23]

10.25	Amendment No. 2 to Term Revolving Credit Agreement dated October 31, 2011 between Farm Credit West, PCA and Calavo Growers, Inc. [24]

10.26	Amendment No. 2 to Term Loan Agreement dated October 31, 2011 between Farm Credit West, PCA and Calavo Growers, Inc. [24]

10.27	Amendment No. 2 to Promissory Note dated October 31, 2011 between Farm Credit West, PCA and Calavo Growers, Inc. [24]

21.1	Subsidiaries of Calavo Growers, Inc. [1]

23.1	Consent of Ernst & Young LLP. *

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *

32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *

101	The following financial information from the Annual Report on Form 10-K of Calavo Growers, Inc. for the year ended October 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of October 31, 2011, and 2010; (2) Consolidated Statements of Income for the years ended October 31, 2011, 2010 and 2009; (3) Consolidated Statements of Comprehensive Income for the years ended October 31, 2011, 2010, and 2009; (4) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2011, 2010, and 2009; (5) Consolidated Statements of Cash Flows for the years ended October 31, 2011, 2010 and 2009; and (6) Notes to Financial Statements.**

*	Filed with this Annual Report on Form 10-K.
**	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101(a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.
1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.
2	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
3	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
4	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
5	Previously filed on February 8, 2010 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
6	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.
7	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
8	Previously filed on May 8, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
9	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.
10	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.
11	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
12	Previously filed on January 27, 2009 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.
13	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
14	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
15	Previously filed on January 11, 2010 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
16	Previously filed on March 11, 2010 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
17	Previously filed on January 14, 2011 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
18	Previously filed on March 2, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
19	Previously filed on March 30, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
20	Previously filed on January 10, 2012 as an exhibit to the Registrant’s Report on Form 8-K/A and incorporated herein by reference.
21	Previously filed on June 15, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
22	Previously filed on September 9, 2011 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
23	Previously filed on October 6, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
24	Previously filed on November 14, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

(b)	Exhibits

See subsection (a) (3) above.

(c)	Financial Statement Schedules

See subsection (a) (1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 17, 2012.

CALAVO GROWERS, INC

By:	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 17, 2012 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Lecil E. Cole Lecil E. Cole	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

/s/ Arthur J. Bruno Arthur J. Bruno	Chief Operating Officer, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

/s/ James E. Snyder James E. Snyder	Corporate Controller (Principal Accounting Officer)

/s/ Donald M. Sanders Donald M. Sanders	Director

/s/ Marc L. Brown Marc L. Brown	Director

/s/ John M. Hunt John M. Hunt	Director

/s/ George H. Barnes George H. Barnes	Director

/s/ J. Link Leavens J. Link Leavens	Director

/s/ James Helin James Helin	Director

/s/ Dorcas H. McFarlane Dorcas H. McFarlane	Director

/s/ Egidio Carbone, Jr Egidio Carbone, Jr	Director

/s/ Steven W. Hollister Steven W. Hollister	Director

/s/ Harold Edwards Harold Edwards	Director

/s/ Scott Van Der Kar Scott Van Der Kar	Director

SCHEDULE II

CALAVO GROWERS, INC.

VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Fiscal year ended October 31:	Balance at beginning of year	Additions(1)	Deductions(2)	Balance at end of year
Allowance for customer deductions	2009	1,231	6,080	6,058	1,253
	2010	1,253	6,474	6,912	815
	2011	815	8,674	7,693	1,796

Allowance for doubtful accounts	2009	982	122	4	1,100
	2010	1,100	127	670	557
	2011	557	91	159	489

(1)	Charged to net sales (customer deductions) or costs and expenses (doubtful accounts).
(2)	Customer deductions taken or write off of accounts receivables.

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]

2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[2]

2.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

2.4	Acquisition Agreement between Calavo Growers, Inc., a California corporation and Lecil E. Cole, Eric Weinert, Suzanne Cole-Savard, Guy Cole, and Lecil E. Cole and Mary Jeanette Cole, acting jointly and severally as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993, also known as the Lecil E. and Mary Jeanette Cole Revocable 1993 Trust dated May 19, 2008 [4]

2.5	Acquisition Agreement between Calavo Growers, Inc., Calavo Salsa Lisa, LLC, Lisa’s Salsa Company and Elizabeth Nicholson and Eric Nicholson dated February 8, 2010 [5]

2.6	Amended and Restated Limited Liability Company Agreement for Calavo Salsa Lisa, LLC dated February 8, 2010 among Calavo Growers, Inc., Calavo Salsa Lisa LLC, Lisa’s Salsa Company, Elizabeth Nicholson and Eric Nicholson. (Portions of this agreement have been deleted and filed separately with the Securities and Exchange Commission Pursuant to a request for confidential treatment.) [16]

2.7	Agreement and Plan of Merger dated May 25, 2011 among Calavo Growers, Inc., CG Mergersub LLC, Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust[1] (Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by the Registrant with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by the Registrant with the Securities and Exchange Commission.) [20]

3.1	Articles of Incorporation of Calavo Growers, Inc. [1]

3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[6]

3.3	Amendments to Articles of Incorporation or Bylaws of Calavo Growers, Inc. [19]

10.1	Form of Marketing Agreement for Calavo Growers, Inc.[7]

10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]

10.3	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]

10.4	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

10.5	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[3]

10.7	Term Loan Agreement dated April 9, 2008 (effective date May 1, 2008) between Farm Credit West, PCA, and Calavo Growers, Inc. [8]

10.8	2005 Stock Incentive Plan Of Calavo Growers, Inc.[9]

10.9	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.10	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.11	2001 Stock Option Plan for Directors.[10]

10.12	2001 Stock Purchase Plan for Officers and Employees.[10]

10.13	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated October 15, 2007[11]

10.14	First Amendment Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated August 28, 2008[12]

10.15	Form of Stock Option Agreement[13]

10.16	Amendment No. 2 to Loan Agreement dated as of July 31, 2009 between Calavo Growers, Inc. and Bank of America, N.A. [14]

10.17	Amendment to Term Loan Agreement between Farm Credit West, PCA, and Calavo Growers, Inc [15]

10.18	Amendment No. 3 to Loan Agreement dated February 9, 2010 between Bank of America, N.A. and Calavo Growers, Inc. [16]

10.19	2011 Management Incentive Plan of Calavo Growers, Inc. [17]

10.20	Retention Bonus Agreement between Lecil E. Cole and Calavo Growers, Inc. [18]

10.21	Term Revolving Credit Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011. [21]

10.22	Term Loan Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011. [21]

10.23	Amendment to Term Revolving Credit Agreement between FCW and Calavo Growers, Inc. dated May 31, 2011. [22]

10.24	Amendment No. 4 to Loan Agreement dated as of September 30, 2011 between Calavo Growers, Inc. and Bank of America, N.A. [23]

10.25	Amendment No. 2 to Term Revolving Credit Agreement dated October 31, 2011 between Farm Credit West, PCA and Calavo Growers, Inc. [24]

10.26	Amendment No. 2 to Term Loan Agreement dated October 31, 2011 between Farm Credit West, PCA and Calavo Growers, Inc. [24]

10.27	Amendment No. 2 to Promissory Note dated October 31, 2011 between Farm Credit West, PCA and Calavo Growers, Inc. [24]

21.1	Subsidiaries of Calavo Growers, Inc. [1]

23.1	Consent of Ernst & Young LLP. *

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *

32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *

101	The following financial information from the Annual Report on Form 10-K of Calavo Growers, Inc. for the year ended October 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of October 31, 2011, and 2010; (2) Consolidated Statements of Income for the years ended October 31, 2011, 2010 and 2009; (3) Consolidated Statements of Comprehensive Income for the years ended October 31, 2011, 2010, and 2009; (4) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2011, 2010, and 2009; (5) Consolidated Statements of Cash Flows for the years ended October 31, 2011, 2010 and 2009; and (6) Notes to Financial Statements. **

*	Filed with this Annual Report on Form 10-K.
**	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101(a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.
1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.
2	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
3	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
4	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
5	Previously filed on February 8, 2010 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
6	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.
7	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
8	Previously filed on May 8, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
9	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.
10	Previously filed on December 18, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-75378, and incorporated herein by reference.

11	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
12	Previously filed on January 27, 2009 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.
13	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
14	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
15	Previously filed on January 11, 2010 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
16	Previously filed on March 11, 2010 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
17	Previously filed on January 14, 2011 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
18	Previously filed on March 2, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
19	Previously filed on March 30, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
20	Previously filed on January 10, 2012 as an exhibit to the Registrant’s Report on Form 8-K/A and incorporated herein by reference.
21	Previously filed on June 15, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
22	Previously filed on September 9, 2011 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
23	Previously filed on October 6, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
24	Previously filed on November 14, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.