Form 10-Q
period 2012-01-31
CALAVO GROWERS INC
filed 2012-03-09
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-33385

CALAVO GROWERS, INC.

(Exact name of registrant as specified in its charter)

California	33-0945304
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Registrant’s number of shares of common stock outstanding as of January 31, 2012 was 14,787,433.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo Growers, Inc. and its consolidated subsidiaries (Calavo, the Company, we, us or our) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, margins, expenses, earnings, earnings per share, tax provisions, cash flows, currency exchange rates, the impact of acquisitions or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic trends and events; the competitive pressures faced by Calavo’s businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs; integration and other risks associated with business combinations; the hiring and retention of key employees; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including, but not limited to, the items discussed in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, and those detailed from time to time in our other filings with the Securities and Exchange Commission. Calavo assumes no obligation and does not intend to update these forward-looking statements.

CALAVO GROWERS, INC.

INDEX

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Condensed Balance Sheets – January 31, 2012 and October 31, 2011	4

	Consolidated Condensed Statements of Income – Three Months Ended January 31, 2012 and 2011	5

	Consolidated Condensed Statements of Comprehensive Income – Three Months Ended January 31, 2012 and 2011	6

	Consolidated Condensed Statements of Cash Flows – Three Months Ended January 31, 2012 and 2011	7

	Notes to Consolidated Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 6.	Exhibits	21

	Signatures	22

EX-10.1	Retention Bonus Agreement, dated January 26, 2012 by and between Calavo Growers, Inc. and Lecil E. Cole
EX-10.2	Form of Restricted Stock Award Agreement, dated January 26, 2012
EX-31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX-31.2	Certification of Principal Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EX-32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report.
EX-101	XBRL Instance Document
EX-101	XBRL Schema Document
EX-101	XBRL Calculation Linkbase Document
EX-101	XBRL Labels Linkbase Document
EX-101	XBRL Presentation Linkbase Document
EX-101	XBRL Definition Linkbase Document

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands)

	January 31,	October 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$3,595	$2,774
Accounts receivable, net of allowances of $2,289 (2012) and $2,285 (2011)	39,693	36,101
Inventories, net	20,785	17,787
Prepaid expenses and other current assets	6,519	6,220
Advances to suppliers	3,617	3,349
Income taxes receivable	1,609	3,111
Deferred income taxes	2,136	2,136

Total current assets	77,954	71,478
Property, plant, and equipment, net	47,696	47,091
Investment in Limoneira Company	31,080	29,991
Investment in unconsolidated entities	2,329	2,292
Goodwill	18,349	18,349
Other assets	15,676	16,122

	$193,084	$185,323

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$4,389	$5,082
Trade accounts payable	7,743	7,038
Accrued expenses	21,297	19,285
Short-term borrowings	28,760	17,860
Dividend payable	—	8,123
Current portion of long-term obligations	5,460	5,448

Total current liabilities	67,649	62,836
Long-term liabilities:
Long-term obligations, less current portion	17,074	18,244
Deferred income taxes	8,427	8,002

Total long-term liabilities	25,501	26,246
Commitments and contingencies:
Noncontrolling interest	434	461
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,787 (2012) and 14,770 (2011) issued and outstanding	14	14
Additional paid-in capital	50,307	49,929
Accumulated other comprehensive income	4,599	3,935
Retained earnings	44,580	41,902

Total shareholders’ equity	99,500	95,780

	$193,084	$185,323

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended January 31,
	2012	2011
Net sales	$117,394	$91,319
Cost of sales	105,349	82,650

Gross margin	12,045	8,669
Selling, general and administrative	7,637	5,015

Operating income	4,408	3,654
Interest expense	(298)	(204)
Other income, net	237	226

Income before provision for income taxes	4,347	3,676
Provision for income taxes	1,695	1,386

Net income	2,652	2,290
Add: Net loss attributable to noncontrolling interest	27	21

Net income attributable to Calavo Growers, Inc.	$2,679	$2,311

Calavo Growers, Inc.’s net income per share:
Basic	$0.18	$0.16

Diluted	$0.18	$0.16

Number of shares used in per share computation:
Basic	14,772	14,723

Diluted	14,789	14,736

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended January 31,
	2012	2011
Net income	$2,652	$2,290

Other comprehensive income, before tax:
Unrealized investment holding gains arising during period	1,089	3,907
Income tax expense related to items of other comprehensive income	(425)	(1,446)

Other comprehensive income, net of tax	664	2,461

Comprehensive income	3,316	4,751
Add: Net loss attributable to noncontrolling interest	27	21

Comprehensive income – Calavo Growers, Inc.	$3,343	$4,772

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended January 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$2,652	$2,290
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,380	927
Provision for losses on accounts receivable	5	3
Income from unconsolidated entities	(128)	(119)
Interest on contingent consideration	31	18
Revalue adjustment on contingent consideration	118	—
Stock compensation expense	66	16
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(3,597)	(4,964)
Inventories, net	(2,998)	(890)
Prepaid expenses and other current assets	(299)	460
Advances to suppliers	(268)	1,230
Income taxes receivable	1,597	(581)
Other assets	11	—
Payable to growers	(693)	(7,196)
Trade accounts payable and accrued expenses	2,541	1,086

Net cash provided by (used in) operating activities	418	(7,720)
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(1,523)	(1,114)
Distribution from unconsolidated entity	91	34

Net cash used in investing activities	(1,432)	(1,080)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(8,124)	(8,099)
Proceeds from revolving credit facilities, net	10,900	16,590
Payments on long-term obligations	(1,158)	(17)
Exercise of stock options	217	198

Net cash provided by financing activities	1,835	8,672

Net increase (decrease) in cash and cash equivalents	821	(128)
Cash and cash equivalents, beginning of period	2,774	1,064

Cash and cash equivalents, end of period	$3,595	$936

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$95	$42

Construction in progress included in trade accounts payable	$27	$—

Unrealized investment holding gains	$1,089	$3,907

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

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

Recently Adopted Accounting Pronouncements

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

In December 2011, the FASB issued guidance to defer the effective date for those aspects relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of this standard will only impact the presentation of our consolidated financial statements and will have no impact on the reported results.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

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

	Three months ended January 31, 2012			Three months ended January 31, 2011
	Fresh products	Calavo Foods(1)	Total	Fresh products	Calavo Foods	Total
Third-party sales:
Avocados	$64,120	$—	$64,120	$69,648	$—	$69,648
Papayas	3,493	—	3,493	3,417	—	3,417
Tomatoes	2,200	—	2,200	6,917	—	6,917
Pineapples	1,253	—	1,253	1	—	1
Other Fresh products	284	—	284	913	—	913
Calavo Foods — food service	—	8,406	8,406	—	8,478	8,478
Calavo Foods — retail and club(1)	—	40,124	40,124	—	4,209	4,209

Total gross sales	71,350	48,530	119,880	80,896	12,687	93,583
Less sales incentives	(214)	(2,272)	(2,486)	(240)	(2,024)	(2,264)

Net sales	$71,136	$46,258	$117,394	$80,656	$10,663	$91,319

(1)	Three months ended January 31, 2012, includes net sales of $35.0 million related to Renaissance Food Group, LLC (RFG).

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

	Fresh products	Calavo Foods(1)	Total
	(All amounts are presented in thousands)
Three months ended January 31, 2012
Net sales	$71,136	$46,258	$117,394
Cost of sales	65,024	40,325	105,349

Gross margin	$6,112	$5,933	$12,045

Three months ended January 31, 2011
Net sales	$80,656	$10,663	$91,319
Cost of sales	74,538	8,112	82,650

Gross margin	$6,118	$2,551	$8,669

(1)	Three months ended January 31, 2012, includes net sales and gross margins of $35.0 million and $2.5 million related to RFG.

For the three months ended January 31, 2012 and 2011, inter-segment sales and cost of sales for Fresh products totaling $5.0 million and $4.3 million were eliminated in consolidation. For three months ended January 31, 2012 and 2011, inter-segment sales and cost of sales for Calavo Foods totaling $2.9 million were eliminated in consolidation.

3.	Inventories

Inventories consist of the following (in thousands):

	January 31, 2012	October 31, 2011
Fresh fruit	$7,243	$6,588
Packing supplies and ingredients	7,774	5,610
Finished prepared foods	5,768	5,589

	$20,785	$17,787

During the three months ended January 31, 2012 and 2011, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.

4.	Related party transactions

Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended January 31, 2012 and 2011, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.3 million and $1.5 million. Accounts payable to these Board members were $0.3 million and $0.1 million at January 31, 2012 and October 31, 2011.

During the first quarter of fiscal 2012 and 2011, we received $0.1 million as dividend income from Limoneira.

The three previous owners and current executives of RFG have a majority ownership of certain entities that provide various services to RFG. RFG’s California operating facility leases a building from LIG partners, LLC (LIG) pursuant to an operating lease. LIG is majority owned by an entity owned by such three executives of RFG. For the period ended January 31, 2012, total rent paid to LIG was $0.1 million. Additionally, RFG sells cut produce and purchases raw materials, obtains transportation services, and shares costs for certain utilities with Third Coast Fresh Distribution (Third Coast). Third Coast is majority owned by an entity owned by such three executives of RFG. For the period ended January 31, 2012, total sales made to Third Coast were $0.8 million. For the period

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

ended January 31, 2012, total purchases made from Third Coast were $0.4 million. Amounts due from Third Coast were $0.5 million and $0.3 million at January 31, 2012 and October 31, 2011. Amounts due to Third Coast were $0.2 million at January 31, 2012 and October 31, 2011.

5.	Other assets

Other assets consist of the following (in thousands):

	January 31, 2012	October 31, 2011
Intangibles, net	$10,410	$10,771
Grower advances	1,457	1,531
Loan to Agricola Belher	3,380	3,380
Other	429	440

	$15,676	$16,122

Intangible assets consist of the following (in thousands):

			January 31, 2012			October 31, 2011
	Weighted- Average Useful Life	Gross Carrying Value	Accum. Amortization	Net Book Value	Gross Carrying Value	Accum. Amortization	Net Book Value
Customer list/relationships	8.0 years	$7,640	$(686)	$6,954	$7,640	$(445)	$7,195
Trade names	8.4 years	3,009	(1,276)	1,733	3,009	(1,207)	1,802
Trade secrets/recipes	12.0 years	1,520	(246)	1,274	1,520	(205)	1,315
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(93)	174	267	(83)	184

Intangibles, net		$12,711	$(2,301)	$10,410	$12,711	$(1,940)	$10,771

We anticipate recording amortization expense of approximately $1.1 million for the remainder of fiscal 2012, with $1.4 million of amortization expense for each of the fiscal years 2013 through 2015. We anticipate recording amortization expense of approximately $1.3 million for fiscal year 2016. The remainder of approximately $3.5 million will be amortized over fiscal years 2017 through 2023.

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

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2011	72	$13.75	—
Exercised	(18)	$14.58	—

Outstanding at January 31, 2012	54	$14.23	$1,482

Exercisable at January 31, 2012	19	$19.83	$523

At January 31, 2012, outstanding stock options had a weighted-average remaining contractual term of 5.4 years. At January 31, 2012, exercisable stock options had a weighted-average remaining contractual term of 4.1 years. The total recognized stock-based compensation expense was insignificant for the three months ended January 31, 2012.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2011	65	$21.82	—
Outstanding at January 31, 2012	65	$21.82	$353

Exercisable at January 31, 2012	—	$—	$—

At January 31, 2012, outstanding stock options had a weighted-average remaining contractual term of 1.3 years. The total recognized stock-based compensation expense was $0.1 million for the three months ended January 31, 2012.

At January 26, 2012, all 12 of our non-employee directors were granted 1,000 restricted shares each (total of 12,000 shares). These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $27.68. On January 1, 2013, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable. These shares were granted pursuant to our 2011 Management Incentive Plan.

7.	Other events

Dividend payment

On December 12, 2011, we paid a $0.55 per share dividend in the aggregate amount of $8.1 million to shareholders of record on December 2, 2011.

Contingencies

Hacienda Suits – There have been no material changes to the examinations by the Mexican tax authorities (Hacienda) from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2011. See Note 8 on Form 10-K for our fiscal year ended October 31, 2011.

From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

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

The following table sets forth our financial assets and liabilities as of January 31, 2012 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$31,080	—	—	$31,080

Total assets at fair value	$31,080	$—	$—	$31,080

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at January 31, 2012 and October 31, 2011 equaled $17.98 per share and $17.35 per share. Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding gains arising during the quarter ended January 31, 2012 and 2011 were $1.1 million and $3.9 million.

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Liabilities at fair value:
Salsa Lisa contingent consideration(2)	—	—	$992	$992
RFG contingent consideration(2)	—	—	$1,787	$1,787

Total liabilities at fair value	$—	$—	$2,779	$2,779

(2)	Each period we revalue the contingent consideration obligations to their fair value and record increases or decreases in the fair value into selling, general and administrative expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given period. Total net increase to the contingent considerations during the quarter ended January 31, 2012 totaled $0.1 million.

The following is a reconciliation of the beginning and ending amounts of the contingent consideration for Salsa Lisa and RFG:

	Balance at October 31, 2011	Interest	Revalue Adjustment	Balance January 31, 2012
	(All amounts are presented in thousands)
Salsa Lisa contingent consideration	$978	$14	$—	$992
RFG contingent consideration	1,652	17	118	1,787

Total	$2,630	$31	$118	$2,779

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

9.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to the Salsa Lisa acquisition disclosed on our Form10-K for our fiscal year ended October 31, 2011 (in thousands):

	Three months ended January 31, 2012	Three months ended January 31, 2011
Noncontrolling interest, beginning	$461	$575
Net loss attributable to noncontrolling interest	(27)	(21)

Noncontrolling interest, ending	$434	$554

10.	Subsequent events

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

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended October 31, 2011 of Calavo Growers, Inc. (we, Calavo, or the Company).

Recent Developments

Dividend payment

On December 12, 2011, we paid a $0.55 per share dividend in the aggregate amount of $8.1 million to shareholders of record on December 2, 2011.

Contingencies

Hacienda Suits — There have been no material changes to the examinations by the Mexican tax authorities (Hacienda) from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2011. See Note 8 on Form 10-K for our fiscal year ended October 31, 2011.

From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Net Sales

The following table summarizes our net sales by business segment for each of the three-month periods ended January 31, 2012 and 2011:

	Three months ended January 31,
(in thousands)	2012	Change	2011
Net sales to third-parties:
Fresh products	$71,136	(11.8)%	$80,656
Calavo Foods(1)	46,258	333.8%	10,663

Total net sales	$117,394	28.6%	$91,319

As a percentage of net sales:
Fresh products	60.6%		88.3%
Calavo Foods	39.4%		11.7%

	100.0%		100.0%

(1)	Three months ended January 31, 2012, includes net sales of $35.0 million related to Renaissance Food Group, LLC (RFG).

Net sales for the first quarter of fiscal 2012, compared to fiscal 2011, increased by $26.1 million, or 28.6%. The increase in sales, when compared to the same corresponding prior year period, is primarily related to the sales of Renaissance Food Group, LLC (RFG), which was acquired on June 1, 2011. Not considering RFG, which is included in our Calavo Foods segment, we experienced a decrease in Fresh product sales during the first quarter of fiscal 2012, which was due primarily to decreased sales of California sourced avocados, as well as tomatoes. Partially offsetting this decrease in Fresh product sales, however, was an increase in sales of Mexican sourced avocados. While the procurement of fresh avocados related to our Fresh products segment is very seasonal, our Calavo Foods business is generally not subject to a seasonal effect.

Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Net sales delivered by the Fresh products business decreased by approximately $9.5 million, or 11.8%, for the first quarter of fiscal 2012, when compared to the same period for fiscal 2011. As discussed above, this decrease in Fresh product sales during the first quarter of fiscal 2012 was primarily related to decreased sales of California sourced avocados and tomatoes. These decreases were partially offset, however, by increased sales from Mexican sourced avocados. See details below.

Sales of California sourced avocados decreased $12.6 million, or 95.2%, for the first quarter of 2012, when compared to the same prior year period. The decrease in California sourced avocados was due to a combination of a decrease in pounds sold and a decrease in the sales price per carton. California sourced avocados sales reflect a decrease in 11.3 million pounds of avocados sold or 94.5%, when compared to the same prior year period. We attribute most of this decrease in volume to the large California avocado crop in 2010, which contributed to significant deliveries in November 2010. In addition, the sales price per carton decreased by approximately 12.7%. We attribute this decrease primarily to a higher overall volume of avocados in the marketplace.

Sales of tomatoes decreased $4.7 million, or 68.2%, for the first quarter of fiscal 2012, when compared to the same period for fiscal 2011. The decrease in sales for tomatoes is primarily due to a combination of a decrease in the number of cartons sold and a decrease in the sales price per carton. Warmer than expected weather was experienced in both Florida’s and Mexico’s growing areas during the first fiscal quarter of 2012. This situation delayed the start of harvests and reduced the number of units available in the quarter. We attribute some of the decrease in the per carton selling price to the higher volume of tomatoes in the U.S. marketplace, due primarily to cold weather which reduced supplies and delayed harvests in prior year.

Partially offsetting such decreases was an increase in sales of Mexican sourced avocados, which increased $6.0 million, or 11.3% for the first quarter of 2012, when compared to the same prior year period. The increase in Mexican sourced avocados was due to an increase in pounds sold. Mexican sourced avocados sales reflect an increase in 8.2 million pounds of avocados sold, or 17.1%, when compared to the same prior year period. We attribute much of this increase in volume to the lack of fruit available from other sources. Partially offsetting this increase, however, was the decrease in the sales price per carton, which decreased by approximately 5.0%. We attribute this decrease primarily to a higher overall volume of avocados in the marketplace.

We anticipate that California avocado sales will experience an increase during our second fiscal quarter of 2012, as compared to the first quarter of 2012. Additionally, we believe that the sales volume of California grown avocados will increase in second quarter of fiscal 2012, when compared to the same prior year period. This increase is due to a larger expected avocado crop.

We anticipate that net sales related to Mexican sourced avocados and tomatoes will increase during our second fiscal quarter of 2012, as compared to the first fiscal quarter of 2012. We anticipate that sales of Mexican grown avocados will decrease in the second quarter of fiscal 2012, when compared to the same prior year period, due to higher volume of avocados in the marketplace, which should decrease overall sales prices. We anticipate that sales of tomatoes will increase in the second quarter of fiscal 2012, when compared to the same prior year period. This increase is due to a larger expected tomato crop.

Calavo Foods

Sales for Calavo Foods for the quarter ended January 31, 2012, when compared to the same period for fiscal 2011, increased $35.6 million, or 333.8%. The significant increase in sales of our Calavo Foods business for the first quarter of fiscal 2012, when compared to the same corresponding prior year period, is due to the addition of RFG, which contributed approximately $35.0 million in the first quarter of fiscal year 2012. In addition to this increase, is the increase in sales of Calavo Salsa Lisa which increased approximately $0.4 million, or 165.3%, in the first quarter of fiscal year 2012, when compared to the same prior year period. This is due to an increase in pounds sold by approximately 137.4%. In addition, sales of our prepared guacamole products increased approximately $0.2 million, or 1.7%. This increase was primarily related to a 15.2% increase in the average net selling price per pound for both our frozen guacamole products and our refrigerated guacamole products (formerly high-pressure), partially offset by a decrease in overall pounds sold by 11.8%.

Gross Margins

The following table summarizes our gross margins and gross profit percentages by business segment for each of the three-month periods ended January 31, 2012 and 2011:

	Three months ended January 31,
(in thousands)	2012	Change	2011
Gross margins:
Fresh products	$6,112	(0.1)%	$6,118
Calavo Foods(1)	5,933	132.6%	2,551

Total gross margins	$12,045	38.9%	$8,669

Gross profit percentages:
Fresh products	8.6%		7.6%
Calavo Foods	12.8%		23.9%
Consolidated	10.3%		9.5%

(1)	Three months ended January 31, 2012, includes the gross margin of RFG of $2.5 million.

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $3.4 million, or 38.9%, for the first quarter of fiscal 2012 when compared to the same period for fiscal 2011. This increase was primarily attributable to increases in our Calavo Foods segment.

During our first fiscal quarter of 2012, as compared to the same prior year period, the increase in our Fresh products segment gross margin percentage was primarily related to a decrease in fruit costs for Mexican sourced avocados, as well as a decrease in operating costs related to our Mexican operations. These decreases are primarily related to the larger Mexican avocado crop, as well as the strengthening of the U.S. Dollar compared to the Mexican Peso. During our first fiscal quarter of 2012, when compared to the prior year period, we experienced an increase in the volume of Mexican sourced avocados sold by 8.2 million pounds, or 17.1%. All together, these had the effect of decreasing our per pound costs, which, as a result, positively impacted gross margins. These decreases were partially offset by a decrease in per carton sales prices for Mexican avocados of 5.0%. Partially offsetting the increase in the gross margin percentage for Fresh products, was the higher costs per pound for California sourced avocados. The significantly lower volume of California sourced avocados in the first quarter of fiscal 2012, when compared to the same prior year period, significantly increased our per pound costs, which, negatively impacted gross margins. As discussed above, we attribute most of this decrease in volume to the large California avocado crop in 2010 which contributed to significant deliveries in November 2010.

The increase in gross margin dollars for the Calavo Foods segment was due partially to the addition of RFG, which contributed approximately $2.5 million for the first quarter of fiscal 2012. This addition, however, decreased the Calavo Foods gross margin percentage. The gross margin percentage for Calavo Foods, without RFG, would have been 30.2%. Not considering RFG, our prepared guacamole products’ gross margin increased $1.1 million, or 48.7%. This increase in gross margins was due to lower operating costs, as well as the strengthening of the U.S. Dollar compared to the Mexican Peso. We anticipate that the gross profit percentage for our Calavo Foods segment will continue to experience significant fluctuations during this fiscal year primarily due to the uncertainty of the cost of fruit that will be used in the production process. Additionally, any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh product and Calavo Foods segments.

Selling, General and Administrative

	Three months ended January 31,
(in thousands)	2012	Change	2011
Selling, general and administrative	$7,637	52.3%	$5,015
Percentage of net sales	6.5%		5.5%

(1)	Three months ended January 31, 2012, includes the selling, general and administrative costs of $1.9 million related to RFG.

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $2.6 million, or 52.3%, for the three months ended January 31, 2012, when compared to the same period for fiscal 2011. This increase was primarily related to the acquisition of RFG which contributed $1.9 million in selling, general and administrative expenses for the three months ended January 31, 2012. The remaining increase of $0.7 million is due to higher corporate costs, including, but not limited to, management bonuses (totaling approximately $0.2 million), data processing (totaling approximately $0.1 million), maintenance and repairs (totaling approximately $0.1 million), promotions and advertising (totaling approximately $0.1 million), contingent consideration related to the acquisition of RFG (totaling approximately $0.1 million, see Note 8 of the unaudited consolidated condensed financial statements) and salaried employees payroll expense (totaling approximately $0.1 million).

Provision for Income Taxes

	Three months ended January 31,
(in thousands)	2012	Change	2011
Provision for income taxes	$1,695	22.3%	$1,386
Percentage of income before provision for income taxes	39.0%		37.7%

For the first three months of fiscal 2012, our provision for income taxes was $1.7 million, as compared to $1.4 million for the comparable prior year period. We expect our effective tax rate to be approximately 39% during fiscal 2012.

Liquidity and Capital Resources

Cash provided by operating activities was $0.4 million for the three months ended January 31, 2012, compared to $7.7 million used in operations for the similar period in fiscal 2011. Operating cash flows for the three months ended January 31, 2012 reflect our net income of $2.7 million, net non-cash charges (depreciation and amortization, stock compensation expense, interest on deferred consideration, and income from unconsolidated entities) of $1.4 million and net of cash used in the components of our operating capital of approximately $3.7 million.

Cash used in operations caused by working capital changes, when compared to October 31, 2011, includes a net increase in accounts receivable of $3.6 million, an increase in inventory of $3.0 million, a net decrease in payable to growers of $0.7 million, an increase in prepaid expenses and other current assets of $0.3 million, and an increase in advances to suppliers of $0.3 million, partially offset by, an increase in trade accounts payable and accrued expenses of $2.6 million and a decrease in income tax receivable of $1.6 million.

The increase in our accounts receivable, as of January 31, 2012, when compared to October 31, 2011, primarily reflects higher sales recorded in the month of January 2012, as compared to October 2011. The increase in inventory is primarily related to an increase in the fresh fruit on hand at January 31, 2012. This was primarily driven by more fruit being delivered for Mexican sourced avocados in the month of January 2012 as compared to October 2011. The decrease in our payable to growers primarily reflects a decrease in California fruit delivered in the month of January 2012, as compared to October 31, 2011. The increase in accounts payable and accrued expenses is primarily related to an increase in our payables related to tomatoes and Mexican avocados. The decrease in income tax receivable primarily relates to income from operations for the three months ended January 31, 2012.

Cash used in investing activities was $1.4 million for the three months ended January 31, 2012 and related principally to the purchase of property, plant and equipment items.

Cash provided by financing activities was $1.8 million for the three months ended January 31, 2012, which related principally to borrowings on our credit facilities totaling $10.9 million, and exercises of stock options of $0.2 million, partially offset by the payment of our $8.1 million dividend and payments on long-term obligations if $1.2 million.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of January 31, 2012 and October 31, 2011 totaled $3.6 million and $2.8 million. Our working capital at January 31, 2012 was $10.3 million, compared to $8.6 million at October 31, 2011.

We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. expire in February 2016. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.8% and 1.6% at January 31, 2012 and October 31, 2011. Under these credit facilities, we had $28.8 million and $17.9 million outstanding as January 31, 2012 and October 31, 2011. These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined). We were in compliance with all such covenants at January 31, 2012.

Contractual Obligations

There have been no material changes to our contractual commitments from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2011. For a summary of the contractual commitments at October 31, 2011, see Part II, Item 7, in our 2011 Annual Report on Form 10-K.

Impact of Recently Issued Accounting Pronouncements

See footnote 1 to the unaudited consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2012.

(All amounts in thousands)	Expected maturity date January 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$3,595	$—	$—	$—	$—	$—	$3,595	$3,595
Accounts receivable (1)	39,693	—	—	—	—	—	39,693	39,693
Advances to suppliers (1)	3,617	—	—	—	—	—	3,617	3,617

Liabilities
Payable to growers (1)	$4,389	$—	$—	$—	$—	$—	$4,389	$4,389
Accounts payable (1)	7,743	—	—	—	—	—	7,743	7,743
Current borrowings pursuant to credit facilities (1)	28,760	—	—	—	—	—	28,760	28,760
Fixed-rate long-term obligations (2)	5,460	5,384	5,264	4,732	1,222	472	22,534	22,306

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.
(2)	Fixed-rate long-term obligations bear interest rates ranging from 1.8% to 5.7% with a weighted-average interest rate of 3.1%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $550,000.

Except for the buyout option for Calavo Salsa Lisa, LLC, as mentioned on Note 16 on Form 10-K for our fiscal year ended October 31, 2011, we were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. We do not anticipate using derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates during fiscal 2012. Total foreign currency gains for the three months ended January 31, 2012, and 2011, net of losses, was less than $0.1 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results of operations.

ITEM 6. EXHIBITS

10.1	Retention Bonus Agreement, dated January 26, 2012, by and between Calavo Growers, Inc. and Lecile E. Cole[1]

10.2	Form of Restricted Stock Award Agreement, dated January 26, 2012.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January, 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of January 31, 2012 and October 31, 2011; (2) Consolidated Condensed Statements of Income for the three months ended January 31, 2012 and 2011; (3) Consolidated Condensed Statements of Comprehensive Income for the three ended January 31, 2012 and 2011; (4) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2012 and 2011; and (5) Notes to Unaudited Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.
1	- Previously filed on January 30, 2012 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: March 9, 2012	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 9, 2012	By	/s/ Arthur J. Bruno
Arthur J. Bruno
Chief Operating Officer, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Retention Bonus Agreement, dated January 26, 2012, by and between Calavo Growers, Inc. and Lecil E. Cole[1]

10.2	Form of Restricted Stock Award Agreement, dated January 26, 2012.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January, 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of January 31, 2012 and October 31, 2011; (2) Consolidated Condensed Statements of Income for the three months ended January 31, 2012 and 2011; (3) Consolidated Condensed Statements of Comprehensive Income for the three ended January 31, 2012 and 2011; (4) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2012 and 2011; and (5) Notes to Unaudited Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.
1	- Previously filed on January 30, 2012 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.