Form 10-Q
period 2012-04-30
CALAVO GROWERS INC
filed 2012-06-11
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Registrant’s number of shares of common stock outstanding as of April 30, 2012 was 14,787,433

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

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	April 30,	October 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$4,682	$2,774
Accounts receivable, net of allowances of $2,718 (2012) and $2,285 (2011)	51,512	36,101
Inventories, net	25,032	17,787
Prepaid expenses and other current assets	6,797	6,220
Advances to suppliers	1,342	3,349
Income taxes receivable	—	3,111
Deferred income taxes	2,136	2,136

Total current assets	91,501	71,478
Property, plant, and equipment, net	48,606	47,091
Investment in Limoneira Company	29,057	29,991
Investment in unconsolidated entities	2,498	2,292
Goodwill	18,349	18,349
Other assets	15,242	16,122

	$205,253	$185,323

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$12,535	$5,082
Trade accounts payable	9,010	7,038
Accrued expenses	19,367	19,285
Income tax payable	471	—
Short-term borrowings	33,190	17,860
Dividend payable	—	8,123
Current portion of long-term obligations	5,473	5,448

Total current liabilities	80,046	62,836
Long-term liabilities:
Long-term obligations, less current portion	16,189	18,244
Deferred income taxes	7,638	8,002

Total long-term liabilities	23,827	26,246
Commitments and contingencies:
Noncontrolling interest	421	461
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,787 (2012) and 14,770 (2011) issued and outstanding	14	14
Additional paid-in capital	50,451	49,929
Accumulated other comprehensive income	3,366	3,935
Retained earnings	47,128	41,902

Total shareholders’ equity	100,959	95,780

	$205,253	$185,323

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended April 30,		Six months ended April 30,
	2012	2011	2012	2011

Net sales	$138,992	$118,720	$256,386	$210,039
Cost of sales	124,297	109,386	229,789	192,175

Gross margin	14,695	9,334	26,597	17,864
Selling, general and administrative	7,618	5,549	15,112	10,425

Operating income	7,077	3,785	11,485	7,439
Interest expense	(311)	(235)	(609)	(439)
Other income, net	469	458	706	684

Income before provision for income taxes	7,235	4,008	11,582	7,684
Provision for income taxes	4,700	1,634	6,395	3,020

Net income	2,535	2,374	5,187	4,664
Add: Net loss – noncontrolling interest	13	30	40	51

Net income attributable to Calavo Growers, Inc.	$2,548	$2,404	$5,227	$4,715

Calavo Growers, Inc.’s net income per share:
Basic	$0.17	$0.16	$0.35	$0.32

Diluted	$0.17	$0.16	$0.35	$0.32

Number of shares used in per share computation:
Basic	14,787	14,726	14,779	14,724

Diluted	14,802	14,734	14,792	14,731

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended April 30,		Six months ended April 30,
	2012	2011	2012	2011

Net income	$2,535	$2,374	$5,187	$4,664

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	(2,022)	(847)	(933)	3,060
Income tax benefit (expense) related to items of other comprehensive income (loss)	789	330	364	(1,116)

Other comprehensive income (loss), net of tax	(1,233)	(517)	(569)	1,944

Comprehensive income	1,302	1,857	4,618	6,608

Add: Net loss – noncontrolling interest	13	30	40	51

Comprehensive income – Calavo Growers, Inc.	$1,315	$1,887	$4,658	$6,659

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended April 30,
	2012	2011

Cash Flows from Operating Activities:
Net income	$5,187	$4,664
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,780	1,839
Provision for losses on accounts receivable	5	3
Income from unconsolidated entities	(347)	(404)
Interest on contingent consideration	62	35
Revalue adjustment on contingent consideration	171	—
Stock-based compensation expense	210	66
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(15,416)	(9,361)
Inventories, net	(7,245)	(6,989)
Prepaid expenses and other current assets	(577)	2,995
Advances to suppliers	2,007	927
Income taxes receivable	3,206	(44)
Other assets	106	(2)
Payable to growers	7,453	4,084
Income taxes payable	471	—
Trade accounts payable and accrued expenses	1,795	(3,155)

Net cash used in operating activities	(132)	(5,342)
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(3,494)	(2,806)
Distributions from unconsolidated entity	141	164

Net cash used in investing activities	(3,353)	(2,642)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(8,124)	(8,099)
Proceeds on revolving credit facilities, net	15,330	16,210
Payments on long-term obligations	(2,030)	(34)
Exercise of stock options	217	213

Net cash provided by financing activities	5,393	8,290

Net increase in cash and cash equivalents	1,908	306
Cash and cash equivalents, beginning of period	2,774	1,064

Cash and cash equivalents, end of period	$4,682	$1,370

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$95	$42

Collection for Beltran Infrastructure Advance	$—	$1,225

Unrealized investment holding gains (losses)	$(933)	$3,060

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

During the second quarter of 2012, we increased the number of our reportable segments. Renaissance Food Group, LLC (RFG), which was previously included in our Calavo Foods segment, has now been separated as a segment of its own. Accordingly, we now have three reportable operating segments, (1) Fresh products, (2) Calavo Foods, and (3) RFG. Segment results of the prior period have been reclassified to reflect these changes. Beginning with the second quarter of 2012, our Chief Executive Officer reviews our business as having three reportable segments. The change in segments was made as RFG ceased having similar economic characteristics to products included in our Calavo Foods segment.

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

2.    Information regarding our operations in different segments

As discussed in footnote 1, we now report our operations in three different business segments: (1) Fresh products, (2) Calavo Foods, and (3) RFG. These three business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. The Fresh products segment includes all operations that involve the distribution of avocados and other fresh produce products. The Calavo Foods segment represents all operations related to the purchase, manufacturing, and distribution of prepared products, including guacamole, tortilla chips and salsa. The RFG segment represents all operations related to the manufacturing and distribution of fresh-cut fruit, ready-to-eat vegetables, recipe-ready vegetables and deli meat products. Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate. We do not allocate assets, or specifically identify them to, our operating segments. The following table sets forth sales by product category, by segment (in thousands):

	Six months ended April 30, 2012				Six months ended April 30, 2011
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$141,078	$—	$—	$141,078	$160,293	$—	$—	$160,293
Tomatoes	11,146	—	—	11,146	20,112	—	—	20,112
Papayas	6,635	—	—	6,635	6,388	—	—	6,388
Pineapples	3,217	—	—	3,217	594	—	—	594
Other fresh products	1,193	—	—	1,193	1,506	—	—	1,506
Food service	—	17,322	—	17,322	—	17,790	—	17,790
Retail and club	—	9,767	71,037	80,804	—	8,154	—	8,154

Total gross sales	163,269	27,089	71,037	261,395	188,893	25,944	—	214,837
Less sales incentives	(401)	(4,608)	—	(5,009)	(587)	(4,211)	—	(4,798)

Net sales	$162,868	$22,481	$71,037	$256,386	$188,306	$21,733	$—	$210,039

	Three months ended April 30, 2012				Three months ended April 30, 2011
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$76,958	$—	$—	$76,958	$90,645	$—	$—	$90,645
Tomatoes	8,946	—	—	8,946	13,195	—	—	13,195
Papayas	3,142	—	—	3,142	2,971	—	—	2,971
Pineapples	1,964	—	—	1,964	593	—	—	593
Other fresh products	909	—	—	909	593	—	—	593
Food service	—	8,916	—	8,916	—	9,312	—	9,312
Retail and club	—	4,622	36,058	40,680	—	3,945	—	3,945

Total gross sales	91,919	13,538	36,058	141,515	107,997	13,257	—	121,254
Less sales incentives	(187)	(2,336)	—	(2,523)	(347)	(2,187)	—	(2,534)

Net sales	$91,732	$11,202	$36,058	$138,992	$107,650	$11,070	$—	$118,720

	Fresh products	Calavo Foods	RFG	Total
	(All amounts are presented in thousands)
Six months ended April 30, 2012
Net sales	$162,868	$22,481	$71,037	$256,386
Cost of sales	148,934	15,154	65,701	229,789

Gross margin	$13,934	$7,327	$5,336	$26,597

Six months ended April 30, 2011
Net sales	$188,306	$21,733	$—	$210,039
Cost of sales	174,784	17,391	—	192,175

Gross margin	$13,522	$4,342	$—	$17,864

For the six months ended April 30, 2012 and 2011, inter-segment sales and cost of sales for Fresh products totaling $11.3 million and $8.6 million were eliminated. For the six months ended April 30, 2012 and 2011, inter-segment sales and cost of sales for Calavo Foods totaling $5.8 million were eliminated.

	Fresh products	Calavo Foods	RFG	Total
	(All amounts are presented in thousands)
Three months ended April 30, 2012
Net sales	$91,732	$11,202	$36,058	$138,992
Cost of sales	83,767	7,283	33,247	124,297

Gross margin	$7,965	$3,919	$2,811	$14,695

Three months ended April 30, 2011
Net sales	$107,650	$11,070	$—	$118,720
Cost of sales	100,107	9,279	—	109,386

Gross margin	$7,543	$1,791	$—	$9,334

For the three months ended April 30, 2012 and 2011, inter-segment sales and cost of sales for Fresh products totaling $6.3 million and $4.3 million were eliminated. For the three months ended April 30, 2012 and 2011, inter-segment sales and cost of sales for Calavo Foods totaling $2.9 million and $2.8 million were eliminated.

3.    Inventories

Inventories consist of the following (in thousands):

	April 30, 2012	October 31, 2011
Fresh fruit	$9,295	$6,588
Packing supplies and ingredients	9,262	5,610
Finished prepared foods	6,475	5,589

	$25,032	$17,787

During the three and six-month periods ended April 30, 2012 and 2011, we were not required to and did not record any provisions to reduce our inventories to the lower of cost or market.

4.    Related party transactions

Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended April 30, 2012 and 2011, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $1.8 million and $2.0 million. During the six months ended April 30, 2012 and 2011, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $2.1 million and $3.5 million. Amounts payable to these board members were $ 1.1 million and $0.1 million as of April 30, 2012 and October 31, 2011.

During the three and six months ended April 30, 2012 and 2011, we received $0.1 million as dividend income from Limoneira Company.

The three previous owners and current executives of RFG have a majority ownership of certain entities that provide various services to RFG. RFG’s California operating facility leases a building from LIG partners, LLC (LIG) pursuant to an operating lease. LIG is majority owned by an entity owned by such three executives of RFG. For the three months ended April 30, 2012, total rent paid to LIG was $0.1 million. For the six months ended April 30, 2012, total rent paid to LIG was $0.3 million. Additionally, RFG sells cut produce and purchases raw materials, obtains transportation services, and shares costs for certain utilities with Third Coast Fresh Distribution (Third Coast). Third Coast is majority owned by an entity owned by such three executives of RFG. For the three months ended April 30, 2012, total sales made to Third Coast were $0.7 million. For the six months ended April 30, 2012, total sales made to Third Coast were $1.5 million. For the three months April 30, 2012, total purchases made from Third Coast were $0.5 million. For the six months April 30, 2012, total purchases made from Third Coast were $1.0 million. Amounts due from Third Coast were $0.4 million and $0.3 million at April 30, 2012 and October 31, 2011. Amounts due to Third Coast were $0.2 million at April 30, 2012 and October 31, 2011.

5.    Other assets

Other assets consist of the following (in thousands):

	April 30, 2012	October 31, 2011
Intangibles, net	$10,054	$10,771
Grower advances	1,383	1,531
Loan to Agricola Belher	3,380	3,380
Other	425	440

	$15,242	$16,122

Intangible assets consist of the following (in thousands):

		April 30, 2012			October 31, 2011
	Weighted- Average Useful Life	Gross Carrying Value	Accum. Amortization	Net Book Value	Gross Carrying Value	Accum. Amortization	Net Book Value
Customer list/relationships	8.0 years	$7,640	$(926)	$6,714	$7,640	$(445)	$7,195
Trade names	8.4 years	3,009	(1,342)	1,667	3,009	(1,207)	1,802
Trade secrets/recipes	12.0 years	1,520	(286)	1,234	1,520	(205)	1,315
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(103)	164	267	(83)	184

Intangibles, net		$12,711	$(2,657)	$10,054	$12,711	$(1,940)	$10,771

We anticipate recording amortization expense of approximately $0.7 million for the remainder of fiscal 2012, with $1.4 million of amortization expense for each of the fiscal years 2013 through 2015. We anticipate recording amortization expense of approximately $1.3 million for fiscal year 2016. The remainder of approximately $3.5 million will be amortized over fiscal years 2017 through 2023.

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

On January 26, 2012, all 12 of our non-employee directors were granted 1,000 restricted shares each (total of 12,000 shares). These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $27.68. On January 1, 2013, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable. These shares were granted pursuant to our 2011 Management Incentive Plan.

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2011	72	$13.75	—
Exercised	(18)	$14.58	—

Outstanding at April 30, 2012	54	$14.23	$1,562

Exercisable at April 30, 2012	19	$19.83	$551

At April 30, 2012, outstanding stock options had a weighted-average remaining contractual term of 5.2 years. At April 30, 2012, exercisable stock options had a weighted-average remaining contractual term of 3.9 years. The total recognized stock-based compensation expense was insignificant for the three months ended April 30, 2012.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2011	65	$21.82	—
Outstanding at April 30, 2012	65	$21.82	$448

Exercisable at April 30, 2012	55	$21.82	$1,579

At April 30, 2012, outstanding stock options had a weighted-average remaining contractual term of 1.9 years. The total recognized stock-based compensation expense was $0.1 million for the three months ended April 30, 2012, and $0.2 million for the six months ended April 30, 2012.

7.    Other events

Dividend payment

On December 12, 2011, we paid a $0.55 per share dividend in the aggregate amount of $8.1 million to shareholders of record on December 2, 2011.

Contingencies

Hacienda Suits — During the third quarter of fiscal year 2012, we received an update from our outside legal counsel regarding the Hacienda’s examination of the tax year ended December 31, 2004. As previously disclosed, we were awaiting the resolution of two outstanding tax assessments from the Hacienda for which we had previously received unfavorable rulings. The appellate court, via a second resolution, upheld the lower court’s decision on these two remaining items. Management, as well as our outside legal counsel, still believes the company’s position is correct and the final outcome should have been in our favor.

Based on discussions with our outside legal counsel in Mexico, we do not believe it is likely that we will be able to appeal this decision any further (i.e. to the Mexican Supreme Court). The total assessment related to these allegations is estimated to be approximately $1.9 million, which we recorded as income tax expense and income tax payable as of and for the period ended April 30, 2012.

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

The following table sets forth our financial assets and liabilities as of April 30, 2012 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$29,057	—	—	$29,057

Total assets at fair value	$29,057	$—	$—	$29,057

(1)

The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at April 30, 2012 and October 31, 2011 equaled $16.81 per share and $17.35 per share. Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding losses arising during the three months ended April 30, 2012 and 2011 were $2.0 million and $0.8 million. Unrealized investment holding losses arising during the six months ended April 30, 2012 were $0.9 million. Unrealized investment holding gains arising during the six months ended April 30, 2011 were $3.1 million.

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Liabilities at fair value:
Salsa Lisa contingent consideration(2)	—	—	$1,006	$1,006
RFG contingent consideration(2)	—	—	$1,857	$1,857

Total liabilities at fair value	$—	$—	$2,863	$2,863

(2)

Each period we revalue the contingent consideration obligations to their fair value and record increases or decreases in the fair value into selling, general and administrative expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given period. Total net increase to the contingent considerations during the three and six months ended April 30, 2012 totaled $0.1 million and $0.2 million.

The following is a reconciliation of the beginning and ending amounts of the contingent consideration for Salsa Lisa and RFG:

	Balance at October 31, 2011	Interest	Revalue Adjustment	Balance April 30, 2012
	(All amounts are presented in thousands)
Salsa Lisa contingent consideration	$978	$28	$—	$1,006
RFG contingent consideration	1,652	34	171	1,857

Total	$2,630	$62	$171	$2,863

9.    Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to the Salsa Lisa acquisition (in thousands):

	Three months ended April 30, 2012	Three months ended April 30, 2011
Noncontrolling interest, beginning	$434	$554
Net loss attributable to noncontrolling interest	(13)	(30)

Noncontrolling interest, ending	$421	$524

	Six months ended April 30, 2012	Six months ended April 30, 2011
Noncontrolling interest, beginning	$461	$575
Net loss attributable to noncontrolling interest	(40)	(51)

Noncontrolling interest, ending	$421	$524

10.    Subsequent events

We have evaluated subsequent events to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements, except as disclosed in footnote 7.

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

Contingencies

Hacienda Suits — During the third quarter of fiscal year 2012, we received an update from our outside legal counsel regarding the Hacienda’s examination of the tax year ended December 31, 2004. As previously disclosed, we were awaiting the resolution of two outstanding tax assessments from the Hacienda for which we had previously received unfavorable rulings. The appellate court, via a second resolution, upheld the lower court’s decision on these two remaining items. Management, as well as our outside legal counsel, still believes the company’s position is correct and the final outcome should have been in our favor.

Based on discussions with our outside legal counsel in Mexico, we do not believe it is likely that we will be able to appeal this decision any further (i.e. to the Mexican Supreme Court). The total assessment related to these allegations is estimated to be approximately $1.9 million, which we recorded as income tax expense and income tax payable as of and for the period ended April 30, 2012.

From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Net Sales

The following table summarizes our net sales by business segment for each of the three and six-month periods ended April 30, 2012 and 2011:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2012	Change	2011	2012	Change	2011
Net sales to third-parties:
Fresh products	$91,732	(14.8)%	$107,650	$162,868	(13.5)%	$188,306
Calavo Foods	11,202	1.2%	11,070	22,481	3.4%	21,733
RFG	36,058	N/A	—	71,037	N/A	—

Total net sales	$138,992	17.1%	$118,720	$256,386	22.1%	$210,039

As a percentage of net sales:
Fresh products	66.0%		90.7%	63.5%		89.7%
Calavo Foods	8.1%		9.3%	8.8%		10.3%
RFG	25.9%		—	27.7%		—

	100.0%		100.0%	100.0%		100.0%

Net sales for the second quarter of fiscal 2012, compared to fiscal 2011, increased by $20.3 million, or 17.1%. The increase in sales, when compared to the same corresponding prior year period, is primarily related to the sales of RFG, which was acquired on June 1, 2011. Not considering RFG, we experienced a decrease in Fresh product sales during the second quarter of fiscal 2012, which was due primarily to decreased sales of Mexican and California sourced avocados, as well as tomatoes, partially offset by an increase in sales of Chilean sourced avocados and pineapples.

Net sales for the six months ended April 30, 2012, compared to fiscal 2011, increased by $46.3 million, or 22.1%. The increase in sales, when compared to the same corresponding prior year period, is primarily related to the sales of RFG. Not considering RFG, we experienced a decrease in Fresh product sales during the second quarter of fiscal 2012, which was due primarily to decreased sales of Mexican and California sourced avocados, as well as tomatoes, partially offset by an increase in sales of Chilean sourced avocados and pineapples. While the procurement of fresh avocados related to our Fresh products segment is very seasonal, our Calavo Foods business is generally not subject to a seasonal effect.

Fresh products

Second Quarter 2012 vs. Second Quarter 2011

Net sales delivered by the Fresh products business decreased by approximately $15.9 million, or 14.8%, for the second quarter of fiscal 2012, when compared to the same period for fiscal 2011. As discussed above, this decrease in Fresh product sales during the second quarter of fiscal 2012 was primarily related to decreased sales of Mexican and California sourced avocados and tomatoes, partially offset by an increase in sales from Chilean sourced avocados and pineapples. See details below.

Sales of Mexican sourced avocados decreased $15.0 million, or 21.4%, for the second quarter of 2012, when compared to the same prior year period. The decrease in Mexican sourced avocados was due to a decrease in the sales price per carton, which decreased by approximately 32.0%, when compared to the same prior year period. We attribute this decrease primarily to a higher overall volume of avocados in the marketplace, partially offset by increase in pounds sold of 7.0 million pounds or 15.6%, when compared to the same prior year period.

Sales of tomatoes decreased $4.2 million, or 32.2%, for the second quarter of fiscal 2012, when compared to the same period for fiscal 2011. The decrease in sales for tomatoes is primarily due to a decrease in the sales price per carton of 63.3%, when compared to the same prior year period. We attribute most of the decrease in the per carton selling price to the higher volume of tomatoes in the U.S. marketplace, as compared to prior year same period, due primarily to cold weather in the prior year which reduced supplies and delayed harvests. Partially offsetting this decrease is an increase in cartons sold of 84.9%, when compared to the same prior year period. This increase of tomatoes sold is due primarily to a freeze in Mexico in the prior year that resulted in delayed tomato harvests.

Sales of California sourced avocados decreased $0.5 million, or 2.4%, for the second quarter of 2012, when compared to the same prior year period. The decrease in California sourced avocados was due to a decrease in the sales price per carton, which decreased 26.8%, when compared to the same prior year period. Partially offsetting this decrease is an increase in pound of avocados sold by 4.2 million or 33.3%, when compared to the same prior year period. We attribute most of this increase in volume and decrease in per sale price per carton to the larger California avocado crop in 2012, when compared to 2011.

Partially offsetting such decreases was an increase in sales of Chilean sourced avocados, which increased $1.6 million, or 442.5% for the second quarter of 2012, when compared to the same prior year period. The increase in Chilean sourced avocados was due to an increase in pounds sold. Chilean sourced avocados sales reflect an increase in 1.5 million pounds of avocados sold, or 508.3%, when compared to the same prior year period. We attribute much of this increase in volume to the larger Chilean avocado crop in 2012, when compared to prior year.

Sales of pineapples increased $1.4 million, or 231.2%, for the second quarter of 2012, when compared to the same prior year period. The increase in sales of pineapples was due to an increase in units sold of 254.2%, when compared to the same prior year period. This increase is primarily related to a new supplier of pineapples, that has provided a more reliable supply of pineapples.

Six Months Ended 2012 vs. Six Months Ended 2011

Net sales delivered by the Fresh products business decreased by approximately $25.4 million, or 13.5%, for the six months ended April 30, 2012, when compared to the same period for fiscal 2011. As discussed above, this decrease in Fresh product sales during the first six months of fiscal 2012 was primarily related to decreased sales of Mexican and California sourced avocados and tomatoes. These decreases were partially offset, however, by increased sales from Chilean sourced avocados and pineapples. See details below.

Sales of California sourced avocados decreased $13.1 million, or 39.2%, for the six months ended April 30, 2012, when compared to the same prior year period. The decrease in California sourced avocados was due to a combination of a decrease in pounds sold and a decrease in the sales price per carton. California sourced avocados sales reflect a decrease in 7.0 million pounds of avocados sold or 28.5%, when compared to the same prior year period. We attribute most of this decrease in volume to the large California avocado crop in 2010, which contributed to significant deliveries in November 2010. In addition, the sales price per carton decreased by approximately 15.0%. We attribute this decrease primarily to a higher overall volume of avocados in the marketplace.

Sales of Mexican sourced avocados decreased $8.9 million, or 7.2%, for the six months ended April 30, 2012, when compared to the same prior year period. The decrease in Mexican sourced avocados was due to a decrease in the sales price per carton, which decreased by approximately 20.5%, when compared to the same prior year period. We attribute this decrease primarily to a higher overall volume of avocados in the marketplace. Partially offsetting this decrease, is an increase in pounds sold of 15.3 million pounds or 16.7%, when compared to the same prior year period.

Sales of tomatoes decreased $9.0 million, or 44.6%, for the six months ended April 30, 2012, when compared to the same period for fiscal 2011. The decrease in sales for tomatoes is primarily due to a decrease in the sales price per carton of 53.7%, when compared to the same prior year period. We attribute most of the decrease in the per carton selling price to the higher volume of tomatoes in the U.S. marketplace, due primarily to cold weather which reduced supplies and delayed harvests in prior year. Partially offsetting this decrease is an increase in cartons sold of 19.7%, when compared to the same prior year period. This increase of tomatoes sold is due primarily to a freeze in Mexico in the prior year that resulted in delayed tomato harvests.

Partially offsetting such decreases was an increase in sales of pineapples, which increased $2.6 million, or 441.6%, for the six months ended April 30, 2012, when compared to the same prior year period. The increase in sales of pineapples was due to an increase in units sold of 519.7%, when compared to the same prior year period. This increase is primarily related to a new supplier of pineapples, that has provided a more reliable supply of pineapples.

Sales of Chilean sourced avocados increased $1.7 million, or 56.3% for first six months of fiscal 2012, when compared to the same prior year period. The increase in Chilean sourced avocados was due to an increase in pounds sold. Chilean sourced avocados sales reflect an increase in 1.4 million pounds of avocados sold, or 52.0%, when compared to the same prior year period. We attribute much of this increase in volume to the larger Chilean avocado crop in 2012, when compared to prior year.

We anticipate that California avocado sales will experience an increase during our third fiscal quarter of 2012 as compared to the second quarter of 2012. Additionally, we believe that the sales volume of California grown avocados will increase in third quarter of fiscal 2012, when compared to the same prior year period. This increase is due to a larger expected California avocado crop.

We anticipate that net sales related to Mexican sourced avocados and tomatoes will decrease during our third fiscal quarter of 2012, as compared to the second fiscal quarter of 2012. We anticipate that sales of Mexican grown avocados will decrease in the third quarter of fiscal 2012, when compared to the same prior year period, due to higher volume of avocados in the marketplace, which should decrease overall sales prices. We anticipate that sales volume for tomatoes will increase in the third quarter of fiscal 2012, when compared to the same prior year period. This increase is due to a larger expected tomato crop.

Calavo Foods

Second Quarter 2012 vs. Second Quarter 2011

Sales for Calavo Foods for the quarter ended April 30, 2012, when compared to the same period for fiscal 2011, increased $0.1 million, or 1.2%. This increase is due to an increase in sales of Calavo tortilla chips which increased approximately $0.1 million, or 121.7%, in the second quarter of fiscal year 2012, when compared to the same prior year period, as well as an increase in sales of Calavo Salsa Lisa which increased approximately $0.1 million, or 18.8%, in the second quarter of fiscal year 2012, when compared to the same prior year period. Partially offsetting these increases, is a decrease of sales of prepared guacamole products of 0.1 million or 0.8%. This decrease was primarily related to a decrease in overall pounds sold by 17.2%, partially offset by 17.4% increase in the average net selling price per pound for both our frozen guacamole products and our refrigerated guacamole products (formerly high-pressure).

Six Months Ended 2011 vs. Six Months Ended 2010

Sales for Calavo Foods for the quarter ended April 30, 2012, when compared to the same period for fiscal 2011, increased $0.7 million, or 3.4%. This increase is due to an increase in sales of Calavo Salsa Lisa, which increased approximately $0.5 million, or 79.3%, an increase in sales of Calavo tortilla chips, which increased approximately $0.2 million, or 36.9%, and an increase of sales of prepared guacamole products of 0.1 million or 0.4%. This increase was primarily related to an 18.8% increase in the average net selling price per pound for our frozen and refrigerated guacamole products (formerly high-pressure), partially offset by a decrease in overall pounds sold by 15.5%.

RFG

RFG’s sales for the three and six months ended April 30, 2012 was $36.1 million and $71.0 million. As the acquisition of RFG was completed on June 1, 2011, no comparable prior period results are available.

Gross Margins

The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and six-month periods ended April 30, 2012 and 2011:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2012	Change	2011	2012	Change	2011
Gross margins:
Fresh products	$7,965	5.6%	$7,543	$13,934	4.6%	$13,522
Calavo Foods	3,919	118.8%	1,791	7,327	68.7%	4,342
RFG	2,811	N/A	—	5,336	N/A	—

Total gross margins	$14,695	57.4%	$9,334	$26,597	50.1%	$17,864

Gross profit percentages:
Fresh products	8.7%		7.0%	8.6%		7.2%
Calavo Foods	35.0%		16.2%	32.6%		20.0%
RFG	7.8%		—	7.5%		—
Consolidated	10.6%		7.9%	10.4%		8.5%

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $5.4 million, or 57.4%, for the second quarter of fiscal 2012, when compared to the same period for fiscal 2011. This increase was attributable to gross margin increases in all of our segments (Fresh products, Calavo Foods, and RFG). Gross margins increased by approximately $8.7 million, or 50.1%, for the first six months of fiscal 2012 when compared to the same period for fiscal 2011. This increase was attributable to all of our segments (Fresh products, Calavo Foods, and RFG).

During our three and six-month periods of fiscal 2012, as compared to the same prior year periods, the increase in our fresh products segment gross margin percentage was primarily related to an increase in the gross margin percentage for California avocados. This was due to a significant increase in the volume of California avocados sold in the second quarter of fiscal 2012, which increased 33.5%, when compared to the same prior year period. This increase was primarily related to the larger California avocado crop for 2012, when compared to prior year. This had the effect of decreasing our fixed per pound costs, which, as a result, positively impacted gross margins. In addition, Mexican sourced avocados had an increased margin by percentage. This is due to lower fruit costs per pound in the second quarter of fiscal 2012, which decreased by 38.9%, when compared to the same prior year period. Fruit costs for the first six months of fiscal 2012 decreased 25.3%, when compared to the same prior year period. We believe this decrease was primarily related to the increase in the availability of avocados in the U.S. marketplace, when compared to the same prior year period. In addition, the U.S. Dollar to Mexican Peso exchange rate strengthened in the second fiscal quarter of 2012, when compared to the same prior period. All of these combined had the effect of decreasing our per pound costs related to Mexican sourced avocados, which, as a result, positively impacted gross margins.

The Calavo Foods segment gross margin for the three and six month periods of fiscal 2012, when compared to the same prior year period, increased primarily as a result of lower fruit and operating costs, partially offset by a decrease in total pounds sold. Fruit costs for the second quarter of fiscal 2012 decreased 38.9%, when compared to the same prior year period. Fruit costs for the first six months of fiscal 2012 decreased 25.3%, when compared to the same prior year period. These decreases in fruit costs are due to the increase in the availability of avocados in the U.S. marketplace, when compared to same prior year period. In addition, the strengthening of the U.S. Dollar compared to the Mexican Peso, decreased our per pound costs. All of these combined had the effect of decreasing our per pound costs, which, as a result, positively impacted gross margins. We anticipate that the gross margin percentage for our Calavo Foods segment will continue to experience significant fluctuations during this fiscal year primarily due to the uncertainty of the cost of fruit that will be used in the production process. In addition, any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products and Calavo Foods segments.

RFG’s gross margin for the three and six months ended April 30, 2012 was $2.8 million and $5.3 million. As the acquisition of RFG was completed on June 1, 2011, no comparable prior period results are available.

Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2012	Change	2011	2012	Change	2011
Selling, general and administrative	$7,618	37.3%	$5,549	$15,112	45.0%	$10,425
Percentage of net sales	5.5%		4.7%	5.9%		4.1%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $2.1 million, or 37.3%, for the three months ended April 30, 2012, when compared to the same period for fiscal 2011. This increase was primarily related to the acquisition of RFG which contributed $1.9 million in selling, general and administrative expenses for the three months ended April 30, 2012. The remaining increase of $0.2 million is due to higher corporate costs, including, but not limited to, management bonuses (totaling approximately $0.3 million), stock-based compensation expense (totaling approximately $0.1 million), partially offset by decreases in legal fees (totaling approximately $0.1 million), and consulting fees (totaling approximately $0.1 million).

Selling, general and administrative expenses increased $4.7 million, or 45.0%, for the six months ended April 30, 2012, when compared to the same period for fiscal 2011. This increase was primarily related to the acquisition of RFG which contributed $3.8 million in selling, general and administrative expenses for the six months ended April 30, 2012. The remaining increase of $0.9 million is due to higher corporate costs, including, but not limited to, management bonuses (totaling approximately $0.5 million), the fair value adjustment of the contingent consideration related to the acquisition of RFG (totaling approximately $0.2 million), stock-based compensation expense (totaling approximately $0.1 million), other administration fees (totaling approximately $0.1 million), and communication expense (totaling approximately $0.1 million), partially offset by decrease in legal fees (totaling approximately $0.1 million).

Provision for Income Taxes

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2012	Change	2011	2012	Change	2011
Provision for income taxes	$4,700	187.6%	$1,634	$6,395	111.8%	$3,020
Percentage of income before provision for income taxes	65.0%		40.8%	55.2%		39.3%

For the second quarter of fiscal 2012, our provision for income taxes was $4.7 million, as compared to $1.6 million recorded for the comparable prior year period. During the third quarter of fiscal year 2012, we received an update from our outside legal counsel regarding the Hacienda’s examination of the tax year ended December 31, 2004. As previously disclosed, we were awaiting the resolution of two outstanding tax assessments from the Hacienda for which we had previously received unfavorable rulings. The appellate court, via a second resolution, upheld the lower court’s decision on these two remaining items. Management, as well as our outside legal counsel, still believes the company’s position is correct and the final outcome should have been in our favor.

Based on discussions with our outside legal counsel in Mexico, we do not believe it is likely that we will be able to appeal this decision any further (i.e. to the Mexican Supreme Court). The total assessment related to these allegations is estimated to be approximately $1.9 million, which we recorded as income tax expense and income tax payable as of and for the period ended April 30, 2012.

For the first six months of fiscal 2012, our provision for income taxes was $6.4 million, as compared to $3.0 million recorded for the comparable prior year period. Excluding the Hacienda assessment, mentioned above, we expect our effective tax rate to approximate 39.0% during fiscal 2012.

Liquidity and Capital Resources

Cash used in operating activities was $0.1 million for the six months ended April 30, 2012, compared to $5.3 million used in operations for the similar period in fiscal 2011. Operating cash flows for the six months ended April 30, 2012 reflect our net income of $5.2 million, net non-cash charges (depreciation and amortization, stock compensation expense, interest on contingent consideration, and income from unconsolidated entities) of $2.9 million and a net decrease in the noncash components of our operating capital of approximately $8.2 million.

Our operating capital decrease includes a net increase in accounts receivable of $15.4 million, an increase in inventory of $7.2 million, and an increase in prepaid expenses and other current assets of $0.6 million and, partially offset by an increase in payable to growers of $7.4 million, a net increase in income tax payable of $3.7 million, a decrease in advances to suppliers of $2.0 million, an increase in trade accounts payable and accrued expenses of $1.8 million and a decrease in other assets of $0.1 million.

The increase in our accounts receivable, as of April 30, 2012, when compared to October 31, 2011, primarily reflects higher sales recorded in the month of April 2012, as compared to October 2011. The increase in inventory is primarily related to an increase in the fresh fruit on hand at April 30, 2012. This was primarily driven by an increase in the volume of Mexican avocados purchased during our second fiscal quarter of 2012, as well as more fruit being delivered for California sourced avocados in the month of April 2012, as compared to October 2011. The increase in payable to growers primarily reflects an increase in California fruit delivered in the month of April 2012, as compared to October 2011. The net increase in income tax payable relates primarily to the Hacienda assessment from the examination of tax year end December 31, 2004 and income from operations through the six months ended April 30, 2012. The decrease in advances to suppliers primarily reflects fewer advances made to Agricola Belher related to the receipt of tomatoes in April 2012, compared to October 2011.

Cash used in investing activities was $3.4 million for the six months ended April 30, 2012 and related principally to the purchase of property, plant and equipment items of $3.5 million, partially offset by a cash distribution from an unconsolidated entity of $0.1 million.

Cash provided by financing activities was $5.4 million for the six months ended April 30, 2012, which related principally to the proceeds from our credit facilities totaling $15.3 million and exercises of stock options of $0.2 million, partially offset by the payment of our $8.1 million dividend and payments on long-term obligations of $2.0 million.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of April 30, 2012 and October 31, 2011 totaled $4.7 million and $2.8 million. Our working capital at April 30, 2012 was $11.5 million, compared to $8.6 million at October 31, 2011.

We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. expire in February 2016. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.8% and 1.6% at April 30, 2012 and October 31, 2011. Under these credit facilities, we had $33.2 million and $17.9 million outstanding as April 30, 2012 and October 31, 2011. These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined). We were in compliance with all such covenants at April 30, 2012.

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

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of April 30, 2012.

(All amounts in thousands)	Expected maturity date April 30,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$4,682	$—	$—	$—	$—	$—	$4,682	$4,682
Accounts receivable (1)	51,512	—	—	—	—	—	51,512	51,512
Advances to suppliers (1)	1,342	—	—	—	—	—	1,342	1,342

Liabilities
Payable to growers (1)	$12,535	$—	$—	$—	$—	$—	$12,535	$12,535
Accounts payable (1)	9,010	—	—	—	—	—	9,010	9,010
Current borrowings pursuant to credit facilities (1)	33,190	—	—	—	—	—	33,190	33,190
Fixed-rate long-term obligations (2)	5,473	5,384	5,264	4,498	589	454	21,662	21,443

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.
(2)	Fixed-rate long-term obligations bear interest rates ranging from 1.8% to 5.7% with a weighted-average interest rate of 3.1%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $512,000.

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

Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. We do not anticipate using derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates during fiscal 2012. Total foreign currency losses for the three months and six months ended April 30, 2012, net of gains, were less than $0.1 million. Total foreign currency losses for the three months and six months ended April 30, 2011, net of gains, were $0.2 million and $0.3 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 7 to our financial statements set forth in Part 1, Item 1 of this Current Report on Form 10-Q, which is incorporated by reference into this Item 1, for a discussion of the resolution of the outstanding tax assessments brought against us by Mexican tax authorities.

We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results of operations.

ITEM 1A.	RISK FACTORS

For a discussion of our risk factors, see Part 1, item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2011. There have been no material changes from the risk factors set forth in such Annual Report on Form 10-K. However, the risks and uncertainties that we face are not limited to those set forth in the 2011 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended April 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of April 30, 2012 and October 31, 2011; (2) Consolidated Condensed Statements of Income for the three and six months ended April 30, 2012 and 2011; (3) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended April 30, 2012 and 2011; (4) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2012 and 2011; and (5) Notes to Unaudited Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101(a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)

Date: June 8, 2012	By	/s/ Lecil E. Cole
Lecil E. Cole Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: June 8, 2012	By	/s/ Arthur J. Bruno
Arthur J. Bruno Chief Operating Officer, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly report on Form 10-Q of Calavo Growers, Inc. for the quarter ended April 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of April 30, 2012 and October 31, 2011; (2) Consolidated Condensed Statements of Income for the three and six months ended April 30, 2012 and 2011; (3) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended April 30, 2012 and 2011; (4) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2012 and 2011; and (5) Notes to Unaudited Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.