Form 10-Q
period 2012-07-31
CALAVO GROWERS INC
filed 2012-09-07
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Registrant’s number of shares of common stock outstanding as of July 31, 2012 was 14,787,433

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

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	July 31, 2012	October 31, 2011
Assets
Current assets:
Cash and cash equivalents	$5,124	$2,774
Accounts receivable, net of allowances of $3,060 (2012) and $2,285 (2011)	44,303	36,101
Inventories, net	21,001	17,787
Prepaid expenses and other current assets	5,574	6,220
Advances to suppliers	1,795	3,349
Income taxes receivable	2,471	3,111
Deferred income taxes	2,136	2,136

Total current assets	82,404	71,478
Property, plant, and equipment, net	50,193	47,091
Investment in Limoneira Company	30,941	29,991
Investment in unconsolidated entities	2,466	2,292
Goodwill	18,349	18,349
Other assets	14,805	16,122

	$199,158	$185,323

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$14,132	$5,082
Trade accounts payable	10,884	7,038
Accrued expenses	18,017	19,285
Short-term borrowings	20,020	17,860
Dividend payable	—	8,123
Current portion of long-term obligations	5,480	5,448

Total current liabilities	68,533	62,836
Long-term liabilities:
Long-term obligations, less current portion	13,965	18,244
Deferred income taxes	8,373	8,002

Total long-term liabilities	22,338	26,246
Commitments and contingencies
Noncontrolling interest	400	461
Shareholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 14,787 (2012) and 14,770 (2011) issued and outstanding	14	14
Additional paid-in capital	50,565	49,929
Accumulated other comprehensive income	4,515	3,935
Retained earnings	52,793	41,902

Total shareholders’ equity	107,887	95,780

	$199,158	$185,323

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
Net sales	$153,181	$165,141	$409,567	$375,180
Cost of sales	136,968	153,902	366,757	346,077

Gross margin	16,213	11,239	42,810	29,103
Selling, general and administrative	7,758	6,743	22,870	17,168

Operating income	8,455	4,496	19,940	11,935
Interest expense	(300)	(280)	(909)	(719)
Other income, net	173	175	879	859

Income before provision for income taxes	8,328	4,391	19,910	12,075
Provision for income taxes	2,684	1,689	9,079	4,709

Net income	5,644	2,702	10,831	7,366
Add: Net loss – noncontrolling interest	21	11	61	62

Net income attributable to Calavo Growers, Inc.	$5,665	$2,713	$10,892	$7,428

Calavo Growers, Inc.’s net income per share:
Basic	$0.38	$0.18	$0.74	$0.50

Diluted	$0.38	$0.18	$0.74	$0.50

Number of shares used in per share computation:
Basic	14,787	14,755	14,782	14,735

Diluted	14,806	14,767	14,800	14,744

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
Net income	$5,644	$2,702	$10,831	$7,366

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	1,884	(2,213)	951	847
Income tax benefit (expense) related to items of other comprehensive income (loss)	(735)	863	(371)	(252)

Other comprehensive income (loss), net of tax	1,149	(1,350)	580	595

Comprehensive income	6,793	1,352	11,411	7,961
Add: Net loss – noncontrolling interest	21	11	61	62

Comprehensive income – Calavo Growers, Inc.	$6,814	$1,363	$11,472	$8,023

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended July 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$10,831	$7,366
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,276	3,046
Provision for losses on accounts receivable	5	(31)
Income from unconsolidated entities	(407)	(514)
Interest on contingent consideration	94	53
Revalue adjustment on contingent consideration	416	—
Stock-based compensation expense	324	132
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(8,207)	(22,989)
Inventories, net	(3,214)	(6,202)
Prepaid expenses and other current assets	646	2,693
Advances to suppliers	1,554	371
Income taxes receivable	735	331
Other assets	108	(205)
Payable to growers	9,050	18,837
Trade accounts payable and accrued expenses	2,037	(5,418)

Net cash provided by (used in) operating activities	18,248	(2,530)
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(6,137)	(3,368)
Loan to Agricola Belher	—	(1,000)
Distributions from unconsolidated entity	233	244
Acquisition of Renaissance Food Group, net of cash acquired	—	(13,362)

Net cash used in investing activities	(5,904)	(17,486)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(8,124)	(8,099)
Proceeds on revolving credit facilities, net	2,160	16,070
Proceeds on (payments on) long-term obligations	(4,247)	13,222
Exercise of stock options	217	213

Net cash provided by (used in) financing activities	(9,994)	21,406

Net increase in cash and cash equivalents	2,350	1,390
Cash and cash equivalents, beginning of period	2,774	1,064

Cash and cash equivalents, end of period	$5,124	$2,454

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$95	$42

Construction in progress included in trade accounts payable	$32	$17

Collection for Beltran Infrastructure Advance	$—	$1,225

Unrealized investment holding gains	$951	$847

In June 2011, we acquired all of the outstanding interest of Renaissance Food Group, LLC. The following table summarizes the preliminary, estimated fair values of the non-cash assets acquired, liabilities assumed and equity issued at the date of acquisition (in thousands):

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

In July 2012, the FASB issued additional guidance to simplify the assessment of testing the impairment of indefinite-lived intangible assets other than goodwill and will become effective for fiscal years beginning after September 15, 2012. The amended guidance allows us to do an initial qualitative assessment to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets are less than their carrying amounts prior to performing the quantitative indefinite-lived intangible asset impairment test. We do not believe the adoption of this amendment will have a material effect on our financial statements.

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

	Nine months ended July 31, 2012				Nine months ended July 31, 2011
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG (1)	Total
Third-party sales:
Avocados	$232,976	$—	$—	$232,976	$281,503	$—	$—	$281,503
Tomatoes	11,426	—	—	11,426	23,894	—	—	23,894
Papayas	9,488	—	—	9,488	9,637	—	—	9,637
Pineapples	5,066	—	—	5,066	1,706	—	—	1,706
Other fresh products	1,357	—	—	1,357	2,384	—	—	2,384
Food service	—	27,199	—	27,199	—	27,830	—	27,830
Retail and club	—	15,012	115,111	130,123	—	12,906	22,842	35,748

Total gross sales	260,313	42,211	115,111	417,635	319,124	40,736	22,842	382,702
Less sales incentives	(705)	(7,363)	—	(8,068)	(783)	(6,739)	—	(7,522)

Net sales	$259,608	$34,848	$115,111	$409,567	$318,341	$33,997	$22,842	$375,180

(1)	As the acquisition for RFG was completed on June 1, 2011, only two months are included in prior year’s nine months ended July 31, 2011.

	Three months ended July 31, 2012				Three months ended July 31, 2011
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG (1)	Total
Third-party sales:
Avocados	$91,898	$—	$—	$91,898	$121,210	$—	$—	$121,210
Tomatoes	280	—	—	280	3,782	—	—	3,782
Papayas	2,853	—	—	2,853	3,249	—	—	3,249
Pineapples	1,849	—	—	1,849	1,112	—	—	1,112
Other fresh products	164	—	—	164	878	—	—	878
Food service	—	9,877	—	9,877	—	10,040	—	10,040
Retail and club	—	5,245	44,074	49,319	—	4,752	22,842	27,594

Total gross sales	97,044	15,122	44,074	156,240	130,231	14,792	22,842	167,865
Less sales incentives	(304)	(2,755)	—	(3,059)	(196)	(2,528)	—	(2,724)

Net sales	$96,740	$12,367	$44,074	$153,181	$130,035	$12,264	$22,842	$165,141

(1)	As the acquisition for RFG was completed on June 1, 2011, only two months are included in prior year’s quarter end July 31, 2011.

	Fresh products	Calavo Foods	RFG	Total
	(All amounts are presented in thousands)
Nine months ended July 31, 2012
Net sales	$259,608	$34,848	$115,111	$409,567
Cost of sales	236,719	24,030	106,008	366,757

Gross margin	$22,889	$10,818	$9,103	$42,810

Nine months ended July 31, 2011
Net sales	$318,341	$33,997	$22,842	$375,180
Cost of sales	294,710	29,910	21,457	346,077

Gross margin	$23,631	$4,087	$1,385	$29,103

For the nine months ended July 31, 2012 and 2011, inter-segment sales and cost of sales for Fresh products totaling $14.8 million and $11.7 million were eliminated. For the nine months ended July 31, 2012 and 2011, inter-segment sales and cost of sales for Calavo Foods totaling $8.4 million and $8.5 million were eliminated.

	Fresh products	Calavo Foods	RFG	Total
	(All amounts are presented in thousands)
Three months ended July 31, 2012
Net sales	$96,740	$12,367	$44,074	$153,181
Cost of sales	87,785	8,876	40,307	136,968

Gross margin	$8,955	$3,491	$3,767	$16,213

Three months ended July 31, 2011
Net sales	$130,035	$12,264	$22,842	$165,141
Cost of sales	119,926	12,519	21,457	153,902

Gross margin	$10,109	$(255)	$1,385	$11,239

For the three months ended July 31, 2012 and 2011, inter-segment sales and cost of sales for Fresh products totaling $3.5 million and $3.2 million were eliminated. For the three months ended July 31, 2012 and 2011, inter-segment sales and cost of sales for Calavo Foods totaling $2.6 million and $2.7 million were eliminated.

3.	Inventories

Inventories consist of the following (in thousands):

	July 31, 2012	October 31, 2011
Fresh fruit	$7,039	$6,588
Packing supplies and ingredients	8,522	5,610
Finished prepared foods	5,440	5,589

	$21,001	$17,787

During the three and nine-month periods ended July 31, 2012 and 2011, we were not required to and did not record any provisions to reduce our inventories to the lower of cost or market.

4.	Related party transactions

Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended July 31, 2012 and 2011, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $11.6 million and $10.2 million. During the nine months ended July 31, 2012 and 2011, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $13.6 million and $13.7 million. Amounts payable to these board members were $ 3.5 million and $0.1 million as of July 31, 2012 and October 31, 2011.

During the three months ended July 31, 2012 and 2011, we received $0.1 million as dividend income from Limoneira Company. During the nine months ended July 31, 2012 and 2011, we received $0.2 million as dividend income from Limoneira Company.

The three previous owners and current executives of RFG have a majority ownership of certain entities that provide various services to RFG. RFG’s California operating facility leases a building from LIG partners, LLC (LIG) pursuant to an operating lease. LIG is majority owned by an entity owned by such three executives of RFG. For the three months ended July 31, 2012 and 2011, total rent paid to LIG was $0.1 million and $0.1 million. For the nine months ended July 31, 2012, and 2011, total rent paid to LIG was $0.4 million and $0.1 million. Additionally, RFG sells cut produce and purchases raw materials, obtains transportation services, and shares costs for certain utilities with Third Coast Fresh Distribution (Third Coast). Third Coast is majority owned by an entity owned by such three executives of RFG. For the three months ended July 31, 2012, and 2011, total sales made to Third Coast were $0.3 million. For the nine months ended July 31, 2012 and 2011, total sales made to Third Coast were $1.8 million and $0.3 million. For the three months July 31, 2012, and 2011, total purchases made from Third Coast were $0.4 million and $0.2 million. For the nine months July 31, 2012, and 2011, total purchases made from Third Coast were $1.4 million and $0.2 million. Amounts due from Third Coast were $0.1 million and $0.3 million at July 31, 2012 and October 31, 2011. Amounts due to Third Coast were $0.2 million at July 31, 2012 and October 31, 2011.

5.	Other assets

Other assets consist of the following (in thousands):

	July 31, 2012	October 31, 2011
Intangibles, net	$9,689	$10,771
Grower advances	1,308	1,531
Loan to Agricola Belher	3,380	3,380
Other	428	440

	$14,805	$16,122

Intangible assets consist of the following (in thousands):

	July 31, 2012				October 31, 2011
	Weighted- Average Useful Life	Gross Carrying Value	Accum. Amortization	Net Book Value	Gross Carrying Value	Accum. Amortization	Net Book Value
Customer list/relationships	8.0 years	$7,640	$(1,165)	$6,475	$7,640	$(445)	$7,195
Trade names	8.4 years	3,009	(1,418)	1,591	3,009	(1,207)	1,802
Trade secrets/recipes	12.0 years	1,520	(326)	1,194	1,520	(205)	1,315
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(113)	154	267	(83)	184

Intangibles, net		$12,711	$(3,022)	$9,689	$12,711	$(1,940)	$10,771

We anticipate recording amortization expense of approximately $0.4 million for the remainder of fiscal 2012, with $1.4 million of amortization expense for each of the fiscal years 2013 through 2015. We anticipate recording amortization expense of approximately $1.3 million for fiscal year 2016. The remainder of approximately $3.5 million will be amortized over fiscal years 2017 through 2023.

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

The 2005 Stock Incentive Plan, was a stock-based compensation plan, under which employees and directors may be granted options to purchase shares of our common stock. In June 2012, this plan has been terminated without affecting the outstanding stock options related to this plan.

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2011	72	$13.75	—
Exercised	(18)	$14.58	—

Outstanding at July 31, 2012	54	$14.23	$1,472

Exercisable at July 31, 2012	31	$17.85	$833

At July 31, 2012, outstanding stock options had a weighted-average remaining contractual term of 4.9 years. At July 31, 2012, exercisable stock options had a weighted-average remaining contractual term of 4.1 years. The total recognized stock-based compensation expense was insignificant for the three months ended July 31, 2012.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2011	65	$21.82	—
Outstanding at July 31, 2012	65	$21.82	$340

Exercisable at July 31, 2012	55	$21.82	$1,488

At July 31, 2012, outstanding stock options had a weighted-average remaining contractual term of 1.9 years. The total recognized stock-based compensation expense was $0.1 million for the three months ended July 31, 2012, and $0.3 million for the nine months ended July 31, 2012.

7.	Other events

Dividend payment

On December 12, 2011, we paid a $0.55 per share dividend in the aggregate amount of $8.1 million to shareholders of record on December 2, 2011.

Contingencies

Hacienda Suits – During the fourth quarter of fiscal 2012, we won our appeal related to the examination of the tax year ended December 31, 2005. Based on discussions with our legal counsel, we believe that the Hacienda has not appealed this decision and the deadline to appeal has expired.

As previously disclosed, during the third quarter of fiscal year 2012, we received an update from our outside legal counsel regarding the Hacienda’s examination of the tax year ended December 31, 2004. The appellate court, via a second resolution, upheld the lower court’s decision on two outstanding tax assessments from the Hacienda for which we had previously received unfavorable rulings. Management, as well as our outside legal counsel, still believes the company’s position was correct.

Based on discussions with our outside legal counsel in Mexico, we do not believe it is likely that we will be able to appeal this decision any further (i.e. to the Mexican Supreme Court). The total net assessment related to these allegations was approximately $1.7 million, which we recorded as income tax expense for the six-month period ended April 30, 2012. The payment related to this tax assessment was paid during our third fiscal quarter.

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

The following table sets forth our financial assets and liabilities as of July 31, 2012 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$30,941	—	—	$30,941

Total assets at fair value	$30,941	$—	$—	$30,941

(1)

The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at July 31, 2012 and October 31, 2011 equaled $17.90 per share and $17.35 per share. Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding gains arising during the three months ended July 31, 2012 was $1.9 million. Unrealized investment holding losses arising during the three months ended July 31, 2011 was $2.2 million. Unrealized investment holding gains arising during the nine months ended July 31, 2012 and 2011 were $1.0 million and $0.8 million.

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Liabilities at fair value:
Salsa Lisa contingent consideration(2)	—	—	$1,020	$1,020
RFG contingent consideration(2)	—	—	2,120	2,120

Total liabilities at fair value	$—	$—	$3,140	$3,140

(2)

Each period we revalue the contingent consideration obligations to their fair value and record increases or decreases in the fair value into selling, general and administrative expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given period. Total net increase to the contingent considerations during the three and nine months ended July 31, 2012 totaled $0.2 million and $0.5 million.

The following is a reconciliation of the beginning and ending amounts of the contingent consideration for Salsa Lisa and RFG:

	Balance at October 31, 2011	Interest	Revalue Adjustment	Balance July 31, 2012
	(All amounts are presented in thousands)
Salsa Lisa contingent consideration	$978	$42	$—	$1,020
RFG contingent consideration	1,652	52	416	2,120

Total	$2,630	$94	$416	$3,140

9.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to the Salsa Lisa acquisition (in thousands):

	Three months ended July 31, 2012	Three months ended July 31, 2011
Noncontrolling interest, beginning	$421	$524
Net loss attributable to noncontrolling interest	(21)	(11)

Noncontrolling interest, ending	$400	$513

	Nine months ended July 31, 2012	Nine months ended July 31, 2011
Noncontrolling interest, beginning	$461	$575
Net loss attributable to noncontrolling interest	(61)	(62)

Noncontrolling interest, ending	$400	$513

10.	Subsequent events

We have evaluated subsequent events to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events (except as disclosed in Note 7) occurred that require recognition in the financial statements.

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

Contingencies

Hacienda Suits – During the fourth quarter of fiscal 2012, we won our appeal related to the examination of the tax year ended December 31, 2005. Based on discussions with our legal counsel, we believe that the Hacienda has not appealed this decision and the deadline to appeal has expired.

As previously disclosed, during the third quarter of fiscal year 2012, we received an update from our outside legal counsel regarding the Hacienda’s examination of the tax year ended December 31, 2004. The appellate court, via a second resolution, upheld the lower court’s decision on two outstanding tax assessments from the Hacienda for which we had previously received unfavorable rulings. Management, as well as our outside legal counsel, still believes the company’s position was correct.

Based on discussions with our outside legal counsel in Mexico, we do not believe it is likely that we will be able to appeal this decision any further (i.e. to the Mexican Supreme Court). The total net assessment related to these allegations was approximately $1.7 million, which we recorded as income tax expense for the six-month period ended April 30, 2012. The payment related to this tax assessment was paid during our third fiscal quarter.

From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Net Sales

The following table summarizes our net sales by business segment for each of the three and nine-month periods ended July 31, 2012 and 2011:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2012	Change	2011	2012	Change	2011
Net sales to third-parties:
Fresh products	$96,740	(25.6)%	$130,034	$259,608	(18.4)%	$318,341
Calavo Foods	12,367	0.8%	12,265	34,848	2.5%	33,997
RFG	44,074	93.0%	22,842	115,111	403.9%	22,842

Total net sales	$153,181	(7.2)%	$165,141	$409,567	9.2%	$375,180

As a percentage of net sales:
Fresh products	63.1%		78.8%	63.4%		84.8%
Calavo Foods	8.1%		7.4%	8.5%		9.1%
RFG	28.8%		13.8%	28.1%		6.1%

	100.0%		100.0%	100.0%		100.0%

Net sales for the third quarter of fiscal 2012, compared to fiscal 2011, decreased by $12.0 million, or 7.2%. The decrease in sales, when compared to the same corresponding prior year period, is primarily related to a decrease in sales of the Fresh products segment. We experienced a decrease in Fresh product sales during the third quarter of fiscal 2012, which was due primarily to decreased sales of Mexican and California sourced avocados, as well as tomatoes, partially offset by an increase in sales of Chilean sourced avocados and pineapples.

Net sales for the nine months ended July 31, 2012, compared to fiscal 2011, increased by $34.4 million, or 9.2%. The increase in sales, when compared to the same corresponding prior year period, is primarily related to the sales of RFG. Not considering RFG, we experienced a decrease in Fresh product sales during the nine months ended of fiscal 2012, which was due primarily to decreased sales of Mexican and California sourced avocados, as well as tomatoes, partially offset by an increase in sales of Chilean sourced avocados and pineapples. While the procurement of fresh avocados related to our Fresh products segment is very seasonal, our Calavo Foods business is generally not subject to a seasonal effect.

Fresh products

Third Quarter 2012 vs. Third Quarter 2011

Net sales delivered by the Fresh products business decreased by approximately $33.3 million, or 25.6%, for the third quarter of fiscal 2012, when compared to the same period for fiscal 2011. As discussed above, this decrease in Fresh product sales during the third quarter of fiscal 2012 was primarily related to decreased sales of Mexican and California sourced avocados, as well as tomatoes, partially offset by an increase in sales from Chilean sourced avocados and pineapples. See details below.

Sales of California sourced avocados decreased $18.0 million, or 23.2%, for the third quarter of 2012, when compared to the same prior year period. The decrease in California sourced avocados was due to a decrease in the sales price per carton, which decreased 42.1%, when compared to the same prior year period. Partially offsetting this decrease is an increase in pound of avocados sold by 13.4 million or 32.6%, when compared to the same prior year period. We attribute most of this increase in volume and decrease in per sale price per carton to the larger California avocado crop and other imports into the U.S. market in 2012, when compared to 2011.

Sales of Mexican sourced avocados decreased $12.7 million, or 29.1%, for the third quarter of 2012, when compared to the same prior year period. The decrease in Mexican sourced avocados was primarily due to a decrease in the sales price per carton, which decreased by approximately 37.9%, when compared to the same prior year period. We attribute this decrease primarily to a higher overall volume of avocados in the marketplace, partially offset by increase in pounds sold of 3.3 million pounds or 14.1%, when compared to the same prior year period.

Sales of tomatoes decreased $3.5 million, or 92.6%, for the third quarter of fiscal 2012, when compared to the same period for fiscal 2011. The decrease in sales for tomatoes is primarily due to a decrease in tomatoes sold, due to the tomato season ending earlier this year compared to prior year. The higher overall volume of tomatoes in the U.S. marketplace in the current year caused prices to be significantly less than prior year.

Partially offsetting such decreases was an increase in sales of Chilean sourced avocados, which increased $1.2 million for the third quarter of 2012, when compared to the same prior year period, which had an insignificant amount of sales. We attribute much of this increase in volume to the larger Chilean avocado crop in 2012, when compared to prior year.

Sales of pineapples increased $0.7 million, or 66.3%, for the third quarter of 2012, when compared to the same prior year period. The increase in sales of pineapples was due to an increase in units sold of 52.5%, when compared to the same prior year period. We believe this increase is primarily related to the popularity of pineapples in the U.S. marketplace, which we believe has increased demand for the fruit.

Nine Months Ended 2012 vs. Nine Months Ended 2011

Net sales delivered by the Fresh products business decreased by approximately $58.7 million, or 18.4%, for the nine months ended July 31, 2012, when compared to the same period for fiscal 2011. As discussed above, this decrease in Fresh product sales during the first nine months of fiscal 2012 was primarily related to decreased sales of Mexican and California sourced avocados, as well as tomatoes. These decreases were partially offset, however, by increased sales from Chilean sourced avocados and pineapples. See details below.

Sales of California sourced avocados decreased $31.0 million, or 28.1%, for the nine months ended July 31, 2012, when compared to the same prior year period. The decrease in California sourced avocados was due to a decrease in sales price per carton, which decreased approximately 41.0%. Partially offsetting this decrease was an increase in pounds sold, which increased approximately 14.4 million pounds or 21.9%. We attribute most of this increase in volume and decrease in per sale price per carton to the larger California avocado crop in 2012, when compared to 2011.

Sales of Mexican sourced avocados decreased $21.6 million, or 13.0%, for the nine months ended July 31, 2012, when compared to the same prior year period. The decrease in Mexican sourced avocados was due to a decrease in the sales price per carton, which decreased by approximately 24.4%, when compared to the same prior year period. We attribute this decrease primarily to a higher overall volume of avocados in the marketplace. Partially offsetting this decrease, is an increase in pounds sold of 17.4 million pounds or 15.2%, when compared to the same prior year period.

Sales of tomatoes decreased $12.5 million, or 52.2%, for the nine months ended July 31, 2012, when compared to the same period for fiscal 2011. The decrease in sales for tomatoes is primarily due to a decrease in the sales price per carton of 52.6%, when compared to the same prior year period. We attribute most of the decrease in the per carton selling price to the higher volume of tomatoes from all sources in the U.S. marketplace.

Partially offsetting such decreases was an increase in sales of pineapples, which increased $3.4 million, or 197.0%, for the nine months ended July 31, 2012, when compared to the same prior year period. The increase in sales of pineapples was due to an increase in units sold of 218.0%, when compared to the same prior year period. We believe this increase is primarily related to the popularity of pineapples in the U.S. marketplace, which we believe has increased demand for the fruit.

Sales of Chilean sourced avocados increased $2.9 million, or 95.9% for first nine months of fiscal 2012, when compared to the same prior year period. The increase in Chilean sourced avocados was due to an increase in pounds sold. Chilean sourced avocados sales reflect an increase in 2.8 million pounds of avocados sold, or 98.8%, when compared to the same prior year period. We attribute much of this increase in volume to the larger Chilean avocado crop in 2012, when compared to prior year.

We anticipate that California avocado sales will experience a seasonal and cyclical decrease during our fourth fiscal quarter of 2012, as compared to the third quarter of fiscal 2012. We believe that there will be a significant increase in California avocado volume when compared to the fourth fiscal quarter of 2011.

We anticipate that net sales related to Mexican sourced avocados will increase during our fourth fiscal quarter of 2012, as compared to the third fiscal quarter of 2012. We anticipate that sales of Mexican grown avocados will decrease in the fourth quarter of fiscal 2012, when compared to the same prior year period, due to an expected higher volume of avocados in the marketplace, which should decrease overall sales prices. We also expect, however, that the total number of units of Mexican sourced avocados to increase during this same period.

Calavo Foods

Third Quarter 2012 vs. Third Quarter 2011

Sales for Calavo Foods for the quarter ended July 31, 2012, when compared to the same period for fiscal 2011, increased $0.1 million, or 0.8%. This increase is due to an increase in sales of Calavo tortilla chips which increased approximately $0.1 million, or 51.1%, in the third quarter of fiscal year 2012, when compared to the same prior year period, as well as an increase in sales prepared guacamole products which increased approximately $0.1 million, or 0.9%, in the third quarter of fiscal year 2012, when compared to the same prior year period. Partially offsetting these increases, is a decrease of sales of Calavo Salsa Lisa products of 0.1 million or 19.1%. The increase in sales of prepared guacamole was primarily related to an increase in the average net selling price per pound for both our frozen guacamole products and our refrigerated guacamole products (formally high-pressure) of approximately 1.4%, partially offset by 0.6% decrease in overall pounds sold.

Nine Months Ended 2012 vs. Nine Months Ended 2011

Sales for Calavo Foods for the nine months ended July 31, 2012, when compared to the same period for fiscal 2011, increased $0.9 million, or 2.5%. This increase is due to an increase in sales of Calavo Salsa Lisa, which increased approximately $0.4 million, or 31.2%, an increase in sales of Calavo tortilla chips, which increased approximately $0.3 million, or 42.1%, and an increase of sales of prepared guacamole products of $0.2 million or 0.6%. This increase was primarily related to a 12.6% increase in the average net selling price per pound for our frozen and refrigerated guacamole products (formerly high-pressure), partially offset by a decrease in overall pounds sold by 10.5%.

RFG

Sales for RFG for the quarter ended July 31, 2012, when compared to the same period for fiscal 2011, increased $21.2 million, or 93.0%. As the acquisition was completed on June 1, 2011, only two months are included in prior year’s quarter end.

Sales for RFG for the nine months ended July 31, 2012, when compared to the same period for fiscal 2011, increased $92.3 million, or 403.9%. As the acquisition was completed on June 1, 2011, only two months are included in prior year’s nine months ended.

Gross Margins

The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and nine-month periods ended July 31, 2012 and 2011:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2012	Change	2011	2012	Change	2011
Gross margins:
Fresh products	$8,955	(11.4)%	$10,109	$22,889	(3.1)%	$23,631
Calavo Foods	3,491	1,469.0%	(255)	10,818	164.7%	4,087
RFG	3,767	172.0%	1,385	9,103	557.3%	1,385

Total gross margins	$16,213	44.2%	$11,239	$42,810	47.1%	$29,103

Gross profit percentages:
Fresh products	9.3%		7.8%	8.8%		7.4%
Calavo Foods	28.2%		(2.1)%	31.0%		12.0%
RFG	8.5%		6.1%	7.9%		6.1%
Consolidated	10.5%		6.8%	10.4%		7.8%

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $5.0 million, or 44.2%, for the third quarter of fiscal 2012, when compared to the same period for fiscal 2011. This increase was attributable to gross margin increases in the Calavo Foods and RFG segments, partially offset by a decrease in gross margins from the Fresh products segment. Gross margins increased by approximately $13.7 million, or 47.1%, for the first nine months of fiscal 2012 when compared to the same period for fiscal 2011. This increase was attributable to gross margin increases in the Calavo Foods and RFG segments, partially offset by a decrease in gross margins from the Fresh products segment.

During our three and nine-month periods of fiscal 2012, as compared to the same prior year periods, we experienced an overall increase in the Fresh segment gross margin percentage. The increase was primarily related to an increase in the gross margin percentage for California avocados. This was due to a significant increase in the volume of California avocados sold in the three and nine-month periods of fiscal 2012, as compared to the same prior year periods, which increased 32.6% and 21.9%. This increase was primarily related to the larger California avocado crop for 2012, when compared to prior year. This had the effect of decreasing our fixed per pound costs, which, as a result, positively impacted gross margins. In addition, Mexican sourced avocados had an increased margin by percentage. This is due to lower fruit costs per pound in the third quarter of fiscal 2012, which decreased by 45.6%, when compared to the same prior year period. Fruit costs for the first nine months of fiscal 2012 decreased 28.4%, when compared to the same prior year period. We believe this decrease was primarily related to the increase in the availability of avocados in the U.S. marketplace, when compared to the same prior year period. In addition, the U.S. Dollar to Mexican Peso exchange rate strengthened in the third fiscal quarter of 2012, when compared to the same prior period. All of these combined had the effect of decreasing our per pound costs related to Mexican sourced avocados, which, as a result, positively impacted gross margins.

The Calavo Foods segment gross margin for the three and nine month periods of fiscal 2012, when compared to the same prior year period, increased primarily as a result of lower fruit and operating costs, partially offset by a decrease in total pounds sold. Fruit costs for the third quarter of fiscal 2012 decreased 45.6%, when compared to the same prior year period. Fruit costs for the first nine months of fiscal 2012 decreased 28.4%, when compared to the same prior year period. These decreases in fruit costs are due to the increase in the availability of avocados in the U.S. marketplace, when compared to same prior year period. In addition, the strengthening of the U.S. Dollar compared to the Mexican Peso, decreased our per pound costs. All of these combined had the effect of decreasing our per pound costs, which, as a result, positively impacted gross margins. We anticipate that the gross margin percentage for our Calavo Foods segment will continue to experience significant fluctuations during this fiscal year primarily due to the uncertainty of the cost of fruit that will be used in the production process. In addition, any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products and Calavo Foods segments.

RFG’s gross margin for the three and nine months ended July 31, 2012 was $3.8 million and $9.1 million. As the acquisition was completed on June 1, 2011, only two months are included in prior year’s three month and nine month periods ended July 31, 2011.

Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2012	Change	2011	2012	Change	2011
Selling, general and administrative	$7,758	15.1%	$6,743	$22,870	33.2%	$17,168
Percentage of net sales	5.1%		4.1%	5.6%		4.2%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $1.0 million, or 15.1%, for the three months ended July 31, 2012, when compared to the same period for fiscal 2011. Selling, general and administrative expenses related to RFG for the quarter ended July 31, 2012, when compared to the same period for fiscal 2011, increased $0.8 million, or 63.6%. As the acquisition of RFG was completed on June 1, 2011, only two months are included in prior year’s quarter end July 31, 2011. The remaining increase of $0.2 million is due to higher corporate costs, including, but not limited to, management bonuses (totaling approximately $0.2 million), promotion expenses (totaling approximately $0.2 million), the fair value adjustment, including interest, of the contingent consideration related to the acquisition of RFG (totaling approximately $0.2 million), other administration fees (totaling approximately $0.1 million), partially offset by decreases in legal fees (totaling approximately $0.1 million), salaries (totaling approximately $0.1 million), audit fees (totaling approximately $0.1 million), broker commissions (totaling approximately $0.1 million), and travel and entertainment expenses (totaling approximately $0.1 million).

Selling, general and administrative expenses increased $5.7 million, or 33.2%, for the nine months ended July 31, 2012, when compared to the same period for fiscal 2011. Selling, general and administrative expenses related to RFG for the nine month ended July 31, 2012, when compared to the same period for fiscal 2011, increased $4.6 million, or 371.6%. As the acquisition of RFG was completed on June 1, 2011, only two months are included in prior year’s nine month ended July 31, 2011. The remaining increase of $1.1 million is due to higher corporate costs, including, but not limited to, management bonuses (totaling approximately $0.7 million), the fair value adjustment, including interest, of the contingent consideration related to the acquisition of RFG (totaling approximately $0.5 million), other administration expenses (totaling approximately $0.3 million), stock-based compensation expenses (totaling approximately $0.2 million), and promotion expenses (totaling approximately $0.2 million), partially offset by decrease in legal fees (totaling approximately $0.3 million), broker commissions (totaling approximately $0.2 million), salaries (totaling approximately $0.1 million), travel and entertainment expenses (totaling approximately $0.1 million), and audit fees (totaling approximately $0.1 million).

Provision for Income Taxes

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2012	Change	2011	2012	Change	2011
Provision for income taxes	$2,684	58.9%	$1,689	$9,079	92.8%	$4,709
Percentage of income before provision for income taxes	32.2%		38.5%	45.6%		39.0%

For the third quarter of fiscal 2012, our provision for income taxes was $2.7 million, as compared to $1.7 million recorded for the comparable prior year period.

For the first nine months of fiscal 2012, our provision for income taxes was $9.1 million, as compared to $4.7 million recorded for the comparable prior year period. During the second quarter of fiscal year 2012, we received an update from our outside legal counsel regarding the Hacienda’s examination of the tax year ended December 31, 2004. As previously disclosed, we were awaiting the resolution of two outstanding tax assessments from the Hacienda for which we had previously received unfavorable rulings. The appellate court, via a second resolution, upheld the lower court’s decision on these two remaining items. Management, as well as our outside legal counsel, still believes the company’s position was correct.

Based on discussions with our outside legal counsel in Mexico, we do not believe it is likely that we will be able to appeal this decision any further (i.e. to the Mexican Supreme Court). The total net assessment related to these allegations was approximately $1.7 million, which we recorded as income tax expense for the six-month period ended April 30, 2012. The payment related to this tax assessment was paid during our third fiscal quarter.

Excluding the Hacienda assessment, mentioned above, we expect our effective tax rate to approximate 39.0% during fiscal 2012.

Liquidity and Capital Resources

Cash provided by operating activities was $18.2 million for the nine months ended July 31, 2012, compared to $2.5 million used in operations for the similar period in fiscal 2011. Operating cash flows for the nine months ended July 31, 2012 reflect our net income of $10.8 million, net non-cash charges (depreciation and amortization, stock compensation expense, interest and revalue adjustment on contingent consideration, and income from unconsolidated entities) of $4.7 million and a net increase in the noncash components of our operating capital of approximately $2.7 million.

Our operating capital increase includes a net increase in payable to growers of $9.1 million, an increase in accounts payable and accrued expenses of $2.0 million, a decrease in advances to suppliers of $1.6 million, a decrease in income tax receivable of $0.7 million, a decrease in prepaid expenses and other current assets of $0.6 million, and a decrease in other assets of $0.1 million, partially offset by an increase in accounts receivable of $8.2 million and an increase in inventory of $3.2 million.

The increase in payable to growers primarily reflects an increase in California fruit delivered in the month of July 2012, as compared to October 2011. The decrease in advances to suppliers primarily reflects fewer advances made to Agricola Belher related to the receipt of tomatoes. In October, the tomato season is starting, while in July the season is over and everything has been settled. The net increase in income tax payable relates primarily income from operations through the nine months ended July 31, 2012. The increase in our accounts receivable, as of July 31, 2012, when compared to October 31, 2011, primarily reflects higher sales recorded in the month of July 2012, as compared to October 2011. The increase in inventory is primarily related to an increase in the fresh fruit on hand at July 31, 2012. This was primarily driven by more fruit being delivered for California sourced avocados in the month of April 2012, as compared to October 2011.

Cash used in investing activities was $5.9 million for the nine months ended July 31, 2012 and related principally to the purchase of property, plant and equipment items of $6.1 million, partially offset by a cash distribution from an unconsolidated entity of $0.2 million.

Cash used financing activities was $10.0 million for the nine months ended July 31, 2012, which related principally to the payment of our $8.1 million dividend and payments on long-term obligations of $4.2 million, partially offset by proceeds from our credit facilities totaling $2.1 million and exercises of stock options of $0.2 million,

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of July 31, 2012 and October 31, 2011 totaled $5.1 million and $2.8 million. Our working capital at July 31, 2012 was $13.9 million, compared to $8.6 million at October 31, 2011.

We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. expire in February 2016. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.8% and 1.6% at July 31, 2012 and October 31, 2011. Under these credit facilities, we had $20.0 million and $17.9 million outstanding as July 31, 2012 and October 31, 2011. These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined). We were in compliance with all such covenants at July 31, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2012.

(All amounts in thousands)	Expected maturity date July 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$5,124	$—	$—	$—	$—	$—	$5,124	$5,124
Accounts receivable (1)	44,303	—	—	—	—	—	44,303	44,303
Advances to suppliers (1)	1,795	—	—	—	—	—	1,795	1,795

Liabilities
Payable to growers (1)	$14,132	$—	$—	$—	$—	$—	$14,132	$14,132
Accounts payable (1)	10,884	—	—	—	—	—	10,884	10,884
Current borrowings pursuant to credit facilities (1)	20,020	—	—	—	—	—	20,020	20,020
Fixed-rate long-term obligations (2)	5,480	5,409	5,128	2,885	108	435	19,445	19,255

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.
(2)	Fixed-rate long-term obligations bear interest rates ranging from 1.8% to 5.7% with a weighted-average interest rate of 3.1%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $428,000.

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

Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. We do not anticipate using derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates during fiscal 2012. Total foreign currency losses for the three months and nine months ended July 31, 2012, net of gains, were less than $0.1 million. Total foreign currency gains for the three months ended July 31, 2011, net of losses, was $0.1 million. Total foreign currency losses for the nine months ended July 31, 2011, net of gains, was $0.2 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 2 of Part I with respect to the resolution of the Hacienda Suits, which is hereto incorporated by reference.

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

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of July 31, 2012 and October 31, 2011; (2) Consolidated Condensed Statements of Income for the three and nine months ended July 31, 2012 and 2011; (3) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended July 31, 2012 and 2011; (4) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2012 and 2011; and (5) Notes to Unaudited Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)
Date: September 7, 2012
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Date: September 7, 2012

	By	/s/ Arthur J. Bruno
Arthur J. Bruno
Chief Operating Officer, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of July 31, 2012 and October 31, 2011; (2) Consolidated Condensed Statements of Income for the three and nine months ended July 31, 2012 and 2011; (3) Consolidated Condensed Statements of Comprehensive Income for the three nine months ended July 31, 2012 and 2011; (4) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2012 and 2011; and (5) Notes to Unaudited Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished’’ and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities