Form 10-K
period 2012-10-31
CALAVO GROWERS INC
filed 2013-01-14
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $360.4 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of November 30, 2012 was 14,829,033.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders, which we intend to hold on April 24, 2013 are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2012.

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

PART I

Item 1. Business

General development of the business

Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and an expanding provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to food distributors, produce wholesalers, supermarkets, convenience stores, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our various operating facilities, we sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas. Additionally, we also produce salsa and prepare ready-to-eat produce and deli products. We distribute our products both domestically and internationally and report our operations in three different business segments: Fresh products, Calavo Foods and RFG. See Note 11 in our consolidated financial statements for further information about our business segments. Our principal executive offices are located at 1141-A Cummings Road, Santa Paula, California 93060; telephone (805) 525-1245.

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

In October 2012, we entered into a sale agreement with San Rafael Distributing (SRD), pursuant to which the Company agreed to sell to SRD all of our interest, representing one-half ownership, in Maui Fresh International, LLC (Maui Fresh) for $2.6 million. Maui Fresh was originally created in 2006 when we entered into a joint venture agreement with SRD for the purpose of marketing sale and the distribution of fresh produce at the Los Angeles Wholesale Produce Market. This transaction resulted in a gain on sale of approximately $0.5 million. See Note 17 in our consolidated financial statements for further information about the sale of Maui Fresh.

In June 2011, Calavo, CG Mergersub LLC (Newco), Renaissance Food Group, LLC (RFG) and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust (collectively, the Sellers) entered into an Agreement and Plan of Merger dated May 25, 2011 (the Acquisition Agreement), which sets forth the terms and conditions pursuant to which Calavo would acquire a 100 percent ownership interest in RFG. Pursuant to the Acquisition Agreement, Newco, a newly formed Delaware limited liability company and wholly-owned subsidiary of Calavo, merged with and into RFG, with RFG as the surviving entity. RFG is a fresh-food company that produces, markets, and distributes nationally a portfolio of healthy, high quality products for consumers via the retail and foodservice channels. See Note 16 in our consolidated financial statements for further information.

In February 2010, Calavo, Calavo Salsa Lisa, LLC (CSL), Lisa’s Salsa Company (LSC) and Elizabeth Nicholson and Eric Nicholson, entered into an Asset Purchase and Contribution Agreement, dated February 8, 2010 (the Acquisition Agreement), which sets forth the terms and conditions pursuant to which Calavo acquired a 65 percent ownership interest in newly created CSL which acquired substantially all of the assets of LSC. Elizabeth Nicholson and Eric Nicholson, through LSC, hold the remaining 35 percent ownership of CSL. LSC is a regional producer in the upper Midwest of Salsa Lisa refrigerated salsas. This line of salsas has further diversified our product offerings and is a natural complement to our ultra-high-pressure guacamole, as well as our Calavo tortilla chips.

In June 2009, we (through our wholly owned subsidiary: Calavo Inversiones (Chile) Limitada), entered into a joint venture agreement with Exportadora M5, S.A. (M5) for the purpose of selling and distributing Chilean sourced avocados, as well as other perishable commodities. Such joint venture operates under the name of Calavo de Chile and commenced operations in July 2009. M5 and Calavo each have an equal one-half ownership interest in Calavo de Chile, but M5 has overall management responsibility for the operations of Calavo de Chile.

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

We also entered into an infrastructure agreement in June 2007 with Belher, which was extended through the addendum in June 2011, in order to significantly increase production yields and fruit quality. Pursuant to this agreement, we made advances to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned/controlled by Belher, as well as packing line equipment. Advances incur interest at 4.7% at October 31, 2012 and 2011. We have advanced a total of $4.2 million as of October 31, 2012 and 2011 ($0.8 million included in prepaid expenses and other current assets and $3.4 million included in other long-term assets). Belher is to annually repay these advances in no less than 20% increments through July 2016. For fiscal 2012, the 2012 payment was not made and both parties agreed to defer the payment until 2013. Interest is to be paid monthly or annually, as defined. Belher may prepay, without penalty, all or any portion of the advances at any time. In order to secure their obligations pursuant to both agreements discussed above, Belher granted us a first-priority security interest in certain assets, including cash, inventory and fixed assets, as defined.

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

We sell avocados to a diverse group of supermarket chains, wholesalers, food service and other distributors, under the Calavo family of brand labels, as well as private labels. From time to time, some of our larger customers seek short-term sales contracts that formalize their pricing and volume requirements. Generally, these contracts contain provisions that establish a price floor and/or ceiling during the contract duration. In our judgment, the shift by our customers to drafting sales contracts benefits large handlers like us, which have the ability to fulfill the terms of these contracts. During fiscal year 2012, our 5 and 25 largest fresh customers represented approximately 18% and 36% of our total consolidated revenues. During fiscal year 2011, our 5 and 25 largest fresh customers represented approximately 22% and 44% of our total consolidated revenues. During fiscal year 2012 none of our fresh customers represented more than 10% of total consolidated revenues. During fiscal year 2011 none of our fresh customers represented more than 10% of total consolidated revenues. During fiscal year 2010, one fresh customer represented approximately 11% of our total consolidated revenues.

The Hass variety is the predominant avocado variety marketed on a worldwide basis. Generally, California grown Hass avocados are available year-round, with peak production periods occurring between January through October. Other varieties have a more limited picking season and generally command a lower price. Approximately 1,900 California growers deliver avocados to us, generally pursuant to a standard marketing agreement. Over the past several years, our share of the California avocado crop has remained strong, with approximately 26% of the 2012 shipped California avocado crop handled by us, based on data published by the California Avocado Commission. We attribute our solid foothold in the California industry principally to the competitiveness of the per pound returns we pay and the communication and service we maintain with our growers.

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

We typically purchase Mexican avocados from growers and packers located in Mexico. The purchase price we pay for fruit acquired from Mexican growers is generally negotiated for substantially all the fruit in a particular grove. Once a purchase price is tentatively agreed to, the fruit is then harvested and delivered to our packinghouse located in Uruapan, Michoacán, Mexico. Once delivered, such fruit is weighed, graded, sized, packed, and cooled for shipment, primarily to the United States. Payment of such fruit can be changed from what was initially agreed to if the actual pickout doesn’t reach levels assumed by the grower. Fruit purchased directly from Mexican packers is used as a supplemental source and is packed to our standards for shipment to either our customers or our operating facilities. In either case, the purchase price of Mexican avocados is generally based on our estimated selling prices of such fruit, less anticipated packing and/or selling costs and our desired margin. We believe these two sources allow us to maximize both the timely acquisition, as well as purchase price, of Mexican fruit.

Similar to California avocados, a significant portion of our handling costs for Mexican avocados are fixed. As a result, significant fluctuations in the volume of Mexican avocados delivered to our packinghouse can have a considerable impact on the per pound packing costs of avocados we handle. Generally, larger crops will result in a lower per pound handling cost. In fiscal year 2012, we completed an expansion of our Uruapan packinghouse. This expansion more than doubled our capacity to handle Mexican avocados. We believe that our cost structure for Mexican avocados is geared to optimally handle larger avocado crops.

We believe that our continued success in marketing Mexican avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices, and keeping the handling costs low as we ship the Mexican avocados to our packinghouses and distribution centers. We are subject to USDA and other regulatory inspections to ensure the safety and the quality of the fruit being delivered from Mexico. The Mexican avocado harvest, which is often considerably larger than the California avocado harvest, is both complimentary and competitive with the California market, as the Mexican harvest is near year round (most significant from September to June). As a result, it is common for Mexican growers to monitor the supply of avocados for export to the United States in order to obtain higher field prices. During 2012, we packed and distributed approximately 22% of the avocados exported from Mexico into the United States and approximately 5% of the avocados exported from Mexico to countries other than the United States, based on our estimates.

We also handle avocados from Chile, Peru and New Zealand, most of which are on a consignment basis with our growers. Pursuant to our joint venture agreement with M5, Calavo de Chile is now the primary contact with our Chilean avocado sources. Our commission percentage is approximately 8%. Additionally, from time to time, we may purchase Chilean sourced avocados. Pursuant to our consignment arrangements, we occasionally make advances to both Chilean and Peruvian growers. Historically, we made such advances related to both pre-harvest and post-harvest activities, but our focus during fiscal years 2010 through 2012 was primarily related to post-harvest activities. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. Historical experience demonstrates that providing post-harvest advances results in our acquiring full market risk for the product, as it is possible (although unlikely) that our sale proceeds may be less than the amounts we paid to the grower. This is a result of the high level of volatility inherent in the avocado and perishable food markets, which are subject to significant pricing declines based on the availability of fruit in the market. In the event that we do make a pre-season advance, our ability to recover such pre-harvest advance would be largely dependent on the growers’ ability to deliver avocados to us, as well as the inherent risks of farming, such as weather and pests.

Sales of Chilean grown avocados have generally been significant during our 4th and 1st fiscal quarters. Additionally, with the Chilean harvesting season being complimentary to the California season (August through February), Chilean avocados are able to command competitive retail pricing in the market. During 2012, we distributed approximately 6% of the total Chilean avocados imported into the United States, based on our estimates.

We have developed a series of marketing and sales initiatives primarily aimed at our largest customers that are designed to differentiate our products and services from those offered by our competitors. Some of these key initiatives are as follows:

•

We continue to have success with our ProRipeVIP™ avocado ripening program. This proprietary program allows us to deliver avocados evenly ripened to our customers’ specifications. We have invested in the Aweta AFS (acoustic firmness sensor) technology and equipment. The most significant reason we invested in the Aweta systems is because the acoustic sensors measure firmness of the entire piece of fruit, as opposed to competitive mechanical tests that use pressure and calculated averages to measure firmness. We believe that ripened avocados help our customers address the consumers’ immediate needs and accelerate the sale of avocados through their stores. We currently have three Aweta systems in use in the United States, which, we believe, can effectively meet our customers’ demand for conditioned fruit.

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

We utilize ultra high pressure machines which are designed to “cold pasteurize” our guacamole products. Using high pressure only, this procedure substantially destroys the cells of any bacteria that could lead to spoilage, food safety, or oxidation issues. Once the procedure is complete, our packaged guacamole is cased and shipped to various retail and food service customers throughout the markets we service. By fiscal year 2010, we had two 215L ultra high pressure machine into service. These machines, which are located in Uruapan, pressurize all guacamole product lines, including all frozen products, which begun in fiscal 2010. A 3rd ultra high pressure machine, with a larger capacity of 350L, was put into service during our second fiscal quarter of 2011, but experienced a serious mechanical failure shortly after installation. In the first quarter of 2012, this machine was replaced with a new 350L capacity machine. We estimate that our operating capacity for all three ultra high pressure machines at year end to be approximately 49% and we believe this reasonable given our current sales projections and expected growth. Net sales of our ultra high pressure (fresh) products, typically sold to retail customers, represented approximately 50% and 49% of total guacamole products within the Calavo Foods segment sales for the years ended October 31, 2012 and 2011.

Sales in the U.S. and Canada are made principally through a commissioned nationwide broker network, which is supported by our regional sales managers. We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, strategically located warehouses, and market relationships. During fiscal year 2012, our 5 and 25 largest processed product customers represented approximately 4% and 8% of our total consolidated revenues. During fiscal year 2011, our 5 and 25 largest processed product customers represented approximately 3% and 8% of our total consolidated revenues. During fiscal years 2012, 2011 and 2010 none of our processed product customers represented more than 10% of total consolidated revenues.

In February 2010, we acquired a 65 percent ownership interest in newly created CSL which acquired substantially all of the assets of LSC. LSC is a regional producer in the upper Midwest of Salsa Lisa refrigerated salsas. We believe that this line of salsa will further diversify our product offerings and will be a natural complement to our ultra-high-pressure guacamole, as well as our Calavo tortilla chips.

RFG

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

RFG products range from fresh-cut fruit, ready-to-eat vegetables, recipe-ready vegetables and deli meat products. RFG sells under the popular labels of Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials to a wide range of customers. During fiscal year 2012, our 5 and 25 largest RFG product customers represented approximately 17% and 28% of our total consolidated revenues. During fiscal year 2011, our 5 and 25 largest RFG product customers represented approximately 6% and 11% of our total consolidated revenues. During fiscal years 2012 and 2011 none of our RFG product customers represented more than 10% of total consolidated revenues.

Sales and Other Financial Information by Business Segment and Product Category

Sales and other financial information by business segment are provided in Note 11 to our consolidated financial statements that are included in this Annual Report.

Patents and Trademarks

Our trademarks include the Calavo and RFG brand name and related logos. We also utilize the following trademarks in conducting our business: Avo Fresco, Bueno, Calavo Gold, Calavo Salsa Lisa, Salsa Lisa, Celebrate the Taste, El Dorado, Fresh Ripe, Select, Taste of Paradise, The First Name in Avocados, Tico, Triggered Avocados, ProRipeVIP™, Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials.

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

Research and Development

Prior to the acquisition of RFG, we did not undertake significant research and development efforts. Research and development programs, if any, were limited to the continuous process of refining and developing new techniques to enhance the effectiveness and efficiency of our Calavo Foods operations and the handling, ripening, storage, and packing of fresh avocados. With the acquisition of RFG, however, we have an increased emphasis on research and development for new and improved products which is driven by customer requests, changes in product specifications, customer and market research and/or innovative ideas generated by our own team of experts with food processing and culinary backgrounds. We solicit customer and supplier input, review process and product trends and conduct sensory and shelf life testing, all to expand the category and drive new sales for our customers. Research and development costs are charged to cost of sales when incurred. Total research and development costs for fiscal years 2012, 2011, and 2010, were less than $0.1 million.

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

Employees

As of October 31, 2012, we had 1,531 employees, of which 705 were located in the United States and 826 were located in Mexico. We do not have a significant number of United States employees covered by a collective bargaining agreement. 704 of Calavo’s Mexican employees are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage.

The following is a summary of the number of “salaried” and “hourly” employees as of October 31, 2012.

Location	Salaried	Hourly	Total
United States	179	526	705
Mexico	122	704	826

TOTAL	301	1,230	1,531

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters building from Limoneira Company (Limoneira) located in Santa Paula, California. In addition, RFG leases their corporate office in Ranch Cordova, California. We have numerous facilities throughout the United States, and two facilities in Mexico. See the following table for a summary of our locations:

United States Locations:

Packinghouses:

Leased or Owned:	City	State	Description
Owned	Santa Paula	California	Handles California, Mexican and Chilean avocados. The facility was purchased in 1955 and has had equipment improvements substantially equivalent to our Temecula facility. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Owned	Temecula	California	Handles California, Mexican and Chilean avocados. The facility was built in 1985 and has been improved in capacity and efficiency since then. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Operating and Distributing Facilities:

Leased or Owned:	City	State	Description
Owned	Santa Paula	California	Operates as a ripening, storage and shipping facility for our fresh avocado operations. Additionally, it also serves to store and ship certain processed avocado products as well. We sort and pack certain diversified commodities as well. We believe that the annual capacity of this facility will be sufficient to pack and ripen, if necessary, the expected annual volume of avocados and specialty commodities delivered to us.

Leased	Swedesboro	New Jersey	Primarily ripens, sorts, packs, and ships avocados. Additionally, it also serves to store and ship certain tropical commodities as well. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Leased	Garland	Texas	Primarily ripens, sorts, packs and ships fresh avocados. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Leased	Nogales	Arizona	Primarily ripens, sorts, packs and ships, tomatoes, and other diversified commodities as well. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Leased	Hilo	Hawaii	Primarily sorts, packs, and ships papayas. We believe that the annual capacity will be sufficient to handle our forecasted annual production needs.

Owned	Hilo	Hawaii	Primarily provides irradiation services for produce grown in Hawaii. We believe that the annual capacity will be sufficient to handle our forecasted annual production needs.

Leased	St. Paul	Minnesota	CSL facility that produces salsa. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Leased	Houston	Texas	RFG facility that primarily processes cut fruits and vegetables, salads, sandwiches, and wraps. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Leased	Sacramento	California	RFG facility that primarily processes cut fruits and vegetables, salads, sandwiches, and wraps. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Mexico Locations:

Packinghouse and Processing Facility:

Leased or Owned:	City	State	Description
Owned	Uruapan	Michoacan	Our processing facility was constructed pursuant to our restructuring plan approved in February 2003 and has undergone improvements since then. We believe that the annual capacity of this facility will be sufficient to process our forecasted annual production needs.

Owned	Uruapan	Michoacan	Handles avocados delivered to us by Mexican growers. The facility, which was previously leased, was built in 1985 and has been significantly improved in capacity and efficiency since then. We believe that the annual capacity of this facility will be sufficient to process our forecasted annual production needs.

Item 3. Legal Proceedings

From time to time, we become involved in legal proceedings that are related to our business operations. We are not currently a party to any legal proceedings that could have a material adverse effect upon our financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable

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

Name	Age	Position
Lecil E. Cole	73	Chairman of the Board, Chief Executive Officer and President
Arthur J. Bruno	62	Chief Operating Officer, Chief Financial Officer and Corporate Secretary
Robert J. Wedin	63	Vice President, Sales and Fresh Marketing
Alan C. Ahmer	64	Vice President, Processed Product Sales and Production
Michael A. Browne	54	Vice President, Fresh Operations

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

Fiscal 2012	High	Low
First Quarter	$27.06	$21.33
Second Quarter	$28.73	$24.88
Third Quarter	$29.34	$22.98
Fourth Quarter	$27.17	$21.17

Fiscal 2011	High	Low
First Quarter	$23.80	$20.99
Second Quarter	$23.55	$19.70
Third Quarter	$21.74	$18.70
Fourth Quarter	$22.88	$17.90

As of November 30, 2012, there were approximately 1,014 stockholders of record of our common stock.

During the year ended October 31, 2012, we did not issue any shares of common stock that were not registered under the Securities Act of 1933, except for the shares issued with the acquisition of RFG, which is discussed in Note 16 of the Consolidated Financial Statements. We did not repurchase any shares of our common stock.

Dividend Policy

Our dividend policy is to provide for an annual dividend payment, as determined by the Board of Directors. We anticipate paying dividends in the first quarter of our fiscal year.

On December 12, 2012, we paid a $0.65 per share dividend in the aggregate amount of $9.6 million to shareholders of record on November 28, 2012.

On December 12, 2011, we paid a $0.55 per share dividend in the aggregate amount of $8.1 million to shareholders of record on December 2, 2011.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following summary consolidated financial data (other than pounds information) for each of the years in the five-year period ended October 31, 2012 are derived from the audited consolidated financial statements of Calavo Growers, Inc.

Historical results are not necessarily indicative of results that may be expected in any future period. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto that are included elsewhere in this Annual Report.

	Fiscal Year Ended October 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Income Statement Data: (1)(2)(3)
Net sales	$551,119	$522,529	$398,351	$344,765	$361,474
Gross margin	60,666	42,308	51,530	44,533	33,181
Net income	16,947	10,955	17,640	13,611	7,725
Basic net income per share	$1.15	$0.75	$1.22	$0.94	$0.54
Diluted net income per share	$1.15	$0.75	$1.22	$0.94	$0.53
Balance Sheet Data as of End of Period(2):
Working capital	$9,656	$8,643	$14,801	$12,052	$15,413
Total assets	207,891	185,323	150,198	122,749	134,422
Current portion of long-term obligations	5,416	5,448	1,369	1,366	1,362
Long-term debt, less current portion	13,039	18,244	6,089	13,908	25,351
Shareholders’ equity	110,022	95,780	88,257	69,487	65,517
Cash Flows Provided by (Used in):
Operations	$21,723	$7,866	$19,979	$22,504	$5,296
Investing(1)(2)(4)	(7,161)	(20,907)	(9,502)	(6,497)	(7,454)
Financing	(10,233)	14,751	(10,288)	(16,641)	2,700
Other Data:
Dividends declared per share	$0.65	$0.55	$0.55	$0.50	$0.35
Net book value per share	$7.45	$6.52	$6.04	$4.79	$4.52
Pounds of California avocados sold	127,145	84,913	170,650	53,000	92,165
Pounds of non-California avocados sold	174,995	156,973	123,700	162,950	123,740
Pounds of processed avocados products sold	17,341	18,811	21,651	21,259	22,274

(1)	In October 2012, we entered into a sale agreement with SRD, pursuant to which the Company has agreed to sell to SRD all of our interest, representing one-half ownership, in Maui Fresh for $2.6 million. This transaction resulted in a gain on sale of approximately $0.5 million. See Note 17 in our consolidated financial statements for further information about the sale of Maui Fresh.
(2)	Operating results for fiscal 2012 and 2011 and balance sheet data as of end of those respective periods include the acquisition of RFG from the date of acquisition of June 1, 2011. For fiscal year 2012, RFG net sales, gross margins, and net income before taxes were $154.1 million, $12.4 million and $4.5 million. For fiscal year 2011, RFG net sales, gross margins, and net income before taxes were $56.7 million, $4.3 million and $1.2 million. We have paid the Sellers $14.2 million in cash, net of adjustments based on RFG’s financial condition at closing. See Note 16 to our consolidated financial statements for further discussion of this acquisition.
(3)	Operating results for fiscal 2012, 2011 and 2010 include the acquisitions of CSL from the date of acquisition of February 8, 2010. For fiscal year 2012, CSL’s net sales and gross losses were $2.1 million and $0.5 million. Net loss was not significant. For fiscal year 2011, CSL’s net sales and gross losses were $1.8 million and $0.3 million. Net loss was not significant. For fiscal year 2010, CSL’s net sales and gross losses were $0.8 million and $0.4 million. Net loss was not significant.
(4)	For fiscal year 2011, we made a $3.0 million infrastructure advance to Agricola Belher. For fiscal year 2012 and 2010, we did not make an infrastructure advance to Agricola Belher. For fiscal 2012, the 2012 payment was not made and both parties agreed to defer the payment until 2013. We collected $1.2 million and $1.8 million in fiscal years 2011 and 2010 related to infrastructure advances.

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

During the second quarter of 2012, we increased the number of our reportable segments and our Chief Executive Officer now reviews our business as having three reportable segments. Renaissance Food Group, LLC (RFG), which was previously included in our Calavo Foods segment, has now been separated as a segment of its own. The change in segments was made as RFG ceased having similar economic characteristics to products included in our Calavo Foods segment. Accordingly, we now have three reportable operating segments, (1) Fresh products, (2) Calavo Foods, and (3) RFG. Segment results of the prior period have been reclassified to reflect these changes.

Our Fresh products business grades, sizes, packs, cools, and ripens (if desired) avocados for delivery to our customers. We presently operate two packinghouses and three operating and distributing facilities that handle avocados across the United States. These packinghouses handled approximately 26% of the California avocado crop during the 2012 fiscal year, based on data obtained from the California Avocado Commission. Our operating results and the returns we pay our growers are highly dependent on the volume of avocados delivered to our packinghouses, as a significant portion of our costs is fixed. Our strategy calls for continued efforts to retain and recruit growers that meet our business model. Additionally, our Fresh products business also procures avocados grown in Chile and Mexico, as well as other various commodities, including tomatoes, papayas, and pineapples. We operate a packinghouse in Mexico that, together with certain co-packers that we frequently purchase fruit from, handled approximately 22% of the Mexican avocado crop bound for the United States market and approximately 5% of the avocados exported from Mexico to countries other than the United States during the 2011-2012 Mexican season, based on our estimates. Additionally, during the 2011-2012 Chilean avocado season, we handled approximately 6% of the Chilean avocado crop, based on our estimates. Our strategy is to increase our market share of currently sourced avocados to all accepted marketplaces. We believe our diversified avocado sources provides a level of supply stability that may, over time, help solidify the demand for avocados among consumers in the United States and elsewhere in the world. We believe our efforts in distributing our other various commodities, such as those shown above, complement our offerings of avocados. From time to time, we continue to explore distribution of other crops that provide reasonable returns to the business.

Our Calavo Foods business procures avocados, processes avocados into a wide variety of guacamole products, and distributes the processed product to our customers. All of our prepared avocado products shipped to North America are now “cold pasteurized” and include both frozen and fresh guacamole. Due to the long shelf-life of our frozen guacamole and the purity of our fresh guacamole, we believe that we are well positioned to address the diverse taste and needs of today’s customers. Additionally, we also prepare various fresh salsa products. Customers include both food service industry and retail businesses. We continue to seek to expand our relationships with major food service companies and develop alliances that will allow our products to reach a larger percentage of the marketplace.

Net sales of frozen products represented approximately 50% and 51% of total processed segment sales for the years ended October 31, 2012 and 2011. Net sales of our ultra high pressure products represented approximately 50% and 49% of total processed segment sales for the years ended October 31, 2012 and 2011.

Our RFG business produces, markets and distributes nationally a portfolio of healthy, high quality lifestyle products for consumers via the retail channel. RFG products range from fresh-cut fruit, ready-to-eat vegetables, recipe-ready vegetables and deli meat products. RFG sells under the popular labels of Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials to a wide range of customers.

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

Recent Developments

Dividend Payment

On December 12, 2012, we paid a $0.65 per share dividend in the aggregate amount of $9.6 million to shareholders of record on November 28, 2012.

Contingencies

Hacienda Suits – During the fourth quarter of fiscal 2012, we won our appeal related to the examination of the tax year ended December 31, 2005. We believe this examination is now completed, resulting in no impact on our financial statements.

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

Based on discussions with our outside legal counsel in Mexico, we did not believe we would be able to appeal this decision any further (i.e. to the Mexican Supreme Court) and, as a result, were forced to pay an assessment. The total net assessment related to these allegations was approximately $1.8 million, which we recorded as income tax expense for the year ended October 31, 2012. The payment related to this tax assessment was paid during our third fiscal quarter.

Sale of Investment in Maui Fresh International, LLC (Maui)

On October 31, 2012, Calavo entered into a Sale of LLC Interest Agreement (Sale Agreement) with San Rafael, pursuant to which the Company agreed to sell to San Rafael all of our interest, representing one-half ownership, in Maui for $2.6 million. This transaction resulted in a gain on sale of approximately $0.5 million.

Since 2006, Calavo and San Rafael both had a 50% interest in the joint venture of Maui for the purpose of the marketing, sale and distribution of fresh produce from the Los Angeles Wholesale Produce Market.

Pursuant to the Sale Agreement, San Rafael made an initial down payment of $0.3 million on October 31, 2012. Concurrently, San Rafeal also entered into two promissory notes, the “Equity Promissory Note” and the “Goodwill Promissory Note.” The equity promissory note of $1.0 million and the goodwill promissory note of $1.3 million have been secured by a pledge by San Rafael’s entire ownership interest on Maui and were guaranteed by Francisco Clouthier (owner of San Rafael).

The Equity Promissory Note, totaling approximately $1.0 million, will be paid in 36 equal monthly principal payments plus accrued interest, as defined, on the unpaid principal balance. The entire amount of principal and all accrued unpaid interest shall be due and payable on November 1, 2015.

The Goodwill Promissory Note, totaling $1.3 million, is due and payable in full on November 1, 2017.

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

Goodwill and acquired intangible assets. Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We performed our annual assessment of goodwill and determined that an impairment $0.1 million existed related to the acquisition of CSL. This impairment was a result of less than anticipated sales since acquisition, and a forecast projection analysis with the consultation from a third party consulting firm. The impairment was recorded in cost of goods sold. No other impairments were noted as of October 31, 2012.

Contingent consideration. Each period, we revalue our contingent consideration obligations to their fair value and record increases or decreases in the fair value into selling, general and administrative expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in the assumed timing and amount of revenue and expense estimates, changes in the probability of payment scenarios, as well as changes in capital market conditions, which impact the discount rate used in the Fair Valuation. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given period. Total net increase to the contingent considerations in fiscal year 2012 totaled $0.4 million. Total net decrease to the contingent considerations in fiscal year 2011 totaled $0.5 million.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of income, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Gross margins	11.0%	8.2%	12.9%
Selling, general and administrative	6.0%	4.7%	5.8%
Operating income	5.0%	3.5%	7.1%
Interest income	0.0%	0.0%	0.1%
Interest expense	(0.2)%	(0.2)%	(0.2)%
Other income, net	0.2%	0.0%	0.1%
Net income	3.1%	2.1%	4.4%

Net Sales

We believe that the fundamentals for our products continue to be favorable. Firstly, Americans are eating more avocados. United States (U.S.) avocado demand continues to grow, with per capita use at nearly 4.0 pounds per person, on average, over the past three years (2008/09 – 2010/11), 66 percent higher than the 2000/01 – 2002/03 average and more than double the average during the 1990s. We believe that the healthy eating trend that has been developing in the United States contributes to such growth, as avocados, which are cholesterol and sodium free, are dense in fiber, vitamin B6, antioxidants, potassium, folate, and contain unsaturated fat, which help lower cholesterol. Also, a growing number of research studies seem to suggest that phytonutrients, which avocados are rich in, help fight chronic illnesses, such as heart disease and cancer.

Additionally, we believe that the demographic changes in the U.S. will greatly impact the consumption of avocados and avocado-based products. The Hispanic community currently accounts for approximately 17% of the U.S. population, and the total number of Hispanics is estimated to triple by the year 2050. Avocados are considered a staple item purchased by Hispanic consumers, as the per-capita avocado consumption in Mexico is considered significantly higher than that of the U.S.

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

In October 2002, the USDA announced the creation of a Hass Avocado Board to promote the sale of Hass variety avocados in the U.S. marketplace. This board provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace. The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales. We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our avocado businesses. During fiscal 2012, 2011 and 2010, on behalf of avocado growers, we remitted approximately $0.9 million, $1.8 million and $2.0 million to the California Avocado Commission. During fiscal 2012, 2011 and 2010, we remitted approximately $5.7 million, $4.8 million and $5.6 million to the Hass Avocado Board related to avocados.

Additionally, through the acquisition of RFG, we substantially expanded and accelerated the company’s presence in the fast-growing refrigerated fresh packaged foods category through an array of retail product lines for produce, deli, meat and food service departments.

We also believe that our diversified fresh products, primarily tomatoes, papayas and pineapples, are positioned for future growth and expansion.

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

The following tables set forth sales by product category and sales incentives, by segment (dollars in thousands):

	Year ended October 31, 2012				Year ended October 31, 2011
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG (1)	Total
Third-party sales:
Avocados	$318,556	$—	$—	$318,556	$376,980	$—	$—	$376,980
Tomatoes	11,404	—	—	11,404	23,903	—	—	23,903
Papayas	12,753	—	—	12,753	13,245	—	—	13,245
Pineapples	6,840	—	—	6,840	4,278	—	—	4,278
Other fresh products	1,788	—	—	1,788	3,276	—	—	3,276
Food service	—	36,289	—	36,289	—	37,431	—	37,431
Retail and club	—	19,758	157,333	177,091	—	17,204	58,020	75,224

Total gross sales	351,341	56,047	157,333	564,721	421,682	54,635	58,020	534,337
Less sales incentives	(759)	(9,623)	(3,220)	(13,602)	(1,024)	(9,484)	(1,300)	(11,808)

Net sales	$350,582	$46,424	$154,113	$551,119	$420,658	$45,151	$56,720	$522,529

(1)	As the acquisition for RFG was completed on June 1, 2011, only five months are included in prior year ended October 31, 2011

	Year ended October 31, 2011				Year ended October 31, 2010
	Fresh products	Calavo Foods	RFG (1)	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$376,980	$—	$—	$376,980	$288,814	$—	$—	$288,814
Tomatoes	23,903	—	—	23,903	41,595	—	—	41,595
Papayas	13,245	—	—	13,245	11,278	—	—	11,278
Pineapples	4,278	—	—	4,278	3,838	—	—	3,838
Other fresh products	3,276	—	—	3,276	3,617	—	—	3,617
Food service	—	37,431	—	37,431	—	40,654	—	40,654
Retail and club	—	17,204	58,020	75,224	—	17,473	—	17,473

Total gross sales	421,682	54,635	58,020	534,337	349,142	58,127	—	407,269
Less sales incentives	(1,024)	(9,484)	(1,300)	(11,808)	(1,090)	(7,828)	—	(8,918)

Net sales	$420,658	$45,151	$56,720	$522,529	$348,052	$50,299	$—	$398,351

(1)	As the acquisition for RFG was completed on June 1, 2011, only five months are included in prior year ended October 31, 2011.

Net sales to third parties by segment exclude inter-segment sales and cost of sales. For fiscal years 2012, 2011, and 2010, inter-segment sales and cost of sales for Fresh products totaling $22.2 million, $15.8 million and $11.7 million were eliminated. For fiscal years 2012, 2011, and 2010, inter-segment sales and cost of sales for Calavo Foods totaling $11.6 million, $11.2 million, and $9.5 million were eliminated.

The following table summarizes our net sales by business segment:

	2012	Change	2011	Change	2010
	(Dollars in thousands)
Net sales:
Fresh products	$350,582	(16.7%)	$420,658	20.9%	$348,052
Calavo Foods	46,424	2.8%	45,151	10.1%	50,299
RFG	154,113	171.7%	56,720	N/A	—

Total net sales	$551,119	5.5%	$522,529	31.2%	$398,351

As a percentage of net sales:
Fresh products	63.6%		80.5%		87.4%
Calavo Foods	8.4%		8.6%		12.6%
RFG	28.0%		10.9%		—

	100.0%		100.0%		100.0%

Net sales for the year ended October 31, 2012, compared to 2011, increased by $28.6 million, or 5.5%. The increase in sales, when compared to the same corresponding prior year period, is primarily related to an increase in product sales of the RFG and primarily due to only five months of RFG sales being included in the 2011 results based on the timing of the RFG acquisition. Not considering RFG, we experienced a decrease in Fresh product sales during fiscal year 2012, which was due primarily to decreased sales of Mexican, California and Chilean sourced avocados, as well as tomatoes, partially offset by an increase in sales of pineapples. While the procurement of fresh avocados related to our Fresh products segment is very seasonal, our Calavo Foods business is generally not subject to a seasonal effect. See detailed explanations below.

Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Fiscal 2012 vs. Fiscal 2011:

Net sales delivered by the Fresh products business decreased by approximately $70.1 million, or 16.7%, for the year ended October 31, 2012, when compared to fiscal 2011. As discussed above, this decrease in Fresh product sales during fiscal year 2012 was primarily related to decreased sales of Mexican, California and Chilean sourced avocados, as well as tomatoes. These decreases were partially offset, however, by increased sales from pineapples. See details below.

Sales of Mexican sourced avocados decreased $36.5 million, or 16.8%, primarily for the year ended October 31, 2012, when compared to the same prior year period. The decrease in Mexican sourced avocados was due to a decrease in the sales price per carton, which decreased by approximately 25.8%, when compared to the same prior year period. We attribute this decrease primarily to a higher overall volume of avocados in the marketplace. Partially offsetting this decrease, was an increase in pounds sold of 18.2 million pounds or 12.1%, when compared to the same prior year period. Mexican grown avocados are primarily sold in the U.S., Japanese, and European marketplace.

Sales of California sourced avocados decreased $21.1 million, or 14.1%, for the year ended October 31, 2012, when compared to the same prior year period. The decrease in California sourced avocados was primarily due to a decrease in sales price per carton, which decreased approximately 42.6%. Partially offsetting this decrease was an increase in pounds sold, which increased approximately 42.2 million pounds or 49.7%. We attribute most of this increase in volume and decrease in per sale price per carton to the larger California avocado crop in 2012, when compared to 2011. California avocados are primarily sold in the U.S. marketplace.

Sales of tomatoes decreased $12.5 million, or 52.3%, for the year ended October 31, 2012, when compared to the same period for fiscal 2011. The decrease in sales for tomatoes is primarily due to a decrease in the sales price per carton of 52.7%, when compared to the same prior year period. We attribute most of the decrease in the per carton selling price to the higher volume of tomatoes from all sources in the U.S. marketplace.

Sales of Chilean sourced avocados decreased $1.5 million, or 19.9% for the year ended October 31, 2012, when compared to the same prior year period. The decrease in Chilean sourced avocados was primarily due to a decrease in pounds sold. Chilean sourced avocados sales reflect a decrease in 1.3 million pounds of avocados sold, or 18.5%, when compared to the same prior year period.

Partially offsetting such decreases was an increase in sales of pineapples, which increased $2.6 million, or 59.9%, for the year ended October 31, 2012, when compared to the same prior year period. The increase in sales of pineapples was primarily due to an increase in units sold of 83.7%, when compared to the same prior year period. We believe this increase is due to a more consistent reliable source of fresh pineapples and a new offering of crownless pineapples, which has increased our sales volume.

We anticipate that sales of Mexican grown avocados will increase in fiscal 2013, when compared to the same prior year period, due to a large Mexican avocado crop, partially offset by a decrease overall sales prices. We anticipate that sales volume of California grown avocados will increase in fiscal 2013, due to a larger expected California avocado crop. We anticipate sales of Chilean avocados to decrease based on the aforementioned large Mexican avocado crop.

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

Calavo Foods

Fiscal 2012 vs. Fiscal 2011:

Sales for Calavo Foods for the year ended October 31, 2012, when compared to the same period for fiscal 2011, increased $1.3 million, or 2.8%. This increase was due primarily to an increase in sales of prepared guacamole products of $0.8 million or 1.8%, an increase in sales of salsa, which increased approximately $0.3 million, or 14.5%, and an increase of sales of tortilla chips, which increased approximately $0.2 million, or 26.3%. The increase in prepared guacamole products was primarily related to a 10.2% increase in the average net selling price per pound for our frozen and refrigerated guacamole products (formerly high-pressure), partially offset by a decrease in overall pounds sold by 7.8%.

Fiscal 2011 vs. Fiscal 2010:

Calavo Foods sales for the year ended October 31, 2011, when compared to the same period for fiscal 2010, decreased $5.1 million, or 10.1%. This decrease in sales primarily relates to a decrease in pounds sold of our prepared guacamole products, which decreased approximately 13.1%. The decrease in pounds sold primarily related to a decrease in the pounds sold of our frozen guacamole products, which decreased approximately 18.5%, and a decrease in the sale of our refrigerated guacamole products (formerly high-pressure, see below), which decreased approximately 6.7% when compared to the same prior year period. In an effort to enhance product safety and quality in the segment, we implemented changes in our food safety standards that added steps in our manufacturing process during the first quarter of fiscal 2011. As a result, there was a temporary disruption, which adversely impacted supply and sales in the segment. In addition, sales were impacted, as substantially all guacamole products are now high-pressured for food safety purposes and that the packaging requested from certain customers does not allow for high pressured products. This resulted in the discontinuance of sales to some high-volume, low-margin customers. The net average selling price increased 4.9% during the year ended October 31, 2011, when compared to the same prior year period. This increase is primarily related to a change in sales mix and a price increase that went into effect in July 2011 on substantially all products.

RFG

Sales for RFG for the year ended October 31, 2012, when compared to the same prior year period, increased $97.4 million, or 171.7%. As the acquisition was completed on June 1, 2011, only five months of sales are included in fiscal year 2011.

Gross Margins

Our cost of sales consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Gross margins increased by approximately $18.3 million, or 43.4%, for the year ended October 31, 2012, when compared to the same period for fiscal 2011. We achieved higher gross margins at all three of our segments.

The following table summarizes our gross margins and gross profit percentages by business segment:

	2012	Change	2011	Change	2010
	(Dollars in thousands)
Gross Margins:
Fresh products	$34,295	9.6%	$31,287	(18.6%)	$38,443
Calavo Foods	14,002	107.5%	6,748	(48.4%)	13,087
RFG	12,369	189.5%	4,273	N/A	—

Total gross margins	$60,666	43.4%	$42,308	(17.9%)	$51,530

Gross profit percentages:
Fresh products	9.8%		7.4%		11.0%
Calavo Foods	30.2%		14.9%		26.0%
RFG	8.0%		7.5%		—
Consolidated	11.0%		8.1%		12.9%

Fresh products

Fiscal 2012 vs. Fiscal 2011:

During fiscal year 2012, as compared to the same prior year periods, we experienced an overall increase in the Fresh products gross margin percentage. The increase was primarily related to an increase in the gross margin percentage for California and Mexican sourced avocados. The gross margin from California sourced avocados primarily increased due to a significant increase in the volume of California avocados sold for the year ended October 31, 2012, as compared to the same prior year period, which increased 49.7%. This increase was primarily related to the larger California avocado crop for 2012, when compared to prior year. This had the effect of decreasing our fixed per pound costs, which, as a result, positively impacted gross margins. The gross margin from Mexican sourced avocados increased due to lower fruit costs per pound, which decreased by 33.9%, when compared to the same prior year period. We believe this decrease was primarily related to the increase in the availability of avocados in the U.S. marketplace, when compared to the same prior year period. In addition, the U.S. Dollar to Mexican Peso exchange rate strengthened in fiscal year 2012, when compared to the same prior period. All of these combined had the effect of decreasing our per pound costs related to Mexican sourced avocados, which, as a result, positively impacted gross margins.

Any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh segments.

The gross margin and/or gross profit percentage for consignment sales, including certain Chilean avocados and tomatoes, are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers. The gross margin we earn is generally based on a commission agreed to with each party, which usually is a percent of the overall selling price. Although we generally do not take legal title to such avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, our results of operations include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. For fiscal years 2012, we generated gross margins of $2.4 million from consigned sales. This is a $1.1 million decrease in gross margin for consigned sales compared to previous year. This decrease is due to a decrease in tomato sales of 52.3% for fiscal 2012, when compared to the same prior year period. The decrease in sales for tomatoes is primarily due to a decrease in the sales price per carton of 52.7%, when compared to the same prior year period. We attribute most of the decrease in the per carton selling price to the higher volume of tomatoes from all sources in the U.S. marketplace.

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

Calavo Foods

Fiscal 2012 vs. Fiscal 2011:

Gross profit percentages for Calavo Foods for the year ended October 31, 2012, as compared to the same prior year period, increased primarily as a result of lower fruit and operating costs, partially offset by a decrease in total pounds sold. Fruit costs for the year ended October 31, 2012, decreased 33.9%, when compared to the same prior year period. These decreases in fruit costs are primarily due to the increase in the availability of avocados in the U.S. marketplace, when compared to same prior year period. In addition, the strengthening of the U.S. Dollar compared to the Mexican Peso, year-over-year, decreased our per pound costs. All of these combined had the effect of decreasing our per pound costs, which, as a result, positively impacted gross margins. We anticipate that the gross margin percentage for our Calavo Foods segment will continue to experience significant fluctuations during this fiscal year primarily due to the uncertainty of the cost of fruit that will be used in the production process. In addition, any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Calavo Foods segment.

Fiscal 2011 vs. Fiscal 2010:

Gross profit percentages for Calavo Foods for the year ended October 31, 2011, as compared to the same prior year period, decreased primarily as a result of significantly higher fruit costs. Fruit costs increased 55.2% for the year ended October 31, 2011, when compared to the same prior year period. We attribute this increase primarily to a lower overall volume of avocados in the marketplace, in conjunction with a steady-to-higher demand for avocados, when compared to the same prior year period. As discussed above, material fluctuations in fruit costs can have a significant impact on gross margins in the Calavo Foods segment. The increase in our production costs was primarily related to the aforementioned change (see net sales discussion) in the food safety standards that added steps in our manufacturing process during the first quarter of fiscal 2011. In addition, in the fourth quarter of 2011, our 350L ultra high pressure machine experienced a mechanical failure. This restricted the amount of product that could be produced, which lowered our overall volume and increasing our production costs. We replaced this machine in the first quarter of 2012, and believe our operating capacity to be sufficient to meet our production needs.

In addition, the U.S. Dollar to Mexican Peso exchange rate weakened during fiscal 2011, as compared to the corresponding prior year period. This had the effect of increasing our per pound costs, which, as a result, negatively impacted gross margins.

RFG

Gross profit for RFG for the year ended October 31, 2012, when compared to the same prior year period, increased $8.1 million, or 189.5%. As the acquisition was completed on June 1, 2011, only five months of sales are included in fiscal year 2011.

Selling, General and Administrative

	2012	Change	2011	Change	2010
	(Dollars in thousands)
Selling, general and administrative(1)	$33,128	38.2%	$23,976	3.5%	$23,168
Percentage of net sales	6.0%		4.6%		5.8%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $9.2 million, or 38.2%, for the year ended October 31, 2012, when compared to the same prior year period. This increase was primarily related to the acquisition of RFG which contributed $7.8 million in selling, general and administrative expenses for the year ended October 31, 2012, compared with only $3.1 million being contributed from RFG in prior year. As the acquisition of RFG was completed on June 1, 2011, only five months of selling, general and administrative are included in fiscal year 2011. The remaining is an increase of $4.5 million, which is due to higher corporate costs, including, but not limited to, management bonuses (totaling approximately $3.4 million), an increase in the contingent consideration liability related to the acquisition of RFG (totaling approximately $0.6 million), a decrease in prior year’s contingent consideration liability related to the acquisition of CSL (totaling approximately $0.2 million), promotions and advertising (totaling approximately $0.3 million), stock option expense (totaling approximately $0.2 million), depreciation (totaling approximately $0.2 million), and data processing (totaling approximately $ 0.2 million). These increases were partially offset by decreases in legal fees (totaling approximately $0.2 million), broker commissions (totaling approximately $0.2 million), travel and entertainment expenses (totaling approximately $0.1 million), and director’s fees (totaling approximately $0.1 million).

Selling, general and administrative expenses increased $0.8 million, or 3.5%, for the year ended October 31, 2011, when compared to the same prior year period. This increase was primarily related to the acquisition of RFG which contributed $3.1 million in selling, general and administrative expenses for the year ended October 31, 2011. The remaining is a decrease of $2.3 million, which is due to lower corporate costs, including, but not limited to, management bonuses (totaling approximately $3.2 million), and a decrease in the contingent consideration liability related to the acquisition of CSL (totaling approximately $0.6 million), partially offset by increases in salaries and employee benefits (totaling approximately $1.2 million), and broker commission (totaling approximately $0.3 million).

Interest Income

	2012	Change	2011	Change	2010
	(Dollars in thousands)
Interest income	$229	19.9%	$191	(30.3%)	$274
Percentage of net sales	0.0%		0.0%		0.1%

Interest income was primarily generated from loans to growers. The increase in interest income in fiscal 2012 as compared to 2011 is due to the payments on the principal balances for infrastructure advances to Agricola Belher being deferred until 2013.

Interest Expense

	2012	Change	2011	Change	2010
	(Dollars in thousands)
Interest expense	$1,152	13.4%	$1,016	21.8%	$834
Percentage of net sales	(0.2%)		(0.2%)		(0.2%)

Interest expense is primarily generated from our line of credit borrowings, as well as our term loan agreements with Farm Credit West, PCA (FCW) and Bank of America, N.A. (BoA). For fiscal 2012, as compared to fiscal 2011, the increase in interest expense was primarily related to a higher average outstanding balance on our non-collateralized, revolving credit facilities with FCW and BoA.

In 2011, we entered into a loan agreement with FCW in connection with the acquisition of RFG. For fiscal 2011, as compared to fiscal 2010, the increase in interest expense was primarily related to a higher average outstanding balance under our term loan agreements and our non-collateralized, revolving credit facilities with FCW and BoA.

Other Income, Net

	2012	Change	2011	Change	2010
	(Dollars in thousands)
Other income, net	$887	533.6%	$140	(67.4)%	$430
Percentage of net sales	0.2%		0.0%		0.1%

Other income, net includes dividend income, as well as certain other transactions that are outside of the normal course of operations. During fiscal year 2012, we agreed to sell to San Rafael all of our interest, representing one-half ownership, in Maui. This transaction resulted in a gain on sale of approximately $0.5 million, and was recorded as other income. During fiscal 2012, 2011, and 2010, we received $0.2 million as dividend income from Limoneira. Partially offsetting dividend income within other income for fiscal year 2011 was the disposal of Property, Plant and Equipment not fully amortized for a loss of approximately $0.1 million.

Provision for Income Taxes

	2012	Change	2011	Change	2010
	(Dollars in thousands)
Provision for income taxes	$11,055	52.5%	$7,249	(36.1)%	$11,341
Percentage of income before provision for income taxes	39.5%		39.8%		39.1%

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

Based on discussions with our outside legal counsel in Mexico, however, we did not believe we would be able to appeal this decision any further (i.e. to the Mexican Supreme Court) and, as a result, were forced to pay an assessment. The income tax assessment related to these allegations amounted to $1.8 million. The payment related to this tax assessment was paid during our third fiscal quarter. This had the effect of increasing our effective income tax rate for fiscal 2012.

Substantially offsetting the impact of this assessment on our tax provision are tax benefits recognized due to a shift of income between taxing jurisdictions, tax credits received through California’s Enterprise Zone Hiring Credit Program (EZC) and an increase in the Section 199 deduction. We expect to continue to receive tax benefits related to the shift of income between taxing jurisdictions, as well as the EZC credits, during fiscal 2013.

The effective income tax rate for fiscal years 2012 and 2011 is higher than the federal statutory rate principally due to state and foreign taxes.

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2012. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with our audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. Historically, we receive and sell a substantially lesser number of California avocados in our first fiscal quarter.

	Three months ended
	Oct. 31, 2012	July 31, 2012	Apr. 30, 2012	Jan. 31, 2012	Oct. 31, 2011	July 31, 2011	Apr. 30, 2011	Jan. 31, 2011
	(in thousands, except per share amounts)
Statement of Operations Data
Net sales	$141,552	$153,181	$138,992	$117,394	$147,349	$165,141	$118,720	$91,319
Cost of sales	123,696	136,968	124,297	105,492	134,145	153,902	109,386	82,788

Gross margin	17,856	16,213	14,695	11,902	13,204	11,239	9,334	8,531
Selling, general and administrative	10,258	7,758	7,618	7,494	6,808	6,743	5,549	4,876

Operating income	7,598	8,455	7,077	4,408	6,396	4,496	3,785	3,655
Other income (expense), net	494	(127)	158	(61)	(268)	(105)	223	22

Income before provision for income taxes	8,092	8,328	7,235	4,347	6,128	4,391	4,008	3,677
Provision for income taxes	1,976	2,684	4,700	1,695	2,540	1,689	1,634	1,386

Net income	6,116	5,644	2,535	2,652	3,588	2,702	2,374	2,291
Add: Net loss-noncontrolling interest	44	21	13	27	51	11	30	21

Net income-Calavo Growers, Inc	$6,160	$5,665	$2,548	$2,679	$3,639	$2,713	$2,404	$2,312

Basic	$0.42	$0.38	$0.17	$0.18	$0.25	$0.18	$0.16	$0.16
Diluted	$0.42	$0.38	$0.17	$0.18	$0.25	$0.18	$0.16	$0.16
Number of shares used in per share computation:
Basic	14,795	14,787	14,787	14,772	14,769	14,755	14,726	14,723
Diluted	14,822	14,806	14,802	14,789	14,781	14,767	14,734	14,736

Liquidity and Capital Resources

Operating activities for fiscal 2012, 2011 and 2010 provided cash flows of $21.7 million, $7.9 million, and $20.0 million. Fiscal year 2012 operating cash flows reflect our net income of $16.9 million, net noncash charges (depreciation and amortization, income from unconsolidated entities, provision for losses on accounts receivable, interest on deferred compensation, deferred income taxes, and stock compensation expense) of $5.3 million and a net decrease from changes in the non-cash components of our working capital accounts of approximately $0.5 million.

Fiscal year 2012 decreases in operating cash flows, caused by working capital changes, includes an increase in inventory of $5.2 million, an increase in accounts receivable of $2.8 million, and an increase in prepaid expenses and other current assets of $0.6 million, partially offset by a decrease in payable to growers of $3.4 million, a decrease in trade accounts payable and accrued expenses of $3.2 million, a decrease in advances to suppliers of $1.0 million and a decrease in income tax receivable of $0.5 million.

The increase in our inventory balance is primarily related to an increase in Mexico avocado inventory on hand at October 31, 2012, as compared to the same prior year period. The increase in our accounts receivable balance as of October 31, 2012, when compared to October 31, 2011, primarily reflects more California and Mexican sourced avocado sales recorded in the month of October 2012, as compared to October 2011. The increase in prepaid expenses and other current assets is primarily due to the current portion of the note receivable issued related to the sale of Maui to San Rafael. The increase in payable to our growers primarily reflects an increase in California fruit delivered in the month of October 2012, as compared to the month of October 2011. The increase in our trade accounts payable and accrued expenses primarily reflect a contingent consideration accrual related to our acquisition of RFG (see Note 16 to our Consolidated Financial Statements). The decrease in advances to suppliers is primarily due to a decrease in pre-season advances to our tomato grower Agricola Belher.

Cash used in investing activities was $7.2 million, $20.9 million, and $9.5 million for fiscal years 2012, 2011, and 2010. Fiscal year 2012 cash flows used in investing activities include capital expenditures of $7.8 million. Such payments were partially offset by distributions received of $0.3 million throughout the year from our joint venture Maui and proceeds received of $0.3 million related to the sale of Maui to San Rafael.

Cash used in financing activities was $10.2 million for fiscal year 2012. Cash provided by financing activities was $14.8 million for fiscal year 2011. Cash used in financing activities was $10.3 million for fiscal year 2010. Cash used during fiscal year 2012 primarily related to the payment of a dividend of $8.1 million and payments on long-term debt obligations of $5.2 million Partially offsetting these proceeds, however, includes proceeds from our non-collateralized, revolving credit facilities totaling $2.3 million, and $0.8 million provided by the exercise of stock options.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of October 31, 2012 and 2011 totaled $7.1 million and $2.8 million. Our working capital at October 31, 2012 was $9.7 million, compared to $8.6 million at October 31, 2011.

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

Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.8% and 1.6% at October 31, 2012 and 2011. Under these credit facilities, we had $20.2 million and $17.9 million outstanding as October 31, 2012 and 2011. These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined). We were in compliance with all such covenants at October 31, 2012.

The following table summarizes contractual obligations pursuant to which we are required to make cash payments. The information is presented as of our fiscal year ended October 31, 2012:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (including interest)	$19,593	$5,944	$10,901	$2,287	$461

Revolving credit facilities	20,170	20,170	—	—	—
Defined benefit plan	245	38	76	76	55
Operating lease commitments	17,210	2,656	5,046	3,915	5,593

Total	$57,218	$28,808	$16,023	$6,278	$6,109

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

With similar precision, amounts remitted to the Hass Avocado Board (HAB) in connection with their assessment program are likewise not determinable until the fruit is actually delivered to us. HAB assessments are primarily used to fund marketing and promotion efforts.

Potential Cash Requirements for RFG Acquisition

If RFG earnings before interest, taxes, depreciation and amortization (EBITDA) for any 12-month period commencing after the closing date (June 1, 2011) and ending prior to the fifth anniversary of such closing date are equal to or greater than $8 million, and RFG has concurrently reached a corresponding revenue achievement, we have agreed to pay $5 million in cash and to issue 827,000 shares of unregistered Calavo common stock, representing total consideration of approximately $24 million (based on the per share common stock price of $23 as agreed to per the acquisition agreement). This represents the maximum that can be awarded pursuant to the 1st earn-out payment. In the event that the maximum EBITDA and revenue achievements have not been reached within five years after the closing date, but RFG’s 12-month EBITDA during such period equals or exceeds $6 million and RFG has concurrently reached a corresponding revenue achievement, a sliding-scale, as defined, will be used to calculate payment. The minimum amount to be paid in the sliding-scale related to the 1st earn-out payment is approximately $14 million, payable in both cash and shares of unregistered Calavo common stock. RFG has five years to achieve any consideration pursuant to the 1st earn-out payment.

Assuming that the maximum earn-out payment has been achieved in the 1st earn-out payment, if RFG’s EBITDA, for a 15-month period commencing after the closing date and ending prior to the fifth anniversary of the closing date, is equal to or greater than $15 million for each of the 12-month periods therein, and RFG has concurrently reached a corresponding revenue achievement, we have agreed to pay $50 million in cash and to issue 434,783 shares of unregistered Calavo common stock, representing total consideration of approximately $60 million (based on the per share common stock price of $23 as agreed to per the acquisition agreement). This represents the maximum that can be awarded pursuant to the 2nd earn-out payment. In the event that the maximum EBITDA and revenue achievements have not been reached within five years after the closing date, but RFG’s 12-month EBITDA during such period equals or exceeds $10 million, and RFG has concurrently reached a corresponding revenue achievement, a sliding scale will be used to calculate payment. The minimum amount to be paid in the sliding-scale related to the 2nd earn-out payment is approximately $27 million, payable in both cash and shares of unregistered Calavo common stock. RFG has five years to achieve any consideration pursuant to the 2nd earn-out payment. No payment will be made under the contingent earn-out provisions of the RFG acquisition agreement if the EBITDA and revenue targets are not met.

See the following table for the corresponding minimum and maximum payments, both cash and common stock, which could be paid via the 1st and 2nd earn-outs (in 000s):

	1st Earn-out, Minimum	1st Earn-out, Maximum	2nd Earn-Out, Minimum	2nd Earn-Out, Maximum
Cash	$2,917	$5,000	$16,657	$50,000
Common stock (# of shares)	482	827	435	435

Recently Adopted Accounting Pronouncements

In December 2010, the FASB issued an update to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of this accounting guidance did not have a material impact on our financial statements.

Recently Issued Accounting Standards

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this standard will have no impact on our financial statements.

In December 2011, the FASB issued guidance to defer the effective date for those aspects relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of this standard will have no impact on our financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

In July 2012, the FASB issued additional guidance to simplify the assessment of testing the impairment of indefinite-lived intangible assets other than goodwill and will become effective for fiscal years beginning after September 15, 2012. The amended guidance allows us to do an initial qualitative assessment to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets are less than their carrying amounts prior to performing the quantitative indefinite-lived intangible asset impairment test. The adoption of this amendment will not have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2012.

	Expected maturity date October 31,
(All amounts in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$7,103	$—	$—	$—	$—	$—	$7,103	$7,103
Accounts receivable (1)	38,870	—	—	—	—	—	38,870	38,870
Advances to suppliers (1)	2,369	—	—	—	—	—	2,369	2,369

Liabilities
Payable to growers (1)	$8,475	$—	$—	$—	$—	$—	$8,475	$8,475
Accounts payable (1)	7,898	—	—	—	—	—	7,898	7,898
Current borrowings pursuant to credit facilities (1)	20,170	—	—	—	—	—	20,170	20,170
Fixed-rate long-term obligations (2)	5,416	5,415	4,940	2,134	108	442	18,455	18,811

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.
(2)	Fixed-rate long-term obligations bear interest rates ranging from 1.7% to 5.7% with a weighted-average interest rate of 3.0%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $395,000.

Except as disclosed in Note 2, we were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. We do not anticipate using derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates during fiscal 2013. Total foreign currency gains for fiscal 2012, net of losses was $0.1 million. Total foreign currency losses for fiscal 2011, net of gains, was less than $0.1 million. Total foreign currency losses for fiscal 2010, net of gains was $0.1 million.

Item 8.	Financial Statements and Supplementary Data

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$7,103	$2,774
Accounts receivable, net of allowances of $3,221 (2012) and $2,285 (2011)	38,870	36,101
Inventories, net	22,948	17,787
Prepaid expenses and other current assets	7,190	6,220
Advances to suppliers	2,369	3,349
Income taxes receivable	2,762	3,111
Deferred income taxes	2,222	2,136

Total current assets	83,464	71,478
Property, plant, and equipment, net	50,562	47,091
Investment in Limoneira Company	38,841	29,991
Investment in unconsolidated entities	520	2,292
Goodwill	18,262	18,349
Other assets	16,242	16,122

	$207,891	$185,323

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$8,475	$5,081
Trade accounts payable	7,898	7,038
Accrued expenses	22,237	19,285
Short-term borrowings	20,170	17,860
Dividend payable	9,612	8,123
Current portion of long-term obligations	5,416	5,448

Total current liabilities	73,808	62,835
Long-term liabilities:
Long-term obligations, less current portion	13,039	18,244
Deferred income taxes	10,665	8,002

Total long-term liabilities	23,704	26,246
Commitments and contingencies
Noncontrolling interest	357	462
Shareholders’ equity:
Common stock ($0.001 par value, 100,000 shares authorized; 14,824 and 14,770 shares outstanding at October 31, 2012 and 2011)	14	14
Additional paid-in capital	51,276	49,929
Accumulated other comprehensive income	9,390	3,935
Retained earnings	49,342	41,902

Total shareholders’ equity	110,022	95,780

	$207,891	$185,323

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended October 31,
	2012	2011	2010
Net sales	$551,119	$522,529	$398,351
Cost of sales	490,453	480,221	346,821

Gross margin	60,666	42,308	51,530
Selling, general and administrative	33,128	23,976	23,168

Operating income	27,538	18,332	28,362
Equity in earnings from unconsolidated entities	500	557	749
Interest income	229	191	274
Interest expense	(1,152)	(1,016)	(834)
Other income, net	887	140	430

Income before provision for income taxes	28,002	18,204	28,981
Provision for income taxes	11,055	7,249	11,341

Net income	16,947	10,955	17,640
Add: Net loss attributable to noncontrolling interest	105	113	124

Net income attributable to Calavo Growers, Inc.	$17,052	$11,068	$17,764

Calavo Growers, Inc.’s net income per share:
Basic	$1.15	$0.75	$1.22

Diluted	$1.15	$0.75	$1.22

Number of shares used in per share computation:
Basic	14,786	14,743	14,610

Diluted	14,814	14,751	14,619

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended October 31,
	2012	2011	2010
Net income	$16,947	$10,955	$17,640

Other comprehensive income (loss), before tax:
Unrealized investment gains (losses) arising during period	8,850	(4,996)	10,786
Income tax benefit (expense) related to items of other comprehensive income (loss)	(3,395)	1,972	(4,293)

Other comprehensive income (loss), net of tax	5,455	(3,024)	6,493

Comprehensive income	22,402	7,931	24,133
Add: Net loss attributable to noncontrolling interest	105	113	124

Comprehensive income – Calavo Growers, Inc.	$22,507	$8,044	$24,257

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance, October 31, 2009	14,505	14	39,714	466	29,293	69,487
Exercise of stock options and income tax benefit of $664	207	—	2,553	—	—	2,553
Stock compensation expense	—	—	52	—	—	52
Unrealized gain on Limoneira investment, net	—	—	—	6,493	—	6,493
Dividend declared to shareholders	—	—	—	—	(8,092)	(8,092)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	17,764	17,764

Balance, October 31, 2010	14,712	14	42,319	6,959	38,965	88,257
Exercise of stock options and income tax benefit of $26	15	—	239	—	—	239
Stock compensation expense	—	—	188	—	—	188
Unrealized loss on Limoneira investment, net	—	—	—	(3,024)	—	(3,024)
Acquisition of RFG	43	—	7,183	—	—	7,183
Dividend declared to shareholders	—	—	—	—	(8,131)	(8,131)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	11,068	11,068

Balance, October 31, 2011	14,770	14	49,929	3,935	41,902	95,780
Exercise of stock options and income tax benefit of $139	54	—	930	—	—	930
Stock compensation expense	—	—	417	—	—	417
Unrealized gain on Limoneira investment, net	—	—	—	5,455	—	5,455
Dividend declared to shareholders	—	—	—	—	(9,612)	(9,612)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	17,052	17,052

Balance, October 31, 2012	14,824	$14	$51,276	$9,390	$49,342	$110,022

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$16,947	$10,955	$17,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,909	4,327	3,368
Provision for losses on accounts receivable	68	64	38
Income from unconsolidated entities	(501)	(557)	(749)
Interest on contingent consideration	128	101	62
Revalue adjustment on contingent consideration	420	(535)	—
Stock compensation expense	417	188	52
Loss on disposal of property, plant, and equipment	136	139	—
Gain on sale of Maui Fresh International	(519)	—	—
Goodwill impairment on Calavo Salsa Lisa	87	—	—
Deferred income taxes	(818)	1,907	1,332
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(2,837)	4,270	(9,353)
Inventories, net	(5,161)	(2,137)	(3,006)
Prepaid expenses and other current assets	(639)	1,936	(2,544)
Advances to suppliers	980	(1,751)	1,025
Income taxes receivable	462	(1,933)	765
Other assets	14	(12)	(25)
Payable to growers	3,394	(4,902)	8,645
Trade accounts payable and accrued expenses	3,236	(4,194)	2,729

Net cash provided by operating activities	21,723	7,866	19,979
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(7,749)	(4,826)	(4,767)
Loan to Agricola Belher	—	(3,000)	—
Distribution from unconsolidated entity	288	281	116
Proceeds from sale of Maui Fresh International	300	—	—
Acquisition of Renaissance Food Group, net of cash acquired	—	(13,362)	—
Acquisition of Hawaiian Sweet and Pride, net of cash acquired	—	—	(4,500)
Acquisition of Calavo Salsa Lisa, net of cash acquired	—	—	(351)

Net cash used in investing activities	(7,161)	(20,907)	(9,502)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(8,123)	(8,100)	(7,252)
Proceeds from revolving credit facility, net	2,310	9,710	1,580
Proceeds from issuance of long-term obligations	—	22,135	—
Payments on long-term obligations	(5,237)	(9,871)	(6,766)
Proceeds from stock option exercises	791	213	1,889
Tax benefit of stock option exercises	26	664	261

Net cash provided by (used in) financing activities	(10,233)	14,751	(10,288)

Net increase in cash and cash equivalents	4,329	1,710	189
Cash and cash equivalents, beginning of year	2,774	1,064	875

Cash and cash equivalents, end of year	$7,103	$2,774	$1,064

Supplemental Information:
Cash paid during the year for:
Interest	$1,146	$985	$850

Income taxes	$9,274	$6,313	$8,845

Noncash Investing and Financing Activities:
Tax receivable increase related to stock option exercise	$139	$26	$664

Declared dividends payable	$9,612	$8,123	$8,092

Notes receivable issued for sale of Maui Fresh International	$2,204	—	—

Construction in progress included in trade accounts payable and accrued expenses	$28	$36	$32

Collection for Agricola Belher Infrastructure Advance	$—	$1,225	$1,781

Unrealized holding gains (losses)	$8,850	$(4,996)	$10,786

In June 2011, we acquired all of the outstanding interest of Renaissance Food Group, LLC (See Note 16). The following table summarizes, fair values of the non-cash assets acquired, liabilities assumed and equity issued at the date of acquisition (in thousands):

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

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED

(in thousands)

In February 2010, we entered into an asset purchase and contribution agreement in which we acquired a 65 percent ownership interest in Calavo Salsa Lisa, LLC which acquired substantially all of the assets of Lisa’s Salsa Company. The following table summarizes the fair values of the non-cash assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

Our consolidated financial statements include the accounts of Calavo Growers, Inc. and our wholly owned subsidiaries, Calavo de Mexico S.A. de C.V., Calavo Foods de Mexico S.A. de C.V., Calavo Inversiones (Chile) Limitada, Hawaiian Sweet, Inc. (HS) and Hawaiian Pride, LLC (HP). In addition, we consolidate our entity Calavo Salsa Lisa, LLC (CSL), in which we have a 65 percent ownership interest. In addition, we consolidate our newly acquired entity Renaissance Food Group, LLC (RFG). See Note 16 for discussion regarding our acquisition of RFG. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid financial instruments purchased with an original maturity date of three months or less to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of non-trade receivables, infrastructure advances and prepaid expenses. Non-trade receivables were $5.2 million and $4.5 million at October 31, 2012 and 2011. Infrastructure advances are discussed below. Prepaid expenses of $1.2 million and $0.9 million at October 31, 2012 and 2011, are primarily for insurance, rent and other items.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a monthly weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs. Costs included in inventory primarily include the following: fruit, picking and hauling, overhead, labor, materials and freight.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are stated at cost and amortized over the lesser of their estimated useful lives or the term of the lease, using the straight-line method. Useful lives are as follows: buildings and improvements – 7 to 50 years; leasehold improvements—the lesser of the term of the lease or 7 years; equipment – 7 to 25 years; information systems hardware and software – 3 to 15 years. Significant repairs and maintenance that increase the value or extend the useful life of our fixed asset are capitalized. Replaced fixed assets are written off. Ordinary maintenance and repairs are charged to expense.

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

Goodwill and Acquired Intangible Assets

Goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We performed our annual assessment of goodwill and determined that an impairment of $0.1 million existed related to the acquisition of CSL. This impairment was a result of less than anticipated sales since acquisition, and a forecast projection analysis with the consultation from a third party consulting firm. The impairment was recorded in cost of goods sold. No other impairments were noted as of October 31, 2012.

The following table reconciles by segment goodwill and the impairment losses recognized for the year ended October 31, 2011 and 2012 (in thousands):

	Fresh products	Calavo Foods	RFG	Total
Goodwill, beginning November 1, 2010	$3,997	$87	$—	$4,084
Goodwill addition from RFG acquisition	—	—	14,265	14,265
Goodwill, ending October 31, 2011	3,997	87	14,265	18,349

Calavo Salsa Lisa Goodwill impairment losses	—	(87)	—	(87)

Goodwill, October 31, 2012	$3,997	$—	$14,265	$18,262

Long-lived Assets

Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. We have evaluated our long-lived assets and noted no impairments as of October 31, 2012.

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

In August 2006, we entered into a joint venture agreement with San Rafael Distributing (SRD) for the purpose of the wholesale marketing, sale and distribution of fresh produce from the existing location of SRD at the Los Angeles Wholesale Produce Market (Terminal Market), located in Los Angeles, California. Such joint venture operated under the name of Maui Fresh International, LLC (Maui Fresh) and commenced operations in August 2006. SRD and Calavo each had an equal one-half ownership interest in Maui Fresh, but SRD had overall management responsibility for the operations of Maui Fresh at the Terminal Market. We used the equity method to account for this investment.

On October 31, 2012, we entered into a Sale of LLC Interest Agreement with SRD, pursuant to which the Company agreed to sell to SRD all of our interest, representing one-half ownership, in Maui Fresh for $2.6 million. This transaction resulted in a gain on sale of approximately $0.5 million. See Note 17 for further information about the sale of Maui Fresh.

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

Marketable Securities

Our marketable securities consist of our investment in Limoneira Company (Limoneira) stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are carried at fair value as determined from quoted market prices. The estimated fair value, cost, and gross unrealized gain related to such investment was $38.8 million, $23.5 million and $15.3 million as of October 31, 2012. The estimated fair value, cost, and gross unrealized gain related to such investment was $30.0 million, $23.5 million and $6.5 million as of October 31, 2011.

Advances to Suppliers

We advance funds to third-party growers primarily in Chile and Mexico for various farming needs. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. We continuously evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance. No such allowance was required at October 31, 2012, nor October 31, 2011.

Pursuant to our distribution agreement, which was amended in fiscal 2011, with Agricola Belher (Belher) of Mexico, a producer of fresh vegetables, primarily tomatoes, for export to the U.S. market, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our company, primarily our Arizona facility. In exchange, we agreed to sell and distribute such tomatoes, make advances to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. Pursuant to such amended agreement with Belher, we advanced Belher a total of $3.0 million, up from $2.0 million in the original agreement, during fiscal 2011. Additionally, the amended agreement calls for us to continue to advance $3.0 million per annum for operating purposes through 2019. These advances will be collected through settlements by the end of each year. As of October 31, 2012 and 2011, we have total advances of $2.1 million and $3.0 million to Belher pursuant to this agreement, which is recorded in advances to suppliers.

Infrastructure Advances

Pursuant to our infrastructure agreement, we make advances to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned/controlled by Belher, as well as packing line equipment. Advances incur interest at 4.7% at October 31, 2012 and 2011. Pursuant to the revised/amended agreement discussed above, we advanced Belher $3.0 million during fiscal 2011, which was used to build 47 hectares (approximately 116 acres) of shade-cloth/green house construction. As of October 31, 2012 and 2011, we have advanced a total of $4.2 million ($0.8 million included in prepaid expenses and other current assets and $3.4 million included in other long-term assets). Belher is to annually repay these advances in no less than 20% increments through July 2016. Interest is to be paid monthly or annually, as defined. Belher may prepay, without penalty, all or any portion of the advances at any time. Based on an unusually poor tomato season, Belher did not make a payment in fiscal 2012 pursuant to such agreement. Both parties agreed to defer such payment until 2013. In order to secure their obligations pursuant to both agreements discussed above, Belher granted us a first-priority security interest in certain assets, including cash, inventory and fixed assets, as defined.

Accrued Expenses

Included in accrued expenses at October 31, 2012 and 2011 are uninvoiced receipts of approximately $3.1 million and $4.1 million.

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

Consignment Arrangements

We frequently enter into consignment arrangements with avocado, pineapple and tomato growers and packers located outside of the United States and growers of certain perishable products in the United States. Although we generally do not take legal title to these avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. Amounts recorded for each of the fiscal years ended October 31, 2012, 2011 and 2010 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2012	2011	2010
Sales	$28,297	$38,327	$54,736
Cost of Sales	25,893	34,859	48,713

Gross Margin	$2,404	$3,468	$6,023

Advertising Expense

Advertising costs are expensed when incurred. Such costs in fiscal 2012 were approximately $0.2 million. For fiscal 2011 and 2010, such costs were approximately $0.1 million.

Other Income, Net

Included in other income, net is dividend income totaling $0.4 million, $0.3 million and $0.3 million for fiscal years 2012, 2011, and 2010. See Note 9 for related party disclosure related to other income.

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

Basic and Diluted Net Income per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock options. The basic weighted-average number of common shares outstanding was 14,786,000, 14,743,000, and 14,610,000 for fiscal years 2012, 2011, and 2010. Diluted earnings per common share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock options, which were 28,000, 8,000, and 9,000 for fiscal years 2012, 2011 and 2010. There were no anti-dilutive options for fiscal years 2012, 2011 and 2010.

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

We measure the fair value of our stock option awards on the date of grant. No options were granted in fiscal year 2012. The following assumptions were used in the estimated grant date fair value calculations for stock options issued in 2011 and 2010:

	2011	2010
Risk-free interest rate	0.96% - 1.40%	1.70%
Expected volatility	32.63% - 60.00%	47.37%
Dividend yield	2.5%	2.5%
Expected life (years)	1.5 - 4.0	4.0

For the years ended October 31, 2012, 2011 and 2010, we recognized compensation expense of $417,000, $188,000, and $52,000 related to stock-based compensation. See Note 13 for further information.

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

Foreign Currency Translation and Remeasurement

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries is the United States dollar. As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements are included in income. Gains and losses resulting from foreign currency transactions are also recognized currently in income. Total foreign currency gains for fiscal 2012, net of losses, was $0.1 million. Total foreign currency losses for fiscal 2011, net of gains, was less than $0.1 million. Total foreign currency losses for fiscal 2010, net of gains was $0.1 million.

Fair Value of Financial Instruments

We believe that the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets. We believe that our fixed-rate long-term obligations have a fair value of approximately $18.8 million as of October 31, 2012, with a corresponding carrying value of approximately $18.5 million.

Derivative Financial Instruments

Except as disclosed with the acquisition of Calavo Salsa Lisa, we were not a party to any derivative instruments during the fiscal year 2012. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Recently Adopted Accounting Pronouncements

In December 2010, the FASB issued an update to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of this accounting guidance did not have a material impact on our financial statements.

Recently Issued Accounting Standards

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this standard will have no impact on our financial statements.

In December 2011, the FASB issued guidance to defer the effective date for those aspects relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of this standard will have no impact on our financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

In July 2012, the FASB issued additional guidance to simplify the assessment of testing the impairment of indefinite-lived intangible assets other than goodwill and will become effective for fiscal years beginning after September 15, 2012. The amended guidance allows us to do an initial qualitative assessment to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets are less than their carrying amounts prior to performing the quantitative indefinite-lived intangible asset impairment test. The adoption of this amendment will not have a material effect on our financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders. For the fiscal year ended October 31, 2012, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $5.5 million, net of income taxes. Limoneira’s stock price at October 31, 2012 equaled $22.47 per share. For the fiscal year ended October 31, 2011, other comprehensive income includes the unrealized loss on our Limoneira investment totaling $3.0 million, net of income taxes. Limoneira’s stock price at October 31, 2011 equaled $17.35 per share. For the fiscal year ended October 31, 2010, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $6.5 million, net of income taxes. Limoneira’s stock price at October 31, 2010 equaled $20.24 per share, after a 10 for 1 stock split in the second quarter of fiscal year 2010.

Noncontrolling Interest

On February 8, 2010, Calavo, Calavo Salsa Lisa, LLC (CSL), Lisa’s Salsa Company (LSC) and Elizabeth Nicholson and Eric Nicholson, entered into an Asset Purchase and Contribution Agreement, dated February 8, 2010, which sets forth the terms and conditions pursuant to which Calavo acquired a 65 percent ownership interest in CSL. Elizabeth Nicholson and Eric Nicholson, through LSC, hold the remaining 35 percent ownership of CSL. This purchase agreement created noncontrolling interest for the 35 percent ownership that LSC has for CSL.

The following table reconciles shareholders’ equity attributable to noncontrolling interest (in thousands):

	Year ended October 31, 2012	Year ended October 31, 2011
Noncontrolling interest, beginning	$462	$575
Net loss attributable to noncontrolling interest	(105)	(113)

Noncontrolling interest, ending	$357	$462

Reclassifications

Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.

3. Inventories

Inventories consist of the following (in thousands):

	October 31,
	2012	2011
Fresh fruit	$10,776	$6,588
Packing supplies and ingredients	7,294	5,610
Finished prepared foods	4,878	5,589

	$22,948	$17,787

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

We did not record any lower of cost or market adjustments during fiscal years 2012 and 2011.

4. Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2012	2011
Land	$7,023	$7,023
Buildings and improvements	19,756	18,279
Leasehold improvements	1,395	1,315
Equipment	46,980	50,511
Information systems – hardware and software	8,346	4,479
Construction in progress	512	4,426

	84,012	86,033
Less accumulated depreciation and amortization	(33,450)	(38,942)

	$50,562	$47,091

Depreciation expense was $4.2 million, $3.2 million and $2.8 million for fiscal years 2012, 2011, and 2010, of which $0.6 million was related to depreciation on capital leases for fiscal year 2012. Depreciation related to capital leases were $0.2 million for fiscal years 2011, and 2010.

We capitalize software development costs for internal use beginning in the application development stage and ending when the asset is placed into service. We amortize such costs using the straight-line basis over estimated useful lives. Beginning in fiscal year 2010, we began the process of converting to a new accounting software system, which is recorded into construction in progress. The total capitalized computer software costs related to this new accounting software system was $3.3 million, $2.3 million and $1.7 million as of October 31, 2012, 2011 and 2010. At October 31, 2012 we have significantly completed our conversion to our new accounting software.

5. Other Assets

Other assets consist of the following (in thousands):

	October 31, 2012	October 31, 2011
Intangibles, net	$9,328	$10,771
Grower advances	1,234	1,531
Loan to Agricola Belher	3,380	3,380
Notes receivable from San Rafael	1,873	—
Other	427	440

	$16,242	$16,122

On October 31, 2012, we entered into a Sale Agreement with San Rafael, pursuant to which the Company has agreed to sell to San Rafael all of our interest, representing one-half ownership, in Maui Fresh International for $2.6 million. See Note 17 for further information regarding the sale of Maui Fresh.

The intangible assets consist of the following (in thousands):

		October 31, 2012			October 31, 2011
	Weighted- Average Useful Life	Gross Carrying Value	Accum. Amortization	Net Book Value	Gross Carrying Value	Accum. Amortization	Net Book Value
Customer list/relationships	8.0 years	$7,640	$(1,405)	$6,235	$7,640	$(445)	$7,195
Trade names	8.4 years	3,009	(1,489)	1,520	3,009	(1,207)	1,802
Trade secrets/recipes	11.9 years	1,520	(366)	1,154	1,520	(205)	1,315
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(123)	144	267	(83)	184

Intangibles, net		$12,711	$(3,383)	$9,328	$12,711	$(1,940)	$10,771

We recorded amortization expense of approximately $1.4 million, $0.8 million, and $0.3 million for fiscal years 2012, 2011, and 2010. We anticipate recording amortization expense of approximately $1.4 million for each of the fiscal years 2013 through 2015. We anticipate recording amortization expense of approximately $1.3 million for fiscal year 2016. We anticipate recording amortization expense of approximately $1.2 million for fiscal year 2017. The remainder of approximately $2.3 million will be amortized over fiscal years 2018 through 2023. See Note 16 for discussion regarding our acquisition of Renaissance Food Group, LLC.

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

Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.8% and 1.6% at October 31, 2012 and 2011. Under these credit facilities, we had $20.2 million and $17.9 million outstanding as October 31, 2012 and 2011. These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined). We were in compliance with all such covenants at October 31, 2012.

7. Employee Benefit Plans

We sponsor two defined contribution retirement plans for salaried and hourly employees. As a result of the acquisition of RFG, we have three additional defined contribution retirement plans bringing the total to five. Expenses for these plans approximated $810,000, $733,000, and $639,000 for fiscal years 2012, 2011 and 2010, which are included in selling, general and administrative expenses in the accompanying financial statements.

We also sponsor a non-qualified defined benefit plan for two retired executives. Pension expenses, including actuarial losses, approximated $16,000, $35,000 and $34,000 for the year ended October 31, 2012, 2011, and 2010. These amounts are included in selling, general and administrative expenses in the accompanying financial statements.

Components of the change in projected benefit obligation for fiscal year ends consist of the following (in thousands):

	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$268	$275
Interest cost	10	13
Actuarial loss	6	22
Benefits paid	(39)	(42)

Projected benefit obligation at end of year (unfunded)	$245	$268

The following is a reconciliation of the unfunded status of the plans at fiscal year ends included in accrued expenses (in thousands):

	2012	2011
Projected benefit obligation	$245	$268
Unrecognized net (gain) loss	—	—

Recorded pension liabilities	$245	$268

Significant assumptions used in the determination of pension expense consist of the following:

	2012	2011
Discount rate on projected benefit obligation	3.70%	4.00%

8. Commitments and Contingencies

Commitments and guarantees

We lease facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2021. We are committed to make minimum cash payments under these agreements as of October 31, 2012, as follows (in thousands):

2013	$2,656
2014	2,589
2015	2,458
2016	1,994
2017	1,920
Thereafter	5,593

$17,210

Total rent expense amounted to approximately $3.0 million, $2.1 million and $1.7 million for the years ended October 31, 2012, 2011, and 2010. Rent to Limoneira, for our corporate office, amounted to approximately $0.3 million for fiscal years 2012 and 2011. For the fiscal year 2010, rent to Limoneira amounted to approximately $0.2 million. We are committed to rent our corporate facility through fiscal 2015 at an annual rental of $0.3 million per annum (subject to annual CPI increases, as defined).

Through the acquisition of RFG in June 2011, we have two additional facilities in California, one being the corporate office of RFG in Rancho Cordova, and the other being a fresh processing facility in Sacramento. RFG also has one other fresh processing facility in Houston, Texas. Both facilities process cut fruits and vegetables, salads, sandwiches, and wraps. The RFG corporate office in Rancho Cordova has an operating lease through September 2015. Total rent for fiscal 2012 was approximately $0.3 million. Total rent for fiscal 2011 was approximately $0.1 million. The processing facility in Sacramento has an operating lease through May 2021.

Total rent for fiscal 2012 was approximately $0.5 million. Total rent for fiscal 2011 was approximately $0.2 million. The processing facility in Houston has an operating lease through May 2021. Total rent for fiscal 2012 was approximately $0.3 million. Total rent for fiscal 2011 was approximately $0.1 million.

We indemnify our directors and officers and have the power to indemnify each of our employees and other agents, to the maximum extent permitted by applicable law. The maximum amount of potential future payments under such indemnifications is not determinable. No amounts have been accrued in the accompanying financial statements related to these indemnifications.

Litigation

Hacienda Suits – During the fourth quarter of fiscal 2012, we won our appeal related to the examination of the tax year ended December 31, 2005. Based on discussions with our legal counsel, we believe this examination is complete, resulting in no impact on our financial statements.

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

Based on discussions with our outside legal counsel in Mexico, we did not believe it was likely that we would be able to appeal this decision any further (i.e. to the Mexican Supreme Court). As such, we were forced to pay an assessment. The total net assessment related to these allegations was approximately $1.8 million, which has been recorded as income tax expense for the year ended October 31, 2012. The payment related to this tax assessment was paid during our third fiscal quarter.

From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

9. Related-Party Transactions

Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the years ended October 31, 2012, 2011, and 2010, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $21.1 million, $18.6 million and $23.9 million. Accounts payable to these Board members was $0.9 million and $0.1 million as of October 31, 2012, and 2011.

During fiscal 2012, 2011 and 2010, we received $0.2 million as dividend income from Limoneira.

The three previous owners and current executives of RFG have a majority ownership of certain entities that provide various services to RFG. RFG’s California operating facility leases a building from LIG partners, LLC (LIG) pursuant to an operating lease. LIG is majority owned by an entity owned by such three executives of RFG. For the year ended October 31, 2012 and 2011, since the acquisition of RFG, total rent paid to LIG was $0.5 million and $0.2 million. RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease. THNC is majority owned by an entity owned by such three executives of RFG. For the year ended October 31, 2012, total rent paid to THNC was $0.1 million. Additionally, RFG sells cut produce and purchases raw materials, obtains transportation services, and shares costs for certain utilities with Third Coast Fresh Distribution (Third Coast). Third Coast is majority owned by an entity owned by such three executives of RFG. For the year ended October 31, 2012 and 2011, total sales made to Third Coast were $2.7 million and $1.1 million. For the year ended October 31, 2012 and 2011, total purchases made from Third Coast were $1.6 million and $0.4 million. Amounts due from Third Coast were $0.8 million and $0.3 million as of October 31, 2012 and 2011. Amounts due to Third Coast were $0.1 million and $0.2 million as of October 31, 2012 and 2011.

10. Income Taxes

The income tax provision consists of the following for the years ended October 31 (in thousands):

	2012	2011	2010
Current:
Federal	$8,212	$4,405	$7,988
State	1,233	1,107	1,868
Foreign	2,428	(170)	153

Total current	11,873	5,342	10,009

Deferred:
Federal	(214)	1,277	1,157
State	(559)	208	277
Foreign	(45)	422	(104)

Total deferred	(818)	1,907	1,332

Total income tax provision	$11,055	$7,249	$11,341

At October 31, 2012 and 2011, gross deferred tax assets totaled approximately $3.6 million and $2.7 million, while gross deferred tax liabilities totaled approximately $12.1 million and $8.8 million. Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

Significant components of our deferred taxes assets (liabilities) as of October 31, are as follows (in thousands):

	2012	2011
Allowances for accounts receivable	$714	$564
Inventories	483	435
State taxes	350	276
Accrued liabilities	675	861

Current deferred income taxes	$2,222	$2,136

Property, plant, and equipment	(5,604)	(5,258)
Intangible assets	105	(312)
Unrealized gain, Limoneira investment	(6,008)	(2,614)
Stock-based compensation	286	183
State taxes	546	—
Other	10	(1)

Long-term deferred income taxes	$(10,665)	$(8,002)

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income for the years ended October 31, is as follows:

	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effects	1.7	4.8	4.8
Foreign income taxes greater (less) than U.S.	(2.7)	(0.9)	(0.9)
Hacienda assessment	6.3	—	—
Other	(0.8)	0.9	0.2

	39.5%	39.8%	39.1%

We intend to reinvest our accumulated foreign earnings, which approximated $8.9 million at October 31, 2012, indefinitely. As a result, we have not provided any deferred income taxes on such unremitted earnings. For fiscal years 2012, 2011 and 2010, income before income taxes related to domestic operations was approximately $24.2 million, $17.1 million, and $28.3 million. For fiscal years 2012, 2011 and 2010, income before income taxes related to foreign operations was approximately $3.8 million, $1.1 million and $0.7 million.

As of October 31, 2012, we did not have a liability for unrecognized tax benefits related to various federal and state income tax matters. As of October 31, 2011, we provided a liability less than $0.1 million for unrecognized tax benefits related to various federal and state income tax matters. The tax effected amount would reduce our effective income tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at November 1, 2010	$103
Reductions of tax positions from prior years	(62)

Balance at October 31, 2011	41
Reductions of tax positions from prior years	(41)

Balance at October 31, 2012	$—

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

Based on discussions with our outside legal counsel in Mexico, however, we did not believe we would be able to appeal this decision any further (i.e. to the Mexican Supreme Court) and, as a result, were forced to pay an assessment. The income tax assessment related to these allegations amounted to $1.8 million. The payment related to this tax assessment was paid during our third fiscal quarter. This has the effect of increasing our effective income tax rate for fiscal 2012.

Substantially offsetting the impact of this assessment on our tax provision are tax benefits recognized due to a shift of income between taxing jurisdictions, tax credits received through California’s Enterprise Zone Hiring Credit Program (EZC) and an increase in the Section 199 deduction. We expect to continue to receive tax benefits related to the shift of income between taxing jurisdictions, as well as the EZC credits, during fiscal 2013.

The effective income tax rate for fiscal years 2011, and 2010 is higher than the federal statutory rate principally due to state and foreign taxes.

11. Segment Information

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

The following table sets forth sales by product category, by segment (in thousands):

	Fresh products	Calavo Foods	RFG	Total
	(All amounts are presented in thousands)
Year ended October 31, 2012
Net sales	$350,582	$46,424	$154,113	$551,119
Cost of sales	316,287	32,422	141,744	490,453

Gross margin	$34,295	$14,002	$12,369	$60,666

Year ended October 31, 2011(1)
Net sales	$420,658	$45,151	$56,720	$522,529
Cost of sales	389,371	38,403	52,447	480,221

Gross margin	$31,287	$6,748	$4,273	$42,308

Year ended October 31, 2010
Net sales	$348,052	$50,299	$—	$398,351
Cost of sales	309,609	37,212	—	346,821

Gross margin	$38,443	$13,087	$—	$51,530

(1)	As the acquisition for RFG was completed on June 1, 2011, only five months are included in prior year ended October 31, 2011.

For fiscal years 2012, 2011 and 2010, inter-segment sales and cost of sales of $33.8 million, $27.0 million, and $21.1 million were eliminated in consolidation.

The following table sets forth sales by product category, by segment (in thousands):

	Year ended October 31, 2012				Year ended October 31, 2011
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG(1)	Total
Third-party sales:
Avocados	$318,556	$—	$—	$318,556	$376,980	$—	$—	$376,980
Tomatoes	11,404	—	—	11,404	23,903	—	—	23,903
Papayas	12,753	—	—	12,753	13,245	—	—	13,245
Pineapples	6,840	—	—	6,840	4,278	—	—	4,278
Other fresh products	1,788	—	—	1,788	3,276	—	—	3,276
Food service	—	36,289	—	36,289	—	37,431	—	37,431
Retail and club	—	19,758	157,333	177,091	—	17,204	58,020	75,224

Total gross sales	351,341	56,047	157,333	564,721	421,682	54,635	58,020	534,337
Less sales incentives	(759)	(9,623)	(3,220)	(13,602)	(1,024)	(9,484)	(1,300)	(11,808)

Net sales	$350,582	$46,424	$154,113	$551,119	$420,658	$45,151	$56,720	$522,529

(1)	As the acquisition for RFG was completed on June 1, 2011, only five months are included in prior year ended October 31, 2011.

	Year ended October 31, 2011				Year ended October 31, 2010
	Fresh products	Calavo Foods	RFG(1)	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$376,980	$—	$—	$376,980	$288,814	$—	$—	$288,814
Tomatoes	23,903	—	—	23,903	41,595	—	—	41,595
Papayas	13,245	—	—	13,245	11,278	—	—	11,278
Pineapples	4,278	—	—	4,278	3,838	—	—	3,838
Other fresh products	3,276	—	—	3,276	3,617	—	—	3,617
Food service	—	37,431	—	37,431	—	40,654	—	40,654
Retail and club	—	17,204	58,020	75,224	—	17,473	—	17,473

Total gross sales	421,682	54,635	58,020	534,337	349,142	58,127	—	407,269
Less sales incentives	(1,024)	(9,484)	(1,300)	(11,808)	(1,090)	(7,828)	—	(8,918)

Net sales	$420,658	$45,151	$56,720	$522,529	$348,052	$50,299	$—	$398,351

(1)	As the acquisition for RFG was completed on June 1, 2011, only five months are included in prior year ended October 31, 2011.

Net sales to third parties by segment exclude inter-segment sales and cost of sales. For fiscal years 2012, 2011, and 2010, inter-segment sales and cost of sales for Fresh products totaling $22.2 million, $15.8 million and $11.7 million were eliminated. For fiscal years 2012, 2011, and 2010, inter-segment sales and cost of sales for Calavo Foods totaling $11.6 million, $11.2 million, and $9.5 million were eliminated.

Sales to customers outside the United States were approximately $28.8 million, $24.3 million and $24.3 million for fiscal years 2012, 2011, and 2010.

Long-lived assets attributed to geographic areas as of October 31, are as follows (in thousands):

	United States	Mexico	Consolidated
2012	$29,893	$20,669	$50,562
2011	$30,494	$16,597	$47,091

12. Long-Term Obligations

Long-term obligations at fiscal year ends consist of the following (in thousands):

	2012	2011
Farm Credit West, PCA, (FCW) term loan, bearing interest at 1.7%	$5,509	$7,012
Bank of America, N.A. (BoA) term loan, bearing interest at 1.7%	5,606	7,135
FCW, term loan, bearing interest at 5.7%	3,900	5,200
Capital leases	3,440	4,345

	18,455	23,692
Less current portion	(5,416)	(5,448)

	$13,039	$18,244

See Note 16 for discussion regarding our acquisition of RFG. In conjunction with such acquisition, the Company and FCW entered into a Term Loan Agreement (Term Agreement), effective May 31, 2011. Under the terms of the Term Agreement, we were advanced $15 million for the purchase of RFG. Pursuant to this agreement, we are required to make 60 monthly principal and interest payments, from July 1, 2011 to June 1, 2016. There is no prepayment penalty associated with this Term Agreement.

This Term Agreement also replaces in its entirety the original Term Loan Agreement dated June 1, 2005 by and between the Company and FCW. There was no significant change in terms between the original Term Loan Agreement and this new agreement.

Effective September 30, 2011, the Company and Bank of America, N.A. (BoA), entered into an agreement, Amendment No. 4 to Loan Agreement (the Agreement), which amended our existing credit facility with BoA. This agreement included a variable rate term loan in the amount of approximately $7.1 million. These proceeds were used to retire approximately 50% of the outstanding balance (as of September 30, 2011) of the term loan owed to FCW related to the purchase of RFG (see above). This effectively split the funding of the amounts due at closing for that acquisition between both banks. The credit facility and term loan contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Fixed Charge Coverage Ratio (as defined) and Current Ratio (as defined).

In conjunction with the purchase of RFG, we assumed various capital leases related to machinery and equipment. These leases bear interest at a weighted average interest rate of approximately 4.0%. The total obligation acquired related to these capital leases were $4.0 million, with $1.1 million being classified as in the current portion.

At October 31, 2012, annual debt payments are scheduled as follows (in thousands):

Total
Year ending October 31:
2013	$5,416
2014	5,415
2015	4,940
2016	2,134
2017	108
Thereafter	442

$18,455

13.	Stock-Based Compensation

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

Stock options were granted with exercise prices of not less than the fair market value at grant date, generally vested over one to five years and generally expired two to five years after the grant date. We settle stock option exercises with newly issued shares of common stock.

We measured compensation cost for all stock-based awards pursuant to this plan at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. We measured the fair value of our stock based compensation awards on the date of grant.

A summary of stock option activity is as follows (in thousands, except for share amounts):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Fair-Value	Aggregate Intrinsic Value
Outstanding at October 31, 2009	284	$10.23
Granted	10	$19.20	$6.36/share
Exercised	(207)	$9.13

Outstanding at October 31, 2010	87	$13.89
Exercised	(15)	$14.58

Outstanding at October 31, 2011	72	$13.75
Exercised	(37)	$13.54

Outstanding at October 31, 2012	35	$15.16		$824

Exercisable at October 31, 2012	13	$18.37		$313

The weighted average remaining life of such outstanding options is 5.2 years and the total intrinsic value of options exercised during fiscal 2012 was $0.4 million. The weighted average remaining life of such exercisable options is 4.1 years. The fair value of shares vested during the year ended October 31, 2012, 2011, and 2010 was approximately $0.3 million, $0.7 million, and $0.7 million.

The total compensation cost for stock option grants not yet recognized as of October 31, 2012 was approximately $0.1 million, which will be recognized over the remaining service periods of 45 months.

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

In April 2011, our Board of Directors approved the issuance of options to acquire a total of 60,000 shares of our common stock to our board of directors. Each non-employee director was granted 5,000 shares of options at $21.82 per share. Such grant vested over a one-year period. Vested options have a term of one year from the vesting date. The market price of our common stock at the grant date was $21.82. The estimated fair market value of such option grant was approximately $0.2 million, which has been recorded as compensation expense of $0.1 million in both fiscal 2011 and fiscal 2012.

In October 2011, our Board of Directors approved the issuance of options to acquire a total of 10,000 shares of our common stock by one member of our Board of Directors. Such grant vests in equal increments over a five-year period and has an exercise price of $21.80 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $21.80. The estimated fair market value of such option grant was approximately $0.1 million. The total compensation cost not yet recognized as of October 31, 2012 was approximately $0.1 million, which will be recognized over the remaining service period of 60 months.

On January 26, 2012, all 12 of our non-employee directors were granted 1,000 restricted shares each (total of 12,000 shares). These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $27.68. This grant of restricted stock incurred $0.2 million in stock compensation expenses in fiscal 2012. As of January 2013, 11,000 shares vested, because such board members were still serving on the board at this time. The remaining 1,000 shares vested in May 2012 with the passing of one of our directors.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Fair-Value	Aggregate Intrinsic Value
Granted	70	$21.82	$4.15/share
Forfeited	(5)	$21.82
Outstanding at October 31, 2011	65	$21.82

Exercised	(15)	$21.82
Outstanding at October 31, 2012	50	$21.82		$94

Exercisable at October 31, 2012	42	$21.82		$79

The weighted average remaining life of such outstanding options is 1.7 years and the total intrinsic value of options exercised during fiscal 2012 was insignificant. The weighted average remaining life of such exercisable options is 0.6 years. The fair value of shares vested during the year ended October 31, 2012, was approximately $1.0 million.

14. Dividends

On December 12, 2012, we paid a $0.65 per share dividend in the aggregate amount of $9.6 million to shareholders of record on November 28, 2012. On December 12, 2011, we paid a $0.55 per share dividend in the aggregate amount of $8.1 million to shareholders of record on December 2, 2011.

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

The following table sets forth our financial assets and liabilities as of October 31, 2012 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at fair value:
Investment in Limoneira Company(1)	$38,841	—	—	$38,841

Total assets at fair value	$38,841	$—	$—	$38,841

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at October 31, 2012 and October 31, 2011 equaled $22.47 per share and $17.35 per share. Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding gains arising during the year ended October 31, 2012 was $8.9 million. Unrealized investment holding losses arising during the year ended October 31, 2011 was $5.0 million. Unrealized investment holding gains arising during the year ended October 31, 2010 was $10.8 million.

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Liabilities at fair value:
Salsa Lisa contingent consideration(2)	—	—	$857	$857
RFG contingent consideration(2)	—	—	2,322	2,322

Total liabilities at fair value	$—	$—	$3,179	$3,179

(2)	Each period, we revalue our contingent consideration obligations to their fair value and record increases or decreases in the fair value into selling, general and administrative expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in the assumed timing and amount of revenue and expense estimates, changes in the probability of payment scenarios, as well as changes in capital market conditions, which impact the discount rate used in the Fair Valuation. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given period. Total net increase to the contingent considerations in fiscal year 2012 totaled $0.4 million. Total net decrease to the contingent considerations in fiscal year 2011 totaled $0.5 million. See Note 16 for further discussion.

The following is a reconciliation of the beginning and ending amounts of the contingent consideration for Salsa Lisa and RFG:

	Balance at 10/31/11	Acquisition	Interest	Revalue Adjustment	Balance at 10/31/12
	(All amounts are presented in thousands)
Salsa Lisa contingent consideration	$978	$—	$56	$(177)	$857
RFG contingent consideration	1,652	—	73	597	2,322

Total	$2,630	$—	$129	$420	$3,179

	Balance at 10/31/10	Acquisition	Interest	Revalue Adjustment	Balance at 10/31/11
	(All amounts are presented in thousands)
Salsa Lisa contingent consideration	$1,521	$—	$70	$(613)	$978
RFG contingent consideration	—	1,543	31	78	1,652

Total	$1,521	$1,543	$101	$(535)	$2,630

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

The minimum sliding scale earn-out payments of $14 million and $27 million will only be made if RFG’s 12-month EBITDA during the specified period equals or exceeds $6 million and $10 million, respectively, and RFG has concurrently reached a corresponding revenue achievement. That is, if the EBITDA and revenue targets are not met, no contingent consideration will be paid.

The following table summarizes the estimated fair values of the assets acquired, liabilities assumed, and equity issued at the date of acquisition (in thousands). We performed valuations and considered and relied in part upon a third part expert for the long-term assets acquired and incurred approximately $0.3 million in acquisition costs, which have been expensed in selling, general and administrative expenses in the period incurred.

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

In October 2012, based on forecast projection analysis, we increased the contingent consideration liability related to the acquisition of RFG by approximately $0.6 million. In October 2011, based on forecast projection analysis, we increased the contingent consideration liability related to the acquisition of RFG by approximately $0.1 million.

17. Sale of Investment in Maui Fresh

On October 31, 2012, Calavo, entered into a Sale of LLC Interest Agreement (Sale Agreement) with San Rafael, pursuant to which the Company has agreed to sell to San Rafael all of our interest, representing one-half ownership, in Maui for $2.6 million. This transaction resulted in a gain on sale of approximately $0.5 million.

Since 2006, Calavo and San Rafael both had a 50% interest in the joint venture of Maui for the purpose of the marketing, sale and distribution of fresh produce from the Los Angeles Wholesale Produce Market.

Pursuant to the Sale Agreement, San Rafael made an initial down payment of $0.3 million on October 31, 2012. Concurrently, San Rafael also entered into two promissory notes, the “Equity Promissory Note” and the “Goodwill Promissory Note.” The equity promissory note of $1.0 million and the goodwill promissory note of $1.3 million have been secured by a pledge by San Rafael’s entire ownership interest on Maui and were guaranteed by Francisco Clouthier (owner of San Rafael).

The Equity Promissory Note, totaling approximately $1.0 million, will be paid in 36 equal monthly principal payments plus accrued interest, as defined, on the unpaid principal balance.

The entire amount of principal and all accrued unpaid interest shall be due and payable on November 1, 2015. The interest rate for the first payment in November was approximately 1.6%.

The Goodwill Promissory Note, totaling $1.3 million, is due and payable in full on November 1, 2017.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Calavo Growers, Inc.

We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. (the Company) as of October 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calavo Growers, Inc. at October 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calavo Growers Inc.’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

January 14, 2013

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2012. Our internal control over financial reporting as of October 31, 2012 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Calavo Growers, Inc.

We have audited Calavo Growers, Inc.’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Calavo Growers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Calavo Growers, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Calavo Growers, Inc. as of October 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2012 of Calavo Growers Inc. and our report dated January 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

January 14, 2013

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

The following information is included in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after our fiscal year end of October 31, 2012 (the Proxy Statement) and is incorporated herein by reference:

➢	Information regarding our directors who are standing for reelection and any persons nominated to become our directors is set forth under “Election of Directors.”
➢	Information regarding our Audit Committee and designated “audit committee financial expert” is set forth under “Corporate Governance Principles and Board Matters—Board Structure and Committee Composition—Audit Committee.”
➢	Information on our code of ethics for directors, officers and employees and our Corporate Governance Guidelines is set forth under “Corporate Governance Principles and Board Matters.”
➢	Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

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

(a)(1)  Financial Statements

The following consolidated financial statements as of October 31, 2012 and 2011 and for each of the three years in the period ended October 31, 2012 are included herewith:

Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity, Notes to Consolidated Financial Statements, and Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

    (2)  Supplemental Schedules

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

    (3)  Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]

2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[2]

2.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

2.4	Acquisition Agreement between Calavo Growers, Inc., a California corporation and Lecil E. Cole, Eric Weinert, Suzanne Cole-Savard, Guy Cole, and Lecil E. Cole and Mary Jeanette Cole, acting jointly and severally as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993, also known as the Lecil E. and Mary Jeanette Cole Revocable 1993 Trust dated May 19, 2008[4]

2.5	Acquisition Agreement between Calavo Growers, Inc., Calavo Salsa Lisa, LLC, Lisa’s Salsa Company and Elizabeth Nicholson and Eric Nicholson dated February 8, 2010[5]

2.6	Amended and Restated Limited Liability Company Agreement for Calavo Salsa Lisa, LLC dated February 8, 2010 among Calavo Growers, Inc., Calavo Salsa Lisa LLC, Lisa’s Salsa Company, Elizabeth Nicholson and Eric Nicholson. (Portions of this agreement have been deleted and filed separately with the Securities and Exchange Commission Pursuant to a request for confidential treatment.)[15]

2.7	Agreement and Plan of Merger dated May 25, 2011 among Calavo Growers, Inc., CG Mergersub LLC, Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust[1] (Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by the Registrant with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by the Registrant with the Securities and Exchange Commission.) [19]

2.8	Sale of LLC Interest Agreement dated October 31, 2012 between Calavo Growers, Inc. and San Rafael Distributing, Inc.[24]

3.1	Articles of Incorporation of Calavo Growers, Inc.[1]

3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[6]

3.3	Amendments to Articles of Incorporation or Bylaws of Calavo Growers, Inc.[18]

10.1	Form of Marketing Agreement for Calavo Growers, Inc.[7]

10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California.[1]

Exhibit Number	Description

10.3	Lease Agreement dated as of November 21, 1997, between Tede S.A.de C.V., a Mexican corporation, and Calavo de Mexico, S.A.de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]

10.4	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

10.5	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc.And Limoneira Company[3]

10.7	Term Loan Agreement dated April 9, 2008 (effective date May 1, 2008) between Farm Credit West, PCA, and Calavo Growers, Inc.[7]

10.8	2005 Stock Incentive Plan Of Calavo Growers, Inc.[9]

10.9	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr.and Calavo Growers of California.[1]

10.10	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr.and Calavo Growers of California.[1]

10.11	2001 Stock Purchase Plan for Officers and Employees.[9]

10.12	Business Loan Agreement between Bank of America, N.A.and Calavo Growers, Inc., dated October 15, 2007[10]

10.13	First Amendment Agreement between Bank of America, N.A.and Calavo Growers, Inc., dated August 28, 2008[11]

10.14	Form of Stock Option Agreement[12]

10.15	Amendment No.2 to Loan Agreement dated as of July 31, 2009 between Calavo Growers, Inc.and Bank of America, N.A.[13]

10.16	Amendment to Term Loan Agreement between Farm Credit West, PCA, and Calavo Growers, Inc[14]

10.17	Amendment No.3 to Loan Agreement dated February 9, 2010 between Bank of America, N.A.and Calavo Growers, Inc.[15]

10.18	2011 Management Incentive Plan of Calavo Growers, Inc.[16]

10.19	Retention Bonus Agreement between Lecil E.Cole and Calavo Growers, Inc.[17]

10.20	Term Revolving Credit Agreement between Farm Credit West, PCA and Calavo Growers, Inc.as of May 31, 2011.[20]

10.21	Term Loan Agreement between Farm Credit West, PCA and Calavo Growers, Inc.as of May 31, 2011.[20]

10.22	Amendment to Term Revolving Credit Agreement between FCW and Calavo Growers, Inc.dated May 31, 2011.[21]

10.23	Amendment No.4 to Loan Agreement dated as of September 30, 2011 between Calavo Growers, Inc.and Bank of America, N.A.[22]

10.24	Amendment No.2 to Term Revolving Credit Agreement dated October 31, 2011 between Farm Credit West, PCA and Calavo Growers, Inc. [23]

10.25	Amendment No.2 to Term Loan Agreement dated October 31, 2011 between Farm Credit West, PCA and Calavo Growers, Inc. [23]

10.26	Amendment No.2 to Promissory Note dated October 31, 2011 between Farm Credit West, PCA and Calavo Growers, Inc. [23]

10.27	Equity Secured Promissory Note dated October 31, 2012 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]

10.28	Goodwill Secured Promissory Note dated October 31, 2012 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]

10.29	Pledge and Security Agreement dated October 31, 2012 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]

10.30	Personal Guaranty dated October 31, 2012 between Calavo Growers, Inc. and Francisco Clouthier. [24]

21.1	Subsidiaries of Calavo Growers, Inc.[1]

23.1	Consent of Ernst & Young LLP.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)*

32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C.Section 1350*

101	The following financial information from the Annual Report on Form 10-K of Calavo Growers, Inc. for the year ended October 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of October 31, 2012 and 2011; (2) Consolidated Statements of Income for the years ended October 31, 2012, 2011 and 2010; (3) Consolidated Statements of Comprehensive Income for the years ended October 31, 2012, 2011, and 2010; (4) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2012, 2011, and 2010; (5) Consolidated Statements of Cash Flows for the years ended October 31, 2012, 2011 and 2010; and (6) Notes to Financial Statements.**

**	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or 1933, as amended, (b) is deemed not to be “filed” for purposes Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.
*	Filed with this Annual Report on Form 10-K.
1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.
2	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
3	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
4	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
5	Previously filed on February 8, 2010 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
6	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.
7	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
8	Previously filed on May 8, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
9	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.
10	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
11	Previously filed on January 27, 2009 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.
12	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
13	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
14	Previously filed on January 11, 2010 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
15	Previously filed on March 11, 2010 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
16	Previously filed on January 14, 2011 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
17	Previously filed on March 2, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
18	Previously filed on March 30, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
19	Previously filed on January 10, 2012 as an exhibit to the Registrant’s Report on Form 8-K/A and incorporated herein by reference.
20	Previously filed on June 15, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
21	Previously filed on September 9, 2011 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
22	Previously filed on October 6, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
23	Previously filed on November 14, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
24	Previously filed on November 6, 2012 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

(b)  Exhibits

See subsection (a) (3) above.

(c)  Financial Statement Schedules

See subsection (a) (1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 2013.

CALAVO GROWERS, INC

By:	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 14, 2013 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Lecil E. Cole	Chairman of the Board of Directors,
Lecil E. Cole	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Arthur J. Bruno	Chief Operating Officer, Chief Financial Officer
Arthur J. Bruno	and Corporate Secretary (Principal Financial Officer)

/s/ James E. Snyder	Corporate Controller
James E. Snyder	(Principal Accounting Officer)

/s/ Donald M. Sanders	Director
Donald M. Sanders

/s/ Marc L. Brown	Director
Marc L. Brown

/s/ John M. Hunt	Director
John M. Hunt

/s/ George H. Barnes	Director
George H. Barnes

/s/ J. Link Leavens	Director
J. Link Leavens

/s/ James Helin	Director
James Helin

/s/ Dorcas H. McFarlane	Director
Dorcas H. McFarlane

/s/ Egidio Carbone, Jr	Director
Egidio Carbone, Jr

/s/ Steven W. Hollister	Director
Steven W. Hollister

/s/ Harold Edwards	Director
Harold Edwards

/s/ Scott Van Der Kar	Director
Scott Van Der Kar

SCHEDULE II

CALAVO GROWERS, INC.

VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Fiscal year ended October 31:	Balance at beginning of year	Additions(1)	Deductions(2)	Balance at end of year
Allowance for customer deductions	2010	1,253	6,474	6,912	815
	2011	815	8,674	7,693	1,796
	2012	1,796	9,886	8,989	2,693
Allowance for doubtful accounts	2010	1,100	127	670	557
	2011	557	91	159	489
	2012	489	130	91	528

(1)	Charged to net sales (customer deductions) or costs and expenses (doubtful accounts).

(2)	Customer deductions taken or write off of accounts receivables.

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]

2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[2]

2.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

2.4	Acquisition Agreement between Calavo Growers, Inc., a California corporation and Lecil E. Cole, Eric Weinert, Suzanne Cole-Savard, Guy Cole, and Lecil E. Cole and Mary Jeanette Cole, acting jointly and severally as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993, also known as the Lecil E. and Mary Jeanette Cole Revocable 1993 Trust dated May 19, 2008[4]

2.5	Acquisition Agreement between Calavo Growers, Inc., Calavo Salsa Lisa, LLC, Lisa’s Salsa Company and Elizabeth Nicholson and Eric Nicholson dated February 8, 2010[5]

2.6	Amended and Restated Limited Liability Company Agreement for Calavo Salsa Lisa, LLC dated February 8, 2010 among Calavo Growers, Inc., Calavo Salsa Lisa LLC, Lisa’s Salsa Company, Elizabeth Nicholson and Eric Nicholson. (Portions of this agreement have been deleted and filed separately with the Securities and Exchange Commission Pursuant to a request for confidential treatment.)[15]

2.7	Agreement and Plan of Merger dated May 25, 2011 among Calavo Growers, Inc., CG Mergersub LLC, Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust[1] (Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by the Registrant with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by the Registrant with the Securities and Exchange Commission.)[19]

2.8	Sale of LLC Interest Agreement dated October 31, 2012 between Calavo Growers, Inc. and San Rafael Distributing, Inc.[24]

3.1	Articles of Incorporation of Calavo Growers, Inc.[1]

3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[6]

3.3	Amendments to Articles of Incorporation or Bylaws of Calavo Growers, Inc.[18]

10.1	Form of Marketing Agreement for Calavo Growers, Inc.[7]

10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California.[1]

10.3	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]

10.4	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

10.5	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[3]

10.7	Term Loan Agreement dated April 9, 2008 (effective date May 1, 2008) between Farm Credit West, PCA, and Calavo Growers, Inc.[7]

10.8	2005 Stock Incentive Plan Of Calavo Growers, Inc.[9]

10.9	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California.[1]

10.10	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California.[1]

10.11	2001 Stock Purchase Plan for Officers and Employees.[9]

Exhibit Number	Description

10.12	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated October 15, 2007[10]

10.13	First Amendment Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated August 28, 2008[11]

10.14	Form of Stock Option Agreement[12]

10.15	Amendment No. 2 to Loan Agreement dated as of July 31, 2009 between Calavo Growers, Inc. and Bank of America, N.A.[13]

10.16	Amendment to Term Loan Agreement between Farm Credit West, PCA, and Calavo Growers, Inc.14

10.17	Amendment No. 3 to Loan Agreement dated February 9, 2010 between Bank of America, N.A. and Calavo Growers, Inc.[15]

10.18	2011 Management Incentive Plan of Calavo Growers, Inc.[16]

10.19	Retention Bonus Agreement between Lecil E. Cole and Calavo Growers, Inc.[17]

10.20	Term Revolving Credit Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011.[20]

10.21	Term Loan Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011.[20]

10.22	Amendment to Term Revolving Credit Agreement between FCW and Calavo Growers, Inc. dated May 31, 2011.[21]

10.23	Amendment No. 4 to Loan Agreement dated as of September 30, 2011 between Calavo Growers, Inc. and Bank of America, N.A.[22]

10.24	Amendment No. 2 to Term Revolving Credit Agreement dated October 31, 2011 between Farm Credit West, PCA and Calavo Growers, Inc.[23]

10.25	Amendment No. 2 to Term Loan Agreement dated October 31, 2011 between Farm Credit West, PCA and Calavo Growers, Inc.[23]

10.26	Amendment No. 2 to Promissory Note dated October 31, 2011 between Farm Credit West, PCA and Calavo Growers, Inc.[23]

10.27	Equity Secured Promissory Note dated October 31, 2012 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]

10.28	Goodwill Secured Promissory Note dated October 31, 2012 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]

10.29	Pledge and Security Agreement dated October 31, 2012 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]

10.30	Personal Guaranty dated October 31, 2012 between Calavo Growers, Inc. and Francisco Clouthier. [24]

21.1	Subsidiaries of Calavo Growers, Inc.[1]

23.1	Consent of Ernst & Young LLP.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)*

32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350*

101

The following financial information from the Annual Report on Form 10-K of Calavo Growers, Inc. for the year ended October 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of October 31, 2012 and 2011; (2) Consolidated Statements of Income for the years ended October 31, 2012, 2011 and 2010; (3) Consolidated Statements of Comprehensive Income for the years ended October 31, 2012, 2011, and 2010; (4) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2012, 2011, and 2010; (5) Consolidated Statements of Cash Flows for the years ended October 31, 2012, 2011 and 2010; and (6) Notes to Financial Statements. **

**	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or 1933, as amended, (b) is deemed not to be “filed” for purposes Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.
*	Filed with this Annual Report on Form 10-K.
1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.
2	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
3	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
4	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
5	Previously filed on February 8, 2010 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

6	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.
7	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
8	Previously filed on May 8, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
9	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.
10	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference. October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
11	Previously filed on January 27, 2009 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.
12	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
13	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
14	Previously filed on January 11, 2010 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
15	Previously filed on March 11, 2010 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
16	Previously filed on January 14, 2011 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
17	Previously filed on March 2, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
18	Previously filed on March 30, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
19	Previously filed on January 10, 2012 as an exhibit to the Registrant’s Report on Form 8-K/A and incorporated herein by reference.
20	Previously filed on June 15, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
21	Previously filed on September 9, 2011 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
22	Previously filed on October 6, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
23	Previously filed on November 14, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
24	Previously filed on November 6, 2012 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.