Form 10-Q
period 2013-01-31
CALAVO GROWERS INC
filed 2013-03-08
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Registrant’s number of shares of common stock outstanding as of January 31, 2013 was 14,847,033.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo Growers, Inc. and its consolidated subsidiaries (Calavo, the Company, we, us or our) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, margins, expenses, earnings, earnings per share, tax provisions, cash flows, currency exchange rates, the impact of acquisitions or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic trends and events; the competitive pressures faced by Calavo’s businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs; integration and other risks associated with business combinations; the hiring and retention of key employees; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including, but not limited to, the items discussed in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, and those detailed from time to time in our other filings with the Securities and Exchange Commission. Calavo assumes no obligation and does not intend to update these forward-looking statements.

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands)

	January 31,	October 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$9,067	$7,103
Accounts receivable, net of allowances of $2,967 (2013) and $3,221 (2012)	48,367	38,870
Inventories, net	22,331	22,948
Prepaid expenses and other current assets	8,013	7,190
Advances to suppliers	1,324	2,369
Income taxes receivable	2,807	2,762
Deferred income taxes	2,222	2,222

Total current assets	94,131	83,464
Property, plant, and equipment, net	50,966	50,562
Investment in Limoneira Company	37,596	38,841
Investment in unconsolidated entities	520	520
Goodwill	18,262	18,262
Other assets	14,949	16,242

	$216,424	$207,891

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$5,985	$8,475
Trade accounts payable	9,498	7,898
Accrued expenses	27,832	22,237
Short-term borrowings	32,780	20,170
Dividend payable	—	9,612
Current portion of long-term obligations	5,329	5,416

Total current liabilities	81,424	73,808
Long-term liabilities:
Long-term obligations, less current portion	12,073	13,039
Deferred income taxes	10,179	10,665

Total long-term liabilities	22,252	23,704
Commitments and contingencies
Noncontrolling interest	331	357
Shareholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized; 14,848 (2013) and 14,824 (2012) shares issued and outstanding	14	14
Additional paid-in capital	51,757	51,276
Accumulated other comprehensive income	8,631	9,390
Retained earnings	52,015	49,342

Total shareholders’ equity	112,417	110,022

	$216,424	$207,891

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended January 31,
	2013	2012
Net sales	$139,499	$117,394
Cost of sales	126,375	105,492

Gross margin	13,124	11,902
Selling, general and administrative (includes revalue adjustment on contingent consideration of $1.2 million in 2013 and $0.1 million in 2012)	8,821	7,495

Operating income	4,303	4,407
Interest expense	(252)	(298)
Other income, net	138	237

Income before provision for income taxes	4,189	4,346
Provision for income taxes	1,508	1,694

Net income	2,681	2,652
Add: Net loss attributable to noncontrolling interest	26	27

Net income attributable to Calavo Growers, Inc.	$2,707	$2,679

Calavo Growers, Inc.’s net income per share:
Basic	$0.18	$0.18

Diluted	$0.18	$0.18

Number of shares used in per share computation:
Basic	14,834	14,772

Diluted	14,854	14,789

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended January 31,
	2013	2012
Net income	$2,681	$2,652

Other comprehensive income (loss), before tax:
Unrealized investment holding gains (losses) arising during period	(1,244)	1,089
Income tax benefit (expense) related to items of other comprehensive income	485	(425)

Other comprehensive income (loss), net of tax	(759)	664

Comprehensive income	1,922	3,316
Add: Net loss attributable to noncontrolling interest	26	27

Comprehensive income – Calavo Growers, Inc.	$1,948	$3,343

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended January 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$2,681	$2,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,607	1,380
Provision for losses on accounts receivable	—	5
Income from unconsolidated entities	—	(128)
Interest on contingent consideration	35	31
Revalue adjustment on contingent consideration	1,245	118
Stock compensation expense	116	66
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(9,497)	(3,597)
Inventories, net	617	(2,998)
Prepaid expenses and other current assets	22	(299)
Advances to suppliers	1,045	(268)
Income taxes receivable	87	1,597
Other assets	13	11
Payable to growers	(2,490)	(693)
Trade accounts payable and accrued expenses	5,887	2,541

Net cash provided by operating activities	1,368	418
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(1,548)	(1,523)
Distribution from unconsolidated entity	—	91

Net cash used in investing activities	(1,548)	(1,432)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(9,646)	(8,124)
Proceeds from revolving credit facilities, net	12,610	10,900
Payments on long-term obligations	(1,053)	(1,158)
Exercise of stock options	233	217

Net cash provided by financing activities	2,144	1,835

Net increase in cash and cash equivalents	1,964	821
Cash and cash equivalents, beginning of period	7,103	2,774

Cash and cash equivalents, end of period	$9,067	$3,595

Noncash Investing and Financing Activities:
Tax benefit related to stock based compensation	$132	$95

Construction in progress included in trade accounts payable	$28	$27

Unrealized investment holding gains (losses)	$(1,244)	$1,089

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

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The adoption of this standard had no impact on our financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this standard had no impact on our financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Recently Issued Accounting Standards

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

	Three months ended January 31, 2013				Three months ended January 31, 2012
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$74,082	$—	$—	$74,082	$64,120	$—	$—	$64,120
Tomatoes	6,961	—	—	6,961	2,200	—	—	2,200
Papayas	3,234	—	—	3,234	3,493	—	—	3,493
Pineapples	1,019	—	—	1,019	1,253	—	—	1,253
Other fresh products	63	—	—	63	284	—	—	284
Food service	—	9,924	—	9,924	—	8,406	—	8,406
Retail and club	—	4,660	43,278	47,938	—	5,145	35,728	40,873

Total gross sales	85,359	14,584	43,278	143,221	71,350	13,551	35,728	120,629
Less sales incentives	(292)	(2,654)	(776)	(3,722)	(214)	(2,272)	(749)	(3,235)

Net sales	$85,067	$11,930	$42,502	$139,499	$71,136	$11,279	$34,979	$117,394

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

	Fresh products	Calavo Foods	RFG	Total
	(All amounts are presented in thousands)
Three months ended January 31, 2013
Net sales	$85,067	$11,930	$42,502	$139,499
Cost of sales	78,298	8,842	39,235	126,375

Gross margin	$6,769	$3,088	$3,267	$13,124

Three months ended January 31, 2012
Net sales	$71,136	$11,279	$34,979	$117,394
Cost of sales	65,167	7,871	32,454	105,492

Gross margin	$5,969	$3,408	$2,525	$11,902

For the three months ended January 31, 2013 and 2012, inter-segment sales and cost of sales for Fresh products totaling $9.8 million and $5.0 million were eliminated in consolidation. For three months ended January 31, 2013 and 2012, inter-segment sales and cost of sales for Calavo Foods totaling $3.1 million and $2.9 million were eliminated in consolidation.

3. Inventories

Inventories consist of the following (in thousands):

	January 31, 2013	October 31, 2012
Fresh fruit	$10,850	$10,776
Packing supplies and ingredients	7,183	7,294
Finished prepared foods	4,298	4,878

	$22,331	$22,948

During the three months ended January 31, 2013 and 2012, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.

4. Related party transactions

Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended January 31, 2013 and 2012, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.3 million. Accounts payable to these Board members were $0.1 million and $0.3 million at January 31, 2013 and October 31, 2012.

During the first quarter of fiscal 2013 and 2012, we received $0.1 million as dividend income from Limoneira.

The three previous owners and current executives of RFG have a majority ownership of certain entities that provide various services to RFG. RFG’s California operating facility leases a building from LIG partners, LLC (LIG) pursuant to an operating lease. LIG is majority owned by an entity owned by such three executives of RFG. For the three months ended January 31, 2013 and 2012, total rent paid to LIG was $0.1 million. RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease. THNC is majority owned by an entity owned by such three executives of RFG. For the three months ended January 31, 2013, total rent paid to THNC was $0.1 million. Additionally, RFG sells cut produce and purchases raw materials, obtains

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

transportation services, and shares costs for certain utilities with Third Coast Fresh Distribution (Third Coast). Third Coast is majority owned by an entity owned by such three executives of RFG. For the three months ended January 2013 and 2012, total sales made to Third Coast were $1.1 million and $0.8 million. For the year ended January 31, 2013 and 2012, total purchases made from Third Coast were $0.5 million and $0.4 million. Amounts due from Third Coast were $1.0 million and $0.8 million as of January 31, 2013 and October 31, 2012. Amounts due to Third Coast were $0.1 million as of January 31, 2013 and October 31, 2012.

5. Other assets

Other assets consist of the following (in thousands):

	January 31, 2013	October 31, 2012
Intangibles, net	$8,969	$9,328
Grower advances	1,160	1,234
Loan to Agricola Belher	2,535	3,380
Notes receivable from San Rafael	1,824	1,873
Other	461	427

	$14,949	$16,242

Intangible assets consist of the following (in thousands):

		January 31, 2013			October 31, 2012
	Weighted- Average Useful Life	Gross Carrying Value	Accum. Amortization	Net Book Value	Gross Carrying Value	Accum. Amortization	Net Book Value
Customer list/relationships	8.0 years	$7,640	$(1,645)	$5,995	$7,640	$(1,405)	$6,235
Trade names	8.5 years	3,009	(1,558)	1,451	3,009	(1,489)	1,520
Trade secrets/recipes	12.3 years	1,520	(406)	1,114	1,520	(366)	1,154
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(133)	134	267	(123)	144

Intangibles, net		$12,711	$(3,742)	$8,969	$12,711	$(3,383)	$9,328

We anticipate recording amortization expense of approximately $1.1 million for the remainder of fiscal 2013, with $1.4 million of amortization expense for each of the fiscal years 2014 through 2015. We anticipate recording amortization expense of approximately $1.3 million for fiscal year 2016. We anticipate recording amortization expense of approximately $1.2 million for fiscal year 2017. The remainder of approximately $2.3 million will be amortized over fiscal years 2018 through 2023.

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

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

On January 28, 2013, all 12 of our non-employee directors were granted 1,000 restricted shares each (total of 12,000 shares). These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $24.71. On January 1, 2014, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable. These shares were granted pursuant to our 2011 Management Incentive Plan.

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2012	35	$15.16	—
Exercised	(3)	$10.23	—

Outstanding at January 31, 2013	32	$15.62	$795

Exercisable at January 31, 2013	12	$18.68	$305

At January 31, 2013, outstanding stock options had a weighted-average remaining contractual term of 5.1 years. At January 31, 2013, exercisable stock options had a weighted-average remaining contractual term of 3.9 years. The total recognized stock-based compensation expense was insignificant for the three months ended January 31, 2013.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2012	50	$21.82	—
Granted	10	$23.48	—
Exercised	(10)	$21.82	—

Outstanding at January 31, 2013	50	$22.15	$143

Exercisable at January 31, 2013	32	$21.82	$102

At January 31, 2013, outstanding stock options had a weighted-average remaining contractual term of 3.0 years. At January 31, 2013, exercisable stock options had a weighted-average remaining contractual term of 0.4 years. The total recognized stock-based compensation expense was $0.1 million for the three months ended January 31, 2013.

7. Other events

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

The following table sets forth our financial assets and liabilities as of January 31, 2013 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$37,596	—	—	$37,596

Total assets at fair value	$37,596	$—	$—	$37,596

(1)

The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. At January 31, 2013 we own approximately 15% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at January 31, 2013 and October 31, 2012 equaled $21.75 per share and $22.47 per share. Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding losses arising during the quarter ended January 31, 2013 was $1.2 million. Unrealized investment holding gains arising during the quarter ended January 31, 2012 was $1.1 million.

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Liabilities at fair value:
Salsa Lisa contingent consideration(2)	—	—	$869	$869
RFG contingent consideration(2)	—	—	$3,590	$3,590

Total liabilities at fair value	$—	$—	$4,459	$4,459

(2)

Each period we revalue the contingent consideration obligations to their fair value and record increases or decreases in the fair value into selling, general and administrative expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given period. The total revalue adjustment of the contingent considerations during the three months ended January 31, 2013, and 2012 totaled $1.2 million and $0.1 million.

The following is a reconciliation of the beginning and ending amounts of the contingent consideration for Salsa Lisa and RFG:

	Balance at October 31, 2012	Interest	Revalue Adjustment	Balance January 31, 2013
	(All amounts are presented in thousands)
Salsa Lisa contingent consideration	$857	$12	$—	$869
RFG contingent consideration	2,322	23	1,245	3,590

Total	$3,179	$35	$1,245	$4,459

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

9. Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to the Salsa Lisa acquisition disclosed on our Form10-K for our fiscal year ended October 31, 2012 (in thousands):

	Three months ended January 31, 2013	Three months ended January 31, 2012
Noncontrolling interest, beginning	$357	$461
Net loss attributable to noncontrolling interest	(26)	(27)

Noncontrolling interest, ending	$331	$434

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

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended October 31, 2012 of Calavo Growers, Inc. (we, Calavo, or the Company).

Recent Developments

Dividend payment

On December 12, 2012, we paid a $0.65 per share dividend in the aggregate amount of $9.6 million to shareholders of record on November 28, 2012.

Net Sales

The following table summarizes our net sales by business segment for each of the three-month periods ended January 31, 2013 and 2012:

	Three months ended January 31,
(in thousands)	2013	Change	2012
Net sales to third-parties:
Fresh products	$85,067	19.6%	$71,136
Calavo Foods	11,930	5.8%	11,279
RFG	42,502	21.5%	34,979

Total net sales	$139,499	18.8%	$117,394

As a percentage of net sales:
Fresh products	61.0%		60.6%
Calavo Foods	8.5%		9.6%
RFG	30.5%		29.8%

	100.0%		100.0%

Net sales for the first quarter of fiscal 2013, compared to fiscal 2012, increased by $22.1 million, or 18.8%. The increase in sales, when compared to the same corresponding prior year period, is primarily related to an increase in sales from our RFG and Fresh product segments. We experienced an increase in RFG sales during the first quarter of fiscal 2013, which was due primarily to increased sales from cut fruit and vegetables platters, as well as an increase in sales of Deli products. We experienced an increase in Fresh product sales during the first quarter of fiscal 2013, which was due primarily to increased sales of Mexican and California sourced avocados, as well as tomatoes. Partially offsetting this increase in Fresh product sales, however, was a decrease in sales of Chilean sourced avocados. While the procurement of fresh avocados related to our Fresh products segment is very seasonal, our Calavo Foods business is generally not subject to a seasonal effect.

Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Net sales delivered by the Fresh products business increased by approximately $13.9 million, or 19.6%, for the first quarter of fiscal 2013, when compared to the same period for fiscal 2012. As discussed above, this increase in Fresh product sales during the first quarter of fiscal 2013 was primarily related to increased sales of Mexican and California sourced avocados and tomatoes. These increases were partially offset, however, by decreased sales from Chilean sourced avocados. See details below.

Sales of Mexican sourced avocados increased $11.1 million, or 18.6% for the first quarter of 2013, when compared to the same prior year period. The increase in Mexican sourced avocados was primarily due to an increase in pounds sold. Mexican sourced avocados sales reflect an increase in 23.2 million pounds of avocados sold, or 41.6%, when compared to the same prior year period. We attribute much of this increase in volume to the large Mexican avocado crop in the current year. Partially offsetting this increase, however, was the decrease in the sales price per carton, which decreased by approximately 16.3%. We attribute this decrease primarily to a higher overall volume of avocados in the marketplace.

Sales of California sourced avocados increased $2.5 million, or 387.7%, for the first quarter of 2013, when compared to the same prior year period. The increase in California sourced avocados was due to an increase in pounds sold. California sourced avocados sales reflect an increase in 2.7 million pounds of avocados sold, or 415.6%, when compared to the same prior year period. We attribute most of this increase in volume to the large California avocado crop in 2012, which contributed to significant deliveries in November 2012. Partially offsetting this increase, however, was the decrease in the sales price per carton, which decreased by approximately 5.4%. We attribute this decrease primarily to a higher overall volume of avocados in the marketplace.

Sales of tomatoes increased $4.8 million, or 216.6%, for the first quarter of fiscal 2013, when compared to the same period for fiscal 2012. The increase in sales for tomatoes is primarily due to a combination of an increase in the number of cartons sold and an increase in the sales price per carton. Warmer than expected weather was experienced in both Florida’s and Mexico’s growing areas during the first fiscal quarter of 2012. This situation delayed the start of harvests and reduced the number of units available in prior year’s first quarter. We attribute some of the increase in the per carton selling price to the lower volume of quality tomatoes in the U.S. marketplace, due primarily to cold weather which reduced supplies and delayed harvests in current year.

Partially offsetting such increases was a decrease in sales of Chilean sourced avocados, which decreased $2.6 million for the first quarter of 2013, when compared to the same prior year period. The decrease in Chilean sourced avocados was due to a decrease in pounds sold. Chilean sourced avocados sales reflect a decrease in 2.7 million pounds of avocados sold, when compared to the same prior year period. This decrease in sales is due to the high availability of other avocado sources, and an increased focus on Mexican and California sourced avocados in the first quarter of 2013. As a result, there was an insignificant amount of sales related to Chilean sourced avocados in the first quarter of 2013.

We anticipate that California avocado sales will experience an increase during our second fiscal quarter of 2013, as compared to the first quarter of 2013. Additionally, we believe that the sales volume of California grown avocados will increase in second quarter of fiscal 2013, when compared to the same prior year period. This increase is due to a larger expected avocado crop.

We anticipate that net sales related to tomatoes will increase during our second fiscal quarter of 2013, as compared to the first fiscal quarter of 2013. We anticipate that sales of Mexican grown avocados will increase in the second quarter of fiscal 2013, when compared to the same prior year period, due to higher volume of avocados in the marketplace. We anticipate that sales of tomatoes will increase in the second quarter of fiscal 2013, when compared to the same prior year period. This increase is due to a larger expected tomato crop.

Calavo Foods

Sales for Calavo Foods for the quarter ended January 31, 2013, when compared to the same period for fiscal 2012, increased $0.7 million, or 5.8%. This increase is due to an increase in sales of prepared guacamole products which increased approximately $0.9 million, or 9.0%, in the first quarter of fiscal year 2013, when compared to the same prior year period. Partially offsetting these increases, is a decrease of sales of Calavo Salsa Lisa products of $0.2 million or 31.7%. The increase in sales of prepared guacamole was primarily related to an increase in overall pounds sold, which increased 0.7 million pounds, or 17.9%, partially offset by a decrease in the average net selling price per pound for both our frozen guacamole products and our refrigerated guacamole products of approximately 5.6%.

RFG

Sales for RFG for the quarter ended January 31, 2013, when compared to the same period for fiscal 2012, increased $7.5 million, or 21.5%. This increase is due primarily to increased sales from cut fruit and vegetable platters, as well as an increase in sales of deli products. The overall increase in sales is primarily due to an increase in sales volume. Collectively, cut fruit, cut vegetable, and deli product sales increased 2.5 million units, or 19.3%. We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative products that we offer.

Gross Margins

The following table summarizes our gross margins and gross profit percentages by business segment for each of the three-month periods ended January 31, 2013 and 2012:

	Three months ended January 31,
(in thousands)	2013	Change	2012
Gross margins:
Fresh products	$6,769	13.4%	$5,969
Calavo Foods	3,088	(9.4)%	3,408
RFG	3,267	29.4%	2,525

Total gross margins	$13,124	10.3%	$11,902

Gross profit percentages:
Fresh products	8.0%		8.4%
Calavo Foods	25.9%		30.2%
RFG	7.7%		7.2%
Consolidated	9.4%		10.1%

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $1.2 million, or 10.3%, for the first quarter of fiscal 2013 when compared to the same period for fiscal 2012. This increase was primarily attributable to increases in our Fresh products and RFG segments.

During our first fiscal quarter of 2013, as compared to the same prior year period, our Fresh products segment gross margin percentage stayed relatively consistent to prior year, with a slight decrease from 8.4% to 8.0% percent. This decrease is due mostly to a decrease in per carton sales prices for Mexican avocados of 16.3%, partially offset by decreases of fruit costs of Mexican sourced avocados. During our first fiscal quarter of 2013, when compared to the prior year period, we experienced an increase in the volume of Mexican sourced avocados sold by 23.2 million pounds, or 41.6%. This increase is primarily related to the larger Mexican avocado crop. Although we experienced overall lower fruit costs and less per pound costs with the significantly higher volume, the decrease of the selling prices of Mexican sourced avocados decreased at a higher rate than which fruit costs decreased. The net effect of these negatively impacted gross margins.

The Calavo Foods segment gross margin percentage during our first fiscal quarter of 2013, when compared to the same prior year period, decreased primarily as a result of higher operating costs due to a decrease in pounds of prepared guacamole products produced. Although fruit costs for the first fiscal quarter of 2013 decreased 19.2%, when compared to the same prior year period, pounds produced of prepared guacamole products decreased 2.2 million pounds, or 31.1%. In addition, the weakening of the U.S. Dollar compared to the Mexican Peso, increased our per pound costs. All of these combined had the effect of increasing our per pound costs, which, as a result, negatively impacted gross margins. We anticipate that the gross margin percentage for our Calavo Foods segment will continue to experience significant fluctuations during this fiscal year primarily due to the uncertainty of the cost of fruit that will be used in the production process. In addition, any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products and Calavo Foods segments.

The RFG segment gross margin percentage during our first fiscal quarter of 2013, when compared to the same prior year period, increased primarily as a result of lower operating costs due to an overall increase in units of products produced. Sales for RFG for the quarter ended January 31, 2013, when compared to the same period for fiscal 2012, increased $7.5 million, or 21.5%. The increase in production to support such increase in sales had the effect of decreasing our per pound operating costs, which, as a result, positively impacted gross margins.

Selling, General and Administrative

	Three months ended January 31,
(in thousands)	2013	Change	2012
Selling, general and administrative	$8,821	17.7%	$7,495
Percentage of net sales	6.3%		6.4%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $1.3 million, or 17.7%, for the three months ended January 31, 2013, when compared to the same period for fiscal 2012. This increase was primarily to higher corporate costs, including, but not limited to, revalue adjustment on contingent consideration related to the acquisition of RFG (totaling approximately $1.2 million, see Note 8 of the unaudited consolidated condensed financial statements), salaries (totaling approximately $0.3 million), accounting fees (totaling approximately $0.1 million), and employee benefits (totaling approximately $0.1 million), partially offset by decreases in management bonuses (totaling approximately $0.2 million), other administration fees (totaling approximately $0.1 million), and grower relations (totaling approximately $0.1 million).

Provision for Income Taxes

	Three months ended January 31,
(in thousands)	2013	Change	2012
Provision for income taxes	$1,508	(11.0)%	$1,694
Percentage of income before provision for income taxes	36.0%		39.0%

For the first three months of fiscal 2013, our provision for income taxes was $1.5 million, as compared to $1.7 million for the comparable prior year period. We expect our effective tax rate to be approximately 36% during fiscal 2013. The expected lower tax rate, compared to prior year, is due to tax benefits related to the shift of income between tax jurisdictions and tax credits received through California’s Enterprise Zone Hiring Credit Program. See Note 10 of the most recently filed 10-K for more information.

Liquidity and Capital Resources

Cash provided by operating activities was $1.4 million for the three months ended January 31, 2013, compared to $0.4 million used in operations for the similar period in fiscal 2012. Operating cash flows for the three months ended January 31, 2013 reflect our net income of $2.7 million, net non-cash charges (depreciation and amortization, stock compensation expense, interest on deferred consideration, revalue adjustments on contingent consideration and income from unconsolidated entities) of $3.0 million and net of cash used in the components of our operating capital of approximately $4.3 million.

Cash used in operations caused by working capital changes, when compared to October 31, 2012, includes a net increase in accounts receivable of $9.5 million, and a net decrease in payable to growers of $2.5 million, partially offset by, an increase in trade accounts payable and accrued expenses of $5.9 million, a decrease in advances to suppliers of $1.1 million, a decrease in inventory of $0.6 million, and a decrease in income tax receivable of $0.1 million.

The increase in our accounts receivable, as of January 31, 2013, when compared to October 31, 2012, primarily reflects higher sales recorded in the month of January 2013, as compared to October 2012. The decrease in our payable to growers primarily reflects a decrease in California fruit delivered in the month of January 2013, as compared to October 31, 2012. The increase in accounts payable and accrued expenses and the decrease in advances to suppliers are primarily related to an increase in our payables related to tomatoes and Mexican avocados. The decrease in inventory is primarily related to a decrease in fruit prices at January 31, 2013. The decrease in income tax receivable primarily relates to income from operations for the three months ended January 31, 2013.

Cash used in investing activities was $1.5 million for the three months ended January 31, 2013 and related principally to the purchase of property, plant and equipment items.

Cash provided by financing activities was $2.1 million for the three months ended January 31, 2013, which related principally to borrowings on our credit facilities totaling $12.6 million, and exercises of stock options of $0.2 million, partially offset by the payment of our $9.6 million dividend and payments on long-term obligations if $1.1 million.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of January 31, 2013 and October 31, 2012 totaled $9.1 million and $7.1 million. Our working capital at January 31, 2013 was $12.7 million, compared to $9.7 million at October 31, 2012.

We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. expire in February 2016. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.7% and 1.8% at January 31, 2013 and October 31, 2012. Under these credit facilities, we had $32.8 million and $20.2 million outstanding as January 31, 2013 and October 31, 2012. These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined). We were in compliance with all such covenants at January 31, 2013.

Contractual Obligations

There have been no material changes to our contractual commitments from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2012. For a summary of the contractual commitments at October 31, 2012, see Part II, Item 7, in our 2012 Annual Report on Form 10-K.

Impact of Recently Issued Accounting Pronouncements

See footnote 1 to the unaudited consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2013.

(All amounts in thousands)	Expected maturity date January 31,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$9,067	$—	$—	$—	$—	$—	$9,067	$9,067
Accounts receivable (1)	48,367	—	—	—	—	—	48,367	48,367
Advances to suppliers (1)	1,324	—	—	—	—	—	1,324	1,324
Liabilities
Payable to growers (1)	$5,985	$—	$—	$—	$—	$—	$5,985	$5,985
Accounts payable (1)	9,498	—	—	—	—	—	9,498	9,498
Current borrowings pursuant to credit facilities (1)	32,780	—	—	—	—	—	32,780	32,780
Fixed-rate long-term obligations (2)	5,329	5,415	4,759	1,376	103	420	17,402	17,746

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.
(2)	Fixed-rate long-term obligations bear interest rates ranging from 1.7% to 5.7% with a weighted-average interest rate of 3.0%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $370,000.

Except as disclosed with the acquisition of Calavo Salsa Lisa, we were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. We do not anticipate using derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates during fiscal 2013. Total foreign currency gains for the three months ended January 31, 2013, and 2012, net of losses, was less than $0.1 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results of operations.

ITEM 6. EXHIBITS

10.1	Form of Restricted Stock Award Agreement, dated January 28, 2013.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January, 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of January 31, 2013 and October 31, 2012; (2) Consolidated Condensed Statements of Income for the three months ended January 31, 2013 and 2012; (3) Consolidated Condensed Statements of Comprehensive Income for the three ended January 31, 2013 and 2012; (4) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2013 and 2012; and (5) Notes to Unaudited Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.

(1) SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)
Date: March 8, 2013	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 8, 2013	By	/s/ Arthur J. Bruno
Arthur J. Bruno
Chief Operating Officer, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Form of Restricted Stock Award Agreement, dated January 28, 2013.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January, 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of January 31, 2013 and October 31, 2012; (2) Consolidated Condensed Statements of Income for the three months ended January 31, 2013 and 2012; (3) Consolidated Condensed Statements of Comprehensive Income for the three ended January 31, 2013 and 2012; (4) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2013 and 2012; and (5) Notes to Unaudited Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.