Form 10-Q
period 2013-04-30
CALAVO GROWERS INC
filed 2013-06-07
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Registrant’s number of shares of common stock outstanding as of April 30, 2013 was 14,704,923

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

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	April 30, 2013	October 31, 2012
Assets
Current assets:
Cash and cash equivalents	$7,119	$7,103
Accounts receivable, net of allowances of $3,617 (2013) and $3,221 (2012)	59,349	38,870
Inventories, net	25,434	22,948
Prepaid expenses and other current assets	8,539	7,190
Advances to suppliers	31	2,369
Income taxes receivable	3,083	2,762
Deferred income taxes	2,222	2,222

Total current assets	105,777	83,464
Property, plant, and equipment, net	51,230	50,562
Investment in Limoneira Company	32,203	38,841
Investment in unconsolidated entities	520	520
Goodwill	18,262	18,262
Other assets	13,540	16,242

	$221,532	$207,891

Liabilities and Shareholders’ equity
Current liabilities:
Payable to growers	$17,301	$8,475
Trade accounts payable	12,535	7,898
Accrued expenses	24,155	22,237
Short-term borrowings	35,140	20,170
Dividend payable	—	9,612
Current portion of long-term obligations	5,747	5,416

Total current liabilities	94,878	73,808
Long-term liabilities:
Long-term obligations, less current portion	11,097	13,039
Deferred income taxes	8,076	10,665

Total long-term liabilities	19,173	23,704
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized; 14,705 (2013) and 14,824 (2012) shares issued and outstanding	14	14
Additional paid-in capital	47,587	51,276
Accumulated other comprehensive income	5,341	9,390
Retained earnings	54,228	49,342

Total Calavo Growers, Inc. shareholders’ equity	107,170	110,022
Noncontrolling interest	311	357

Total shareholders’ equity	107,481	110,379

	$221,532	$207,891

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012
Net sales	$166,336	$138,992	$305,835	$256,386
Cost of sales	154,800	124,297	281,175	229,789

Gross margin	11,536	14,695	24,660	26,597
Selling, general and administrative	8,190	7,618	17,011	15,112

Operating income	3,346	7,077	7,649	11,485
Interest expense	(317)	(311)	(569)	(609)
Other income, net	235	469	373	706

Income before provision for income taxes	3,264	7,235	7,453	11,582
Provision for income taxes	1,071	4,700	2,579	6,395

Net income	2,193	2,535	4,874	5,187
Add: Net loss attributable to noncontrolling interest	20	13	46	40

Net income attributable to Calavo Growers, Inc.	$2,213	$2,548	$4,920	$5,227

Calavo Growers, Inc.’s net income per share:
Basic	$0.15	$0.17	$0.33	$0.35

Diluted	$0.15	$0.17	$0.33	$0.35

Number of shares used in per share computation:
Basic	14,819	14,787	14,827	14,779

Diluted	14,839	14,802	14,846	14,792

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012
Net income	$2,193	$2,535	$4,874	$5,187

Other comprehensive loss, before tax:
Unrealized holding losses on available for sales investments arising during period	(5,393)	(2,022)	(6,638)	(933)
Income tax benefit related to items of other comprehensive loss	2,103	789	2,589	364

Other comprehensive loss, net of tax	(3,290)	(1,233)	(4,049)	(569)

Comprehensive income (loss)	(1,097)	1,302	825	4,618

Add: Net loss – noncontrolling interest	20	13	46	40

Comprehensive income (loss) – Calavo Growers, Inc.	$(1,077)	$1,315	$871	$4,658

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended April 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$4,874	$5,187
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,293	2,780
Provision for losses on accounts receivable	—	5
Income from unconsolidated entities	—	(347)
Interest on contingent consideration	84	62
Revalue adjustment on contingent consideration	1,444	171
Stock-based compensation expense	191	210
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(20,479)	(15,416)
Inventories, net	(2,486)	(7,245)
Prepaid expenses and other current assets	(1,349)	(577)
Advances to suppliers	2,338	2,007
Income taxes receivable	(113)	3,206
Other assets	143	106
Payable to growers	10,516	7,453
Income taxes payable	—	471
Trade accounts payable and accrued expenses	5,027	1,795

Net cash provided by (used in) operating activities	3,483	(132)
Cash Flows from Investing Activities:
Acquisitions property, plant, and equipment	(3,092)	(3,494)
Distributions from unconsolidated entity	—	141

Net cash used in investing activities	(3,092)	(3,353)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(9,646)	(8,124)
Proceeds on revolving credit facilities, net	14,970	15,330
Payments on long-term obligations	(1,611)	(2,030)
Retirement of common stock	(4,788)	—
Exercise of stock options	700	217

Net cash provided by (used in) financing activities	(375)	5,393

Net increase in cash and cash equivalents	16	1,908
Cash and cash equivalents, beginning of period	7,103	2,774

Cash and cash equivalents, end of period	$7,119	$4,682

Noncash Investing and Financing Activities:
Tax benefit related to stock based compensation	$208	$95

Collection on Beltran Infrastructure Advance	$1,690	$—

Unrealized investment holding losses	$(6,638)	$(933)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of the business

Business

Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and an expanding provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our various operating facilities, we sort, pack, and/or ripen avocados, tomatoes, pineapples and/or Hawaiian grown papayas. Additionally, we also produce salsa and prepare ready-to-eat produce and deli products.

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

In July 2012, the FASB issued additional guidance to simplify the assessment of testing the impairment of indefinite-lived intangible assets other than goodwill and will become effective for fiscal years beginning after September 15, 2012. The amended guidance allows us to do an initial qualitative assessment to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets are less than their carrying amounts prior to performing the quantitative indefinite-lived intangible asset impairment test. The adoption of this standard had no impact on our financial statements.

Recently Issued Accounting Standards

In February 2013, the FASB issued a standard that revised the disclosure requirements for items reclassified out of accumulated other comprehensive income and requires entities to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2012. The adoption of this amendment will not have a material effect on our financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

In March 2013, the FASB issued a standard which requires the release of a Company’s cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance is effective for annual reporting periods beginning after December 15, 2013. The adoption of this amendment will not have a material effect on our financial statements.

2. Information regarding our operations in different segments

We report our operations in three different business segments: (1) Fresh products, (2) Calavo Foods, and (3) RFG. These three business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. The Fresh products segment includes all operations that involve the distribution of avocados and other fresh produce products. The Calavo Foods segment represents all operations related to the purchase, manufacturing, and distribution of prepared products, including guacamole and salsa. The RFG segment represents all operations related to the manufacturing and distribution of fresh-cut fruit, ready-to-eat vegetables, recipe-ready vegetables and deli meat products. Since it hasn’t commenced operations, FreshRealm is currently considered a developmental stage entity. Once principal operations commence, FreshRealm is expected to become our fourth segment. Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate. We do not allocate assets, or specifically identify them to, our operating segments. The following table sets forth sales by product category, by segment (in thousands):

	Three months ended April 30, 2013				Three months ended April 30, 2012
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$95,203	$—	$—	$95,203	$76,958	$—	$—	$76,958
Tomatoes	12,375	—	—	12,375	8,946	—	—	8,946
Papayas	3,146	—	—	3,146	3,142	—	—	3,142
Pineapples	2,152	—	—	2,152	1,964	—	—	1,964
Other fresh products	150	—	—	150	909	—	—	909
Food service	—	10,578	—	10,578	—	8,916	—	8,916
Retail and club	—	4,311	42,388	46,699	—	4,622	36,814	41,436

Total gross sales	113,026	14,889	42,388	170,303	91,919	13,538	36,814	142,271
Less sales incentives	(538)	(2,685)	(744)	(3,967)	(187)	(2,336)	(756)	(3,279)

Net sales	$112,488	$12,204	$41,644	$166,336	$91,732	$11,202	$36,058	$138,992

	Six months ended April 30, 2013				Six months ended April 30, 2012
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$169,285	$—	$—	$169,285	$141,078	$—	$—	$141,078
Tomatoes	19,336	—	—	19,336	11,146	—	—	11,146
Papayas	6,380	—	—	6,380	6,635	—	—	6,635
Pineapples	3,171	—	—	3,171	3,217	—	—	3,217
Other fresh products	213	—	—	213	1,193	—	—	1,193
Food service	—	20,502	—	20,502	—	17,322	—	17,322
Retail and club	—	8,971	85,666	94,637	—	9,767	72,542	82,309

Total gross sales	198,385	29,473	85,666	313,524	163,269	27,089	72,542	262,900
Less sales incentives	(830)	(5,339)	(1,520)	(7,689)	(401)	(4,608)	(1,505)	(6,514)

Net sales	$197,555	$24,134	$84,146	$305,835	$162,868	$22,481	$71,037	$256,386

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

	Fresh products	Calavo Foods	RFG	Total
Three months ended April 30, 2013
Net sales	$112,488	$12,204	$41,644	$166,336
Cost of sales	108,422	7,901	38,477	154,800

Gross margin	$4,066	$4,303	$3,167	$11,536

Three months ended April 30, 2012
Net sales	$91,732	$11,202	$36,058	$138,992
Cost of sales	83,767	7,283	33,247	124,297

Gross margin	$7,965	$3,919	$2,811	$14,695

For the three months ended April 30, 2013 and 2012, inter-segment sales and cost of sales for Fresh products totaling $8.8 million and $6.3 million were eliminated. For the three months ended April 30, 2013 and 2012, inter-segment sales and cost of sales for Calavo Foods totaling $3.4 million and $2.9 million were eliminated.

	Fresh products	Calavo Foods	RFG	Total
Six months ended April 30, 2013
Net sales	$197,555	$24,134	$84,146	$305,835
Cost of sales	186,720	16,743	77,712	281,175

Gross margin	$10,835	$7,391	$6,434	$24,660

Six months ended April 30, 2012
Net sales	$162,868	$22,481	$71,037	$256,386
Cost of sales	148,934	15,154	65,701	229,789

Gross margin	$13,934	$7,327	$5,336	$26,597

For the six months ended April 30, 2013 and 2012, inter-segment sales and cost of sales for Fresh products totaling $18.5 million and $11.3 million were eliminated. For the six months ended April 30, 2013 and 2012, inter-segment sales and cost of sales for Calavo Foods totaling $6.5 million and $5.8 million were eliminated.

3. Inventories

Inventories consist of the following (in thousands):

	April 30, 2013	October 31, 2012
Fresh fruit	$13,010	$10,776
Packing supplies and ingredients	7,477	7,294
Finished prepared foods	4,947	4,878

	$25,434	$22,948

During the three and six-month periods ended April 30, 2013 and 2012, we were not required to and did not record any provisions to reduce our inventories to the lower of cost or market.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

4. Related party transactions

Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended April 30, 2013 and 2012, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $6.1 million and $1.8 million. During the six months ended April 30, 2013 and 2012, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $6.4 million and $2.1 million. Amounts payable to these board members were $ 2.2 million and $0.3 million as of April 30, 2013 and October 31, 2012.

During the three and six months ended April 30, 2013 and 2012, we received $0.1 million as dividend income from Limoneira Company (Limoneira).

On April 10, 2013, we repurchased 165,000 shares of our common stock from Limoneira at a purchase price of $29.02 per share, the closing price on April 10, 2013. The total amount wired to Limoneira was $4.8 million. These shares were cancelled and returned to authorized, but unissued, status.

The three previous owners and current executives of RFG have a majority ownership of certain entities that provide various services to RFG. RFG’s California operating facility leases a building from LIG partners, LLC (LIG) pursuant to an operating lease. LIG is majority owned by an entity owned by such three executives of RFG. For the three months ended April 30, 2013 and 2012, total rent paid to LIG was $0.1 million. For the six months ended April 30, 2013 and 2012, total rent paid to LIG was $0.3 million. RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease. THNC is majority owned by an entity owned by such three executives of RFG. For the three months ended April 30, 2013, total rent paid to THNC was $0.1 million. For the six months ended April 30, 2013, total rent paid to THNC was $0.2 million. Additionally, RFG sells cut produce and purchases raw materials, obtains transportation services, and shares costs for certain utilities with Third Coast Fresh Distribution (Third Coast). Third Coast is majority owned by an entity owned by such three executives of RFG. For the three months ended April 30, 2013 and 2012, total sales made to Third Coast were $0.6 million and $0.7 million. For the six months ended April 30, 2013 and 2012, total sales made to Third Coast were $1.6 million and $1.5 million. For the three months April 30, 2013 and 2012, total purchases made from Third Coast were $0.2 million and $0.5 million. For the six months April 30, 2013 and 2012, total purchases made from Third Coast were $1.0 million. Amounts due from Third Coast were $0.8 million at April 30, 2013 and October 31, 2012. Amounts due to Third Coast were $0.1 million at October 31, 2012.

5. Other assets

Other assets consist of the following (in thousands):

	April 30, 2013	October 31, 2012
Intangibles, net	$8,608	$9,328
Grower advances	1,086	1,234
Loan to Agricola Belher	1,690	3,380
Notes receivable from San Rafael	1,747	1,873
Other	409	427

	$13,540	$16,242

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Intangible assets consist of the following (in thousands):

		April 30, 2013			October 31, 2012
	Weighted- Average Useful Life	Gross Carrying Value	Accum. Amortization	Net Book Value	Gross Carrying Value	Accum. Amortization	Net Book Value
Customer list/relationships	8.0 years	$7,640	$(1,884)	$5,756	$7,640	$(1,405)	$6,235
Trade names	8.5 years	3,009	(1,630)	1,379	3,009	(1,489)	1,520
Trade secrets/recipes	12.4 years	1,520	(446)	1,074	1,520	(366)	1,154
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(143)	124	267	(123)	144

Intangibles, net		$12,711	$(4,103)	$8,608	$12,711	$(3,383)	$9,328

We anticipate recording amortization expense of approximately $0.7 million for the remainder of fiscal 2013, with $1.4 million of amortization expense for each of the fiscal years 2014 through 2015. We anticipate recording amortization expense of approximately $1.3 million for fiscal year 2016. We anticipate recording amortization expense of approximately $1.2 million for fiscal year 2017. The remainder of approximately $2.3 million will be amortized over fiscal years 2018 through 2023.

6. Stock-Based Compensation

In April 2011, our shareholders approved the Calavo Growers, Inc. 2011 Management Incentive Plan (2011 Plan). All directors, officers, employees and consultants (including prospective directors, officers, employees and consultants) of Calavo and its subsidiaries are eligible to receive awards under the 2011 Plan. Up to 1,500,000 shares of common stock may be issued by Calavo under the 2011 Plan. As a result of such new plan, no new awards will be made under our 2005 Stock Incentive Plan.

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

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2012	35	$15.16	—
Exercised	(4)	$10.23	—

Outstanding at April 30, 2013	31	$15.66	$873

Exercisable at April 30, 2013	11	$19.05	$317

At April 30, 2013, outstanding stock options had a weighted-average remaining contractual term of 4.9 years. At April 30, 2013, exercisable stock options had a weighted-average remaining contractual term of 3.8 years. The total recognized stock-based compensation expense was insignificant for the three and six months ended April 30, 2013.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2012	50	$21.82	—
Granted	10	$23.48	—
Exercised	(40)	$21.82	—

Outstanding at April 30, 2013	20	$22.64	$114

Exercisable at April 30, 2013	2	$21.82	$13

At April 30, 2013, outstanding stock options had a weighted-average remaining contractual term of 7.1 years. At April 30, 2013, exercisable stock options had a weighted-average remaining contractual term of 4.5 years. The total recognized stock-based compensation expense was $0.1 million and $0.2 million for the three and six months ended April 30, 2013.

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

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

The following table sets forth our financial assets and liabilities as of April 30, 2013 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$32,203	—	—	$32,203

Total assets at fair value	$32,203	$—	$—	$32,203

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at April 30, 2013 and October 31, 2012 equaled $18.63 per share and $22.47 per share. Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding losses arising during the three months ended April 30, 2013 and 2012 were $5.4 million and $2.0 million. Unrealized investment holding losses arising during the six months ended April 30, 2013 and 2012 were $6.6 million and $0.9 million.

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Liabilities at fair value:
Salsa Lisa contingent consideration(2)	—	—	$881	$881
RFG contingent consideration(2)	—	—	$3,825	$3,825

Total liabilities at fair value	$—	$—	$4,706	$4,706

(2)	Each period we revalue the contingent consideration obligations to their fair value and record increases or decreases in the fair value into selling, general and administrative expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given period. The total revalue adjustment of the contingent considerations during the three months ended April 30, 2013, and 2012 totaled $0.2 million and $0.1 million. The total revalue adjustment of the contingent considerations during the six months ended April 30, 2013 and 2012 totaled $1.4 million and $0.1 million.

The following is a reconciliation of the beginning and ending amounts of the contingent consideration for Salsa Lisa and RFG:

	Balance at October 31, 2012	Interest	Revalue Adjustment	Balance April 30, 2013
	(All amounts are presented in thousands)
Salsa Lisa contingent consideration	$857	$24	$—	$881
RFG contingent consideration	2,322	59	1,444	3,825

Total	$3,179	$83	$1,444	$4,706

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

9. Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to the Salsa Lisa acquisition (in thousands):

	Three months ended April 30, 2013	Three months ended April 30, 2012
Noncontrolling interest, beginning	$331	$434
Net loss attributable to noncontrolling interest	(20)	(13)

Noncontrolling interest, ending	$311	$421

	Six months ended April 30, 2013	Six months ended April 30, 2012
Noncontrolling interest, beginning	$357	$461
Net loss attributable to noncontrolling interest	(46)	(40)

Noncontrolling interest, ending	$311	$421

10. FreshRealm, LLC

In the second quarter of 2013, we created FreshRealm, LLC (FreshRealm), a wholly-owned fresh food distribution technology company. Our consolidated financial statements now include FreshRealm, currently considered a developmental stage entity.

FreshRealm’s technology platform is being developed and is expected to allow participants such as traditional retailers, large and small enterprises, communities and food banks to enter into a platform resembling a national fresh food cooperative. FreshRealm will serve as a way to connect participants to a network of regional fresh food producers.

FreshRealm is currently operating as a developmental stage company, as planned, principal operations have not commenced. As a result, the company has no sales, or cost of sales. When principal operations commence, FreshRealm is expected to become our fourth segment. FreshRealm has incurred $0.6 million in costs related to its development, which are included in selling, general and administrative expenses.

11. Subsequent events

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

Retirement of shares

On April 10, 2013, we repurchased 165,000 shares of our common stock from Limoneira at a purchase price of $29.02 per share, the closing price on April 10, 2013. The total amount wired to Limoneira was $4.8 million. These shares were cancelled and returned to authorized, but unissued, status.

FreshRealm

In the second quarter of 2013, we created FreshRealm, LLC (FreshRealm), a wholly-owned fresh food distribution technology company. Our consolidated financial statements now include FreshRealm, currently considered a developmental stage entity.

FreshRealm’s technology platform is being developed and is expected to allow participants such as traditional retailers, large and small enterprises, communities and food banks to enter into a platform resembling a national fresh food cooperative. FreshRealm will serve as a way to connect participants to a network of regional fresh food producers.

FreshRealm is currently operating as a developmental stage company, as planned, principal operations have not commenced. As a result, the company has no sales, or cost of sales. When principal operations commence, FreshRealm is expected to become our fourth segment. FreshRealm has incurred $0.6 million in costs related to its development, which are included in selling, general and administrative expenses.

Net Sales

The following table summarizes our net sales by business segment for each of the three and six-month periods ended April 30, 2013 and 2012:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2013	Change	2012	2013	Change	2012
Net sales to third-parties:
Fresh products	$112,488	22.6%	$91,732	$197,555	21.3%	$162,868
Calavo Foods	12,204	8.9%	11,202	24,134	7.4%	22,481
RFG	41,644	15.5%	36,058	84,146	18.5%	71,037

Total net sales	$166,336	19.7%	$138,992	$305,835	19.3%	$256,386

As a percentage of net sales:
Fresh products	67.7%		66.0%	64.6%		63.5%
Calavo Foods	7.3%		8.1%	7.9%		8.8%
RFG	25.0%		25.9%	27.5%		27.7%

	100.0%		100.0%	100.0%		100.0%

Net sales for the second quarter of fiscal 2013, compared to fiscal 2012, increased by $27.3 million, or 19.7%. Net sales for the six months ended April 30, 2013, compared to fiscal 2012, increased by $49.4 million, or 19.3%. The increases in sales, when compared to the same corresponding prior year periods, are related to increases in sales from all segments. We experienced increases in Fresh product sales during the second quarter of fiscal 2013 and the six months ended April 30, 2013, which was due primarily to increased sales of Mexican and California sourced avocados, as well as tomatoes. Partially offsetting these increases in Fresh product sales, however, was a decrease in sales of Chilean sourced avocados. We also experienced increases in RFG sales during the second quarter of fiscal 2013 and the six months ended April 30, 2013, which was due primarily to increased sales from cut fruit and vegetables platters, as well as increases in sales of Deli products. Lastly, Calavo Foods had an increase in sales primarily related to an increase in units sold of our prepared guacamole products. While the procurement of fresh avocados related to our Fresh products segment is very seasonal, our Calavo Foods business is generally not subject to a seasonal effect.

Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Second Quarter 2013 vs. Second Quarter 2012

Net sales delivered by the Fresh products business increased by approximately $20.8 million, or 22.6%, for the second quarter of fiscal 2013, when compared to the same period for fiscal 2012. As discussed above, this increase in Fresh product sales during the second quarter of fiscal 2013 was primarily related to increased sales of Mexican and California sourced avocados and tomatoes, partially offset by a decrease in sales from Chilean sourced avocados. See details below.

Sales of Mexican sourced avocados increased $13.8 million, or 25.2%, for the second quarter of 2013, when compared to the same prior year period. The increase in Mexican sourced avocados was primarily due to an increase in pounds sold. Mexican sourced avocados sales reflect an increase in 22.5 million pounds of avocados sold, or 43.4%, when compared to the same prior year period. We attribute much of this increase in volume to a larger Mexican avocado crop, as well as current initiatives to expand our customer base and market share. Partially offsetting this increase, however, was a decrease in the sales price per carton, which decreased by approximately 12.7%. We attribute this decrease primarily to a higher overall volume of avocados in the marketplace, as well as the aforementioned change in strategy to increase avocado market share.

Sales of California sourced avocados increased $6.4 million, or 32.4%, for the second quarter of 2013, when compared to the same prior year period. The increase in California sourced avocados was primarily due to an increase in pounds sold. California sourced avocados sales reflect an increase in 8.3 million pounds of avocados sold, or 48.7%, when compared to the same prior year period. We attribute much of this increase in volume to the larger California avocado crop in the current year. Partially offsetting this increase, however, was the decrease in the sales price per carton, which decreased by approximately 11.0%. We attribute this decrease primarily to a higher overall volume of avocados in the marketplace.

Sales of tomatoes increased $3.4 million, or 38.3%, for the second quarter of fiscal 2013, when compared to the same period for fiscal 2012. The increase in sales for tomatoes is primarily due to an increase in the sales price per carton, which increased approximately 38.2%. We attribute some of this increase in the per carton selling price to the lower volume of quality tomatoes in the U.S. marketplace.

Partially offsetting such increases was a decrease in sales of Chilean sourced avocados, which decreased $2.0 million for the second quarter of 2013, when compared to the same prior year period. The decrease in Chilean sourced avocados was due to a decrease in pounds sold. Chilean sourced avocados sales reflect a decrease in 1.8 million pounds of avocados sold, when compared to the same prior year period. This decrease in sales is due to the higher availability of other avocado sources, and an increased focus on Mexican and California sourced avocados in the second quarter of 2013.

Six Months Ended 2013 vs. Six Months Ended 2012

Net sales delivered by the Fresh products business increased by approximately $34.7 million, or 21.3%, for the six months ended April 30, 2013, when compared to the same period for fiscal 2012. As discussed above, this increase in Fresh product sales during the six months ended April 30, 2013, was primarily related to increased sales of Mexican and California sourced avocados and tomatoes, partially offset by a decrease in sales from Chilean sourced avocados. See details below.

Sales of Mexican sourced avocados increased $24.9 million, or 21.7%, for six months ended April 30, 2013, when compared to the same prior year period. The increase in Mexican sourced avocados was primarily due to an increase in pounds sold. Mexican sourced avocados sales reflect an increase in 46.7 million pounds of avocados sold, or 43.7%, when compared to the same prior year period. We attribute much of this increase in volume to the larger Mexican avocado crop in the current year, as well as current initiatives to expand our customer base and market share. Partially offsetting this increase, however, was the decrease in the sales price per carton, which decreased by approximately 15.3%. We attribute this decrease primarily to a higher overall volume of avocados in the marketplace, as well as the aforementioned change in strategy to increase avocado market share.

Sales of California sourced avocados increased $8.8 million, or 43.5%, for six months ended April 30, 2013, when compared to the same prior year period. The increase in California sourced avocados was primarily due to an increase in pounds sold. California sourced avocados sales reflect an increase in 10.9 million pounds of avocados sold, or 62.0%, when compared to the same prior year period. We attribute much of this increase in volume to the larger California avocado crop in the current year. Partially offsetting this increase, however, was the decrease in the sales price per carton, which decreased by approximately 11.5%. We attribute this decrease primarily to a higher overall volume of avocados in the marketplace.

Sales of tomatoes increased $8.2 million, or 73.5%, for six months ended April 30, 2013, when compared to the same period for fiscal 2012. The increase in sales for tomatoes is primarily due to a combination of an increase in the number of cartons sold and an increase in the sales price per carton. Warmer than expected weather was experienced in both Florida and Mexico growing areas during the first fiscal quarter of 2012, which delayed the start of the respective harvests and reduced the number of units available in prior year’s first quarter. We attribute some of this increase in the per carton selling price to the lower volume of quality tomatoes in the U.S. marketplace.

Partially offsetting such increases was a decrease in sales of Chilean sourced avocados, which decreased $4.6 million for six months ended April 30, 2013, when compared to the same prior year period. The decrease in Chilean sourced avocados was due to a decrease in pounds sold. Chilean sourced avocados sales reflect a decrease in 4.2 million pounds of avocados sold, when compared to the same prior year period. This decrease in sales is due to the high availability of other avocado sources, and an increased focus on Mexican and California sourced avocados for the six months ended April 30, 2013.

We anticipate that California avocado sales will experience an increase during our third fiscal quarter of 2013 as compared to the second quarter of 2013. Additionally, we believe that the sales volume of California grown avocados will increase in the third quarter of fiscal 2013, when compared to the same prior year period. This increase is due primarily to a larger expected California avocado crop.

We anticipate that net sales related to Mexican sourced avocados and tomatoes will decrease during our third fiscal quarter of 2013, as compared to the second fiscal quarter of 2013. We anticipate that sales of Mexican grown avocados will increase in the third quarter of fiscal 2013, when compared to the same prior year period, due to a larger Mexican avocado crop in the current year. We anticipate that sales volume for tomatoes will decrease in the third quarter of fiscal 2013, when compared to the same prior year period.

Calavo Foods

Second Quarter 2013 vs. Second Quarter 2012

Sales for Calavo Foods for the quarter ended April 30, 2013, when compared to the same period for fiscal 2012, increased $1.0 million, or 8.9%. This increase is due to an increase in sales of prepared guacamole products which increased approximately $1.2 million, or 11.7%, in the first quarter of fiscal year 2013, when compared to the same prior year period. The increase in sales of prepared guacamole was primarily related to an increase in overall pounds sold, which increased 1.0 million pounds, or 24.1%, partially offset by a decrease in the average net selling price per pound for both our frozen guacamole products and our refrigerated guacamole products of approximately 10.0%. Partially offsetting this increase is a decrease of sales of Calavo Salsa Lisa products of $0.1 million or 25.2%.

Six Months Ended 2013 vs. Six Months Ended 2012

Sales for Calavo Foods for the six months ended April 30, 2013, when compared to the same period for fiscal 2012, increased $1.7 million, or 7.4%. This increase is due to an increase in sales of prepared guacamole products which increased approximately $2.2 million, or 10.4%, for the six months ended April 30, 2013, when compared to the same prior year period. The increase in sales of prepared guacamole was primarily related to an increase in overall pounds sold, which increased 1.7 million pounds, or 21.0%, partially offset by a decrease in the average net selling price per pound for both our frozen guacamole products and our refrigerated guacamole products of approximately 7.9%. Partially offsetting this increase is a decrease of sales of Calavo Salsa Lisa products of $0.3 million or 29.2%.

RFG

Second Quarter 2013 vs. Second Quarter 2012

Sales for RFG for the quarter ended April 30, 2013, when compared to the same period for fiscal 2012, increased $5.6 million, or 15.5%. This increase is due primarily to increased sales from cut fruit and vegetable platters, as well as an increase in sales of deli products. The overall increase in sales is primarily due to an increase in sales volume. Collectively, cut fruit, cut vegetable, and deli product sales increased 2.0 million units, or 14.5%. We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative products that we offer.

Six Months Ended 2013 vs. Six Months Ended 2012

Sales for RFG for the six months ended April 30, 2013, when compared to the same period for fiscal 2012, increased $13.1 million, or 18.5%. This increase is due primarily to increased sales from cut fruit and vegetable platters, as well as an increase in sales of deli products. The overall increase in sales is primarily due to an increase in sales volume. Collectively, cut fruit, cut vegetable, and deli product sales increased 4.5 million units, or 16.8%. We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative products that we offer.

Gross Margins

The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and six-month periods ended April 30, 2013 and 2012:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2013	Change	2012	2013	Change	2012
Gross margins:
Fresh products	$4,066	(49.0)%	$7,965	$10,835	(22.2)%	$13,934
Calavo Foods	4,303	9.8%	3,919	7,391	0.9%	7,327
RFG	3,167	12.7%	2,811	6,434	20.6%	5,336

Total gross margins	$11,536	(21.5)%	$14,695	$24,660	(7.3)%	$26,597

Gross profit percentages:
Fresh products	3.6%		8.7%	5.5%		8.6%
Calavo Foods	35.3%		35.0%	30.6%		32.6%
RFG	7.6%		7.8%	7.6%		7.5%
Consolidated	6.9%		10.6%	8.1%		10.4%

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins decreased by approximately $3.2 million, or 21.5%, for the second quarter of fiscal 2013, when compared to the same period for fiscal 2012. This decrease was attributable to a gross margin decrease in our Fresh products segment. Gross margins decreased by approximately $1.9 million, or 7.3%, for the first six months of fiscal 2013 when compared to the same period for fiscal 2012. This decrease was attributable to a gross margin decrease in our Fresh products segment.

During our three and six-month periods of fiscal 2013, as compared to the same prior year periods, the decrease in our Fresh products segment gross margin percentage was primarily the result of significantly higher Mexican sourced avocado fruit costs that uncharacteristically increased at a pace faster than anticipated in the latter part of March 2013 and remained higher than expected through April 2013. Additionally, we also focused on our current initiatives to expand our customer base and market share. While we were able to increase the average sales price of Mexican sourced avocados, which increased 3.2%, we were not able to pass such increase to the customers as rapidly, as the average fruit costs increased 31.8% from the first quarter of fiscal 2013 to the second quarter of fiscal 2013. We anticipate gross margin fluctuations to continue throughout the rest of the year, but we expect that gross margins for Mexican sourced avocados will improve during our third fiscal quarter of 2013, as compared to the second fiscal quarter of 2013.

The Calavo Foods segment gross margin percentage for the three month period of fiscal 2013, when compared to the same prior year period, stayed relatively consistent. Fruit and production costs for the second quarter of fiscal 2013 decreased 16.0%, when compared to the same prior year period. This decrease is primarily due to a decrease in fruit costs due to an increase in the availability of fruit in the marketplace, and an increase in production that decreased our overall per pound costs. However, this was mostly offset by a decrease in the net sales price per pound by 10.0%, as we increased sales to higher volume, but lower margin national accounts. In addition, the weakening of the U.S. Dollar compared to the Mexican Peso, also increased our per pound costs.

The Calavo Foods segment gross margin percentage during our six month period of fiscal 2013, when compared to the same prior year period, decreased primarily as a result of higher operating costs due to a decrease in pounds of prepared guacamole products produced. Although fruit costs for the six month period of fiscal 2013 decreased 28.6%, when compared to the same prior year period, pounds produced of prepared guacamole products decreased 1.8 million pounds, or 14.1%, increasing our per pound product cost. In addition, the weakening of the U.S. Dollar compared to the Mexican Peso, also increased our per pound costs. All of these combined had the effect of increasing our per pound costs, which, as a result, negatively impacted gross margins.

Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2013	Change	2012	2013	Change	2012
Selling, general and administrative	$8,190	7.5%	$7,618	$17,011	12.6%	$15,112
Percentage of net sales	4.9%		5.5%	5.6%		5.9%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.6 million, or 7.5%, for the three months ended April 30, 2013, when compared to the same period for fiscal 2012. This increase was primarily related to the start-up operations of FreshRealm (totaling approximately $0.6 million, see Note 10 of the unaudited consolidated condensed financial statements), as well as higher corporate costs, including, but not limited to, general and administrative costs related to salaries (totaling approximately $0.2 million), revalue adjustment on contingent consideration related to the acquisition of RFG (totaling approximately $0.2 million, see Note 8 of the unaudited consolidated condensed financial statements), promotions and advertising (totaling approximately $0.1 million), and legal fees (totaling approximately $0.1 million), partially offset by decreases in management bonuses (totaling approximately $0.5 million), and stock option expenses (totaling approximately $0.1 million).

Selling, general and administrative expenses increased $1.9 million, or 12.6%, for the six months ended April 30, 2013, when compared to the same period for fiscal 2012. This increase was primarily due to the start-up operations of FreshRealm (totaling approximately $0.6 million, see Note 10 of the unaudited consolidated condensed financial statements), as well as higher corporate costs, including, but not limited to, revalue adjustments on contingent consideration related to the acquisition of RFG (totaling approximately $1.4 million, see Note 8 of the unaudited consolidated condensed financial statements), salaries (totaling approximately $0.5 million), accounting fees (totaling approximately $0.1 million), and legal fees (totaling approximately $0.1 million), partially offset by decreases in management bonuses (totaling approximately $0.7 million), and consulting fees (totaling approximately $0.1 million).

Provision for Income Taxes

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2013	Change	2012	2013	Change	2012
Provision for income taxes	$1,071	(77.2)%	$4,700	$2,579	(59.7)%	$6,395
Percentage of income before provision for income taxes	32.8%		65.0%	34.6%		55.2%

For the second quarter of fiscal 2013, our provision for income taxes was $1.1 million, as compared to $4.7 million recorded for the comparable prior year period. During the second quarter of fiscal year 2012, we recorded a $1.9 million assessment to the Hacienda related to their examination of the tax year ended December 31, 2004.

For the first six months of fiscal 2013, our provision for income taxes was $2.6 million, as compared to $6.4 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 34.6% during fiscal 2013. We expect to receive tax benefits during fiscal 2013 from a shift between taxing jurisdictions, tax credits received through the California Enterprise Zone Hiring Credit Program, and an increase in the Section 199 deduction (i.e. Domestic Productions Activities Deduction).

Liquidity and Capital Resources

Cash provided by operating activities was $3.5 million for the six months ended April 30, 2013, compared to $0.1 million used in operations for the similar period in fiscal 2012. Operating cash flows for the six months ended April 30, 2013 reflect our net income of $4.9 million, net non-cash (depreciation and amortization, stock compensation expense, interest on deferred consideration, revalue adjustments on contingent consideration and income from unconsolidated entities) of $5.0 million and a net decrease in the noncash components of our operating capital of approximately $6.4 million.

Our operating capital decrease includes a net increase in accounts receivable of $20.5 million, an increase in inventory of $2.5 million, an increase in prepaid expenses and other current assets of $1.3 million, and an increase in income tax receivable of $0.1 million, partially offset by an increase in payable to growers of $10.5 million, a net increase in trade accounts payable and accrued expenses of $5.0 million, a decrease in advances to suppliers of $2.3 million, and a decrease in other assets of $0.2 million.

The increase in our accounts receivable, as of April 30, 2013, when compared to October 31, 2012, primarily reflects higher sales recorded in the month of April 2013, as compared to October 2012. The increase in inventory is primarily related to an increase in the fresh fruit on hand at April 30, 2013. This was primarily driven by an increase in the volume of Mexican avocados purchased during our second fiscal quarter of 2013, as well as more fruit being delivered for California sourced avocados in the month of April 2013, as compared to October 2012. The increase in payable to growers primarily reflects an increase in California fruit delivered in the month of April 2013, as compared to October 2012. The decrease in advances to suppliers primarily reflects fewer advances made to Agricola Belher related to the receipt of tomatoes in April 2013, compared to October 2012.

Cash used in investing activities was $3.1 million for the six months ended April 30, 2013 and related principally to the purchase of property, plant and equipment items.

Cash used in financing activities was $0.4 million for the six months ended April 30, 2013, which related principally to the payment of our $9.6 million dividend, the retirement of Calavo stock purchased from Limoneira of $4.8 million and payments on long-term obligations of $1.6 million, partially offset by the proceeds from our credit facilities totaling $14.9 million and exercises of stock options of $0.7 million.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of April 30, 2013 and October 31, 2012 totaled $7.1 million. Our working capital at April 30, 2013 was $10.9 million, compared to $9.7 million at October 31, 2012.

We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. expire in February 2016. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.7% and 1.8% at April 30, 2013 and October 31, 2012. Under these credit facilities, we had $35.1 million and $20.2 million outstanding as April 30, 2013 and October 31, 2012. These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined). We were in compliance with all such covenants at April 30, 2013.

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

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of April 30, 2013.

(All amounts in thousands)	Expected maturity date April 30,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$7,119	$—	$—	$—	$—	$—	$7,119	$7,119
Accounts receivable (1)	59,349	—	—	—	—	—	59,349	59,349
Advances to suppliers (1)	31	—	—	—	—	—	31	31
Liabilities
Payable to growers (1)	$17,301	$—	$—	$—	$—	$—	$17,301	$17,301
Accounts payable (1)	12,535	—	—	—	—	—	12,535	12,535
Current borrowings pursuant to credit facilities (1)	35,140	—	—	—	—	—	35,140	35,140
Fixed-rate long-term obligations (2)	5,747	5,415	4,566	618	98	400	16,844	17,174

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.
(2)	Fixed-rate long-term obligations bear interest rates ranging from 1.7% to 5.7% with a weighted-average interest rate of 3.0%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $342,000.

Except as disclosed with the acquisition of Calavo Salsa Lisa, we were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. We do not anticipate using derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates during fiscal 2013. Total foreign currency losses for the three months ended April 30, 2013, net of gains, was $0.1 million. Total foreign currency gains for the three months ended April 30, 2012, net of losses, was less than $0.1 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results of operations.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2012. There have been no material changes from the risk factors set forth in such Annual Report on Form 10-K. However, the risks and uncertainties that we face are not limited to those set forth in the 2012 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to all repurchases made by Calavo Growers, Inc. of our common stock during the three months ended April 30, 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs
Month #1 (February 1, 2013 to February 28, 2013)	—	—	—	—
Month #2 (March 1, 2013 to March 31, 2013)	—	—	—	—
Month #3 (1) (April 1, 2013 to April 30, 2013)	165,000	$29.02	—	—

Total	165,000		—	—

(1)	On April 10, 2013, we repurchased 165,000 shares of our common stock from Limoneira at a purchase price of $29.02 per share, the closing price on April 10, 2013. The total amount wired to Limoneira was $4.8 million. These shares were cancelled and returned to authorized, but unissued, status.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended April 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of April 30, 2013 and October 31, 2012; (2) Consolidated Condensed Statements of Income for the three and six months ended April 30, 2013 and 2012; (3) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended April 30, 2013 and 2012; (4) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2013 and 2012; and (5) Notes to Unaudited Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)

Date: June 7, 2013	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: June 7, 2013	By	/s/ Arthur J. Bruno
Arthur J. Bruno Chief Operating Officer, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended April 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of April 30, 2013 and October 31, 2012; (2) Consolidated Condensed Statements of Income for the three and six months ended April 30, 2013 and 2012; (3) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended April 30, 2013 and 2012; (4) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2013 and 2012; and (5) Notes to Unaudited Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.