Form 10-Q
period 2013-07-31
CALAVO GROWERS INC
filed 2013-09-09
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Registrant’s number of shares of common stock outstanding as of July 31, 2013 was 14,704,923

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

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	July 31,	October 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$5,927	$7,103
Accounts receivable, net of allowances of $3,601 (2013) and $3,221 (2012)	60,464	38,870
Inventories, net	31,590	22,948
Prepaid expenses and other current assets	8,784	7,190
Advances to suppliers	1,963	2,369
Income taxes receivable	1,519	2,762
Deferred income taxes	2,222	2,222

Total current assets	112,469	83,464
Property, plant, and equipment, net	51,798	50,562
Investment in Limoneira Company	38,789	38,841
Investment in unconsolidated entities	520	520
Goodwill	18,262	18,262
Other assets	13,186	16,242

	$235,024	$207,891

Liabilities and Shareholders’ equity
Current liabilities:
Payable to growers	$28,049	$8,475
Trade accounts payable	13,308	7,898
Accrued expenses	19,140	22,237
Short-term borrowings	25,980	20,170
Dividend payable	—	9,612
Current portion of long-term obligations	5,679	5,416

Total current liabilities	92,156	73,808
Long-term liabilities:
Long-term obligations, less current portion	8,843	13,039
Deferred income taxes	12,085	10,665

Total long-term liabilities	20,928	23,704
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized; 14,705 (2013) and 14,824 (2012) shares issued and outstanding	14	14
Additional paid-in capital	51,904	51,276
Accumulated other comprehensive income	9,358	9,390
Retained earnings	60,627	49,342

Total Calavo Growers, Inc. shareholders’ equity	121,903	110,022
Noncontrolling interest	37	357

Total shareholders’ equity	121,940	110,379

	$235,024	$207,891

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012

Net sales	$194,943	$153,181	$500,778	$409,567
Cost of sales	176,865	136,968	458,040	366,757

Gross margin	18,078	16,213	42,738	42,810
Selling, general and administrative	8,706	7,758	25,717	22,870

Operating income	9,372	8,455	17,021	19,940
Interest expense	(293)	(300)	(862)	(909)
Other income, net	209	173	582	879

Income before provision for income taxes	9,288	8,328	16,741	19,910
Provision for income taxes	3,163	2,684	5,742	9,079

Net income	6,125	5,644	10,999	10,831
Add: Net loss attributable to noncontrolling interest	274	21	320	61

Net income attributable to Calavo Growers, Inc.	$6,399	$5,665	$11,319	$10,892

Calavo Growers, Inc.’s net income per share:
Basic	$0.43	$0.38	$0.77	$0.74

Diluted	$0.43	$0.38	$0.76	$0.74

Number of shares used in per share computation:
Basic	14,848	14,787	14,786	14,782

Diluted	14,870	14,806	14,807	14,800

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012

Net income	$6,125	$5,644	$10,999	$10,831

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	6,586	1,884	(52)	951
Income tax benefit (expense) related to items of other comprehensive income (loss)	(2,568)	(735)	20	(371)

Other comprehensive income (loss), net of tax	4,018	1,149	(32)	580

Comprehensive income	10,143	6,793	10,967	11,411
Add: Net loss – noncontrolling interest	274	21	320	61

Comprehensive income – Calavo Growers, Inc.	$10,417	$6,814	$11,287	$11,472

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended July 31,
	2013	2012

Cash Flows from Operating Activities:
Net income	$10,999	$10,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,011	4,276
Provision for losses on accounts receivable	—	5
Income from unconsolidated entities	—	(407)
Interest on contingent consideration	133	94
Revalue adjustment on contingent consideration	1,801	416
Stock-based compensation expense	288	324
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(21,594)	(8,207)
Inventories, net	(8,642)	(3,214)
Prepaid expenses and other current assets	(1,594)	646
Advances to suppliers	406	1,554
Income taxes receivable	2,891	735
Other assets	62	108
Payable to growers	21,264	9,050
Trade accounts payable and accrued expenses	4,599	2,037

Net cash provided by operating activities	15,624	18,248
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(4,943)	(6,137)
Distributions from unconsolidated entity	—	233

Net cash used in investing activities	(4,943)	(5,904)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(9,646)	(8,124)
Proceeds on revolving credit facilities, net	5,810	2,160
Payments on long-term obligations	(3,933)	(4,247)
Retirement of common stock	(4,788)	—
Exercise of stock options	700	217

Net cash used in financing activities	(11,857)	(9,994)

Net increase (decrease) in cash and cash equivalents	(1,176)	2,350
Cash and cash equivalents, beginning of period	7,103	2,774

Cash and cash equivalents, end of period	$5,927	$5,124

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$208	$95

Construction in progress included in trade accounts payable	$—	$32

Reclassification of RFG cash contingent consideration to additional paid in capital	$4,220	$—

Collection for Beltran Infrastructure Advance	$1,690	$—

Unrealized investment holding gains	$1,884	$951

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of the business

Business

Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and an expanding provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our various operating facilities, we sort, pack, and/or ripen avocados, tomatoes, pineapples and/or Hawaiian grown papayas. Additionally, we also produce salsa and prepare ready-to-eat produce and deli products. See Note 10 for a description of our development stage entity, FreshRealm, LLC, and its planned operations.

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

2.	Information regarding our operations in different segments

We report our operations in three different business segments: (1) Fresh products, (2) Calavo Foods, and (3) RFG. These three business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. The Fresh products segment includes all operations that involve the distribution of avocados and other fresh produce products. The Calavo Foods segment represents all operations related to the purchase, manufacturing, and distribution of prepared products, including guacamole and salsa. The RFG segment represents all operations related to the manufacturing and distribution of fresh-cut fruit, ready-to-eat vegetables, recipe-ready vegetables and deli meat products. Since it has not commenced principal operations, FreshRealm, LLC (FreshRealm) is currently considered a developmental stage entity. Once principal operations commence, FreshRealm is expected to become our fourth segment. See Note 10 for further discussion. Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate. We do not allocate assets, or specifically identify them to, our operating segments. The following table sets forth sales by product category, by segment (in thousands):

	Three months ended July 31, 2013				Three months ended July 31, 2012
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$117,450	$—	$—	$117,450	$91,898	$—	$—	$91,898
Tomatoes	3,334	—	—	3,334	280	—	—	280
Papayas	3,179	—	—	3,179	2,853	—	—	2,853
Pineapples	1,799	—	—	1,799	1,849	—	—	1,849
Other fresh products	184	—	—	184	164	—	—	164
Food service	—	11,762	—	11,762	—	9,877	—	9,877
Retail and club	—	5,466	55,970	61,436	—	5,245	44,998	50,243

Total gross sales	125,946	17,228	55,970	199,144	97,044	15,122	44,998	157,164
Less sales incentives	(312)	(2,685)	(1,204)	(4,201)	(304)	(2,755)	(924)	(3,983)

Net sales	$125,634	$14,543	$54,766	$194,943	$96,740	$12,367	$44,074	$153,181

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

	Nine months ended July 31, 2013				Nine months ended July 31, 2012
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$286,735	$—	$—	$286,735	$232,976	$—	$—	$232,976
Tomatoes	22,670	—	—	22,670	11,426	—	—	11,426
Papayas	9,559	—	—	9,559	9,488	—	—	9,488
Pineapples	4,970	—	—	4,970	5,066	—	—	5,066
Other fresh products	397	—	—	397	1,357	—	—	1,357
Food service	—	32,264	—	32,264	—	27,199	—	27,199
Retail and club	—	14,437	141,636	156,073	—	15,012	117,540	132,552

Total gross sales	324,331	46,701	141,636	512,668	260,313	42,211	117,540	420,064
Less sales incentives	(1,142)	(8,024)	(2,724)	(11,890)	(705)	(7,363)	(2,429)	(10,497)

Net sales	$323,189	$38,677	$138,912	$500,778	$259,608	$34,848	$115,111	$409,567

	Fresh products	Calavo Foods	RFG	Total
	(All amounts are presented in thousands)
Three months ended July 31, 2013
Net sales	$125,634	$14,543	$54,766	$194,943
Cost of sales	116,363	9,860	50,642	176,865

Gross margin	$9,271	$4,683	$4,124	$18,078

Three months ended July 31, 2012
Net sales	$96,740	$12,367	$44,074	$153,181
Cost of sales	87,785	8,876	40,307	136,968

Gross margin	$8,955	$3,491	$3,767	$16,213

For the three months ended July 31, 2013 and 2012, inter-segment sales and cost of sales for Fresh products totaling $5.5 million and $3.5 million were eliminated. For the three months ended July 31, 2013 and 2012, inter-segment sales and cost of sales for Calavo Foods totaling $4.1 million and $2.6 million were eliminated.

	Fresh products	Calavo Foods	RFG	Total
	(All amounts are presented in thousands)
Nine months ended July 31, 2013
Net sales	$323,189	$38,677	$138,912	$500,778
Cost of sales	303,083	26,603	128,354	458,040

Gross margin	$20,106	$12,074	$10,558	$42,738

Nine months ended July 31, 2012
Net sales	$259,608	$34,848	$115,111	$409,567
Cost of sales	236,719	24,030	106,008	366,757

Gross margin	$22,889	$10,818	$9,103	$42,810

For the nine months ended July 31, 2013 and 2012, inter-segment sales and cost of sales for Fresh products totaling $24.1 million and $14.8 million were eliminated. For the nine months ended July 31, 2013 and 2012, inter-segment sales and cost of sales for Calavo Foods totaling $10.5 million and $8.4 million were eliminated.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

3.	Inventories

Inventories consist of the following (in thousands):

	July 31, 2013	October 31, 2012

Fresh fruit	$17,594	$10,776
Packing supplies and ingredients	6,256	7,294
Finished prepared foods	7,740	4,878

	$31,590	$22,948

Inventories are stated at the lower of cost or market. We periodically review the value of items in inventory and record any necessary reserves of inventory based on our assessment of market conditions. No inventory reserve was considered necessary as of July 31, 2013.

4.	Related party transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended July 31, 2013 and 2012, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $11.0 million and $11.6 million. During the nine months ended July 31, 2013 and 2012, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $15.6 million and $13.6 million. Amounts payable to these board members were $5.6 million and $0.3 million as of July 31, 2013 and October 31, 2012.

During the three months ended July 31, 2013 and 2012, we received $0.1 million as dividend income from Limoneira Company. During the nine months ended July 31, 2013 and 2012, we received $0.2 million as dividend income from Limoneira Company.

On April 10, 2013, we repurchased 165,000 shares of our common stock from Limoneira at a purchase price of $29.02 per share, the closing price on April 10, 2013. The total amount wired to Limoneira was $4.8 million. These shares were cancelled and returned to authorized, but unissued, status.

See Note 11 for discussion about our amendment to our RFG acquisition agreement.

The three previous owners and current executives of RFG have a majority ownership of certain entities that provide various services to RFG. RFG’s California operating facility leases a building from LIG partners, LLC (LIG) pursuant to an operating lease. LIG is majority owned by an entity owned by such three executives of RFG. For the three months ended July 31, 2013 and 2012, total rent paid to LIG was $0.1 million and $0.1million. For the nine months ended July 31, 2013 and 2012, total rent paid to LIG was $0.4 million and $0.4 million. RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease. THNC is majority owned by an entity owned by such three executives of RFG. For the three months ended July 31, 2013, total rent paid to THNC was $0.1 million. For the nine months ended July 31, 2013, total rent paid to THNC was $0.2 million. Additionally, RFG sells cut produce and purchases raw materials, obtains transportation services, and shares costs for certain utilities with Third Coast Fresh Distribution (Third Coast). Third Coast is majority owned by an entity owned by such three executives of RFG. For the three months ended July 31, 2013 and 2012, total sales made to Third Coast were $0.3 million and $0.3 million. For the nine months ended July 31, 2013 and 2012, total sales made to Third Coast were $1.9 million and $1.8 million. For the three months July 31, 2013 and 2012, total purchases made from Third Coast were $0.2 million and $0.4 million. For the nine months July 31, 2013 and 2012, total purchases made from Third Coast were $1.0 million and $1.4 million. Amounts due from Third Coast were $0.8 million and $0.8 million at July 31, 2013 and October 31, 2012. Amounts due to Third Coast were $0.1 million and $0.1 million at July 31, 2013 and October 31, 2012

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

5.	Other assets

Other assets consist of the following (in thousands):

	July 31, 2013	October 31, 2012

Intangibles, net	$8,248	$9,328
Grower advances	1,012	1,234
Loan to Agricola Belher	1,690	3,380
Note receivable from San Rafael	1,670	1,873
Other	566	427

	$13,186	$16,242

Intangible assets consist of the following (in thousands):

		July 31, 2013			October 31, 2012
	Weighted- Average Useful Life	Gross Carrying Value	Accum. Amortization	Net Book Value	Gross Carrying Value	Accum. Amortization	Net Book Value
Customer list/relationships	8.0 years	$7,640	$(2,124)	$5,516	$7,640	$(1,405)	$6,235
Trade names	8.5 years	3,009	(1,700)	1,309	3,009	(1,489)	1,520
Trade secrets/recipes	12.5 years	1,520	(486)	1,034	1,520	(366)	1,154
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(153)	114	267	(123)	144

Intangibles, net		$12,711	$(4,463)	$8,248	$12,711	$(3,383)	$9,328

We anticipate recording amortization expense of approximately $0.4 million for the remainder of fiscal 2013, with $1.4 million of amortization expense for each of the fiscal years 2014 through 2015. We anticipate recording amortization expense of approximately $1.3 million for fiscal year 2016. We anticipate recording amortization expense of approximately $1.2 million for fiscal year 2017. The remainder of approximately $2.3 million will be amortized over fiscal years 2018 through 2023.

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

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2012	35	$15.16	—
Exercised	(4)	$10.23	—

Outstanding at July 31, 2013	31	$15.66	$839

Exercisable at July 31, 2013	23	$16.78	$621

At July 31, 2013, outstanding stock options had a weighted-average remaining contractual term of 4.6 years. At July 31, 2013, exercisable stock options had a weighted-average remaining contractual term of 4.2 years. The total recognized stock-based compensation expense was insignificant for the three and nine months ended July 31, 2013.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2012	50	$21.82	—
Granted	10	$23.48	—
Exercised	(40)	$21.82	—

Outstanding at July 31, 2013	20	$22.64	$92

Exercisable at July 31, 2013	2	$21.80	$11

At July 31, 2013, outstanding stock options had a weighted-average remaining contractual term of 6.9 years. At July 31, 2013, exercisable stock options had a weighted-average remaining contractual term of 4.2 years. The total recognized stock-based compensation expense was $0.1 million and $0.3 million for the three and nine months ended July 31, 2013.

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

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

The following table sets forth our financial assets and liabilities as of July 31, 2013 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$38,789	—	—	$38,789

Total assets at fair value	$38,789	$—	$—	$38,789

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 15% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at July 31, 2013 and October 31, 2012 equaled $22.44 per share and $22.47 per share. Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding gains arising during the three months ended July 31, 2013 and 2012 were $6.6 million and $1.9 million. Unrealized investment holding losses arising during the nine months ended July 31, 2013 were $0.1 million. Unrealized investment holding gains arising during the nine months ended July 31, 2012 were $1.0 million.

	Level 1	Level 2	Level 3(3)	Total
	(All amounts are presented in thousands)
Liabilities at fair value:
Salsa Lisa contingent consideration(2)	—	—	$893	$893
RFG contingent consideration(2) (3)	—	—	—	—

Total liabilities at fair value	$—	$—	$893	$893

(2)	Each period we revalue the contingent consideration obligations to their fair value and record increases or decreases in the fair value into selling, general and administrative expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given period. Total net increase to the contingent considerations during the three and nine months ended July 31, 2013 totaled $0.4 million and $1.8 million.
(3)	We have amended our acquisition agreement with RFG in regards to the cash payment portion of the Stage II earnout. As of July 31, 2013, we no longer will pay $5 million in cash, but rather in the form of shares of our common stock. We recorded a revalue adjustment of $0.4 million in the third quarter of 2013 and the entire liability of $4.2 million has been reclassified to additional paid in capital. See Note 11 for additional information.

The following is a reconciliation of the beginning and ending amounts of the contingent consideration for Salsa Lisa and RFG:

	Balance at October 31, 2012	Interest	Revalue Adjustment	Reclassification(1)	Balance July 31, 2013
	(All amounts are presented in thousands)
Salsa Lisa contingent consideration	$857	$36	$—	$—	$893
RFG contingent consideration	2,322	97	1,801	(4,220)	—

Total	$3,179	$133	$1,801	$(4,220)	$893

(1)	We have amended our acquisition agreement with RFG in regards to the cash payment portion of the Stage II earnout. As of July 31, 2013, we no longer will pay $5 million in cash, but rather in the form of shares of our common stock. We recorded a revalue adjustment of $0.4 million in the third quarter of 2013 and the entire liability of $4.2 million has been reclassified to additional paid in capital. See Note 11 for additional information.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

9.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to the Salsa Lisa acquisition and FreshRealm, LLC. (FreshRealm) (in thousands). See Note 10 for additional information related to FreshRealm.

Salsa Lisa noncontrolling interest	Three months ended July 31, 2013	Three months ended July 31, 2012	Nine months ended July 31, 2013	Nine months ended July 31, 2012

Noncontrolling interest, beginning	$311	$421	$357	$461
Net loss attributable to noncontrolling interest of Salsa Lisa	(17)	(21)	(63)	(61)

Noncontrolling interest, ending	$294	$400	$294	$400

FreshRealm noncontrolling interest	Three months ended July 31, 2013	Three months ended July 31, 2012	Nine months ended July 31, 2013	Nine months ended July 31, 2012

Noncontrolling interest, beginning	$—	$—	$—	$—
Retroactive net loss attributable to noncontrolling interest FreshRealm	(257)	—	(257)	—

Noncontrolling interest, ending	$(257)	$—	$(257)	$—

10.	Amended and Restated Limited Liability Company Agreement of FreshRealm, LLC

Effective July 31, 2013, Calavo and certain noncontrolling members have entered into an Amended and Restated Limited Liability Company Agreement (the “Agreement”) of FreshRealm, LLC (FreshRealm).

The purpose of FreshRealm is to engage in activities relating to the marketing of food products directly to consumers or other entities. FreshRealm’s technology platform is currently being developed and is expected to allow participants such as traditional retailers, large and small enterprises, communities and food banks to enter into a platform resembling a national fresh food cooperative. FreshRealm will serve as a way to connect participants to a network of regional fresh food producers.

Pursuant to this Agreement, FreshRealm will initially issue approximately 1.3 million units, assuming that each person whose name is listed on the signature pages of the Agreement executes the Agreement, with Calavo expected to own 70% of FreshRealm for a capital contribution of $0.9 million. The noncontrolling members, representing the remaining 30% ownership, contributed either cash (totaling approximately $0.1 million) or a full-recourse promissory note payable to Calavo (totaling approximately $0.3 million) in exchange for their units. The percentage interest of each member may be subject to pro rata adjustments through October 31, 2013 based on participation of the anticipated initial member group. Each full-recourse promissory note described above will be due and payable in full on May 1, 2016, with interest at 4% per annum, to be due on May 1, 2016. If, prior to May 1, 2016, FreshRealm terminates an employee’s employment for cause, as defined, or the employee terminates his employment other than (A) for good reason, as defined, or (B) as a result of the employee’s death or disability, notwithstanding whether prior to such date the employee repaid his note in full, then all of the employee’s units will be transferred to Calavo.

Members have limited voting rights. In any matters presented to the members for approval, each member will have one vote for each unit held by such member. For situations for which the approval of the members is required, the members shall act by majority vote.

Members may make loans to FreshRealm with the consent of the board of directors of FreshRealm (the “Board”). The Board approved loans of up to $3,000,000 from Calavo to FreshRealm under the Line of Credit and Security Agreement between Calavo and FreshRealm.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Subject to certain limitations, the Board has the sole discretion regarding the amounts and timing of distributions to members. After making tax distributions required for a given fiscal year, all distributions will be made to the members pro rata, pari passu in accordance with their respective percentage interests, except FreshRealm will first apply distributions (other than tax distributions) to each member who is an employee against such member’s promissory note until the promissory note is paid in full.

FreshRealm’s losses and income that are determined for accounting purposes will also be allocated for each fiscal year, including for the full 2013 fiscal year, to the members in accordance with the allocation principles for net loss and net income. As a result, a $0.3 million loss has been allocated to the noncontrolling members as of July 31, 2013. See additional discussion below.

FreshRealm started operating as a development stage company in the second quarter of 2013. As of July 31, 2013, planned, principal operations have not commenced. As a result, FreshRealm has no sales or cost of sales. When principal operations commence, FreshRealm is expected to become our fourth segment. FreshRealm has incurred $1.3 million of expenses related to its development as of July 31, 2013, which are included in selling, general and administrative expenses. Of the $1.3 million in selling, general and administrative expenses, $1.0 million has been attributed to Calavo and a $0.3 million loss has been attributed to the noncontrolling members. We record the noncontrolling interest outside of permanent equity to highlight the potential future cash receivable related to this entity. See Note 9 for further information related to noncontrolling interests.

11.	Amendment to RFG Acquisition Agreement

Calavo, RFG and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust (collectively, the “Sellers”) entered into Amendment No. 1 of the Agreement and Plan of Merger dated July 31, 2013 (the “Amendment”).

Calavo, RFG and the Sellers are parties to an Agreement and Plan of Merger dated as of May 25, 2011 (the “Merger Agreement”) pursuant to which, among other things, Calavo acquired RFG from the Sellers and Calavo agreed to make Earn-Out Payments to the Sellers upon the satisfaction of certain performance requirements specified in the Merger Agreement.

The Merger Agreement states that, upon the attainment of the Stage 2 Maximum Earn-Out Trigger prior to the end of the Earn-Out Period, Calavo shall be obligated to pay the Stage 2 Maximum Earn-Out Consideration to the Sellers. The Merger Agreement states that the Stage 2 Maximum Earn-Out Consideration shall be $5,000,000 in cash and 827,000 shares of Calavo common stock. The Merger Agreement states that the Stage 2 Maximum Earn-Out Trigger shall be met if, for any 12-month period during the Earn-Out Period, (1) the EBITDA for RFG is equal to or greater than $8,000,000 and (2) the Revenue for RFG is equal to or greater than $130,000,000.

Calavo, RFG and the Sellers believe that, based upon the recent performance of RFG, the Stage 2 Maximum Earn-Out Trigger is likely to be met prior to the end of the Earn-Out Period and that the Sellers therefore shall be entitled to receive the Stage 2 Maximum Earn-Out Consideration.

Calavo, RFG and the Sellers have amended the Merger Agreement by the Amendment to provide, among other things, that: (1) Calavo shall deliver $5,000,000 of Common Stock to the Sellers, as part of the Stage 2 Maximum Earn-Out Consideration instead of delivering $5,000,000 of cash to the Sellers; (2) the Sellers shall receive specified price protection from Calavo with respect to the sale of such Common Stock; and (3) Calavo shall file with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-3 (the “Registration Statement”) which shall cover the public resale of such Common Stock by the Sellers during the period specified in the Amendment.

The number of shares (“Additional Shares”) to be delivered to the Sellers shall be determined by dividing $5,000,000 by the closing price of our common stock on the last business day preceding the date that we send stock issuance instructions to our transfer agent (the “Valuation Price”).

Price protection, as defined, is broken into two parts: (1) additional shares of our common stock (“Price Protection Shares” or “PPS”) and (2) a potential cash payment. During the thirty-day period starting on the later of

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

the date that the Additional Shares are issued to the Sellers or the date that the Registration Statement is declared effective by the SEC (the “Initial Price Protection Period”), the Sellers shall have price protection for any Additional Shares sold by the Sellers on the Nasdaq Stock Market. We shall be obligated to issue additional shares of PPS to the Sellers only if the Sellers sell any Additional Shares on the Nasdaq Stock Market during the Initial Price Protection Period for a price that is less than the Valuation Price. The dollar value of the Price Protection Shares required to be issued by Calavo shall equal the difference between (1) the aggregate sales price of all Additional Shares sold by the Sellers on the Nasdaq Stock Market during the Initial Price Protection Period for sales prices that were less than the Valuation Price and (2) the aggregate sales price that the Trust would have received for such Additional Shares if they had been sold for the Valuation Price. The amount calculated pursuant to the immediately preceding sentence is referred to in the Amendment as the “Shortfall,” and the closing price of our stock on the Nasdaq Stock Market that is used to determine the number of Price Protection Shares that we must issue is referred to as the “Initial Price Protection Valuation.”

If, during the thirty-day period immediately following its receipt of the PPS, the Sellers sell any of the PPS on the Nasdaq Stock Market for a sales price that is less than the Initial Price Protection Valuation, Calavo shall be obligated to deliver to the Sellers a cash payment equal to the difference between (a) the aggregate sales price of all Price Protection Shares sold by the Sellers on the Nasdaq Stock Market during such thirty-day period for sales prices that were less than the Initial Price Protection Valuation and (b) the aggregate sales price that the Sellers would have received for such Price Protection Shares if they had been sold for the Initial Price Protection Valuation. Such cash payment shall be made by Calavo within twenty days after Calavo and the Sellers have agreed upon the amount of such shortfall.

As a result of this transaction, we evaluated the fair market value of the cash derivative per the Merger Agreement with the equity derivative per this Amendment, noting no significant difference as of July 31, 2013. Further, we also believe the estimated fair market value of the cash derivative per this Amendment is not material.

Additionally, we have reclassified the RFG contingent consideration liability (see Note 8) of $4.2 million from accrued expenses to additional paid in capital as of July 31, 2013.

Calavo, RFG and the Sellers do not intend that the Amendment shall make any change to the Merger Agreement’s provisions that address the Stage 3 Earn-Out Payment. Furthermore, Calavo, RFG and the Sellers do not intend that the Amendment shall make any change to the Merger Agreement’s provisions that address the Stage 2 Scale Earn-Out Consideration, which sets forth the amount of the Stage 2 Earn-Out Payment to which the Sellers are entitled if the Stage 2 Maximum Earn-Out Trigger is not met during the Earn-Out Period.

12.	Subsequent events

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

Amended and Restated Limited Liability Company Agreement of FreshRealm, LLC

Effective July 31, 2013, Calavo and certain noncontrolling members have entered into an Amended and Restated Limited Liability Company Agreement (the “Agreement”) of FreshRealm, LLC (FreshRealm).

The purpose of FreshRealm is to engage in activities relating to the marketing of food products directly to consumers or other entities. FreshRealm’s technology platform is currently being developed and is expected to allow participants such as traditional retailers, large and small enterprises, communities and food banks to enter into a platform resembling a national fresh food cooperative. FreshRealm will serve as a way to connect participants to a network of regional fresh food producers.

Pursuant to this Agreement, FreshRealm will initially issue approximately 1.3 million units, assuming that each person whose name is listed on the signature pages of the Agreement executes the Agreement, with Calavo expected to own 70% of FreshRealm for a capital contribution of $0.9 million. The noncontrolling members, representing the remaining 30% ownership, contributed either cash (totaling approximately $0.1 million) or a full-recourse promissory note payable to Calavo (totaling approximately $0.3 million) in exchange for their units. The percentage interest of each member may be subject to pro rata adjustments through October 31, 2013 based on participation of the anticipated initial member group. Each full-recourse promissory note described above will be due and payable in full on May 1, 2016, with interest at 4% per annum, to be due on May 1, 2016. If, prior to May 1, 2016, FreshRealm terminates an employee’s employment for cause, as defined, or the employee terminates his employment other than (A) for good reason, as defined, or (B) as a result of the employee’s death or disability, notwithstanding whether prior to such date the employee repaid his note in full, then all of the employee’s units will be transferred to Calavo.

Members have limited voting rights. In any matters presented to the members for approval, each member will have one vote for each unit held by such member. For situations for which the approval of the members is required, the members shall act by majority vote.

Members may make loans to FreshRealm with the consent of the board of directors of FreshRealm (the “Board”). The Board approved loans of up to $3,000,000 from Calavo to FreshRealm under the Line of Credit and Security Agreement between Calavo and FreshRealm.

Subject to certain limitations, the Board has the sole discretion regarding the amounts and timing of distributions to members. After making tax distributions required for a given fiscal year, all distributions will be made to the members pro rata, pari passu in accordance with their respective percentage interests, except FreshRealm will first apply distributions (other than tax distributions) to each member who is an employee against such member’s promissory note until the promissory note is paid in full.

FreshRealm’s losses and income that are determined for accounting purposes will also be allocated for each fiscal year, including for the full 2013 fiscal year, to the members in accordance with the allocation principles for net loss and net income. As a result, a $0.3 million loss has been allocated to the noncontrolling members as of July 31, 2013. See additional discussion below.

FreshRealm started operating as a development stage company in the second quarter of 2013. As of July 31, 2013, planned, principal operations have not commenced. As a result, FreshRealm has no sales or cost of sales. When principal operations commence, FreshRealm is expected to become our fourth segment. FreshRealm has incurred $1.3 million of expenses related to its development as of July 31, 2013, which are included in selling, general and administrative expenses. Of the $1.3 million in selling, general and administrative expenses, $1.0 million has been attributed to Calavo and a $0.3 million loss has been attributed to the noncontrolling members. We record the noncontrolling interest outside of permanent equity to highlight the potential future cash receivable related to this entity. See Note 9 for further information related to noncontrolling interests.

Amendment to RFG Acquisition Agreement

Calavo, RFG and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust (collectively, the “Sellers”) entered into Amendment No. 1 of the Agreement and Plan of Merger dated July 31, 2013 (the “Amendment”).

Calavo, RFG and the Sellers are parties to an Agreement and Plan of Merger dated as of May 25, 2011 (the “Merger Agreement”) pursuant to which, among other things, Calavo acquired RFG from the Sellers and Calavo agreed to make Earn-Out Payments to the Sellers upon the satisfaction of certain performance requirements specified in the Merger Agreement.

The Merger Agreement states that, upon the attainment of the Stage 2 Maximum Earn-Out Trigger prior to the end of the Earn-Out Period, Calavo shall be obligated to pay the Stage 2 Maximum Earn-Out Consideration to the Sellers. The Merger Agreement states that the Stage 2 Maximum Earn-Out Consideration shall be $5,000,000 in cash and 827,000 shares of Calavo common stock. The Merger Agreement states that the Stage 2 Maximum Earn-Out Trigger shall be met if, for any 12-month period during the Earn-Out Period, (1) the EBITDA for RFG is equal to or greater than $8,000,000 and (2) the Revenue for RFG is equal to or greater than $130,000,000.

Calavo, RFG and the Sellers believe that, based upon the recent performance of RFG, the Stage 2 Maximum Earn-Out Trigger is likely to be met prior to the end of the Earn-Out Period and that the Sellers therefore shall be entitled to receive the Stage 2 Maximum Earn-Out Consideration.

Calavo, RFG and the Sellers have amended the Merger Agreement by the Amendment to provide, among other things, that: (1) Calavo shall deliver $5,000,000 of Common Stock to the Sellers, as part of the Stage 2 Maximum Earn-Out Consideration instead of delivering $5,000,000 of cash to the Sellers; (2) the Sellers shall receive specified price protection from Calavo with respect to the sale of such Common Stock; and (3) Calavo shall file with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-3 (the “Registration Statement”) which shall cover the public resale of such Common Stock by the Sellers during the period specified in the Amendment.

The number of shares (“Additional Shares”) to be delivered to the Sellers shall be determined by dividing $5,000,000 by the closing price of our common stock on the last business day preceding the date that we send stock issuance instructions to our transfer agent (the “Valuation Price”).

Price protection, as defined, is broken into two parts: (1) additional shares of our common stock (“Price Protection Shares” or “PPS”) and (2) a potential cash payment. During the thirty-day period starting on the later of the date that the Additional Shares are issued to the Sellers or the date that the Registration Statement is declared effective by the SEC (the “Initial Price Protection Period”), the Sellers shall have price protection for any Additional Shares sold by the Sellers on the Nasdaq Stock Market. We shall be obligated to issue additional shares of PPS to the Sellers only if the Sellers sell any Additional Shares on the Nasdaq Stock Market during the Initial Price Protection Period for a price that is less than the Valuation Price. The dollar value of the Price Protection Shares required to be issued by Calavo shall equal the difference between (1) the aggregate sales price of all Additional Shares sold by the Sellers on the Nasdaq Stock Market during the Initial Price Protection Period for sales prices that were less than the Valuation Price and (2) the aggregate sales price that the Trust would have received for such Additional Shares if they had been sold for the Valuation Price. The amount calculated pursuant to the immediately preceding sentence is referred to in the Amendment as the “Shortfall,” and the closing price of our stock on the Nasdaq Stock Market that is used to determine the number of Price Protection Shares that we must issue is referred to as the “Initial Price Protection Valuation.”

If, during the thirty-day period immediately following its receipt of the PPS, the Sellers sell any of the PPS on the Nasdaq Stock Market for a sales price that is less than the Initial Price Protection Valuation, Calavo shall be obligated to deliver to the Sellers a cash payment equal to the difference between (a) the aggregate sales price of all Price Protection Shares sold by the Sellers on the Nasdaq Stock Market during such thirty-day period for sales prices that were less than the Initial Price Protection Valuation and (b) the aggregate sales price that the Sellers would have received for such Price Protection Shares if they had been sold for the Initial Price Protection Valuation. Such cash payment shall be made by Calavo within twenty days after Calavo and the Sellers have agreed upon the amount of such shortfall.

As a result of this transaction, we evaluated the fair market value of the cash derivative per the Merger Agreement with the equity derivative per this Amendment, noting no significant difference as of July 31, 2013. Further, we also believe the estimated fair market value of the cash derivative per this Amendment is not material.

Additionally, we have reclassified the RFG contingent consideration liability (see Note 8) of $4.2 million from accrued expenses to additional paid in capital as of July 31, 2013.

Calavo, RFG and the Sellers do not intend that the Amendment shall make any change to the Merger Agreement’s provisions that address the Stage 3 Earn-Out Payment. Furthermore, Calavo, RFG and the Sellers do not intend that the Amendment shall make any change to the Merger Agreement’s provisions that address the Stage 2 Scale Earn-Out Consideration, which sets forth the amount of the Stage 2 Earn-Out Payment to which the Sellers are entitled if the Stage 2 Maximum Earn-Out Trigger is not met during the Earn-Out Period.

Net Sales

The following table summarizes our net sales by business segment for each of the three and nine-month periods ended July 31, 2013 and 2012:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2013	Change	2012	2013	Change	2012

Net sales to third-parties:
Fresh products	$125,634	29.9%	$96,740	$323,189	24.5%	$259,608
Calavo Foods	14,543	17.6%	12,367	38,677	11.0%	34,848
RFG	54,766	24.3%	44,074	138,912	20.7%	115,111

Total net sales	$194,943	27.3%	$153,181	$500,778	22.3%	$409,567

As a percentage of net sales:
Fresh products	64.4%		63.1%	64.6%		63.4%
Calavo Foods	7.5%		8.1%	7.7%		8.5%
RFG	28.1%		28.8%	27.7%		28.1%

	100.0%		100.0%	100.0%		100.0%

Net sales for the third quarter of fiscal 2013, compared to fiscal 2012, increased by $41.8 million, or 27.3%. Net sales for the nine months ended July 31, 2013, compared to fiscal 2012, increased by $91.2 million, or 22.3%. The increases in sales, when compared to the same corresponding prior year periods, are related to increases in sales from all segments. We experienced increases in Fresh product sales during the third quarter of fiscal 2013 and the nine months ended July 31, 2013, which was due primarily to increased sales of Mexican and California sourced avocados, as well as tomatoes. Partially offsetting these increases in Fresh product sales, however, was a decrease in sales of Chilean sourced avocados. We also experienced increases in RFG sales during the third quarter of fiscal 2013 and the nine months ended July 31, 2013, which was due primarily to increased sales from cut fruit and vegetables platters, as well as increases in sales of Deli products. Lastly, Calavo Foods had an increase in sales primarily related to an increase in units sold of our prepared guacamole products. While the procurement of fresh avocados related to our Fresh products segment is very seasonal, our Calavo Foods and RFG segments are generally not subject to a seasonal effect.

Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Third Quarter 2013 vs. Third Quarter 2012

Net sales delivered by the Fresh products business increased by approximately $28.9 million, or 29.9%, for the third quarter of fiscal 2013, when compared to the same period for fiscal 2012. As discussed above, this increase in Fresh product sales during the third quarter of fiscal 2013 was primarily related to increased sales of Mexican and California sourced avocados and tomatoes, partially offset by a decrease in sales from Chilean sourced avocados. See details below.

Sales of Mexican sourced avocados increased $13.7 million, or 44.2%, for the third quarter of 2013, when compared to the same prior year period. The increase in Mexican sourced avocados was primarily due to an increase in the sales price per carton and an increase in pounds sold. The sales price per carton increased by approximately 23.9%. We attribute this increase primarily to a higher overall demand of avocados in the U.S. marketplace, as well as a higher percentage of value-added services related to Mexican sourced fruit. In addition, Mexican sourced avocados sales reflect an increase in 4.4 million pounds of avocados sold, or 16.4%, when compared to the same prior year period. We attribute much of this increase in volume to a larger Mexican avocado crop, as well as current initiatives to expand our customer base and market share.

Sales of California sourced avocados increased $13.2 million, or 22.2%, for the third quarter of 2013, when compared to the same prior year period. The increase in California sourced avocados was primarily due to an increase in pounds sold. California sourced avocados sales reflect an increase in 14.1 million pounds of avocados sold, or 26.0%, when compared to the same prior year period. We attribute much of this increase in volume to the larger California avocado crop in the current year. Partially offsetting this increase, however, was the decrease in the sales price per carton, which decreased by approximately 3.0%. We attribute this decrease primarily to a disproportionate amount of smaller-sized California sourced fruit, which was primarily due to weather related issues.

Sales of tomatoes increased to $3.3 million for the third quarter of fiscal 2013, compared to $0.3 million for the same period for fiscal 2012. The increase in sales for tomatoes is due to an increase in cartons sold to 0.3 million cartons from 0.1 million cartons. In addition, the increase in sales for tomatoes is due to an increase in the sales price per carton, which increased approximately 209.9%. We attribute this increase in the per carton selling price primarily to the lower volume of quality tomatoes in the U.S. marketplace.

Partially offsetting the increases described in the paragraphs above was a decrease in sales of Chilean sourced avocados, which decreased $1.3 million for the third quarter of 2013, when compared to the same prior year period. The decrease in Chilean sourced avocados was due to a decrease in pounds sold. Chilean sourced avocados sales reflect a decrease in 1.4 million pounds of avocados sold, when compared to the same prior year period. This decrease in sales is due to the higher availability of other avocado sources, and an increased focus on Mexican and California sourced avocados in the U.S. marketplace in the third quarter of 2013.

Nine Months Ended 2013 vs. Nine Months Ended 2012

Net sales delivered by the Fresh products business increased by approximately $63.6 million, or 24.5%, for the nine months ended July 31, 2013, when compared to the same period for fiscal 2012. As discussed above, this increase in Fresh product sales during the nine months ended July 31, 2013, was primarily related to increased sales of Mexican and California sourced avocados and tomatoes, partially offset by a decrease in sales from Chilean sourced avocados. See details below.

Sales of Mexican sourced avocados increased $38.6 million, or 26.5%, for nine months ended July 31, 2013, when compared to the same prior year period. The increase in Mexican sourced avocados was primarily due to an increase in pounds sold. Mexican sourced avocados sales reflect an increase in 52.3 million pounds of avocados sold, or 39.5%, when compared to the same prior year period. We attribute much of this increase in volume to the larger Mexican avocado crop in the current year, as well as current initiatives to expand our customer base and market share. Partially offsetting this increase, however, was the decrease in the sales price per carton, which decreased by approximately 9.3%. We attribute this decrease primarily to a higher overall volume of avocados in the marketplace, as well as the aforementioned change in strategy to increase avocado market share.

We anticipate that net sales related to Mexican sourced avocados will increase during our fourth fiscal quarter of 2013, as compared to the third fiscal quarter of 2013. We anticipate that sales of Mexican grown avocados will decrease in the fourth quarter of fiscal 2013, when compared to the same prior year period.

Sales of California sourced avocados increased $22.0 million, or 27.6%, for the nine months ended July 31, 2013, when compared to the same prior year period. The increase in California sourced avocados was primarily due to an increase in pounds sold. California sourced avocados sales reflect an increase in 17.0 million pounds of avocados sold, or 21.3%, when compared to the same prior year period. We attribute much of this increase in volume to the larger California avocado crop in the current year. Additionally there was an increase in the sales price per carton, which increased by approximately 5.3%. We attribute this increase primarily to a higher overall demand of avocados in the marketplace.

We anticipate that California avocado sales will experience a seasonal and cyclical decrease during our fourth fiscal quarter of 2013, as compared to the third quarter of fiscal 2013. We believe that there will be a significant increase in California avocado volume when compared to the fourth fiscal quarter of 2012.

Sales of tomatoes increased $11.2 million, or 98.4%, for the nine months ended July 31, 2013, when compared to the same period for fiscal 2012. The increase in sales for tomatoes is primarily due to a combination of an increase in the number of cartons sold and an increase in the sales price per carton. Warmer than expected weather was experienced in both Florida and Mexico growing areas which delayed the start of the respective harvests and reduced the number of units available in prior year. We attribute some of this increase in the per carton selling price to the lower volume of quality tomatoes in the U.S. marketplace.

Partially offsetting the increases described in the paragraphs above was a decrease in sales of Chilean sourced avocados, which decreased $5.9 million for nine months ended July 31, 2013, when compared to the same prior year period. The decrease in Chilean sourced avocados was due to a decrease in pounds sold. Chilean sourced avocados sales reflect a decrease in 5.6 million pounds of avocados sold, when compared to the same prior year period. This decrease in sales is due to the high availability of other avocado sources, and an increased focus on Mexican and California sourced avocados for the nine months ended July 31, 2013.

We anticipate that net sales related to Chilean sourced avocados will increase during our fourth fiscal quarter of 2013, as compared to the third fiscal quarter of 2013. We anticipate that sales of Chilean grown avocados will increase in the fourth quarter of fiscal 2013, when compared to the same prior year period.

Calavo Foods

Third Quarter 2013 vs. Third Quarter 2012

Sales for Calavo Foods for the quarter ended July 31, 2013, when compared to the same period for fiscal 2012, increased $2.2 million, or 17.6%. This increase is due to an increase in sales of prepared guacamole products which increased approximately $2.3 million, or 20.0%, in the third quarter of fiscal year 2013, when compared to the same prior year period. The increase in sales of prepared guacamole was primarily related to an increase in overall pounds sold, which increased 1.3 million pounds, or 26.7%, partially offset by a decrease in the average net selling price per pound for both our frozen guacamole products and our refrigerated guacamole products of approximately 7.0%. The decrease in the average net selling price is primarily related to a change in product mix, which was made at our discretion. Partially offsetting this increase is a decrease of sales of tortilla chips of $0.1 million or 31.5%.

Nine Months Ended 2013 vs. Nine Months Ended 2012

Sales for Calavo Foods for the nine months ended July 31, 2013, when compared to the same period for fiscal 2012, increased $3.8 million, or 11.0%. This increase is due to an increase in sales of prepared guacamole products which increased approximately $4.5 million, or 13.8%, for the nine months ended July 31, 2013, when compared to the same prior year period. The increase in sales of prepared guacamole was primarily related to an increase in overall pounds sold, which increased 3.0 million pounds, or 23.1%, partially offset by a decrease in the average net selling price per pound for both our frozen guacamole products and our refrigerated guacamole products of approximately 7.7%. The decrease in the average net selling price is primarily related to a change in product mix, which was made at our discretion. Partially offsetting this increase is a decrease of sales of Calavo Salsa Lisa products of $0.4 million or 22.2% and tortilla chips of $0.3 million or 30.1%.

RFG

Third Quarter 2013 vs. Third Quarter 2012

Sales for RFG for the quarter ended July 31, 2013, when compared to the same period for fiscal 2012, increased $10.7 million, or 24.3%. This increase is due primarily to increased sales from cut fruit and vegetable platters, as well as an increase in sales of deli products. The overall increase in sales is primarily due to an increase in sales volume. Collectively, cut fruit, cut vegetable, and deli product sales increased 4.0 million units, or 24.6%. We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative products that we offer.

Nine Months Ended 2013 vs. Nine Months Ended 2012

Sales for RFG for the Nine months ended July 31, 2013, when compared to the same period for fiscal 2012, increased $23.8 million, or 20.7%. This increase is due primarily to increased sales from cut fruit and vegetable platters, as well as an increase in sales of deli products. The overall increase in sales is primarily due to an increase in sales volume. Collectively, cut fruit, cut vegetable, and deli product sales increased 8.5 million units, or 19.8%. We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative products that we offer.

Gross Margins

The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and nine-month periods ended July 31, 2013 and 2012:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2013	Change	2012	2013	Change	2012

Gross margins:
Fresh products	$9,271	3.5%	$8,955	$20,106	(12.2)%	$22,889
Calavo Foods	4,683	34.1%	3,491	12,074	11.6%	10,818
RFG	4,124	9.5%	3,767	10,558	16.0%	9,103

Total gross margins	$18,078	11.5%	$16,213	$42,738	(0.2)%	$42,810

Gross profit percentages:
Fresh products	7.4%		9.3%	6.2%		8.8%
Calavo Foods	32.2%		28.2%	31.2%		31.0%
RFG	7.5%		8.5%	7.6%		7.9%
Consolidated	9.3%		10.5%	8.5%		10.4%

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $1.9 million, or 11.5%, for the third quarter of fiscal 2013, when compared to the same period for fiscal 2012. This increase was attributable to a gross margin increase from all segments. Gross margins decreased by approximately $0.1 million, or 0.2%, for the first nine months of fiscal 2013 when compared to the same period for fiscal 2012. This decrease was attributable to a gross margin decrease in our Fresh products segment.

During our three and nine-month periods of fiscal 2013, as compared to the same prior year periods, the decrease in our Fresh products segment gross margin percentage was primarily the result of significantly higher Mexican sourced avocado fruit costs year-over-year. We were able to increase the selling prices of Mexican sourced avocados, but not at the same rate at which fruit costs increased. Additionally, we also focused on our current initiatives to expand our customer base and market share. Contributing to the decrease in the gross margin percentage was a decrease in the gross margin percentage for California sourced avocados for the three and nine-month periods of fiscal 2013, as compared to the same prior year periods. This decrease was primarily attributed to our current increased focus on initiatives to expand our customer base and market share. The combined effect of these negatively impacted gross margins.

The Calavo Foods segment gross margin percentage for the three month period of fiscal 2013, when compared to the same prior year period, increased primarily as a result of the selling of inventory made in the second and the beginning of the third quarter of the current year when fruit prices and production costs were low. Fruit and production costs for the second quarter of fiscal 2013 decreased 16.0%, when compared to the same prior year period. This decrease is primarily due to a decrease in fruit costs, which we believe was due to an increase in the availability of fruit in the marketplace. Also, an increase in production volume decreased our overall per pound costs. For the third quarter of fiscal 2013, production costs decreased primarily due to an increase in production volume by approximately 83%. Partially offsetting this decrease in the third quarter of fiscal 2013 was an increase in fruit costs of 48.9%, due primarily to a decrease in the availability of fruit in the marketplace. The net sales prices per pound decreased 7.0%, as we increased sales to higher volume, but lower margin national accounts.

We anticipate that the gross margin percentage for our Calavo Foods segment to experience significant fluctuations during the fourth fiscal quarter primarily due to the uncertainty of the cost of fruit that will be used in the production process. In addition, any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products and Calavo Foods segments.

During the three month period of fiscal 2013 as compared to the same prior year period, the decrease in RFG gross margin percentage was primarily the result of increased labor costs associated with the expansion of new products and additional business. We anticipate that the gross margin percentage for RFG will return to previous levels during the fourth fiscal quarter.

Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2013	Change	2012	2013	Change	2012

Selling, general and administrative	$8,706	12.2%	$7,758	$25,717	12.4%	$22,870
Percentage of net sales	4.5%		5.1%	5.1%		5.6%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.9 million, or 12.2%, for the three months ended July 31, 2013, when compared to the same period for fiscal 2012. This increase was primarily related to the start-up operations of FreshRealm (totaling approximately $0.7 million, see Note 10 of the unaudited consolidated condensed financial statements), as well as higher corporate costs, including, but not limited to, general and administrative costs related to salaries (totaling approximately $0.2 million), an increase in the revalue adjustment on contingent consideration related to the acquisition of RFG compared to prior year (totaling approximately $0.1 million), space and equipment rental (totaling approximately $0.1 million), and bad debt (totaling approximately $0.1 million), partially offset by decreases in management bonuses (totaling approximately $0.2 million) and decreases in gifts and sponsorships (totaling approximately $0.1 million).

Selling, general and administrative expenses increased $2.8 million, or 12.4%, for the nine months ended July 31, 2013, when compared to the same period for fiscal 2012. This increase was primarily due to the start-up operations of FreshRealm (totaling approximately $1.3 million, see Note 10 of the unaudited consolidated condensed financial statements), as well as higher corporate costs, including, but not limited to, an increase in the revalue adjustments on contingent consideration related to the acquisition of RFG compared to prior year (totaling approximately $1.4 million, see Note 8 of the unaudited consolidated condensed financial statements), salaries (totaling approximately $0.8 million), accounting fees (totaling approximately $0.1 million), legal fees (totaling approximately $0.1 million), and bad debt (totaling approximately $0.1 million), partially offset by decreases in management bonuses (totaling approximately $0.9 million), and consulting fees (totaling approximately $0.1 million).

Provision for Income Taxes

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2013	Change	2012	2013	Change	2012

Provision for income taxes	$3,163	17.8%	$2,684	$5,742	(36.8)%	$9,079
Percentage of income before provision for income taxes	34.1%		32.2%	34.3%		45.6%

For the third quarter of fiscal 2013, our provision for income taxes was $3.2 million, as compared to $2.7 million recorded for the comparable prior year period.

For the first nine months of fiscal 2013, our provision for income taxes was $5.7 million, as compared to $9.1 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 34.3% during fiscal 2013. We expect to receive tax benefits during fiscal 2013 related to tax credits received through the California Enterprise Zone Hiring Credit Program and the Section 199 deduction (i.e. Domestic Productions Activities Deduction). During fiscal year 2012, we recorded a $1.9 million assessment to the Hacienda related to their examination of the tax year ended December 31, 2004.

Liquidity and Capital Resources

Cash provided by operating activities was $15.6 million for the nine months ended July 31, 2013, compared to $18.2 million provided operations for the similar period in fiscal 2012. Operating cash flows for the nine months ended July 31, 2013 reflect our net income of $11.0 million, net non-cash (depreciation and amortization, stock compensation expense, interest on deferred consideration, revalue adjustments on contingent consideration and income from unconsolidated entities) of $7.2 million and a net decrease in the noncash components of our operating capital of approximately $2.6 million.

Our operating capital decrease includes a net increase in accounts receivable of $21.6 million, an increase in inventory of $8.6 million, and an increase in prepaid expenses and other current assets of $1.6 million, partially offset by an increase in payable to growers of $21.2 million, a net increase in trade accounts payable and accrued expenses of $4.6 million, a decrease in income tax receivable of $2.9 million, a decrease in advances to suppliers of $0.4 million, and a decrease in other assets of $0.1 million.

The increase in our accounts receivable, as of July 31, 2013, when compared to October 31, 2012, primarily reflects higher sales recorded in the month of July 2013, as compared to October 2012. The increase in inventory is primarily related to an increase in the fresh fruit on hand at July 31, 2013. This was primarily driven by an increase in the volume of California avocados purchased during our third fiscal quarter of 2013, as compared to October 2012. The increase in payable to growers primarily reflects an increase in California fruit delivered in the month of July 2013, as compared to October 2012. The decrease in advances to suppliers primarily reflects fewer advances made to Agricola Belher related to the receipt of tomatoes in July 2013, compared to October 2012.

Cash used in investing activities was $4.9 million for the nine months ended July 31, 2013 and related principally to the purchase of property, plant and equipment items.

Cash used in financing activities was $11.9 million for the nine months ended July 31, 2013, which related principally to the payment of our $9.6 million dividend, the retirement of Calavo stock purchased from Limoneira of $4.8 million and payments on long-term obligations of $4.0 million, partially offset by the proceeds from our credit facilities totaling $5.8 million and exercises of stock options of $0.7 million.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of July 31, 2013 and October 31, 2012 totaled $5.9 million and $7.1 million. Our working capital at July 31, 2013 was $20.3 million, compared to $9.7 million at October 31, 2012.

We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. expire in February 2016. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.7% and 1.8% at July 31, 2013 and October 31, 2012. Under these credit facilities, we had $26.0 million and $20.2 million outstanding as July 31, 2013 and October 31, 2012. These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined). We were in compliance with all such covenants at July 31, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2013.

(All amounts in thousands)	Expected maturity date July 31,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents(1)	$5,927	$—	$—	$—	$—	$—	$5,927	$5,927
Accounts receivable(1)	60,464	—	—	—	—	—	60,464	60,464
Advances to suppliers(1)	1,963	—	—	—	—	—	1,963	1,963

Liabilities
Payable to growers(1)	$28,049	$—	$—	$—	$—	$—	$28,049	$28,049
Accounts payable(1)	13,308	—	—	—	—	—	13,308	13,308
Current borrowings pursuant to credit facilities(1)	25,980	—	—	—	—	—	25,980	25,980
Fixed-rate long-term obligations(2)	5,679	5,367	2,889	114	92	381	14,522	14,733

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.
(2)	Fixed-rate long-term obligations bear interest rates ranging from 1.7% to 5.7% with a weighted-average interest rate of 2.8%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $271,000.

Except as disclosed with the acquisition of Calavo Salsa Lisa and RFG (and related amendment), we were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. We do not anticipate using derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates during fiscal 2013. Total foreign currency losses for the three months ended July 31, 2013, net of gains, was $0.1 million. Total foreign currency gains for the three months ended July 31, 2012, net of losses, was less than $0.1 million. Total foreign currency losses for the nine months ended July 31, 2013, net of gains, was $0.4 million. Total foreign currency gains for the nine months ended July 31, 2012, net of losses, was less than $0.1 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

10.1	Amendment No. 1 to Agreement and Plan of Merger, dated July 31, 2013, among Calavo Growers, Inc., Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson, and RFG Nominee Trust. Previously filed on September 4, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

10.2	Amended and Restated Limited Liability Company Agreement, dated August 16, 2013, by and among FreshRealm, LLC, a Delaware limited liability company, and the Members.

10.3	Line of Credit and Security Agreement, dated July 15, 2013 by and between Calavo Growers, Inc. a California Corporation, and FreshRealm, LLC, a Delaware limited liability company.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of July 31, 2013 and October 31, 2012; (2) Consolidated Condensed Statements of Income for the three and nine months ended July 31, 2013 and 2012; (3) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended July 31, 2013 and 2012; (4) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2013 and 2012; and (5) Notes to Unaudited Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: September 6, 2013
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors,
Chief Executive Officer and President (Principal Executive Officer)

Date: September 6, 2013
	By	/s/ Arthur J. Bruno
Arthur J. Bruno
Chief Operating Officer, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amendment No. 1 to Agreement and Plan of Merger, dated July 31, 2013, among Calavo Growers, Inc., Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson, and RFG Nominee Trust. Previously filed on September 4, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

10.2	Amended and Restated Limited Liability Company Agreement, dated August 16, 2013, by and among FreshRealm, LLC, a Delaware limited liability company, and the Members.

10.3	Line of Credit and Security Agreement, dated July 15, 2013 by and between Calavo Growers, Inc. a California Corporation, and FreshRealm, LLC, a Delaware limited liability company.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of July 31, 2013 and October 31, 2012; (2) Consolidated Condensed Statements of Income for the three and nine months ended July 31, 2013 and 2012; (3) Consolidated Condensed Statements of Comprehensive Income for the three nine months ended July 31, 2013 and 2012; (4) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2013 and 2012; and (5) Notes to Unaudited Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities