Form 10-K
period 2013-10-31
CALAVO GROWERS INC
filed 2014-01-13
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $362.3 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of November 30, 2013 was 15,720,540.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders, which we intend to hold on April 23, 2014 are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2013.

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

In October 2013, we contributed $1.0 million to the purchase of 60 hectares of property in Jalisco, Mexico, for the development of facilities to grow tomatoes. In the first quarter of 2014, we expect to enter into a joint venture agreement with Agricola Belher (Belher) (see below for discussion of our existing infrastructure and distribution agreements with Belher as well). Such joint venture is expected to operate under the name of Agricola Don Memo. Belher and Calavo are expected to have equal one-half ownership interests in Agricola Don Memo, but Belher will ultimately have overall management responsibility for the operations of Agricola Don Memo. The contribution of $1.0 million has been recorded as an investment in unconsolidated entities on our consolidated financial statements.

Effective July 2013, Calavo and certain noncontrolling members have entered into an Amended and Restated Limited Liability Company Agreement of FreshRealm, LLC (FreshRealm). The purpose of FreshRealm is to engage in activities relating to the marketing of food products directly to consumers or other entities. FreshRealm’s technology platform is currently being developed and is expected to allow participants such as traditional retailers, large and small enterprises, communities and food banks to enter into a platform resembling a national fresh food cooperative. FreshRealm will serve as a way to connect participants to a network of regional fresh food producers. FreshRealm started operating as a development stage company in the second quarter of 2013. As of October 31, 2013, planned, principal operations have not commenced. As a result, FreshRealm has no sales or cost of sales. When principal operations commence, FreshRealm is expected to become our fourth segment.

In October 2012, we entered into a sale agreement with San Rafael Distributing (SRD), pursuant to which the Company agreed to sell to SRD all of our interest, representing one-half ownership, in Maui Fresh International, LLC (Maui Fresh) for $2.6 million. Maui Fresh was originally created in 2006 when we entered into a joint venture agreement with SRD for the purpose of marketing, sale and the distribution of fresh produce at the Los Angeles Wholesale Produce Market. This transaction resulted in a gain on sale of approximately $0.5 million.

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

In February 2010, Calavo, Calavo Salsa Lisa, LLC (CSL), Lisa’s Salsa Company (LSC) and Elizabeth Nicholson and Eric Nicholson, entered into an Asset Purchase and Contribution Agreement, dated February 8, 2010 (the Acquisition Agreement), which sets forth the terms and conditions pursuant to which Calavo acquired a 65 percent ownership interest in newly created CSL which acquired substantially all of the assets of LSC. Elizabeth Nicholson and Eric Nicholson, through LSC, hold the remaining 35 percent ownership of CSL. LSC is a regional producer in the upper Midwest of Salsa Lisa refrigerated salsas. This line of salsas has further diversified our product offerings and is a natural complement to our ultra-high-pressure guacamole.

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

In June 2007, we entered into a distribution agreement with Belher of Mexico, a well-established quality producer of fresh vegetables, primarily tomatoes, for export to the U.S. market. Pursuant to such distribution agreement, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our company, primarily our Arizona facility. In exchange, we agreed to sell and distribute such tomatoes, make advances to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. The agreement also allows for us to advance additional amounts to Belher at our sole discretion. In June 2011, we entered into an addendum that extended the distribution agreement with Belher. This agreement expires in July 2019.

We also entered into an infrastructure agreement in June 2007 with Belher, which was extended through the addendum in June 2011, in order to significantly increase production yields and fruit quality. Pursuant to this agreement, we made advances to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned/controlled by Belher, as well as packing line equipment. Advances incur interest at 4.7% at October 31, 2013 and 2012. We have advanced a total of $2.5 million as of October 31, 2013 ($0.8 million included in prepaid expenses and other current assets and $1.7 million included in other long-term assets). We have advanced a total of $4.2 million as of October 31, 2012 ($0.8 million included in prepaid expenses and other current assets and $3.4 million included in other long-term assets). Belher is to annually repay these advances in no less than 20% increments through July 2016. Interest is to be paid monthly or annually, as defined. Belher may prepay, without penalty, all or any portion of the advances at any time. In order to secure their obligations pursuant to both agreements discussed above, Belher granted us a first-priority security interest in certain assets, including cash, inventory and fixed assets, as defined.

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

We sell avocados to a diverse group of supermarket chains, wholesalers, food service and other distributors, under the Calavo family of brand labels, as well as private labels. From time to time, some of our larger customers seek short-term sales contracts that formalize their pricing and volume requirements. Generally, these contracts contain provisions that establish a price floor and/or ceiling during the contract duration. In our judgment, the shift by our customers to drafting sales contracts benefits large handlers like us, which have the ability to fulfill the terms of these contracts. During fiscal year 2013, our 5 and 25 largest fresh customers represented approximately 20% and 41% of our total consolidated revenues. During fiscal year 2012, our 5 and 25 largest fresh customers represented approximately 18% and 36% of our total consolidated revenues. During fiscal year 2013, 2012 and 2011 none of our fresh customers represented more than 10% of total consolidated revenues.

The Hass variety is the predominant avocado variety marketed on a worldwide basis. Generally, California grown Hass avocados are available year-round, with peak production periods occurring between January through October. Other varieties have a more limited picking season and generally command a lower price. Approximately 1,900 California growers deliver avocados to us, generally pursuant to a standard marketing agreement. Over the past several years, our share of the California avocado crop has remained strong, with approximately 30% of the 2013 shipped California avocado crop handled by us, based on data published by the California Avocado Commission. We attribute our solid foothold in the California industry principally to the competitiveness of the per pound returns we pay and the communication and service we maintain with our growers.

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

We also import avocados from Mexico and Chile. Our strategy is to increase our market share of currently sourced avocados to all accepted marketplaces. We believe our diversified avocado sources provide a level of supply stability that may, over time, help solidify the demand for avocados among consumers in all markets we distribute to.

We typically purchase Mexican avocados from growers and packers located in Mexico. The purchase price we pay for fruit acquired from Mexican growers is generally negotiated for substantially all the fruit in a particular grove. Once a purchase price is tentatively agreed to, the fruit is then harvested and delivered to our packinghouse located in Uruapan, Michoacán, Mexico. Once delivered, such fruit is weighed, graded, sized, packed, and cooled for shipment, primarily to the United States. Payment of such fruit can be changed from what was initially agreed to if the actual packout doesn’t reach levels forecasted by the grower. Fruit purchased directly from Mexican packers is used as a supplemental source and is packed to our standards for shipment to either our customers or our operating facilities. In either case, the purchase price of Mexican avocados is generally based on our estimated selling prices of such fruit, less anticipated packing and/or selling costs and our desired margin. We believe these two sources allow us to maximize both the timely acquisition, as well as purchase price, of Mexican fruit.

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

We believe that our continued success in marketing Mexican avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices, and keeping the handling costs low as we ship the Mexican avocados to our packinghouses and distribution centers. We are subject to USDA and other regulatory inspections to ensure the safety and the quality of the fruit being delivered from Mexico. The Mexican avocado harvest, which is often considerably larger than the California avocado harvest, is both complimentary and competitive with the California market, as the Mexican harvest is near year round (most significant from September to June). As a result, it is common for Mexican growers to monitor the supply of avocados for export to the United States in order to obtain higher field prices. During 2013, we packed and distributed approximately 20% of the avocados exported from Mexico into the United States and approximately 5% of the avocados exported from Mexico to countries other than the United States, based on our estimates.

We also handle avocados from Chile, most of which are on a consignment basis with our growers. Pursuant to our joint venture agreement with M5, Calavo de Chile is now the primary contact with our Chilean avocado sources. Our commission percentage is approximately 8%. Additionally, from time to time, we may purchase Chilean sourced avocados. Pursuant to our consignment arrangements, we occasionally make advances to Chilean growers. Historically, we made such advances related to both pre-harvest and post-harvest activities, but our focus during fiscal years 2011 through 2013 was primarily related to post-harvest activities. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. Historical experience demonstrates that providing post-harvest advances results in our acquiring full market risk for the product, as it is possible (although unlikely) that our sale proceeds may be less than the amounts we paid to the grower. This is a result of the high level of volatility inherent in the avocado and perishable food markets, which are subject to significant pricing declines based on the availability of fruit in the market. In the event that we do make a pre-season advance, our ability to recover such pre-harvest advance would be largely dependent on the grower’s ability to deliver avocados to us, as well as the inherent risks of farming, such as weather and pests.

Sales of Chilean grown avocados have generally been significant during our 4th and 1st fiscal quarters. Additionally, with the Chilean harvesting season being complimentary to the California season (August through February), Chilean avocados are able to command competitive retail pricing in the market. During 2013, we had minimal sales for Chilean avocados as we have increased our focus on Mexican and California sourced avocados.

We have developed a series of marketing and sales initiatives primarily aimed at our largest customers that are designed to differentiate our products and services from those offered by our competitors. Some of these key initiatives are as follows:

•	We continue to have success with our ProRipeVIP™ avocado ripening program. This proprietary program allows us to deliver avocados evenly ripened to our customers’ specifications. We have invested in TasteTech Near Infrared (NIR) technology and equipment. The most significant reason we invested in the TasteTech systems is because the NIR technology measures internal qualities of the entire piece of fruit, as opposed to competitive mechanical tests that use pressure and calculated averages to measure firmness. We believe that ripened avocados help our customers address the consumers’ immediate needs and accelerate the sale of avocados through their stores. We currently have three Aweta systems in use in the United States, which, we believe, can effectively meet our customers’ demand for conditioned fruit.

•	We have developed various display techniques and packages that appeal to consumers and, in particular, impulse buyers. Some of our techniques include the bagging of avocados and the strategic display of the bags within the produce section of retail stores. Our research has demonstrated that consumers generally purchase a larger quantity of avocados when presented in a bag as opposed to the conventional bulk displays. We also believe that the value proposition of avocados in a bag provides for a higher level of sales to grocery stores.

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

We utilize ultra high pressure technology equipment which is designed to “cold pasteurize” our guacamole products. Using high pressure only, this procedure substantially destroys the cells of any bacteria that could lead to spoilage, food safety, or oxidation issues. Once the procedure is complete, our packaged guacamole is cased and shipped to various retail and food service customers throughout the markets we service. By fiscal year 2010, we had two 215L ultra high pressure machines into service. These machines, which are located in Uruapan, pressurize all guacamole product lines, including all frozen products, which begun in fiscal 2010. A 3rd ultra high pressure machine, with a larger capacity of 350L, was put into service during our first fiscal quarter of 2012. We estimate that our operating capacity for all three ultra high pressure machines at year end to be approximately 75%. While we believe this capacity is reasonable give our current sales, we are considering various plans to expand our production capacity to meet our future expected growth. Net sales of our ultra high pressure (fresh) products, typically sold to retail customers, represented approximately 46% and 50% of total guacamole products within the Calavo Foods segment sales for the years ended October 31, 2013 and 2012.

Sales in the U.S. and Canada are made principally through a commissioned nationwide broker network, which is supported by our regional sales managers. We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, strategically located warehouses, and market relationships. During fiscal year 2013, our 5 and 25 largest processed product customers represented approximately 3% and 6% of our total consolidated revenues. During fiscal year 2012, our 5 and 25 largest processed product customers represented approximately 4% and 8% of our total consolidated revenues. During fiscal years 2013, 2012 and 2011 none of our processed product customers represented more than 10% of total consolidated revenues.

In February 2010, we acquired a 65 percent ownership interest in newly created CSL which acquired substantially all of the assets of LSC. LSC is a regional producer in the upper Midwest of Salsa Lisa refrigerated salsas. We believe that this line of salsa will further diversify our product offerings and will be a natural complement to our ultra-high-pressure guacamole.

RFG

In June 2011, Calavo, CG Mergersub LLC (Newco), Renaissance Food Group, LLC (RFG) and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust (collectively, the Sellers) entered into an Agreement and Plan of Merger dated May 25, 2011 (the Acquisition Agreement), which sets forth the terms and conditions pursuant to which Calavo would acquire a 100 percent ownership interest in RFG. Pursuant to the Acquisition Agreement, Newco, a newly formed Delaware limited liability company and wholly-owned subsidiary of Calavo, merged with and into RFG, with RFG as the surviving entity. RFG is a fresh-food company that produces, markets, and distributes nationally a portfolio of healthy, high quality products for consumers via the retail channel. See Note 16 of our consolidated financial statements for additional information.

RFG products range from fresh-cut fruit, ready-to-eat vegetables, recipe-ready vegetables and deli meat products. RFG sells under the popular labels of Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials to a wide range of customers. During fiscal year 2013, our 5 and 25 largest RFG product customers represented approximately 18% and 27% of our total consolidated revenues. During fiscal year 2012, our 5 and 25 largest RFG product customers represented approximately 17% and 28% of our total consolidated revenues. During fiscal years 2013, 2012 and 2011 none of our RFG product customers represented more than 10% of total consolidated revenues.

Sales and Other Financial Information by Business Segment and Product Category

Sales and other financial information by business segment are provided in Note 11 to our consolidated financial statements that are included in this Annual Report.

Patents and Trademarks

Our trademarks include the Calavo and RFG brand name and related logos. We also utilize the following trademarks in conducting our business: Avo Fresco, Bueno, Calavo Gold, Calavo Salsa Lisa, Salsa Lisa, Celebrate the Taste, El Dorado, Fresh Ripe, Select, Taste of Paradise, The First Name in Avocados, Tico, Mfresh, Maui Fresh International, Triggered Avocados, ProRipeVIP™, Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials. FreshRealm has filed two patents, one for a refrigerated re-usable shipping container the other for a crowdsourced delivery network called “co-drop.”

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

Research and Development

Prior to the acquisition of RFG and the creation of FreshRealm, we did not undertake significant research and development efforts. Research and development programs, if any, were limited to the continuous process of refining and developing new techniques to enhance the effectiveness and efficiency of our Calavo Foods operations and the handling, ripening, storage, and packing of fresh avocados. With the acquisition of RFG, we have increased research and development for new and improved products which is driven by customer requests, changes in product specifications, customer and market research and/or innovative ideas generated by our own team of experts with food processing and culinary backgrounds. We solicit customer and supplier input, review process and product trends and conduct sensory and shelf life testing, all to expand the category and drive new sales for our customers. Additionally, with the creation of FreshRealm, we have significantly increased our emphasis on research and development. Much of the research and development has been focused on a re-usable shipping container, which includes designing, and the testing of prototypes, testing packing efficiency, gathering consumer feedback, thermal research, and testing the longevity and reusability of containers. In addition, we have incurred costs related to the programming of a cloud technology operating system, as well as consumer research. Research and development costs are charged to expense when incurred. Total research and development costs for fiscal years 2013 was approximately $1.5 million. Total research and development costs for fiscal years 2012, and 2011 were less than $0.1 million.

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

Employees

As of October 31, 2013, we had 1,848 employees, of which 694 were located in the United States and 1,154 were located in Mexico. We do not have a significant number of United States employees covered by a collective bargaining agreement. 1,018 of Calavo’s Mexican employees are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage.

The following is a summary of the number of “salaried” and “hourly” employees as of October 31, 2013.

Location	Salaried	Hourly	Total
United States	203	491	694
Mexico	136	1,018	1,154

TOTAL	339	1,509	1,848

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

We conduct a substantial amount of business with growers and customers who are located outside the United States. We purchase avocados from foreign growers and packers, sell fresh avocados and processed avocado products to foreign customers, and operate a packinghouse and a processing plant in Mexico. In the most recent years, there has been an increase in organized crime in Mexico. This has not had an impact on our operations, but this does increase the risk of doing business in Mexico. We are also subject to regulations imposed by the Mexican government, and also to examinations by the Mexican tax authorities. Significant changes to these government regulations and to assessments by the Mexican tax authorities can have a negative impact on our operations and operating results in Mexico. For additional information about our non-California sourced fruit, see the “Business” section included in this Annual Report.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters building from Limoneira Company (Limoneira) located in Santa Paula, California. In addition, RFG leases their corporate office in Ranch Cordova, California. We have numerous facilities throughout the United States, and two facilities in Mexico. See the following table for a summary of our locations:

United States Locations:

Packinghouses:

Leased or Owned:	City	State	Description
Owned	Santa Paula	California	Handles California, Mexican and Chilean avocados. The facility was purchased in 1955 and has had and has been improved in capacity and efficiency since then. This facility operates substantially similar to our Temecula facility. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Owned	Temecula	California	Handles California, Mexican and Chilean avocados. The facility was built in 1985 and has been improved in capacity and efficiency since then. This facility operates substantially similar to our Santa Paula facility. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Operating and Distributing Facilities:

Leased or Owned:	City	State	Description
Owned	Santa Paula	California	Operates as a ripening, storage and shipping facility for our fresh avocado operations. We sort and pack certain diversified commodities as well. We believe that the annual capacity of this facility will be sufficient to pack and ripen, if necessary, the expected annual volume of avocados and specialty commodities delivered to us.

Leased	Swedesboro	New Jersey	Primarily ripens, sorts, packs, and ships avocados. Additionally, it also serves to store and ship certain tropical commodities as well. In fiscal 2014, we expect to add 4 additional ripe rooms that are expected to increase capacity by 33% for avocado ripening. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Leased	Garland	Texas	Primarily ripens, sorts, packs and ships fresh avocados. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Leased	Nogales	Arizona	Primarily ripens, sorts, packs and ships, tomatoes, and other diversified commodities. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Leased	Hilo	Hawaii	Primarily sorts, packs, and ships papayas. We believe that the annual capacity will be sufficient to handle our forecasted annual production needs.

Owned	Hilo	Hawaii	Primarily provides irradiation services for produce grown in Hawaii. We believe that the annual capacity will be sufficient to handle our forecasted annual production needs.

Leased	St. Paul	Minnesota	CSL facility that produces salsa. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Leased	Houston	Texas	RFG facility that primarily processes cut fruits and vegetables, salads, sandwiches, and wraps. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Leased	Sacramento	California	RFG facility that primarily processes cut fruits and vegetables, salads, sandwiches, and wraps. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Mexico Locations:

Packinghouse and Processing Facility:

Leased or Owned:	City	State	Description
Owned	Uruapan	Michoacan	Our Calavo Foods processing facility produces guacamole products. While we believe this capacity is reasonable given our current sales, we are considering various plans to expand our production capacity to meet our future expected growth.
Owned	Uruapan	Michoacan	Handles avocados delivered to us by Mexican growers. The facility, was built in 1985 and has been significantly improved in capacity and efficiency since then. We believe that the annual capacity of this facility will be sufficient to process our forecasted annual production needs.

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

Name	Age	Position
Lecil E. Cole	74	Chairman of the Board, Chief Executive Officer and President
Arthur J. Bruno	63	Chief Operating Officer, Chief Financial Officer and Corporate Secretary
Robert J. Wedin	64	Vice President, Sales and Fresh Marketing
Alan C. Ahmer	65	Vice President, Processed Product Sales and Production
Michael A. Browne	55	Vice President, Fresh Operations

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

Fiscal 2013	High	Low
First Quarter	$24.74	$20.88
Second Quarter	$29.06	$24.57
Third Quarter	$31.68	$25.66
Fourth Quarter	$30.77	$24.19

Fiscal 2012	High	Low
First Quarter	$27.06	$21.33
Second Quarter	$28.73	$24.88
Third Quarter	$29.34	$22.98
Fourth Quarter	$27.17	$21.17

As of November 30, 2013, there were approximately 963 stockholders of record of our common stock.

As previously reported on Current Reports on Form 8-K, we issued 999,117 shares of unregistered Calavo common stock per the RFG Amended Acquisition Agreement, in October 2013. We filed an S-3 registration statement registering the resale of 172,117 of these shares in October 2013.

As previously reported on a Form 10-Q Report for the quarter ended April 30, 2013, on April 10, 2013, we repurchased 165,000 shares of our common stock from Limoneira for cash consideration of $4.8 million at a purchase price of $29.02 per share, the closing price on April 10, 2013. These shares were cancelled and returned to authorized, but unissued, status.

Dividend Policy

Our dividend policy is to provide for an annual dividend payment, as determined by the Board of Directors. We anticipate paying dividends in the first quarter of our fiscal year.

On December 12, 2013, we paid a $0.70 per share dividend in the aggregate amount of $11.0 million to shareholders of record on November 29, 2013.

On December 12, 2012, we paid a $0.65 per share dividend in the aggregate amount of $9.6 million to shareholders of record on November 28, 2012.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following summary consolidated financial data (other than pounds information) for each of the years in the five-year period ended October 31, 2013, are derived from the audited consolidated financial statements of Calavo Growers, Inc.

Historical results are not necessarily indicative of results that may be expected in any future period. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto that are included elsewhere in this Annual Report.

	Fiscal Year Ended October 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Income Statement Data: (1)(2)(3)(4)
Net sales	$691,451	$551,119	$522,529	$398,351	$344,765
Gross margin	60,124	60,666	42,308	51,530	44,533
Net income attributable to Calavo Growers, Inc.	17,349	17,052	11,068	17,764	13,611
Basic net income per share	$1.17	$1.15	$0.75	$1.22	$0.94
Diluted net income per share	$1.17	$1.15	$0.75	$1.22	$0.94
Balance Sheet Data as of End of Period(3):
Working capital	$12,350	$9,656	$8,643	$14,801	$12,052
Total assets	239,939	207,891	185,323	150,198	122,749
Current portion of long-term obligations	5,258	5,416	5,448	1,369	1,366
Long-term debt, less current portion	7,792	13,039	18,244	6,089	13,908
Shareholders’ equity	128,452	110,022	95,780	88,257	69,487
Cash Flows Provided by (Used in):
Operations	$13,721	$21,723	$7,866	$19,979	$22,504
Investing(2)(3)(5)(7)	(7,746)	(7,161)	(20,907)	(9,502)	(6,497)
Financing(6)	(5,050)	(10,233)	14,751	(10,288)	(16,641)
Other Data:
Dividends declared per share	$0.70	$0.65	$0.55	$0.55	$0.50
Net book value per share	$8.18	$7.45	$6.52	$6.04	$4.79
Pounds of California avocados sold	141,400	127,145	84,913	170,650	53,000
Pounds of non-California avocados sold	218,244	174,995	156,973	123,700	162,950
Pounds of processed avocados products sold	21,636	17,341	18,811	21,651	21,259

(1)	In July 2013, we entered into with certain noncontrolling members an Amended and Restated Limited Liability Company Agreement of FreshRealm. As of October 31, 2013, planned, principal operations have not commenced. As a result, FreshRealm has no sales or cost of sales. FreshRealm has incurred $1.9 million of expenses related to its development as of October 31, 2013, which are included in selling, general and administrative expenses. See Note 17 in our consolidated financial statements for further information.
(2)	In October 2012, we entered into a sale agreement with SRD, pursuant to which the Company has agreed to sell to SRD all of our interest, representing one-half ownership, in Maui Fresh for $2.6 million. This transaction resulted in a gain on sale of approximately $0.5 million.
(3)	Operating results for fiscal 2013, 2012 and 2011 and balance sheet data as of end of those respective periods include the acquisition of RFG from the date of acquisition of June 1, 2011. For fiscal year 2013, RFG net sales, gross margins, and net income before taxes were $191.5 million, $15.5 million and $6.8 million. For fiscal year 2012, RFG net sales, gross margins, and net income before taxes were $154.1 million, $12.4 million and $4.5 million. For fiscal year 2011, RFG net sales, gross margins, and net income before taxes were $56.7 million, $4.3 million and $1.2 million. We have paid the Sellers $14.2 million in cash, net of adjustments based on RFG’s financial condition at closing. See Note 16 to our consolidated financial statements for further information.
(4)	Operating results for fiscal 2013, 2012, 2011 and 2010 include the acquisitions of CSL from the date of acquisition of February 8, 2010. For fiscal year 2013, CSL’s net sales and gross losses were $1.6 million and $1.0 million. Net loss was $0.7 million. For fiscal year 2012, CSL’s net sales and gross losses were $2.1 million and $0.5 million. Net loss was not significant. For fiscal year 2011, CSL’s net sales and gross losses were $1.8 million and $0.3 million. Net loss was not significant. For fiscal year 2010, CSL’s net sales and gross losses were $0.8 million and $0.4 million. Net loss was not significant.
(5)	For fiscal year 2011, we made a $3.0 million infrastructure advance to Agricola Belher. For fiscal year 2013, 2012 and 2010, we did not make an infrastructure advance to Agricola Belher. For fiscal 2012, the 2012 payment was not made and both parties agreed to defer the payment until 2013. We collected $1.7 million, $1.2 million and $1.8 million in fiscal years 2013, 2011 and 2010 related to infrastructure advances.

(6)	On April 10, 2013, we repurchased 165,000 shares of our common stock from Limoneira for cash consideration of $4.8 million at a purchase price of $29.02 per share, the closing price on April 10, 2013. These shares were cancelled and returned to authorized, but unissued, status.
(7)	In October 2013, we contributed $1.0 million to the purchase of 60 hectares of property in Jalisco, Mexico, for the development of facilities to grow tomatoes. In the first quarter of 2014, we expect to enter into a joint venture agreement with Agricola Belher (Belher) for the purpose of selling and distributing tomatoes. Such joint venture is expected to operate under the name of Agricola Don Memo. Belher and Calavo are expected to have an equal one-half ownership interests in Agricola Don Memo, but Belher will ultimately have overall management responsibility for the operations of Agricola Don Memo. The contribution of $1.0 million has been recorded as an investment in unconsolidated entities on our consolidated financial statements.

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

Overview

We are a leader in the distribution of avocados, prepared avocado products, and other perishable food products throughout the United States. Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our various operating facilities, we sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas. Additionally, we also produce salsa and prepare ready-to-eat produce and deli products. We report our operations in three different business segments: (1) Fresh products, (2) Calavo Foods and (3) RFG. See Note 11 to our consolidated financial statements for further discussion.

Our Fresh products business grades, sizes, packs, cools, and ripens (if desired) avocados for delivery to our customers. We presently operate two packinghouses and three operating and distributing facilities that handle avocados across the United States. These packinghouses handled approximately 30% of the California avocado crop during the 2013 fiscal year, based on data obtained from the California Avocado Commission. Our operating results and the returns we pay our growers are highly dependent on the volume of avocados delivered to our packinghouses, as a significant portion of our costs is fixed. Our strategy calls for continued efforts to retain and recruit growers that meet our business model. Additionally, our Fresh products business also procures avocados grown in Chile and Mexico, as well as other various commodities, including tomatoes, papayas, and pineapples. We operate a packinghouse in Mexico that, together with certain co-packers that we frequently purchase fruit from, handled approximately 20% of the Mexican avocado crop bound for the United States market and approximately 5% of the avocados exported from Mexico to countries other than the United States during the 2012-2013 Mexican season, based on our estimates. Our strategy is to increase our market share of currently sourced avocados to all accepted marketplaces. We believe our diversified avocado sources provides a level of supply stability that may, over time, help solidify the demand for avocados among consumers in the United States and elsewhere in the world. We believe our efforts in distributing our other various commodities, such as those shown above, complement our offerings of avocados. From time to time, we continue to explore distribution of other crops that provide reasonable returns to the business.

Our Calavo Foods business procures avocados, processes avocados into a wide variety of guacamole products, and distributes the processed product to our customers. All of our prepared avocado products shipped to North America are “cold pasteurized” and include both frozen and fresh guacamole. Due to the long shelf-life of our frozen guacamole and the purity of our fresh guacamole, we believe that we are well positioned to address the diverse taste and needs of today’s customers. Additionally, we also prepare various fresh salsa products. Customers include both food service industry and retail businesses. We continue to seek to expand our relationships with major food service companies and develop alliances that will allow our products to reach a larger percentage of the marketplace.

Net sales of frozen products represented approximately 54% and 50% of total processed segment sales for the years ended October 31, 2013 and 2012. Net sales of our ultra high pressure products represented approximately 46% and 50% of total processed segment sales for the years ended October 31, 2013 and 2012.

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

The operating results of all of our businesses have been, and will continue to be, affected by quarterly and annual fluctuations and market downturns due to a number of factors, such as pests and disease, weather patterns, changes in demand by consumers, the timing of the receipt, reduction, or cancellation of significant customer orders, the gain or loss of significant customers, market acceptance of our products, our ability to develop, introduce, and market new products on a timely basis, availability and cost of avocados and supplies from growers and vendors, new product introductions by our competitors, change in the mix of avocados and Calavo Foods and RFG products we sell, and general economic conditions. We believe, however, that we are currently positioned to address these risks and deliver favorable operating results for the foreseeable future.

Recent Developments

Dividend Payment

On December 12, 2013, we paid a $0.70 per share dividend in the aggregate amount of $11.0 million to shareholders of record on November 29, 2013.

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

Pursuant to this Agreement, FreshRealm issued approximately 1.3 million units, with Calavo owning 71.5% of FreshRealm for a capital contribution of $0.9 million. The noncontrolling members, representing the remaining 28.5% ownership, contributed either cash (totaling approximately $0.1 million) or a full-recourse promissory note payable to Calavo (totaling approximately $0.3 million) in exchange for their units. The percentage interest of each member may be subject to pro rata adjustments through October 31, 2013 based on participation of the anticipated initial member group. Each full-recourse promissory note described above will be due and payable in full on May 1, 2016, with interest at 4% per annum, to be due on May 1, 2016. If, prior to May 1, 2016, FreshRealm terminates an employee’s employment for cause, as defined, or the employee terminates his employment other than (A) for good reason, as defined, or (B) as a result of the employee’s death or disability, notwithstanding whether prior to such date the employee repaid his note in full, then all of the employee’s units will be transferred to Calavo.

Members have limited voting rights. In any matters presented to the members for approval, each member will have one vote for each unit held by such member. For situations for which the approval of the members is required, the members shall act by majority vote.

Members may make loans to FreshRealm with the consent of the board of directors of FreshRealm (the “FR Board”). The Board of Calavo Growers approved loans of up to $3,000,000 from Calavo to FreshRealm under the Line of Credit and Security Agreement between Calavo and FreshRealm.

Subject to certain limitations, the FR Board has the sole discretion regarding the amounts and timing of distributions to members. After making tax distributions required for a given fiscal year, all distributions will be made to the members pro rata, pari passu in accordance with their respective percentage interests, except FreshRealm will first apply distributions (other than tax distributions) to each member who is an employee against such member’s promissory note until the promissory note is paid in full.

FreshRealm’s losses and income that are determined for accounting purposes will also be allocated for each fiscal year, including for the full 2013 fiscal year, to the members in accordance with the allocation principles for net loss and net income. As a result, a $0.6 million loss has been allocated to the noncontrolling members as of October 31, 2013. See additional discussion below.

FreshRealm started operating as a development stage company in the second quarter of 2013. As of October 31, 2013, planned, principal operations have not commenced. As a result, FreshRealm has no sales or cost of sales. When principal operations commence, FreshRealm is expected to become our fourth segment. FreshRealm has incurred $1.9 million of expenses related to its development as of October 31, 2013, which are included in selling, general and administrative expenses. Of the $1.9 million in selling, general and administrative expenses, $1.3 million has been attributed to Calavo and a $0.6 million loss has been attributed to the noncontrolling members. We record the noncontrolling interest outside of permanent equity to highlight the potential future cash receivable related to this entity.

Amendment No.1 to RFG Acquisition Agreement

Effective July 31, 2013, Calavo, RFG and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust (collectively, the “Sellers”) entered into Amendment No. 1 of the Agreement and Plan of Merger (the “Amendment”).

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

During our fourth fiscal quarter, RFG attained the Stage 2 Maximum Earn-Out Trigger. As such, pursuant to this amendment, we filed the Registration Statement and issued 172,117 shares of common stock, valued at $29.05, to the Sellers in October 2013. From October 2013 to November 2013, the Sellers sold all 172,117 shares for $5.0 million.

Amendment No.2 to RFG Acquisition Agreement

Effective October 1, 2013, Calavo, RFG and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust (collectively, the “Sellers”) entered into Amendment No. 2 of the Agreement and Plan of Merger (the “Second Amendment”).

Calavo, RFG and the Sellers are parties to an Agreement and Plan of Merger dated as of May 25, 2011, as amended by Amendment No. 1 thereto, dated July 31, 2013 (as so amended the “Merger Agreement”), pursuant to which, among other things, Calavo acquired RFG from the Sellers and Calavo agreed to make Earn-Out Payments to the Sellers upon the satisfaction of certain performance requirements specified in the Merger Agreement.

The Merger Agreement provides that, upon the attainment of the Stage 3 Maximum Earn-Out Trigger or the Stage 3 Scale Earn-Out Trigger, as applicable, Calavo shall be obligated to make a Stage 3 Earn-Out Payment to the Sellers consisting of either the Stage 3 Maximum Earn-Out Consideration or the Stage 3 Scale Earn-Out Consideration, each of which shall consist of a specified amount of cash and a specified number of Merger Shares.

Pursuant to the Second Amendment, Calavo, RFG and the Sellers amended the Merger Agreement to provide, among other things, that: (1) with respect to the portion of the Stage 3 Maximum Earn-Out Consideration or the Stage 3 Scale Earn-Out Consideration, as applicable, that is currently required by the Merger Agreement to be paid in cash to the Sellers, Calavo shall have the right to elect to pay all or a portion of such cash amount by delivery of additional Merger Shares to the RFG Nominee Trust (the “Trust”), for the benefit of the Sellers; (2) the Sellers shall receive specified price protection from Calavo with respect to the Trust’s sale of shares of Common Stock on the Nasdaq Stock Market, up to the total number of shares of Common Stock issued to the Trust pursuant to this Second Amendment; and (3) Calavo shall file with the SEC a Registration Statement on Form S-3 covering the Trust’s resale on the Nasdaq Stock Market of any additional Merger Shares issued pursuant to the Second Amendment for sales that occur during the period specified in this Second Amendment. Any additional Merger Shares issued by Calavo in lieu of cash payments to the Sellers will be valued for this purpose at the closing price of Calavo Common Stock as reported on the Nasdaq Stock Market at the time of issuance.

Investment in Unconsolidated Entity

In October 2013, we contributed $1.0 million to the purchase of 60 hectares of property in Jalisco, Mexico, for the development of facilities to grow tomatoes. In the first quarter of 2014, we expect to enter into a joint venture agreement with Agricola Belher (Belher). Such joint venture is expected to operate under the name of Agricola Don Memo. Belher and Calavo are expected to have equal one-half ownership interests in Agricola Don Memo, but Belher will ultimately have overall management responsibility for the operations of Agricola Don Memo. The contribution of $1.0 million has been recorded as an investment in unconsolidated entities on our consolidated financial statements.

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

Promotional allowances. We provide for promotional allowances at the time of sale, based on our historical experience. Our estimates are generally based on evaluating the relationship between promotional allowances and gross sales. The derived percentage is then applied to the current period’s sales revenues in order to arrive at the appropriate debit to sales allowances for the period. The offsetting credit is made to accrued liabilities. When certain amounts of specific customer accounts are subsequently identified as promotional, they are written off against this allowance. Actual amounts may differ from these estimates and such differences are recognized as an adjustment to net sales in the period they are identified. A 1% change in the derived percentage for the entire year would impact results of operations by approximately $0.6 million.

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

Goodwill and acquired intangible assets. Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We performed our annual assessment of goodwill and determined that no impairment existed as of October 31, 2013.

Contingent consideration: Each period, we revalue our contingent consideration obligations to their fair value and record increases or decreases in the fair value into selling, general and administrative expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in the assumed timing and amount of revenue and expense estimates, changes in the probability of payment scenarios, as well as changes in capital market conditions, which impact the discount rate used in the fair valuation. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given period. We have amended our acquisition agreement with RFG in regards to the cash payment portion of the Stage II & III earnouts. We no longer will pay cash, but rather in the form of shares of our common stock. We recorded revalue adjustments of $1.8 million in fiscal 2013 and the entire liability of $4.2 million has been reclassified to additional paid in capital. Total net decrease to the contingent considerations in fiscal year 2012 totaled $0.4 million. See Note 16 to our consolidated financial statements for further information.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of income, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Gross margins	8.7%	11.0%	8.2%
Selling, general and administrative	5.1%	6.0%	4.7%
Operating income	3.6%	5.0%	3.5%
Interest income	0.0%	0.0%	0.0%
Interest expense	(0.2)%	(0.2)%	(0.2)%
Other income, net	0.1%	0.2%	0.0%
Net income	2.4%	3.1%	2.1%

Net Sales

We believe that the fundamentals for our products continue to be favorable. Firstly, Americans continue to eat more avocados. United States (U.S.) avocado demand continues to grow, with per capita use in 2011/12 reaching 5.0 pounds per person, up 25 percent from the previous year, and approximately double the estimate of a decade ago. We believe that the healthy eating trend that has been developing in the United States contributes to such growth, as avocados, which are cholesterol and sodium free, are dense in fiber, vitamin B6, antioxidants, potassium, folate, and contain unsaturated fat, which help lower cholesterol. Also, a growing number of research studies seem to suggest that phytonutrients, which avocados are rich in, help fight chronic illnesses, such as heart disease and cancer.

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

We anticipate avocado products will further penetrate the United States marketplace driven by year-round availability of fresh avocados due to imports, a rapidly growing Hispanic population, and the promotion of the health benefits of avocados. As the largest marketer of avocado products in the United States, we believe that we are well positioned to leverage this trend and to grow our Fresh products and Calavo Foods segments of our business. Additionally, we also believe that avocados and avocado based products will further penetrate other marketplaces that we currently operate in, as interest in avocados continues to expand.

In October 2002, the USDA announced the creation of a Hass Avocado Board to promote the sale of Hass variety avocados in the U.S. marketplace. This board provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace. The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales. We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our avocado businesses. During fiscal 2013, 2012 and 2011, on behalf of avocado growers, we remitted approximately $2.0 million, $0.9 million and $1.8 million to the California Avocado Commission. During fiscal 2013, 2012 and 2011, we remitted approximately $8.0 million, $5.7 million and $4.8 million to the Hass Avocado Board related to avocados.

We also believe that our diversified fresh products, primarily tomatoes, papayas and pineapples, are positioned for future growth and expansion.

The tomato is the fourth most popular fresh-market vegetable behind potatoes, lettuce, and onions in the United States. Although stabilizing in the first decade of the 2000s, annual average fresh-market tomato consumption remains well above that of the previous decade. Over the past few decades, per capita use of tomatoes has been on the rise due to the enduring popularity of salads, salad bars, and bacon-lettuce-tomato and submarine sandwiches. Perhaps of greater importance has been the introduction of improved and new tomato varieties, heightened consumer interest in a wider range of tomatoes, a surge of new immigrants who eat vegetable-intensive diets, and expanding national emphasis on health and nutrition.

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

Additionally, through the acquisition of RFG, we substantially expanded and accelerated the Company’s presence in the fast-growing refrigerated fresh packaged foods category through an array of retail product lines for produce, deli, meat and food service departments. RFG products range from fresh-cut fruit, ready-to-eat vegetables and deli meat products. RFG sells under the popular labels of Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials to a wide range of customers.

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

The following tables set forth sales by product category and sales incentives, by segment (dollars in thousands):

	Year ended October 31, 2013				Year ended October 31, 2012
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$407,678	$—	$—	$407,678	$318,556	$—	$—	$318,556
Tomatoes	22,623	—	—	22,623	11,404	—	—	11,404
Papayas	13,077	—	—	13,077	12,753	—	—	12,753
Pineapples	5,739	—	—	5,739	6,840	—	—	6,840
Other fresh products	601	—	—	601	1,788	—	—	1,788
Food service	—	43,616	—	43,616	—	36,289	—	36,289
Retail and club	—	18,789	195,376	214,165	—	19,758	157,333	177,091

Total gross sales	449,718	62,405	195,376	707,499	351,341	56,047	157,333	564,721
Less sales incentives	(1,349)	(10,791)	(3,908)	(16,048)	(759)	(9,623)	(3,220)	(13,602)

Net sales	$448,369	$51,614	$191,468	$691,451	$350,582	$46,424	$154,113	$551,119

	Year ended October 31, 2012				Year ended October 31, 2011
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG (1)	Total
Third-party sales:
Avocados	$318,556	$—	$—	$318,556	$376,980	$—	$—	$376,980
Tomatoes	11,404	—	—	11,404	23,903	—	—	23,903
Papayas	12,753	—	—	12,753	13,245	—	—	13,245
Pineapples	6,840	—	—	6,840	4,278	—	—	4,278
Other fresh products	1,788	—	—	1,788	3,276	—	—	3,276
Food service	—	36,289	—	36,289	—	37,431	—	37,431
Retail and club	—	19,758	157,333	177,091	—	17,204	58,020	75,224

Total gross sales	351,341	56,047	157,333	564,721	421,682	54,635	58,020	534,337
Less sales incentives	(759)	(9,623)	(3,220)	(13,602)	(1,024)	(9,484)	(1,300)	(11,808)

Net sales	$350,582	$46,424	$154,113	$551,119	$420,658	$45,151	$56,720	$522,529

(1)	As the acquisition for RFG was completed on June 1, 2011, only five months are included in prior year ended October 31, 2011.

Net sales to third parties by segment exclude inter-segment sales and cost of sales. For fiscal years 2013, 2012, and 2011, inter-segment sales and cost of sales for Fresh products totaling $29.9 million, $22.2 million and $15.8 million were eliminated. For fiscal years 2013, 2012, and 2011, inter-segment sales and cost of sales for Calavo Foods totaling $14.3 million, $11.6 million, and $11.2 million were eliminated.

The following table summarizes our net sales by business segment:

	2013	Change	2012	Change	2011
	(Dollars in thousands)
Net sales:
Fresh products	$448,369	27.9%	$350,582	(16.7%)	$420,658
Calavo Foods	51,614	11.2%	46,424	2.8%	45,151
RFG	191,468	24.2%	154,113	171.7%	56,720

Total net sales	$691,451	25.5%	$551,119	5.5%	$522,529

As a percentage of net sales:
Fresh products	64.8%		63.6%		80.5%
Calavo Foods	7.5%		8.4%		8.6%
RFG	27.7%		28.0%		10.9%

	100.0%		100.0%		100.0%

Net sales for the year ended October 31, 2013, compared to 2012, increased by $140.3 million, or 25.5%. The increases in sales, when compared to the same corresponding prior year periods, are related to increases in sales from all segments. We experienced increases in Fresh product sales during fiscal year 2013, which was due primarily to increased sales of Mexican and California sourced avocados, as well as tomatoes. Partially offsetting these increases in Fresh product sales, however, was a decrease in sales of Chilean sourced avocados. We also experienced increases in RFG sales during fiscal year 2013, which was due primarily to increased sales from cut fruit and vegetables platters, as well as increases in sales of deli products. Lastly, Calavo Foods had an increase in sales primarily related to an increase in units sold of our prepared guacamole products. While the procurement of fresh avocados related to our Fresh products segment is very seasonal, our Calavo Foods and RFG segments are generally not subject to a seasonal effect. See detailed explanations below.

Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Fiscal 2013 vs. Fiscal 2012:

Net sales delivered by the Fresh products business increased by approximately $97.8 million, or 27.9%, for the year ended October 31, 2013, when compared to fiscal 2012. As discussed above, this increase in Fresh product sales during fiscal year 2013 was primarily related to increased sales of Mexican and California sourced avocados, as well as tomatoes. Partially offsetting these increases in Fresh product sales, however, was a decrease in sales of Chilean sourced avocados. See details below.

Sales of Mexican sourced avocados increased $52.9 million, or 29.1%, for the year ended October 31, 2013, when compared to the same prior year period. The increase in Mexican sourced avocados was primarily due to an increase in pounds sold. Mexican sourced avocados sales reflect an increase in 50.3 million pounds of avocados sold, or 30.0%, when compared to the same prior year period. We attribute much of this increase in volume to the larger Mexican avocado crop in the current year, as well as current initiatives to expand our customer base and market share. Partially offsetting this increase, however, was the decrease in the sales price per carton, which decreased by approximately 0.7%. We attribute this decrease primarily to a higher overall volume of avocados in the marketplace, as well as the aforementioned change in strategy to increase avocado market share.

Sales of California sourced avocados increased $42.7 million, or 33.0%, for the year ended October 31, 2013, when compared to the same prior year period. The increase in California sourced avocados was primarily due to an increase in the sales price per carton and an increase in pounds sold. California sourced avocados experienced an increase in the sales price per carton of approximately 19.6%. We attribute this increase primarily to a higher overall demand of avocados in the marketplace. Additionally there was an increase in pounds sold, which increased 14.3 million pounds, or 11.2%, when compared to the same prior year period. We attribute much of this increase in volume to the larger California avocado crop in the current year.

Sales of tomatoes increased $11.2 million, or 98.4%, for the year ended October 31, 2013, when compared to the same period for fiscal 2012. The increase in sales for tomatoes is primarily due to a combination of an increase in the number of cartons sold and an increase in the sales price per carton. Warmer than expected weather was experienced in both Florida and Mexico growing areas which delayed the start of the respective harvests and reduced the number of units available in prior year. We attribute some of this increase in the per carton selling price to the lower volume of quality tomatoes in the U.S. marketplace.

Partially offsetting the increases described in the paragraphs above was a decrease in sales of Chilean sourced avocados, which decreased $5.7 million, or 95.9%, for the year ended October 31, 2013, when compared to the same period for fiscal 2012. The decrease in Chilean sourced avocados was due to a decrease in pounds sold. Chilean sourced avocados sales reflect a decrease in 5.4 million pounds of avocados sold, when compared to the same prior year period. This decrease in sales is due to the high availability of other avocado sources, and an increased focus on Mexican and California sourced avocados for the year ended October 31, 2013.

We anticipate that sales volume of California grown avocados will decrease in fiscal 2014, due to a smaller expected California avocado crop. We anticipate that sales of Mexican grown avocados will increase in fiscal 2014, when compared to the same prior year period, due to higher expected sales prices. We expect higher sales prices due to less expected avocado volume in the market, and expected higher demand. In addition, we anticipate that sales volume of tomatoes, pineapples, and papayas will increase in fiscal 2014.

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

Sales of Mexican sourced avocados decreased $36.5 million, or 16.8%, for the year ended October 31, 2012, when compared to the same prior year period. The decrease in Mexican sourced avocados was primarily due to a decrease in the sales price per carton, which decreased by approximately 25.8%, when compared to the same prior year period. We attribute this decrease primarily to a higher overall volume of avocados in the marketplace. Partially offsetting this decrease, was an increase in pounds sold of 18.2 million pounds or 12.1%, when compared to the same prior year period. Mexican grown avocados are primarily sold in the U.S., Japanese, and European marketplace.

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

Calavo Foods

Fiscal 2013 vs. Fiscal 2012:

Sales for Calavo Foods for the year ended October 31, 2013, when compared to the same period for fiscal 2012, increased $5.2 million, or 11.2%. This increase is due to an increase in sales of prepared guacamole products which increased approximately $6.0 million, or 13.9%, for the year ended October 31, 2013, when compared to the same prior year period. The increase in sales of prepared guacamole was primarily related to an increase in overall pounds sold, which increased 4.3 million pounds, or 24.8%, partially offset by a decrease in the average net selling price per pound for both our frozen guacamole products and our refrigerated guacamole products of approximately 8.0%. The decrease in the average net selling price is primarily related to an increase in sales to high volume but lower margin customers. Partially offsetting this increase is a decrease of sales of Calavo Salsa Lisa products of $0.5 million or 21.8% and tortilla chips of $0.4 million or 32.7%.

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

RFG

Fiscal 2013 vs. Fiscal 2012:

Sales for RFG for the year ended October 31, 2013, when compared to the same prior year period, increased $37.4 million, or 24.2%. This increase is due primarily to increased sales from packaged fresh cut fruit, packaged fresh cut vegetables and fresh prepared and packaged deli style salads, sandwiches and wraps. The overall increase in sales is primarily due to an increase in sales volume. Collectively, cut fruit, cut vegetable, and deli product sales increased 13.8 million units, or 24.0%. We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative packaged fresh food products that we offer.

Fiscal 2012 vs. Fiscal 2011:

Sales for RFG for the year ended October 31, 2012, when compared to the same prior year period, increased $97.4 million, or 171.7%. As the acquisition was completed on June 1, 2011, only five months of sales are included in fiscal year 2011.

Gross Margins

Our cost of sales consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Gross margins decreased by approximately $0.5 million, or 0.9%, for the year ended October 31, 2013, when compared to the same period for fiscal 2012. See details below.

The following table summarizes our gross margins and gross profit percentages by business segment:

	2013	Change	2012	Change	2011
	(Dollars in thousands)
Gross Margins:
Fresh products	$31,193	(9.0)%	$34,295	9.6%	$31,287
Calavo Foods	13,388	(4.4)%	14,002	107.5%	6,748
RFG	15,543	25.7%	12,369	189.5%	4,273

Total gross margins	$60,124	(0.9)%	$60,666	43.4%	$42,308

Gross profit percentages:
Fresh products	7.0%		9.8%		7.4%
Calavo Foods	25.9%		30.2%		14.9%
RFG	8.1%		8.0%		7.5%
Consolidated	8.7%		11.0%		8.1%

Fresh products

Fiscal 2013 vs. Fiscal 2012:

During fiscal 2013, as compared to the same prior year period, the decrease in our Fresh products segment gross margin percentage was primarily the result of higher Mexican sourced avocado fruit costs year-over-year. In addition, the U.S. Dollar to Mexican Peso exchange rate weakened in fiscal year 2013, when compared to the same prior period. We also focused on our current initiatives to expand our customer base and market share. Contributing to the decrease in the gross margin percentage was a decrease in the gross margin percentage for California sourced avocados for fiscal 2013, as compared to the same prior year periods. This decrease was primarily attributed to our current increased focus on initiatives to expand our customer base and market share. The combined effect of these negatively impacted gross margins. Any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products and Calavo Foods segments.

The gross margin and/or gross profit percentage for consignment sales, including certain Chilean avocados and tomatoes, are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers. The gross margin we earn is generally based on a commission agreed to with each party, which usually is a percent of the overall selling price. Although we generally do not take legal title to such avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, our results of operations include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. For fiscal years 2013, we generated gross margins of $2.9 million from consigned sales. This is a $0.5 million increase in gross margin for consigned sales compared to previous year. This increase is due to an increase in tomato sales of 98.4% for fiscal 2013, when compared to the same prior year period. The increase in sales for tomatoes is primarily due to a combination of an increase in the number of cartons sold and an increase in the sales price per carton. Warmer than expected weather was experienced in both Florida and Mexico growing areas which delayed the start of the respective harvests and reduced the number of units available in prior year. We attribute some of this increase in the per carton selling price to the lower volume of quality tomatoes in the U.S. marketplace. Partially offsetting the increase in tomato sales is the decrease in Chilean avocado sales, which decreased $5.7 million, or 95.9%, for the year ended October 31, 2013, when compared to the same period for fiscal 2012. The decrease in Chilean sourced avocados was due to a decrease in pounds sold. Chilean sourced avocados sales reflect a decrease in 5.4 million pounds of avocados sold, when compared to the same prior year period. This decrease in sales is due to the high availability of other avocado sources, and an increased focus on Mexican and California sourced avocados for the year ended October 31, 2013.

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

Calavo Foods

Fiscal 2013 vs. Fiscal 2012:

Gross profit percentages for Calavo Foods for the year ended October 31, 2013, as compared to the same prior year period, decreased primarily as a result of higher fruit and operating costs for our prepared guacamole products. Fruit costs for the year ended October 31, 2013, increased 19.7%, when compared to the same prior year period. We believe these increases in fruit costs are primarily due to an overall higher demand for avocados in the marketplace. In addition, the weakening of the U.S. Dollar compared to the Mexican Peso, year-over-year, increased our per pound costs. All of these combined had the effect of increasing our per pound costs, which, as a result, negatively impacted gross margins. In addition, included in the cost of sales was an impairment of $0.6 million for certain intangible assets related to the Calavo Salsa Lisa reporting unit. This impairment was a result of less than anticipated sales since acquisition and was calculated via a forecast projection analysis, with consultation from a third party consulting firm. We anticipate that the gross margin percentage for our Calavo Foods segment will continue to experience significant fluctuations due to the uncertainty of the cost of fruit that will be used in the production process. In addition, any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Calavo Foods segment.

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

RFG

Fiscal 2013 vs. Fiscal 2012:

Gross profit for RFG for the year ended October 31, 2013, when compared to the same prior year period, increased $3.2 million, or 25.7%. This increase is due primarily to increased sales from packaged fresh cut fruit, packaged fresh cut vegetables and fresh prepared and packaged deli style salads, sandwiches and wraps. The overall increase in sales is primarily due to an increase in sales volume. Collectively, cut fruit, cut vegetable, and deli product sales increased 13.8 million units, or 24.0%. We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative packaged fresh food products that we offer.

Fiscal 2012 vs. Fiscal 2011:

Gross profit for RFG for the year ended October 31, 2012, when compared to the same prior year period, increased $8.1 million, or 189.5%. As the acquisition was completed on June 1, 2011, only five months of sales are included in fiscal year 2011.

Selling, General and Administrative

	2013	Change	2012	Change	2011
	(Dollars in thousands)
Selling, general and administrative	$35,018	5.7%	$33,128	38.2%	$23,976
Percentage of net sales	5.1%		6.0%		4.6%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $1.9 million, or 5.7%, for the year ended October 31, 2013, when compared to the same prior year period. This increase was primarily due to the start-up operations of FreshRealm (totaling approximately $1.9 million, see Note 17), as well as higher corporate costs, including, but not limited to, an increase in the revalue adjustments on contingent consideration related to the acquisition of RFG compared to prior year (totaling approximately $1.2 million, see Note 16), salaries (totaling approximately $0.7 million), accounting fees (totaling approximately $0.2 million), and legal fees (totaling approximately $0.2 million), partially offset by decreases in management bonuses (totaling approximately $2.2 million), consulting fees (totaling approximately $0.1 million), data processing (totaling approximately $0.1 million) and a decrease in the revalue adjustments on contingent consideration related to the acquisition of Calavo Salsa Lisa compared to prior year (totaling approximately $0.1 million).

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

Interest Income

	2013	Change	2012	Change	2011
	(Dollars in thousands)
Interest income	$255	11.4%	$229	19.9%	$191
Percentage of net sales	0.0%		0.0%		0.0%

Interest income was primarily generated from our loans to growers. The increase in interest income in fiscal 2013 as compared to 2012 is due to the borrowings by California avocado growers increasing in the current year compared to the prior year.

The increase in interest income in fiscal 2012 as compared to 2011 is due to higher principal balances for infrastructure advances to Agricola Belher. Infrastructure repayments from Agricola Belher were deferred to 2013.

Interest Expense

	2013	Change	2012	Change	2011
	(Dollars in thousands)
Interest expense	$1,098	(4.7)%	$1,152	13.4%	$1,016
Percentage of net sales	(0.2%)		(0.2%)		(0.2%)

Interest expense is primarily generated from our line of credit borrowings, as well as our term loan agreements with Farm Credit West, PCA (FCW) and Bank of America, N.A. (BoA). For fiscal 2013, as compared to fiscal 2012, the decrease in interest expense was primarily related to a lower average outstanding balance on our non-collateralized, revolving credit facilities with FCW and BoA.

For fiscal 2012, as compared to fiscal 2011, the increase in interest expense was primarily related to a higher average outstanding balance under our term loan agreements and our non-collateralized, revolving credit facilities with FCW and BoA.

Other Income, Net

	2013	Change	2012	Change	2011
	(Dollars in thousands)
Other income, net	$448	(49.5)%	$887	533.6%	$140
Percentage of net sales	0.1%		0.2%		0.0%

Other income, net includes dividend income, as well as certain other transactions that are outside of the normal course of operations. The decrease in fiscal year 2013, compared to 2012 is due the sale to San Rafael of all our interest, representing one-half ownership, in Maui Fresh International in prior year. This transaction resulted in a prior year gain on sale of approximately $0.5 million. During fiscal 2013, we received $0.3 million as dividend income from Limoneira. During fiscal 2012 and 2011, we received $0.2 million as dividend income from Limoneira.

Provision for Income Taxes

	2013	Change	2012	Change	2011
	(Dollars in thousands)
Provision for income taxes	$7,866	(28.8)%	$11,055	52.5%	$7,249
Effective tax rate	32.0%		39.5%		39.8%

The decrease in our provision for income taxes in fiscal 2013, as compared to 2012, is due to the income tax assessment payment of $1.8 million made in 2012, related to the Hacienda’s examination of the tax year ended December 31, 2004 (see below). In addition, we were able to take advantage of additional tax credits through California’s Enterprise Zone Hiring Credit Program (EZC) and an increase in the Section 199 (Domestic Production Activities) deduction in fiscal 2013.

In fiscal year 2012, we received an update from our outside legal counsel regarding the Hacienda’s examination of the tax year ended December 31, 2004. The appellate court, via a second resolution, upheld the lower court’s decision on two outstanding tax assessments from the Hacienda for which we had previously received unfavorable rulings. The income tax assessment amounted to $1.8 million. This had the effect of increasing our effective income tax rate for fiscal 2012. Substantially offsetting the impact of this assessment on our tax provision are tax benefits recognized due to a shift of income between taxing jurisdictions, tax credits received through California’s EZC and an increase in the Section 199 deduction.

The effective income tax rate for fiscal year 2011 is higher than the federal statutory rate principally due to state and foreign taxes.

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2013. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with our audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results. Historically, we receive and sell a substantially smaller volume of California avocados in our first fiscal quarter.

	Three months ended
	Oct. 31, 2013	July 31, 2013	Apr. 30, 2013	Jan. 31, 2013	Oct. 31, 2012	July 31, 2012	Apr. 30, 2012	Jan. 31, 2012
	(in thousands, except per share amounts)
Statement of Operations Data
Net sales	$190,673	$194,943	$166,336	$139,499	$141,552	$153,181	$138,992	$117,394
Cost of sales	173,287	176,865	154,800	126,375	123,696	136,968	124,297	105,492

Gross margin	17,386	18,078	11,536	13,124	17,856	16,213	14,695	11,902
Selling, general and administrative	9,301	8,706	8,190	8,821	10,258	7,758	7,618	7,494

Operating income	8,085	9,372	3,346	4,303	7,598	8,455	7,077	4,408
Other income (expense), net	(215)	(84)	(82)	(114)	494	(127)	158	(61)

Income before provision for income taxes	7,870	9,288	3,264	4,189	8,092	8,328	7,235	4,347
Provision for income taxes	2,124	3,163	1,071	1,508	1,976	2,684	4,700	1,695

Net income	5,746	6,125	2,193	2,681	6,116	5,644	2,535	2,652
Add: Net loss-noncontrolling interest	284	274	20	26	44	21	13	27

Net income-Calavo Growers, Inc	$6,030	$6,399	$2,213	$2,707	$6,160	$5,665	$2,548	$2,679

Basic	$0.40	$0.43	$0.15	$0.18	$0.42	$0.38	$0.17	$0.18
Diluted	$0.40	$0.43	$0.15	$0.18	$0.42	$0.38	$0.17	$0.18
Number of shares used in per share computation:
Basic	15,030	14,848	14,819	14,834	14,795	14,787	14,787	14,772
Diluted	15,038	14,870	14,839	14,854	14,822	14,806	14,802	14,789

Liquidity and Capital Resources

Operating activities for fiscal 2013, 2012 and 2011 provided cash flows of $13.7 million, $21.7 million, and $7.9 million. Fiscal year 2013 operating cash flows reflect our net income of $16.7 million, net noncash charges (depreciation and amortization, income from unconsolidated entities, provision for losses on accounts receivable, interest on deferred compensation, deferred income taxes, revalue adjustment on contingent consideration, impairment on intangible assets and stock compensation expense) of $2.3 million and a net decrease from changes in the non-cash components of our working capital accounts of approximately $5.3 million.

Fiscal year 2013 decreases in operating cash flows, caused by working capital changes, includes an increase in accounts receivable of $16.2 million, an increase in inventory of $5.7 million, an increase in prepaid expenses and other current assets of $3.6 million, and an increase in advances to suppliers of $0.8 million, partially offset by a decrease in income tax receivable of $8.2 million, an increase in payable to growers of $7.7 million, an increase in trade accounts payable and accrued expenses of $5.0 million, and a decrease in other assets of $0.1 million.

The increase in our accounts receivable balance as of October 31, 2013, when compared to October 31, 2012, primarily reflects an increase in sales across all segments in the month of October 2013, as compared to October 2012. The increase in our inventory balance is primarily related to an increase in Mexico avocado inventory on hand at October 31, 2013, as compared to the same prior year period. The increase in prepaid expenses and other current assets is primarily due to an increase in the receivable of Mexican IVA taxes related to the increase of purchases of Mexican avocados as compared to prior year. The increase in advances to suppliers is primarily due to an increase in pre-season advances to our tomato grower Agricola Belher. The increase in payable to our growers primarily reflects an increase in California fruit delivered in the month of October 2013, as compared to the month of October 2012. The increase in our trade accounts payable and accrued expenses is mainly due to an increase in purchases of Mexican avocados from co-packers in the month of October 2013, as compared to October 2012. In addition, this increase is also attributed to an increase in freight accruals due to an overall increase in the volume of Mexican avocados in the month of October 2013, as compared to October 2012.

Cash used in investing activities was $7.7 million, $7.2 million, and $20.9 million for fiscal years 2013, 2012, and 2011. Fiscal year 2013 cash flows used in investing activities include capital expenditures of $6.7 million and an investment of $1.0 million to the new joint venture which is expected to operate under the name of Agricola Don Memo.

Cash used in financing activities was $5.1 million and $10.2 million for fiscal year 2013 and 2012. Cash provided by financing activities was $14.8 million for fiscal year 2011. Cash used during fiscal year 2013 primarily related to the payment of a dividend of $9.6 million, payments on long-term debt obligations of $5.4 million, and the purchase and retirement of Calavo stock of $4.8 million. Partially offsetting these proceeds, however, includes proceeds from our non-collateralized, revolving credit facilities totaling $13.8 million, $0.7 million provided by the exercise of stock options, $0.1 million as a tax benefit of stock option exercises, and $0.1 million proceeds received from the issuance of FreshRealm stock.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of October 31, 2013 and 2012 totaled $8.0 million and $7.1 million. Our working capital at October 31, 2013 was $12.4 million, compared to $9.7 million at October 31, 2012.

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

Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.7% and 1.8% at October 31, 2013 and 2012. Under these credit facilities, we had $34.0 million and $20.2 million outstanding as October 31, 2013 and 2012. These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined). We were in compliance with all such covenants at October 31, 2013.

The following table summarizes contractual obligations pursuant to which we are required to make cash payments. The information is presented as of our fiscal year ended October 31, 2013:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (including interest)	$13,668	$5,611	$7,465	$223	$369
Revolving credit facilities	33,990	33,990	—	—	—
Defined benefit plan	218	37	74	74	33
Operating lease commitments	17,229	3,071	5,597	4,886	3,675

Total	$65,105	$42,709	$13,136	$5,183	$4,077

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

We have amended our acquisition agreement with RFG in regards to the cash payment portion of the Stage II & III earnouts. We no longer will pay cash to settle the amounts, but will settle the earnouts (when met) in shares of our common stock. Pursuant to this amendment, for the Stage II earnout, we filed a Registration Statement and issued 172,117 shares of common stock, valued at $29.05, to the Sellers in October 2013. See Note 16 to our consolidated financial statements for further information.

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

In July 2013, the FASB issued a standard clarify the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists as of the reporting date. This guidance is effective for annual reporting periods beginning after December 15, 2013. The adoption of this amendment will not have a material effect on our financial statements.

In July 2013, the FASB issued a standard permitting the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States Treasury rate and London Interbank Offered Rate (“LIBOR”). In addition, the restriction on using different benchmark rates for similar hedges is removed. The Company is required to adopt these provisions prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of this amendment will not have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2013.

(All amounts in thousands)	Expected maturity date October 31,
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$8,019	$—	$—	$—	$—	$—	$8,019	$8,019
Accounts receivable (1)	55,060	—	—	—	—	—	55,060	55,060
Advances to suppliers (1)	3,213	—	—	—	—	—	3,213	3,213

Liabilities
Payable to growers (1)	$14,490	$—	$—	$—	$—	$—	$14,490	$14,490
Accounts payable (1)	11,699	—	—	—	—	—	11,699	11,699
Current borrowings pursuant to credit facilities (1)	33,990	—	—	—	—	—	33,990	33,990
Fixed-rate long-term obligations (2)	5,258	5,105	2,132	109	92	354	13,050	13,251

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.
(2)	Fixed-rate long-term obligations bear interest rates ranging from 1.7% to 5.7% with a weighted-average interest rate of 2.9%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $238,000.

Except as disclosed with the acquisition of Calavo Salsa Lisa and RFG (and related amendments), we were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. We do not anticipate using derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates during fiscal 2014. Total foreign currency losses for fiscal 2013, net of gains, was $0.4 million. Total foreign currency gains for fiscal 2012, net of losses was $0.1 million. Total foreign currency losses for fiscal 2011, net of gains, was less than $0.1 million.

Item 8. Financial Statements and Supplementary Data

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$8,019	$7,103
Accounts receivable, net of allowances of $1,697 (2013) and $3,221 (2012)	55,060	38,870
Inventories, net	28,673	22,948
Prepaid expenses and other current assets	10,757	7,190
Advances to suppliers	3,213	2,369
Income taxes receivable	2,013	2,762
Deferred income taxes	1,995	2,222

Total current assets	109,730	83,464
Property, plant, and equipment, net	52,649	50,562
Investment in Limoneira Company	45,531	38,841
Investment in unconsolidated entities	1,420	520
Goodwill	18,262	18,262
Other assets	12,347	16,242

	$239,939	$207,891

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$14,490	$8,475
Trade accounts payable	11,699	7,898
Accrued expenses	20,939	22,237
Short-term borrowings	33,990	20,170
Dividend payable	11,004	9,612
Current portion of long-term obligations	5,258	5,416

Total current liabilities	97,380	73,808
Long-term liabilities:
Long-term obligations, less current portion	7,792	13,039
Deferred income taxes	6,194	10,665

Total long-term liabilities	13,986	23,704
Commitments and contingencies
Noncontrolling interest, Calavo Salsa Lisa	121	357
Shareholders’ equity:
Common stock ($0.001 par value, 100,000 shares authorized; 15,720 and 14,824 shares outstanding at October 31, 2013 and 2012)	15	14
Additional paid-in capital	59,376	51,276
Accumulated other comprehensive income	13,414	9,390
Noncontrolling interest, FreshRealm	(6)	—
Retained earnings	55,653	49,342

Total shareholders’ equity	128,452	110,022

	$239,939	$207,891

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended October 31,
	2013	2012	2011
Net sales	$691,451	$551,119	$522,529
Cost of sales	631,327	490,453	480,221

Gross margin	60,124	60,666	42,308
Selling, general and administrative	35,018	33,128	23,976

Operating income	25,106	27,538	18,332
Equity (losses) in earnings from unconsolidated entities	(100)	500	557
Interest income	255	229	191
Interest expense	(1,098)	(1,152)	(1,016)
Other income, net	448	887	140

Income before provision for income taxes	24,611	28,002	18,204
Provision for income taxes	7,866	11,055	7,249

Net income	16,745	16,947	10,955
Add: Net loss attributable to noncontrolling interest	604	105	113

Net income attributable to Calavo Growers, Inc.	$17,349	$17,052	$11,068

Calavo Growers, Inc.’s net income per share:
Basic	$1.17	$1.15	$0.75

Diluted	$1.17	$1.15	$0.75

Number of shares used in per share computation:
Basic	14,856	14,795	14,743

Diluted	14,863	14,808	14,751

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended October 31,
	2013	2012	2011
Net income	$16,745	$16,947	$10,955

Other comprehensive income (loss), before tax:
Unrealized investment gains (losses) arising during period	6,690	8,850	(4,996)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(2,666)	(3,395)	1,972

Other comprehensive income (loss), net of tax	4,024	5,455	(3,024)

Comprehensive income	20,769	22,402	7,931
Add: Net loss attributable to noncontrolling interest	604	105	113

Comprehensive income – Calavo Growers, Inc.	$21,373	$22,507	$8,044

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Income	Noncontrolling Interest, FreshRealm	Total
	Shares	Amount
Balance, October 31, 2010	14,712	14	42,319	6,959	38,965	—	88,257
Exercise of stock options and income tax benefit of $26	15	—	239	—	—	—	239
Stock compensation expense	—	—	188	—	—	—	188
Unrealized loss on Limoneira investment, net	—	—	—	(3,024)	—	—	(3,024)
Acquisition of RFG	43	—	7,183	—	—	—	7,183
Dividend declared to shareholders	—	—	—	—	(8,131)	—	(8,131)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	11,068	—	11,068

Balance, October 31, 2011	14,770	14	49,929	3,935	41,902	—	95,780
Exercise of stock options and income tax benefit of $139	54	—	930	—	—	—	930
Stock compensation expense	—	—	417	—	—	—	417
Restricted stock issued	11	—	—	—	—	—	—
Unrealized gain on Limoneira investment, net	—	—	—	5,455	—	—	5,455
Dividend declared to shareholders	—	—	—	—	(9,612)	—	(9,612)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	17,052	—	17,052

Balance, October 31, 2012	14,835	14	51,276	9,390	49,342	—	110,022
Exercise of stock options and income tax benefit of $59	39	—	801	—	—	—	801
Stock compensation expense	—	—	376	—	—	—	376
Issuance of stock related to RFG Contingent consideration	999	1	—	—	—	—	1
Conversion of cash consideration to stock consideration for RFG acquisition	—	—	11,711	—	—	—	11,711
Retirement of stock purchased from Limoneira	(165)	—	(4,788)	—	—	—	(4,788)
Restricted stock issued	12	—	—	—	—	—	—
Unrealized gain on Limoneira investment, net	—	—	—	4,024	—	—	4,024
Dividend declared to shareholders	—	—	—	—	(11,038)	—	(11,038)
FreshRealm noncontrolling interest contribution	—	—	—	—	—	362	362
Net loss attributable to FreshRealm	—	—	—	—	—	(368)	(368)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	17,349	—	17,349

Balance, October 31, 2013	15,720	$15	$59,376	$13,414	$55,653	$(6)	$128,452

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$16,745	$16,947	$10,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,367	5,909	4,327
Provision for losses on accounts receivable	1	68	64
Income (loss) from unconsolidated entities	100	(501)	(557)
Interest on contingent consideration	146	128	101
Revalue adjustment on contingent consideration	1,571	420	(535)
Stock compensation expense	376	417	188
Loss on disposal of property, plant, and equipment	30	136	139
Gain on sale of Maui Fresh International	—	(519)	—
Intangible assets impairment on Calavo Salsa Lisa	615	87	—
Deferred income taxes	(6,908)	(818)	1,907
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(16,191)	(2,837)	4,270
Inventories, net	(5,725)	(5,161)	(2,137)
Prepaid expenses and other current assets	(3,567)	(639)	1,936
Advances to suppliers	(844)	980	(1,751)
Income taxes receivable	8,158	462	(1,933)
Other assets	135	14	(12)
Payable to growers	7,705	3,394	(4,902)
Trade accounts payable and accrued expenses	5,007	3,236	(4,194)

Net cash provided by operating activities	13,721	21,723	7,866
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(6,746)	(7,749)	(4,826)
Loan to Agricola Belher	—	—	(3,000)
Distribution from unconsolidated entity	—	288	281
Proceeds from sale of Maui Fresh International	—	300	—
Acquisition of Renaissance Food Group, net of cash acquired	—	—	(13,362)
Investment in Agricola Don Memo	(1,000)	—	—

Net cash used in investing activities	(7,746)	(7,161)	(20,907)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(9,646)	(8,123)	(8,100)
Proceeds from revolving credit facility, net	13,820	2,310	9,710
Proceeds from issuance of long-term obligations	—	—	22,135
Payments on long-term obligations	(5,405)	(5,237)	(9,871)
Retirement of stock purchased from Limoneira	(4,788)	—	—
Proceeds from stock option exercises	751	791	213
Proceeds from issuance of FreshRealm stock	79	—	—
Tax benefit of stock option exercises	139	26	664

Net cash provided by (used in) financing activities	(5,050)	(10,233)	14,751

Net increase in cash and cash equivalents	916	4,329	1,710
Cash and cash equivalents, beginning of year	7,103	2,774	1,064

Cash and cash equivalents, end of year	$8,019	$7,103	$2,774

Supplemental Information:
Cash paid during the year for:
Interest	$1,087	$1,146	$985

Income taxes	$5,532	$9,274	$6,313

Noncash Investing and Financing Activities:

Tax receivable increase related to stock option exercise	$59	$139	$26

Conversion of cash consideration to stock consideration for RFG acquisition	$11,711	$—	$—

Declared dividends payable	$11.004	$9,612	$8,123

Notes receivable issued for sale of Maui Fresh International	$—	$2,204	$—

Construction in progress included in trade accounts payable and accrued expenses	$—	$28	$36

Collection for Agricola Belher Infrastructure Advance	$1,690	$—	$1,225

Unrealized holding gains (losses)	$6,690	$8,850	$(4,996)

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

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the business

Business

Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and an expanding provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our various operating facilities, we sort, pack, and/or ripen avocados, tomatoes, pineapples and/or Hawaiian grown papayas. Additionally, we also produce salsa and prepare ready-to-eat produce and deli products. We distribute our products both domestically and internationally and report our operations in three different business segments: Fresh products, Calavo Foods and Renaissance Food Group, LLC (RFG). See Note 17 for a description of our development stage entity, FreshRealm, LLC (FreshRealm), and its planned operations.

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States.

Our consolidated financial statements include the accounts of Calavo Growers, Inc. and our wholly owned subsidiaries, Calavo de Mexico S.A. de C.V., Calavo Foods de Mexico S.A. de C.V., Calavo Inversiones (Chile) Limitada, Maui Fresh International, Inc. (Maui), Hawaiian Sweet, Inc. (HS), Hawaiian Pride, LLC (HP), and RFG. We consolidate our entity Calavo Salsa Lisa, LLC (CSL), in which we have a 65 percent ownership interest. In addition, we consolidate our entity FreshRealm, in which we have a 71.5 percent ownership interest. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid financial instruments purchased with an original maturity date of three months or less to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of non-trade receivables, infrastructure advances and prepaid expenses. Non-trade receivables were $8.3 million and $5.2 million at October 31, 2013 and 2012. Infrastructure advances are discussed below. Prepaid expenses of $1.6 million and $1.2 million at October 31, 2013 and 2012, are primarily for insurance, rent and other items.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a monthly weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs. Costs included in inventory primarily include the following: fruit, picking and hauling, overhead, labor, materials and freight.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are stated at cost and amortized over the lesser of their estimated useful lives or the term of the lease, using the straight-line method. Useful lives are as follows: buildings and improvements—7 to 50 years; leasehold improvements—the lesser of the term of the lease or 7 years; equipment—7 to 25 years; information systems hardware and software – 3 to 15 years. Significant repairs and maintenance that increase the value or extend the useful life of our fixed asset are capitalized. Replaced fixed assets are written off. Ordinary maintenance and repairs are charged to expense.

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

Goodwill and Acquired Intangible Assets

Goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. For fiscal year 2012, we performed our annual assessment of goodwill and determined that an impairment of $0.1 million existed related to the acquisition of CSL. This impairment was a result of less than anticipated sales since acquisition, and a forecast projection analysis with the consultation from a third party consulting firm. The impairment was recorded in cost of goods sold. For fiscal year 2013, we performed our annual assessment of goodwill and noted no impairments as of October 31, 2013.

The following table reconciles by segment goodwill and the impairment losses recognized for the year ended October 31, 2012 and 2013 (in thousands):

	Fresh products	Calavo Foods	RFG	Total
Goodwill, beginning November 1, 2011	$3,997	$87	$14,265	$18,349
Calavo Salsa Lisa Goodwill impairment losses	—	(87)	—	(87)

Goodwill, ending October 31, 2012	3,997	—	14,265	18,262

Calavo Salsa Lisa Goodwill impairment losses	—	—	—	—

Goodwill, October 31, 2013	$3,997	$—	$14,265	$18,262

Long-lived Assets

Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. For fiscal year 2013, we performed our annual assessment of long-lived assets and determined that an impairment of $0.6 million existed related to the trade name and trade secrets/recipes of CSL. This impairment was a result of less than anticipated sales since acquisition and was calculated via a forecast projection analysis, with consultation from a third party consulting firm.

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

In October 2013, we contributed $1.0 million for the purchase of 60 hectares of property in Jalisco, Mexico. The property will be used, for the development of facilities to grow tomatoes. We expect in the first quarter of 2014 to enter into a joint venture agreement with our tomato grower Agricola Belher (Belher). Such joint venture is expected to operate under the name of Agricola Don Memo. Belher and Calavo will each have an equal one-half ownership interest in Agricola Don Memo, but Belher will have overall management responsibility for the operations of Agricola Don Memo. The contribution of $1.0 million has been recorded as an investment in unconsolidated entities on our consolidated financial statements.

Marketable Securities

Our marketable securities consist of our investment in Limoneira Company (Limoneira) stock. We currently own approximately 12% of Limoneira’s outstanding common stock. These securities are carried at fair value as determined from quoted market prices. The estimated fair value, cost, and gross unrealized gain related to such investment was $45.5 million, $23.5 million and $22.0 million as of October 31, 2013. The estimated fair value, cost, and gross unrealized gain related to such investment was $38.8 million, $23.5 million and $15.3 million as of October 31, 2012.

Advances to Suppliers

We advance funds to third-party growers primarily in Chile and Mexico for various farming needs. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. We continuously evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance. No such allowance was required at October 31, 2013, nor October 31, 2012.

Pursuant to our distribution agreement, which was amended in fiscal 2011, with Agricola Belher (Belher) of Mexico, a producer of fresh vegetables, primarily tomatoes, for export to the U.S. market, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our company, primarily our Arizona facility. In exchange, we agreed to sell and distribute such tomatoes, make advances to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. Pursuant to such amended agreement with Belher, we advanced Belher a total of $3.0 million, up from $2.0 million in the original agreement, during fiscal 2011. Additionally, the amended agreement calls for us to continue to advance $3.0 million per annum for operating purposes through 2019. These advances will be collected through settlements by the end of each year. As of October 31, 2013 and 2012, we have total advances of $3.0 million and $2.1 million to Belher pursuant to this agreement, which is recorded in advances to suppliers.

Infrastructure Advances

Pursuant to our infrastructure agreement, we make advances to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned/controlled by Belher, as well as packing line equipment. Advances incur interest at 4.7% at October 31, 2013 and 2012. Pursuant to the revised/amended agreement discussed above, we advanced Belher $3.0 million during fiscal 2011, which was used to build 47 hectares (approximately 116 acres) of shade-cloth/green house construction. As of October 31, 2013 and 2012, we have advanced a total of $2.5 million ($0.8 million included in prepaid expenses and other current assets and $1.7 million included in other long-term assets). Belher is to annually repay these advances in no less than 20% increments through July 2016. Interest is to be paid monthly or annually, as defined. Belher may prepay, without penalty, all or any portion of the advances at any time. Based on an unusually poor tomato season, Belher did not make a payment in fiscal 2012 pursuant to such agreement. Both parties agreed to defer such payment until 2013 and such payment was made as expected. In order to secure their obligations pursuant to both agreements discussed above, Belher granted us a first-priority security interest in certain assets, including cash, inventory and fixed assets, as defined.

Accrued Expenses

Included in accrued expenses at October 31, 2013 and 2012 are liabilities related to the receipt of goods and/or services for which an invoice has not yet been received. These totaled approximately $3.7 million and $3.1 million, respectively.

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

Consignment Arrangements

We frequently enter into consignment arrangements with avocado, pineapple and tomato growers and packers located outside of the United States and growers of certain perishable products in the United States. Although we generally do not take legal title to these avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. Amounts recorded for each of the fiscal years ended October 31, 2013, 2012 and 2011 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2013	2012	2011
Sales	$30,620	$28,297	$38,327
Cost of Sales	27,679	25,893	34,859

Gross Margin	$2,941	$2,404	$3,468

Advertising Expense

Advertising costs are expensed when incurred. Such costs were approximately $0.1 million, $0.2 million, and $0.1 million for fiscal years 2013, 2012, and 2011.

Research and Development

Research and development costs are expensed as incurred and are generally included as a component of selling, general and administrative expense. FreshRealm, a development stage company, comprises the majority of our research and development costs. Total research and development costs for fiscal years 2013 were approximately $1.5 million. Total research and development costs for fiscal years 2012, and 2011 were less than $0.1 million.

Other Income, Net

Included in other income, net is dividend income totaling $0.4 million, $0.4 million and $0.3 million for fiscal years 2013, 2012, and 2011. See Note 9 for related party disclosure related to other income.

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

Basic and Diluted Net Income per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock options. The basic weighted-average number of common shares outstanding was 14,856,000, 14,795,000, and 14,743,000 for fiscal years 2013, 2012, and 2011. Diluted earnings per common share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock options, which were 7,000, 13,000, and 8,000 for fiscal years 2013, 2012 and 2011. There were no anti-dilutive options for fiscal years 2013, 2012 and 2011.

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

We measure the fair value of our stock option awards on the date of grant. No options were granted in fiscal year 2012. The following assumptions were used in the estimated grant date fair value calculations for stock options issued in 2013 and 2011:

	2013	2011
Risk-free interest rate	.70%	0.96% - 1.40%
Expected volatility	44.30%	32.63% - 60.00%
Dividend yield	2.60%	2.5%
Expected life (years)	5.0	1.5 - 4.0

For the years ended October 31, 2013, 2012 and 2011, we recognized compensation expense of $377,000, $417,000, and $188,000 related to stock-based compensation. See Note 13 for further information.

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

Foreign Currency Translation and Remeasurement

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries is the United States dollar. As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements are included in income. Gains and losses resulting from foreign currency transactions are also recognized currently in income. Total foreign currency losses for fiscal 2013, net of gains, were $0.4 million. Total foreign currency gains for fiscal 2012, net of losses, were $0.1 million. Total foreign currency losses for fiscal 2011, net of gains, were less than $0.1 million.

Fair Value of Financial Instruments

We believe that the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets. We believe that our fixed-rate long-term obligations have a fair value of approximately $13.3 million as of October 31, 2013, with a corresponding carrying value of approximately $13.1 million.

Derivative Financial Instruments

Except as disclosed with the acquisition of Calavo Salsa Lisa and RFG (and related amendments), we were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

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

In July 2013, the FASB issued a standard clarify the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists as of the reporting date. This guidance is effective for annual reporting periods beginning after December 15, 2013. The adoption of this amendment will not have a material effect on our financial statements.

In July 2013, the FASB issued a standard permitting the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States Treasury rate and London Interbank Offered Rate (“LIBOR”). In addition, the restriction on using different benchmark rates for similar hedges is removed. The Company is required to adopt these provisions prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of this amendment will not have a material effect on our financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders. For the fiscal year ended October 31, 2013, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $4.0 million, net of income taxes. Limoneira’s stock price at October 31, 2013 equaled $26.34 per share. For the fiscal year ended October 31, 2012, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $5.5 million, net of income taxes. Limoneira’s stock price at October 31, 2012 equaled $22.47 per share. For the fiscal year ended October 31, 2011, other comprehensive income includes the unrealized loss on our Limoneira investment totaling $3.0 million, net of income taxes. Limoneira’s stock price at October 31, 2011 equaled $17.35 per share.

Noncontrolling Interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to the Salsa Lisa acquisition and FreshRealm, LLC (in thousands). See Note 17 for additional information related to FreshRealm.

Salsa Lisa noncontrolling interest	Year ended October 31, 2013	Year ended October 31, 2012
Noncontrolling interest, beginning	$357	$462
Net loss attributable to noncontrolling interest of Salsa Lisa	(236)	(105)

Noncontrolling interest, ending	$121	$357

FreshRealm noncontrolling interest	Year ended October 31, 2013	Year ended October 31, 2012
Noncontrolling interest, beginning	$—	$—
Noncontrolling interest contribution	362
Net loss attributable to noncontrolling interest of FreshRealm	(368)	—

Noncontrolling interest, ending	$(6)	$—

Reclassifications

Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.

3. Inventories

Inventories consist of the following (in thousands):

	October 31,
	2013	2012
Fresh fruit	$13,928	$10,776
Packing supplies and ingredients	5,511	7,294
Finished prepared foods	9,234	4,878

	$28,673	$22,948

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

We did not record any lower of cost or market adjustments during fiscal years 2013 and 2012.

4. Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2013	2012
Land	$7,023	$7,023
Buildings and improvements	20,304	19,756
Leasehold improvements	1,671	1,395
Equipment	50,426	46,980
Information systems—hardware and software	7,188	8,346
Construction in progress	1,535	512

	88,147	84,012
Less accumulated depreciation and amortization	(35,498)	(33,450)

	$52,649	$50,562

Depreciation expense was $4.6 million, $4.2 million and $3.2 million for fiscal years 2013, 2012, and 2011, of which $0.6 million was related to depreciation on capital leases for fiscal year 2013 and 2012. Depreciation related to capital leases were $0.2 million for fiscal years 2011.

We capitalize software development costs for internal use beginning in the application development stage and ending when the asset is placed into service. We amortize such costs using the straight-line basis over estimated useful lives.

5. Other Assets

Other assets consist of the following (in thousands):

	October 31, 2013	October 31, 2012
Intangibles, net	$7,272	$9,328
Grower advances	938	1,234
Loan to Agricola Belher	1,690	3,380
Loan to FreshRealm members	283	—
Notes receivable from San Rafael	1,594	1,873
Other	570	427

	$12,347	$16,242

On October 31, 2012, we entered into a Sale Agreement with San Rafael, pursuant to which the Company has agreed to sell to San Rafael all of our interest, representing one-half ownership, in Maui Fresh International for $2.6 million.

Effective July 31, 2013, we entered into with certain noncontrolling members an Amended and Restated Limited Liability Company Agreement of FreshRealm. As part of this agreement, we loaned certain noncontrolling members $0.3 million for their part of the contribution into FreshRealm. See Note 17 for further information regarding FreshRealm.

The intangible assets consist of the following (in thousands):

		October 31, 2013			October 31, 2012
	Weighted- Average Useful Life	Gross Carrying Value	Accum. Amortization	Net Book Value	Gross Carrying Value	Accum. Amortization	Net Book Value
Customer list/relationships	8.0 years	$7,640	$(2,364)	$5,276	$7,640	$(1,405)	$6,235
Trade names	8.5years	2,760	(1,636)	1,124	3,009	(1,489)	1,520
Trade secrets/recipes	12.2 years	630	(137)	493	1,520	(366)	1,154
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(163)	104	267	(123)	144

Intangibles, net		$11,572	$(4,300)	$7,272	$12,711	$(3,383)	$9,328

We recorded amortization expense of approximately $1.4 million, $1.4 million, and $0.8 million for fiscal years 2013, 2012, and 2011. We anticipate recording amortization expense of approximately $1.3 million for each of the fiscal years 2014 through 2015. We anticipate recording amortization expense of approximately $1.2 million for fiscal year 2016. We anticipate recording amortization expense of approximately $1.1 million for fiscal years 2017 through 2018. The remainder of approximately $0.8 million will be amortized over fiscal years 2019 through 2023.

For fiscal year 2013, we performed our annual assessment of long-lived assets and determined that an impairment of $0.6 million existed related to the trade name and trade secrets/recipes of CSL. This impairment was a result of less than anticipated sales since acquisition and was calculated via a forecast projection analysis, with consultation from a third party consulting firm.

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

Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.7% and 1.8% at October 31, 2013 and 2012. Under these credit facilities, we had $34.0 million and $20.2 million outstanding as October 31, 2013 and 2012. These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined). We were in compliance with all such covenants at October 31, 2013.

7. Employee Benefit Plans

We sponsor two defined contribution retirement plans for salaried and hourly employees. As a result of the acquisition of RFG, we have three additional defined contribution retirement plans bringing the total to five. Expenses for these plans approximated $807,000, $810,000, and $733,000 for fiscal years 2013, 2012 and 2011, which are included in selling, general and administrative expenses in the accompanying financial statements.

We also sponsor a non-qualified defined benefit plan for two retired executives. Pension expenses, including actuarial losses, approximated $12,000, $16,000 and $35,000 for the year ended October 31, 2013, 2012, and 2011. These amounts are included in selling, general and administrative expenses in the accompanying financial statements.

Components of the change in projected benefit obligation for fiscal year ends consist of the following (in thousands):

	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$245	$268
Interest cost	8	10
Actuarial loss	4	6
Benefits paid	(39)	(39)

Projected benefit obligation at end of year (unfunded)	$218	$245

The following is a reconciliation of the unfunded status of the plans at fiscal year ends included in accrued expenses (in thousands):

	2013	2012
Projected benefit obligation	$218	$245
Unrecognized net (gain) loss	—	—

Recorded pension liabilities	$218	$245

Significant assumptions used in the determination of pension expense consist of the following:

	2013	2012
Discount rate on projected benefit obligation	4.60%	3.70%

8. Commitments and Contingencies

Commitments and guarantees

We lease facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2021. We are committed to make minimum cash payments under these agreements as of October 31, 2013, as follows (in thousands):

2014	$3,071
2015	2,903
2016	2,694
2017	2,593
2018	2,293
Thereafter	3,675

$17,229

Total rent expense amounted to approximately $3.5 million, $3.0 million and $2.1 million for the years ended October 31, 2013, 2012, and 2011. Rent to Limoneira, for our corporate office, amounted to approximately $0.3 million for fiscal years 2013, 2012, and 2011. We are committed to rent our corporate facility through fiscal 2015 at an annual rental of $0.3 million per annum (subject to annual CPI increases, as defined).

Through the acquisition of RFG in June 2011, we have two additional facilities in California, one being the corporate office of RFG in Rancho Cordova, and the other being a fresh processing facility in Sacramento. RFG also has one other fresh processing facility in Houston, Texas. Both facilities process cut fruits and vegetables, salads, sandwiches, and wraps. The RFG corporate office in Rancho Cordova has an operating lease through September 2015. Total rent for fiscal 2013 and 2012 was approximately $0.4 million and $0.3 million. Total rent for fiscal 2011 was approximately $0.1 million. The processing facility in Sacramento has an operating lease through May 2021. Total rent for fiscal 2013 and 2012 was approximately $0.6 million and $0.5 million. Total rent for fiscal 2011 was approximately $0.2 million. The processing facility in Houston has an operating lease through May 2021. Total rent for fiscal 2013 and 2012 was approximately $0.3 million. Total rent for fiscal 2011 was approximately $0.1 million.

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

9. Related-Party Transactions

Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the years ended October 31, 2013, 2012, and 2011, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $20.9 million, $21.1 million and $18.6 million. Accounts payable to these Board members was $3.3 million and $0.9 million as of October 31, 2013, and 2012.

During fiscal 2013, we received $0.3 million as dividend income from Limoneira. During fiscal years 2012 and 2011, we received $0.2 million as dividend income from Limoneira. On April 10, 2013, we repurchased 165,000 shares of our common stock from Limoneira at a purchase price of $29.02 per share, the closing price on April 10, 2013. The total amount wired to Limoneira was $4.8 million. These shares were cancelled and returned to authorized, but unissued, status.

The three previous owners and current executives of RFG have a majority ownership of certain entities that provide various services to RFG. RFG’s California operating facility leases a building from LIG partners, LLC (LIG) pursuant to an operating lease. LIG is majority owned by an entity owned by such three executives of RFG. For the year ended October 31, 2013 and 2012, total rent paid to LIG was $0.5 million. RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease. THNC is majority owned by an entity owned by such three executives of RFG. For the year ended October 31, 2013 and 2012, total rent paid to THNC was $0.3 million and $0.1 million. Additionally, RFG sells cut produce and purchases raw materials, obtains transportation services, and shares costs for certain utilities with Third Coast Fresh Distribution (Third Coast). Third Coast is majority owned by an entity owned by such three executives of RFG. For the year ended October 31, 2013 and 2012, total sales made to Third Coast were $2.3 million and $2.7 million. For the year ended October 31, 2013 and 2012, total purchases made from Third Coast were $1.1 million and $1.6 million. Amounts due from Third Coast were $1.0 million and $ 0.8 million as of October 31, 2013 and 2012. Amounts due to Third Coast were less than $0.1 million as of October 31, 2013 and 2012.

10. Income Taxes

The income tax provision consists of the following for the years ended October 31, (in thousands):

	2013	2012	2011
Current:
Federal	$11,708	$8,212	$4,405
State	2,517	1,233	1,107
Foreign	549	2,428	(170)

Total current	14,774	11,873	5,342

Deferred:
Federal	(5,214)	(214)	1,277
State	(1,666)	(559)	208
Foreign	(28)	(45)	422

Total deferred	(6,908)	(818)	1,907

Total income tax provision	$7,866	$11,055	$7,249

At October 31, 2013 and 2012, gross deferred tax assets totaled approximately $12.4 million and $3.6 million, while gross deferred tax liabilities totaled approximately $16.6 million and $12.1 million. Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

Significant components of our deferred taxes assets (liabilities) as of October 31, are as follows (in thousands):

	2013	2012
Allowances for accounts receivable	$634	$714
Inventories	417	483
State taxes	269	350
Accrued liabilities	675	675

Current deferred income taxes	$1,995	$2,222

Property, plant, and equipment	(6,892)	(5,604)
Intangible assets	8,716	105
Unrealized gain, Limoneira investment	(8,674)	(6,008)
Stock-based compensation	369	286
State taxes	232	546
Other	55	10

Long-term deferred income taxes	$(6,194)	$(10,665)

The October 31, 2013 net increase in deferred intangible assets by $8.6 million is mostly attributable to the RFG contingent liability payout during the year. The payout of the contingent liability resulted in additional RFG tax basis goodwill equal to the fair market value of the stock issued, which increased the Company’s net intangibles deferred tax asset. Due to the fact that the payout was paid via stock issuance, the offset to this deferred tax asset was recorded through additional paid-in capital. See Note 16.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income for the years ended October 31, is as follows:

	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effects	2.1	1.7	4.8
Foreign income taxes greater (less) than U.S.	(1.8)	(2.7)	(0.9)
Hacienda assessment	—	6.3	—
Section 199 deduction	(2.5)	(0.8)	—
Other	(0.8)	—	0.9

	32.0%	39.5%	39.8%

We intend to reinvest our accumulated foreign earnings, which approximated $10.0 million at October 31, 2013, indefinitely. As a result, we have not provided any deferred income taxes on such unremitted earnings. For fiscal years 2013, 2012 and 2011, income before income taxes related to domestic operations was approximately $21.7 million, $24.2 million, and $17.1 million. For fiscal years 2013, 2012 and 2011, income before income taxes related to foreign operations was approximately $2.9 million, $3.8 million and $1.1 million.

As of October 31, 2013 and 2012, we did not have a liability for unrecognized tax benefits related to various federal and state income tax matters. The tax effected amount would reduce our effective income tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at November 1, 2011	$41
Reductions of tax positions from prior years	(41)

Balance at October 31, 2012	—
Reductions of tax positions from prior years	—

Balance at October 31, 2013	$—

The decrease in our provision for income taxes in fiscal 2013, as compared to 2012, is due to the income tax assessment payment of $1.8 million made in 2012, related to the Hacienda’s examination of the tax year ended December 31, 2004. In addition, we were able to take advantage of additional tax credits through California’s Enterprise Zone Hiring Credit Program (EZC) and an increase in the Section 199 deduction in fiscal 2013.

11. Segment Information

As discussed in Note 1, we now report our operations in three different business segments: (1) Fresh products, (2) Calavo Foods, and (3) RFG. These three business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. The Fresh products segment includes all operations that involve the distribution of avocados and other fresh produce products. The Calavo Foods segment represents all operations related to the purchase, manufacturing, and distribution of prepared products, including guacamole, tortilla chips and salsa. The RFG segment represents all operations related to the manufacturing and distribution of fresh-cut fruit, ready-to-eat vegetables, recipe-ready vegetables and deli meat products. Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate. We do not allocate assets, or specifically identify them to, our operating segments. When principal operations commence, FreshRealm is expected to become our fourth segment. See Note 17 for additional information.

The following table sets forth sales by product category, by segment (in thousands):

	Fresh products	Calavo Foods	RFG	Total
	(All amounts are presented in thousands)
Year ended October 31, 2013
Net sales	$448,369	$51,614	$191,468	$691,451
Cost of sales	417,176	38,226	175,925	631,327

Gross margin	$31,193	$13,388	$15,543	$60,124

Year ended October 31, 2012
Net sales	$350,582	$46,424	$154,113	$551,119
Cost of sales	316,287	32,422	141,744	490,453

Gross margin	$34,295	$14,002	$12,369	$60,666

Year ended October 31, 2011(1)
Net sales	$420,658	$45,151	$56,720	$522,529
Cost of sales	389,371	38,403	52,447	480,221

Gross margin	$31,287	$6,748	$4,273	$42,308

(1) As the acquisition for RFG was completed on June 1, 2011, only five months are included in prior year ended October 31, 2011.

For fiscal years 2013, 2012 and 2011, inter-segment sales and cost of sales of $44.2 million, $33.8 million, and $27.0 million were eliminated in consolidation.

The following table sets forth sales by product category, by segment (in thousands):

	Year ended October 31, 2013				Year ended October 31, 2012
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$407,678	$—	$—	$407,678	$318,556	$—	$—	$318,556
Tomatoes	22,623	—	—	22,623	11,404	—	—	11,404
Papayas	13,077	—	—	13,077	12,753	—	—	12,753
Pineapples	5,739	—	—	5,739	6,840	—	—	6,840
Other fresh products	601	—	—	601	1,788	—	—	1,788
Food service	—	43,616	—	43,616	—	36,289	—	36,289
Retail and club	—	18,789	195,376	214,165	—	19,758	157,333	177,091

Total gross sales	449,718	62,405	195,376	707,499	351,341	56,047	157,333	564,721
Less sales incentives	(1,349)	(10,791)	(3,908)	(16,048)	(759)	(9,623)	(3,220)	(13,602)

Net sales	$448,369	$51,614	$191,468	$691,451	$350,582	$46,424	$154,113	$551,119

	Year ended October 31, 2012				Year ended October 31, 2011
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG(1)	Total
Third-party sales:
Avocados	$318,556	$—	$—	$318,556	$376,980	$—	$—	$376,980
Tomatoes	11,404	—	—	11,404	23,903	—	—	23,903
Papayas	12,753	—	—	12,753	13,245	—	—	13,245
Pineapples	6,840	—	—	6,840	4,278	—	—	4,278
Other fresh products	1,788	—	—	1,788	3,276	—	—	3,276
Food service	—	36,289	—	36,289	—	37,431	—	37,431
Retail and club	—	19,758	157,333	177,091	—	17,204	58,020	75,224

Total gross sales	351,341	56,047	157,333	564,721	421,682	54,635	58,020	534,337
Less sales incentives	(759)	(9,623)	(3,220)	(13,602)	(1,024)	(9,484)	(1,300)	(11,808)

Net sales	$350,582	$46,424	$154,113	$551,119	$420,658	$45,151	$56,720	$522,529

(1) As the acquisition for RFG was completed on June 1, 2011, only five months are included in prior year ended October 31, 2011.

Net sales to third parties by segment exclude inter-segment sales and cost of sales. For fiscal years 2013, 2012, and 2011, inter-segment sales and cost of sales for Fresh products totaling $29.9 million, $22.2 million and $15.8 million were eliminated. For fiscal years 2013, 2012, and 2011, inter-segment sales and cost of sales for Calavo Foods totaling $14.3 million, $11.6 million, and $11.2 million were eliminated.

Sales to customers outside the United States were approximately $37.2 million, $28.8 million and $24.3 million for fiscal years 2013, 2012, and 2011.

Long-lived assets attributed to geographic areas as of October 31, are as follows (in thousands):

	United States	Mexico	Consolidated
2013	$31,250	$21,399	$52,649
2012	$29,893	$20,669	$50,562

12. Long-Term Obligations

Long-term obligations at fiscal year ends consist of the following (in thousands):

	2013	2012
Farm Credit West, PCA, (FCW) term loan, bearing interest at 1.7%	$4,007	$5,509
Bank of America, N.A. (BoA) term loan, bearing interest at 1.7%	4,077	5,606
FCW, term loan, bearing interest at 5.7%	2,600	3,900
Capital leases	2,366	3,440

	13,050	18,455
Less current portion	(5,258)	(5,416)

	$7,792	$13,039

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

At October 31, 2013, annual current and long-term obligation payments are scheduled as follows (in thousands):

Total
Year ending October 31:
2014	$5,258
2015	5,105
2016	2,132
2017	109
2018	92
Thereafter	354

$13,050

13. Stock-Based Compensation

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

A summary of stock option activity is as follows (in thousands, except for share amounts):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Fair- Value	Aggregate Intrinsic Value
Outstanding at October 31, 2010	87	$13.89
Exercised	(15)	$14.58

Outstanding at October 31, 2011	72	$13.75
Exercised	(37)	$13.54

Outstanding at October 31, 2012	35	$15.16
Exercised	(8)	$12.84

Outstanding at October 31, 2013	27	$15.79		$811

Exercisable at October 31, 2013	21	$15.93		$632

The weighted average remaining life of such outstanding options is 4.5 years and the total intrinsic value of options exercised during fiscal 2013 was $0.1 million. The weighted average remaining life of such exercisable options is 4.1 years. The fair value of shares vested during the year ended October 31, 2013, 2012, and 2011 was approximately $0.6 million, $0.3 million, and $0.7 million.

The total compensation cost for stock option grants not yet recognized as of October 31, 2013 was $0.1 million.

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

In October 2011, our Board of Directors approved the issuance of options to acquire a total of 10,000 shares of our common stock by one member of our Board of Directors. Such grant vests in equal increments over a five-year period and has an exercise price of $21.80 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $21.80. The estimated fair market value of such option grant was approximately $0.1 million. The total compensation cost not yet recognized as of October 31, 2013 was less than $0.1 million, which will be recognized over the remaining service period of 60 months.

In January 2013, our Board of Directors approved the issuance of options to acquire a total of 10,000 shares of our common stock by one member of our Board of Directors. Such grant vests in equal increments over a five-year period and has an exercise price of $23.48 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $23.48. The estimated fair market value of such option grant was approximately $0.1 million. The total compensation cost not yet recognized as of October 31, 2013 was approximately $0.1 million, which will be recognized over the remaining service period of 60 months.

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

On January 28, 2013, all 12 of our non-employee directors were granted 1,000 restricted shares each (total of 12,000 shares). These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $24.71. This grant of restricted stock incurred $0.2 million in stock compensation expenses in fiscal 2013. As of January 2014, all shares have vested, because such board members were still serving on the board at this time.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Fair-Value	Aggregate Intrinsic Value
Granted	70	$21.82	$4.15/share
Forfeited	(5)	$21.82
Outstanding at October 31, 2011	65	$21.82

Exercised	(15)	$21.82
Outstanding at October 31, 2012	50	$21.82

Granted	10	$23.48
Exercised	(40)	$21.82
Outstanding at October 31, 2013	20	$22.64		$141

Exercisable at October 31, 2013	4	$21.80		$32

The weighted average remaining life of such outstanding options is 6.6 years and the total intrinsic value of options exercised during fiscal 2013 was 0.3 million. The weighted average remaining life of such exercisable options is 4.5 years. The fair value of shares vested during the year ended October 31, 2013, was less than $0.1 million.

14. Dividends

On December 12, 2013, we paid a $0.70 per share dividend in the aggregate amount of $11.0 million to shareholders of record on November 29, 2013. On December 12, 2012, we paid a $0.65 per share dividend in the aggregate amount of $9.6 million to shareholders of record on November 28, 2012.

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

The following table sets forth our financial assets and liabilities as of October 31, 2013 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at fair value:
Investment in Limoneira Company(1)	$45,531	—	—	$45,531

Total assets at fair value	$45,531	$—	$—	$45,531

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 12% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at October 31, 2013 and October 31, 2012 equaled $26.34 per share and $22.47 per share. Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding gains arising during the year ended October 31, 2013 and 2012 was $6.7 million and $8.9 million. Unrealized investment holding losses arising during the year ended October 31, 2011 was $5.0 million.

	Level 1	Level 2	Level 3(3)	Total
	(All amounts are presented in thousands)
Liabilities at fair value:
Salsa Lisa contingent consideration(2)	—	—	$676	$676
RFG contingent consideration(2) (3)	—	—	—	—

Total liabilities at fair value	$—	$—	$676	$676

(2)	Each period, we revalue our contingent consideration obligations to their fair value and record increases or decreases in the fair value into selling, general and administrative expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in the assumed timing and amount of revenue and expense estimates, changes in the probability of payment scenarios, as well as changes in capital market conditions, which impact the discount rate used in the fair valuation. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given period. Total net increase to the contingent considerations in fiscal year 2013 and 2012 totaled $1.6 million and $0.4 million. Total net decrease to the contingent considerations in fiscal year 2011 totaled $0.5 million. See Note 16 for further discussion.
(3)	In 2013, we amended our acquisition agreement with RFG in regards to the cash payment portion of the Stage II & III earnouts. See Note 16.

The following is a reconciliation of the beginning and ending amounts of the contingent consideration for Salsa Lisa and RFG:

	Balance at 10/31/12	Interest	Revalue Adjustment	Reclassification	Balance at 10/31/13
	(All amounts are presented in thousands)
Salsa Lisa contingent consideration	$857	$49	$(230)	$—	$676
RFG contingent consideration(1)	2,322	97	1,801	(4,220)	—

Total	$3,179	$146	$1,571	$(4,220)	$676

	Balance at 10/31/11	Interest	Revalue Adjustment	Reclassification	Balance at 10/31/12
	(All amounts are presented in thousands)
Salsa Lisa contingent consideration	$978	$56	$(177)	$—	$857
RFG contingent consideration	1,652	73	597	—	2,322

Total	$2,630	$129	$420	$—	$3,179

(1)	We have amended our acquisition agreement with RFG in regards to the cash payment portion of the Stage II & III earnouts. See Note 16.

16. Amendments to RFG Acquisition Agreement

Amendment No.1 to RFG Acquisition Agreement

Calavo, RFG and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust (collectively, the “Sellers”) entered into Amendment No. 1 of the Agreement and Plan of Merger dated July 31, 2013 (the “First Amendment”).

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

Calavo, RFG and the Sellers have amended the Merger Agreement by the First Amendment to provide, among other things, that: (1) Calavo shall deliver $5,000,000 of Common Stock to the Sellers, as part of the Stage 2 Maximum Earn-Out Consideration instead of delivering $5,000,000 of cash to the Sellers; (2) the Sellers shall receive specified price protection from Calavo with respect to the sale of such Common Stock; and (3) Calavo shall file with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-3 (the “Registration Statement”) which shall cover the public resale of such Common Stock by the Sellers during the period specified in the First Amendment.

Price protection, as defined, is broken into two parts: (1) additional shares of our common stock (“Price Protection Shares” or “PPS”) and (2) a potential cash payment. During the thirty-day period starting on the later of the date that the Additional Shares are issued to the Sellers or the date that the Registration Statement is declared effective by the SEC (the “Initial Price Protection Period”), the Sellers shall have price protection for any Additional Shares sold by the Sellers on the Nasdaq Stock Market. We shall be obligated to issue additional shares of PPS to the Sellers only if the Sellers sell any Additional Shares on the Nasdaq Stock Market during the Initial Price Protection Period for a price that is less than the Valuation Price. The dollar value of the Price Protection Shares required to be issued by Calavo shall equal the difference between (1) the aggregate sales price of all Additional Shares sold by the Sellers on the Nasdaq Stock Market during the Initial Price Protection Period for sales prices that were less than the Valuation Price and (2) the aggregate sales price that the Trust would have received for such Additional Shares if they had been sold for the Valuation Price. The amount calculated pursuant to the immediately preceding sentence is referred to in the First Amendment as the “Shortfall”, and the closing price of our stock on the Nasdaq Stock Market that is used to determine the number of price protection shares that we must issue is referred to as the “Initial Price Protection Valuation.”

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

As a result of this transaction, we evaluated the fair market value of the cash derivative per the Merger Agreement with the equity derivative per this First Amendment, noting no significant difference. Further, we also believe the estimated fair market value of the cash derivative per this First Amendment is not material.

Additionally, we have reclassified the RFG contingent consideration liability of $4.2 million from accrued expenses to additional paid in capital as of July 31, 2013.

During our fourth fiscal quarter, RFG attained the Stage 2 Maximum Earn-Out Trigger. As such, and pursuant to this amendment, we filed the Registration Statement and issued 172,117 shares of common stock, valued at $29.05, to the Sellers in October 2013. From October 2013 to November 2013, the Sellers sold all 172,117 shares for $5.0 million.

Amendment No.2 to RFG Acquisition Agreement

Calavo, RFG and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust (collectively, the “Sellers”) entered into Amendment No. 2 of the Agreement and Plan of Merger dated October 1, 2013 (the “Second Amendment”).

Calavo, RFG and the Sellers are parties to an Agreement and Plan of Merger dated as of May 25, 2011, as amended by Amendment No. 1 thereto, dated July 28, 2013 (as so amended the “Merger Agreement”), pursuant to which, among other things, Calavo acquired RFG from the Sellers and Calavo agreed to make Earn-Out Payments to the Sellers upon the satisfaction of certain performance requirements specified in the Merger Agreement.

The Merger Agreement provides that, upon the attainment of the Stage 3 Maximum Earn-Out Trigger or the Stage 3 Scale Earn-Out Trigger, as applicable, Calavo shall be obligated to make a Stage 3 Earn-Out Payment to the Sellers consisting of either the Stage 3 Maximum Earn-Out Consideration or the Stage 3 Scale Earn-Out Consideration, each of which shall consist of a specified amount of cash and a specified number of Merger Shares.

Pursuant to the Second Amendment, Calavo, RFG and the Sellers amended the Merger Agreement to provide, among other things, that: (1) with respect to the portion of the Stage 3 Maximum Earn-Out Consideration or the Stage 3 Scale Earn-Out Consideration, as applicable, that is currently required by the Merger Agreement to be paid in cash to the Sellers, Calavo shall have the right to elect to pay all or a portion of such cash amount by delivery of additional Merger Shares to the RFG Nominee Trust (the “Trust”), for the benefit of the Sellers; (2) the Sellers shall receive specified price protection from Calavo with respect to the Trust’s sale of shares of Common Stock on the Nasdaq Stock Market, up to the total number of shares of Common Stock issued to the Trust pursuant to this Second Amendment; and (3) Calavo shall file with the SEC a Registration Statement on Form S-3 covering the Trust’s resale on the Nasdaq Stock Market of any additional Merger Shares issued pursuant to the Second Amendment for sales that occur during the period specified in this Second Amendment. Any additional Merger Shares issued by Calavo in lieu of cash payments to the Sellers will be valued for this purpose at the closing price of Calavo Common Stock as reported on the Nasdaq Stock Market at the time of issuance.

Price protection, as defined, is broken into two parts: (1) additional shares of our common stock (“Price Protection Shares” or “PPS”) and (2) a potential cash payment. During the 120-day period starting on the later of the date that the Additional Shares are issued to the Sellers or the date that the Registration Statement is declared effective by the SEC (the “Initial Price Protection Period”), the Sellers shall have price protection for any Additional Shares sold by the Sellers on the Nasdaq Stock Market. We shall be obligated to issue additional shares of PPS to the Sellers only if the Sellers sell any Additional Shares on the Nasdaq Stock Market during the Initial Price Protection Period for a price that is less than the Valuation Price. The dollar value of the Price Protection Shares required to be issued by Calavo shall equal the difference between (1) the aggregate sales price of all Additional Shares sold by the Sellers on the Nasdaq Stock Market during the Initial Price Protection Period for sales prices that were less than the Valuation Price and (2) the aggregate sales price that the Trust would have received for such Additional Shares if they had been sold for the Valuation Price. The amount calculated pursuant to the immediately preceding sentence is referred to in the Second Amendment as the “Shortfall”, and the closing price of our stock on the Nasdaq Stock Market that is used to determine the number of price protection shares that we must issue is referred to as the “Initial Price Protection Valuation.”

If, during the 120-day period immediately following its receipt of the PPS, the Sellers sell any of the PPS on the Nasdaq Stock Market for a sales price that is less than the Initial Price Protection Valuation (First-Stage Price Protection Shortfall), Calavo shall be obligated to deliver to the Sellers additional shares “Second-Stage Price Protection Shares” equal to the difference between (a) the aggregate sales price of all Price Protection Shares sold by the Sellers on the Nasdaq Stock Market during such 120-day period for sales prices that were less than the Initial Price Protection Valuation and (b) the aggregate sales price that the Sellers would have received for such Price Protection Shares if they had been sold for the Initial Price Protection Valuation. If additional shortfalls continue to occur (Second-Stage Price Protection Shortfall) a cash payment shall be made by Calavo within twenty days after Calavo and the Sellers have agreed upon the amount of such shortfall.

As a result of this transaction, we evaluated the fair market value of the cash derivative per the Merger Agreement with the equity derivative per this Second Amendment, noting no significant difference. Further, we also believe the estimated fair market value of the cash derivative per this Second Amendment is not material.

17. Amended and Restated Limited Liability Company Agreement of FreshRealm, LLC

Effective July 31, 2013, Calavo and certain noncontrolling members have entered into an Amended and Restated Limited Liability Company Agreement (the “Agreement”) of FreshRealm, LLC (FreshRealm).

The purpose of FreshRealm is to engage in activities relating to the marketing of food products directly to consumers or other entities. FreshRealm’s technology platform is currently being developed and is expected to allow participants such as traditional retailers, large and small enterprises, communities and food banks to enter into a platform resembling a national fresh food cooperative. FreshRealm is expected to serve as a way to connect participants to a network of regional fresh food producers.

Pursuant to this Agreement, in 2013 FreshRealm issued approximately 1.3 million units, with Calavo owning approximately 71.5% of FreshRealm for a capital contribution of $0.9 million. The noncontrolling members, representing the remaining 28.5% ownership, contributed either cash (totaling approximately $0.1 million) or a full-recourse promissory note payable to Calavo (totaling approximately $0.3 million) in exchange for their units. Each full-recourse promissory note described above will be due and payable in full on May 1, 2016, with interest at 4% per annum, also due and payable on May 1, 2016. If, prior to May 1, 2016, FreshRealm terminates an employee’s employment for cause, as defined, or the employee terminates his employment other than (A) for good reason, as defined, or (B) as a result of the employee’s death or disability, notwithstanding whether prior to such date the employee repaid his note in full, then all of the employee’s units will be transferred to Calavo.

Members have limited voting rights. In any matters presented to the members for approval, each member will have one vote for each unit held by such member. For situations for which the approval of the members is required, the members shall act by majority vote.

Members may make loans to FreshRealm with the consent of the board of directors of FreshRealm (the “Board”). The Board approved loans of up to $3,000,000 from Calavo to FreshRealm under the Line of Credit and Security Agreement between Calavo and FreshRealm. At October 31, 2013, FreshRealm has borrowed $1.7 million under this line of credit, which is eliminated in consolidation.

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

FreshRealm’s losses and income that are determined for accounting purposes will also be allocated for each fiscal year, including for the full 2013 fiscal year, to the members in accordance with the allocation principles for net loss and net income. As a result, a $0.6 million loss has been allocated to the noncontrolling members as of October 31, 2013. See additional discussion below.

FreshRealm started operating as a development stage company in the second quarter of 2013. As of October 31, 2013, planned, principal operations have not commenced. As a result, FreshRealm has no sales or cost of sales. When principal operations commence, FreshRealm is expected to become our fourth segment. FreshRealm has incurred $1.9 million of expenses related to its development as of October 31, 2013, which are included in selling, general and administrative expenses. Of the $1.9 million in selling, general and administrative expenses, $1.3 million has been attributed to Calavo and a $0.6 million loss has been attributed to the noncontrolling members. See Note 2 for further information related to noncontrolling interests.

18. Investment in Unconsolidated Entity

In October 2013, we contributed $1.0 million for the purchase of 60 hectares of property in Jalisco, Mexico. The property will be used, for the development of facilities to grow tomatoes. We expect in the first quarter of 2014 to enter into a joint venture agreement with our tomato grower Agricola Belher (Belher). Such joint venture is expected to operate under the name of Agricola Don Memo. Belher and Calavo will each have an equal one-half ownership interest in Agricola Don Memo, but Belher will have overall management responsibility for the operations of Agricola Don Memo. The contribution of $1.0 million has been recorded as an investment in unconsolidated entities on our consolidated financial statements.

19. Subsequent Events

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Calavo Growers, Inc.

We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. (the Company) as of October 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calavo Growers, Inc. at October 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calavo Growers Inc.’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated January 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

January 13, 2014

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework).

Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2013. Our internal control over financial reporting as of October 31, 2013 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Calavo Growers, Inc.

We have audited Calavo Growers, Inc.’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Calavo Growers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Calavo Growers, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Calavo Growers, Inc. as of October 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2013 of Calavo Growers Inc. and our report dated January 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

January 13, 2014

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

The following information is included in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after our fiscal year end of October 31, 2013 (the Proxy Statement) and is incorporated herein by reference:

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

The following consolidated financial statements as of October 31, 2013 and 2012 and for each of the three years in the period ended October 31, 2013 are included herewith:

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

(3)	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]

2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[2]

2.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

2.4	Acquisition Agreement between Calavo Growers, Inc., a California corporation and Lecil E. Cole, Eric Weinert, Suzanne Cole-Savard, Guy Cole, and Lecil E. Cole and Mary Jeanette Cole, acting jointly and severally as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993, also known as the Lecil E. and Mary Jeanette Cole Revocable 1993 Trust dated May 19, 2008 [4]

2.5	Acquisition Agreement between Calavo Growers, Inc., Calavo Salsa Lisa, LLC, Lisa’s Salsa Company and Elizabeth Nicholson and Eric Nicholson dated February 8, 2010 [5]

2.6	Amended and Restated Limited Liability Company Agreement for Calavo Salsa Lisa, LLC dated February 8, 2010 among Calavo Growers, Inc., Calavo Salsa Lisa LLC, Lisa’s Salsa Company, Elizabeth Nicholson and Eric Nicholson. (Portions of this agreement have been deleted and filed separately with the Securities and Exchange Commission Pursuant to a request for confidential treatment.) [15]

2.7	Agreement and Plan of Merger dated May 25, 2011 among Calavo Growers, Inc., CG Mergersub LLC, Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust[1] (Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by the Registrant with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by the Registrant with the Securities and Exchange Commission.) [19]

2.8	Sale of LLC Interest Agreement dated October 31, 2012 between Calavo Growers, Inc. and San Rafael Distributing, Inc.[24]

2.9	Amendment No. 1 to Agreement and Plan of Merger, dated July 31, 2013, among Calavo Growers, Inc., Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust.[25]

2.10	Amended and Restated Limited Liability Company Agreement, dated August 16, 2013, by and among FreshRealm, LLC, a Delaware limited liability company, and the Members.[26]

2.11	Amendment No. 2 to Agreement and Plan of Merger, dated as of October 1, 2013, among Calavo Growers, Inc., Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth J. Catchot, Cut Fruit, LLC, James S. Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and the RFG Nominee Trust.[27]

3.1	Articles of Incorporation of Calavo Growers, Inc. [1]

3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[6]

3.3	Amendments to Articles of Incorporation or Bylaws of Calavo Growers, Inc. [18]

Exhibit Number	Description

10.1	Form of Marketing Agreement for Calavo Growers, Inc.[7]

10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]

10.3	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]

10.4	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

10.5	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[3]

10.7	Term Loan Agreement dated April 9, 2008 (effective date May 1, 2008) between Farm Credit West, PCA, and Calavo Growers, Inc. [7]

10.8	2005 Stock Incentive Plan Of Calavo Growers, Inc.[9]

10.9	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.10	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.11	Line of Credit and Security Agreement, dated July 15, 2013 by and between Calavo Growers, Inc. a California Corporation, and FreshRealm, LLC, a Delaware limited liability company.[26]

10.12	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated October 15, 2007[10]

10.13	First Amendment Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated August 28, 2008[11]

10.14	Form of Stock Option Agreement[12]

10.15	Amendment No. 2 to Loan Agreement dated as of July 31, 2009 between Calavo Growers, Inc. and Bank of America, N.A.[13]

10.16	Amendment to Term Loan Agreement between Farm Credit West, PCA, and Calavo Growers, Inc [14]

10.17	Amendment No. 3 to Loan Agreement dated February 9, 2010 between Bank of America, N.A. and Calavo Growers, Inc. [15]

10.18	2011 Management Incentive Plan of Calavo Growers, Inc. [16]

10.19	Retention Bonus Agreement between Lecil E. Cole and Calavo Growers, Inc. [17]

10.20	Term Revolving Credit Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011. [20]

10.21	Term Loan Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011. [20]

10.22	Amendment to Term Revolving Credit Agreement between FCW and Calavo Growers, Inc. dated May 31, 2011. [21]

10.23	Amendment No. 4 to Loan Agreement dated as of September 30, 2011 between Calavo Growers, Inc. and Bank of America, N.A. [22]

10.24	Amendment No. 2 to Term Revolving Credit Agreement dated October 31, 2011 between Farm Credit West, PCA and Calavo Growers, Inc. [23]

10.25	Amendment No. 2 to Term Loan Agreement dated October 31, 2011 between Farm Credit West, PCA and Calavo Growers, Inc. [23]

10.26	Amendment No. 2 to Promissory Note dated October 31, 2011 between Farm Credit West, PCA and Calavo Growers, Inc. [23]

10.27	Equity Secured Promissory Note dated October 31, 2012 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]

10.28	Goodwill Secured Promissory Note dated October 31, 2012 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]

10.29	Pledge and Security Agreement dated October 31, 2012 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]

10.30	Personal Guaranty dated October 31, 2012 between Calavo Growers, Inc. and Francisco Clouthier. [24]

21.1	Subsidiaries of Calavo Growers, Inc. [1]

23.1	Consent of Ernst & Young LLP. *

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *

Exhibit Number	Description

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *

32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *

101	The following financial information from the Annual Report on Form 10-K of Calavo Growers, Inc. for the year ended October 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of October 31, 2013 and 2012; (2) Consolidated Statements of Income for the years ended October 31, 2013, 2012 and 2011; (3) Consolidated Statements of Comprehensive Income for the years ended October 31, 2013, 2012 and 2011; (4) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2013, 2012 and 2011; (5) Consolidated Statements of Cash Flows for the years ended October 31, 2013, 2012 and 2011; and (6) Notes to Financial Statements. *

*	Filed with this Annual Report on Form 10-K.
1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.
2	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
3	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
4	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
5	Previously filed on February 8, 2010 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
6	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.
7	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
8	Previously filed on May 8, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
9	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.
10	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
11	Previously filed on January 27, 2009 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.
12	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
13	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
14	Previously filed on January 11, 2010 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
15	Previously filed on March 11, 2010 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
16	Previously filed on January 14, 2011 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
17	Previously filed on March 2, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
18	Previously filed on March 30, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
19	Previously filed on January 10, 2012 as an exhibit to the Registrant’s Report on Form 8-K/A and incorporated herein by reference.
20	Previously filed on June 15, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
21	Previously filed on September 9, 2011 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

22	Previously filed on October 6, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
23	Previously filed on November 14, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
24	Previously filed on November 6, 2012 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
25	Previously filed on September 4, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
26	Previously filed on September 9, 2013 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
27	Previously filed on November 26, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

(b)	Exhibits

See subsection (a) (3) above.

(c)	Financial Statement Schedules

See subsection (a) (1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 13, 2014.

CALAVO GROWERS, INC

By:	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 13, 2014 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Lecil E. Cole Lecil E. Cole	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

/s/ Arthur J. Bruno Arthur J. Bruno	Chief Operating Officer, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

/s/ James E. Snyder James E. Snyder	Corporate Controller (Principal Accounting Officer)

/s/ Donald M. Sanders Donald M. Sanders	Director

/s/ Marc L. Brown Marc L. Brown	Director

/s/ Michael A. DiGregorio Michael A. DiGregorio	Director

/s/ John M. Hunt John M. Hunt	Director

/s/ George H. Barnes George H. Barnes	Director

/s/ J. Link Leavens J. Link Leavens	Director

/s/ James Helin James Helin	Director

/s/ Dorcas H. Thille (McFarlane) Dorcas H. Thille (McFarlane)	Director

/s/ Egidio Carbone, Jr Egidio Carbone, Jr	Director

/s/ Steven W. Hollister Steven W. Hollister	Director

/s/ Harold Edwards Harold Edwards	Director

/s/ Scott Van Der Kar Scott Van Der Kar	Director

SCHEDULE II

CALAVO GROWERS, INC.

VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Fiscal year ended October 31:	Balance at beginning of year	Additions(1)	Deductions(2)	Balance at end of year
Allowance for customer deductions	2011	815	8,674	7,693	1,796
	2012	1,796	9,886	8,989	2,693
	2013	2,693	9,722	10,933	1,482
Allowance for doubtful accounts	2011	557	91	159	489
	2012	489	130	91	528
	2013	528	62	375	215

(1)	Charged to net sales (customer deductions) or costs and expenses (doubtful accounts).
(2)	Customer deductions taken or write off of accounts receivables.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]

2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[2]

2.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

2.4	Acquisition Agreement between Calavo Growers, Inc., a California corporation and Lecil E. Cole, Eric Weinert, Suzanne Cole-Savard, Guy Cole, and Lecil E. Cole and Mary Jeanette Cole, acting jointly and severally as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993, also known as the Lecil E. and Mary Jeanette Cole Revocable 1993 Trust dated May 19, 2008 [4]

2.5	Acquisition Agreement between Calavo Growers, Inc., Calavo Salsa Lisa, LLC, Lisa’s Salsa Company and Elizabeth Nicholson and Eric Nicholson dated February 8, 2010 [5]

2.6	Amended and Restated Limited Liability Company Agreement for Calavo Salsa Lisa, LLC dated February 8, 2010 among Calavo Growers, Inc., Calavo Salsa Lisa LLC, Lisa’s Salsa Company, Elizabeth Nicholson and Eric Nicholson. (Portions of this agreement have been deleted and filed separately with the Securities and Exchange Commission Pursuant to a request for confidential treatment.) [15]

2.7	Agreement and Plan of Merger dated May 25, 2011 among Calavo Growers, Inc., CG Mergersub LLC, Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust[1] (Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by the Registrant with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by the Registrant with the Securities and Exchange Commission.) [19]

2.8	Sale of LLC Interest Agreement dated October 31, 2012 between Calavo Growers, Inc. and San Rafael Distributing, Inc.[24]

2.9	Amendment No. 1 to Agreement and Plan of Merger, dated July 31, 2013, among Calavo Growers, Inc., Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust. [25]

2.10	Amended and Restated Limited Liability Company Agreement, dated August 16, 2013, by and among FreshRealm, LLC, a Delaware limited liability company, and the Members. [26]

2.11	Amendment No. 2 to Agreement and Plan of Merger, dated as of October 1, 2013, among Calavo Growers, Inc., Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth J. Catchot, Cut Fruit, LLC, James S. Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and the RFG Nominee Trust. [27]

3.1	Articles of Incorporation of Calavo Growers, Inc. [1]

3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[6]

3.3	Amendments to Articles of Incorporation or Bylaws of Calavo Growers, Inc. [18]

10.1	Form of Marketing Agreement for Calavo Growers, Inc.[7]

10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]

10.3	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]

10.4	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

10.5	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[3]

10.7	Term Loan Agreement dated April 9, 2008 (effective date May 1, 2008) between Farm Credit West, PCA, and Calavo Growers, Inc. [7]

10.8	2005 Stock Incentive Plan Of Calavo Growers, Inc.[9]

10.9	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California. [1]

Exhibit Number	Description

10.10	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.11	Line of Credit and Security Agreement, dated July 15, 2013 by and between Calavo Growers, Inc. a California Corporation, and FreshRealm, LLC, a Delaware limited liability company. [26]

10.12	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated October 15, 2007[10]

10.13	First Amendment Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated August 28, 2008[11]

10.14	Form of Stock Option Agreement[12]

10.15	Amendment No. 2 to Loan Agreement dated as of July 31, 2009 between Calavo Growers, Inc. and Bank of America, N.A.[13]

10.16	Amendment to Term Loan Agreement between Farm Credit West, PCA, and Calavo Growers, Inc [14]

10.17	Amendment No. 3 to Loan Agreement dated February 9, 2010 between Bank of America, N.A. and Calavo Growers, Inc. [15]

10.18	2011 Management Incentive Plan of Calavo Growers, Inc. [16]

10.19	Retention Bonus Agreement between Lecil E. Cole and Calavo Growers, Inc. [17]

10.20	Term Revolving Credit Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011. [20]

10.21	Term Loan Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011. [20]

10.22	Amendment to Term Revolving Credit Agreement between FCW and Calavo Growers, Inc. dated May 31, 2011. [21]

10.23	Amendment No. 4 to Loan Agreement dated as of September 30, 2011 between Calavo Growers, Inc. and Bank of America, N.A. [22]

10.24	Amendment No. 2 to Term Revolving Credit Agreement dated October 31, 2011 between Farm Credit West, PCA and Calavo Growers, Inc. [23]

10.25	Amendment No. 2 to Term Loan Agreement dated October 31, 2011 between Farm Credit West, PCA and Calavo Growers, Inc. [23]

10.26	Amendment No. 2 to Promissory Note dated October 31, 2011 between Farm Credit West, PCA and Calavo Growers, Inc. [23]

10.27	Equity Secured Promissory Note dated October 31, 2012 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]

10.28	Goodwill Secured Promissory Note dated October 31, 2012 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]

10.29	Pledge and Security Agreement dated October 31, 2012 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]

10.30	Personal Guaranty dated October 31, 2012 between Calavo Growers, Inc. and Francisco Clouthier. [24]

21.1	Subsidiaries of Calavo Growers, Inc. [1]

23.1	Consent of Ernst & Young LLP. *

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *

32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *

101	The following financial information from the Annual Report on Form 10-K of Calavo Growers, Inc. for the year ended October 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of October 31, 2013 and 2012; (2) Consolidated Statements of Income for the years ended October 31, 2013, 2012, and 2011; (3) Consolidated Statements of Comprehensive Income for the years ended October 31, 2013, 2012, and 2011; (4) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2013, 2012, and 2011; (5) Consolidated Statements of Cash Flows for the years ended October 31, 2013, 2012 and 2011; and (6) Notes to Financial Statements.

*	Filed with this Annual Report on Form 10-K.
1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.
2	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
3	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
4	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
5	Previously filed on February 8, 2010 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
6	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.
7	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
8	Previously filed on May 8, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
9	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.
10	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
11	Previously filed on January 27, 2009 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.
12	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
13	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
14	Previously filed on January 11, 2010 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
15	Previously filed on March 11, 2010 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
16	Previously filed on January 14, 2011 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
17	Previously filed on March 2, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
18	Previously filed on March 30, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
19	Previously filed on January 10, 2012 as an exhibit to the Registrant’s Report on Form 8-K/A and incorporated herein by reference.
20	Previously filed on June 15, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
21	Previously filed on September 9, 2011 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
22	Previously filed on October 6, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
23	Previously filed on November 14, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
24	Previously filed on November 6, 2012 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
25	Previously filed on September 4, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
26	Previously filed on September 9, 2013 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
27	Previously filed on November 26, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.