Form 10-Q
period 2014-01-31
CALAVO GROWERS INC
filed 2014-03-11
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Registrant’s number of shares of common stock outstanding as of January 31, 2014 was 15,752,314.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo Growers, Inc. and its consolidated subsidiaries (Calavo, the Company, we, us or our) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, margins, expenses, earnings, earnings per share, tax provisions, cash flows, currency exchange rates, the impact of acquisitions or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic trends and events; the competitive pressures faced by Calavo’s businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs; integration and other risks associated with business combinations; the hiring and retention of key employees; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including, but not limited to, the items discussed in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, and those detailed from time to time in our other filings with the Securities and Exchange Commission. Calavo assumes no obligation and does not intend to update these forward-looking statements.

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands)

	January 31,	October 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$6,346	$8,019
Accounts receivable, net of allowances of $2,289 (2014) and $1,697 (2013)	60,060	55,060
Inventories, net	27,659	28,673
Prepaid expenses and other current assets	11,965	10,757
Advances to suppliers	3,419	3,213
Income taxes receivable	2,235	2,013
Deferred income taxes	1,995	1,995

Total current assets	113,679	109,730
Property, plant, and equipment, net	53,050	52,649
Investment in Limoneira Company	35,902	45,531
Investment in unconsolidated entities	1,544	1,420
Goodwill	18,262	18,262
Other assets	12,034	12,347

	$234,471	$239,939

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$4,720	$14,490
Trade accounts payable	12,330	11,699
Accrued expenses	23,802	20,939
Short-term borrowings	52,690	33,990
Dividend payable	—	11,004
Current portion of long-term obligations	5,245	5,258

Total current liabilities	98,787	97,380
Long-term liabilities:
Long-term obligations, less current portion	6,841	7,792
Deferred income taxes	2,439	6,194

Total long-term liabilities	9,280	13,986
Commitments and contingencies
Noncontrolling interest, Calavo Salsa Lisa	(69)	121
Shareholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized; 15,752 (2014) and 15,720 (2013) shares issued and outstanding	15	15
Additional paid-in capital	59,606	59,376
Accumulated other comprehensive income	7,541	13,414
Noncontrolling interest, FreshRealm	(316)	(6)
Retained earnings	59,627	55,653

Total shareholders’ equity	126,473	128,452

	$234,471	$239,939

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended January 31,
	2014	2013
Net sales	$168,165	$139,499
Cost of sales	154,475	126,375

Gross margin	13,690	13,124
Selling, general and administrative	8,272	8,821

Operating income	5,418	4,303
Interest expense	(256)	(252)
Other income, net	135	138

Income before provision for income taxes	5,297	4,189
Provision for income taxes	1,822	1,508

Net income	3,475	2,681
Add: Net loss attributable to noncontrolling interest	500	26

Net income attributable to Calavo Growers, Inc.	$3,975	$2,707

Calavo Growers, Inc.’s net income per share:
Basic	$0.25	$0.18

Diluted	$0.25	$0.18

Number of shares used in per share computation:
Basic	15,726	14,834

Diluted	15,736	14,854

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three months ended January 31,
	2014	2013
Net income	$3,475	$2,681

Other comprehensive loss, before tax:
Unrealized investment holding losses arising during period	(9,628)	(1,244)
Income tax benefit related to items of other comprehensive income	3,755	485

Other comprehensive loss, net of tax	(5,873)	(759)

Comprehensive income (loss)	(2,398)	1,922
Add: Net loss attributable to noncontrolling interest	500	26

Comprehensive income (loss) – Calavo Growers, Inc.	$(1,898)	$1,948

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended January 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$3,475	$2,681
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,689	1,607
Income from unconsolidated entities	1	—
Interest on contingent consideration	9	35
Revalue adjustment on contingent consideration	—	1,245
Stock compensation expense	93	116
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(5,000)	(9,497)
Inventories, net	1,014	617
Prepaid expenses and other current assets	(1,208)	22
Advances to suppliers	(206)	1,045
Income taxes receivable	(100)	87
Other assets	(103)	13
Payable to growers	(9,769)	(2,490)
Trade accounts payable and accrued expenses	3,485	5,887

Net cash provided by (used in) operating activities	(6,620)	1,368
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(1,674)	(1,548)
Investment in unconsolidated entity	(125)	—

Net cash used in investing activities	(1,799)	(1,548)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(11,005)	(9,646)
Proceeds from revolving credit facilities, net	18,700	12,610
Payments on long-term obligations	(964)	(1,053)
Exercise of stock options	15	233

Net cash provided by financing activities	6,746	2,144

Net increase in cash and cash equivalents	(1,673)	1,964
Cash and cash equivalents, beginning of period	8,019	7,103

Cash and cash equivalents, end of period	$6,346	$9,067

Noncash Investing and Financing Activities:
Tax benefit related to stock based compensation	$122	$132

Construction in progress included in trade accounts payable	$—	$28

Unrealized investment holding losses	$(9,628)	$(1,244)

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

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

Recently Adopted Accounting Pronouncements

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

	Three months ended January 31, 2014				Three months ended January 31, 2013
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$89,364	$—	$—	$89,364	$74,082	$—	$—	$74,082
Tomatoes	6,506	—	—	6,506	6,961	—	—	6,961
Papayas	3,285	—	—	3,285	3,234	—	—	3,234
Pineapples	897	—	—	897	1,019	—	—	1,019
Other fresh products	64	—	—	64	63	—	—	63
Food service	—	9,971	—	9,971	—	9,924	—	9,924
Retail and club	—	5,522	56,533	62,055	—	4,660	43,278	47,938

Total gross sales	100,116	15,493	56,533	172,142	85,359	14,584	43,278	143,221
Less sales incentives	(394)	(2,637)	(946)	(3,977)	(292)	(2,654)	(776)	(3,722)

Net sales	$99,722	$12,856	$55,587	$168,165	$85,067	$11,930	$42,502	$139,499

	Fresh products	Calavo Foods	RFG	Total
	(All amounts are presented in thousands)
Three months ended January 31, 2014
Net sales	$99,722	$12,856	$55,587	$168,165
Cost of sales	93,514	10,262	50,699	154,475

Gross margin	$6,208	$2,594	$4,888	$13,690

Three months ended January 31, 2013
Net sales	$85,067	$11,930	$42,502	$139,499
Cost of sales	78,298	8,842	39,235	126,375

Gross margin	$6,769	$3,088	$3,267	$13,124

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

For the three months ended January 31, 2014 and 2013, inter-segment sales and cost of sales for Fresh products totaling $9.0 million and $9.8 million were eliminated in consolidation. For three months ended January 31, 2014 and 2013, inter-segment sales and cost of sales for Calavo Foods totaling $3.7 million and $3.1 million were eliminated in consolidation.

3.	Inventories

Inventories consist of the following (in thousands):

	January 31, 2014	October 31, 2013
Fresh fruit	$13,842	$13,928
Packing supplies and ingredients	5,377	5,511
Finished prepared foods	8,440	9,234

	$27,659	$28,673

During the three months ended January 31, 2014 and 2013, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.

4.	Related party transactions

Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended January 31, 2014 and 2013, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.4 million and $0.3 million. Accounts payable to these Board members were $0.3 million and $3.3 million at January 31, 2014 and October 31, 2013.

During the first quarter of fiscal 2014 and 2013, we received $0.1 million as dividend income from Limoneira.

The three previous owners and current executives of RFG have a majority ownership of certain entities that provide various services to RFG. RFG’s California operating facility leases a building from LIG partners, LLC (LIG) pursuant to an operating lease. LIG is majority owned by an entity owned by such three executives of RFG. For the three months ended January 31, 2014 and 2013, total rent paid to LIG was $0.1 million. RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease. THNC is majority owned by an entity owned by such three executives of RFG. For the three months ended January 31, 2014, total rent paid to THNC was $0.1 million. Additionally, RFG sells cut produce and purchases raw materials, obtains transportation services, and shares costs for certain utilities with Third Coast Fresh Distribution (Third Coast). Third Coast is majority owned by an entity owned by such three executives of RFG. For the three months ended January 2014 and 2013, total sales made to Third Coast were $0.2 million and $1.1 million. For the three months ended January 31, 2014 and 2013, total purchases made from Third Coast were $0.1 million and $0.5 million. Amounts due from Third Coast were $0.9 million and $1.0 million as of January 31, 2014 and October 31, 2013. Amounts due to Third Coast were less than $0.1 million as of January 31, 2014 and October 31, 2013.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

5.	Other assets

Other assets consist of the following (in thousands):

	January 31, 2014	October 31, 2013
Intangibles, net	$6,930	$7,272
Grower advances	864	938
Loan to Agricola Belher	1,690	1,690
Loan to FreshRealm members	287	283
Notes receivable from San Rafael	1,517	1,594
Other	746	570

	$12,034	$12,347

Intangible assets consist of the following (in thousands):

		January 31, 2014			October 31, 2013
	Weighted- Average Useful Life	Gross Carrying Value	Accum. Amortization	Net Book Value	Gross Carrying Value	Accum. Amortization	Net Book Value
Customer list/relationships	8.0 years	$7,640	$(2,603)	$5,037	$7,640	$(2,364)	$5,276
Trade names	8.4 years	2,760	(1,702)	1,058	2,760	(1,636)	1,124
Trade secrets/recipes	12.6 years	630	(164)	466	630	(137)	493
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(173)	94	267	(163)	104

Intangibles, net		$11,572	$(4,642)	$6,930	$11,572	$(4,300)	$7,272

We anticipate recording amortization expense of approximately $1.0 million for the remainder of fiscal 2014, with $1.3 million of amortization expense for fiscal year 2015. We anticipate recording amortization expense of approximately $1.2 million for fiscal year 2016. We anticipate recording amortization expense of approximately $1.1 million for fiscal years 2017 through 2018. We anticipate recording amortization expense of approximately $0.8 million for fiscal year 2019 through 2023.

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

On January 9, 2014, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares). These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $32.49. On January 1, 2015, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable. These shares were granted pursuant to our 2011 Management Incentive Plan.

On January 27, 2014, our executive officers were granted a total of 10,774 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $30.50. These shares vest in one-third increments, on an annual basis, beginning January 1, 2015.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2013	27	$15.79	—
Exercised	(1)	$14.58	—

Outstanding at January 31, 2014	26	$15.84	$791

Exercisable at January 31, 2014	22	$15.28	$671

At January 31, 2014, outstanding stock options had a weighted-average remaining contractual term of 4.3 years. At January 31, 2014, exercisable stock options had a weighted-average remaining contractual term of 4.0 years. The total recognized stock-based compensation expense was insignificant for the three months ended January 31, 2014.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2013	20	$22.64	—
Outstanding at January 31, 2014	20	$22.64	$149

Exercisable at January 31, 2014	6	$22.36	$46

At January 31, 2014, outstanding stock options had a weighted-average remaining contractual term of 6.4 years. At January 31, 2014, exercisable stock options had a weighted-average remaining contractual term of 4.5 years. The total recognized stock-based compensation expense was $0.1 million for the three months ended January 31, 2014.

7.	Other events

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

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

The following table sets forth our financial assets and liabilities as of January 31, 2014 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$35,902	—	—	$35,902

Total assets at fair value	$35,902	$—	$—	$35,902

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. At January 31, 2014 we own approximately 12% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at January 31, 2014 and October 31, 2013 equaled $20.77 per share and $26.34 per share. Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding losses arising during the quarters ended January 31, 2014 and 2013 were $9.6 million and $1.2 million.

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Liabilities at fair value:
Salsa Lisa contingent consideration(2)	—	—	$685	$685

Total liabilities at fair value	$—	$—	$685	$685

(2)	On at least an annual basis, we revalue the contingent consideration obligations to their fair value and record increases or decreases in the fair value into selling, general and administrative expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given period. The total revalue adjustment of the contingent consideration during the three months ended January 31, 2013 totaled $1.2 million. No revalue adjustments were necessary during the three months ended January 31, 2014.

The following is a reconciliation of the beginning and ending amounts of the contingent consideration for Salsa Lisa and RFG:

	Balance at October 31, 2013	Interest	Revalue Adjustment	Balance January 31, 2014
	(All amounts are presented in thousands)
Salsa Lisa contingent consideration	$676	$9	$—	$685

Total	$676	$9	$—	$685

	Balance at October 31, 2012	Interest	Revalue Adjustment	Balance January 31, 2013
	(All amounts are presented in thousands)
Salsa Lisa contingent consideration	$857	$12	$—	$869
RFG contingent consideration(1)	2,322	23	1,245	3,590

Total	$3,179	$35	$1,245	$4,459

(1)	We have amended our acquisition agreement with RFG in regards to the cash payment portion of the Stage II & III earnouts. See Note 16 of the most recently filed 10-K for more information.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

9.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to the Salsa Lisa acquisition and FreshRealm, LLC (in thousands).

Salsa Lisa noncontrolling interest	Three months ended January 31, 2014	Three months ended January 31, 2013
Noncontrolling interest, beginning	$121	$357
Loss attributable to noncontrolling interest of Salsa Lisa	(190)	(26)

Noncontrolling interest, ending	$(69)	$331

FreshRealm noncontrolling interest	Three months ended January 31, 2014	Three months ended January 31, 2013
Noncontrolling interest, beginning	$(6)	$—
Loss attributable to noncontrolling interest of FreshRealm	(310)	—

Noncontrolling interest, ending	$(316)	$—

Since it has not commenced principal operations, FreshRealm is currently considered a developmental stage entity. For the three months ended January 31, 2014, FreshRealm has incurred $0.5 million in expenses, which has been recorded in selling, general and administrative. Since its creation, FreshRealm has had $2.4 million in cumulative losses.

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

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended October 31, 2013 of Calavo Growers, Inc. (we, Calavo, or the Company).

Recent Developments

Dividend payment

On December 12, 2013, we paid a $0.70 per share dividend in the aggregate amount of $11.0 million to shareholders of record on November 29, 2013.

Net Sales

The following table summarizes our net sales by business segment for each of the three-month periods ended January 31, 2014 and 2013:

	Three months ended January 31,
(in thousands)	2014	Change	2013
Net sales to third-parties:
Fresh products	$99,722	17.2%	$85,067
Calavo Foods	12,856	7.8%	11,930
RFG	55,587	30.8%	42,502

Total net sales	$168,165	20.5%	$139,499

As a percentage of net sales:
Fresh products	59.3%		60.9%
Calavo Foods	7.6%		8.6%
RFG	33.1%		30.5%

	100.0%		100.0%

Net sales for the first quarter of fiscal 2014, compared to fiscal 2013, increased by $28.7 million, or 20.5%. The increase in sales, when compared to the same corresponding prior year period, is related to an increase in sales across all segments. We experienced an increase in RFG sales during the first quarter of fiscal 2014, which was due primarily to increased sales from cut fruit and vegetables platters, as well as an increase in sales of Deli products. We experienced an increase in Fresh product sales during the first quarter of fiscal 2014, which was due primarily to increased sales of Mexican and Chilean sourced avocados. Partially offsetting this increase in Fresh product sales, however, was a decrease in sales of California sourced avocados. We experienced an increase in our Calavo Foods segment during the first quarter of fiscal 2014, which was due primarily to an increase in the sales of our guacamole products. While the procurement of fresh avocados related to our Fresh products segment is very seasonal, our Calavo Foods business is generally not subject to a seasonal effect.

Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Net sales delivered by the Fresh products business increased by approximately $14.7 million, or 17.2%, for the first quarter of fiscal 2014, when compared to the same period for fiscal 2013. As discussed above, this increase in Fresh product sales during the first quarter of fiscal 2014 was primarily related to increased sales of Mexican and Chilean sourced avocados. These increases were partially offset, however, by decreased sales from California sourced avocados. See details below.

Sales of Mexican sourced avocados increased $15.2 million, or 21.4% for the first quarter of 2014, when compared to the same prior year period. The increase in Mexican sourced avocados was primarily due to an increase in the sales price per carton, which increased by approximately 22.1%. We attribute this increase primarily to a lower overall volume of avocados in the marketplace, and an overall increase in the demand of avocados. Partially offsetting this increase, however, was a decrease in the pounds sold, which decreased by approximately 0.4 million pounds of avocados sold, or 0.5%, when compared to the same prior year period.

Sales of Chilean sourced avocados increased $1.5 million for the first quarter of 2014, when compared to the same prior year period. The increase in Chilean sourced avocados was due to an increased in pounds sold. Chilean sourced avocados sales reflect an increased in 1.4 million pounds of avocados sold, when compared to the same prior year period. This increase in sales is due to the lower availability of other avocado sources, and an increased focus on obtaining an increased supply of avocados from more diversified sources.

Partially offsetting such increases was a decrease in sales of California sourced avocados, which decreased $1.5 million, or 47.8% for the first quarter of 2014, when compared to the same prior year period. The decrease in California sourced avocados was due to a decrease in pounds sold. California sourced avocados sales reflect a decrease in 1.9 million pounds of avocados sold, or 57.1%, when compared to the same prior year period. We attribute most of this decrease in volume to the cyclically smaller California avocado crop expected for fiscal 2014. Partially offsetting this decrease, however, was the increase in the sales price per carton, which increased by approximately 21.5%. We attribute this increase primarily to a lower overall volume of avocados in the marketplace, and an overall increase in the demand of avocados.

Sales of tomatoes decreased $0.5 million, or 6.5%, for the first quarter of fiscal 2014, when compared to the same period for fiscal 2013. The decrease in sales for tomatoes is primarily due to a decrease in the number of cartons sold, partially offset by an increase in the per carton selling price. Both of these changes are primarily related to a decrease in grade 2 tomatoes being shipped to US marketplace in the first quarter of fiscal 2014, as compared to the same prior year period.

We anticipate that California avocado sales will experience an increase during our second fiscal quarter of 2014, as compared to the first quarter of 2014. Additionally, we believe that the sales volume of California grown avocados will decrease in second quarter of fiscal 2014, when compared to the same prior year period. This decrease is due to the aforementioned, expected, cyclically smaller avocado crop.

We anticipate that net sales related to tomatoes will increase during our second fiscal quarter of 2014, as compared to the first fiscal quarter of 2014. We anticipate that sales of Mexican grown avocados will increase in the second quarter of fiscal 2014, when compared to the same prior year period, due to higher volume of avocados in the marketplace.

Calavo Foods

Sales for Calavo Foods for the quarter ended January 31, 2014, when compared to the same period for fiscal 2013, increased $0.9 million, or 7.8%. This increase is due to an increase in sales of prepared guacamole products which increased approximately $1.1 million, or 10.2%, in the first quarter of fiscal year 2014, when compared to the same prior year period. Partially offsetting these increases, is a decrease of sales of Calavo Tortilla Chips of $0.1 million or 51.6% and Calavo Salsa Lisa products of $0.1 million or 19.4%. The increase in sales of prepared guacamole was primarily related to an increase in overall pounds sold, which increased 1.0 million pounds, or 20.8%, partially offset by a decrease in the average net selling price per pound for both our frozen guacamole products and our refrigerated guacamole products of approximately 6.4%.

RFG

Sales for RFG for the quarter ended January 31, 2014, when compared to the same period for fiscal 2013, increased $13.1 million, or 30.8%. This increase is due primarily to increased sales from packaged fresh cut fruit, packaged fresh cut vegetables and fresh prepared and packaged deli style salads, sandwiches and wraps. The overall increase in sales is primarily due to an increase in sales volume. Collectively, cut fruit, cut vegetable, and deli product sales increased 4.9 million units, or 29.6%. We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative packaged fresh food products that we offer.

Gross Margins

The following table summarizes our gross margins and gross profit percentages by business segment for each of the three-month periods ended January 31, 2014 and 2013:

	Three months ended January 31,
(in thousands)	2014	Change	2013
Gross margins:
Fresh products	$6,208	(8.3)%	$6,769
Calavo Foods	2,594	(16.0)%	3,088
RFG	4,888	49.6%	3,267

Total gross margins	$13,690	4.3%	$13,124

Gross profit percentages:
Fresh products	6.2%		8.0%
Calavo Foods	20.2%		25.9%
RFG	8.8%		7.7%
Consolidated	8.1%		9.4%

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $0.6 million, or 4.3%, for the first quarter of fiscal 2014 when compared to the same period for fiscal 2013. This increase was primarily attributable to our RFG segment.

During our first fiscal quarter of 2014, as compared to the same prior year period, the decrease in our Fresh products segment gross margin percentage was primarily related to higher Mexican sourced avocado fruit costs year-over-year. We were able to increase the selling prices of Mexican sourced avocados, but not at the same rate at which fruit costs increased. The net effect of these negatively impacted gross margins. In addition, our gross margin percentage decreased further due to the decrease in pounds sold of California sourced avocados, compared to the same period in fiscal 2013. We attribute most of this decrease in volume to the cyclically smaller California avocado crop expected for fiscal 2014.

The Calavo Foods segment gross margin percentage during our first fiscal quarter of 2014, when compared to the same prior year period, decreased primarily due an increase in the fruit cost per pound by approximately 24.7%. In addition, gross margins decreased due to an increase in sales of frozen, high volume but low margin customers. Partially offsetting these decreases to the gross margin percentage was a decrease in the production cost per pound by approximately 1.8%. Production costs per pound decreased due to an overall increase in the pounds produced in the first quarter of 2014, compared to the same prior year period. In addition, the strengthening of the U.S. Dollar compared to the Mexican Peso, decreased our per pound costs. We anticipate that the gross margin percentage for our Calavo Foods segment will continue to experience significant fluctuations during this fiscal year primarily due to the uncertainty of the cost of fruit that will be used in the production process. In addition, any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products and Calavo Foods segments.

The RFG segment gross margin percentage during our first fiscal quarter of 2014, when compared to the same prior year period, increased primarily as a result of lower operating costs due to an overall increase in units of products produced. Sales for RFG for the quarter ended January 31, 2014, when compared to the same period for fiscal 2013, increased $13.1 million, or 30.8%. The increase in production to support such increase in sales had the effect of decreasing our per pound operating costs, which, as a result, positively impacted gross margins.

Selling, General and Administrative

	Three months ended January 31,
(in thousands)	2014	Change	2013
Selling, general and administrative	$8,272	(6.2)%	$8,821
Effective tax rate	4.9%		5.2%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses decreased $0.5 million, or 6.2%, for the three months ended January 31, 2014, when compared to the same period for fiscal 2013. This decrease was primarily to lower corporate costs, including, but not limited to, a revalue adjustment on contingent consideration related to the acquisition of RFG in the prior year, with none occurring in the current year (totaling approximately $1.2 million), and promotions and advertising (totaling approximately $0.1 million), partially offset by increases due to the start-up operations of FreshRealm (totaling approximately $0.5 million), salaries (totaling approximately $0.1 million), employee benefits (totaling approximately $0.1 million), and legal fees (totaling approximately $0.1 million).

Provision for Income Taxes

	Three months ended January 31,
(in thousands)	2014	Change	2013
Provision for income taxes	$1,822	20.8%	$1,508
Effective tax rate	34.4%		36.0%

For the first three months of fiscal 2014, our provision for income taxes was $1.8 million, as compared to $1.5 million for the comparable prior year period. We expect our effective tax rate to be approximately 34% during fiscal 2014. The expected lower tax rate, compared to prior year, is due to tax benefits related to the shift of income between tax jurisdictions and tax credits received through California’s Enterprise Zone Hiring Credit Program and research and development. See Note 10 of the most recently filed 10-K for more information.

Liquidity and Capital Resources

Cash used by operating activities was $6.6 million for the three months ended January 31, 2014, compared to $1.4 million provided by operations for the similar period in fiscal 2013. Operating cash flows for the three months ended January 31, 2014 reflect our net income of $3.5 million, net non-cash charges (depreciation and amortization, stock compensation expense, interest on deferred consideration, revalue adjustments on contingent consideration and income from unconsolidated entities) of $1.8 million and net of cash used in the components of our operating capital of approximately $11.9 million.

Cash used in operations caused by working capital changes, when compared to October 31, 2013, includes a net decrease in payable to growers of $9.8 million, a net increase in accounts receivable of $5.0 million, a net increase in prepaid and other current assets of $1.2 million, a net increase in advances to suppliers of $0.2 million, a net increase in other assets of $0.1 million, and a net increase in income tax receivable of $0.1 million, partially offset by, an increase in trade accounts payable and accrued expenses of $3.5 million, and a decrease in inventory of $1.0 million.

The decrease in our payable to growers primarily reflects a decrease in California fruit delivered in the month of January 2014, as compared to October 31, 2013. The increase in our accounts receivable, as of January 31, 2014, when compared to October 31, 2013, primarily reflects higher sales recorded in the month of January 2014, as compared to October 2013. The increase in accounts payable and accrued expenses is primarily related to an increase in our payables related to tomatoes and Mexican avocados. The decrease in inventory is primarily related to a decrease of inventory on hand at January 31, 2014 compared to October 31, 2013.

Cash used in investing activities was $1.8 million for the three months ended January 31, 2014 and related principally to the purchase of property, plant and equipment items.

Cash provided by financing activities was $6.7 million for the three months ended January 31, 2014, which related principally to borrowings on our credit facilities totaling $18.7 million, partially offset by the payment of our $11.0 million dividend and payments on long-term obligations if $1.0 million.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of January 31, 2014 and October 31, 2013 totaled $6.3 million and $8.0 million. Our working capital at January 31, 2014 was $14.9 million, compared to $12.4 million at October 31, 2013.

We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. expire in February 2016. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.7% at January 31, 2014 and October 31, 2013. Under these credit facilities, we had $52.7 million and $34.0 million outstanding as January 31, 2014 and October 31, 2013. These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined). We were in compliance with all such covenants at January 31, 2014.

Contractual Obligations

There have been no material changes to our contractual commitments from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2013 For a summary of the contractual commitments at October 31, 2013, see Part II, Item 7, in our 2013 Annual Report on Form 10-K.

Impact of Recently Issued Accounting Pronouncements

See footnote 1 to the unaudited consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2014.

	Expected maturity date January 31,
(All amounts in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$6,346	$—	$—	$—	$—	$—	$6,346	$6,346
Accounts receivable (1)	60,060	—	—	—	—	—	60,060	60,060
Advances to suppliers (1)	3,419	—	—	—	—	—	3,419	3,419

Liabilities
Payable to growers (1)	$4,720	$—	$—	$—	$—	$—	$4,720	$4,720
Accounts payable (1)	12,330	—	—	—	—	—	12,330	12,330
Current borrowings pursuant to credit facilities (1)	52,690	—	—	—	—	—	52,690	52,690
Fixed-rate long-term obligations (2)	5,245	5,079	1,374	103	92	193	12,086	12,274

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.
(2)	Fixed-rate long-term obligations bear interest rates ranging from 1.7% to 5.7% with a weighted-average interest rate of 3.0%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $207,000.

Except as disclosed with the acquisition of Calavo Salsa Lisa and RFG (and related amendments), we were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. We do not anticipate using derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates during fiscal 2014. Total foreign currency gains for the three months ended January 31, 2014, and 2013, net of losses, was $0.2 million and $0.1 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results of operations.

ITEM 6. EXHIBITS

10.1	Restricted Stock Award Agreement, dated January 9, 2014.

10.2	Restricted Stock Award Agreement, dated January 27, 2014.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January, 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of January 31, 2014 and October 31, 2013; (2) Consolidated Condensed Statements of Income for the three months ended January 31, 2014 and 2013; (3) Consolidated Condensed Statements of Comprehensive Income for the three ended January 31, 2014 and 2013; (4) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2014 and 2013; and (5) Notes to Unaudited Condensed Financial Statements.

(1) SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: March 11, 2014	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 11, 2014	By	/s/ Arthur J. Bruno
Arthur J. Bruno
Chief Operating Officer, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Restricted Stock Award Agreement, dated January 9, 2014.

10.2	Restricted Stock Award Agreement, dated January 27, 2014.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January, 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of January 31, 2014 and October 31, 2013; (2) Consolidated Condensed Statements of Income for the three months ended January 31, 2014 and 2013; (3) Consolidated Condensed Statements of Comprehensive Income for the three ended January 31, 2014 and 2013; (4) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2014 and 2013; and (5) Notes to Unaudited Condensed Financial Statements.