Form 10-Q
period 2014-04-30
CALAVO GROWERS INC
filed 2014-06-06
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Registrant’s number of shares of common stock outstanding as of April 30, 2014 was 15,760,405

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

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	April 30,	October 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$19,914	$8,019
Accounts receivable, net of allowances of $2,789 (2014) and $1,697 (2013)	64,093	55,060
Inventories, net	32,261	28,673
Prepaid expenses and other current assets	13,528	10,757
Advances to suppliers	39	3,213
Income taxes receivable	773	2,013
Deferred income taxes	1,995	1,995

Total current assets	132,603	109,730
Property, plant, and equipment, net	55,568	52,649
Investment in Limoneira Company	39,705	45,531
Investment in unconsolidated entities	1,533	1,420
Goodwill	18,262	18,262
Other assets	11,436	12,347

	$259,107	$239,939

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$19,117	$14,490
Trade accounts payable	15,850	11,699
Accrued expenses	22,568	20,939
Short-term borrowings	41,030	33,990
Dividend payable	—	11,004
Current portion of long-term obligations	5,321	5,258

Total current liabilities	103,886	97,380
Long-term liabilities:
Long-term obligations, less current portion	5,801	7,792
Deferred income taxes	3,922	6,194

Total long-term liabilities	9,723	13,986
Commitments and contingencies
Noncontrolling interest, Calavo Salsa Lisa	(104)	121
Shareholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized; 15,760 (2014) and 15,720 (2013) shares issued and outstanding	15	15
Additional paid-in capital	65,358	59,376
Accumulated other comprehensive income	9,861	13,414
Noncontrolling interest, FreshRealm	4,031	(6)
Retained earnings	66,337	55,653

Total shareholders’ equity	145,602	128,452

	$259,107	$239,939

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended April 30,		Six months ended April 30,
	2014	2013	2014	2013
Net sales	$194,894	$166,336	$363,059	$305,835
Cost of sales	175,917	154,800	330,392	281,175

Gross margin	18,977	11,536	32,667	24,660
Selling, general and administrative	9,111	8,190	17,383	17,011

Operating income	9,866	3,346	15,284	7,649
Interest expense	(292)	(317)	(548)	(569)
Other income, net	270	235	405	373

Income before provision for income taxes	9,844	3,264	15,141	7,453
Provision for income taxes	3,432	1,071	5,254	2,579

Net income	6,412	2,193	9,887	4,874
Add: Net loss attributable to noncontrolling interest	298	20	798	46

Net income attributable to Calavo Growers, Inc.	$6,710	$2,213	$10,685	$4,920

Calavo Growers, Inc.’s net income per share:
Basic	$0.43	$0.15	$0.68	$0.33

Diluted	$0.43	$0.15	$0.68	$0.33

Number of shares used in per share computation:
Basic	15,755	14,819	15,740	14,827

Diluted	15,764	14,839	15,750	14,846

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three months ended April 30,		Six months ended April 30,
	2014	2013	2014	2013
Net income	$6,412	$2,193	$9,887	$4,874

Other comprehensive income (loss), before tax:
Unrealized holding income (loss) on available for sales investments arising during period	3,803	(5,393)	(5,825)	(6,638)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(1,483)	2,103	2,272	2,589

Other comprehensive income (loss), net of tax	2,320	(3,290)	(3,553)	(4,049)

Comprehensive income (loss)	8,732	(1,097)	6,334	825

Add: Net loss – noncontrolling interest	298	20	798	46

Comprehensive income (loss) – Calavo Growers, Inc.	$9,030	$(1,077)	$7,132	$871

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended April 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$9,887	$4,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,378	3,293
Income from unconsolidated entities	12	—
Interest on contingent consideration	18	84
Revalue adjustment on contingent consideration	—	1,444
Stock-based compensation expense	303	191
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(9,033)	(20,479)
Inventories, net	(3,588)	(2,486)
Prepaid expenses and other current assets	(2,771)	(1,349)
Advances to suppliers	3,174	2,338
Income taxes receivable	1,415	(113)
Other assets	78	143
Payable to growers	4,628	10,516
Trade accounts payable and accrued expenses	5,762	5,027

Net cash provided by operating activities	13,263	3,483
Cash Flows from Investing Activities:
Acquisitions property, plant, and equipment	(5,464)	(3,092)
Investment in unconsolidated entity	(125)	—

Net cash used in investing activities	(5,589)	(3,092)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(11,005)	(9,646)
Proceeds on revolving credit facilities, net	7,040	14,970
Payments on long-term obligations	(1,928)	(1,611)
Retirement of common stock	—	(4,788)
Proceeds from issuance of FreshRealm stock	10,000	—
Exercise of stock options	114	700

Net cash provided by (used in) financing activities	4,221	(375)

Net increase in cash and cash equivalents	11,895	16
Cash and cash equivalents, beginning of period	8,019	7,103

Cash and cash equivalents, end of period	$19,914	$7,119

Noncash Investing and Financing Activities:
Tax benefit related to stock based compensation	$175	$208

Collection on Beltran Infrastructure Advance	$—	$1,690

Unrealized investment holding losses	$(5,825)	$(6,638)

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

In July 2013, the FASB issued a standard to clarify the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists as of the reporting date. This guidance is effective for annual reporting periods beginning after December 15, 2013. The adoption of this amendment will not have a material effect on our financial statements.

2. Information regarding our operations in different segments

We report our operations in three different business segments: (1) Fresh products, (2) Calavo Foods, and (3) RFG. These three business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. The Fresh products segment includes all operations that involve the distribution of avocados and other fresh produce products. The Calavo Foods segment represents all operations related to the purchase, manufacturing, and distribution of prepared products, including guacamole and salsa. The RFG segment represents all operations related to the manufacturing and distribution of fresh-cut fruit, ready-to-eat vegetables, recipe-ready vegetables and deli meat products. Since it has not commenced principal operations, FreshRealm, LLC (FreshRealm) is currently considered in its development stage. Once principal operations commence, FreshRealm is expected to become our fourth segment. Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate. We do not allocate assets, or specifically identify them to, our operating segments. The following table sets forth sales by product category, by segment (in thousands):

	Three months ended April 30, 2014				Three months ended April 30, 2013
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$106,713	$—	$—	$106,713	$95,203	$—	$—	$95,203
Tomatoes	12,590	—	—	12,590	12,375	—	—	12,375
Papayas	3,139	—	—	3,139	3,146	—	—	3,146
Pineapples	1,858	—	—	1,858	2,152	—	—	2,152
Other fresh products	80	—	—	80	150	—	—	150
Food service	—	12,674	—	12,674	—	10,578	—	10,578
Retail and club	—	5,533	56,339	61,872	—	4,311	42,388	46,699

Total gross sales	124,380	18,207	56,339	198,926	113,026	14,889	42,388	170,303
Less sales incentives	(428)	(3,090)	(514)	(4,032)	(538)	(2,685)	(744)	(3,967)

Net sales	$123,952	$15,117	$55,825	$194,894	$112,488	$12,204	$41,644	$166,336

	Six months ended April 30, 2014				Six months ended April 30, 2013
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$196,077	$—	$—	$196,077	$169,285	$—	$—	$169,285
Tomatoes	19,096	—	—	19,096	19,336	—	—	19,336
Papayas	6,424	—	—	6,424	6,380	—	—	6,380
Pineapples	2,755	—	—	2,755	3,171	—	—	3,171
Other fresh products	144	—	—	144	213	—	—	213
Food service	—	22,645	—	22,645	—	20,502	—	20,502
Retail and club	—	11,055	112,872	123,927	—	8,971	85,666	94,637

Total gross sales	224,496	33,700	112,872	371,068	198,385	29,473	85,666	313,524
Less sales incentives	(822)	(5,727)	(1,460)	(8,009)	(830)	(5,339)	(1,520)	(7,689)

Net sales	$223,674	$27,973	$111,412	$363,059	$197,555	$24,134	$84,146	$305,835

	Fresh products	Calavo Foods	RFG	Total
Three months ended April 30, 2014
Net sales	$123,952	$15,117	$55,825	$194,894
Cost of sales	114,269	11,294	50,354	175,917

Gross margin	$9,683	$3,823	$5,471	$18,977

Three months ended April 30, 2013
Net sales	$112,488	$12,204	$41,644	$166,336
Cost of sales	108,422	7,901	38,477	154,800

Gross margin	$4,066	$4,303	$3,167	$11,536

For the three months ended April 30, 2014 and 2013, inter-segment sales and cost of sales for Fresh products totaling $8.6 million and $8.8 million were eliminated. For the three months ended April 30, 2014 and 2013, inter-segment sales and cost of sales for Calavo Foods totaling $3.9 million and $3.4 million were eliminated.

	Fresh products	Calavo Foods	RFG	Total
Six months ended April 30, 2014
Net sales	$223,674	$27,973	$111,412	$363,059
Cost of sales	207,783	21,558	101,051	330,392

Gross margin	$15,891	$6,415	$10,361	$32,667

Six months ended April 30, 2013
Net sales	$197,555	$24,134	$84,146	$305,835
Cost of sales	186,720	16,743	77,712	281,175

Gross margin	$10,835	$7,391	$6,434	$24,660

For the six months ended April 30, 2014 and 2013, inter-segment sales and cost of sales for Fresh products totaling $17.6 million and $18.5 million were eliminated. For the six months ended April 30, 2014 and 2013, inter-segment sales and cost of sales for Calavo Foods totaling $7.6 million and $6.5 million were eliminated.

3. Inventories

Inventories consist of the following (in thousands):

	April 30, 2014	October 31, 2013
Fresh fruit	$18,216	$13,928
Packing supplies and ingredients	6,249	5,511
Finished prepared foods	7,796	9,234

	$32,261	$28,673

During the three and six-month periods ended April 30, 2014, we recorded $0.3 million in provisions to reduce our inventories to the lower of cost or market. During the three and six-month periods ended April 30, 2013, we were not required to and did not record any provisions to reduce our inventories to the lower of cost or market.

4. Related party transactions

Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended April 30, 2014 and 2013, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.8 million and $6.1 million. During the six months ended April 30, 2014 and 2013, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $1.2 million and $6.4 million. Amounts payable to these board members were $0.6 million and $3.3 million as of April 30, 2014 and October 31, 2013.

During the three and six months ended April 30, 2014 and 2013, we received $0.1 million as dividend income from Limoneira Company (Limoneira).

The three previous owners and current executives of RFG have a majority ownership of certain entities that provide various services to RFG. RFG’s California operating facility leases a building from LIG partners, LLC (LIG) pursuant to an operating lease. LIG is majority owned by an entity owned by such three executives of RFG. For the three months ended April 30, 2014 and 2013, total rent paid to LIG was $0.1 million. For the six months ended April 30, 2014 and 2013, total rent paid to LIG was $0.3 million. RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease. THNC is majority owned by an entity owned by such three executives of RFG. For the three months ended April 30, 2014 and 2013, total rent paid to THNC was $0.1 million. For the six months ended April 30, 2014 and 2013, total rent paid to THNC was $0.2 million. Additionally, RFG sells cut produce and purchases raw materials, obtains transportation services, and shares costs for certain utilities with Third Coast Fresh Distribution (Third Coast). Third Coast is majority owned by an entity owned by such three executives of RFG. For the three months ended April 30, 2014 and 2013, total sales made to Third Coast were $0.3 million and $0.6 million. For the six months ended April 30, 2014 and 2013, total sales made to Third Coast were $0.5 million and $1.6 million. For the three months April 30, 2014 and 2013, total purchases made from Third Coast were less than $0.1 million and $0.2 million. For the six months April 30, 2014 and 2013, total purchases made from Third Coast were $0.1 million and $1.0 million. Amounts due from Third Coast were $0.3 million and $1.0 million at April 30, 2014 and October 31, 2013. Amounts due to Third Coast were less than $0.1 million at April 30, 2014 and October 31, 2013.

5. Other assets

Other assets consist of the following (in thousands):

	April 30, 2014	October 31, 2013
Intangibles, net	$6,587	$7,272
Grower advances	790	938
Loan to Agricola Belher	1,690	1,690
Loan to FreshRealm members	290	283
Notes receivable from San Rafael	1,441	1,594
Other	638	570

	$11,436	$12,347

Intangible assets consist of the following (in thousands):

	April 30, 2014				October 31, 2013
	Weighted- Average Useful Life	Gross Carrying Value	Accum. Amortization	Net Book Value	Gross Carrying Value	Accum. Amortization	Net Book Value
Customer list/relationships	8.0 years	$7,640	$(2,843)	$4,797	$7,640	$(2,364)	$5,276
Trade names	8.4 years	2,760	(1,768)	992	2,760	(1,636)	1,124
Trade secrets/recipes	12.6 years	630	(190)	440	630	(137)	493
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(184)	83	267	(163)	104

Intangibles, net		$11,572	$(4,985)	$6,587	$11,572	$(4,300)	$7,272

We anticipate recording amortization expense of approximately $0.7 million for the remainder of fiscal 2014, with $1.3 million of amortization expense for fiscal year 2015, $1.2 million for fiscal year 2016, $1.1 million for each of the fiscal years 2017 and 2018, and $0.9 million for years thereafter, through fiscal year 2023.

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2013	27	$15.79	—
Exercised	(8)	$14.58	—

Outstanding at April 30, 2014	19	$16.28	$606

Exercisable at April 30, 2014	15	$15.59	$482

At April 30, 2014, outstanding stock options had a weighted-average remaining contractual term of 4.1 years. At April 30, 2014, exercisable stock options had a weighted-average remaining contractual term of 3.7 years. The total recognized stock-based compensation expense was insignificant for the three months ended April 30, 2014.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2013	20	$22.64	—
Outstanding at April 30, 2014	20	$22.64	$169

Exercisable at April 30, 2014	6	$22.36	$52

At April 30, 2014, outstanding stock options had a weighted-average remaining contractual term of 6.1 years. At April 30, 2014, exercisable stock options had a weighted-average remaining contractual term of 4.2 years. The total recognized stock-based compensation expense was $0.2 million and $0.3 million for the three and six months ended April 30, 2014.

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

The following table sets forth our financial assets and liabilities as of April 30, 2014 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$39,705	$—	$—	$39,705

Total assets at fair value	$39,705	$—	$—	$39,705

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 12% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at April 30, 2014 and October 31, 2013 equaled $22.97 per share and $26.34 per share. Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding income arising during the three months ended April 30, 2014 was $3.8 million. Unrealized investment holding losses arising during the six months ended April 30, 2014 was $5.8 million.

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Liabilities at fair value:
Salsa Lisa contingent consideration(2)	$—	$—	$694	$694

Total liabilities at fair value	$—	$—	$694	$694

(2)	Each period we revalue the contingent consideration obligations to their fair value and record increases or decreases in the fair value into selling, general and administrative expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given period. No revalue adjustments were necessary during the three and six months ended April 30, 2014.

The following is a reconciliation of the beginning and ending amounts of the contingent consideration for Salsa Lisa:

	Balance at October 31, 2013	Interest	Revalue Adjustment	Balance April 30, 2014
	(All amounts are presented in thousands)
Salsa Lisa contingent consideration	$676	$18	$—	$694

Total	$676	$18	$—	$694

9. Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to the Salsa Lisa acquisition and FreshRealm, LLC (in thousands).

Salsa Lisa noncontrolling interest	Three months ended April 30, 2014	Three months ended April 30, 2013
Noncontrolling interest, beginning	$(69)	$331
Net loss attributable to noncontrolling interest	(35)	(20)

Noncontrolling interest, ending	$(104)	$311

	Six months ended April 30, 2014	Six months ended April 30, 2013
Noncontrolling interest, beginning	$121	$357
Net loss attributable to noncontrolling interest	(225)	(46)

Noncontrolling interest, ending	$(104)	$311

FreshRealm noncontrolling interest	Three months ended April 30, 2014	Three months ended April 30, 2013
Noncontrolling interest, beginning	$(316)	$—
New member contribution	4,610	—
Loss attributable to noncontrolling interest of FreshRealm	(263)	—

Noncontrolling interest, ending	$4,031	$—

	Six months ended April 30, 2014	Six months ended April 30, 2013
Noncontrolling interest, beginning	$(6)	$—
New member contribution	4,610	—
Loss attributable to noncontrolling interest of FreshRealm	(573)	—

Noncontrolling interest, ending	$4,031	$—

Since it has not commenced principal operations, FreshRealm is currently considered in its development stage. For the three and six months ended April 30, 2014, FreshRealm has incurred $0.5 million and $1.0 million in expenses, which has been recorded in selling, general and administrative. For the three and six months ended April 30, 2013, FreshRealm has incurred $0.6 million in expenses. Since its creation, FreshRealm has had $2.9 million in cumulative losses. See Note 10 for a discussion about a change in the ownership percentage and the allocation of noncontrolling interest.

10. FreshRealm, LLC

As of April 30, 2014, we entered into a Second Amended and Restated Limited Liability Company Agreement (Agreement) by and among FreshRealm, and the ownership members of FreshRealm. With this agreement, Impermanence, LLC (Impermanence) was admitted as an ownership member of FreshRealm. Impermanence contributed $10.0 million to FreshRealm for approximately 28.2% ownership. With this contribution, and a new noncontrolling ownership percentage, $4.6 million of this contribution was attributed to noncontrolling interest.

As a result of the admission of Impermanence, Calavo’s ownership was reduced from 71.5% to 50.8%.

Effective April 1, 2014, with this agreement, the first $10.0 million of losses will be allocated solely to Impermanence. As a result, all losses from FreshRealm effective April 1, 2014, will be considered losses attributed to noncontrolling members, and not attributed to Calavo.

FreshRealm is currently considered in its development stage, as planned, principal operations have not commenced. As a result, the company has no sales, or cost of sales. When principal operations commence, FreshRealm is expected to become our fourth segment. For the three and six months ended April 30, 2014, FreshRealm has incurred $0.5 million and $1.0 million in expenses, which has been recorded in selling, general and administrative. For the three and six months ended April 30, 2013, FreshRealm has incurred $0.6 million in expenses.

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

FreshRealm

As of April 30, 2014, we entered into a Second Amended and Restated Limited Liability Company Agreement (Agreement) by and among FreshRealm, and the ownership members of FreshRealm. With this agreement, Impermanence, LLC (Impermanence) was admitted as an ownership member of FreshRealm. Impermanence contributed $10.0 million to FreshRealm for approximately 28.2% ownership. With this contribution, and a new noncontrolling ownership percentage, $4.6 million of this contribution was attributed to noncontrolling interest.

As a result of the admission of Impermanence, Calavo’s ownership was reduced from 71.5% to 50.8%.

Effective April 1, 2014, with this agreement, the first $10.0 million of losses will be allocated solely to Impermanence. As a result, all losses from FreshRealm effective April 1, 2014, will be considered losses attributed to noncontrolling members, and not attributed to Calavo.

FreshRealm is currently considered in its development stage, as planned, principal operations have not commenced. As a result, the company has no sales, or cost of sales. When principal operations commence, FreshRealm is expected to become our fourth segment. For the three and six months ended April 30, 2014, FreshRealm has incurred $0.5 million and $1.0 million in expenses, which has been recorded in selling, general and administrative. For the three and six months ended April 30, 2013, FreshRealm has incurred $0.6 million in expenses.

Net Sales

The following table summarizes our net sales by business segment for each of the three and six-month periods ended April 30, 2014 and 2013:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2014	Change	2013	2014	Change	2013
Net sales to third-parties:
Fresh products	$123,952	10.2%	$112,488	$223,674	13.2%	$197,555
Calavo Foods	15,117	23.9%	12,204	27,973	15.9%	24,134
RFG	55,825	34.1%	41,644	111,412	32.4%	84,146

Total net sales	$194,894	17.2%	$166,336	$363,059	18.7%	$305,835

As a percentage of net sales:
Fresh products	63.6%		67.7%	61.6%		64.6%
Calavo Foods	7.8%		7.3%	7.7%		7.9%
RFG	28.6%		25.0%	30.7%		27.5%

	100.0%		100.0%	100.0%		100.0%

Summary

Net sales for the three months ended April 30, 2014, compared to fiscal 2013, increased by $28.6 million, or 17.2%. Net sales for the six months ended April 30, 2014, compared to fiscal 2013, increased by $57.2 million, or 18.7%. The increases in sales, when compared to the same corresponding prior year periods, are related to increases in sales from all segments. We experienced an increase in RFG sales during the second quarter of fiscal 2014 and the six months ended April 30, 2014, which was due primarily to increased sales from cut fruit and vegetables platters, as well as an increase in sales of deli products. We experienced an increase in Fresh product sales during the second quarter of fiscal 2014 and the six months ended April 30, 2014, which was due primarily to increased sales of Mexican and Chilean sourced avocados. Partially offsetting this increase in Fresh product sales, however, was a decrease in sales of California sourced avocados. We experienced an increase in our Calavo Foods segment during the second quarter of fiscal 2014 and the six months ended April 30, 2014, which was due primarily to an increase in the sales of our guacamole products. While the procurement of fresh avocados related to our Fresh products segment is very seasonal, our Calavo Foods business is generally not subject to a seasonal effect.

Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Second Quarter 2014 vs. Second Quarter 2013

Net sales delivered by the Fresh products business increased by approximately $11.5 million, or 10.2%, for the second quarter of fiscal 2014, when compared to the same period for fiscal 2013. As discussed above, this increase in Fresh product sales during the second quarter of fiscal 2014 was primarily related to increased sales of Mexican and Chilean sourced avocados, partially offset by a decrease in sales from California sourced avocados. See details below.

Sales of Mexican sourced avocados increased $22.5 million, or 32.8%, for the second quarter of 2014, when compared to the same prior year period. The increase in Mexican sourced avocados was primarily due to an increase in the sales price per carton. The increase for the sales price per carton for Mexican sourced avocados increased by approximately 38.0%. We attribute much of this change to a higher demand for avocados and a lower supply in the marketplace. Partially offsetting this increase, however, was a decrease in the pounds sold, which decreased by approximately 2.8 million pounds of avocados sold, or 3.8%, when compared to the same prior year period.

Sales of Chilean sourced avocados increased $1.0 million for the second quarter of 2014, when compared to the same prior year period. The increase in Chilean sourced avocados was due to an increase in pounds sold. Chilean sourced avocados sales reflect an increase of 0.9 million pounds of avocados sold, when compared to the same prior year period. This increase in sales is due to the lower availability of other avocado sources, and an increased focus on obtaining an increased supply of avocados from more diversified sources.

Partially offsetting such increases was a decrease in sales of California sourced avocados, which decreased $11.9 million, or 45.9%, for the second quarter of 2014, when compared to the same prior year period. The decrease in California sourced avocados was due to a decrease in pounds sold. California sourced avocados sales reflect a decrease in 14.1 million pounds of avocados sold, or 56.0%, when compared to the same prior year period. We attribute most of this decrease in volume to the cyclically smaller California avocado crop for fiscal 2014. Partially offsetting this decrease, however, was the increase in the sales price per carton, which increased by approximately 23.0%. We attribute this increase primarily to a lower overall volume of avocados in the marketplace and an overall increase in the demand of avocados.

Six Months Ended 2014 vs. Six Months Ended 2013

Net sales delivered by the Fresh products business increased by approximately $26.1 million, or 13.2%, for the six months ended April 30, 2014, when compared to the same period for fiscal 2013. As discussed above, this increase in Fresh product sales during the six months ended April 30, 2014, was primarily related to increased sales of Mexican and Chilean sourced avocados, partially offset by a decrease in sales from California sourced avocados. See details below.

Sales of Mexican sourced avocados increased $37.7 million, or 27.0%, for the six months ended April 30, 2014, when compared to the same prior year period. The increase in Mexican sourced avocados was primarily due to an increase in the sales price per carton, which increased by approximately 31.3%. We attribute this increase primarily to a lower overall volume of avocados in the marketplace, and an overall increase in the demand of avocados. Partially offsetting this increase, however, was a decrease in the pounds sold, which decreased by approximately 5.0 million pounds of avocados sold, or 3.3%, when compared to the same prior year period.

Sales of Chilean sourced avocados increased $2.5 million for the six months ended April 30, 2014, when compared to the same prior year period. The increase in Chilean sourced avocados was due to an increase in pounds sold. Chilean sourced avocados sales reflect an increase of 2.3 million pounds of avocados sold, when compared to the same prior year period. This increase in sales is due to the lower availability of other avocado sources, and an increased focus on obtaining an increased supply of avocados from more diversified sources.

Partially offsetting such increases was a decrease in sales of California sourced avocados, which decreased $13.4 million, or 46.1% for the six months ended April 30, 2014, when compared to the same prior year period. The decrease in California sourced avocados was due to a decrease in pounds sold. California sourced avocados sales reflect a decrease in 16.0 million pounds of avocados sold, or 56.1%, when compared to the same prior year period. We attribute most of this decrease in volume to the cyclically smaller California avocado crop for fiscal 2014. Partially offsetting this decrease, however, was the increase in the sales price per carton, which increased by approximately 22.7%. We attribute this increase primarily to a lower overall volume of avocados in the marketplace and an overall increase in the demand of avocados.

We anticipate that California avocado sales will experience an increase during our third fiscal quarter of 2014 as compared to the second quarter of 2014. We believe that the sales volume of California grown avocados will decrease in the third quarter of fiscal 2014, when compared to the same prior year period. This decrease is due primarily to a smaller expected California avocado crop.

We anticipate that net sales related to Mexican sourced avocados and tomatoes will decrease during our third fiscal quarter of 2014, as compared to the second fiscal quarter of 2014.

Calavo Foods

Second Quarter 2014 vs. Second Quarter 2013

Sales for Calavo Foods for the quarter ended April 30, 2014, when compared to the same period for fiscal 2013, increased $2.9 million, or 23.9%. This increase is due to an increase in sales of prepared guacamole products which increased approximately $3.0 million, or 25.3%, in the second quarter of fiscal year 2014, when compared to the same prior year period. The increase in sales of prepared guacamole was primarily related to an increase in overall pounds sold, which increased 1.7 million pounds, or 34.1%, partially offset by a decrease in the average net selling price per pound for both our frozen guacamole products and our refrigerated guacamole products of approximately 4.3%, primarily due to a change in the product mix.

Six Months Ended 2014 vs. Six Months Ended 2013

Sales for Calavo Foods for the six months ended April 30, 2014, when compared to the same period for fiscal 2013, increased $3.8 million, or 15.9%. This increase is due to an increase in sales of prepared guacamole products which increased approximately $4.1 million, or 17.9%, for the six months ended April 30, 2014, when compared to the same prior year period. The increase in sales of prepared guacamole was primarily related to an increase in overall pounds sold, which increased 2.6 million pounds, or 26.6%, partially offset by a decrease in the average net selling price per pound for both our frozen guacamole products and our refrigerated guacamole products of approximately 6.4%, primarily due to a change in the product mix.

RFG

Second Quarter 2014 vs. Second Quarter 2013

Sales for RFG for the quarter ended April 30, 2014, when compared to the same period for fiscal 2013, increased $14.2 million, or 34.1%. This increase is due primarily to increased sales from cut fruit and vegetable platters, as well as an increase in sales of deli products. The overall increase in sales is primarily due to an increase in sales volume. Collectively, cut fruit, cut vegetable, and deli product sales increased 4.8 million units, or 28.0%. We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative products that we offer.

Six Months Ended 2014 vs. Six Months Ended 2013

Sales for RFG for the six months ended April 30, 2014, when compared to the same period for fiscal 2013, increased $27.3 million, or 32.4%. This increase is due primarily to increased sales from cut fruit and vegetable platters, as well as an increase in sales of deli products. The overall increase in sales is primarily due to an increase in sales volume. Collectively, cut fruit, cut vegetable, and deli product sales increased 9.8 million units, or 28.8%. We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative products that we offer.

Gross Margins

The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and six-month periods ended April 30, 2014 and 2013:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2014	Change	2013	2014	Change	2013
Gross margins:
Fresh products	$9,683	138.1%	$4,066	$15,891	46.7%	$10,835
Calavo Foods	3,823	(11.2)%	4,303	6,415	(13.2)%	7,391
RFG	5,471	72.8%	3,167	10,361	61.0%	6,434

Total gross margins	$18,977	64.5%	$11,536	$32,667	32.5%	$24,660

Gross profit percentages:
Fresh products	7.8%		3.6%	7.1%		5.5%
Calavo Foods	25.3%		35.3%	22.9%		30.6%
RFG	9.8%		7.6%	9.3%		7.6%
Consolidated	9.7%		6.9%	9.0%		8.1%

Summary

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $7.4 million, or 64.5%, for the second quarter of fiscal 2014, when compared to the same period for fiscal 2013. Gross margins increased by approximately $8.0 million, or 32.5%, for the first six months of fiscal 2014 when compared to the same period for fiscal 2013. These increases were attributable to gross margin increases in our Fresh products and RFG segments, partially offset by a decrease in our Calavo Foods segment.

Fresh products

During our three and six months ended April 30, 2014, as compared to the same prior year periods, the increase in our Fresh products segment gross margin percentage was primarily the result of significantly higher Mexican sourced avocado fruit costs in the prior year that uncharacteristically increased at a pace faster than anticipated in the latter part of March 2013 and remained higher than expected through April 2013. In the prior year, the average sales price of Mexican sourced avocados increased 3.2%, yet average fruit costs increased 31.8% from the first quarter of fiscal 2013 to the second quarter of fiscal 2013. In the current year, we were able to manage the spread between the sales price and the fruit cost of Mexican sourced avocados more effectively, as average sales prices increased 16.8%, while average fruit costs increased 18.4% from the first quarter of fiscal 2014 to the second quarter of fiscal 2014.

Calavo Foods

The Calavo Foods segment gross margin percentage during our three and six months ended April 30, 2014, when compared to the same prior year periods, decreased primarily due to an increase in fruit costs. Fruit costs increased during our three and six months ended April 30, 2014, by approximately 46.5% and 44.0%. In addition, gross margins decreased due to an increase in sales of frozen, high volume but low margin customers. Partially offsetting these decreases to the gross margin percentage was the strengthening of the U.S. Dollar compared to the Mexican Peso, which decreased many of our per pound costs. We anticipate that the gross margin percentage for our Calavo Foods segment will continue to experience significant fluctuations during this fiscal year primarily due to the uncertainty of the cost of fruit that will be used in the production process. In addition, any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products and Calavo Foods segments.

RFG

RFG’s improved gross-margin is reflective of certain economies of scale resulting from significant sales growth (see discussion above), improved labor utilization and improved raw-material quality and yield. Benefits from superior fruit quality/yield extend beyond just lower fruit costs, but also reduce other costs, including the labor needed to process such fruit.

Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2014	Change	2013	2014	Change	2013
Selling, general and administrative	$9,111	11.2%	$8,190	$17,383	2.2%	$17,011
Percentage of net sales	4.7%		4.9%	4.8%		5.6%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.9 million, or 11.2%, for the three months ended April 30, 2014, when compared to the same period for fiscal 2013. This increase was primarily related to higher corporate costs, including, but not limited to, general and administrative costs related to management bonuses (approximately $0.8 million), salaries (approximately $0.2 million), accounting fees (approximately $0.2 million), stock option expense (approximately $0.1 million), and bad debt expense (approximately $0.1 million), partially offset by decreases in the RFG revalue adjustment of contingent consideration (approximately $0.2 million), the start-up operations of FreshRealm (approximately $0.1 million), legal fees (approximately $0.1 million) and promotions and advertising (approximately $0.1 million).

Selling, general and administrative expenses increased $0.4 million, or 2.2%, for the six months ended April 30, 2014, when compared to the same period for fiscal 2013. This increase was primarily related to higher corporate costs, including, but not limited to, general and administrative costs related to management bonuses (approximately $0.8 million), the start-up operations of FreshRealm (approximately $0.4 million), salaries (approximately $0.3 million), and accounting fees (approximately $0.2 million), partially offset by a decrease in the RFG revalue adjustment of contingent consideration (approximately $1.4 million).

Provision for Income Taxes

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2014	Change	2013	2014	Change	2013
Provision for income taxes	$3,432	220.4%	$1,071	$5,254	103.7%	$2,579
Percentage of income before provision for income taxes	34.9%		32.8%	34.7%		34.6%

For the second quarter of fiscal 2014, our provision for income taxes was $3.4 million, as compared to $1.1 million recorded for the comparable prior year period.

For the first six months of fiscal 2014, our provision for income taxes was $5.3 million, as compared to $2.6 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 34.7% during fiscal 2014.

Liquidity and Capital Resources

Cash provided by operating activities was $13.3 million for the six months ended April 30, 2014, compared to $3.5 million provided by operations for the similar period in fiscal 2013. Operating cash flows for the six months ended April 30, 2014 reflect our net income of $9.9 million, net non-cash (depreciation and amortization, stock compensation expense, interest on deferred consideration and income from unconsolidated entities) of $3.7 million and a net decrease in the noncash components of our operating capital of approximately $0.3 million.

Our operating capital decrease includes a net increase in accounts receivable of $9.0 million, an increase in inventory of $3.6 million, and an increase in prepaid expenses and other current assets of $2.8 million, partially offset by a net increase in trade accounts payable and accrued expenses of $5.8 million, an increase in payable to growers of $4.6 million, a decrease in advances to suppliers of $3.2 million, a decrease in income tax receivable of $1.4 million and a decrease in other assets of $0.1 million.

The increase in our accounts receivable, as of April 30, 2014, when compared to October 31, 2013, primarily reflects higher sales recorded in the month of April 2014, as compared to October 2013. The increase in inventory is primarily related to higher fruit costs for avocados at April 2014, as compared to October 2013. The increase in payable to growers primarily reflects an increase in California fruit delivered in the month of April 2014, as compared to October 2013. The decrease in advances to suppliers primarily reflects fewer advances made to Agricola Belher related to the receipt of tomatoes in April 2014, compared to October 2013.

Cash used in investing activities was $5.6 million for the six months ended April 30, 2014 and related primarily to the purchase of property, plant and equipment items.

Cash provided by financing activities was $4.2 million for the six months ended April 30, 2014, which related principally to proceeds received for the issuance of FreshRealm stock of $10.0 million (see Note 10 in the consolidated financial statements for more information), proceeds from our credit facilities totaling $7.0 million and exercises of stock options of $0.1 million, partially offset by the payment of our $11.0 million dividend, and payments on long-term obligations of $1.9 million

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of April 30, 2014 and October 31, 2013 totaled $19.9 million and $8.0 million. Our working capital at April 30, 2014 was $28.7 million, compared to $12.4 million at October 31, 2013.

We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. expire in February 2016. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.7% at April 30, 2014 and October 31, 2013. Under these credit facilities, we had $41.0 million and $34.0 million outstanding as April 30, 2014 and October 31, 2013. These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined). We were in compliance with all such covenants at April 30, 2014.

Contractual Obligations

There have been no material changes to our contractual commitments from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2013. For a summary of the contractual commitments at October 31, 2013, see Part II, Item 7, in our 2013 Annual Report on Form 10-K.

Impact of Recently Issued Accounting Pronouncements

See footnote 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. Dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of April 30, 2014.

(All amounts in thousands)	Expected maturity date April 30,
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents(1)	$19,914	$—	$—	$—	$—	$—	$19,914	$19,914
Accounts receivable(1)	64,093	—	—	—	—	—	64,093	64,093
Advances to suppliers(1)	39	—	—	—	—	—	39	39

Liabilities
Payable to growers(1)	$19,117	$—	$—	$—	$—	$—	$19,117	$19,117
Accounts payable(1)	15,850	—	—	—	—	—	15,850	15,850
Current borrowings pursuant to credit facilities(1)	41,030	—	—	—	—	—	41,030	41,030
Fixed-rate long-term obligations(2)	5,321	4,688	617	98	92	306	11,122	11,307

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.
(2)	Fixed-rate long-term obligations bear interest rates ranging from 1.7% to 5.7% with a weighted-average interest rate of 3.0%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $185,000.

Except as disclosed with the acquisition of Calavo Salsa Lisa and RFG (and related amendments), we were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact business in Mexican Pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican Peso has led to a small-to-moderate impact on our operating results. We do not anticipate using derivative instruments to hedge fluctuations in the Mexican Peso to U.S. Dollar exchange rates during fiscal 2014. Total foreign currency gains for the three months ended April 30, 2014, net of losses, was less than $0.1 million. Total foreign currency losses for the three months ended April 30, 2013, net of gains, was $0.1 million. Total foreign currency losses for the six months ended April 30, 2014 and 2013, net of gains, was $0.1 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results of operations.

ITEM 1A.	RISK FACTORS

For a discussion of our risk factors, see Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2013. There have been no material changes from the risk factors set forth in such Annual Report on Form 10-K. However, the risks and uncertainties that we face are not limited to those set forth in the 2013 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended April 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of April 30, 2014 and October 31, 2013; (2) Consolidated Condensed Statements of Income for the three and six months ended April 30, 2014 and 2013; (3) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended April 30, 2014 and 2013; (4) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2014 and 2013; and (5) Notes to Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)

Date: June 6, 2014	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President
(Principal Executive Officer)

Date: June 6, 2014	By	/s/ Arthur J. Bruno
Arthur J. Bruno
Chief Operating Officer, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended April 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of April 30, 2014 and October 31, 2013; (2) Consolidated Condensed Statements of Income for the three and six months ended April 30, 2014 and 2013; (3) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended April 30, 2014 and 2013; (4) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2014 and 2013; and (5) Notes to Unaudited Condensed Financial Statements.