Form 10-Q
period 2014-07-31
CALAVO GROWERS INC
filed 2014-09-15
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Registrant’s number of shares of common stock outstanding as of July 31, 2014 was 15,762,405

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

CALAVO GROWERS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	July 31, 2014	October 31, 2013
Assets
Current assets:
Cash and cash equivalents	$9,436	$8,019
Accounts receivable, net of allowances of $3,127 (2014) and $1,697 (2013)	63,731	55,060
Inventories, net	33,035	28,673
Prepaid expenses and other current assets	13,992	10,757
Advances to suppliers	1,385	3,213
Income taxes receivable	—	2,013
Deferred income taxes	1,995	1,995

Total current assets	123,574	109,730
Property, plant, and equipment, net	54,335	52,649
Investment in Limoneira Company	38,115	45,531
Investment in unconsolidated entities	20,112	1,420
Goodwill	18,262	18,262
Other assets	10,114	12,347

	$264,512	$239,939

Liabilities and Shareholders’ equity
Current liabilities:
Payable to growers	$20,920	$14,490
Trade accounts payable	16,061	11,699
Accrued expenses	26,236	20,939
Short-term borrowings	28,740	33,990
Income tax payable	3,680	—
Dividend payable	—	11,004
Current portion of long-term obligations	5,231	5,258

Total current liabilities	100,868	97,380
Long-term liabilities:
Long-term obligations, less current portion	3,629	7,792
Deferred income taxes	3,302	6,194

Total long-term liabilities	6,931	13,986
Commitments and contingencies
Noncontrolling interest, Calavo Salsa Lisa	(146)	121
Shareholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized; 15,762 (2014) and 15,720 (2013) shares issued and outstanding	15	15
Additional paid-in capital	65,584	59,376
Accumulated other comprehensive income	8,891	13,414
Noncontrolling interest, FreshRealm	—	(6)
Retained earnings	82,369	55,653

Total shareholders’ equity	156,859	128,452

	$264,512	$239,939

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended July 31,		Nine months ended July 31,
	2014	2013	2014	2013

Net sales	$218,702	$194,943	$581,761	$500,778
Cost of sales	197,757	176,865	528,149	458,040

Gross margin	20,945	18,078	53,612	42,738
Selling, general and administrative	9,431	8,706	26,814	25,717

Operating income	11,514	9,372	26,798	17,021
Interest expense	(220)	(293)	(768)	(862)
Gain on deconsolidation of FreshRealm	12,622	—	12,622	—
Other income, net	120	209	525	582

Income before provision for income taxes	24,036	9,288	39,177	16,741
Provision for income taxes	8,064	3,163	13,318	5,742

Net income	15,972	6,125	25,859	10,999
Add: Net loss attributable to noncontrolling interest	60	274	858	320

Net income attributable to Calavo Growers, Inc.	$16,032	$6,399	$26,717	$11,319

Calavo Growers, Inc.’s net income per share:
Basic	$1.02	$0.43	$1.70	$0.77

Diluted	$1.02	$0.43	$1.70	$0.76

Number of shares used in per share computation:
Basic	15,760	14,848	15,748	14,786

Diluted	15,769	14,870	15,756	14,807

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended July 31,		Nine months ended July 31,
	2014	2013	2014	2013

Net income	$15,972	$6,125	$25,859	$10,999

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) arising during period	(1,590)	6,586	(7,416)	(52)
Income tax benefit (expense) related to items of other comprehensive income (loss)	620	(2,568)	2,893	20

Other comprehensive income (loss), net of tax	(970)	4,018	(4,523)	(32)

Comprehensive income	15,002	10,143	21,336	10,967
Add: Net loss – noncontrolling interest	60	274	858	320

Comprehensive income – Calavo Growers, Inc.	$15,062	$10,417	$22,194	$11,287

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended July 31,
	2014	2013

Cash Flows from Operating Activities:
Net income	$25,859	$10,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,113	5,011
Provision for losses on accounts receivable	88	—
Income from unconsolidated entities	13	—
Interest on contingent consideration	28	133
Gain on deconsolidation of FreshRealm	(12,622)	—
Revalue adjustment on contingent consideration	—	1,801
Stock-based compensation expense	517	288
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(8,759)	(21,594)
Inventories, net	(4,362)	(8,642)
Prepaid expenses and other current assets	(3,280)	(1,594)
Advances to suppliers	1,828	406
Income taxes receivable/payable	5,884	2,891
Other assets	135	62
Payable to growers	7,274	21,264
Trade accounts payable and accrued expenses	9,769	4,599

Net cash provided by operating activities	27,485	15,624
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(7,085)	(4,943)
Investment in unconsolidated entity	(125)	—
Investment in Agricola Don Memo	(1,730)	—
Decrease in cash due to deconsolidation of FreshRealm	(6,813)	—

Net cash used in investing activities	(15,753)	(4,943)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(11,005)	(9,646)
Payments on revolving credit facilities, net	(5,250)	5,810
Payments on long-term obligations	(4,190)	(3,933)
Proceeds from issuance of FreshRealm units	10,000	—
Retirement of common stock	—	(4,788)
Exercise of stock options	130	700

Net cash used in financing activities	(10,315)	(11,857)

Net increase (decrease) in cash and cash equivalents	1,417	(1,176)
Cash and cash equivalents, beginning of period	8,019	7,103

Cash and cash equivalents, end of period	$9,436	$5,927

Noncash Investing and Financing Activities:
Tax benefit related to stock option exercise	$191	$208

Reclassification of RFG cash contingent consideration to additional paid in capital	$—	$4,220

Collection for Beltran Infrastructure Advance	$845	$1,690

Unrealized investment holding losses	$(7,416)	$(52)

The accompanying notes are an integral part of these consolidated condensed financial statements.

1.	Description of the business

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

Correction of Immaterial Errors Within Previously Issued Consolidated Condensed Financial Statements

In connection with the preparation of our accompanying Consolidated Condensed Financial Statements, we identified an immaterial error in our Consolidated Condensed Balance Sheet as of April 30, 2014, included within our Form 10-Q for the quarter ended April 30, 2014, as a result of the incorrect recognition of cash as of April 30, 2014 for a wire transfer initiated on April 30, 2014, but not received until May 1, 2014. Accordingly, there was a $10.0 million overstatement within “Cash and cash equivalents,” a $5.4 million overstatement of “Additional paid-in capital” and a $4.6 million overstatement of “Noncontrolling interest, FreshRealm.” Additionally, our Consolidated Condensed Statement of Cash Flows presented an overstatement of $10.0 million within “Cash Flows from Financing Activities,” under the line item “Proceeds from issuance of FreshRealm stock.” Our management evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin No. 99, Materiality, and determined that these errors were not material to our previously reported quarterly financial statements as of and for the three and six months ended April 30, 2014. The aforementioned errors have no impact on this Quarterly Report on Form 10-Q, nor any future periodic filings, except that the Consolidated Condensed Statement of Cash Flows for the six months ended April 30, 2014 will be corrected to properly reflect this immaterial error in our Form 10-Q for the quarter ended April 30, 2015.

The effect of recording this immaterial error correction in our consolidated condensed balance sheet as of April 30, 2014 and the related consolidated condensed statement of cash flows for the six months ended April 30, 2014 is as follows:

Balance Sheet (in thousands)	April 30, 2014 As previously reported	April 30, 2014 As corrected
Cash and cash equivalents	$19,914	$9,914
Total assets	$259,107	$249,107
Additional paid-in capital	$65,358	$59,968
Noncontrolling interest,FreshRealm	$4,301	$(309)
Shareholders’ equity	$145,602	$135,602

Statement of cash flows (in thousands)	April 30, 2014 As previously reported	April 30, 2014 As corrected
Cash flows from operating activities	$13,263	$13,263
Cash flows used in investing activities	$(5,589)	$(5,589)
Proceeds from issuance of FreshRealm stock	$10,000	$—
Proceeds from financing activities	$4,221	$(5,779)
Cash and cash equivalents, end of period	$19,914	$9,914

The correction of this immaterial error on the consolidated condensed statements of income for the three and six months ended April 30, 2014 was inconsequential and corrected in the three months ended July 31, 2014.

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

	Three months ended July 31, 2014				Three months ended July 31, 2013
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$124,429	$—	$—	$124,429	$117,450	$—	$—	$117,450
Tomatoes	610	—	—	610	3,334	—	—	3,334
Papayas	3,369	—	—	3,369	3,179	—	—	3,179
Pineapples	1,658	—	—	1,658	1,799	—	—	1,799
Other fresh products	265	—	—	265	184	—	—	184
Food service	—	13,748	—	13,748	—	11,762	—	11,762
Retail and club	—	6,082	72,477	78,559	—	5,466	55,970	61,436

Total gross sales	130,331	19,830	72,477	222,638	125,946	17,228	55,970	199,144
Less sales incentives	(499)	(2,737)	(700)	(3,936)	(312)	(2,685)	(1,204)	(4,201)

Net sales	$129,832	$17,093	$71,777	$218,702	$125,634	$14,543	$54,766	$194,943

	Nine months ended July 31, 2014				Nine months ended July 31, 2013
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$320,506	$—	$—	$320,506	$286,735	$—	$—	$286,735
Tomatoes	19,706	—	—	19,706	22,670	—	—	22,670
Papayas	9,793	—	—	9,793	9,559	—	—	9,559
Pineapples	4,413	—	—	4,413	4,970	—	—	4,970
Other fresh products	409	—	—	409	397	—	—	397
Food service	—	36,393	—	36,393	—	32,264	—	32,264
Retail and club	—	17,137	185,349	202,486	—	14,437	141,636	156,073

Total gross sales	354,827	53,530	185,349	593,706	324,331	46,701	141,636	512,668
Less sales incentives	(1,321)	(8,464)	(2,160)	(11,945)	(1,142)	(8,024)	(2,724)	(11,890)

Net sales	$353,506	$45,066	$183,189	$581,761	$323,189	$38,677	$138,912	$500,778

	Fresh products	Calavo Foods	RFG	Total
	(All amounts are presented in thousands)
Three months ended July 31, 2014
Net sales	$129,832	$17,093	$71,777	$218,702
Cost of sales	120,318	13,253	64,186	197,757

Gross margin	$9,514	$3,840	$7,591	$20,945

Three months ended July 31, 2013
Net sales	$125,634	$14,543	$54,766	$194,943
Cost of sales	116,363	9,860	50,642	176,865

Gross margin	$9,271	$4,683	$4,124	$18,078

For the three months ended July 31, 2014 and 2013, inter-segment sales and cost of sales for Fresh products totaling $6.9 million and $5.5 million were eliminated. For the three months ended July 31, 2014 and 2013, inter-segment sales and cost of sales for Calavo Foods totaling $4.4 million and $4.1 million were eliminated.

	Fresh products	Calavo Foods	RFG	Total
	(All amounts are presented in thousands)
Nine months ended July 31, 2014
Net sales	$353,506	$45,066	$183,189	$581,761
Cost of sales	328,101	34,811	165,237	528,149

Gross margin	$25,405	$10,255	$17,952	$53,612

Nine months ended July 31, 2013
Net sales	$323,189	$38,677	$138,912	$500,778
Cost of sales	303,083	26,603	128,354	458,040

Gross margin	$20,106	$12,074	$10,558	$42,738

For the nine months ended July 31, 2014 and 2013, inter-segment sales and cost of sales for Fresh products totaling $24.5 million and $24.1 million were eliminated. For the nine months ended July 31, 2014 and 2013, inter-segment sales and cost of sales for Calavo Foods totaling $12.0 million and $10.5 million were eliminated.

3.	Inventories

Inventories consist of the following (in thousands):

	July 31, 2014	October 31, 2013

Fresh fruit	$18,170	$13,928
Packing supplies and ingredients	6,097	5,511
Finished prepared foods	8,768	9,234

	$33,035	$28,673

Inventories are stated at the lower of cost or market. We periodically review the value of items in inventory and record any necessary reserves of inventory based on our assessment of market conditions. No inventory reserve was considered necessary as of July 31, 2014 and October 31, 2013.

4.	Related party transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended July 31, 2014 and 2013, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $8.0 million and $11.0 million. During the nine months ended July 31, 2014 and 2013, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $9.2 million and $15.6 million. Amounts payable to these board members were $3.0 million and $3.3 million as of July 31, 2014 and October 31, 2013.

During the three months ended July 31, 2014 and 2013, we received $0.1 million as dividend income from Limoneira Company. During the nine months ended July 31, 2014 and 2013, we received $0.2 million as dividend income from Limoneira Company. Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company.

The three previous owners and current executives of RFG have a majority ownership of certain entities that provide various services to RFG. RFG’s California operating facility leases a building from LIG partners, LLC (LIG) pursuant to an operating lease. LIG is majority owned by an entity owned by three executives of RFG. For the three months ended July 31, 2014 and 2013, total rent paid to LIG was $0.1 million. For the nine months ended July 31, 2014 and 2013, total rent paid to LIG was $0.4 million. RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease. THNC is majority owned by an entity owned by three executives of RFG. For the three months ended July 31, 2014, total rent paid to THNC was $0.1 million. For the nine months ended July 31, 2014, total rent paid to THNC was $0.2 million. Additionally, RFG sells cut produce and purchases raw materials, obtains transportation services, and shares costs for certain utilities with Third Coast Fresh Distribution (Third Coast). Third Coast is majority owned by an entity owned by three executives of RFG. For the three months ended July 31, 2014 and 2013, total sales made to Third Coast were $0.3 million. For the nine months ended July 31, 2014 and 2013, total sales made to Third Coast were $0.8 million and $1.9 million. For the three months July 31, 2014 and 2013, total purchases made from Third Coast were $0.2 million. For the nine months July 31, 2014 and 2013, total purchases made from Third Coast were $0.3 million and $1.0 million. Amounts due from Third Coast were $0.4 million and $1.0 million at July 31, 2014 and October 31, 2013. Amounts due to Third Coast were $0.1 million at July 31, 2014 and October 31, 2013

5.	Other assets

Other assets consist of the following (in thousands):

	July 31, 2014	October 31, 2013

Intangibles, net	$6,245	$7,272
Grower advances	716	938
Loan to Agricola Belher	845	1,690
Loan to FreshRealm members	293	283
Note receivable from San Rafael	1,392	1,594
Other	623	570

	$10,114	$12,347

Intangible assets consist of the following (in thousands):

		July 31, 2014			October 31, 2013
	Weighted- Average Useful Life	Gross Carrying Value	Accum. Amortization	Net Book Value	Gross Carrying Value	Accum. Amortization	Net Book Value
Customer list/relationships	8.0 years	$7,640	$(3,093)	$4,547	$7,640	$(2,364)	$5,276
Trade names	8.3 years	2,760	(1,834)	926	2,760	(1,636)	1,124
Trade secrets/recipes	13.0 years	630	(207)	423	630	(137)	493
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(193)	74	267	(163)	104

Intangibles, net		$11,572	$(5,327)	$6,245	$11,572	$(4,300)	$7,272

We anticipate recording amortization expense of approximately $0.3 million for the remainder of fiscal 2014, with $1.3 million of amortization expense for fiscal year 2015, $1.2 million for fiscal year 2016, $1.1 million for each of the fiscal years 2017 and 2018, and $0.8 million for years thereafter, through fiscal year 2023.

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2013	27	$15.79	—
Exercised	(10)	$13.25	—

Outstanding at July 31, 2014	17	$17.22	$604

Exercisable at July 31, 2014	13	$16.70	$466

At July 31, 2014, outstanding stock options had a weighted-average remaining contractual term of 3.8 years. At July 31, 2014, exercisable stock options had a weighted-average remaining contractual term of 3.3 years. The total recognized stock-based compensation expense was insignificant for the three months ended July 31, 2014.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2013	20	$22.64	—
Outstanding at July 31, 2014	20	$22.64	$237

Exercisable at July 31, 2014	6	$22.36	$73

At July 31, 2014, outstanding stock options had a weighted-average remaining contractual term of 5.9 years. At July 31, 2014, exercisable stock options had a weighted-average remaining contractual term of 4.0 years. The total recognized stock-based compensation expense was $0.2 million and $0.5 million for the three and nine months ended July 31, 2014.

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

The following table sets forth our financial assets and liabilities as of July 31, 2014 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company (1)	$38,115	$—	$—	$38,115

Total assets at fair value	$38,115	$—	$—	$38,115

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 12% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at July 31, 2014 and October 31, 2013 equaled $22.05 per share and $26.34 per share. Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding losses arising during the three months ended July 31, 2014 was $1.6 million. Unrealized investment holding losses arising during the nine months ended July 31, 2014 was $7.4 million.

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Liabilities at fair value:
Salsa Lisa contingent consideration (2)	$—	$—	$704	$704

Total liabilities at fair value	$—	$—	$704	$704

(2)	Each period we revalue the contingent consideration obligations to their fair value and record increases or decreases in the fair value into selling, general and administrative expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given period. No revalue adjustments were necessary during the three and nine months ended July 31, 2014.

The following is a reconciliation of the beginning and ending amounts of the contingent consideration for Salsa Lisa:

	Balance at October 31, 2013	Interest	Revalue Adjustment	Balance July 31, 2014
	(All amounts are presented in thousands)
Salsa Lisa contingent consideration	$676	$28	$—	$704

Total	$676	$28	$—	$704

The following table sets forth our financial assets as of July 31, 2014 that are measured on a non-recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in FreshRealm (3)	$—	$—	$16,962	$16,962

Total assets at fair value	$—	$—	$16,962	$16,962

(3)	See Note 10 for additional information on the deconsolidation of FreshRealm. We estimated the fair value of our noncontrolling interest in FreshRealm by performing a forecast projection analysis. This analysis was conducted with the consultation from a third party consulting firm. Increases or decreases in the fair value calculation can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates. Significant judgment is employed in determining the appropriateness of these assumptions. We recorded a gain on the deconsolidation of FreshRealm of $12.6 million, which has been recorded on the face of the income statement. Our investment in FreshRealm has been recorded as investment in unconsolidated subsidiaries on our balance sheet.

9.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to the Salsa Lisa acquisition and FreshRealm, LLC (in thousands).

Salsa Lisa noncontrolling interest	Three months ended July 31, 2014	Three months ended July 31, 2013

Noncontrolling interest, beginning	$(104)	$311
Net loss attributable to noncontrolling interest	(42)	(17)

Noncontrolling interest, ending	$(146)	$294

	Nine months ended July 31, 2014	Nine months ended July 31, 2013

Noncontrolling interest, beginning	$121	$357
Net loss attributable to noncontrolling interest	(267)	(63)

Noncontrolling interest, ending	$(146)	$294

FreshRealm noncontrolling interest	Three months ended July 31, 2014	Three months ended July 31, 2013

Noncontrolling interest, beginning	$4,031	$—
Retroactive net loss attributable to noncontrolling interest FreshRealm	—	(257)
Deconsolidation of FreshRealm	(4,031)	—

Noncontrolling interest, ending	$—	$(257)

	Nine months ended July 31, 2014	Nine months ended July 31, 2013

Noncontrolling interest, beginning	$(6)	$—
New member contribution	4,610	—
Retroactive net loss attributable to noncontrolling interest FreshRealm	—	(257)
Loss attributable to noncontrolling interest of FreshRealm	(573)	—
Deconsolidation of FreshRealm	(4,031)	—

Noncontrolling interest, ending	$—	$(257)

For the nine months ended July 31, 2014, FreshRealm has incurred $1.0 million in expenses, which has been recorded in selling, general and administrative. For the three and nine months ended July 31, 2013, FreshRealm has incurred $0.5 million in expenses. Since inception, FreshRealm had $2.9 million in cumulative losses. See Note 10 for discussion on the deconsolidation of FreshRealm on May 2, 2014.

10.	Deconsolidation of FreshRealm, LLC

On May 2, 2014, we closed our Second Amended and Restated Limited Liability Company Agreement (Agreement) by and among FreshRealm and the ownership members of FreshRealm. The effective date of this agreement was April 30, 2014. Pursuant to this agreement, Impermanence, LLC (Impermanence) was admitted as an ownership member of FreshRealm. Impermanence contributed $10.0 million to FreshRealm for 28.6% ownership. We agreed to dilute our ownership percentage in FreshRealm, as an injection of significant working capital would reduce the immediate need of Calavo to provide operating funds to FreshRealm and would also serve to preserve the value of our investment.

As a result of the admission of Impermanence, Calavo’s ownership was reduced from 71.1% to 50.8% and $4.6 million was attributed to noncontrolling interest. Additionally, effective April 1, 2014, the first $10.0 million of losses will be allocated primarily to Impermanence.

Even though Calavo controlled greater than 50% of the outstanding units of FreshRealm as of May 2, 2014, the minority/non-Calavo unit-holders held substantive participating rights. These rights existed primarily in two forms: (1) two out of a total of four board of director seats and (2) a provision in the Agreement that states that for situations for which the approval of the Members, as defined, (rather than the approval of the board of directors on behalf of the Members) is required by the Agreement, the Members shall act by Super-Majority Vote. Super-Majority Vote is defined in the Agreement as the affirmative vote of the holders of at least seventy percent of the outstanding units that are held by the Members. As such, Calavo cannot control FreshRealm through its two board of director seats, nor its 50.8% ownership. Based on the foregoing, we deconsolidated FreshRealm as of May 2, 2014.

As a result of the deconsolidation, we were required to record a gain related to this transaction. Pursuant to ASC 810-10-40-5, we calculated our gain on deconsolidation by considering: a) the aggregate of (1) the fair value of any retained noncontrolling investment in the former subsidiary at the date the subsidiary is deconsolidated and (2) the carrying amount of any noncontrolling interest in the former subsidiary; less b) the carrying amount of the former subsidiary’s assets and liabilities. See following table:

(As of May 2, 2014, in thousands)

Fair value of retained noncontrolling investment	$16,962
Carrying amount of noncontrolling interest	4,031
Carrying amount of FreshRealm’s assets and liabilities	(8,371)

Gain on deconsolidation of FreshRealm	$12,622

We estimated the fair value of our noncontrolling interest in FreshRealm by performing a forecast projection analysis. This analysis was conducted with the consultation from a third party consulting firm. See Note 9 to the financial statements for additional information regarding our noncontrolling interest in FreshRealm. See Note 8 to the financial statements for additional information regarding the fair value calculation and assumptions used.

Based on the above, we recorded a gain on the deconsolidation of FreshRealm of $12.6 million, which has been recorded on the face of the income statement. Our investment in FreshRealm has been recorded as investment in unconsolidated subsidiaries on our balance sheet.

As of July 31, 2014, FreshRealm issued additional units to various 3rd parties, which reduced our ownership percentage to exactly 50%.

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

Deconsolidation of FreshRealm, LLC

On May 2, 2014, we closed our Second Amended and Restated Limited Liability Company Agreement (Agreement) by and among FreshRealm and the ownership members of FreshRealm. The effective date of this agreement was April 30, 2014. Pursuant to this agreement, Impermanence, LLC (Impermanence) was admitted as an ownership member of FreshRealm. Impermanence contributed $10.0 million to FreshRealm for 28.6% ownership. We agreed to dilute our ownership percentage in FreshRealm, as an injection of significant working capital would reduce the immediate need of Calavo to provide operating funds to FreshRealm and would also serve to preserve the value of our investment.

As a result of the admission of Impermanence, Calavo’s ownership was reduced from 71.1% to 50.8% and $4.6 million was attributed to noncontrolling interest. Additionally, effective April 1, 2014, the first $10.0 million of losses will be allocated primarily to Impermanence.

Even though Calavo controlled greater than 50% of the outstanding units of FreshRealm as of May 2, 2014, the minority/non-Calavo unit-holders held substantive participating rights. These rights existed primarily in two forms: (1) two out of a total of four board of director seats and (2) a provision in the Agreement that states that for situations for which the approval of the Members, as defined, (rather than the approval of the board of directors on behalf of the Members) is required by the Agreement, the Members shall act by Super-Majority Vote. Super-Majority Vote is defined in the Agreement as the affirmative vote of the holders of at least seventy percent of the outstanding units that are held by the Members. As such, Calavo cannot control FreshRealm through its two board of director seats, nor its 50.8% ownership. Based on the foregoing, we deconsolidated FreshRealm as of May 2, 2014.

As a result of the deconsolidation, we were required to record a gain related to this transaction. Pursuant to ASC 810-10-40-5, we calculated our gain on deconsolidation by considering: a) the aggregate of (1) the fair value of any retained noncontrolling investment in the former subsidiary at the date the subsidiary is deconsolidated and (2) the carrying amount of any noncontrolling interest in the former subsidiary; less b) the carrying amount of the former subsidiary’s assets and liabilities. See following table:

(As of May 2, 2014, in thousands)

Fair value of retained noncontrolling investment	$16,962
Carrying amount of noncontrolling interest	4,031
Carrying amount of FreshRealm’s assets and liabilities	(8,371)

Gain on deconsolidation of FreshRealm	$12,622

We estimated the fair value of our noncontrolling interest in FreshRealm by performing a forecast projection analysis. This analysis was conducted with the consultation from a third party consulting firm. See Note 9 to the Financial Statements for additional information regarding our noncontrolling interest in FreshRealm. See Note 8 to the Financial Statements for additional information regarding the fair value calculation and assumptions used.

Based on the above, we recorded a gain on the deconsolidation of FreshRealm of $12.6 million, which has been recorded on the face of the income statement. Our investment in FreshRealm has been recorded as investment in unconsolidated subsidiaries on our balance sheet.

As of July 31, 2014, FreshRealm issued additional units to various 3rd parties, which reduced our ownership percentage to exactly 50%.

Net Sales

The following table summarizes our net sales by business segment for each of the three and nine-month periods ended July 31, 2014 and 2013:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2014	Change	2013	2014	Change	2013

Net sales to third-parties:
Fresh products	$129,832	3.3%	$125,634	$353,506	9.4%	$323,189
Calavo Foods	17,093	17.5%	14,543	45,066	16.5%	38,677
RFG	71,777	31.1%	54,766	183,189	31.9%	138,912

Total net sales	$218,702	12.2%	$194,943	$581,761	16.2%	$500,778

As a percentage of net sales:
Fresh products	59.4%		64.4%	60.8%		64.6%
Calavo Foods	7.8%		7.5%	7.7%		7.7%
RFG	32.8%		28.1%	31.5%		27.7%

	100.0%		100.0%	100.0%		100.0%

Summary

Net sales for the three months ended July 31, 2014, compared to fiscal 2013, increased by $23.8 million, or 12.2%. Net sales for the nine months ended July 31, 2014, compared to fiscal 2013, increased by $81.0 million, or 16.2%. The increases in sales, when compared to the same corresponding prior year periods, are related to increases in sales from all segments. We experienced an increase in RFG sales during the third quarter of fiscal 2014 and the nine months ended July 31, 2014, which was due primarily to increased sales from cut fruit and vegetables platters, as well as an increase in sales of deli products. We experienced an increase in Fresh product sales during the third quarter of fiscal 2014 and the nine months ended July 31, 2014, which was due primarily to increased sales of Mexican sourced avocados. Partially offsetting this increase in Fresh product sales, however, was a decrease in sales of California sourced avocados. We experienced an increase in our Calavo Foods segment during the third quarter of fiscal 2014 and the nine months ended July 31, 2014, which was due primarily to an increase in the sales of our guacamole products. While the procurement of fresh avocados related to our Fresh products segment is very seasonal, our Calavo Foods business is generally not subject to a seasonal effect.

Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Third Quarter 2014 vs. Third Quarter 2013

Net sales delivered by the Fresh products business increased by approximately $4.2 million, or 3.3%, for the third quarter of fiscal 2014, when compared to the same period for fiscal 2013. As discussed above, this increase in Fresh product sales during the third quarter of fiscal 2014 was primarily related to increased sales of Mexican sourced avocados, partially offset by a decrease in sales from California sourced avocados. See details below.

Sales of Mexican sourced avocados increased $19.5 million, or 43.8%, for the third quarter of 2014, when compared to the same prior year period. The increase in Mexican sourced avocados was primarily due to an increase in in the pounds sold, which increased by approximately 12.5 million pounds, or 40.5%. In addition, the sales price per carton also increased. The increase for the sales price per carton for Mexican sourced avocados increased by approximately 2.3%. We attribute much of this change to a higher demand for quality avocados.

Partially offsetting this increase was a decrease in sales of California sourced avocados, which decreased $12.9 million, or 17.8%, for the third quarter of 2014, when compared to the same prior year period. The decrease in California sourced avocados was due to a decrease in pounds sold. California sourced avocados sales reflect a decrease in 25.1 million pounds of avocados sold, or 36.6%, when compared to the same prior year period. We attribute most of this decrease in volume to the cyclically smaller California avocado crop for fiscal 2014. Partially offsetting this decrease, however, was the increase in the sales price per carton, which increased by approximately 29.5%. We attribute this increase primarily to a lower overall volume of avocados in the marketplace and an overall increase in the demand of quality avocados.

Sales of tomatoes decreased to $0.6 million for the third quarter of fiscal 2014, compared to $3.3 million for the same period for fiscal 2013. The decrease in sales for tomatoes is due to a decrease in cartons sold to 0.1 million cartons from 0.3 million cartons. In addition to this decrease is a decrease in the sales price per carton, which decreased approximately 72.1%.

Nine Months Ended 2014 vs. Nine Months Ended 2013

Net sales delivered by the Fresh products business increased by approximately $30.3 million, or 9.4%, for the nine months ended July 31, 2014, when compared to the same period for fiscal 2013. As discussed above, this increase in Fresh product sales during the nine months ended July 31, 2014, was primarily related to increased sales of Mexican sourced avocados, partially offset by a decrease in sales from California sourced avocados. See details below.

Sales of Mexican sourced avocados increased $57.2 million, or 31.1%, for the nine months ended July 31, 2014, when compared to the same prior year period. The increase in Mexican sourced avocados was primarily due to an increase in the sales price per carton, which increased by approximately 26.0%. We attribute this increase primarily to a lower overall volume of avocados in the marketplace and an overall increase in the demand of quality avocados. In addition, there was an increase in the pounds sold, which increased by approximately 7.5 million pounds of avocados sold, or 4.1%, when compared to the same prior year period.

Sales of Chilean sourced avocados increased $2.5 million for the nine months ended July 31, 2014, when compared to the same prior year period. The increase in Chilean sourced avocados was due to an increase in pounds sold. Chilean sourced avocados sales reflect an increased in 2.3 million pounds of avocados sold, when compared to the same prior year period. This increase in sales is due to the lower availability of other avocado sources, and an increased focus on obtaining an increased supply of avocados from more diversified sources.

Partially offsetting such increases was a decrease in sales of California sourced avocados, which decreased $26.3 million, or 25.9% for the nine months ended July 31, 2014, when compared to the same prior year period. The decrease in California sourced avocados was due to a decrease in pounds sold. California sourced avocados sales reflect a decrease in 41.0 million pounds of avocados sold, or 42.3%, when compared to the same prior year period. We attribute most of this decrease in volume to the cyclically smaller California avocado crop for fiscal 2014. Partially offsetting this decrease, however, was the increase in the sales price per carton, which increased by approximately 28.4%. We attribute this increase primarily to a lower overall volume of avocados in the marketplace and an overall increase in the demand for avocados.

Sales of tomatoes decreased to $19.7 million for the nine months ended July 31, 2014, compared to $22.7 million for the same period for fiscal 2013. The decrease in sales for tomatoes is due to a decrease in cartons sold to 1.9 million cartons from 2.6 million cartons. Partially offsetting this decrease is an increase in the sales price per carton, which increased approximately 19.3%. We attribute this increase in the per carton selling price primarily to the 2013 [tomato] suspension agreement, which increased the floor sales price of Mexican tomatoes sold in the U.S. marketplace. We do not anticipate any tomato sales during our 4th fiscal quarter.

We anticipate that net sales related to Mexican sourced avocados will increase during our fourth fiscal quarter of 2014, as compared to the third fiscal quarter of 2014. We anticipate that sales of Mexican grown avocados will increase in the fourth quarter of fiscal 2014, when compared to the same prior year period, due to higher overall volume.

We anticipate that California avocado sales will experience a seasonal and cyclical decrease during our fourth fiscal quarter of 2014, as compared to the third quarter of fiscal 2014. We believe that there will be a decrease in California avocado volume when compared to the fourth fiscal quarter of 2013.

Calavo Foods

Third Quarter 2014 vs. Third Quarter 2013

Sales for Calavo Foods for the quarter ended July 31, 2014, when compared to the same period for fiscal 2013, increased $2.6 million, or 17.5%. This increase is due to an increase in sales of prepared guacamole products which increased approximately $2.7 million, or 19.5%, in the third quarter of fiscal year 2014, when compared to the same prior year period. The increase in sales of prepared guacamole was primarily related to an increase in overall pounds sold, which increased 1.3 million pounds, or 21.1%.

Nine Months Ended 2014 vs. Nine Months Ended 2013

Sales for Calavo Foods for the nine months ended July 31, 2014, when compared to the same period for fiscal 2013, increased $6.4 million, or 16.5%. This increase is due to an increase in sales of prepared guacamole products which increased approximately $6.8 million, or 18.5%, for the nine months ended July 31, 2014, when compared to the same prior year period. The increase in sales of prepared guacamole was primarily related to an increase in overall pounds sold, which increased 3.9 million pounds, or 24.5%, partially offset by a decrease in the average net selling price per pound for both our frozen guacamole products and our refrigerated guacamole products of approximately 2.6%, primarily due to a change in the product mix.

RFG

Third Quarter 2014 vs. Third Quarter 2013

Sales for RFG for the quarter ended July 31, 2014, when compared to the same period for fiscal 2013, increased $17.0 million, or 31.1%. This increase is due primarily to increased sales from cut fruit and vegetable platters, as well as an increase in sales of deli products. The overall increase in sales is primarily due to an increase in sales volume. Collectively, cut fruit, cut vegetable, and deli product sales increased 4.9 million units, or 23.8%. We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative products that we offer.

Nine Months Ended 2014 vs. Nine Months Ended 2013

Sales for RFG for the nine months ended July 31, 2014, when compared to the same period for fiscal 2013, increased $44.3 million, or 31.9%. This increase is due primarily to increased sales from cut fruit and vegetable platters, as well as an increase in sales of deli products. The overall increase in sales is primarily due to an increase in sales volume. Collectively, cut fruit, cut vegetable, and deli product sales increased 15.2 million units, or 29.0%. We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative products that we offer.

Gross Margins

The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and nine-month periods ended July 31, 2014 and 2013:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2014	Change	2013	2014	Change	2013

Gross margins:
Fresh products	$9,514	2.6%	$9,271	$25,405	26.4%	$20,106
Calavo Foods	3,840	(18.0)%	4,683	10,255	(15.1)%	12,074
RFG	7,591	84.1%	4,124	17,952	70.0%	10,558

Total gross margins	$20,945	15.9%	$18,078	$53,612	25.4%	$42,738

Gross profit percentages:
Fresh products	7.3%		7.4%	7.2%		6.2%
Calavo Foods	22.5%		32.2%	22.8%		31.2%
RFG	10.6%		7.5%	9.8%		7.6%
Consolidated	9.6%		9.3%	9.2%		8.5%

Summary

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $2.9 million, or 15.9%, for the third quarter of fiscal 2014, when compared to the same period for fiscal 2013. Gross margins increased by approximately $10.9 million, or 25.4%, for the first nine months of fiscal 2014 when compared to the same period for fiscal 2013. These increases were attributable to gross margin increases in our Fresh products and RFG segments, partially offset by a decrease in our Calavo Foods segment.

Fresh products

During our three month periods of fiscal 2014, as compared to the same prior year periods, the decrease in our Fresh products segment gross margin percentage was primarily the result of a decrease in the gross margin percentage for California sourced avocados for the three month periods of fiscal 2014, as compared to the same prior year periods. This decrease is due to the smaller California avocado crop in fiscal 2014, which increases per pound operating costs and decreases the overall gross margin. Partially offsetting this decrease, Mexican sourced avocados gross margin percentage increased from 2.1% in prior year to 5.7% in the current year. In the current year, we were able to manage the spread between the sales price and the fruit cost of Mexican sourced avocados more effectively, as average sales prices increased 16.0%, while average costs of goods sold increased 15.0% from the second quarter of fiscal 2014 to the third quarter of fiscal 2014. In the prior year, average sales prices increased 17.8%, while average costs of goods sold increased 19.5% from the second quarter of fiscal 2013 to the third quarter of fiscal 2013.

During our nine months ended July 31, 2014, as compared to the same prior year periods, the increase in our Fresh products segment gross margin percentage was primarily the result of significantly higher Mexican sourced avocado fruit costs in the prior year that uncharacteristically increased at a pace faster than anticipated in the latter part of March 2013 and remained higher than expected through April 2013. In the prior year, the average sales price of Mexican sourced avocados increased 3.2%, yet average fruit costs increased 31.8% from the first quarter of fiscal 2013 to the second quarter of fiscal 2013. In the current year, we were able to manage the spread between the sales price and the fruit cost of Mexican sourced avocados more effectively, as average sales prices increased 16.8%, while average fruit costs increased 18.4% from the first quarter of fiscal 2014 to the second quarter of fiscal 2014.

Calavo Foods

The Calavo Foods segment gross margin percentage during our three and nine months ended July 31, 2014, when compared to the same prior year periods, decreased primarily due to an increase in fruit costs. Fruit costs increased during our three and nine months ended July 31, 2014, by approximately 16.1% and 20.7%. In addition, gross margins decreased due to an increase in sales of frozen, high volume but low margin customers. Partially offsetting these decreases to the gross margin percentage was the strengthening of the U.S. Dollar compared to the Mexican Peso, which decreased many of our per pound costs. We anticipate that the gross margin percentage for our Calavo Foods segment will continue to experience significant fluctuations during this fiscal year primarily due to the uncertainty of the cost of fruit that will be used in the production process. In addition, any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products and Calavo Foods segments.

RFG

RFG’s improved gross-margin is reflective of certain economies of scale resulting from significant sales growth (see discussion above), improved labor utilization and improved raw-material quality and yield. Benefits from superior fruit quality/yield extend beyond just lower fruit costs, but also reduce other costs, including the labor needed to process such fruit.

Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2014	Change	2013	2014	Change	2013

Selling, general and administrative	$9,431	8.3%	$8,706	$26,814	4.3%	$25,717
Percentage of net sales	4.3%		4.5%	4.6%		5.1%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.7 million, or 8.3%, for the three months ended July 31, 2014, when compared to the same period for fiscal 2013. This increase was primarily related to higher corporate costs, including, but not limited to, general and administrative costs related to accrued management bonuses (approximately $1.3 million), salaries (approximately $0.4 million), and stock option expense (approximately $0.1 million), partially offset by decreases in the RFG revalue adjustment of contingent consideration (approximately $0.4 million) and the start-up operations of FreshRealm (approximately $0.7 million).

Selling, general and administrative expenses increased $1.1 million, or 4.3%, for the nine months ended July 31, 2014, when compared to the same period for fiscal 2013. This increase was primarily related to higher corporate costs, including, but not limited to, general and administrative costs related to accrued management bonuses (approximately $2.1 million), salaries (approximately $0.6 million), stock option expense (approximately $0.2 million) accounting fees (approximately $0.2 million), bad debt expense (approximately $0.1 million) and employee benefits (approximately $0.1 million), partially offset by a decrease in the RFG revalue adjustment of contingent consideration (approximately $1.7 million), the start-up operations of FreshRealm (approximately $0.4 million), and promotions and advertising (approximately $0.1 million).

Provision for Income Taxes

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2014	Change	2013	2014	Change	2013

Provision for income taxes	$8,064	154.9%	$3,163	$13,318	131.9%	$5,742
Percentage of income before provision for income taxes	33.5%		34.1%	34.0%		34.3%

For the third quarter of fiscal 2014, our provision for income taxes was $8.1 million, as compared to $3.2 million recorded for the comparable prior year period.

For the first nine months of fiscal 2014, our provision for income taxes was $13.3 million, as compared to $5.7 million recorded for the comparable prior year period. We expect our effective tax rate to approximate 34.9% during fiscal 2014.

Liquidity and Capital Resources

Cash provided by operating activities was $27.5 million for the nine months ended July 31, 2014, compared to $15.6 million provided operations for the similar period in fiscal 2013. Operating cash flows for the nine months ended July 31, 2014 reflect our net income of $25.9 million, net decrease in non-cash activities (depreciation and amortization, stock compensation expense, interest on deferred consideration, gain on deconsolidation of FreshRealm and income from unconsolidated entities) of $6.9 million and a net increase in the noncash components of our operating capital of approximately $8.5 million.

Our operating capital increase includes a net increase in trade accounts payable and accrued expenses of $9.8 million, an increase in payable to growers of $7.3 million, an increase in income taxes payable of $3.7 million, a decrease in income tax receivable of $2.2 million, a decrease in advances to suppliers of $1.8 million, and a decrease in other assets of $0.1 million, partially offset by an increase in prepaid expenses and other current assets of $3.3 million, an increase in inventory of $4.3 million, and a net increase in accounts receivable of $8.8 million.

The increase in payable to growers primarily reflects an increase in California fruit delivered in the month of July 2014, as compared to October 2013. The decrease in advances to suppliers primarily reflects fewer advances made to Agricola Belher related to the receipt of tomatoes in July 2014, compared to October 2013. The increase in inventory is primarily related to an increase in the fresh fruit on hand at July 31, 2014. This was primarily driven by an increase in the volume of California avocados purchased during our third fiscal quarter of 2014, as compared to October 2013. The increase in our accounts receivable, as of July 31, 2014, when compared to October 31, 2013, primarily reflects higher sales recorded in the month of July 2014, as compared to October 2013.

Cash used in investing activities was $15.8 million for the nine months ended July 31, 2014, which related to the purchase of property, plant and equipment items of $7.1 million, the deconsolidation of FreshRealm, net of cash $6.8 million, an investment of $1.7 million to the new joint venture which is expected to operate under the name of Agricola Don Memo, and an investment in an unconsolidated entity of $0.2 million.

Cash used in financing activities was $10.3 million for the nine months ended July 31, 2014, which related principally to the payment of our $11.0 million dividend, payments on our credit facilities totaling $5.2 million and payments on long-term obligations of $4.2 million, partially offset by proceeds received for the issuance of FreshRealm stock of $10.0 million (see Note 10 in the consolidated financial statements for more information) and exercises of stock options of $0.1 million.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of July 31, 2014 and October 31, 2013 totaled $9.4 million and $8.0 million. Our working capital at July 31, 2014 was $22.7 million, compared to $12.4 million at October 31, 2013.

We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. expire in February 2016. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.7% at July 31, 2014 and October 31, 2013. Under these credit facilities, we had $28.7 million and $34.0 million outstanding as July 31, 2014 and October 31, 2013. These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined). We were in compliance with all such covenants at July 31, 2014.

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

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2014.

(All amounts in thousands)	Expected maturity date July 31,
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$9,436	$—	$—	$—	$—	$—	$9,436	$9,436
Accounts receivable (1)	63,731	—	—	—	—	—	63,731	63,731
Advances to suppliers (1)	1,385	—	—	—	—	—	1,385	1,385

Liabilities
Payable to growers (1)	$20,920	$—	$—	$—	$—	$—	$20,920	$20,920
Accounts payable (1)	16,061	—	—	—	—	—	16,061	16,061
Current borrowings pursuant to credit facilities (1)	28,740	—	—	—	—	—	28,740	28,740
Fixed-rate long-term obligations (2)	5,231	3,047	112	92	92	286	8,860	8,965

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.
(2)	Fixed-rate long-term obligations bear interest rates ranging from 1.7% to 5.7% with a weighted-average interest rate of 2.8%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $136,000.

Except as disclosed with the acquisition of Calavo Salsa Lisa and RFG (and related amendments), we were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. We do not anticipate using derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates during fiscal 2014. Total foreign currency losses for the three months ended July 31, 2014, net of gains, was less than $0.1 million. Total foreign currency losses for the three months ended July 31, 2013, net of gains, was $0.1 million. Total foreign currency losses for the nine months ended July 31, 2014 and 2013, net of gains, was $0.1 million and $0.4 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Item 2 of Part I with respect to the resolution of the Hacienda Suits, which is incorporated by reference, into this Item 1.

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

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of July 31, 2014 and October 31, 2013; (2) Consolidated Condensed Statements of Income for the three and nine months ended July 31, 2014 and 2013; (3) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended July 31, 2014 and 2013; (4) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2014 and 2013; and (5) Notes to Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: September 12, 2014
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President
(Principal Executive Officer)

Date: September 12, 2014
	By	/s/ Arthur J. Bruno
Arthur J. Bruno
Chief Operating Officer, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of July 31, 2014 and October 31, 2013; (2) Consolidated Condensed Statements of Income for the three and nine months ended July 31, 2014 and 2013; (3) Consolidated Condensed Statements of Comprehensive Income for the three nine months ended July 31, 2014 and 2013; (4) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2014 and 2013; and (5) Notes to Unaudited Condensed Financial Statements.