Form 10-K
period 2014-10-31
CALAVO GROWERS INC
filed 2015-01-30
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant’s Common Stock held by non-affiliates on April 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $434.7 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of November 30, 2014 was 17,295,401.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which we intend to hold on April 22, 2015 are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2014.

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

EXPLANATORY NOTE REGARDING RESTATEMENT

In this comprehensive Annual Report on Form 10-K for our fiscal year ended October 31, 2014, we are restating audited financial statements, including the consolidated financial position as of October 31, 2013 and the consolidated results of our operations and our cash flows for each of the two years in the period ended October 31, 2013. Additionally, the Company will include in Note 19 “Selected Quarterly Financial Data (unaudited), restated interim financial information for the four quarters included in the fiscal year ended October 31, 2013 and the first three quarters included in the fiscal year ended October 31, 2014, along with reconciliations of the previously issued annual and quarterly financial information to the restated information.

We are restating our financial statements and related disclosures to reflect a non-cash misstatement in our historical consolidated financial statements related to its treatment of contingent consideration in the acquisition of Renaissance Food Group, LLC (RFG) in June 2011. Initially, we recorded the contingent consideration, which could be settled in common stock, as an equity instrument and therefore did not record expense based on the changes in fair value of the contingent consideration. However, the contingent consideration should have been accounted for primarily as a liability requiring re-measurement to fair value. Additionally, certain amounts of the consideration have been recorded as compensation expense. The adjustment is more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Restatement of Previously-Issued Financial Statements, and Note 3, “Restatement of Previously-Issued Financial Statements” to the Consolidated Financial Statements in Item 8 of this Form 10-K.

We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

Additional information on the restatement can be found in this report in:

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

Item 8. “Financial Statements and Supplementary Data”, Note 3, “Restatement of Previously-Issued Financials Statements”; and Note 19, “Selected Quarterly Financial Data (unaudited)”;

Item 9A. “Controls and Procedures”.

PART I

Item 1. Business

General development of the business

Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and an expanding provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to food distributors, produce wholesalers, supermarkets, convenience stores, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our various operating facilities, we sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas. Additionally, we also produce salsa and prepare ready-to-eat produce and deli products. We distribute our products both domestically and internationally and report our operations in three different business segments: Fresh products, Calavo Foods and RFG. See Note 12 in our consolidated financial statements for further information about our business segments. Our principal executive offices are located at 1141-A Cummings Road, Santa Paula, California 93060; telephone (805) 525-1245.

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

In October 2013, we contributed $1.0 million to the purchase of 60 hectares of property in Jalisco, Mexico, for the development of facilities to grow tomatoes. In fiscal 2014, we have advanced an additional $3.2 million for construction of greenhouses (bridge loan). The bridge loan will be replaced with a loan from an institutional lender in the amount of $4.5 million and the bridge loan will be immediately repaid from the proceeds of the new loan. In the second quarter of 2015, we expect to finalize a joint venture agreement with Agricola Belher (Belher) (see below for discussion of our existing infrastructure and distribution agreements with Belher as well). Such joint venture will operate under the name of Agricola Don Memo. Belher and Calavo are expected to have equal one-half ownership interests in Agricola Don Memo, but Belher will ultimately have overall management responsibility for the operations of Agricola Don Memo. The contribution of $3.2 million has been recorded as a receivable in prepaid and other current assets.

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

Effective May 2014, we closed our Second Amended and Restated Limited Liability Company Agreement by and among FreshRealm and the ownership members of FreshRealm. Pursuant to this agreement, Impermanence, LLC (Impermanence) was admitted as an ownership member of FreshRealm. Impermanence contributed $10.0 million to FreshRealm for 28.6% ownership. We agreed to dilute our ownership percentage in FreshRealm, as an injection of significant working capital would reduce the immediate need of Calavo to provide operating funds to FreshRealm and would also serve to preserve the value of our investment. As a result of the admission of Impermanence, Calavo’s ownership was reduced from 71.1% to 50.8%. Even though Calavo controlled greater than 50% of the outstanding units of FreshRealm, the minority/non-Calavo unit-holders held substantive participating rights. These rights existed primarily in two forms: (1) two out of a total of four board of director seats and (2) a provision in the Agreement that states that for situations for which the approval of the Members, as defined, is required by the Agreement, the Members shall act by Super-Majority Vote. As such, Calavo cannot control FreshRealm through its two board of director seats, nor its 50.8% ownership. Based on the foregoing, we deconsolidated FreshRealm in May 2014 and recorded a gain on the deconsolidation of FreshRealm of $12.6 million, which has been recorded on the face of the income statement as other income. Our investment of $17.0 million in FreshRealm has been recorded as investment in unconsolidated subsidiaries on our balance sheet. In July 2014, FreshRealm issued additional units to various 3rd parties, which reduced our ownership percentage to exactly 50%.

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

We sell avocados to a diverse group of supermarket chains, wholesalers, food service and other distributors, under the Calavo family of brand labels, as well as private labels. From time to time, some of our larger customers seek short-term sales contracts that formalize their pricing and volume requirements. Generally, these contracts contain provisions that establish a price floor and/or ceiling during the contract duration. In our judgment, the shift by our customers to drafting sales contracts benefits large handlers like us, which have the ability to fulfill the terms of these contracts. During fiscal year 2014, our 5 and 25 largest fresh customers represented approximately 17% and 40% of our total consolidated revenues. During fiscal year 2013, our 5 and 25 largest fresh customers represented approximately 20% and 41% of our total consolidated revenues. During fiscal year 2014, 2013 and 2012 none of our fresh customers represented more than 10% of total consolidated revenues.

The Hass variety is the predominant avocado variety marketed on a worldwide basis. Generally, California grown Hass avocados are available year-round, with peak production periods occurring between January through October. Other varieties have a more limited picking season and generally command a lower price. Approximately 1,900 California growers deliver avocados to us, generally pursuant to a standard marketing agreement. Over the past several years, our share of the California avocado crop has remained strong, with approximately 24% of the 2014 shipped California avocado crop handled by us, based on data published by the California Avocado Commission. We attribute our solid foothold in the California industry principally to the competitiveness of the per pound returns we pay and the communication and service we maintain with our growers.

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

We believe that our continued success in marketing Mexican avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices, and keeping the handling costs low as we ship the Mexican avocados to our packinghouses and distribution centers. We are subject to USDA and other regulatory inspections to ensure the safety and the quality of the fruit being delivered from Mexico. The Mexican avocado harvest, which is often considerably larger than the California avocado harvest, is both complimentary and competitive with the California market, as the Mexican harvest is near year round (most significant from September to June). As a result, it is common for Mexican growers to monitor the supply of avocados for export to the United States in order to obtain higher field prices. During 2014, we packed and distributed approximately 20% of the avocados exported from Mexico into the United States and approximately 5% of the avocados exported from Mexico to countries other than the United States, based on our estimates.

We also handle avocados from Chile, most of which are on a consignment basis with our growers. Pursuant to our joint venture agreement with M5, Calavo Chile is now the primary contact with our Chilean avocado sources. Our commission percentage is approximately 8%. Additionally, from time to time, we may purchase Chilean sourced avocados. Pursuant to our consignment arrangements, we occasionally make advances to Chilean growers. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. Historical experience demonstrates that providing post-harvest advances results in our acquiring full market risk for the product, as it is possible (although unlikely) that our sale proceeds may be less than the amounts we paid to the grower. This is a result of the high level of volatility inherent in the avocado and perishable food markets, which are subject to significant pricing declines based on the availability of fruit in the market. In the event that we do make a pre-season advance, our ability to recover such pre-harvest advance would be largely dependent on the grower’s ability to deliver avocados to us, as well as the inherent risks of farming, such as weather and pests.

The Chilean harvesting season being complimentary to the California season (August through February), Chilean avocados are able to command competitive retail pricing in the market. During 2014, we distributed an immaterial percentage of the total Chilean avocados imported into the United States, based on our estimates.

We have developed a series of marketing and sales initiatives primarily aimed at our largest customers that are designed to differentiate our products and services from those offered by our competitors. Some of these key initiatives are as follows:

•	We continue to have success with our ProRipeVIP™ avocado ripening program. This proprietary program allows us to deliver avocados evenly ripened to our customers’ specifications. We have invested in TasteTech Near Infrared (NIR) technology and equipment. The most significant reason we invested in the TasteTech systems is because the NIR technology measures internal qualities of the entire piece of fruit, as opposed to competitive mechanical tests that use pressure and calculated averages to measure firmness. We believe that ripened avocados help our customers address the consumers’ immediate needs and accelerate the sale of avocados through their stores. We currently have three TasteTech systems in use in the United States, which, we believe, can effectively meet our customers’ demand for conditioned fruit.

•	We have developed various display techniques and packages that appeal to consumers and, in particular, impulse buyers. Some of our techniques include the bagging of avocados and the strategic display of the bags within the produce section of retail stores. Our research has demonstrated that consumers generally purchase a larger quantity of avocados when presented in a bag as opposed to the conventional bulk displays. We also believe that the value proposition of avocados in a bag provides for a higher level of sales to grocery stores.

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

We utilize ultra-high pressure technology equipment which is designed to protect and safeguard our avocado and guacamole products without the need of preservatives. Using high pressure only, this procedure substantially destroys the cells of any bacteria that could lead to spoilage, food safety, or oxidation issues. Once the procedure is complete, our packaged guacamole is cased and shipped to various retail, club, and food service customers throughout the markets we service in the U.S and abroad. By fiscal year 2010, we had two 215L ultra high pressure machines into service. These machines, which are located in Uruapan, pressurize all guacamole product lines, including all frozen products, which begun in fiscal 2010. A 3rd ultra-high pressure machine, with a larger capacity of 350L, was put into service during our first fiscal quarter of 2012. We estimate that our operating capacity for all three ultra-high pressure machines at year end to be approximately 80%. While we believe this capacity is reasonable give our current sales, we are considering various plans to expand our production capacity to meet our future expected growth. Net sales of our ultra-high pressure (fresh) products, typically sold to retail customers, represented approximately 45% and 46% of total guacamole products within the Calavo Foods segment sales for the years ended October 31, 2014 and 2013.

Sales in the U.S. and Canada are made principally through a commissioned nationwide broker network, which is supported by our regional sales managers. We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, strategically located warehouses, and market relationships. During fiscal year 2014, our 5 and 25 largest processed product customers represented approximately 3% and 6% of our total consolidated revenues. During fiscal year 2013, our 5 and 25 largest processed product customers represented approximately 3% and 6% of our total consolidated revenues. During fiscal years 2014, 2013 and 2012 none of our processed product customers represented more than 10% of total consolidated revenues.

In February 2010, we acquired a 65 percent ownership interest in newly created CSL which acquired substantially all of the assets of LSC. LSC is a regional producer in the upper Midwest of Salsa Lisa refrigerated salsas. We believe that this line of salsa will further diversify our product offerings and will be a natural complement to our ultra-high-pressure guacamole.

RFG

In June 2011, Calavo, CG Mergersub LLC (Newco), Renaissance Food Group, LLC (RFG) and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust (collectively, the Sellers) entered into an Agreement and Plan of Merger dated May 25, 2011 (the Acquisition Agreement), which sets forth the terms and conditions pursuant to which Calavo would acquire a 100 percent ownership interest in RFG. Pursuant to the Acquisition Agreement, Newco, a newly formed Delaware limited liability company and wholly-owned subsidiary of Calavo, merged with and into RFG, with RFG as the surviving entity. RFG is a fresh-food company that produces, markets, and distributes nationally a portfolio of healthy, high quality products for consumers via the retail channel. See Note 17 of our consolidated financial statements for additional information.

RFG products range from fresh-cut fruit, ready-to-eat vegetables, recipe-ready vegetables and deli meat products. RFG sells under the popular labels of Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials to a wide range of customers. During fiscal year 2014, our 5 and 25 largest RFG product customers represented approximately 24% and 32% of our total consolidated revenues. During fiscal year 2013, our 5 and 25 largest RFG product customers represented approximately 18% and 27% of our total consolidated revenues. During fiscal years 2014, 2013 and 2012 none of our RFG product customers represented more than 10% of total consolidated revenues.

Sales and Other Financial Information by Business Segment and Product Category

Sales and other financial information by business segment are provided in Note 12 to our consolidated financial statements that are included in this Annual Report.

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

Research and Development

Prior to the acquisition of RFG and the creation of FreshRealm, we did not undertake significant research and development efforts. Research and development programs, if any, were limited to the continuous process of refining and developing new techniques to enhance the effectiveness and efficiency of our Calavo Foods operations and the handling, ripening, storage, and packing of fresh avocados. With the acquisition of RFG, we have increased research and development for new and improved products which is driven by customer requests, changes in product specifications, customer and market research and/or innovative ideas generated by our own team of experts with food processing and culinary backgrounds. We solicit customer and supplier input, review process and product trends and conduct sensory and shelf life testing, all to expand the category and drive new sales for our customers. Additionally, with the creation of FreshRealm, we have significantly increased our emphasis on research and development. Much of the research and development has been focused on a re-usable shipping container, which includes designing and the testing of prototypes, testing packing efficiency, gathering consumer feedback, thermal research, and testing the longevity and reusability of containers. In addition, we have incurred costs related to the programming of a specialized cloud technology operating system, as well as consumer research. Research and development costs are charged to expense when incurred. Total research and development costs for fiscal years 2014 was approximately $0.8 million. Total research and development costs for fiscal years 2013 was approximately $1.5 million. Total research and development costs for fiscal year 2012 were less than $0.1 million.

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

Employees

As of October 31, 2014, we had 1,987 employees, of which 699 were located in the United States and 1,288 were located in Mexico. We do not have a significant number of United States employees covered by a collective bargaining agreement. 1,150 of Calavo’s Mexican employees are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage.

The following is a summary of the number of “salaried” and “hourly” employees as of October 31, 2014.

Location	Salaried	Hourly	Total
United States	220	479	699
Mexico	138	1,150	1,288

TOTAL	358	1,629	1,987

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

The restatement of our historical financial statements has already consumed, and may continue to consume, a significant amount of our time and resources and may have a material adverse effect on our business.

As discussed in Note 3, “Restatement of Previously-Issued Financial Statements”, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K, we have restated in this Form 10-K our consolidated financial statements for certain prior periods to correct certain errors in those financial statements.

The restatement may affect investor confidence in the accuracy of our financial disclosures and may result in a decline in share price and stockholder lawsuits related to the restatement. The restatement process was resource-intensive and involved a significant amount of internal resources. We cannot guarantee that we will not receive inquiries from the SEC or The Nasdaq Stock Market LLC (“NASDAQ”) regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC or NASDAQ as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal and accounting costs.

There are risks related to investigations and lawsuits due to the restatement of our prior financial results.

In connection with our restatement, we have been subjected to a number of ongoing stockholder lawsuits, as described in Item 3 of this Annual Report on Form 10-K which is incorporated by reference herein. As a result of these events, we have been and remain subject to a number of risks, including the following, each of which could result in a material adverse effect to our business, financial condition and results of operations and/or a negative effect on the market for our stock: (i) private litigation relating to our restatement or new stockholder litigation; (ii) indemnification obligations for our directors, officers and employees related to the litigation; and (iii) diversion of the time and attention of members of our management and our Board of Directors from the management of our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters building from Limoneira Company (Limoneira) located in Santa Paula, California. In addition, RFG leases their corporate office in Ranch Cordova, California. We have numerous facilities throughout the United States, and two facilities in Mexico. See the following table for a summary of our locations:

United States Locations:

Packinghouses:

Leased or Owned:	City	State	Description
Owned	Santa Paula	California	Handles California, Mexican and Chilean avocados. The facility was purchased in 1955 and has had and has been improved in capacity and efficiency since then. This facility operates substantially similar to our Temecula facility. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.
Owned	Temecula	California	Handles California, Mexican and Chilean avocados. The facility was built in 1985 and has been improved in capacity and efficiency since then. This facility operates substantially similar to our Santa Paula facility. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Operating and Distributing Facilities:

Leased or Owned:	City	State	Description
Owned	Santa Paula	California	Operates as a ripening, storage and shipping facility for our fresh avocado operations. We sort and pack certain diversified commodities as well. In fiscal 2014, we added 3 additional ripe rooms that increased our capacity for avocado ripening. We believe that the annual capacity of this facility will be sufficient to pack and ripen, if necessary, the expected annual volume of avocados and specialty commodities delivered to us.

Leased	Swedesboro	New Jersey	Primarily ripens, sorts, packs, and ships avocados. Additionally, it also serves to store and ship certain tropical commodities as well. In fiscal 2014, we added 4 additional ripe rooms that increased our capacity for avocado ripening. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Leased	Garland	Texas	Primarily ripens, sorts, packs and ships fresh avocados. In fiscal 2014, we added 7,000 square feet of additional freezer space that further improved our capacity and reduced our 3rd party storage costs. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Leased	Nogales	Arizona	Primarily ripens, sorts, packs and ships, tomatoes, and other diversified commodities. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Leased	Hilo	Hawaii	Primarily sorts, packs, and ships papayas. We believe that the annual capacity will be sufficient to handle our forecasted annual production needs.

Owned	Hilo	Hawaii	Primarily provides irradiation services for produce grown in Hawaii. We believe that the annual capacity will be sufficient to handle our forecasted annual production needs.

Leased	St. Paul	Minnesota	CSL facility that produces salsa. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Leased	Houston	Texas	RFG facility that primarily processes cut fruits and vegetables, salads, sandwiches, and wraps. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Leased	Sacramento	California	RFG facility that primarily processes cut fruits and vegetables, salads, sandwiches, and wraps. We believe that the annual capacity of this facility will be sufficient to handle our forecasted annual production needs.

Mexico Locations:

Packinghouse and Processing Facility:

Leased or Owned:	City	State	Description
Owned	Uruapan	Michoacan	Our Calavo Foods processing facility produces our guacamole products. While we believe this capacity is reasonable give our current sales, we are considering various plans to expand our production capacity to meet our future expected growth.
Owned	Uruapan	Michoacan	Handles avocados delivered to us by Mexican growers. The facility was built in 1985 and has been significantly improved in capacity and efficiency since then. We believe that the annual capacity of this facility will be sufficient to process our forecasted annual production needs.

Item 3. Legal Proceedings

        In January 2015, two purported securities class action complaints- El Dabe v. Calavo Growers, Inc., et al., No. 2:15-cv-00400 (C.D. Cal. Jan. 20, 2015), and O’Hanlon v. Calavo Growers, Inc., et al., No. 2:15-cv-00414 (C.D. Cal. Jan. 21, 2015)-were filed against the Company and certain of its officers in the United States District Court for the Central District of California. The cases arise from the Company’s announcement on January 15, 2015 that it had identified a non-cash misstatement in its historical consolidated financial statements related to its treatment of contingent consideration in the Company’s acquisition of Renaissance Food Group, LLC in June 2011. The same day, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that the Company was recording a non-cash charge totaling $88.9 million before tax ($54 million net of tax) in connection with the error. The complaints allege that the defendants violated the federal securities laws by fraudulently misstating the Company’s finances in the Company’s public filings. Both complaints also allege that the Company is liable for these actions pursuant to Section 20(a) of the Act because its officers were “controlling persons” of the Company.

The Company intends to vigorously defend against the foregoing complaints. Based on the very early stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

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

Name	Age	Position
Lecil E. Cole	75	Chairman of the Board, Chief Executive Officer and President
Arthur J. Bruno	64	Chief Operating Officer, Chief Financial Officer and Corporate Secretary
Robert J. Wedin	65	Vice President, Sales and Fresh Marketing
Alan C. Ahmer	66	Vice President, Processed Product Sales and Production
Michael A. Browne	56	Vice President, Fresh Operations

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

Fiscal 2014	High	Low
First Quarter	$32.49	$28.30
Second Quarter	$36.17	$28.69
Third Quarter	$35.23	$29.91
Fourth Quarter	$48.63	$35.51

Fiscal 2013	High	Low
First Quarter	$24.74	$20.88
Second Quarter	$29.06	$24.57
Third Quarter	$31.68	$25.66
Fourth Quarter	$30.77	$24.19

As of November 30, 2014, there were approximately 948 stockholders of record of our common stock.

As previously reported on Current Reports on Form 8-K, we issued 1,531,996 shares of unregistered Calavo common stock per the RFG Amended Acquisition Agreement, in October 2014. We filed an S-3 registration statement registering the resale of 1,097,213 of these shares in October 2014.

Dividend Policy

Our dividend policy is to provide for an annual dividend payment, as determined by the Board of Directors. We anticipate paying dividends in the first quarter of our fiscal year.

On December 8, 2014, we paid a $0.75 per share dividend in the aggregate amount of $13.0 million to shareholders of record on November 17, 2014.

On December 12, 2013, we paid a $0.70 per share dividend in the aggregate amount of $11.0 million to shareholders of record on November 29, 2013.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following information as of and for the years ended October 31, 2013, 2012 and 2011 has been restated to reflect adjustments to our previously issued financial statements as more fully discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3, “Restatement of Previously-Issued Financial Statements” to the Consolidated Financial Statements included in Item 8 of this Form 10-K. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements of the Company, including the notes thereto, in Items 7 and 8, respectively, of this Form 10-K in order to fully understand factors that may affect the comparability of the financial data.

The following selected financial data as of October 31, 2014 and 2010 and for the years ended October 31, 2014, 2013, 2012 and 2010 (other than pounds information), are derived from the audited consolidated financial statements of Calavo Growers, Inc. The financial data as of October 31, 2011 and the year ended October 31, 2011 are derived from our restated financial statements.

We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

Historical results are not necessarily indicative of results that may be expected in any future period. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto that are included elsewhere in this Annual Report.

	Fiscal Year Ended October 31,
	2014	2013	2012	2011	2010
		Restated	Restated	Restated(11)
	(In thousands, except per share data)
Income Statement Data: (1)(2)(3)(4)(8)(9)
Net sales	$782,510	$691,451	$551,119	$522,529	$398,351
Gross margin	71,228	59,448	60,665	42,931	51,530
Selling, general and administrative	36,605	33,485	32,714	24,934	23,168
Net income attributable to Calavo Growers, Inc.	97	(1,795)	15,802	10,863	17,764
Basic net income per share	$0.01	$(0.12)	$1.07	$0.74	$1.22
Diluted net income per share	$0.01	$(0.12)	$1.05	$0.74	$1.22
Balance Sheet Data as of End of Period(4)(10):
Working capital	$22,047	$(3,418)	$1,287	$2,323	$14,801
Total assets	283,464	239,810	207,787	185,284	150,198
Accrued expenses	25,303	36,541	30,554	25,565	15,353
Current portion of long-term obligations	5,099	5,258	5,416	5,448	1,369
Long-term debt, less current portion	2,791	7,792	13,039	18,244	6,089
Shareholders’ equity	179,406	119,093	102,719	89,632	88,257
Cash Flows Provided by (Used in):
Operations	$21,345	$13,712	$21,723	$7,866	$19,979
Investing(2)(3)(5)(7)	(18,551)	(7,746)	(7,161)	(20,907)	(9,502)
Financing(6)	(4,069)	(5,050)	(10,233)	14,751	(10,288)
Other Data:
Dividends declared per share	$0.75	$0.70	$0.65	$0.55	$0.55
Net book value per share	$10.37	$7.58	$6.90	$6.07	$6.04
Pounds of California avocados sold	74,438	141,400	127,145	84,913	170,650
Pounds of non-California avocados sold	258,940	218,244	174,995	156,973	123,700
Pounds of processed avocados products sold	26,451	21,636	17,341	18,811	21,651

(1)	In July 2013, we entered into an Amended and Restated Limited Liability Company Agreement of FreshRealm. When we deconsolidated FreshRealm (see below), planned, principal operations had not yet commenced. As a result, FreshRealm has no sales or cost of sales. FreshRealm has incurred $1.0 million and $1.9 million of expenses related to its development as of October 31, 2014 and 2013, which are included in selling, general and administrative expenses.
(2)

On May 2, 2014, we closed our Second Amended and Restated Limited Liability Company Agreement (Agreement) by and among FreshRealm and the ownership members of FreshRealm. Pursuant to this agreement, Impermanence, LLC (Impermanence) was admitted as an ownership member of FreshRealm. As a result of the admission of Impermanence, Calavo’s ownership was reduced from 71.1% to 50.8%. Due to this dilution and lack of super majority on the board of directors of

FreshRealm, Calavo cannot control FreshRealm. Based on the foregoing, we deconsolidated FreshRealm as of May 2, 2014. Based on the above, we recorded a gain on the deconsolidation of FreshRealm of $12.6 million, which has been recorded on the face of the income statement as other income. Our investment of $17.0 million in FreshRealm has been recorded as investment in unconsolidated subsidiaries on our balance sheet.
(3)	In October 2012, we entered into a sale agreement with SRD, pursuant to which the Company has agreed to sell to SRD all of our interest, representing one-half ownership, in Maui Fresh for $2.6 million. This transaction resulted in a gain on sale of approximately $0.5 million.
(4)	Operating results for fiscal 2014, 2013, 2012 and 2011 and balance sheet data as of end of those respective periods include the acquisition of RFG from the date of acquisition of June 1, 2011. For fiscal year 2014, RFG net sales, gross margins, and net income before taxes were $252.3 million, $22.1 million and $11.1 million. For fiscal year 2013, RFG net sales, gross margins, and net income before taxes were $191.5 million, $14.9 million and $5.9 million. For fiscal year 2012, RFG net sales, gross margins, and net income before taxes were $154.1 million, $12.4 million and $4.5 million. For fiscal year 2011, RFG net sales, gross margins, and net income before taxes were $56.7 million, $4.3 million and $1.2 million. We have paid the Sellers $14.2 million in cash, net of adjustments based on RFG’s financial condition at closing.
(5)	For fiscal year 2011, we made a $3.0 million infrastructure advance to Agricola Belher. We collected $0.8 million, $1.7 million, $1.2 million and $1.8 million in fiscal years 2014, 2013, 2011 and 2010 related to infrastructure advances. For fiscal 2012, the 2012 payment was not made and both parties agreed to defer the payment until 2013.
(6)	On April 10, 2013, we repurchased 165,000 shares of our common stock from Limoneira for cash consideration of $4.8 million at a purchase price of $29.02 per share, the closing price on April 10, 2013. These shares were cancelled and returned to authorized, but unissued, status.
(7)	In October 2013, we contributed $1.0 million to the purchase of 60 hectares of property in Jalisco, Mexico, for the development of facilities to grow tomatoes. In fiscal 2014, we have advanced an additional $3.2 million for construction of greenhouses (bridge loan). The bridge loan will be replaced with a loan from an institutional lender in the amount of $4.5 million and the bridge loan will be immediately repaid from the proceeds of the new loan. In the second quarter of 2015, we expect to finalize a joint venture agreement with Belher. Such joint venture will operate under the name of Agricola Don Memo. Belher and Calavo are expected to have equal one-half ownership interests in Agricola Don Memo, but Belher will ultimately have overall management responsibility for the operations of Agricola Don Memo. The contribution of $3.2 million has been recorded as a receivable in prepaid and other current assets.
(8)	Cost of Sales for fiscal 2014, 2013, and 2012 include non-cash compensation expense related to the acquisition of RFG totaling $1.9 million, $0.7 million, and an insignificant amount. These non-cash expenses will not continue into fiscal 2015 nor beyond. See Note 3 to our Consolidated Financial Statements.
(9)	Selling, General, and Administrative expenses for fiscal 2014, 2013 and 2012 include non-cash compensation expense related to the acquisition of RFG totaling $0.7 million, $0.3 million, and an insignificant amount. These non-cash expenses will not continue into fiscal 2015 nor beyond. See Note 3 to our Consolidated Financial Statements.
(10)	Included in accrued liabilities as of October 31, 2013, 2012, and 2011 is a non-cash, contingent consideration liability totaling $15.6 million, $11.2 million, and $8.3 million related to the acquisition of RFG. This liability resolved during fiscal 2014 and will not continue in fiscal 2015 or beyond. See Note 3 to our Consolidated Financial Statements.
(11)	This has been derived from our restated, unaudited financial statements for the year ended October 31, 2011.

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

Overview

We are a leader in the distribution of avocados, prepared avocado products, and other perishable food products throughout the United States. Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our various operating facilities, we sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas. Additionally, we also produce salsa and prepare ready-to-eat produce and deli products. We report our operations in three different business segments: (1) Fresh products, (2) Calavo Foods and (3) RFG. See Note 12 to our consolidated financial statements for further discussion.

Our Fresh products business grades, sizes, packs, cools, and ripens (if desired) avocados for delivery to our customers. We presently operate two packinghouses and three operating and distributing facilities that handle avocados across the United States. These packinghouses handled approximately 24% of the California avocado crop during the 2014 fiscal year, based on data obtained from the California Avocado Commission. Our operating results and the returns we pay our growers are highly dependent on the volume of avocados delivered to our packinghouses, as a significant portion of our costs is fixed. Our strategy calls for continued efforts to retain and recruit growers that meet our business model. Additionally, our Fresh products business also procures avocados grown in Chile and Mexico, as well as other various commodities, including tomatoes, papayas, and pineapples. We operate a packinghouse in Mexico that, together with certain co-packers that we frequently purchase fruit from, handled approximately 20% of the Mexican avocado crop bound for the United States market and approximately 5% of the avocados exported from Mexico to countries other than the United States during the 2013-2014 Mexican season, based on our estimates. Our strategy is to increase our market share of currently sourced avocados to all accepted marketplaces. We believe our diversified avocado sources provides a level of supply stability that may, over time, help solidify the demand for avocados among consumers in the United States and elsewhere in the world. We believe our efforts in distributing our other various commodities, such as those shown above, complement our offerings of avocados. From time to time, we continue to explore distribution of other crops that provide reasonable returns to the business.

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

Net sales of frozen products represented approximately 55% and 54% of total processed segment sales for the years ended October 31, 2014 and 2013. Net sales of our ultra high pressure products represented approximately 45% and 46% of total processed segment sales for the years ended October 31, 2014 and 2013.

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

Recent Developments

Restatement of Previously-Issued Financial Statements

In connection with the preparation, review and audit of the Company’s consolidated financial statements required to be included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2014, the Company identified a non-cash misstatement in its historical consolidated financial statements related to its treatment of contingent consideration in the acquisition of RFG in June 2011. In accordance with the earn-out provisions in the RFG acquisition agreement, if RFG’s operating results exceeded defined thresholds, additional purchase price was required to be paid by the Company, subject to a ceiling. RFG’s results substantially exceeded defined thresholds and expectations and, accordingly, RFG’s former owners received the maximum earn-out payment permitted pursuant to the acquisition agreement.

The total cumulative amount of non-cash operating expense, primarily related to the revaluation of RFG earn-out liability, that needed to be recorded is approximately $88.1 million, accounted for over the period from the date of acquisition of RFG (i.e. June 1, 2011) through the period ended October 31, 2014. Initially, we recorded the contingent consideration, which was settleable in common stock, as an equity instrument and therefore did not record expense based on the changes in fair value of the contingent consideration. However, the contingent consideration should have been accounted for as a liability requiring re-measurement to fair value. Additionally, certain amounts of the consideration have been recorded as compensation expense. See following table for the total adjustments relating to contingent consideration and non-cash compensation for the acquisition of RFG for fiscal years 2014, 2013, and 2012:

	2014	2013	2012
Contingent Consideration	$51,082	$31,066	$2,157
Non-cash compensation recorded in cost of sales	1,807	676	1
Non-cash compensation recorded in selling, general and administrative	722	268	1

Total	$53,611	$32,010	$2,159

The Company has also identified certain immaterial adjustments primarily relating to non-controlling interest, diluted number of shares outstanding, and income tax expense related to fiscal years ended October 31, 2014, October 31, 2013, and October 31, 2012, which are reflected in the restated consolidated financial statements for the Relevant Periods. See Note 3, “Restatement of Previously-Issued Financial Statements” to the Consolidated Financial Statements for more information.

We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

Dividend Payment

On December 8, 2014, we paid a $0.75 per share dividend in the aggregate amount of $13.0 million to shareholders of record on November 17, 2014.

Contingencies

From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

In January 2015, various class action lawsuits have been initiated against the company related to the restatement of previously-issued financial statements, we believe these are without merit and will defend ourselves vigorously. See Item 3 of this Annual Report on Form 10-K which is incorporated by reference herein.

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

(As of May 2, 2014, in thousands)

Fair value of retained noncontrolling investment	$16,962
Carrying amount of noncontrolling interest	$4,031
Carrying amount of FreshRealm’s assets and liabilities	($8,371)

Gain on deconsolidation of FreshRealm	$12,622

We estimated the fair value of our noncontrolling interest in FreshRealm by performing a forecast projection analysis. This analysis was conducted with the consultation from a third party consulting firm. See Note 16 to the financial statements for additional information regarding the fair value calculation and assumptions used.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate all of our estimates, including those related to the areas of customer and grower receivables, inventories, useful lives of property, plant and equipment, promotional allowances, income taxes, retirement benefits, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Additionally, we frequently engage 3rd party valuation experts to assist us with estimates described below. Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods.

Management has discussed the development and selection of critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting estimates in this Annual Report.

We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Promotional allowances. We provide for promotional allowances at the time of sale, based on our historical experience. Our estimates are generally based on evaluating the relationship between promotional allowances and gross sales. The derived percentage is then applied to the current period’s sales revenues in order to arrive at the appropriate debit to sales allowances for the period. The offsetting credit is made to accrued liabilities. When certain amounts of specific customer accounts are subsequently identified as promotional, they are written off against this allowance. Actual amounts may differ from these estimates and such differences are recognized as an adjustment to net sales in the period they are identified. A 1% change in the derived percentage for the entire year would impact results of operations by approximately $0.7 million.

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

Goodwill and acquired intangible assets. Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We performed our annual assessment of goodwill and determined that no impairment existed as of October 31, 2014.

Contingent consideration: See Note 3, “Restatement of Previously-Issued Financial Statements” to the Consolidated Financial Statements for information on the adjustments made related to the restatement of previously-issued financial statements. Each period, we revalue our contingent consideration obligations to their fair value and record increases or decreases in the fair value into contingent consideration, cost of sales and/or selling, general and administrative expense. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in the assumed timing and amount of revenue and expense estimates, changes in the probability of payment scenarios, changes in stock values, as well as changes in capital market conditions, which impact the discount rate used in the fair valuation. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given period. Total net increase to the contingent considerations in fiscal years 2014, 2013 and 2012 totaled $53.1 million, $33.6 million (restated) and $2.6 million (restated).

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

Results of Operations

The following table sets forth certain items from our consolidated statements of income, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,
	2014	2013	2012
		Restated	Restated
Net sales	100.0%	100.0%	100.0%
Gross margins	9.1%	8.6%	11.0%
Selling, general and administrative	4.7%	4.8%	5.9%
Contingent consideration related to RFG acquisition	6.5%	4.8%	0.5%
Operating income	(2.1)%	(1.0)%	4.6%
Interest income	0.0%	0.0%	0.0%
Interest expense	(0.1)%	(0.2)%	(0.2)%
Other income, net	0.1%	0.1%	0.2%
Net income (loss)	(0.0)%	(0.4)%	2.8%

Net Sales

We believe that the fundamentals for our products continue to be favorable. Firstly, Americans continue to eat more avocados. United States (U.S.) avocado demand continues to grow, with per capita use in 2012/13 reaching 5.6 pounds per person, up 10 percent from the previous year, and approximately 130% higher the estimate of a decade ago. We believe that the healthy eating trend that has been developing in the United States contributes to such growth, as avocados, which are cholesterol and sodium free, are dense in fiber, vitamin B6, antioxidants, potassium, folate, and contain unsaturated fat, which help lower cholesterol. Also, a growing number of research studies seem to suggest that phytonutrients, which avocados are rich in, help fight chronic illnesses, such as heart disease and cancer.

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

In October 2002, the USDA announced the creation of a Hass Avocado Board to promote the sale of Hass variety avocados in the U.S. marketplace. This board provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace. The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales. We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our avocado businesses. During fiscal 2014, 2013 and 2012, on behalf of avocado growers, we remitted approximately $1.7 million, $2.0 million and $0.9 million to the California Avocado Commission. During fiscal 2014, 2013 and 2012, we remitted approximately $7.1 million, $8.0 million and $5.7 million to the Hass Avocado Board related to avocados.

We also believe that our diversified fresh products, primarily tomatoes, papayas and pineapples, are positioned for future growth and expansion.

The tomato is the fourth most popular fresh-market vegetable behind potatoes, lettuce, and onions in the United States. Although stabilizing in the first decade of the 2000s, annual average fresh-market tomato consumption remains well above that of the previous decade. Over the past few decades, per capita use of tomatoes has been on the rise due to the enduring popularity of salads, salad bars, and submarine sandwiches. Perhaps of greater importance has been the introduction of improved and new tomato varieties, heightened consumer interest in a wider range of tomatoes, a surge of new immigrants who eat vegetable-intensive diets, and expanding national emphasis on health and nutrition.

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

The following tables set forth sales by product category and sales incentives, by segment (dollars in thousands):

	Year ended October 31, 2014				Year ended October 31, 2013
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$433,581	$—	$—	$433,581	$407,678	$—	$—	$407,678
Tomatoes	19,705	—	—	19,705	22,623	—	—	22,623
Papayas	12,619	—	—	12,619	13,077	—	—	13,077
Pineapples	5,086	—	—	5,086	5,739	—	—	5,739
Other fresh products	1,037	—	—	1,037	601	—	—	601
Food service	—	48,085	—	48,085	—	43,616	—	43,616
Retail and club	—	22,334	255,074	277,408	—	18,789	195,376	214,165

Total gross sales	472,028	70,419	255,074	797,521	449,718	62,405	195,376	707,499
Less sales incentives	(1,079)	(11,140)	(2,792)	(15,011)	(1,349)	(10,791)	(3,908)	(16,048)

Net sales	$470,949	$59,279	$252,282	$782,510	$448,369	$51,614	$191,468	$691,451

	Year ended October 31, 2013				Year ended October 31, 2012
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$407,678	$—	$—	$407,678	$318,556	$—	$—	$318,556
Tomatoes	22,623	—	—	22,623	11,404	—	—	11,404
Papayas	13,077	—	—	13,077	12,753	—	—	12,753
Pineapples	5,739	—	—	5,739	6,840	—	—	6,840
Other fresh products	601	—	—	601	1,788	—	—	1,788
Food service	—	43,616	—	43,616	—	36,289	—	36,289
Retail and club	—	18,789	195,376	214,165	—	19,758	157,333	177,091

Total gross sales	449,718	62,405	195,376	707,499	351,341	56,047	157,333	564,721
Less sales incentives	(1,349)	(10,791)	(3,908)	(16,048)	(759)	(9,623)	(3,220)	(13,602)

Net sales	$448,369	$51,614	$191,468	$691,451	$350,582	$46,424	$154,113	$551,119

Net sales to third parties by segment exclude inter-segment sales and cost of sales. For fiscal years 2014, 2013, and 2012, inter-segment sales and cost of sales for Fresh products totaling $33.7 million, $29.9 million and $22.2 million were eliminated. For fiscal years 2014, 2013, and 2012, inter-segment sales and cost of sales for Calavo Foods totaling $16.4 million, $14.3 million, and $11.6 million were eliminated.

The following table summarizes our net sales by business segment:

	2014	Change	2013	Change	2012
	(Dollars in thousands)
Net sales:
Fresh products	$470,949	5.0%	$448,369	27.9%	$350,582
Calavo Foods	59,279	14.9%	51,614	11.2%	46,424
RFG	252,282	31.8%	191,468	24.2%	154,113

Total net sales	$782,510	13.2%	$691,451	25.5%	$551,119

As a percentage of net sales:
Fresh products	60.2%		64.8%		63.6%
Calavo Foods	7.6%		7.5%		8.4%
RFG	32.2%		27.7%		28.0%

	100.0%		100.0%		100.0%

Summary

Net sales for the year ended October 31, 2014, compared to 2013, increased by $91.1 million, or 13.2%. The increases in sales, when compared to the same corresponding prior year periods, are related to increases in sales from all segments. We experienced an increase in RFG sales during fiscal year 2014, which was due primarily to increased sales from cut fruit and vegetables platters, as well as an increase in sales of deli products. We experienced an increase in Fresh product sales during fiscal 2014, which was due primarily to increased sales of Mexican sourced avocados. Partially offsetting this increase in Fresh product sales, however, was a decrease in sales of California sourced avocados. We experienced an increase in our Calavo Foods segment during fiscal year 2014, which was due primarily to an increase in the sales of our guacamole products. While the procurement of fresh avocados related to our Fresh products segment is very seasonal, our Calavo Foods business is generally not subject to a seasonal effect. See detailed explanations below.

Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Fiscal 2014 vs. Fiscal 2013:

Net sales delivered by the Fresh products business increased by approximately $22.6 million, or 5.0%, for the year ended October 31, 2014, when compared to fiscal 2013. As discussed above, this increase in Fresh product sales during fiscal 2014 was primarily related to increased sales of Mexican sourced avocados, partially offset by a decrease in sales from California sourced avocados. See details below.

Sales of Mexican sourced avocados increased $91.9 million, or 39.2%, for the year ended October 31, 2014, when compared to the same prior year period. The increase in Mexican sourced avocados was due primarily to an increase in the sales price per carton, which increased by approximately 18.8%. We attribute this increase primarily to a lower overall volume of California avocados in the marketplace, due to a smaller crop, and an overall increase in the demand of quality avocados. In addition, there was an increase in the pounds sold, which increased by approximately 37.4 million pounds of avocados sold, or 17.2%, when compared to the same prior year period.

Sales of Chilean sourced avocados increased $2.9 million for the year ended October 31, 2014, when compared to the same prior year period. The increase in Chilean sourced avocados was due to an increase in pounds sold. Chilean sourced avocados sales reflect an increased in 2.7 million pounds of avocados sold, when compared to the same prior year period. This increase in sales is due to the lower availability of California avocados, and an increased focus on obtaining an increased supply of avocados from more diversified sources.

Partially offsetting such increases was a decrease in sales of California sourced avocados, which decreased $69.3 million, or 40.4% for the year ended October 31, 2014, when compared to the same prior year period. The decrease in California sourced avocados was primarily due to a decrease in pounds sold. California sourced avocados sales reflect a decrease in 67.0 million pounds of avocados sold, or 47.4%, when compared to the same prior year period. We attribute most of this decrease in volume to the cyclically smaller California avocado crop for fiscal 2014. Partially offsetting this decrease, however, was the increase in the sales price per carton, which increased by approximately 13.3%. We attribute this increase primarily to a lower overall volume of avocados in the marketplace and an overall increase in the demand for avocados.

Sales of tomatoes decreased to $19.7 million for the year ended October 31, 2014, compared to $22.6 million for the same period for fiscal 2013. The decrease in sales for tomatoes is due to a decrease in cartons sold to 1.9 million cartons from 2.6 million cartons. Partially offsetting this decrease is an increase in the sales price per carton, which increased approximately 19.6%. We attribute this increase in the per carton selling price primarily to the 2013 (tomato) suspension agreement, which increased the floor sales price of Mexican tomatoes sold in the U.S. marketplace.

We anticipate that sales volume of California grown avocados will increase in fiscal 2015, due to a larger expected California avocado crop. We anticipate that sales of Mexican grown avocados will increase in fiscal 2015, when compared to the same prior year period, due to higher overall volume. In addition, we anticipate that sales volume of tomatoes will increase in fiscal 2015.

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

Calavo Foods

Fiscal 2014 vs. Fiscal 2013:

Sales for Calavo Foods for the year ended October 31, 2014, when compared to the same period for fiscal 2013, increased $7.7 million, or 14.9%. This increase is due to an increase in sales of prepared guacamole products which increased approximately $8.1 million, or 16.5%, for the year ended October 31, 2014, when compared to the same prior year period. The increase in sales of prepared guacamole was primarily related to an increase in overall pounds sold, which increased 4.8 million pounds, or 22.3%, partially offset by a decrease in the average net selling price per pound for both our frozen guacamole products and our refrigerated guacamole products of approximately 4.4%, primarily due to a change in the product mix.

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

RFG

Fiscal 2014 vs. Fiscal 2013:

Sales for RFG for the year ended October 31, 2014, when compared to the same prior year period, increased $60.8 million, or 31.8%. This increase is due primarily to increased sales from packaged fresh cut fruit, packaged fresh cut vegetables and fresh prepared and packaged deli style salads, sandwiches and wraps. The overall increase in sales is primarily due to an increase in sales volume. Collectively, cut fruit, cut vegetable, and deli product sales increased 18.8 million units, or 25.9%. We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative packaged fresh food products that we offer. As point of note, under Calavo ownership RFG revenues have grown from a fiscal 2011 “run rate” of $94.1 million to $252.3 million for the fiscal year ended Oct. 31, 2014.

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

Gross Margins

The following table summarizes our gross margins and gross profit percentages by business segment:

	2014	Change	Restated 2013	Change	Restated 2012
	(Dollars in thousands)
Gross Margins:
Fresh products	$36,129	15.8%	$31,193	(9.0)%	$34,295
Calavo Foods	13,010	(2.8)%	13,388	(4.4)%	14,002
RFG	22,089	48.6%	14,867	20.2%	12,368

Total gross margins	$71,228	19.8%	$59,448	(2.0)%	$60,665

Gross profit percentages:
Fresh products	7.7%		7.0%		9.8%
Calavo Foods	21.9%		25.9%		30.2%
RFG	8.8%		7.8%		8.0%
Consolidated	9.1%		8.6%		11.0%

Summary

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $11.8 million, or 19.8%, for the year ended October 31, 2014, when compared to the same period for fiscal 2013. These increases were attributable to gross margin increases in our Fresh products and RFG segments, partially offset by a decrease in our Calavo Foods segment.

Note that RFG’s Cost of Sales for fiscal 2014, 2013, and 2012 include non-cash compensation expense related to the sale/acquisition of RFG totaling $1.8 million, and $0.7 million, and an insignificant amount. See Note 3 to our Consolidated Financial Statements. If we did not include this non-cash expense, RFG’s gross margin and resulting gross profit percentages would be as follows:

	2014	Change	2013	Change	2012
	(Dollars in thousands)
Gross Margins:
RFG	23,896	53.7%	15,543	25.7%	12,369
Gross profit percentages:
RFG	9.5%		8.1%		8.0%

Fresh products

Fiscal 2014 vs. Fiscal 2013:

During fiscal 2014, as compared to the same prior year period, the increase in our Fresh products segment gross margin percentage was primarily the result of increased margins for Mexican sourced avocados that increased from 5.0% in fiscal 2013 to 8.1% in fiscal 2014. In the current year, we were able to manage the spread between the sales price and the fruit cost of Mexican sourced avocados more effectively, as average fruit costs increased 15.0%, we were able to increase sales prices by approximately 18.8%. In addition, the U.S. Dollar to Mexican Peso exchange rate weakened in fiscal year 2013, while in fiscal 2014 the U.S. Dollar to Mexican Peso exchange rate strengthened. Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products and Calavo Foods segments.

Partially offsetting this increase in gross margin percentage was a decrease in the gross margin percentage for California sourced avocados for fiscal 2014, as compared to the same prior year periods. Gross margin percentages related to California avocados are largely dependent on production yields achieved at our packinghouses, current market prices of avocados, our packing and marketing fee, and volume of avocados packed. A significant portion of our costs are fixed. As such, a lower volume of fruit going through our packinghouses will decrease our gross margin percentage. Pounds of California avocados sold decreased 47.4% in fiscal 2014 as compared to fiscal 2013. This had the effect of increasing our per pound costs, which, as a result, negatively impacted gross margins.

The gross margin and/or gross profit percentage for consignment sales, including certain Chilean avocados, tomatoes and pineapples, are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers. The gross margin we earn is generally based on a commission agreed to with each party, which usually is a percent of the overall selling price. Although we generally do not take legal title to such avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, our results of operations include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. For fiscal years 2014, we generated gross margins of $3.0 million from consigned sales. This is a $0.1 million increase in gross margin for consigned sales compared to previous year. Sales of Chilean sourced avocados increased $2.9 million for the year ended October 31, 2014, when compared to the same prior year period. The increase in Chilean sourced avocados was due to an increase in pounds sold. Chilean sourced avocados sales reflect an increased in 2.7 million pounds of avocados sold, when compared to the same prior year period. This increase in sales is due to the lower availability of California avocados, and an increased focus on obtaining an increased supply of avocados from more diversified sources. Sales of tomatoes decreased to $19.7 million for the year ended October 31, 2014, compared to $22.6 million for the same period for fiscal 2013. The decrease in sales for tomatoes is due to a decrease in cartons sold to 1.9 million cartons from 2.6 million cartons. Partially offsetting this decrease is an increase in the sales price per carton, which increased approximately 19.6%. We attribute this increase in the per carton selling price primarily to the 2013 (tomato) suspension agreement, which increased the floor sales price of Mexican tomatoes sold in the U.S. marketplace.

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

Calavo Foods

Fiscal 2014 vs. Fiscal 2013:

The Calavo Foods segment gross margin percentage during our year ended October 31, 2014, when compared to the same prior year periods, decreased primarily due to an increase in fruit costs. Fruit costs increased during our year ended October 31, 2014, by approximately 2.8%. In addition, gross margins decreased due to an increase in sales of frozen, high volume but low margin customers. Partially offsetting these decreases to the gross margin percentage was the strengthening of the U.S. Dollar compared to the Mexican Peso, which decreased many of our per pound costs. We anticipate that the gross margin percentage for our Calavo Foods segment will continue to experience significant fluctuations during this fiscal year primarily due to the uncertainty of the cost of fruit that will be used in the production process. Note that any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Calavo Foods segments.

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

RFG

Fiscal 2014 vs. Fiscal 2013:

Not considering the non-cash compensation expense as described above, gross profit for RFG for the year ended October 31, 2014, when compared to the same prior year period, increased $8.4 million, or 53.7%. RFG’s improved gross-margin is reflective of certain economies of scale resulting from significant sales growth (see discussion above), improved labor utilization and improved raw-material quality and yield. Benefits from superior fruit quality/yield extend beyond just lower fruit costs, but also reduce other costs, including the labor needed to process such fruit.

Fiscal 2013 vs. Fiscal 2012:

Not considering the non-cash compensation expense as described above, gross profit for RFG for the year ended October 31, 2013, when compared to the same prior year period, increased $3.2 million, or 25.7%. This increase is due primarily to increased sales from packaged fresh cut fruit, packaged fresh cut vegetables and fresh prepared and packaged deli style salads, sandwiches and wraps. The overall increase in sales is primarily due to an increase in sales volume. Collectively, cut fruit, cut vegetable, and deli product sales increased 13.8 million units, or 24.0%. We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative packaged fresh food products that we offer.

Selling, General and Administrative

	2014	Change	Restated 2013	Change	Restated 2012
	(Dollars in thousands)
Selling, general and administrative	$36,605	9.3%	$33,485	2.4%	$32,714
Percentage of net sales	4.7%		4.8%		5.9%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $3.1 million, or 9.3%, for the year ended October 31, 2014, when compared to the same prior year period. This increase was primarily related to higher corporate costs, including, but not limited to, general and administrative costs related to accrued management bonuses (approximately $1.3 million), salaries (approximately $1.2 million), non-cash compensation related to RFG acquisition (approximately $0.5 million), stock option expense (approximately $0.4 million), accounting fees (approximately $0.4 million), bad debt expense (approximately $0.2 million), employee benefits (approximately $0.2 million), other administration fees (approximately $0.2 million) and broker commissions (approximately $0.1 million), partially offset by a decrease in the expenses related to the start-up operations of FreshRealm (approximately $0.9 million), write-down of contingent consideration related to Salsa Lisa (approximately $0.3 million), promotions and advertising (approximately $0.1 million) and legal fees (approximately $0.1 million).

Selling, general and administrative expenses increased $0.8 million, or 2.4%, for the year ended October 31, 2013, when compared to the same prior year period. This increase was primarily due to the start-up operations of FreshRealm (approximately $1.9 million), as well as higher corporate costs, including, but not limited to, salaries (approximately $0.7 million), non-cash compensation related to RFG acquisition (approximately $0.3 million), accounting fees (approximately $0.2 million), and legal fees (approximately $0.2 million), partially offset by decreases in management bonuses (approximately $2.2 million), consulting fees (approximately $0.1 million), data processing (approximately $0.1 million) and a decrease in the revalue adjustments on contingent consideration related to the acquisition of Calavo Salsa Lisa compared to prior year (approximately $0.1 million).

Contingent Consideration Related to RFG Acquisition

	2014	Change	Restated 2013	Change	Restated 2012
	(Dollars in thousands)
Contingent consideration related to RFG acquisition	$51,082	55.4%	$32,867	1,177.9%	$2,572
Percentage of net sales	6.5%		4.8%		0.5%

See Note 3, “Restatement of Previously-Issued Financial Statements” to the Consolidated Financial Statements for information on the adjustments made related to the restatement of previously-issued financial statements.

We revalued contingent consideration obligations to their fair value and recorded increases or decreases in the fair value into contingent consideration expense. Increases or decreases in the fair value of the contingent consideration obligations resulted from changes in the assumed timing and amount of revenue and expense estimates, changes in the probability of payment scenarios, as well as changes in capital market conditions, which impacted the discount rate used in the fair valuation. Significant judgment was employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. RFG and Salsa Lisa are the two acquisitions that have contingent consideration. RFG’s results substantially exceeded defined thresholds and expectations and, accordingly, RFG’s former owners received the maximum earn-out payment permitted pursuant to the acquisition agreement. This caused the significant increase in contingent consideration for fiscal year 2014 and 2013. As discussed in Note 3 and Note 17, RFG’s former owners received the maximum earn-out payment permitted pursuant to the acquisition agreement, as amended, and there will be no future expenses related to this acquisition.

Interest Income

	2014	Change	2013	Change	2012
	(Dollars in thousands)
Interest income	$228	(10.6)%	$255	11.4%	$229
Percentage of net sales	0.0%		0.0%		0.0%

Interest income was primarily generated from our loans to growers. The increase in interest income in fiscal 2014 as compared to 2013 is due to the borrowings by California avocado growers decreasing in the current year compared to the prior year.

The increase in interest income in fiscal 2013 as compared to 2012 is due to the borrowings by California avocado growers increasing in the current year compared to the prior year.

Interest Expense

	2014	Change	2013	Change	2012
	(Dollars in thousands)
Interest expense	$983	(10.5)%	$1,098	(4.7)%	$1,152
Percentage of net sales	0.1%		0.2%		0.2%

Interest expense is primarily generated from our line of credit borrowings, as well as our term loan agreements with Farm Credit West, PCA (FCW) and Bank of America, N.A. (BoA). For fiscal 2014, as compared to fiscal 2013, the decrease in interest expense was primarily related to a lower average outstanding balance on our non-collateralized, revolving credit facilities with FCW and BoA.

For fiscal 2013, as compared to fiscal 2012, the decrease in interest expense was primarily related to a lower average outstanding balance on our non-collateralized, revolving credit facilities with FCW and BoA.

Other Income, Net

	2014	Change	2013	Change	2012
	(Dollars in thousands)
Other income, net	$473	5.6%	$448	(49.5)%	$887
Percentage of net sales	0.1%		0.1%		0.2%

Other income, net includes dividend income, as well as certain other transactions that are outside of the normal course of operations. Other Income stayed relatively consistent in fiscal 2014 compared to fiscal 2013. During fiscal 2014 and 2013, we received $0.3 million as dividend income from Limoneira. During fiscal 2012, we received $0.2 million as dividend income from Limoneira.

The decrease in fiscal year 2013, compared to 2012 is due the sale to San Rafael of all our interest, representing one-half ownership, in Maui Fresh International in prior year. This transaction resulted in a prior year gain on sale of approximately $0.5 million.

Not included in the other income discussion above, is the gain on the deconsolidation of FreshRealm that is disclosed on its own line on the income statement. For further discussion on the $12.6 million gain in fiscal 2014, see Note 18 of the consolidated financial statements.

Provision (benefit) for Income Taxes

	2014	Change	Restated 2013	Change	Restated 2012
	(Dollars in thousands)
Provision for income taxes	$(3,916)	(16.9)%	$(4,715)	(146.2)%	$10,213
Effective tax rate	(94.8)%		(63.7)%		39.5%

See Note 3, “Restatement of Previously-Issued Financial Statements” to the Consolidated Financial Statements for information on the adjustments made related to the restatement of previously-issued financial statements.

The benefit for income taxes of $3.9 million is attributable to the revaluation adjustment of $88.1 million related to contingent consideration which was spread between fiscal year 2014 through fiscal year 2011. The revalued contingent consideration and non-cash compensation expense resulted in $53.7 million, $32.0 million, and $2.2 million additional GAAP expense recorded in fiscal years 2014, 2013, and 2012, respectively. The current year revaluation expense drove pre-tax book income into a loss position, thus causing a benefit for income taxes as this revaluation adjustment is capitalized and amortized as goodwill over the remaining useful life for income tax purposes resulting in a taxable income position for the current year.

Quarterly Results of Operations

The following operating results for each of the eight fiscal quarters in the period ended October 31, 2014 (except for the current quarter ending October 31, 2014) has been restated to reflect adjustments to our previously issued financial statements as more fully discussed in Note 3, “Restatement of Previously-Issued Financial Statements” to the Consolidated Financial Statements included in Item 8 of this Form 10-K. The information should be read in conjunction with our audited consolidated financial statements included in this Annual Report. Historically, we receive and sell a substantially smaller volume of California avocados in our first fiscal quarter.

See Note 19, “Selected Quarterly Financial Data (Unaudited)” to the Consolidated Financial Statements for information on the adjustments made related to the restatement on previously issued financial statements.

Liquidity and Capital Resources

Operating activities for fiscal 2014, 2013 and 2012 provided cash flows of $21.3 million, $13.7 million, and $22.0 million. Fiscal year 2014 operating cash flows reflect our net loss of $0.2 million, net decrease of noncash charges (depreciation and amortization, income from unconsolidated entities, provision for losses on accounts receivable, interest on deferred compensation, deferred income taxes, revalue adjustment on contingent consideration and non-cash compensation expense, impairment on intangible assets, stock compensation expense and gain from deconsolidation of FreshRealm) of $33.3 million and a net decrease from changes in the non-cash components of our working capital accounts of approximately $11.8 million.

Fiscal year 2014 decreases in operating cash flows, caused by working capital changes, includes an increase in prepaid expenses and other current assets of $8.8 million, a decrease in payable to growers of $7.0 million, an increase in accounts receivable of $1.7 million, an increase in inventory of $2.3 million and an increase in income tax receivable of $0.6 million, partially offset by an increase in trade accounts payable and accrued expenses of $8.6 million.

The decrease in payable to our growers primarily reflects a decrease in California fruit delivered in the month of October 2014, as compared to the month of October 2013. The increase in prepaid expenses and other current assets is primarily due to an increase in the receivable of Mexican IVA taxes related to the increase of purchases of Mexican avocados as compared to prior year. The increase in our accounts receivable balance as of October 31, 2014, when compared to October 31, 2013, primarily reflects an increase in sales in our Foods and RFG segments in the month of October 2014, as compared to October 2013. The increase in our inventory balance is primarily related to an increase in Mexico avocado inventory on hand at October 31, 2014, as compared to the same prior year period. The increase in our trade accounts payable and accrued expenses is mainly due to an increase in purchases of Mexican avocados from co-packers in the month of October 2014, as compared to October 2013. In addition, this increase is also attributed to an increase in freight accruals due to an overall increase in the volume of Mexican avocados in the month of October 2014, as compared to October 2013.

Cash used in investing activities was $18.6 million, $7.7 million, and $7.4 million for fiscal years 2014, 2013, and 2012. Fiscal year 2014 cash flows used in investing activities include capital expenditures of $11.6 million, the deconsolidation of FreshRealm, net of cash $6.8 million, and investments in unconsolidated entities of $0.2 million.

Cash used in financing activities was $4.1 million, $5.1 million and $10.2 million for fiscal years 2014, 2013 and 2012. Cash used during fiscal year 2014 primarily related to the payment of a dividend of $11.0 million and payments on long-term debt obligations of $5.1 million. Partially offsetting these proceeds, however, includes proceeds received for the issuance of FreshRealm stock of $10.0 million, proceeds from our non-collateralized, revolving credit facilities totaling $1.9 million, and exercises of stock options of $0.1 million.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of October 31, 2014 and 2013 totaled $6.7 million and $8.0 million. Our working capital at October 31, 2014 was $22.0 million, compared to a negative $3.4 million (restated) at October 31, 2013.

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

Effective September 30, 2011, the Company and Bank of America, N.A. (BoA), entered into an agreement, Amendment No. 4 to Loan Agreement (the Agreement), which amended our existing credit facility with BoA. Under the terms of the Agreement, we are advanced funds primarily for working capital purposes. Total credit available under the borrowing agreement is now $25 million, up from $15 million and now expires on February 1, 2016. We are currently working on additional financing based on expected future growth of the company.

Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.7% at October 31, 2014 and 2013. Under these credit facilities, we had $35.9 million and $34.0 million outstanding as October 31, 2014 and 2013. These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined). We were in compliance with all such covenants at October 31, 2014.

The following table summarizes contractual obligations pursuant to which we are required to make cash payments. The information is presented as of our fiscal year ended October 31, 2014:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (including interest)	$8,170	$5,294	$2,390	$215	$271
Revolving credit facilities	35,900	35,900	—	—	—
Defined benefit plan	196	35	70	70	21
Operating lease commitments	27,670	3,353	6,690	6,059	11,568

Total	$71,936	$44,582	$9,150	$6,344	$11,860

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt the amendments in the first quarter of fiscal 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We do not expect the adoption of these amendments to have a material impact on our financial statements.

In April 2014, the FASB issued guidance which changes the criteria for identifying a discontinued operation. The guidance limits the definition of a discontinued operation to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. We are required to adopt the guidance in the first quarter of fiscal 2016, with early adoption permitted for transactions that have not been reported in financial statements previously issued. We do not expect the adoption of this guidance to have a material impact on our financial statements

In July 2013, the FASB issued a new accounting standard requiring the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. We are required to adopt this new standard on a prospective basis in the first quarter of fiscal 2015; however, early adoption is permitted as is retrospective application. We will adopt the new standard in the first fiscal quarter of 2015 on a prospective basis. Adoption of the new standard is not expected to have a material effect on our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2014.

(All amounts in thousands)	Expected maturity date October 31,
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$6,744	$—	$—	$—	$—	$—	$6,744	$6,744
Accounts receivable (1)	56,618	—	—	—	—	—	56,618	56,618
Advances to suppliers (1)	3,258	—	—	—	—	—	3,258	3,258

Liabilities
Payable to growers (1)	$6,660	$—	$—	$—	$—	$—	$6,660	$6,660
Accounts payable (1)	15,065	—	—	—	—	—	15,065	15,065
Current borrowings pursuant to credit facilities (1)	35,900	—	—	—	—	—	35,900	35,900
Fixed-rate long-term obligations (2)	5,099	2,241	109	89	92	260	7,890	7,988

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.
(2)	Fixed-rate long-term obligations bear interest rates ranging from 1.7% to 5.7% with a weighted-average interest rate of 2.8%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $117,000.

Except as disclosed with the acquisition of Calavo Salsa Lisa and RFG (and related amendments), we were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. We do not anticipate using derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates during fiscal 2015. Total foreign currency losses for fiscal years 2014 and 2013, net of gains, were $0.1 million and $0.4 million. Total foreign currency gains for fiscal 2012, net of losses was $0.1 million.

Item 8. Financial Statements and Supplementary Data

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31,
	2014	2013
		Restated
Assets
Current assets:
Cash and cash equivalents	$6,744	$8,019
Accounts receivable, net of allowances of $3,248 (2014) and $1,697 (2013)	56,618	55,060
Inventories, net	30,975	28,673
Prepaid expenses and other current assets	19,528	10,757
Advances to suppliers	3,258	3,213
Income taxes receivable	2,627	2,013
Deferred income taxes	3,294	1,995

Total current assets	123,044	109,730
Property, plant, and equipment, net	57,352	52,649
Investment in Limoneira Company	44,355	45,531
Investment in unconsolidated entities	18,380	1,420
Deferred income taxes	12,287	—
Goodwill	18,262	18,262
Other assets	9,784	12,347

	$283,464	$239,939

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$6,660	$14,490
Trade accounts payable	15,065	11,699
Accrued expenses	25,303	36,541
Short-term borrowings	35,900	33,990
Dividend payable	12,970	11,004
Current portion of long-term obligations	5,099	5,258

Total current liabilities	100,997	112,982
Long-term liabilities:
Deferred Income Taxes	—	129
Long-term obligations, less current portion	2,791	7,792

Total long-term liabilities	2,791	7,921
Commitments and contingencies
Noncontrolling interest, Calavo Salsa Lisa	270	(57)
Shareholders’ equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,295 and 15,720 shares outstanding at October 31, 2014 and 2013)	17	15
Additional paid-in capital	144,496	70,790
Accumulated other comprehensive income	12,713	13,414
Noncontrolling interest, FreshRealm	—	(180)
Retained earnings	22,180	35,054

Total shareholders’ equity	179,406	119,093

	$283,464	$239,939

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended October 31,
	2014	2013	2012
		Restated	Restated
Net sales	$782,510	$691,451	$551,119
Cost of sales	711,282	632,003	490,454

Gross margin	71,228	59,448	60,665
Selling, general and administrative	36,605	33,485	32,714
Contingent consideration related to RFG acquisition	51,082	32,867	2,572

Operating income (loss)	(16,459)	(6,904)	25,379
Equity (losses) in earnings from unconsolidated entities	(12)	(100)	500
Interest income	228	255	229
Interest expense	(983)	(1,098)	(1,152)
Gain on deconsolidation of FreshRealm	12,622	—	—
Other income, net	473	448	887

Income (loss) before provision for income taxes	(4,131)	(7,399)	25,843
Provision (benefit) for income taxes	(3,916)	(4,715)	10,213

Net income (loss)	(215)	(2,684)	15,630
Add: Net loss attributable to noncontrolling interest	312	889	172

Net income (loss) attributable to Calavo Growers, Inc.	$97	$(1,795)	$15,802

Calavo Growers, Inc.’s net income (loss) per share:
Basic	$0.01	$(0.12)	$1.07

Diluted	$0.01	$(0.12)	$1.05

Number of shares used in per share computation:
Basic	15,765	14,856	14,795

Diluted	17,220	14,856	15,100

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands)

	Year ended October 31,
	2014	2013	2012
		(Restated)	(Restated)
Net income (loss)	$(215)	$(2,684)	$15,630

Other comprehensive income (loss), before tax:
Unrealized investment gains (losses) arising during period	(1,175)	6,690	8,850
Income tax benefit (expense) related to items of other comprehensive income (loss)	474	(2,666)	(3,395)

Other comprehensive income (loss), net of tax	(916)	4,024	5,455

Comprehensive income (loss)	(781)	1,340	21,085
Add: Net loss attributable to noncontrolling interest	312	889	172

Comprehensive income (loss) – Calavo Growers, Inc.	$(469)	$2,229	$21,257

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest, FreshRealm	Total
	Shares	Amount
Balance, October 31, 2011 (Restated)	14,770	14	43,986	3,935	41,697	—	89,632
Exercise of stock options and income tax benefit of $139	54	—	930	—	—	—	930
Stock compensation expense	—	—	417	—	—	—	417
Non-cash compensation related to RFG acquisition*	—	—	95	—	—	—	95
Restricted stock issued	11	—	—	—	—	—	—
Unrealized loss on Limoneira investment, net	—	—	—	5,455	—	—	5,455
Dividend declared to shareholders	—	—	—	—	(9,612)	—	(9,612)
Net income attributable to Calavo Growers, Inc*	—	—	—	—	15,802	—	15,802

Balance, October 31, 2012 (Restated)	14,835	14	45,428	9,390	47,887	—	102,719
Exercise of stock options and income tax benefit of $59	39	—	801	—	—	—	801
Stock compensation expense	—	—	376	—	—	—	376
Restricted stock issued	12	—	—	—	—	—	—
Issuance of stock related to RFG Contingent consideration and non-cash compensation*	999	1	28,973	—	—	—	28,974
Retirement of stock purchased from Limoneira	(165)	—	(4,788)	—	—	—	(4,788)
Unrealized gain on Limoneira investment, net	—	—	—	4,024	—	—	4,024
Dividend declared to shareholders	—	—	—	—	(11,038)	—	(11,038)
FreshRealm noncontrolling interest contribution	—	—	—	—	—	362	362
Net loss attributable to FreshRealm*	—	—	—	—	—	(542)	(542)
Net loss attributable to Calavo Growers, Inc. *	—	—	—	—	(1,795)	—	(1,795)

Balance, October 31, 2013 (Restated)	15,720	15	70,790	13,414	35,054	(180)	119,093
Exercise of stock options and income tax benefit of $191	8	—	318	—	—	—	318
Stock compensation expense	—	—	727	—	—	—	727
Issuance of stock related to RFG Contingent Consideration and non-cash compensation, net of tax	1,532	2	67,288	—	—	—	67,290
Restricted stock issued	35	—	—	—	—	—	—
Unrealized loss on Limoneira investment, net	—	—	—	(701)	—	—	(701)
Dividend declared to shareholders	—	—	—	—	(12,971)	—	(12,971)
FreshRealm noncontrolling interest contribution	—	—	5,373	—	—	4,627	10,000
Deconsolidation of FreshRealm	—	—	—	—	—	(4,030)	(4,030)
Net loss attributable to FreshRealm	—	—	—	—	—	(417)	(417)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	97	—	97

Balance, October 31, 2014	17,295	$17	$144,496	$12,713	$22,180	$—	$179,406

*	Restated

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2014	2013	2012
		(Restated)	(Restated)
Cash Flows from Operating Activities:
Net income (loss)	$(215)	$(2,684)	$15,630
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,926	6,367	5,909
Provision for losses on accounts receivable	154	1	68
Income (loss) from unconsolidated entities	15	100	(501)
Interest on contingent consideration	37	146	128
Contingent consideration and non-cash compensation expense related to the acquisition of RFG	53,611	33,811	2,574
Contingent consideration related to acquisition of Salsa Lisa	(491)	(230)	5
Stock compensation expense	727	376	417
Gain on deconsolidation of FreshRealm	(12,622)	—	—
Loss on disposal of property, plant, and equipment	115	30	136
Distribution from unconsolidated entity	—	—	288
Gain on sale of Maui Fresh International	—	—	(519)
Intangible assets impairment on Calavo Salsa Lisa	—	615	87
Deferred income taxes	(15,076)	(12,121)	(1,673)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(1,712)	(16,191)	(2,837)
Inventories, net	(2,302)	(5,725)	(5,161)
Prepaid expenses and other current assets	(8,816)	(3,567)	(639)
Advances to suppliers	(45)	(844)	980
Income taxes receivable	(648)	781	475
Other assets	48	135	14
Payable to growers	(6,985)	7,705	3,394
Trade accounts payable and accrued expenses	8,624	5,007	3,236

Net cash provided by operating activities	21,345	13,712	22,011
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(11,613)	(6,746)	(7,749)
Investment in unconsolidated entity	(125)	—	—
Proceeds from sale of Maui Fresh International	—	—	300
Decrease in cash due to deconsolidation of FreshRealm	(6,813)	—	—
Investment in Agricola Don Memo	—	(1,000)	—

Net cash used in investing activities	(18,551)	(7,746)	(7,449)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(11,005)	(9,646)	(8,123)
Proceeds from revolving credit facility	242,340	200,670	158,200
Payments on revolving credit facility	(240,430)	(186,850)	(155,890)
Proceeds from issuance of long-term obligations	—	—	—
Payments on long-term obligations	(5,160)	(5,405)	(5,237)
Retirement of stock purchased from Limoneira	—	(4,788)	—
Proceeds from stock option exercises	127	751	791
Proceeds from issuance of FreshRealm stock	10,000	79	—
Tax benefit of stock option exercises	59	139	26

Net cash used in financing activities	(4,069)	(5,050)	(10,233)

Net increase (decrease) in cash and cash equivalents	(1,275)	916	4,329
Cash and cash equivalents, beginning of year	8,019	7,103	2,774

Cash and cash equivalents, end of year	$6,744	$8,019	$7,103

Supplemental Information:
Cash paid during the year for:
Interest	$986	$1,087	$1,146

Income taxes	$11,355	$5,532	$9,274

Noncash Investing and Financing Activities:
Tax receivable increase related to stock option exercise	$191	$59	$139

Issuance of stock related to RFG contingent consideration	$66,988	$28,973	$—

Declared dividends payable	$12,971	$11,004	$9,612

Notes receivable issued for sale of Maui Fresh International	$—	$—	$2,204

Construction in progress included in trade accounts payable and accrued expenses	$—	$—	$28

Collection for Agricola Belher Infrastructure Advance	$845	$1,690	$—

Unrealized holding gains (losses)	$(1,175)	$6,690	$8,850

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the business

Business

Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and an expanding provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California, Mexico, and Chile. Through our various operating facilities, we sort, pack, and/or ripen avocados, tomatoes, pineapples and/or Hawaiian grown papayas. Additionally, we also produce salsa and prepare ready-to-eat produce and deli products. We distribute our products both domestically and internationally and report our operations in three different business segments: Fresh products, Calavo Foods and Renaissance Food Group, LLC (RFG). See Note 18 for more information on the deconsolidation of FreshRealm, LLC (FreshRealm).

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of non-trade receivables, infrastructure advances and prepaid expenses. Non-trade receivables were $17.0 million and $8.3 million at October 31, 2014 and 2013. Included in non-trade receivables are $11.9 million and $6.6 million related to Mexican IVA (i.e. value-added) taxes. Infrastructure advances are discussed below. Prepaid expenses totaling $1.7 million and $1.6 million at October 31, 2014 and 2013, are primarily for insurance, rent and other items.

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

We capitalize software development costs for internal use beginning in the application development stage and ending when the asset is placed into service. Costs capitalized include coding and testing activities and various implementation costs. These costs are limited to (1) external direct costs of materials and services consumed in developing or obtaining internal-use computer software; (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project to the extent of the time spent directly on the project; and (3) interest cost incurred while developing internal-use computer software. See Note 5 for further information.

Goodwill and Acquired Intangible Assets

Goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. For fiscal years 2014 and 2013, we performed our annual assessment of goodwill and noted no impairments as of October 31, 2014 and 2013.

The following table reconciles by segment goodwill and the impairment losses recognized for the year ended October 31, 2012, 2013 and 2014 (in thousands):

	Fresh products	Calavo Foods	RFG	Total
Goodwill, beginning November 1, 2011	$3,997	$87	$14,265	$18,349
Calavo Salsa Lisa Goodwill impairment losses	—	(87)	—	(87)

Goodwill, ending October 31, 2012	3,997	—	14,265	18,262

Calavo Salsa Lisa Goodwill impairment losses	—	—	—	—

Goodwill, October 31, 2013	3,997	—	14,265	18,262

Calavo Salsa Lisa Goodwill impairment losses	—	—	—	—

Goodwill, October 31, 2014	$3,997	$—	$14,265	$18,262

Long-lived Assets

Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. For fiscal year 2013, we performed our annual assessment of long-lived assets and determined that an impairment of $0.6 million existed related to the trade name and trade secrets/recipes of CSL. For fiscal year 2014, we performed our annual assessment of long-lived assets and determined that no impairment existed as of October 31, 2014.

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

In June 2009, we (through our wholly owned subsidiary: Calavo Inversiones (Chile) Limitada) entered into a joint venture agreement with Exportadora M5, S.A. (M5) for the purpose of selling and distributing Chilean sourced avocados. Such joint venture operates under the name of Calavo Chile and commenced operations in July 2009. M5 and Calavo each have an equal one-half ownership interest in Calavo Chile, but M5 has overall management responsibility for the operations of Calavo Chile. We use the equity method to account for this investment.

In October 2013, we contributed $1.0 million to the purchase of 60 hectares of property in Jalisco, Mexico, for the development of facilities to grow tomatoes. In fiscal 2014, we have advanced an additional $3.2 million for construction of greenhouses in the form of a bridge loan. This bridge loan will be replaced with a loan from an institutional lender in the amount of $4.5 million and the bridge loan will be repaid as soon as possible from the proceeds of the new loan. In the second quarter of 2015, we expect to finalize a joint venture agreement with Agricola Belher (Belher). Such joint venture will operate under the name of Agricola Don Memo. Belher and Calavo are expected to have equal one-half ownership interests in Agricola Don Memo, but Belher will ultimately have overall management responsibility for the operations of Agricola Don Memo. The contribution of $3.2 million has been recorded as a receivable in prepaid and other current assets.

Effective May 2014, we closed our Second Amended and Restated Limited Liability Company Agreement by and among FreshRealm and the ownership members of FreshRealm. Pursuant to this agreement, Impermanence, LLC (Impermanence) was admitted as an ownership member of FreshRealm. Impermanence contributed $10.0 million to FreshRealm for 28.6% ownership. We agreed to dilute our ownership percentage in FreshRealm, as an injection of significant working capital would reduce the immediate need of Calavo to provide operating funds to FreshRealm and would also serve to preserve the value of our investment. As a result of the admission of Impermanence, Calavo’s ownership was reduced from 71.1% to 50.8%. Even though Calavo controlled greater than 50% of the outstanding units of FreshRealm, the minority/non-Calavo unit-holders held substantive participating rights. These rights existed primarily in two forms: (1) two out of a total of four board of director seats and (2) a provision in the Agreement that states that for situations for which the approval of the Members, as defined, is required by the Agreement, the Members shall act by Super-Majority Vote. As such, Calavo cannot control FreshRealm through its two board of director seats, nor its 50.8% ownership. Based on the foregoing, we deconsolidated FreshRealm in May 2014.

We estimated the fair value of our noncontrolling interest in FreshRealm by performing a forecast projection analysis. This analysis was conducted with the consultation from a third party consulting firm. Our investment of $17.0 million in FreshRealm million has been recorded as investment in unconsolidated subsidiaries on our balance sheet. As of July 31, 2014, FreshRealm issued additional units to various 3rd parties, which reduced our ownership percentage to exactly 50%. See Note 18 for more information on the deconsolidation of FreshRealm.

Marketable Securities

Our marketable securities consist of our investment in Limoneira Company (Limoneira) stock. We currently own approximately 12% of Limoneira’s outstanding common stock. These securities are carried at fair value as determined from quoted market prices. The estimated fair value, cost, and gross unrealized gain related to such investment was $44.4 million, $23.5 million and $20.9 million as of October 31, 2014. The estimated fair value, cost, and gross unrealized gain related to such investment was $45.5 million, $23.5 million and $22.0 million as of October 31, 2013.

Advances to Suppliers

We advance funds to third-party growers primarily in Chile and Mexico for various farming needs. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. We continuously evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance. No such allowance was required at October 31, 2014, nor October 31, 2013.

Pursuant to our distribution agreement, which was amended in fiscal 2011, with Agricola Belher (Belher) of Mexico, a producer of fresh vegetables, primarily tomatoes, for export to the U.S. market, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our company, primarily our Arizona facility. In exchange, we agreed to sell and distribute such tomatoes, make advances to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. Pursuant to such amended agreement with Belher, we advanced Belher a total of $3.0 million, up from $2.0 million in the original agreement, during fiscal 2011. Additionally, the amended agreement calls for us to continue to advance $3.0 million per annum for operating purposes through 2019. These advances will be collected through settlements by the end of each year. As of October 31, 2014 and 2013, we have total advances of $3.0 million to Belher pursuant to this agreement, which is recorded in advances to suppliers.

Infrastructure Advances

Pursuant to our infrastructure agreement, we make advances to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned/controlled by Belher, as well as packing line equipment. Advances incur interest at 4.7% at October 31, 2014 and 2013. As of October 31, 2014, we have advanced a total of $1.6 million ($0.8 million included in prepaid expenses and other current assets and $0.8 million included in other long-term assets). As of October 31, 2013, we have advanced a total of $2.5 million ($0.8 million included in prepaid expenses and other current assets and $1.7 million included in other long-term assets). Belher is to annually repay these advances in no less than 20% increments through July 2016. Interest is to be paid monthly or annually, as defined. Belher may prepay, without penalty, all or any portion of the advances at any time. Based on an unusually poor tomato season, Belher did not make a payment in fiscal 2012 pursuant to such agreement. Both parties agreed to defer such payment until 2013 and such payment was made as expected. In order to secure their obligations pursuant to both agreements discussed above, Belher granted us a first-priority security interest in certain assets, including cash, inventory and fixed assets, as defined.

Accrued Expenses

Included in accrued expenses at October 31, 2014 and 2013 are liabilities related to the receipt of goods and/or services for which an invoice has not yet been received. These totaled approximately $4.7 million and $3.7 million. Additionally, included in accrued expenses at October 31, 2013 are liabilities related to contingent consideration and non-cash compensation related to the acquisition of RFG. These totaled approximately $15.6 million.

See Note 3, “Restatement of Previously-Issued Financial Statements” to the Consolidated Financial Statements for information on the adjustments made related to the restatement of previously-issued financial statements.

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

Consignment Arrangements

We frequently enter into consignment arrangements with avocado, pineapple and tomato growers and packers located outside of the United States and growers of certain perishable products in the United States. Although we generally do not take legal title to these avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and limited pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. Amounts recorded for each of the fiscal years ended October 31, 2014, 2013 and 2012 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2014	2013	2012
Sales	$30,721	$30,620	$28,297
Cost of Sales	27,759	27,679	25,893

Gross Margin	$2,962	$2,941	$2,404

Advertising Expense

Advertising costs are expensed when incurred. Such costs were approximately $0.2 million, $0.1 million, and $0.2 million for fiscal years 2014, 2013, and 2012.

Research and Development

Research and development costs are expensed as incurred and are generally included as a component of selling, general and administrative expense. FreshRealm, a development stage company, comprises the majority of our research and development costs. Total research and development costs for fiscal years 2014 and 2013 were approximately $0.8 million and $1.5 million. Total research and development costs for fiscal years 2012 was less than $0.1 million.

Other Income, Net

Included in other income, net is dividend income totaling $0.5 million for fiscal year 2014. Dividend income totaled $0.4 million for fiscal year 2013 and 2012. See Note 10 for related party disclosure related to other income.

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

Basic and Diluted Net Income per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock options and contingent consideration. The basic weighted-average number of common shares outstanding was 15,765,000, 14,856,000, and 14,795,000 for fiscal years 2014, 2013, and 2012. Diluted earnings per common share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock options and the effect of contingent consideration shares, which were 1,455,000, and 305,000 (restated) for fiscal years 2014 and 2012. For fiscal year 2013, no dilutive shares were considered due to the impact of anti-dilution.

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

We measure the fair value of our stock option awards on the date of grant. No options were granted in fiscal years 2014 and 2012. The following assumptions were used in the estimated grant date fair value calculations for stock options issued in 2013:

2013
Risk-free interest rate	0.70%
Expected volatility	44.30%
Dividend yield	2.60%
Expected life (years)	5.0

For the years ended October 31, 2014, 2013 and 2012, we recognized compensation expense of $727,000, $376,000, and $417,000 related to non-acquisition stock-based compensation. Contingent consideration treated as non-cash compensation expense totaled $2.5 million, $0.9 million, and less than $0.1 million in fiscal years 2014, 2013, and 2012. See Note 3 and Note 14 for further information.

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

Foreign Currency Translation and Remeasurement

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries is the United States dollar. As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements are included in income. Gains and losses resulting from foreign currency transactions are also recognized currently in income. Total foreign currency losses for fiscal 2014, net of gains, were $0.1 million. Total foreign currency losses for fiscal 2013, net of gains, were $0.4 million. Total foreign currency gains for fiscal 2012, net of losses, were $0.1 million.

Fair Value of Financial Instruments

We believe that the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets. We believe that our fixed-rate long-term obligations have a fair value of approximately $8.0 million as of October 31, 2014, with a corresponding carrying value of approximately $7.9 million.

Derivative Financial Instruments

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt the amendments in the first quarter of fiscal 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We do not expect the adoption of these amendments to have a material impact on our financial statements.

In April 2014, the FASB issued guidance which changes the criteria for identifying a discontinued operation. The guidance limits the definition of a discontinued operation to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. We are required to adopt the guidance in the first quarter of fiscal 2016, with early adoption permitted for transactions that have not been reported in financial statements previously issued. We do not expect the adoption of this guidance to have a material impact on our financial statements

In July 2013, the FASB issued a new accounting standard requiring the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. We are required to adopt this new standard on a prospective basis in the first quarter of fiscal 2015; however, early adoption is permitted as is retrospective application. We will adopt the new standard in the first fiscal quarter of 2015 on a prospective basis. Adoption of the new standard is not expected to have a material effect on our Consolidated Financial Statements.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in a company’s net assets, except changes resulting from transactions with shareholders. For the fiscal year ended October 31, 2014, other comprehensive loss includes the unrealized loss on our Limoneira investment totaling $0.7 million, net of income taxes. Limoneira’s stock price at October 31, 2014 equaled $25.66 per share. For the fiscal year ended October 31, 2013, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $4.0 million, net of income taxes. Limoneira’s stock price at October 31, 2013 equaled $26.34 per share. For the fiscal year ended October 31, 2012, other comprehensive income includes the unrealized loss on our Limoneira investment totaling $5.5 million, net of income taxes. Limoneira’s stock price at October 31, 2012 equaled $22.47 per share.

Noncontrolling Interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to the Salsa Lisa acquisition and FreshRealm, LLC (in thousands). See Note 18 for additional information related to FreshRealm. See Note 3, “Restatement of Previously-Issued Financial Statements” to the Consolidated Financial Statements for information on the adjustments made related to the restatement of previously-issued financial statements.

Salsa Lisa noncontrolling interest	Year ended October 31, 2014	Year ended October 31, 2013
		Restated
Noncontrolling interest, beginning (Restated)	$(57)	$290
Net loss attributable to noncontrolling interest of Salsa Lisa	(152)	(347)
Other	479	—

Noncontrolling interest, ending	$270	$(57)

FreshRealm noncontrolling interest	Year ended October 31, 2014	Year ended October 31, 2013
		Restated
Noncontrolling interest, beginning (Restated)	$(180)	$—
Noncontrolling interest contribution	4,627	362
Net loss attributable to noncontrolling interest of FreshRealm	(417)	(542)
Deconsolidation of FreshRealm	(4,030)	—

Noncontrolling interest, ending	$—	$(180)

We recorded an immaterial error correction of $479,000 in the current year whereby the noncontrolling interest for Salsa Lisa should have been recorded historically at the greater of the noncontrolling interest balance adjusted for the attribution of losses or the amount redeemable pursuant to the acquisition agreement. Our management evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin No. 99, Materiality, and determined that these errors were not material to our previously reported financial statements. Of this amount, $257,000 has been included in net loss attributable to noncontrolling interest.

3. Restatement of Previously-Issued Financial Statements

In connection with the preparation, review and audit of the Company’s consolidated financial statements required to be included in its Annual Report on Form 10-K for the fiscal year ended October 31, 2014, the Company identified a non-cash misstatement in its historical consolidated financial statements related to its treatment of contingent consideration resulting from the acquisition of RFG in June 2011. In accordance with the earn-out provisions in the RFG acquisition agreement, if RFG’s operating results exceeded defined thresholds, additional purchase price was required to be paid by the Company, subject to a ceiling. RFG’s results substantially exceeded defined thresholds and expectations and, accordingly, RFG’s former owners received the maximum earn-out payment permitted pursuant to the acquisition agreement.

The total cumulative amount of non-cash operating expense, primarily related to the revaluation of RFG earn-out liability, that needed to be recorded was approximately $88.1 million, accounted for over the period from the date of acquisition of RFG (i.e. June 1, 2011) through the period ended October 31, 2014. Initially, we recorded the contingent consideration, which was settleable in common stock, as an equity instrument and therefore did not record expense based on the changes in fair value of the contingent consideration. However, the contingent consideration should have been accounted for as a liability requiring re-measurement to fair value. Additionally, certain amounts of the consideration have been recorded as compensation expense. See following table for the total adjustments relating to contingent consideration and non-cash compensation for the acquisition of RFG for fiscal years 2014, 2013, and 2012:

	2014	2013	2012
Contingent Consideration	$51,082	$31,066	$2,157
Non-cash compensation recorded in cost of sales	1,807	676	1
Non-cash compensation recorded in selling, general and administrative	722	268	1

Total	$53,611	$32,010	$2,159

The Company has also identified certain immaterial adjustments primarily relating to non-controlling interest, diluted number of shares outstanding, and income tax expense related to fiscal years ended October 31, 2014, October 31, 2013, and October 31, 2012, which are reflected in the restated consolidated financial statements.

We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

The following tables summarize the impact of the restatement on our previously reported statements of consolidated operations for fiscal years 2013 and 2012 (in thousands, except per share data):

	Year Ended October 31, 2013			Year Ended October 31, 2012
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Net sales	$691,451	$—	$691,451	$551,119	$—	$551,119
Cost of sales	631,327	676	632,003	490,453	1	490,454

Gross margin	60,124	(676)	59,448	60,666	(1)	60,665
Selling, general and administrative	33,217	268	33,485	32,713	1	32,714
Contingent consideration related to RFG acquisition	1,801	31,066	32,867	415	2,157	2,572

Operating income (loss)	25,106	(32,010)	(6,904)	27,538	(2,159)	25,379
Equity (losses) in earnings from unconsolidated entities	(100)	—	(100)	500	—	500
Interest income	255	—	255	229	—	229
Interest expense	(1,098)	—	(1,098)	(1,152)	—	(1,152)
Other income, net	448	—	448	887	—	887

Income (loss) before provision for income taxes	24,611	(32,010)	(7,399)	28,002	(2,159)	25,843
Provision (benefit) for income taxes	7,866	(12,581)	(4,715)	11,055	(842)	10,213

Net income (loss)	16,745	(19,429)	(2,684)	16,947	(1,317)	15,630
Add: Net loss attributable to noncontrolling interest	604	285	889	105	67	172

Net income (loss) attributable to Calavo Growers, Inc.	$17,349	$(19,144)	$(1,795)	$17,052	$(1,250)	$15,802

Calavo Growers, Inc.’s net income (loss) per share:
Basic	$1.17	$(1.29)	$(0.12)	$1.15	$(0.08)	$1.07

Diluted	$1.17	$(1.29)	$(0.12)	$1.15	$(0.10)	$1.05

Number of shares used in per share computation:
Basic	14,856	—	14,856	14,795	—	14,795

Diluted	14,863	(7)	14,856	14,808	292	15,100

The following tables summarize the impact of the restatement on our previously reported consolidated statements of comprehensive income (loss) for fiscal years 2013 and 2012:

	Year ended October 31, 2013			Year ended October 31, 2012
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Net income (loss)	$16,745	$(19,429)	$(2,684)	$16,947	$(1,317)	$15,630

Other comprehensive income, before tax:
Unrealized investment gains arising during period	6,690	—	6,690	8,850	—	8,850
Income tax expense related to items of other comprehensive income	(2,666)	—	(2,666)	(3,395)	—	(3,395)

Other comprehensive income, net of tax	4,024	—	4,024	5,455	—	5,455

Comprehensive income	20,769	(19,429)	1,340	22,402	(1,317)	21,085
Add: Net loss attributable to noncontrolling interest	604	285	889	105	67	172

Comprehensive income – Calavo Growers, Inc.	$21,373	$(19,144)	$2,229	$22,507	$(1,250)	$21,257

The following table summarizes the impact of the restatement on our previously reported consolidated balance sheet for year ending October 31, 2013 (in thousands):

	October 31, 2013
	As reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$8,019	$—	$8,019
Accounts receivable, net of allowances of $1,697 (2013)	55,060	—	55,060
Inventories, net	28,673	—	28,673
Prepaid expenses and other current assets	10,757	—	10,757
Advances to suppliers	3,213	—	3,213
Income taxes receivable	2,013	—	2,013
Deferred income taxes	1,995	—	1,995

Total current assets	109,730	—	109,730
Property, plant, and equipment, net	52,649	—	52,649
Investment in Limoneira Company	45,531	—	45,531
Investment in unconsolidated entities	1,420	—	1,420
Goodwill	18,262	—	18,262
Other assets	12,347	—	12,347

	$239,939	$—	$239,939

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$14,490	$—	$14,490
Trade accounts payable	11,699	—	11,699
Accrued expenses	20,939	15,602	36,541
Short-term borrowings	33,990	—	33,990
Income tax payable	—	—	—
Dividend payable	11,004	—	11,004
Current portion of long-term obligations	5,258	—	5,258

Total current liabilities	97,380	15,602	112,982
Long-term liabilities:
Long-term obligations, less current portion	7,792	—	7,792
Deferred income taxes	6,194	(6,065)	129

Total long-term liabilities	13,986	(6,065)	7,921
Commitments and contingencies
Noncontrolling interest, Calavo Salsa Lisa	121	(178)	(57)
Shareholders’ equity:
Common stock ($0.001 par value, 100,000 shares authorized; 15,720 shares outstanding at October 31, 2013)	15	—	15
Additional paid-in capital	59,376	11,414	70,790
Accumulated other comprehensive income	13,414	—	13,414
Noncontrolling interest, FreshRealm	(6)	(174)	(180)
Retained earnings	55,653	(20,599)	35,054

Total shareholders’ equity	128,452	(9,359)	119,093

	$239,939	$—	$239,939

The following tables summarize the impact of the restatement on our previously reported consolidated statements of cash flows for fiscal years 2013 and 2012 (in thousands):

	Year Ended October 31, 2013
	As reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income (loss)	$16,745	$(19,429)	$(2,684)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,367	—	6,367
Provision for losses on accounts receivable	1	—	1
Income (loss) from unconsolidated entities	100	—	100
Interest on contingent consideration	146	—	146
Contingent consideration and non-cash compensation related to the acquisition of RFG	1,801	32,010	33,811
Contingent consideration related to the acquisition of Salsa Lisa	(230)	—	(230)
Stock compensation expense	376	—	376
Loss on disposal of property, plant, and equipment	30	—	30
Intangible assets impairment on Calavo Salsa Lisa	615	—	615
Deferred income taxes	(6,917)	(5,204)	(12,121)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(16,191)	—	(16,191)
Inventories, net	(5,725)	—	(5,725)
Prepaid expenses and other current assets	(3,567)	—	(3,567)
Advances to suppliers	(844)	—	(844)
Income taxes receivable	8,158	(7,377)	781
Other assets	135	—	135
Payable to growers	7,705	—	7,705
Trade accounts payable and accrued expenses	5,007	—	5,007

Net cash provided by operating activities	13,712	—	13,712
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(6,746)	—	(6,746)
Investment in Agricola Don Memo	(1,000)	—	(1,000)

Net cash used in investing activities	(7,746)	—	(7,746)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(9,646)	—	(9,646)
Proceeds from revolving credit facility, net	200,670	—	200,670
Payments on revolving credit facility, net	(186,850)	—	(186,850)
Payments on long-term obligations	(5,405)	—	(5,405)
Retirement of stock purchased from Limoneira	(4,788)	—	(4,788)
Proceeds from stock option exercises	751	—	751
Proceeds from issuance of FreshRealm stock	79	—	79
Tax benefit of stock option exercises	139	—	139

Net cash used in financing activities	(5,050)	—	(5,050)

Net increase in cash and cash equivalents	916	—	916
Cash and cash equivalents, beginning of year	7,103	—	7,103

Cash and cash equivalents, end of year	$8,019	$—	$8,019

Supplemental Information:
Cash paid during the year for:
Interest	$1,087	$—	$1,087

Income taxes	$5,532	$—	$5,532

Noncash Investing and Financing Activities:
Tax receivable increase related to stock option exercise	$59	$—	$59

Conversion of cash consideration to stock consideration for RFG acquisition	$11,711	$17,262	$28,973

Declared dividends payable	$11,004	$—	$11,004

Collection for Agricola Belher Infrastructure Advance	$1,690	$—	$1,690

Unrealized holding gains (losses)	$6,690	$—	$6,690

	Year Ended October 31, 2012
	As reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income	$16,947	$(1,317)	$15,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,909	—	5,909
Provision for losses on accounts receivable	68	—	68
loss from unconsolidated entities	(501)	—	(501)
Interest on contingent consideration	128	—	128
Contingent consideration and non-cash compensation related to the acquisition of RFG	415	2,159	2,574
Contingent consideration related to the acquisition of Salsa Lisa	5	—	5
Stock compensation expense	417	—	417
Loss on disposal of property, plant, and equipment	136	—	136
Distribution from unconsolidated entity	288	—	288
Gain on sale of Maui Fresh International	(519)	—	(519)
Intangible assets impairment on Calavo Salsa Lisa	87	—	87
Deferred income taxes	(818)	(855)	(1,673)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(2,837)	—	(2,837)
Inventories, net	(5,161)	—	(5,161)
Prepaid expenses and other current assets	(639)	—	(639)
Advances to suppliers	980	—	980
Income taxes receivable	462	13	475
Other assets	14	—	14
Payable to growers	3,394	—	3,394
Trade accounts payable and accrued expenses	3,236	—	3,236

Net cash provided by operating activities	22,011	—	22,011
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(7,749)	—	(7,749)
Proceeds from sale of Maui Fresh International	300	—	300

Net cash used in investing activities	(7,449)	—	(7,449)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(8,123)	—	(8,123)
Proceeds from revolving credit facility, net	158,200	—	158,200
Payments on revolving credit facility, net	(155,890)	—	(155,890)
Payments on long-term obligations	(5,237)	—	(5,237)
Proceeds from stock option exercises	791	—	791
Tax benefit of stock option exercises	26	—	26

Net cash used in financing activities	(10,233)	—	(10,233)

Net increase in cash and cash equivalents	4,329	—	4,329
Cash and cash equivalents, beginning of year	2,774	—	2,774

Cash and cash equivalents, end of year	$7,103	$—	$7,103

Supplemental Information:
Cash paid during the year for:
Interest	$1,146	$—	$1,146

Income taxes	$9,274	$—	$9,274

Noncash Investing and Financing Activities:
Tax receivable increase related to stock option exercise	$139	$—	$139

Declared dividends payable	$9,612	$—	$9,612

Notes receivable issued for sale of Maui Fresh International	$2,204	$—	$2,204

Construction in progress included in trade accounts payable and accrued expenses	$28	$—	$28

Unrealized holding gains (losses)	$8,850	$—	$8,850

4. Inventories

Inventories consist of the following (in thousands):

	October 31,
	2014	2013
Fresh fruit	$15,640	$13,928
Packing supplies and ingredients	6,324	5,511
Finished prepared foods	9,011	9,234

	$30,975	$28,673

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

We did not record any lower of cost or market adjustments during fiscal years 2014 and 2013.

5. Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2014	2013
Land	$7,023	$7,023
Buildings and improvements	21,713	20,304
Leasehold improvements	4,435	1,671
Equipment	55,467	50,426
Information systems—hardware and software	7,564	7,188
Construction in progress	1,057	1,535

	97,259	88,147
Less accumulated depreciation and amortization	(39,907)	(35,498)

	$57,352	$52,649

Depreciation expense was $5.3 million, $4.6 million and $4.2 million for fiscal years 2014, 2013, and 2012, of which $0.6 million was related to depreciation on capital leases for fiscal year 2014, 2013, and 2012.

Property, plant, and equipment include various capital leases which total $3.4 million and $3.6 million, less accumulated depreciation of $1.7 million and $1.2 million as of October 31, 2014 and 2013.

We capitalize software development costs for internal use beginning in the application development stage and ending when the asset is placed into service. We amortize such costs using the straight-line basis over estimated useful lives.

6. Other Assets

Other assets consist of the following (in thousands):

	October 31, 2014	October 31, 2013
Intangibles, net	$5,925	$7,272
Grower advances	642	938
Loan to Agricola Belher	845	1,690
Loan to FreshRealm members	296	283
Notes receivable from San Rafael	1,343	1,594
Other	733	570

	$9,784	$12,347

Effective July 31, 2013, we entered into with certain noncontrolling members an Amended and Restated Limited Liability Company Agreement of FreshRealm. As part of this agreement, we loaned certain noncontrolling members $0.3 million for their part of the contribution into FreshRealm.

The intangible assets consist of the following (in thousands):

		October 31, 2014			October 31, 2013
	Weighted- Average Useful Life	Gross Carrying Value	Accum. Amortization	Net Book Value	Gross Carrying Value	Accum. Amortization	Net Book Value
Customer list/relationships	8.0 years	$7,640	$(3,323)	$4,317	$7,640	$(2,364)	$5,276
Trade names	8.4 years	2,760	(1,900)	860	2,760	(1,636)	1,124
Trade secrets/recipes	13.0 years	630	(220)	410	630	(137)	493
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(204)	63	267	(163)	104

Intangibles, net		$11,572	$(5,647)	$5,925	$11,572	$(4,300)	$7,272

We recorded amortization expense of approximately $1.3 million, $1.4 million, and $1.4 million for fiscal years 2014, 2013, and 2012. We anticipate recording amortization expense of approximately $1.3 million, $1.2 million, $1.1 million, $1.1 million, and $0.7 million for fiscal years 2015 through 2019. The remainder of approximately $0.2 million will be amortized over fiscal years 2020 through 2023.

For fiscal year 2013, we performed our annual assessment of long-lived assets and determined that an impairment of $0.6 million existed related to the trade name and trade secrets/recipes of CSL. This impairment was a result of less than anticipated sales since acquisition and was calculated via a forecast projection analysis, with consultation from a third party consulting firm.

7. Revolving Credit Facilities

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

Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $65.0 million, with a weighted-average interest rate of 1.7% at October 31, 2014 and 2013. Under these credit facilities, we had $35.9 million and $34.0 million outstanding as October 31, 2014 and 2013. These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined). We were in compliance with all such covenants at October 31, 2014.

8. Employee Benefit Plans

We sponsor two defined contribution retirement plans for salaried and hourly employees. We have three additional defined contribution retirement plans bringing the total to five. Expenses for these plans approximated $943,000, $807,000, and $811,000 for fiscal years 2014, 2013 and 2012, which are included in selling, general and administrative expenses in the accompanying financial statements.

We also sponsor a non-qualified defined benefit plan for two retired executives. Pension expenses, including actuarial losses, approximated $9,000, $12,000 and $16,000 for the year ended October 31, 2014, 2013, and 2012. These amounts are included in selling, general and administrative expenses in the accompanying financial statements.

Components of the change in projected benefit obligation for fiscal year ends consist of the following (in thousands):

	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$218	$245
Interest cost	9	8
Actuarial loss	4	4
Benefits paid	(35)	(39)

Projected benefit obligation at end of year (unfunded)	$196	$218

The following is a reconciliation of the unfunded status of the plans at fiscal year ends included in accrued expenses (in thousands):

	2014	2013
Projected benefit obligation	$196	$218
Unrecognized net (gain) loss	—	—

Recorded pension liabilities	$196	$218

Significant assumptions used in the determination of pension expense consist of the following:

	2014	2013
Discount rate on projected benefit obligation	4.10%	4.60%

9. Commitments and Contingencies

Commitments and guarantees

We lease facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2021. We are committed to make minimum cash payments under these agreements as of October 31, 2014, as follows (in thousands):

2015	$3,353
2016	3,358
2017	3,332
2018	3,201
2019	2,859
Thereafter	11,568

$27,671

Total rent expense amounted to approximately $3.8 million, $3.5 million and $3.0 million for the years ended October 31, 2014, 2013, and 2012. Rent to Limoneira, for our corporate office, amounted to approximately $0.3 million for fiscal years 2014, 2013, and 2012. In fiscal 2014, we renewed our lease with Limoneira for our corporate facility through fiscal 2020 at an annual rental of $0.3 million per annum (subject to annual CPI increases, as defined).

In fiscal 2014, we renewed the lease of our distribution facility in Garland Texas through fiscal 2029 at an annual rental of $0.8 million per annum (subject to annual CPI increases, as defined).

We have two additional facilities in California, one being the corporate office of RFG in Rancho Cordova, and the other being a fresh processing facility in Sacramento. RFG also has one other fresh processing facility in Houston, Texas. Both facilities process cut fruits and vegetables, salads, sandwiches, and wraps. The RFG corporate office in Rancho Cordova has an operating lease through June 2018. Total rent for fiscal 2014 and 2013 was approximately $0.4 million. Total rent for fiscal 2012 was approximately $0.3 million. The processing facility in Sacramento has an operating lease through May 2021. Total rent for fiscal 2014 and 2013 was approximately $0.5 million. Total rent for fiscal 2012 was approximately $0.5 million. The processing facility in Houston has an operating lease through May 2021. Total rent for fiscal 2014 and 2013 was approximately $0.3 million. Total rent for fiscal 2012 was approximately $0.3 million.

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

In January 2015, various class action lawsuits have been initiated against the company related to the restatement of previously-issued financial statements. We believe these lawsuits are without merit and will defend ourselves vigorously. We do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position or results of operations.

10. Related-Party Transactions

Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the years ended October 31, 2014, 2013, and 2012, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $10.5 million, $20.9 million and $21.1 million. Accounts payable to these Board members was $0.1 million and $3.3 million as of October 31, 2014, and 2013.

During fiscal years 2014 and 2013, we received $0.3 million as dividend income from Limoneira. During fiscal year 2012, we received $0.2 million as dividend income from Limoneira.

On April 10, 2013, we repurchased 165,000 shares of our common stock from Limoneira at a purchase price of $29.02 per share, the closing price on April 10, 2013. The total amount wired to Limoneira was $4.8 million. These shares were cancelled and returned to authorized, but unissued, status.

The three previous owners and current executives of RFG have a majority ownership of certain entities that provide various services to RFG. RFG’s California operating facility leases a building from LIG partners, LLC (LIG) pursuant to an operating lease. LIG is majority owned by an entity owned by such three executives of RFG. For the year ended October 31, 2014 and 2013, total rent paid to LIG was $0.5 million. RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease. THNC is majority owned by an entity owned by such three executives of RFG. For the year ended October 31, 2014 and 2013, total rent paid to THNC was $0.3 million. Additionally, RFG sells cut produce and purchases raw materials, obtains transportation services, and shares costs for certain utilities with Third Coast Fresh Distribution (Third Coast). Third Coast is majority owned by an entity owned by such three executives of RFG. For the year ended October 31, 2014 and 2013, total sales made to Third Coast were $1.0 million and $2.3 million. For the year ended October 31, 2014 and 2013, total purchases made from Third Coast were $0.4 million and $1.1 million. Amounts due from Third Coast were $0.4 million and $1.0 million as of October 31, 2014 and 2013. Amounts due to Third Coast were less than $0.1 million as of October 31, 2014 and 2013.

11. Income Taxes

The income tax provision (benefit) consists of the following for the years ended October 31, (in thousands):

	2014	2013	2012
		Restated	Restated
Current:
Federal	$7,379	$5,587	$8,225
State	939	1,261	1,233
Foreign	842	549	2,428

Total current	9,160	7,397	11,886

Deferred:
Federal	(10,392)	(9,536)	(935)
State	(2,870)	(2,548)	(693)
Foreign	186	(28)	(45)

Total deferred	(13,076)	(12,112)	(1,673)

Total income tax provision	$(3,916)	$(4,715)	$10,213

At October 31, 2014 and 2013, gross deferred tax assets totaled approximately $39.7 million and $18.6 million, while gross deferred tax liabilities totaled approximately $24.1 million and $16.6 million. Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

Significant components of our deferred taxes assets (liabilities) as of October 31, are as follows (in thousands):

	2014	2013
		Restated
Allowances for accounts receivable	$1,312	$634
Inventories	478	417
State taxes	202	269
Credits and incentives	300	—
Accrued liabilities	1,002	675

Current deferred income taxes	$3,294	$1,995

Property, plant, and equipment	(6,373)	(6,892)
Intangible assets	34,697	15,610
Unrealized gain, Limoneira investment	(8,199)	(8,674)
Investment in FreshRealm	(7,594)	—
Stock-based compensation	355	369
State taxes	(1,690)	(847)
Credits and incentives	1,287	713
Other	(196)	(242)

Long-term deferred income taxes	$12,287	$37

The October 31, 2014 net increase in deferred intangible assets by $19.1 million is mostly attributable to the RFG contingent liability payout during the year. The payout of the contingent liability resulted in additional RFG tax basis goodwill equal to the fair market value of the stock issued, which increased the Company’s net intangibles deferred tax asset.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income for the years ended October 31, is as follows:

	2014	2013	2012
		Restated	Restated
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effects	22.3	11.8	1.5
Foreign income taxes greater (less) than U.S.	5.8	6.1	(2.9)
Hacienda assessment	—	—	6.8
Section 199 deduction	15.8	8.2	(0.8)
Tax Credits	15.2	(0.9)	—
Other	0.7	3.5	(0.1)

	94.8%	63.7%	39.5%

We intend to reinvest our accumulated foreign earnings, which approximated $13.2 million at October 31, 2014, indefinitely. As a result, we have not provided any deferred income taxes on such unremitted earnings. For fiscal years 2014, 2013 and 2012, income (loss) before income taxes related to domestic operations was approximately $(0.6) million, $(10.6) million, and $22.0 million. For fiscal years 2014, 2013 and 2012, income before income taxes related to foreign operations was approximately $3.6 million, $2.9 million and $3.8 million.

As of October 31, 2014 and 2013, we did not have a liability for unrecognized tax benefits related to various federal and state income tax matters. The tax effected amount would reduce our effective income tax rate if recognized.

The benefit for income taxes of $3.8 million is attributable to the revaluation adjustment of $88.1 million related to contingent consideration which was spread between fiscal year 2014 through fiscal year 2011. The revalued contingent consideration and non-cash compensation expense resulted in $53.6 million, $32.0 million, and $2.2 million additional GAAP expense recorded in fiscal years 2014, 2013, and 2012, respectively. The current year revaluation expense drove pre-tax book income into a loss position, thus causing a benefit for income taxes as this revaluation adjustment is capitalized and amortized as goodwill over the remaining useful life for income tax purposes resulting in a taxable income position for the current year.

See Note 3, “Restatement of Previously-Issued Financial Statements” to the Consolidated Financial Statements for information on the adjustments made related to the restatement of previously-issued financial statements.

12. Segment Information

As discussed in Note 1, we report our operations in three different business segments: (1) Fresh products, (2) Calavo Foods, and (3) RFG. These three business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. The Fresh products segment includes all operations that involve the distribution of avocados and other fresh produce products. The Calavo Foods segment represents all operations related to the purchase, manufacturing, and distribution of prepared products, including guacamole, tortilla chips and salsa. The RFG segment represents all operations related to the manufacturing and distribution of fresh-cut fruit, ready-to-eat vegetables, recipe-ready vegetables and deli meat products. Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate. We do not allocate assets, or specifically identify them to, our operating segments.

The following table sets forth sales by product category, by segment (in thousands):

	Fresh products	Calavo Foods	RFG	Total
	(All amounts are presented in thousands)
Year ended October 31, 2014
Net sales	$470,949	$59,279	$252,282	$782,510
Cost of sales	434,820	46,269	230,193	711,282

Gross margin	$36,129	$13,010	$22,089	$71,228

Year ended October 31, 2013
Net sales	$448,369	$51,614	$191,468	$691,451
Cost of sales(1)	417,176	38,226	176,601	632,003

Gross margin	$31,193	$13,388	$14,867	$59,448

Year ended October 31, 2012
Net sales	$350,582	$46,424	$154,113	$551,119
Cost of sales(1)	316,287	32,422	141,745	490,454

Gross margin	$34,295	$14,002	$12,368	$60,665

(1)	Cost of sales for RFG and the corresponding totals have been restated for the years ended October 31, 2013 and 2012.

For fiscal years 2014, 2013 and 2012, inter-segment sales and cost of sales of $50.1 million, $44.2 million, and $33.8 million were eliminated in consolidation.

The following table sets forth sales by product category, by segment (in thousands):

	Year ended October 31, 2014				Year ended October 31, 2013
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$433,581	$—	$—	$433,581	$407,678	$—	$—	$407,678
Tomatoes	19,705	—	—	19,705	22,623	—	—	22,623
Papayas	12,619	—	—	12,619	13,077	—	—	13,077
Pineapples	5,086	—	—	5,086	5,739	—	—	5,739
Other fresh products	1,037	—	—	1,037	601	—	—	601
Food service	—	48,085	—	48,085	—	43,616	—	43,616
Retail and club	—	22,334	255,074	277,408	—	18,789	195,376	214,165

Total gross sales	472,028	70,419	255,074	797,521	449,718	62,405	195,376	707,499
Less sales incentives	(1,079)	(11,140)	(2,792)	(15,011)	(1,349)	(10,791)	(3,908)	(16,048)

Net sales	$470,949	$59,279	$252,282	$782,510	$448,369	$51,614	$191,468	$691,451

	Year ended October 31, 2013				Year ended October 31, 2012
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$407,678	$—	$—	$407,678	$318,556	$—	$—	$318,556
Tomatoes	22,623	—	—	22,623	11,404	—	—	11,404
Papayas	13,077	—	—	13,077	12,753	—	—	12,753
Pineapples	5,739	—	—	5,739	6,840	—	—	6,840
Other fresh products	601	—	—	601	1,788	—	—	1,788
Food service	—	43,616	—	43,616	—	36,289	—	36,289
Retail and club	—	18,789	195,376	214,165	—	19,758	157,333	177,091

Total gross sales	449,718	62,405	195,376	707,499	351,341	56,047	157,333	564,721
Less sales incentives	(1,349)	(10,791)	(3,908)	(16,048)	(759)	(9,623)	(3,220)	(13,602)

Net sales	$448,369	$51,614	$191,468	$691,451	$350,582	$46,424	$154,113	$551,119

Net sales to third parties by segment exclude inter-segment sales and cost of sales. For fiscal years 2014, 2013, and 2012, inter-segment sales and cost of sales for Fresh products totaling $33.7 million, $29.9 million and $22.2 million were eliminated. For fiscal years 2014, 2013, and 2012, inter-segment sales and cost of sales for Calavo Foods totaling $16.4 million, $14.3 million, and $11.6 million were eliminated.

Sales to customers outside the United States were approximately $32.8 million, $37.2 million and $28.8 million for fiscal years 2014, 2013, and 2012.

Long-lived assets attributed to geographic areas as of October 31, are as follows (in thousands):

	United States	Mexico	Consolidated
2014	$36,052	$21,300	$57,352
2013	$31,250	$21,399	$52,649

13. Long-Term Obligations

Long-term obligations at fiscal year ends consist of the following (in thousands):

	2014	2013
Farm Credit West, PCA, (FCW) term loan, bearing interest at 1.7%	$2,504	$4,007
Bank of America, N.A. (BoA) term loan, bearing interest at 1.7%	2,548	4,077
FCW, term loan, bearing interest at 5.7%	1,300	2,600
Capital leases	1,538	2,366

	7,890	13,050
Less current portion	(5,099)	(5,258)

	$2,791	$7,792

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

At October 31, 2014, annual current and long-term obligation payments are scheduled as follows (in thousands):

Total
Year ending October 31:
2015	$5,099
2016	2,241
2017	109
2018	89
2019	92
Thereafter	260

$7,890

At October 31, 2014, capital lease payments are scheduled as follows (in thousands):

Total
Year ending October 31:
2015	$814
2016	218
2017	168
2018	128
2019	108
Thereafter	231

Minimum lease payments	1,667

Less interest	(129)

Present value of future minimum lease payments	$1,538

14. Stock-Based Compensation

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

A summary of stock option activity is as follows (in thousands, except for share amounts):

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2011	72	$13.75
Exercised	(37)	$13.54

Outstanding at October 31, 2012	35	$15.16
Exercised	(8)	$12.84

Outstanding at October 31, 2013	27	$15.79
Exercised	(10)	$13.25

Outstanding at October 31, 2014	17	$17.22	$856

Exercisable at October 31, 2014	15	$17.03	$758

The weighted average remaining life of such outstanding options is 3.6 years and the total intrinsic value of options exercised during fiscal 2014 was $0.3 million. The weighted average remaining life of such exercisable options is 3.3 years. The fair value of shares vested during the year ended October 31, 2014, 2013, and 2012 was approximately $0.8 million, $0.6 million, and $0.3 million.

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

In January 2013, our Board of Directors approved the issuance of options to acquire a total of 10,000 shares of our common stock by one member of our Board of Directors. Such grant vests in equal increments over a five-year period and has an exercise price of $23.48 per share. Vested options have a term of five years from the vesting date. The market price of our common stock at the grant date was $23.48. The estimated fair market value of such option grant was approximately $0.1 million. The total compensation cost not yet recognized as of October 31, 2014 was approximately $0.1 million, which will be recognized over the remaining service period of 60 months.

In January 2012, all 12 of our non-employee directors were granted 1,000 restricted shares each (total of 12,000 shares). These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $27.68. This grant of restricted stock incurred $0.2 million in stock compensation expenses in fiscal 2012. As of January 2013, 11,000 shares vested, because such board members were still serving on the board at this time. The remaining 1,000 shares vested in May 2012 with the passing of one of our directors.

In January 2013, all 12 of our non-employee directors were granted 1,000 restricted shares each (total of 12,000 shares). These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $24.71. This grant of restricted stock incurred $0.2 million in stock compensation expenses in fiscal 2013. As of January 2014, all shares have vested, because such board members were still serving on the board at this time.

In January 2014, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares). These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $32.49. This grant of restricted stock incurred $0.6 million in stock compensation expenses in fiscal 2014. As of January 1, 2015, these shares will vest and be unrestricted.

In January 2014, our executive officers were granted a total of 10,774 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $30.50. These shares vest in one-third increments, on an annual basis, beginning January 1, 2015. This grant of restricted stock incurred $0.1 million in stock compensation expenses in fiscal 2014.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2011	65	$21.82
Exercised	(15)	$21.82

Outstanding at October 31, 2012	50	$21.82

Granted	10	$23.48
Exercised	(40)	$21.82
Outstanding at October 31, 2013	20	$22.64

Outstanding at October 31, 2014	20	$22.64	$525

Exercisable at October 31, 2014	8	$22.22	$213

The weighted average remaining life of such outstanding options is 5.6 years. The weighted average remaining life of such exercisable options is 4.1 years. The fair value of shares vested during the year ended October 31, 2014, was $0.2 million.

15. Dividends

On December 8, 2014, we paid a $0.75 per share dividend in the aggregate amount of $13.0 million to shareholders of record on November 17, 2014. On December 12, 2013, we paid a $0.70 per share dividend in the aggregate amount of $11.0 million to shareholders of record on November 29, 2013.

16. Fair Value Measurements

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

The following table sets forth our financial assets and liabilities as of October 31, 2014 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at fair value:
Investment in Limoneira Company(1)	$44,355	—	—	$44,355

Total assets at fair value	$44,355	$—	$—	$44,355

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 12% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at October 31, 2014 and October 31, 2013 equaled $25.66 per share and $26.34 per share. Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding losses arising during the year ended October 31, 2014 was $1.2 million. Unrealized investment holding gains arising during the year ended October 31, 2013, and 2012 was $6.7 million, and $8.9 million.

The following table sets forth our financial assets as of October 31, 2014 that are measured on a non-recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in FreshRealm(3)	$—	$—	$16,962	$16,962

Total assets at fair value	$—	$—	$16,962	$16,962

(3)	See Note 18 for additional information on the deconsolidation of FreshRealm. We estimated the fair value of our noncontrolling interest in FreshRealm by performing a forecast projection analysis. This analysis was conducted with the consultation from a third party consulting firm. Increases or decreases in the fair value calculation can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates. Significant judgment is employed in determining the appropriateness of these assumptions. We recorded a gain on the deconsolidation of FreshRealm of $12.6 million, which has been recorded on the face of the income statement. Our investment in FreshRealm has been recorded as investment in unconsolidated subsidiaries on our balance sheet.

The following is a reconciliation of the beginning and ending amounts of the contingent consideration for RFG:

	Balance at 10/31/13	Interest	Revalue Adjustment	Settled	Balance at 10/31/14
	(All amounts are presented in thousands)
RFG contingent consideration (Restated) (1)	$15,602	—	$53,611	$(69,213)	—

	Balance at 10/31/12	Interest	Revalue Adjustment	Settled	Balance at 10/31/13
	(All amounts are presented in thousands)
RFG contingent consideration (Restated) (1)	$10,667	$97	$33,811	$(28,973)	$15,602

(1)	We have amended our acquisition agreement with RFG in regards to the cash payment portion of the Stage 2 & 3 earnouts. See Note 17.

See Note 3, “Restatement of Previously-Issued Financial Statements” to the Consolidated Financial Statements for information on the adjustments made related to the restatement of previously-issued financial statements.

17. Amendments to RFG Acquisition Agreement

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

On October 23, 2014, based on the results of operations to date, the Stage 3 Maximum Earn-Out Trigger was met and we issued 434,783 shares of unregistered Calavo common stock to the Sellers. Additionally, on October 23, 2014, we issued 1,097,213 shares of unregistered Calavo common stock, with a value on the date of issuance totaling $50 million, to a trust for the benefit of the Sellers. Shortly after, we filed a Form S-3 registration statement, registering the resale of these 1,097,213 shares.

See Note 3, “Restatement of Previously-Issued Financial Statements” to the Consolidated Financial Statements for information on the adjustments made related to the restatement of previously-issued financial statements.

18. Deconsolidation of FreshRealm, LLC

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

(As of May 2, 2014, in thousands)

Fair value of retained noncontrolling investment	$16,962
Carrying amount of noncontrolling interest	$4,031
Carrying amount of FreshRealm’s assets and liabilities	$(8,371)

Gain on deconsolidation of FreshRealm	$12,622

We estimated the fair value of our noncontrolling interest in FreshRealm by performing a forecast projection analysis. This analysis was conducted with the consultation from a third party consulting firm. See Note 16 to the financial statements for additional information regarding the fair value calculation and assumptions used.

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

19. Selected Quarterly Financial Data (Unaudited)

The following operating results for each of the eight fiscal quarters in the period ended October 31, 2014 (except for the current quarter ending October 31, 2014) has been restated to reflect adjustments to our previously issued financial statements as more fully discussed in Note 3, “Restatement of Previously-Issued Financial Statements”.

The Company has also identified certain immaterial adjustments primarily relating to non-controlling interest, diluted number of shares outstanding, and income tax expense related to fiscal years ended October 31, 2014, October 31, 2013, which are reflected in the restated consolidated financial statements for the Relevant Periods.

The following tables summarize the impact of the restatement on our previously reported interim consolidated statements of operations (in thousands, except per share data):

	Three months ended January 31, 2014			Three months ended January 31, 2013
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Net sales	$168,165	$—	$168,165	$139,499	$—	$139,499
Cost of sales	154,475	49	154,524	126,375	1	126,376

Gross margin	13,690	(49)	13,641	13,124	(1)	13,123
Selling, general and administrative	8,272	20	8,292	7,576	—	7,576
Contingent consideration related to RFG acquisition	—	9,218	9,218	1,245	8,152	9,397

Operating income (loss)	5,418	(9,287)	(3,869)	4,303	(8,153)	(3,850)
Interest expense	(256)	—	(256)	(252)	—	(252)
Other income, net	135	—	135	138	—	138

Income (loss) before provision for income taxes	5,297	(9,287)	(3,990)	4,189	(8,153)	(3,964)
Provision (benefit) for income taxes	1,822	(3,898)	(2,076)	1,508	(4,020)	(2,512)

Net income (loss)	3,475	(5,389)	(1,914)	2,681	(4,133)	(1,452)
Add: Net loss attributable to noncontrolling interest	500	(352)	148	26	16	42

Net income (loss) attributable to Calavo Growers, Inc.	$3,975	$(5,741)	$(1,766)	$2,707	$(4,117)	$(1,410)

Calavo Growers, Inc.’s net income (loss) per share:
Basic	$0.25	$(0.36)	$(0.11)	$0.18	$(0.28)	$(0.10)

Diluted	$0.25	$(0.36)	$(0.11)	$0.18	$(0.28)	$(0.10)

Number of shares used in per share computation:
Basic	15,726	—	15,726	14,834	—	14,834

Diluted	15,736	(10)	15,726	14,854	(20)	14,834

	Three months ended April 30, 2014			Three months ended April 30, 2013
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Net sales	$194,894	$—	$194,894	$166,336	$—	$166,336
Cost of sales	175,917	85	176,002	154,800	61	154,861

Gross margin	18,977	(85)	18,892	11,536	(61)	11,475
Selling, general and administrative	9,111	34	9,145	7,991	24	8,015
Contingent consideration related to RFG acquisition	—	7,036	7,036	199	1,926	2,125

Operating income	9,866	(7,155)	2,711	3,346	(2,011)	1,335
Interest expense	(292)	—	(292)	(317)	—	(317)
Other income, net	270	—	270	235	—	235

Income before provision for income taxes	9,844	(7,155)	2,689	3,264	(2,011)	1,253
Provision for income taxes	3,432	(1,999)	1,433	1,071	(292)	779

Net income	6,412	(5,156)	1,256	2,193	(1,719)	474
Add: Net loss attributable to noncontrolling interest	298	—	298	20	15	35

Net income attributable to Calavo Growers, Inc.	$6,710	$(5,156)	$1,554	$2,213	$(1,704)	$509

Calavo Growers, Inc.’s net income per share:
Basic	$0.43	$(0.33)	$0.10	$0.15	$(0.12)	$0.03

Diluted	$0.43	$(0.34)	$0.09	$0.15	$(0.12)	$0.03

Number of shares used in per share computation:
Basic	15,755	—	15,755	14,819	—	14,819

Diluted	15,764	1,412	17,176	14,839	756	15,595

	Six months ended April 30, 2014			Six months ended April 30, 2013
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Net sales	$363,059	$—	$363,059	$305,835	$—	$305,835
Cost of sales	330,392	134	330,526	281,175	62	281,237

Gross margin	32,667	(134)	32,533	24,660	(62)	24,598
Selling, general and administrative	17,383	54	17,437	15,567	24	15,591
Contingent consideration related to RFG acquisition	—	16,254	16,254	1,444	10,078	11,522

Operating income	15,284	(16,442)	(1,158)	7,649	(10,164)	(2,515)
Interest expense	(548)	—	(548)	(569)	—	(569)
Other income, net	405	—	405	373	—	373

Income before provision for income taxes	15,141	(16,442)	(1,301)	7,453	(10,164)	(2,711)
Provision for income taxes	5,254	(5,897)	(643)	2,579	(4,312)	(1,733)

Net income	9,887	(10,545)	(658)	4,874	(5,852)	(978)
Add: Net loss attributable to noncontrolling interest	798	(352)	446	46	31	77

Net income (loss) attributable to Calavo Growers, Inc.	$10,685	$(10,897)	$(212)	$4,920	$(5,821)	$(901)

Calavo Growers, Inc.’s net income (loss) per share:
Basic	$0.68	$(0.69)	$(0.01)	$0.33	$(0.39)	$(0.06)

Diluted	$0.68	$(0.69)	$(0.01)	$0.33	$(0.39)	$(0.06)

Number of shares used in per share computation:
Basic	15,755	—	15,755	14,819	—	14,819

Diluted	15,764	(9)	15,755	14,839	(20)	14,819

	Three months ended July 31, 2014			Three months ended July 31, 2013
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Net sales	$218,702	$—	$218,702	$194,943	$—	$194,943
Cost of sales	197,757	769	198,526	176,865	181	177,046

Gross margin	20,945	(769)	20,176	18,078	(181)	17,897
Selling, general and administrative	9,431	307	9,738	8,349	72	8,421
Contingent consideration related to RFG acquisition	—	23,249	23,249	357	2,974	3,331

Operating income	11,514	(24,325)	(12,811)	9,372	(3,227)	6,145
Interest expense	(220)	—	(220)	(293)	—	(293)
Gain on deconsolidation of FreshRealm	12,622	—	12,622	—	—	—
Other income, net	120	—	120	209	—	209

Income before provision for income taxes	24,036	(24,325)	(289)	9,288	(3,227)	6,061
Provision for income taxes	8,064	(9,844)	(1,780)	3,163	636	3,799

Net income	15,972	(14,481)	1,491	6,125	(3,863)	2,262
Add: Net loss attributable to noncontrolling interest	60	—	60	274	136	410

Net income attributable to Calavo Growers, Inc.	$16,032	$(14,481)	$1,551	$6,399	$(3,727)	$2,672

Calavo Growers, Inc.’s net income per share:
Basic	$1.02	$(0.92)	$0.10	$0.43	$(0.25)	$0.18

Diluted	$1.02	$(0.93)	$0.09	$0.43	$(0.26)	$0.17

Number of shares used in per share computation:
Basic	15,760	—	15,760	14,848	—	14,848

Diluted	15,769	1,898	17,667	14,870	946	15,816

	Nine months ended July 31, 2014			Nine months ended July 31, 2013
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Net sales	$581,761	$—	$581,761	$500,778	$—	$500,778
Cost of sales	528,149	903	529,052	458,040	243	458,283

Gross margin	53,612	(903)	52,709	42,738	(243)	42,495
Selling, general and administrative	26,814	361	27,175	23,916	96	24,012
Contingent consideration related to RFG acquisition	—	39,503	39,503	1,801	13,052	14,853

Operating income	26,798	(40,767)	(13,969)	17,021	(13,391)	3,630
Interest expense	(768)	—	(768)	(862)	—	(862)
Gain on deconsolidation of FreshRealm	12,622	—	12,622	—	—	—
Other income, net	525	—	525	582	—	582

Income before provision for income taxes	39,177	(40,767)	(1,590)	16,741	(13,391)	3,350
Provision for income taxes	13,318	(15,741)	(2,423)	5,742	(3,676)	2,066

Net income (loss)	25,859	(25,026)	833	10,999	(9,715)	1,284
Add: Net loss attributable to noncontrolling interest	858	(352)	506	320	167	487

Net income attributable to Calavo Growers, Inc.	$26,717	$(25,378)	$1,339	$11,319	$(9,548)	$1,771

Calavo Growers, Inc.’s net income per share:
Basic	$1.70	$(1.62)	$0.08	$0.76	$(0.64)	$0.12

Diluted	$1.69	$(1.61)	$0.08	$0.76	$(0.65)	$0.11

Number of shares used in per share computation:
Basic	15,760	—	15,760	14,848	—	14,848

Diluted	15,769	1,461	17,230	14,870	805	15,675

	Three months ended October 31, 2014	Three months ended October 31, 2013
		As reported	Adjustments	Restated
Net sales	$200,749	$190,673	$—	$190,673
Cost of sales	182,230	173,287	433	173,720

Gross margin	18,519	17,386	(433)	16,953
Selling, general and administrative	9,430	9,301	172	9,473
Contingent consideration related to RFG acquisition	11,579	—	18,014	18,014

Operating income	(2,490)	8,085	(18,619)	(10,534)
Interest expense	(215)	(236)	—	(236)
Other income, net	164	21	—	21

Income before provision for income taxes	(2,541)	7,870	(18,619)	(10,749)
Provision for income taxes	(1,493)	2,124	(8,905)	(6,781)

Net income (loss)	(1,048)	5,746	(9,714)	(3,968)
Add: Net loss attributable to noncontrolling interest	(194)	284	118	402

Net income attributable to Calavo Growers, Inc.	$(1,242)	$6,030	$(9,596)	$(3,566)

Calavo Growers, Inc.’s net income (loss) per share:
Basic	$(0.08)	$.40	$(0.64)	$(0.24)

Diluted	$(0.08)	$.40	$(0.64)	$(0.24)

Number of shares used in per share computation:
Basic	15,815	15,030	—	15,030

Diluted	15,815	15,038	(8)	15,030

The following table summarizes the impact of the restatement on our previously reported interim consolidated statements of comprehensive operations for fiscal years 2014 and 2013:

	Three months ended January 31, 2014			Three months ended January 31, 2013
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Net income (loss)	$3,475	$(5,389)	$(1,914)	$2,681	$(4,133)	$(1,452)

Other comprehensive income (loss), before tax:
Unrealized investment losses arising during period	(9,628)	—	(9,628)	(1,244)	—	(1,244)
Income tax benefit related to items of other comprehensive income	3,755	—	3,755	485	—	485

Other comprehensive loss, net of tax	(5,873)	—	(5,873)	(759)	—	(759)

Comprehensive income (loss)	(2,398)	(5,389)	(7,787)	1,922	(4,133)	(2,211)
Add: Net loss attributable to noncontrolling interest	500	(352)	148	26	16	42

Comprehensive income (loss) – Calavo Growers, Inc.	$(1,898)	$(5,741)	$(7,639)	$1,948	$(4,117)	$(2,169)

	Three months ended April 30, 2014			Three months ended April 30, 2013
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Net income	$6,412	$(5,156)	$1,256	$2,193	$(1,719)	$474

Other comprehensive income (loss), before tax:
Unrealized investment gains (losses) arising during period	3,803	—	3,803	(5,393)	—	(5,393)
Income tax benefit (expense) related to items of other comprehensive income	(1,483)	—	(1,483)	2,103	—	2,103

Other comprehensive income (loss), net of tax	2,320	—	2,320	(3,290)	—	(3,290)

Comprehensive income (loss)	8,732	(5,156)	3,576	(1,097)	(1,719)	(2,816)
Add: Net loss attributable to noncontrolling interest	298	—	298	20	15	35

Comprehensive income (loss) – Calavo Growers, Inc.	$9,030	$(5,156)	$3,874	$(1,077)	$(1,704)	$(2,781)

	Six months ended April 30, 2014			Six months ended April 30, 2013
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Net income (loss)	$9,887	$(10,545)	$(658)	$4,874	$(5,852)	$(978)

Other comprehensive income (loss), before tax:
Unrealized investment losses arising during period	(5,825)	—	(5,825)	(6,638)	—	(6,638)
Income tax benefit related to items of other comprehensive income	2,272	—	2,272	2,589	—	2,589

Other comprehensive loss, net of tax	(3,553)	—	(3,553)	(4,049)	—	(4,049)

Comprehensive income (loss)	6,334	(10,545)	(4,211)	825	(5,852)	(5,027)
Add: Net loss attributable to noncontrolling interest	798	(352)	446	46	31	77

Comprehensive income (loss) – Calavo Growers, Inc.	$7,132	$(10,897)	$(3,765)	$871	$(5,821)	$(4,950)

	Three months ended July 31, 2014			Three months ended July 31, 2013
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Net income	$15,972	$(14,481)	$1,491	$6,125	$(3,863)	$2,262

Other comprehensive income (loss), before tax:
Unrealized investment gains (losses) arising during period	(1,590)	—	(1,590)	6,586	—	6,586
Income tax benefit (expense) related to items of other comprehensive income	620	—	620	(2,568)	—	(2,568)

Other comprehensive income (loss), net of tax	(970)	—	(970)	4,018	—	4,018

Comprehensive income (loss)	15,002	(14,481)	521	10,143	(3,863)	6,280
Add: Net loss attributable to noncontrolling interest	60	—	60	274	136	410

Comprehensive income (loss) – Calavo Growers, Inc.	$15,062	$(14,481)	$581	$10,417	$(3,727)	$6,690

	Nine months ended July 31, 2014			Nine months ended July 31, 2013
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Net income (loss)	$25,859	$(25,026)	$833	$10,999	$(9,715)	$1,284

Other comprehensive income (loss), before tax:
Unrealized investment losses arising during period	(7,416)	—	(7,416)	(52)	—	(52)
Income tax benefit related to items of other comprehensive income	2,893	—	2,893	20	—	20

Other comprehensive loss, net of tax	(4,523)	—	(4,523)	(32)	—	(32)

Comprehensive income (loss)	21,336	(25,026)	(3,690)	10,967	(9,715)	1,252
Add: Net loss attributable to noncontrolling interest	858	(352)	506	320	167	487

Comprehensive income (loss) – Calavo Growers, Inc.	$22,194	$(25,378)	$(3,184)	$11,287	$(9,548)	$1,739

The following table summarizes the impact of the restatement on our previously reported interim consolidated balance sheet for fiscal years 2014 and 2013:

	January 31, 2014			January 31, 2013
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$6,346	$—	$6,346	$9,067	$—	$9,067
Accounts receivable, net of allowances of $2,289 (2014) and $ 1,697 (2013)	60,060	—	60,060	48,367	—	48,367
Inventories, net	27,659	—	27,659	22,331	—	22,331
Prepaid expenses and other current assets	11,965	—	11,965	8,013	—	8,013
Advances to suppliers	3,419	—	3,419	1,324	—	1,324
Income taxes receivable	2,235	(1,731)	504	2,807	(90)	2,717
Deferred income taxes	1,995	—	1,995	2,222	—	2,222

Total current assets	113,679	(1,731)	111,948	94,131	(90)	94,041
Property, plant, and equipment, net	53,050	—	53,050	50,966	—	50,966
Investment in Limoneira Company	35,902	—	35,902	37,596	—	37,596
Investment in unconsolidated entities	1,544	—	1,544	520	—	520
Deferred income taxes	—	9,255	9,255	—	—	—
Goodwill	18,262	—	18,262	18,262	—	18,262
Other assets	12,034	—	12,034	14,949	—	14,949

	$234,471	$7,524	$241,995	$216,424	$(90)	$216,334

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$4,720	$—	$4,720	$5,985	$—	$5,985
Trade accounts payable	12,330	—	12,330	9,498	—	9,498
Accrued expenses	23,802	24,833	48,635	27,832	16,244	44,076
Short-term borrowings	52,690	—	52,690	32,780	—	32,780
Current portion of long-term obligations	5,245	—	5,245	5,329	—	5,329

Total current liabilities	98,787	24,833	123,620	81,424	16,244	97,668
Long-term liabilities:
Long-term obligations, less current portion	6,841	—	6,841	12,073	—	12,073
Deferred income taxes	2,439	(2,439)	—	10,179	(5,084)	5,095

Total long-term liabilities	9,280	(2,439)	6,841	22,252	(5,084)	17,168
Commitments and contingencies
Noncontrolling interest, Calavo Salsa Lisa	(69)	—	(69)	331	(83)	248
Shareholders’ equity:
Common stock ($0.001 par value, 100,000 shares authorized; 15,752 and 15,720 shares outstanding at January 31, 2014 and January 31, 2013)	15	—	15	14	—	14
Additional paid-in capital	59,606	11,470	71,076	51,757	(5,595)	46,162
Accumulated other comprehensive income	7,541	—	7,541	8,631	—	8,631
Noncontrolling interest, FreshRealm	(316)	—	(316)	—	—	—
Retained earnings	59,627	(26,340)	33,287	52,015	(5,572)	46,443

Total shareholders’ equity	126,473	(14,870)	111,603	112,417	(11,167)	101,250

	$234,471	$7,524	$241,995	$216,424	$(90)	$216,334

	April 30, 2014			April 30, 2013
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$19,914	$(10,000)	$9,914	$7,119	$—	$7,119
Accounts receivable, net of allowances of $2,789 (2014) and $1,697 (2013)	64,093	—	64,093	59,349	—	59,349
Inventories, net	32,261	—	32,261	25,434	—	25,434
Prepaid expenses and other current assets	13,528	—	13,528	8,539	—	8,539
Advances to suppliers	39	—	39	31	—	31
Income taxes receivable	773	(773)	—	3,083	(101)	2,982
Deferred income taxes	1,995	—	1,995	2,222	—	2,222

Total current assets	132,603	(10,773)	121,830	105,777	(101)	105,676
Property, plant, and equipment, net	55,568	—	55,568	51,230	—	51,230
Investment in Limoneira Company	39,705	—	39,705	32,203	—	32,203
Investment in unconsolidated entities	1,533	—	1,533	520	—	520
Deferred income taxes	—	8,826	8,826	—	—	—
Goodwill	18,262	—	18,262	18,262	—	18,262
Other assets	11,436	—	11,436	13,540	—	13,540

	$259,107	$(1,947)	$257,160	$221,532	$(101)	$221,431

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$19,117	$—	$19,117	$17,301	$—	$17,301
Trade accounts payable	15,850	—	15,850	12,535	—	12,535
Accrued expenses	22,568	31,944	54,512	24,155	18,174	42,329
Short-term borrowings	41,030	—	41,030	35,140	—	35,140
Income taxes payable	—	14	14	—	—	—
Current portion of long-term obligations	5,321	—	5,321	5,747	—	5,747

Total current liabilities	103,886	31,958	135,844	94,878	18,174	113,052
Long-term liabilities:
Long-term obligations, less current portion	5,801	—	5,801	11,097	—	11,097
Deferred income taxes	3,922	(3,922)	—	8,076	(5,387)	2,689

Total long-term liabilities	9,723	(3,922)	5,801	19,173	(5,387)	13,786
Commitments and contingencies
Noncontrolling interest, Calavo Salsa Lisa	(104)	—	(104)	311	(98)	213
Shareholders’ equity:
Common stock ($0.001 par value, 100,000 shares authorized; 15,760 and 15,720 shares outstanding at April 30, 2014 and April 30, 2013)	15	—	15	14	—	14
Additional paid-in capital	65,358	6,123	71,481	47,587	(5,514)	42,073
Accumulated other comprehensive income	9,861	—	9,861	5,341	—	5,341
Noncontrolling interest, FreshRealm	4,031	(4,610)	(579)	—	—	—
Retained earnings	66,337	(31,496)	34,841	54,228	(7,276)	46,952

Total shareholders’ equity	145,602	(29,983)	115,619	107,170	(12,790)	94,380

	$259,107	$(1,947)	$257,160	$221,532	$(101)	$221,431

	July 31, 2014			July 31, 2013
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$9,436	$—	$9,436	$5,927	$—	$5,927
Accounts receivable, net of allowances of $3,127 (2014) and $1,697 (2013)	63,731	—	63,731	60,464	—	60,464
Inventories, net	33,035	—	33,035	31,590	—	31,590
Prepaid expenses and other current assets	15,492	—	15,492	8,784	—	8,784
Advances to suppliers	1,385	—	1,385	1,963	—	1,963
Income taxes receivable	—	—	—	1,519	(114)	1,405
Deferred income taxes	1,995	—	1,995	2,222	—	2,222

Total current assets	125,074	—	125,074	112,469	(114)	112,355
Property, plant, and equipment, net	54,565	—	54,565	51,798	—	51,798
Investment in Limoneira Company	38,115	—	38,115	38,789	—	38,789
Investment in unconsolidated entities	18,382	—	18,382	520	—	520
Deferred income taxes	—	17,912	17,912	—	—	—
Goodwill	18,262	—	18,262	18,262	—	18,262
Other assets	10,114	—	10,114	13,186	—	13,186

	$264,512	$17,912	$282,424	$235,024	$(114)	$234,910

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$20,920	$—	$20,920	$28,049	$—	$28,049
Trade accounts payable	16,061	—	16,061	13,308	—	13,308
Accrued expenses	26,236	56,122	82,358	19,140	25,540	44,680
Short-term borrowings	28,740	—	28,740	25,980	—	25,980
Income tax payable	3,680	(591)	3,089	—	—	—
Current portion of long-term obligations	5,231	—	5,231	5,679	—	5,679

Total current liabilities	100,868	55,531	156,399	92,156	25,540	117,696
Long-term liabilities:
Long-term obligations, less current portion	3,629	—	3,629	8,843	—	8,843
Deferred income taxes	3,302	(3,302)	—	12,085	(4,764)	7,321

Total long-term liabilities	6,931	(3,302)	3,629	20,928	(4,764)	16,164
Commitments and contingencies
Noncontrolling interest, Calavo Salsa Lisa	(146)	—	(146)	37	(234)	(197)
Shareholders’ equity:
Common stock ($0.001 par value, 100,000 shares authorized; 15,762 and 15,720 shares outstanding at July 31, 2014 and July 31, 2013)	15	—	15	14	—	14
Additional paid-in capital	65,584	11,660	77,244	51,904	(9,653)	42,251
Accumulated other comprehensive income	8,891	—	8,891	9,358	—	9,358
Noncontrolling interest, FreshRealm	—	—	—	—	—	—
Retained earnings	82,369	(45,977)	36,392	60,627	(11,003)	49,624

Total shareholders’ equity	156,859	(34,317)	122,542	121,903	(20,656)	101,247

	$264,512	$17,912	$282,424	$235,024	$(114)	$234,910

The following table summarizes the impact of the restatement on our previously reported interim consolidated statement of cash flows for fiscal years 2014 and 2013:

	Three months ended January 31, 2013
	As reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income (loss)	$2,681	$(4,133)	$(1,452)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,607	—	1,607
Interest on contingent consideration	35	—	35
Contingent consideration and non-cash compensation related to the acquisition of RFG	1,245	8,153	9,398
Contingent consideration related to the acquisition of Salsa Lisa	—	—	—
Stock compensation expense	116	—	116
Deferred income taxes	—	(4,058)	(4,058)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(9,497)	—	(9,497)
Inventories, net	617	—	617
Prepaid expenses and other current assets	22	—	22
Advances to suppliers	1,045	—	1,045
Income taxes receivable	87	38	125
Other assets	13	—	13
Payable to growers	(2,490)	—	(2,490)
Trade accounts payable and accrued expenses	5,887	—	5,887

Net cash provided by operating activities	1,368	—	1,368
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(1,548)	—	(1,548)

Net cash used in investing activities	(1,548)	—	(1,548)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(9,646)	—	(9,646)
Proceeds from revolving credit facility, net	12,610	—	12,610
Payments on long-term obligations	(1,053)	—	(1,053)
Tax benefit of stock option exercises	233	—	233

Net cash provided by financing activities	2,144	—	2,144

Net increase in cash and cash equivalents	1,964	—	1,964
Cash and cash equivalents, beginning of year	7,103	—	7,103

Cash and cash equivalents, end of year	$9,067	$—	$9,067

Noncash Investing and Financing Activities:
Tax receivable increase related to stock option exercise	$132	$—	$132

Construction in progress included in trade accounts payable	$28	$—	$28

Unrealized holding (losses)	$(1,244)	$—	$(1,244)

	Six months ended April 30, 2013
	As reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income (loss)	$4,874	$(5,852)	$(978)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,293	—	3,293
Interest on contingent consideration	84	—	84
Contingent consideration and non-cash compensation related to the acquisition of RFG	1,444	10,164	11,608
Stock compensation expense	191	—	191
Deferred income taxes	—	(4,361)	(4,361)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(20,479)	—	(20,479)
Inventories, net	(2,486)	—	(2,486)
Prepaid expenses and other current assets	(1,349)	—	(1,349)
Advances to suppliers	2,338	—	2,338
Income taxes receivable	(113)	49	(64)
Other assets	143	—	143
Payable to growers	10,516	—	10,516
Trade accounts payable and accrued expenses	5,027	—	5,027

Net cash provided by operating activities	3,483	—	3,483
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(3,092)	—	(3,092)

Net cash used in investing activities	(3,092)	—	(3,092)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(9,646)	—	(9,646)
Proceeds from revolving credit facility, net	14,970	—	14,970
Payments on long-term obligations	(1,611)	—	(1,611)
Retirement of stock purchased from Limoneira	(4,788)	—	(4,788)
Proceeds from stock option exercises	700	—	700

Net cash used in financing activities	(375)	—	(375)

Net increase in cash and cash equivalents	16	—	16
Cash and cash equivalents, beginning of year	7,103	—	7,103

Cash and cash equivalents, end of year	$7,119	$—	$7,119

Noncash Investing and Financing Activities:
Tax receivable increase related to stock option exercise	$208	$—	$208

Collection for Agricola Belher Infrastructure Advance	$1,690	$—	$1,690

Unrealized holding (losses)	$(6,638)	$—	$(6,638)

	Nine months ended July 31, 2013
	As reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income	$10,999	$(9,715)	$1,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,011	—	5,011
Interest on contingent consideration	133	—	133
Contingent consideration and non-cash compensation related to the acquisition of RFG	1,801	13,391	15,192
Stock compensation expense	288	—	288
Deferred income taxes	—	(3,738)	(3,738)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(21,594)	—	(21,594)
Inventories, net	(8,642)	—	(8,642)
Prepaid expenses and other current assets	(1,594)	—	(1,594)
Advances to suppliers	406	—	406
Income taxes receivable	2,891	62	2,953
Other assets	62	—	62
Payable to growers	21,264	—	21,264
Trade accounts payable and accrued expenses	4,599	—	4,599

Net cash provided by operating activities	15,624	—	15,624
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(4,943)	—	(4,943)

Net cash used in investing activities	(4,943)	—	(4,943)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(9,646)	—	(9,646)
Proceeds from revolving credit facility, net	5,810	—	5,810
Payments on long-term obligations	(3,933)	—	(3,933)
Retirement of stock purchased from Limoneira	(4,788)	—	(4,788)
Proceeds from stock option exercises	700	—	700

Net cash used in financing activities	(11,857)	—	(11,857)

Net (decrease) in cash and cash equivalents	(1,176)	—	(1,176)
Cash and cash equivalents, beginning of year	7,103	—	7,103

Cash and cash equivalents, end of year	$5,927	$—	$5,927

Noncash Investing and Financing Activities:
Tax receivable increase related to stock option exercise	$208	$—	$208

	Three months ended January 31, 2014
	As reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income (loss)	$3,475	$(5,389)	$(1,914)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,689	—	1,689
Income (loss) from unconsolidated entities	1	—	1
Interest on contingent consideration	9	—	9
Contingent consideration and non-cash compensation related to the acquisition of RFG	—	9,287	9,287
Stock compensation expense	93	—	93
Deferred income taxes	—	(5,463)	(5,463)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(5,000)	—	(5,000)
Inventories, net	1,014	—	1,014
Prepaid expenses and other current assets	(1,208)	—	(1,208)
Advances to suppliers	(206)	—	(206)
Income taxes receivable	(100)	1,565	1,465
Other assets	(103)	—	(103)
Payable to growers	(9,769)	—	(9,769)
Trade accounts payable and accrued expenses	3,485	—	3,485

Net cash used in operating activities	(6,620)	—	(6,620)
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(1,674)	—	(1,674)
Investment in unconsolidated entity	(125)	—	(125)

Net cash used in investing activities	(1,799)	—	(1,799)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(11,005)	—	(11,005)
Proceeds from revolving credit facility, net	18,700	—	18,700
Payments on long-term obligations	(964)	—	(964)
Proceeds from stock option exercises	15	—	15

Net cash provided by financing activities	6,746	—	6,746

Net (decrease) in cash and cash equivalents	(1,673)	—	(1,673)
Cash and cash equivalents, beginning of year	8,019	—	8,019

Cash and cash equivalents, end of year	$6,346	$—	$6,346

Noncash Investing and Financing Activities:
Tax receivable increase related to stock option exercise	$122	$—	$122

Unrealized holding (losses)	$(9,628)	$—	$(9,628)

	Six months ended April 30, 2014
	As reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income (loss)	$9,887	$(10,545)	$(658)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,378	—	3,378
Loss from unconsolidated entities	12	—	12
Interest on contingent consideration	18	—	18
Contingent consideration and non-cash compensation related to the acquisition of RFG	—	16,442	16,442
Stock compensation expense	303	—	303
Deferred income taxes	—	(6,518)	(6,518)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(9,033)	—	(9,033)
Inventories, net	(3,588)	—	(3,588)
Prepaid expenses and other current assets	(2,771)	—	(2,771)
Advances to suppliers	3,174	—	3,174
Income taxes receivable	1,415	621	2,036
Other assets	78	—	78
Payable to growers	4,628	—	4,628
Trade accounts payable and accrued expenses	5,762	—	5,762

Net cash provided by operating activities	13,263	—	13,263
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(5,464)	—	(5,464)
Investment in unconsolidated entity	(125)	—	(125)

Net cash used in investing activities	(5,589)	—	(5,589)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(11,005)	—	(11,005)
Proceeds from revolving credit facility, net	7,040	—	7,040
Payments on long-term obligations	(1,928)	—	(1,928)
Proceeds from issuance of FreshRealm stock	10,000	(10,000)	—

Proceeds from stock option exercises	114	—	114

Net cash used in financing activities	4,221	(10,000)	(5,779)

Net increase in cash and cash equivalents	11,895	(10,000)	1,895
Cash and cash equivalents, beginning of year	8,019	—	8,019

Cash and cash equivalents, end of year	$19,914	$(10,000)	$9,914

Noncash Investing and Financing Activities:
Tax receivable increase related to stock option exercise	$175	$—	$175

Unrealized holding (losses)	$(5,825)	$—	$(5,825)

	Nine months ended July 31, 2014
	As reported	Adjustments	Restated
Cash Flows from Operating Activities:
Net income (loss)	$25,859	$(25,026)	$833
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,113	—	5,113
Provision for losses on accounts receivable	88	—	88
Loss from unconsolidated entities	13	—	13
Interest on contingent consideration	28	—	28
Contingent consideration and non-cash compensation related to the acquisition of RFG	—	40,767	40,767
Stock compensation expense	517	—	517
Gain on deconsolidation of FreshRealm	(12,622)	—	(12,622)
Deferred income taxes	—	(14,984)	(14,984)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(8,759)	—	(8,759)
Inventories, net	(4,362)	—	(4,362)
Prepaid expenses and other current assets	(3,280)	—	(3,280)
Advances to suppliers	1,828	—	1,828
Income taxes receivable	5,884	(757)	5,127
Other assets	135	—	135
Payable to growers	7,274	—	7,274
Trade accounts payable and accrued expenses	9,769	—	9,769

Net cash provided by operating activities	27,485	—	27,485
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(7,085)	—	(7,085)
Decrease in cash due to deconsolidation of FreshRealm	(6,813)	—	(6,813)
Investment in Agricola Don Memo	(1,730)	—	(1,730)
Investment in unconsolidated entity	(125)	—	(125)

Net cash used in investing activities	(15,753)	—	(15,753)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(11,005)	—	(11,005)
Proceeds from revolving credit facility, net	(5,250)	—	(5,250)
Payments on long-term obligations	(4,190)	—	(4,190)
Proceeds from stock option exercises	130	—	130
Proceeds from issuance of FreshRealm stock	10,000	—	10,000

Net cash used in financing activities	(10,315)	—	(10,315)

Net increase in cash and cash equivalents	1,417	—	1,417
Cash and cash equivalents, beginning of year	8,019	—	8,019

Cash and cash equivalents, end of year	$9,436	$—	$9,436

Noncash Investing and Financing Activities:
Tax receivable increase related to stock option exercise	$191	$—	$191

Collection for Agricola Belher Infrastructure Advance	$845	$—	$845

Unrealized holding (losses)	$(7,416)	$—	$(7,416)

20. Subsequent Events

We have evaluated subsequent events to assess the need for potential recognition or disclosure in this Annual Report on Form 10-K. Such events were evaluated through the date these financial statements were issued.

In January 2015, various class action lawsuits have been initiated against the company related to the restatement of previously-issued financial statements, we believe these are without merit and will defend ourselves vigorously.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Calavo Growers, Inc.

We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. as of October 31, 2014 and 2013 (restated), and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years ended October 31, 2014, October 31, 2013 (restated) and October 31, 2012 (restated). Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calavo Growers, Inc. at October 31, 2014 and 2013 (restated), and the consolidated results of its operations and its cash flows for the years ended October 31, 2014, October 31, 2013 (restated) and October 31, 2012 (restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the October 31, 2013 and 2012 consolidated financial statements have been restated to correct errors for the improper accounting for business combination contingent consideration.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calavo Growers, Inc.’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated January 30, 2015 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

January 30, 2015

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of October 31, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation and as a result of the material weakness in internal control over financial reporting as set forth below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2014. Our management’s annual report on internal control over financial reporting is set forth below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the 1992 “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2014, our internal controls over financial reporting were not effective due to a material weakness in our controls over our accounting for contingent consideration as such applies to business combinations.

As of October 31, 2014, there was a material weakness in the Company’s controls over its accounting for and reporting of contingent consideration as such applies to business combinations. Specifically, our controls did not properly identify the failure to apply generally accepted accounting principles with respect to what qualifies as an equity instrument vs. a liability instrument in a business combination. Initially, we recorded the contingent consideration, which was settleable in common stock, as an equity instrument and therefore did not record expense based on the changes in fair value of the contingent consideration. However, the contingent consideration should have been accounted for as a liability requiring re-measurement to fair value. As a result, material errors to the recorded contingent consideration occurred and were not timely detected.

Ernst & Young LLP, an independent registered public accounting firm, issued an attestation report on the Company’s internal control over financial reporting as of October 31, 2014, as stated in their report which is included herein.

Remediation Efforts to Address Material Weakness

To remediate the material weakness described above, we are currently evaluating the controls and procedures we will design and put in place to address this material weakness and plan to implement appropriate measures as part of this effort. These controls and procedures may include engagement of independent consultants to aid the Company in its review of future acquisitions for proper accounting.

Any actions we have taken or may take to remediate this material weakness are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors. We cannot assure you, in any way, even if we involve an independent consultant, that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

Changes in Internal Control Over Financial Reporting

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended October 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Calavo Growers, Inc.

We have audited Calavo Growers, Inc.’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Calavo Growers, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s report on internal control over financial reporting. Management has identified a material weakness in the design and operation of the Company’s controls over its accounting for business combination contingent consideration. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Calavo Growers, Inc. as of October 31, 2014 and 2013 (restated) and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years ended October 31, 2014, October 31, 2013 (restated) and October 31, 2012 (restated). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of those financial statements, and this report does not affect our report dated January 30, 2015, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Calavo Growers, Inc. has not maintained effective internal control over financial reporting as of October 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP

Los Angeles, California

January 30, 2015

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

The following information is included in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after our fiscal year end of October 31, 2014 (the Proxy Statement) and is incorporated herein by reference:

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

The following consolidated financial statements as of October 31, 2014 and 2013 and for each of the three years in the period ended October 31, 2014 are included herewith:

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

(3)	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]

2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[2]

2.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

2.4	Acquisition Agreement between Calavo Growers, Inc., a California corporation and Lecil E. Cole, Eric Weinert, Suzanne Cole-Savard, Guy Cole, and Lecil E. Cole and Mary Jeanette Cole, acting jointly and severally as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993, also known as the Lecil E. and Mary Jeanette Cole Revocable 1993 Trust dated May 19, 2008 [4]

2.5	Acquisition Agreement between Calavo Growers, Inc., Calavo Salsa Lisa, LLC, Lisa’s Salsa Company and Elizabeth Nicholson and Eric Nicholson dated February 8, 2010 [5]

2.6	Amended and Restated Limited Liability Company Agreement for Calavo Salsa Lisa, LLC dated February 8, 2010 among Calavo Growers, Inc., Calavo Salsa Lisa LLC, Lisa’s Salsa Company, Elizabeth Nicholson and Eric Nicholson. (Portions of this agreement have been deleted and filed separately with the Securities and Exchange Commission Pursuant to a request for confidential treatment.) [15]

2.7	Agreement and Plan of Merger dated May 25, 2011 among Calavo Growers, Inc., CG Mergersub LLC, Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust[1] (Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by the Registrant with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by the Registrant with the Securities and Exchange Commission.) [19]

2.9	Amendment No. 1 to Agreement and Plan of Merger, dated July 31, 2013, among Calavo Growers, Inc., Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust. [25]

2.10	Amended and Restated Limited Liability Company Agreement, dated August 16, 2013, by and among FreshRealm, LLC, a Delaware limited liability company, and the Members. [26]

2.11	Amendment No. 2 to Agreement and Plan of Merger, dated as of October 1, 2013, among Calavo Growers, Inc., Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth J. Catchot, Cut Fruit, LLC, James S. Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and the RFG Nominee Trust. [27]

3.1	Articles of Incorporation of Calavo Growers, Inc. [1]

3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[6]

3.3	Amendments to Articles of Incorporation or Bylaws of Calavo Growers, Inc. [18]

3.4	Amended and Restated Bylaws of Calavo Growers, Inc., effective as of September 25, 2014. [28]

10.1	Form of Marketing Agreement for Calavo Growers, Inc.[7]

10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]

10.3	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]

10.4	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

10.5	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[3]

10.7	Term Loan Agreement dated April 9, 2008 (effective date May 1, 2008) between Farm Credit West, PCA, and Calavo Growers, Inc. [7]

10.8	2005 Stock Incentive Plan Of Calavo Growers, Inc.[9]

10.9	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.10	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.11	Line of Credit and Security Agreement, dated July 15, 2013 by and between Calavo Growers, Inc. a California Corporation, and FreshRealm, LLC, a Delaware limited liability company. [26]

10.12	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated October 15, 2007[10]

10.13	First Amendment Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated August 28, 2008[11]

10.14	Form of Stock Option Agreement[12]

10.15	Amendment No. 2 to Loan Agreement dated as of July 31, 2009 between Calavo Growers, Inc. and Bank of America, N.A.[13]

10.16	Amendment to Term Loan Agreement between Farm Credit West, PCA, and Calavo Growers, Inc [14]

10.17	Amendment No. 3 to Loan Agreement dated February 9, 2010 between Bank of America, N.A. and Calavo Growers, Inc. [15]

10.18	2011 Management Incentive Plan of Calavo Growers, Inc. [16]

10.19	Retention Bonus Agreement between Lecil E. Cole and Calavo Growers, Inc. [17]

10.20	Term Revolving Credit Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011. [20]

10.21	Term Loan Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011. [20]

10.22	Amendment to Term Revolving Credit Agreement between FCW and Calavo Growers, Inc. dated May 31, 2011. [21]

10.23	Amendment No. 4 to Loan Agreement dated as of September 30, 2011 between Calavo Growers, Inc. and Bank of America, N.A. [22]

10.24	Amendment No. 2 to Term Revolving Credit Agreement dated October 31, 2012 between Farm Credit West, PCA and Calavo Growers, Inc. [23]

10.25	Amendment No. 2 to Term Loan Agreement dated October 31, 2012 between Farm Credit West, PCA and Calavo Growers, Inc. [23]

10.26	Amendment No. 2 to Promissory Note dated October 31, 2012 between Farm Credit West, PCA and Calavo Growers, Inc. [23]

10.27	Equity Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]

10.28	Goodwill Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]

10.29	Pledge and Security Agreement dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]

10.30	Personal Guaranty dated October 31, 2013 between Calavo Growers, Inc. and Francisco Clouthier. [24]

10.31	Restricted Stock Award Agreement, dated January 9, 2014. [29]

10.32	Restricted Stock Award Agreement, dated January 9, 2014. [29]

21.1	Subsidiaries of Calavo Growers, Inc. [1]

23.1	Consent of Ernst & Young LLP. *

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *

32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *

101	The following financial information from the Annual Report on Form 10-K of Calavo Growers, Inc. for the year ended October 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of October 31, 2014 and 2013; (2) Consolidated Statements of Income for the years ended October 31, 2014, 2013 and 2012; (3) Consolidated Statements of Comprehensive Income for the years ended October 31, 2014, 2013, and 2012; (4) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2014, 2013, and 2012; (5) Consolidated Statements of Cash Flows for the years ended October 31, 2014, 2013 and 2012; and (6) Notes to Financial Statements. *

*	Filed with this Annual Report on Form 10-K.
1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.
2	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
3	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
4	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
5	Previously filed on February 8, 2010 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
6	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.
7	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
8	Previously filed on May 8, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
9	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.
10	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
11	Previously filed on January 27, 2009 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.
12	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
13	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
14	Previously filed on January 11, 2010 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
15	Previously filed on March 11, 2010 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
16	Previously filed on January 14, 2011 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
17	Previously filed on March 2, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

18	Previously filed on March 30, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
19	Previously filed on January 10, 2012 as an exhibit to the Registrant’s Report on Form 8-K/A and incorporated herein by reference.
20	Previously filed on June 15, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
21	Previously filed on September 9, 2011 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
22	Previously filed on October 6, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
23	Previously filed on November 14, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
24	Previously filed on November 6, 2012 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
25	Previously filed on September 4, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
26	Previously filed on September 9, 2013 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
27	Previously filed on November 26, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
28	Previously filed on September 30, 2014 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
29	Previously filed on March 11, 2014 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

(b)	Exhibits

See subsection (a) (3) above.

(c)	Financial Statement Schedules

See subsection (a) (1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 30, 2015.

CALAVO GROWERS, INC

By:	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 30, 2015 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Lecil E. Cole Lecil E. Cole	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

/s/ Arthur J. Bruno Arthur J. Bruno	Chief Operating Officer, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

/s/ James E. Snyder James E. Snyder	Corporate Controller (Principal Accounting Officer)

/s/ Donald M. Sanders Donald M. Sanders	Director

/s/ Marc L. Brown Marc L. Brown	Director

/s/ John M. Hunt John M. Hunt	Director

/s/ George H. Barnes George H. Barnes	Director

/s/ Michael A. DiGregorio Michael A. DiGregorio	Director

/s/ J. Link Leavens J. Link Leavens	Director

/s/ James Helin James Helin	Director

/s/ Dorcas H. Thille (McFarlane) Dorcas H. Thille (McFarlane)	Director

/s/ Egidio Carbone, Jr Egidio Carbone, Jr	Director

/s/ Steven W. Hollister Steven W. Hollister	Director

/s/ Harold Edwards Harold Edwards	Director

/s/ Scott Van Der Kar Scott Van Der Kar	Director

SCHEDULE II

CALAVO GROWERS, INC.

VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Fiscal year ended October 31:	Balance at beginning of year	Additions(1)	Deductions(2)	Balance at end of year
Allowance for customer deductions	2012	1,796	9,886	8,989	2,693
	2013	2,693	9,722	10,933	1,482
	2014	1,482	11,833	10,290	3,025
Allowance for doubtful accounts	2012	489	130	91	528
	2013	528	62	375	215
	2014	215	143	135	223

(1)	Charged to net sales (customer deductions) or costs and expenses (doubtful accounts).
(2)	Customer deductions taken or write off of accounts receivables.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]

2.2	Agreement and Plan of Merger dated as of November 7, 2003 Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[2]

2.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

2.4	Acquisition Agreement between Calavo Growers, Inc., a California corporation and Lecil E. Cole, Eric Weinert, Suzanne Cole-Savard, Guy Cole, and Lecil E. Cole and Mary Jeanette Cole, acting jointly and severally as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993, also known as the Lecil E. and Mary Jeanette Cole Revocable 1993 Trust dated May 19, 2008 [4]

2.5	Acquisition Agreement between Calavo Growers, Inc., Calavo Salsa Lisa, LLC, Lisa’s Salsa Company and Elizabeth Nicholson and Eric Nicholson dated February 8, 2010 [5]

2.6	Amended and Restated Limited Liability Company Agreement for Calavo Salsa Lisa, LLC dated February 8, 2010 among Calavo Growers, Inc., Calavo Salsa Lisa LLC, Lisa’s Salsa Company, Elizabeth Nicholson and Eric Nicholson. (Portions of this agreement have been deleted and filed separately with the Securities and Exchange Commission Pursuant to a request for confidential treatment.) [15]

2.7	Agreement and Plan of Merger dated May 25, 2011 among Calavo Growers, Inc., CG Mergersub LLC, Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust[1] (Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by the Registrant with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by the Registrant with the Securities and Exchange Commission.) [19]

2.8	Sale of LLC Interest Agreement dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc.[24]

2.9	Amendment No. 1 to Agreement and Plan of Merger, dated July 31, 2013, among Calavo Growers, Inc., Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust. [25]

2.10	Amended and Restated Limited Liability Company Agreement, dated August 16, 2013, by and among FreshRealm, LLC, a Delaware limited liability company, and the Members. [26]

2.11	Amendment No. 2 to Agreement and Plan of Merger, dated as of October 1, 2013, among Calavo Growers, Inc., Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth J. Catchot, Cut Fruit, LLC, James S. Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and the RFG Nominee Trust. [27]

3.1	Articles of Incorporation of Calavo Growers, Inc. [1]

3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[6]

3.3	Amendments to Articles of Incorporation or Bylaws of Calavo Growers, Inc. [18]

3.4	Amended and Restated Bylaws of Calavo Growers, Inc., effective as of September 25, 2014. [28]

10.1	Form of Marketing Agreement for Calavo Growers, Inc.[7]

10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]

10.3	Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]

10.4	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

10.5	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[3]

10.7	Term Loan Agreement dated April 9, 2008 (effective date May 1, 2008) between Farm Credit West, PCA, and Calavo Growers, Inc. [7]

10.8	2005 Stock Incentive Plan Of Calavo Growers, Inc.[9]

10.9	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.10	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]

10.11	Line of Credit and Security Agreement, dated July 15, 2013 by and between Calavo Growers, Inc. a California Corporation, and FreshRealm, LLC, a Delaware limited liability company. [26]

10.12	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated October 15, 2007[10]

10.13	First Amendment Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated August 28, 2008[11]

10.14	Form of Stock Option Agreement[12]

10.15	Amendment No. 2 to Loan Agreement dated as of July 31, 2009 between Calavo Growers, Inc. and Bank of America, N.A.[13]

10.16	Amendment to Term Loan Agreement between Farm Credit West, PCA, and Calavo Growers, Inc [14]

10.17	Amendment No. 3 to Loan Agreement dated February 9, 2010 between Bank of America, N.A. and Calavo Growers, Inc. [15]

10.18	2011 Management Incentive Plan of Calavo Growers, Inc. [16]

10.19	Retention Bonus Agreement between Lecil E. Cole and Calavo Growers, Inc. [17]

10.20	Term Revolving Credit Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011. [20]

10.21	Term Loan Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011. [20]

10.22	Amendment to Term Revolving Credit Agreement between FCW and Calavo Growers, Inc. dated May 31, 2011. [21]

10.23	Amendment No. 4 to Loan Agreement dated as of September 30, 2011 between Calavo Growers, Inc. and Bank of America, N.A. [22]

10.24	Amendment No. 2 to Term Revolving Credit Agreement dated October 31, 2012 between Farm Credit West, PCA and Calavo Growers, Inc. [23]

10.25	Amendment No. 2 to Term Loan Agreement dated October 31, 2012 between Farm Credit West, PCA and Calavo Growers, Inc. [23]

10.26	Amendment No. 2 to Promissory Note dated October 31, 2012 between Farm Credit West, PCA and Calavo Growers, Inc. [23]

10.27	Equity Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]

10.28	Goodwill Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]

10.29	Pledge and Security Agreement dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]

10.30	Personal Guaranty dated October 31, 2013 between Calavo Growers, Inc. and Francisco Clouthier. [2]

10.31	Restricted Stock Award Agreement, dated January 9, 2014. [29]

10.32	Restricted Stock Award Agreement, dated January 9, 2014. [29]

21.1	Subsidiaries of Calavo Growers, Inc. [1]

23.1	Consent of Ernst & Young LLP. *

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *

32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *
101	The following financial information from the Annual Report on Form 10-K of Calavo Growers, Inc. for the year ended October 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of October 31, 2014 and 2013; (2) Consolidated Statements of Income for the years ended October 31, 2014, 2013 and 2012; (3) Consolidated Statements of Comprehensive Income for the years ended October 31, 2014, 2013, and 2012; (4) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2014, 2013, and 2012; (5) Consolidated Statements of Cash Flows for the years ended October 31, 2014, 2013 and 2012; and (6) Notes to Financial Statements. *

*	Filed with this Annual Report on Form 10-K.
1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.
2	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
3	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
4	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
5	Previously filed on February 8, 2010 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
6	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.
7	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
8	Previously filed on May 8, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
9	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.
10	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
11	Previously filed on January 27, 2009 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.
12	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
13	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
14	Previously filed on January 11, 2010 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
15	Previously filed on March 11, 2010 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
16	Previously filed on January 14, 2011 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
17	Previously filed on March 2, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
18	Previously filed on March 30, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
19	Previously filed on January 10, 2012 as an exhibit to the Registrant’s Report on Form 8-K/A and incorporated herein by reference.
20	Previously filed on June 15, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
21	Previously filed on September 9, 2011 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
22	Previously filed on October 6, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
23	Previously filed on November 14, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
24	Previously filed on November 6, 2012 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
25	Previously filed on September 4, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
26	Previously filed on September 9, 2013 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
27	Previously filed on November 26, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
28	Previously filed on September 30, 2014 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
29	Previously filed on March 11, 2014 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.