Form 10-Q
period 2015-01-31
CALAVO GROWERS INC
filed 2015-03-12
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Registrant’s number of shares of common stock outstanding as of January 31, 2015 was 17,316,401.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo Growers, Inc. and its consolidated subsidiaries (Calavo, the Company, we, us or our) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, margins, expenses, earnings, earnings per share, tax provisions, cash flows, currency exchange rates, the impact of acquisitions or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic trends and events; the competitive pressures faced by Calavo’s businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs; integration and other risks associated with business combinations; the hiring and retention of key employees; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including, but not limited to, the items discussed in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, and those detailed from time to time in our other filings with the Securities and Exchange Commission. Calavo assumes no obligation and does not intend to update these forward-looking statements.

CALAVO GROWERS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands)

	January 31, 2015	October 31, 2014
Assets
Current assets:
Cash and cash equivalents	$5,132	$6,744
Accounts receivable, net of allowances of $2,485 (2015) and $3,248 (2014)	70,310	56,618
Inventories, net	27,062	30,975
Prepaid expenses and other current assets	22,328	19,528
Advances to suppliers	460	3,258
Income taxes receivable	4,601	2,627
Deferred income taxes	3,294	3,294

Total current assets	133,187	123,044
Property, plant, and equipment, net	59,475	57,352
Investment in Limoneira Company	35,954	44,355
Investment in unconsolidated entities	18,380	18,380
Deferred income taxes	15,563	12,287
Goodwill	18,262	18,262
Other assets	9,274	9,784

	$290,095	$283,464

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$7,822	$6,660
Trade accounts payable	16,703	15,065
Accrued expenses	24,708	25,303
Short-term borrowings	53,610	35,900
Dividend payable	—	12,970
Current portion of long-term obligations	4,873	5,099

Total current liabilities	107,716	100,997
Long-term liabilities:
Long-term obligations, less current portion	1,970	2,791

Total long-term liabilities	1,970	2,791
Commitments and contingencies
Noncontrolling interest, Calavo Salsa Lisa	270	270
Shareholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized; 17,317 (2015) and 17,295 (2014) shares issued and outstanding	17	17
Additional paid-in capital	145,055	144,496
Accumulated other comprehensive income	7,588	12,713
Retained earnings	27,479	22,180

Total shareholders’ equity	180,139	179,406

	$290,095	$283,464

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended January 31,
	2015	2014
Net sales	$194,791	$168,165
Cost of sales	176,986	154,524

Gross margin	17,805	13,641
Selling, general and administrative	9,510	8,292
Contingent consideration related to RFG acquisition	—	9,218

Operating income	8,295	(3,869)
Interest expense	(223)	(256)
Other income, net	117	135

Income (loss) before provision (benefit) for income taxes	8,189	(3,990)
Provision (benefit) for income taxes	2,890	(2,076)

Net income (loss)	5,299	(1,914)
Add: Net loss attributable to noncontrolling interest	—	148

Net income (loss) attributable to Calavo Growers, Inc.	$5,299	$(1,766)

Calavo Growers, Inc.’s net income (loss) per share:
Basic	$0.31	$(0.11)

Diluted	$0.31	$(0.11)

Number of shares used in per share computation:
Basic	17,295	15,726

Diluted	17,311	15,726

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three months ended January 31,
	2015	2014
Net income (loss)	$5,299	$(1,914)

Other comprehensive loss, before tax:
Unrealized investment holding losses arising during period	(8,401)	(9,628)
Income tax benefit related to items of other comprehensive income	3,276	3,755

Other comprehensive loss, net of tax	(5,125)	(5,873)

Comprehensive income (loss)	174	(7,787)
Add: Net loss attributable to noncontrolling interest	—	148

Comprehensive income (loss) – Calavo Growers, Inc.	$174	$(7,639)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended January 31,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$5,299	$(1,914)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,968	1,689
Income from unconsolidated entities	—	1
Interest on contingent consideration	—	9
Stock compensation expense	211	93
Contingent consideration and non-cash compensation related to the acquisition of RFG	—	9,287
Deferred income taxes	—	(5,463)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(13,692)	(5,000)
Inventories, net	3,913	1,014
Prepaid expenses and other current assets	(2,800)	(1,208)
Advances to suppliers	2,798	(206)
Income taxes receivable	(1,641)	1,465
Other assets	108	(103)
Payable to growers	1,162	(9,769)
Trade accounts payable and accrued expenses	1,043	3,485

Net cash used in operating activities	(1,631)	(6,620)
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(3,689)	(1,674)
Investment in unconsolidated entity	—	(125)

Net cash used in investing activities	(3,689)	(1,799)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(12,970)	(11,005)
Proceeds from revolving credit facilities, net	17,710	18,700
Payments on long-term obligations	(1,047)	(964)
Exercise of stock options	15	15

Net cash provided by financing activities	3,708	6,746

Net increase in cash and cash equivalents	(1,612)	(1,673)
Cash and cash equivalents, beginning of period	6,744	8,019

Cash and cash equivalents, end of period	$5,132	$6,346

Noncash Investing and Financing Activities:
Tax benefit related to stock based compensation	$333	$122

Unrealized investment holding losses	$(8,401)	$(9,628)

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

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Recently Adopted Accounting Pronouncements

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

	Three months ended January 31, 2015				Three months ended January 31, 2014
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$102,426	$—	$—	$102,426	$89,364	$—	$—	$89,364
Tomatoes	6,053	—	—	6,053	6,506	—	—	6,506
Papayas	2,519	—	—	2,519	3,285	—	—	3,285
Pineapples	995	—	—	995	897	—	—	897
Other fresh products	229	—	—	229	64	—	—	64
Food service	—	11,522	—	11,522	—	9,971	—	9,971
Retail and club	—	5,662	69,151	74,813	—	5,522	56,533	62,055

Total gross sales	112,222	17,184	69,151	198,557	100,116	15,493	56,533	172,142
Less sales incentives	(573)	(2,561)	(632)	(3,766)	(394)	(2,637)	(946)	(3,977)

Net sales	$111,649	$14,623	$68,519	$194,791	$99,722	$12,856	$55,587	$168,165

	Fresh products	Calavo Foods	RFG	Total
	(All amounts are presented in thousands)
Three months ended January 31, 2015
Net sales	$111,649	$14,623	$68,519	$194,791
Cost of sales	102,932	11,030	63,024	176,986

Gross margin	$8,717	$3,593	$5,495	$17,805

Three months ended January 31, 2014
Net sales	$99,722	$12,856	$55,587	$168,165
Cost of sales	93,514	10,262	50,748	154,524

Gross margin	$6,208	$2,594	$4,839	$13,641

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

For the three months ended January 31, 2015 and 2014, inter-segment sales and cost of sales for Fresh products totaling $9.9 million and $9.0 million were eliminated in consolidation. For three months ended January 31, 2015 and 2014, inter-segment sales and cost of sales for Calavo Foods totaling $3.7 million were eliminated in consolidation.

3. Inventories

Inventories consist of the following (in thousands):

	January 31, 2015	October 31, 2014
Fresh fruit	$13,280	$15,640
Packing supplies and ingredients	6,427	6,324
Finished prepared foods	7,355	9,011

	$27,062	$30,975

During the three months ended January 31, 2015 and 2014, we were not required to, and did not, record any provisions to reduce our inventories to the lower of cost or market.

4. Related party transactions

Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended January 31, 2015 and 2014, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.6 million and $0.4 million. Accounts payable to these Board members were $0.6 million and $0.1 million at January 31, 2015 and October 31, 2014.

During the first quarter of fiscal 2015 and 2014, we received $0.1 million as dividend income from Limoneira.

The three previous owners and current executives of RFG have a majority ownership of certain entities that provide various services to RFG. RFG’s California operating facility leases a building from LIG Partners, LLC (LIG) pursuant to an operating lease. LIG is majority owned by an entity owned by such three executives of RFG. For the three months ended January 31, 2015 and 2014, total rent paid to LIG was $0.1 million. RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease. THNC is majority owned by an entity owned by such three executives of RFG. For the three months ended January 31, 2015 and 2014, total rent paid to THNC was $0.1 million. Additionally, RFG sells cut produce and purchases raw materials, obtains transportation services, and shares costs for certain utilities with Third Coast Fresh Distribution (Third Coast). Third Coast is majority owned by an entity owned by such three executives of RFG. For the three months ended January 2015 and 2014, total sales made to Third Coast were $0.1 million and $0.2 million. For the three months ended January 31, 2015 and 2014, total purchases made from Third Coast were $0.1 million. Amounts due from Third Coast were $0.4 million as of January 31, 2015 and October 31, 2014. Amounts due to Third Coast were less than $0.1 million as of January 31, 2015 and October 31, 2014.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

5. Other assets

Other assets consist of the following (in thousands):

	January 31, 2015	October 31, 2014
Intangibles, net	$5,598	$5,925
Grower advances	568	642
Loan to Agricola Belher	845	845
Loan to FreshRealm members	298	296
Notes receivable from San Rafael	1,267	1,343
Other	698	733

	$9,274	$9,784

Intangible assets consist of the following (in thousands):

	Weighted- Average Useful Life	January 31, 2015			October 31, 2014
		Gross Carrying Value	Accum. Amortization	Net Book Value	Gross Carrying Value	Accum. Amortization	Net Book Value
Customer list/relationships	8.0 years	$7,640	$(3,563)	$4,077	$7,640	$(3,323)	$4,317
Trade names	8.4 years	2,760	(1,966)	794	2,760	(1,900)	860
Trade secrets/recipes	13.0 years	630	(232)	398	630	(220)	410
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(213)	54	267	(204)	63

Intangibles, net		$11,572	$(5,974)	$5,598	$11,572	$(5,647)	$5,925

We have recorded $0.3 million of amortization expense for the first quarter of fiscal 2015. We anticipate recording amortization expense of approximately $1.0 million for the remainder of fiscal 2015, with $1.2 million of amortization expense for fiscal year 2016. We anticipate recording amortization expense of approximately $1.1 million for each of fiscal years 2017 through 2018. We anticipate recording amortization expense of approximately $0.7 million for fiscal year 2019. We anticipate recording amortization expense of approximately $0.2 million for fiscal year 2020 through 2023.

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

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

On January 20, 2015, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares). These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $40.39. On January 1, 2016, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable. These shares were granted pursuant to our 2011 Management Incentive Plan.

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2014	17	$17.22	—
Exercised	(1)	$14.58	—

Outstanding at January 31, 2015	16	$17.38	$660

Exercisable at January 31, 2015	14	$16.19	$580

At January 31, 2015, outstanding stock options had a weighted-average remaining contractual term of 3.4 years. At January 31, 2015, exercisable stock options had a weighted-average remaining contractual term of 3.1 years. The total recognized stock-based compensation expense was insignificant for the three months ended January 31, 2015.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2014	20	$22.64	—
Outstanding at January 31, 2015	20	$22.64	$348

Exercisable at January 31, 2015	10	$22.47	$176

At January 31, 2015, outstanding stock options had a weighted-average remaining contractual term of 5.4 years. At January 31, 2015, exercisable stock options had a weighted-average remaining contractual term of 4.0 years. The total recognized stock-based compensation expense was $0.1 million for the three months ended January 31, 2015.

7. Other events

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

The following table sets forth our financial assets and liabilities as of January 31, 2015 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$35,954	—	—	$35,954

Total assets at fair value	$35,954	$—	$—	$35,954

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. At January 31, 2015 we own approximately 12% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at January 31, 2015 and October 31, 2014 equaled $20.80 per share and $25.66 per share. Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding losses arising during the quarters ended January 31, 2015 and 2014 were $8.4 million and $9.6 million.

The following table sets forth our financial assets as of January 31, 2015 that are measured on a non-recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in FreshRealm(2)	$—	$—	$16,962	$16,962

Total assets at fair value	$—	$—	$16,962	$16,962

(2)	We estimated the fair value of our noncontrolling interest in FreshRealm by performing a forecast projection analysis when FreshRealm was deconsolidated in fiscal 2014. This analysis was conducted with the consultation from a third party consulting firm. Increases or decreases in the fair value calculation can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates. Significant judgment is employed in determining the appropriateness of these assumptions. Our investment in FreshRealm has been recorded as investment in unconsolidated subsidiaries on our balance sheet.

The following is a reconciliation of the beginning and ending amounts of the contingent consideration for RFG:

	Balance at October 31, 2013	Interest	Revalue Adjustment	Balance January 31, 2014
		(All amounts are presented in thousands)
RFG contingent consideration	$15,602	$—	$9,287	$24,889

Total	$15,602	$—	$9,287	$24,889

There was no contingent consideration expense in the first quarter of 2015 and there will be no future expenses related to this acquisition.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

9. Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to the Salsa Lisa acquisition and FreshRealm, LLC (in thousands).

Salsa Lisa noncontrolling interest	Three months ended January 31, 2015	Three months ended January 31, 2014
Noncontrolling interest, beginning	$270	$(57)
Loss attributable to noncontrolling interest of Salsa Lisa	—	(12)

Noncontrolling interest, ending	$270	$(69)

FreshRealm noncontrolling interest	Three months ended January 31, 2015	Three months ended January 31, 2014
Noncontrolling interest, beginning	$—	$(180)
Loss attributable to noncontrolling interest of FreshRealm	—	(136)

Noncontrolling interest, ending	$—	$(316)

10. Subsequent events

On February 6, 2015, our executive officers were granted a total of 49,955 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $40.17. These shares vest in one-third increments, on an annual basis, beginning January 1, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended October 31, 2014 of Calavo Growers, Inc. (we, Calavo, or the Company).

Recent Developments

Dividend payment

On December 8, 2014, we paid a $0.75 per share dividend in the aggregate amount of $13.0 million to shareholders of record on November 17, 2014.

Net Sales

The following table summarizes our net sales by business segment for each of the three-month periods ended January 31, 2015 and 2014:

	Three months ended January 31,
(in thousands)	2015	Change	2014
Net sales to third-parties:
Fresh products	$111,649	12.0%	$99,722
Calavo Foods	14,623	13.7%	12,856
RFG	68,519	23.3%	55,587

Total net sales	$194,791	15.8%	$168,165

As a percentage of net sales:
Fresh products	57.3%		59.3%
Calavo Foods	7.5%		7.6%
RFG	35.2%		33.1%

	100.0%		100.0%

Summary

Net sales for the first quarter of fiscal 2015, compared to fiscal 2014, increased by $26.6 million, or 15.8%. The increase in sales, when compared to the same corresponding prior year period, is related to an increase in sales across all segments. We experienced an increase in RFG sales during the first quarter of fiscal 2015, which was due primarily to increased sales from cut fruit and vegetables platters, as well as an increase in sales of deli products. We experienced an increase in Fresh product sales during the first quarter of fiscal 2015, which was due primarily to increased sales of Mexican sourced avocados. Partially offsetting this increase in Fresh product sales, however, was a decrease in sales of Chilean and California sourced avocados, papayas and tomatoes. We experienced an increase in our Calavo Foods segment during the first quarter of fiscal 2015, which was due primarily to an increase in the sales of our guacamole products. While the procurement of fresh avocados related to our Fresh products segment is very seasonal, our Calavo Foods business is generally not subject to a seasonal effect.

Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Net sales delivered by the Fresh products business increased by approximately $11.9 million, or 12.0%, for the first quarter of fiscal 2015, when compared to the same period for fiscal 2014. As discussed above, this increase in Fresh product sales during the first quarter of fiscal 2015 was primarily related to increased sales of Mexican sourced avocados. These increases were partially offset, however, by decreased sales from Chilean and California sourced avocados, papayas and tomatoes. See details below.

Sales of Mexican sourced avocados increased $14.5 million, or 16.9% for the first quarter of 2015, when compared to the same prior year period. The increase in Mexican sourced avocados was primarily due to an increase in the sales price per carton, which increased by approximately 8.5%. We attribute this increase primarily to an overall increase in the demand of avocados. In addition to this increase, was an increase in the pounds sold, which increased by approximately 6.1 million pounds of avocados sold, or 7.7%, when compared to the same prior year period.

Partially offsetting this increase was a decrease in sales of Chilean sourced avocados, which decreased $1.4 million, or 94.6% for the first quarter of 2015, when compared to the same prior year period. The decrease in Chilean sourced avocados was due to a decrease in pounds sold. Chilean sourced avocados sales reflect a decrease in 1.3 million pounds of avocados sold, when compared to the same prior year period. This decrease in sales is due to the high availability of other avocado sources, and an increased focus on Mexican and California sourced avocados for the three months ended January 31, 2015.

Sales of papayas decreased $0.6 million, or 21.7%, for the first quarter of fiscal 2015, when compared to the same period for fiscal 2014. The decrease in sales for papayas is primarily due to a decrease in the number of cartons sold, partially offset by an increase in the per carton selling price. We attribute this decrease in cartons sold due to weather related issues.

Sales of tomatoes decreased $0.5 million, or 7.0%, for the first quarter of fiscal 2015, when compared to the same period for fiscal 2014. The decrease in sales for tomatoes is primarily due to a decrease in the per carton selling price which decreased approximately 22.8%. This decrease in the selling price is due to a higher supply of tomatoes in the market. Partially offsetting this decrease is an increase in the number of cartons sold which increased approximately 20.5%.

Sales of California sourced avocados decreased $0.2 million, or 10.3%, for the first quarter of fiscal 2015, when compared to the same period for fiscal 2014. The decrease in California sourced avocados was due to a decrease in pounds sold. California sourced avocados sales reflect a decrease in 0.6 million pounds of avocados sold, or 32.4%, when compared to the same prior year period. We attribute most of this increase in volume to the larger California crop in fiscal 2013, which contributed to more deliveries at the beginning of the first quarter of 2014. Partially offsetting this decrease, however, was the increase in the sales price per carton, which increased by approximately 32.7%. We attribute this increase primarily to an overall increase in the demand of avocados.

We anticipate that California avocado sales will experience an increase during our second fiscal quarter of 2015, as compared to the first quarter of 2015. Additionally, we believe that the sales volume of California grown avocados will increase in second quarter of fiscal 2015, when compared to the same prior year period. This increase is due to a larger expected California avocado crop during fiscal 2015.

We anticipate that net sales related to tomatoes will increase during our second fiscal quarter of 2015, as compared to the first fiscal quarter of 2015. We anticipate that sales of Mexican grown avocados will increase in the second quarter of fiscal 2015, when compared to the same prior year period, due to higher volume of avocados in the marketplace.

Calavo Foods

Sales for Calavo Foods for the quarter ended January 31, 2015, when compared to the same period for fiscal 2014, increased $1.8 million, or 13.7%. This increase is due to an increase in sales of prepared guacamole products which increased approximately $1.8 million, or 14.5%, in the first quarter of fiscal year 2015, when compared to the same prior year period. The increase in sales of prepared guacamole was primarily related to an increase in overall pounds sold, which increased 0.7 million pounds, or 12.4%.

RFG

Sales for RFG for the quarter ended January 31, 2015, when compared to the same period for fiscal 2014, increased $12.9 million, or 23.3%. This increase is due primarily to increased sales from packaged fresh cut fruit, packaged fresh cut vegetables and fresh prepared and packaged deli style salads, sandwiches and wraps. The overall increase in sales is primarily due to an increase in sales volume. Collectively, cut fruit, cut vegetable, and deli product sales increased 1.3 million units, or 18.7%. We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative packaged fresh food products that we offer.

Gross Margins

The following table summarizes our gross margins and gross profit percentages by business segment for each of the three-month periods ended January 31, 2015 and 2014:

	Three months ended January 31,
(in thousands)	2015	Change	2014
Gross margins:
Fresh products	$8,717	40.4%	$6,208
Calavo Foods	3,593	38.5%	2,594
RFG	5,495	13.6%	4,839

Total gross margins	$17,805	30.5%	$13,641

Gross profit percentages:
Fresh products	7.8%		6.2%
Calavo Foods	24.6%		20.2%
RFG	8.0%		8.7%
Consolidated	9.1%		8.1%

Summary

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $4.2 million, or 30.5%, for the first quarter of fiscal 2015 when compared to the same period for fiscal 2014. The increase in our gross margin, when compared to the same corresponding prior year period, is related to an increase in gross margin across all segments.

Fresh products

During our first fiscal quarter of 2015, as compared to the same prior year period, the increase in our Fresh products segment gross margin percentage was primarily the result of increased margins for Mexican sourced avocados that increased from 7.8% in 2014 to 9.6% in 2015. In the first fiscal quarter of 2015, we were able to manage the spread between the sales price and the fruit cost of Mexican sourced avocados more effectively, as average fruit costs increased 6.4%, we were able to increase sales prices by approximately 8.5%. In addition, the U.S. Dollar to Mexican Peso exchange rate strengthened in the first fiscal quarter of 2015. Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products and Calavo Foods segments. Partially offsetting this increase in gross margin percentage was a decrease in the gross margin percentage for California sourced avocados. Our gross margin percentage for California sourced avocados decreased due to a decrease in pounds sold, compared to the same period in fiscal 2014. We attribute much of this decrease in volume to the smaller California avocado crop in the prior year that carried over in the current year.

Calavo Foods

The Calavo Foods segment gross margin percentage during our first fiscal quarter of 2015, when compared to the same prior year period, increased primarily due a decrease in the fruit cost per pound by approximately 35.3%. In addition, production cost per pound decreased by approximately 12.1%. Production costs per pound decreased due to an overall increase in the pounds produced in the first quarter of 2015, compared to the same prior year period. In addition, the strengthening of the U.S. Dollar compared to the Mexican Peso, decreased our per pound costs. We anticipate that the gross margin percentage for our Calavo Foods segment will experience fluctuations during this fiscal year primarily due to the uncertainty of the cost of fruit that will be used in the production process. In addition, any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products and Calavo Foods segments.

RFG

The RFG segment gross margin percentage during our first fiscal quarter of 2015, when compared to the same prior year period, decreased primarily as a result of higher fruit costs, higher fixed costs due to recent capacity expansion, and an increase in labor associated with ensuring RFG’s product quality standards, as well as an overall increase in production staff to handle the anticipated increase in sales. Sales for RFG for the quarter ended January 31, 2015, when compared to the same period for fiscal 2014, increased $12.9 million, or 23.3%.

Selling, General and Administrative

	Three months ended January 31,
(in thousands)	2015	Change	2014
Selling, general and administrative	$9,510	14.7%	$8,292
Percentage of net sales	4.9%		4.9%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $1.2 million, or 14.7%, for the three months ended January 31, 2015 when compared to the same period for fiscal 2014. This increase was primarily to higher corporate costs, including, but not limited to, salaries (totaling approximately $0.5 million), audit fees (totaling approximately $0.4 million), consulting fees (totaling approximately $0.2 million), employee benefits (totaling approximately $0.2 million), stock option expense (totaling approximately $0.1 million), promotions and advertising (totaling approximately $0.1 million), other administration fees (totaling approximately $0.1 million) and data processing (totaling approximately $0.1 million), partially offset by decreases due to the start-up operations of FreshRealm (totaling approximately $0.5 million).

As mentioned above, salaries increased $0.5 million, for the three months ended January 31, 2015 when compared to the same period for fiscal 2014. Of this increase, $0.4 million is due to increased personnel at RFG, due to expected increases in sales to FreshRealm in the remainder of fiscal 2015. We anticipate that this increase in salaries will continue through the rest of fiscal 2015.

Contingent Consideration Related to RFG Acquisition

	Three months ended January 31,
(in thousands)	2015	Change	2014
Contingent consideration related to RFG acquisition	$—	(100.0)%	$9,218
Percentage of net sales	—		5.5%

We revalued contingent consideration obligations to their fair value and recorded increases or decreases in the fair value into contingent consideration expense. Increases or decreases in the fair value of the contingent consideration obligations resulted from changes in the assumed timing and amount of revenue and expense estimates, changes in the probability of payment scenarios, as well as changes in capital market conditions, which impacted the discount rate used in the fair valuation. RFG’s results substantially exceeded defined thresholds and expectations and, accordingly, RFG’s former owners received the maximum earn-out payment permitted pursuant to the acquisition agreement in fiscal 2014. This caused the significant increase in contingent consideration for fiscal 2014. There was no contingent consideration expense in the first quarter of 2015 and there will be no future contingent consideration expense related to this acquisition.

Provision for Income Taxes

	Three months ended January 31,
(in thousands)	2015	Change	2014
Provision for income taxes	$2,890	239.2%	$(2,076)
Percentage of income before provision for income taxes	35.3%		(52.0)%

For the first three months of fiscal 2015, our provision for income taxes was $2.9 million, as compared to a benefit of $2.1 million for the comparable prior year period. We expect our effective tax rate to be approximately 35.3% during fiscal 2015. The prior year benefit for income taxes of $2.1 million is attributable to the revaluation adjustment in the first quarter of 2014 of $9.3 million related to contingent consideration.

Liquidity and Capital Resources

Cash used by operating activities was $1.6 million for the three months ended January 31, 2015, compared to $6.6 million used by operations for the similar period in fiscal 2014. Operating cash flows for the three months ended January 31, 2015 reflect our net income of $5.4 million, net non-cash charges (depreciation and amortization, and stock compensation expense) of $2.2 million and net of cash used in the components of our operating capital of approximately $9.1 million.

Cash used in operations caused by working capital changes, when compared to October 31, 2014, includes a net increase in accounts receivable of $13.7 million, a net increase in prepaid and other current assets of $2.8 million, and a net increase in income tax receivable of $1.6 million, partially offset by, a decrease in inventory of $3.9 million, a net decrease in advances to suppliers of $2.8 million, an increase in payable to growers of $1.2 million, an increase in trade accounts payable and accrued expenses of $1.0 million, and a net decrease in other assets of $0.1 million.

The increase in our accounts receivable, as of January 31, 2015, when compared to October 31, 2014, primarily reflects higher sales recorded in the month of January 2015, as compared to October 2014. The increase in prepaid and other current assets is mostly due to short term bridge loans to our expected new joint venture Agricola Don

Memo. The decrease in inventory is primarily related to a decrease of inventory on hand at January 31, 2015 compared to October 31, 2014. The increase in our payable to growers primarily reflects an increase in California fruit delivered in the month of January 2015, as compared to October 31, 2014. The increase in accounts payable and accrued expenses is primarily related to an increase in our payables related to tomatoes and Mexican avocados.

Cash used in investing activities was $3.7 million for the three months ended January 31, 2015 and related principally to the purchase of property, plant and equipment items.

Cash provided by financing activities was $3.7 million for the three months ended January 31, 2015, which related principally to borrowings on our credit facilities totaling $17.7 million, partially offset by the payment of our $13.0 million dividend and payments on long-term obligations if $1.0 million.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of January 31, 2015 and October 31, 2014 totaled $5.1 million and $6.7 million. Our working capital at January 31, 2015 was $25.5 million, compared to $22.0 million at October 31, 2014.

We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. expire in February 2016. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.7% at January 31, 2015 and October 31, 2014. Under these credit facilities, we had $53.6 million and $35.9 million outstanding as January 31, 2015 and October 31, 2014. These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined). We were in compliance with all such covenants at January 31, 2015.

Contractual Obligations

There have been no material changes to our contractual commitments from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2014 For a summary of the contractual commitments at October 31, 2014, see Part II, Item 7, in our 2014 Annual Report on Form 10-K.

Impact of Recently Issued Accounting Pronouncements

See footnote 1 to the unaudited consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2015.

(All amounts in thousands)	Expected maturity date January 31,
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents(1)	$5,132	$—	$—	$—	$—	$—	$5,132	$5,132
Accounts receivable(1)	70,310	—	—	—	—	—	70,310	70,310
Advances to suppliers(1)	460	—	—	—	—	—	460	460
Liabilities
Payable to growers(1)	$7,822	$—	$—	$—	$—	$—	$7,822	$7,822
Accounts payable(1)	16,703	—	—	—	—	—	16,703	16,703
Current borrowings pursuant to credit facilities(1)	53,610	—	—	—	—	—	53,610	53,610
Fixed-rate long-term obligations(2)	4,873	1,446	104	89	92	239	6,843	6,935

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.
(2)	Fixed-rate long-term obligations bear interest rates ranging from 1.7% to 5.7% with a weighted-average interest rate of 3.0%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $98,000.

Except as disclosed with the acquisition of Calavo Salsa Lisa we were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results. We do not anticipate using derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates during fiscal 2015. Total foreign currency losses for the three months ended January 31, 2015, and 2014, net of gains, was $1.0 million and $0.2 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

ITEM 6.	EXHIBITS

10.1	Form of Restricted Stock Award Agreement, dated January 20, 2015.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January, 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of January 31, 2015 and October 31, 2014; (2) Consolidated Condensed Statements of Income for the three months ended January 31, 2015 and 2014; (3) Consolidated Condensed Statements of Comprehensive Income for the three ended January 31, 2015 and 2014; (4) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2015 and 2014; and (5) Notes to Unaudited Condensed Financial Statements.

(1)	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc. (Registrant)

Date: March 12, 2015	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: March 12, 2015	By	/s/ Arthur J. Bruno
Arthur J. Bruno
Chief Operating Officer, Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Form of Restricted Stock Award Agreement, dated January 20, 2015.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January, 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of January 31, 2015 and October 31, 2014; (2) Consolidated Condensed Statements of Income for the three months ended January 31, 2015 and 2014; (3) Consolidated Condensed Statements of Comprehensive Income for the three ended January 31, 2015 and 2014; (4) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2015 and 2014; and (5) Notes to Unaudited Condensed Financial Statements.