Form 10-Q
period 2015-04-30
CALAVO GROWERS INC
filed 2015-06-09
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

Registrant’s number of shares of common stock outstanding as of April 30, 2015 was 17,383,295

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

CALAVO GROWERS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	April 30,	October 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$9,269	$6,744
Accounts receivable, net of allowances of $3,411 (2015) and $3,248 (2014)	80,493	56,618
Inventories, net	31,045	30,975
Prepaid expenses and other current assets	20,909	19,528
Advances to suppliers	76	3,258
Income taxes receivable	2,460	2,627
Deferred income taxes	3,294	3,294

Total current assets	147,546	123,044
Property, plant, and equipment, net	60,855	57,352
Investment in Limoneira Company	39,653	44,355
Investment in unconsolidated entities	18,360	18,380
Deferred income taxes	13,932	12,287
Goodwill	18,262	18,262
Other assets	8,954	9,784

	$307,562	$283,464

Liabilities and shareholders’ equity
Current liabilities:
Payable to growers	$25,078	$6,660
Trade accounts payable	19,125	15,065
Accrued expenses	20,605	25,303
Short-term borrowings	45,150	35,900
Dividend payable	—	12,970
Current portion of long-term obligations	4,635	5,099

Total current liabilities	114,593	100,997
Long-term liabilities:
Long-term obligations, less current portion	1,168	2,791

Total long-term liabilities	1,168	2,791
Commitments and contingencies
Noncontrolling interest, Calavo Salsa Lisa	270	270
Shareholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized; 17,383 (2015) and 17,295 (2014) shares issued and outstanding	17	17
Additional paid-in capital	145,906	144,496
Accumulated other comprehensive income	9,657	12,713
Retained earnings	35,951	22,180

Total shareholders’ equity	191,531	179,406

	$307,562	$283,464

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
Net sales	$221,589	$194,894	$416,380	$363,059
Cost of sales	198,614	176,002	375,600	330,526

Gross margin	22,975	18,892	40,780	32,533
Selling, general and administrative	9,986	9,145	19,496	17,437
Contingent consideration related to RFG acquisition	—	7,036	—	16,254

Operating income (loss)	12,989	2,711	21,284	(1,158)
Interest expense	(236)	(292)	(459)	(548)
Other income, net	309	270	426	405

Income (loss) before income taxes	13,062	2,689	21,251	(1,301)
Provision (benefit) for income taxes	4,590	1,433	7,480	(643)

Net income (loss)	8,472	1,256	13,771	(658)
Add: Net loss attributable to noncontrolling interest	—	298	—	446

Net income (loss) attributable to Calavo Growers, Inc	$8,472	$1,554	$13,771	$(212)

Calavo Growers, Inc.’s net income (loss) per share:
Basic	$0.49	$0.10	$0.80	$(0.01)

Diluted	$0.49	$0.09	$0.79	$(0.01)

Number of shares used in per share computation:
Basic	17,300	15,755	17,298	15,755

Diluted	17,382	17,176	17,343	15,755

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
Net income (loss)	$8,472	$1,256	$13,771	$(658)

Other comprehensive income (loss), before tax:
Unrealized holding income (loss) on available for sales investments arising during period	3,699	3,803	(4,702)	(5,825)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(1,295)	(1,483)	1,646	2,272

Other comprehensive income (loss), net of tax	2,404	2,320	(3,056)	(3,553)

Comprehensive income (loss)	10,876	3,576	10,715	(4,211)

Add: Net loss – noncontrolling interest	—	298	—	446

Comprehensive income (loss) – Calavo Growers, Inc.	$10,876	$3,874	$10,715	$(3,765)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended April 30,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$13,771	$(658)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,965	3,378
Provision for losses on accounts receivable	30	—
Loss from unconsolidated entities	20	12
Interest on contingent consideration	—	18
Contingent consideration and non-cash compensation related to the acquisition of RFG	—	16,442
Stock-based compensation expense	719	303
Deferred income taxes	—	(6,518)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(23,905)	(9,033)
Inventories, net	(70)	(3,588)
Prepaid expenses and other current assets	(1,381)	(2,771)
Advances to suppliers	3,182	3,174
Income taxes receivable	623	2,036
Other assets	25	78
Payable to growers	18,419	4,628
Trade accounts payable and accrued expenses	(638)	5,762

Net cash provided by operating activities	14,760	13,263
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(6,663)	(5,464)
Investment in unconsolidated entity	—	(125)

Net cash used in investing activities	(6,663)	(5,589)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(12,970)	(11,005)
Proceeds on revolving credit facilities, net	9,250	7,040
Payments on long-term obligations	(2,087)	(1,928)
Exercise of stock options	235	114

Net cash used in financing activities	(5,572)	(5,779)

Net increase in cash and cash equivalents	2,525	1,895
Cash and cash equivalents, beginning of period	6,744	8,019

Cash and cash equivalents, end of period	$9,269	$9,914

Noncash Investing and Financing Activities:
Tax benefit related to stock based compensation	$456	$175

Unrealized investment holding losses	$(4,702)	$(5,825)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of the business

Business

Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and an expanding provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis. We procure avocados principally from California and Mexico. Through our various operating facilities, we sort, pack, and/or ripen avocados, tomatoes, pineapples and/or Hawaiian grown papayas. Additionally, we also produce salsa and prepare ready-to-eat produce and deli products.

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

	Three months ended April 30, 2015				Three months ended April 30, 2014
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$125,744	$—	$—	$125,744	$106,713	$—	$—	$106,713
Tomatoes	9,606	—	—	9,606	12,590	—	—	12,590
Papayas	1,898	—	—	1,898	3,139	—	—	3,139
Pineapples	635	—	—	635	1,858	—	—	1,858
Other fresh products	107	—	—	107	80	—	—	80
Food service	—	12,126	—	12,126	—	12,674	—	12,674
Retail and club	—	5,458	69,468	74,926	—	5,533	56,339	61,872

Total gross sales	137,990	17,584	69,468	225,042	124,380	18,207	56,339	198,926
Less sales incentives	(137)	(2,691)	(625)	(3,453)	(428)	(3,090)	(514)	(4,032)

Net sales	$137,853	$14,893	$68,843	$221,589	$123,952	$15,117	$55,825	$194,894

	Six months ended April 30, 2015				Six months ended April 30, 2014
	Fresh products	Calavo Foods	RFG	Total	Fresh products	Calavo Foods	RFG	Total
Third-party sales:
Avocados	$228,169	$—	$—	$228,169	$196,077	$—	$—	$196,077
Tomatoes	15,659	—	—	15,659	19,096	—	—	19,096
Papayas	4,418	—	—	4,418	6,424	—	—	6,424
Pineapples	1,630	—	—	1,630	2,755	—	—	2,755
Other fresh products	334	—	—	334	144	—	—	144
Food service	—	23,648	—	23,648	—	22,645	—	22,645
Retail and club	—	11,120	138,620	149,740	—	11,055	112,872	123,927

Total gross sales	250,210	34,768	138,620	423,598	224,496	33,700	112,872	371,068
Less sales incentives	(708)	(5,252)	(1,258)	(7,218)	(822)	(5,727)	(1,460)	(8,009)

Net sales	$249,502	$29,516	$137,362	$416,380	$223,674	$27,973	$111,412	$363,059

	Fresh products	Calavo Foods	RFG	Total
Three months ended April 30, 2015
Net sales	$137,853	$14,893	$68,843	$221,589
Cost of sales	126,954	9,280	62,380	198,614

Gross margin	$10,899	$5,613	$6,463	$22,975

Three months ended April 30, 2014
Net sales	$123,952	$15,117	$55,825	$194,894
Cost of sales	114,269	11,294	50,439	176,002

Gross margin	$9,683	$3,823	$5,386	$18,892

For the three months ended April 30, 2015 and 2014, inter-segment sales and cost of sales for Fresh products totaling $9.3 million and $8.6 million were eliminated. For the three months ended April 30, 2015 and 2014, inter-segment sales and cost of sales for Calavo Foods totaling $3.8 million and $3.9 million were eliminated.

	Fresh products	Calavo Foods	RFG	Total
Six months ended April 30, 2015
Net sales	$249,502	$29,516	$137,362	$416,380
Cost of sales	229,886	20,310	125,404	375,600

Gross margin	$19,616	$9,206	$11,958	$40,780

Six months ended April 30, 2014
Net sales	$223,674	$27,973	$111,412	$363,059
Cost of sales	207,783	21,558	101,185	330,526

Gross margin	$15,891	$6,415	$10,227	$32,533

For the six months ended April 30, 2015 and 2014, inter-segment sales and cost of sales for Fresh products totaling $19.1 million and $17.6 million were eliminated. For the six months ended April 30, 2015 and 2014, inter-segment sales and cost of sales for Calavo Foods totaling $7.5 million and $7.6 million were eliminated.

3.	Inventories

Inventories consist of the following (in thousands):

	April 30, 2015	October 31, 2014
Fresh fruit	$17,087	$15,640
Packing supplies and ingredients	6,570	6,324
Finished prepared foods	7,388	9,011

	$31,045	$30,975

During the three and six-month periods ended April 30, 2015, we were not required to and did not record any provisions to reduce our inventories to the lower of cost or market. During the three and six-month periods ended April 30, 2014, we recorded $0.3 million in provisions to reduce our inventories to the lower of cost or market.

4.	Related party transactions

Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended April 30, 2015 and 2014, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $5.7 million and $0.8 million. During the six months ended April 30, 2015 and 2014, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $6.3 million and $1.2 million. Amounts payable to these board members were $3.2 million and $0.6 million as of April 30, 2015 and October 31, 2014.

During the three and six months ended April 30, 2015 and 2014, we received $0.1 million as dividend income from Limoneira Company (Limoneira). In addition, we lease office space from Limoneira and paid rental expenses of $0.1 million for the three and six months ended April 30, 2015 and 2014. Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira.

In the third quarter of 2015, we expect to finalize a joint venture agreement with Agricola Belher (Belher). Such joint venture will operate under the name of Agricola Don Memo. As of April 30, 2015, we have advanced $5.8 million for construction of greenhouses (bridge loan). In fiscal 2015, the bridge loan will be replaced with a loan from an institutional lender and the bridge loan will be immediately repaid. The advance of $5.8 million has been recorded as a receivable in prepaid and other current assets. During the three months ended April 30, 2015 and 2014, we had tomato sales of $9.6 million and $12.6 million. During the six ended April 30, 2015 and 2014, we had tomato sales of $15.7 million and $19.1 million. Amounts payable to Belher was $2.1 million as of April 30, 2015. We had grower advances due from Belher of $3.0 million as of October 31, 2014. We had infrastructure advances due from Belher of $1.7 million and $2.5 million as of April 30, 2015 and October 31, 2014. Of these infrastructure advances $0.8 million was recorded as receivable in prepaid and other current assets. The remaining portion of these infrastructure advances are recorded in other assets.

The three previous owners and current executives of RFG have a majority ownership of certain entities that provide various services to RFG. RFG’s California operating facility leases a building from LIG partners, LLC (LIG) pursuant to an operating lease. LIG is majority owned by an entity owned by such three executives of RFG. For the three months ended April 30, 2015 and 2014, total rent paid to LIG was $0.1 million. For the six months ended April 30, 2015 and 2014, total rent paid to LIG was $0.3 million. RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease. THNC is majority owned by an entity owned by such three executives of RFG. For the three months ended April 30, 2015 and 2014, total rent paid to THNC was $0.1 million. For the six months ended April 30, 2015 and 2014, total rent paid to THNC was $0.2 million. Additionally, RFG sells cut produce and purchases raw materials, obtains transportation services, and shares costs for certain utilities with Third Coast Fresh Distribution (Third Coast). Third Coast is majority owned by an entity owned by such three executives of RFG. For the three months ended April 30, 2015 and 2014, total sales made to Third Coast were $0.1 million and $0.3 million. For the six months ended April 30, 2015 and 2014, total sales made to Third Coast were $0.2 million and $0.5 million. For the three months April 30, 2015 and 2014, total purchases made from Third Coast were less than $0.1 million. For the six months April 30, 2015 and 2014, total purchases made from Third Coast were $0.1 million. Amounts due from Third Coast were $0.3 million and $0.4 million at April 30, 2015 and October 31, 2014. Amounts due to Third Coast were less than $0.1 million at April 30, 2015 and October 31, 2014.

5.	Other assets

Other assets consist of the following (in thousands):

	April 30, 2015	October 31, 2014
Intangibles, net	$5,270	$5,925
Grower advances	494	642
Loan to Agricola Belher	845	845
Loan to FreshRealm members	301	296
Notes receivable from San Rafael	1,273	1,343
Other	771	733

	$8,954	$9,784

Intangible assets consist of the following (in thousands):

		April 30, 2015			October 31, 2014
	Weighted- Average Useful Life	Gross Carrying Value	Accum. Amortization	Net Book Value	Gross Carrying Value	Accum. Amortization	Net Book Value
Customer list/relationships	8.0 years	$7,640	$(3,802)	$3,838	$7,640	$(3,323)	$4,317
Trade names	8.4 years	2,760	(2,032)	728	2,760	(1,900)	860
Trade secrets/recipes	13.0 years	630	(245)	385	630	(220)	410
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(223)	44	267	(204)	63

Intangibles, net		$11,572	$(6,302)	$5,270	$11,572	$(5,647)	$5,925

We have recorded $0.3 million of amortization expense for the second quarter of 2015. We have recorded $0.7 million of amortization expense for the six months ended of fiscal 2015. We anticipate recording amortization expense of approximately $0.7 million for the remainder of fiscal 2015, with $1.2 million of amortization expense for fiscal year 2016. We anticipate recording amortization expense of approximately $1.1 million for each of fiscal years 2017 through 2018. We anticipate recording amortization expense of approximately $0.7 million for fiscal year 2019. We anticipate recording the total remaining amortization expense of approximately $0.2 million for fiscal year 2020 through 2023.

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

On February 6, 2015, our executive officers were granted a total of 55,394 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $40.17. These shares vest in one-third increments, on an annual basis, beginning January 8, 2016. These shares were granted pursuant to our 2011 Management Incentive Plan. The total recognized stock-based compensation expense for these grants was $0.2 million for the three and six months ended April 30, 2015.

On January 20, 2015, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares). These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $40.39. On January 1, 2016, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable. These shares were granted pursuant to our 2011 Management Incentive Plan. The total recognized stock-based compensation expense for these grants was $0.3 million for the three and six months ended April 30, 2015.

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2014	17	$17.22
Exercised	(6)	$16.00

Outstanding at April 30, 2015	11	$17.94	$559

Exercisable at April 30, 2015	9	$19.28	$457

At April 30, 2015, outstanding stock options had a weighted-average remaining contractual term of 3.5 years. At April 30, 2015, exercisable stock options had a weighted-average remaining contractual term of 3.1 years. The total recognized stock-based compensation expense was insignificant for the three months ended April 30, 2015.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2014	20	$22.64
Exercised	(6)	$21.80

Outstanding at April 30, 2015	14	$23.00	$389

Exercisable at April 30, 2015	4	$23.48	$109

At April 30, 2015, outstanding stock options had a weighted-average remaining contractual term of 5.8 years. At April 30, 2015, exercisable stock options had a weighted-average remaining contractual term of 4.2 years. The total recognized stock-based compensation expense was $0.1 million for the three and six months ended April 30, 2015.

7.	Other events

Dividend payment

On December 8, 2014, we paid a $0.75 per share dividend in the aggregate amount of $13.0 million to shareholders of record on November 17, 2014.

Contingencies

In January 2015, various class action lawsuits, which have been consolidated into a single lawsuit during our second fiscal quarter, were initiated against the company related to the restatement of previously-issued Financial Statements.

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

The following table sets forth our financial assets and liabilities as of April 30, 2015 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$39,653	$—	$—	$39,653

Total assets at fair value	$39,653	$—	$—	$39,653

(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own approximately 12% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at April 30, 2015 and October 31, 2014 equaled $22.94 per share and $25.66 per share. Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding income arising during the three months ended April 30, 2015 and 2014 was $3.7 million and $3.8 million. Unrealized investment holding losses arising during the six months ended April 30, 2015 and 2014 was $4.7 million and $5.8 million.

The following table sets forth our financial assets as of April 30, 2015 that are measured on a non-recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in FreshRealm(2)	$—	$—	$16,962	$16,962

Total assets at fair value	$—	$—	$16,962	$16,962

(2)	We estimated the fair value of our noncontrolling interest in FreshRealm by performing a forecast projection analysis when FreshRealm was deconsolidated in fiscal 2014. This analysis was conducted with the consultation from a third party consulting firm. Increases or decreases in the fair value calculation can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates. Significant judgment is employed in determining the appropriateness of these assumptions. Our investment in FreshRealm has been recorded as investment in unconsolidated subsidiaries on our balance sheet.

The following is a reconciliation of the beginning and ending amounts of the contingent consideration for RFG:

	Balance at October 31, 2013	Interest	Revalue Adjustment	Balance April 30, 2014
	(All amounts are presented in thousands)
RFG contingent consideration	$15,602	$—	$16,442	$32,044

Total	$15,602	$—	$16,442	$32,044

There was no contingent consideration expense for the first six months ended of fiscal 2015. In fiscal 2014, RFG’s former owners received the maximum earn-out payment permitted pursuant to the acquisition agreement, as amended, and there will be no future expenses related to this acquisition.

9.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to the Salsa Lisa acquisition and FreshRealm, LLC (in thousands).

Salsa Lisa noncontrolling interest

	Three months ended April 30, 2015	Three months ended April 30, 2014
Noncontrolling interest, beginning	$270	$(69)
Net loss attributable to noncontrolling interest	—	(35)

Noncontrolling interest, ending	$270	$(104)

	Six months ended April 30, 2015	Six months ended April 30, 2014
Noncontrolling interest, beginning	$270	$(57)
Net loss attributable to noncontrolling interest	—	(47)

Noncontrolling interest, ending	$270	$(104)

FreshRealm noncontrolling interest

	Three months ended April 30, 2015	Three months ended April 30, 2014

Noncontrolling interest, beginning	$—	$(316)
Loss attributable to noncontrolling interest of FreshRealm	—	(263)

Noncontrolling interest, ending	$—	$(579)

	Six months ended April 30, 2015	Six months ended April 30, 2014
Noncontrolling interest, beginning	$—	$(180)
Loss attributable to noncontrolling interest of FreshRealm	—	(399)

Noncontrolling interest, ending	$—	$(579)

10.	Subsequent events

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

Recent Developments

Dividend payment

On December 8, 2014, we paid a $0.75 per share dividend in the aggregate amount of $13.0 million to shareholders of record on November 17, 2014.

Net Sales

The following table summarizes our net sales by business segment for each of the three and six-month periods ended April 30, 2015 and 2014:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2015	Change	2014	2015	Change	2014
Net sales to third-parties:
Fresh products	$137,853	11.2%	$123,952	$249,502	11.5%	$223,674
Calavo Foods	14,893	(1.5)%	15,117	29,516	5.5%	27,973
RFG	68,843	23.3%	55,825	137,362	23.3%	111,412

Total net sales	$221,589	13.7%	$194,894	$416,380	14.7%	$363,059

As a percentage of net sales:
Fresh products	62.2%		63.6%	59.9%		61.6%
Calavo Foods	6.7%		7.8%	7.1%		7.7%
RFG	31.1%		28.6%	33.0%		30.7%

	100.0%		100.0%	100.0%		100.0%

Summary

Net sales for the three months ended April 30, 2015, compared to fiscal 2014, increased by $26.7 million, or 13.7%. Net sales for the six months ended April 30, 2015, compared to fiscal 2014, increased by $53.3 million, or 14.7%. The increases in sales, when compared to the same corresponding prior year periods, are related to increases in sales from primarily the Fresh products and RFG segments.

For the quarter ended April 30, 2015, our largest percentage increase in sales was RFG sales, followed by our Fresh Products segment, as shown above. Our increase in RFG sales was due primarily to increased sales from cut fruit and vegetables platters, as well as an increase in sales of deli products. Our increase in Fresh product sales during the second quarter of fiscal 2015, was due primarily to increased sales of California sourced avocados. Partially offsetting this increase in Fresh product sales for the second quarter of fiscal 2015, however, were decreases in sales of tomatoes, Chilean sourced avocados, pineapples and papayas. See discussion below for further details.

For the six months ended April 30, 2015, our largest percentage increase in sales was RFG sales, followed by our Fresh Products segment, as shown above. Our increase in RFG sales was due primarily to increased sales from cut fruit and vegetables platters, as well as an increase in sales of deli products. Our increase in Fresh product sales during the six months ended April 30, 2015 was due primarily to increased sales of California and Mexican sourced avocados. Partially offsetting this increase in Fresh product sales for the six months ended April 30, 2015, however, were decreases in sales of tomatoes, Chilean sourced avocados, pineapples and papayas. We experienced an increase in our Calavo Foods segment during the six months ended April 30, 2015, which was due primarily to an increase in the sales of our guacamole products. See discussion below for further details.

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

Fresh products

Second Quarter 2015 vs. Second Quarter 2014

Net sales delivered by the Fresh products business increased by approximately $13.9 million, or 11.2%, for the second quarter of fiscal 2015, when compared to the same period for fiscal 2014. As discussed above, this increase in Fresh product sales during the second quarter of fiscal 2015 was primarily related to increased sales of California sourced avocados, partially offset by decreases in sales from tomatoes, pineapples, papayas and Chilean sourced avocados.

Sales of California sourced avocados increased $20.5 million, or 145.8%, for the second quarter of 2015, when compared to the same prior year period. The increase in California sourced avocados was due to an increase in pounds sold. California sourced avocados sales reflect an increase in 15.1 million pounds of avocados sold, or 136.1%, when compared to the same prior year period. We attribute most of this increase in volume to the cyclically larger California avocado crop for fiscal 2015. In addition to this increase, was the increase in the sales price per carton, which increased by approximately 4.1%. We attribute this increase primarily to an overall increase in the demand for avocados.

Partially offsetting this increase were decreases in sales of tomatoes, pineapples and papayas. Sales of tomatoes, decreased $3.0 million, or 23.7%, sales of pineapples decreased $1.2 million, or 65.8%, and sales of papayas decreased $1.1 million, or 38.0%, for the second quarter of fiscal 2015, when compared to the same period for fiscal 2014. The decrease in sales for tomatoes, pineapples and papayas are primarily due to decreases in the number of cartons sold. We attribute all of these decreases in cartons sold due to weather related issues.

Sales of Chilean sourced avocados decreased $1.0 million, or 99.9% for the second quarter of 2015, when compared to the same prior year period. The decrease in Chilean sourced avocados was due to a decrease in pounds sold. Chilean sourced avocados sales reflect a decrease in 1.0 million pounds of avocados sold, when compared to the same prior year period. This decrease in sales is due to the high availability of other avocado sources, and an increased focus on Mexican and California sourced avocados for the three months ended April 30, 2015.

Six Months Ended 2015 vs. Six Months Ended 2014

Net sales delivered by the Fresh products business increased by approximately $25.8 million, or 11.5%, for the six months ended April 30, 2015, when compared to the same period for fiscal 2014. As discussed above, this increase in Fresh product sales during the six months ended April 30, 2015, was primarily related to increased sales of California and Mexican sourced avocados, partially offset by decreases in sales from tomatoes, Chilean sourced avocados, papayas, and pineapples.

Sales of California sourced avocados increased $20.3 million, or 129.8%, for the six months ended April 30, 2015, when compared to the same prior year period. The increase in California sourced avocados was due to an increase in pounds sold. California sourced avocados sales reflect an increase in 14.8 million pounds of avocados sold, or 118.4%, when compared to the same prior year period. We attribute most of this increase in volume to the cyclically larger California avocado crop for fiscal 2015. In addition to this increase, was the increase in the sales price per carton, which increased by approximately 5.2%. We attribute this increase primarily to an overall increase in the demand for avocados.

Sales of Mexican sourced avocados increased $14.3 million, or 8.1%, for the six months ended April 30, 2015, when compared to the same prior year period. The increase in Mexican sourced avocados was primarily due to an increase in the pounds sold, which increased by approximately 9.2 million pounds of avocados sold, or 6.2%, when compared to the same prior year period. In addition to this increase, was the increase in the sales price per carton, which increased by approximately 1.8%. We attribute this increase primarily to an overall increase in the demand for avocados.

Partially offsetting this increase were decreases in sales of tomatoes, pineapples and papayas. Sales of tomatoes, decreased $3.4 million, or 18.0%, sales of papayas decreased $1.7 million, or 29.7% and sales of pineapples decreased $1.1 million, or 40.8%, for the second quarter of fiscal 2015, when compared to the same period for fiscal 2014. The decrease in sales for tomatoes, pineapples and papayas are primarily due to decreases in the number of cartons sold. We attribute all of these decreases in cartons sold due to weather related issues.

Sales of Chilean sourced avocados decreased $2.4 million, or 96.7%, for the six months ended April 30, 2015, when compared to the same prior year period. The decrease in Chilean sourced avocados was due to a decrease in pounds sold. Chilean sourced avocados sales reflect a decrease in 2.4 million pounds of avocados sold, when compared to the same prior year period. This decrease in sales is due to the high availability of other avocado sources, and an increased focus on Mexican and California sourced avocados for the six months ended April 30, 2015.

We anticipate that California avocado sales and volume will both experience increases during our third fiscal quarter of 2015 as compared to the second quarter of 2015.

We anticipate that net sales related to Mexican sourced avocados will increase during our third fiscal quarter of 2015, as compared to the second fiscal quarter of 2015. We anticipate that sales of Mexican grown avocados will increase in the third quarter of fiscal 2015, when compared to the same prior year period. We anticipate that sales volume for tomatoes will increase in the third quarter of fiscal 2015, when compared to the same prior year period.

Calavo Foods

Six Months Ended 2015 vs. Six Months Ended 2014

Sales for Calavo Foods for the six months ended April 30, 2015, when compared to the same period for fiscal 2014, increased $1.5 million, or 5.5%. This increase is due to an increase in sales of prepared guacamole products which increased approximately $1.5 million, or 5.7%, for the six months ended April 30, 2015, when compared to the same prior year period. The increase in sales of prepared guacamole was primarily related to an increase in overall pounds sold, which increased 0.7 million pounds, or 5.9%.

RFG

Second Quarter 2015 vs. Second Quarter 2014

Sales for RFG for the quarter ended April 30, 2015, when compared to the same period for fiscal 2014, increased $13.0 million, or 23.3%. This increase is due primarily to increased sales from cut fruit and deli/food service products. Cut fruit and deli/food service product sales for the quarter ended April 30, 2015, when compared to the same period in fiscal 2014, increased $7.9 million, or 28.0% and $4.1 million, or 55.7%. The overall increase in sales is primarily due to an increase in sales volume. We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative products that we offer.

Six Months Ended 2015 vs. Six Months Ended 2014

Sales for RFG for the six months ended April 30, 2014, when compared to the same period for fiscal 2013, increased $26.0 million, or 23.3%. This increase is due primarily to increased sales from cut fruit and deli/food service products. Cut fruit and deli/food service product sales for the six months ended April 30, 2015, when compared to the same period in fiscal 2014, increased $14.4 million, or 26.1% and $7.6 million or 51.3%. The overall increase in sales is primarily due to an increase in sales volume. We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative products that we offer.

Gross Margins

The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and six-month periods ended April 30, 2015 and 2014:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2015	Change	2014	2015	Change	2014
Gross margins:
Fresh products	$10,899	12.6%	$9,683	$19,616	23.4%	$15,891
Calavo Foods	5,613	46.8%	3,823	9,206	43.5%	6,415
RFG	6,463	20.0%	5,386	11,958	16.9%	10,227

Total gross margins	$22,975	21.6%	$18,892	$40,780	25.3%	$32,533

Gross profit percentages:
Fresh products	7.9%		7.8%	7.9%		7.1%
Calavo Foods	37.7%		25.3%	31.2%		22.9%
RFG	9.4%		9.6%	8.7%		9.2%
Consolidated	10.4%		9.7%	9.8%		9.0%

Summary

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold. Gross margins increased by approximately $4.1 million, or 21.6%, for the second quarter of fiscal 2015, when compared to the same period for fiscal 2014. Gross margins increased by approximately $8.2 million, or 25.3%, for the first six months of fiscal 2015 when compared to the same period for fiscal 2014. These increases in our gross margin, when compared to the same corresponding prior year periods, are related to increases in gross margin across all segments.

Fresh products

During our three and six months ended April 30, 2015, as compared to the same prior year periods, the increase in our Fresh products segment gross margin percentage was primarily the result of increased margins for Mexican and California sourced avocados. For the second quarter of 2015, compared to the same prior year period, Mexican sourced avocados gross margin increased from 7.1% in 2014 to 8.5% in 2015. For the six months ended April 30, 2015, compared to the same prior year period, Mexican sourced avocados gross margin increased from 7.4% in 2014 to 9.1% in 2015. In fiscal 2015, we were able to manage the spread between the sales price and the fruit cost of Mexican sourced avocados more effectively. For the second quarter of 2015, compared to the same prior year period, average fruit/production costs decreased 1.7%, while we were able to only decrease sales by approximately 0.2%. For the six months ended April 30, 2015, compared to the same prior year period, average fruit/production costs increased 6.2%, while we were able to increase sales by approximately 8.1%. In addition, the U.S. Dollar to Mexican Peso exchange rate strengthened in the three and six months ended April 30, 2015, as compared to the same prior year periods. Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products segment. In addition to this increase in gross margin from Mexican sourced fruit was an increase in the gross margin for California sourced avocados. Our gross margin for California sourced avocados increased due to an increase in pounds sold, compared to the same period in fiscal 2014. We attribute most of this increase in volume to the cyclically larger California avocado crop for fiscal 2015.

Calavo Foods

The Calavo Foods segment gross margin percentage during our three and six months ended April 30, 2015, when compared to the same prior year periods, increased primarily due to a decrease in fruit costs. In addition, for the three and six months ended April 30, 2015, when compared to the same prior year periods, production cost per pound decreased by approximately 4.3% and 8.0%. Production costs per pound decreased due the strengthening of the U.S. Dollar compared to the Mexican Peso. In addition, for fiscal year 2015, compared to prior year, the production cost per pound decreased due to an overall increase in pounds produced. We anticipate that the gross margin percentage for our Calavo Foods segment will experience fluctuations during this fiscal year primarily due to the uncertainty of the cost of fruit that will be used in the production process. In addition, any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Calavo Foods segment.

RFG

The RFG segment gross margin percentage during our three and six months ended April 30, 2015, when compared to the same prior year period, decreased primarily as a result of higher fruit costs, higher fixed costs due to recent capacity expansion, and an increase in labor costs associated with ensuring RFG’s product quality standards, as well as an overall increase in production staff to handle the anticipated increase in sales. Sales for RFG for the quarter ended April 30, 2015, when compared to the same period for fiscal 2014, increased $13.0 million, or 23.3%. Sales for RFG for the six months ended April 30, 2014, when compared to the same period for fiscal 2013, increased $26.0 million, or 23.3%.

Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2015	Change	2014	2015	Change	2014
Selling, general and administrative	$9,986	9.2%	$9,145	$19,496	11.8%	$17,437
Percentage of net sales	4.5%		4.7%	4.7%		4.8%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs. Selling, general and administrative expenses increased $0.8 million, or 9.2%, for the three months ended April 30, 2015, when compared to the same period for fiscal 2014. This increase was primarily related to higher corporate costs, including, but not limited to, general and administrative costs related to salaries (approximately $0.7 million), stock option expense (approximately $0.3 million), and promotions and advertising (approximately $0.2 million), partially offset by decreases in the start-up operations of FreshRealm (approximately $0.5 million).

Selling, general and administrative expenses increased $2.1 million, or 11.8%, for the six months ended April 30, 2015, when compared to the same period for fiscal 2014. This increase was primarily related to higher corporate costs, including, but not limited to, general and administrative costs related to salaries (approximately $1.3 million), stock option expense (approximately $0.4 million), accounting fees (approximately $0.3 million), consulting fees (approximately $0.3 million), and promotion and advertising (approximately $0.2 million), partially offset by a decreases in the start-up operations of FreshRealm (approximately $0.9 million).

Contingent Consideration Related to RFG Acquisition

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2015	Change	2014	2015	Change	2014
Contingent consideration related to RFG acquisition	$—	NM	$7,036	$—	NM	$16,254
Percentage of net sales	—		3.6%	—		4.5%

NM-Not Meaningful

We revalued contingent consideration obligations to their fair value and recorded increases or decreases in the fair value into contingent consideration expense. Increases or decreases in the fair value of the contingent consideration obligations resulted from changes in the assumed timing and amount of revenue and expense estimates, changes in the probability of payment scenarios, as well as changes in capital market conditions, which impacted the discount rate used in the fair valuation. RFG’s results substantially exceeded defined thresholds and expectations and, accordingly, RFG’s former owners received the maximum earn-out payment permitted pursuant to the acquisition agreement in fiscal 2014. This caused the significant increase in contingent consideration for fiscal 2014. There was no contingent consideration expense for the first six months ended of fiscal 2015. In fiscal 2014, RFG’s former owners received the maximum earn-out payment permitted pursuant to the acquisition agreement, as amended, and there will be no future expenses related to this acquisition.

Provision for Income Taxes

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2015	Change	2014	2015	Change	2014
Provision for income taxes	$4,590	220.3%	$1,433	$7,480	(1,263.3)%	$(643)
Percentage of income before
provision for income taxes	35.1%		53.3%	35.2%		49.4%

For the second quarter of fiscal 2014, our provision for income taxes was $4.6 million, as compared to $1.4 million recorded for the comparable prior year period. For the first six months of fiscal 2014, our provision for income taxes was $7.5 million, as compared to a benefit of $0.6 million recorded for the comparable prior year period. We expect our effective tax rate to be approximately 35.2% during fiscal 2015. The prior year benefit for income taxes of $0.6 million is attributable to the revaluation adjustment related to contingent consideration.

Liquidity and Capital Resources

Cash provided by operating activities was $14.8 million for the six months ended April 30, 2015, compared to $13.3 million provided by operations for the similar period in fiscal 2014. Operating cash flows for the six months ended April 30, 2015 reflect our net income of $13.8 million, net non-cash (depreciation and amortization, stock compensation expense, interest on deferred consideration, provision for losses on accounts receivable, and income from unconsolidated entities) of $4.7 million and a net decrease in the noncash components of our operating capital of approximately $3.7 million.

Our operating capital decrease includes a net increase in accounts receivable of $23.9 million, an increase in prepaid expenses and other current assets of $1.3 million, a net decrease in trade accounts payable and accrued expenses of $0.6 million, and an increase in inventory of $0.1 million, partially offset by an increase in payable to growers of $18.4 million, a decrease in advances to suppliers of $3.2 million, and a decrease in income tax receivable of $0.6 million.

The increase in our accounts receivable, as of April 30, 2015, when compared to October 31, 2014, primarily reflects higher sales recorded in the month of April 2015, as compared to October 2014. The increase in prepaid and other current assets is mostly due to short term bridge loans to our expected new joint venture Agricola Don Memo. The decrease in accounts payable and accrued expenses is primarily related to a decrease in our payables related to tomatoes and Mexican avocados. The increase in payable to growers primarily reflects an increase in California fruit delivered in the month of April 2015, as compared to October 2014.

Cash used in investing activities was $6.7 million for the six months ended April 30, 2015 and related primarily to the purchase of property, plant and equipment items.

Cash used in financing activities was $5.6 million for the six months ended April 30, 2015, which related principally to the payment of our $13.0 million dividend and payments on long-term obligations if $2.1 million, partially offset by proceeds from our credit facilities totaling $9.3 million and exercises of stock options of $0.2 million.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of April 30, 2015 and October 31, 2014 totaled $9.3 million and $6.7 million. Our working capital at April 30, 2015 was $33.0 million, compared to $22.0 million at October 31, 2014.

We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements. We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments. Our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. expire in February 2016. Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.7% at April 30, 2015 and October 31, 2014. Under these credit facilities, we had $45.2 million and $35.9 million outstanding as April 30, 2015 and October 31, 2014. These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined). We were in compliance with all such covenants at April 30, 2015.

Contractual Obligations

There have been no material changes to our contractual commitments from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2014. For a summary of the contractual commitments at October 31, 2014, see Part II, Item 7, in our 2014 Annual Report on Form 10-K.

Impact of Recently Issued Accounting Pronouncements

See footnote 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. Dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of April 30, 2015.

(All amounts in thousands)	Expected maturity date April 30,
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$9,269	$—	$—	$—	$—	$—	$9,269	$9,269
Accounts receivable (1)	80,493	—	—	—	—	—	80,493	80,493
Advances to suppliers (1)	76	—	—	—	—	—	76	76
Liabilities
Payable to growers (1)	$25,078	$—	$—	$—	$—	$—	$25,078	$25,078
Accounts payable (1)	19,125	—	—	—	—	—	19,125	19,125
Current borrowings pursuant to credit facilities (1)	45,150	—	—	—	—	—	45,150	45,150
Fixed-rate long-term obligations (2)	4,635	707	98	89	92	182	5,803	5,886

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.
(2)	Fixed-rate long-term obligations bear interest rates ranging from 1.7% to 5.7% with a weighted-average interest rate of 3.0%. We believe that loans with a similar risk profile would currently yield a return of 2.5%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $77,000.

Except as disclosed with the acquisition of Calavo Salsa Lisa we were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact business in Mexican Pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican Peso has led to a small-to-moderate impact on our operating results. We do not anticipate using derivative instruments to hedge fluctuations in the Mexican Peso to U.S. Dollar exchange rates during fiscal 2015. Total foreign currency losses for the three months ended April 30, 2015, net of gains, was $0.2 million. Total foreign currency gains for the three months ended April 30, 2014, net of losses, was less than $0.1 million. Total foreign currency losses for the six months ended April 30, 2015 and 2014, net of gains, was$1.2 million and $0.1 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7 to the Consolidated Financial Statements. Additionally, we are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results of operations.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2014. There have been no material changes from the risk factors set forth in such Annual Report on Form 10-K. However, the risks and uncertainties that we face are not limited to those set forth in the 2014 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

ITEM 6. EXHIBITS

10.1	Form of Restricted Stock Award Agreement, dated February 6, 2015.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended April 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of April 30, 2015 and October 31, 2014; (2) Consolidated Condensed Statements of Income for the three and six months ended April 30, 2015 and 2014; (3) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended April 30, 2015 and 2014; (4) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2015 and 2014; and (5) Notes to Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: June 9, 2015	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Date: June 9, 2015	By	/s/ Arthur J. Bruno
Arthur J. Bruno
Chief Operating Officer, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Form of Restricted Stock Award Agreement, dated February 6, 2015.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended April 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of April 30, 2015 and October 31, 2014; (2) Consolidated Condensed Statements of Income for the three and six months ended April 30, 2015 and 2014; (3) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended April 30, 2015 and 2014; (4) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2015 and 2014; and (5) Notes to Unaudited Condensed Financial Statements.