Form 10-Q
period 2015-07-31
CALAVO GROWERS INC
filed 2015-09-09
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Registrant's number of shares of common stock outstanding as of July 31, 2015 was 17,383,295

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo Growers, Inc. and its consolidated subsidiaries (Calavo, the Company, we, us or our)  may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, margins, expenses, earnings, earnings per share, tax provisions, cash flows, currency exchange rates, the impact of acquisitions or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic trends and events; the competitive pressures faced by Calavo's businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs; integration and other risks associated with business combinations; the hiring and retention of key employees; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including, but not limited to, the items discussed in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, and those detailed from time to time in our other filings with the Securities and Exchange Commission. Calavo assumes no obligation and does not intend to update these forward-looking statements.

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	July 31,	October 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$5,536	$6,744
Accounts receivable, net of allowances of $1,797 (2015) and $3,248 (2014)	66,147	56,618
Inventories, net	31,574	30,975
Prepaid expenses and other current assets	19,263	19,528
Advances to suppliers	2,746	3,258
Income taxes receivable	978	2,627
Deferred income taxes	3,294	3,294
Total current assets	129,538	123,044
Property, plant, and equipment, net	66,446	57,352
Investment in Limoneira Company	35,591	44,355
Investment in unconsolidated entities	19,760	18,380
Deferred income taxes	15,354	12,287
Goodwill	18,262	18,262
Other assets	7,753	9,784
	$292,704	$283,464
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$15,035	$6,660
Trade accounts payable	19,510	15,065
Accrued expenses	19,679	25,303
Short-term borrowings	36,080	35,900
Dividend payable	—	12,970
Current portion of long-term obligations	3,006	5,099
Total current liabilities	93,310	100,997
Long-term liabilities:
Long-term obligations, less current portion	624	2,791
Commitments and contingencies
Noncontrolling interest, Calavo Salsa Lisa	270	270
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,383 (2015) and 17,295 (2014) shares issued and outstanding	17	17
Additional paid-in capital	146,875	144,496
Accumulated other comprehensive income	7,016	12,713
Retained earnings	44,592	22,180
Total shareholders' equity	198,500	179,406
	$292,704	$283,464

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2015	2014	2015	2014

Net sales	$232,450	$218,702	$648,830	$581,761
Cost of sales	208,172	198,526	583,772	529,052
Gross margin	24,278	20,176	65,058	52,709
Selling, general and administrative	10,620	9,738	30,116	27,175
Contingent consideration related to RFG acquisition	—	23,249	—	39,503
Operating income (loss)	13,658	(12,811)	34,942	(13,969)
Interest expense	(195)	(220)	(654)	(768)
Gain on deconsolidation of FreshRealm	—	12,622	—	12,622
Other income, net	88	120	514	525
Income (loss) before provision for income taxes	13,551	(289)	34,802	(1,590)
Provision (benefit) for income taxes	4,910	(1,780)	12,390	(2,423)
Net income	8,641	1,491	22,412	833
Add: Net loss attributable to noncontrolling interest	—	60	—	506
Net income attributable to Calavo Growers, Inc.	$8,641	$1,551	$22,412	$1,339

Calavo Growers, Inc.’s net income per share:
Basic	$0.50	$0.10	$1.30	$0.08
Diluted	$0.50	$0.09	$1.29	$0.08

Number of shares used in per share computation:
Basic	17,301	15,760	17,291	15,760
Diluted	17,386	17,667	17,354	17,230

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended		Nine months ended
	July 31,		July 31,
	2015	2014	2015	2014

Net income	$8,641	$1,491	$22,412	$833
Other comprehensive loss, before tax:
Unrealized investment losses arising during period	(4,062)	(1,590)	(8,764)	(7,416)
Income tax benefit related to items of other comprehensive loss	1,422	620	3,067	2,893
Other comprehensive loss, net of tax	(2,640)	(970)	(5,697)	(4,523)
Comprehensive income (loss)	6,001	521	16,715	(3,690)
Add: Net loss attributable to noncontrolling interest	—	60	—	506
Comprehensive income (loss) – Calavo Growers, Inc.	$6,001	$581	$16,715	$(3,184)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended July 31,
	2015	2014

Cash Flows from Operating Activities:
Net income	$22,412	$833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,968	5,113
Provision for losses on accounts receivable	37	88
Loss from unconsolidated entities	110	13
Interest on contingent consideration	—	28
Contingent consideration and non-cash compensation expense related to the acquisition of RFG	—	40,767
Stock compensation expense	2,021	517
Gain on deconsolidation of FreshRealm	—	(12,622)
Deferred income taxes	—	(14,984)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(9,566)	(8,759)
Inventories, net	(551)	(4,362)
Prepaid expenses and other current assets	2,068	(3,280)
Advances to suppliers	512	1,828
Income taxes receivable	1,772	5,127
Other assets	(296)	135
Payable to growers	9,220	7,274
Trade accounts payable and accrued expenses	(1,179)	9,769
Net cash provided by operating activities	32,528	27,485
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(13,855)	(7,085)
Investment in unconsolidated entities	—	(125)
Proceeds received for repayment of San Rafael note	275	—
Proceeds from liquidation of Calavo Chile	262	—
Decrease in cash due to deconsolidation of FreshRealm	—	(6,813)
Investment in FreshRealm	(800)	—
Loan to Agricola Don Memo	(1,803)	(1,730)
Investment in Agricola Don Memo	(1,000)	—
Net cash used in investing activities	(16,921)	(15,753)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(12,970)	(11,005)
Proceeds from (payments on) revolving credit facility	180	(5,250)
Payments on long-term obligations	(4,260)	(4,190)
Proceeds from stock option exercises	235	130
Proceeds from issuance of FreshRealm stock	—	10,000
Net cash used in financing activities	(16,815)	(10,315)
Net increase (decrease) in cash and cash equivalents	(1,208)	1,417
Cash and cash equivalents, beginning of period	6,744	8,019
Cash and cash equivalents, end of period	$5,536	$9,436
Noncash Investing and Financing Activities:
Collection for Agricola Belher Infrastructure Advance	$845	$845
Unrealized holding losses	$(8,764)	$(7,416)

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

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The amendment in this ASU will be effective for us beginning the first day of our 2016 fiscal year. Early adoption is permitted. We do not expect the adoption of these amendments to have a material impact on our financial statements.

In February 2015, the FASB issued an ASU which amends certain requirements in ASC 810 for determining whether a variable interest entity must be consolidated. The amendment in this ASU will be effective for us beginning the first day of our 2016 fiscal year. Early adoption is permitted. We do not expect the adoption of these amendments to have a material impact on our financial statements.

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt the amendments in the first quarter of fiscal 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We do not expect the adoption of these amendments to have a material impact on our financial statements.

In April 2014, the FASB issued guidance which changes the criteria for identifying a discontinued operation. The guidance limits the definition of a discontinued operation to the disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. We are required to adopt the guidance in the first quarter of fiscal 2016, with early adoption permitted for transactions that have not been reported in financial statements previously issued.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

	Three months ended July 31, 2015				Three months ended July 31, 2014

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$132,165	$—	$—	$132,165	$124,429	$—	$—	$124,429
Tomatoes	1,154	—	—	1,154	610	—	—	610
Papayas	2,559	—	—	2,559	3,369	—	—	3,369
Pineapples	535	—	—	535	1,658	—	—	1,658
Other fresh products	72	—	—	72	265	—	—	265
Food service	—	13,575	—	13,575	—	13,748	—	13,748
Retail and club	—	6,331	79,927	86,258	—	6,082	72,477	78,559
Total gross sales	136,485	19,906	79,927	236,318	130,331	19,830	72,477	222,638
Less sales incentives	(715)	(2,421)	(732)	(3,868)	(499)	(2,737)	(700)	(3,936)
Net sales	$135,770	$17,485	$79,195	$232,450	$129,832	$17,093	$71,777	$218,702

	Nine months ended July 31, 2015				Nine months ended July 31, 2014

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$360,334	$—	$—	$360,334	$320,506	$—	$—	$320,506
Tomatoes	16,813	—	—	16,813	19,706	—	—	19,706
Papayas	6,977	—	—	6,977	9,793	—	—	9,793
Pineapples	2,165	—	—	2,165	4,413	—	—	4,413
Other fresh products	406	—	—	406	409	—	—	409
Food service	—	37,223	—	37,223	—	36,393	—	36,393
Retail and club	—	17,451	218,547	235,998	—	17,137	185,349	202,486
Total gross sales	386,695	54,674	218,547	659,916	354,827	53,530	185,349	593,706
Less sales incentives	(1,423)	(7,673)	(1,990)	(11,086)	(1,321)	(8,464)	(2,160)	(11,945)
Net sales	$385,272	$47,001	$216,557	$648,830	$353,506	$45,066	$183,189	$581,761

	Fresh	Calavo
	products	Foods	RFG	Total
	(All amounts are presented in thousands)

Three months ended July 31, 2015
Net sales	$135,770	$17,485	$79,195	$232,450
Cost of sales	126,105	11,415	70,652	208,172
Gross margin	$9,665	$6,070	$8,543	$24,278

Three months ended July 31, 2014
Net sales	$129,832	$17,093	$71,777	$218,702
Cost of sales	120,318	13,253	64,955	198,526
Gross margin	$9,514	$3,840	$6,822	$20,176

For the three months ended July 31, 2015 and 2014, inter-segment sales and cost of sales for Fresh products totaling $7.8 million and $6.9 million were eliminated.  For the three months ended July 31, 2015 and 2014, inter-segment sales and cost of sales for Calavo Foods totaling $4.3 million and $4.4 million were eliminated.

	Fresh	Calavo
	products	Foods	RFG	Total
	(All amounts are presented in thousands)

Nine months ended July 31, 2015
Net sales	$385,272	$47,001	$216,557	$648,830
Cost of sales	355,991	31,725	196,056	583,772
Gross margin	$29,281	$15,276	$20,501	$65,058

Nine months ended July 31, 2014
Net sales	$353,506	$45,066	$183,189	$581,761
Cost of sales	328,101	34,811	166,140	529,052
Gross margin	$25,405	$10,255	$17,049	$52,709

For the nine months ended July 31, 2015 and 2014, inter-segment sales and cost of sales for Fresh products totaling $26.9 million and $24.5 million were eliminated.  For the nine months ended July 31, 2015 and 2014, inter-segment sales and cost of sales for Calavo Foods totaling $11.8 million and $12.0 million were eliminated.

3.Inventories

Inventories consist of the following (in thousands):

	July 31,	October 31,
	2015	2014

Fresh fruit	$17,718	$15,640
Packing supplies and ingredients	6,808	6,324
Finished prepared foods	7,048	9,011
	$31,574	$30,975

Inventories are stated at the lower of cost or market. We periodically review the value of items in inventory and record any necessary reserves of inventory based on our assessment of market conditions.  No inventory reserve was considered necessary as of July 31, 2015 and October 31, 2014.

4.Related party transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers.  During the three months ended July 31, 2015 and 2014, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $9.1 million and $8.0 million. During the nine months ended July 31, 2015 and 2014, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $15.4 million and $9.2 million.  Amounts payable to these board members were $2.9 million and $0.6 million as of July 31, 2015 and October 31, 2014.

During the three months ended July 31, 2015 and 2014, we received $0.1 million as dividend income from Limoneira Company (Limoneira).  During the nine months ended July 31, 2015 and 2014, we received $0.2 million as dividend income from Limoneira. In addition, we lease office space from Limoneira and paid rental expenses of $0.1 million for the three months ended July 31, 2015 and 2014. In addition, we paid rental expenses of $0.2 million for the nine months ended July 31, 2015 and 2014. Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company.

During our 3rd fiscal quarter, in conjunction with another round of financing for FreshRealm, LLC (FreshRealm), we invested $0.8 million. Based on the total number of shares issued, our ownership interest in FreshRealm decreased from approximately 50% to a total of 49.5%.  Additionally, two officers of Calavo contributed $1.8 million, in exchange for a 2.8% ownership interest, and three board of director members contributed $0.3 million in exchange for 0.44% ownership interest.

The three previous owners and current executives of RFG have a majority ownership of certain entities that provide various services to RFG.  RFG’s California operating facility leases a building from LIG partners, LLC (LIG) pursuant to an operating lease.  RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease.  Additionally, RFG sells cut produce and purchases raw materials, obtains transportation services, and shares costs for certain utilities with Third Coast Fresh Distribution (Third Coast).  LIG, THNC and Third Coast are majority owned by entities owned by three employees of Calavo (former/current executives of RFG). See the following tables for the related party activity and balances for fiscal year 2015 and 2014:

	Three months ended July 31,		Nine months ended July 31,
(in thousands)	2015	2014	2015	2014

Rent paid to LIG	$131	$131	$409	$392
Rent paid to THNC, LLC	$76	$76	$228	$228
Sales to Third Coast	$31	$270	$270	$783
Purchases from Third Coast	$86	$157	$203	$296

(in thousands):	July 31, 2015	October 31, 2014

Due to Third Coast	$ 98	$ 17
Due from Third Coast	$ -	$ 407

5.Other assets

Other assets consist of the following (in thousands):

	July 31,	October 31,
	2015	2014

Intangibles, net	$4,942	$5,925
Grower advances	420	642
Loan to Agricola Belher	—	845
Loan to FreshRealm members	304	296
Notes receivable from San Rafael	1,279	1,343
Other	808	733
	$7,753	$9,784

Intangible assets consist of the following (in thousands):

		July 31, 2015			October 31, 2014
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	8.0 years	$7,640	$(4,042)	$3,598	$7,640	$(3,323)	$4,317
Trade names	8.4 years	2,760	(2,098)	662	2,760	(1,900)	860
Trade secrets/recipes	13.0 years	630	(257)	373	630	(220)	410
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(233)	34	267	(204)	63
Intangibles, net		$11,572	$(6,630)	$4,942	$11,572	$(5,647)	$5,925

We anticipate recording amortization expense of approximately $0.3 million for the remainder of fiscal 2015, with $1.2 million of amortization expense for fiscal year 2016, $1.1 million for fiscal year 2017 and 2018, $0.7 million for each of the fiscal year 2019, and $0.2 million for years thereafter, through fiscal year 2023.

6.Stock-Based Compensation

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

On January 20, 2015, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares).  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $40.39.  On January 1, 2016, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Management Incentive Plan. The total recognized stock-based compensation expense for these grants was $0.2 million and $0.5 million for the three and nine months ended July 31, 2015.

On February 6, 2015, our executive officers were granted a total of 55,394 restricted shares.  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $40.17.  These shares vest in one-third increments, on an annual basis, beginning January 8, 2016. These shares were granted pursuant to our 2011 Management Incentive Plan. The total recognized stock-based compensation expense for these grants was $0.1 million and $0.3 million for the three and nine months ended July 31, 2015.  On June 15, 2015, our Chief Operating Officer/Chief Financial Officer retired from Calavo.  His unvested portion of restricted stock of 12,322 shares issued in February of 2015 and January of 2014 was forfeited. As part of his retirement he was granted 12,322 shares of unrestricted stock.  The closing price of our stock on such date was $49.95. We recorded for this grant $0.6 million of stock-based compensation expense for the three and nine months ended July 31, 2015.

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2014	17	$17.22
Exercised	(6)	$16.00
Outstanding at July 31, 2015	11	$17.94	$601
Exercisable at July 31, 2015	9	$19.28	$491

At July 31, 2015, outstanding stock options had a weighted-average remaining contractual term of 3.3 years.  At July 31, 2015, exercisable stock options had a weighted-average remaining contractual term of 2.9 years.  The total recognized and unrecognized stock-based compensation expense was insignificant for the three and nine months ended July 31, 2015.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2014	20	$22.64
Exercised	(6)	$21.80
Outstanding at July 31, 2015	14	$23.00	$443
Exercisable at July 31, 2015	4	$23.48	$125

At July 31, 2015, outstanding stock options had a weighted-average remaining contractual term of 5.6 years.  At July 31, 2015, exercisable stock options had a weighted-average remaining contractual term of 4.0 years. The total recognized and unrecognized stock-based compensation expense was insignificant for the three and nine months ended July 31, 2015.

7.Other events

Dividend payment

On December 8, 2014, we paid a $0.75 per share dividend in the aggregate amount of $13.0 million to shareholders of record on November 17, 2014.

Contingencies

In January 2015, various class action lawsuits, which have been consolidated into a single lawsuit during our second fiscal quarter, were initiated against the company related to the restatement of previously-issued financial statements. In the third quarter of fiscal 2015, the plaintiffs filed an amended complaint, to which we filed a motion to dismiss (MTD).  In the fourth quarter of fiscal 2015, the plaintiffs filed an opposition to this MTD, to which we subsequently filed a reply to said opposition. Currently, a hearing is scheduled in October 2015. During our 3rd fiscal quarter, we incurred $0.2 million in legal expenses related to that lawsuit. We intend to vigorously defend ourselves against this lawsuit and we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position or results of operations.

8.Fair value measurements

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

The following table sets forth our financial assets and liabilities as of July 31, 2015 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$35,591	-	-	$35,591
Total assets at fair value	$35,591	$-	$-	$35,591

(1)

The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock.  We currently own approximately 12% of Limoneira’s outstanding common stock.  These securities are measured at fair value by quoted market prices.  Limoneira’s stock price at July 31, 2015 and October 31, 2014 equaled $20.59 per share and $25.66 per share.  Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding losses arising during the three months ended July 31, 2015 and 2014 was $4.1 million and $1.6 million. Unrealized investment holding losses arising during the nine months ended July 31, 2015 and 2014 was $8.8 million and $7.4 million.

The following table sets forth our financial assets as of July 31, 2015 that are measured on a non-recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in FreshRealm(2)	$-	$-	$17,760	$17,760
Total assets at fair value	$-	$-	$17,760	$17,760

(2)  We estimated the fair value of our noncontrolling interest in FreshRealm by performing a forecast projection analysis when FreshRealm was deconsolidated in fiscal 2014. This analysis was conducted with consultation from a third party consulting firm.  Increases or decreases in the fair value calculation can result from changes in assumed discount periods and rates, changes in the assumed timing and amount of revenue and expense estimates. Significant judgment is employed in determining the appropriateness of these assumptions. Our investment in FreshRealm has been recorded as investment in unconsolidated subsidiaries on our balance sheet. In June of 2015, we contributed an additional $0.8 million as an investment into FreshRealm.

The following is a reconciliation of the beginning and ending amounts of the contingent consideration for RFG:

	Balance at				Balance at
	October 31,		Revalue		July 31,
	2013	Interest	Adjustment	Settled	2014
	(All amounts are presented in thousands)
RFG contingent consideration	$15,602	—	$40,767	$—	56,369
Total	$15,602	—	$40,767	$—	56,369

There was no contingent consideration expense for the first nine months ended of fiscal 2015. In fiscal 2014, RFG’s former owners received the maximum earn-out payment permitted pursuant to the acquisition agreement, as amended, and there will be no future expenses related to this acquisition.

9.Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to the Salsa Lisa acquisition (in thousands).

	Three months	Three months
	ended	ended
Salsa Lisa noncontrolling interest	July 31, 2015	July 31, 2014

Noncontrolling interest, beginning	$270	$(104)
Net loss attributable to noncontrolling interest of Salsa Lisa	—	(42)
Noncontrolling interest, ending	$270	$(146)

	Nine months	Nine months
	ended	ended
	July 31, 2015	July 31, 2014

Noncontrolling interest, beginning	$270	$(57)
Net loss attributable to noncontrolling interest of Salsa Lisa	—	(89)
Noncontrolling interest, ending	$270	$(146)

10. Agricola Don Memo

In December 2014, Calavo formed a wholly owned subsidiary Calavo Growers De Mexico, S. de R.L. de C.V. (“Calavo Sub”).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de C.V., (“Belo”) a Mexican Company owned by Agricola Belher, and Agricola Don Memo, S.A. de C.V. (“Don Memo”). Don Memo, a Mexican corporation created in July 2013, is engaged in the business of owning and improving land in Jalisco, Mexico for the growing of tomatoes and other produce and the sale and distribution of tomatoes and other produce.  Pending shareholder resolution (expected to occur during our 4th fiscal quarter), Belo and Calavo Sub will have an equal one-half ownership interest in Don Memo in exchange for $2 million each.  Via a management service agreement, Belo, through its officers and employees, shall have day-to-day power and authority to manage the operations.  Belo is entitled to a management fee equal to 20% of the earnings before interest and taxes (EBIT), as defined, which is payable annually in July of each year.  Additionally, Calavo Sub is entitled to a 12% commission, calculated in U.S. dollars, for the sale of produce in the Mexican National Market, United States, Canada, and any other overseas market.

We have loaned $5.0 million to Don Memo since its formation. We have recorded such loans in prepaids and other current assets. These monies, effectively a bridge loan, are expected to be replaced with a loan from an institutional lender during our 4th fiscal quarter and this bridge loan will be immediately repaid from the proceeds of the new loan. Additionally, $2.0 million, representing Calavo Sub’s 50% ownership in Don Memo, is included in investment in unconsolidated entities on our balance sheet.

11. Jacksonville

In July 2015, we entered into a Lease Agreement with Green Cove, LLC to lease an operating facility in Jacksonville Florida. The facility is approximately 200,000 square feet and is expected to be a value-added distribution center for all operating segments.  We took possession of the property in August 2015 and plan to make significant improvements to this facility.  Through July 31, 2015, we have capitalized $0.6 million in construction in progress in connection to the improvements for this facility.  Green Cove, LLC has agreed to reimburse Calavo for up to $1.0 million for tenant improvements. The lease is scheduled to begin in November 2015 and terminate in October 2031.

12.Subsequent events

We have evaluated subsequent events to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q.  Such events were evaluated through the date these financial statements were issued.  Based upon this evaluation, it was determined that no subsequent events occurred that require recognition in the financial statements.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

Dividend payment

On December 8, 2014, we paid a $0.75 per share dividend in the aggregate amount of $13.0 million to shareholders of record on November 17, 2014.

Net Sales

The following table summarizes our net sales by business segment for each of the three and nine-month periods ended July 31, 2015 and 2014:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2015	Change	2014	2015	Change	2014

Net sales:
Fresh products	$135,770	4.6%	$129,832	$385,272	9.0%	$353,506
Calavo Foods	17,485	2.3%	17,093	47,001	4.3%	45,066
RFG	79,195	10.3%	71,777	216,557	18.2%	183,189
Total net sales	$232,450	6.3%	$218,702	$648,830	11.5%	$581,761

As a percentage of net sales:
Fresh products	58.4%		59.4%	59.4%		60.8%
Calavo Foods	7.5%		7.8%	7.2%		7.7%
RFG	34.1%		32.8%	33.4%		31.5%
	100.0%		100.0%	100.0%		100.0%

Summary

Net sales for the three months ended July 31, 2015, compared to fiscal 2014, increased by $13.7 million, or 6.3%.  Net sales for the nine months ended July 31, 2015, compared to fiscal 2014, increased by $67.1 million, or 11.5%.  The increases in sales, when compared to the same corresponding prior year periods, are related to increases in sales from all segments.

For the quarter ended July 31, 2015, our largest percentage increase in sales was RFG sales, followed by our Fresh  Products segment, as shown above.  The increase in RFG sales was due primarily to increased sales from cut fruit and vegetables platters, as well as an increase in sales of deli products. Our increase in Fresh product sales during the third quarter of fiscal 2015, was due primarily to increased sales of Mexican and Peruvian sourced avocados.  Partially offsetting this increase in Fresh product sales for the third quarter of fiscal 2015, however, were decreases in sales of California sourced avocados and pineapples.  We experienced an increase in our Calavo Foods segment during the three months ended July 31, 2015, which was due primarily to an increase in the sales of our guacamole and salsa products. See discussion below for further details.

For the nine months ended July 31, 2015, our largest percentage increase in sales was RFG sales, followed by our Fresh Products segment, as shown above.  Our increase in RFG sales was due primarily to increased sales from cut fruit and vegetables platters, as well as an increase in sales of deli products.  Our increase in Fresh product sales during the

nine months ended July 31, 2015 was due primarily to increased sales of Mexican, California and Peruvian sourced avocados.   Partially offsetting this increase in Fresh product sales for the nine months ended July 31, 2015, however, were decreases in sales of tomatoes, papayas, Chilean sourced avocados and pineapples.  We experienced an increase in our Calavo Foods segment during the nine months ended July 31, 2015, which was due primarily to an increase in the sales of our guacamole and salsa products.  See discussion below for further details.

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

Fresh products

Third Quarter 2015 vs. Third Quarter 2014

Net sales delivered by the Fresh products business increased by approximately $5.9 million, or 4.6%, for the third quarter of fiscal 2015, when compared to the same period for fiscal 2014.  As discussed above, this increase in Fresh product sales during the third quarter of fiscal 2015 was primarily related to increased sales of Mexican and Peruvian sourced avocados, partially offset by decreases in sales from California sourced avocados and pineapples.

Sales of Mexican sourced avocados increased $12.7 million, or 19.9%, for the third quarter of 2015, when compared to the same prior year period. The increase in Mexican sourced avocados was primarily due to an increase in in the pounds sold, which increased by approximately 15.2 million pounds, or 34.6%. Partially offsetting this increase in pounds sold, however, is a decrease in the sales price per carton, which decreased by approximately 10.9%.  We attribute much of this change to the higher supply of avocados in the market.

Sales of Peruvian sourced avocados increased to $4.2 million for the third quarter of fiscal 2015, compared to $0.2 million for the same period for fiscal 2014.  The increase in Peruvian sourced avocados was primarily due to an increase in in the pounds sold, which increased by approximately 3.7 million pounds.

Partially offsetting this increase was a decrease in sales of California sourced avocados, which decreased $9.5 million, or 15.9%, for the third quarter of 2015, when compared to the same prior year period. The decrease in California sourced avocados was primarily due to a decrease in pounds sold.  California sourced avocados sales reflect a decrease in 5.4 million pounds of avocados sold, or 12.4%, when compared to the same prior year period.  We attribute most of this decrease in volume to the deliveries coming earlier in fiscal 2015 compared to prior year.  Due to weather conditions, growers opted to pick fruit earlier in fiscal 2015 (i.e. during the first six months of fiscal 2015), which caused a decline of fruit deliveries during our 3rd fiscal quarter.   Further contributing to this decrease, was a decrease in the sales price per carton, which decreased by approximately 3.9%.  We attribute much of this change to a higher supply of avocados in the market.

Sales of pineapples decreased to $0.5 million for the third quarter of fiscal 2015, compared to $1.7 million for the same period for fiscal 2014.  The decrease in sales for pineapples is due to a decrease in cartons sold to 0.1 million cartons from 0.2 million cartons.  In addition to this decrease is a decrease in the sales price per carton, which decreased approximately 24.9%.

Nine Months Ended 2015 vs. Nine Months Ended 2014

Net sales delivered by the Fresh products business increased by approximately $31.8 million, or 9.0%, for the nine months ended July 31, 2015, when compared to the same period for fiscal 2014.  As discussed above, this increase in Fresh product sales during the nine months ended July 31, 2015, was primarily related to increased sales of Mexican,

California and Peruvian sourced avocados, partially offset by a decrease in sales from tomatoes, papayas, Chilean sourced avocados and pineapples. See details below.

Sales of Mexican sourced avocados increased $27.1 million, or 11.2%, for the nine months ended July 31, 2015, when compared to the same prior year period.  The increase in Mexican sourced avocados was primarily due to an increase in the pounds sold, which increased by approximately 33.1 million pounds of avocados sold, or 17.9%, when compared to the same prior year period. Partially offsetting this increase in pounds sold, however, is a decrease in the sales price per carton.  The sales price per carton for Mexican sourced avocados decreased by approximately 5.7%.  We attribute much of this change to a higher supply of avocados in the market.

Sales of California sourced avocados increased $10.9 million, or 14.4%, for the nine months ended July 31, 2015, when compared to the same prior year period.  The increase in California sourced avocados was primarily due to an increase in pounds sold.  California sourced avocados sales reflect an increase in 9.4 million pounds of avocados sold, or 16.8%, when compared to the same prior year period.  We attribute most of this increase in volume to the timing of the deliveries of the California avocado crop for fiscal 2015.  Due to weather conditions, growers opted to pick fruit earlier during the first nine months of fiscal 2015, which we expected to cause a decline during our 4th fiscal quarter, as total fruit deliveries are expected to be similar in total, year over year. Partially offsetting this increase in pounds sold, however, was a decrease in the sales price per carton.  The sales price per carton for California sourced avocados decreased by approximately 2.1%.  We attribute much of this change to a higher supply of avocados in the market.

Sales of Peruvian sourced avocados increased to $4.2 million for the nine months ended July 31, 2015, compared to $0.2 million for the same period for fiscal 2014.  The increase in Peruvian sourced avocados was primarily due to an increase in the pounds sold, which increased by approximately 3.7 million pounds.

Partially offsetting these increases were decreases in sales of tomatoes, pineapples and papayas. Sales of tomatoes, decreased $2.9 million, or 14.7%, sales of papayas decreased $2.5 million, or 27.9% and sales of pineapples decreased $2.2 million, or 50.9%, for the nine months ended July 31, 2015, when compared to the same period for fiscal 2014. The decrease in sales for tomatoes, pineapples and papayas are primarily due to decreases in the number of cartons sold.  We attribute all of these decreases in cartons sold due to weather related issues.

Sales of Chilean sourced avocados decreased $2.4 million, or 96.5%, for the nine months ended July 31, 2015, when compared to the same prior year period.  The decrease in Chilean sourced avocados was due to a decrease in pounds sold.  Chilean sourced avocados sales reflect a decrease in 2.2 million pounds of avocados sold, when compared to the same prior year period.  This decrease in sales is due to the high availability of other avocado sources, and an increased focus on Mexican and California sourced avocados for the nine months ended July 31, 2015. In addition, we have liquidated our unconsolidated subsidiary Calavo Chile, which further caused the above decrease.

We anticipate that net sales related to Mexican sourced avocados will increase during our fourth fiscal quarter of 2015, as compared to the third fiscal quarter of 2015.  We anticipate that sales of Mexican grown avocados will increase in the fourth quarter of fiscal 2015, when compared to the same prior year period, due to higher overall volume.

We anticipate that California avocado sales will experience a seasonal and cyclical decrease during our fourth fiscal quarter of 2015, as compared to the third quarter of fiscal 2015 (see discussion above). We believe that there will be a decrease in California avocado volume when compared to the fourth fiscal quarter of 2014.

Calavo Foods

Third Quarter 2015 vs. Third Quarter 2014

Sales for Calavo Foods for the quarter ended July 31, 2015, when compared to the same period for fiscal 2014, increased $0.4 million, or 2.3%.  This increase is due to an increase in sales of prepared guacamole products which increased approximately $0.2 million, or 1.6%, in the third quarter of fiscal year 2015, when compared to the same prior year period.  In addition, there was an increase in sales of salsa products which increased approximately $0.2 million, or

60.3%, in the third quarter of fiscal year 2015, when compared to the same prior year period.  The increase in sales of prepared guacamole and salsa was primarily related to an increase in overall pounds sold.

Nine Months Ended 2015 vs. Nine Months Ended 2014

Sales for Calavo Foods for the nine months ended July 31, 2015, when compared to the same period for fiscal 2014, increased $1.9 million, or 4.3%.  This increase is due to an increase in sales of prepared guacamole products which increased approximately $1.6 million, or 3.7%, for the nine months ended July 31, 2015, when compared to the same prior year period.  The increase in sales of prepared guacamole was primarily related to an increase in overall pounds sold, which increased 0.8 million pounds, or 3.8%.  In addition, sales of salsa products increased approximately $0.3 million, or 27.0%, for the nine months ended July 31, 2015, when compared to the same prior year period.  The increase in sales of salsa was primarily related to an increase in overall pounds sold, which increased 0.2 million pounds, or 20.7%.

RFG

Third Quarter 2015 vs. Third Quarter 2014

Sales for RFG for the quarter ended July 31, 2015, when compared to the same period for fiscal 2014, increased $7.4 million, or 10.3%.  This increase is due primarily to increased sales from cut fruit and deli products, as well as an increase in sales of cut vegetables.  The overall increase in sales is primarily due to an increase in sales volume, partially offset by a decrease in the sales price per carton, which was primarily related to a change in sales mix. Collectively, cut fruit, cut vegetable, and deli product sales increased 1.8 million units, or 22.3%.  We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative products that we offer.

Nine Months Ended 2015 vs. Nine Months Ended 2014

Sales for RFG for the nine months ended July 31, 2014, when compared to the same period for fiscal 2013, increased $33.4 million, or 18.2%.  This increase is due primarily to increased sales from cut fruit and deli products, as well as an increase in sales of cut vegetables.  The overall increase in sales is primarily due to an increase in sales volume, partially offset by a decrease in the sales price per carton. Collectively, cut fruit, cut vegetable, and deli product sales increased 6.7 million units, or 33.9%.  We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative products that we offer.

Gross Margins

The following table summarizes our gross margins and gross profit percentages by business segment for each of the three and nine-month periods ended July 31, 2015  and 2014:

	Three months ended July 31,			Nine months ended July 31,
	2015	Change	2014	2015	Change	2014

Gross Margins:
Fresh products	$9,665	1.6%	$9,514	$29,281	15.3%	$25,405
Calavo Foods	6,070	58.1%	3,840	15,276	49.0%	10,255
RFG	8,543	25.2%	6,822	20,501	20.2%	17,049
Total gross margins	$24,278	20.3%	$20,176	$65,058	23.4%	$52,709

Gross profit percentages:
Fresh products	7.1%		7.3%	7.6%		7.2%
Calavo Foods	34.7%		22.5%	32.5%		22.8%
RFG	10.8%		9.5%	9.5%		9.3%
Consolidated	10.4%		9.2%	10.0%		9.1%

Summary

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold.  Gross margins increased by approximately $4.1 million, or 20.3%, for the third quarter of fiscal 2015, when compared to the same period for fiscal 2014.  Gross margins increased by approximately $12.3 million, or 23.4%, for the first nine months of fiscal 2015 when compared to the same period for fiscal 2014.  These increases in our gross margin, when compared to the same corresponding prior year periods, are related to increases in gross margin across all segments.

Fresh products

During our three and nine months ended July 31, 2015, as compared to the same prior year periods, the increase in our Fresh products segment gross margin percentage was primarily the result of increased margins for Mexican sourced avocados.  For the third quarter of 2015, compared to the same prior year period, Mexican sourced avocados gross margin increased from 5.7% in 2014 to 11.4% in 2015. For the nine months ended July 31, 2015, compared to the same prior year period, Mexican sourced avocados gross margin increased from 7.0% in 2014 to 9.7% in 2015. In fiscal 2015, we were able to manage the spread between the sales price and the fruit cost of Mexican sourced avocados more effectively. For the third quarter of 2015, compared to the same prior year period, average fruit/production costs decreased 16.3%, while we were able to only decrease sales by approximately 10.9%. For the nine months ended July 31, 2015, compared to the same prior year period, average fruit/production costs decreased 8.5%, while we were able to only decrease sales by approximately 5.7%. In addition, the U.S. Dollar to Mexican Peso exchange rate strengthened in the three and nine months ended July 31, 2015, as compared to the same prior year periods.  Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products segment.  Partially offsetting this increase in gross margin from Mexican sourced fruit was a decrease in the gross margin for California sourced avocados.  Our gross margin for California sourced avocados decreased due to increased fruit cost, in the form of higher grower returns, as we opted to increase our focus on market share in fiscal 2015.

Calavo Foods

The Calavo Foods segment gross margin percentage during our three and nine months ended July 31, 2015, when compared to the same prior year periods, increased primarily due to a decrease in fruit costs. Fruit costs decreased during our three and nine months ended July 31, 2015, by approximately 40.7% and 38.7%. In addition, the U.S. Dollar to Mexican Peso exchange rate strengthened in the three and nine months ended July 31, 2015, as compared to the same period year periods.    Note that any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Calavo Foods segment.

RFG

 RFG’s improved gross-margin is reflective of certain economies of scale resulting from significant sales growth (see discussion above), improved labor utilization and improved raw-material quality and yield. Benefits from superior fruit quality/yield extend beyond just lower fruit costs, but also reduce other costs, including the labor needed to process such fruit.  Sales for RFG for the quarter ended July 31, 2015, when compared to the same period for fiscal 2014, increased $7.4 million, or 10.3%.  Sales for RFG for the nine months ended July 31, 2015, when compared to the same period for fiscal 2014, increased $33.4 million, or 18.2%.

Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
	2015	Change	2014	2015	Change	2014
	(Dollars in thousands)			(Dollars in thousands)
Selling, general and administrative	$10,620	9.1%	$9,738	$30,116	10.8%	$27,175
Percentage of net sales	4.6%		4.5%	4.6%		4.7%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs.  Selling, general and administrative expenses increased  $0.9 million, or 9.1%, for the three months ended July 31, 2015, when compared to the same period for fiscal 2014.  This increase was primarily related to higher corporate costs, including, but not limited to, general and administrative costs related to stock compensation expense (approximately $0.8 million, of which $0.6 million is attributed to the retirement of our former CFO), salaries (approximately $0.4 million) and legal/consulting fees (approximately $0.2 million),  partially offset by a decrease in accrued management bonuses (approximately $0.8 million).

Selling, general and administrative expenses increased  $2.9 million, or 10.8%, for the nine months ended July 31, 2015, when compared to the same period for fiscal 2014. This increase was primarily related to higher corporate costs, including, but not limited to, general and administrative costs related to salaries (approximately $1.6 million), stock compensation expense (approximately $1.2 million), legal/consulting fees (approximately $0.6 million), accounting fees (approximately $0.3 million), promotion and advertising (approximately $0.3 million), data processing (approximately $0.2 million), other admin fees (approximately $0.2 million) and employee benefits (approximately $0.2 million), partially offset by a decreases in the start-up operations of FreshRealm (approximately $1.0 million) and accrued management bonuses (approximately $1.0 million).

Contingent Consideration Related to RFG Acquisition

	Three months ended July 31,			Nine months ended July 31,
	2015	Change	2014	2015	Change	2014

Contingent consideration related to RFG acquisition	$—	NM	$23,249	$—	NM	$39,503
Percentage of net sales	—		10.6%	—		6.8%

NM-Not Meaningful

RFG’s former owners received the maximum earn-out payment permitted pursuant to the acquisition agreement in fiscal 2014. This caused the significant increase in contingent consideration for fiscal 2014.  There was no contingent consideration expense for the three and nine months ended of fiscal 2015. There will be no future expenses related to this acquisition.

Provision for Income Taxes

	Three months ended July 31,			Nine months ended July 31,
	2015	Change	2014	2015	Change	2014

Provision for income taxes	$4,910	(375.8)%	$(1,780)	$12,390	(611.3)%	$(2,423)
Effective tax rate	36.2%		(615.9)%	35.6%		(152.4)%

For the third quarter of fiscal 2015, our provision for income taxes was $4.9 million, as compared to a benefit $1.8 million recorded for the comparable prior year period.  For the first nine months of fiscal 2015, our provision for income taxes was $12.4 million, as compared to a benefit of $2.4 million recorded for the comparable prior year period.    We expect our effective tax rate to be approximately 35.6% during fiscal 2015. The prior year benefits for income taxes  are primarily attributable to the revaluation adjustment related to contingent consideration.

Liquidity and Capital Resources

Cash provided by operating activities was $32.5 million for the nine months ended July 31, 2015, compared to $27.5 million provided operations for the similar period in fiscal 2014.  Operating cash flows for the nine months ended July 31, 2015 reflect our net income of $22.4 million, net increase in non-cash activities (depreciation and amortization, stock compensation expense, and income from unconsolidated entities) of $8.1 million and a net increase in the noncash components of our operating capital of approximately $2.0 million.

Our operating capital increase includes an increase in payable to growers of $9.2 million, a decrease in prepaid expenses and other current assets of $2.1 million, a decrease in income tax receivable of $1.8 million, and a decrease in advances to suppliers of $0.5 million, and, partially offset by, a net increase in accounts receivable of $9.5 million, a net decrease in trade accounts payable and accrued expenses of $1.2 million, an increase in inventory of $0.6 million and an increase in other assets of $0.3 million.

The increase in payable to growers primarily reflects an increase in California fruit delivered in the month of July 2015, as compared to October 2014. The decrease in our prepaid assets is due primarily to a repayment of our Mexican IVA tax receivable in fiscal 2015. The decrease in income tax receivable primarily reflects the tax impact of current year’s net income. The decrease in advances to suppliers primarily reflects fewer advances made to Agricola Belher related to the receipt of tomatoes in July 2015, compared to October 2014. The increase in our accounts receivable, as of July 31, 2015, when compared to October 31, 2014, primarily reflects higher sales recorded in the month of July 2015, as compared to October 2014. The decrease in accounts payable and accrued expenses is primarily related to a decrease in our payables related to tomatoes and Mexican avocados.  The increase in inventory is primarily related to an increase in the fresh fruit on hand at July 31, 2015.  This was primarily driven by an increase in the volume of California avocados purchased during our third fiscal quarter of 2015, as compared to October 2014.

Cash used in investing activities was $16.9 million for the nine months ended July 31, 2015, which related to the purchase of property, plant and equipment items of $13.9 million, a loan to Agicola Don Memo of $1.8 million, an investment of $1.0 million to the new joint venture which is expected to operate under the name of Agricola Don Memo, and an additional investment contribution in FreshRealm of $0.8 million, partially offset by proceeds received from the liquidation of Calavo Chile of $0.3 million and a repayment of a note to San Rafael for $0.3 million.

Cash used in financing activities was $16.8 million for the nine months ended July 31, 2015, which related principally to the payment of our $13.0 million dividend and payments on long-term obligations of $4.3 million, partially offset by proceeds received on our credit facilities totaling $0.2 million and exercises of stock options of $0.2 million.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing credit facilities.  Cash and cash equivalents as of July 31, 2015 and October 31, 2014 totaled $5.5 million and $6.7 million. Our working capital at July 31, 2015 was $36.2 million, compared to $22.0 million at October 31, 2014.

We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements.  We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments.  Our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. expire in February 2016.  Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases.  Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.7% at July 31, 2015 and October 31, 2014.  Under these credit facilities, we had $36.1 million and $35.9 million outstanding as July 31, 2015 and October 31, 2014.  These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined).  We were in compliance with all such covenants at July 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations.  All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes.  The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2015.

(All amounts in thousands)	Expected maturity date October 31,
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$5,536	$—	$—	$—	$—	$—	$5,536	$5,536
Accounts receivable (1)	66,147	—	—	—	—	—	66,147	66,147
Advances to suppliers (1)	2,746	—	—	—	—	—	2,746	2,746

Liabilities
Payable to growers (1)	$15,035	$—	$—	$—	$—	$—	$15,035	$15,035
Accounts payable (1)	19,510	—	—	—	—	—	19,510	19,510
Current borrowings pursuant to credit facilities (1)	36,080	—	—	—	—	—	36,080	36,080
Fixed-rate long-term obligations (2)	3,006	154	92	89	92	197	3,630	3,674

(1)

We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)

Fixed-rate long-term obligations bear interest rates ranging from 1.7% to 4.3% with a weighted-average interest rate of 2.2%.  We believe that loans with a similar risk profile would currently yield a return of 2.5%.  We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $53,000.

Except as disclosed with the acquisition of Calavo Salsa Lisa, we were not a party to any derivative instruments during the fiscal year.  It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact business primarily in Mexican pesos.  Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a  small-to-moderate impact on our operating results.  We do not anticipate using derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates during fiscal 2015.  Total foreign currency losses for the three months ended July 31, 2015 and 2014, net of gains, was $0.3 million and less than $0.1 million.  Total foreign currency losses for the nine months ended July 31, 2015 and 2014, net of gains, was $1.5 million and $0.1 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7 to the Consolidated Financial Statements, which is incorporated by reference into this Item 1, for a summary of a class action lawsuit that has been filed against us.  In addition, we are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results of operations.

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

101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of July 31, 2015 and October 31, 2014; (2) Consolidated Condensed Statements of Income for the three and nine months ended July 31, 2015 and 2014; (3) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended July 31, 2015 and 2014; (4) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2015 and 2014; and (5) Notes to Unaudited Condensed Financial Statements.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: September 9, 2015
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Date: September 9, 2015
	By	/s/ B. John Lindeman
B. John Lindeman
Chief Financial Officer
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

101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of July 31, 2015 and October 31, 2014; (2) Consolidated Condensed Statements of Income for the three and nine months ended July 31, 2015 and 2014; (3) Consolidated Condensed Statements of Comprehensive Income for the three nine months ended July 31, 2015 and 2014; (4) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2015 and 2014; and (5) Notes to Unaudited Condensed Financial Statements.