Form 10-K
period 2015-10-31
CALAVO GROWERS INC
filed 2015-12-30
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-33385

CALAVO GROWERS, INC.

(Exact name of registrant as specified in its charter)

California	33-0945304
(State of incorporation)	(I.R.S. Employer Identification No.)

1141-A Cummings Road, Santa Paula, CA	93060
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:  (805) 525-1245

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	On Which Registered
Common Stock, $0.001 Par Value per Share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ]  No [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a  non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [X]     Accelerated filer  [ ]     Non-accelerated filer [ ]     Smaller reporting company [ ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant's Common Stock held by non-affiliates on April 30, 2015 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $722.8 million.  Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The number of outstanding shares of the Registrant's Common Stock as of November 30, 2015 was 17,384,295.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the 2016 Annual Meeting of Shareholders, which we intend to hold on April 27, 2016 are incorporated by reference into Part III of this Form 10-K.  The definitive Proxy Statement will be filed within 120 days after October 31, 2015.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo Growers, Inc. and its consolidated subsidiaries (CG) may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, margins, expenses, earnings, earnings per share, tax provisions, cash flows, currency exchange rates, the impact of acquisitions or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on CG and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic trends and events; the competitive pressures faced by CG's businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs; integration and other risks associated with business combinations; the hiring and retention of key employees; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including, but not limited to, the items discussed in "Risk Factors" in Item 1A of this report, and that are otherwise described or updated from time to time in CG's Securities and Exchange Commission reports. CG assumes no obligation and does not intend to update these forward-looking statements.

PART I

Item 1. Business

General development of the business

Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and an expanding provider of value-added fresh food.  Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to food distributors, produce wholesalers, supermarkets, convenience stores, and restaurants on a worldwide basis.  We procure avocados principally from California and Mexico.  Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) process and package fresh cut fruit and vegetables, salads, wraps, sandwiches, fresh snacking products and a variety of behind-the-glass deli items and (iii) produce and package guacamole and salsa.  We distribute our products both domestically and internationally and report our operations in three different business segments:  Fresh products, Calavo Foods and RFG.  See Note 11 in our consolidated financial statements for further information about our business segments.  Our principal executive offices are located at 1141-A Cummings Road, Santa Paula, California 93060; telephone (805) 525-1245.

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

In December 2014, Calavo formed a wholly owned subsidiary Calavo Growers De Mexico, S. de R.L. de C.V. (Calavo Sub).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de C.V., (Belo) a Mexican Company owned by Agricola Belher, and Agricola Don Memo, S.A. de C.V. (Don Memo). Don Memo, a Mexican corporation formed in July 2013, is engaged in the business of owning and improving land in Jalisco, Mexico for the growing of tomatoes and other produce and the sale and distribution of tomatoes and other produce.  Belo and Calavo Sub have an equal one-half ownership interest in Don Memo in exchange for $2 million each.  Pursuant to a management service agreement, Belo, through its officers and employees, has day-to-day power and authority to manage the operations.

We have loaned $4.0 million to Don Memo since its formation. We have recorded such loans in prepaids and other current assets. These monies, intended as a bridge loan, are expected to be replaced with a loan from an institutional lender during our first fiscal quarter of 2016 and this bridge loan will be immediately repaid from the proceeds of the new loan. Additionally, $2.0 million, representing Calavo Sub’s 50% ownership in Don Memo, is included in investment in unconsolidated entities on our balance sheet.

In July 2015, we entered into a Lease Agreement with Green Cove, LLC to lease an operating facility in Jacksonville Florida. The facility is approximately 200,000 square feet and is expected to be a value-added distribution center for all operating segments.  We took possession of the property in August 2015 and are in the process of making improvements to this facility.  The lease began in November 2015 and is scheduled to terminate in October 2031.

In August 2015, we entered into a Shareholder’s Agreement with various partners which created Avocados de Jalisco, S.A.P.I. de C.V. (Avocados de Jalisco).  Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados in Jalisco Mexico.  This entity is approximately 80% owned by Calavo and was consolidated as of October 31, 2015.  Avocados de Jalisco is currently building a packinghouse located in Jalisco, Mexico and such packinghouse is expected to be operational in the second quarter of 2016.

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

We sell avocados to a diverse group of supermarket chains, wholesalers, food service and other distributors, under the Calavo family of brand labels, as well as private labels.  From time to time, some of our larger customers seek short-term sales contracts that formalize their pricing and volume requirements.  Generally, these contracts contain provisions that establish a price floor and/or ceiling during the contract duration.  In our judgment, the shift by our customers to drafting sales contracts benefits large handlers like us, which have the ability to fulfill the terms of these contracts.  During fiscal year 2015, our 5 and 25 largest fresh customers represented approximately 18% and 39% of our total consolidated revenues.  During fiscal year 2014, our 5 and 25 largest fresh customers represented approximately 17% and 40% of our total consolidated revenues.  During fiscal year 2015, 2014 and 2013 none of our fresh customers represented more than 10% of total consolidated revenues.

The Hass variety is the predominant avocado variety marketed on a worldwide basis.  Generally, California grown Hass avocados are available year-round, with peak production periods occurring between January through October.  Other varieties have a more limited picking season and generally command a lower price.  Approximately 1,900 California growers deliver avocados to us, generally pursuant to a standard marketing agreement.  Over the past several years, our share of the California avocado crop has remained strong, with approximately 28% of the 2015 shipped California avocado crop handled by us, based on data published by the California Avocado Commission.  We attribute our solid foothold in the California industry principally to the competitiveness of the per pound returns we pay and the communication and service we maintain with our growers.

California avocados delivered to our packinghouses are grouped as a homogenous pool on a ~weekly basis based on the variety, size, and grade.  They are then graded, sized, packed, cooled and, frequently, ripened for delivery to customers. Our ability to estimate the size, as well as the timing of the delivery of the annual avocado crop, has a substantial impact on both our costs and the sales price we receive for the fruit. To that end, our field personnel maintain direct contact with growers and farm managers and coordinate harvest plans. The feedback from our field-managers is used by our sales department to prepare sales plans used by our direct sales force.

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

The proceeds we receive from the sale of each separate avocado pool, net of a packing and marketing fee to cover our costs and a profit, generate the initial amounts considered to be paid back to the growers once a month. The packing and marketing fee we withhold is determined by our Chief Executive Officer and is revised from time to time based on our estimated per pound packing and operating costs, as well as our operating profit. This fee is a fixed rate per pound packed.  These amounts are then compared to field quotes provided for each avocado pool, with the resulting final payment determined based on the field quotes to the growers.

The California avocado market is highly competitive with 9 major avocado handlers.  A marketing order enacted by the state legislature is in effect for California grown avocados and provides the financial resource to fund generic advertising and promotional programs.  Avocados handled by us are identifiable through packaging and the Calavo brand name sticker.

We also import avocados from Mexico.  Our strategy is to increase our market share of currently sourced avocados to all accepted marketplaces.  We believe that our new packinghouse located in Jalisco, Mexico will help increase our percentage of Mexican sourced avocados, as well as further diversify the areas from which we source fruit in Mexico.

We typically purchase Mexican avocados from growers and packers located in Mexico.  The purchase price we pay for fruit acquired from Mexican growers is generally negotiated for substantially all the fruit in a particular grove.  Once a purchase price is tentatively agreed to, the fruit is then harvested and delivered to our packinghouse located in Uruapan, Michoacán, Mexico.  Once delivered, such fruit is weighed, graded, sized, packed, and cooled for shipment, primarily to the United States.  Payment for such fruit can be changed from what was initially agreed to if the actual packout does not reach levels forecasted by the grower. Fruit purchased directly from Mexican packers is used as a supplemental source and is packed to our standards for shipment to either our customers or our operating facilities. In either case, the purchase price of Mexican avocados is generally based on our estimated selling prices of such fruit, less anticipated packing and/or selling costs and our desired margin.  We believe these two current sources, in conjunction with the expected opening of our packinghouse in Jalisco, Mexico, allow us to maximize both the timely acquisition, as well as purchase price, of Mexican fruit.

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

We believe that our continued success in marketing Mexican avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices, and keeping the handling costs low as we ship the Mexican avocados to our packinghouses and distribution centers.  We are subject to USDA and other regulatory inspections to ensure the safety and the quality of the fruit being delivered from Mexico.  The Mexican avocado harvest, which is often considerably larger than the California avocado harvest, is both complimentary and competitive with the California market, as the Mexican harvest is near year round (most significant from September to June).  As a result, it is common for Mexican growers to monitor the supply of avocados for export to the United States in order to obtain higher field prices.  During 2015, we packed and distributed approximately 18% of the avocados exported from Mexico into the United States and approximately 5% of the avocados exported from Mexico to countries other than the United States, based on our estimates.

We have developed a series of marketing and sales initiatives primarily aimed at our largest customers that are designed to differentiate our products and services from those offered by our competitors.  Some of these key initiatives are as follows:

•

We continue to have success with our ProRipeVIP™ avocado ripening program.  This proprietary program allows us to deliver avocados evenly ripened to our customers’ specifications.  We have invested in TasteTech Near Infrared (NIR) technology and equipment.  The most significant reason we invested in the TasteTech systems is because the NIR technology measures internal qualities of the entire piece of fruit, as opposed to competitive mechanical tests that use pressure and calculated averages to measure firmness.  We believe that ripened avocados help our customers address the consumers' immediate needs and accelerate the sale of avocados through their stores.  We currently have three TasteTech systems in use in the United States, which, we believe, can effectively meet our customers’ demand for conditioned fruit.

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

Perishable food products include various commodities, including tomatoes, papayas, and pineapples.  The majority of our sales are generated from tomatoes and papayas.  Tomatoes are primarily handled on a consigned basis, while papayas are handled on a pooling basis, similar to the legacy method of paying the California avocado pools previously described.  Sales of our diversified Fresh products do not generally experience significant fluctuations related to seasonality.  We believe our efforts in distributing our other various commodities complement our offerings of avocados.

Calavo Foods

The Calavo Foods segment was originally conceived as a mechanism to stabilize the price of California avocados by reducing the volume of avocados available to the marketplace.  In the 1960's and early 1970's, we pioneered the process of freezing avocado pulp and developed a wide variety of guacamole recipes to address the diverse tastes of consumers and buyers in both the retail and food service industries.  One of the key benefits of frozen products is their long shelf-life.  With the introduction of low cost processed products delivered from Mexican based processors, however, we realigned the segment's strategy by shifting the fruit procurement and pulp processing functions to Mexico.

We utilize ultra-high pressure technology equipment which is designed to protect and safeguard our avocado and guacamole products without the need of preservatives.  Using high pressure only, this procedure substantially destroys the cells of any bacteria that could lead to spoilage, food safety, or oxidation issues.  Once the procedure is complete, our packaged guacamole is cased and shipped to various retail, club, and food service customers throughout the markets we service in the U.S and abroad.  By fiscal year 2010, we had two 215L ultra high pressure machines into service.  These machines, which are located in Uruapan, pressurize all guacamole product lines, including all frozen products, which begun in fiscal 2010.  A 3rd ultra-high pressure machine, with a larger capacity of 350L, was put into service during our first fiscal quarter of 2012. We estimate that our operating capacity for all three ultra-high pressure machines at year end to be approximately 90%.  With this elevated capacity, we are considering various plans to expand our production capacity to meet our future expected growth.  Net sales of our ultra-high pressure (fresh) products, typically sold to retail customers, represented approximately 48% and 45% of total guacamole products within the Calavo Foods segment sales for the years ended October 31, 2015 and 2014.

Sales in the U.S. and Canada are made principally through a commissioned nationwide broker network, which is supported by our regional sales managers.  We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, strategically located warehouses, and market relationships.  During fiscal year 2015, our 5 and 25 largest processed product customers represented approximately 3% and 5% of our total consolidated revenues.  During fiscal year 2014, our 5 and 25 largest processed product customers represented approximately 3% and 6% of our total consolidated revenues.  During fiscal years 2015, 2014 and 2013 none of our processed product customers represented more than 10% of total consolidated revenues.

RFG

Acquired in June of 2011, Renaissance Food Group, LLC (RFG) is a leader in the fast-growing refrigerated fresh packaged goods category.  RFG produces, markets, and distributes nationally a portfolio of healthy, high quality fresh packaged food products for consumers via the retail channel, including national and regional supermarkets, club stores, mass merchandisers, convenience stores, and specialty/natural retailers.  As a leader in refrigerated fresh packaged foods, RFG utilizes a network of company-operated and independently-operated USDA and organic certified fresh food facilities strategically located across the U.S.  These facilities allow RFG to offer national retailers high quality, refrigerated fresh foods that can be delivered within hours from time of production.  Consumer demand is high for quality refrigerated fresh packaged foods and RFG’s speed to market, product innovation and broad product range positions the Company well to serve retailers addressing this consumer trend.  RFG products include fresh prepared fruit and vegetables, fresh prepared entrée salads, wraps, sandwiches and fresh snacking products as well as ready-to-heat entrees and other hot bar and behind-the-deli glass meal and salad kits.  RFG products are marketed under the Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials as well as store-brand, private label programs. Backed by Calavo’s resources, the business unit continues to expand its footprint in the retail grocery channel

During fiscal year 2015, our 5 and 25 largest RFG product customers represented approximately 23% and 33% of our total consolidated revenues.  During fiscal year 2014, our 5 and 25 largest RFG product customers represented approximately 24% and 32% of our total consolidated revenues.  During fiscal years 2014, 2013 and 2012 none of our RFG product customers represented more than 10% of total consolidated revenues.

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

Research and Development

Prior to the acquisition of RFG, we did not undertake significant research and development efforts. Research and development programs, if any, were limited to the continuous process of refining and developing new techniques to enhance the effectiveness and efficiency of our Calavo Foods operations and the handling, ripening, storage, and packing of fresh avocados.  With the acquisition of RFG, however, we have increased research and development for new and improved products which is driven by customer requests, changes in product specifications, customer and market research and/or innovative ideas generated by our own team of experts with food processing and culinary backgrounds.  We solicit customer and supplier input, review process and product trends and conduct sensory and shelf life testing, all to expand the category and drive new sales for our customers. In fiscal years 2014 and 2013, with the consolidation of FreshRealm, we had an increased emphasis on research and development.  Much of the research and development for FreshRealm was on a re-usable shipping container, which includes designing and the testing of prototypes, testing packing efficiency, gathering consumer feedback, thermal research, and testing the longevity and reusability of the containers.  Research and development costs are charged to expense when incurred.  Total research and development costs for fiscal years 2015 was insignificant. Total research and development costs for fiscal years 2014 was approximately $0.8 million.  Total research and development costs for fiscal years 2013 was approximately $1.5 million.

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

Employees

As of October 31, 2015, we had 2,064 employees, of which 691 were located in the United States and 1,373  were located in Mexico.  We do not have a significant number of United States employees covered by a collective bargaining agreement.  1,219 of Calavo's Mexican employees are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage.

The following is a summary of the number of "salaried" and "hourly" employees as of October 31, 2015.

Location	Salaried	Hourly	Total
United States	334	357	691
Mexico	154	1,219	1,373
TOTAL	488	1,576	2,064

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

•

Non-California sourced avocados and perishable food products are also subject to competition from other California avocado handlers that market Chilean and Peruvian grown avocados.  If we are unable to consistently pay Chilean and Peruvian packers a competitive price for their avocados, these packers may choose to have their avocados marketed by alternate handlers.

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

We conduct a substantial amount of business with growers and customers who are located outside the United States.  We purchase avocados from foreign growers and packers, sell fresh avocados and processed avocado products to foreign customers, and operate a packinghouse and a processing plant in Mexico.  In the most recent years, there has been an increase in organized crime in Mexico.  This has not had an impact on our operations, but this does increase the risk of doing business in Mexico.   We are also subject to regulations imposed by the Mexican government, and also to examinations by the Mexican tax authorities.  Significant changes to these government regulations and to assessments by the Mexican tax authorities can have a negative impact on our operations and operating results in Mexico.  For additional information about our non-California sourced fruit, see the "Business" section included in this Annual Report.

Our current international operations are subject to a number of inherent risks, including:

•	Local economic and political conditions, including disruptions in trading and capital markets;
•	Restrictive foreign governmental actions, such as restrictions on transfers of funds and trade protection measures, including export duties and quotas and customs duties and tariffs; and
•	Changes in legal or regulatory requirements affecting foreign investment, loans, taxes (including value-added taxes), imports, and exports

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

We intend to review acquisition prospects that would complement our business.  While we are not currently a party to any agreement with respect to any acquisitions, we may acquire other businesses in the future.  Future acquisitions by us could result in accounting charges, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock.  Acquisitions entail numerous risks, including the assimilation of the acquired operations, diversion of management's attention to other business concerns, risks of entering markets in which we have limited prior experience, and the potential loss of key employees of acquired organizations.  We may be unable to successfully integrate businesses or the personnel of any business that might be acquired in the future, and our failure to do so could have a material adverse effect on our business and on the market price of our common stock.

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

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

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

Primarily handles California and Mexican avocados.  The facility was purchased in 1955 and has been improved in capacity and efficiency since then.  This facility operates substantially similar to our Temecula facility. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Owned	Temecula	California

Primarily handles California and Mexican avocados.  The facility was built in 1985 and has been improved in capacity and efficiency since then.  This facility operates substantially similar to our Santa Paula facility.  We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Operating and Distributing Facilities:

Leased or Owned:	City	State	Description
Owned	Santa Paula	California

Primarily ripens, sorts, packs and ships fresh avocados. We sort and pack certain diversified commodities as well. We believe that the annual capacity of this facility will be sufficient to pack and ripen, if necessary, its expected annual volume of avocados and specialty commodities delivered to us.

Leased	Swedesboro	New Jersey

Primarily ripens, sorts, packs, and ships avocados.  Additionally, it also serves to store and ship certain tropical commodities, as well as ready-to-eat/heat deli and prepared guacamole products. In 2016, we increased this facility’s ripe room capacity by 50%, and doubled its bagging capacity. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Garland	Texas

Primarily ripens, sorts, packs and ships fresh avocados. Additionally, it also serves to store and ship prepared guacamole products as well.  We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Jacksonville	Florida

Opened in the first fiscal quarter of 2016, this facility ripens, sorts, packs and ships fresh avocados and stores and ships prepared guacamole. When fully optimized, this facility will also process cut fruits and vegetables, salads, sandwiches, and wraps.  We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Nogales	Arizona

Primarily ripens, sorts, packs and ships, tomatoes, and other diversified commodities.  We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Hilo	Hawaii	Primarily sorts, packs, and ships papayas and processes papaya into puree. We believe that the annual capacity will be sufficient to handle its forecasted annual production needs.

Owned	Hilo	Hawaii	Primarily provides irradiation services for produce grown in Hawaii. We believe that the annual capacity will be sufficient to handle its forecasted annual production needs.

Leased	St. Paul	Minnesota	CSL facility that produces salsa. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Houston	Texas

RFG facility that primarily processes cut fruits and vegetables, salads, sandwiches, and wraps. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Sacramento	California

RFG facility that primarily processes cut fruits and vegetables, salads, sandwiches, and wraps. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Mexico Locations:

Packinghouse and Processing Facility:

Leased or Owned:	City	State	Description
Owned	Uruapan	Michoacan

Our Calavo Foods processing facility produces our guacamole products.  While we believe this capacity is reasonable give our current sales, we are considering various plans to meet our future expected growth.

Owned	Uruapan	Michoacan

Handles avocados delivered to us by Mexican growers.  The facility was built in 1985 and has been significantly improved in capacity and efficiency since then. We believe that the annual capacity of this facility will be sufficient to process its forecasted annual production needs.

Owned	Jalisco	Jalisco

Expected to open in the second quarter of 2016, this new facility will handle avocados delivered to us by Mexican growers.  We believe that the annual capacity of this facility will be sufficient to process its forecasted annual production needs.

Item 3. Legal Proceedings

In January 2015, various class action lawsuits were filed against the Company and certain of its officers and directors (collectively, the “Defendants”) in the United States District Court for the Central District of California.  These were consolidated into a single case - El Dabe, et al. v. Calavo Growers, Inc., et al., No. 2:15-cv-00400 (C.D. Cal.) - during our second fiscal quarter. The case arises from the Company’s announcement on January 15, 2015 that it had identified a non-cash misstatement in its historical consolidated financial statements related to its treatment of contingent consideration in the Company’s acquisition of Renaissance Food Group, LLC in June 2011. The same day, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that the Company was recording a non-cash charge totaling $88.9 million before tax ($54 million net of tax) in connection with the error. The complaint alleges that the Defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and 17 C.F.R. 240.10b-5 by fraudulently misstating the Company’s finances in the Company’s public filings.  The complaint also alleges that certain of the Company’s officers and directors are liable for these actions pursuant to Section 20(a) of the Exchange Act.

In the third quarter of fiscal 2015, the plaintiffs filed an amended complaint, which the Defendants moved to dismiss for failure to state a claim. In the fourth quarter of fiscal 2015, this motion to dismiss was granted, and the plaintiffs were granted leave to amend the complaint.  During the first quarter of fiscal 2016, the plaintiffs filed an amended complaint, which the Defendants again moved to dismiss for failure to state a claim.  The next hearing before the Court is expected during the second quarter of fiscal 2016.  We intend to vigorously defend ourselves against this lawsuit and we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position or results of operations.

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

Name	Age	Position
Lecil E. Cole	76	Chairman of the Board, and Chief Executive Officer
Kenneth J. Catchot	52	Chief Operating Officer and President
B. John Lindeman	45	Chief Financial Officer
Robert J. Wedin	66	Vice President, Sales and Fresh Marketing
Alan C. Ahmer	67	Vice President, Processed Product Sales and Production
Michael A. Browne	57	Vice President, Fresh Operations

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

Kenneth J. Catchot has served as our President and Chief Operating Officer since June 2015. Mr. Catchot succeeds Arthur J. Bruno, who retired as Calavo’s Chief Operating Officer on June 15, 2015.  Mr. Catchot co-founded RFG in 2003 and has served as an officer of RFG since 2003.

B. John Lindeman has served as our Chief Financial Officer since August 2015 and succeeds Arthur J. Bruno, who retired in June 2015.  Prior to joining Calavo, Mr. Lindeman served as Managing Director at Sageworth Trust Company.  Prior to joining Sageworth, Mr. Lindeman served as Managing Director at Janney Montgomery Scott from August 2009 to March 2015.   Prior to joining Janney, Mr. Lindeman served as Managing Director at Stifel Nicolaus from December 2005 to August 2009 and as Principal at Legg Mason from October 1999 to December 2005.  Prior to joining Legg Mason, Mr. Lindeman was Manager at PricewaterhouseCoopers LLP.

Robert J. Wedin has served as our Vice President since 1993.  Mr. Wedin joined us in 1973 at our then Santa Barbara packinghouse.  Beginning in 1990, Mr. Wedin served as a director of the California Avocado Commission for a period of ten years.  Mr. Wedin currently is a board member of Producesupply.org and serves as a member of that organization's executive committee.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In March 2002, our common stock began trading on the OTC Bulletin Board under the symbol "CVGW."  In July 2002, our common stock began trading on the Nasdaq National Market under the symbol "CVGW" and currently trades on the Nasdaq Global Select Market.

The following tables set forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Global Select Market.

Fiscal 2015	High	Low
First Quarter	$48.73	$38.83
Second Quarter	$52.85	$39.46
Third Quarter	$56.67	$49.95
Fourth Quarter	$60.50	$44.09

Fiscal 2014	High	Low
First Quarter	$32.49	$28.30
Second Quarter	$36.17	$28.69
Third Quarter	$35.23	$29.91
Fourth Quarter	$48.63	$35.51

As of November  30, 2015, there were approximately 894 stockholders of record of our common stock.

Dividend Policy

Our dividend policy is to provide for an annual dividend payment, as determined by the Board of Directors.  We anticipate paying dividends in the first quarter of our fiscal year.

On December 8, 2015, we paid a $0.80 per share dividend in the aggregate amount of $13.9 million to shareholders of record on November 17, 2015.

On December 8, 2014, we paid a $0.75 per share dividend in the aggregate amount of $13.0 million to shareholders of record on November 17, 2014.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following summary consolidated financial data (other than pounds information) for each of the years in the five-year period ended October 31, 2015, are derived from the audited consolidated financial statements of Calavo Growers, Inc.

Historical results are not necessarily indicative of results that may be expected in any future period.  The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto that are included elsewhere in this Annual Report.

	Fiscal Year Ended October 31,
	2015	2014	2013	2012	2011

	(In thousands, except per share data)
Income Statement Data: (1)(2)(3)(4)(8)(9)
Net sales	$856,824	$782,510	$691,451	$551,119	$522,529
Gross margin	85,227	71,228	59,448	60,665	42,931
Selling, general and administrative	41,558	36,605	33,485	32,714	24,934
Net income attributable to Calavo Growers, Inc.	27,199	97	(1,795)	15,802	10,863
Basic net income per share	$1.57	$0.01	$(0.12)	$1.07	$0.74
Diluted net income per share	$1.57	$0.01	$(0.12)	$1.05	$0.74
Balance Sheet Data as of End of Period(4)(10):
Working capital	$18,964	$22,047	$(3,252)	$1,287	$2,323
Total assets	284,945	283,464	239,810	207,787	185,284
Accrued expenses	21,311	25,303	36,541	30,554	25,565
Current portion of long-term obligations	2,206	5,099	5,258	5,416	5,448
Long-term debt, less current portion	586	2,791	7,792	13,039	18,244
Shareholders' equity	185,982	179,406	119,093	102,719	89,632
Cash Flows Provided by (Used in):
Operations	$37,283	$24,547	$13,712	$22,011	$7,866
Investing(2)(3)(5)(7)	(21,054)	(21,753)	(7,746)	(7,449)	(20,907)
Financing(6)	(15,802)	(4,069)	(5,050)	(10,233)	14,751
Other Data:
Dividends declared per share	$0.80	$0.75	$0.70	$0.65	$0.55
Net book value per share	$10.70	$10.37	$7.58	$6.90	$6.07
Pounds of California avocados sold	75,538	74,438	141,400	127,145	84,913
Pounds of non-California avocados sold	312,710	258,940	218,244	174,995	156,973
Pounds of processed avocados products sold	27,182	26,451	21,636	17,341	18,811

(1)

In July 2013, we entered into an Amended and Restated Limited Liability Company Agreement of FreshRealm. When we deconsolidated FreshRealm (see below), principal operations had not yet commenced.  As a result, FreshRealm had no sales or cost of sales.  FreshRealm had incurred $1.0 million and $1.9 million of expenses related to its development as of October 31, 2014 and 2013, which are included in selling, general and administrative expenses.

(2)

In May 2014, we deconsolidated FreshRealm (see above).  We recorded a gain on the deconsolidation of FreshRealm of $12.6 million, which has been recorded on the face of the income statement as other income.  Our investment of $17.8 million in FreshRealm has been recorded as investment in unconsolidated subsidiaries on our balance sheet. See Note 18 in prior year’s Consolidated Financial Statements for more information related to the deconsolidation of FreshRealm.

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

(5)

In July 2015, Calavo Sub entered into a Shareholder Agreement with Belo a Mexican Company owned by Agricola Belher, and Don Memo. Don Memo, a Mexican corporation created in July 2013, is engaged in the business of owning and improving land in Jalisco, Mexico for the growing of tomatoes and other produce and the sale and distribution of tomatoes and other produce.  In fiscal 2013, we contributed $1.0 million as an investment in Don Memo.  In fiscal 2014, we have advanced an additional $3.2 million as a bridge loan.  In fiscal 2015, we have contributed an additional $1.0 million as an investment in Don Memo, totaling $2.0 as an investment in Don Memo.  Additionally, in fiscal 2015 we loaned $0.8 million for a total of $4.0 million as a bridge loan.  We have recorded such loans in prepaids and other current assets. This bridge loan is expected to be replaced with a loan from an institutional lender during our first fiscal quarter of 2016 at which time our bridge loan will be immediately repaid from the proceeds of the new loan.

(6)

Cost of Sales for fiscal 2014, 2013, and 2012 include non-cash compensation expense related to the acquisition of RFG totaling $1.8 million, $0.7  million, and an insignificant amount.  These non-cash expenses will not continue into fiscal 2015 nor beyond.  See Note 3 in prior year’s Consolidated Financial Statements for more information.

(7)

Selling, General, and Administrative expenses for fiscal 2014, 2013 and 2012 include non-cash compensation expense related to the acquisition of RFG totaling $0.7 million, $0.3 million, and an insignificant amount.  These non-cash expenses will not continue into the future.  See Note 3 in prior year’s Consolidated Financial Statements for more information.

(8)

Included in accrued liabilities as of October 31, 2013, 2012, and 2011 is a non-cash, contingent consideration liability totaling $15.6 million, $11.2 million, and $8.3 million related to the acquisition of RFG.  This liability resolved during fiscal 2014 and will not continue in the future.  See Note 3 in prior year’s Consolidated Financial Statements for more information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Consolidated Financial Data" and our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions.  Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under "Risks related to our business" included in Item 1A and elsewhere in this Annual Report.

Overview

We are a leader in the distribution of avocados, prepared avocado products, and other perishable food products throughout the United States.  Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis.  We procure avocados principally from California and Mexico.  Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) process and package fresh cut fruit and vegetables, salads, wraps, sandwiches, fresh snacking products and a variety of behind-the-glass deli items and (iii) produce and package guacamole and salsa.  We report our operations in three different business segments:  (1) Fresh products, (2) Calavo Foods and (3) RFG.  See Note 11 to our consolidated financial statements for further discussion.

Our Fresh products business grades, sizes, packs, cools, and ripens (if desired) avocados for delivery to our customers.  During fiscal 2015, we operated two packinghouses and three operating and distributing facilities that handle avocados across the United States. These packinghouses handled approximately 28% of the California avocado crop during the 2015 fiscal year, based on data obtained from the California Avocado Commission.  Our operating results and the returns we pay our growers are highly dependent on the volume of avocados delivered to our packinghouses, as a significant portion of our costs is fixed.  Our strategy calls for continued efforts to retain and recruit growers that meet our business model.    Additionally, our Fresh products business also procures avocados grown in Mexico, as well as other various commodities, including tomatoes, papayas, and pineapples.  We operate a packinghouse in Mexico that, together with certain co-packers that we frequently purchase fruit from, handled approximately 18% of the Mexican avocado crop bound for the United States market and approximately 5% of the avocados exported from Mexico to countries other than the United States during the 2014-2015 Mexican season, based on our estimates.  Our strategy is to increase our market share of currently sourced avocados to help meet anticipated demand. We believe our diversified avocado sources provide a level of supply stability that may, over time, help solidify the demand for avocados among consumers in the United States and elsewhere in the world.  We believe our efforts in distributing our other various commodities, such as those shown above, complement our offerings of avocados.  From time to time, we continue to explore distribution of other crops that provide reasonable returns to the business.

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

Net sales of frozen products represented approximately 52% and 55% of total processed segment sales for the years ended October 31, 2015 and 2014.  Net sales of our ultra-high pressure products represented approximately 48% and 45% of total processed segment sales for the years ended October 31, 2015 and 2014.

Our RFG business produces, markets and distributes nationally a portfolio of healthy, high quality fresh packaged food products for consumers via the retail channel.  RFG products include fresh prepared fruit and vegetables, fresh prepared entrée salads, wraps, sandwiches and fresh snacking products as well as ready-to-heat entrees and other hot bar and behind-the-deli glass meal and salad kits.  RFG products are marketed under the Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials as well as store-brand, private label programs.

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

Recent Developments

Dividend Payment

On December 8, 2015, we paid a $0.80 per share dividend in the aggregate amount of $13.9 million to shareholders of record on November 17, 2015.

Avocados de Jalisco

In August 2015, we entered into a Shareholder’s Agreement with various partners which created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”).  Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados in Jalisco Mexico.  This entity is approximately 80% owned by Calavo and was consolidated as of October 31, 2015.  Avocados de Jalisco is currently building a packinghouse located in Jalisco, Mexico and such packinghouse is expected to be operational in the second quarter of 2016.

Contingencies

From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

In January 2015, various class action lawsuits, which have been consolidated into a single lawsuit during our second fiscal quarter, were initiated against the company related to the restatement of previously-issued financial statements. In the third quarter of fiscal 2015, the plaintiffs filed an amended complaint, to which we filed a motion to dismiss (MTD).  In the fourth quarter of fiscal 2015, the plaintiffs filed an opposition to this MTD, to which we subsequently filed a reply to said opposition. Ultimately, in our 4th fiscal quarter, our MTD was granted, but with leave to amend.  During our first quarter of fiscal 2016, the plaintiffs filed another amended complaint, to which we filed another MTD.  The next hearing before the judge is expected during the second quarter of fiscal 2016.  We intend to vigorously defend ourselves against this lawsuit and we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position or results of operations.

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

Goodwill and acquired intangible assets.  Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment.  Goodwill impairment testing is a two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units.  The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.  We performed our annual assessment of goodwill and determined that no impairment existed as of October 31, 2015.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of income, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,
	2015	2014	2013

Net sales	100%	100%	100%
Gross margins	9.9%	9.1%	8.6%
Selling, general and administrative	4.9%	4.7%	4.8%
Contingent consideration related to RFG acquisition	0.0%	6.5%	4.8%
Operating income	5.1%	(2.1)%	(1.0)%
Interest income	0.0%	0.0%	0.0%
Interest expense	(0.1)%	(0.1)%	(0.2)%
Other income, net	0.0%	0.1%	0.1%
Net income (loss)	3.2%	0.0%	(0.4)%

Net Sales

We believe that the fundamentals for our products continue to be favorable.  Firstly, Americans continue to eat more avocados.  United States (U.S.) avocado demand continues to grow, with per capita use in 2014/15 reaching 6.5 pounds per person, up 6 percent from the previous year, and approximately 104% higher the estimate of a decade ago. We believe that the healthy eating trend that has been developing in the United States contributes to such growth, as avocados, which are cholesterol and sodium free, are dense in fiber, vitamin B6, antioxidants, potassium, folate, and contain unsaturated fat, which help lower cholesterol.  Also, a growing number of research studies seem to suggest that phytonutrients, which avocados are rich in, help fight chronic illnesses, such as heart disease and cancer.

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

In October 2002, the USDA announced the creation of a Hass Avocado Board to promote the sale of Hass variety avocados in the U.S. marketplace.  This board provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace.  The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales.  We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our avocado businesses.  During fiscal 2015, 2014 and 2013, on behalf of avocado growers, we remitted approximately $1.7 million, $1.7 million and $2.0 million to the California Avocado Commission.  During fiscal 2015, 2014 and 2013, we remitted approximately $8.3 million, $7.1 million and $8.0 million to the Hass Avocado Board related to avocados.

We also believe that our diversified fresh products, primarily tomatoes and papayas, are positioned for future growth.

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

Additionally, through the acquisition of RFG, we substantially expanded and accelerated the Company’s presence in the fast-growing refrigerated fresh packaged foods category through an array of retail product lines for produce, deli, and food service departments.  RFG products include fresh prepared fruit and vegetables, fresh prepared entrée salads, wraps, sandwiches and fresh snacking products as well as ready-to-heat entrees and other hot bar and behind-the-deli glass meal and salad kits.  RFG products are marketed under the Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials as well as store-brand, private label programs.

The following tables set forth sales by product category and sales incentives, by segment (dollars in thousands):

	Year ended October 31, 2015				Year ended October 31, 2014
	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$471,178	$—	$—	$471,178	$433,581	$—	$—	$433,581
Tomatoes	18,681	—	—	18,681	19,705	—	—	19,705
Papayas	9,485	—	—	9,485	12,619	—	—	12,619
Pineapples	2,397	—	—	2,397	5,086	—	—	5,086
Other fresh products	442	—	—	442	1,037	—	—	1,037
Food service	—	49,212	—	49,212	—	48,085	—	48,085
Retail and club	—	22,736	296,697	319,433	—	22,334	255,074	277,408
Total gross sales	502,183	71,948	296,697	870,828	472,028	70,419	255,074	797,521
Less sales incentives	(1,472)	(9,792)	(2,740)	(14,004)	(1,079)	(11,140)	(2,792)	(15,011)
Net sales	$500,711	$62,156	$293,957	$856,824	$470,949	$59,279	$252,282	$782,510

	Year ended October 31, 2014				Year ended October 31, 2013
	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$433,581	$—	$—	$433,581	$407,678	$—	$—	$407,678
Tomatoes	19,705	—	—	19,705	22,623	—	—	22,623
Papayas	12,619	—	—	12,619	13,077	—	—	13,077
Pineapples	5,086	—	—	5,086	5,739	—	—	5,739
Other fresh products	1,037	—	—	1,037	601	—	—	601
Food service	—	48,085	—	48,085	—	43,616	—	43,616
Retail and club	—	22,334	255,074	277,408	—	18,789	195,376	214,165
Total gross sales	472,028	70,419	255,074	797,521	449,718	62,405	195,376	707,499
Less sales incentives	(1,079)	(11,140)	(2,792)	(15,011)	(1,349)	(10,791)	(3,908)	(16,048)
Net sales	$470,949	$59,279	$252,282	$782,510	$448,369	$51,614	$191,468	$691,451

Net sales to third parties by segment exclude inter-segment sales and cost of sales.    For fiscal year 2015, 2014 and 2013, inter-segment sales and cost of sales of $1.5 million, $2.2 million and $1.9 million between Fresh products and RFG were eliminated. For fiscal year 2015, 2014 and 2013, inter-segment sales and cost of sales of $1.9 million, $1.7 million and $0.8 million between Calavo Foods and RFG were eliminated.

The following table summarizes our net sales by business segment:

	2015	Change	2014	Change	2013
	(Dollars in thousands)
Net sales:
Fresh products	$500,711	6.3%	$470,949	5.0%	$448,369
Calavo Foods	62,156	4.9%	59,279	14.9%	51,614
RFG	293,957	16.5%	252,282	31.8%	191,468
Total net sales	$856,824	9.5%	$782,510	13.2%	$691,451

As a percentage of net sales:
Fresh products	58.4%		60.2%		64.8%
Calavo Foods	7.3%		7.6%		7.5%
RFG	34.3%		32.2%		27.7%
	100%		100%		100%

Summary

Net sales for the year ended October 31, 2015, compared to 2014, increased by $74.3 million, or 9.5%.  The increases in sales, when compared to the same corresponding prior year periods, are related to increases in sales from all segments.

For fiscal year 2015, our largest percentage increase in sales was RFG, followed by our Fresh products segment and our Calavo Foods segment, as shown above.  Our increase in RFG sales was due primarily to increased sales from cut fruit and vegetables platters, as well as an increase in sales of deli products.  Our increase in Fresh product sales during fiscal year 2015 was due primarily to increased sales of Mexican and Peruvian sourced avocados.   Partially offsetting this increase in Fresh product sales for fiscal year 2015, however, were decreases in sales of California and Chilean sourced avocados, papayas, pineapples, and tomatoes.  We experienced an increase in our Calavo Foods segment during fiscal year 2015, which was due primarily to an increase in the sales of our guacamole and salsa products.  See discussion below for further details.

While the procurement of fresh avocados related to our Fresh products segment is very seasonal, our Calavo Foods business is generally not as seasonal.

Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company.  All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Fiscal 2015 vs. Fiscal 2014:

Net sales delivered by the Fresh products business increased by approximately $29.8 million, or 6.3%, for the year ended October 31, 2015, when compared to fiscal 2014.  As discussed above, this increase in Fresh product sales during fiscal 2015 was primarily related to increased sales of Mexican and Peruvian sourced avocados, partially offset by decreases in sales of California and Chilean sourced avocados, papayas, pineapples, and tomatoes. See details below.

Sales of Mexican sourced avocados increased $39.3 million, or 12.0%, for the year ended October 31, 2015, when compared to the same prior year period. The increase in Mexican sourced avocados was primarily due to an increase in the pounds sold, which increased by approximately 51.3 million pounds of avocados sold, or 20.1%, when compared to the same prior year period. Partially offsetting this increase in pounds sold, however, is a decrease in the sales price per carton.  The sales price per carton for Mexican sourced avocados decreased by approximately 6.7%.  We attribute much of this change to a higher supply of avocados in the market.

Sales of Peruvian sourced avocados increased to $5.4 million for the year ended October 31, 2015, compared to $0.8 million for the same period for fiscal 2014.  The increase in Peruvian sourced avocados was primarily due to an increase in the pounds sold, which increased by approximately 5.2 million pounds.

Partially offsetting such increases was a decrease in sales of California sourced avocados, which decreased $3.7 million, or 3.6%  for the year ended October 31, 2015, when compared to the same prior year period. The decrease in California sourced avocados was primarily due to a decrease in the sales price per carton, which decreased approximately 5.0%.  Partially offsetting this decrease, however, was an increase pounds sold.  California sourced avocados sales reflect an increase in 1.1 million pounds of avocados sold, or 1.5%, when compared to the same prior year period.

Sales of Chilean sourced avocados decreased $3.0 million, or 97.4%, for the year ended October 31, 2015, when compared to the same prior year period.  The decrease in Chilean sourced avocados was primarily due to the Company’s decision to focus more heavily on sourcing avocados from other growing regions outside the US, namely Mexico and Peru.  As a result, Chilean sourced avocados sales reflect a decrease in 2.7 million pounds of avocados sold, when compared to the same prior year period.  In addition, we have liquidated our unconsolidated subsidiary Calavo Chile, which further caused the above decrease.

Partially offsetting these increases were decreases in sales of pineapples, papayas and tomatoes. Sales of papayas decreased $2.7 million, or 23.9%, sales of pineapples decreased $2.7 million, or 52.9% and sales of tomatoes decreased $1.0 million, or 5.2%, for the year ended October 31, 2015, when compared to the same period for fiscal 2014. The decrease in sales for pineapples, papayas, and tomatoes are primarily due to decreases in the number of cartons sold.  We attribute all of these decreases in cartons sold due primarily to weather related issues effecting the quality and quantity of the fruit.

We anticipate that sales volume of California grown avocados will increase in fiscal 2016, due to a larger expected California avocado crop.  We anticipate that sales of Mexican grown avocados will increase in fiscal 2016, when compared to the same prior year period, due to higher overall volume.    In addition, we anticipate that sales volume of tomatoes will increase in fiscal 2016.

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

Calavo Foods

Fiscal 2015 vs. Fiscal 2014:

Sales for Calavo Foods for the year ended October 31, 2015, when compared to the same period for fiscal 2014, increased $2.9 million, or 4.9%.  This increase is due to an increase in sales of prepared guacamole products which increased approximately $2.3 million, or 3.9%, for the year ended October 31, 2015, when compared to the same prior year period.  The increase in sales of prepared guacamole was primarily related to an increase in overall pounds sold, which increased 0.7 million pounds, or 2.8%.  In addition, sales of salsa products increased approximately $0.6 million, or 41.3%, for the year ended October 31, 2015, when compared to the same prior year period.  The increase in sales of salsa was primarily related to an increase in overall pounds sold, which increased 0.4 million pounds, or 47.8%.

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

RFG

Fiscal 2015 vs. Fiscal 2014:

Sales for RFG for the year ended October 31, 2015, when compared to the same period for fiscal 2014, increased $41.7 million, or 16.5%.  This increase is due primarily to increased sales from cut fruit and deli products, as well as an increase in sales of cut vegetables.  The overall increase in sales is primarily due to an increase in sales volume, partially offset by a decrease in the sales price per unit. Collectively, cut fruit, cut vegetable, and deli product sales increased 8.8 million units, or 31.2%.  We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative products that we offer.

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

Gross Margins

The following table summarizes our gross margins and gross margin percentages by business segment:

	2015	Change	2014	Change	2013
	(Dollars in thousands)
Gross Margins:
Fresh products	$37,064	2.6%	$36,129	15.8%	$31,193
Calavo Foods	20,511	57.7%	13,010	(2.8)%	13,388
RFG	27,652	25.2%	22,089	48.6%	14,867
Total gross margins	$85,227	19.7%	$71,228	19.8%	$59,448

Gross margin percentages:
Fresh products	7.4%		7.7%		7.0%
Calavo Foods	33.0%		21.9%		25.9%
RFG	9.4%		8.8%		7.8%
Consolidated	9.9%		9.1%		8.6%

Summary

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold.  Gross margins increased by approximately $14.0 million, or 19.7%, for the year ended October 31, 2015, when compared to the same period for fiscal 2014.  These increases were attributable to gross margin increases across all segments.

Note that RFG’s Cost of Sales for fiscal 2014, and 2013, include non-cash compensation expense related to the sale/acquisition of RFG totaling $1.8 million, and $0.7 million.  See Note 3 in our prior year Consolidated Financial Statements for more information.

Fresh products

Fiscal 2015 vs. Fiscal 2014:

During fiscal 2015, as compared to the same prior year period, the increase in our Fresh products segment gross margin percentage was primarily the result of increased margins for Mexican sourced avocados that increased from 8.1% in fiscal 2014 to 9.6% in fiscal 2015.    In the current year, we were able to manage the spread between the sales price and the fruit cost of Mexican sourced avocados more effectively, as average fruit costs decreased 8.3%, we were able to have the decrease in sales prices to be only approximately 6.7%.  In addition, the U.S. Dollar to Mexican Peso exchange rate strengthened in fiscal year 2015, more significantly compared to fiscal year 2014.    Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products and Calavo Foods segments.

Partially offsetting this increase in gross margin percentage was a decrease in the gross margin percentage for California sourced avocados for fiscal 2015, as compared to the same prior year periods.  This decrease was primarily related to increased fruit cost, in the form of higher grower returns vs. the related selling prices.  We believe this is primarily due to California avocado sales prices decreasing for prolonged periods of time during fiscal 2015.  This declining market negatively impacted gross margins.

The gross margin and/or gross profit percentage for consignment sales, including certain Peruvian avocados, Chilean avocados, tomatoes and pineapples, are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers.  The gross margin we earn is generally based on a commission agreed to with each party, which usually is a percent of the overall selling price.  Although we generally do not take legal title to such avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and pricing risk) that are consistent with acting as a principal in the transaction.  Accordingly, our results of operations include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements.  For fiscal year 2015 we generated gross margins of $3.0 million from consigned sales. This is consistent for consigned sales compared to previous year.  Sales of Peruvian sourced avocados increased to $5.4 million for the year ended October 31, 2015, compared to $0.8 million for the same period for fiscal 2014.  The increase in Peruvian sourced avocados was primarily due to an increase in the pounds sold, which increased by approximately 5.2 million pounds. Sales of Chilean sourced avocados decreased $3.0 million, or 97.4%, for the year ended October 31, 2015 when compared to the same prior year period.  The decrease in Chilean sourced avocados was due to a decrease in pounds sold.  Chilean sourced avocados sales reflect a decrease in 2.7 million pounds of avocados sold when compared to the same prior year period.  This decrease in sales is due to the high availability of other avocado sources, and an increased focus on Mexican and California sourced avocados for the year ended October 31, 2015.  In addition, we have liquidated our unconsolidated subsidiary Calavo Chile, which further caused the above decrease. Sales of tomatoes decreased to $18.7 million for the year ended October 31, 2015, compared to $19.7 million for the same period for fiscal 2014.  The decrease in sales for tomatoes is due to a decrease in the sales price per carton, which decreased 7.2%.  We believe this decline in the sales price per carton is due to the higher supply of tomatoes in the marketplace.

Fiscal 2014 vs. Fiscal 2013:

During fiscal 2014, as compared to the same prior year period, the increase in our Fresh products segment gross margin percentage was primarily the result of increased margins for Mexican sourced avocados that increased from 5.0% in fiscal 2013 to 8.1% in fiscal 2014.  In the current year, we were able to manage the spread between the sales price and the fruit cost of Mexican sourced avocados more effectively. Average fruit costs increased 15.0%, while we were able to increase sales prices by approximately 18.8%.  In addition, the U.S. Dollar to Mexican Peso exchange rate weakened in fiscal year 2013, while in fiscal 2014 the U.S. Dollar to Mexican Peso exchange rate strengthened.  Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products and Calavo Foods segments.

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

Calavo Foods

Fiscal 2015 vs. Fiscal 2014:

The Calavo Foods segment gross margin percentage during our year ended October 31, 2015, when compared to the same prior year period, increased primarily due to a decrease in fruit costs. Fruit costs decreased during our year ended October 31, 2015, by approximately 36.1%. In addition, the U.S. Dollar to Mexican Peso exchange rate strengthened for the year ended October 31, 2015, as compared to the same period year period.  Note that any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Calavo Foods segments.

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

RFG

Fiscal 2015 vs. Fiscal 2014:

RFG’s improved gross-margin is reflective of certain economies of scale resulting from significant sales growth (see discussion above), improved labor utilization and improved raw-material quality and yield. Benefits from superior fruit quality/yield extend beyond just lower fruit costs, but also reduce other costs, including the labor needed to process such fruit.  Sales for RFG for the year ended October 31, 2015, when compared to the same period for fiscal 2014, increased $41.7 million, or 16.5%.

Fiscal 2014 vs. Fiscal 2013:

Not considering the non-cash compensation expense, gross profit for RFG for the year ended October 31, 2014, when compared to the same prior year period, increased $8.4 million, or 53.7%. RFG’s improved gross-margin is reflective of certain economies of scale resulting from significant sales growth (see discussion above), improved labor utilization and improved raw-material quality and yield. Benefits from superior fruit quality/yield extend beyond just lower fruit costs, but also reduce other costs, including the labor needed to process such fruit.

Selling, General and Administrative

	2015	Change	2014	Change	2013
	(Dollars in thousands)
Selling, general and administrative	$41,558	13.5%	$36,605	9.3%	$33,485
Percentage of net sales	4.9%		4.7%		4.8%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs.  Selling, general and administrative expenses increased $5.0 million, or 13.5%, for the year ended October 31, 2015, when compared to the same prior year period.  This increase was primarily related to higher corporate costs, including, but not limited to, general and administrative costs related to salaries (approximately $1.7 million), stock-based compensation expense (approximately $1.4 million), a write-down of contingent consideration related to Salsa Lisa (approximately $0.5 million), legal/consulting fees (approximately $0.4 million), promotion and advertising (approximately $0.3 million), data processing (approximately $0.3 million), consulting fees (approximately $0.3 million),  workers compensation (approximately $0.3 million), employee benefits (approximately $0.2 million), and other admin fees (approximately $0.2 million), partially offset by a decreases in the start-up operations of FreshRealm (approximately $1.0 million) and accrued management bonuses (approximately $0.6 million).

The increase in salaries (as mentioned above) is primarily due to additional employees to help expand customer processing and increasing servicing capacity.  The increase in stock-based compensation is due to the amortization of restricted stock and the one time issuance of $0.6 million related to the retirement of our former Chief Operating Officer/Chief Financial Officer.  See Note 13 in our consolidated financial statements for additional information.

Selling, general and administrative expenses increased $3.1 million, or 9.3%, for the year ended October 31, 2014, when compared to the same prior year period.  This increase was primarily related to higher corporate costs, including, but not limited to, general and administrative costs related to accrued management bonuses (approximately $1.3 million), salaries (approximately $1.2 million), non-cash compensation related to RFG acquisition (approximately $0.5 million),  stock-based compensation expense (approximately $0.4 million), accounting fees (approximately $0.4 million), bad debt expense (approximately $0.2 million), employee benefits (approximately $0.2 million),  and other administration fees (approximately $0.2 million), partially offset by a decrease in the expenses related to the start-up operations of FreshRealm (approximately $0.9 million), and a write-down of contingent consideration related to Salsa Lisa (approximately $0.3 million).

Contingent Consideration  Related to RFG Acquisition

	2015	Change		2014	Change	2013
	(Dollars in thousands)
Contingent consideration related to RFG acquisition	$—	NM	%	$51,082	55.4%	$32,867
Percentage of net sales	—%			6.5%		4.8%

RFG’s former owners received the maximum earn-out payment permitted pursuant to the acquisition agreement in fiscal 2014. This caused the significant increase in contingent consideration for fiscal 2014.  There was no contingent consideration expense for fiscal year 2015. There will be no future expenses related to this acquisition. See prior year’s Consolidated Financial Statement for more information.

Interest Income

	2015	Change	2014	Change	2013
	(Dollars in thousands)
Interest income	$77	(66.2)%	$228	(10.6)%	$255
Percentage of net sales	—%		—%		—%

Interest income was primarily generated from our loans to growers.  The decrease in interest income in fiscal 2015 as compared to 2014 is due to the borrowings by California avocado growers decreasing in the current year compared to the prior year.

The decrease in interest income in fiscal 2014 as compared to 2014 is due to the borrowings by California avocado growers decreasing in the current year compared to the prior year.

Interest Expense

	2015	Change	2014	Change	2013
	(Dollars in thousands)
Interest expense	$830	(15.6)%	$983	(10.5)%	$1,098
Percentage of net sales	0.1%		0.1%		0.2%

Interest expense is primarily generated from our line of credit borrowings, as well as our term loan agreements with Farm Credit West, PCA (FCW) and Bank of America, N.A. (BoA). For fiscal 2015, as compared to fiscal 2014, the decrease in interest expense was primarily related to a lower average outstanding balance on our non-collateralized, revolving credit facilities with FCW and BoA.

For fiscal 2014, as compared to fiscal 2013, the decrease in interest expense was primarily related to a lower average outstanding balance on our non-collateralized, revolving credit facilities with FCW and BoA.

Other Income, Net

	2015	Change	2014	Change	2013
	(Dollars in thousands)
Other income, net	$417	(11.8)%	$473	5.6%	$448
Percentage of net sales	0.0%		0.1%		0.1%

Other income, net includes dividend income, as well as certain other transactions that are outside of the normal course of operations.  Other Income stayed relatively consistent in fiscal 2015 compared to fiscal 2014 and 2013.  During fiscal 2015, 2014 and 2013, we received $0.3 million as dividend income from Limoneira.

Not included in the other income discussion above, is the gain on the deconsolidation of FreshRealm that is disclosed on its own line on the income statement.  See prior year’s Consolidated Financial Statement for more information.

Provision (benefit) for Income Taxes

				Restated		Restated
	2015	Change		2014	Change	2013
	(Dollars in thousands)
Provision for income taxes	$16,093	NM	%	$(3,916)	(16.9)%	$(4,715)
Effective tax rate	37.2%			(94.8)%		(63.7)%

For fiscal year 2015, our provision for income taxes was $16.1 million, as compared to a benefit of $3.9 million recorded for the comparable prior year period.  The prior year benefits for income taxes are primarily attributable to the revaluation adjustment related to contingent consideration.

The benefit for income taxes of $3.9 million in fiscal year 2014 is attributable to the revaluation adjustment of $88.1 million related to contingent consideration which was spread between fiscal year 2014 through fiscal year 2011. The prior year revaluation expense drove pre-tax book income into a loss position, thus causing a benefit for income taxes as this revaluation adjustment is capitalized and amortized as goodwill over the remaining useful life for income tax purposes resulting in a taxable income position for the prior year.

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2015.  The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with our audited consolidated financial statements included in this Annual Report.  In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results.  Historically, we receive and sell a substantially smaller volume of California avocados in our first fiscal quarter.

	Three months ended
	Oct. 31, 2015	July 31, 2015	Apr. 30, 2015	Jan. 31, 2015	Oct. 31, 2014	July 31, 2014	Apr. 30, 2014	Jan. 31, 2014
	(in thousands, except per share amounts)
Statement of Operations Data
Net sales	$ 207,994	$ 232,450	$ 221,589	$ 194,791	$ 200,749	$ 218,702	$ 194,894	$ 168,165
Cost of sales	187,825	208,172	198,614	176,986	182,230	198,526	176,002	154,524
Gross margin	20,169	24,278	22,975	17,805	18,519	20,176	18,892	13,641
Selling, general and administrative	11,442	10,620	9,986	9,510	9,430	9,738	9,145	8,292
Contingent consideration – RFG acquisition	-	-	-	-	11,579	23,249	7,036	9,218
Operating income	8,727	13,658	12,989	8,295	(2,490)	(12,811)	2,711	(3,869)
Gain on deconsolidation of FreshRealm	-	-	-	-	-	12,622	-	-
Other income (expense), net	(237)	(107)	73	(106)	(51)	(100)	(22)	(121)
Income before provision for income taxes	8,490	13,551	13,062	8,189	(2,541)	(289)	2,689	(3,990)
Provision for income taxes	3,703	4,910	4,590	2,890	(1,493)	(1,780)	1,433	(2,076)
Net income	4,787	8,641	8,472	5,299	(1,048)	1,491	1,256	(1,914)
Add: Net loss-noncontrolling interest	-	-	-	-	(194)	60	298	148
Net income-Calavo Growers, Inc	$ 4,787	$ 8,641	$ 8,472	$ 5,299	$ (1,242)	$ 1,551	$ 1,554	$ (1,766)
Basic	$ 0.28	$ 0.50	$ 0.49	$ 0.31	$ (0.08)	$ 0.10	$ 0.10	$ (0.11)
Diluted	$ 0.28	$ 0.50	$ 0.49	$ 0.31	$ (0.08)	$ 0.09	$ 0.09	$ (0.11)
Number of shares used in per share computation:
Basic	17,307	17,301	17,300	17,295	15,815	15,760	15,755	15,726
Diluted	17,392	17,386	17,382	17,311	15,815	17,667	17,176	15,726

Liquidity and Capital Resources

Operating activities for fiscal 2015, 2014 and 2013 provided cash flows of $37.3 million, $24.5 million, and $13.7 million.  Fiscal year 2015 operating cash flows reflect our net income of $27.2 million, net increase of noncash charges (depreciation and amortization, income from unconsolidated entities,  provision for losses on accounts receivable, interest on deferred compensation, deferred income taxes, and stock compensation expense) of $13.7 million and a net decrease from changes in the non-cash components of our working capital accounts of approximately $3.6 million.

Fiscal year 2015 decreases in operating cash flows, caused by working capital changes, includes an increase in income tax receivable of $3.5 million, an increase in accounts receivable of $2.1 million, a decrease in payable to growers of $1.9 million, and an increase in prepaid expenses and other current assets of $1.8 million,  partially offset by a decrease in inventory of $4.7 million, and a decrease in advances to suppliers of $0.5 million, and a decrease in other assets of $0.5 million.

The decrease in our inventory balance is primarily related to a decrease in Mexico avocado inventory on hand at October 31, 2015, as compared to the same prior year period. The decrease in our advances to suppliers is primarily related to more sales of tomatoes in the fourth quarter of fiscal 2015 compared to prior year, which increases our tomato grower liability and lowers the advances to suppliers net balance. The increase in our accounts receivable balance as of October 31, 2015, when compared to October 31, 2014, primarily reflects an increase in sales in our RFG segment in the month of October 2015, as compared to October 2014.  The decrease in payable to our growers primarily reflects a decrease in Mexican fruit delivered in the month of October 2015, as compared to the month of October 2014. The increase in income tax receivable primarily reflects the tax impact of current year’s net income. The increase in prepaid expenses and other current assets is primarily due to additional loans to Agricola Don Memo.

Cash used in investing activities was $21.1 million, $21.8 million, and $7.7 million for fiscal years 2015, 2014, and 2013.  Fiscal year 2015 cash flows used in investing activities include capital expenditures of $18.2 million,  an infrastructure advance of $1.0 million to Agricola Belher, an investment of $1.0 million to the new joint venture which is expected to operate under the name of Agricola Don Memo, a loan to Agicola Don Memo of $0.8 million and an additional investment contribution in FreshRealm of $0.8 million, partially offset by the repayment of a note to San Rafael for $0.4 million, and proceeds received from the liquidation of Calavo Chile of $0.3 million.

Cash used in financing activities was $15.8 million, $4.1 million and $5.1 million for fiscal years 2015,  2014 and 2013.  Cash used during fiscal year 2015 primarily related to the payment of a dividend of $12.9 million and payments on long-term debt obligations of $5.1 million.    Partially offsetting these proceeds, however, includes the proceeds received for the issuance of Avocados de Jalisco stock of $0.8 million, proceeds from our non-collateralized, revolving credit facilities totaling $1.0 million, exercises of stock options of $0.2 million and the tax benefit of stock option exercises of $0.2 million.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities.  Cash and cash equivalents as of October 31, 2015 and 2014 totaled $7.2 million and $6.7 million.  Our working capital at October 31, 2015 was $19.0 million, compared to $22.0 million at October 31, 2014.

We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for the next twelve months.  We will continue to evaluate grower recruitment opportunities and exclusivity arrangements with food service companies to fuel growth in each of our business segments.

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

Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases.  Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.7% at October 31, 2015 and 2014.  Under these credit facilities, we had $36.9 million and $35.9 million outstanding as October 31, 2015 and 2014.  These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined).  We were in compliance with all such covenants at October 31, 2015.

The following table summarizes contractual obligations pursuant to which we are required to make cash payments.  The information is presented as of our fiscal year ended October 31, 2015:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (including interest)	$2,878	$2,245	$249	$210	$174
Revolving credit facilities	36,910	36,910	—	—	—
Defined benefit plan	215	36	72	72	35
Operating lease commitments	41,775	4,696	8,963	7,458	20,658
Total	$81,778	$43,887	$9,284	$7,740	$20,867

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

Recently Adopted Accounting Pronouncements

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective October 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of October 31, 2015. No prior periods were retrospectively adjusted.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The amendment in this ASU will be effective for us beginning the first day of our 2016 fiscal year. Early adoption is permitted. We do not expect the adoption of this amendment to have a material impact on our financial statements.

In February 2015, the FASB issued an ASU which amends certain requirements in ASC 810 for determining whether a variable interest entity must be consolidated. The amendment in this ASU will be effective for us beginning the first day of our 2016 fiscal year. Early adoption is permitted. We do not expect the adoption of this amendment to have a material impact on our financial statements.

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt the amendments in the first quarter of fiscal 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We do not expect the adoption of this amendment to have a material impact on our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations.  All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes.  The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2015.

(All amounts in thousands)	Expected maturity date October 31,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$7,171	$—	$—	$—	$—	$—	$7,171	$7,171
Accounts receivable (1)	58,606	—	—	—	—	—	58,606	58,606
Advances to suppliers (1)	15,763	—	—	—	—	—	15,763	15,763

Liabilities
Payable to growers (1)	$3,924	$—	$—	$—	$—	$—	$3,924	$3,924
Accounts payable (1)	19,600	—	—	—	—	—	19,600	19,600
Current borrowings pursuant to credit facilities (1)	36,910	—	—	—	—	—	36,910	36,910
Fixed-rate long-term obligations (2)	2,206	141	94	92	92	167	2,792	2,833

(1)

We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)

Fixed-rate long-term obligations bear interest rates ranging from 1.7% to 4.3% with a weighted-average interest rate of 2.3%.  We believe that loans with a similar risk profile would currently yield a return of 2.5%.  We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $44,000.

We were not a party to any material derivative instruments during the fiscal year.  It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations utilize Mexican pesos for certain transactions.   Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the consistency of the spot rate for the Mexican peso has led to a  small-to-moderate impact on our operating results.    We do not anticipate using derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates during fiscal 2016.  Total foreign currency losses for fiscal years 2015, 2014, and 2013, net of gains, were $1.8 million, $0.1 million and $0.4 million.

Item 8. Financial Statements and Supplementary Data

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$7,171	$6,744
Accounts receivable, net of allowances of $2,312 (2015) and $3,248 (2014)	58,606	56,618
Inventories, net	26,351	30,975
Prepaid expenses and other current assets	15,763	19,528
Advances to suppliers	2,820	3,258
Income taxes receivable	6,111	2,627
Deferred income taxes	—	3,294
Total current assets	116,822	123,044
Property, plant, and equipment, net	69,448	57,352
Investment in Limoneira Company	27,415	44,355
Investment in unconsolidated entities	19,720	18,380
Deferred income taxes	19,277	12,287
Goodwill	18,262	18,262
Other assets	14,001	9,784
	$284,945	$283,464
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$3,924	$6,660
Trade accounts payable	19,600	15,065
Accrued expenses	21,311	25,303
Short-term borrowings	36,910	35,900
Dividend payable	13,907	12,970
Current portion of long-term obligations	2,206	5,099
Total current liabilities	97,858	100,997
Long-term liabilities:
Long-term obligations, less current portion	586	2,791
Deferred income taxes	234	—
Total long-term liabilities	820	2,791
Commitments and contingencies
Noncontrolling interest, Calavo Salsa Lisa	285	270
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,384 (2015) and 17,295 (2014) shares issued and outstanding	17	17
Additional paid-in capital	147,063	144,496
Accumulated other comprehensive income	2,419	12,713
Noncontrolling interest	1,011	—
Retained earnings	35,472	22,180
Total shareholders' equity	185,982	179,406
	$284,945	$283,464

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended, October 31,

	2015	2014	2013

Net sales	$856,824	$782,510	$691,451
Cost of sales	771,597	711,282	632,003
Gross margin	85,227	71,228	59,448
Selling, general and administrative	41,558	36,605	33,485
Contingent consideration related to RFG acquisition	—	51,082	32,867
Operating income (loss)	43,669	(16,459)	(6,904)
Losses in earnings from unconsolidated entities	(41)	(12)	(100)
Interest income	77	228	255
Interest expense	(830)	(983)	(1,098)
Gain on deconsolidation of FreshRealm	—	12,622	-
Other income, net	417	473	448
Income (loss) before provision for income taxes	43,292	(4,131)	(7,399)
Provision (benefit) for income taxes	16,093	(3,916)	(4,715)
Net income	27,199	(215)	(2,684)
Add: Net loss attributable to noncontrolling interest	—	312	889
Net income attributable to Calavo Growers, Inc.	$27,199	$97	$(1,795)

Calavo Growers, Inc.’s net income per share:
Basic	$1.57	$0.01	$(0.12)
Diluted	$1.57	$0.01	$(0.12)

Number of shares used in per share computation:
Basic	17,295	15,765	14,856
Diluted	17,363	17,220	14,856

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands)

	Year ended
	October 31,
	2015	2014	2013

Net income	$27,199	$(215)	$(2,684)
Other comprehensive loss, before tax:
Unrealized investment losses arising during period	(16,940)	(1,175)	6,690
Income tax benefit related to items of other comprehensive loss	6,646	474	(2,666)
Other comprehensive loss, net of tax	(10,294)	(701)	4,024
Comprehensive income (loss)	16,905	(916)	1,340
Add: Net loss attributable to noncontrolling interest	—	312	889
Comprehensive income (loss) – Calavo Growers, Inc.	$16,905	$(604)	$2,229

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income	earnings	Interest	Total

Balance, October 31, 2012	14,835	14	45,428	9,390	47,887	—	102,719
Exercise of stock options and income tax benefit of $59	39	—	801	—	—	—	801
Stock compensation expense	—	—	376	—	—	—	376
Issuance of stock related to RFG Contingent consideration and non-cash compensation	999	1	28,973	—	—	—	28,974
Restricted stock issued	12	—	—	—	—	—	—
Retirement of stock purchased from Limoneira	(165)	—	(4,788)	—	—	—	(4,788)
Unrealized loss on Limoneira investment, net	—	—	—	4,024	—	—	4,024
Dividend declared to shareholders	—	—	—	—	(11,038)	—	(11,038)
FreshRealm noncontrolling interest contribution	—	—	—	—	—	362	362
Net loss attributable to FreshRealm	—	—	—	—	—	(542)	(542)
Net income attributable to Calavo Growers, Inc	—	—	—	—	(1,795)	—	(1,795)
Balance, October 31, 2013	15,720	15	70,790	13,414	35,054	(180)	119,093
Exercise of stock options and income tax benefit of $191	8	—	318	—	—	—	318
Stock compensation expense	—	—	727	—	—	—	727
Restricted stock issued	35	—	—	—	—	—	—
Issuance of stock related to RFG Contingent consideration and non-cash compensation	1,532	2	67,288	—	—	—	67,290
Unrealized gain on Limoneira investment, net	—	—	—	(701)	—	—	(701)
Dividend declared to shareholders	—	—	—	—	(12,971)	—	(12,971)
FreshRealm noncontrolling interest contribution	—	—	5,373	—	—	4,627	10,000
Deconsolidation of FreshRealm	—	—	—	—	—	(4,030)	(4,030)
Net loss attributable to FreshRealm	—	—	—	—	—	(417)	(417)
Net loss attributable to Calavo Growers, Inc.	—	—	—	—	97	—	97
Balance, October 31, 2014	17,295	17	144,496	12,713	22,180	—	179,406
Exercise of stock options and income tax benefit of $111	13	—	360	—	—	—	360
Stock compensation expense	—	—	2,108	—	—	—	2,108
Restricted stock issued	76	—	99	—	—	—	99
Unrealized loss on Limoneira investment, net	—	—	—	(10,294)	—	—	(10,294)
Dividend declared to shareholders	—	—	—	—	(13,907)	—	(13,907)
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	1,011	1,011
Net income attributable to Calavo Growers, Inc.	—	—	—	—	27,199	—	27,199
Balance, October 31, 2015	17,384	$17	$147,063	$2,419	$35,472	$1,011	$185,982

See accompanying notes to consolidated financial statements.

`CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2015	2014	2013

Cash Flows from Operating Activities:
Net income	$27,199	$(215)	$(2,684)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,038	6,926	6,367
Provision for losses on accounts receivable	75	154	1
Loss from unconsolidated entities	109	15	100
Interest on contingent consideration	—	37	146
Contingent consideration and non-cash compensation expense related to the acquisition of RFG	—	53,611	33,811
Contingent consideration related to acquisition of Salsa Lisa	15	(491)	(230)
Stock compensation expense	2,108	727	376
Gain on deconsolidation of FreshRealm	—	(12,622)	-
Loss on disposal of property, plant, and equipment	147	115	30
Intangible assets impairment on Calavo Salsa Lisa	—	—	615
Deferred income taxes	3,183	(15,076)	(12,121)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(2,063)	(1,712)	(16,191)
Inventories, net	4,713	(2,302)	(5,725)
Prepaid expenses and other current assets	(1,780)	(5,614)	(3,567)
Advances to suppliers	438	(45)	(844)
Income taxes receivable	(3,465)	(648)	781
Other assets	441	48	135
Payable to growers	(1,889)	(6,985)	7,705
Trade accounts payable and accrued expenses	14	8,624	5,007
Net cash provided by operating activities	37,283	24,547	13,712
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(18,099)	(11,613)	(6,746)
Investment in unconsolidated entities	—	(125)	—
Proceeds received for repayment of San Rafael note	386	—	—
Proceeds from liquidation of Calavo Chile	262	—	—
Decrease in cash due to deconsolidation of FreshRealm	—	(6,813)	—
Investment in FreshRealm	(800)	—	—
Infrastructure advance to Agricola Belher	(1,000)	—	—
Loan to Agricola Don Memo	(803)	(3,202)	—
Investment in Agricola Don Memo	(1,000)	—	(1,000)
Net cash used in investing activities	(21,054)	(21,753)	(7,746)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(12,971)	(11,005)	(9,646)
Proceeds from revolving credit facility	255,350	242,340	200,670
Payments on revolving credit facility	(254,340)	(240,430)	(186,850)
Payments on long-term obligations	(5,098)	(5,160)	(5,405)
Retirement of stock purchased from Limoneira	—	—	(4,788)
Proceeds from stock option exercises	249	127	751
Proceeds from issuance of FreshRealm stock	—	10,000	79
Proceeds from issuance of noncontrolling interest stock	817	—	—
Tax benefit of stock option exercises	191	59	139
Net cash used in financing activities	(15,802)	(4,069)	(5,050)
Net increase (decrease) in cash and cash equivalents	427	(1,275)	916
Cash and cash equivalents, beginning of period	6,744	8,019	7,103
Cash and cash equivalents, end of period	$7,171	$6,744	$8,019
Supplemental Information:
Cash paid during the year for:
Interest	$843	$986	$1,087
Income taxes	$15,495	$11,355	$5,532
Noncash Investing and Financing Activities:
Issuance of stock related to RFG contingent consideration	$—	$66,988	$28,973
Declared dividends payable	$13,907	$12,971	$11,004
Construction in progress included in trade accounts payable and accrued expenses	$529	$—	$—
Noncash assets received for issuance of noncontrolling interest	$194	$—	$—
Collection for Agricola Belher Infrastructure Advance	$845	$845	$1,690
Unrealized holding losses	$(16,940)	$(1,175)	$6,690

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the business

Business

Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and an expanding provider of value-added fresh food.  Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis.  We procure avocados principally from California, Mexico and Peru.  Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) process and package fresh cut fruit and vegetables, salads, wraps, sandwiches, fresh snacking products and a variety of behind-the-glass deli items and (iii) produce and package guacamole and salsa. We distribute our products both domestically and internationally and report our operations in three different business segments:  Fresh products, Calavo Foods and Renaissance Food Group, LLC (RFG).

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States.

Our consolidated financial statements include the accounts of Calavo Growers, Inc. and our wholly owned subsidiaries, Calavo de Mexico S.A. de C.V., Calavo Foods de Mexico S.A. de C.V., Maui Fresh International, Inc. (Maui), Hawaiian Sweet, Inc. (HS), Hawaiian Pride, LLC (HP), Avocados de Jalisco, and RFG.  We consolidate our entity Calavo Salsa Lisa, LLC (CSL), in which we have a 65 percent ownership interest.  All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid financial instruments purchased with an original maturity date of three months or less to be cash equivalents.  The carrying amounts of cash and cash equivalents approximate their fair values.

Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets consist primarily of non-trade receivables, infrastructure advances and prepaid expenses. Non-trade receivables were $12.3 million and $17.0 million at October 31, 2015 and 2014.  Included in non-trade receivables are $6.0 million and $11.9 million related to Mexican IVA (i.e. value-added) taxes.  In addition, included in non-trade receivables are $4.0 million and $3.2 million related to the bridge loan to the newly created joint venture Agricola Don Memo. See Note 16 for additional information. Infrastructure advances are discussed below.  Prepaid expenses totaling $2.3 million and $1.7 million at October 31, 2015 and 2014, are primarily for insurance, rent and other items.

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

Goodwill and Acquired Intangible Assets

Goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment.  Goodwill impairment testing is a two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units.  The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.  For fiscal years 2015 and 2014, we performed our annual assessment of goodwill and noted no impairments as of October 31, 2015 and 2014.

Long-lived Assets

Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable.  The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition.  The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors.  Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance.  If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset.  For fiscal year 2015 and 2014, we performed our annual assessment of long-lived assets and determined that no impairment existed as of October 31, 2015 and 2014.

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

In June 2009, we (through our wholly owned subsidiary: Calavo Inversiones (Chile) Limitada) entered into a joint venture agreement with Exportadora M5, S.A. (M5) for the purpose of selling and distributing  Chilean sourced avocados.  Such joint venture operates under the name of Calavo Chile and commenced operations in July 2009.  M5 and Calavo each have an equal one-half ownership interest in Calavo Chile, but M5 has overall management responsibility for the operations of Calavo Chile.   In fiscal year 2015, we have liquidated Calavo Chile. Upon liquidation we have  incurred losses of $0.1 million, which is included in other income (expense).

In December 2014, Calavo formed a wholly owned subsidiary Calavo Growers De Mexico, S. de R.L. de C.V. (Calavo Sub).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de C.V., (Belo) a Mexican Company owned by Agricola Belher, and Agricola Don Memo, S.A. de C.V. (Don Memo). Don Memo, a Mexican corporation formed in July 2013, is engaged in the business of owning and improving land in Jalisco, Mexico for the growing of tomatoes and other produce and the sale and distribution of tomatoes and other produce.  Belo and Calavo Sub have an equal one-half ownership interest in Don Memo in exchange for $2 million each.  Pursuant to a management service agreement, Belo, through its officers and employees, shall have day-to-day power and authority to manage the operations. We have loaned $4.0 million to Don Memo since its formation. We have recorded such loans in prepaids and other current assets. These monies, intended as a bridge loan, are expected to be replaced with a loan from an institutional lender during our first fiscal quarter of 2016 and this bridge loan will be immediately repaid from the proceeds of the new loan. Additionally, $2.0 million, representing Calavo Sub’s 50% ownership in Don Memo, is included in investment in unconsolidated entities on our balance sheet.  We use the equity method to account for this investment.

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

We estimated the fair value of our noncontrolling interest in FreshRealm by performing a forecast projection analysis.  This analysis was conducted with the consultation from a third party consulting firm.  Our investment of $17.8 million in FreshRealm million has been recorded as investment in unconsolidated subsidiaries on our balance sheet.  In the third and fourth quarter of fiscal 2015, FreshRealm issued additional units to various parties, which reduced our ownership percentage to approximately 49%.

Marketable Securities

Our marketable securities consist of our investment in Limoneira Company (Limoneira) stock.  We currently own approximately 12% of Limoneira’s outstanding common stock.  These securities are considered available for sale securities based on management’s intent with respect to such securities and are carried at fair value as determined from quoted market prices.  The estimated fair value, cost, and gross unrealized gain related to such investment was $27.4 million, $23.5 million and $4.0 million as of October 31, 2015.  The estimated fair value, cost, and gross unrealized gain related to such investment was $44.4 million, $23.5 million and $20.9 million as of October 31, 2014.

Advances to Suppliers

 We advance funds to third-party growers primarily in Mexico for various farming needs.  Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances.  We continuously evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance.  No such allowance was required at October 31, 2015, nor October 31, 2014.

Pursuant to our distribution agreement, which was amended in fiscal 2011, with Agricola Belher (Belher) of Mexico, a producer of fresh vegetables, primarily tomatoes, for export to the U.S. market, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our company, primarily our Arizona facility.  In exchange, we agreed to sell and distribute such tomatoes, make advances to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances.  Pursuant to such amended agreement with Belher, we advanced Belher a total of $3.0 million, up from $2.0 million in the original agreement, during fiscal 2011.  Additionally, the amended agreement calls for us to continue to advance $3.0 million per annum for operating purposes through 2019.  These advances will be collected through settlements by the end of each year.  As of October 31, 2015 and 2014, we have total advances of $3.0 million to Belher pursuant to this agreement, which is recorded in advances to suppliers.

Similar to Belher, we make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from such tomato sales to Don Memo, net of our commission and aforementioned advances. As of October 31, 2015, we have total advances of $1.8 million to Don Memo, which is recorded in advances to suppliers.

Infrastructure Advances

Pursuant to our infrastructure agreement, we make advances to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned/controlled by Belher, as well as packing line equipment.  Advances incur interest at 4.7% at October 31, 2015 and 2014.  As of October 31, 2015, we have advanced a total of $1.8 million ($1.0 million included in prepaid expenses and other current assets and $0.8 million included in other long-term assets).  As of October 31, 2014, we have advanced a total of $1.6 million ($0.8 million included in prepaid expenses and other current assets and $0.8 million included in other long-term assets).  Belher is to annually repay these advances in no less than 20% increments through June 2020.  Interest is to be paid monthly or annually, as defined.  Belher may prepay, without penalty, all or any portion of the advances at any time.  In order to secure their obligations pursuant to both agreements discussed above, Belher granted us a first-priority security interest in certain assets, including cash, inventory and fixed assets, as defined.

Accrued Expenses

Included in accrued expenses at October 31, 2015 and 2014 are liabilities related to the receipt of goods and/or services for which an invoice has not yet been received. These totaled approximately $6.2 million and $4.7 million.  Additionally, included in accrued expenses at October 31, 2014 are liabilities related to contingent consideration and non-cash compensation related to the acquisition of RFG. These totaled approximately $15.6 million.  See Note 3 in prior year’s consolidated financial statements.

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

Consignment Arrangements

We frequently enter into consignment arrangements with avocado, pineapple and tomato growers and packers located outside of the United States and growers of certain perishable products in the United States. Although we generally do not take legal title to these avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and pricing risk) that are consistent with acting as a principal in the transaction.  Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements.  Amounts recorded for each of the fiscal years ended October 31, 2015, 2014 and 2013 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2015	2014	2013

Sales	$28,139	$30,721	$30,620
Cost of Sales	25,177	27,759	27,679
Gross Margin	$2,962	$2,962	$2,941

Advertising Expense

Advertising costs are expensed when incurred and are generally included as a component of selling, general and administrative expense. Such costs were approximately $0.2 million, $0.2 million, and $0.1 million for fiscal years 2015, 2014, and 2013.

Research and Development

 Research and development costs are expensed as incurred and are generally included as a component of selling, general and administrative expense. FreshRealm, a development stage company, comprised the majority of our research and development costs in 2014 and 2013. Total research and development costs for fiscal years 2015 was less than $0.1 million.  Total research and development costs for fiscal years 2014 and 2013, were approximately $0.8 million and $1.5 million.

Other Income, Net

Included in other income, net is dividend income totaling $0.5 million for fiscal year 2015 and 2014.  Dividend income totaled $0.4 million for fiscal year 2013.  See Note 9 for related party disclosure related to other income.

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

Basic and Diluted Net Income per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock options and contingent consideration.  The basic weighted-average number of common shares outstanding was 17,295,000, 15,765,000, and 14,856,000 for fiscal years 2015, 2014, and 2013.  Diluted earnings per common share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock options and the effect of contingent consideration shares, which were 68,000, and 1,455,000 for fiscal years 2015 and 2014.  For fiscal year 2013, no dilutive shares were considered due to the impact of anti-dilution.

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

We measure the fair value of our stock option awards on the date of grant.  No options were granted in fiscal years 2015 and 2014. The following assumptions were used in the estimated grant date fair value calculations for stock options issued in 2013:

2013
Risk-free interest rate	0.70%
Expected volatility	44.30%
Dividend yield	2.60%
Expected life (years)	5.0

For the years ended October 31, 2015, 2014 and 2013, we recognized compensation expense of $2,108,000,  $727,000, and $376,000 related to non-acquisition stock-based compensation.

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

Foreign Currency Translation and Remeasurement

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs.  The functional currency of our foreign subsidiaries is the United States dollar.  As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates.  Sales and expenses are translated using a weighted-average exchange rate for the period.  Gains and losses resulting from those remeasurements are included in income.  Gains and losses resulting from foreign currency transactions are also recognized currently in income. Total foreign currency losses for fiscal 2015, 2014 and 2013, net of gains, were $1.8 million, $0.1 million, and $0.4 million.

Fair Value of Financial Instruments

We believe that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets.  Due to current market rates, we believe that our fixed-rate long-term obligations have the same fair value and carrying value  of approximately $2.8 million as of October 31, 2015.

Derivative Financial Instruments

We were not a party to any material derivative instruments during the fiscal year.  It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Correction of an Immaterial Error to Previously Issued Financial Statements

Subsequent to the issuance of the Company’s October 31, 2014 consolidated financial statements, management determined that the bridge loan of $3.2 million to Agricola Don Memo during 2014, which had been previously presented as a cash outflow from operating activities within the change in prepaids and other assets, should have been presented as a cash outflow from investing activities in its consolidated statement of cash flows for the year ended October 31, 2014. As a result, the Company has corrected its accompanying 2014 consolidated statement of cash flows to properly reflect the bridge loan activity as cash outflows from investing activities. As a result, net cash provided by operating activities increased from $21.3 million, as previously reported, to $24.5 million and net cash used in investing activities increased from $18.6 million, as previously reported, to $21.8 million.  Management has concluded the error is immaterial to the consolidated financial statements as of and for the year ended October 31, 2014.

Recently Adopted Accounting Pronouncements

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective October 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of October 31, 2015. No prior periods were retrospectively adjusted.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The amendment in this ASU will be effective for us beginning the first day of our 2016 fiscal year. Early adoption is permitted. We do not expect the adoption of this amendment to have a material impact on our financial statements.

In February 2015, the FASB issued an ASU which amends certain requirements in ASC 810 for determining whether a variable interest entity must be consolidated. The amendment in this ASU will be effective for us beginning the first day of our 2016 fiscal year. Early adoption is permitted. We do not expect the adoption of this amendment to have a material impact on our financial statements.

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt the amendments in the first quarter of fiscal 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We do not expect the adoption of this amendment to have a material impact on our financial statements.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in a company's net assets, except changes resulting from transactions with shareholders.  For the fiscal year ended October 31, 2015, other comprehensive income includes the unrealized loss on our Limoneira investment totaling $10.3 million, net of income taxes.  Limoneira’s stock price at October 31, 2015 equaled $15.86 per share.  For the fiscal year ended October 31, 2014, other comprehensive loss includes the unrealized loss on our Limoneira investment totaling $0.7 million, net of income taxes.  Limoneira’s stock price at October 31, 2014 equaled $25.66 per share.  For the fiscal year ended October 31, 2013, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $4.0 million, net of income taxes.  Limoneira’s stock price at October 31, 2013 equaled $26.34 per share.

Noncontrolling Interest

The following tables reconcile shareholders’ equity attributable to noncontrolling interest related to the Salsa Lisa acquisition, and FreshRealm, LLC (in thousands).

	Year ended	Year ended
Salsa Lisa noncontrolling interest	October 31, 2015	October 31, 2014

Noncontrolling interest, beginning	$270	$(57)
Net loss attributable to noncontrolling interest of Salsa Lisa	—	(152)
Other	15	479
Noncontrolling interest, ending	$285	$270

	Year ended	Year ended
FreshRealm noncontrolling interest	October 31, 2015	October 31, 2014

Noncontrolling interest, beginning	$—	$(180)
Noncontrolling interest contribution	—	4,627
Net loss attributable to noncontrolling interest of FreshRealm	—	(417)
Deconsolidation of FreshRealm	—	(4,030)
Noncontrolling interest, ending	$—	$—-

In August 2015, we entered into Shareholder’s Agreement with various partners which created Avocados de Jalisco, S.A.P.I. de C.V. (Avocados de Jalisco).  Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados in Jalisco Mexico.  This entity is 80% owned by Calavo and was consolidated as of October 31, 2015.  Avocados de Jalisco is currently building a packinghouse located in Jalisco, Mexico and such packinghouse is expected to be operational in the second quarter of 2016.  The portion of the entity owned by others has been reflected as a noncontrolling interest and amounts to $1.0 million as of October 31, 2015.

3.    Inventories

Inventories consist of the following (in thousands):

	October 31,
	2015	2014

Fresh fruit	$11,939	$15,640
Packing supplies and ingredients	6,347	6,324
Finished prepared foods	8,065	9,011
	$26,351	$30,975

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

We did not record any lower of cost or market adjustments during fiscal years 2015 and 2014.

4.     Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2015	2014

Land	$7,023	$7,023
Buildings and improvements	22,497	21,713
Leasehold improvements	4,810	4,435
Equipment	59,391	55,467
Information systems - hardware and software	7,839	7,564
Construction in progress	12,305	1,057
	113,865	97,259
Less accumulated depreciation and amortization	(44,417)	(39,907)
	$69,448	$57,352

Depreciation expense was $6.4 million, $5.3 million and $4.6 million for fiscal years 2015, 2014, and 2013, of which $0.5 million was related to depreciation on capital leases for fiscal year 2015, 2014, and 2013.

Property, plant, and equipment include various capital leases which total $3.3 million and $3.4 million, less accumulated depreciation of $2.1 million and $1.7 million as of October 31, 2015 and 2014.

The increase in construction in progress from $1.1 million as of October 31, 2014, to $12.3 million as of October 31, 2015, is due to the construction of our new processing facility in Jacksonville, Florida, and the construction of a packinghouse in Jalisco, Mexico.

We capitalize software development costs for internal use beginning in the application development stage and ending when the asset is placed into service.  We amortize such costs using the straight-line basis over estimated useful lives.

5.     Other Assets

Other assets consist of the following (in thousands):

	October 31,	October 31,
	2015	2014

Intangibles, net	$4,613	$5,925
Mexican IVA (i.e. value-added) taxes receivable	5,853	—
Grower advances	346	642
Loan to Agricola Belher	800	845
Loan to FreshRealm members	307	296
Notes receivable from San Rafael	1,286	1,343
Other	796	733
	$14,001	$9,784

The intangible assets consist of the following (in thousands):

		October 31, 2015			October 31, 2014
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	8.0 years	$7,640	$(4,282)	$3,358	$7,640	$(3,323)	$4,317
Trade names	8.1 years	2,760	(2,164)	596	2,760	(1,900)	860
Trade secrets/recipes	9.3 years	630	(270)	360	630	(220)	410
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(243)	24	267	(204)	63
Intangibles, net		$11,572	$(6,959)	$4,613	$11,572	$(5,647)	$5,925

We recorded amortization expense of approximately $1.6 million, $1.3 million, and $1.4 million for fiscal years 2015, 2014, and 2013.  We anticipate recording amortization expense of approximately $1.2 million, $1.1 million, $1.1 million, $0.7 million, and $0.1 million for fiscal years 2016 through 2020.  The remainder of approximately $0.1 million will be amortized over fiscal years 2020 through 2023.

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

Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases.  Total credit available under these combined borrowing agreements was $65.0 million, with a weighted-average interest rate of 1.7% at October 31, 2015 and 2014.  Under these credit facilities, we had $36.9 million and $35.9 million outstanding as October 31, 2015 and 2014.  These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined).  We were in compliance with all such covenants at October 31, 2015.

7.     Employee Benefit Plans

We sponsor five defined contribution retirement plans for salaried and hourly employees.  Expenses for these plans approximated $922,000,  $943,000, and $807,000 for fiscal years 2015, 2014 and 2013, which are included in selling, general and administrative expenses in the accompanying financial statements.

We also sponsor a non-qualified defined benefit plan for two retired executives.  Pension expenses, including actuarial losses, approximated $10,000,  $9,000 and $12,000 for the year ended October 31, 2015, 2014, and 2013.  These amounts are included in selling, general and administrative expenses in the accompanying financial statements.

Components of the change in projected benefit obligation for fiscal year ends consist of the following (in thousands):

	2015	2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$196	$218
Interest cost	7	9
Actuarial loss	48	4
Benefits paid	(36)	(35)
Projected benefit obligation at end of year (unfunded)	$215	$196

The following is a reconciliation of the unfunded status of the plans at fiscal year ends included in accrued expenses (in thousands):

	2015	2014

Projected benefit obligation	$215	$196
Unrecognized net (gain) loss	-	-
Recorded pension liabilities	$215	$196

Significant assumptions used in the determination of pension expense consist of the following:

	2015	2014
Discount rate on projected benefit obligation	4.3%	4.1%

8.     Commitments and Contingencies

Commitments and guarantees

We lease facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2021. We are committed to make minimum cash payments under these agreements as of October 31, 2015, as follows (in thousands):

2016	$4,696
2017	4,655
2018	4,308
2019	3,823
2020	3,635
Thereafter	20,658
$41,775

Total rent expense amounted to approximately $4.4 million, $3.8 million and $3.5 million for the years ended October 31, 2015, 2014, and 2013.  Rent to Limoneira, for our corporate office, amounted to approximately $0.3 million for fiscal years 2015, 2014, and 2013.  In fiscal 2014, we renewed our lease with Limoneira for our corporate facility through fiscal 2020 at an annual rental of $0.3 million per annum (subject to annual CPI increases, as defined).

In July 2015, we entered into a Lease Agreement with Green Cove, LLC to lease an operating facility in Jacksonville Florida. The facility is approximately 200,000 square feet and is expected to be a value-added distribution center for all operating segments.  We took possession of the property in August 2015 and are in the process of making improvements to this facility.   The lease began in November 2015 and is scheduled to terminate in October 2031.

In fiscal 2014, we renewed the lease of our distribution facility in Garland Texas through fiscal 2029 at an annual rental of $0.8 million per annum (subject to annual CPI increases, as defined).

In fiscal 2014, we  had two lease renewals for our RFG facilities in California, one being the corporate office of RFG in Rancho Cordova, and the other being a fresh processing facility in Sacramento.  The RFG corporate office in Rancho Cordova has an operating lease through June 2018.  Total rent for fiscal 2015, 2014, and 2013 was approximately $0.4 million.  The processing facility in Sacramento has an operating lease through May 2021(subject to annual CPI increases, as defined).  Total rent for fiscal 2015, 2014, and 2013 was approximately $0.5 million.

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

In January 2015, various class action lawsuits, which have been consolidated into a single lawsuit during our second fiscal quarter, were initiated against the company related to the restatement of previously-issued financial statements. In the third quarter of fiscal 2015, the plaintiffs filed an amended complaint, to which we filed a motion to dismiss (MTD).  In the fourth quarter of fiscal 2015, the plaintiffs filed an opposition to this MTD, to which we subsequently filed a reply to said opposition. Ultimately, in our fourth fiscal quarter, our MTD was granted, but with leave to amend.  During our first quarter of fiscal 2016, the plaintiffs filed an amended complaint, to which we filed another MTD.  The next hearing before the judge is expected during the second quarter of fiscal 2016.  We intend to vigorously defend ourselves against this lawsuit and we do not expect that such legal claims and litigation will ultimately have a material adverse effect on our consolidated financial position or results of operations.

9.     Related-Party Transactions

Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers.  During the years ended October 31, 2015, 2014, and 2013, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $16.4 million, $10.5 million and $20.9 million.  We did not have any amounts due to Board members as of October 31, 2015.Accounts payable to these Board members was $0.1 million as of October 31, 2014.

During fiscal years 2015, 2014, and 2013, we received $0.3 million as dividend income from Limoneira.  In addition, we lease office space from Limoneira four our corporate office.  Rent to Limoneira amounted to approximately $0.3 million for fiscal years 2015, 2014, and 2013.  Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company.

During the 3rd and 4th quarters of fiscal 2015, in conjunction with another round of financing for FreshRealm, LLC (FreshRealm), we invested $0.8 million. Additionally, two officers of Calavo contributed $1.8 million, in exchange for a

2.8% ownership interest, and three board of director members contributed $0.3 million in exchange for 0.44% ownership interest. RFG is a supplier for FreshRealm.  Based on the total number of shares issued, our ownership interest in FreshRealm decreased from approximately 50% to approximately 49%.  In fiscal 2015 and 2014, we had sales of $0.5 million and $0.2 million to FreshRealm.

In December 2014, Calavo formed a wholly owned subsidiary Calavo Growers De Mexico, S. de R.L. de C.V. (Calavo Sub).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de C.V., (Belo) a Mexican Company owned by Agricola Belher, and Agricola Don Memo, S.A. de C.V. (Don Memo). Belo and Calavo Sub have an equal one-half ownership interest in Don Memo in exchange for $2 million each.  Pursuant to a management service agreement, Belo, through its officers and employees, has day-to-day power and authority to manage the operations. Belo is entitled to a management fee equal to 20% of the earnings before interest and taxes (EBIT), as defined, which is payable annually in July of each year.  Additionally, Calavo Sub is entitled to a 12% commission, calculated in U.S. dollars, for the sale of produce in the Mexican National Market, United States, Canada, and any other overseas market.

We have loaned $4.0 million to Don Memo since its formation. We have recorded such loans in prepaids and other current assets. These monies, effectively a bridge loan, are expected to be replaced with a loan from an institutional lender during our first fiscal quarter of 2016 and this bridge loan will be immediately repaid from the proceeds of the new loan. Additionally, $2.0 million, representing Calavo Sub’s 50% ownership in Don Memo, is included in investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from such tomato sales to Don Memo, net of our commission and aforementioned advances. As of October 31, 2015, we have total advances of $1.8 million to Don Memo, which is recorded in advances to suppliers. During the year ended October 31, 2015, we purchased $2.3 million of tomatoes from Don Memo.

We had grower advances due from Belher of $3.0 million as of October 31, 2015 and 2014.  In addition, we had infrastructure advances due from Belher of $1.8 million and $1.6 million as of October 31, 2015 and 2014.  Of these infrastructure advances $1.0 million was recorded as receivable in prepaid and other current assets.  The remaining $0.8 million of these infrastructure advances are recorded in other assets. During the year ended October 31, 2015 and 2014, we purchased $14.2 million and $17.4 million of tomatoes from Belher.

In August 2015, we entered into Shareholder’s Agreement with various partners which created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”).  Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados in Jalisco Mexico.  This entity is 80% owned by Calavo and was consolidated as of October 31, 2015.  Avocados de Jalisco is currently building a packinghouse located in Jalisco, Mexico and such packinghouse is expected to be operational in the second quarter of 2016.  As of October 31, 2015, we have made preseason advances of approximately $0.3 million to various partners of Avocados de Jalisco.

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

	Year ended October 31,
(in thousands)	2015	2014

Rent paid to LIG	$522	$518
Rent paid to THNC, LLC	$304	$304
Sales to Third Coast	$270	$1,013
Purchases from Third Coast	$195	$357

(in thousands):	October 31, 2015	October 31, 2014
Due to Third Coast	$-	$17
Due from Third Coast	$-	$407

10.     Income Taxes

The income tax provision (benefit) consists of the following for the years ended October 31, (in thousands):

	2015	2014	2013

Current:
Federal	$10,150	$7,379	$5,587
State	1,650	939	1,261
Foreign	1,110	842	549
Total current	12,910	9,160	7,397

Deferred:
Federal	3,314	(10,392)	(9,536)
State	98	(2,870)	(2,548)
Foreign	(229)	186	(28)
Total deferred	3,183	(13,076)	(12,112)
Total income tax provision	$16,093	$(3,916)	$(4,715)

At October 31, 2015 and 2014, gross deferred tax assets totaled approximately $36.1 million and $39.7 million, while gross deferred tax liabilities totaled approximately $17.0 million and $24.1 million.  Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective October 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of October 31, 2015. No prior periods were retrospectively adjusted.

Significant components of our deferred taxes assets (liabilities) as of October 31, are as follows (in thousands):

	2015	2014

Allowances for accounts receivable	$—	$1,312
Inventories	—	478
State taxes	—	202
Credits and incentives	—	300
Accrued liabilities	—	1,002
Current deferred income taxes	$—	$3,294

Property, plant, and equipment	(6,877)	(6,373)
Intangible assets	31,432	34,697
Unrealized gain, Limoneira investment	(1,553)	(8,199)
Investment in FreshRealm	(7,024)	(7,594)
Stock-based compensation	556	355
State taxes	(1,358)	(1,690)
Credits and incentives	2,044	1,287
Allowance for accounts receivable	662
Inventories	495
Accrued liabilities	885
Other	(219)	(196)
Long-term deferred income taxes	$19,043	$12,287

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income for the years ended October 31, is as follows:

	2015	2014	2013

Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effects	3.0	22.3	11.8
Foreign income taxes greater (less) than U.S.	0.7	5.8	6.1
Section 199 deduction	(0.8)	15.8	8.2
Tax Credits	—	15.2	(0.9)
Other	(0.7)	0.7	3.5
	37.2%	94.8%	63.7%

We intend to reinvest our accumulated foreign earnings, which approximated $14.2 million at October 31, 2015, indefinitely.  As a result, we have not provided any deferred income taxes on such unremitted earnings.

For fiscal years 2015, 2014 and 2013, income (loss) before income taxes related to domestic operations was approximately $41.5 million, $(0.6) million, and $(10.6) million.  For fiscal years 2015, 2014 and 2013, income before income taxes related to foreign operations was approximately $1.8 million, $3.6 million and $2.9 million.

As of October 31, 2015 and 2014, we did not have a liability for unrecognized tax benefits related to various federal and state income tax matters. The tax effected amount would reduce our effective income tax rate if recognized.

In fiscal 2014, the benefit for income taxes of $3.9 million is attributable to the revaluation adjustment of $88.1 million related to contingent consideration which was spread between fiscal year 2014 through fiscal year 2011. The revalued contingent consideration and non-cash compensation expense resulted in $53.6 million, and $32.0 million additional GAAP expense recorded in fiscal years 2014 and 2013, respectively.  In fiscal 2014, the revaluation expense drove pre-tax book income into a loss position, thus causing a benefit for income taxes as this revaluation adjustment is capitalized and amortized as goodwill over the remaining useful life for income tax purposes resulting in a taxable income position for the current year.

We are subject to U.S. federal income tax as well as income of multiple state tax jurisdictions.  We are no longer subject to U.S. income tax examinations for the fiscal years prior to October 31, 2012, and are no longer subject to state income tax examinations for fiscal years prior to October 31, 2011.

11.     Segment Information

As discussed in Note 1, we report our operations in three different business segments: (1) Fresh products, (2) Calavo Foods, and (3) RFG.  These three business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources.  The Fresh products segment includes all operations that involve the distribution of avocados and other fresh produce products.  The Calavo Foods segment represents all operations related to the purchase, manufacturing, and distribution of prepared products, including guacamole, tortilla chips and salsa. The RFG segment represents all operations related to the manufacturing and distribution of fresh-cut fruit, ready-to-eat vegetables, recipe-ready vegetables and deli products.  Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate.  We do not allocate assets, or specifically identify them to, our operating segments.

The following table sets forth sales by product category, by segment (in thousands):

	Fresh	Calavo
	products	Foods	RFG	Total
	(All amounts are presented in thousands)

Year ended October 31, 2015
Net sales	$500,711	$62,156	$293,957	$856,824
Cost of sales	463,647	41,645	266,305	771,597
Gross margin	$37,064	$20,511	$27,652	$85,227

Year ended October 31, 2014
Net sales	$470,949	$59,279	$252,282	$782,510
Cost of sales	434,820	46,269	230,193	711,282
Gross margin	$36,129	$13,010	$22,089	$71,228

Year ended October 31, 2013
Net sales	$448,369	$51,614	$191,468	$691,451
Cost of sales	417,176	38,226	176,601	632,003
Gross margin	$31,193	$13,388	$14,867	$59,448

     For fiscal year 2015, 2014 and 2013, inter-segment sales and cost of sales of $1.5 million, $2.2 million and $1.9 million between Fresh products and RFG were eliminated. For fiscal year 2015, 2014 and 2013, inter-segment sales and cost of sales of $1.9 million, $1.7 million and $0.8 million between Calavo Foods and RFG were eliminated.

The following table sets forth sales by product category, by segment (in thousands):

	Year Ended October 31, 2015				Year Ended October 31, 2014

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$471,178	$—	$—	$471,178	$433,581	$—	$—	$433,581
Tomatoes	18,681	—	—	18,681	19,705	—	—	19,705
Papayas	9,485	—	—	9,485	12,619	—	—	12,619
Pineapples	2,397	—	—	2,397	5,086	—	—	5,086
Other fresh products	442	—	—	442	1,037	—	—	1,037
Food service	—	49,212	—	49,212	—	48,085	—	48,085
Retail and club	—	22,736	296,697	319,433	—	22,334	255,074	277,408
Total gross sales	502,183	71,948	296,697	870,828	472,028	70,419	255,074	797,521
Less sales incentives	(1,472)	(9,792)	(2,740)	(14,004)	(1,079)	(11,140)	(2,792)	(15,011)
Net sales	$500,711	$62,156	$293,957	$856,824	$470,949	$59,279	$252,282	$782,510

	Year Ended October 31, 2014				Year Ended October 31, 2013

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$433,581	$—	$—	$433,581	$407,678	$—	$—	$407,678
Tomatoes	19,705	—	—	19,705	22,623	—	—	22,623
Papayas	12,619	—	—	12,619	13,077	—	—	13,077
Pineapples	5,086	—	—	5,086	5,739	—	—	5,739
Other fresh products	1,037	—	—	1,037	601	—	—	601
Food service	—	48,085	—	48,085	—	43,616	—	43,616
Retail and club	—	22,334	255,074	277,408	—	18,789	195,376	214,165
Total gross sales	472,028	70,419	255,074	797,521	449,718	62,405	195,376	707,499
Less sales incentives	(1,079)	(11,140)	(2,792)	(15,011)	(1,349)	(10,791)	(3,908)	(16,048)
Net sales	$470,949	$59,279	$252,282	$782,510	$448,369	$51,614	$191,468	$691,451

Sales to customers outside the United States were approximately $26.7 million, $32.8 million and $37.2 million for fiscal years 2015, 2014, and 2013.

Long-lived assets attributed to geographic areas as of October 31, are as follows (in thousands):

	United States	Mexico	Consolidated
2015	$37,573	$31,875	$69,448
2014	$36,052	$21,300	$57,352

12.     Long-Term Obligations

Long-term obligations at fiscal year ends consist of the following (in thousands):

	2015	2014
Farm Credit West, PCA, (FCW) term loan, bearing interest at 1.7%	$1,002	$2,504
Bank of America, N.A. (BoA) term loan, bearing interest at 1.7%	1,019	2,548
FCW, term loan, bearing interest at 5.7%	—	1,300
Capital leases	771	1,538
	2,792	7,890
Less current portion	(2,206)	(5,099)
	$586	$2,791

The Company and FCW entered into a Term Loan Agreement (Term Agreement) in connection with the RFG acquisition, effective May 31, 2011. Under the terms of the Term Agreement, we were advanced $15 million for the purchase of RFG.  Pursuant to this agreement, we are required to make 60 monthly principal and interest payments, from July 1, 2011 to June 1, 2016. There is no prepayment penalty associated with this Term Agreement.

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

At October 31, 2015, annual current and long-term obligation payments are scheduled as follows (in thousands):

Total
Year ending October 31:
2016	$2,206
2017	141
2018	94
2019	92
2020	92
Thereafter	167
$2,792

At October 31, 2015, capital lease payments are scheduled as follows (in thousands):

Total
Year ending October 31:
2016	$216
2017	167
2018	128
2019	107
2020	116
Thereafter	116
Minimum lease payments	850
Less interest	(79)
Present value of future minimum lease payments	$771

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

A summary of stock option activity is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2012	35	$15.16
Exercised	(8)	$12.84
Outstanding at October 31, 2013	27	$15.79
Exercised	(10)	$13.25
Outstanding at October 31, 2014	17	$17.22
Exercised	(7)	$15.81
Outstanding at October 31, 2015	10	$18.28	$514
Exercisable at October 31, 2015	10	$18.28	$514

The weighted average remaining life of such outstanding options is 3.2 years and the total intrinsic value of options exercised during fiscal 2015 was $0.3 million.  The weighted average remaining life of such exercisable options is 3.2 years.  The fair value of shares vested during the year ended October 31, 2015, 2014, and 2013 was approximately $0.5 million, $0.8 million, and $0.6 million.

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

In January 2013, our Board of Directors approved the issuance of options to acquire a total of 10,000 shares of our common stock by one member of our Board of Directors.  Such grant vests in equal increments over a five-year period and has an exercise price of $23.48 per share.  Vested options have a term of five years from the vesting date.  The market price of our common stock at the grant date was $23.48.  The estimated fair market value of such option grant was approximately $0.1 million.  The total compensation cost not yet recognized as of October 31, 2015 was less than $0.1 million, which will be recognized over the remaining service period of 60 months.

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

In January 2014, all 12 of our non-employee directors were each granted 1,750 restricted shares (total of 21,000 shares).  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $32.49.  This grant of restricted stock incurred $0.2 million and $0.5 million in stock compensation expenses in fiscal 2015 and 2014, respectively.  As of January 1, 2015, all shares have vested.

In January 2014, our executive officers were granted a total of 10,774 restricted shares.  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $30.50.  These shares vest in one-third increments, on an annual basis, beginning January 1, 2015. This grant of restricted stock incurred $0.1 million in stock compensation expenses in fiscal 2015 and 2014.

In January 2015, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares).  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $40.39.  On January 1, 2016, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  The total recognized stock-based compensation expense for these grants was $0.7 million for fiscal 2015.

On February 6, 2015, our executive officers were granted a total of 55,394 restricted shares.  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $40.17.  These shares vest in one-third increments, on an annual basis, beginning January 8, 2016. These shares were granted pursuant to our 2011 Management Incentive Plan. The total recognized stock-based compensation expense for these grants was $0.5 million for fiscal 2015.  On June 15, 2015, our Chief Operating Officer/Chief Financial Officer retired from Calavo.  His unvested portion of restricted stock of 12,322 shares issued in February of 2015 and January of 2014 was forfeited. As part of his retirement on June 1st 2015, he was granted 12,322 shares of unrestricted stock.  The closing price of our stock on such date was $49.95. We recorded for this grant $0.6 million of stock-based compensation expense for fiscal 2015.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2012	50	$21.82
Granted	10	$23.48
Exercised	(40)	$21.82
Outstanding at October 31, 2013	20	$22.64
Outstanding at October 31, 2014	20	$22.64
Exercised	(6)	$21.80
Outstanding at October 31, 2015	14	$23.00	$397
Exercisable at October 31, 2015	6	$22.92	$171

The weighted average remaining life of such outstanding options is 5.3 years.  The weighted average remaining life of such exercisable options is 5.3 years.  The fair value of shares vested during the year ended October 31, 2015, was $0.2 million.

14.     Dividends

On December 8, 2015, we paid a $0.80 per share dividend in the aggregate amount of $13.9 million to shareholders of record on November 17, 2015. On December 8, 2014, we paid a $0.75 per share dividend in the aggregate amount of $13.0 million to shareholders of record on November 17, 2014.

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

The following table sets forth our financial assets and liabilities as of October 31, 2015 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$27,415	-	-	$27,415
Total assets at fair value	$27,415	$-	$-	$27,415

(1)

The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock.  We currently own approximately 12% of Limoneira’s outstanding common stock.  These securities are measured at fair value by quoted market prices.  Limoneira’s stock price at October 31, 2015 and October 31, 2014 equaled $15.86 per share and $25.66 per share.  Unrealized gains and losses are recognized through other comprehensive income.  Unrealized investment holding losses arising during the year ended October 31, 2015 and 2014 was $16.9 million and $1.2 million.  Unrealized investment holding gains arising during the year ended October 31, 2013 was $6.7 million.

The following is a reconciliation of the beginning and ending amounts of the contingent consideration for RFG:

	Balance at				Balance at
	October 31,		Revalue		October 31,
	2013	Interest	Adjustment	Settled	2014
	(All amounts are presented in thousands)
RFG contingent consideration	$15,602	—	$53,611	$(69,213)	—
Total	$15,602	—	$53,611	$(69,213)	—

16. Agricola Don Memo

In December 2014, Calavo formed a wholly owned subsidiary Calavo Growers De Mexico, S. de R.L. de C.V. (Calavo Sub).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de C.V., (Belo) a Mexican Company owned by Agricola Belher, and Agricola Don Memo, S.A. de C.V. (Don Memo). Don Memo, a Mexican corporation formed in July 2013, is engaged in the business of owning and improving land in Jalisco, Mexico for the growing of tomatoes and other produce and the sale and distribution of tomatoes and other produce.  Belo and Calavo Sub will have an equal one-half ownership interest in Don Memo in exchange for $2 million each.  Pursuant to a management service agreement, Belo, through its officers and employees, has day-to-day power and authority to manage the operations. Belo is entitled to a management fee equal to 20% of the earnings before interest and taxes

(EBIT), as defined, which is payable annually in July of each year.  Additionally, Calavo Sub is entitled to a 12% commission, calculated in U.S. dollars, for the sale of produce in the Mexican National Market, United States, Canada, and any other overseas market.

We have loaned $4.0 million to Don Memo since its formation. We have recorded such loans in prepaids and other current assets. These monies, intended as a bridge loan, are expected to be replaced with a loan from an institutional lender during our 1st fiscal quarter of 2016 and this bridge loan will be immediately repaid from the proceeds of the new loan. Additionally, $2.0 million, representing Calavo Sub’s 50% ownership in Don Memo, is included in investment in unconsolidated entities on our balance sheet.

17. Avocados de Jalisco

In August 2015, we entered into Shareholder’s Agreement with various partners which created Avocados de Jalisco, S.A.P.I. de C.V. (Avocados de Jalisco).  Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados in Jalisco Mexico.  This entity is 80% owned by Calavo and was consolidated as of October 31, 2015.  Avocados de Jalisco is currently building a packinghouse located in Jalisco, Mexico and such packinghouse is expected to be operational in the second quarter of 2016.  The portion of the entity owned by others has been reflected as a noncontrolling interest and amounts to $1.0 million as of October 31, 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Calavo Growers, Inc.

We have audited the accompanying consolidated balance sheet of Calavo Growers, Inc. as of October 31, 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended October 31, 2014.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calavo Growers, Inc. at October 31, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California
January 30, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Calavo Growers, Inc.

Santa Paula, California

We have audited the accompanying consolidated balance sheet of Calavo Growers, Inc. and subsidiaries (the Company) as of October 31, 2015, and the related consolidated statements of operations, comprehensive operations, shareholders' equity, and cash flows for the year ended October 31, 2015.  Our audit also included the financial statement schedule listed in the index at Item 15 (a). These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calavo Growers, Inc. and subsidiaries at October 31, 2015, and the consolidated results of its operations and its cash flows for the year ended October 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calavo Growers Inc.’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 30, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California
December 30, 2015

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2015.  Our internal control over financial reporting as of October 31, 2015 has been audited by Deloitte LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Calavo Growers, Inc.

Santa Paula, California

To the Board of Directors and Stockholders of

Calavo Growers, Inc.

Santa Paula, California

We have audited internal control over financial reporting of Calavo Growers, Inc. and subsidiaries (the Company) as of October 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2015 of the Company and our report dated December 30, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Costa Mesa, California
December 30, 2015

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

The following information is included in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after our fiscal year end of October 31, 2015 (the Proxy Statement) and is incorporated herein by reference:

➢	Information regarding our directors who are standing for reelection and any persons nominated to become our directors is set forth under "Election of Directors."
➢

Information regarding our Audit Committee and designated "audit committee financial expert" is set forth under "Corporate Governance Principles and Board Matters—Board Structure and Committee Composition—Audit Committee."

➢	Information on our code of ethics for directors, officers and employees and our Corporate Governance Guidelines is set forth under "Corporate Governance Principles and Board Matters."
➢	Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under "Section 16(a) Beneficial Ownership Reporting Compliance."

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

The following consolidated financial statements as of October 31, 2015 and 2014 and for each of the three years in the period ended October 31, 2015 are included herewith:

Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity, Notes to Consolidated Financial Statements, and Report of Deloitte LLP, Independent Registered Public Accounting Firm.

(2)Supplemental Schedules

Schedule II -- Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3)Exhibits

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

3.1	Articles of Incorporation of Calavo Growers, Inc. [1]
3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[6]
3.3	Amendments to Articles of Incorporation or Bylaws of Calavo Growers, Inc. [18]
3.4	Amended and Restated Bylaws of Calavo Growers, Inc., effective as of September 25, 2014. [28]
10.1	Form of Marketing Agreement for Calavo Growers, Inc.[7]
10.2	Marketing Agreement dated as of April 1, 1996 between
Tropical Hawaiian Products, Inc., a Hawaiian corporation,
and Calavo Growers of California. [1]
10.3	Lease Agreement dated as of November 21, 1997, between Tede
S.A. de C.V., a Mexican corporation, and Calavo de Mexico,
S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]
10.4	Lease agreement dated as of February 15, 2005, between Limoneira
Company and Calavo Growers, Inc.[3]
10.5	Standstill agreement dated June 1, 2005, between Limoneira
Company and Calavo Growers, Inc.[3]

10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc.
And Limoneira Company[3]
10.7	Term Loan Agreement dated April 9, 2008 (effective date May 1, 2008)
between Farm Credit West, PCA, and Calavo Growers, Inc. [7]
10.8	2005 Stock Incentive Plan Of Calavo Growers, Inc.[9]
10.9	Calavo Supplemental Executive Retirement Agreement dated
March 11, 1989 between Egidio Carbone, Jr. and Calavo
Growers of California. [1]
10.10	Amendment to the Calavo Growers of California Supplemental
Executive Retirement Agreement dated November 9, 1993
Between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.11	Line of Credit and Security Agreement, dated July 15, 2013 by and between Calavo Growers, Inc. a California Corporation, and FreshRealm, LLC, a Delaware limited liability company. [26]
10.12	Business Loan Agreement between Bank of America, N.A. and Calavo
Growers, Inc., dated October 15, 2007[10]
10.13	First Amendment Agreement between Bank of America, N.A. and Calavo
Growers, Inc., dated August 28, 2008[11]
10.14	Form of Stock Option Agreement[12]
10.15	Amendment No. 2 to Loan Agreement dated as of July 31, 2009 between Calavo Growers, Inc. and Bank of America, N.A.[13]
10.16	Amendment to Term Loan Agreement between Farm Credit West, PCA, and Calavo Growers, Inc [14]`
10.17	Amendment No. 3 to Loan Agreement dated February 9, 2010 between Bank of America, N.A. and Calavo Growers, Inc. [15]
10.18	2011 Management Incentive Plan of Calavo Growers, Inc. [16]
10.19	Retention Bonus Agreement between Lecil E. Cole and Calavo Growers, Inc. [17]
10.20	Term Revolving Credit Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011. [20]
10.21	Term Loan Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011. [20]
10.22	Amendment to Term Revolving Credit Agreement between FCW and Calavo Growers, Inc. dated May 31, 2011. [21]
10.23	Amendment No. 4 to Loan Agreement dated as of September 30, 2011 between Calavo Growers, Inc. and Bank of America, N.A. [22]
10.24	Amendment No. 2 to Term Revolving Credit Agreement dated October 31, 2012 between Farm Credit West, PCA and Calavo Growers, Inc. [23]
10.25	Amendment No. 2 to Term Loan Agreement dated October 31, 2012 between Farm Credit West, PCA and Calavo Growers, Inc. [23]
10.26	Amendment No. 2 to Promissory Note dated October 31, 2012 between Farm Credit West, PCA and Calavo Growers, Inc. [23]
10.27	Equity Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]
10.28	Goodwill Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]
10.29	Pledge and Security Agreement dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]
10.30	Personal Guaranty dated October 31, 2013 between Calavo Growers, Inc. and Francisco Clouthier. [24]
10.31	Restricted Stock Award Agreement, dated January 9, 2014. [29]
10.32	Restricted Stock Award Agreement, dated January 9, 2014. [29]
10.33	Restricted Stock Award Agreement, dated January 20, 2015. [30]
10.34	Restricted Stock Award Agreement, dated February 6, 2015. [31]
21.1	Subsidiaries of Calavo Growers, Inc. [1]
23.1	Consent of Deloitte & Touche LLP. *
23.2	Consent of Ernst & Young LLP. *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *

32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *
101

The following financial information from the Annual Report on Form 10-K of Calavo Growers, Inc. for the year ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of October 31, 2015 and 2014; (2) Consolidated Statements of Income for the years ended October 31, 2015, 2014 and 2013; (3) Consolidated Statements of Comprehensive Income for the years ended October 31, 2015, 2014, and 2013; (4) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2015, 2014, and 2013; (5) Consolidated Statements of Cash Flows for the years ended October 31, 2015, 2014 and 2013; and (6) Notes to Financial Statements. *

*Filed with this Annual Report on Form 10-K.

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

4Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

5Previously filed on February 8, 2010 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

6Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

7Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

8Previously filed on May 8, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

9Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

10Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

11Previously filed on January 27, 2009 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.

12Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

13Previously filed on August 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

14Previously filed on January 11, 2010 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

15Previously filed on March 11, 2010 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

16Previously filed on January 14, 2011 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

17Previously filed on March 2, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

18Previously filed on March 30, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

19Previously filed on January 10, 2012 as an exhibit to the Registrant’s Report on Form 8-K/A and incorporated herein by reference.

20Previously filed on June 15, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

21Previously filed on September 9, 2011 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

22Previously filed on October 6, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

23Previously filed on November 14, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

24Previously filed on November 6, 2012 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

25Previously filed on September 4, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

26Previously filed on September 9, 2013 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

27Previously filed on November 26, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

28Previously filed on September 30, 2014 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

29Previously filed on March 11, 2014 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

30Previously filed on March 12, 2015 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

31Previously filed on June 9, 2015 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

(b)Exhibits

See subsection (a) (3) above.

(c)Financial Statement Schedules

See subsection (a) (1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 30, 2015.

CALAVO GROWERS, INC

By:	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 30, 2015 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Lecil E. Cole	Chairman of the Board of Directors, and
Lecil E. Cole	Chief Executive Officer
(Principal Executive Officer)

/s/ B. John Lindeman	Chief Financial Officer
B. John Lindeman	(Principal Financial Officer)

/s/ James E. Snyder	Corporate Controller
James E. Snyder	(Principal Accounting Officer)

/s/ Donald M. Sanders	Director
Donald M. Sanders

/s/ Marc L. Brown	Director
Marc L. Brown

/s/ John M. Hunt	Director
John M. Hunt

/s/ George H. Barnes	Director
George H. Barnes

/s/ Michael A. DiGregorio	Director
Michael A. DiGregorio

/s/ J. Link Leavens	Director
J. Link Leavens

/s/ James Helin	Director
James Helin

/s/ Dorcas H. Thille	Director
Dorcas H. Thille

/s/ Egidio Carbone, Jr	Director
Egidio Carbone, Jr

/s/ Steven W. Hollister	Director
Steven W. Hollister

/s/ Harold Edwards	Director
Harold Edwards

/s/ Scott Van Der Kar	Director
Scott Van Der Kar

SCHEDULE II

CALAVO GROWERS, INC.

VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Fiscal year	Balance at			Balance at
	ended	beginning			end
	October 31:	of year	Additions(1)	Deductions(2)	of year

Allowance for customer deductions	2013	2,693	9,722	10,933	1,482
	2014	1,482	11,833	10,290	3,025
	2015	3,025	10,400	11,284	2,141

Allowance for doubtful accounts	2013	528	62	375	215
	2014	215	143	135	223
	2015	223	74	126	171

(1)  Charged to net sales (customer deductions) or costs and expenses (doubtful accounts).

(2)  Customer deductions taken or write off of accounts receivables.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of
February 20, 2001 between Calavo Growers, Inc. and Calavo
Growers of California.[1]
2.2	Agreement and Plan of Merger dated as of November 7, 2003
Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh
International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[2]
2.3	Stock Purchase Agreement dated as of June 1, 2005, between
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

10.4	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[3]
10.5	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]
10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[3]
10.7	Term Loan Agreement dated April 9, 2008 (effective date May 1, 2008) between Farm Credit West, PCA, and Calavo Growers, Inc. [7]
10.8	2005 Stock Incentive Plan Of Calavo Growers, Inc.[9]

10.9	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.10	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.11	Line of Credit and Security Agreement, dated July 15, 2013 by and between Calavo Growers, Inc. a California Corporation, and FreshRealm, LLC, a Delaware limited liability company. [26]
10.12	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated October 15, 2007[10]
10.13	First Amendment Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated August 28, 2008[11]
10.14	Form of Stock Option Agreement[12]
10.15	Amendment No. 2 to Loan Agreement dated as of July 31, 2009 between Calavo Growers, Inc. and Bank of America, N.A.[13]
10.16	Amendment to Term Loan Agreement between Farm Credit West, PCA, and Calavo Growers, Inc [14]
10.17	Amendment No. 3 to Loan Agreement dated February 9, 2010 between Bank of America, N.A. and Calavo Growers, Inc. [15]
10.18	2011 Management Incentive Plan of Calavo Growers, Inc. [16]
10.19	Retention Bonus Agreement between Lecil E. Cole and Calavo Growers, Inc. [17]
10.20	Term Revolving Credit Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011. [20]
10.21	Term Loan Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011. [20]
10.22	Amendment to Term Revolving Credit Agreement between FCW and Calavo Growers, Inc. dated May 31, 2011. [21]
10.23	Amendment No. 4 to Loan Agreement dated as of September 30, 2011 between Calavo Growers, Inc. and Bank of America, N.A. [22]
10.24	Amendment No. 2 to Term Revolving Credit Agreement dated October 31, 2012 between Farm Credit West, PCA and Calavo Growers, Inc. [23]
10.25	Amendment No. 2 to Term Loan Agreement dated October 31, 2012 between Farm Credit West, PCA and Calavo Growers, Inc. [23]
10.26	Amendment No. 2 to Promissory Note dated October 31, 2012 between Farm Credit West, PCA and Calavo Growers, Inc. [23]
10.27	Equity Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]
10.28	Goodwill Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]
10.29	Pledge and Security Agreement dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]
10.30	Personal Guaranty dated October 31, 2013 between Calavo Growers, Inc. and Francisco Clouthier. [2]
10.31	Restricted Stock Award Agreement, dated January 9, 2014. [29]
10.32	Restricted Stock Award Agreement, dated January 9, 2014. [29]
10.33	Restricted Stock Award Agreement, dated January 20, 2015. [30]
10.34	Restricted Stock Award Agreement, dated February 6, 2015. [31]
21.1	Subsidiaries of Calavo Growers, Inc. [1]
23.1	Consent of Deloitte & Touche LLP. *
23.2	Consent of Ernst & Young LLP. *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *
32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *
101

The following financial information from the Annual Report on Form 10-K of Calavo Growers, Inc. for the year ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of October 31, 2015 and 2014; (2) Consolidated Statements of Income for the years ended October 31, 2015, 2014 and 2013; (3) Consolidated Statements of Comprehensive Income for the years ended October 31, 2015, 2014, and 2013; (4) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2015, 2014, and 2013; (5) Consolidated Statements of Cash Flows for the years ended October 31, 2015, 2014 and 2013; and (6) Notes to Financial Statements. *

*Filed with this Annual Report on Form 10-K.

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

30Previously filed on March 12, 2015 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

31Previously filed on June 9, 2015 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.