Form 10-Q
period 2016-01-31
CALAVO GROWERS INC
filed 2016-03-10
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Registrant's number of shares of common stock outstanding as of January 31, 2016 was 17,435,408

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo Growers, Inc. and its consolidated subsidiaries (Calavo, the Company, we, us or our)  may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, margins, expenses, earnings, earnings per share, tax provisions, cash flows, currency exchange rates, the impact of acquisitions or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic trends and events; the competitive pressures faced by Calavo's businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs; integration and other risks associated with business combinations; the hiring and retention of key employees; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including, but not limited to, the items discussed in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, and those detailed from time to time in our other filings with the Securities and Exchange Commission. Calavo assumes no obligation and does not intend to update these forward-looking statements.

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	January 31,	October 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$8,188	$7,171
Accounts receivable, net of allowances of $2,312 (2016 and 2015)	74,122	58,606
Inventories, net	27,090	26,351
Prepaid expenses and other current assets	13,206	15,763
Advances to suppliers	—	2,820
Income taxes receivable	3,120	6,111
Total current assets	125,726	116,822
Property, plant, and equipment, net	72,158	69,448
Investment in Limoneira Company	21,745	27,415
Investment in unconsolidated entities	19,868	19,720
Deferred income taxes	20,812	19,277
Goodwill	18,262	18,262
Other assets	13,203	14,001
	$291,774	$284,945
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$11,164	$3,924
Trade accounts payable	21,347	19,600
Accrued expenses	23,445	21,311
Short-term borrowings	44,000	36,910
Dividend payable	—	13,907
Current portion of long-term obligations	1,417	2,206
Total current liabilities	101,373	97,858
Long-term liabilities:
Long-term obligations, less current portion	552	586
Deferred income taxes	234	234
Total long-term liabilities	786	820
Commitments and contingencies
Noncontrolling interest, Calavo Salsa Lisa	285	285
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,435 (2016) and 17,385 (2015) shares issued and outstanding	17	17
Additional paid-in capital	147,636	147,063
Accumulated other comprehensive income (loss)	(1,181)	2,419
Noncontrolling interest	1,038	1,011
Retained earnings	41,820	35,472
Total shareholders' equity	189,330	185,982
	$291,774	$284,945

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended
	January 31,
	2016	2015

Net sales	$204,575	$194,791
Cost of sales	183,577	176,986
Gross margin	20,998	17,805
Selling, general and administrative	10,921	9,510
Operating income	10,077	8,295
Interest expense	(217)	(223)
Other income, net	241	117
Income before provision for income taxes	10,101	8,189
Provision for income taxes	3,725	2,890
Net income	6,376	5,299
Less: Net income attributable to noncontrolling interest	(27)	—
Net income attributable to Calavo Growers, Inc.	$6,349	$5,299

Calavo Growers, Inc.’s net income per share:
Basic	$0.37	$0.31
Diluted	$0.37	$0.31

Number of shares used in per share computation:
Basic	17,322	17,295
Diluted	17,386	17,311

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended
	January 31,
	2016	2015

Net income	$6,376	$5,299
Other comprehensive loss, before tax:
Unrealized investment losses arising during period	(5,670)	(8,401)
Income tax benefit related to items of other comprehensive loss	2,070	3,276
Other comprehensive loss, net of tax	(3,600)	(5,125)
Comprehensive income	2,776	174
Less: Net income attributable to noncontrolling interest	(27)	—
Comprehensive income – Calavo Growers, Inc.	$2,749	$174

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended January 31,
	2016	2015

Cash Flows from Operating Activities:
Net income	$6,376	$5,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,103	1,968
Income from unconsolidated entities	(146)	—
Stock compensation expense	462	211
Deferred income taxes	598	—
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(15,516)	(13,692)
Inventories, net	(739)	3,913
Prepaid expenses and other current assets	(1,443)	(2,800)
Advances to suppliers	2,820	2,798
Income taxes receivable	3,102	(1,641)
Other assets	372	108
Payable to growers	7,237	1,162
Trade accounts payable and accrued expenses	3,814	1,043
Net cash provided by (used in) operating activities	9,040	(1,631)
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(4,411)	(3,689)
Proceeds received for repayment of San Rafael note	28	—
Proceeds received for repayment of loan to Agricola Don Memo	4,000	—
Net cash used in investing activities	(383)	(3,689)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(13,907)	(12,970)
Proceeds from revolving credit facility	61,390	78,590
Payments on revolving credit facility	(54,300)	(60,880)
Payments on long-term obligations	(823)	(1,047)
Proceeds from stock option exercises	—	15
Net cash provided by (used in) financing activities	(7,640)	3,708
Net increase (decrease) in cash and cash equivalents	1,017	(1,612)
Cash and cash equivalents, beginning of period	7,171	6,744
Cash and cash equivalents, end of period	$8,188	$5,132
Noncash Investing and Financing Activities:
Construction in progress included in trade accounts payable and accrued expenses	$4	$—
Unrealized holding losses	$(5,670)	$(8,401)

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

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  ASU No. 2016-02 includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease.  New disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases are also required. These disclosures include qualitative and quantitative requirements, providing information about the amounts recorded in the financial statements. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal. The Company is still in the process of evaluating the impact of the adoption of this amendment.

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

	Three months ended January 31, 2016				Three months ended January 31, 2015

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$95,222	$—	$—	$95,222	$102,426	$—	$—	$102,426
Tomatoes	16,030	—	—	16,030	6,053	—	—	6,053
Papayas	2,214	—	—	2,214	2,519	—	—	2,519
Other fresh products	121	—	—	121	1,224	—	—	1,224
Food service	—	12,637	—	12,637	—	11,522	—	11,522
Retail and club	—	5,322	76,783	82,105	—	5,662	69,151	74,813
Total gross sales	113,587	17,959	76,783	208,329	112,222	17,184	69,151	198,557
Less sales incentives	(441)	(2,471)	(842)	(3,754)	(573)	(2,561)	(632)	(3,766)
Net sales	$113,146	$15,488	$75,941	$204,575	$111,649	$14,623	$68,519	$194,791

	Fresh	Calavo
	products	Foods	RFG	Total

	(All amounts are presented in thousands)

Three months ended January 31, 2016
Net sales	$113,146	$15,488	$75,941	$204,575
Cost of sales	102,651	9,984	70,942	183,577
Gross margin	$10,495	$5,504	$4,999	$20,998

Three months ended January 31, 2015
Net sales	$111,649	$14,623	$68,519	$194,791
Cost of sales	102,932	11,030	63,024	176,986
Gross margin	$8,717	$3,593	$5,495	$17,805

For the three months ended January 31, 2016 and 2015, inter-segment sales and cost of sales of $0.2 million and $0.1 million between Fresh products and RFG were eliminated.  For the three months ended January 31, 2016 and 2015, inter-segment sales and cost of sales of $0.7 million and $0.3 million between Calavo Foods and RFG were eliminated.

3.Inventories

Inventories consist of the following (in thousands):

	January 31,	October 31,
	2016	2015

Fresh fruit	$13,445	$11,939
Packing supplies and ingredients	6,430	6,347
Finished prepared foods	7,215	8,065
	$27,090	$26,351

Inventories are stated at the lower of cost or market. We periodically review the value of items in inventory and record any necessary reserves of inventory based on our assessment of market conditions.  No inventory reserve was considered necessary as of January 31, 2016 and October 31, 2015.

4.Related party transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers.  During the three months ended January 31, 2016 and 2015, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.2 million and $0.6 million.  Amounts payable to these board members were $0.2 million as of January 31, 2016.  We did not have any amounts due to Board members as of October 31, 2015.

During the three months ended January 31, 2016 and 2015, we received $0.1 million as dividend income from Limoneira Company (Limoneira).  In addition, we lease office space from Limoneira and paid rental expenses of $0.1 million for the three months ended January 31, 2016 and 2015. Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company.

In December 2014, Calavo formed a wholly owned subsidiary Calavo Growers De Mexico, S. de R.L. de C.V. (Calavo Sub).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de C.V., (Belo) a Mexican Company owned by Agricola Belher, and Agricola Don Memo, S.A. de C.V. (Don Memo). Belo and Calavo Sub have an equal one-half ownership interest in Don Memo in exchange for $2 million each.  Pursuant to a management service agreement, Belo, through its officers and employees, has day-to-day power and authority to manage the operations. Belo is entitled to a management fee, as defined, which is payable annually in July of each year.  Additionally, Calavo Sub is entitled to commission, for the sale of produce in the Mexican National Market, United States, Canada, and any other overseas market.

We loaned a total of $4.0 million to Don Memo since its formation. These monies, effectively a bridge loan, were replaced with a new loan to Don Memo from Bank of America, N.A. (BoA) during our first fiscal quarter of 2016 and our bridge loan was repaid from the proceeds of the new loan. Also, in January 2016, Calavo and BoA, entered into a Continuing and Unconditional Guaranty agreement (the Guaranty). Under the terms of the Guaranty, Calavo unconditionally guarantees and promises to pay BoA any and all Indebtedness, as defined therein, of our unconsolidated subsidiary Don Memo to BoA. Belo has also entered into a similar guarantee with BoA. These guarantees relate to a new loan in the amount of $4.5 million loan from BoA to Don Memo that closed in January 2016.

Additionally, $2.0 million, representing Calavo Sub’s 50% ownership in Don Memo, is included in investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under this program to Don Memo, net of our commission and aforementioned advances. As of January 31, 2016 and October 31, 2015, we advanced $1.1 million and $1.8 million to Don Memo, which is recorded in advances to suppliers and netted with payable to growers. During the three months ended January 31, 2016, we paid/accrued $1.9 million to Don Memo pursuant to our consignment agreement.

We had grower advances due from Belher of $3.3 million and $3.0 million as of January 31, 2016 and October 31, 2015.  In addition, we had infrastructure advances due from Belher of $1.8 million as of January 31, 2016 and October 31, 2015.  Of these infrastructure advances $1.0 million was recorded as receivable in prepaid and other current assets.  The remaining $0.8 million of these infrastructure advances are recorded in other assets. During the three months ended January 31, 2016 and 2015, we paid/accrued $12.1 million and $5.3 million to Belher pursuant to our consignment agreement.

In August 2015, we entered into Shareholder’s Agreement with various partners and created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”).  Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados.  This entity is approximately 80% owned by Calavo and was consolidated in our financial statements.  Avocados de Jalisco is currently building a packinghouse located in Jalisco, Mexico and such packinghouse is expected to be operational in the second quarter of 2016.  As of January 31, 2016 and October 31, 2015, we have made preseason advances of approximately $0.2 million and $0.3 million to various partners of Avocados de Jalisco.

The three previous owners and current executives of RFG have a majority ownership of certain entities that provide various services to RFG.  RFG’s California operating facility leases a building from LIG partners, LLC (LIG) pursuant to an operating lease.  RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease.  Additionally, RFG sells cut produce and purchases raw materials, obtains transportation services, and shares costs for certain utilities with Third Coast Fresh Distribution (Third Coast).  LIG, THNC and Third Coast are majority owned by entities owned by three employees of Calavo (former/current executives of RFG). See the following tables for the related party activity and balances for fiscal year 2016 and 2015:

	Three months ended January 31,
(in thousands)	2016	2015

Rent paid to LIG	$131	$131
Rent paid to THNC, LLC	$76	$76
Sales to Third Coast	$-	$129
Purchases from Third Coast	$-	$59

5.Other assets

Other assets consist of the following (in thousands):

	January 31,	October 31,
	2016	2015

Intangibles, net	$4,289	$4,613
Mexican IVA (i.e. value-added) taxes receivable	5,319	5,853
Grower advances	272	346
Loan to Agricola Belher	800	800
Loan to FreshRealm members	310	307
Notes receivable from San Rafael	1,292	1,286
Other	921	796
	$13,203	$14,001

Intangible assets consist of the following (in thousands):

		January 31, 2016			October 31, 2015
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	8.0 years	$7,640	$(4,520)	$3,120	$7,640	$(4,282)	$3,358
Trade names	8.1 years	2,760	(2,229)	531	2,760	(2,164)	596
Trade secrets/recipes	9.3 years	630	(281)	349	630	(270)	360
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(253)	14	267	(243)	24
Intangibles, net		$11,572	$(7,283)	$4,289	$11,572	$(6,959)	$4,613

We anticipate recording amortization expense of approximately $0.9 million for the remainder of fiscal 2016, with $1.1 million for fiscal year 2017 and 2018,  $0.7 million for each of the fiscal year 2019, and $0.2 million for years thereafter, through fiscal year 2023.

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

On January 4, 2016, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares).  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $48.46.  On January 3, 2017, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Management Incentive Plan. The total recognized stock-based compensation expense for these grants was $0.1 million for the three months ended January 31, 2016.

On January 8, 2016, our executive officers were granted a total of 24,582 restricted shares.  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $48.68.  These shares vest in one-third increments, on an annual basis, beginning January 8, 2017. These shares were granted pursuant to our 2011 Management Incentive Plan. The total recognized stock-based compensation expense for these grants was less than $0.1 million for the three months ended January 31, 2016.

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2015	10	$18.28
Outstanding at January 31, 2016	10	$18.28	$515
Exercisable at January 31, 2016	10	$18.28	$515

At January 31, 2016, outstanding and exercisable stock options had a weighted-average remaining contractual term of 2.9 years.  The total recognized and unrecognized stock-based compensation expense was insignificant for the three months ended January 31, 2016.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2015	14	$23.00
Outstanding at January 31, 2016	14	$23.00	$399
Exercisable at January 31, 2016	8	$23.06	$227

At January 31, 2016, outstanding stock options had a weighted-average remaining contractual term of 5.1 years.  At January 31, 2016, exercisable stock options had a weighted-average remaining contractual term of 4.2 years. The total recognized and unrecognized stock-based compensation expense was insignificant for the three ended January 31, 2016.

7.Other events

Dividend payment

On December 8, 2015, we paid a $0.80 per share dividend in the aggregate amount of $13.9 million to shareholders of record on November 17, 2015.

Contingencies

In January 2015, various class action lawsuits, which had been consolidated into a single lawsuit during our second fiscal quarter of 2015, were initiated against the company related to the restatement of previously-issued financial statements.  On February 24, 2016, the court agreed with our claim that this case was without merit and dismissed the case with prejudice.

Revolving credit facilities

In January 2016, we entered into separate loan amendments with Bank of America, N.A. and Farm Credit West, PCA that extended the expiration dates for our existing revolving credit facilities from February 1, 2016 to June 1, 2016.  We are currently engaged in discussions with prospective lenders regarding a new credit facility. We expect to complete these discussions and finalize a new credit facility before June 1, 2016.

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

The following table sets forth our financial assets and liabilities as of January 31, 2016 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$21,745	-	-	$21,745
Total assets at fair value	$21,745	$-	$-	$21,745

(1)

The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock.  We currently own approximately 12% of Limoneira’s outstanding common stock.  These securities are measured at fair value by quoted market prices.  Limoneira’s stock price at January 31, 2016 and October 31, 2015 equaled $12.58 per share and $15.86 per share.  Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding losses arising during the three months ended January 31, 2016 and 2015 was $5.7 million and $8.4 million.

9.Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Salsa Lisa and Avocados de Jalisco (in thousands).

Salsa Lisa noncontrolling interest	January 31, 2016	January 31, 2015

Noncontrolling interest, beginning	$285	$270
Net loss attributable to noncontrolling interest of Salsa Lisa	—	—
Noncontrolling interest, ending	$285	$270

vo
Avocados de Jalisco noncontrolling interest	January 31, 2016	January 31, 2015

Noncontrolling interest, beginning	$1,011	$—
Net income attributable to noncontrolling interest of Avocados de Jalisco	27	—
Noncontrolling interest, ending	$1,038	$—

10.Subsequent events

We have evaluated subsequent events to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q.  Such events were evaluated through the date these financial statements were issued.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended October 31, 2015 of Calavo Growers, Inc. (we, Calavo, or the Company).

Recent Developments

Dividend payment

On December 8, 2015, we paid a $0.80 per share dividend in the aggregate amount of $13.9 million to shareholders of record on November 17, 2015.

Net Sales

The following table summarizes our net sales by business segment for each of the three month periods ended January 31, 2016 and 2015:

	Three months ended January 31,
(in thousands)	2016	Change	2015

Net sales:
Fresh products	$113,146	1.3%	$111,649
Calavo Foods	15,488	5.9%	14,623
RFG	75,941	10.8%	68,519
Total net sales	$204,575	5.0%	$194,791

As a percentage of net sales:
Fresh products	55.3%		57.3%
Calavo Foods	7.6%		7.5%
RFG	37.1%		35.2%
	100.0%		100.0%

Summary

Net sales for the three months ended January 31, 2016, compared to fiscal 2015, increased by $9.8 million, or 5.0%.  The increases in sales, when compared to the same corresponding prior year period, are related to increases in sales from all segments.

For the quarter ended January 31, 2016, our largest percentage increase in sales was RFG sales, followed by our Calavo Foods segment and Fresh Products segment, as shown above.  The increase in RFG sales was due primarily to increased sales from deli products, vegetables platters and cut fruit. Our increase in Calavo Foods sales during the first quarter of fiscal 2016, was due primarily to increased sales of our salsa and guacamole products. Our increase in Fresh product sales during the first quarter of fiscal 2016, was due primarily to increased sales of tomatoes.  Partially offsetting this increase in Fresh product sales for the first quarter of fiscal 2016, however, were decreases in sales of Mexican and California sourced avocados.  See discussion below for further details.

While the procurement of fresh avocados related to our Fresh products segment is seasonal, our Calavo Foods business is generally not as seasonal.

Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company.  All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

First Quarter 2016 vs. First Quarter 2015

Net sales delivered by the Fresh products business increased by approximately $1.5 million, or 1.3%, for the first quarter of fiscal 2016, when compared to the same period for fiscal 2015.  As discussed above, this increase in Fresh product sales during the first quarter of fiscal 2016 was primarily related to increased sales of tomatoes, partially offset by decreases in sales from Mexican and California sourced avocados.

Sales of tomatoes increased to $16.0 million for the first quarter of fiscal 2016, compared to $6.1 million for the same period for fiscal 2015.  The increase in sales for tomatoes is due to an increase in the sales price per carton and an increase in cartons sold.   The sales price per carton increased by approximately 127.4%, due to lower availability of tomatoes in the market, primarily due to a change in weather patterns.  In addition, we had an increase in cartons sold to 0.8 million cartons from 0.7 million cartons.

Partially offsetting this increase was a decrease in sales of Mexican sourced avocados, which decreased $6.1 million, or 6.1%, for the first quarter of 2016, when compared to the same prior year period.  The decrease in Mexican sourced avocados was primarily due to a decrease in the average sales price per carton, which decreased approximately 15.2% from the same prior period. The decrease in the average sales price per carton is primarily due to a higher supply of avocados in the market.  Partially offsetting this decrease is an increase in pounds sold of Mexican sourced avocados, which increased approximately 9.1 million pounds or 10.7%.

Sales of California sourced avocados decreased $0.9 million, or 59.7%, for the first quarter of 2016, when compared to the same prior year period.  California sourced avocados sales reflect a decrease in 0.5 million pounds of avocados sold, or 44.6%, when compared to the same prior year period.  We attribute most of this decrease in volume to the timing of deliveries as compared to fiscal 2015. Due to weather conditions, growers opted to pick fruit earlier in fiscal 2015.  Further contributing to this decrease, was a decrease in the sales price per carton, which decreased by approximately 27.3%.  We attribute much of this change to a higher supply of avocados in the market.

Sales of papayas decreased to $2.2 million for the first quarter of fiscal 2016, compared to $2.5 million for the same period for fiscal 2015.  The decrease in sales of papayas is due to a decrease in cartons sold.  This decrease is mostly due to weather conditions that impacted the overall supply of Hawaiian papayas.

We anticipate that California avocado sales will experience an increase during our second fiscal quarter of 2016, as compared to the first quarter of 2016.  Additionally, we believe that the sales volume of California grown avocados will increase in second quarter of fiscal 2016, when compared to the same prior year period.  This increase is due to a larger expected California avocado crop during fiscal 2016.

We anticipate that net sales related to tomatoes will increase during our second fiscal quarter of 2016, as compared to the same prior year period.  We anticipate that sales volume of Mexican grown avocados will increase in the second quarter of fiscal 2016, when compared to the same prior year period.

Calavo Foods

First Quarter 2016 vs. First Quarter 2015

Sales for Calavo Foods for the quarter ended January 31, 2016, when compared to the same period for fiscal 2015, increased $0.9 million, or 5.9%.  This increase is primarily due to an increase in sales of salsa products which increased approximately $0.6 million, or 167.3%, in the first quarter of fiscal year 2016, when compared to the same prior year period. The increase in sales of salsa was primarily related to an increase in overall pounds sold.  In addition, there was an increase in sales of guacamole products which increased approximately $0.3 million, or 1.9%, in the first quarter of fiscal year 2016, when compared to the same prior year period.

RFG

First Quarter 2016 vs. First Quarter 2015

Sales for RFG for the quarter ended January 31, 2016, when compared to the same period for fiscal 2015, increased $7.4 million, or 10.8%.  This increase is due primarily to increased sales from deli products, vegetables platters and cut fruit. The overall increase in sales is primarily due to an increase in sales volume. We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative products that we offer.

Gross Margins

The following table summarizes our gross margins and gross profit percentages by business segment for the three months period ended January 31, 2016 and 2015:

	Three months ended January 31,
	2016	Change	2015

Gross Margins:
Fresh products	$10,495	20.4%	$8,717
Calavo Foods	5,504	53.2%	3,593
RFG	4,999	(9.0)%	5,495
Total gross margins	$20,998	17.9%	$17,805

Gross margin percentages:
Fresh products	9.3%		7.8%
Calavo Foods	35.5%		24.6%
RFG	6.6%		8.0%
Consolidated	10.3%		9.1%

Summary

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold.  Gross margins increased by approximately $3.2 million, or 17.9%, for the first quarter of fiscal 2016, when compared to the same period for fiscal 2015.  This increase in our gross margin, when compared to the same corresponding prior year period,  is related to increases in gross margin across the Fresh products and Calavo Foods segments.  Partially offsetting these increases is a decrease in gross margin for RFG.

Fresh products

During our three months ended January 31, 2016, as compared to the same prior year period, the increase in our Fresh products segment gross margin percentage was primarily the result of increased margins for Mexican sourced avocados.  For the first quarter of 2016, compared to the same prior year period, Mexican sourced avocados gross margin increased from 9.5% in 2015 to 10.3% in 2016. In fiscal 2016, we were able to manage the spread between the sales price and the fruit cost of Mexican sourced avocados more effectively. For the first quarter of 2016, compared to the same prior year period, average fruit/production costs decreased 15.9%, while the average sales price per carton decreased by only 15.2%. In addition, the U.S. Dollar to Mexican Peso exchange rate continues to strengthen in fiscal 2016. Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products segment.

 In addition to this increase in gross margin from Mexican sourced fruit was an improvement in the gross margin for California sourced avocados.  Our gross margin for California sourced avocados increased, a significant portion of which was due to decreased fruit cost. In fiscal year 2016, we experienced an improvement in gross profit by approximately $1.0 million, which increased our overall gross margin percentage.

The gross margin and/or gross profit percentage for consignment sales, such as tomatoes, are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers.  The gross margin we earn is generally based on a commission agreed to with each party, which usually is a percent of the overall selling price.  In the first quarter of fiscal year 2016 we generated gross margins of $1.9 million from consigned tomato sales. This is an improvement of $1.3 million from $0.6 million in the corresponding prior year.  The increase is gross profit is primarily due to an increase in overall sales for tomatoes.  The increase in sales for tomatoes is due to an increase in the sales price per carton and an increase in cartons sold.  The sales price per carton increased by approximately 127.4%, due to lower availability of tomatoes in the market, primarily due to a change in weather patterns.  In addition, we had an increase in cartons sold to 0.8 million cartons from 0.7 million cartons.

Calavo Foods

The Calavo Foods segment gross margin percentage during our three months ended January 31, 2016, when compared to the same prior year periods, increased primarily due to a decrease in fruit costs. In addition, the U.S. Dollar to Mexican Peso exchange rate continues to strengthen in fiscal 2016. Note that any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Calavo Foods segment.

RFG

 RFG’s decreased gross margin is due to adverse weather conditions (related to El Nino) that impacted certain fruit and vegetable growing regions and caused reduced raw material availability, increased fruit prices, and reduced processing yields. Similar to the Calavo Foods segment, RFG has agreed upon pricing with many of their customers.  This causes difficulty when fruit prices increase to correspondingly increase their sales prices to effectively offset the increased cost.  Note that any significant fluctuation in raw material availability, price and/or quality may have a material impact on future gross margins for our RFG segment.

Selling, General and Administrative

	Three months ended January 31,
	2016	Change	2015
	(Dollars in thousands)
Selling, general and administrative	$10,921	14.8%	$9,510
Percentage of net sales	5.3%		4.9%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs.  Selling, general and administrative expenses increased  $1.4 million, or 14.8%, for the three months ended January 31, 2016, when compared to the same period for fiscal 2015.  This increase was primarily related to higher corporate costs, including, but not limited to, salaries (approximately $0.4 million), accrued management bonuses  (approximately $0.3 million),  stock based compensation  (approximately $0.3 million),  accounting fees (approximately $0.2 million), and insurance (approximately $0.2 million).

Provision for Income Taxes

	Three months ended January 31,
	2016	Change	2015

Provision for income taxes	$3,725	28.9%	$2,890
Effective tax rate	36.9%		35.3%

For the first quarter of fiscal 2016, our provision for income taxes was $3.7 million, as compared to $2.9 million in the comparable prior year period We currently expect our effective tax rate to be approximately 36.9% during fiscal 2016.

Liquidity and Capital Resources

Cash provided by operating activities was $9.0 million for the three months ended January 31, 2016, compared to cash used by operations of $1.6 million for the similar period in fiscal 2015.  Operating cash flows for the three months ended January 31, 2016 reflect our net income of $6.4 million, net increase in non-cash activities (depreciation and amortization, stock compensation expense, deferred income taxes, and income from unconsolidated entities) of $3.0 million and a net decrease in the noncash components of our operating capital of approximately $0.4 million.

Our operating capital decrease includes a  net increase in accounts receivable of $15.5 million, an increase in prepaid expenses and other current assets of $1.4 million, and an increase in inventory of $0.8 million and, partially offset by an increase in payable to growers of $7.2 million, a net increase in trade accounts payable and accrued expenses of $3.8 million, a decrease in income tax receivable of $3.1 million, a decrease in advances to suppliers of $2.8 million, and a decrease in other assets of $0.4 million.

The increase in payable to growers primarily reflects an increase in our tomato liability due to an increase in tomatoes sold in the first quarter of fiscal 2016.  The increase in accounts payable and accrued expenses is primarily related to an increase in our payables related to tomatoes and Mexican avocados. The decrease in income tax receivable primarily reflects the tax impact of current year’s net income. The decrease in advances to suppliers primarily reflects fewer advances made to Agricola Belher related to the receipt of tomatoes in January 2016, compared to October 2015. The increase in our accounts receivable, as of January 31, 2016 when compared to October 31, 2015, primarily reflects higher sales recorded in the month of January 2016, as compared to October 2015.  The increase in our prepaid assets is due primarily to an increase in our Mexican IVA tax receivable in fiscal 2016. The increase in inventory is primarily related to an increase in the fresh fruit on hand at January 31, 2016.  This was primarily driven by an increase in the volume of California avocados purchased during our first fiscal quarter of 2016, as compared to October 2015.

Cash used in investing activities was $0.4 million for the three months ended January 31, 2016, which related to the purchase of property, plant and equipment items of $4.4 million, partially offset by proceeds received from the repayment of the loan to Agricola Don Memo of $4.0 million.

Cash used in financing activities was $7.6 million for the three months ended January 31, 2016, which related principally to the payment of our $13.9 million dividend and payments on long-term obligations of $0.8 million, partially offset by proceeds received on our credit facilities totaling $7.1 million.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing credit facilities.  Cash and cash equivalents as of January 31, 2016 and October 31, 2015 totaled $8.2 million and $7.2 million. Our working capital at January 31, 2016 was $24.4 million, compared to $19.0 million at October 31, 2015.

We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for the next twelve months.  We will continue to evaluate grower recruitment opportunities, expanded relationships with retail and club customers, and exclusivity arrangements with food service companies to fuel growth in each of our business segments.  Our non-collateralized, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. have been extended to expire in June 2016.  Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases.  Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.8% and 1.7% at January 31, 2016 and October 31, 2015.  Under these credit facilities, we had $44.0 million and $36.9 million outstanding as January 31, 2016 and October 31, 2015.  These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined).  We were in compliance with all such covenants at January 31, 2016.

Contractual Obligations

There have been no material changes to our contractual commitments from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2015. For a summary of the contractual commitments at October 31, 2015, see Part II, Item 7, in our 2015 Annual Report on Form 10-K.

Impact of Recently Issued Accounting Pronouncements

See Note 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations.  All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes.  The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2016.

(All amounts in thousands)	Expected maturity date January 31,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$8,188	$—	$—	$—	$—	$—	$8,188	$8,188
Accounts receivable (1)	74,122	—	—	—	—	—	74,122	74,122

Liabilities
Payable to growers (1)	$11,164	$—	$—	$—	$—	$—	$11,164	$11,164
Accounts payable (1)	21,347	—	—	—	—	—	21,347	21,347
Current borrowings pursuant to credit facilities (1)	44,000	—	—	—	—	—	44,000	44,000
Fixed-rate long-term obligations (2)	1,417	134	94	92	92	140	1,969	2,007

(1)

We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)

Fixed-rate long-term obligations bear interest rates ranging from 1.8% to 4.3% with a weighted-average interest rate of 2.2%.  We believe that loans with a similar risk profile would currently yield a return of 2.6%.  We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $35,000.

We were not a party to any derivative instruments during the fiscal year.  It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact business primarily in Mexican pesos.  Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. Historically, the fluctuation of the spot rate for the Mexican peso has led to a  small-to-moderate impact on our operating results.  We do not anticipate using derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates during fiscal 2016.  Management does, however, evaluate this opportunity from time to time. Total foreign currency translation losses for the three months ended January 31, 2016 and 2015, net of gains, was $0.7 million and $0.8 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in litigation in the ordinary course of business, none of which we believe will have a material adverse impact on our financial position or results of operations.

In January 2015, various class action lawsuits, which had been consolidated into a single lawsuit during our second fiscal quarter of 2015, were initiated against the company related to the restatement of previously-issued financial statements.  On February 24, 2016, the court agreed with our claim that this case was without merit and dismissed the case with prejudice.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part 1, item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2015.  There have been no material changes from the risk factors set forth in such Annual Report on Form 10-K.  However, the risks and uncertainties that we face are not limited to those set forth in the 2015 Form 10-K.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

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

101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of January 31, 2016  and October 31, 2015; (2) Consolidated Condensed Statements of Income for the three months ended January 31, 2016 and 2015; (3) Consolidated Condensed Statements of Comprehensive Income for the three months ended January 31, 2016 and 2015; (4) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2016 and 2015; and (5) Notes to Unaudited Condensed Financial Statements.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: March 10, 2016
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date: March 10, 2016
	By	/s/ B. John Lindeman
B. John Lindeman
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

101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of January 31, 2016  and October 31, 2015; (2) Consolidated Condensed Statements of Income for the three months ended January 31, 2016 and 2015; (3) Consolidated Condensed Statements of Comprehensive Income for the three months ended January 31, 2016 and 2015; (4) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2016 and 2015; and (5) Notes to Unaudited Condensed Financial Statements.