Form 10-Q
period 2016-04-30
CALAVO GROWERS INC
filed 2016-06-08
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Registrant's number of shares of common stock outstanding as of April 30, 2016 was 17,435,408

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

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	April 30,	October 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$7,888	$7,171
Accounts receivable, net of allowances of $2,468 (2016) $2,312 (2015)	75,888	58,606
Inventories, net	29,849	26,351
Prepaid expenses and other current assets	14,540	15,763
Advances to suppliers	—	2,820
Income taxes receivable	—	6,111
Total current assets	128,165	116,822
Property, plant, and equipment, net	75,299	69,448
Investment in Limoneira Company	30,924	27,415
Investment in unconsolidated entities	19,761	19,720
Deferred income taxes	17,462	19,277
Goodwill	18,262	18,262
Other assets	14,220	14,001
	$304,093	$284,945
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$19,613	$3,924
Trade accounts payable	21,285	19,600
Accrued expenses	22,776	21,311
Income taxes payable	1,358	—
Short-term borrowings	31,990	36,910
Dividend payable	—	13,907
Current portion of long-term obligations	642	2,206
Total current liabilities	97,664	97,858
Long-term liabilities:
Long-term obligations, less current portion	519	586
Deferred income taxes	234	234
Total long-term liabilities	753	820
Commitments and contingencies
Noncontrolling interest, Calavo Salsa Lisa	285	285
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,435 (2016) and 17,385 (2015) shares issued and outstanding	17	17
Additional paid-in capital	148,193	147,063
Accumulated other comprehensive income	4,647	2,419
Noncontrolling interest	1,025	1,011
Retained earnings	51,509	35,472
Total shareholders' equity	205,391	185,982
	$304,093	$284,945

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,
	2016	2015	2016	2015

Net sales	$220,303	$221,589	$424,878	$416,380
Cost of sales	193,496	198,614	377,073	375,600
Gross margin	26,807	22,975	47,805	40,780
Selling, general and administrative	11,658	9,986	22,579	19,496
Operating income	15,149	12,989	25,226	21,284
Interest expense	(185)	(236)	(402)	(459)
Other income, net	273	309	514	426
Income before provision for income taxes	15,237	13,062	25,338	21,251
Provision for income taxes	5,561	4,590	9,286	7,480
Net income	9,676	8,472	16,052	13,771
Less: Net income (loss) attributable to noncontrolling interest	13	—	(14)	—
Net income attributable to Calavo Growers, Inc.	$9,689	$8,472	$16,038	$13,771

Calavo Growers, Inc.’s net income per share:
Basic	$0.56	$0.49	$0.93	$0.80
Diluted	$0.56	$0.49	$0.92	$0.79

Number of shares used in per share computation:
Basic	17,348	17,300	17,335	17,298
Diluted	17,445	17,382	17,415	17,343

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended		Six months ended
	April 30,		April 30,
	2016	2015	2016	2015

Net income	$9,676	$8,472	$16,038	$13,771
Other comprehensive income (loss), before tax:
Unrealized investment gains (losses) arising during period	9,179	3,699	3,509	(4,702)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(3,350)	(1,295)	(1,281)	1,646
Other comprehensive income (loss), net of tax	5,829	2,404	2,228	(3,056)
Comprehensive income	15,505	10,876	18,266	10,715
Less: Net income (loss) attributable to noncontrolling interest	13	—	(14)	—
Comprehensive income – Calavo Growers, Inc.	$15,518	$10,876	$18,252	$10,715

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended April 30,
	2016	2015

Cash Flows from Operating Activities:
Net income	$16,052	$13,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,286	3,965
Provision for losses on accounts receivable	—	30
Loss (income) from unconsolidated entities	(39)	20
Stock compensation expense	1,019	719
Deferred income taxes	597	—
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(17,282)	(23,905)
Inventories, net	(3,498)	(70)
Prepaid expenses and other current assets	(3,851)	(1,381)
Advances to suppliers	2,820	3,182
Income taxes receivable/payable	7,580	623
Other assets	31	25
Payable to growers	15,686	18,419
Trade accounts payable and accrued expenses	2,944	(638)
Net cash provided by operating activities	26,345	14,760
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(9,198)	(6,663)
Proceeds received for repayment of San Rafael note	28	—
Proceeds received for repayment of loan to Agricola Don Memo	4,000	—
Net cash used in investing activities	(5,170)	(6,663)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(13,907)	(12,970)
Proceeds from revolving credit facility	106,380	141,470
Payments on revolving credit facility	(111,300)	(132,220)
Payments on long-term obligations	(1,631)	(2,087)
Proceeds from stock option exercises	—	235
Net cash used in financing activities	(20,458)	(5,572)
Net increase in cash and cash equivalents	717	2,525
Cash and cash equivalents, beginning of period	7,171	6,744
Cash and cash equivalents, end of period	$7,888	$9,269
Noncash Investing and Financing Activities:
Construction in progress included in trade accounts payable and accrued expenses	$143	$—
Unrealized holding gains (losses)	$3,509	$(4,702)

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

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU"), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU will be effective for us beginning the first day of our 2017 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect the adoption of this ASU to have a significant effect.

In February 2016, the FASB issued an ASU, which requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This ASU will be effective for us beginning the first day of our 2019 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect the adoption of this ASU to have a significant effect.

In January 2016, the FASB issued an ASU, which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows.

In November 2015, the FASB issued an ASU, which amends the existing accounting standards for income taxes. The amendment required companies to report their deferred tax liabilities and deferred tax assets each as a single non-current item on their classified balance sheets. The Company elected to adopt the amendments in the first quarter of fiscal year 2016 and applied them prospectively to the current period presented, as permitted by the standard. The adoption of the amendments had no impact on the Company's net earnings or cash flow from operations for any period presented.

In July 2015, the FASB issued an ASU for measuring inventory.  The core principal of the guidance is that an entity should measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for us on a prospective basis beginning on the first day of our fiscal 2017 year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect the adoption of this ASU to have a significant effect.

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

	Three months ended April 30, 2016				Three months ended April 30, 2015

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$108,197	$—	$—	$108,197	$125,744	$—	$—	$125,744
Tomatoes	15,765	—	—	15,765	9,606	—	—	9,606
Papayas	2,226	—	—	2,226	1,898	—	—	1,898
Other fresh products	299	—	—	299	742	—	—	742
Food service	—	12,431	—	12,431	—	12,126	—	12,126
Retail and club	—	5,258	79,762	85,020	—	5,458	69,468	74,926
Total gross sales	126,487	17,689	79,762	223,938	137,990	17,584	69,468	225,042
Less sales incentives	(498)	(2,336)	(801)	(3,635)	(137)	(2,691)	(625)	(3,453)
Net sales	$125,989	$15,353	$78,961	$220,303	$137,853	$14,893	$68,843	$221,589

	Six months ended April 30, 2016				Six months ended April 30, 2015

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$203,421	$—	$—	$203,421	$228,169	$—	$—	$228,169
Tomatoes	31,794	—	—	31,794	15,659	—	—	15,659
Papayas	4,441	—	—	4,441	4,418	—	—	4,418
Other fresh products	418	—	—	418	1,964	—	—	1,964
Food service	—	25,069	—	25,069	—	23,648	—	23,648
Retail and club	—	10,580	156,545	167,125	—	11,120	138,620	149,740
Total gross sales	240,074	35,649	156,545	432,268	250,210	34,768	138,620	423,598
Less sales incentives	(939)	(4,808)	(1,643)	(7,390)	(708)	(5,252)	(1,258)	(7,218)
Net sales	$239,135	$30,841	$154,902	$424,878	$249,502	$29,516	$137,362	$416,380

	Fresh	Calavo
	products	Foods	RFG	Total

	(All amounts are presented in thousands)

Three months ended April 30, 2016
Net sales	$125,989	$15,353	$78,961	$220,303
Cost of sales	111,928	8,764	72,804	193,496
Gross margin	$14,061	$6,589	$6,157	$26,807

Three months ended April 30, 2015
Net sales	$137,853	$14,893	$68,843	$221,589
Cost of sales	126,954	9,280	62,380	198,614
Gross margin	$10,899	$5,613	$6,463	$22,975

For the three months ended April 30, 2016 and 2015, inter-segment sales and cost of sales of $1.3 million and $0.5 million between Fresh products and RFG were eliminated.  For the three months ended April 30, 2016 and 2015, inter-segment sales and cost of sales of $0.6 million and $0.5 million between Calavo Foods and RFG were eliminated.

	Fresh	Calavo
	products	Foods	RFG	Total

	(All amounts are presented in thousands)

Six months ended April 30, 2016
Net sales	$239,135	$30,841	$154,902	$424,878
Cost of sales	214,579	18,744	143,750	377,073
Gross margin	$24,556	$12,097	$11,152	$47,805

Six months ended April 30, 2015
Net sales	$249,502	$29,516	$137,362	$416,380
Cost of sales	229,886	20,310	125,404	375,600
Gross margin	$19,616	$9,206	$11,958	$40,780

For the six months ended April 30, 2016 and 2015, inter-segment sales and cost of sales of $1.4 million and $0.7 million between Fresh products and RFG were eliminated.  For the six months ended April 30, 2016 and 2015, inter-segment sales and cost of sales of $1.3 million and $0.7 million between Calavo Foods and RFG were eliminated.

3.Inventories

Inventories consist of the following (in thousands):

	April 30,	October 31,
	2016	2015

Fresh fruit	$14,820	$11,939
Packing supplies and ingredients	7,133	6,347
Finished prepared foods	7,896	8,065
	$29,849	$26,351

Inventories are stated at the lower of cost or market. We periodically review the value of items in inventory and record any necessary reserves of inventory based on our assessment of market conditions.  No inventory reserve was considered necessary as of April 30, 2016 and October 31, 2015.

4.Related party transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers.  During the three months ended April 30, 2016 and 2015, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $3.3 million and $5.7 million.  During the six months ended April 30, 2016 and 2015, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $3.4 million and $6.3 million.  Amounts payable to these Board members were $2.2 million as of April 30, 2016.  We did not have any amounts payable to these Board members as of October 31, 2015.

During the three and six months ended April 30, 2016 and 2015, we received $0.1 million as dividend income from Limoneira Company (Limoneira).  In addition, we lease office space from Limoneira and paid rental expenses of $0.1 million for the three and six months ended April 30, 2016 and 2015. Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company. We have a 12% ownership interest in Limoneira. Additionally, our Chief Executive Officer is a member of the Limoneira Board of Directors.

We currently have a member of our Board of Directors who also serves as a partner in the law firm of TroyGould PC, which frequently represents Calavo as legal counsel. During the three and six months ended April 30, 2016 and 2015, Calavo Growers, Inc. paid fees totaling approximately $0.1 million to TroyGould PC.

In December 2014, Calavo formed a wholly owned subsidiary Calavo Growers De Mexico, S. de R.L. de C.V. (Calavo Sub).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de C.V., (Belo) a Mexican Company owned by Agricola Belher, and formed Agricola Don Memo, S.A. de C.V. (Don Memo). Belo and Calavo Sub have an equal one-half ownership interest in Don Memo in exchange for $2 million each.  Pursuant to a management service agreement, Belo, through its officers and employees, has day-to-day power and authority to manage the operations. Belo is entitled to a management fee, as defined, which is payable annually in July of each year.  Additionally, Calavo Sub is entitled to commission, for the sale of produce in the Mexican National Market, United States, Canada, and any other overseas market.

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

Additionally, $2.0 million, representing Calavo Sub’s 50% ownership in Don Memo, is included in investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under this program to Don Memo, net of our commission and aforementioned advances. As of April 30, 2016 and October 31, 2015, we advanced $0.7 million and $1.8 million to Don Memo, which is recorded in advances to suppliers and netted with payable to growers. During the three and six months ended April 30, 2016, we incurred $0.2 million and $2.1 million to Don Memo pursuant to our consignment agreement.

We had grower advances due from Belher of $3.3 million and $3.0 million as of April 30, 2016 and October 31, 2015.  In addition, we had infrastructure advances due from Belher of $1.8 million as of April 30, 2016 and October 31, 2015.  Of these infrastructure advances $1.0 million was recorded as receivable in prepaid and other current assets.  The remaining $0.8 million of these infrastructure advances are recorded in other assets. During the three months ended April 30, 2016 and 2015, we incurred $13.4 million and $8.7 million to Belher pursuant to our consignment agreement. During the six months ended April 30, 2016 and 2015, we incurred $25.5 million and $14.1 million to Belher pursuant to our consignment agreement.

In August 2015, we entered into Shareholder’s Agreement with various partners and created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”).  Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados.  This entity is approximately 80% owned by Calavo and was consolidated in our financial statements.  Avocados de Jalisco is currently building a packinghouse located in Jalisco, Mexico and such packinghouse is expected to be operational in the third quarter of 2016.  As of April 30, 2016 and October 31, 2015, we have made preseason advances of approximately $0.2 million and $0.3 million to various partners of Avocados de Jalisco.

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

	Three months ended April 30,
(in thousands)	2016	2015
Rent paid to LIG	$131	$131
Rent paid to THNC, LLC	$76	$76
Sales to Third Coast	$-	$109
Purchases from Third Coast	$-	$58

	Six months ended April 30,
(in thousands)	2016	2015
Rent paid to LIG	$262	$262
Rent paid to THNC, LLC	$152	$152
Sales to Third Coast	$-	$238
Purchases from Third Coast	$-	$117

5.Other assets

Other assets consist of the following (in thousands):

	April 30,	October 31,
	2016	2015

Intangibles, net	$3,962	$4,613
Mexican IVA (i.e. value-added) taxes receivable	6,726	5,853
Grower advances	197	346
Loan to Agricola Belher	800	800
Loan to FreshRealm members	312	307
Notes receivable from San Rafael	1,299	1,286
Other	924	796
	$14,220	$14,001

Intangible assets consist of the following (in thousands):

		April 30, 2016			October 31, 2015
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	8.0 years	$7,640	$(4,760)	$2,880	$7,640	$(4,282)	$3,358
Trade names	8.2 years	2,760	(2,295)	465	2,760	(2,164)	596
Trade secrets/recipes	9.3 years	630	(293)	337	630	(270)	360
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(262)	5	267	(243)	24
Intangibles, net		$11,572	$(7,610)	$3,962	$11,572	$(6,959)	$4,613

We anticipate recording amortization expense of approximately $0.6 million for the remainder of fiscal 2016, with $1.1 million for fiscal year 2017 and 2018, $0.7 million for each of the fiscal year 2019, and $0.2 million for years thereafter, through fiscal year 2023.

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

On January 4, 2016, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares).  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $48.46.  On January 3, 2017, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Management Incentive Plan. The total recognized stock-based compensation expense for these grants was $0.3 million for the three and six months ended April 30, 2016.

On January 8, 2016, our executive officers were granted a total of 24,582 restricted shares.  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $48.68.  These shares vest in one-third increments, on an annual basis, beginning January 8, 2017. These shares were granted pursuant to our 2011 Management Incentive Plan. The total recognized stock-based compensation expense for these grants was $0.1 million for the three and six months ended April 30, 2016.

A summary of restricted stock activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2015	75	$39.01
Vested	(39)	$39.50
Granted	51	$48.58
Outstanding at April 30, 2016	87	$44.76	$5,010

The total recognized stock-based compensation expense for restricted stock was $0.6 million and $1.0 million for the three and six months ended April 30, 2016.

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2015	10	$18.28
Outstanding at April 30, 2016	10	$18.28	$574
Exercisable at April 30, 2016	10	$18.28	$574

At April 30, 2016, outstanding and exercisable stock options had a weighted-average remaining contractual term of 2.7 years.  The total recognized and unrecognized stock-based compensation expense was insignificant for the three and six months ended April 30, 2016.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2015	14	$23.00
Outstanding at April 30, 2016	14	$23.00	$482
Exercisable at April 30, 2016	8	$23.06	$275

At April 30, 2016, outstanding and exercisable stock options had a weighted-average remaining contractual term of 4.8 years.  The total recognized and unrecognized stock-based compensation expense was insignificant for the three and six months ended April 30, 2016.

7.Other events

Dividend payment

On December 8, 2015, we paid a $0.80 per share dividend in the aggregate amount of $13.9 million to shareholders of record on November 17, 2015.

Revolving credit facilities

In May 2016, we entered into separate loan amendments with Bank of America, N.A. and Farm Credit West, PCA that extended the expiration dates for our existing revolving credit facilities from June 1, 2016 to July 1, 2016.  We are currently engaged in discussions with prospective lenders regarding a new credit facility with comparable terms. We expect to complete these discussions and finalize a new credit facility before July 1, 2016.

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

The following table sets forth our financial assets and liabilities as of April 30, 2016 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$30,924	-	-	$30,924
Total assets at fair value	$30,924	$-	$-	$30,924

(1)

The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock.  We currently own approximately 12% of Limoneira’s outstanding common stock.  These securities are measured at fair value by quoted market prices.  Limoneira’s stock price at April 30, 2016 and October 31, 2015 equaled $17.89 per share and $15.86 per share.  Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding gains arising during the three months ended April 30, 2016 and 2015 was $9.2 million and $3.7 million.    Unrealized investment holding gains arising during the six months ended April 30, 2016 was $3.5 million.    Unrealized investment holding losses arising during the six months ended April 30, 2015 was $4.7 million.

9.Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Salsa Lisa and Avocados de Jalisco (in thousands).

	Three months	Three months
	ended	ended
Salsa Lisa noncontrolling interest	April 30, 2016	April 30, 2015

Noncontrolling interest, beginning	$285	$270
Net loss attributable to noncontrolling interest of Salsa Lisa	—	—
Noncontrolling interest, ending	$285	$270

	Six months	Six months
	ended	ended
Salsa Lisa noncontrolling interest	April 30, 2016	April 30, 2015

Noncontrolling interest, beginning	$285	$270
Net loss attributable to noncontrolling interest of Salsa Lisa	—	—
Noncontrolling interest, ending	$285	$270

	Three months	Three months
	ended	ended
Avocados de Jalisco noncontrolling interest	April 30, 2016	April 30, 2015

Noncontrolling interest, beginning	$1,038	$—
Net income attributable to noncontrolling interest of Avocados de Jalisco	(13)	—
Noncontrolling interest, ending	$1,025	$—

	Six months	Six months
	ended	ended
Avocados de Jalisco noncontrolling interest	April 30, 2016	April 30, 2015

Noncontrolling interest, beginning	$1,011	$—
Net loss attributable to noncontrolling interest of Avocados de Jalisco	14	—
Noncontrolling interest, ending	$1,025	$—

10.Earnings per share

Basic and diluted net income per share is calculated as follows (U.S. dollars in thousands, exept share and per share data):

	Three months ended April 30,
	2016	2015
Numerator:
Net Income attributable to Calavo Growers, Inc.	$9,689	$8,472
Denominator:
Weighted average shares - Basic	17,348,144	17,300,317
Effect on dilutive securities – Restricted stock/options	97,301	82,462
Weighted average shares - Diluted	17,445,445	17,382,779
Net income per share attributable to Calavo Growers, Inc:
Basic	$0.56	$0.49
Diluted	$0.56	$0.49

	Six months ended April 30,
	2016	2015
Numerator:
Net Income attributable to Calavo Growers, Inc.	$16,038	$13,771
Denominator:
Weighted average shares - Basic	17,335,042	17,297,686
Effect on dilutive securities – Restricted stock/options	80,376	45,657
Weighted average shares - Diluted	17,415,418	17,343,343
Net income per share attributable to Calavo Growers, Inc:
Basic	$0.93	$0.80
Diluted	$0.92	$0.79

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

Recent Developments

Dividend payment

On December 8, 2015, we paid a $0.80 per share dividend in the aggregate amount of $13.9 million to shareholders of record on November 17, 2015.

Net Sales

The following table summarizes our net sales by business segment for each of the three and six months ended April 30, 2016 and 2015:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2016	Change	2015	2016	Change	2015

Net sales:
Fresh products	$125,989	(8.6)%	$137,853	$239,135	(4.2)%	$249,502
Calavo Foods	15,353	3.1%	14,893	30,841	4.5%	29,516
RFG	78,961	14.7%	68,843	154,902	12.8%	137,362
Total net sales	$220,303	(0.6)%	$221,589	$424,878	2.0%	$416,380

As a percentage of net sales:
Fresh products	57.2%		62.2%	56.3%		59.9%
Calavo Foods	7.0%		6.7%	7.3%		7.1%
RFG	35.8%		31.1%	36.5%		33.0%
	100.0%		100.0%	100.0%		100.0%

Summary

Net sales for the three months ended April 30, 2016, compared to fiscal 2015, decreased by $1.3 million, or 0.6%.  The decrease in sales, when compared to the same corresponding prior year period, are related to decreases in sales from the Fresh products segment, partially offset by increases in the RFG and Calavo Foods segments.  Net sales for the six months ended April 30, 2016, compared to fiscal 2015, increased by $8.5 million, or 2.0%.  The increase in sales, when compared to the same corresponding prior year period, are related to increases in sales from the RFG and Calavo Foods segments, partially offset by decreases in the Fresh Products segment.

For the quarter ended April 30, 2016, the decrease in sales in the Fresh products segment is due to decreases in sales of California and Mexican avocados, due primarily to lower sales prices per carton, partially offset by increased sales of tomatoes. Partially offsetting the decrease in Fresh Product segment sales are increases in the RFG and Calavo Foods segments.   The increase in RFG sales was due primarily to increased sales from deli products, vegetables platters and cut fruit. Our increase in Calavo Foods sales during the second quarter of fiscal 2016, was due primarily to increased sales of our salsa and guacamole products. See discussion below for further details.

For the six months ended April 30, 2016, our largest percentage increase in sales was RFG sales, followed by our Calavo Foods segment, as shown above.  The increase in RFG sales was due primarily to increased sales from deli products, vegetables platters and cut fruit. Our increase in Calavo Foods sales was due primarily to increased sales of our salsa and guacamole products. Partially offsetting these increases in sales for the six months ended April 30, 2016, however, was a decrease in sales of the Fresh products segment. The Fresh Products segment experienced decreases in sales of California and Mexican avocados, due to lower sales prices per carton, partially offset by increased sales of tomatoes.  See discussion below for further details.

While the procurement of fresh avocados related to our Fresh products segment is seasonal, our Calavo Foods business is generally not as seasonal.

Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company.  All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Second Quarter 2016 vs. Second Quarter 2015

Net sales delivered by the Fresh products business decreased by approximately $11.9 million, or 8.6%, for the second quarter of fiscal 2016, when compared to the same period for fiscal 2015.  As discussed above, this decrease in Fresh product sales during the second quarter of fiscal 2016 was primarily related to decreased sales of California and Mexican avocados, partially offset by increases in sales from tomatoes.

Sales of California sourced avocados decreased $12.4 million, or 36.0%, for the second quarter of 2016, when compared to the same prior year period.  The decrease in California sourced avocados was primarily due to a decrease in the average sales price per carton, which decreased approximately 31.9% from the same prior year period. The decrease in the average sales price per carton is primarily due to a higher supply of avocados in the market.  Further contributing to this decrease, was a decrease of 1.6 million pounds of avocados sold, or 5.9%, when compared to the same prior year period.  We attribute most of this decrease in volume to the timing of deliveries as compared to fiscal 2015. Due to weather conditions, growers opted to pick fruit earlier in fiscal 2015.

Sales of Mexican sourced avocados decreased $5.5 million, or 6.0%, for the second quarter of 2016, when compared to the same prior year period.  The decrease in Mexican sourced avocados was primarily due to a decrease in the average sales price per carton, which decreased approximately 24.5% from the same prior year period. The decrease in the average sales price per carton is primarily due to a higher supply of avocados in the market.  Partially offsetting this decrease is an increase in pounds sold of Mexican sourced avocados, which increased approximately 17.8 million pounds or 24.4%.

Partially offsetting this decrease was an increase in sales of  tomatoes, which increased to $15.8 million for the second quarter of fiscal 2016, compared to $9.6 million for the same period for fiscal 2015.  The increase in sales of tomatoes is due to an increase in cartons sold which increased approximately 0.7 million cartons or 66.2%.

Six Months Ended 2016 vs. Six Months Ended 2015

Net sales delivered by the Fresh products business decreased by approximately $10.4 million, or 4.2%, for the six months ended April 30, 2016, when compared to the same period for fiscal 2015.  As discussed above, this decrease in Fresh product sales during the six months ended April 30, 2016, was primarily related to decreased sales of California and Mexican avocados, partially offset by increases in sales from tomatoes.

Sales of California sourced avocados decreased $13.3 million, or 36.9%, for the six months ended April 30, 2016, when compared to the same prior year period.  The decrease in California sourced avocados was primarily due to a decrease in the average sales price per carton, which decreased approximately 31.8% from the same prior year period. The decrease in the average sales price per carton is primarily due to a higher supply of avocados in the market.  Further contributing to this decrease, was a decrease of 2.1 million pounds of avocados sold, or 7.6%, when compared to the same prior year period.  We attribute most of this decrease in volume to the timing of deliveries as compared to fiscal 2015. Due to weather conditions, growers opted to pick fruit earlier in fiscal 2015.

Sales of Mexican sourced avocados decreased $11.6 million, or 6.1%, for the six months ended April 30, 2016, when compared to the same prior year period.  The decrease in Mexican sourced avocados was primarily due to a decrease in the average sales price per carton, which decreased approximately 19.2% from the same prior year period. The decrease in the average sales price per carton is primarily due to a higher supply of avocados in the market.  Partially offsetting this decrease is an increase in pounds sold of Mexican sourced avocados, which increased approximately 25.8 million pounds or 16.2%.

Partially offsetting this decrease was an increase in sales of  tomatoes, which increased to $31.8 million for the six months ended April 30, 2016, compared to $15.7 million for the same period for fiscal 2015.  The increase in sales of tomatoes is due to an increase in cartons sold which increased approximately 0.8 million cartons or 46.1%. In addition, tomatoes experienced an increase in the sales price per carton of approximately 39.0%, due to a lower availability of tomatoes in the market, primarily due to a change in weather patterns.

Overall, we anticipate that the combined total of California and Mexico sourced avocados will increase in both sales and volume during our third fiscal quarter of 2016, as compared to the second quarter of 2016.  We believe that the sales volume of California grown avocados will increase in the third quarter of fiscal 2016, when compared to the same prior year period.  This increase is due to a larger expected California avocado crop during fiscal 2016. We anticipate that sales of Mexican grown avocados will decrease in the third quarter of fiscal 2016, when compared to the same prior year period. This decrease is due to lower expected industry import volumes from Mexico in the third quarter of fiscal 2016.

We anticipate that sales volume for tomatoes will increase in the third quarter of fiscal 2016, when compared to the same prior year period.

Calavo Foods

Second Quarter 2016 vs. Second Quarter 2015

Sales for Calavo Foods for the quarter ended April 30, 2016, when compared to the same period for fiscal 2015, increased $0.5 million, or 3.1%.  This increase is primarily due to an increase in sales of salsa products which increased approximately $0.4 million, or 85.2%, in the second quarter of fiscal year 2016, when compared to the same prior year period. The increase in sales of salsa was primarily related to an increase in overall pounds sold.  In addition, there was an increase in sales of guacamole products which increased approximately $0.1 million, or 0.9%, in the second quarter of fiscal year 2016, when compared to the same prior year period.

Six Months Ended 2016 vs. Six Months Ended 2015

Sales for Calavo Foods for the six months ended April 30, 2016, when compared to the same period for fiscal 2015, increased $1.3 million, or 4.5%.  This increase is primarily due to an increase in sales of salsa products which increased approximately $1.0 million, or 122.4%, in the six months ended April 30,  2016, when compared to the same prior year period. The increase in sales of salsa was primarily related to an increase in overall pounds sold.  In addition, there was an increase in sales of guacamole products which increased approximately $0.3 million, or 1.3%, in the six months ended April 30, 2016, when compared to the same prior year period.

RFG

Second Quarter 2016 vs. Second Quarter 2015

Sales for RFG for the quarter ended April 30, 2016, when compared to the same period for fiscal 2015, increased $10.1 million, or 14.7%.  This increase is due primarily to increased sales from deli products, vegetables platters and cut fruit. The overall increase in sales is primarily due to an increase in sales volume. We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative products that we offer.

Six Months Ended 2016 vs. Six Months Ended 2015

Sales for RFG for the six months ended April 30, 2016, when compared to the same period for fiscal 2015, increased $17.5 million, or 12.8%.  This increase is due primarily to increased sales from deli products, vegetables platters and cut fruit. The overall increase in sales is primarily due to an increase in sales volume. We believe the overall increase in sales volume is primarily due to an increase in demand for the variety of innovative products that we offer.

Gross Margins

The following table summarizes our gross margins and gross profit percentages by business segment for the three and six months ended April 30, 2016 and 2015:

	Three months ended April 30,			Six months ended April 30,
	2016	Change	2015	2016	Change	2015

Gross Margins:
Fresh products	$14,061	29.0%	$10,899	$24,556	25.2%	$19,616
Calavo Foods	6,589	17.4%	5,613	12,097	31.4%	9,206
RFG	6,157	(4.7)%	6,463	11,152	(6.7)%	11,958
Total gross margins	$26,807	16.7%	$22,975	$47,805	17.2%	$40,780

Gross margin percentages:
Fresh products	11.2%		7.9%	10.3%		7.9%
Calavo Foods	42.9%		37.7%	39.2%		31.2%
RFG	7.8%		9.4%	7.2%		8.7%
Consolidated	12.2%		10.4%	11.3%		9.8%

Summary

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold.  Gross margins increased by approximately $3.8 million, or 16.7%, for the second quarter of fiscal 2016, when compared to the same period for fiscal 2015.  Gross margins increased by approximately $7.0 million, or 17.2%, for the first six months of fiscal 2016 when compared to the same period for fiscal 2015.  These increases in our gross margin, when compared to the same corresponding prior year periods, are related to increases in gross margin across the Fresh products and Calavo Foods segments.  Partially offsetting these increases is a decrease in gross margin for RFG.

Fresh products

During our three and six months ended April 30, 2016, as compared to the same prior year period, the increase in our Fresh products segment gross margin percentage was primarily the result of increased margins for Mexican sourced avocados.  For the second quarter of 2016, compared to the same prior year period, Mexican sourced avocados gross margin increased from 8.5% in 2015 to 12.9% in 2016. For the six months ended April 30, 2016, compared to the same prior year period, Mexican sourced avocados gross margin increased from 9.1% in 2015 to 11.5% in 2016. In fiscal 2016, we were able to manage the spread between the sales price and the fruit cost of Mexican sourced avocados more effectively. For the second quarter of 2016, compared to the same prior year period, average fruit/production costs decreased 28.0%, while the average sales price per carton decreased by only 24.5%. For the six months ended April 30, 2015, compared to the same prior year period, average fruit/production costs increased 21.4%, while the average sales price per carton decreased by only 19.2%.  In addition, the U.S. Dollar to Mexican Peso exchange rate continues to strengthen in fiscal 2016. Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products segment.

The gross margin and/or gross profit percentage for consignment sales, such as tomatoes, are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers.  The gross margin we earn is generally based on a commission agreed to with each party, which usually is a percent of the overall selling price.  In the second quarter of fiscal year 2016 we generated gross margins of $1.8 million from consigned tomato sales. This is an improvement of $0.7 million from $1.1 million in the corresponding prior year.  For the six months ended April 30, 2016 we generated gross margins of $3.8 million from consigned tomato sales. This is an improvement of $2.1 million from $1.7 million in the corresponding prior year.  The increase in gross profit is primarily due to an increase in overall sales for tomatoes.  The increase in sales for tomatoes is due to an increase in cartons sold and an increase in the sales price per carton.

Calavo Foods

The Calavo Foods segment gross margin percentage during our three and six months ended April 30, 2016, when compared to the same prior year periods, increased due in part to a decrease in fruit costs. In addition, the U.S. Dollar to Mexican Peso exchange rate strengthened in fiscal 2016 compared to the same prior year periods. Note that any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Calavo Foods segment.

RFG

RFG’s decreased gross margin is due to the lingering effects of adverse weather conditions (related to El Nino) that impacted certain fruit and vegetable growing regions and caused reduced raw material availability, increased raw material prices, and reduced processing yields in our first fiscal quarter of 2016 and to a lesser extent in our second fiscal quarter of 2016. Similar to the Calavo Foods segment, RFG has agreed upon pricing with many of their customers.  This causes difficulty when raw material prices increase to correspondingly increase their sales prices to effectively offset the increased cost.  Note that any significant fluctuation in raw material availability, price and/or quality may have a material impact on future gross margins for our RFG segment.

Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,
	2016	Change	2015	2016	Change	2015
	(Dollars in thousands)			(Dollars in thousands)
Selling, general and administrative	$11,658	16.7%	$9,986	$22,579	15.8%	$19,496
Percentage of net sales	5.3%		4.5%	5.3%		4.7%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs.  Selling, general and administrative expenses increased $1.7 million, or 16.7%, for the three months ended April 30, 2016, when compared to the same period for fiscal 2015.  This increase was primarily related to higher corporate costs, including, but not limited to, accrued bonuses (approximately $0.9 million), salaries (approximately $0.5 million, due in part to higher headcount), and insurance (approximately $0.2 million).

Selling, general and administrative expenses increased $3.1 million, or 15.8%, for the six months ended April 30, 2016, when compared to the same period for fiscal 2015.  This increase was primarily related to higher corporate costs, including, but not limited to, accrued bonuses (approximately $1.2 million), salaries (approximately $0.9 million, due in part to higher headcount), insurance (approximately $0.4 million), and stock based compensation (approximately $0.3 million)

Provision for Income Taxes

	Three months ended April 30,			Six months ended April 30,
	2016	Change	2015	2016	Change	2015

Provision for income taxes	$5,561	21.2%	$4,590	$9,286	24.1%	$7,480
Effective tax rate	36.5%		35.1%	36.6%		35.2%

For the second quarter of fiscal 2016, our provision for income taxes was $5.6 million, as compared to $4.6 million in the comparable prior year period. For the six months ended April 30, 2016, our provision for income taxes was $9.3 million, as compared to $7.5 million in the comparable prior year period. We currently expect our annual effective tax rate to be approximately 36.6% during fiscal 2016.

Liquidity and Capital Resources

Cash provided by operating activities was $26.3 million for the six months ended April 30, 2016, compared to cash provided by operations of $14.8 million for the similar period in fiscal 2015.  Operating cash flows for the six months ended April 30, 2016 reflect our net income of $16.1 million, net increase in non-cash activities (depreciation and amortization, stock compensation expense, deferred income taxes, and income from unconsolidated entities) of $5.9 million and a net increase in the noncash components of our operating capital of approximately $4.3 million.

Our operating capital increase includes an increase in payable to growers of $15.7 million, a decrease in income tax receivable of $6.2 million, a net increase in trade accounts payable and accrued expenses of $2.9 million, a decrease in advances to suppliers of $2.8 million, an increase in income tax payable of $1.4 million, partially offset by a net increase in accounts receivable of $17.3 million, an increase in prepaid expenses and other current assets of $3.9 million and an increase in inventory of $3.5 million.

The increase in payable to growers primarily reflects an increase in California fruit delivered in the month of April 2016, as compared to October 2015.  The decrease in income tax receivable and the increase in income taxes payable primarily reflects the tax impact of current year’s net income. The decrease in advances to suppliers primarily reflects fewer advances made to Agricola Belher related to the receipt of tomatoes in April 2016, compared to October 2015. The increase in accounts payable and accrued expenses is primarily related to an increase in our payables related to tomatoes and California avocados. The increase in our accounts receivable, as of April 30, 2016 when compared to October 31, 2015, primarily reflects higher sales recorded in the month of April 2016, as compared to October 2015. The increase in our prepaid assets is due primarily to an increase in our Mexican IVA tax receivable in fiscal 2016. The increase in inventory is primarily related to an increase in the fresh fruit on hand at April 30, 2016. This was primarily driven by an increase in the volume of California avocados purchased during April 2016, as compared to October 2015.

Cash used in investing activities was $5.2 million for the six months ended April 30, 2016, which primarily related to expansion projects for the Fresh products and RFG segments in the purchase of property, plant and equipment items of $9.2 million, partially offset by proceeds received from the repayment of the loan to Agricola Don Memo of $4.0 million.

Cash used in financing activities was $20.5 million for the six months ended April 30, 2016, which related principally to the payment of our $13.9 million dividend payments on our credit facilities totaling $4.9 million and payments on long-term obligations of $1.7 million.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing credit facilities.  Cash and cash equivalents as of April 30, 2016 and October 31, 2015 totaled $7.9 million and $7.2 million. Our working capital at April 30, 2016 was $30.5 million, compared to $19.0 million at October 31, 2015.

We believe that cash flows from operations and available credit facilities will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for the next twelve months.  We will continue to evaluate grower recruitment opportunities, expanded relationships with retail and club customers, and exclusivity arrangements with food service companies to fuel growth in each of our business segments.  Our unsecured, revolving credit facilities with Farm Credit West, PCA and Bank of America, N.A. have been extended to expire in July 2016.  Under the terms of these agreements, we are advanced funds for both working capital and long-term productive asset purchases.  Total credit available under these combined borrowing agreements was $65 million, with a weighted-average interest rate of 1.9% and 1.7% at April 30, 2016 and October 31, 2015.  Under these credit facilities, we had $32.0 million and $36.9 million outstanding as April 30, 2016 and October 31, 2015.  These credit facilities contain various financial covenants, the most significant relating to Tangible Net Worth (as defined), Current Ratio (as defined), and Fixed Charge Coverage Ratio (as defined).  We were in compliance with all such covenants at April 30, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations.  All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes.  The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of April 30, 2016.

(All amounts in thousands)	Expected maturity date April 30,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$7,888	$—	$—	$—	$—	$—	$7,888	$7,888
Accounts receivable (1)	75,888	—	—	—	—	—	75,888	75,888

Liabilities
Payable to growers (1)	$19,613	$—	$—	$—	$—	$—	$19,613	$19,613
Accounts payable (1)	21,285	—	—	—	—	—	21,285	21,285
Current borrowings pursuant to credit facilities (1)	31,990	—	—	—	—	—	31,990	31,990
Fixed-rate long-term obligations (2)	1,279	123	89	92	92	123	1,798	1,836

(1)

We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)

Fixed-rate long-term obligations bear interest rates ranging from 1.9% to 4.3% with a weighted-average interest rate of 2.8%.  We believe that loans with a similar risk profile would currently yield a return of 2.6%.  We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $33,000.

We were not a party to any derivative instruments during the fiscal year.  It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact business primarily in Mexican pesos.  Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs.  Historically, the fluctuation of the spot rate for the Mexican peso has led to a small-to-moderate impact on our operating results.  We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates during fiscal 2016.  Management does, however, evaluate this opportunity from time to time. Total foreign currency translation gains for the three months ended April 30, 2016, net of losses, was $0.6 million. Total foreign currency translation losses for the three months ended April 30, 2015, net of gains, was $0.2 million. Total foreign currency translation losses for the six months ended April 30, 2016 and 2015, net of gains, was $0.1 million and $1.2 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of April 30, 2016 and October 31, 2015; (2) Consolidated Condensed Statements of Income for the three and six months ended April 30, 2016 and 2015; (3) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended April 30, 2016 and 2015; (4) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2016 and 2015; and (5) Notes to Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: June 8, 2016
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date: June 8, 2016
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

101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended April, 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of April 30, 2016 and October 31, 2015; (2) Consolidated Condensed Statements of Income for the three and six months ended April 30, 2016 and 2015; (3) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended April 30, 2016 and 2015; (4) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2016 and 2015; and (5) Notes to Unaudited Condensed Financial Statements.