Form 10-Q
period 2016-07-31
CALAVO GROWERS INC
filed 2016-09-08
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Registrant's number of shares of common stock outstanding as of July 31, 2016 was 17,438,408

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

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	July 31,	October 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$14,650	$7,171
Accounts receivable, net of allowances of $1,805 (2016) $2,312 (2015)	86,575	58,606
Inventories, net	36,410	26,351
Prepaid expenses and other current assets	13,317	15,763
Advances to suppliers	2,000	2,820
Income taxes receivable	—	6,111
Total current assets	152,952	116,822
Property, plant, and equipment, net	80,060	69,448
Investment in Limoneira Company	30,578	27,415
Investment in unconsolidated entities	20,890	19,720
Deferred income taxes	17,588	19,277
Goodwill	18,262	18,262
Other assets	14,295	14,001
	$334,625	$284,945
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$39,991	$3,924
Trade accounts payable	23,667	19,600
Accrued expenses	25,837	21,311
Income taxes payable	4,675	—
Short-term borrowings	18,500	36,910
Dividend payable	—	13,907
Current portion of long-term obligations	137	2,206
Total current liabilities	112,807	97,858
Long-term liabilities:
Long-term obligations, less current portion	485	586
Deferred rent	2,315	—
Deferred income taxes	234	234
Total long-term liabilities	3,034	820
Commitments and contingencies
Noncontrolling interest, Calavo Salsa Lisa	285	285
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,438 (2016) and 17,385 (2015) shares issued and outstanding)	17	17
Additional paid-in capital	148,811	147,063
Accumulated other comprehensive income	4,428	2,419
Noncontrolling interest	989	1,011
Retained earnings	64,254	35,472
Total shareholders' equity	218,499	185,982
	$334,625	$284,945

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2016	2015	2016	2015

Net sales	$263,146	$232,450	$688,024	$648,830
Cost of sales	230,502	208,172	607,575	583,772
Gross margin	32,644	24,278	80,449	65,058
Selling, general and administrative	12,287	10,620	34,866	30,116
Operating income	20,357	13,658	45,583	34,942
Interest expense	(210)	(195)	(612)	(654)
Other income (expense), net	(115)	88	399	514
Income before provision for income taxes	20,032	13,551	45,370	34,802
Provision for income taxes	7,323	4,910	16,609	12,390
Net income	12,709	8,641	28,761	22,412
Less: Net loss attributable to noncontrolling interest	36	—	22	—
Net income attributable to Calavo Growers, Inc.	$12,745	$8,641	$28,783	$22,412

Calavo Growers, Inc.’s net income per share:
Basic	$0.73	$0.50	$1.66	$1.30
Diluted	$0.73	$0.50	$1.65	$1.29

Number of shares used in per share computation:
Basic	17,351	17,301	17,340	17,291
Diluted	17,447	17,386	17,425	17,354

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended		Nine months ended
	July 31,		July 31,
	2016	2015	2016	2015

Net income	$12,709	$8,641	$28,761	$22,412
Other comprehensive income (loss), before tax:
Unrealized investment gains (losses) arising during period	(346)	(4,062)	3,164	(8,764)
Income tax benefit (expense) related to items of other comprehensive loss	126	1,422	(1,155)	3,067
Other comprehensive income (loss), net of tax	(220)	(2,640)	2,009	(5,697)
Comprehensive income	12,489	6,001	30,770	16,715
Less: Net loss attributable to noncontrolling interest	36	—	22	—
Comprehensive income – Calavo Growers, Inc.	$12,525	$6,001	$30,792	$16,715

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended July 31,
	2016	2015

Cash Flows from Operating Activities:
Net income	$28,761	$22,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,507	5,968
Provision for losses on accounts receivable	—	37
Loss from unconsolidated entities	132	110
Stock compensation expense	1,577	2,021
Deferred income taxes	598	—
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(27,969)	(9,566)
Inventories, net	(10,059)	(551)
Prepaid expenses and other current assets	(3,438)	2,068
Advances to suppliers	820	512
Income taxes receivable/payable	10,897	1,772
Other assets	478	(296)
Payable to growers	36,064	9,220
Deferred rent	1,705	—
Trade accounts payable and accrued expenses	8,968	(1,179)
Net cash provided by operating activities	55,041	32,528
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(15,772)	(13,855)
Proceeds received for repayment of San Rafael note	28	275
Proceeds from liquidation of Calavo Chile	—	262
Investment in FreshRealm	—	(800)
Loan to Agricola Don Memo	—	(1,803)
Proceeds received for repayment of loan to Agricola Don Memo	4,000	—
Investment in Agricola Don Memo	(1,300)	(1,000)
Net cash used in investing activities	(13,044)	(16,921)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(13,907)	(12,970)
Proceeds from revolving credit facility	178,730	199,540
Payments on revolving credit facility	(197,140)	(199,360)
Deferred financing costs	(91)	—
Payments on long-term obligations	(2,170)	(4,260)
Proceeds from stock option exercises	60	235
Net cash used in financing activities	(34,518)	(16,815)
Net increase (decrease) in cash and cash equivalents	7,479	(1,208)
Cash and cash equivalents, beginning of period	7,171	6,744
Cash and cash equivalents, end of period	$14,650	$5,536
Noncash Investing and Financing Activities:
Construction in progress included in trade accounts payable and accrued expenses	$172	$—
Collection for Agricola Belher Infrastructure Advance	$—	$845
Unrealized holding gains (losses)	$3,164	$(8,764)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of the business

Business

Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and an expanding provider of value-added fresh food.  Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to food distributors, produce wholesalers, supermarkets, and restaurants on a worldwide basis.  We procure avocados principally from California and Mexico.  Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and Hawaiian grown papayas, (ii) process and package fresh cut fruit and vegetables, salads, wraps, sandwiches, fresh snacking products and a variety of behind-the-glass deli items and (iii) produce and package guacamole and salsa.

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

2.  Information regarding our operations in different segments

We report our operations in three different business segments: (1) Fresh products, (2) Calavo Foods, and (3) RFG.  These three business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. The Fresh products segment includes all operations that involve the distribution of avocados and other fresh produce products.  The Calavo Foods segment represents all operations related to the purchase, manufacturing, and distribution of prepared products, including guacamole and salsa. The RFG segment represents all operations related to the manufacturing and distribution of fresh-cut fruit, ready-to-eat vegetables, recipe-ready vegetables and other fresh prepared food products.  Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate.  We do not allocate assets, or specifically identify them to, our operating segments. The following table sets forth sales by product category, by segment (in thousands):

	Three months ended July 31, 2016				Three months ended July 31, 2015

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$151,364	$—	$—	$151,364	$132,165	$—	$—	$132,165
Tomatoes	2,581	—	—	2,581	1,154	—	—	1,154
Papayas	2,614	—	—	2,614	2,559	—	—	2,559
Other fresh products	433	—	—	433	607	—	—	607
Food service	—	12,929	—	12,929	—	13,575	—	13,575
Retail and club	—	6,056	91,631	97,687	—	6,331	79,927	86,258
Total gross sales	156,992	18,985	91,631	267,608	136,485	19,906	79,927	236,318
Less sales incentives	(863)	(2,700)	(899)	(4,462)	(715)	(2,421)	(732)	(3,868)
Net sales	$156,129	$16,285	$90,732	$263,146	$135,770	$17,485	$79,195	$232,450

	Nine months ended July 31, 2016				Nine months ended July 31, 2015

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$354,785	$—	$—	$354,785	$360,334	$—	$—	$360,334
Tomatoes	34,375	—	—	34,375	16,813	—	—	16,813
Papayas	7,054	—	—	7,054	6,977	—	—	6,977
Other fresh products	854	—	—	854	2,571	—	—	2,571
Food service	—	37,998	—	37,998	—	37,223	—	37,223
Retail and club	—	16,636	248,176	264,812	—	17,451	218,547	235,998
Total gross sales	397,068	54,634	248,176	699,878	386,695	54,674	218,547	659,916
Less sales incentives	(1,804)	(7,508)	(2,542)	(11,854)	(1,423)	(7,673)	(1,990)	(11,086)
Net sales	$395,264	$47,126	$245,634	$688,024	$385,272	$47,001	$216,557	$648,830

	Fresh	Calavo
	products	Foods	RFG	Total

	(All amounts are presented in thousands)

Three months ended July 31, 2016
Net sales	$156,129	$16,285	$90,732	$263,146
Cost of sales	137,845	10,484	82,173	230,502
Gross margin	$18,284	$5,801	$8,559	$32,644

Three months ended July 31, 2015
Net sales	$135,770	$17,485	$79,195	$232,450
Cost of sales	126,105	11,415	70,652	208,172
Gross margin	$9,665	$6,070	$8,543	$24,278

For the three months ended July 31, 2016 and 2015, inter-segment sales and cost of sales of $1.4 million and $0.6 million between Fresh products and RFG were eliminated.  For the three months ended July 31, 2016 and 2015, inter-segment sales and cost of sales of $0.7 million and $0.6 million between Calavo Foods and RFG were eliminated.

	Fresh	Calavo
	products	Foods	RFG	Total

	(All amounts are presented in thousands)

Nine months ended July 31, 2016
Net sales	$395,264	$47,126	$245,634	$688,024
Cost of sales	352,424	29,228	225,923	607,575
Gross margin	$42,840	$17,898	$19,711	$80,449

Nine months ended July 31, 2015
Net sales	$385,272	$47,001	$216,557	$648,830
Cost of sales	355,991	31,725	196,056	583,772
Gross margin	$29,281	$15,276	$20,501	$65,058

For the nine months ended July 31, 2016 and 2015, inter-segment sales and cost of sales of $2.8 million and $1.2 million between Fresh products and RFG were eliminated.  For the nine months ended July 31, 2016 and 2015, inter-segment sales and cost of sales of $2.0 million and $1.3 million between Calavo Foods and RFG were eliminated.

3.Inventories

Inventories consist of the following (in thousands):

	July 31,	October 31,
	2016	2015

Fresh fruit	$21,175	$11,939
Packing supplies and ingredients	7,077	6,347
Finished prepared foods	8,158	8,065
	$36,410	$26,351

Inventories are stated at the lower of cost or market. We periodically review the value of items in inventory and record any necessary reserves of inventory based on our assessment of market conditions.  No inventory reserve was considered necessary as of July 31, 2016 and October 31, 2015.

4.Related party transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers.  During the three months ended July 31, 2016 and 2015, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $19.9 million and $9.1 million.  During the nine months ended July 31, 2016 and 2015, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $23.5 million and $15.4 million.  Amounts payable to these Board members were $7.9 million as of July 31, 2016.  We did not have any amounts payable to these Board members as of October 31, 2015.

During the three months ended July 31, 2016 and 2015, we received $0.1 million as dividend income from Limoneira Company (Limoneira).  During the nine months ended July 31, 2016 and 2015, we received $0.3 million and $0.2 million as dividend income from Limoneira.  In addition, we lease office space from Limoneira and paid rental expenses of $0.1 million for the three months ended July 31, 2016 and 2015. We paid rental expenses of $0.2 million for the nine months ended July 31, 2016 and 2015.  Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company. We have a 12% ownership interest in Limoneira. Additionally, our Chief Executive Officer is a member of the Limoneira Board of Directors.

We currently have a member of our Board of Directors who also serves as a partner in the law firm of TroyGould PC, which frequently represents Calavo as legal counsel. During the three months ended July 31, 2016, Calavo Growers, Inc. paid fees totaling approximately $0.1 million to TroyGould PC. During the nine months ended July 31, 2016, Calavo Growers, Inc. paid fees totaling approximately $0.2 million to TroyGould PC.  During the three and nine months ended July 31, 2015, Calavo Growers, Inc. paid fees totaling approximately $0.1 million to TroyGould PC.

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

Additionally, in the third quarter of fiscal 2016 we invested an additional $1.3 million into Don Memo.  In total we have contributed $3.3 million, representing Calavo Sub’s 50% ownership in Don Memo, which is included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under this program to Don Memo, net of our commission and aforementioned advances. As of July 31, 2016 and October 31, 2015, we advanced $0.9 million and $1.8 million to Don Memo, which is netted with payable to growers. During the three and nine months ended July 31, 2016, we incurred $1.4 million and $3.5 million of expenses to Don Memo pursuant to our consignment agreement.

We had grower advances due from Belher of $2.0 million and $3.0 million as of July 31, 2016 and October 31, 2015.  In addition, we had infrastructure advances due from Belher of $1.8 million as of July 31, 2016 and October 31, 2015.  Of these infrastructure advances $1.0 million was recorded as receivable in prepaid and other current assets.  The remaining $0.8 million of these infrastructure advances are recorded in other assets. During the three months ended July 31, 2016 and 2015, we incurred $0.5 million and $0.1 million to Belher pursuant to our consignment agreement. During the nine months ended July 31, 2016 and 2015, we incurred $26.0 million and $14.2 million of expenses to Belher pursuant to our consignment agreement.

In August 2015, we entered into Shareholder’s Agreement with various partners and created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”).  Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados.  This entity is approximately 80% owned by Calavo and was consolidated in our financial statements.  Avocados de Jalisco has built a packinghouse located in Jalisco, Mexico and such packinghouse is expected to be operational at the end of the fourth quarter of 2016.  As of  July 31, 2016 and October 31, 2015, we have made preseason advances of approximately $0.2 million and $0.3 million to various partners of Avocados de Jalisco.

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

	Three months ended July 31,
(in thousands)	2016	2015
Rent paid to LIG	$133	$131
Rent paid to THNC, LLC	$77	$76
Sales to Third Coast	$-	$31
Purchases from Third Coast	$-	$86

	Nine months ended July 31,
(in thousands)	2016	2015
Rent paid to LIG	$395	$392
Rent paid to THNC, LLC	$229	$228
Sales to Third Coast	$-	$270
Purchases from Third Coast	$-	$203

5.Other assets

Other assets consist of the following (in thousands):

	July 31,	October 31,
	2016	2015

Intangibles, net	$3,660	$4,613
Mexican IVA (i.e. value-added) taxes receivable	7,061	5,853
Grower advances	123	346
Loan to Agricola Belher	800	800
Loan to FreshRealm members	315	307
Notes receivable from San Rafael	1,305	1,286
Other	1,031	796
	$14,295	$14,001

Intangible assets consist of the following (in thousands):

		July 31, 2016			October 31, 2015
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	8.0 years	$7,640	$(4,997)	$2,643	$7,640	$(4,282)	$3,358
Trade names	8.2 years	2,760	(2,342)	418	2,760	(2,164)	596
Trade secrets/recipes	9.3 years	630	(306)	324	630	(270)	360
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(267)	—	267	(243)	24
Intangibles, net		$11,572	$(7,912)	$3,660	$11,572	$(6,959)	$4,613

We anticipate recording amortization expense of approximately $0.3 million for the remainder of fiscal 2016, with $1.1 million for fiscal year 2017 and 2018, $0.7 million for fiscal year 2019, and $0.2 million for years thereafter, through fiscal year 2023.

See Note 11, for additional information related to Mexican IVA taxes.

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

On January 4, 2016, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares).  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $48.46.  On January 3, 2017, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Management Incentive Plan. The total recognized stock-based compensation expense for these grants was $0.3 million for the three months ended July 31, 2016.  The total recognized stock-based compensation expense for these grants was $0.6 million for the nine months ended July 31, 2016.

On January 8, 2016, our executive officers were granted a total of 24,582 restricted shares.  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $48.68.  These shares vest in one-third increments, on an annual basis, beginning January 8, 2017. These shares were granted pursuant to our 2011 Management Incentive Plan. The total recognized stock-based compensation expense for these grants was $0.1 million for the three months ended July 31, 2016.  The total recognized stock-based compensation expense for these grants was $0.2 million for the nine months ended July 31, 2016.

A summary of restricted stock activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2015	75	$39.01
Vested	(39)	$39.5
Granted	51	$48.58
Outstanding at July 31, 2016	87	$44.76	$5,745

The total recognized stock-based compensation expense for restricted stock was $0.6 million and $1.6 million for the three and nine months ended July 31, 2016.

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2015	10	$18.28
Exercised	(2)	$19.20
Outstanding at July 31, 2016	8	$18.05	$527
Exercisable at July 31, 2016	8	$18.05	$527

At July 31, 2016, outstanding and exercisable stock options had a weighted-average remaining contractual term of 2.8 years.  The total recognized and unrecognized stock-based compensation expense was insignificant for the three and nine months ended July 31, 2016.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2015	14	$23.00
Exercised	(1)	$21.80
Outstanding at July 31, 2016	13	$23.09	$556
Exercisable at July 31, 2016	7	$23.24	$298

At July 31, 2016, outstanding and exercisable stock options had a weighted-average remaining contractual term of 4.6 years.  The total recognized and unrecognized stock-based compensation expense was insignificant for the three and nine months ended July 31, 2016.

7.Other events

Dividend payment

On December 8, 2015, we paid a $0.80 per share dividend in the aggregate amount of $13.9 million to shareholders of record on November 17, 2015.

Revolving credit facility

    In June 2016, we entered into a new Credit Agreement with Bank of America, N.A. (“Bank of America”) as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West (“FCW”), as joint lead arranger. The Credit Agreement provides for a five-year, $80 million syndicated senior unsecured revolving credit facility maturing on June 14, 2021(the”Credit Facility”), which replaces the Company’s prior revolving credit facilities, which were scheduled to expire on July 1, 2016.

    Provided there exists no default, upon notice to Bank of America, the Company may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million (the “Accordion”). Any future exercises of the Accordion would require additional commitments from existing or new lenders.

    Borrowings under the Credit Facility will be at the Company’s discretion either at a Eurodollar Rate (“LIBOR”) loan plus applicable margin or a base rate loan plus applicable margin. The applicable margin will be based on the Company’s Consolidated Leverage Ratio and can range from 1.00% to 1.50% for LIBOR loans and 0.00% to 0.50% for Base Rate Loans. The Credit Facility also includes a commitment fee on the unused commitment amount at a rate per annum of 0.15%.

   The Credit Facility contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all such covenants at July 31, 2016.

    The Credit Facility also contains customary events of default. If any event of default occurs and is continuing, Bank of America may take the following actions: (a) declare the commitment of each lender to make loans and any obligation of the Issuer to make credit extensions to be terminated; (b) declare the unpaid principal amount of all outstanding loans, all interest, and all other amounts to be immediately due and payable; (c) require that Calavo cash collateralize the obligations; and (d) exercise on behalf of itself, the lenders and the Issuer all rights and remedies available to it.

    The Company’s obligations under the Credit Agreement are unconditionally guaranteed by our subsidiary, RFG.

Riverside

    In August 2016, we entered into an Agreement to Sell and Purchase and Escrow Instructions (the “Agreement”) with Fresh Foods, LLC, a Delaware limited liability company (the “Seller”), pursuant to which the Company will purchase from the Seller certain real property, consisting of land, a refrigerated building and select production and office equipment located at 1730 Eastridge Avenue, Riverside, California (the “Property”).

    Subject to adjustments and prorations as provided for in the Agreement, the purchase price for the Property will be approximately $20.0 million. The Company has deposited $0.3 million pursuant to the Agreement. The Agreement contains customary representations and warranties, covenants, closing conditions and termination provisions. The Agreement contemplates a buyer due diligence period that would lead to a closing date on or before October 22, 2016 unless the Company elects not to proceed with the purchase of the Property on or prior to such date. The Company’s wholly owned subsidiary RFG intends to operate the refrigerated facility as part of its network of USDA and organic certified fresh food facilities strategically located across the US. The Company expects to pay for all costs associated with the Property with cash on hand and available credit facilities.

Mexico tax audits

    We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in Mexico and the United States.  During our third quarter of fiscal 2016, our wholly-owned subsidiary, Calavo de Mexico (“CDM”), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (“MFM”) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary.  MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (“VAT”).  During our fourth fiscal quarter of 2016, we provided a written rebuttal to MFM’s preliminary observations.  Representative of the subsidiary intend to meet and present our rebuttal to representatives of the MFM in the near future.  We expect that the MFM will complete their review and issue a final assessment with respect to the fiscal 2011 tax audit no later than approximately February 2017.

    Additionally, we also received notice from Mexico's Federal Tax Administration Service, Servicio de Administracion Tributaria (SAT), that our wholly-owned Mexican subsidiary, Calavo de Mexico is currently under examination related to fiscal year 2013.  Under Mexican law, the SAT has until approximately March 2017 to complete their review.

    We believe that the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial position; however, there is still a possibility that an adverse outcome of these matters could have a material effect on our consolidated financial condition.

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

The following table sets forth our financial assets and liabilities as of July 31, 2016 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$30,578	-	-	$30,578
Total assets at fair value	$30,578	$-	$-	$30,578

(1)

The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock.  We currently own approximately 12% of Limoneira’s outstanding common stock.  These securities are measured at fair value by quoted market prices.  Limoneira’s stock price at July 31, 2016 and October 31, 2015 equaled $17.69 per share and $15.86 per share.  Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding losses arising during the three months ended July 31, 2016 and 2015 was $0.3 million and $4.1 million.    Unrealized investment holding gains arising during the nine months ended July 31, 2016 was $3.2 million.    Unrealized investment holding losses arising during the nine months ended July 31, 2015 was $8.8 million.

9.Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Salsa Lisa and Avocados de Jalisco (in thousands).

	Three months	Three months
	ended	ended
Salsa Lisa noncontrolling interest	July 31, 2016	July 31, 2015

Noncontrolling interest, beginning	$285	$270
Net loss attributable to noncontrolling interest of Salsa Lisa	—	—
Noncontrolling interest, ending	$285	$270

	Nine months	Nine months
	ended	ended
Salsa Lisa noncontrolling interest	July 31, 2016	July 31, 2015

Noncontrolling interest, beginning	$285	$270
Net loss attributable to noncontrolling interest of Salsa Lisa	—	—
Noncontrolling interest, ending	$285	$270

	Three months	Three months
	ended	ended
Avocados de Jalisco noncontrolling interest	July 31, 2016	July 31, 2015

Noncontrolling interest, beginning	$1,025	$—
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(36)	—
Noncontrolling interest, ending	$989	$—

	Nine months	Nine months
	ended	ended
Avocados de Jalisco noncontrolling interest	July 31, 2016	July 31, 2015

Noncontrolling interest, beginning	$1,011	$—
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(22)	—
Noncontrolling interest, ending	$989	$—

10.Earnings per share

Basic and diluted net income per share is calculated as follows (U.S. dollars in thousands, exept share and per share data):

	Three months ended July 31,
	2016	2015
Numerator:
Net Income attributable to Calavo Growers, Inc.	$12,745	$8,641
Denominator:
Weighted average shares - Basic	17,350,883	17,301,131
Effect on dilutive securities – Restricted stock/options	96,161	84,984
Weighted average shares - Diluted	17,447,044	17,386,115
Net income per share attributable to Calavo Growers, Inc:
Basic	$0.73	$0.50
Diluted	$0.73	$0.50

	Nine months ended July 31,
	2016	2015
Numerator:
Net Income attributable to Calavo Growers, Inc.	$28,783	$22,412
Denominator:
Weighted average shares - Basic	17,340,270	17,290,847
Effect on dilutive securities – Restricted stock/options	84,614	63,256
Weighted average shares - Diluted	17,424,884	17,354,103
Net income per share attributable to Calavo Growers, Inc:
Basic	$1.66	$1.30
Diluted	$1.65	$1.29

11.Mexican IVA taxes receivable

Included in prepaids & other current assets and other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance.  CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they identify with the exportation of goods, translate into monthly favorable VAT balance.

As of July 31, 2016 and October 31, 2015, IVA receivables totaled $14.5 million and $11.6 million.  Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis.  Beginning in fiscal 2014 and continuing into fiscal 2016, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation.  Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations.  We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities.  Currently, we are in the process of collecting such balances through regular administrative processes, but certain amounts may ultimately need to be recovered via legal means.  We believe that our operations in Mexico are properly documented and that the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts.  It is possible, however, that a portion of this amount will not be recovered.  We will continue to monitor the collection of these receivables with our outside consultants.

As of July 31, 2016, $7.4 million and $7.1 million of IVA were recorded in prepaids & other current assets and other assets.  As of October 31, 2015, $5.7 million and $5.9 million of IVA receivables were recorded in prepaids & other current assets and other assets.

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

Revolving credit facility

    In June 2016, we entered into a new Credit Agreement with Bank of America, N.A. (“Bank of America”) as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West (“FCW”), as joint lead arranger. The Credit Agreement provides for a five-year, $80 million syndicated senior unsecured revolving credit facility maturing on June 14, 2021, which replaces the Company’s prior revolving credit facilities, which were scheduled to expire on July 1, 2016.

    Provided there exists no default, upon notice to Bank of America, the Company may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million (the “Accordion”). Any future exercises of the Accordion would require additional commitments from existing or new lenders.

    Borrowings under the Credit Facility will be at the Company’s discretion either at a Eurodollar Rate (“LIBOR”) loan plus applicable margin or a base rate loan plus applicable margin. The applicable margin will be based on the Company’s Consolidated Leverage Ratio and can range from 1.00% to 1.50% for LIBOR loans and 0.00% to 0.50% for Base Rate Loans. The Credit Facility also includes a commitment fee on the unused commitment amount at a rate per annum of 0.15%.

Riverside

    In August 2016, we entered into an Agreement to Sell and Purchase and Escrow Instructions (the “Agreement”) with Fresh Foods, LLC, a Delaware limited liability company (the “Seller”), pursuant to which the Company will purchase from the Seller certain real property, consisting of land, a refrigerated building and select production and office equipment located at 1730 Eastridge Avenue, Riverside, California (the “Property”).

    Subject to adjustments and prorations as provided for in the Agreement, the purchase price for the Property will be approximately $20.0 million. The Company has deposited $0.3 million pursuant to the Agreement. The Agreement contains customary representations and warranties, covenants, closing conditions and termination provisions. The Agreement contemplates a buyer due diligence period that would lead to a closing date on or before October 22, 2016 unless the Company elects not to proceed with the purchase of the Property on or prior to such date. The Company’s wholly owned subsidiary RFG intends to operate the refrigerated facility as part of its network of USDA and organic certified fresh food facilities strategically located across the US. The Company expects to pay for all costs associated with the Property with cash on hand and available credit facilities.

Mexico tax audits

   We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in Mexico and the United States.  During our third quarter of fiscal 2016, our wholly-owned subsidiary, Calavo de Mexico (“CDM”), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (“MFM”) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary.  MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (“VAT”).  During our fourth fiscal quarter of 2016, we provided a written rebuttal to MFM’s preliminary observations.  Representative of the subsidiary intend to meet and present our rebuttal to representatives of the MFM in the near future.  We expect that the MFM will complete their review and issue a final assessment with respect to the fiscal 2011 tax audit no later than approximately February 2017.

    Additionally, we also received notice from Mexico's Federal Tax Administration Service, Servicio de Administracion Tributaria (SAT), that our wholly-owned Mexican subsidiary, Calavo de Mexico is currently under examination related to fiscal year 2013.  Under Mexican law, the SAT has until approximately March 2017 to complete their review.

    We believe that the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial position; however, there is still a possibility that an adverse outcome of these matters could have a material effect on our consolidated financial condition.

Net Sales

The following table summarizes our net sales by business segment for each of the three and nine months ended July 31, 2016 and 2015:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2016	Change	2015	2016	Change	2015

Net sales:
Fresh products	$156,129	15.0%	$135,770	$395,264	2.6%	$385,272
Calavo Foods	16,285	(6.9)%	17,485	47,126	0.3%	47,001
RFG	90,732	14.6%	79,195	245,634	13.4%	216,557
Total net sales	$263,146	13.2%	$232,450	$688,024	6.0%	$648,830

As a percentage of net sales:
Fresh products	59.3%		58.4%	57.4%		59.4%
Calavo Foods	6.2%		7.5%	6.8%		7.2%
RFG	34.5%		34.1%	35.8%		33.4%
	100.0%		100.0%	100.0%		100.0%

Summary

Net sales for the three months ended July 31, 2016, compared to fiscal 2015, increased by $30.7 million, or 13.2%.  The increase in sales, when compared to the same prior year period, are related to increased sales from the Fresh products and RFG segments, partially offset by decreased sales in the Calavo Foods segment.  Net sales for the nine months ended July 31, 2016, compared to fiscal 2015, increased by $39.2 million, or 6.0%.  The increase in sales, when compared to the same prior year period, is related to an increase in sales in each of our three business segments.

For the quarter ended July 31, 2016, the increase in sales in the Fresh products segment is due to an increase in sales of California avocados, resulting from a combination of an increase in pounds sold and higher sales prices per carton, partially offset by decreased sales of Mexican avocados. The increase in RFG sales was due primarily to increased sales from fresh prepared food  and fresh-cut fruit and vegetable products. Partially offsetting the increases in Fresh Product and RFG segment sales are decreased sales in the Calavo Foods segment.  Our decrease in Calavo Foods sales during the third quarter of fiscal 2016, was due primarily to decreased sales of our guacamole products.

For the nine months ended July 31, 2016, our RFG segment had the largest percentage increase in sales, followed by our Fresh products segment, as shown above.  The increase in RFG sales was due primarily to increased sales from fresh prepared food and fresh-cut fruit and vegetable products. Our increase in Fresh product sales was due primarily to increased sales of California avocados and tomatoes, partially offset by decreased sales of Mexican avocados.

While the procurement of fresh avocados related to our Fresh products segment is seasonal, our Calavo Foods and RFG segments are generally not as seasonal.

Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company.  All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Third Quarter 2016 vs. Third Quarter 2015

Net sales delivered by the Fresh products business increased by approximately $20.4 million, or 15.0%, for the third quarter of fiscal 2016, when compared to the same period for fiscal 2015.  As discussed above, this increase in Fresh product sales during the third quarter of fiscal 2016 was primarily related to increased sales of California avocados, partially offset by decreased sales of Mexican avocados.

Sales of California sourced avocados increased $49.7 million, or 99.0%, for the third quarter of 2016, when compared to the same prior year period.  The increase in California sourced avocados was primarily due to an increase of 30.3 million pounds of avocados sold, or 79.5%. We attribute most of this increase in volume to the larger California avocado crop in fiscal 2016, compared to the same prior year period. In addition, the average sales price per carton increased approximately 10.9% from the same prior year period, primarily due to a lower supply of avocados in the market from non-California sources.

Sales of  tomatoes increased to $2.6 million for the third quarter of fiscal 2016, compared to $1.2 million for the same period for fiscal 2015.  The increase in sales of tomatoes is due to an increase in cartons sold of approximately 0.2 million cartons or 204.9%.

Partially offsetting these increases was a decrease in sales of Mexican sourced avocados, which decreased $26.2 million, or 34.0%, for the third quarter of 2016, when compared to the same prior year period.  The decrease in Mexican sourced avocados was primarily due to a decrease in pounds sold of 21.3 million or 36.0%.  This decrease in the pounds sold was partially due to a strike by Michoacan growers in the third quarter of fiscal 2016.

Nine Months Ended 2016 vs. Nine Months Ended 2015

Net sales delivered by the Fresh products business increased by approximately $10.0 million, or 2.6%, for the nine months ended July 31, 2016, when compared to the same period for fiscal 2015.  This increase in Fresh product sales during the nine months ended July 31, 2016, was primarily related to increased sales of California avocados and tomatoes, partially offset by decreases in sales of Mexican sourced avocados.

Sales of California sourced avocados increased $36.4 million, or 42.2%, for the nine months ended July 31, 2016, when compared to the same prior year period.  The increase in California sourced avocados was primarily due to an increase of 28.2 million pounds of avocados sold, or 43.1%. We attribute most of this increase in volume to the larger California avocado crop in fiscal 2016, compared to the same prior year period.

Sales of tomatoes increased to $34.4 million for the nine months ended July 31, 2016, compared to $16.8 million for the same period for fiscal 2015.  The increase in sales of tomatoes is due to an increase in cartons sold of approximately 1.0 million cartons or 55.3%. In addition, tomatoes experienced an increase in the sales price per carton of approximately 31.7%, due to a lower availability of tomatoes in the market, primarily resulting from a change in weather patterns.

Partially offsetting these increases was a decrease in sales of Mexican sourced avocados, which decreased $37.8 million, or 14.1%, for the nine months ended July 31, 2016, when compared to the same prior year period.  The decrease in Mexican sourced avocados was primarily due to a decrease in the average sales price per carton of approximately 15.8% from the same prior year period. The decrease in the average sales price per carton is primarily due to a higher supply of avocados in the market.  Partially offsetting this decrease was an increase in pounds sold of Mexican sourced avocados, which increased approximately 4.5 million pounds or 2.1%.

Overall, we anticipate that the combined total of California and Mexico sourced avocados will decrease in sales during our fourth fiscal quarter of 2016, compared to the third quarter of 2016. We anticipate that net sales related to Mexican sourced avocados will increase during our fourth fiscal quarter of 2016, as compared to the third fiscal quarter of 2016.  We anticipate that sales of Mexican grown avocados will increase in the fourth quarter of fiscal 2016, when compared to the same prior year period, due to higher overall pricing. We anticipate that California avocado sales will experience a seasonal decrease during our fourth fiscal quarter of 2016, as compared to the third quarter of fiscal 2016. We believe that there will be an increase in California avocado volume when compared to the fourth fiscal quarter of 2015.

Calavo Foods

Third Quarter 2016 vs. Third Quarter 2015

Sales for Calavo Foods for the quarter ended July 31, 2016, when compared to the same period for fiscal 2015, decreased $1.2 million, or 6.9%.  This decrease is primarily due to a decrease in sales of guacamole products of approximately $1.4 million, or 8.2%, in the third quarter of fiscal year 2016, when compared to the same prior year period. This decrease in our guacamole products is primarily due to an 8.1% decrease in pounds sold, due primarily to a decrease in foodservice sales.  Partially offsetting this decrease, is an increase in sales of salsa of approximately $0.2 million or 27.6%.  This increase in salsa sales is primarily due to an increase in pounds sold.

Nine Months Ended 2016 vs. Nine Months Ended 2015

Sales for Calavo Foods for the nine months ended July 31, 2016, when compared to the same period for fiscal 2015, increased $0.1 million, or 0.3%.  This increase is primarily due to an increase in sales of salsa products of approximately $1.1 million, or 78.6%, in the nine months ended July 31, 2016, when compared to the same prior year period. The increase in sales of salsa was primarily related to an increase in overall pounds sold.  Partially offsetting this increase, was a decrease in sales of guacamole products of approximately $1.0 million, or 2.3%, in the nine months ended July 31, 2016, when compared to the same prior year period.

RFG

Third Quarter 2016 vs. Third Quarter 2015

Sales for RFG for the quarter ended July 31, 2016, when compared to the same period for fiscal 2015, increased $11.5 million, or 14.6%.  This increase is due primarily to increased sales from fresh prepared food and fresh-cut fruit and vegetable products. The overall increase in sales is primarily due to an increase in sales volume, which we believe results from an increase in demand for the variety of convenient products that we offer.

Nine Months Ended 2016 vs. Nine Months Ended 2015

Sales for RFG for the nine months ended July 31, 2016, when compared to the same period for fiscal 2015, increased $29.1 million, or 13.4%.  This increase is due primarily to increased sales from fresh prepared food and fresh-cut fruit and vegetable products. The overall increase in sales is primarily due to an increase in sales volume, which we believe results from an increase in demand for the variety of convenient products that we offer.

Gross Margins

The following table summarizes our gross margins and gross margin percentages by business segment for the three and nine months ended July 31, 2016 and 2015:

	Three months ended July 31,			Nine months ended July 31,
	2016	Change	2015	2016	Change	2015

Gross Margins:
Fresh products	$18,284	89.2%	$9,665	$42,840	46.3%	$29,281
Calavo Foods	5,801	(4.4)%	6,070	17,898	17.2%	15,276
RFG	8,559	0.2%	8,543	19,711	(3.9)%	20,501
Total gross margins	$32,644	34.5%	$24,278	$80,449	23.7%	$65,058

Gross margin percentages:
Fresh products	11.7%		7.1%	10.8%		7.6%
Calavo Foods	35.6%		34.7%	38.0%		32.5%
RFG	9.4%		10.8%	8.0%		9.5%
Consolidated	12.4%		10.4%	11.7%		10.0%

Summary

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold.  Gross margins increased by approximately $8.4 million, or 34.5%, for the third quarter of fiscal 2016, when compared to the same period for fiscal 2015. This increase in our gross margins, when compared to the same prior year periods, is related to increases in gross margins (in dollar terms) across the Fresh products and RFG segments, partially offset by a decrease in gross margin for the Calavo Foods segment. Gross margins increased by approximately $15.4 million, or 23.7%, for the first nine months of fiscal 2016 when compared to the same period for fiscal 2015.  This increase in our gross margins, when compared to the same prior year periods, is related to increases in gross margins (in dollar and gross margin percentage terms) across the Fresh products and Calavo Foods segments, partially offset by a decrease in gross margins for RFG.

Fresh products

During our three and nine months ended July 31, 2016, as compared to the same prior year period, the increase in our Fresh products segment gross margin percentage was primarily the result of increased margins for California sourced avocados. For the third quarter of 2016, compared to the same prior year period, the gross margin percentage for California sourced avocados increased from 0.4% in 2015 to 13.8% in 2016. For the third quarter of 2016, compared to the same prior year period, the gross margin percentage for Mexican sourced avocados decreased from 11.4% in 2015 to 8.0% in 2016.  For the third quarter of 2016, the increased volume of California sourced avocados lowered per pound production costs, and we were able to manage fruit costs effectively. For the nine months ended July 31, 2016, compared to the same prior year period, the gross margin percentage for California sourced avocados increased from 0.3% in 2015 to 11.4% in 2016.  For the nine months ended July 31, 2016, compared to the same prior year period, the gross margin percentage for Mexican sourced avocados increased from 9.7% in 2015 to 10.7% in 2016.  For the nine months ended fiscal 2016, we were able to manage fruit cost of California and Mexican sourced avocados effectively. In addition, the U.S. Dollar to Mexican Peso exchange rate continues to strengthen in fiscal 2016. Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products segment.

The gross margin and/or gross margin percentage for consignment sales, such as tomatoes, are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers.  The gross margin we earn is generally based on a commission agreed to with each party, which usually is a percentage of the overall selling price.  In the third quarter of fiscal year 2016 we generated gross margins of $0.2 million from consigned tomato sales. This is an improvement of $0.1 million from $0.1 million in the corresponding prior year period.  For the nine months ended July 31, 2016 we generated gross margins of $4.0 million from consigned tomato sales. This is an improvement of $2.2 million from $1.8 million in the corresponding prior year period.  The increase in gross profit is primarily due to an increase in overall sales for tomatoes, resulting from an increase in cartons sold and an increase in the sales price per carton.

Calavo Foods

The Calavo Foods segment gross margin percentage during our three months ended July 31, 2016, when compared to the same prior year period, decreased primarily due to an increase in fruit costs. The Calavo Foods segment gross margin percentage during our nine months ended July 31, 2016, when compared to the same prior year period, increased due in part to a decrease in fruit costs. In addition, the U.S. Dollar to Mexican Peso exchange rate strengthened in fiscal 2016 compared to the same prior year period. Note that any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Calavo Foods segment.

RFG

RFG’s increased gross margin for the three months ended July 31, 2016, is due to an overall increase in sales.   RFG’s decreased gross margin percentage for the nine months ended July 31, 2016, is due to the lingering effects of adverse weather conditions (related to El Nino) that impacted certain fruit and vegetable growing regions and caused reduced raw material availability, increased raw material prices, and reduced processing yields in our first fiscal quarter of 2016 and to a lesser extent in our second fiscal quarter of 2016. Similar to the Calavo Foods segment, RFG has agreed upon pricing with many of their customers.  This causes difficulty when raw material prices increase to correspondingly increase their sales prices to effectively offset the increased cost.  Note that any significant fluctuation in raw material availability, price and/or quality may have a material impact on future gross margins for our RFG segment.

Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
	2016	Change	2015	2016	Change	2015
	(Dollars in thousands)			(Dollars in thousands)
Selling, general and administrative	$12,287	15.7%	$10,620	$34,866	15.8%	$30,116
Percentage of net sales	4.7%		4.6%	5.1%		4.6%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs.  Selling, general and administrative expenses increased $1.7 million, or 15.7%, for the three months ended July 31, 2016, when compared to the same period for fiscal 2015.  This increase was primarily related to higher corporate costs, including, but not limited to, accrued bonuses (approximately $0.9 million), and salaries (approximately $0.9 million, due in part to higher headcount), partially offset by a decrease in stock based compensation (approximately $0.4 million).

Selling, general and administrative expenses increased $4.8 million, or 15.8%, for the nine months ended July 31, 2016, when compared to the same period for fiscal 2015.  This increase was primarily related to higher corporate costs, including, but not limited to, accrued bonuses (approximately $2.0 million), salaries (approximately $1.9 million, due in part to higher headcount), and insurance (approximately $0.5 million).

Provision for Income Taxes

	Three months ended July 31,			Nine months ended July 31,
	2016	Change	2015	2016	Change	2015

Provision for income taxes	$7,323	49.1%	$4,910	$16,609	34.1%	$12,390
Effective tax rate	36.6%		36.2%	36.6%		35.6%

For the third quarter of fiscal 2016, our provision for income taxes was $7.3 million, as compared to $4.9 million in the comparable prior year period. For the nine months ended July 31, 2016, our provision for income taxes was $16.6 million, as compared to $12.4 million in the comparable prior year period. We currently expect our annual effective tax rate to be approximately 36.6% during fiscal 2016.

Liquidity and Capital Resources

Cash provided by operating activities was $55.0 million for the nine months ended July 31, 2016, compared to cash provided by operations of $32.5 million for the similar period in fiscal 2015.  Operating cash flows for the nine months ended July 31, 2016 reflect our net income of $28.8 million, net increase in non-cash activities (depreciation and amortization, stock compensation expense, deferred income taxes, and income from unconsolidated entities) of $8.8 million and a net increase in the noncash components of our operating capital of approximately $17.4 million.

Our operating capital increase includes an increase in payable to growers of $36.1 million, a net increase in trade accounts payable and accrued expenses of $9.0 million, a decrease in income tax receivable of $6.2 million, an increase in income tax payable of $4.7 million, an increased in deferred rent of $1.7 million, a decrease in advances to suppliers of $0.8 million and a decrease in other assets of $0.4 million, partially offset by a net increase in accounts receivable of $28.0 million, an increase in inventory of $10.1 million, and an increase in prepaid expenses and other current assets of $3.4 million.

The increase in payable to growers primarily reflects an increase in the volume and value of California fruit delivered in the month of July 2016, as compared to October 2015. The increase in accounts payable and accrued expenses is primarily related to an increase in our payables related to California avocados. The decrease in income tax receivable and the increase in income taxes payable primarily reflects the tax impact of the current year’s net income. The increase in deferred rent is due to the new lease in Jacksonville Florida. The decrease in advances to suppliers primarily reflects fewer advances made to our related party Agricola Belher related to the receipt of tomatoes in July 2016, compared to October 2015. The increase in our accounts receivable, as of July 31, 2016 when compared to October 31, 2015, primarily reflects higher sales recorded in the month of July 2016, as compared to October 2015. The increase in inventory is primarily related to an increase in the fresh fruit on hand at July 31, 2016 which was primarily driven by an increase in the volume and value of California avocados purchased during July 2016, as compared to October 2015. The net increase in our prepaid assets and other assets is due primarily to an increase in our Mexican IVA tax receivable in fiscal 2016.

Cash used in investing activities was $13.0 million for the nine months ended July 31, 2016, which primarily related to the purchase of $15.7 million of property, plant and equipment items for expansion projects in the RFG and Fresh products segments and an additional investment in Agricola Don Memo of $1.3 million, partially offset by proceeds received from the repayment of the loan to Agricola Don Memo of $4.0 million.

Cash used in financing activities was $34.5 million for the nine months ended July 31, 2016, which related principally to the payment of our $13.9 million dividend, payments on our credit facilities totaling $18.4 million, payments on long-term obligations of $2.2 million and deferred financing costs of $0.1 million, partially offset by proceeds from the exercise of stock options of $0.1 million.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing Credit Facility.  Cash and cash equivalents as of July 31, 2016 and October 31, 2015 totaled $14.7 million and $7.2 million. Our working capital at July 31, 2016 was $40.1 million, compared to $19.0 million at October 31, 2015.

We believe that cash flows from operations and the available Credit Facility will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for the next twelve months.  We will continue to evaluate grower recruitment opportunities, expanded relationships with retail and club customers, and exclusivity arrangements with food service companies to fuel growth in each of our business segments.  We entered into a new unsecured, revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West, as joint lead arranger. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases.  Total credit available under this  new agreement is $80 million, and will expire in June 2021. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our current and past line of credit agreements the weighted-average interest rate was 1.9% and 1.7% at July 31, 2016 and October 31, 2015.  Under these credit facilities, we had $18.5 million and $36.9 million outstanding as July 31, 2016 and October 31, 2015.

    This new Credit Facility contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all such covenants at July 31, 2016.

Contractual Obligations

There have been no material changes to our contractual commitments, other than the new credit agreement mentioned above, from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2015. For a summary of the contractual commitments at October 31, 2015, see Part II, Item 7, in our 2015 Annual Report on Form 10-K.

Impact of Recently Issued Accounting Pronouncements

See Note 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations.  All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes.  The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2016.

(All amounts in thousands)	Expected maturity date July 31,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$14,650	$—	$—	$—	$—	$—	$14,650	$14,650
Accounts receivable (1)	86,575	—	—	—	—	—	86,575	86,575

Liabilities
Payable to growers (1)	$39,991	$—	$—	$—	$—	$—	$39,991	$39,991
Accounts payable (1)	23,667	—	—	—	—	—	23,667	23,667
Current borrowings pursuant to credit facilities (1)	18,500	—	—	—	—	—	18,500	18,500
Fixed-rate long-term obligations (2)	137	111	89	92	92	101	622	505

(1)

We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)

Fixed-rate long-term obligations bear interest rates ranging from 3.5% to 4.3% with a weighted-average interest rate of 4.3%.  We believe that loans with a similar risk profile would currently yield a return of 2.6%.  We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $11,000.

We were not a party to any derivative instruments during the fiscal year.  It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact business primarily in Mexican pesos.  Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates.  Management does, however, evaluate this opportunity from time to time. Total foreign currency translation losses for the three months ended July 31, 2016 and 2015, net of gains, was $1.0 million and $0.3 million. Total foreign currency translation losses for the nine months ended July 31, 2016 and 2015, net of gains, was $1.1 million and $1.4 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

10.1	Agreement to Sell and Purchase and Escrow Instructions with Fresh Foods, LLC, a Delaware limited liability company dated August 3, 2016.
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of July 31, 2016 and October 31, 2015; (2) Consolidated Condensed Statements of Income for the three and nine months ended July 31, 2016 and 2015; (3) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended July 31, 2016 and 2015; (4) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2016 and 2015; and (5) Notes to Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: September 8, 2016
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, and
Chief Executive Officer
(Principal Executive Officer)

Date: September 8, 2016
	By	/s/ B. John Lindeman
B. John Lindeman
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Agreement to Sell and Purchase and Escrow Instructions with Fresh Foods, LLC, a Delaware limited liability company dated August 3, 2016.
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of July 31, 2016 and October 31, 2015; (2) Consolidated Condensed Statements of Income for the three and nine months ended July 31, 2016 and 2015; (3) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended July 31, 2016 and 2015; (4) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2016 and 2015; and (5) Notes to Unaudited Condensed Financial Statements.