Form 10-K
period 2016-10-31
CALAVO GROWERS INC
filed 2016-12-23
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

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

Yes [X]  No []

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

Large accelerated filer [X]     Accelerated filer  [ ]     Non-accelerated filer [ ]     Smaller reporting company [ ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant's Common Stock held by non-affiliates on April 30, 2016 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $866.3 million.  Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The number of outstanding shares of the Registrant's Common Stock as of November 30, 2016 was 17,440,408.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the 2017 Annual Meeting of Shareholders, which we intend to hold on April 26, 2017 are incorporated by reference into Part III of this Form 10-K.  The definitive Proxy Statement will be filed within 120 days after October 31, 2016.

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

.

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

In December 2014, Calavo formed a wholly owned subsidiary Calavo Growers De Mexico, S. de R.L. de C.V. (Calavo Growers de Mexico).  In July 2015, Calavo Growers de Mexico entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de C.V., (Belo) a Mexican Company owned by Agricola Belher, and Agricola Don Memo, S.A. de C.V. (Don Memo). Don Memo, a Mexican corporation formed in July 2013, is engaged in the business of owning and improving land in Jalisco, Mexico for the growing of tomatoes and other produce and the sale and distribution of tomatoes and other produce.  Belo and Calavo Growers de Mexico have an equal one-half ownership interest in Don Memo.  Pursuant to a management service agreement, Belo, through its officers and employees, shall have day-to-day power and authority to manage the operations. In fiscal 2016 and 2015, we contributed $2.3 million and $1.0 million as investments in Don Memo. These investment contributions represent Calavo Growers de Mexico’s 50% ownership in Don Memo, which is included in investment in unconsolidated entities on our balance sheet. In fiscal 2015 and 2014, we advanced $0.8 million and $3.2 million. These monies totaling $4.0 million, effectively a bridge loan, were repaid in the first quarter of fiscal 2016. In January 2016, Calavo entered into an agreement with Bank of America, N.A. (BoA), essentially guaranteeing a loan made from BoA to Don Memo.  See footnote 12 to our consolidated financial statements.

In August 2015, we entered into a Shareholder’s Agreement with various partners which created Avocados de Jalisco, S.A.P.I. de C.V. (Avocados de Jalisco).  Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados in Jalisco, Mexico.  This entity is approximately 80% owned by Calavo Growers de Mexico, a wholly owned subsidiary of Calavo, and is consolidated into our financial statements.  In the 3rd fiscal quarter of 2016, Avocados de Jalisco completed the construction of a packinghouse located in Jalisco, Mexico which is expected to be operational in the first quarter of 2017.  We invested approximately $10.8 million to construct and equip this new packinghouse.

In fiscal 2016, we expanded and refurbished our plant facilities in Houston, TX and Jacksonville, FL to add additional capacity and in-plant capabilities. We invested approximately $7.3 million into the Houston facility and $13.3 million into the Jacksonville facility.

Available information

We maintain an Internet website at http://www.calavo.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and other information related to us, are available, free of charge, on our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission (SEC).  Our Internet website and the information contained therein, or connected thereto, is not and is not intended to be incorporated into this Annual Report on Form 10-K.

    We have a code of ethics that applies to all employees, including our executive officers, as well as to the Board of Directors. Our code of ethics is available for review on our corporate website. We intend to disclose any changes in, or waivers from, this code by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or NASDAQ.

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

We sell avocados to a diverse group of supermarket chains, wholesalers, food service and other distributors, under the Calavo family of brand labels, as well as private labels.  From time to time, some of our larger customers seek short-term sales contracts that formalize their pricing and volume requirements.  Generally, these contracts contain provisions that establish a price floor and/or ceiling during the contract duration.  In our judgment, the shift by our customers to drafting sales contracts benefits large handlers like us, which have the ability to fulfill the terms of these contracts.  During fiscal year 2016, our 5 and 25 largest fresh customers represented approximately 15% and 36% of our total consolidated revenues.  During fiscal year 2015, our 5 and 25 largest fresh customers represented approximately 18% and 39% of our total consolidated revenues.  During fiscal year 2016, 2015 and 2014 none of our fresh customers represented more than 10% of total consolidated revenues.

The Hass variety is the predominant avocado variety marketed on a worldwide basis.  Generally, California grown Hass avocados are available year-round, with peak production periods occurring from April through August.  Other varieties have a more limited picking season and generally command a lower price.  Approximately 1,900 California growers deliver avocados to us, generally pursuant to a standard marketing agreement.  Our share of the California avocado crop approximated 28% of the 2016 shipped California avocado crop, based on data published by the California Avocado Commission.  We attribute our solid foothold in the California industry principally to the competitiveness of the per pound returns we pay and the communication and service we maintain with our growers.

California avocados delivered to our packinghouses are grouped as a homogenous pool on a weekly basis based on the variety, size, and grade.  They are then graded, sized, packed, cooled and, frequently, ripened for delivery to customers. Our ability to estimate the size, as well as the timing of the delivery of the annual avocado crop, has a substantial impact on both our costs and the sales price we receive for the fruit. To that end, our field personnel maintain direct contact with growers and farm managers and coordinate harvest plans. The feedback from our field-managers is used by our sales department to prepare sales plans used by our direct sales force.

A significant portion of our California avocado handling costs is fixed. As a result, significant fluctuations in the volume of avocados delivered have a considerable impact on the per pound packing costs of avocados we handle. Generally, larger crops will result in a lower per pound handling cost. We believe that our cost structure is geared to optimally handle larger avocado crops. Our strategy calls for continued efforts in aggressively recruiting new large growers, retaining existing growers, and procuring a larger percentage of the California avocado crop.

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

The California avocado market is highly competitive with nine major avocado handlers.  A marketing order enacted by the state legislature is in effect for California grown avocados and provides the financial resource to fund generic advertising and promotional programs.  Avocados handled by us are identifiable through packaging and the Calavo brand name sticker.

We also import avocados from Mexico.  We typically purchase Mexican avocados from growers and packers located in Mexico. The purchase price we pay for fruit acquired from Mexican growers is generally negotiated for substantially all the fruit in a particular grove, by bloom.  The Mexican avocado crop will typically have three to four blooms in a single year. Once a purchase price is tentatively agreed to, the fruit is then harvested and delivered to our packinghouse located in Uruapan, Michoacán, Mexico. Purchased fruit is harvested and hauled by a number of subcontracted picking companies that we hire. Once delivered, such fruit is weighed, graded, sized, packed, and cooled for shipment, primarily to the United States. Payment for such fruit can be changed from what was initially agreed to if the actual packout does not reach levels forecasted by the grower. Fruit purchased directly from unaffiliated third-party Mexican packers is used as a supplemental source and is packed to our standards for shipment to either our customers’ or our operating facilities. In either case, the purchase price of Mexican avocados is generally based on our estimated selling prices of such fruit, less anticipated packing and/or selling costs and our desired margin. We believe these two current sources, in conjunction with the expected opening of our packinghouse in Jalisco, Mexico, allow us to maximize both the timely acquisition, as well as purchase price, of Mexican fruit.

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

We believe that our continued success in marketing Mexican avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices, and keeping the handling costs low as we ship the Mexican avocados to our packinghouses and distribution centers.  We are subject to USDA and other regulatory inspections to ensure the safety and the quality of the fruit being delivered from Mexico.  The Mexican avocado harvest is year round (though generally most significant from September to June).  As a result, it is common for Mexican growers to monitor year round the supply of avocados for export to the United States in order to obtain higher field prices.  During 2016, we packed and distributed approximately 16% of the avocados exported from Mexico into the United States and approximately 7% of the avocados exported from Mexico to countries outside of North America, based on our estimates.

We have developed a series of marketing and sales initiatives primarily aimed at our largest customers that are designed to differentiate our products and services from those offered by our competitors.  Some of these key initiatives are as follows:

•

We continue to have success with our ProRipeVIP™ avocado ripening program.  This proprietary program allows us to deliver avocados ~evenly ripened to our customers’ specifications.  We have invested in TasteTech Near Infrared (NIR) technology and equipment.  The most significant reason we invested in the TasteTech systems is because the NIR technology measures internal qualities of the entire piece of fruit, as opposed to competitive mechanical tests that use pressure and calculated averages to measure firmness.  We believe that ripened avocados help our customers address the consumers' immediate needs and accelerate the sale of avocados through their stores.  We currently have three TasteTech systems in use in the United States, which, we believe, can effectively meet our customers’ demand for conditioned fruit.

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

Other perishable food products include various other fruit, such as tomatoes, papayas, and pineapples.  The majority of our other perishable food sales are generated from tomatoes and papayas.  Tomatoes are primarily handled on a consigned basis, while papayas are handled on a pooling basis, generally at a fixed fee per papaya delivered.  Sales of our diversified Fresh products generally experience fluctuations related to seasonality.  We believe our efforts in distributing our other various types of fruit complement our offerings of avocados.

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

We utilize ultra-high pressure technology equipment, which is designed to protect and safeguard our avocado and guacamole products without the need of preservatives.  Using high pressure only, this procedure substantially destroys the cells of any bacteria that could lead to spoilage, food safety, or oxidation issues.  Once the procedure is complete, our packaged guacamole is cased and shipped to various retail, club, and food service customers throughout the markets we service in the U.S and abroad.  By fiscal year 2010, we had two ultra-high pressure machines into service.  These machines, which are located in Uruapan, pressurize all guacamole product lines, including all frozen products, which begun in fiscal 2010.  A 3rd ultra-high pressure machine, with a larger capacity, was put into service during our first fiscal quarter of 2012. We estimate that our actual capacity utilization for all three ultra-high pressure machines for fiscal 2016 to be approximately 90%.  In fiscal 2017, we expect to use a qualified co-packer to produce several of our retail and foodservice products. This co-packer will also use ultra-high pressure technology, similar to our existing production, and will be overseen by certain Calavo personnel.  We expect our selling capacity to increase materially through the use of this co-packer.  Net sales of our ultra-high pressure (fresh refrigerated) products, typically sold to retail customers, represented approximately 50% and 48% of total guacamole products within the Calavo Foods segment sales for the years ended October 31, 2016 and 2015.

Sales in the U.S. and Canada are made principally through a commissioned nationwide broker network, which is supported by our regional sales managers.  We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, strategically located warehouses, and market relationships.  During fiscal year 2016, our 5 and 25 largest processed product customers represented approximately 3% and 6% of our total consolidated revenues.  During fiscal year 2015, our 5 and 25 largest processed product customers represented approximately 3% and 5% of our total consolidated revenues.  During fiscal years 2016, 2015 and 2014 none of our processed product customers represented more than 10% of total consolidated revenues.

RFG

Acquired in June of 2011, Renaissance Food Group, LLC (RFG) is a leader in the fast-growing refrigerated fresh packaged foods category.  RFG produces, markets, and distributes nationally a portfolio of healthy, high quality fresh packaged food products for consumers via the retail channel, including national and regional supermarkets, club stores, mass merchandisers, convenience stores, and specialty/natural retailers.  As a leader in refrigerated fresh packaged foods, RFG utilizes a network of company-operated and independently-operated USDA and organic certified fresh food facilities strategically located across the U.S.  These facilities allow RFG to offer national retailers high quality, refrigerated fresh foods that can be delivered within hours from time of production.  Consumer demand is high for quality refrigerated fresh packaged foods and RFG’s speed to market, product innovation and broad product range positions the Company well to serve retailers addressing this consumer trend.  RFG products include fresh prepared fruit and vegetables, fresh prepared entrée salads, wraps, sandwiches and fresh snacking products as well as ready-to-heat entrees and other hot bar and behind-the-deli glass meal and salad kits.  RFG products are marketed under the Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials as well as store-brand, private label programs. Backed by Calavo’s resources, the business unit continues to expand its footprint in the retail grocery channel During fiscal year 2016, our 5 and 25 largest RFG product customers represented approximately 25% and 36% of our total consolidated revenues.  During fiscal year 2015, our 5 and 25 largest RFG product customers represented approximately 23% and 33% of our total consolidated revenues.  During fiscal year 2016, RFG had one customer that represented more than 10% of total consolidated revenues.  During fiscal years 2015 and 2014, none of our RFG product customers represented more than 10% of total consolidated revenues.

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

Non-California sourced avocados and other perishable food products often require working capital to finance the payment of advances to suppliers and collection of accounts receivable.  These working capital needs are also financed through the use of operating cash flows and bank borrowings.

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

Research and Development

Prior to the acquisition of RFG, we did not undertake significant research and development efforts. Research and development programs, if any, were limited to the continuous process of refining and developing new techniques to enhance the effectiveness and efficiency of our Calavo Foods operations and the handling, ripening, storage, and packing of fresh avocados.  With the acquisition of RFG, however, we have increased research and development for new and improved products which is driven by customer requests, changes in product specifications, customer and market research and/or innovative ideas generated by our own team of experts with food processing and culinary backgrounds.  We solicit customer and supplier input, review process and product trends and conduct sensory and shelf life testing, all to expand the category and drive new sales for our customers. In fiscal year 2014, with the consolidation of FreshRealm, we had an increased emphasis on research and development.  Much of the research and development for FreshRealm was on a re-usable shipping container, which includes designing and the testing of prototypes, testing packing efficiency, gathering consumer feedback, thermal research, and testing the longevity and reusability of the containers.  We deconsolidated FreshRealm in the third quarter of fiscal 2014.  Research and development costs are charged to expense when incurred.  Total research and development costs for fiscal years 2016 and 2015 were insignificant. Total research and development costs for fiscal years 2014 were approximately $0.8 million.

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

Employees

As of October 31, 2016, we had 2,096 employees, of which 681 were located in the United States and 1,415 were located in Mexico.  We do not have a significant number of United States employees covered by a collective bargaining agreement.  Approximately 1,250 of Calavo's Mexican employees are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage.

The following is a summary of the number of "salaried" and "hourly" employees as of October 31, 2016.

Location	Salaried	Hourly	Total
United States	198	483	681
Mexico	167	1,248	1,415
TOTAL	365	1,731	2,096

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

We conduct a substantial amount of business with growers and customers who are located outside the United States.  We purchase avocados from foreign growers and packers, sell fresh avocados and processed avocado products to foreign customers, and operate a packinghouse and a processing plant in Mexico.  In the most recent years, there has been an increase in organized crime in Mexico.  This has not had a significant impact on our operations, but this does increase the risk of doing business in Mexico.   We are also subject to regulations imposed by the Mexican government, and also to examinations by the Mexican tax authorities.  Significant changes to these government regulations and to assessments by the Mexican tax authorities can have a negative impact on our operations and operating results in Mexico.  For additional information about our Mexican sourced fruit, see the "Business" section included in this Annual Report.

Our current international operations are subject to a number of inherent risks, including:

•	Local economic and political conditions, including disruptions in supply, trading and capital markets;
•	Restrictive foreign governmental actions, such as restrictions on transfers of funds and trade protection measures, including export duties and quotas and customs duties and tariffs; and
•	Changes in legal or regulatory requirements affecting foreign investment, loans, taxes (including value-added taxes), imports, and exports.

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

The cost of paper is also significant to us because most of our products are packed in cardboard boxes. If the price of paper increases and we are not able to effectively pass these price increases along to our customers, then our operating income will decrease.

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

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis.

From time to time we may dispose of properties in transactions that are intended to qualify as tax deferred exchanges under Section 1031 (Section 1031 Exchanges). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable.  In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

The acquisition of other businesses could pose risks to our operating income.

We intend to review acquisition prospects that would complement our business.  While we are not currently a party to any agreement with respect to any acquisitions, we may acquire other businesses in the future.  Future acquisitions by us could result in accounting charges, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock.  Acquisitions entail numerous risks, including the integration of the acquired operations, diversion of management's attention to other business concerns, risks of entering markets in which we have limited prior experience, and the potential loss of key employees of acquired organizations.  We may be unable to successfully integrate businesses or the personnel of any business that might be acquired in the future, and our failure to do so could have a material adverse effect on our business and on the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters building from Limoneira Company (Limoneira) located in Santa Paula, California.  In addition, RFG leases their corporate office in Ranch Cordova, California.  We have numerous facilities throughout the United States, and three facilities in Mexico.  See the following table for a summary of our locations:

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

Opened in the first fiscal quarter of 2016, this facility ripens, sorts, packs and ships fresh avocados and stores and ships prepared guacamole. This facility also processes cut fruits and vegetables, salads, sandwiches, and wraps.  We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

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

Owned	Ciudad Guzman	Jalisco

Construction of this packinghouse was completed in the third fiscal quarter of 2016, and is expected to be operational in calendar 2017.  We believe that the annual capacity of this facility will be sufficient to process its forecasted annual production needs.

Item 3. Legal Proceedings

See Note 8 of our consolidated financial statements for further information.

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

Name	Age	Position
Lecil E. Cole	77	Chairman of the Board and Chief Executive Officer
Kenneth J. Catchot	53	Chief Operating Officer and President
B. John Lindeman	46	Chief Financial Officer and Corporate Secretary
Robert J. Wedin	67	Vice President, Sales and Fresh Marketing
Alan C. Ahmer	68	Vice President, Processed Product Sales and Production
Michael A. Browne	58	Vice President, Fresh Operations

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

Kenneth J. Catchot has served as our President and Chief Operating Officer since June 2015.  Mr. Catchot co-founded RFG in 2003 and has served as an officer of RFG since 2003. In January 2017, Mr. Catchot will resign as President and Chief Operating Officer.  Following Mr. Catchot’s resignation, Mr. Cole will serve as our President in addition to continuing to serve as our Chief Executive Officer and Chairman of the Board of Directors.

B. John Lindeman has served as our Chief Financial Officer and Corporate Secretary since August 2015. Prior to joining Calavo, Mr. Lindeman served as Managing Director at Sageworth Trust Company.  Prior to joining Sageworth, Mr. Lindeman served as Managing Director at Janney Montgomery Scott from August 2009 to March 2015.   Prior to joining Janney, Mr. Lindeman served as Managing Director at Stifel Nicolaus from December 2005 to August 2009 and as Principal at Legg Mason from October 1999 to December 2005.  Prior to joining Legg Mason, Mr. Lindeman was Manager at PricewaterhouseCoopers LLP.

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

Fiscal 2016	High	Low
First Quarter	$56.58	$48.12
Second Quarter	$57.54	$47.64
Third Quarter	$67.43	$55.10
Fourth Quarter	$69.78	$58.78

Fiscal 2015	High	Low
First Quarter	$48.73	$38.83
Second Quarter	$52.85	$39.46
Third Quarter	$56.67	$49.95
Fourth Quarter	$60.50	$44.09

     As of November 30, 2016, there were approximately 854 stockholders of record of our common stock, which includes shareholders whose shares were held in brokerage firms, depositories and other institutional firms in “street name”.

Dividend Policy

Our dividend policy is to provide for an annual dividend payment, as determined by the Board of Directors.  We anticipate paying dividends in the first quarter of our fiscal year.

On December 8, 2016, we paid a $0.90 per share dividend in the aggregate amount of $15.7 million to shareholders of record on November 17, 2016.

On December 8, 2015, we paid a $0.80 per share dividend in the aggregate amount of $13.9 million to shareholders of record on November 17, 2015.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following summary consolidated financial data (other than pounds information) for each of the years in the five-year period ended October 31, 2016, are derived from the audited consolidated financial statements of Calavo Growers, Inc.

Historical results are not necessarily indicative of results that may be expected in any future period.  The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto that are included elsewhere in this Annual Report.

	Fiscal Year Ended October 31,
	2016	2015	2014	2013	2012

	(In thousands, except per share data)
Income Statement Data: (1)(2)(5)(6)
Net sales	$935,679	$856,824	$782,510	$691,451	$551,119
Gross margin	107,534	85,227	71,228	59,448	60,665
Selling, general and administrative	46,440	41,558	36,605	33,485	32,714
Net income attributable to Calavo Growers, Inc.	38,022	27,199	97	(1,795)	15,802
Basic net income per share	$2.19	$1.57	$0.01	$(0.12)	$1.07
Diluted net income per share	$2.18	$1.57	$0.01	$(0.12)	$1.05
Balance Sheet Data as of End of Period:
Working capital	$25,612	$18,964	$22,047	$(3,252)	$1,287
Total assets	327,933	284,945	283,464	239,810	207,787
Accrued expenses	31,095	21,311	25,303	36,541	30,554
Current portion of long-term obligations	138	2,206	5,099	5,258	5,416
Long-term obligations, less current portion	445	586	2,791	7,792	13,039
Shareholders' equity	215,069	185,982	179,406	119,093	102,719
Cash Flows Provided by (Used in):
Operations	$61,968	$37,283	$24,547	$13,712	$22,011
Investing(2)(4)	(21,731)	(21,054)	(21,753)	(7,746)	(7,449)
Financing(4)	(33,566)	(15,802)	(4,069)	(5,050)	(10,233)
Other Data:
Cash dividends declared per share	$0.90	$0.80	$0.75	$0.70	$0.65
Net book value per share	$12.33	$10.70	$10.37	$7.58	$6.90
Pounds of California avocados sold	109,545	75,538	74,438	141,400	127,145
Pounds of non-California avocados sold	278,200	312,710	258,940	218,244	174,995
Pounds of processed avocados products sold	26,773	27,182	26,451	21,636	17,341

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

(2)

In May 2014, we deconsolidated FreshRealm (see above). We recorded a gain on the deconsolidation of FreshRealm of $12.6 million, which has been recorded on the face of the income statement as other income.  In September 2016, we contributed an additional $1.6 million as an investment in FreshRealm.  Our total investment of $19.4 million in FreshRealm has been recorded as investment in unconsolidated subsidiaries on our balance sheet.

(3)

In July 2015, Calavo Growers de Mexico entered into a Shareholder Agreement with Belo a Mexican Company owned by Agricola Belher, and Don Memo. Don Memo, a Mexican corporation created in July 2013, is engaged in the business of owning and improving land in Jalisco, Mexico for the growing of tomatoes and other produce and the sale and distribution of tomatoes and other produce.  In fiscal 2013, 2015 and 2016, we contributed $1.0 million, $1.0 million and $2.3 million as investments in Don Memo.  In fiscal 2014 and 2015, we advanced $3.2 million and $0.8 million. These monies totaling $4.0 million, effectively a bridge loan, were repaid in the first quarter of fiscal 2016. We had recorded such loans in prepaids and other current assets.

(4)

Cost of Sales for fiscal 2014, 2013, and 2012 include non-cash compensation expense related to the acquisition of RFG totaling $1.8 million, $0.7 million, and an insignificant amount.  These non-cash expenses will not continue into fiscal 2015 nor beyond.

(5)

Selling, General, and Administrative expenses for fiscal 2014, 2013 and 2012 include non-cash compensation expense related to the acquisition of RFG totaling $0.7 million, $0.3 million, and an insignificant amount.  These non-cash expenses will not continue into the future.

(6)

Included in accrued liabilities as of October 31, 2013 and 2012 is a non-cash, contingent consideration liability totaling $15.6 million and $11.2 million related to the acquisition of RFG.  This liability resolved during fiscal 2014 and will not continue in the future.

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

Our Fresh products business grades, sizes, packs, cools, and ripens (if desired) avocados for delivery to our customers.  During fiscal 2016, we operated two packinghouses and four operating and distributing facilities that handle avocados across the United States. These packinghouses handled approximately 28% of the California avocado crop during the 2016 fiscal year, based on data obtained from the California Avocado Commission.  Our operating results are highly dependent on the volume of avocados delivered to our packinghouses, as a significant portion of our costs are fixed.  Our strategy calls for continued efforts to retain and recruit growers that meet our business model.  Additionally, our Fresh products business also procures avocados grown in Mexico, as well as other various perishable foods, including tomatoes and papayas.  Based on our estimates, we handled approximately 16% of the Mexican avocado crop bound for the United States market and approximately 7% of the avocados exported from Mexico to countries outside of North America during the 2015-2016 Mexican season through the operation of our packinghouse in Mexico and fruit purchased from co-packers. Our strategy is to increase our market share of currently sourced avocados to help meet anticipated demand. We believe our diversified avocado sources provide a level of supply stability that may, over time, help solidify the demand for avocados among consumers in the United States and elsewhere in the world.  We believe our efforts in distributing our other various perishable foods, such as those mentioned above, complement our offerings of avocados.  From time to time, we continue to explore distribution of other crops that provide reasonable returns to the business.

Our Calavo Foods business procures avocados, processes avocados into a wide variety of guacamole products, and distributes the processed product to our customers.  All of our prepared avocado products shipped to North America are “cold pasteurized” and include both frozen and fresh guacamole.  Due to the long shelf-life of our frozen guacamole and the purity of our fresh guacamole, we believe that we are well positioned to address the diverse taste and needs of today’s customers.  Additionally, we also prepare various fresh salsa products.  Our Calavo Foods segment maintains relationships with foodservice companies and food retailers.  We continue to seek to expand our relationships with major foodservice companies and food retailers and develop alliances that will allow our products to reach a larger percentage of the marketplace.

Net sales of frozen products represented approximately 50% and 52% of total processed segment sales for the years ended October 31, 2016 and 2015.  Net sales of our refrigerated products represented approximately 50% and 48% of total processed segment sales for the years ended October 31, 2016 and 2015.

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

Recent Developments

Dividend Payment

On September 27, 2016, the Company declared a $0.90 per share cash dividend to shareholders of record on November 17, 2016.  On December 8, 2016, the Company paid this cash dividend which totaled $15.7 million.

Houston and Jacksonville Facilities

    In fiscal 2016, we expanded and refurbished our plant facilities in Houston, TX and Jacksonville, FL to add additional production capacity and in-plant capabilities. We invested approximately $7.3 million into the Houston facility and $13.3 million into the Jacksonville facility.

Mexico tax audits

      We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in Mexico and the United States.  During our third quarter of fiscal 2016, our wholly-owned subsidiary, Calavo de Mexico (“CDM”), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (“MFM”) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary.  MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (“VAT”).  During our fourth fiscal quarter of 2016, we provided a written rebuttal to MFM’s preliminary observations   and requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman) so that a full discussion of the case between us, the MFM and the PRODECON can occur and so that, as appropriate, the MFM can reconsider their findings.  Note that until such discussion occurs, the normal period during which the MFM would issue its final assessment (previously expected no later February 2017) has been suspended.  Though a formal meeting date has not yet been determined, the discussion between us, the MFM and the PRODECON is expected to start in calendar 2017.

    Additionally, we also received notice from Mexico's Federal Tax Administration Service, Servicio de Administracion Tributaria (SAT), that our wholly-owned Mexican subsidiary, Calavo de Mexico, is currently under examination related to fiscal year 2013.  Under Mexican law, the SAT has until approximately March 2017 to complete their review.   In conjunction with their examination, the SAT has requested information though no formal findings have yet been received.

    We believe that the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial position.

From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate all of our estimates, including those related to the areas of customer and grower receivables, inventories, useful lives of property, plant and equipment, promotional allowances, income taxes, retirement benefits, and commitments and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Additionally, we frequently engage third party valuation experts to assist us with estimates described below.  Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods.

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

Goodwill and acquired intangible assets.  Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment.  Goodwill impairment testing is a two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units.  The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.  We performed our annual assessment of goodwill and determined that no impairment existed as of October 31, 2016.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of income, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,
	2016	2015	2014

Net sales	100%	100%	100%
Gross margins	11.5%	9.9%	9.1%
Selling, general and administrative	5.0%	4.9%	4.7%
Contingent consideration related to RFG acquisition	0.0%	0.0%	6.5%
Operating income	6.5%	5.1%	(2.1)%
Interest income	0.0%	0.0%	0.0%
Interest expense	(0.1)%	(0.1)%	(0.1)%
Other income, net	0.0%	0.0%	0.1%
Net income	4.1%	3.2%	0.0%

Net Sales

We believe that the fundamentals for our products continue to be favorable.  Firstly, United States (U.S.) avocado demand continues to grow, with per capita use in 2015/16 reaching 6.9 pounds per person, up 7 percent from the previous year, and approximately double the estimate of a decade ago. We believe that the healthy eating trend that has been developing in the United States contributes to such growth, as avocados, which are cholesterol and sodium free, are dense in fiber, vitamin B6, antioxidants, potassium, folate, and contain unsaturated fat, which help lower cholesterol.  Also, a growing number of research studies seem to suggest that phytonutrients, which avocados are rich in, help fight chronic illnesses, such as heart disease and cancer.

Additionally, we believe that the demographic changes in the U.S. will impact the consumption of avocados and avocado-based products.  The Hispanic community currently accounts for approximately 18% of the U.S. population, and the total number of Hispanics is estimated to double by the year 2050.  Avocados are considered a staple item purchased by Hispanic consumers, as the per-capita avocado consumption in Mexico is significantly higher than that of the U.S.

We anticipate avocado products will further penetrate the United States marketplace driven by year-round availability of fresh avocados due to imports, a rapidly growing Hispanic population, and the promotion of the health benefits of avocados.  As one of the largest marketers of avocado products in the United States, we believe that we are well positioned to leverage this trend and to grow our Fresh products and Calavo Foods segments of our business.  Additionally, we also believe that avocados and avocado based products will further penetrate other marketplaces that we currently operate in, as interest in avocados continues to expand.

In October 2002, the USDA announced the creation of a Hass Avocado Board to promote the sale of Hass variety avocados in the U.S. marketplace.  This board provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace.  The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales.  We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our avocado businesses.  During fiscal 2016, 2015 and 2014, on behalf of avocado growers, we remitted approximately $2.4 million, $1.7 million and $1.7 million to the California Avocado Commission.  During fiscal 2016, 2015 and 2014, we remitted approximately $8.2 million, $8.3 million and $7.1 million to the Hass Avocado Board related to avocados.

We also believe that our diversified fresh products, primarily tomatoes and papayas, are positioned for future growth.

The tomato is the fourth most popular fresh-market vegetable (though a fruit scientifically speaking, tomatoes are more commonly considered a vegetable)  behind potatoes, lettuce, and onions in the United States. Although stabilizing in the first decade of the 2000s, annual average fresh-market tomato consumption remains well above that of the previous decade. Over the past few decades, per capita use of tomatoes has been on the rise due to the enduring popularity of salads, salad bars, and submarine sandwiches. Perhaps of greater importance has been the introduction of improved and new tomato varieties, heightened consumer interest in a wider range of tomatoes, a surge of new immigrants who eat vegetable-intensive diets, and expanding national emphasis on health and nutrition.

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

Additionally, through the acquisition of RFG, we substantially expanded and accelerated the Company’s presence in the fast-growing refrigerated fresh packaged foods category through an array of retail product lines for produce, deli, and foodservice departments.  RFG products include fresh prepared fruit and vegetables, fresh prepared entrée salads, wraps, sandwiches and fresh snacking products as well as ready-to-heat entrees and other hot bar and behind-the-deli glass meal and salad kits.  RFG products are marketed under the Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials as well as store-brand, private label programs.

The following tables set forth sales by product category and sales incentives, by segment (dollars in thousands):

	Year ended October 31, 2016				Year ended October 31, 2015
	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$493,440	$—	$—	$493,440	$471,178	$—	$—	$471,178
Tomatoes	35,981	—	—	35,981	18,681	—	—	18,681
Papayas	9,514	—	—	9,514	9,485	—	—	9,485
Pineapples	1,060	—	—	1,060	2,397	—	—	2,397
Other fresh products	536	—	—	536	442	—	—	442
Food service	—	50,716	—	50,716	—	49,212	—	49,212
Retail and club	—	23,216	336,989	360,205	—	22,736	296,697	319,433
Total gross sales	540,531	73,932	336,989	951,452	502,183	71,948	296,697	870,828
Less sales incentives	(1,844)	(10,438)	(3,491)	(15,773)	(1,472)	(9,792)	(2,740)	(14,004)
Net sales	$538,687	$63,494	$333,498	$935,679	$500,711	$62,156	$293,957	$856,824

	Year ended October 31, 2015				Year ended October 31, 2014
	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$471,178	$—	$—	$471,178	$433,581	$—	$—	$433,581
Tomatoes	18,681	—	—	18,681	19,705	—	—	19,705
Papayas	9,485	—	—	9,485	12,619	—	—	12,619
Pineapples	2,397	—	—	2,397	5,086	—	—	5,086
Other fresh products	442	—	—	442	1,037	—	—	1,037
Food service	—	49,212	—	49,212	—	48,085	—	48,085
Retail and club	—	22,736	296,697	319,433	—	22,334	255,074	277,408
Total gross sales	502,183	71,948	296,697	870,828	472,028	70,419	255,074	797,521
Less sales incentives	(1,472)	(9,792)	(2,740)	(14,004)	(1,079)	(11,140)	(2,792)	(15,011)
Net sales	$500,711	$62,156	$293,957	$856,824	$470,949	$59,279	$252,282	$782,510

Net sales to third parties by segment exclude inter-segment sales and cost of sales.  For fiscal year 2016, 2015 and 2014, inter-segment sales and cost of sales of $4.3 million, $1.5 million and $2.2 million between Fresh products and RFG were eliminated. For fiscal year 2016, 2015 and 2014, inter-segment sales and cost of sales of $2.7 million, $1.9 million and $1.7 million between Calavo Foods and RFG were eliminated.

The following table summarizes our net sales by business segment:

	2016	Change	2015	Change	2014
(in thousands)
	(Dollars in thousands)
Net sales:
Fresh products	$538,687	7.6%	$500,711	6.3%	$470,949
Calavo Foods	63,494	2.2%	62,156	4.9%	59,279
RFG	333,498	13.5%	293,957	16.5%	252,282
Total net sales	$935,679	9.2%	$856,824	9.5%	$782,510

As a percentage of net sales:
Fresh products	57.6%		58.4%		60.2%
Calavo Foods	6.8%		7.3%		7.6%
RFG	35.6%		34.3%		32.2%
	100%		100%		100%

Summary

Net sales for the year ended October 31, 2016, compared to 2015, increased by $78.9 million, or 9.2%.  The increase in sales, when compared to the same corresponding prior year periods, is related to growth from all segments.

For fiscal year 2016, our largest percentage increase in sales was RFG, followed by our Fresh products segment and our Calavo Foods segment, as shown above.  Our increase in RFG sales was due primarily to increased sales from fresh prepared food and fresh-cut fruit and vegetable products.  Our increase in Fresh product sales was due primarily to increased sales of California avocados and tomatoes, partially offset by decreased sales of Mexican avocados. We experienced an increase in our Calavo Foods segment during fiscal year 2016, which was due primarily to an increase in the sales of our salsa products.  See discussion below for further details.

All three segments of our business are subject to seasonal trends which can impact the volume and/or quality of fruit sourced in any particular quarter.

Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company.  All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Fiscal 2016 vs. Fiscal 2015:

Net sales delivered by the Fresh products business increased by approximately $38.0 million, or 7.6%, for the year ended October 31, 2016, when compared to fiscal 2015.  As discussed above, this increase in Fresh product sales during fiscal 2016 was primarily related to increased sales of California avocados and tomatoes, partially offset by decreased sales of Mexican avocados. See details below.

Sales of California sourced avocados increased $50.0 million, or 50.6%, for the year ended October 31, 2016, when compared to the same prior year period.  The increase in California sourced avocados was primarily due to an increase of 34.0 million pounds of avocados sold, or 45.0%. We attribute most of this increase in volume to the larger California avocado crop in fiscal 2016, compared to the same prior year period. In addition to this increase in pounds sold, is an increase in the sales price per carton.  The sales price per carton for California sourced avocados increased by approximately 3.9%.  We attribute much of this change in price to a lower overall supply of avocados in the market during the fourth quarter of fiscal 2016.

Sales of tomatoes increased to $36.0 million for the year ended October 31, 2016, compared to $18.7 million for the same period for fiscal 2015.  The increase in sales of tomatoes is due to an increase in cartons sold of approximately 1.1 million cartons or 62.9%.  In addition, tomatoes experienced an increase in the sales price per carton of approximately 18.2%, most notable during our fiscal first quarter, primarily resulting from a change in weather patterns.

Partially offsetting these increases was a decrease in sales of Mexican sourced avocados, which decreased $22.6 million, or 6.2%, for the year ended October 31, 2016, when compared to the same prior year period.  The decrease in Mexican sourced avocados was primarily due to a decrease in pounds sold of Mexican sourced avocados, which decreased approximately 26.7 million pounds or 8.8%. This decrease is primarily due to supply disruptions in July and October which stalled the harvesting of avocados for the entire industry.

Sales of Peruvian sourced avocados decreased $5.4 million for the year ended October 31, 2016, compared to the same period for fiscal 2015.  We chose not to sell Peruvian sourced avocados in fiscal 2016.

We anticipate that sales volume of California grown avocados will decrease in fiscal 2017, due to a smaller expected California avocado crop.  We anticipate that sales of Mexican grown avocados will increase in fiscal 2017, when compared to the same prior year period.

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

Calavo Foods

Fiscal 2016 vs. Fiscal 2015:

Sales for Calavo Foods for the year ended October 31, 2016, when compared to the same period for fiscal 2015, increased $1.3 million, or 2.2%.  This increase is primarily due to an increase in sales of salsa products of approximately $1.4 million, or 66.8%, for the year ended October 31, 2016, when compared to the same prior year period. The increase in sales of salsa was primarily related to an increase in overall pounds sold.

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

RFG

Fiscal 2016 vs. Fiscal 2015:

Sales for RFG for the year ended October 31, 2016, when compared to the same period for fiscal 2015, increased $39.5 million, or 13.5%.  This increase is due primarily to increased sales from fresh prepared food and fresh-cut fruit and vegetable products. The overall increase in sales is primarily due to an increase in sales volume, which we believe results from an increase in demand for the variety of innovative and convenient products that we offer, as well as our ability to expand retail relationships by providing high-quality, fresh foods solutions from our growing national production footprint.

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

Gross Margins

The following table summarizes our gross margins and gross margin percentages by business segment:

	2016	Change	2015	Change	2014

	(Dollars in thousands)
Gross Margins:
Fresh products	$57,997	56.5%	$37,064	2.6%	$36,129
Calavo Foods	22,448	9.4%	20,511	57.7%	13,010
RFG	27,089	(2.0)%	27,652	25.2%	22,089
Total gross margins	$107,534	26.2%	$85,227	19.7%	$71,228

Gross margin percentages:
Fresh products	10.8%		7.4%		7.7%
Calavo Foods	35.4%		33.0%		21.9%
RFG	8.1%		9.4%		8.8%
Consolidated	11.5%		9.9%		9.1%

Summary

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold.  Gross margins increased by approximately $22.3 million, or 26.2%, for the year ended October 31, 2016, when compared to the same period for fiscal 2015.  These increases were attributable to gross margin increases across the Fresh products and Calavo Foods segments, partially offset by a decrease in our RFG segment.

Note that RFG’s Cost of Sales for fiscal 2014, includes a non-cash compensation expense related to the sale/acquisition of RFG totaling $1.8 million.

Fresh products

Fiscal 2016 vs. Fiscal 2015:

During fiscal 2016, as compared to the same prior year period, the increase in our Fresh products segment gross margin percentage was the result of increased margins for Californian and Mexican sourced avocados. For the year ended October 31, 2016, compared to the same prior year period, the gross margin percentage for California sourced avocados increased from a loss of -1.6% in 2015 to a margin of 9.0% in 2016.  For fiscal 2016, we were able to effectively manage our fruit costs during select periods within the year and better leverage our fixed handling costs. For the year ended October 31, 2016, compared to the same prior year period, the gross margin percentage for Mexican sourced avocados increased from 9.6% in 2015 to 11.7% in 2016.  For fiscal 2016, we were able to manage fruit cost for Mexican sourced avocados effectively. In addition, the U.S. Dollar to Mexican Peso exchange rate continued to strengthen in fiscal 2016. Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products segment.

The gross margin and/or gross profit percentage for consignment sales are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers.  The gross margin we earn is generally based on a commission agreed to with each party, which usually is a percent of the overall selling price.  Although we generally do not take legal title to such products prior to sale, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and pricing risk) that are consistent with acting as a principal in the transaction.  Accordingly, our results of operations include sales and cost of sales from the sale of products procured under consignment arrangements. For the year ended October 31, 2016 we generated gross margins of $4.2 million from consigned tomato sales, up 107% from $2.0 million in the corresponding prior year period. This improvement in tomato gross margins, is due to an overall increase in tomato sales, which increased $17.3 million for the year ended October 31, 2016, compared to the same period for fiscal 2015.  The increase in sales of tomatoes is due to an increase in cartons sold of approximately 1.1 million cartons or 62.9%. In addition, tomatoes experienced an increase in the sales price per carton of approximately 18.2%, most notable during our fiscal first quarter, primarily resulting from a change in weather patterns.  Gross margins of Peruvian sourced avocados decreased $0.5 million for the year ended October 31, 2016, compared to the same period for fiscal 2015.  We chose not sell Peruvian sourced avocados in fiscal 2016.

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

Calavo Foods

Fiscal 2016 vs. Fiscal 2015:

The Calavo Foods segment gross margin percentage during our year ended October 31, 2016 increased to 35.4%, compared to the same prior year period gross margin percentage of 33.0%.  This increase was primarily due to (i) lower guacamole production costs resulting from the U.S. Dollar to Mexican Peso exchange rate strengthening by approximately 18% for the year ended October 31, 2016, as compared to the same period year period and (ii) lower salsa production costs.  Note that any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Calavo Foods segments.

Fiscal 2015 vs. Fiscal 2014:

The Calavo Foods segment gross margin percentage during our year ended October 31, 2015, when compared to the same prior year period, increased primarily due to a decrease in fruit costs. Fruit costs decreased during our year ended October 31, 2015, by approximately 36.1%. In addition, the U.S. Dollar to Mexican Peso exchange rate strengthened for the year ended October 31, 2015, as compared to the same period year period.   Note that any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Calavo Foods segments

RFG

Fiscal 2016 vs. Fiscal 2015:

RFG’s decreased gross margin percentage for the year ended October 31, 2016, is due in part to the lingering effects of adverse weather conditions (related to El Nino) that impacted certain fruit and vegetable growing regions and caused reduced raw material availability, increased raw material prices, and reduced processing yields in our first fiscal quarter of 2016 and to a lesser extent in our second fiscal quarter of 2016. Similar to the Calavo Foods segment, RFG often has agreed upon pricing with many of their customers. Note that any significant fluctuation in raw material availability, price and/or quality may have a material impact on future gross margins for our RFG segment.

RFG invested throughout fiscal year 2016 by expanding its production facilities and adding capabilities to meet growing customer demand. Certain expenses associated with the start-up and initial optimization of those facilities temporarily reduced gross margin percentage in the year ended October 31, 2016.

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

Selling, General and Administrative

	2016	Change	2015	Change	2014
	(Dollars in thousands)
Selling, general and administrative	$46,440	11.7%	$41,558	13.5%	$36,605
Percentage of net sales	5.0%		4.9%		4.7%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs.  Selling, general and administrative expenses increased $4.9 million, or 11.7%, for the year ended October 31, 2016, when compared to the same prior year period.  This increase was primarily related to higher corporate costs, including, but not limited to, general and administrative costs related to salaries (approximately $2.5 million), accrued management bonuses (approximately $1.3 million), insurance (approximately $0.6 million), depreciation (approximately $0.3 million), and employee benefits (approximately $0.2 million), partially offset by a decreases in administration fees (approximately $0.4 million) and legal fees (approximately $0.2 million).

Selling, general and administrative expenses increased $5.0 million, or 13.5%, for the year ended October 31, 2015, when compared to the same prior year period.  This increase was primarily related to higher corporate costs, including, but not limited to, general and administrative costs related to salaries (approximately $1.7 million), stock-based compensation expense (approximately $1.4 million), a write-down of contingent consideration related to Salsa Lisa (approximately $0.5 million), legal/consulting fees (approximately $0.4 million), promotion and advertising (approximately $0.3 million), data processing (approximately $0.3 million), consulting fees (approximately $0.3 million), workers compensation (approximately $0.3 million), employee benefits (approximately $0.2 million), and other admin fees (approximately $0.2 million), partially offset by a decrease in the start-up operations of FreshRealm (approximately $1.0 million) and accrued management bonuses (approximately $0.6 million).

Contingent Consideration Related to RFG Acquisition

	2016	Change		2015	Change		2014
	(Dollars in thousands)
Contingent Consideration Related to RFG Acquisition	$—	NM	%	$—	NM	%	$51,082
Percentage of net sales	—%			—%			6.5%

RFG’s former owners received the maximum earn-out payment permitted pursuant to the acquisition agreement in fiscal 2014. This caused the significant increase in contingent consideration for fiscal 2014.  There was no contingent consideration expense for fiscal year 2016 and 2015. There will be no future expenses related to this acquisition. See the 2014 fiscal year Consolidated Financial Statement for more information.

Interest Income

	2016	Change	2015	Change	2014
	(Dollars in thousands)
Interest income	$132	71.4%	$77	(66.2)%	$228
Percentage of net sales	—%		—%		—%

Interest income was primarily generated from our loans to growers.  The increase in interest income in fiscal 2016 as compared to 2015 is due to the borrowings by California avocado growers increasing in the current year compared to the prior year.

The decrease in interest income in fiscal 2015 as compared to 2014 is due to the borrowings by California avocado growers decreasing in the current year compared to the prior year.

Interest Expense

	2016	Change	2015	Change	2014
	(Dollars in thousands)
Interest expense	$756	(8.9)%	$830	(15.6)%	$983
Percentage of net sales	0.1%		0.1%		0.1%

Interest expense is primarily generated from our line of credit borrowings, as well as our term loan agreements with Farm Credit West, PCA (FCW) and Bank of America, N.A. (BoA). For fiscal 2016, as compared to fiscal 2015, the decrease in interest expense was primarily related to the payoff of our term loans with FCW and BoA, and the lower average outstanding balance on our non-collateralized, revolving credit facility.

For fiscal 2015, as compared to fiscal 2014, the decrease in interest expense was primarily related to a lower average outstanding balance on our non-collateralized, revolving credit facilities.

Other Income, Net

	2016	Change	2015	Change	2014
	(Dollars in thousands)
Other income, net	$428	2.6%	$417	(11.8)%	$473
Percentage of net sales	0.0%		0.0%		0.1%

Other income, net includes dividend income, as well as certain other transactions that are outside of the normal course of operations.  Other Income stayed relatively consistent in fiscal 2016 compared to fiscal 2015 and 2014.  During fiscal 2016, 2015 and 2014, we received $0.3 million as dividend income from Limoneira.

Provision (benefit) for Income Taxes

	2016	Change	2015	Change		2014
	(Dollars in thousands)
Provision (benefit) for income taxes	$21,869	35.9%	$16,093	NM	%	$(3,916)
Effective tax rate	36.3%		37.2%			(94.8)%

For fiscal year 2016, our provision for income taxes was $21.9 million, as compared to $16.1 million recorded for the comparable prior year period.

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

Net (income) loss attributable to noncontrolling interest

	2016	Change		2015	Change	2014
	(Dollars in thousands)
Net (income) loss attributable to noncontrolling interest	$(437)	NM	%	$-	(100.0)%	$312
Percentage of net sales	0.0%			0.0%		0.0%

      The noncontrolling interest for Salsa Lisa is recorded at the greater of the noncontrolling interest balance adjusted for the attribution of loss or the amount redeemable pursuant to the buyout process contained in the amended and restated limited liability company agreement of Calavo Salsa Lisa LLC. For fiscal 2016, we recorded an adjustment of $486,000 to increase the noncontrolling interest balance to the currently expected redeemable amount of $771,000. This adjustment has been included in net loss attributed to noncontrolling interest. See Note 2 in our consolidated financial statements for further information.

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2016.  The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with our audited consolidated financial statements included in this Annual Report.  In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results.  Historically, we receive and sell a substantially smaller volume of California avocados in our first fiscal quarter.

	Three months ended
	Oct. 31, 2016	July 31, 2016	Apr. 30, 2016	Jan. 31, 2016	Oct. 31, 2015	July 31, 2015	Apr. 30, 2015	Jan. 31, 2015
	(in thousands, except per share amounts)
Statement of Operations Data
Net sales	$ 247,655	$ 263,146	$ 220,303	$ 204,575	$ 207,994	$ 232,450	$ 221,589	$ 194,791
Cost of sales	220,570	230,502	193,496	183,577	187,825	208,172	198,614	176,986
Gross margin	27,085	32,644	26,807	20,998	20,169	24,278	22,975	17,805
Selling, general and administrative	11,574	12,287	11,658	10,921	11,442	10,620	9,986	9,510
Operating income	15,511	20,357	15,149	10,077	8,727	13,658	12,989	8,295
Other income (expense), net	(553)	(325)	88	24	(237)	(107)	73	(106)
Income before provision for income taxes	14,958	20,032	15,237	10,101	8,490	13,551	13,062	8,189
Provision for income taxes	5,260	7,323	5,561	3,725	3,703	4,910	4,590	2,890
Net income	9,698	12,709	9,676	6,376	4,787	8,641	8,472	5,299
Add: Net (income) loss-noncontrolling interest	(459)	36	13	(27)	-	-	-	-
Net income-Calavo Growers, Inc	$ 9,239	$ 12,745	$ 9,689	$ 6,349	$ 4,787	$ 8,641	$ 8,472	$ 5,299
Basic	$ 0.53	$ 0.73	$ 0.56	$ 0.37	$ 0.28	$ 0.50	$ 0.49	$ 0.31
Diluted	$ 0.53	$ 0.73	$ 0.56	$ 0.37	$ 0.28	$ 0.50	$ 0.49	$ 0.31
Number of shares used in per share computation:
Basic	17,355	17,351	17,348	17,322	17,307	17,301	17,300	17,295
Diluted	17,447	17,447	17,445	17,386	17,392	17,386	17,382	17,311

Liquidity and Capital Resources

Operating activities for fiscal 2016, 2015 and 2014 provided cash flows of $62.0 million, $37.3 million, and $24.5 million.  Fiscal year 2016 operating cash flows reflect our net income of $38.5 million, net increase of noncash charges (depreciation and amortization, income from unconsolidated entities, provision for losses on accounts receivable, interest on deferred compensation, excess  tax benefit from stock based compensation, deferred income taxes, and stock compensation expense) of $13.0 million and a net increase from changes in the non-cash components of our working capital accounts of approximately $10.5 million.

Fiscal year 2016 increases in operating cash flows, caused by working capital changes, includes an increase in payable to growers of $18.1 million, an increase in trade accounts payable and accrued expenses of $7.6 million, a decrease in income tax receivable of $6.2 million, an increase in deferred rent of $1.7 million, and a decrease in other assets of $0.6 million, partially offset by an increase in accounts receivable of $11.5 million, an increase in inventory of $5.5 million, an increase in prepaid expenses and other current assets of $5.1 million and an increase in advances to suppliers of $1.6 million.

The increase in payable to our growers primarily reflects an increase in fruit prices for Mexican fruit delivered in the month of October 2016, as compared to the month of October 2015. The increase in accounts payable and accrued expenses is primarily related to increase in fruit or other related cost, and an increase in our accrual for management incentives. The decrease in income tax receivable and the increase in income taxes payable primarily reflects the tax impact of the current year’s net income. The increase in deferred rent is due to the new lease in Jacksonville Florida. The decrease in other assets is primarily due to the collection of infrastructure through the settlement process of advances to our tomato growers Agricola Belher. The increase in our accounts receivable, as of October 31, 2016 when compared to October 31, 2015, primarily reflects higher sales recorded in the month of October 2016, as compared to October 2015. The increase in our inventory balance is primarily related to an increase in Mexico avocado inventory on hand at October 31, 2016 and higher fruit prices, as compared to the same prior year period. The net increase in our prepaid assets and other assets is due primarily to an increase in our Mexican IVA tax receivable in fiscal 2016. The increase in our advances to suppliers is primarily related to an increase in preseason advances to our grower Agricola Belher.

Cash used in investing activities was $21.7 million, $21.1 million, and $21.8 million for fiscal years 2016, 2015, and 2014.  Fiscal year 2016 cash flows used in investing activities include capital expenditures of $21.8 million of property, plant and equipment items for expansion projects in the RFG and Fresh products segments and an additional investment in Agricola Don Memo of $2.3 million, an additional investment in FreshRealm of $1.6 million, partially offset by proceeds received from the repayment of the loan to Agricola Don Memo of $4.0 million.

Cash used in financing activities was $33.6 million, $15.8 million and $4.1 million for fiscal years 2016, 2015 and 2014.  Cash used during fiscal year 2016 primarily related to the payment of a dividend of $13.9 million, payments on our credit facilities totaling $17.9 million, payments on long-term obligations of $2.2 million and deferred financing costs of $0.1 million, partially offset by the excess of the tax benefit of stock based compensation of $0.4 million and proceeds from the exercise of stock options of $0.1 million.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities.  Cash and cash equivalents as of October 31, 2016 and 2015 totaled $13.8 million and $7.2 million.  Our working capital at October 31, 2016 was $25.6 million, compared to $19.0 million at October 31, 2015.

We believe that cash flows from operations and the available Credit Facility will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for the next twelve months.  We will continue to evaluate grower recruitment opportunities, expanded relationships with retail and club customers, and exclusivity arrangements with food service companies to fuel growth in each of our business segments.  In June 2016, we entered into a new unsecured, revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West, as joint lead arranger. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases.  Total credit available under this new agreement is $80 million, and will expire in June 2021. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our current and past line of credit agreements the weighted-average interest rate was 1.9% and 1.7% at October 31, 2016 and 2015.  Under these credit facilities, we had $19.0 million and $36.9 million outstanding as October 31, 2016 and 2015.

    This new Credit Facility contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all such covenants at October 31, 2016.

The following table summarizes contractual obligations pursuant to which we are required to make cash payments.  The information is presented as of our fiscal year ended October 31, 2016:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (including interest)	$662	$162	$222	$202	$76
Revolving credit facilities	19,000	19,000	—	—	—
Defined benefit plan	195	33	66	66	30
Operating lease commitments	58,206	5,268	10,445	8,922	33,571
Total	$78,063	$24,463	$10,733	$9,190	$33,677

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

Recently Adopted Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU"), which amends the existing accounting standards for income taxes. The amendment required companies to report their deferred tax liabilities and deferred tax assets each as a single non-current item on their classified balance sheets. The Company elected to adopt the amendments in the first quarter of fiscal year 2016 and applied them prospectively to the current period presented, as permitted by the standard. The adoption of the amendments had no impact on the Company's net earnings or cash flow from operations for any period presented.

Recently Issued Accounting Standards

In March 2016, the FASB issued an ASU, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU will be effective for us beginning the first day of our 2017 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, result of operations and cash flows, but do not expect the adoption of this ASU to have a significant effect.

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

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt the amendments in the first quarter of fiscal 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are evaluating the impact of the adoption of this amended accounting standard on our financial condition, result of operations and cash flows, but we do not expect the adoption of this accounting standard to have a significant effect.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations.  All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes.  The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2016.

(All amounts in thousands)	Expected maturity date October 31,
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$13,842	$—	$—	$—	$—	$—	$13,842	$13,842
Accounts receivable (1)	70,101	—	—	—	—	—	70,101	70,101

Liabilities
Payable to growers (1)	$20,965	$—	$—	$—	$—	$—	$20,965	$20,965
Accounts payable (1)	22,447	—	—	—	—	—	22,447	22,447
Current borrowings pursuant to credit facilities (1)	19,000	—	—	—	—	—	19,000	19,000
Fixed-rate long-term obligations (2)	138	99	89	92	92	73	583	551

(1)

We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)

Fixed-rate long-term obligations bear interest rates ranging from 3.5% to 4.3% with a weighted-average interest rate of 2.3%.  We believe that loans with a similar risk profile would currently yield a return of 2.8%.  We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $18,000.

We were not a party to any derivative instruments during the fiscal year.  It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos.  Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates.  Management does, however, evaluate this opportunity from time to time.  Total foreign currency translation losses for fiscal years 2016, 2015, and 2014, net of gains, were $1.1 million, $1.8 million and $0.1 million.

Item 8. Financial Statements and Supplementary Data

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$13,842	$7,171
Accounts receivable, net of allowances of $2,063 (2016) $2,312 (2015)	70,101	58,606
Inventories, net	31,849	26,351
Prepaid expenses and other current assets	14,402	15,763
Advances to suppliers	4,425	2,820
Income taxes receivable	334	6,111
Total current assets	134,953	116,822
Property, plant, and equipment, net	87,837	69,448
Investment in Limoneira Company	34,036	27,415
Investment in unconsolidated entities	24,652	19,720
Deferred income taxes	14,944	19,277
Goodwill	18,262	18,262
Other assets	13,249	14,001
	$327,933	$284,945
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$20,965	$3,924
Trade accounts payable	22,447	19,600
Accrued expenses	31,095	21,311
Short-term borrowings	19,000	36,910
Dividend payable	15,696	13,907
Current portion of long-term obligations	138	2,206
Total current liabilities	109,341	97,858
Long-term liabilities:
Long-term obligations, less current portion	445	586
Deferred rent	2,307	—
Deferred income taxes	—	234
Total long-term liabilities	2,752	820
Commitments and contingencies
Noncontrolling interest, Calavo Salsa Lisa	771	285
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,440 (2016) and 17,384 (2015) shares issued and outstanding)	17	17
Additional paid-in capital	149,748	147,063
Accumulated other comprehensive income	6,544	2,419
Noncontrolling interest	962	1,011
Retained earnings	57,798	35,472
Total shareholders' equity	215,069	185,982
	$327,933	$284,945

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended October 31,
	2016	2015	2014

Net sales	$935,679	$856,824	$782,510
Cost of sales	828,145	771,597	711,282
Gross margin	107,534	85,227	71,228
Selling, general and administrative	46,440	41,558	36,605
Contingent consideration related to RFG acquisition	—	—	51,082
Operating income (loss)	61,094	43,669	(16,459)
Losses from unconsolidated entities	(570)	(41)	(12)
Interest income	132	77	228
Interest expense	(756)	(830)	(983)
Gain on deconsolidation of FreshRealm	—	—	12,622
Other income, net	428	417	473
Income (loss) before provision for income taxes	60,328	43,292	(4,131)
Provision (benefit) for income taxes	21,869	16,093	(3,916)
Net income (loss)	38,459	27,199	(215)
Less: Net (income) loss attributable to noncontrolling interest	(437)	—	312
Net income attributable to Calavo Growers, Inc.	$38,022	$27,199	$97

Calavo Growers, Inc.’s net income per share:
Basic	$2.19	$1.57	$0.01
Diluted	$2.18	$1.57	$0.01

Number of shares used in per share computation:
Basic	17,347	17,295	15,765
Diluted	17,431	17,363	17,220

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands)

	Year ended
	October 31,
	2016	2015	2014

Net income (loss)	$38,459	$27,199	$(215)
Other comprehensive income (loss), before tax:
Unrealized investment gains (losses) arising during period	6,621	(16,940)	(1,175)
Income tax benefit (expense) related to items of other comprehensive loss	(2,496)	6,646	474
Other comprehensive income (loss), net of tax	4,125	(10,294)	(701)
Comprehensive income (loss)	42,584	16,905	(916)
Less: Net (income) loss attributable to noncontrolling interest	(437)	—	312
Comprehensive income (loss) – Calavo Growers, Inc.	$42,147	$16,905	$(604)

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income	earnings	Interest	Total

Balance, October 31, 2013	15,720	15	70,790	13,414	35,054	(180)	119,093
Exercise of stock options and income tax benefit of $191	8	—	318	—	—	—	318
Stock compensation expense	—	—	727	—	—	—	727
Restricted stock issued	35	—	—	—	—	—	—
Issuance of stock related to RFG Contingent consideration and non-cash compensation	1,532	2	67,288	—	—	—	67,290
Unrealized loss on Limoneira investment, net	—	—	—	(701)	—	—	(701)
Dividend declared to shareholders	—	—	—	—	(12,971)	—	(12,971)
FreshRealm noncontrolling interest contribution	—	—	5,373	—	—	4,627	10,000
Deconsolidation of FreshRealm	—	—	—	—	—	(4,030)	(4,030)
Net loss attributable to FreshRealm	—	—	—	—	—	(417)	(417)
Net income attributable to Calavo Growers, Inc	—	—	—	—	97	—	97
Balance, October 31, 2014	17,295	17	144,496	12,713	22,180	—	179,406
Exercise of stock options and income tax benefit of $111	13	—	360	—	—	—	360
Stock compensation expense	—	—	2,108	—	—	—	2,108
Restricted stock issued	76	—	99	—	—	—	99
Unrealized loss on Limoneira investment, net	—	—	—	(10,294)	—	—	(10,294)
Dividend declared to shareholders	—	—	—	—	(13,907)	—	(13,907)
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	1,011	1,011
Net income attributable to Calavo Growers, Inc.	—	—	—	—	27,199	—	27,199
Balance, October 31, 2015	17,384	17	147,063	2,419	35,472	1,011	185,982
Exercise of stock options and income tax benefit of $447	5	—	551	—	—	—	551
Stock compensation expense	—	—	2,134	—	—	—	2,134
Restricted stock issued	51	—	—	—	—	—	—
Unrealized gain on Limoneira investment, net	—	—	—	4,125	—	—	4,125
Dividend declared to shareholders	—	—	—	—	(15,696)	—	(15,696)
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	(49)	(49)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	38,022	—	38,022
Balance, October 31, 2016	17,440	$17	$149,748	$6,544	$57,798	$962	$215,069

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2016	2015	2014

Cash Flows from Operating Activities:
Net income (loss)	$38,459	$27,199	$(215)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,812	8,038	6,926
Provision for losses on accounts receivable	47	75	154
Loss from unconsolidated entities	570	109	15
Interest on contingent consideration	—	—	37
Contingent consideration and non-cash compensation expense related to the acquisition of RFG	—	—	53,611
Contingent consideration related to acquisition of Salsa Lisa	—	15	(491)
Stock compensation expense	2,134	2,108	727
Gain on deconsolidation of FreshRealm	—	—	(12,622)
Loss on disposal of property, plant, and equipment	248	147	115
Excess tax benefit from stock-based compensation	(447)	—	—
Deferred income taxes	1,603	3,183	(15,076)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(11,542)	(2,063)	(1,712)
Inventories, net	(5,498)	4,713	(2,302)
Prepaid expenses and other current assets	(5,097)	(1,780)	(5,614)
Advances to suppliers	(1,605)	438	(45)
Income taxes receivable/payable	6,224	(3,465)	(648)
Other assets	683	441	48
Payable to growers	18,084	(1,889)	(6,985)
Deferred rent	1,697	—	—
Trade accounts payable and accrued expenses	7,596	14	8,624
Net cash provided by operating activities	61,968	37,283	24,547
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(21,859)	(18,099)	(11,613)
Investment in unconsolidated entities	(3,900)	(1,800)	(125)
Proceeds received for repayment of San Rafael note	28	386	—
Proceeds from liquidation of Calavo Chile	—	262	—
Decrease in cash due to deconsolidation of FreshRealm	—	—	(6,813)
Infrastructure advance to Agricola Belher	—	(1,000)	—
Loan to Agricola Don Memo	—	(803)	(3,202)
Proceeds received for repayment of loan to Agricola Don Memo	4,000	—	—
Net cash used in investing activities	(21,731)	(21,054)	(21,753)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(13,907)	(12,971)	(11,005)
Proceeds from revolving credit facility	217,230	255,350	242,340
Payments on revolving credit facility	(235,140)	(254,340)	(240,430)
Deferred financing costs	(91)	—	—
Payments on long-term obligations	(2,209)	(5,098)	(5,160)
Proceeds from stock option exercises	104	249	127
Proceeds from issuance of FreshRealm stock	—	—	10,000
Proceeds from issuance of noncontrolling interest stock	—	817	—
Excess tax benefit from stock-based compensation	447	191	59
Net cash used in financing activities	(33,566)	(15,802)	(4,069)
Net increase (decrease) in cash and cash equivalents	6,671	427	(1,275)
Cash and cash equivalents, beginning of period	7,171	6,744	8,019
Cash and cash equivalents, end of period	$13,842	$7,171	$6,744
Supplemental Information:
Cash paid during the year for:
Interest	$741	$843	$986
Income taxes	$14,425	$15,495	$11,355
Noncash Investing and Financing Activities:
Issuance of stock related to RFG contingent consideration	$—	$—	$66,988
Declared dividends payable	$15,696	$13,907	$12,971
Investment in FreshRealm included in accrued expenses	$1,600	$—	$—
Construction in progress included in trade accounts payable and accrued expenses	$4,574	$529	$—
Noncash assets received for issuance of noncontrolling interest	$—	$194	$—
Collection for Agricola Belher Infrastructure Advance	$1,045	$845	$845
Unrealized holding gains (losses)	$6,621	$(16,940)	$(1,175)

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

Our consolidated financial statements include the accounts of Calavo Growers, Inc. and our wholly owned subsidiaries, Calavo de Mexico S.A. de C.V., Calavo Foods de Mexico S.A. de C.V., Calavo Growers de Mexico, S. de R.L. de C.V. ( Calavo Growers de Mexico), Maui Fresh International, Inc. (Maui), Hawaiian Sweet, Inc. (HS), Hawaiian Pride, LLC (HP), Avocados de Jalisco, S.A.P.I. de C.V. (Avocados de Jalisco), in which we have a 80 percent ownership interest, and RFG.  We consolidate our entity Calavo Salsa Lisa, LLC (CSL), in which we currently have a 65 percent ownership interest.  All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid financial instruments purchased with an original maturity date of three months or less to be cash equivalents.  The carrying amounts of cash and cash equivalents approximate their fair values.

Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets consist primarily of non-trade receivables, infrastructure advances and prepaid expenses. Non-trade receivables were $11.6 million and $12.3 million at October 31, 2016 and 2015.  Included in non-trade receivables are $8.4 million and $5.7 million related to the current portion of Mexican IVA (i.e. value-added) taxes at October 31, 2016 and 2015.  In addition, included in non-trade receivables at October 31, 2015 is $4.0 million related to the bridge loan to the then newly created joint venture Agricola Don Memo. Infrastructure advances are discussed below.  Prepaid expenses totaling $2.8 million and $2.3 million at October 31, 2016 and 2015, are primarily for insurance, rent and other items.

Inventories

Inventories are stated at the lower of cost or market.  Cost is computed on a monthly weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs.  Costs included in inventory primarily include the following: fruit, picking and hauling, overhead, labor, materials and freight.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are stated at cost and amortized over the lesser of their estimated useful lives or the term of the lease, using the straight-line method.  Useful lives are as follows:  buildings and improvements - 7 to 50 years; leasehold improvements - the lesser of the term of the lease or 7 years; equipment - 7 to 25 years; information systems hardware and software – 3 to 10 years.  Significant repairs and maintenance that increase the value or extend the useful life of our fixed asset are capitalized.  Replaced fixed assets are written off.  Ordinary maintenance and repairs are charged to expense.

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

Goodwill and Acquired Intangible Assets

Goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment.  Goodwill impairment testing is a two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test would be unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units.  The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.  For fiscal years 2016 and 2015, we performed our annual assessment of goodwill and noted no impairments existed as of October 31, 2016 and 2015.

Long-lived Assets

Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable.  The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition.  The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors.  Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance.  If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset.  For fiscal year 2016 and 2015, we performed our annual assessment of long-lived assets and determined that no impairment existed as of October 31, 2016 and 2015.

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

In December 2014, Calavo formed a wholly owned subsidiary Calavo Growers De Mexico, S. de R.L. de C.V. (Calavo Sub).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de C.V., (Belo) a Mexican Company owned by Agricola Belher, and Agricola Don Memo, S.A. de C.V. (Don Memo). Don Memo, a Mexican corporation formed in July 2013, is engaged in the business of owning and improving land in Jalisco, Mexico for the growing of tomatoes and other produce and the sale and distribution of tomatoes and other produce.  Belo and Calavo Sub have an equal one-half ownership interest in Don Memo.  Pursuant to a management service agreement, Belo, through its officers and employees, shall have day-to-day power and authority to manage the operations. In fiscal 2016 and 2015, we contributed $2.3 million and $1.0 million as investments in Don Memo. These investment contributions represent Calavo Sub’s 50% ownership in Don Memo, which is included in investment in unconsolidated entities on our balance sheet. In fiscal 2015 and 2014, we advanced Don Memo $0.8 million and $3.2 million. These monies, totaling $4.0 million, effectively a bridge loan, were repaid in the first quarter of fiscal 2016. We had recorded such loans in prepaids and other current assets. We use the equity method to account for this investment.

Effective May 2014, we closed our Second Amended and Restated Limited Liability Company Agreement by and among FreshRealm and the ownership members of FreshRealm.  Pursuant to this agreement, Impermanence, LLC (Impermanence) was admitted as an ownership member of FreshRealm.  Impermanence contributed $10.0 million to FreshRealm for 28.6% ownership.  As a result of the admission of Impermanence, Calavo’s ownership was reduced from 71.1% to 50.8%.  The minority/non-Calavo unit-holders held substantive participating rights.  These rights existed primarily in two forms:  (1) two out of a total of four board of director seats and (2) a provision in the Agreement that states that for situations for which the approval of the Members, as defined, is required by the Agreement, the Members shall act by Super-Majority Vote.  As such, Calavo could not control FreshRealm through its two board of director seats, nor its 50.8% ownership.  Based on the foregoing, we deconsolidated FreshRealm in May 2014. In the third and fourth quarter of fiscal 2015, FreshRealm issued additional units to various parties, which reduced our ownership percentage to approximately 49% at October 31, 2015. In the fourth quarter of fiscal 2016, FreshRealm completed another round of financing in which Calavo invested $3.2 million.  During that round of financing, FreshRealm issued additional units to various parties, which reduced our ownership percentage further to approximately 46% at October 31, 2016.

We estimated the fair value of our noncontrolling interest in FreshRealm by performing a fair value measurement.  This analysis was conducted with the consultation from a third party consulting firm.  Our investment of $19.4 million in FreshRealm million has been recorded as investment in unconsolidated subsidiaries on our balance sheet.

Marketable Securities

Our marketable securities consist of our investment in Limoneira Company (Limoneira) stock.  We currently own approximately 12% of Limoneira’s outstanding common stock.  These securities are considered available for sale securities based on management’s intent with respect to such securities and are carried at fair value as determined from quoted market prices.  The estimated fair value, cost, and gross unrealized gain related to such investment was $34.0 million, $23.5 million and $10.5 million as of October 31, 2016.  The estimated fair value, cost, and gross unrealized gain related to such investment was $27.4 million, $23.5 million and $4.0 million as of October 31, 2015.

Advances to Suppliers

 We advance funds to third-party growers primarily in Mexico for various farming needs.  Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances.  We continuously evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance.  No such allowance was required at October 31, 2016, nor October 31, 2015.

Pursuant to our distribution agreement, which was amended in fiscal 2011, with Agricola Belher (Belher) of Mexico, a producer of fresh vegetables, primarily tomatoes, for export to the U.S. market, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our company, primarily our Arizona facility.  In exchange, we agreed to sell and distribute such tomatoes, make advances to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances.  Pursuant to such amended agreement with Belher, we advanced Belher a total of $3.0 million, up from $2.0 million in the original agreement, during fiscal 2011.  Additionally, the amended agreement calls for us to continue to advance $3.0 million per annum for operating purposes through 2019.  These advances will be collected through settlements by the end of each year.  For fiscal 2016, we agreed to advance an additional $1.4 million for preseason advances. As of October 31, 2016 and 2015, we have total advances of $4.4 million and $3.0 million to Belher pursuant to this agreement, which is recorded in advances to suppliers.

Similar to Belher, we make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from such tomato sales to Don Memo, net of our commission and aforementioned advances. As of October 31, 2016 and 2015, we have total advances of $0.9 million and $1.8 million to Don Memo, which is recorded in advances to suppliers.

Infrastructure Advances

Pursuant to our infrastructure agreement, we make advances to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned/controlled by Belher, as well as packing line equipment.  Advances incur interest at 4.7% at October 31, 2016 and 2015.  As of October 31, 2016, we have advanced a total of $0.8 million ($0.2 million included in prepaid expenses and other current assets and $0.6 million included in other long-term assets).  As of October 31, 2015, we have advanced a total of $1.8 million ($1.0 million included in prepaid expenses and other current assets and $0.8 million included in other long-term assets).  Belher is to annually repay these advances in no less than 20% increments through June 2020.  Interest is to be paid monthly or annually, as defined.  Belher may prepay, without penalty, all or any portion of the advances at any time.  In order to secure their obligations pursuant to both agreements discussed above, Belher granted us a first-priority security interest in certain assets, including cash, inventory and fixed assets, as defined.

Accrued Expenses

Included in accrued expenses at October 31, 2016 and 2015 are liabilities related to the receipt of goods and/or services for which an invoice has not yet been received. These totaled approximately $12.4 million and $6.2 million for the year ended October 31, 2016 and 2015.

Revenue Recognition

Sales of products and related costs of products sold are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.  These terms are typically met upon delivery of product to the customer.  Service revenue, including freight, ripening, storage, bagging and palletization charges, is recorded when services are performed and sales of the related products are delivered.

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

Consignment Arrangements

We frequently enter into consignment arrangements with pineapple and tomato growers and packers located outside of the United States and growers of certain perishable products in the United States. Although we generally do not take legal title to these avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and pricing risk) that are consistent with acting as a principal in the transaction.  Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements.  Amounts recorded for each of the fiscal years ended October 31, 2016, 2015 and 2014 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2016	2015	2014

Sales	$34,919	$28,139	$30,721
Cost of Sales	30,729	25,177	27,759
Gross Margin	$4,190	$2,962	$2,962

Advertising Expense

Advertising costs are expensed when incurred and are generally included as a component of selling, general and administrative expense. Such costs were approximately $0.2 million for fiscal years 2016, 2015, and 2014.

Research and Development

 Research and development costs are expensed as incurred and are generally included as a component of selling, general and administrative expense. FreshRealm, a development stage company, comprised the majority of our research and development costs in 2014. Total research and development costs for fiscal years 2016 and 2015 were less than $0.1 million.  Total research and development costs for fiscal years 2014, were approximately $0.8 million.

Other Income, Net

Included in other income, net is dividend income totaling $0.6 million for fiscal year 2016.  Dividend income totaled $0.5 million for fiscal years 2015 and 2014.  See Note 9 for related party disclosure related to other income.

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

Basic and Diluted Net Income per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock options and contingent consideration.  Diluted earnings per common share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock options and the effect of contingent consideration shares.

Basic and diluted net income per share is calculated as follows (U.S. dollars in thousands, except share and per share data):

	Year ended October 31,
	2016	2015	2014
Numerator:
Net Income attributable to Calavo Growers, Inc.	$38,022	$27,199	$97
Denominator:
Weighted average shares - Basic	17,347,121	17,295,305	15,765,102
Effect on dilutive securities – Restricted stock/options	83,560	67,731	1,455,000
Weighted average shares - Diluted	17,430,681	17,363,036	17,220,102
Net income per share attributable to Calavo Growers, Inc:
Basic	$2.19	$1.57	$0.01
Diluted	$2.18	$1.57	$0.01

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

For the years ended October 31, 2016, 2015 and 2014, we recognized compensation expense of $2,134,000, $2,108,000, and $727,000 related to non-acquisition stock-based compensation.  The value of the stock-based compensation was determined from quoted market prices at the date of the grant.

Foreign Currency Translation and Remeasurement

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs.  The functional currency of our foreign subsidiaries is the United States dollar.  As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates.  Sales and expenses are translated using a weighted-average exchange rate for the period.  Gains and losses resulting from those remeasurements are included in income.  Gains and losses resulting from foreign currency transactions are also recognized currently in income. Total foreign currency losses for fiscal 2016, 2015 and 2014, net of gains, were $1.1 million, $1.8 million, and $0.1 million.

Fair Value of Financial Instruments

We believe that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets.  Due to current market rates, we believe that our fixed-rate long-term obligations have the same fair value and carrying value  of approximately $0.6 million as of October 31, 2016.

Deferred Rent

As part of certain lease agreements, we receive construction allowances from our landlords.  The construction allowances are deferred and amortized on a straight-line basis over the life of the lease as a reduction to rent expense.

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

    In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt the amendments in the first quarter of fiscal 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are evaluating the impact of the adoption of this amended accounting standard on our financial condition, result of operations and cash flows, but we do not expect the adoption of this accounting standard to have a significant effect.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in a company's net assets, except changes resulting from transactions with shareholders.  For the fiscal year ended October 31, 2016, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $4.1 million, net of income taxes.  Limoneira’s stock price at October 31, 2016 equaled $19.69 per share.  For the fiscal year ended October 31, 2015, other comprehensive income includes the unrealized loss on our Limoneira investment totaling $10.3 million, net of income taxes.  Limoneira’s stock price at October 31, 2015 equaled $15.86 per share.  For the fiscal year ended October 31, 2014, other comprehensive loss includes the unrealized loss on our Limoneira investment totaling $0.7 million, net of income taxes.  Limoneira’s stock price at October 31, 2014 equaled $25.66 per share.

Noncontrolling Interest

The following tables reconcile shareholders’ equity attributable to noncontrolling interest related to the Salsa Lisa acquisition, and Avocados de Jalisco (in thousands).

	Year ended	Year ended
Salsa Lisa noncontrolling interest	October 31, 2016	October 31, 2015

Noncontrolling interest, beginning	$285	$270
Accretion attributable to noncontrolling interest of Salsa Lisa	486	15
Noncontrolling interest, ending	$771	$285

The noncontrolling interest for Salsa Lisa is recorded at the greater of the noncontrolling interest balance adjusted for the attribution of loss or the amount redeemable pursuant to the acquisition agreement. For fiscal 2016, we recorded an adjustment of $486,000 to increase the noncontrolling interest balance to the expected redeemable amount of $771,000. This adjustment has been included in net (income) loss attributed to noncontrolling interest.

	Year ended	Year ended
Avocados de Jalisco noncontrolling interest	October 31, 2016	October 31, 2015

Noncontrolling interest, beginning	$1,011	$—
Noncontrolling interest contribution	—	1,011
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(49)	—
Noncontrolling interest, ending	$962	$1,011

3.    Inventories

Inventories consist of the following (in thousands):

	October 31,
	2016	2015

Fresh fruit	$17,126	$11,939
Packing supplies and ingredients	7,605	6,347
Finished prepared foods	7,118	8,065
	$31,849	$26,351

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

We recorded an adjustment of $1.1 million to adjust our fresh fruit inventory to the lower of cost or market as of October 31, 2016. We did not record any lower of cost or market adjustments during fiscal year 2015.

4.     Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2016	2015

Land	$7,023	$7,023
Buildings and improvements	22,480	22,497
Leasehold improvements	8,918	4,810
Equipment	66,109	59,391
Information systems - hardware and software	8,089	7,839
Construction in progress	25,456	12,305
	138,075	113,865
Less accumulated depreciation and amortization	(50,238)	(44,417)
	$87,837	$69,448

Depreciation expense was $7.3 million, $6.4 million and $5.3 million for fiscal years 2016, 2015, and 2014, of which $0.5 million was related to depreciation on capital leases for fiscal year 2016, 2015, and 2014.

Property, plant, and equipment include various capital leases which total $3.2 million and $3.3 million, less accumulated depreciation of $2.5 million and $2.1 million as of October 31, 2016 and 2015.

The increase in construction in progress from $12.3 million as of October 31, 2015, to $25.5 million as of October 31, 2016, is due to leasehold improvements to the facility in Jacksonville, Florida, and leasehold improvements to the facility in Houston, Texas.

5.     Other Assets

Other assets consist of the following (in thousands):

	October 31,	October 31,
	2016	2015

Intangibles, net	$3,365	$4,613
Mexican IVA (i.e. value-added) taxes receivable	6,962	5,853
Grower advances	49	346
Infrastructure advance to Agricola Belher	600	800
Loan to FreshRealm members	318	307
Notes receivable from San Rafael	928	1,286
Other	1,027	796
	$13,249	$14,001

The intangible assets consist of the following (in thousands):

		October 31, 2016			October 31, 2015
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	8.0 years	$7,640	$(5,241)	$2,399	$7,640	$(4,282)	$3,358
Trade names	8.2 years	2,760	(2,380)	380	2,760	(2,164)	596
Trade secrets/recipes	9.3 years	630	(319)	311	630	(270)	360
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(267)	—	267	(243)	24

Intangibles, net	$11,572	$(8,207)	$3,365	$11,572	$(6,959)	$4,613

We recorded amortization expense of approximately $1.5 million, $1.6 million, and $1.3 million for fiscal years 2016, 2015, and 2014.  We anticipate recording amortization expense of approximately $1.1 million, $1.1 million, $0.7 million, $0.1 million, and $0.1 million for fiscal years 2017 through 2021.  The remainder of approximately $0.1 million will be amortized over fiscal years 2021 through 2023.

6.     Revolving Credit Facilities

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

   The Credit Facility contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all such covenants at October 31, 2016.

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

7.     Employee Benefit Plans

We sponsor five defined contribution retirement plans for salaried and hourly employees.  Expenses for these plans approximated $984,000, $922,000, and $943,000 for fiscal years 2016, 2015 and 2014, which are included in selling, general and administrative expenses in the accompanying financial statements.

We also sponsor a non-qualified defined benefit plan for two retired executives.  Pension expenses, including actuarial losses, approximated $8,000, $10,000 and $9,000 for the year ended October 31, 2016, 2015, and 2014.  These amounts are included in selling, general and administrative expenses in the accompanying financial statements.

Components of the change in projected benefit obligation for fiscal year ends consist of the following (in thousands):

	2016	2015
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$215	$196
Interest cost	8	7
Actuarial loss	9	48
Benefits paid	(37)	(36)
Projected benefit obligation at end of year (unfunded)	$195	$215

The following is a reconciliation of the unfunded status of the plans at fiscal year ends included in accrued expenses (in thousands):

	2016	2015

Projected benefit obligation	$195	$215
Unrecognized net (gain) loss	-	-
Recorded pension liabilities	$195	$215

Significant assumptions used in the determination of pension expense consist of the following:

	2016	2015
Discount rate on projected benefit obligation	3.7%	4.3%

8.     Commitments and Contingencies

Commitments and guarantees

We lease facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2031. We are committed to make minimum cash payments under these agreements as of October 31, 2016, as follows (in thousands):

2017	$5,268
2018	5,305
2019	5,140
2020	4,644
2021	4,278
Thereafter	33,571
$58,206

Total rent expense amounted to approximately $5.8 million, $4.4 million and $3.8 million for the years ended October 31, 2016, 2015, and 2014.  Rent to Limoneira, for our corporate office, amounted to approximately $0.3 million for fiscal years 2016, 2015, and 2014.  In fiscal 2014, we renewed our lease with Limoneira for our corporate facility through fiscal 2020 at an annual rental of $0.3 million per annum (subject to annual CPI increases, as defined).

In fiscal 2016, we renewed the lease of our facility in Houston Texas through fiscal 2021 at an annual rental of $0.7 million per annum (subject to annual CPI increases, as defined).

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

In fiscal 2014, we had two lease renewals for our RFG facilities in California, one being the corporate office of RFG in Rancho Cordova, and the other being a fresh processing facility in Sacramento.  The RFG corporate office in Rancho Cordova has an operating lease through June 2018.  Total rent for fiscal 2016, 2015, and 2014 was approximately $0.4 million.  The processing facility in Sacramento has an operating lease through May 2021(subject to annual CPI increases, as defined).  Total rent for fiscal 2016, 2015, and 2014 was approximately $0.5 million.

Effective January 28, 2016, Calavo Growers, Inc. and Bank of America, N.A. (“BoA”), entered into a Continuing and Unconditional Guaranty agreement (the “Guaranty”). Under the terms of the Guaranty, the Company unconditionally guarantees and promises to pay BoA any and all Indebtedness, as defined therein, of our unconsolidated subsidiary Agricola Don Memo, S.A. de C.V. (“Don Memo”) to BoA. Grupo Belo del Pacifico, S.A. de C.V. has also entered into a similar guarantee with BoA. These guarantees relate to a new loan in the amount of $4.5 million loan from BoA to Don Memo that closed on January 28, 2016. On January 29, 2016, Don Memo, used the proceeds from the new BoA loan to repay $4.0 million due the Company.

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

Mexico tax audits

    We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in Mexico and the United States.  During our third quarter of fiscal 2016, our wholly-owned subsidiary, Calavo de Mexico (“CDM”), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (“MFM”) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary.  MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (“VAT”).  During our fourth fiscal quarter of 2016, we provided a written rebuttal to MFM’s preliminary observations   and requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman) so that a full discussion of the case between us, the MFM and the PRODECON can occur and so that, as appropriate, the MFM can reconsider their findings.  Note that until such discussion occurs, the normal period during which the MFM would issue its final assessment (previously expected no later February 2017) has been suspended.  Though a formal meeting date has not yet been determined, the discussion between us, the MFM and the PRODECON is expected to start in calendar 2017.

    Additionally, we also received notice from Mexico's Federal Tax Administration Service, Servicio de Administracion Tributaria (SAT), that our wholly-owned Mexican subsidiary, Calavo de Mexico, is currently under examination related to fiscal year 2013.  Under Mexican law, the SAT has until approximately March 2017 to complete their review.   In conjunction with their examination, the SAT has requested information though no formal findings have yet been received.

    We believe that the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial position.

9.     Related-Party Transactions

Certain members of our Board of Directors market avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers.  During the years ended October 31, 2016, 2015, and 2014, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $25.5 million, $16.4 million and $10.5 million.  We did not have any amounts due to Board members as of October 31, 2016 and 2015.

During fiscal years 2016, 2015, and 2014, we received $0.3 million as dividend income from Limoneira.  In addition, we lease office space from Limoneira for our corporate office.  Rent to Limoneira amounted to approximately $0.3 million for fiscal years 2016, 2015, and 2014.  Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company. We have a 12% ownership interest in Limoneira.  Additionally, our Chief Executive Officer is a member of the Limoneira Board of Directors.

We currently have a member of our Board of Directors who also serves as a partner in the law firm of TroyGould PC, which frequently represents Calavo as legal counsel. During the years ended October 31, 2016, 2015, and 2014, Calavo Growers, Inc. paid fees totaling approximately $0.2 million, $0.2 million and $0.1 million to TroyGould PC.

During the 3rd and 4th quarters of fiscal 2015, in conjunction with another round of financing for FreshRealm, LLC (FreshRealm), we invested $0.8 million. Additionally, two officers of Calavo contributed $1.8 million, in exchange for a 2.8% ownership interest, and three board of director members contributed $0.3 million in exchange for a 0.44% ownership interest. RFG is a supplier for FreshRealm.  Based on the total number of shares issued, our ownership interest in FreshRealm decreased from approximately 50% to approximately 49%.  During the 4th quarter of fiscal 2016, FreshRealm had another round of financing, which we invested $3.2 million.  Based on the total number of LLC units issued, our ownership interest in FreshRealm decreased from approximately 49% to approximately 46%.  In fiscal 2016, 2015 and 2014, we had sales of $1.1 million, $0.5 million and $0.2 million to FreshRealm.

In December 2014, Calavo formed a wholly owned subsidiary Calavo Growers De Mexico, S. de R.L. de C.V. (Calavo Sub).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de C.V., (Belo) a Mexican Company owned by Agricola Belher, and Agricola Don Memo, S.A. de C.V. (Don Memo). Don Memo, a Mexican corporation formed in July 2013, is engaged in the business of owning and improving land in Jalisco, Mexico for the growing of tomatoes and other produce and the sale and distribution of tomatoes and other produce.  Belo and Calavo Sub have an equal one-half ownership interest in Don Memo.  Pursuant to a management service agreement, Belo, through its officers and employees, shall have day-to-day power and authority to manage the operations. Belo is entitled to a management fee equal to 20% of the earnings before interest and taxes (EBIT), as defined, which is payable annually in July of each year. Additionally, Calavo Sub is entitled to a 12% commission, calculated in U.S. dollars, for the sale of produce in the Mexican National Market, United States, Canada, and any other overseas market. In fiscal 2016 and 2015, we contributed $2.3 million and $1.0 million as investments in Don Memo, respectively. These investment contributions represent Calavo Sub’s 50% ownership in Don Memo, which is included in investment in unconsolidated entities on our balance sheet. In fiscal 2015 and 2014, we advanced $0.8 million and $3.2 million. These monies totaling $4.0, effectively a bridge loan, were repaid in the first quarter of fiscal 2016. We had recorded such loans in prepaids and other current assets. We use the equity method to account for this investment.  As of October 31, 2016 and 2015, we have total advances of $0.9 million and $1.8 million to Don Memo, which is recorded in advances to suppliers. During the year ended October 31, 2016 and 2015, we incurred $4.8 million and $2.3 million of expenses to Don Memo pursuant to our consignment agreement.

Effective January 28, 2016, Calavo Growers, Inc. and BoA, entered into a Continuing and Unconditional Guaranty agreement (the “Guaranty”). Under the terms of the Guaranty, the Company unconditionally guarantees and promises to pay BoA any and all Indebtedness, as defined therein, of our unconsolidated subsidiary Agricola Don Memo, S.A. de C.V. (“Don Memo”) to BoA. Grupo Belo del Pacifico, S.A. de C.V. has also entered into a similar guarantee with BoA. These guarantees relate to a new loan in the amount of $4.5 million loan from BoA to Don Memo that closed on January 28, 2016. On January 29, 2016, Don Memo, used the proceeds from the new BoA loan to repay $4.0 million due the Company.

We had grower advances due from Belher of $4.4 million and $3.0 million as of October 31, 2016 and 2015.  In addition, we had infrastructure advances due from Belher of $0.8 million and $1.8 million as of October 31, 2016 and 2015.  Of these infrastructure advances $0.2 million was recorded as receivable in prepaid and other current assets and $0.6 million is included in other assets. During the year ended October 31, 2016, 2015 and 2014, we purchased $26.0 million, $14.2 million, and $17.4 million of tomatoes from Belher pursuant to our consignment agreement.

In August 2015, we entered into Shareholder’s Agreement with various partners which created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”).  Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados in Jalisco Mexico.  This entity is approximately 80% owned by Calavo and was consolidated as of October 31, 2015.  In the third fiscal quarter of 2016, Avocados de Jalisco completed the construction of a packinghouse located in Jalisco, Mexico; such packinghouse is expected to be operational in the first quarter of 2017. As of October 31, 2016 and 2015, we have made preseason advances of approximately $0.3 million to various partners of Avocados de Jalisco.

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

	Year ended October 31,
(in thousands)	2016	2015

Rent paid to LIG	$529	$522
Rent paid to THNC, LLC	$342	$304
Sales to Third Coast	$-	$270
Purchases from Third Coast	$-	$195

10.     Income Taxes

The income tax provision (benefit) consists of the following for the years ended October 31, (in thousands):

	2016	2015	2014

Current:
Federal	$17,244	$10,150	$7,379
State	2,040	1,650	939
Foreign	982	1,110	842
Total current	20,266	12,910	9,160

Deferred:
Federal	1,863	3,314	(10,392)
State	533	98	(2,870)
Foreign	(793)	(229)	186
Total deferred	1,603	3,183	(13,076)
Total income tax provision (benefit)	$21,869	$16,093	$(3,916)

At October 31, 2016 and 2015, gross deferred tax assets totaled approximately $33.9 million and $36.1 million, while gross deferred tax liabilities totaled approximately $18.9 million and $17.0 million.  Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

Significant components of our deferred taxes assets (liabilities) as of October 31, are as follows (in thousands):

	2016	2015

Property, plant, and equipment	(6,901)	(6,877)
Intangible assets	27,686	31,432
Unrealized gain, Limoneira investment	(4,048)	(1,553)
Investment in FreshRealm	(6,902)	(7,024)
Stock-based compensation	952	556
State taxes	(931)	(1,358)
Credits and incentives	2,070	2,044
Allowance for accounts receivable	875	662
Inventories	395	495
Accrued liabilities	1,912	885
Other	(164)	(219)
Long-term deferred income taxes	$14,944	$19,043

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income for the years ended October 31, is as follows:

	2016	2015	2014

Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effects	2.9	3.0	22.3
Foreign income taxes greater than U.S.	0.7	0.7	5.8
Section 199 deduction	(1.7)	(0.8)	15.8
Tax Credits	—	—	15.2
Other	(0.6)	(0.7)	0.7
	36.3%	37.2%	94.8%

We intend to reinvest our accumulated foreign earnings, which approximated $15.5 million at October 31, 2016, indefinitely.  As a result, we have not provided any deferred income taxes on such unremitted earnings.

For fiscal years 2016, 2015 and 2014, income (loss) before income taxes related to domestic operations was approximately $61.0 million, $41.5 million, and $(0.6) million.  For fiscal years 2016, 2015 and 2014, income (loss) before income taxes related to foreign operations was approximately $(0.6) million, $1.8 million and $3.6 million.

As of October 31, 2016, we had liability of $0.4 million for unrecognized tax benefits related to various foreign income tax matters. As of October 31, 2015, we did not have a liability for unrecognized tax benefits related to various federal and state income tax matters.

In fiscal 2014, the benefit for income taxes of $3.9 million is attributable to the revaluation adjustment of $88.1 million related to contingent consideration which was spread between fiscal year 2014 through fiscal year 2011. The revalued contingent consideration and non-cash compensation expense resulted in $53.6 million additional GAAP expense recorded in fiscal years 2014.  In fiscal 2014, the revaluation expense drove pre-tax book income into a loss position, thus causing a benefit for income taxes as this revaluation adjustment is capitalized and amortized as goodwill over the remaining useful life for income tax purposes resulting in a taxable income position for the current year.

We are subject to U.S. federal income tax as well as income of multiple state tax jurisdictions.  We are no longer subject to U.S. income tax examinations for the fiscal years prior to October 31, 2013, and are no longer subject to state income tax examinations for fiscal years prior to October 31, 2012.

11.     Segment Information

As discussed in Note 1, we report our operations in three different business segments: (1) Fresh products, (2) Calavo Foods, and (3) RFG.  These three business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources.  The Fresh products segment includes all operations that involve the distribution of avocados and other fresh produce products.  The Calavo Foods segment represents all operations related to the purchase, manufacturing, and distribution of prepared products, including guacamole, and salsa. The RFG segment represents all operations related to the manufacturing and distribution of fresh-cut fruit, ready-to-eat vegetables, recipe-ready vegetables and deli products.  Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate.  We do not allocate assets, or specifically identify them to, our operating segments.

The following table sets forth sales by product category, by segment (in thousands):

	Fresh	Calavo
	products	Foods	RFG	Total
	(All amounts are presented in thousands)

Year ended October 31, 2016
Net sales	$538,687	$63,494	$333,498	$935,679
Cost of sales	480,690	41,046	306,409	828,145
Gross margin	$57,997	$22,448	$27,089	$107,534

Year ended October 31, 2015
Net sales	$500,711	$62,156	$293,957	$856,824
Cost of sales	463,647	41,645	266,305	771,597
Gross margin	$37,064	$20,511	$27,652	$85,227

Year ended October 31, 2014
Net sales	$470,949	$59,279	$252,282	$782,510
Cost of sales	434,820	46,269	230,193	711,282
Gross margin	$36,129	$13,010	$22,089	$71,228

     For fiscal year 2016, 2015 and 2014, inter-segment sales and cost of sales of $4.3 million, $1.5 million and $2.2 million between Fresh products and RFG were eliminated. For fiscal year 2016, 2015 and 2014, inter-segment sales and cost of sales of $2.7 million, $1.9 million and $1.7 million between Calavo Foods and RFG were eliminated.

The following table sets forth sales by product category, by segment (in thousands):

	Year Ended October 31, 2016				Year Ended October 31, 2015

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$493,440	$—	$—	$493,440	$471,178	$—	$—	$471,178
Tomatoes	35,981	—	—	35,981	18,681	—	—	18,681
Papayas	9,514	—	—	9,514	9,485	—	—	9,485
Pineapples	1,060	—	—	1,060	2,397	—	—	2,397
Other fresh products	536	—	—	536	442	—	—	442
Food service	—	50,716	—	50,716	—	49,212	—	49,212
Retail and club	—	23,216	336,989	360,205	—	22,736	296,697	319,433
Total gross sales	540,531	73,932	336,989	951,452	502,183	71,948	296,697	870,828
Less sales incentives	(1,844)	(10,438)	(3,491)	(15,773)	(1,472)	(9,792)	(2,740)	(14,004)
Net sales	$538,687	$63,494	$333,498	$935,679	$500,711	$62,156	$293,957	$856,824

	Year Ended October 31, 2015				Year Ended October 31, 2014

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$471,178	$—	$—	$471,178	$433,581	$—	$—	$433,581
Tomatoes	18,681	—	—	18,681	19,705	—	—	19,705
Papayas	9,485	—	—	9,485	12,619	—	—	12,619
Pineapples	2,397	—	—	2,397	5,086	—	—	5,086
Other fresh products	442	—	—	442	1,037	—	—	1,037
Food service	—	49,212	—	49,212	—	48,085	—	48,085
Retail and club	—	22,736	296,697	319,433	—	22,334	255,074	277,408
Total gross sales	502,183	71,948	296,697	870,828	472,028	70,419	255,074	797,521
Less sales incentives	(1,472)	(9,792)	(2,740)	(14,004)	(1,079)	(11,140)	(2,792)	(15,011)
Net sales	$500,711	$62,156	$293,957	$856,824	$470,949	$59,279	$252,282	$782,510

Sales to customers outside the United States were approximately $25.4 million, $26.7 million and $32.8 million for fiscal years 2016, 2015, and 2014.

Long-lived assets attributed to geographic areas as of October 31, are as follows (in thousands):

	United States	Mexico	Consolidated
2016	$55,715	$32,122	$87,837
2015	$37,573	$31,875	$69,448

12.     Long-Term Obligations

Long-term obligations at fiscal year ends consist of the following (in thousands):

	2016	2015
Farm Credit West, PCA, (FCW) term loan	$—	$1,002
Bank of America, N.A. (BoA) term loan	—	1,019
Capital leases	583	771
	583	2,792
Less current portion	(138)	(2,206)
	$445	$586

The Company and FCW entered into a Term Loan Agreement (Term Agreement) in connection with the RFG acquisition, effective May 31, 2011. Under the terms of the Term Agreement, we were advanced $15 million for the purchase of RFG.  Pursuant to this agreement, we were required to make 60 monthly principal and interest payments, from July 1, 2011 to June 1, 2016. In fiscal 2016, this term loan was repaid in full.

Effective September 30, 2011, the Company and BoA, entered into an agreement, Amendment No. 4 to Loan Agreement (the Agreement), which amended our existing credit facility with BoA.  This agreement included a variable rate term loan in the amount of approximately $7.1 million. These proceeds were used to retire approximately 50% of the outstanding balance (as of September 30, 2011) of the term loan owed to FCW related to the purchase of RFG (see above). In fiscal 2016, this term loan was repaid in full.

Effective January 28, 2016, Calavo Growers, Inc. and BoA, entered into a Continuing and Unconditional Guaranty agreement (the “Guaranty”). Under the terms of the Guaranty, the Company unconditionally guarantees and promises to pay BoA any and all Indebtedness, as defined therein, of our unconsolidated subsidiary Agricola Don Memo, S.A. de C.V. (“Don Memo”) to BoA. Grupo Belo del Pacifico, S.A. de C.V. has also entered into a similar guarantee with BoA. These guarantees relate to a new loan in the amount of $4.5 million loan from BoA to Don Memo that closed on January 28, 2016. On January 29, 2016, Don Memo, used the proceeds from the new BoA loan to repay $4.0 million due the Company.

At October 31, 2016, capital lease payments are scheduled as follows (in thousands):

Total
Year ending October 31:
2017	$162
2018	118
2019	104
2020	103
2021	99
Thereafter	76
Minimum lease payments	662
Less interest	(79)
Present value of future minimum lease payments	$583

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

A summary of stock option activity is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2015	10	$18.28
Exercised	(2)	$19.20
Outstanding at October 31, 2016	8	$18.05	$474
Exercisable at October 31, 2016	8	$18.05	$474

The weighted average remaining life of such outstanding options is 2.5 years and the total intrinsic value of options exercised during fiscal 2016 was $0.1 million.  The weighted average remaining life of such exercisable options is 2.5 years.  The fair value of shares vested during the year ended October 31, 2016, 2015, and 2014 was approximately $0.5 million, $0.5 million, and $0.8 million.

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

In January 2014, our executive officers were granted a total of 10,774 restricted shares.  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $30.50.  These shares vest in one-third increments, on an annual basis, beginning January 1, 2015. This grant of restricted stock incurred $0.1 million in stock compensation expenses in fiscal 2016, 2015 and 2014.

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

On February 6, 2015, our executive officers were granted a total of 55,394 restricted shares.  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $40.17.  These shares vest in one-third increments, on an annual basis, beginning January 8, 2016. These shares were granted pursuant to our 2011 Management Incentive Plan. The total recognized stock-based compensation expense for these grants was $0.5 million for fiscal 2015.  On June 15, 2015, our Chief Operating Officer/Chief Financial Officer retired from Calavo.  His unvested portion of restricted stock of 12,322 shares issued in February of 2015 and January of 2014 was forfeited. As part of his retirement on June 1st 2015, he was granted 12,322 shares of unrestricted stock.  The closing price of our stock on such date was $49.95. We recorded for this grant $0.6 million of stock-based compensation expense for fiscal years 2016 and 2015.

On January 4, 2016, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares).  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $48.46.  On January 3, 2017, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Management Incentive Plan. The total recognized stock-based compensation expense for these grants was $0.8 million for the year ended October 31, 2016.

On January 8, 2016, our executive officers were granted a total of 24,582 restricted shares.  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $48.68.  These shares vest in one-third increments, on an annual basis, beginning January 8, 2017. These shares were granted pursuant to our 2011 Management Incentive Plan. The total recognized stock-based compensation expense for these grants was $0.3 million for the year ended October 31, 2016.

A summary of restricted stock activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2015	72	$39.01
Vested	(39)	$39.5
Granted	51	$48.58
Outstanding at October 31, 2016	84	$44.76	$4,981

The total recognized stock-based compensation expense for restricted stock was $2.1 million for the year ended October 31, 2016.

A  summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2015	14	$23.00
Exercised	(3)	$21.80
Outstanding at October 31, 2016	11	$23.33	$395
Exercisable at October 31, 2016	7	$20.13	$274

The weighted average remaining life of such outstanding options is 4.3 years.  The weighted average remaining life of such exercisable options is 2.8 years.  The fair value of shares vested during the year ended October 31, 2016, was $0.3 million.

14.     Dividends

On September 27, 2016, the Company declared a $0.90 per share cash dividend to shareholders of record on November 17, 2016.  On December 8, 2016, the Company paid this cash dividend which totaled $15.7 million. On December 8, 2015, the Company paid a $0.80 per share dividend in the aggregate amount of $13.9 million to shareholders of record on November 17, 2015.

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

The following table sets forth our financial assets and liabilities as of October 31, 2016 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$34,036	-	-	$34,036
Total assets at fair value	$34,036	$-	$-	$34,036

(1)The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock.  We currently own approximately 12% of Limoneira’s outstanding common stock.  These securities are measured at fair value by quoted market prices.  Limoneira’s stock price at October 31, 2016 and October 31, 2015 equaled $19.69 per share and $15.86 per share.  Unrealized gains and losses are recognized through other comprehensive income.  Unrealized investment holding gains arising during the year ended October 31, 2016 was $6.6 million.  Unrealized investment holding losses arising during the year ended October 31, 2015 and 2014 was $16.9 million and $1.2 million.

16.     Mexican IVA taxes receivable

Included in prepaids & other current assets and other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance.  CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of October 31, 2016 and 2015, IVA receivables totaled $15.4 million and $11.6 million.  Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis.  Beginning in fiscal 2014 and continuing into fiscal 2016, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation.  Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations.  We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities.  Currently, we are in the process of collecting such balances through regular administrative processes, but certain amounts may ultimately need to be recovered via legal means.  We believe that our operations in Mexico are properly documented and that the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts.  We will continue to monitor the collection of these receivables with our outside consultants.

As of October 31, 2016, $8.4 million and $7.0 million of IVA were recorded in prepaids & other current assets and other assets.  As of October 31, 2015, $5.7 million and $5.9 million of IVA receivables were recorded in prepaids & other current assets and other assets.

17.     Subsequent Events

     Riverside Facility - On November 1, 2016, we acquired certain real property, consisting of land, a refrigerated building and select production and office equipment located at 1730 Eastridge Avenue, Riverside, California (collectively, the “Property”) from Fresh Foods, LLC (the “Seller”) for total consideration of approximately $19.4 million.

RFG intends to operate the refrigerated facility as part of its network of USDA and organic certified fresh food facilities. On November 3, 2016 the Company issued a press release discussing the completed purchase of the Property.

The acquisition of the Property was effected in connection with a potential reverse exchange pursuant to Section 1031 of the Internal Revenue Code.

   Temecula Facility - On December 21, 2016, we entered into an agreement (the “Agreement”) with Pac West Group Inc., a Delaware limited liability company (the “Buyer”), pursuant to which the Company will sell to the Buyer certain real property located at 28410 Vincent Moraga Drive, Temecula, California (collectively, the “Temecula Property”).

   The Agreement contains customary representations and warranties, covenants, closing conditions and termination provisions and contemplates a buyer due diligence period that would lead to a closing date on or before March 8, 2017.  Subject to satisfactory completion of the Buyer’s due diligence, the purchase price for the Temecula Property will be approximately $6.6 million.

   The proceeds from this transaction are currently expected to be used in conjunction with the recently completed acquisition of 1730 Eastridge Avenue, Riverside, California, to complete a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code.

    Maui Note - On November 30, 2016, we entered into an Amendment to the Goodwill Promissory Note (the “Amended Note”) with San Rafael Distributing, Inc., an Arizona corporation (“San Rafael”), pursuant to which the Company has agreed to amend the Goodwill Promissory Note (the “Note”) dated as of October 31, 2012.

    This Amended Note changes the payment terms from the entire $1.3 million being due on November 1, 2017 to equal monthly installments over a 36 month payment cycle. Interest at the rate of 4.5% per annum shall begin to accrue and be payable on December 1, 2017 and each month thereafter until paid in full.

    The payment of the Amended Note is secured by a pledge of all of the membership interest of Maui Fresh International, LLC, a California limited liability company (“Maui”) owned by Borrower pursuant to that certain Pledge and Security Agreement (the “Security Agreement”) dated as of October 31, 2012 by Borrower in favor of Holder, and the payment of the Note as amended hereby remains secured by the Security Agreement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Calavo Growers, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, shareholders' equity, and cash flows of Calavo Growers, Inc. for the year ended October 31, 2014.  Our audit also included the financial statement schedule for the year ended October 31, 2014 listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows of Calavo Growers Inc. for the year ended October 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule for the year ended October 31, 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California
January 30, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Calavo Growers, Inc.

Santa Paula, California

We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. and subsidiaries (the Company) as of October 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive operations, shareholders' equity, and cash flows for the years ended October 31, 2016 and 2015.  Our audits also included the financial statement schedule listed in the index at Item 15 (a). These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calavo Growers, Inc. and subsidiaries at October 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years ended October 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calavo Growers Inc.’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 23, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California
December 23, 2016

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2016.  Our internal control over financial reporting as of October 31, 2016 has been audited by Deloitte LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Calavo Growers, Inc.

Santa Paula, California

We have audited internal control over financial reporting of Calavo Growers, Inc. and subsidiaries (the Company) as of October 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2016 of the Company and our report dated December 23, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Costa Mesa, California
December 23, 2016

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

The following information is included in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after our fiscal year end of October 31, 2016 (the Proxy Statement) and is incorporated herein by reference:

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

The following consolidated financial statements as of October 31, 2016 and 2015 and for each of the three years in the period ended October 31, 2016 are included herewith:

Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity, Notes to Consolidated Financial Statements, and Report of Deloitte and Touche LLP, Independent Registered Public Accounting Firm.

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

3.1	Articles of Incorporation of Calavo Growers, Inc. [1]
3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[6]
3.3	Amendments to Articles of Incorporation or Bylaws of Calavo Growers, Inc. [18]
3.4	Amended and Restated Bylaws of Calavo Growers, Inc., effective as of September 25, 2014. [28]
10.1	Form of Marketing Agreement for Calavo Growers, Inc.[7]
10.2	Marketing Agreement dated as of April 1, 1996 between
Tropical Hawaiian Products, Inc., a Hawaiian corporation,
and Calavo Growers of California. [1]
10.3	Lease Agreement dated as of November 21, 1997, between Tede
S.A. de C.V., a Mexican corporation, and Calavo de Mexico,
S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]
10.4	Lease agreement dated as of February 15, 2005, between Limoneira
Company and Calavo Growers, Inc.[3]
10.5	Standstill agreement dated June 1, 2005, between Limoneira
Company and Calavo Growers, Inc.[3]

10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc.
And Limoneira Company[3]
10.7	Term Loan Agreement dated April 9, 2008 (effective date May 1, 2008)
between Farm Credit West, PCA, and Calavo Growers, Inc. [7]
10.8	2005 Stock Incentive Plan Of Calavo Growers, Inc.[9]
10.9	Calavo Supplemental Executive Retirement Agreement dated
March 11, 1989 between Egidio Carbone, Jr. and Calavo
Growers of California. [1]
10.10	Amendment to the Calavo Growers of California Supplemental
Executive Retirement Agreement dated November 9, 1993
Between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.11	Line of Credit and Security Agreement, dated July 15, 2013 by and between Calavo Growers, Inc. a California Corporation, and FreshRealm, LLC, a Delaware limited liability company. [26]
10.12	Business Loan Agreement between Bank of America, N.A. and Calavo
Growers, Inc., dated October 15, 2007[10]
10.13	First Amendment Agreement between Bank of America, N.A. and Calavo
Growers, Inc., dated August 28, 2008[11]
10.14	Form of Stock Option Agreement[12]
10.15	Amendment No. 2 to Loan Agreement dated as of July 31, 2009 between Calavo Growers, Inc. and Bank of America, N.A.[13]
10.16	Amendment to Term Loan Agreement between Farm Credit West, PCA, and Calavo Growers, Inc 14`
10.17	Amendment No. 3 to Loan Agreement dated February 9, 2010 between Bank of America, N.A. and Calavo Growers, Inc. [15]
10.18	2011 Management Incentive Plan of Calavo Growers, Inc. [16]
10.19	Retention Bonus Agreement between Lecil E. Cole and Calavo Growers, Inc. [17]
10.20	Term Revolving Credit Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011. [20]
10.21	Term Loan Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011. [20]
10.22	Amendment to Term Revolving Credit Agreement between FCW and Calavo Growers, Inc. dated May 31, 2011. [21]
10.23	Amendment No. 4 to Loan Agreement dated as of September 30, 2011 between Calavo Growers, Inc. and Bank of America, N.A. [22]
10.24	Amendment No. 2 to Term Revolving Credit Agreement dated October 31, 2012 between Farm Credit West, PCA and Calavo Growers, Inc. [23]
10.25	Amendment No. 2 to Term Loan Agreement dated October 31, 2012 between Farm Credit West, PCA and Calavo Growers, Inc. [23]
10.26	Amendment No. 2 to Promissory Note dated October 31, 2012 between Farm Credit West, PCA and Calavo Growers, Inc. [23]
10.27	Equity Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]
10.28	Goodwill Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]
10.29	Pledge and Security Agreement dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]
10.30	Personal Guaranty dated October 31, 2013 between Calavo Growers, Inc. and Francisco Clouthier. [24]
10.31	Restricted Stock Award Agreement, dated January 9, 2014. [29]
10.32	Restricted Stock Award Agreement, dated January 9, 2014. [29]
10.33	Restricted Stock Award Agreement, dated January 20, 2015. [30]
10.34	Restricted Stock Award Agreement, dated February 6, 2015. [31]
10.35	Amendment to Goodwill Promissory Note *
10.36	Amendment No. 7 to Business Loan Agreement, dated as of January 19, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [32]
10.37	Letter Amendment to Revolving Credit Facility, dated January 19, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [32]

10.38	Letter Amendment to Revolving Credit Facility, dated January 26, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [33]
10.39	Amendment No. 8 to Business Loan Agreement, dated as of January 28, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [33]
10.40	Continuing and Unconditional Guaranty, dated as of January 28, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [33]
10.41	Amendment No. 9 to Business Loan Agreement, dated as of May 26, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [34]
10.42	Letter Amendment to Revolving Credit Facility, dated May 26, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [34]
10.43	Credit Agreement, dated as of June 14, 2016, by and among Calavo Growers, Inc., and the subsidiary guarantor identified therein and the lenders and agents names therein. [35]
10.44	Revolving Credit Note, dated as of June 14, 2016, by and among Calavo Growers, Inc., and FCW.[35]
10.45	First Amendment to Credit Agreement dated August 29, 2016. [36]
10.46	Agreement to Sell and Purchase and Escrow Instructions with Fresh Foods, LLC, a Delaware limited liability company dated August 3, 2016. [37]
10.47	First Amendment Agreement to Sell and Purchase and Escrow Instructions, by and among Calavo Growers, Inc., and Fresh Foods, LLC. [38]
10.48	Agreement to Sell and Purchase and Escrow instructions with Fresh Foods, LLC dated August 3, 2016. [38]
10.49	Agreement to Sell and Purchase and Escrow instructions with Pac West Group Inc. dated December 21, 2016. *
21.1	Subsidiaries of Calavo Growers, Inc. [1]
23.1	Consent of Deloitte & Touche LLP. *
23.2	Consent of Ernst & Young LLP. *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *

32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *
101

The following financial information from the Annual Report on Form 10-K of Calavo Growers, Inc. for the year ended October 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of October 31, 2016 and 2015; (2) Consolidated Statements of Income for the years ended October 31, 2016, 2015 and 2014; (3) Consolidated Statements of Comprehensive Income for the years ended October 31, 2016, 2015, and 2014; (4) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2016, 2015, and 2014; (5) Consolidated Statements of Cash Flows for the years ended October 31, 2016, 2015 and 2014; and (6) Notes to Financial Statements. *

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

32Previously filed on January 19, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

33Previously filed on January 26, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

34Previously filed on May 26, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

35Previously filed on June 14, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

36Previously filed on August 29, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

37Previously filed on September 8, 2016 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

38Previously filed on November 1, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

(b)Exhibits

See subsection (a) (3) above.

(c)Financial Statement Schedules

See subsection (a) (1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 23, 2016.

CALAVO GROWERS, INC

By:	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 23, 2016 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Lecil E. Cole	Chairman of the Board of Directors, and
Lecil E. Cole	Chief Executive Officer
(Principal Executive Officer)

/s/ B. John Lindeman	Chief Financial Officer and Corporate Secretary
B. John Lindeman	(Principal Financial Officer)

/s/ James E. Snyder	Corporate Controller
James E. Snyder	(Principal Accounting Officer)

/s/ Donald M. Sanders	Director
Donald M. Sanders

/s/ Marc L. Brown	Director
Marc L. Brown

/s/ John M. Hunt	Director
John M. Hunt

/s/ Michael A. DiGregorio	Director
Michael A. DiGregorio

/s/ J. Link Leavens	Director
J. Link Leavens

/s/ James Helin	Director
James Helin

/s/ Dorcas H. Thille	Director
Dorcas H. Thille

/s/ Egidio Carbone, Jr	Director
Egidio Carbone, Jr

/s/ Steven W. Hollister	Director
Steven W. Hollister

/s/ Harold Edwards	Director
Harold Edwards

/s/ Scott Van Der Kar	Director
Scott Van Der Kar

SCHEDULE II

CALAVO GROWERS, INC.

VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Fiscal year	Balance at			Balance at
	ended	beginning			end
	October 31:	of year	Additions(1)	Deductions(2)	of year

Allowance for customer deductions	2014	1,482	11,833	10,290	3,025
	2015	3,025	10,400	11,284	2,141
	2016	2,141	9,325	9,621	1,845

Allowance for doubtful accounts	2014	215	143	135	223
	2015	223	74	126	171
	2016	171	47	—	218

(1)  Charged to net sales (customer deductions) or costs and expenses (doubtful accounts).

(2)  Customer deductions taken or write off of accounts receivables.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of
February 20, 2001 between Calavo Growers, Inc. and Calavo
Growers of California.[1]
2.2	Agreement and Plan of Merger dated as of November 7, 2003
Among Calavo Growers, Inc., Calavo Acquisition, Inc., Maui Fresh
International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo[2]
2.3	Stock Purchase Agreement dated as of June 1, 2005, between
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

10.4	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[3]
10.5	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]
10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[3]

Exhibit Number	Description
10.7	Term Loan Agreement dated April 9, 2008 (effective date May 1, 2008) between Farm Credit West, PCA, and Calavo Growers, Inc. [7]
10.8	2005 Stock Incentive Plan Of Calavo Growers, Inc.[9]
10.9	Calavo Supplemental Executive Retirement Agreement dated March 11, 1989 between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.10	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.11	Line of Credit and Security Agreement, dated July 15, 2013 by and between Calavo Growers, Inc. a California Corporation, and FreshRealm, LLC, a Delaware limited liability company. [2][6]
10.12	Business Loan Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated October 15, 2007[10]
10.13	First Amendment Agreement between Bank of America, N.A. and Calavo Growers, Inc., dated August 28, 2008[11]
10.14	Form of Stock Option Agreement[12]
10.15	Amendment No. 2 to Loan Agreement dated as of July 31, 2009 between Calavo Growers, Inc. and Bank of America, N.A.[13]
10.16	Amendment to Term Loan Agreement between Farm Credit West, PCA, and Calavo Growers, Inc [14]
10.17	Amendment No. 3 to Loan Agreement dated February 9, 2010 between Bank of America, N.A. and Calavo Growers, Inc. [15]
10.18	2011 Management Incentive Plan of Calavo Growers, Inc. [16]
10.19	Retention Bonus Agreement between Lecil E. Cole and Calavo Growers, Inc. [17]
10.20	Term Revolving Credit Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011. [20]
10.21	Term Loan Agreement between Farm Credit West, PCA and Calavo Growers, Inc. as of May 31, 2011. [20]
10.22	Amendment to Term Revolving Credit Agreement between FCW and Calavo Growers, Inc. dated May 31, 2011. [21]
10.23	Amendment No. 4 to Loan Agreement dated as of September 30, 2011 between Calavo Growers, Inc. and Bank of America, N.A. [22]
10.24	Amendment No. 2 to Term Revolving Credit Agreement dated October 31, 2012 between Farm Credit West, PCA and Calavo Growers, Inc. [23]
10.25	Amendment No. 2 to Term Loan Agreement dated October 31, 2012 between Farm Credit West, PCA and Calavo Growers, Inc. [23]
10.26	Amendment No. 2 to Promissory Note dated October 31, 2012 between Farm Credit West, PCA and Calavo Growers, Inc. [23]
10.27	Equity Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]
10.28	Goodwill Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]
10.29	Pledge and Security Agreement dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [24]
10.30	Personal Guaranty dated October 31, 2013 between Calavo Growers, Inc. and Francisco Clouthier. [2]
10.31	Restricted Stock Award Agreement, dated January 9, 2014. [29]
10.32	Restricted Stock Award Agreement, dated January 9, 2014. [29]
10.33	Restricted Stock Award Agreement, dated January 20, 2015. [30]
10.34	Restricted Stock Award Agreement, dated February 6, 2015. [31]
10.35	Amendment to Goodwill Promissory Note *
10.36	Amendment No. 7 to Business Loan Agreement, dated as of January 19, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [32]
10.37	Letter Amendment to Revolving Credit Facility, dated January 19, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [32]
10.38	Letter Amendment to Revolving Credit Facility, dated January 26, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [33]

Exhibit Number	Description
10.39	Amendment No. 8 to Business Loan Agreement, dated as of January 28, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [33]
10.40	Continuing and Unconditional Guaranty, dated as of January 28, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [33]
10.41	Amendment No. 9 to Business Loan Agreement, dated as of May 26, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [34]
10.42	Letter Amendment to Revolving Credit Facility, dated May 26, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [34]
10.43	Credit Agreement, dated as of June 14, 2016, by and among Calavo Growers, Inc., and the subsidiary guarantor identified therein and the lenders and agents names therein. [35]
10.44	Revolving Credit Note, dated as of June 14, 2016, by and among Calavo Growers, Inc., and FCW.[35]
10.45	First Amendment to Credit Agreement dated August 29, 2016. [36]
10.46	Agreement to Sell and Purchase and Escrow Instructions with Fresh Foods, LLC, a Delaware limited liability company dated August 3, 2016. [37]
10.47	First Amendment Agreement to Sell and Purchase and Escrow Instructions, by and among Calavo Growers, Inc., and Fresh Foods, LLC. [38]
10.48	Agreement to Sell and Purchase & Escrow instructions with Fresh Foods, LLC dated August 3, 2016 [38]
10.49	Agreement to Sell and Purchase and Escrow instructions with Pac West Group Inc. dated December 21, 2016. *
21.1	Subsidiaries of Calavo Growers, Inc. [1]
23.1	Consent of Deloitte & Touche LLP. *
23.2	Consent of Ernst & Young LLP. *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *
32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *
101

The following financial information from the Annual Report on Form 10-K of Calavo Growers, Inc. for the year ended October 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of October 31, 2016 and 2015; (2) Consolidated Statements of Income for the years ended October 31, 2016, 2015 and 2014; (3) Consolidated Statements of Comprehensive Income for the years ended October 31, 2016, 2015, and 2014; (4) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2016, 2015, and 2014; (5) Consolidated Statements of Cash Flows for the years ended October 31, 2016, 2015 and 2014; and (6) Notes to Financial Statements. *

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

32Previously filed on January 19, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

33Previously filed on January 26, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

34Previously filed on May 26, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

35Previously filed on June 14, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

36Previously filed on August 29, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

37Previously filed on September 8, 2016 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

38Previously filed on November 1, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.