Form 10-Q
period 2017-01-31
CALAVO GROWERS INC
filed 2017-03-10
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

Registrant's number of shares of common stock outstanding as of January 31, 2017 was 17,522,709

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo Growers, Inc. and its consolidated subsidiaries (Calavo, the Company, we, us or our) may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, margins, expenses, earnings, earnings per share, tax provisions, cash flows, currency exchange rates, the impact of acquisitions or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic trends and events; the competitive pressures faced by Calavo's businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs; integration and other risks associated with business combinations; the hiring and retention of key employees; the resolution of pending investigations, legal claims and tax disputes; and other risks that are described herein, including, but not limited to, the items discussed in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, and those detailed from time to time in our other filings with the Securities and Exchange Commission. Calavo assumes no obligation and does not intend to update these forward-looking statements.

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	January 31,	October 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$7,586	$13,842
Accounts receivable, net of allowances of $2,297 (2017) $2,063 (2016)	76,378	70,101
Inventories, net	24,409	31,849
Prepaid expenses and other current assets	6,554	14,402
Advances to suppliers	6,175	4,425
Income taxes receivable	2,675	334
Total current assets	123,777	134,953
Property, plant, and equipment, net	114,581	87,837
Investment in Limoneira Company	29,386	34,036
Investment in unconsolidated entities	24,486	24,652
Deferred income taxes	16,641	14,944
Goodwill	18,262	18,262
Other assets	19,892	13,249
	$347,025	$327,933
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$16,484	$20,965
Trade accounts payable	23,575	22,447
Accrued expenses	24,683	31,095
Short-term borrowings	59,500	19,000
Dividend payable	—	15,696
Current portion of long-term obligations	132	138
Total current liabilities	124,374	109,341
Long-term liabilities:
Long-term obligations, less current portion	417	445
Deferred rent	2,298	2,307
Total long-term liabilities	2,715	2,752
Commitments and contingencies
Noncontrolling interest, Calavo Salsa Lisa	771	771
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,523 (2017) and 17,440 (2016) shares issued and outstanding)	18	17
Additional paid-in capital	151,575	149,748
Accumulated other comprehensive income	3,591	6,544
Noncontrolling interest	934	962
Retained earnings	63,047	57,798
Total shareholders' equity	219,165	215,069
	$347,025	$327,933

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended
	January 31,
	2017	2016

Net sales	$226,554	$204,575
Cost of sales	204,630	183,577
Gross margin	21,924	20,998
Selling, general and administrative	13,826	10,921
Operating income	8,098	10,077
Interest expense	(247)	(217)
Other income (loss), net	(69)	241
Income before provision for income taxes	7,782	10,101
Provision for income taxes	2,561	3,725
Net income	5,221	6,376
Less: Net loss (income) attributable to noncontrolling interest	28	(27)
Net income attributable to Calavo Growers, Inc.	$5,249	$6,349

Calavo Growers, Inc.’s net income per share:
Basic	$0.30	$0.37
Diluted	$0.30	$0.37

Number of shares used in per share computation:
Basic	17,374	17,322
Diluted	17,430	17,386

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended
	January 31,
	2017	2016

Net income	$5,221	$6,376
Other comprehensive loss, before tax:
Unrealized investment losses	(4,650)	(5,670)
Income tax benefit related to items of other comprehensive loss	1,697	2,070
Other comprehensive loss, net of tax	(2,953)	(3,600)
Comprehensive income	2,268	2,776
Less: Net loss (income) attributable to noncontrolling interest	28	(27)
Comprehensive income – Calavo Growers, Inc.	$2,296	$2,749

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended January 31,
	2017	2016

Cash Flows from Operating Activities:
Net income	$5,221	$6,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,293	2,103
Loss (income) from unconsolidated entities	166	(146)
Stock compensation expense	1,827	462
Deferred income taxes	—	598
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(6,277)	(15,516)
Inventories, net	7,440	(739)
Prepaid expenses and other current assets	370	(1,443)
Advances to suppliers	(1,750)	2,820
Income taxes receivable/payable	(2,341)	3,102
Other assets	388	372
Payable to growers	(4,480)	7,237
Deferred rent	(9)	—
Trade accounts payable and accrued expenses	(1,159)	3,814
Net cash provided by operating activities	1,689	9,040
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(31,223)	(4,411)
Proceeds received for repayment of San Rafael note	108	28
Investment in FreshRealm	(1,600)	—
Proceeds received for repayment of loan to Agricola Don Memo	—	4,000
Net cash used in investing activities	(32,715)	(383)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(15,696)	(13,907)
Proceeds from revolving credit facility	64,500	61,390
Payments on revolving credit facility	(24,000)	(54,300)
Payments on long-term obligations	(34)	(823)
Net cash provided by (used in) in financing activities	24,770	(7,640)
Net increase (decrease) in cash and cash equivalents	(6,256)	1,017
Cash and cash equivalents, beginning of period	13,842	7,171
Cash and cash equivalents, end of period	$7,586	$8,188
Noncash Investing and Financing Activities:
Construction in progress included in trade accounts payable and accrued expenses	$2,049	$4
Unrealized holding losses	$(4,650)	$(5,670)

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

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company’s early adoption of the amendments resulted in an income tax benefit of approximately $0.3 million on the Company's fiscal first quarter net earnings.

In July 2015, the FASB issued an ASU for measuring inventory.  The core principal of the guidance is that an entity should measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this new standard beginning in the three months ended January 31, 2017. The adoption of the amendment did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

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

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt the amendments in the first quarter of fiscal 2019. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are evaluating the impact of the adoption of this amended accounting standard on our financial condition, result of operations and cash flows, but we do not expect the adoption of this accounting standard to have a significant effect.

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

	Three months ended January 31, 2017				Three months ended January 31, 2016

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$104,716	$—	$—	$104,716	$95,222	$—	$—	$95,222
Tomatoes	5,158	—	—	5,158	16,030	—	—	16,030
Papayas	2,362	—	—	2,362	2,214	—	—	2,214
Other fresh products	97	—	—	97	121	—	—	121
Food service	—	13,052	—	13,052	—	12,637	—	12,637
Retail and club	—	6,437	98,047	104,484	—	5,322	76,783	82,105
Total gross sales	112,333	19,489	98,047	229,869	113,587	17,959	76,783	208,329
Less sales incentives	(274)	(2,701)	(340)	(3,315)	(441)	(2,471)	(842)	(3,754)
Net sales	$112,059	$16,788	$97,707	$226,554	$113,146	$15,488	$75,941	$204,575

	Fresh	Calavo
	products	Foods	RFG	Total

	(All amounts are presented in thousands)

Three months ended January 31, 2017
Net sales	$112,059	$16,788	$97,707	$226,554
Cost of sales	104,208	11,697	88,725	204,630
Gross margin	$7,851	$5,091	$8,982	$21,924

Three months ended January 31, 2016
Net sales	$113,146	$15,488	$75,941	$204,575
Cost of sales	102,651	9,984	70,942	183,577
Gross margin	$10,495	$5,504	$4,999	$20,998

For the three months ended January 31, 2017 and 2016, inter-segment sales and cost of sales of $0.1 million and $0.2 million between Fresh products and RFG were eliminated.  For the three months ended January 31, 2017 and 2016, inter-segment sales and cost of sales of $0.9 million and $0.7 million between Calavo Foods and RFG were eliminated.

3.Inventories

Inventories consist of the following (in thousands):

	January 31,	October 31,
	2017	2016

Fresh fruit	$10,481	$17,126
Packing supplies and ingredients	8,044	7,605
Finished prepared foods	5,884	7,118
	$24,409	$31,849

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary reserves of inventory based on our assessment of market conditions.  No inventory reserve was considered necessary as of January 31, 2017. We recorded an adjustment of $1.1 million to adjust our fresh fruit inventory to the lower of cost or net realizable value as of October 31, 2016.

4.Related party transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers.  During the three months ended January 31, 2017 and 2016, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.5 million and $0.2 million.  Amounts payable to these Board members were $0.5 million as of January 31, 2017.  We did not have any amounts payable to these Board members as of October 31, 2016.

During the three months ended January 31, 2017 and 2016, we received $0.1 million as dividend income from Limoneira Company (Limoneira).  In addition, we lease office space from Limoneira and paid rental expenses of $0.1 million for the three months ended January 31, 2017 and 2016. Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company. We have a 12% ownership interest in Limoneira. Additionally, our Chief Executive Officer is a member of the Limoneira Board of Directors.

We currently have a member of our Board of Directors who also serves as a partner in the law firm of TroyGould PC, which frequently represents Calavo as legal counsel. During the three months ended January 31, 2017 and 2016, Calavo Growers, Inc. paid fees totaling approximately $0.1 million to TroyGould PC.

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

As of January 31, 2017 and October 31, 2016, we have an investment of $3.5 million and $3.7 million, representing Calavo Sub’s 50% ownership in Don Memo, which is included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. As of January 31, 2017 and October 31, 2016, we had advanced $1.8 million and $0.9 million to Don Memo. During the three months ended January 31, 2017 and 2016, we recorded $0.7 million and $1.9 million of expenses to Don Memo pursuant to our consignment agreement.

We had grower advances due from Belher of $4.4 million as of January 31, 2017 and October 31, 2016.  In addition, we had infrastructure advances due from Belher of $0.8 million as of January 31, 2017 and October 31, 2016.  Of these infrastructure advances $0.2 million was recorded as receivable in prepaid and other current assets.  The remaining $0.6 million of these infrastructure advances are recorded in other assets. During the three months ended January 31, 2017 and 2016, we recorded $3.8 million and $12.1 million of expenses to Belher pursuant to our consignment agreement.

In August 2015, we entered into Shareholder’s Agreement with various partners and created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”).  Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados.  This entity is approximately 80% owned by Calavo and is consolidated in our financial statements.  Avocados de Jalisco has built a packinghouse located in Jalisco, Mexico and such packinghouse is expected to begin operations at the start of Jalisco’s next avocado crop in the early third quarter of 2017. As of  January 31, 2017 and October 31, 2016, we have made preseason advances of approximately $0.2 million to various partners of Avocados de Jalisco.

We have a 46% ownership interest in FreshRealm, LLC (FreshRealm).  An officer and three board of directors have made investments into FreshRealm.  In addition, as of January 31, 2017 and October 31, 2016, we have a loan to FreshRealm members of approximately $0.3 million, which is due in May of 2018.  In February 2017, we loaned $0.8 million to FreshRealm.  In addition, two other FreshRealm members have loaned approximately $0.8 million to FreshRealm.  In total, this $1.5 million is considered a bridge loan, expected to be repaid from proceeds from futher rounds of financing.  This loan incurs interest at 4% and is due April 16, 2017.

The three previous owners and current executives of RFG have a majority ownership of certain entities that provide various services to RFG.  RFG’s California operating facility leases a building from LIG partners, LLC (LIG) pursuant to an operating lease.  RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease.  LIG and THNC are majority owned by entities owned by two employees of Calavo (current executives of RFG). See the following tables for the related party activity for the three months ended January 31, 2017 and 2016:

	Three months ended January 31,
(in thousands)	2017	2016
Rent paid to LIG	$135	$131
Rent paid to THNC, LLC	$76	$76

5.Other assets

Other assets consist of the following (in thousands):

	January 31,	October 31,
	2017	2016

Intangibles, net	$3,076	$3,365
Mexican IVA (i.e. value-added) taxes receivable	13,905	6,962
Grower advances	—	49
Infrastructure advance to Agricola Belher	600	600
Loan to FreshRealm members	307	318
Notes receivable from San Rafael	821	928
Other	1,183	1,027
	$19,892	$13,249

Intangible assets consist of the following (in thousands):

		January 31, 2017			October 31, 2016
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	8.0 years	$7,640	$(5,481)	$2,159	$7,640	$(5,241)	$2,399
Trade names	8.2 years	2,760	(2,417)	343	2,760	(2,380)	380
Trade secrets/recipes	9.3 years	630	(331)	299	630	(319)	311
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(267)	—	267	(267)	—
Intangibles, net		$11,572	$(8,496)	$3,076	$11,572	$(8,207)	$3,365

We anticipate recording amortization expense of approximately $0.8 million for the remainder of fiscal 2017, with $1.1 million for fiscal year 2018, $0.7 million for fiscal year 2019, $0.1 million for fiscal year 2020, and $0.1 million for years thereafter, through fiscal year 2023.

See Note 11 for additional information related to Mexican IVA taxes.

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

On January 4, 2017, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares).  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $62.65.  On January 3, 2018, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Management Incentive Plan. The total recognized stock-based compensation expense for these grants was $0.1 million for the three months ended January 31, 2017.

On December 19, 2016, our executive officers were granted a total of 70,327 restricted shares.  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $56.20.  These shares vest in one-third increments, on an annual basis, beginning December 19, 2017. These shares were granted pursuant to our 2011 Management Incentive Plan. The total recognized stock-based compensation expense for these grants was $0.1 million for the three months ended January 31, 2017.

On January 6, 2017, our Chief Operating Officer resigned from Calavo.  His unvested portion of restricted stock of 12,800 shares issued in December of 2016 and January of 2016 was forfeited. On January 25, 2017, as part of his resignation he was granted 12,800 shares of unrestricted stock, which immediately vested.  The closing price of our stock on such date was $58.05. We recorded for this grant $0.7 million of stock-based compensation expense for the three months ended January 31, 2017.

On February 2, 2017, our Vice President of Foods the Division retired from Calavo for medical reasons.  In January 2017, the board of directors agreed that his unvested portion of restricted stock of 13,040 shares shall be vested due to the medical reasons provision in the restricted stock agreements. We recorded with this vesting $0.5 million of stock-based compensation expense for the three months ended January 31, 2017.

In January 2017, our Board of Directors approved the issuance of options to acquire a total of 10,000 shares of our common stock to one member of our Board of Directors.  Such grant vests in equal increments over a five-year period and has an exercise price of $56.65 per share.  Vested options have an exercise period of five years from the vesting date.  The market price of our common stock at the grant date was $56.65.  The estimated fair market value of such option grant was approximately $0.2 million.  The total compensation cost not yet recognized as of January 31, 2017 was approximately $0.2 million, which will be recognized over the remaining service period of 60 months.

The value of each option award is estimated using a lattice-based option valuation model.  We primarily consider the following assumptions when using these models:  (1) expected volatility, (2) expected dividends, (3) expected life and (4) risk-free interest rate.  Such models also consider the intrinsic value in the estimation of fair value of the option award.

Prior to November 1, 2016, stock-based compensation expense was recorded net of estimated forfeitures our consolidated statements of income and, accordingly, was recorded for only those stock-based awards that the we expected to vest. We estimated the forfeiture rate based on historical forfeitures of equity awards and adjusted the rate to reflect changes in facts and circumstances, if any. We revised our estimated forfeiture rate if actual forfeitures differed from its initial estimates.

Effective as of November 1, 2016, we adopted a change in accounting policy in accordance with ASU 2016-09, “Compensation—Stock Compensation (Topic 718)” to account for forfeitures as they occur. The change was applied on a modified retrospective basis, and no prior periods were restated as a result of this change in accounting policy.

We measure the fair value of our stock option awards on the date of grant.  The following assumptions were used in the estimated grant date fair value calculations for stock options issued in first quarter of 2017:

Risk-free interest rate	1.84%
Expected volatility	42.09%
Dividend yield	1.59%
Expected life (years)	5.0

A summary of restricted stock activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2016	84	$44.76
Vested	(69)	$52.23
Forfeited	(13)	$53.66
Granted	103	$57.62
Outstanding at January 31, 2017	105	$54.63	$5,824

The total recognized stock-based compensation expense for restricted stock was $1.8 million and $0.5 million for the three months ended January 31, 2017 and 2016.

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2016	8	$18.05
Outstanding at January 31, 2017	8	$18.05	$442
Exercisable at January 31, 2017	8	$18.05	$442

At January 31, 2017, outstanding and exercisable stock options had a weighted-average remaining contractual term of 2.3 years.  The total recognized and unrecognized stock-based compensation expense was insignificant for the three months ended January 31, 2017.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average
		Exercise	Aggregate
	Number of Shares	Price	Intrinsic Value
Outstanding at October 31, 2016	11	$23.33
Granted	10	$56.65
Outstanding at January 31, 2017	21	$39.20	$337
Exercisable at January 31, 2017	9	$23.29	$288

At January 31, 2017, outstanding and exercisable stock options had a weighted-average remaining contractual term of 5.9 years.  The total recognized and unrecognized stock-based compensation expense was insignificant for the three months ended January 31, 2017.

7.Other events

Dividend payment

On December 8, 2016, we paid a $0.90 per share dividend in the aggregate amount of $15.7 million to shareholders of record on November 17, 2016.

Riverside Facility

On November 1, 2016, we acquired certain real property, consisting of land, a refrigerated building and select production and office equipment located at 1730 Eastridge Avenue, Riverside, California (collectively, the “Property”) from Fresh Foods, LLC (the “Seller”) for total consideration of approximately $19.4 million.

We intend to operate the refrigerated facility as part of our network of USDA and organic certified fresh food facilities.

The acquisition of the Property was effected in connection with a potential reverse exchange pursuant to Section 1031 of the Internal Revenue Code.

   Temecula Facility

   In January 2017, our agreement with Pac West Group Inc., a Delaware limited liability company (“Buyer I”), pursuant to which we would sell certain real property located at 28410 Vincent Moraga Drive, Temecula, California (collectively, the “Temecula Property”), was terminated by mutual agreement between Buyer I and seller (us)..

   On March 1, 2017, however, we entered into a new agreement with Southern California Investors, a California corporation, for the sale of the Temecula Property under substantially similar terms to those in the original agreement with Buyer I.

   The proceeds from any future sale, subject to completion within the appropriate time period, is expected be used in conjunction with the recently completed acquisition of 1730 Eastridge Avenue, Riverside, California, to complete a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code.

Litigation

We are currently a named defendant in two class action lawsuits filed in Superior state courts in California alleging violations of California wage-and-hour laws, failure to pay overtime, failure to pay for missed meal and rest periods, failure to provide accurate itemized wage statements, failure to pay all wages due at the time of termination or resignation, as well as statutory penalties for violation of the California Labor Code and Minimum Wage Order-2014.  We are still assessing the claims and assertions made by the plaintiffs.  We intend to aggressively challenge the merits of each lawsuit.  At this time, we are not able to predict either the outcome of these lawsuits or estimate a potential range of loss with respect to said lawsuits.

From time to time, we are also involved in other litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

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

    Additionally, we also received notice from Mexico's Federal Tax Administration Service, Servicio de Administracion Tributaria (SAT), that our wholly-owned Mexican subsidiary, Calavo de Mexico, is currently under examination related to fiscal year 2013.  In January 2017 we received preliminary observations from SAT outlining certain proposed adjustments primarily related to intercompany funding deductions for services from certain vendors/suppliers and VAT. We will provide a written rebuttal to these preliminary observation during our second fiscal quarter of 2017.

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

The following table sets forth our financial assets and liabilities as of January 31, 2017 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$29,386	-	-	$29,386
Total assets at fair value	$29,386	$-	$-	$29,386

(1)

The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock.  We currently own approximately 12% of Limoneira’s outstanding common stock.  These securities are measured at fair value by quoted market prices.  Limoneira’s stock price at January 31, 2017 and October 31, 2016 equaled $17.00 per share and $19.69 per share.  Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding losses arising during the three months ended January 31, 2017 and 2016 was $4.7 million and $5.7 million.

9.Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Salsa Lisa and Avocados de Jalisco (in thousands).

	Three months ended	Three months ended
Salsa Lisa noncontrolling interest	January 31, 2017	January 31, 2016

Noncontrolling interest, beginning	$771	$285
Accretion attributable to noncontrolling interest of Salsa Lisa	—	—
Noncontrolling interest, ending	$771	$285

	Three months ended	Three months ended
Avocados de Jalisco noncontrolling interest	January 31, 2017	January 31, 2016

Noncontrolling interest, beginning	$962	$1,011
Net income (loss) attributable to noncontrolling interest of Avocados de Jalisco	(28)	27
Noncontrolling interest, ending	$934	$1,038

10.Earnings per share

Basic and diluted net income per share is calculated as follows (U.S. dollars in thousands, exept share and per share data):

	Three months ended January 31,
	2017	2016
Numerator:
Net Income attributable to Calavo Growers, Inc.	$5,249	$6,349
Denominator:
Weighted average shares - Basic	17,373,610	17,322,225
Effect on dilutive securities – Restricted stock/options	56,379	63,991
Weighted average shares - Diluted	17,429,989	17,386,216
Net income per share attributable to Calavo Growers, Inc:
Basic	$0.30	$0.37
Diluted	$0.30	$0.37

11.Mexican IVA taxes receivable

Included in prepaids & other current assets and other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance.  CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of January 31, 2017 and October 31, 2016, CDM IVA receivables totaled $13.9 million and $14.2 million.  Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis.  Beginning in fiscal 2014 and continuing into fiscal 2017, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation.  Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations.  We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities.  Currently, we are in the process of collecting such balances through regular administrative processes, but certain amounts may ultimately need to be recovered via legal means.  We believe that our operations in Mexico are properly documented and that the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts.  We will continue to monitor the collection of these receivables with our outside consultants.

During the first quarter of fiscal 2017, tax authorities informed us that their internal opinion, based on the information provided by local SAT office in Uruapan, considers that CDM is not properly documented relative to its declared tax structure and therefore CDM cannot claim the refundable VAT balance.  CDM has strong arguments and supporting documentation to sustain its declared tax structure for VAT and income tax purposes.  CDM decided to start an administrative appeal for the VAT related to the request of the months of July, August and September of 2015 in order to assert its argument that CDM is properly documented and to therefore change the SAT’s internal assessment.  CDM is expected to have a resolution to this matter in the second or third quarter of fiscal 2017. Based on the information mentioned above, in the first quarter of fiscal 2017, we reclassified the total CDM IVA balance from prepaid and other current assets to other assets. As of October 31, 2016, $7.3 million of CDM IVA were recorded in prepaids and other current assets.  As of January 31, 2017 and October 31, 2016, $13.9 million and $7.0 million of CDM IVA receivables were recorded in other assets.

12.Subsequent event

Pursuant to the Amended and Restated Limited Liability Company Agreement dated February 8, 2010 entered into by Calavo Growers, Inc., Calavo Salsa Lisa LLC, Lisa’s Salsa Company, Elizabeth Nicholson and Eric Nicholson we purchased the remaining 35 percent ownership of Calavo Salsa Lisa for $1.0 million.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended October 31, 2016 of Calavo Growers, Inc. (we, Calavo, or the Company).

Recent Developments

Dividend payment

On December 8, 2016, we paid a $0.90 per share dividend in the aggregate amount of $15.7 million to shareholders of record on November 17, 2016.

Litigation

We are currently a named defendant in two class action lawsuits filed in Superior state courts in California alleging violations of California wage-and-hour laws, failure to pay overtime, failure to pay for missed meal and rest periods, failure to provide accurate itemized wage statements, failure to pay all wages due at the time of termination or resignation, as well as statutory penalties for violation of the California Labor Code and Minimum Wage Order-2014.  We are still assessing the claims and assertions made by the plaintiffs.  We intend to aggressively challenge the merits of each lawsuit.  At this time, we are not able to predict either the outcome of these lawsuits or estimate a potential range of loss with respect to said lawsuits.

From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Net Sales

The following table summarizes our net sales by business segment for each of the three months ended January 31, 2017 and 2016:

	Three months ended January 31,
(in thousands)	2017	Change	2016

Net sales:
Fresh products	$112,059	(1.0)%	$113,146
Calavo Foods	16,788	8.4%	15,488
RFG	97,707	28.7%	75,941
Total net sales	$226,554	10.7%	$204,575

As a percentage of net sales:
Fresh products	49.5%		55.3%
Calavo Foods	7.4%		7.6%
RFG	43.1%		37.1%
	100.0%		100.0%

Summary

Net sales for the three months ended January 31, 2017, compared to fiscal 2016, increased by $22.0 million, or 10.7%.  The increase in sales, when compared to the same prior year period, are related to increased sales from the RFG and Calavo Foods segments, partially offset by decreased sales in the Fresh products segment.

The increase in RFG sales was primarily due to increased sales from fresh prepared food and fresh-cut fruit and vegetable products. The increase in Calavo Foods sales during the first quarter of fiscal 2017 was due primarily to increased sales of our guacamole products. The decrease in Fresh product sales is primarily due to a decrease in sales of tomatoes, which were partially offset by increased sales of Mexican and California avocados.  See discussion below for further details.

All three segments of our business are subject to seasonal trends which can impact the volume and/or quality of fruit sourced in any particular quarter.

Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company.  All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

First Quarter 2017 vs. First Quarter 2016

Net sales delivered by the Fresh products business decreased by approximately $1.1 million, or 1.0%, for the first quarter of fiscal 2017, when compared to the same period for fiscal 2016.  As discussed above, this decrease in Fresh product sales during the first quarter of fiscal 2017 was primarily related to decreased sales of tomatoes, partially offset by increased sales of Mexican and California avocados.

Sales of tomatoes decreased to $5.2 million for the first quarter of fiscal 2017, compared to $16.0 million for the same period for fiscal 2016.  The decrease in sales for tomatoes is primarily due to a decrease in the sales price per carton, as well as a decrease in cartons sold.  The sales price per carton decreased by approximately 49.3%, primarily due to a change in weather patterns which resulted in a wider availability of tomatoes in the market.  In addition, we had a decrease in cartons sold to 0.5 million cartons from 0.8 million cartons.

Sales of Mexican sourced avocados increased $9.2 million, or 9.8%, for the first quarter of 2017, when compared to the same prior year period.  This increase was primarily due to an approximately 39.2% increase in the average sales price per carton, which was largely the result of a lower overall industry supply of avocados in the market. Partially offsetting this higher sales price was an approximately 19.8 million pounds, or 21.1%, decrease in the volume of Mexican sourced avocados sold in the quarter.

Sales of California sourced avocados increased $0.5 million, or 77.8%, for the first quarter of 2017, when compared to the same prior year period.  The increase in California sourced avocados was primarily due to an approximately 41.2% increase in the average sales price per carton.  In addition, the pounds of California sourced avocados sold increased approximately 0.2 million pounds, or 25.9%.

Calavo Foods

First Quarter 2017 vs. First Quarter 2016

Sales for Calavo Foods for the quarter ended January 31, 2017, when compared to the same period for fiscal 2016, increased $1.3 million, or 8.4%.  This increase is primarily due to an approximately $1.2 million, or 8.5%, increase in sales of guacamole products in the first quarter of fiscal year 2017, when compared to the same prior year period.  This increase in our guacamole products is primarily due to a 11.1% increase in pounds sold.  In addition, sales of salsa increased by approximately $0.1 million, or 6.5%, primarily due to an increase in pounds sold.

RFG

First Quarter 2017 vs. First Quarter 2016

Sales for RFG for the quarter ended January 31, 2017, when compared to the same period for fiscal 2016, increased $21.8 million, or 28.7%.  The overall increase in sales is primarily due to an increase in sales volume, which we believe results from an increase in demand for the variety of fresh, convenient products that we offer, as well as our ability to expand retail relationships by providing high-quality, fresh foods solutions from our growing national production footprint. In addition, approximately $0.8 million of the increase in sales was due to a change in the presentation of broker commission expenses which was moved to selling, general and administrative expense during the first quarter of fiscal 2017, rather than shown as a reduction in net sales as was done during the first quarter of fiscal 2016.

Gross Margin

The following table summarizes our gross margin and gross margin percentages by business segment for the three months ended January 31, 2017 and 2016:

	Three months ended January 31,
(in thousands)	2017	Change	2016

Gross Margin:
Fresh products	$7,851	(25.2)%	$10,495
Calavo Foods	5,091	(7.5)%	5,504
RFG	8,982	79.7%	4,999
Total gross margin	$21,924	4.4%	$20,998

Gross margin percentages:
Fresh products	7.0%		9.3%
Calavo Foods	30.3%		35.5%
RFG	9.2%		6.6%
Consolidated	9.7%		10.3%

Summary

Our cost of goods sold consists predominantly of fruit costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold.  Gross margin increased by approximately $0.9 million, or 4.4%, for the first quarter of fiscal 2017, when compared to the same period for fiscal 2016. This increase in our gross margin, when compared to the same prior year period, is related to an increase in gross margins at our RFG segment, partially offset by decreases in gross margins from our Fresh products and Calavo Foods segments.

Fresh products

During our three months ended January 31, 2017, as compared to the same prior year period, the decrease in our Fresh products segment gross margin percentage was primarily the result of decreased margins for tomatoes and Mexican sourced avocados.

The gross margin and gross margin percentage for consignment sales, such as tomatoes, are dependent on the average selling prices and volume of fruit we handle, and the competitiveness of the returns that we provide to third-party growers/packers.  The gross margin we earn is generally based on a commission agreed to with each party, which usually is a percentage of the overall selling price. In the first quarter of fiscal year 2017, we had a decrease in gross margin from our consigned tomato sales of approximately $1.8 million, when compared to the same prior year period. The decrease in gross margin is primarily due to a decrease in overall sales for tomatoes, resulting from a 49.3% decrease in the sales price per carton, which in turn, led us to bring fewer cartons to market during the fiscal first quarter of 2017.

For the first quarter of 2017, the gross margin percentage for Mexican sourced avocados decreased to 8.1% compared to 10.3% in the same prior year period.   The decrease in gross margin was primarily due to increased per pound production costs which resulted from the lower volume of Mexican sourced avocados sold during the quarter.

The U.S. Dollar to Mexican Peso exchange rate strengthened in the first quarter of fiscal 2017, when compared to the same period in fiscal 2016. Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products segment.

Calavo Foods

The gross margin percentage for the Calavo Foods segment decreased during our three months ended January 31, 2017 when compared to the same prior year period, primarily due to an increase in fruit costs for guacamole products. Partially offsetting the decrease in gross margins for guacamole products was an approximately $0.2 million increase in gross margins for salsa products.

The U.S. Dollar to Mexican Peso exchange rate strengthened in the first quarter of fiscal 2017 compared to the same prior year period. Note that any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Calavo Foods segment.

RFG

For the quarter ended January 31, 2017, RFG’s gross margin increased $4.0 million, or 79.7%, when compared to the same period for fiscal 2016.  This improved gross margin is reflective of certain economies of scale resulting primarily from significant sales growth, an absence of the raw material challenges (fruit quality and yield) experienced last year and improved capacity utilization at recently expanded production facilities. Benefits from superior fruit quality/yield extend beyond just lower fruit costs, but also reduce other costs, including the labor needed to process such fruit.  The increase in gross margin in the first quarter of fiscal 2017, was enhanced, in part, by a change in the presentation of broker commission expenses, totaling $0.8 million in the first quarter of fiscal 2017, which was moved to selling, general and administrative expense, rather than shown as a reduction in net sales, as was done in prior periods. Without the broker commission impact, gross margins would have increased $3.2 million or 64.6%.

Selling, General and Administrative

	Three months ended January 31,
(in thousands)	2017	Change	2016
	(Dollars in thousands)
Selling, general and administrative	$13,826	26.6%	$10,921
Percentage of net sales	6.1%		5.3%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs.  Selling, general and administrative expenses increased $2.9 million, or 26.6%, for the three months ended January 31, 2017, when compared to the same period for fiscal 2016.  This increase was primarily related to two factors that do not reflect changes in the overall cost structure of the Company, specifically non-recurring expenses related to the resignation and retirement of two corporate officers (approximately $1.2 million) and a change in presentation of broker commission (approximately $0.8 million) to include such costs in selling, general and administrative expenses, which had historically been presented as a reduction in net sales.  In addition to these items, the increase was related to an increase in salaries (approximately $0.6 million, due in part to higher headcount), partially offset by a decrease in audit fees (approximately $0.5 million).

Provision for Income Taxes

	Three months ended January 31,
(in thousands)	2017	Change	2016

Provision (benefit) for income taxes	$2,561	(31.2)%	$3,725
Effective tax rate	32.9%		36.9%

For the first quarter of fiscal 2017, our provision for income taxes was $2.6 million, as compared to $3.7 million in the comparable prior year period. We currently expect our annual effective tax rate to be approximately 36.2% during fiscal 2017, less tax benefits related to the Company’s early adoption of the new Accounting Standards Updated (“ASU”) on the accounting for share-based payment transactions the bulk of which were realized in our fiscal first quarter of 2017.

Liquidity and Capital Resources

Cash provided by operating activities was $1.7 million for the three months ended January 31, 2017, compared to cash provided by operations of $9.0 million for the similar period in fiscal 2016.  Operating cash flows for the three months ended January 31, 2017 reflect our net income of $5.2 million, net increase in non-cash activities (depreciation and amortization, stock compensation expense, deferred income taxes, and income from unconsolidated entities) of $4.3 million and a net decrease in the noncash components of our operating capital of approximately $7.8 million.

Our operating capital decreases includes an increase in accounts receivable of $6.3 million, a decrease in payable to growers of $4.5 million, an increase in income tax receivable of $2.3 million, an increase in advances to suppliers of $1.8 million, a net decrease in accounts payable and accrued expenses of $1.2 million, partially offset by a decrease in inventory of $7.5 million, a decrease in other assets of $0.4 million, and a decrease in prepaid expenses and other current assets of $0.4 million.

The increase in our accounts receivable, as of January 31, 2017 when compared to October 31, 2016, primarily reflects higher sales recorded in the month of January 2017, as compared to October 2016.  The decrease in payable to growers primarily reflects a decrease in our Mexican avocado grower liability due to a decrease in Mexican avocados sold in the first quarter of fiscal 2017 compared to the fourth quarter of fiscal 2016. The decrease in accounts payable and accrued expenses is primarily related to a decrease in our payables related to Mexican avocados. The increase in income tax receivable primarily reflects estimated tax payments for fiscal year 2017. The increase in advances to suppliers primarily reflects more pre-season advances made to Don Memo related to tomatoes in January 2017, compared to October 2016. The decrease in inventory is primarily related to a decrease in the fresh fruit on hand at January 31, 2017. This was primarily driven by a decrease in the volume of Mexican avocados purchased during our first fiscal quarter of 2017, as compared to October 2016.

Cash used in investing activities was $32.7 million for the three months ended January 31, 2017, which primarily related to expansion projects for RFG segment (including the over $19 million purchase for the new Riverside plant which was financed under our existing credit facilities as noted below) and for the Fresh segment, and an investment in FreshRealm of $1.6 million, partially offset by proceeds received from the repayment of the San Rafael note of $0.1 million.

Cash provided by financing activities was $24.8 million for the three months ended January 31, 2017, which related principally to receipts on our credit facilities totaling $40.5 million, partially offset by the payment of our $15.7 million dividend.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing Credit Facility.  Cash and cash equivalents as of Januuary 31, 2017 and October 31, 2016 totaled $7.6 million and $13.8 million. Our working capital at January 31, 2017 was a negative $0.6 million, compared to $25.6 million at October 31, 2016.

We believe that cash flows from operations and the available Credit Facility will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for the next twelve months.  We will continue to evaluate grower recruitment opportunities, expanded relationships with retail and club customers, and exclusivity arrangements with food service companies to fuel growth in each of our business segments.  We have a revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West, as joint lead arranger. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases.  Total credit available under this  new agreement is $80 million, and will expire in June 2021. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our current and past line of credit agreements the weighted-average interest rate was 2.0% and 1.9% at January 31, 2017 and October 31, 2016.  Under these credit facilities, we had $59.5 million and $19.0 million outstanding as January 31, 2017 and October 31, 2016.

    This new Credit Facility contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all such covenants at January 31, 2017.

Contractual Obligations

There have been no material changes to our contractual commitments, from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2016. For a summary of the contractual commitments at October 31, 2016, see Part II, Item 7, in our 2016 Annual Report on Form 10-K.

Impact of Recently Issued Accounting Pronouncements

See Note 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations.  All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes.  The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2017.

(All amounts in thousands)	Expected maturity date January 31,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$7,586	$—	$—	$—	$—	$—	$7,586	$7,586
Accounts receivable (1)	76,378	—	—	—	—	—	76,378	76,378

Liabilities
Payable to growers (1)	$16,484	$—	$—	$—	$—	$—	$16,484	$16,484
Accounts payable (1)	23,575	—	—	—	—	—	23,575	23,575
Current borrowings pursuant to credit facilities (1)	59,500	—	—	—	—	—	59,500	59,500
Fixed-rate long-term obligations (2)	132	94	92	92	92	47	549	578

(1)

We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)

Fixed-rate long-term obligations bear interest rates ranging from 3.5% to 4.3% with a weighted-average interest rate of 4.3%.  We believe that loans with a similar risk profile would currently yield a return of 2.6%.  We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $16,000.

We were not a party to any derivative instruments during the fiscal year.  It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican affiliates transact business primarily in Mexican pesos.  Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy the domestic cash needs of our Mexican affiliates. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates.  Management does, however, evaluate this opportunity from time to time. Total foreign currency translation gains for the three months ended January 31, 2017, net of losses, was $0.1 million. Total foreign currency translation losses for the three months ended January 31, 2016, net of gains, was $0.7 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

See Note 7 in our consolidated financial statements for further information regarding legal proceedings.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part 1, item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2016.  There have been no material changes from the risk factors set forth in such Annual Report on Form 10-K.  However, the risks and uncertainties that we face are not limited to those set forth in the 2016 Form 10-K.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of January 31, 2017 and October 31, 2016; (2) Consolidated Condensed Statements of Income for the three months ended January 31, 2017 and 2016; (3) Consolidated Condensed Statements of Comprehensive Income for the three months ended January 31, 2017 and 2016; (4) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2017 and 2016; and (5) Notes to Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: March 10, 2017
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, President, and
Chief Executive Officer
(Principal Executive Officer)

Date: March 10, 2017
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
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of January 31, 2017 and October 31, 2016; (2) Consolidated Condensed Statements of Income for the three months ended January 31, 2017 and 2016; (3) Consolidated Condensed Statements of Comprehensive Income for the three months ended January 31, 2017 and 2016; (4) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2017 and 2016; and (5) Notes to Unaudited Condensed Financial Statements.