Form 10-Q
period 2017-04-30
CALAVO GROWERS INC
filed 2017-06-08
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Emerging Growth Company ☐
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
Emerging growth company ☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Registrant's number of shares of common stock outstanding as of April 30, 2017 was 17,532,179

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

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	April 30,	October 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$10,468	$13,842
Accounts receivable, net of allowances of $3,620 (2017) $2,063 (2016)	94,970	70,101
Inventories, net	38,634	31,849
Prepaid expenses and other current assets	6,391	14,402
Advances to suppliers	1,491	4,425
Income taxes receivable	—	334
Total current assets	151,954	134,953
Property, plant, and equipment, net	114,272	87,837
Investment in Limoneira Company	35,747	34,036
Investment in unconsolidated entities	27,274	24,652
Deferred income taxes	14,319	14,944
Goodwill	18,262	18,262
Other assets	22,094	13,249
	$383,922	$327,933
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$37,480	$20,965
Trade accounts payable	28,346	22,447
Accrued expenses	26,594	31,095
Income taxes payable	4,350	—
Short-term borrowings	47,500	19,000
Dividend payable	—	15,696
Current portion of long-term obligations	134	138
Total current liabilities	144,404	109,341
Long-term liabilities:
Long-term obligations, less current portion	427	445
Deferred rent	2,286	2,307
Total long-term liabilities	2,713	2,752
Commitments and contingencies
Noncontrolling interest, Calavo Salsa Lisa	—	771
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,532 (2017) and 17,440 (2016) shares issued and outstanding)	18	17
Additional paid-in capital	152,241	149,748
Accumulated other comprehensive income	7,631	6,544
Noncontrolling interest	923	962
Retained earnings	75,992	57,798
Total shareholders' equity	236,805	215,069
	$383,922	$327,933

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,
	2017	2016	2017	2016

Net sales	$270,162	$220,303	$496,716	$424,878
Cost of sales	233,909	193,496	438,539	377,073
Gross margin	36,253	26,807	58,177	47,805
Selling, general and administrative	15,426	11,658	29,252	22,579
Operating income	20,827	15,149	28,925	25,226
Interest expense	(323)	(185)	(570)	(402)
Other income (loss), net	33	273	(36)	514
Income before provision for income taxes	20,537	15,237	28,319	25,338
Provision for income taxes	7,603	5,561	10,164	9,286
Net income	12,934	9,676	18,155	16,052
Less: Net loss (income) attributable to noncontrolling interest	11	13	39	(14)
Net income attributable to Calavo Growers, Inc.	$12,945	$9,689	$18,194	$16,038

Calavo Growers, Inc.’s net income per share:
Basic	$0.74	$0.56	$1.05	$0.93
Diluted	$0.74	$0.56	$1.04	$0.92

Number of shares used in per share computation:
Basic	17,426	17,348	17,402	17,335
Diluted	17,539	17,445	17,486	17,415

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended		Six months ended
	April 30,		April 30,
	2017	2016	2017	2016

Net income	$12,934	$9,676	$18,155	$16,052
Other comprehensive income, before tax:
Unrealized investment gains	6,361	9,179	1,711	3,509
Income tax expense related to items of other comprehensive income	(2,322)	(3,350)	(625)	(1,281)
Other comprehensive income, net of tax	4,039	5,829	1,086	2,228
Comprehensive income	16,973	15,505	19,241	18,280
Less: Net loss (income) attributable to noncontrolling interest	11	13	39	(14)
Comprehensive income – Calavo Growers, Inc.	$16,984	$15,518	$19,280	$18,266

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended April 30,
	2017	2016

Cash Flows from Operating Activities:
Net income	$18,155	$16,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,575	4,286
Provision for losses on accounts receivable	1,424	—
Loss (income) from unconsolidated entities	403	(39)
Stock compensation expense	2,658	1,019
Deferred income taxes	—	597
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(26,293)	(17,282)
Inventories, net	(6,785)	(3,498)
Prepaid expenses and other current assets	(357)	(3,851)
Advances to suppliers	2,934	2,820
Income taxes receivable/payable	4,684	7,580
Other assets	(1,321)	31
Payable to growers	16,516	15,686
Deferred rent	(21)	—
Trade accounts payable and accrued expenses	6,709	2,944
Net cash provided by operating activities	23,281	26,345
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(34,093)	(9,198)
Proceeds received for repayment of San Rafael note	216	28
Investment in FreshRealm	(4,625)	—
Proceeds received for repayment of loan to Agricola Don Memo	—	4,000
Net cash used in investing activities	(38,502)	(5,170)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(15,696)	(13,907)
Proceeds from revolving credit facility	83,500	106,380
Payments on revolving credit facility	(55,000)	(111,300)
Purchase of noncontrolling interest of Salsa Lisa	(1,000)	—
Payments on long-term obligations	(22)	(1,631)
Proceeds from stock option exercises	65	—
Net cash provided by (used in) in financing activities	11,847	(20,458)
Net increase (decrease) in cash and cash equivalents	(3,374)	717
Cash and cash equivalents, beginning of period	13,842	7,171
Cash and cash equivalents, end of period	$10,468	$7,888
Noncash Investing and Financing Activities:
Property, plant, and equipment included in trade accounts payable and accrued expenses	$863	$143
Unrealized holding losses	$1,711	$3,509

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of the business

Business

Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and an expanding provider of value-added fresh food.  Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers on a worldwide basis.  We procure avocados principally from California and Mexico.  Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and Hawaiian grown papayas, (ii) process and package fresh cut fruit and vegetables, salads, wraps, sandwiches, fresh snacking products and a variety of prepared deli items and (iii) produce and package guacamole and salsa.

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

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU"), Improvements to Employee Share-Based Payment Accounting, which simplified several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new standard requires excess tax benefits or deficiencies for share-based payments to be recognized as income tax benefit or expense, rather than within additional paid-in capital, when the awards vest or are settled. Furthermore, cash flows related to excess tax benefits are required to be classified as operating activities in the statement of cash flows rather than financing activities.The Company’s early adoption of the amendments resulted in an income tax benefit of approximately $0.3 million on the Company’s net earnings in the first quarter of fiscal year 2017.

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

Recently Issued Accounting Standards

In March 2017, the FASB issued an ASU, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that the service cost component of net periodic benefit costs from defined benefit and other postretirement benefit plans be included in the same Statement of Earnings captions as other compensation costs arising from services rendered by the covered employees during the period.  The other components of net benefit cost will be presented in the Statement of Earnings separately from service costs.  Following adoption, only service costs will be eligible for capitalization into manufactured inventories, which should reduce diversity in practice.  This ASU will be effective for us beginning the first day of our 2019 fiscal year. As this ASU only affects presentation and disclosure we do not anticipate a significant impact of adoption on our financial condition, results of operations and cash flows.

In January 2017, the FASB issued an ASU, Business Combinations: Clarifying the Definition of a Business, which adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU will be effective for us beginning the first day of our 2019 fiscal year. Early adoption is permitted. We do not expect this ASU to have an impact until an applicable transaction takes place.

In January 2017, the FASB issued an ASU, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. The ASU permits an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU will be effective for us beginning the first day of our 2021 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In February 2016, the FASB issued an ASU, Leases, which requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This ASU will be effective for us beginning the first day of our 2020 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

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

2.  Information regarding our operations in different segments

We report our operations in three different business segments: (1) Fresh products, (2) Calavo Foods, and (3) RFG.  These three business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. The Fresh products segment includes all operations that involve the distribution of avocados and other fresh produce products.  The Calavo Foods segment represents all operations related to the purchase, manufacturing, and distribution of prepared products, including guacamole and salsa. The RFG segment represents all operations related to the manufacturing and distribution of fresh-cut fruit, ready-to-eat vegetables, recipe-ready vegetables and other fresh prepared food products.  Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate.  We do not allocate assets, or specifically identify them to, our operating segments. Data in the following tables is presented in thousands:

	Three months ended April 30, 2017				Three months ended April 30, 2016

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$142,924	$—	$—	$142,924	$108,197	$—	$—	$108,197
Tomatoes	10,994	—	—	10,994	15,765	—	—	15,765
Papayas	1,955	—	—	1,955	2,226	—	—	2,226
Other fresh products	6	—	—	6	299	—	—	299
Food service	—	14,391	—	14,391	—	12,431	—	12,431
Retail and club	—	5,251	98,028	103,279	—	5,258	79,762	85,020
Total gross sales	155,879	19,642	98,028	273,549	126,487	17,689	79,762	223,938
Less sales incentives	(256)	(2,805)	(326)	(3,387)	(498)	(2,336)	(801)	(3,635)
Net sales	$155,623	$16,837	$97,702	$270,162	$125,989	$15,353	$78,961	$220,303

	Six months ended April 30, 2017				Six months ended April 30, 2016

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$247,643	$—	$—	$247,643	$203,421	$—	$—	$203,421
Tomatoes	16,152	—	—	16,152	31,794	—	—	31,794
Papayas	4,319	—	—	4,319	4,441	—	—	4,441
Other fresh products	101	—	—	101	418	—	—	418
Food service	—	27,682	—	27,682	—	25,069	—	25,069
Retail and club	—	11,449	196,075	207,524	—	10,580	156,545	167,125
Total gross sales	268,215	39,131	196,075	503,421	240,074	35,649	156,545	432,268
Less sales incentives	(533)	(5,506)	(666)	(6,705)	(939)	(4,808)	(1,643)	(7,390)
Net sales	$267,682	$33,625	$195,409	$496,716	$239,135	$30,841	$154,902	$424,878

	Fresh	Calavo
	products	Foods	RFG	Total

Three months ended April 30, 2017
Net sales	$155,623	$16,837	$97,702	$270,162
Cost of sales	131,826	11,237	90,846	233,909
Gross margin	$23,797	$5,600	$6,856	$36,253

Three months ended April 30, 2016
Net sales	$125,989	$15,353	$78,961	$220,303
Cost of sales	111,928	8,764	72,804	193,496
Gross margin	$14,061	$6,589	$6,157	$26,807

For the three months ended April 30, 2017 and 2016, inter-segment sales and cost of sales of $0.2 million and $1.3 million between Fresh products and RFG were eliminated.  For the three months ended April 30, 2017 and 2016, inter-segment sales and cost of sales of $0.6 million between Calavo Foods and RFG were eliminated.

	Fresh	Calavo
	products	Foods	RFG	Total

Six months ended April 30, 2017
Net sales	$267,682	$33,625	$195,409	$496,716
Cost of sales	236,034	22,933	179,572	438,539
Gross margin	$31,648	$10,692	$15,837	$58,177

Six months ended April 30, 2016
Net sales	$239,135	$30,841	$154,902	$424,878
Cost of sales	214,579	18,744	143,750	377,073
Gross margin	$24,556	$12,097	$11,152	$47,805

For the six months ended April 31, 2017 and 2016, inter-segment sales and cost of sales of $0.3 million and $1.4 million between Fresh products and RFG were eliminated.  For the six months ended April 30, 2017 and 2016, inter-segment sales and cost of sales of $1.4 million and $1.3 million between Calavo Foods and RFG were eliminated.

3.Inventories

Inventories consist of the following (in thousands):

	April 30,	October 31,
	2017	2016

Fresh fruit	$23,915	$17,126
Packing supplies and ingredients	8,609	7,605
Finished prepared foods	6,110	7,118
	$38,634	$31,849

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary reserves of inventory based on our assessment of market conditions.  No inventory reserve was considered necessary as of April 30, 2017. We recorded an adjustment of $1.1 million to adjust our fresh fruit inventory to the lower of cost or net realizable value as of October 31, 2016.

4.Related party transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers.  During the three months ended April 30, 2017 and 2016, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $4.7 million and $3.3 million. During the six months ended April 30, 2017 and 2016, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $5.2 million and $3.4 million.  Amounts payable to these Board members were $2.8 million as of April 30, 2017.  We did not have any amounts payable to these Board members as of October 31, 2016.

During the three months ended April 30, 2017 and 2016, we received $0.1 million as dividend income from Limoneira Company (Limoneira).  During the six months ended April 30, 2017 and 2016, we received $0.2 million as dividend income from Limoneira.  In addition, we lease office space from Limoneira and paid rental expenses of $0.1 million for the three and six months ended April 30, 2017 and 2016. Harold Edwards, who is a member of our Board of

Directors, is the Chief Executive Officer of Limoneira Company. We have a 12% ownership interest in Limoneira. Additionally, our Chief Executive Officer is a member of the Limoneira Board of Directors.

We currently have a member of our Board of Directors who also serves as a partner in the law firm of TroyGould PC, which frequently represents Calavo as legal counsel. During the three months ended April 30, 2017 and 2016, Calavo Growers, Inc. paid fees totaling less than $0.1 million to TroyGould PC. During the six months ended April 30, 2017 and 2016, Calavo Growers, Inc. paid fees totaling approximately $0.1 million to TroyGould PC.

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

We loaned a total of $4.0 million to Don Memo since its formation. These monies, effectively a bridge loan, were replaced with a new loan to Don Memo from Bank of America, N.A. (BoA) during our first fiscal quarter of 2016 and our bridge loan was repaid from the proceeds of the new loan. Also, in January 2016, Calavo and BoA, entered into a Continuing and Unconditional Guaranty Agreement (the Guaranty). Under the terms of the Guaranty, Calavo unconditionally guarantees and promises to pay BoA any and all Indebtedness, as defined therein, of our unconsolidated subsidiary Don Memo to BoA. Belo has also entered into a similar guarantee with BoA. These guarantees were entered into in connection with the new loan in the amount of $4.5 million from BoA to Don Memo that closed in January 2016.

As of April 30, 2017 and October 31, 2016, we have an investment of $3.3 million and $3.7 million, representing Calavo Sub’s 50% ownership in Don Memo, which is included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. As of April 30, 2017 and October 31, 2016, we had outstanding advances of $1.6 million and $0.9 million to Don Memo. During the three months ended April 30, 2016, we recorded $0.2 million of expenses to Don Memo pursuant to our consignment agreement. During the six months ended April 30, 2017 and 2016, we recorded $0.7 million and $0.2 million of expenses to Don Memo pursuant to our consignment agreement.

We had grower advances due from Belher of $4.4 million as of April 30, 2017 and October 31, 2016, which are netted against the grower payable.  In addition, we had infrastructure advances due from Belher of $0.8 million as of April 30, 2017 and October 31, 2016.  Of these infrastructure advances $0.2 million was recorded as receivable in prepaid and other current assets.  The remaining $0.6 million of these infrastructure advances are recorded in other assets. During the three months ended April 30, 2017 and 2016, we recorded $9.4 million and $13.4 million of expenses to Belher pursuant to our consignment agreement. During the six months ended April 30, 2017 and 2016, we recorded $13.1 million and $25.5 million of expenses to Belher pursuant to our consignment agreement.

In August 2015, we entered into Shareholder’s Agreement with various partners and created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”).  Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados.  This entity is approximately 80% owned by Calavo and is consolidated in our financial statements.  Avocados de Jalisco has built a packinghouse located in Jalisco, Mexico and such packinghouse is expected to begin operations at the start of Jalisco’s next avocado crop in the third quarter of fiscal 2017. As of April 30, 2017 and October 31, 2016, we have made preseason advances of approximately $0.2 million to various partners of Avocados de Jalisco.

We have an approximate 46% ownership interest in FreshRealm, LLC (FreshRealm).  An officer and three members of our board of directors have made investments into FreshRealm.  In addition, as of April 30, 2017 and October 31, 2016, we have a loan to FreshRealm members of approximately $0.3 million, which is due in May of 2018.  In February 2017, we loaned $0.8 million to FreshRealm.  In addition, two other FreshRealm members have loaned approximately

$0.8 million to FreshRealm.  In total, this $1.5 million is considered a bridge loan, and was repaid in April 2017. In April 2017, in another round of financing, we committed to invest an additional $8.3 million into FreshRealm if and when certain terms and conditions are met. If the certain conditions are met and we invest up to our commitment level of $8.3 million, our ownership percentage in Freshrealm is still expected to remain at approximately 46%. In April 2017, we invested $3.0 million of the $8.3 million committed in FreshRealm.

The  previous owners and current managers of RFG have a majority ownership of certain entities that provide various services to RFG, specifically LIG Partners, LLC and THNC, LLC.  RFG’s California operating facility leases a building from LIG Partners, LLC (LIG) pursuant to an operating lease.  RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease.  See the following tables for the related party activity for the three months ended April 30, 2017 and 2016:

	Three months ended April 30,
(in thousands)	2017	2016
Rent paid to LIG	$135	$131
Rent paid to THNC, LLC	$131	$76

	Six months ended April 30,
(in thousands)	2017	2016
Rent paid to LIG	$269	$262
Rent paid to THNC, LLC	$261	$152

5.Other assets

Other assets consist of the following (in thousands):

	April 30,	October 31,
	2017	2016

Intangibles, net	$2,786	$3,365
Mexican IVA (i.e. value-added) taxes receivable	16,504	6,962
Grower advances	—	49
Infrastructure advance to Agricola Belher	600	600
Loan to FreshRealm members	309	318
Notes receivable from San Rafael	712	928
Other	1,183	1,027
	$22,094	$13,249

Intangible assets consist of the following (in thousands):

		April 30, 2017			October 31, 2016
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	8.0 years	$7,640	$(5,720)	$1,920	$7,640	$(5,241)	$2,399
Trade names	8.2 years	2,760	(2,455)	305	2,760	(2,380)	380
Trade secrets/recipes	9.3 years	630	(344)	286	630	(319)	311
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(267)	—	267	(267)	—
Intangibles, net		$11,572	$(8,786)	$2,786	$11,572	$(8,207)	$3,365

We anticipate recording amortization expense of approximately $0.6 million for the remainder of fiscal 2017, $1.1 million for fiscal year 2018, $0.7 million for fiscal year 2019, $0.1 million for fiscal year 2020, and $0.1 million for each year thereafter, through fiscal year 2023.

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

On January 4, 2017, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares).  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $62.65.  On January 3, 2018, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.3 million for the three months ended April 30, 2017.  The total recognized stock-based compensation expense for these grants was $0.4 million for the six months ended April 30, 2017.

On December 19, 2016, our executive officers were granted a total of 70,327 restricted shares.  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $56.20.  These shares vest in one-third increments, on an annual basis, beginning December 19, 2017. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.3 million for the three months ended April 30, 2017.  The total recognized stock-based compensation expense for these grants was $0.4 million for the six months ended April 30, 2017.

On January 6, 2017, our Chief Operating Officer resigned from Calavo.  His unvested portion of restricted stock of 12,800 shares issued in December of 2016 and January of 2016 was forfeited. On January 25, 2017, as part of his resignation he was granted 12,800 shares of unrestricted stock, which immediately vested.  The closing price of our stock on such date was $58.05. We recorded for this grant $0.7 million of stock-based compensation expense in our fiscal first quarter of 2017.

On February 2, 2017, our Vice President of Foods the Division retired from Calavo for medical reasons.  In January 2017, the board of directors agreed that his unvested portion of restricted stock of 13,040 shares shall be vested due to the medical reasons provision in the restricted stock agreements. As a result, we recorded $0.5 million of stock-based compensation expense in our fiscal first quarter of 2017.

In January 2017, our Board of Directors approved the issuance of options to acquire a total of 10,000 shares of our common stock to one member of our Board of Directors.  Such grant vests in equal increments over a five-year period and has an exercise price of $56.65 per share.  Vested options have an exercise period of five years from the vesting date.  The market price of our common stock at the grant date was $56.65.  The estimated fair market value of such option grant was approximately $0.2 million.  The total compensation cost not yet recognized as of April 30, 2017 was approximately $0.2 million, which will be recognized over the remaining service period of 60 months.

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

We measure the fair value of our stock option awards on the date of grant.  The following assumptions were used in the estimated grant date fair value calculations for stock options issued in first quarter of 2017:

Risk-free interest rate	1.84%
Expected volatility	42.09%
Dividend yield	1.59%
Expected life (years)	5.0

A summary of restricted stock activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2016	84	$44.76
Vested	(69)	$52.23
Forfeited	(13)	$53.66
Granted	103	$57.62
Outstanding at April 30, 2017	105	$54.63	$6,952

The total recognized stock-based compensation expense for restricted stock was $0.8 million and $0.6 million for the three months ended April 30, 2017 and 2016.  The total recognized stock-based compensation expense for restricted stock was $2.7 million and $1.0 million for the six months ended April 30, 2017 and 2016.

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2016	8	$18.05
Exercised	(1)	$14.58
Outstanding at April 30, 2017	7	$18.54	$462
Exercisable at April 30, 2017	7	$18.54	$462

At April 30, 2017, outstanding and exercisable stock options had a weighted-average remaining contractual term of 2.1 years.  The total recognized and unrecognized stock-based compensation expense was insignificant for the three and six months ended April 30, 2017.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2016	11	$23.33
Granted	10	$56.65
Exercised	(1)	21.80
Outstanding at April 30, 2017	20	$40.07	$518
Exercisable at April 30, 2017	8	$23.48	$340

At April 30, 2017, outstanding and exercisable stock options had a weighted-average remaining contractual term of 5.7 years.  The total recognized and unrecognized stock-based compensation expense was insignificant for the three months and six months ended April 30, 2017.

7.Other events

Dividend payment

On December 8, 2016, we paid a $0.90 per share dividend in the aggregate amount of $15.7 million to shareholders of record on November 17, 2016.

Temecula Facility

   In April 2017, our agreement with Southern California Investors, a California corporation, pursuant to which we would sell certain real property located at 28410 Vincent Moraga Drive, Temecula, California (collectively, the “Temecula Property”), was terminated by mutual agreement.

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

Mexico tax audits

    We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in Mexico and the United States.  During our third quarter of fiscal 2016, our wholly-owned subsidiary, Calavo de Mexico (“CDM”), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (“MFM”) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary.  MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (“VAT”).  During our fourth fiscal quarter of 2016, we provided a written rebuttal to MFM’s preliminary observations  and requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman) so that a full discussion of the case between us, the MFM and the PRODECON, as appropriate, can lead to a reconsideration of the MFM findings. We expect that several formal meetings between us, the MFM and the PRODECON will be required before the MFM will reach a conclusion.  The first such meeting occurred during our second fiscal quarter.  We expect another meeting to occur in the coming months. Note that during the meeting and discussion process, the fiscal year 2011 final assessment (previously expected no later February 2017) has been suspended.

    Additionally, we also received notice from Mexico's Federal Tax Administration Service, Servicio de Administracion Tributaria (SAT), that our wholly-owned Mexican subsidiary, Calavo de Mexico, is currently under examination related to fiscal year 2013.  In January 2017 we received preliminary observations from SAT outlining certain proposed adjustments primarily related to intercompany funding deductions for services from certain vendors/suppliers and VAT. We provided a written rebuttal to these preliminary observation during our second fiscal quarter of 2017 which the SAT is in process of analyzing.  During the coming months, we will evaluate our option to request the adoption of a conclusive agreement before the PRODECON which if we do so, will suspend the pending final assessment for fiscal year 2013.

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

The following table sets forth our financial assets and liabilities as of April 30, 2017 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$35,747	-	-	$35,747
Total assets at fair value	$35,747	-	-	$35,747

(1)

The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock.  We currently own approximately 12% of Limoneira’s outstanding common stock.  These securities are measured at fair value by quoted market prices.  Limoneira’s stock price at April 30, 2017 and October 31, 2016 equaled $20.68 per share and $19.69 per share.  Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding gains arising during the three months ended April 30, 2017 and 2016 was $6.4 million and $9.2 million. Unrealized investment holding gains arising during the six months ended April 30, 2017 and 2016 was $1.7 million and $3.5 million.

9.Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Salsa Lisa and Avocados de Jalisco (in thousands).

	Three months	Three months
	ended	ended
Salsa Lisa noncontrolling interest	April 30, 2017	April 30, 2016

Noncontrolling interest, beginning	$771	$285
Purchase of noncontrolling interest of Salsa Lisa	(771)	—
Noncontrolling interest, ending	$—	$285

	Six months	Six months
	ended	ended
Salsa Lisa noncontrolling interest	April 30, 2017	April 30, 2016

Noncontrolling interest, beginning	$771	$285
Purchase of noncontrolling interest of Salsa Lisa	(771)	—
Noncontrolling interest, ending	$—	$285

	Three months	Three months
	ended	ended
Avocados de Jalisco noncontrolling interest	April 30, 2017	April 30, 2016

Noncontrolling interest, beginning	$934	$1,038
Net income (loss) attributable to noncontrolling interest of Avocados de Jalisco	(11)	(13)
Noncontrolling interest, ending	$923	$1,025

	Six months	Six months
	ended	ended
Avocados de Jalisco noncontrolling interest	April 30, 2017	April 30, 2016

Noncontrolling interest, beginning	$962	$1,011
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(39)	14
Noncontrolling interest, ending	$923	$1,025

10.Earnings per share

Basic and diluted net income per share is calculated as follows (data in thousands, except per share data):

	Three months ended April 30,
	2017	2016
Numerator:
Net Income attributable to Calavo Growers, Inc.	$12,945	$9,689
Denominator:
Weighted average shares - Basic	17,426	17,348
Effect on dilutive securities – Restricted stock/options	113	97
Weighted average shares - Diluted	17,539	17,445
Net income per share attributable to Calavo Growers, Inc:
Basic	$0.74	$0.56
Diluted	$0.74	$0.56

	Six months ended April 30,
	2017	2016
Numerator:
Net Income attributable to Calavo Growers, Inc.	$18,194	$16,038
Denominator:
Weighted average shares - Basic	17,402	17,335
Effect on dilutive securities – Restricted stock/options	84	80
Weighted average shares - Diluted	17,486	17,415
Net income per share attributable to Calavo Growers, Inc:
Basic	$1.05	$0.93
Diluted	$1.04	$0.92

11.Mexican IVA taxes receivable

Included in prepaids & other current assets and other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance.  CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of April 30, 2017 and October 31, 2016, CDM IVA receivables totaled $16.5 million and $14.2 million.  Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis.  Beginning in fiscal 2014 and continuing into fiscal 2017, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation.  Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations.  We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities.  Currently, we are in the process of collecting such balances through regular administrative processes, but certain amounts may ultimately need to be recovered via legal means.  We believe that our operations in Mexico are properly documented and that the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts.  We will continue to monitor the collection of these receivables with our outside consultants.

During the first quarter of fiscal 2017, tax authorities informed us that their internal opinion, based on the information provided by local SAT office in Uruapan, considers that CDM is not properly documented relative to its declared tax structure and therefore CDM cannot claim the refundable VAT balance.  CDM has strong arguments and supporting documentation to sustain its declared tax structure for VAT and income tax purposes.  CDM decided to start an administrative appeal for the VAT related to the request of the months of July, August and September of 2015 in order to assert its argument that CDM is properly documented and to therefore change the SAT’s internal assessment.  CDM expects to have a resolution to this matter in the third quarter of fiscal 2017. Based on the information mentioned above, in the first quarter of fiscal 2017, we reclassified the total CDM IVA balance from prepaid and other current assets to other assets. As of October 31, 2016, $7.3 million of CDM IVA were recorded in prepaids and other current assets.  As of April 30, 2017 and October 31, 2016, $16.5 million and $7.0 million of CDM IVA receivables were recorded in other assets.

12.Salsa Lisa

In March 2017, pursuant to the Amended and Restated Limited Liability Company Agreement dated February 8, 2010 entered into by Calavo Growers, Inc., Calavo Salsa Lisa LLC, Lisa’s Salsa Company, Elizabeth Nicholson and Eric Nicholson, we purchased the 35 percent ownership of Calavo Salsa Lisa not held by us for $1.0 million.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended October 31, 2016 of Calavo Growers, Inc. (we, Calavo, or the Company).

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

Net Sales

The following table summarizes our net sales by business segment for each of the three months and six months ended April 30, 2017 and 2016:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2017	Change	2016	2017	Change	2016

Net sales:
Fresh products	$155,623	23.5%	$125,989	$267,682	11.9%	$239,135
Calavo Foods	16,837	9.7%	15,353	33,625	9.0%	30,841
RFG	97,702	23.7%	78,961	195,409	26.2%	154,902
Total net sales	$270,162	22.6%	$220,303	$496,716	16.9%	$424,878

As a percentage of net sales:
Fresh products	57.6%		57.2%	53.8%		56.2%
Calavo Foods	6.2%		7.0%	6.8%		7.3%
RFG	36.2%		35.8%	39.4%		36.5%
	100.0%		100.0%	100.0%		100.0%

Summary

Net sales for the three months ended April 30, 2017, compared to the corresponding period in fiscal 2016, increased by $49.9 million, or 22.6%.  The increase in sales, when compared to the same corresponding prior year period, are related to increases in sales from all segments.  Net sales for the six months ended April 30, 2017, compared to fiscal 2016, increased by $71.8 million, or 16.9%.  The increase in sales, when compared to the same corresponding prior year period, are related to increases in sales from all segments.

For the quarter ended April 30, 2017, our largest percentage increases in sales were in our RFG and Fresh products segments, followed by our Calavo Foods segment, as shown above. The increase in RFG sales was due primarily to increased sales from fresh prepared food, fresh-cut fruit and vegetable products. Our increase in Fresh products sales during the second quarter of fiscal 2017, was due primarily to increased sales of Mexican avocados, which were partially offset by decreased sales of tomatoes and California sourced avocados. The increase in Calavo Foods sales was due primarily to increased sales of our guacamole and salsa products. See discussion below for further details.

For the six months ended April 30, 2017, our largest percentage increase in sales was in our RFG segment, followed by our Fresh products and Calavo Foods segments, as shown above.  The increase in RFG sales was due primarily to increased sales from fresh prepared food, fresh-cut fruit and vegetable products. Our increase in Fresh products sales was due primarily to increased sales of Mexican and California sourced avocados, which were partially offset by decreased sales of tomatoes. The increase in Calavo Foods sales was due primarily to increased sales of our salsa and guacamole products. See discussion below for further details.

All three segments of our business are subject to seasonal trends which can impact the volume and/or quality of fruit sourced in any particular quarter.

Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company.  All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Second Quarter 2017 vs. Second Quarter 2016

Net sales delivered by the Fresh products business increased by approximately $29.6 million, or 23.5%, for the second quarter of fiscal 2017, when compared to the same period for fiscal 2016.  As discussed above, this increase in Fresh product sales during the second quarter of fiscal 2017 was primarily related to increased sales of Mexican avocados, partially offset by decreased sales of tomatoes and California sourced avocados.

Sales of Mexican sourced avocados increased $35.0 million, or 40.9%, for the second quarter of 2017, when compared to the same prior year period.  This increase was primarily due to an approximately 84.5% increase in the average sales price per carton, which was largely related to the current market conditions, in which consumer demand continued to exceed available industry supply. Partially offsetting this higher sales price was a decrease in the volume of Mexican sourced avocados sold in the quarter.

Sales of tomatoes decreased to $11.0 million for the second quarter of fiscal 2017, compared to $15.8 million for the same period for fiscal 2016.  The decrease in sales for tomatoes is primarily due to a decrease in the sales price per carton, as well as a decrease in cartons sold.  The sales price per carton decreased by approximately 20.6%, primarily due to a change in weather patterns which resulted in a wider availability of tomatoes in the market.  In addition, we had a decrease in cartons sold in the quarter.

Sales of California sourced avocados decreased $0.1 million, less than 1%, for the second quarter of 2017, when compared to the same prior year period.  The decrease in California sourced avocados was primarily due to a decrease in the volume of California sourced avocados sold in the quarter, offset by an approximately 104.0% increase in the average sales price per carton.

Six Months Ended 2017 vs. Six Months Ended 2016

Net sales delivered by the Fresh products business increased by approximately $28.5 million, or 11.9%, for the six months ended April 30, 2017, when compared to the same period for fiscal 2016.  As discussed above, this increase in Fresh product sales during the six months ended April 30, 2017, was primarily related to increased sales of Mexican and California sourced avocados, partially offset by a decrease in sales from tomatoes.

Sales of Mexican sourced avocados increased $44.2 million, or 24.6%, for the six months ended April 30, 2017, when compared to the same prior year period.  The increase in Mexican sourced avocados was primarily due to an increase in the average sales price per carton, which increased approximately 60.5% from the same prior year period. The increase in the average sales price per carton is largely related to current market conditions, in which consumer demand continued to exceed available industry supply.  Partially offsetting this increase is a decrease in pounds sold of Mexican sourced avocados.

Sales of California sourced avocados increased $0.4 million, or 1.7%, for the six months ended April 30, 2017, when compared to the same prior year period.  The increase in California sourced avocados was primarily due to an increase in the average sales price per carton, which increased approximately 99.7% from the same prior year period. The increase in the average sales price per carton is primarily related to current market conditions, in which consumer demand continued to exceed available industry supply. Partially offsetting the increase, was a decrease in pounds sold of California avocados.

Partially offsetting the increases noted above was a decrease in sales of  tomatoes, which decreased to $16.2 million for the six months ended April 30, 2017, compared to $31.8 million for the same period for fiscal 2016.  The decrease in sales for tomatoes is primarily due to a decrease in the sales price per carton, as well as a decrease in cartons sold.  The sales price per carton decreased by approximately 36.5%, primarily due to a change in weather patterns which resulted in a wider availability of tomatoes in the market.  In addition, we had a decrease in cartons sold during the period.

Calavo Foods

Second Quarter 2017 vs. Second Quarter 2016

Sales for Calavo Foods for the quarter ended April 30, 2017, when compared to the same period for fiscal 2016, increased $1.5 million, or 9.7%.  This increase is primarily due to an approximate $1.4 million, or 9.5%, increase in sales of guacamole products in the second quarter of fiscal year 2017, when compared to the same prior year period.  This increase in our guacamole products is primarily due to a 13.0% increase in pounds sold.  In addition, sales of salsa increased by approximately $0.1 million, or 12.6%, primarily due to an increase in pounds sold.

Six Months Ended 2017 vs. Six Months Ended 2016

Sales for Calavo Foods for the six months ended April 30, 2017, when compared to the same period for fiscal 2016, increased $2.8 million, or 9.0%.  This increase is primarily due to an approximate $2.6 million, or 9.0%, increase in sales of guacamole products, in the six months ended April 30,  2017, when compared to the same prior year period. This increase in our guacamole products is primarily due to a 11.7% increase in pounds sold.  In addition in the six months ended April 30, 2017, sales of salsa increased by approximately $0.2 million, or 9.3%, primarily due to an increase in pounds sold.

RFG

Second Quarter 2017 vs. Second Quarter 2016

Sales for RFG for the quarter ended April 30, 2017, when compared to the same period for fiscal 2016, increased $18.7 million, or 23.7%.  The overall increase in sales is primarily due to an increase in sales volume, which we believe results from an increase in demand for the variety of fresh, convenient products that we offer, as well as our ability to expand retail relationships by providing high-quality, fresh foods solutions from our growing national production footprint. In addition, approximately $0.6 million of the increase in sales was due to a change in the presentation of broker commission expenses which was moved to selling, general and administrative expense during the first quarter of fiscal 2017, rather than shown as a reduction in net sales as was done during the second quarter of fiscal 2016.

Six Months Ended 2017 vs. Six Months Ended 2016

Sales for RFG for the six months ended April 30, 2017, when compared to the same period for fiscal 2016, increased $40.5 million, or 26.2%.  The overall increase in sales is primarily due to an increase in sales volume, which we believe results from an increase in demand for the variety of fresh, convenient products that we offer, as well as our ability to expand retail relationships by providing high-quality, fresh foods solutions from our growing national production footprint. In addition, approximately $1.4 million of the increase in sales was due to a change in the presentation of broker commission expenses which was moved to selling, general and administrative expense during the first quarter of fiscal 2017, rather than shown as a reduction in net sales as was done during the six months ended for fiscal 2016.

Gross Margin

The following table summarizes our gross margin and gross margin percentages by business segment for the three months and six months ended April 30, 2017 and 2016:

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2017	Change	2016	2017	Change	2016

Gross Margin:
Fresh products	$23,797	69.2%	$14,061	$31,648	28.9%	$24,556
Calavo Foods	5,600	(15.0)%	6,589	10,692	(11.6)%	12,097
RFG	6,856	11.4%	6,157	15,837	42.0%	11,152
Total gross margin	$36,253	35.2%	$26,807	$58,177	21.7%	$47,805

Gross margin percentages:
Fresh products	15.3%		11.2%	11.8%		10.3%
Calavo Foods	33.3%		42.9%	31.8%		39.2%
RFG	7.0%		7.8%	8.1%		7.2%
Consolidated	13.4%		12.2%	11.7%		11.3%

Summary

Our cost of goods sold consists predominantly of fruit and other raw material costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold.  Gross margin increased by approximately $9.4 million, or 35.2%, for the second quarter of fiscal 2017, when compared to the same period for fiscal 2016. Gross margins increased by approximately $10.4 million, or 21.7%, for the first six months of fiscal 2017 when compared to the same period for fiscal 2016.  These increases in our gross margin, when compared to the same prior year periods, are related to increases in gross margin across the Fresh products and RFG segments. Partially offsetting these increases is a decrease in gross margin for our Calavo Foods segment.

Fresh products

During our three and six months ended April 30, 2017, as compared to the same prior year periods, the increase in our Fresh products segment gross margin percentage was primarily the result of increased margins for Mexican and California sourced avocados, partially offset by a decrease in margin for tomatoes. For the second quarter of 2017, the gross margin percentage for Mexican sourced avocados increased to 17.2% compared to 12.9% in the same prior year period.  For the six months ended April 30, 2017, the gross margin percentage for Mexican sourced avocados increased to 13.0% compared to 11.5% in the same prior year period. For the second quarter of 2017, the gross margin percentage for California sourced avocados was 8.3% compared to 5.1% in the same prior year period.  For the six months ended April 30, 2017, the gross margin percentage for California sourced avocados increased to 5.3% compared to 0.6% in the same prior year period. The profit improvement in our fiscal second quarter, was primarily the result of management’s focus and execution on continuous improvement across the operation which helped to complement the current market conditions, in which consumer demand continued to exceed available industry supply.  In addition, U.S. Dollar to Mexican Peso exchange rate was stronger in fiscal 2017, when compared to the same period in fiscal 2016.  Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products segment.  .

The gross margin and gross margin percentage for consignment sales, such as tomatoes, are dependent on the average selling prices and volume of fruit we handle, and the competitiveness of the returns that we provide to third-party growers/packers.The gross margin we earn is generally based on a commission agreed to with each party, which usually is a percentage of the overall selling price. In the second quarter of fiscal year 2017, we had a decrease in gross margin from our consigned tomato sales of approximately $0.6 million, when compared to the same prior year period. For the six months ended April 30, 2017 we had a decrease in gross margin from our consigned tomato sales of approximately $2.4 million, when compared to the same prior year period. The decrease in gross margin is primarily due to a decrease in overall sales for tomatoes, resulting from a 36.5% decrease in the sales price per carton, which in turn, led us to bring fewer cartons to market during the fiscal 2017.

Calavo Foods

The gross margin percentage for the Calavo Foods segment decreased during our three and six months ended April 30, 2017 when compared to the same prior year periods, primarily due to an increase in fruit costs for guacamole products. Partially offsetting the decrease in gross margins for guacamole products was an increase in gross margin for salsa products, approximately $0.1 million for second quarter of fiscal 2017 and $0.3 million for six months ended April 30, 2017. The U.S. Dollar to Mexican Peso exchange rate was stronger in fiscal 2017, when compared to the same period in fiscal 2016. Note that any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Calavo Foods segment.

RFG

For the quarter ended April 30, 2017, RFG’s gross margin increased $0.7 million, or 11.4%, when compared to the same period for fiscal 2016.  For six months ended April 30, 2017, RFG’s gross margins increased $4.7 million, or 42.0%, when compared to the same prior year period. Gross margin in the fiscal second quarter was impacted primarily by costs associated with growth initiatives, specifically costs incurred in ramping up activity at new or recently refurbished RFG plants. The increase in gross margin in the second quarter and first six months of fiscal 2017, was enhanced, in part, by a change in the presentation of broker commission expenses, totaling $0.6 million in the second quarter and $1.4 million in the six months ended of fiscal 2017, which was moved to selling, general and administrative expense, rather than shown as a reduction in net sales, as was done in prior periods. Without the broker commission impact, gross margins would have increased $0.1 million or 1.1% for quarter ended April 30, 2017.  Without the broker commission impact, gross margins would have increased $3.3 million or 29.6% for six months ended April 30, 2017.

Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2017	Change	2016	2017	Change	2016
	(Dollars in thousands)			(Dollars in thousands)
Selling, general and administrative	$15,426	32.3%	$11,658	$29,252	29.6%	$22,579
Percentage of net sales	5.7%		5.3%	5.9%		5.3%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs.  Selling, general and administrative expenses increased $3.8 million, or 32.3%, for the three months ended April 30, 2017, when compared to the same period for fiscal 2016.  Part of this increase was related to a change in the presentation of broker commission (approximately $0.9 million) to include such costs in selling, general and administrative expenses, which had historically been presented as a reduction in net sales. In addition to this item, the increase was related to an increase in bad debt (approximately $1.4 million), an increase in accrued management bonuses (approximately $0.6 million), and an increase in salaries (approximately $0.5 million, due in part to higher headcount).

Selling, general and administrative expenses increased $6.7 million, or 29.6%, for the six months ended April 30, 2017, when compared to the same period for fiscal 2016.  This increase was partly related to two factors that do not reflect changes in the overall cost structure of the Company, specifically a change in presentation of broker commission (approximately $1.4 million) to include such costs in selling, general and administrative expenses, which had historically been presented as a reduction in net sales, and non-recurring expenses related to the resignation and retirement of two corporate officers (approximately $1.2 million).  In addition to these items, the increase was related to an increase in bad debt (approximately $1.4 million), an increase in salaries (approximately $1.0 million, due in part to higher headcount) and an increase related to accrued management bonuses (approximately $0.5 million).

Provision for Income Taxes

	Three months ended April 30,			Six months ended April 30,
(in thousands)	2017	Change	2016	2017	Change	2016

Provision (benefit) for income taxes	$7,603	36.7%	$5,561	$10,164	9.5%	$9,286
Effective tax rate	37.0%		36.5%	35.9%		36.6%

For the second quarter of fiscal 2017, our provision for income taxes was $7.6 million, as compared to $5.6 million in the comparable prior year period. For the six months ended April 30, 2017, our provision for income taxes was $10.2 million, as compared to $9.3 million in the comparable prior year period. We currently expect our annual effective tax rate to be approximately 35.9% during fiscal 2017, less tax benefits related to the Company’s early adoption of the new Accounting Standards Updated (“ASU”) on the accounting for share-based payment transactions the bulk of which were realized in our first fiscal quarter of 2017.

Liquidity and Capital Resources

Cash provided by operating activities was $23.3 million for the six months ended April 30, 2017, compared to cash provided by operations of $26.3 million for the similar period in fiscal 2016.  Operating cash flows for the six months ended April 30, 2017 reflect our net income of $18.2 million, net increase in non-cash activities (depreciation and amortization, provision for losses on accounts receivable, stock compensation expense, and income from unconsolidated entities) of $9.0 million and a net decrease in the non-cash components of our operating capital of approximately $3.9 million.

Our operating capital decreases include an increase in accounts receivable of $26.3 million, an increase in inventory of $6.8 million, an increase in other assets of $1.3 million, an increase in prepaid expenses and other current assets of $0.4 million, partially offset by an increase in payable to growers of $16.5 million, a net increase in accounts payable and accrued expenses of $6.7 million, an increase in income tax payable of $4.7 million and a decrease in advances to suppliers of $2.9 million.

The increase in our accounts receivable, as of April 30, 2017 when compared to October 31, 2016, primarily reflects higher sales recorded in the month of April 2017, as compared to October 2016.  The increase in inventory is primarily related to an increase in the value of  fresh fruit on hand at April 30, 2017. This was primarily driven by an increase in the per unit value of inventory on hand and the volume of California avocados purchased during our second fiscal quarter of 2017, as compared to October 2016. The increase in other assets is due to an increase in Mexican IVA tax receivable (see Note 11 to our consolidated condensed financial statements). The increase in payable to growers primarily reflects an increase in our California avocado grower liability due to an increase in California avocados sold in the second quarter of fiscal 2017 compared to the fourth quarter of fiscal 2016.  The increase in accounts payable and accrued expenses is primarily related to an increase in our payables related to RFG.  The decrease in income tax receivable and increase in income tax payable primarily reflects the tax impact of our current year’s net income. The decrease in advances to suppliers primarily reflects less pre-season advances made to our tomato growers in April 2017, compared to October 2016.

Cash used in investing activities was $38.5 million for the six months ended April 30, 2017, which primarily related to expansion projects for RFG segment (including more than $19 million for purchase of the new Riverside plant which was financed under our existing credit facilities as noted below) and for the Fresh segment, and an investment in FreshRealm of $4.6 million, partially offset by proceeds received from the repayment of the San Rafael note of $0.2 million.

Cash provided by financing activities was $11.8 million for the six months ended April 30, 2017, which related principally to receipts on our credit facilities totaling $28.5 million, partially offset by the payment of our $15.7 million dividend and for the purchase of the noncontrolling interest of Salsa Lisa of $1.0 million

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing Credit Facility.  Cash and cash equivalents as of April 30, 2017 and October 31, 2016 totaled $10.5 million and $13.8 million. Our working capital at April 30, 2017 was $7.6 million, compared to $25.6 million at October 31, 2016.

We believe that cash flows from operations and the available Credit Facility will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for the next twelve months.  We will continue to evaluate grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel growth in each of our business segments.  We have a revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West, as joint lead arranger. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases.  Total credit available under this  new agreement is $80 million, and will expire in June 2021. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our current and past line of credit agreements the weighted-average interest rate was 2.1% and 1.9% at April 30, 2017 and October 31, 2016.  Under these credit facilities, we had $47.5 million and $19.0 million outstanding as April 30, 2017 and October 31, 2016.

    This new Credit Facility contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all such covenants at Apri1 30, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations.  All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes.  The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of April 30, 2017.

(All amounts in thousands)	Expected maturity date April 30,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$10,468	$—	$—	$—	$—	$—	$10,468	$10,468
Accounts receivable (1)	94,970	—	—	—	—	—	94,970	94,970

Liabilities
Payable to growers (1)	$37,480	$—	$—	$—	$—	$—	$37,480	$37,480
Accounts payable (1)	28,346	—	—	—	—	—	28,346	28,346
Current borrowings pursuant to credit facilities (1)	47,500	—	—	—	—	—	47,500	47,500
Fixed-rate long-term obligations (2)	134	103	101	101	101	21	561	589

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

Our Mexican affiliates transact business primarily in Mexican pesos.  Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy the domestic cash needs of our Mexican affiliates. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates.  Management does, however, evaluate this opportunity from time to time. Total foreign currency translation gains for the three months ended April 30, 2017 and 2016, net of losses, was $0.2 million and $0.6 million. Total foreign currency translation gains for the six months ended April 30, 2017, net of losses, was $0.3 million. Total foreign currency translation losses for the six months ended April 30, 2016, net of gains, was $0.1 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended April 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of April 30, 2017 and October 31, 2016; (2) Consolidated Condensed Statements of Income for the three and six months ended April 30, 2017 and 2016; (3) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended April 30, 2017 and 2016; (4) Consolidated Condensed Statements of Cash Flows for the three and six months ended April 30, 2017 and 2016; and (5) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: June 8, 2017
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, President, and
Chief Executive Officer
(Principal Executive Officer)

Date: June 8, 2017
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
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended April 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of April 30, 2017 and October 31, 2016; (2) Consolidated Condensed Statements of Income for the three and six months ended April 30, 2017 and 2016; (3) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended April 30, 2017 and 2016; (4) Consolidated Condensed Statements of Cash Flows for the three and six months ended April 30, 2017 and 2016; and (5) Notes to Unaudited Condensed Consolidated Financial Statements.