Form 10-Q
period 2017-07-31
CALAVO GROWERS INC
filed 2017-09-08
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Registrant's number of shares of common stock outstanding as of July 31, 2017 was 17,533,179

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo Growers, Inc. and its consolidated subsidiaries (Calavo, the Company, we, us or our) may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, margins, expenses, earnings, earnings per share, tax provisions, cash flows, currency exchange rates, the impact of acquisitions or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration (including information technology systems integration) plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic trends and events; the competitive pressures faced by Calavo's businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs; integration and other risks associated with business combinations; the hiring and retention of key employees; the resolution of pending investigations, legal claims and tax disputes; and other risks that are described herein, including, but not limited to, the items discussed in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, and those detailed from time to time in our other filings with the Securities and Exchange Commission. Calavo assumes no obligation and does not intend to update these forward-looking statements.

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	July 31,	October 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$8,871	$13,842
Accounts receivable, net of allowances of $3,720 (2017) and $2,063 (2016)	81,217	70,101
Inventories, net	32,714	31,849
Prepaid expenses and other current assets	6,974	14,402
Advances to suppliers	2,519	4,425
Income taxes receivable	252	334
Total current assets	132,547	134,953
Property, plant, and equipment, net	118,277	87,837
Investment in Limoneira Company	39,342	34,036
Investment in unconsolidated entities	30,850	24,652
Deferred income taxes	13,007	14,944
Goodwill	18,262	18,262
Other assets	23,885	13,249
	$376,170	$327,933
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$27,986	$20,965
Trade accounts payable	30,597	22,447
Accrued expenses	27,771	31,095
Short-term borrowings	38,000	19,000
Dividend payable	—	15,696
Current portion of long-term obligations	137	138
Total current liabilities	124,491	109,341
Long-term liabilities:
Long-term obligations, less current portion	454	445
Deferred rent	2,509	2,307
Total long-term liabilities	2,963	2,752
Commitments and contingencies
Noncontrolling interest, Calavo Salsa Lisa	—	771
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,533 (2017) and 17,440 (2016) shares issued and outstanding)	18	17
Additional paid-in capital	153,073	149,748
Accumulated other comprehensive income	9,914	6,544
Noncontrolling interest	909	962
Retained earnings	84,802	57,798
Total shareholders' equity	248,716	215,069
	$376,170	$327,933

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2017	2016	2017	2016

Net sales	$301,645	$263,146	$798,361	$688,024
Cost of sales	276,793	230,502	715,332	607,575
Gross margin	24,852	32,644	83,029	80,449
Selling, general and administrative	12,698	12,287	41,950	34,866
Operating income	12,154	20,357	41,079	45,583
Interest expense	(227)	(210)	(797)	(612)
Other income (loss), net	588	(115)	552	399
Income before provision for income taxes	12,515	20,032	40,834	45,370
Provision for income taxes	3,719	7,323	13,883	16,609
Net income	8,796	12,709	26,951	28,761
Less: Net loss attributable to noncontrolling interest	14	36	53	22
Net income attributable to Calavo Growers, Inc.	$8,810	$12,745	$27,004	$28,783

Calavo Growers, Inc.’s net income per share:
Basic	$0.51	$0.73	$1.55	$1.66
Diluted	$0.50	$0.73	$1.54	$1.65

Number of shares used in per share computation:
Basic	17,428	17,351	17,412	17,340
Diluted	17,544	17,447	17,507	17,425

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended		Nine months ended
	July 31,		July 31,
	2017	2016	2017	2016

Net income	$8,796	$12,709	$26,951	$28,761
Other comprehensive income, before tax:
Unrealized investment gains (losses)	3,595	(346)	5,307	3,164
Income tax benefit (expense) related to items of other comprehensive income	(1,312)	126	(1,937)	(1,155)
Other comprehensive income (loss), net of tax	2,283	(220)	3,370	2,009
Comprehensive income	11,079	12,489	30,321	30,770
Less: Net loss attributable to noncontrolling interest	14	36	53	22
Comprehensive income – Calavo Growers, Inc.	$11,093	$12,525	$30,374	$30,792

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended July 31,
	2017	2016

Cash Flows from Operating Activities:
Net income	$26,951	$28,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,598	6,507
Provision for losses on accounts receivable	1,220	—
Loss (income) from unconsolidated entities	(90)	132
Stock compensation expense	3,489	1,577
Deferred income taxes	—	598
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(12,336)	(27,969)
Inventories, net	(865)	(10,059)
Prepaid expenses and other current assets	(940)	(3,438)
Advances to suppliers	1,906	820
Income taxes receivable/payable	82	10,897
Other assets	(3,473)	478
Payable to growers	7,023	36,064
Deferred rent	202	1,705
Trade accounts payable and accrued expenses	10,418	8,968
Net cash provided by operating activities	41,185	55,041
Cash Flows from Investing Activities:
Acquisitions of property, plant, and equipment	(41,078)	(15,772)
Proceeds received for repayment of San Rafael note	297	28
Investment in FreshRealm	(7,209)	—
Proceeds received for repayment of loan to Agricola Don Memo	—	4,000
Investment in Agricola Don Memo	(500)	(1,300)
Net cash used in investing activities	(48,490)	(13,044)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(15,696)	(13,907)
Proceeds from revolving credit facility	124,500	178,730
Payments on revolving credit facility	(105,500)	(197,140)
Deferred financing costs	—	(91)
Purchase of noncontrolling interest of Salsa Lisa	(1,000)	—
Payments on long-term obligations	(35)	(2,170)
Proceeds from stock option exercises	65	60
Net cash provided by (used in) in financing activities	2,334	(34,518)
Net increase (decrease) in cash and cash equivalents	(4,971)	7,479
Cash and cash equivalents, beginning of period	13,842	7,171
Cash and cash equivalents, end of period	$8,871	$14,650
Noncash Investing and Financing Activities:
Property, plant, and equipment included in trade accounts payable and accrued expenses	$583	$172
Acquisitions of property, plant, and equipment with capital lease	$43	$—
Unrealized holding gains	$5,307	$3,164

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

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU"), Improvements to Employee Share-Based Payment Accounting, which simplified several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new standard requires excess tax benefits or deficiencies for share-based payments to be recognized as income tax benefit or expense, rather than within additional paid-in capital, when the awards vest or are settled. Furthermore, cash flows related to excess tax benefits are required to be classified as operating activities in the statement of cash flows rather than financing activities. We have elected to account for forfeitures of stock-based awards as they occur. The Company’s early adoption of the amendments resulted in an income tax benefit of approximately $0.3 million on the Company’s net earnings in the first quarter of fiscal year 2017.

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

Recently Issued Accounting Standards

In May 2017, the FASB issued an ASU, Stock Compensation (Topic 718), Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance clarifies that modification accounting will be applied if the value, vesting conditions or classification of the award changes. This ASU will be effective for us beginning the first day of our 2018 fiscal year. We do not anticipate a significant impact on our financial condition, results of operations and cash flows upon  adoption.

In March 2017, the FASB issued an ASU, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that the service cost component of net periodic benefit costs from defined benefit and other postretirement benefit plans be included in the same Statement of Earnings captions as other compensation costs arising from services rendered by the covered employees during the period.  The other components of net benefit cost will be presented in the Statement of Earnings separately from service costs.  Following adoption, only service costs will be eligible for capitalization into manufactured inventories, which should reduce diversity in practice.  This ASU will be effective for us beginning the first day of our 2019 fiscal year. We do not anticipate a significant impact on our financial condition, results of operations and cash flows upon adoption.

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

In October 2016, the FASB issued an ASU, Intra-Entity Transfers of Assets Other Than Inventory, which will require companies to recognize the income tax effects of intra-entity sales and transfers of assets other than inventory, particularly those asset transfers involving intellectual property, in the period in which the transfer occurs. The ASU will be effective for us beginning the first day of our 2019 fiscal year and is not expected to have a significant impact upon adoption.

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

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt the amendments in the first quarter of fiscal 2019. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are evaluating the impact of the adoption of this amended accounting standard on our financial condition, result of operations and cash flows.

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

	Three months ended July 31, 2017				Three months ended July 31, 2016

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$161,183	$—	$—	$161,183	$151,364	$—	$—	$151,364
Tomatoes	6,161	—	—	6,161	2,581	—	—	2,581
Papayas	2,225	—	—	2,225	2,614	—	—	2,614
Other fresh products	77	—	—	77	433	—	—	433
Food service	—	15,290	—	15,290	—	12,929	—	12,929
Retail and club	—	7,794	112,804	120,598	—	6,056	91,631	97,687
Total gross sales	169,646	23,084	112,804	305,534	156,992	18,985	91,631	267,608
Less sales incentives	(727)	(2,833)	(329)	(3,889)	(863)	(2,700)	(899)	(4,462)
Net sales	$168,919	$20,251	$112,475	$301,645	$156,129	$16,285	$90,732	$263,146

	Nine months ended July 31, 2017				Nine months ended July 31, 2016

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$408,825	$—	$—	$408,825	$354,785	$—	$—	$354,785
Tomatoes	22,313	—	—	22,313	34,375	—	—	34,375
Papayas	6,544	—	—	6,544	7,054	—	—	7,054
Other fresh products	178	—	—	178	854	—	—	854
Food service	—	42,971	—	42,971	—	37,998	—	37,998
Retail and club	—	19,243	308,879	328,122	—	16,636	248,176	264,812
Total gross sales	437,860	62,214	308,879	808,953	397,068	54,634	248,176	699,878
Less sales incentives	(1,259)	(8,338)	(995)	(10,592)	(1,804)	(7,508)	(2,542)	(11,854)
Net sales	$436,601	$53,876	$307,884	$798,361	$395,264	$47,126	$245,634	$688,024

	Fresh	Calavo
	products	Foods	RFG	Total

Three months ended July 31, 2017
Net sales	$168,919	$20,251	$112,475	$301,645
Cost of sales	151,971	19,175	105,647	276,793
Gross margin	$16,948	$1,076	$6,828	$24,852

Three months ended July 31, 2016
Net sales	$156,129	$16,285	$90,732	$263,146
Cost of sales	137,845	10,484	82,173	230,502
Gross margin	$18,284	$5,801	$8,559	$32,644

For the three months ended July 31, 2017 and 2016, inter-segment sales and cost of sales of $0.6 million and $1.4 million between Fresh products and RFG were eliminated.  For the three months ended July 31, 2017 and 2016, inter-segment sales and cost of sales of $0.9 million and $0.7 million between Calavo Foods and RFG were eliminated. For the three months ended July 31, 2017, inter-segment sales and cost of sales of $0.4 million between Fresh products and Calavo Foods were eliminated.

	Fresh	Calavo
	products	Foods	RFG	Total

Nine months ended July 31, 2017
Net sales	$436,601	$53,876	$307,884	$798,361
Cost of sales	388,005	42,108	285,219	715,332
Gross margin	$48,596	$11,768	$22,665	$83,029

Nine months ended July 31, 2016
Net sales	$395,264	$47,126	$245,634	$688,024
Cost of sales	352,424	29,228	225,923	607,575
Gross margin	$42,840	$17,898	$19,711	$80,449

For the nine months ended July 31, 2017 and 2016, inter-segment sales and cost of sales of $0.9 million and $2.8 million between Fresh products and RFG were eliminated.  For the nine months ended July 31, 2017 and 2016, inter-segment sales and cost of sales of $2.3 million and $2.0 million between Calavo Foods and RFG were eliminated.

For the nine months ended July 31, 2017, inter-segment sales and cost of sales of $0.4 million between Fresh products and Calavo Foods were eliminated.

3.Inventories

Inventories consist of the following (in thousands):

	July 31,	October 31,
	2017	2016

Fresh fruit	$15,853	$17,126
Packing supplies and ingredients	9,870	7,605
Finished prepared foods	6,991	7,118
	$32,714	$31,849

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions.  We recorded a write down of $1.1 million to adjust our fresh fruit inventory to the lower of cost or net realizable value as of October 31, 2016. We recorded a write down of $0.1 million to adjust our finished prepared foods inventory to the lower of cost or net realizable value as of July 31, 2017.

4.Related party transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers.  During the three months ended July 31, 2017 and 2016, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $12.3 million and $19.9 million. During the nine months ended July 31, 2017 and 2016, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $17.5 million and $23.5 million.  Amounts payable to these Board members were $3.6 million as of July 31, 2017.  We did not have any amounts payable to these Board members as of October 31, 2016.

During the three months ended July 31, 2017 and 2016, we received $0.1 million as dividend income from Limoneira Company (Limoneira).  During each of the nine months ended July 31, 2017 and 2016, we received $0.3 million as dividend income from Limoneira.  In addition, we lease office space from Limoneira and paid rental expenses of $0.1 million for each of the three months ended July 31, 2017 and 2016. We paid rental expenses of $0.2 million for each of the nine months ended July 31, 2017 and 2016. Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company. We have a 12% ownership interest in Limoneira. Additionally, our Chief Executive Officer is a member of the Limoneira Board of Directors.

We currently have a member of our Board of Directors who also serves as a partner in the law firm of TroyGould PC, which frequently represents Calavo as legal counsel. During each of the three months ended July 31, 2017 and 2016, Calavo Growers, Inc. paid fees totaling $0.1 million to TroyGould PC. During each of the nine months ended July 31, 2017 and 2016, Calavo Growers, Inc. paid fees totaling approximately $0.2 million to TroyGould PC.

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

As of July 31, 2017 and October 31, 2016, we have an investment of $4.3 million and $3.7 million, representing Calavo Sub’s 50% ownership in Don Memo, which is included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. As of July 31, 2017 and October 31, 2016, we had outstanding advances of $1.6 million and $0.9 million to Don Memo. During the three months ended July 31, 2017 and 2016, we recorded $4.3 million and $1.4 million of expenses to Don Memo pursuant to our consignment agreement. During the nine months ended July 31, 2017 and 2016, we recorded $5.0 million and $1.4 million of expenses to Don Memo pursuant to our consignment agreement.

We had grower advances due from Belher of $2.5 million and $4.4 million as of July 31, 2017 and October 31, 2016, which are netted against the grower payable.  In addition, we had infrastructure advances due from Belher of $0.8 million as of July 31, 2017 and October 31, 2016.  Of these infrastructure advances $0.2 million was recorded as receivable in prepaid and other current assets.  The remaining $0.6 million of these infrastructure advances are recorded in other assets. During the three months ended July 31, 2017 and 2016, we recorded $0.8 million and $0.5 million of expenses to Belher pursuant to our consignment agreement. During the nine months ended July 31, 2017 and 2016, we recorded $13.9 million and $26.0 million of expenses to Belher pursuant to our consignment agreement.

In August 2015, we entered into Shareholder’s Agreement with various partners and created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”).  Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados.  This entity is approximately 80% owned by Calavo and is consolidated in our financial statements.  Avocados de Jalisco has built a packinghouse located in Jalisco, Mexico and such packinghouse has begun operations in June of 2017. As of July 31, 2017 and October 31, 2016, we have made preseason advances of approximately $0.3 million to various partners of Avocados de Jalisco. During the three and nine months ended July 31, 2017, we purchased approximately $1.7 million of avocados from the partners of Avocados de Jalisco.

We have an approximate 46% ownership interest in FreshRealm, LLC (FreshRealm).  An officer, two members of our board of directors and key employees have made investments into FreshRealm.  In addition, as of July 31, 2017 and October 31, 2016, we have a loan to FreshRealm members of approximately $0.3 million. In February 2017, we loaned $0.8 million to FreshRealm.  In addition, two other FreshRealm members loaned approximately $0.8 million to FreshRealm.  In total, this $1.5 million was considered a bridge loan, and was repaid in April 2017. In April 2017, in another round of financing, we committed to invest an additional $8.3 million into FreshRealm if and when certain terms and conditions are met. If the certain conditions are met and we invest up to our commitment level of $8.3 million, our ownership percentage in Freshrealm is still expected to remain at approximately 46%. Through July of 2017, we have invested $5.6 million of the total $8.3 million. In September 2017, we have invested an additional $1.4 million into FreshRealm.

We provide storage services to FreshRealm from our New Jersey Value-Added Depot and from our new RFG Riverside location.  We have received $0.1 million in storage services revenue from FreshRealm in the three months ended July 31, 2017.  We have received $0.2 million in storage services revenue from FreshRealm in the nine months ended July 31, 2017.

The  previous owners and current managers of RFG have a majority ownership of certain entities that provide various services to RFG, specifically LIG Partners, LLC and THNC, LLC.  RFG’s California operating facility leases a building from LIG Partners, LLC (LIG) pursuant to an operating lease.  RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease.  See the following tables for the related party activity for the three and nine months ended July 31, 2017 and 2016:

	Three months ended July 31,
(in thousands)	2017	2016
Rent paid to LIG	$138	$133
Rent paid to THNC, LLC	$199	$77

	Nine months ended July 31,
(in thousands)	2017	2016
Rent paid to LIG	$407	$395
Rent paid to THNC, LLC	$460	$229

5.Other assets

Other assets consist of the following (in thousands):

	July 31,	October 31,
	2017	2016

Intangibles, net	$2,507	$3,365
Mexican IVA (i.e. value-added) taxes receivable	18,680	6,962
Grower advances	—	49
Infrastructure advance to Agricola Belher	600	600
Loan to FreshRealm members	312	318
Notes receivable from San Rafael	603	928
Other	1,183	1,027
	$23,885	$13,249

Intangible assets consist of the following (in thousands):

		July 31, 2017			October 31, 2016
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	8.0 years	$7,640	$(5,950)	$1,690	$7,640	$(5,241)	$2,399
Trade names	8.2 years	2,760	(2,492)	268	2,760	(2,380)	380
Trade secrets/recipes	9.3 years	630	(356)	274	630	(319)	311
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(267)	—	267	(267)	—
Intangibles, net		$11,572	$(9,065)	$2,507	$11,572	$(8,207)	$3,365

We anticipate recording amortization expense of approximately $0.3 million for the remainder of fiscal 2017, $1.1 million for fiscal year 2018, $0.7 million for fiscal year 2019, $0.1 million for fiscal year 2020, and $0.1 million for each year thereafter, through fiscal year 2023.

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

On January 4, 2017, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares).  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $62.65.  On January 3, 2018, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.3 million for the three months ended July 31, 2017.  The total recognized stock-based compensation expense for these grants was $0.8 million for the nine  months ended July 31, 2017.

On December 19, 2016, our executive officers were granted a total of 70,327 restricted shares.  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $56.20.  These shares vest in one-third increments, on an annual basis, beginning December 19, 2017. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.3 million for the three months ended July 31, 2017.  The total recognized stock-based compensation expense for these grants was $0.6 million for the nine months ended July 31, 2017.

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

On February 2, 2017, our Vice President of the Foods Division retired from Calavo for medical reasons.  In January 2017, the board of directors agreed that his unvested portion of restricted stock of 13,040 shares shall be vested due to the medical reasons provision in the restricted stock agreements. As a result, we recorded $0.5 million of stock-based compensation expense in our fiscal first quarter of 2017.

In January 2017, our Board of Directors approved the issuance of options to acquire a total of 10,000 shares of our common stock to one member of our Board of Directors.  Such grant vests in equal increments over a five-year period and has an exercise price of $56.65 per share.  Vested options have an exercise period of five years from the vesting date.  The market price of our common stock at the grant date was $56.65.  The estimated fair market value of such option grant was approximately $0.2 million.  The total compensation cost not yet recognized as of July 31, 2017 was approximately $0.2 million, which will be recognized over the remaining service period of 60 months.

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

We measure the fair value of our stock option awards on the date of grant.  The following assumptions were used in the estimated grant date fair value calculations for stock options issued in first quarter of 2017:

Risk-free interest rate	1.84%
Expected volatility	42.09%
Dividend yield	1.59%
Expected life (years)	5.0

A summary of restricted stock activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2016	84	$44.76
Vested	(69)	$52.23
Forfeited	(13)	$53.66
Granted	103	$57.62
Outstanding at July 31, 2017	105	$54.63	$7,769

The total recognized stock-based compensation expense for restricted stock was $0.8 million and $0.6 million for the three months ended July 31, 2017 and 2016.  The total recognized stock-based compensation expense for restricted stock was $3.5 million and $1.6 million for the nine months ended July 31, 2017 and 2016.  Total unrecognized stock-based compensation expense totaled $3.9 million and $7.4 million as of July 31, 2017 and October 31, 2016, and will be amortized through fiscal year 2019.

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2016	8	$18.05
Exercised	(1)	$14.58
Outstanding at July 31, 2017	7	$18.54	$516
Exercisable at July 31, 2017	7	$18.54	$516

At July 31, 2017, outstanding and exercisable stock options had a weighted-average remaining contractual term of 1.9 years.  The total recognized and unrecognized stock-based compensation expense was insignificant for the three and nine months ended July 31, 2017.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2016	11	$23.33
Granted	10	$56.65
Exercised	(1)	$21.80
Outstanding at July 31, 2017	20	$40.07	$673
Exercisable at July 31, 2017	8	$23.48	$402

At July 31, 2017, outstanding and exercisable stock options had a weighted-average remaining contractual term of 5.5 years.  The total recognized and unrecognized stock-based compensation expense was insignificant for the three months and nine months ended July 31, 2017.

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

In August 2017, the parties reached a tentative settlement of the case, whereby we agreed to pay $0.4 million to resolve the allegations and avoid further distraction that would result if the litigation continued. The settlement is subject to court approval. The Company recorded $0.4 million as a selling, general and administrative expense in the third quarter of fiscal 2017.

From time to time, we are also involved in other litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Mexico tax audits

    We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in Mexico and the United States.  During our third quarter of fiscal 2016, our wholly-owned subsidiary, Calavo de Mexico (“CDM”), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (“MFM”) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary.  MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (“VAT”).  During our fourth fiscal quarter of 2016, we provided a written rebuttal to MFM’s preliminary observations  and requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman) so that a full discussion of the case between us, the MFM and the PRODECON, as appropriate, can lead to a reconsideration of the MFM findings. We expect that several formal meetings between us, the MFM and the PRODECON will be required before the MFM will reach a conclusion.  The first such meeting occurred during our second fiscal quarter of fiscal 2017.  We expect another meeting to occur in the coming months. During the meeting and discussion process, the fiscal year 2011 final assessment (previously expected no later than February 2017) has been suspended.

    Additionally, we also received notice from Mexico's Federal Tax Administration Service, Servicio de Administracion Tributaria (SAT), that our wholly-owned Mexican subsidiary, Calavo de Mexico, is currently under examination related to fiscal year 2013.  In January 2017 we received preliminary observations from SAT outlining certain proposed adjustments primarily related to intercompany funding deductions for services from certain vendors/suppliers and VAT. We provided a written rebuttal to these preliminary observation during our second fiscal quarter of 2017 which the SAT is in process of analyzing.  During our third fiscal quarter of 2017, we requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman) so that a full discussion of the case between us, the SAT and the PRODECON, as appropriate, can lead to a reconsideration of the SATs findings. We expect that several formal meetings between us, the SAT and the PRODECON will be required before the SAT will reach a conclusion.  Note that during the meeting and discussion process, the fiscal year 2013 final assessment (previously expected no later September 2017) has been suspended.

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

The following table sets forth our financial assets and liabilities as of July 31, 2017 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$39,342	-	-	$39,342
Total assets at fair value	$39,342	-	-	$39,342

(1)

The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock.  We currently own approximately 12% of Limoneira’s outstanding common stock.  These securities are measured at fair value by quoted market prices.  Limoneira’s stock price at July 31, 2017 and October 31, 2016 equaled $22.76 per share and $19.69 per share.  Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding gains arising during the three months ended July 31, 2017 was $3.6 million. Unrealized investment holding losses arising during the three months ended July 31, 2016 was $0.3 million. Unrealized investment holding gains arising during the nine months ended July 31, 2017 and 2016 was $5.3 million and $3.2 million.

9.Noncontrolling interest

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

	Three months	Three months
	ended	ended
Salsa Lisa noncontrolling interest	July 31, 2017	July 31, 2016

Noncontrolling interest, beginning	$—	$285
Purchase of noncontrolling interest of Salsa Lisa	—	—
Noncontrolling interest, ending	$—	$285

	Nine months	Nine months
	ended	ended
Salsa Lisa noncontrolling interest	July 31, 2017	July 31, 2016

Noncontrolling interest, beginning	$771	$285
Purchase of noncontrolling interest of Salsa Lisa	(771)	—
Noncontrolling interest, ending	$—	$285

	Three months	Three months
	ended	ended
Avocados de Jalisco noncontrolling interest	July 31, 2017	July 31, 2016

Noncontrolling interest, beginning	$923	$1,025
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(14)	(36)
Noncontrolling interest, ending	$909	$989

	Nine months	Nine months
	ended	ended
Avocados de Jalisco noncontrolling interest	July 31, 2017	July 31, 2016

Noncontrolling interest, beginning	$962	$1,011
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(53)	(22)
Noncontrolling interest, ending	$909	$989

10.Earnings per share

Basic and diluted net income per share is calculated as follows (data in thousands, except per share data):

	Three months ended July 31,
	2017	2016
Numerator:
Net Income attributable to Calavo Growers, Inc.	$8,810	$12,745
Denominator:
Weighted average shares - Basic	17,428	17,351
Effect on dilutive securities – Restricted stock/options	116	96
Weighted average shares - Diluted	17,544	17,447
Net income per share attributable to Calavo Growers, Inc:
Basic	$0.51	$0.73
Diluted	$0.50	$0.73

	Nine months ended July 31,
	2017	2016
Numerator:
Net Income attributable to Calavo Growers, Inc.	$27,004	$28,783
Denominator:
Weighted average shares - Basic	17,412	17,340
Effect on dilutive securities – Restricted stock/options	95	85
Weighted average shares - Diluted	17,507	17,425
Net income per share attributable to Calavo Growers, Inc:
Basic	$1.55	$1.66
Diluted	$1.54	$1.65

11.Mexican IVA taxes receivable

Included in prepaids & other current assets and other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance.  CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of July 31, 2017 and October 31, 2016, CDM IVA receivables totaled $18.7 million and $14.2 million.  Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis.  Beginning in fiscal 2014 and continuing into fiscal 2017, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation.  Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations.  We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities.  Currently, we are in the process of collecting such balances through regular administrative processes, but certain amounts may ultimately need to be recovered via legal means.  We believe that our operations in Mexico are properly documented and that the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts.  We will continue to monitor the collection of these receivables with our outside consultants.

During the first quarter of fiscal 2017, tax authorities informed us that their internal opinion, based on the information provided by local SAT office in Uruapan, considers that CDM is not properly documented relative to its declared tax structure and therefore CDM cannot claim the refundable VAT balance.  CDM has strong arguments and supporting documentation to sustain its declared tax structure for VAT and income tax purposes.  CDM decided to start an administrative appeal for the VAT related to the request of the months of July, August and September of 2015 in order to assert its argument that CDM is properly documented and to therefore change the SAT’s internal assessment. CDM expects to have a resolution to this matter in the fourth quarter of fiscal 2017; however, it should be noted that our timing expectations are predicated on a timely response from the tax authorities. Based on the information mentioned above, in the first quarter of fiscal 2017, we reclassified the total CDM IVA balance from prepaid and other current assets to other assets. As of October 31, 2016, $7.3 million of CDM IVA were recorded in prepaids and other current assets.  As of July 31, 2017 and October 31, 2016, $18.7 million and $7.0 million of CDM IVA receivables were recorded in other assets.

12.  Subsequent event

      In August 2017, Hurricane Harvey made landfall as a category 4 hurricane impacting the Houston metropolitan area with significant flooding.  Although we suffered only minimal physical damage to our facility in Houston, the damage to the region in general has temporarily impacted our ability to operate.  We are continuing to evaluate the impact of Harvey on our business, but we do not believe that this will have a material impact on our financial statements.

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

In August 2017, the parties reached a tentative settlement of the case, whereby we agreed to pay $0.4 million to resolve the allegations and avoid further distraction that would result if the litigation continued. The settlement is subject to court approval. The Company recorded $0.4 million as a selling, general and administrative expense in the third quarter of fiscal 2017.

From time to time, we are also involved in other litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Net Sales

The following table summarizes our net sales by business segment for each of the three months and nine months ended July 31, 2017 and 2016:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2017	Change	2016	2017	Change	2016

Net sales:
Fresh products	$168,919	8.2%	$156,129	$436,601	10.5%	$395,264
Calavo Foods	20,251	24.4%	16,285	53,876	14.3%	47,126
RFG	112,475	24.0%	90,732	307,884	25.3%	245,634
Total net sales	$301,645	14.6%	$263,146	$798,361	16.0%	$688,024

As a percentage of net sales:
Fresh products	56.0%		59.3%	54.7%		57.4%
Calavo Foods	6.7%		6.2%	6.7%		6.8%
RFG	37.3%		34.5%	38.6%		35.8%
	100.0%		100.0%	100.0%		100.0%

Summary

Net sales for the three months ended July 31, 2017, compared to the corresponding period in fiscal 2016, increased by $38.5 million, or approximately 15%.  Compared to the same corresponding prior year period, sales increased in all segments.  Net sales for the nine months ended July 31, 2017, compared to the corresponding period in fiscal 2016, increased by $110.3 million, or 16%.  Compared to the same corresponding prior year period, sales increased in all segments.

For the quarter ended July 31, 2017, our largest percentage increases in sales were in our Calavo Foods and RFG segments, followed by our Fresh products segment, as shown above. The increase in Calavo Foods sales was due primarily to increased sales of our guacamole and salsa products. The increase in RFG sales was due primarily to increased sales from fresh prepared food, fresh-cut fruit and vegetable products. The increase in Fresh products sales during the third quarter of fiscal 2017, was due primarily to increased sales of Mexican and Peruvian sourced avocados and Mexican sourced tomatoes, which were partially offset by decreased sales of California sourced avocados. See discussion below for further details.

For the nine months ended July 31, 2017, our largest percentage increase in sales was in our RFG segment, followed by our Calavo Foods and Fresh products segments, as shown above.  The increase in RFG sales was due primarily to increased sales from fresh prepared food, fresh-cut fruit and vegetable products. The increase in Calavo Foods sales was due primarily to increased sales of our salsa and guacamole products. The increase in Fresh products sales was due primarily to increased sales of Mexican and Peruvian sourced avocados, which were partially offset by decreased sales of California sourced avocados and Mexican sourced tomatoes. See discussion below for further details.

All three segments of our business are subject to seasonal trends which can impact the volume and/or quality of fruit sourced in any particular quarter.  All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Third Quarter 2017 vs. Third Quarter 2016

Net sales delivered by the Fresh products business increased by approximately $12.8 million, or 8%, for the third quarter of fiscal 2017, when compared to the same period for fiscal 2016.  As discussed above, this increase in Fresh product sales during the third quarter of fiscal 2017 was primarily related to increased sales of Mexican and Peruvian avocados and Mexican sourced tomatoes, partially offset by decreased sales of California sourced avocados.

Sales of Mexican sourced avocados increased $40.8 million, or 80%, for the third quarter of 2017, when compared to the same prior year period. This increase was primarily due to an approximately 40% increase in the average sales price per carton, which was largely related to the current market conditions, in which consumer demand continued to exceed available industry supply.

Sales of tomatoes increased to $6.2 million for the third quarter of fiscal 2017, compared to $2.6 million for the same period for fiscal 2016.  The increase in sales for tomatoes is primarily due to an approximately 76% increase in the volume of cartons sold as well as an increase in the sales price per carton.

Sales of Peruvian sourced avocados increased $2.8 million for the third quarter of fiscal 2017, when compared to the same prior year period.  This increase was primarily due to an approximately 2.1 million pound increase in the pounds sold.

Sales of California sourced avocados decreased $33.6 million, or 34%, for the third quarter of 2017, when compared to the same prior year period.  The decrease in California sourced avocados was primarily due to a large decrease in the overall industry suppy of California avocados during the quarter, offset by an approximately 32% increase in the average sales price per carton.

Nine Months Ended 2017 vs. Nine Months Ended 2016

Net sales delivered by the Fresh products business increased by approximately $41.3 million, or 11%, for the nine months ended July 31, 2017, when compared to the same period for fiscal 2016.  As discussed above, this increase in Fresh product sales during the nine months ended July 31, 2017, was primarily related to increased sales of Mexican sourced avocados, partially offset by decreased sales from California sourced avocados and tomatoes.

Sales of Mexican sourced avocados increased $84.9 million, or 37%, for the nine months ended July 31, 2017, when compared to the same prior year period.  The increase in Mexican sourced avocados was primarily due to a 59% increase in the average sales price per carton largely related to current market conditions, in which consumer demand continued to exceed available industry supply.  Partially offsetting this increase was a decrease in pounds sold of Mexican sourced avocados.

Partially offsetting the increase noted above was a $33.2 million, or 27%, decrease in sales of  California sourced avocados for the nine months ended July 31, 2017, when compared to the same prior year period.  The decrease in sales of California sourced avocados was primarily due to a large decrease in the overall industry supply of California avocados during the nine month period which resulted in a decrease in pounds sold, compared to the same prior year period. Partially offsetting the decrease, was an approximately 44% increase in the average sales price per carton, primarily related to current market conditions, in which consumer demand continued to exceed available industry supply.

Sales of  tomatoes decreased to $22.3 million for the nine months ended July 31, 2017, compared to $34.4 million for the same period for fiscal 2016.  The decrease in sales for tomatoes is primarily due to a 29% decrease in the sales price per carton, primarily due to a change in weather patterns which resulted in a wider availability of tomatoes in the market, as well as a decrease in cartons sold.

Calavo Foods

Third Quarter 2017 vs. Third Quarter 2016

Sales for Calavo Foods for the quarter ended July 31, 2017, when compared to the same period for fiscal 2016, increased $4.0 million, or 24%.  This increase is primarily due to an approximate $3.8 million, or 25%, increase in sales of guacamole products in the third quarter of fiscal year 2017, when compared to the same prior year period, due to an increase in pounds sold and an increase in the average selling price per pound.  In addition, sales of salsa increased by approximately $0.2 million, or 21%, primarily due to an increase in pounds sold.

Nine Months Ended 2017 vs. Nine Months Ended 2016

Sales for Calavo Foods for the nine months ended July 31, 2017, when compared to the same period for fiscal 2016, increased $6.8 million, or 14%.  This increase is primarily due to an approximate $6.4 million, or 14%, increase in sales of guacamole products, in the nine months ended July 31, 2017, when compared to the same prior year period. This increase in our guacamole products is primarily due to an increase in pounds sold.  In addition in the nine months ended July 31, 2017, sales of salsa increased by approximately $0.3 million, or 13%, primarily due to an increase in pounds sold.

RFG

Third Quarter 2017 vs. Third Quarter 2016

Sales for RFG for the quarter ended July 31, 2017, when compared to the same period for fiscal 2016, increased $21.7 million, or 24%.  The overall increase in sales is primarily due to an increase in sales volume, which we believe results from an increase in demand for the variety of fresh, convenient products that we offer, as well as our ability to expand retail relationships by providing high-quality, fresh foods solutions from our growing national production footprint. In addition, approximately $0.8 million of the increase in sales was due to a change in the presentation of broker commission expenses which was moved to selling, general and administrative expense during the first quarter of fiscal 2017, rather than shown as a reduction in net sales as was done during the third quarter of fiscal 2016.

Nine Months Ended 2017 vs. Nine Months Ended 2016

Sales for RFG for the nine months ended July 31, 2017, when compared to the same period for fiscal 2016, increased $62.3 million, or 25%.  The overall increase in sales is primarily due to an increase in sales volume, which we believe results from an increase in demand for the variety of fresh, convenient products that we offer, as well as our ability to expand retail relationships by providing high-quality, fresh foods solutions from our growing national production footprint. In addition, approximately $2.2 million of the increase in sales was due to a change in the presentation of broker commission expenses which was moved to selling, general and administrative expense during the first quarter of fiscal 2017, rather than shown as a reduction in net sales as was done during the nine months ended for fiscal 2016.

Gross Margin

The following table summarizes our gross margin and gross margin percentages by business segment for the three months and nine months ended July 31, 2017 and 2016:

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2017	Change	2016	2017	Change	2016

Gross Margin:
Fresh products	$16,948	(7.3)%	$18,284	$48,596	13.4%	$42,840
Calavo Foods	1,076	(81.5)%	5,801	11,768	(34.2)%	17,898
RFG	6,828	(20.2)%	8,559	22,665	15.0%	19,711
Total gross margin	$24,852	(23.9)%	$32,644	$83,029	3.2%	$80,449

Gross margin percentages:
Fresh products	10.0%		11.7%	11.1%		10.8%
Calavo Foods	5.3%		35.6%	21.8%		38.0%
RFG	6.1%		9.4%	7.4%		8.0%
Consolidated	8.2%		12.4%	10.4%		11.7%

Summary

Our cost of goods sold consists predominantly of fruit and other raw material costs, packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold.  Gross margin decreased by approximately $7.8 million, or 24%, for the third quarter of fiscal 2017, when compared to the same period for fiscal 2016. Gross margin increased by approximately $2.6 million, or 3%, for the first nine months of fiscal 2017 when compared to the same period for fiscal 2016.  The decrease in our gross margin dollars for the third quarter of fiscal 2017, when compared to the same prior year period, relates to decreases in gross margin dollars across all segments. The increase in our gross margin dollars for the first nine months of fiscal 2017, when compared to the same prior year period, relates to increases in gross margin in the Fresh products and RFG segments, partially offset by a decrease in gross margin in our Calavo Foods segment.

Fresh products

During our three months ended July 31, 2017, as compared to the same prior year period, the decrease in our Fresh products segment gross margin percentage was primarily the result of decreased margins for California sourced avocados, partially offset by an increase in margin for Mexican sourced avocados and tomatoes. For the third quarter of 2017, the gross margin percentage for California sourced avocados was 9.4% compared to 13.8% in the same prior year period. For the third quarter of 2017, the gross margin percentage for Mexican sourced avocados increased to 10.6% compared to 8.0% in the same prior year period.  During our nine months ended July 31, 2017, as compared to the same prior year period, the increase in our Fresh products segment gross margin percentage was primarily the result of increased margins for Mexican sourced avocados, partially offset by a decrease in margin for California sourced avocados and Mexican sourced tomatoes. For the nine months ended July 31, 2017, the gross margin percentage for Mexican sourced avocados increased to 12.3% compared to 10.7% in the same prior year period. For the nine months ended July 31, 2017, the gross margin percentage for California sourced avocados decreased to 8.3% compared to 11.4% in the same prior year period.  In addition, the U.S. Dollar to Mexican Peso exchange rate was slightly weaker in our third quarter of fiscal 2017, when compared to the same period in fiscal 2016. Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products segment.

The gross margin and gross margin percentage for consignment sales, such as tomatoes, are dependent on the average selling prices and volume of fruit we handle, and the competitiveness of the returns that we provide to third-party growers/packers. The gross margin we earn is generally based on a commission agreed to with each party, which usually is a percentage of the overall selling price. In the third quarter of fiscal year 2017, we had an increase in gross margin from our consigned tomato sales of approximately $0.5 million, when compared to the same prior year period. For the nine months ended July 31, 2017 we had a decrease in gross margin from our consigned tomato sales of approximately $1.9 million, when compared to the same prior year period. The increase during the third quarter of fiscal year 2017, in gross margin is primarily due to a 76% increase in the cartons sold of as well as a 36% increase in the sales price per carton compared to the same prior year period. The decrease during the nine months ended July 31, 2017 in gross margin is primarily due to a decrease in overall sales for tomatoes, resulting from a 29% decrease in the sales price per carton, which in turn, led us to bring fewer cartons to market during the first half of fiscal 2017.

Calavo Foods

The gross margin percentage for the Calavo Foods segment decreased during our three and nine months ended July 31, 2017 when compared to the same prior year periods, primarily due to an increase in fruit costs for guacamole products. The U.S. Dollar to Mexican Peso exchange rate was slightly weaker in fiscal 2017, when compared to the same period in fiscal 2016. Note that any significant fluctuation in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Calavo Foods segment.

RFG

For the quarter ended July 31, 2017, RFG’s gross margin decreased $1.7 million, or 20%, when compared to the same period for fiscal 2016.  For nine months ended July 31, 2017, RFG’s gross margins increased $3.0 million, or 15%, when compared to the same prior year period. Gross margin in the fiscal third quarter was impacted primarily by costs associated with growth initiatives, specifically costs incurred in ramping up activity at new or recently expanded RFG plants. The gross margin in the third quarter and first nine months of fiscal 2017, was enhanced, in part, by a change in the presentation of broker commission expenses, totaling $0.8 million in the third quarter of fiscal 2017 and $2.2 million in the first nine months of fiscal 2017, which was moved to selling, general and administrative expense, rather than shown as a reduction in net sales, as was done in prior periods. Without the broker commission impact, gross margins would have decreased $2.5 million or 29% for quarter ended July 31, 2017.  Without the broker commission impact, gross margins would have increased $0.8 million or 4%  for nine months ended July 31, 2017.

Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2017	Change	2016	2017	Change	2016
	(Dollars in thousands)			(Dollars in thousands)
Selling, general and administrative	$12,698	3.3%	$12,287	$41,950	20.3%	$34,866
Percentage of net sales	4.2%		4.7%	5.3%		5.1%

Selling, general and administrative expenses include costs of marketing and advertising, sales expenses and other general and administrative costs.  Selling, general and administrative expenses increased $0.4 million, or 3%, for the three months ended July 31, 2017, when compared to the same period for fiscal 2016.  Part of this increase was related to a change in the presentation of RFG broker commission (approximately $0.8 million) to include such costs in selling, general and administrative expenses, which had historically been presented as a reduction in net sales. In addition to this item, the increase was related to a $0.4 million legal settlement (see Note 7 for further information) and an increase in salaries (approximately $0.4 million, due in part to higher headcount), which were partially offset by a decrease in accrued management bonuses (approximately $1.5 million).

Selling, general and administrative expenses increased $7.1 million, or 20.3%, for the nine months ended July 31, 2017, when compared to the same period for fiscal 2016.  This increase was partly related to three factors that do not reflect changes in the overall cost structure of the Company, specifically a change in presentation of RFG broker commission (approximately $2.2 million) to include such costs in selling, general and administrative expenses, which had historically been presented as a reduction in net sales, non-recurring expenses related to the resignation and retirement of two corporate officers (approximately $1.2 million) and a $0.4 million legal settlement (see Note 7 for further information).  In addition to these items, the increase was related to an increase in salaries (approximately $1.4 million, due in part to higher headcount), an increase in bad debt (approximately $1.2 million), and an increase in stock based compensation (approximately $0.7 million), which were partially offset by a decrease in accrued management bonuses (approximately $1.0 million).

Other Income (Loss), Net

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2017	Change	2016	2017	Change	2016
	(Dollars in thousands)			(Dollars in thousands)
Other income (loss), net	$588	611.3%	$(115)	$552	38.3%	$399
Percentage of net sales	0.2%		(0.0)%	0.1%		0.1%

Other income (loss), net includes income from unconsolidated subsidiaries, dividend income, as well as certain other transactions that are outside of the normal course of operations.  The increase for the three and nine months ended July 31, 2017, compared to the same prior year periods are primarily due to an increase of income from our unconsolidated subsidiary Don Memo (See Note 4 for further information).

Provision for Income Taxes

	Three months ended July 31,			Nine months ended July 31,
(in thousands)	2017	Change	2016	2017	Change	2016

Provision for income taxes	$3,719	(49.2)%	$7,323	$13,883	(16.4)%	$16,609
Effective tax rate	29.7%		36.6%	34.0%		36.6%

For the third quarter of fiscal 2017, our provision for income taxes was $3.7 million, as compared to $7.3 million in the comparable prior year period. For the nine months ended July 31, 2017, our provision for income taxes was $13.9 million, as compared to $16.6 million in the comparable prior year period. We currently expect our annual effective tax rate to be approximately 35.3% during fiscal 2017, less tax benefits related to the Company’s early adoption of the new Accounting Standards Updated (“ASU”) on the accounting for share-based payment transactions and less tax benefits related to the Section 199 return to provision adjustment, which was higher than anticipated in the prior year and applied in the third quarter of fiscal 2017 as a discrete item.

Liquidity and Capital Resources

Cash provided by operating activities was $41.2 million for the nine months ended July 31, 2017, compared to cash provided by operations of $55.0 million for the similar period in fiscal 2016.  Operating cash flows for the nine months ended July 31, 2017 reflect our net income of $27.0 million, net increase in non-cash activities (depreciation and amortization, provision for losses on accounts receivable, stock compensation expense, and income from unconsolidated entities) of $12.2 million and a net increase in the non-cash components of our operating capital of approximately $2.0 million.

The working capital increases include a net increase in accounts payable and accrued expenses of $10.4 million, an increase in payable to growers of $7.0 million, a decrease in advances to suppliers of $1.9 million, a decrease in deferred rent of $0.2 million, and a decrease in income taxes receivable, partially offset by, an increase in accounts receivable of $12.3 million, an increase in other assets of $3.5 million, an increase in prepaid expenses and other current assets of $0.9 million, and an increase in inventory of $0.9 million.

The increase in accounts payable and accrued expenses is primarily related to an increase in our payables related to RFG.  The increase in payable to growers primarily reflects an increase in our California avocado grower liability due to seasonality of California avocados. The decrease in advances to suppliers primarily reflects less pre-season advances made to our tomato growers in July 2017, compared to October 2016. The increase in our accounts receivable, as of July 31, 2017 when compared to October 31, 2016, primarily reflects higher sales recorded in the month of July 2017, as compared to October 2016. The increase in other assets is due to an increase in Mexican IVA tax receivable (see Note 11 to our consolidated condensed financial statements). The increase in inventory is primarily related to an increase in the value of  fresh fruit on hand at July 31, 2017 compared to October 31, 2016. This was primarily driven by an increase in the per unit value of inventory on hand and an increase in pounds of California avocados on hand at July 31, 2017 compared to October 31, 2016.

Cash used in investing activities was $48.5 million for the nine months ended July 31, 2017, which primarily related to expansion projects for RFG segment (including more than $19 million for purchase of the new Riverside plant which was financed under our existing credit facilities as noted below) and for the Fresh segment, and an investment in FreshRealm of $7.2 million and an investment into Agricola Don Memo of $0.5 million, partially offset by proceeds received from the repayment of the San Rafael note of $0.3 million.

Cash provided by financing activities was $2.3 million for the nine months ended July 31, 2017, which related principally to receipts on our credit facilities totaling $19.0 million, partially offset by the payment of our $15.7 million dividend and for the purchase of the noncontrolling interest of Salsa Lisa of $1.0 million.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing Credit Facility.  Cash and cash equivalents as of July 31, 2017 and October 31, 2016 totaled $8.9 million and $13.8 million. Our working capital at July 31, 2017 was $8.1 million, compared to $25.6 million at October 31, 2016.

We believe that cash flows from operations and the available Credit Facility will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for the next twelve months.  We will continue to evaluate grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel growth in each of our business segments.  We have a revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West, as joint lead arranger. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases.  Total credit available under this agreement is $80 million, and will expire in June 2021. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our current and past line of credit agreements the weighted-average interest rate was 2.2% and 1.9% at July 31, 2017 and October 31, 2016.  Under these credit facilities, we had $38.0 million and $19.0 million outstanding as July 31, 2017 and October 31, 2016.

    This Credit Facility contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all such covenants at July 31, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations.  All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes.  The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2017.

(All amounts in thousands)	Expected maturity date July 31,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$8,871	$—	$—	$—	$—	$—	$8,871	$8,871
Accounts receivable (1)	81,217	—	—	—	—	—	81,217	81,217

Liabilities
Payable to growers (1)	$27,986	$—	$—	$—	$—	$—	$27,986	$27,986
Accounts payable (1)	30,597	—	—	—	—	—	30,597	30,597
Current borrowings pursuant to credit facilities (1)	38,000	—	—	—	—	—	38,000	38,000
Fixed-rate long-term obligations (2)	137	109	107	107	107	24	591	619

(1)

We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)

Fixed-rate long-term obligations bear interest rates ranging from 3.5% to 4.3% with a weighted-average interest rate of 4.2%.  We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $16,000.

We were not a party to any derivative instruments during the fiscal year.  It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican affiliates transact business primarily in Mexican pesos.  Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy the domestic cash needs of our Mexican affiliates. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates.  Management does, however, evaluate this opportunity from time to time. Total foreign currency translation losses for the three months ended July 31, 2017 and 2016, net of gains, was $0.4 million and $1.0 million. Total foreign currency translation losses for the nine months ended July 31, 2017 and 2016, net of gains, was $0.1 million and $1.1 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In August of 2017, the Company has implemented a new financial accounting system in one of our three business segments.  The implementation was not made in response to any significant deficiency or material weakness in our internal controls.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of July 31, 2017 and October 31, 2016; (2) Consolidated Condensed Statements of Income for the three and nine months ended July 31, 2017 and 2016; (3) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended July 31, 2017 and 2016; (4) Consolidated Condensed Statements of Cash Flows for the three and nine months ended July 31, 2017 and 2016; and (5) Notes to Unaudited Condensed Consolidated Financial Statements.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of July 31, 2017 and October 31, 2016; (2) Consolidated Condensed Statements of Income for the three and nine months ended July 31, 2017 and 2016; (3) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended July 31, 2017 and 2016; (4) Consolidated Condensed Statements of Cash Flows for the three and nine months ended July 31, 2017 and 2016; and (5) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: September 8, 2017
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, President, and
Chief Executive Officer
(Principal Executive Officer)

Date: September 8, 2017
	By	/s/ B. John Lindeman
B. John Lindeman
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)