Form 10-K
period 2017-10-31
CALAVO GROWERS INC
filed 2017-12-22
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

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

Yes [X]  No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ]  No [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
		(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant's Common Stock held by non-affiliates on April 30, 2017 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $1.2 billion.  Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The number of outstanding shares of the Registrant's Common Stock as of November 30, 2017 was 17,533,179.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders, which we intend to hold on April 25, 2018 are incorporated by reference into Part III of this Form 10-K.  The definitive Proxy Statement will be filed within 120 days after October 31, 2017.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo Growers, Inc. and its consolidated subsidiaries (Calavo, the Company, we, us or our) may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, gross profit, expenses, earnings, earnings per share, tax provisions, cash flows, currency exchange rates, the impact of acquisitions or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration plans (including information technology systems integration); any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic trends and events; the competitive pressures faced by Calavo's businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs; integration and other risks associated with business combinations; the hiring and retention of key employees; the resolution of pending investigations, legal claims and tax disputes; and other risks that are described herein, including, but not limited to, the items discussed in "Risk Factors" in Item 1A of this report, and that are otherwise described or updated from time to time in Calavo's Securities and Exchange Commission reports. Calavo assumes no obligation and does not intend to update these forward-looking statements.

.

PART I

Item 1. Business

General development of the business

Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and an expanding provider of value-added fresh food.  Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers on a worldwide basis.  We procure avocados from California, Mexico and other growing regions around the world.  Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) create, process and package a portfolio of healthy fresh foods including fresh-cut fruit, fresh-cut vegetables and prepared foods and (iii) process and package guacamole and salsa.  We distribute our products both domestically and internationally and report our operations in three different business segments:  Fresh products, Calavo Foods and Renaissance Food Group (“RFG”).  See Note 11 in our consolidated financial statements for further information about our business segments.  Our principal executive offices are located at 1141-A Cummings Road, Santa Paula, California 93060; telephone (805) 525-1245.

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

In December 2014, Calavo formed a wholly owned subsidiary Calavo Growers de Mexico, S. de R.L. de C.V. (Calavo Sub).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de C.V., (Belo) a Mexican Company owned by Agricola Belher, and formed Agricola Don Memo, S.A. de C.V. (“Don Memo” or “ADM”). Belo and Calavo Sub have an equal one-half ownership interest in Don Memo in exchange for $2 million each.  Pursuant to a management service agreement, Belo, through its officers and employees, has day-to-day power and authority to manage the operations. Belo is entitled to a management fee, as defined, which is payable annually in July of each year.  Additionally, Calavo Sub is entitled to commission, for the sale of produce in the Mexican National Market, United States, Canada, and any other overseas market.

In August 2015, we entered into Shareholder’s Agreement with various partners and created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco” or “ADJ”).  Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados.  This entity is approximately 80% owned by Calavo and is consolidated in our financial statements.  Avocados de Jalisco built a new packinghouse located in Jalisco, Mexico which commenced operations in the fiscal third quarter of 2017.

In fiscal 2016, we expanded and refurbished our plant facilities in Houston, TX and Jacksonville, FL to add additional capacity and in-plant capabilities. We invested approximately $7.3 million into the Houston facility and $13.3 million into the Jacksonville facility.

On November 1, 2016, we acquired certain real property, consisting of land, a refrigerated building and select production and office equipment located at 1730 Eastridge Avenue, Riverside, California from Fresh Foods, LLC for total consideration of approximately $19.4 million.  We intend to operate the refrigerated facility as part of our network of USDA and organic certified fresh food facilities.

Available information

We maintain an Internet website at http://ir.calavo.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and other information related to us, are available, free of charge, on our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission (SEC).  Our Internet website and the information contained therein, or connected thereto, is not and is not intended to be incorporated into this Annual Report on Form 10-K.

    We have a code of business conduct and ethics that applies to all employees, including our executive officers, as well as our Board of Directors. Our code of business conduct and ethics is available for review on our corporate website. We intend to disclose any changes in, or waivers from, this code by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or NASDAQ.

Fresh products

Calavo was founded in 1924 to market California avocados.  We now sell avocados sourced from a variety of locations (including but not limited to California, Mexico, and Peru) to a diverse group of retail grocers, foodservice operators, club stores, mass merchandisers, food distributors and wholesalers, under the Calavo family of brand labels, as well as private labels.  From time to time, some of our larger customers seek short-term sales contracts that formalize their pricing and volume requirements.  Generally, these contracts contain provisions that establish a price floor and/or ceiling during the contract duration.  In our judgment, the shift by our customers to requiring sales contracts as well as their desire for more consistent year round supply requiring multiple sourcing location benefit large handlers like us, which have the ability to fulfill the terms of these contracts. We believe we have developed strong long-term relationships with our customers that provides a solid base for our business. During fiscal year 2017, our 5 and 25 largest fresh customers represented approximately 18% and 39% of our total consolidated revenues.  During fiscal year 2016, our 5 and 25 largest fresh products customers represented approximately 15% and 36% of our total consolidated revenues.  During fiscal year 2017, 2016 and 2015 none of our fresh customers represented more than 10% of total consolidated revenues.

The Hass variety is the predominant avocado variety marketed on a worldwide basis.  In California, the growing area stretches from San Diego County to Monterey County, with the majority of the growing areas located approximately 100 miles north and south of Los Angeles County.  Generally, California grown Hass avocados are available year-round, with peak production periods occurring from April through August.  In Mexico, we procure fruit from the growing regions of Uruapan Michoacán, Mexico and Jalisco, Mexico.  The Mexican avocado harvest is year-round (though generally most significant from September to June in Michoacán and from June to January for Jalisco). Other significant harvest areas from which we have sourced, or from which we may source, avocados include Peru, Chile and Colombia.  The storage life of fresh avocados (once picked from the tree) is limited, typically ranging from one to four weeks depending upon the maturity of the fruit, the growing methods used, and the handling conditions in the distribution chain.

Avocados delivered to our packinghouses are graded, sized, packed and cooled. The actual size and timing of the delivery of the annual avocado crop, has a substantial impact on both our costs and the sales price we receive for the fruit. To that end, our field personnel maintain direct contact with growers and farm managers and coordinate harvest plans. The feedback from our field-managers is used by our sales department to prepare sales plans used by our direct sales force.  The process by which avocados are purchased from growers differs slightly across our different sourcing regions.  In California, avocado growers are provided daily field quotes, on a per pound basis, for most fruit.  These quotes are based on the variety, size, and grade of California avocados and are calculated based on our expectations of how much we believe we will sell the fruit for, less our anticipated costs and our desired margin. Ultimately, we pay/settle with our California growers once a month.  The purchase price we pay for fruit acquired from Mexican growers is generally negotiated for substantially all the fruit in a particular grove, by bloom.  The Mexican avocado crop will typically have three to four blooms in a single year. Once a purchase price is tentatively agreed to, the fruit is then harvested and delivered to our packinghouses located in Mexico. We also purchase fruit directly from third-party Mexican packers as supplemental source and is packed to our standards for shipment to either our customers’ or our operating facilities. Peruvian, Chilean and Colombian avocados are primarily handled on a commission basis, which is usually calculated as a percentage of the overall selling price.

Apart from the cost of fruit, significant portions of our avocado handling costs are fixed. As a result, significant fluctuations in the volume of avocados delivered have a considerable impact on the per pound packing costs of avocados we handle. Generally, larger crops will result in a lower per pound handling cost. As a result of our investment in packinghouse equipment, distribution centers with value-added ripening and packing capabilities and personnel, we believe that our cost structure is geared to optimally handle larger avocado crops. We believe that our continued success in marketing avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices, and keeping the handling costs low as we ship avocados to our packinghouses and distribution centers. We are subject to USDA and other regulatory inspections to ensure the safety and the quality of the fruit being delivered.

We have also developed a series of value-added programs that are designed to differentiate our products and services from those offered by our competitors.  Some of these key programs are as follows:

•

Value-Added Ripening: We continue to have success with our ProRipeVIP™ avocado ripening program.  This proprietary program allows us to deliver avocados ~evenly ripened to our customers’ specifications.  We have invested in TasteTech Near Infrared (NIR) technology and equipment.  The most significant reason we invested in the TasteTech systems is because the NIR technology measures internal qualities of the entire piece of fruit, as opposed to competitive mechanical tests that use pressure and calculated averages to measure firmness.  We believe that ripened avocados help our customers address the consumers' immediate needs and accelerate the sale of avocados through their stores.

•

Value-Added Packaging: We have developed various display techniques and packages that appeal to consumers and, in particular, impulse buyers.  Some of our techniques include the bagging of avocados and the strategic display of the bags within the produce section of retail stores.  Our research has demonstrated that consumers generally purchase a larger quantity of avocados when presented in a bag as opposed to the conventional bulk displays.  We also believe that the value proposition of avocados in a bag provides for a higher level of sales to grocery stores.

The avocado market is highly competitive with over one hundred U.S. avocado marketers and/or importers, such as Calavo, seeking to source avocados from over 20,000 independent avocado growers worldwide. Based on the information we have from various industry sources, we believe that Calavo is consistently among the largest avocado marketers in the US from a volume, sales and profitability perspective.  We attribute our solid position as one of the top avocado distributors to the competitiveness of the per pound returns we pay and the communication and service we maintain with our growers.  In addition, we believe our diversified, product assortment, consistent product quality and value-added programs provide us with a competitive advantage in servicing retail and foodservice customers.

Our Fresh business segment also markets and distributes select other perishable food products such as tomatoes and papayas (“Other Fresh Products”).  Tomatoes are primarily handled on a consigned basis, while papayas are handled on a pooling basis, generally at a fixed fee per papaya delivered.  Sales of our Other Fresh Products generally experience fluctuations related to seasonality.  We believe our efforts in distributing our other various types of fruit complement our offerings of avocados.

Calavo Foods

The Calavo Foods segment was originally conceived as a mechanism to stabilize the price of California avocados by reducing the volume of fresh, whole avocados available to the marketplace.  In the 1960's and early 1970's, we pioneered the process of freezing avocado pulp and developed a wide variety of guacamole recipes to address the diverse tastes of consumers and buyers in both the retail and foodservice industries.  One of the key benefits of frozen products is their relatively longer shelf-life.  With the introduction of low cost processed products delivered from Mexican based processors and the growing customer demand for more prepared avocado products we shifted the fruit procurement and pulp processing functions of our Foods segment to Mexico.

We utilize ultra-high pressure technology equipment, which is designed to protect and safeguard foods without the need of preservatives on all of our prepared avocado and guacamole products.  This procedure substantially destroys the cells of any bacteria that could lead to spoilage, food safety, or oxidation issues without affecting the taste profile of the finished product.  Once the procedure is complete, our packaged guacamole can be frozen to ensure a longer shelf-life or shipped fresh to various retail, club, and foodservice customers throughout the markets we service in the U.S and abroad.  While the overwhelming majority of our Calavo Foods products are produced in our Uruapan, Mexico production facility, we also utilize high-quality co-packers (using similar ultra-high pressure technology) from time-to-time, as we did in fiscal year 2017, to produce several of our retail and foodservice products.

For fiscal 2018, we believe our capacity will be sufficient for our expected growth due to a combination of production-enhancing initiatives at our facility and the further development of our network of co-packers.  Net sales of our fresh, refrigerated (non-frozen) products, typically sold to retail customers, represented approximately 53% and 50% of total guacamole sales within the Calavo Foods segment for the years ended October 31, 2017 and 2016.

Sales in the U.S. and Canada are made principally through a commissioned nationwide broker network, which is supported by our regional sales managers.  We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, strategically located warehouses, and market relationships.  During fiscal year 2017, our 5 and 25 largest Calavo Foods customers represented approximately 3% and 6% of our total consolidated revenues.  During fiscal year 2016, our 5 and 25 largest processed product customers represented approximately 3% and 6% of our total consolidated revenues.  During fiscal years 2017, 2016 and 2015 none of our processed product customers represented more than 10% of total consolidated revenues.

RFG

Acquired in June of 2011, Renaissance Food Group is a leader in the fast-growing refrigerated fresh packaged foods category.  RFG creates, markets, and distributes nationally a portfolio of healthy, high quality fresh packaged food products for consumers via the retail channel, including national and regional supermarkets, club stores, mass merchandisers, convenience stores, and specialty/natural retailers.  As a leader in refrigerated fresh packaged foods, RFG utilizes a network of company-operated and independently-operated USDA and organic certified fresh food facilities strategically located across the U.S.  These facilities allow RFG to offer national retailers high quality, refrigerated fresh foods that can be delivered within hours from time of production.  Consumer demand is high for quality refrigerated fresh packaged foods and RFG’s speed to market, product innovation and broad product range positions the Company well to serve retailers addressing this consumer trend.  RFG products include fresh-cut fruit and vegetables, fresh prepared entrée salads, wraps, sandwiches and fresh snacking products as well as ready-to-heat entrees and other hot bar and various deli items, meals kits and related components and salad kits.  RFG products are marketed under the Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials brands, as well as store-brand, private label programs. Backed by Calavo’s resources, the business unit continues to expand its footprint in the retail grocery channel.

During fiscal year 2017, our 5 and 25 largest RFG product customers represented approximately 29% and 39% of our total consolidated revenues.  During fiscal year 2016, our 5 and 25 largest RFG product customers represented approximately 25% and 36% of our total consolidated revenues.  During fiscal years 2017 and 2016, RFG had one customer that represented more than 10% of total consolidated revenues.  During fiscal year 2015, none of our RFG product customers represented more than 10% of total consolidated revenues.

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

With respect to our Calavo Foods and RFG segments, we require working capital to finance the production of our prepared food products, building and maintaining an adequate supply of finished product, and collecting our accounts receivable balances.  These working capital needs are financed through the use of operating cash flows and bank borrowings.

Backlog

Our customers do not place product orders significantly in advance of the requested product delivery dates.  Customers typically order perishable products one to ten days in advance of shipment, and typically order Calavo Foods within thirty days in advance of shipment.

Research and Development

Prior to the acquisition of RFG, we did not undertake significant research and development efforts. Research and development programs, if any, were limited to the continuous process of refining and developing new techniques to enhance the effectiveness and efficiency of our Calavo Foods operations and the handling, ripening, storage, and packing of fresh avocados.  With the acquisition of RFG, however, we have increased research and development for new and improved products which is driven by customer requests, changes in product specifications, customer and market research and/or innovative ideas generated by our own team of experts with food processing and culinary backgrounds.  We solicit customer and supplier input, review process and product trends and conduct sensory and shelf life testing, all to expand the category and drive new sales for our customers.  Research and development costs are charged to expense when incurred.  Total research and development costs for fiscal years 2017, 2016 and 2015 were less than $0.1 million.

Compliance with Government Regulations

As a manufacturer and marketer of consumable products, our operations are subject to extensive regulation by various federal government agencies, including the Food and Drug Administration (FDA), the USDA and the Federal Trade Commission (FTC), as well as state and local agencies, with respect to production processes, product attributes, packaging, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for safety, purity and labeling.  In addition, advertising of our products is subject to regulation by the FTC, and our operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act.  Our manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities. In addition, we are subject to Mexican regulations through the Secretary of Agriculture, Livestock, Rural Development, Fisheries and Food/Plant Protection.

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

Employees

As of October 31, 2017, we had 2,516 employees, of which 954 were located in the United States and 1,562 were located in Mexico.  We do not have a significant number of United States employees covered by a collective bargaining agreement.  Approximately 1,300 of Calavo's Mexican employees are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage.

The following is a summary of the number of "salaried" and "hourly" employees as of October 31, 2017.

Location	Salaried	Hourly	Total
United States	365	589	954
Mexico	257	1,305	1,562
TOTAL	622	1,894	2,516

Item 1A. Risk Factors

Risks Related to Our Business

We are subject to increasing competition that may adversely affect our operating results.

The market for avocados and processed avocado products is highly competitive and affects each of our businesses.  Each of our businesses is subject to competitive pressures, including the following:

•

The market for California avocados is impacted by an increasing volume of foreign grown avocados being imported into the United States.  Recently, there have been significant plantings of avocados in Mexico, Chile, the Dominican Republic, Peru, Colombia and other parts of the world, which have had, and will continue to have, the effect of increasing the volume of foreign grown avocados entering the United States market.

•

Avocados are subject to competition from other avocado handlers.  If we are unable to consistently pay growers a competitive price for their avocados, these growers may choose to have their avocados marketed by alternate handlers.

•

Mexican sourced avocados and perishable food products are impacted by competitors operating in Mexico.  Generally, handlers of Mexican grown avocados operate facilities that are substantially smaller than our facility in Uruapan, Mexico.  If we are unable to pack and market a sufficient volume of Mexican grown avocados, smaller handlers will have a lower per unit cost and be able to offer Mexican avocados at a more competitive price to our customers.

We rely on co-packers for a portion of our manufacturing needs.

We utilize high-quality co-packers to produce a portion of our retail and foodservice products.  If we are unable to utilize quality co-packers effectively, we may not be able to meet our manufacturing needs for our expected growth. We closely monitor and audit the quality of our co-packers; and furthermore, our co-packers are required to maintain insurance.  But we are still subject to risks related to the production or processed foods.

Environmental and other regulation of our business, including potential climate change regulation, could adversely impact us by increasing our production cost or restricting our ability to import certain products into the United States.

    There has been a broad range of proposed and promulgated state, national and international regulation aimed at reducing the effects of climate change. Such regulations apply or could apply in countries where we have interests or could have interests in the future. In the United States, there is a significant possibility that some form of regulation will be enacted at the federal level to address the effects of climate change. Such regulation could take several forms that could result in additional costs in the form of taxes, the restriction of output, investments of capital to maintain compliance with laws and regulations, or required acquisition or trading of emission allowances. Climate change regulation continues to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, we do not believe that such regulation is reasonably likely to have a material effect in the foreseeable future on our business, results of operations, capital expenditures or financial position.

We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.

We are subject to taxes in the U.S. and Mexico. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation.

We are also subject to the examination of our tax returns and other tax matters by the U.S. Internal Revenue Service (the “IRS”) and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.

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

Our current international operations are subject to a number of inherent risks, including:

•	Local economic and political conditions, including disruptions in supply, trading and capital markets;
•	Restrictive US and foreign governmental actions, such as restrictions on transfers of funds and trade protection measures, including import/export duties and quotas and customs duties and tariffs; and
•	Changes in legal or regulatory requirements affecting foreign investment, loans, taxes (including value-added taxes), imports, and exports.

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

Our results of operations may be adversely affected by numerous factors over which we have little or no control and that are inherent in farming, including reductions in the market prices for our products, adverse weather (including but not limited to drought, high winds, earthquakes and/or wildfire) and growing conditions, pest and disease problems, and new government regulations regarding farming and the marketing of agricultural products.

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

From time to time we may dispose of properties in transactions that are intended to qualify as tax deferred exchanges under Section 1031 (Section 1031 Exchanges). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable.  In addition, if a Section 1031 Exchange were later determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

The acquisition of other businesses could pose risks to our operating income.

We intend to review acquisition prospects that would complement our business.  While we are not currently a party to any definitive agreement with respect to any acquisitions, we may acquire other businesses in the future.  Future acquisitions by us could result in accounting charges, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock.  Acquisitions entail numerous risks, including the integration of the acquired operations, diversion of management's attention to other business concerns, risks of entering markets in which we have limited prior experience, and the potential loss of key employees of acquired organizations.  We may be unable to successfully integrate businesses or the personnel of any business that might be acquired in the future, and our failure to do so could have a material adverse effect on our business and on the market price of our common stock.

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

Portions of our IT infrastructure may also experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower profit or lost customers resulting from these disruptions have adversely affected us in the past, and in the future could adversely affect, our financial results, stock price and reputation.

Risks Related to Our Common Stock

The value of our common stock may be adversely affected by market volatility.

The trading price of our common stock fluctuates and may be influenced by many factors, including:

•	Our operating and financial performance and prospects;
•	Announcements we make about our business, financial performance and prospects;
•	Short-interest in our common stock, which may be significant from time-to-time;
•	The depth and liquidity of the market for our common stock;
•	Investor perception of us and the industry and markets in which we operate;
•	Our inclusion in, or removal from, any equity market indices;
•	Changes in earnings estimates or buy/sell recommendations by analysts;
•	Whether or not we meet earnings estimates of analysts who follow our Company; and

•	General financial, domestic, international, economic and other market conditions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters building from Limoneira Company (Limoneira) located in Santa Paula, California.  In addition, RFG leases their corporate office in Rancho Cordova, California.  We have numerous facilities throughout the United States and three facilities in Mexico.  See the following table for a summary of our locations:

United States Locations:

Packinghouses:

Leased or Owned:	City	State	Description
Owned	Santa Paula	California

Primarily handles fresh avocados.  The facility was purchased in 1955 and has been improved in capacity and efficiency since then.  We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Owned	Temecula	California

Primarily handles fresh avocados.  The facility was built in 1985 and has been improved in capacity and efficiency since then.  We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Operating and Distributing Facilities:

Leased or Owned:	City	State	Description
Owned	Santa Paula	California

Primarily ripens, sorts, packs and ships fresh avocados. We sort and pack certain other fresh products as well. We believe that the annual capacity of this facility will be sufficient to pack and ripen, if necessary, its expected annual volume of avocados and other fresh products delivered to us.

Leased	Swedesboro	New Jersey

Primarily ripens, sorts, packs, and ships avocados.  Additionally, it also serves to store and ship certain other fresh products, as well as prepared foods and prepared guacamole products. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Garland	Texas

Primarily ripens, sorts, packs and ships fresh avocados. Additionally, it also serves to store and ship prepared guacamole products as well.  We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Jacksonville	Florida

Opened in the first fiscal quarter of 2016, this facility ripens, sorts, packs and ships fresh avocados and stores and ships prepared guacamole. This facility also processes fresh-cut fruits and vegetables, and prepared foods.  We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Nogales	Arizona	Primarily ripens, sorts, packs and ships tomatoes. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Hilo	Hawaii	Primarily sorts, packs, and ships papayas. We believe that the annual capacity will be sufficient to handle its forecasted annual production needs.

Owned	Hilo	Hawaii	Primarily provides irradiation services for produce grown in Hawaii. We believe that the annual capacity will be sufficient to handle its forecasted annual production needs.

Leased	St. Paul	Minnesota	CSL facility that produces salsa. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Houston	Texas

RFG facility that primarily processes fresh-cut fruits and vegetables, and prepared foods. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Owned	Riverside	California

Purchased in November 2016, this RFG facility primarily processes fresh-cut fruits and vegetables, and prepared foods. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Sacramento	California

RFG facility that primarily processes fresh-cut fruits and vegetables, and prepared foods. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Mexico Locations:

Packinghouse and Processing Facility:

Leased or Owned:	City	State	Description
Owned	Uruapan	Michoacan

Our Calavo Foods processing facility produces our guacamole products.  While we believe this capacity is reasonable given our current sales, we are considering various plans to meet our future expected growth.

Owned	Uruapan	Michoacan

Handles avocados delivered to us by Mexican growers.  The facility was built in 1985 and has been significantly improved in capacity and efficiency since then. We believe that the annual capacity of this facility will be sufficient to process its forecasted annual production needs.

Owned	Ciudad Guzman	Jalisco

Opened in the third quarter of 2017, this ADJ facility handles avocados delivered to us by Mexican growers. We believe that the annual capacity of this facility will be sufficient to process its forecasted annual production needs.

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

Name	Age	Position
Lecil E. Cole	78	Chairman of the Board, President and Chief Executive Officer
B. John Lindeman	47	Chief Financial Officer and Corporate Secretary
Robert J. Wedin	68	Vice President, Sales and Fresh Marketing
Michael A. Browne	59	Vice President, Fresh Operations
Ronald A. Araiza	58	Vice President, Foods Division Sales and Operations
James E. Gibson	55	President, RFG

Lecil E. Cole has been a member of our board of directors since February 1982 and has served as Chairman of the Board since 1988.  Mr. Cole has also served as our Chief Executive Officer since February 1999.  He served as an executive of Safeway Stores from 1964 to 1976 and as Chairman of Central Coast Federal Land Bank from 1986 to 1996.  Mr. Cole farms approximately 4,400 acres in California on which avocados and cattle are produced and raised.

B. John Lindeman has served as our Chief Financial Officer and Corporate Secretary since August 2015. Prior to joining Calavo, Mr. Lindeman served as Managing Director at Sageworth Trust Company.  Prior to joining Sageworth, Mr. Lindeman served as Managing Director at Janney Montgomery Scott from August 2009 to March 2015.   Prior to joining Janney, Mr. Lindeman served as Managing Director at Stifel Nicolaus from December 2005 to August 2009 and as Principal at Legg Mason from October 1999 to December 2005.  Prior to joining Legg Mason, Mr. Lindeman was a  Manager at PricewaterhouseCoopers LLP.

Robert J. Wedin has served as our Vice President since 1993.  Mr. Wedin joined us in 1973 at our then Santa Barbara packinghouse.  Beginning in 1990, Mr. Wedin served as a director of the California Avocado Commission for a period of ten years.  Mr. Wedin currently is a board member of Producesupply.org and serves as a member of that organization's executive committee.

Michael A. Browne has served as our Vice President since May 2005.  From 1997 until joining us, Mr. Browne served as the founder and co-owner of Fresh Directions International, a closely held multinational fresh produce company, which marketed fresh avocados from Mexico, Chile, and the Dominican Republic.

Ronald A. Araiza has served as our Vice President since January 2017.  Mr. Araiza has approximately twenty years of experience as a Vice President at Mission Produce and Del Rey Avocado.

James E. Gibson has served as President of RFG since October 26, 2017.  Prior to his recent appointment as President of RFG, Mr. Gibson served as Chief Operating Officer of RFG since 2003.

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

Fiscal 2017	High	Low
First Quarter	$66.35	$53.65
Second Quarter	$66.60	$51.20
Third Quarter	$76.15	$64.43
Fourth Quarter	$74.80	$66.35

Fiscal 2016	High	Low
First Quarter	$56.58	$48.12
Second Quarter	$57.54	$47.64
Third Quarter	$67.43	$55.10
Fourth Quarter	$69.78	$58.78

As of November 30, 2017, there were approximately 810 stockholders of record of our common stock, which includes shareholders whose shares were held in brokerage firms, depositories and other institutional firms in “street name”.

Dividend Policy

Our dividend policy is to provide for an annual dividend payment, as determined by the Board of Directors.  We anticipate paying dividends in the first quarter of our fiscal year.

On December 8, 2017, we paid a $0.95 per share dividend in the aggregate amount of $16.7 million to shareholders of record on November 17, 2017. On December 8, 2016, we paid a $0.90 per share dividend in the aggregate amount of $15.7 million to shareholders of record on November 17, 2016.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following summary of consolidated financial data (other than pounds information) for each of the years in the five-year period ended October 31, 2017, are derived from the audited consolidated financial statements of Calavo Growers, Inc.

Historical results are not necessarily indicative of results that may be expected in any future period.  The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto that are included elsewhere in this Annual Report.

	Fiscal Year Ended October 31,
	2017	2016	2015	2014	2013

	(In thousands, except per share data)
Income Statement Data: (1)(2)(5)(6)
Net sales	$1,075,565	$935,679	$856,824	$782,510	$691,451
Gross profit	114,544	107,534	85,227	71,228	59,448
Selling, general and administrative	56,651	46,440	41,558	36,605	33,485
Net income attributable to Calavo Growers, Inc.	37,270	38,022	27,199	97	(1,795)
Basic net income per share	$2.14	$2.19	$1.57	$0.01	$(0.12)
Diluted net income per share	$2.13	$2.18	$1.57	$0.01	$(0.12)
Balance Sheet Data as of End of Period:
Working capital	$3,661	$25,612	$18,964	$22,047	$(3,252)
Total assets	364,117	327,933	284,945	283,464	239,810
Accrued expenses	39,946	31,095	21,311	25,303	36,541
Current portion of long-term obligations	129	138	2,206	5,099	5,258
Long-term obligations, less current portion	439	445	586	2,791	7,792
Shareholders' equity	244,122	215,069	185,982	179,406	119,093
Cash Flows Provided by (Used in):
Operations	$62,140	$61,968	$37,283	$24,547	$13,712
Investing(2)(3)(4)	(53,668)	(21,731)	(21,054)	(21,753)	(7,746)
Financing(4)	(15,689)	(33,566)	(15,802)	(4,069)	(5,050)
Other Data:
Cash dividends declared per share	$0.95	$0.90	$0.80	$0.75	$0.70
Net book value per share	$13.92	$12.33	$10.70	$10.37	$7.58
Pounds of California avocados sold	53,875	109,545	75,538	74,438	141,400
Pounds of non-California avocados sold	245,463	278,200	312,710	258,940	218,244
Pounds of processed avocados products sold	29,911	26,773	27,182	26,451	21,636

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

(2)

In May 2014, we deconsolidated FreshRealm (see above). We recorded a gain on the deconsolidation of FreshRealm of $12.6 million, which has been recorded on the face of the income statement as other income.  For fiscal 2017 and 2016, we contributed $7.5 million and $3.2 million as investments in FreshRealm.  Our total investment of $28.4 million and $21.0 million in FreshRealm as of October 31, 2017 and 2016, has been recorded as investment in unconsolidated subsidiaries on our balance sheet.

(3)

In July 2015, Calavo Growers de Mexico entered into a Shareholder Agreement with Belo, a Mexican Company owned by Agricola Belher, and Don Memo. Don Memo, a Mexican corporation created in July 2013, is engaged in the business of owning and improving land in Jalisco, Mexico for the growing of tomatoes and other produce and the sale and distribution of tomatoes and other produce.  In fiscal 2017, 2016, 2015, and 2013, we contributed $0.5 million, $2.3 million, $1.0 million, and $1.0 million as investments in Don Memo.  In fiscal 2015 and 2014, we advanced $0.8 million and $3.2 million. These monies totaling $4.0 million, effectively a bridge loan, were repaid in the first quarter of fiscal 2016. We had recorded such loans in prepaids and other current assets.

(4)

Cost of Sales for fiscal 2014 and 2013 include non-cash compensation expenses related to the acquisition of RFG totaling $1.8 million, and $0.7 million.  These non-cash expenses will not continue in the future.

(5)

Selling, General, and Administrative expenses for fiscal 2014 and 2013 include non-cash compensation expenses related to the acquisition of RFG totaling $0.7 million, and $0.3 million.  These non-cash expenses will not continue in the future.

(6)

Included in accrued liabilities as of October 31, 2013 is a non-cash, contingent consideration liability totaling $15.6 million related to the acquisition of RFG.  This liability resolved during fiscal 2014 and will not continue in the future.

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

Overview

We are a leader in the distribution of avocados, prepared avocado products, and other perishable food products throughout the United States.  Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers on a worldwide basis. We procure avocados from California, Mexico and other growing regions around the world.  Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) process and package a portfolio of healthy fresh foods including fresh-cut fruit, fresh-cut vegetables, and prepared foods and (iii) process and package guacamole and salsa.  We report our operations in three different business segments:  Fresh products, Calavo Foods and RFG.  See Note 11 to our consolidated financial statements for further discussion.

Our Fresh products business grades, sizes, packs, cools, and ripens (if desired) avocados for delivery to our customers.  During fiscal 2017, we operated two packinghouses and four operating and distributing facilities that handle avocados across the United States. We believe that our continued success in marketing avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices, and keeping the handling costs low as we ship avocados to our packinghouses and distribution centers. We believe our diversified avocado sources help provide a level of relative supply stability that may, over time, serve to increase the availability and demand for avocados among consumers in the United States and elsewhere in the world.  Significant fluctuations in the volume of avocados delivered have an impact on the per pound packing costs of avocados we handle. Generally, larger crops will result in a lower per pound handling cost. As a result of our investment in packinghouse equipment, distribution centers with value-added ripening and packing capabilities, and personnel, we believe that our cost structure is geared to optimally handle larger avocado volume. We believe our efforts in distributing our other various perishable foods, such as tomatoes and papayas, complement our offerings of avocados.  From time to time, we continue to explore the distribution of other crops that provide reasonable returns to our business.

Our Calavo Foods business procures avocados, processes avocados into a wide variety of guacamole products, and distributes the processed product to our customers.  All of our prepared avocado products shipped to North America are “cold pasteurized” and include both frozen and fresh guacamole.  Due to the freshness of our refrigerated guacamole and relatively longer shelf-life of our frozen guacamole, we believe that we are well positioned to address the diverse taste and needs of today’s foodservice and retail customers.  Additionally, we also prepare various fresh salsa products.  Our Calavo Foods segment maintains relationships with foodservice companies and food retailers.  We continue to seek to expand our relationships with major foodservice companies and food retailers and develop alliances that will allow our products to reach a larger percentage of the marketplace.

Net sales of frozen products represented approximately 47% and 50% of total processed segment sales for the years ended October 31, 2017 and 2016.  Net sales of our refrigerated products represented approximately 53% and 50% of total processed segment sales for the years ended October 31, 2017 and 2016.

Our RFG business produces, markets and distributes nationally a portfolio of healthy, high quality fresh packaged food products for consumers sold through the retail channel.  RFG products include fresh-cut fruit and vegetables, fresh prepared entrée salads, wraps, sandwiches and fresh snacking products, as well as ready-to-heat entrees and other hot bar and various deli items, meals kits and salad kits.  RFG products are marketed under the Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials brands, as well as store-brand and private label programs.

The operating results of all of our businesses have been, and will continue to be, affected by quarterly and annual fluctuations and market downturns due to a number of factors, including but not limited to pests and disease, weather patterns, changes in demand by consumers, the timing of the receipt, reduction, or cancellation of significant customer orders, the gain or loss of significant customers, market acceptance of our products, our ability to develop, introduce, and market new products on a timely basis, availability and cost of avocados and supplies from growers and vendors, new product introductions by our competitors, the utilization of production capacity at our various plant locations, change in the mix of avocados and Calavo Foods and RFG products we sell, and general economic conditions.  We believe, however, that we are currently positioned to address these risks and deliver favorable operating results for the foreseeable future.

Recent Developments

Dividend Payment

On October 4, 2017, the Company declared a $0.95 per share cash dividend to shareholders of record on November 17, 2017.  On December 8, 2017, the Company paid this cash dividend which totaled $16.7 million.

Riverside facility

On November 1, 2016, we acquired certain real property, consisting of land, a refrigerated building and select production and office equipment located at 1730 Eastridge Avenue, Riverside, California from Fresh Foods, LLC for total consideration of approximately $19.4 million.  We intend to operate the refrigerated facility as part of our network of USDA and organic certified fresh food facilities.

The Thomas fire

We have multiple facilities located in Santa Paula, California, most notably our corporate headquarters. None of our facilities sustained damage from the Thomas fire in California and disruption to our operations was minimal. We do not expect the fires in Ventura County to have a significant impact on our avocado volumes or earnings.  We expect to manage through any shortfall in the Ventura County avocado supply through our diversified avocado sourcing.

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

Mexico tax audits

     We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in Mexico and the United States.  During our third quarter of fiscal 2016, our wholly-owned subsidiary, Calavo de Mexico (“CDM”), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (“MFM”) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary.  MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (“VAT”).  During our fourth fiscal quarter of 2016, we provided a written rebuttal to MFM’s preliminary observations and requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman) so that a full discussion of the case between us, the MFM and the PRODECON, as appropriate, can lead to a reconsideration of the MFM findings. During our third and fourth fiscal quarters of 2017, several meetings between MFM, PRODECON and us took place and on November 28, 2017, the PRODECON process concluded. As a result, the MFM is expected to issue its final assessment within the following five months.  If the MFM’s final assessment does not differ materially from their preliminary observations, then we will resolve the matter through legal means.  We believe we have the legal arguments and documentation to sustain the positions challenged by tax authorities.

Additionally, we also received notice from Mexico's Federal Tax Administration Service, Servicio de Administracion Tributaria (SAT), that our wholly-owned Mexican subsidiary, Calavo de Mexico, is currently under examination related to fiscal year 2013.  In January 2017 we received preliminary observations from SAT outlining certain proposed adjustments primarily related to intercompany funding deductions for services from certain vendors/suppliers and VAT. We provided a written rebuttal to these preliminary observations during our second fiscal quarter of 2017 which the SAT is in process of analyzing.  During our third fiscal quarter of 2017, we requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman) so that a full discussion of the case between us, the SAT and the PRODECON, as appropriate, can lead to a reconsideration of the SATs findings. We expect that several formal meetings between us, the SAT and the PRODECON will be required before the SAT will reach a conclusion.  Note that during the meeting and discussion process, the fiscal year 2013 final assessment (previously expected no later September 2017) has been suspended.

We believe that the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial position.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate all of our estimates, including those related to the areas of customer and grower receivables, inventories, useful lives of property, plant and equipment, promotional allowances, equity income/losses from unconsolidated entities, income taxes, retirement benefits, and commitments and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Additionally, we frequently engage third party valuation experts to assist us with estimates described below.  Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods.

Management has discussed the development and selection of critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting estimates in this Annual Report.

We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Promotional allowances.  We provide for promotional allowances at the time of sale, based on our historical experience.  Our estimates are generally based on evaluating the relationship between promotional allowances and gross sales.  The derived percentage is then applied to the current period’s sales revenues in order to arrive at the appropriate debit to sales allowances for the period.  The offsetting credit is made to accrued liabilities.  When certain amounts of specific customer accounts are subsequently identified as promotional, they are written off against this allowance.  Actual amounts may differ from these estimates and such differences are recognized as an adjustment to net sales in the period they are identified.  We estimate that a one percent (100 basis point) change in the derived percentage for the entire year would impact results of operations by approximately $0.9 million.

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

Goodwill and acquired intangible assets.  Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment.  We can use a qualitative test, known as "Step 0," or a two-step quantitative method to determine whether impairment has occurred. In Step 0, we elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In fiscal 2017, 2016 and 2015,  we elected to implement Step 0 and were not required to conduct the remaining two step analysis. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units.  The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.  The results of our Step 0 assessments indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the years ended October 31, 2017, 2016 or 2015.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of income, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,
	2017	2016	2015
Net sales	100%	100%	100%
Gross profit	10.6%	11.5%	9.9%
Selling, general and administrative	5.3%	5.0%	4.9%
Operating income	5.4%	6.5%	5.1%
Interest income	0.0%	0.0%	0.0%
Interest expense	(0.1)%	(0.1)%	(0.1)%
Other income, net	0.0%	0.0%	0.0%
Net income	3.5%	4.1%	3.2%

Net Sales

We believe that the fundamentals for our products continue to be favorable.  Firstly, United States (U.S.) avocado demand continues to grow, with per capita use in 2016/17 reaching 7.1 pounds per person, up 2 percent from the previous year, and approximately double the estimate from a decade ago. We believe that the healthy eating trend that has been developing in the United States contributes to such growth, as avocados, which are cholesterol and sodium free, dense in fiber, vitamin B6, antioxidants, potassium, folate, and contain unsaturated fat, which help lower cholesterol.  Also, a growing number of research studies seem to suggest that phytonutrients, which avocados are rich in, help fight chronic illnesses, such as heart disease and cancer.

Additionally, we believe that the demographic changes in the U.S. will impact the consumption of avocados and avocado-based products.  The Hispanic community currently accounts for approximately 18% of the U.S. population and the total number of Hispanics is estimated to double by the year 2050.  Avocados are considered a staple item purchased by Hispanic consumers, as the per-capita avocado consumption in Mexico is significantly higher than that of the U.S.

We anticipate avocado products will further penetrate the United States marketplace driven by year-round availability of fresh avocados due to imports, a rapidly growing Hispanic population, and the promotion of the health benefits of avocados.  As one of the largest marketers of avocado products in the United States, we believe that we are well positioned to leverage this trend and to grow our Fresh products and Calavo Foods segments of our business.  Additionally, we also believe that avocados and avocado based products will further penetrate other marketplaces that we currently operate in as interest in avocados continues to expand.

In October 2002, the USDA announced the creation of a Hass Avocado Board to promote the sale of Hass variety avocados in the U.S. marketplace.  This board provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace.  The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales.  We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our avocado businesses.  During fiscal 2017, 2016 and 2015, on behalf of avocado growers, we remitted approximately $1.7 million, $2.4 million and $1.7 million to the California Avocado Commission.  During fiscal 2017, 2016 and 2015, we remitted approximately $5.8 million, $8.2 million and $8.3 million to the Hass Avocado Board related to avocados.

We also believe that our other fresh products, primarily tomatoes, are positioned for future growth.

The tomato is the fourth most popular fresh-market vegetable (though a fruit scientifically speaking, tomatoes are more commonly considered a vegetable) behind potatoes, lettuce, and onions in the United States. Although stabilizing in the first decade of the 2000s, annual average fresh-market tomato consumption remains well above that of the previous decade. Over the past few decades, per capita use of tomatoes has been on the rise due to the enduring popularity of salads, salad bars, and submarine sandwiches. Perhaps of greater importance has been the introduction of improved and new tomato varieties, the increased development of hot-house grown tomatoes (such as those grown by our ADM affiliate), heightened consumer interest in a wider range of tomatoes, a surge of new immigrants who eat vegetable-intensive diets, and expanding national emphasis on health and nutrition.

Papayas have become more popular as the consumption in the United States has more than doubled in the past decade.  Papayas have high nutritional benefits. They are rich in anti-oxidants, the B vitamins, folate and pantothenic acid, potassium and magnesium; and fiber.

Additionally, through the acquisition of RFG, we substantially expanded and accelerated the Company’s presence in the fast-growing refrigerated fresh packaged foods category through an array of retail product lines for produce, deli, and foodservice departments.  RFG products include fresh-cut fruit and vegetables, fresh prepared entrée salads, wraps, sandwiches and fresh snacking products as well as ready-to-heat entrees and other hot bar and various deli items, meals kits and salad kits.  RFG products are marketed under the Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials brands, as well as store-brand, private label programs.

The following tables set forth sales by product category and sales incentives, by segment (dollars in thousands):

	Year ended October 31, 2017				Year ended October 31, 2016
	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$546,433	$—	$—	$546,433	$493,440	$—	$—	$493,440
Tomatoes	29,199	—	—	29,199	36,286	—	—	36,286
Papayas	9,402	—	—	9,402	9,514	—	—	9,514
Other fresh products	445	—	—	445	5,600	—	—	5,600
Prepared avocado products	—	85,204	—	85,204	—	73,009	—	73,009
Salsa	—	3,951	—	3,951	—	3,617	—	3,617
Fresh-cut fruit & vegetables and prepared foods	—	—	419,973	419,973	—	—	336,989	336,989
Total gross sales	585,479	89,155	419,973	1,094,607	544,840	76,626	336,989	958,455
Less sales incentives	(1,503)	(11,576)	(1,465)	(14,544)	(1,844)	(10,438)	(3,491)	(15,773)
Less inter-company eliminations	(1,314)	(3,184)	—	(4,498)	(4,309)	(2,694)	—	(7,003)
Net sales	$582,662	$74,395	$418,508	$1,075,565	$538,687	$63,494	$333,498	$935,679

	Year ended October 31, 2016				Year ended October 31, 2015
	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$493,440	$—	$—	$493,440	$471,178	$—	$—	$471,178
Tomatoes	36,286	—	—	36,286	18,681	—	—	18,681
Papayas	9,514	—	—	9,514	9,485	—	—	9,485
Other fresh products	5,600	—	—	5,600	4,336	—	—	4,336
Prepared avocado products	—	73,009	—	73,009	—	51,135	—	51,135
Salsa	—	3,617	—	3,617	—	22,736	—	22,736
Fresh-cut fruit & vegetables and prepared foods	—	—	336,989	336,989	—	—	296,697	296,697
Total gross sales	544,840	76,626	336,989	958,455	503,680	73,871	296,697	874,248
Less sales incentives	(1,844)	(10,438)	(3,491)	(15,773)	(1,472)	(9,792)	(2,740)	(14,004)
Less inter-company eliminations	(4,309)	(2,694)	—	(7,003)	(1,497)	(1,923)	—	(3,420)
Net sales	$538,687	$63,494	$333,498	$935,679	$500,711	$62,156	$293,957	$856,824

Net sales to third parties by segment exclude inter-segment sales and cost of sales.  For fiscal year 2017, 2016 and 2015, inter-segment sales and cost of sales of $1.3 million, $4.3 million and $1.5 million between Fresh products and RFG were eliminated. For fiscal year 2017, 2016 and 2015, inter-segment sales and cost of sales of $3.2 million, $2.7 million and $1.9 million between Calavo Foods and RFG were eliminated.

The following table summarizes our net sales by business segment:

	2017	Change	2016	Change	2015

	(Dollars in thousands)
Net sales:
Fresh products	$582,662	8.2%	$538,687	7.6%	$500,711
Calavo Foods	74,395	17.2%	63,494	2.2%	62,156
RFG	418,508	25.5%	333,498	13.5%	293,957
Total net sales	$1,075,565	15.0%	$935,679	9.2%	$856,824

As a percentage of net sales:
Fresh products	54.2%		57.6%		58.4%
Calavo Foods	6.9%		6.8%		7.3%
RFG	38.9%		35.6%		34.3%
	100%		100%		100%

Summary

Net sales for the year ended October 31, 2017, as compared to 2016, increased by $139.9 million, or 15.0%.  The increase in sales, when compared to the same corresponding prior year periods, is related to growth from all segments.

For fiscal year 2017, our largest percentage increase in sales was RFG, followed by Calavo Foods and our Fresh products segment, as shown above.  Our increase in RFG sales was due primarily to increased sales from fresh prepared food products and fresh-cut fruit and vegetable products.  We experienced an increase in our Calavo Foods segment during fiscal year 2017, which was due primarily to an increase in the sales of our prepared avocado products.  Our increase in Fresh product sales was due primarily to increased sales of avocados, which was partially offset by decreased sales of tomatoes. See discussion below for further details.

All three segments of our business are subject to seasonal trends, which can impact the volume and/or quality of fruit sourced in any particular quarter.

Net sales to third parties by segment exclude value-added services billed by our Uruapan packinghouse and our Uruapan processing plant to the parent company.  Additionally, net sales to third parties by segment exclude sales between Avocados de Jalisco and the parent company. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Fiscal 2017 vs. Fiscal 2016:

Net sales delivered by the Fresh products business increased by approximately $44.0 million, or 8.2%, for the year ended October 31, 2017, when compared to fiscal 2016.  As discussed above, this increase in Fresh product sales during fiscal 2017 was primarily related to increased sales of avocados, which was partially offset by decreased sales of tomatoes.

Sales of avocados increased $53.4 million, or 10.9%, for the year ended October 31, 2017, when compared to the same prior year period.  The increase in avocado sales was primarily due to an increase in the sales price per carton of 46.0%, compared to fiscal 2016. The increase in sales price per carton was partially offset by a decrease in volume of avocados sold of 88.4 million pounds, or 23%. We attribute much of the change in price to market conditions during the year, in which consumer demand continued to exceed available industry supply.

Sales of tomatoes decreased to $27.9 million for the year ended October 31, 2017, compared to $36.0 million for the same period for fiscal 2016.  The decrease in sales of tomatoes is due to a decrease in the sales price per carton of approximately 23.5% due primarily to a change in weather patterns which resulted in wider availability of tomatoes in the market.

We anticipate that sales volume of avocados will increase in fiscal 2018, due to larger expected avocado crops, when compared to the same prior year period.  We do not expect the fires in Ventura County to have a significant impact on our avocado volumes or earnings.  We expect to manage through any shortfall in the Ventura County avocado supply through our diversified avocado sourcing.

Fiscal 2016 vs. Fiscal 2015:

Net sales delivered by the Fresh products business increased by approximately $38.0 million, or 7.6%, for the year ended October 31, 2016, when compared to fiscal 2015.  The increase in Fresh product sales during fiscal 2016 was primarily related to increased sales of avocados and tomatoes. See details below.

Sales of avocados increased $21.9 million, or 4.7%, for the year ended October 31, 2016, when compared to the same prior year period.  The increase in avocados was primarily due to an increase of pounds sold of $1.4 million, or 0.4%. We attribute most of this increase in volume to the larger California avocado crop in fiscal 2016, compared to the same prior year period. Partially offsetting the California avocado crop increase was a decrease in Mexican sourced avocados, due to supply disruptions in July and October which stalled the harvesting of avocados for the entire industry. In addition to the overall increase in pounds sold, is an increase in the sales price per carton.  The sales price per carton for avocados increased by approximately 3.4%.  We attribute much of this change in price to a lower overall supply of avocados in the market during the fourth quarter of fiscal 2016.

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

Calavo Foods

Fiscal 2017 vs. Fiscal 2016:

Sales for Calavo Foods for the year ended October 31, 2017, when compared to the same period for fiscal 2016, increased $10.9 million, or 17.2%.  This increase is primarily due to an increase in sales of prepared avocado products of approximately $10.8 million, or 18.0%, for the year ended October 31, 2017, when compared to the same prior year period. The increase in sales of prepared avocado products was related to an increase in overall pounds sold and the price per pound.

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

RFG

Fiscal 2017 vs. Fiscal 2016:

Sales for RFG for the year ended October 31, 2017, when compared to the same period for fiscal 2016, increased $85.0 million, or 25.5%.  This increase is due primarily to increased sales from prepared foods, fresh-cut fruit and vegetable products. The overall increase in sales is primarily due to an increase in sales volume, which we believe results from our ability to develop new retail relationships and expand current retail partnerships into additional geographies and product categories as we continue to build out our national manufacturing capabilities.

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

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment:

	2017	Change	2016	Change	2015

	(Dollars in thousands)
Gross Profit:
Fresh products	$72,376	24.8%	$57,997	56.5%	$37,064
Calavo Foods	13,353	(40.5)%	22,448	9.4%	20,511
RFG	28,815	6.4%	27,089	(2.0)%	27,652
Total gross profit	$114,544	6.5%	$107,534	26.2%	$85,227

Gross profit percentages:
Fresh products	12.4%		10.8%		7.4%
Calavo Foods	17.9%		35.4%		33.0%
RFG	6.9%		8.1%		9.4%
Consolidated	10.6%		11.5%		9.9%

Summary

Our cost of goods sold consists predominantly of ingredient costs (primarily fruit and other whole foods), packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products and other direct expenses pertaining to products sold.  Gross profit increased by approximately $7.0 million, or 6.5%, for the year ended October 31, 2017, when compared to the same period for fiscal 2016.  The increase was attributable to gross profit increases across the Fresh products and RFG segments, partially offset by a decrease in our Calavo Foods segment.

Fresh products

Fiscal 2017 vs. Fiscal 2016:

During fiscal 2017, as compared to the same prior year period, the increase in our Fresh products segment gross profit percentage was the result of increased profit for avocados, partially offset by a decreased profit for tomatoes. For the year ended October 31, 2017, compared to the same prior year period, the gross profit percentage for avocados increased from 10.9% in 2016 to a gross profit percentage of 12.7% in 2017.  The profit improvement during fiscal 2017, was primarily the result of management’s focus and execution on continuous improvement across the operation which helped to complement the current market conditions, in which consumer demand continued to exceed available industry supply.  In addition, U.S. Dollar to Mexican Peso exchange rate was stronger in fiscal 2017, when compared to fiscal 2016.  Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross margins for our Fresh products segment.

For the year ended October 31, 2017 we generated gross profit of $2.7 million from tomato sales, down 36.3% from $4.2 million in the corresponding prior year period.  The decline in tomato gross profit is due primarily to a decrease in the sales price per carton of approximately 23.5%. The majority of our tomato sales are done on a consignment basis, in which the gross profit we earn is generally based on a commission agreed to with each party, which usually is a percent of the overall selling price; however, we also purchase some tomatoes on the spot market to meet specific customer requests and have certain fixed overhead costs associated with our tomato operations which impact the overall gross profit realized from tomato sales.  The gross profit percentage for consignment sales are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers. Although we generally do not take legal title to such consigned products prior to sale, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and pricing risk) that are consistent with acting as a principal in the transaction.  Accordingly, our results of operations include sales and cost of sales from the sale of products procured under consignment arrangements.

Fiscal 2016 vs. Fiscal 2015:

During fiscal 2016, as compared to the same prior year period, the increase in our Fresh products segment gross profit percentage was the result of increased profit for avocados and tomatoes. For the year ended October 31, 2016, compared to the same prior year period, the gross profit percentage for avocados increased from 7.3% in 2015 to a gross profit percentage of 10.9% in 2016.  For fiscal 2016, we were able to effectively manage our fruit costs during select periods within the year and better leverage our fixed handling costs. In addition, the U.S. Dollar to Mexican Peso exchange rate continued to strengthen in fiscal 2016. Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Fresh products segment.

For the year ended October 31, 2016 we generated gross profit of $4.2 million from consigned tomato sales, up 107% from $2.0 million in the corresponding prior year period. This improvement in tomato gross profit, is due to an overall increase in tomato sales, which increased $17.3 million for the year ended October 31, 2016, compared to the same period for fiscal 2015.  The increase in sales of tomatoes is due to an increase in cartons sold of approximately 1.1 million cartons or 62.9%. In addition, tomatoes experienced an increase in the sales price per carton of approximately 18.2%, most notable during our fiscal first quarter, primarily resulting from a change in weather patterns.

Calavo Foods

Fiscal 2017 vs. Fiscal 2016:

The Calavo Foods segment gross profit percentage during our year ended October 31, 2017 decreased to 17.9%, compared to the same prior year period gross profit percentage of 35.4%.  This decrease was primarily due to an increase in fruit input costs for the year ended October 31, 2017, as compared to the same period year period.  Note that any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Calavo Foods segments.

Fiscal 2016 vs. Fiscal 2015:

The Calavo Foods segment gross profit percentage during our year ended October 31, 2016 increased to 35.4%, compared to the same prior year period gross profit percentage of 33.0%.  This increase was primarily due to (i) lower guacamole production costs resulting from the U.S. Dollar to Mexican Peso exchange rate strengthening by approximately 18% for the year ended October 31, 2016, as compared to the same period year period and (ii) lower salsa production costs.  Note that any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Calavo Foods segments.

RFG

Fiscal 2017 vs. Fiscal 2016:

RFG’s gross profit percentage during our fiscal year ended October 31, 2017 was 6.9%, compared 8.1% in the same prior year period.  This lower gross profit percentage was primarily the result of additional costs incurred during the year associated with growth initiatives currently underway for the segment.  Specifically, these costs relate to the start-up and ramping up periods at new or recently expanded RFG plants, as well as higher costs related to the development and optimization of new product categories. The gross profit of fiscal 2017 was enhanced, in part, by a change in the presentation of broker commission expenses, totaling $3.0 million in fiscal 2017, which was moved to selling, general and administrative expense, rather than shown as a reduction in net sales, as was done in prior year. Without the broker commission impact, gross profit would have decreased $1.2 million for year ended October 31, 2017 when compared to the same prior year period.

Fiscal 2016 vs. Fiscal 2015:

RFG’s decreased gross profit percentage for the year ended October 31, 2016, is due in part to the lingering effects of adverse weather conditions (related to El Nino) that impacted certain fruit and vegetable growing regions and caused reduced raw material availability, increased raw material prices, and reduced processing yields in our first fiscal quarter of 2016 and to a lesser extent in our second fiscal quarter of 2016. Similar to the Calavo Foods segment, RFG often has agreed upon pricing with many of their customers. Note that any significant fluctuation in raw material availability, price and/or quality may have a material impact on future gross profit for our RFG segment.

RFG invested throughout fiscal year 2016 by expanding its production facilities and adding capabilities to meet growing customer demand. Certain expenses associated with the start-up and initial optimization of those facilities temporarily reduced gross profit percentage in the year ended October 31, 2016.

Selling, General and Administrative

	2017	Change	2016	Change	2015
	(Dollars in thousands)
Selling, general and administrative	$56,651	22.0%	$46,440	11.7%	$41,558
Percentage of net sales	5.3%		5.0%		4.9%

Selling, general and administrative expenses in fiscal 2017 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs.  Selling, general and administrative expenses increased $10.2 million, or 22.0%, for the year ended October 31, 2017, when compared to the same prior year period. This increase was partly related to three factors that do not reflect changes in the overall cost structure of the Company, specifically a change in presentation of broker commissions (approximately $3.0 million) to include such costs in selling, general and administrative expenses, which had historically been presented as a reduction in net sales, non-recurring expenses related to the resignation and retirement of two corporate officers (approximately $1.2 million) and a $0.4 million settlement (see Note 7 for further information). In addition to these items, the increase was related to an increase in salaries and benefits (approximately $2.3 million, due in part to higher headcount), an increase in bad debt (approximately $1.2 million), and an increase in stock based compensation (approximately $1.0 million) and legal fees (approximately $0.2 million), which were partially offset by a decrease in accrued management bonuses (approximately $0.6 million).

Selling, general and administrative expenses in fiscal 2016 include costs of marketing and advertising, sales expenses and other general and administrative costs.  Selling, general and administrative expenses increased $4.9 million, or 11.7%, for the year ended October 31, 2016, when compared to the same prior year period.  This increase was primarily related to higher corporate costs, including, but not limited to, general and administrative costs related to salaries (approximately $2.5 million), accrued management bonuses (approximately $1.3 million), insurance (approximately $0.6 million), depreciation (approximately $0.3 million), and employee benefits (approximately $0.2 million), partially offset by decreases in administration fees (approximately $0.4 million) and legal fees (approximately $0.2 million).

Income (Loss) from Unconsolidated Entities

	2017	Change	2016	Change	2015
	(Dollars in thousands)
Income (loss) from unconsolidated entities	$401	(170.4)%	$(570)	1,290.2%	$(41)
Percentage of net sales	—%		(0.1)%		—%

Income (loss) from unconsolidated entities includes our proportionate share of earnings or losses from our investment in Agricola Don Memo, S.A. de C.V. (Don Memo).  We use the equity method of accounting to account for this investment.

Interest Income

	2017	Change	2016	Change	2015
	(Dollars in thousands)
Interest income	$24	(81.8)%	$132	71.4%	$77
Percentage of net sales	—%		—%		—%

Interest income was primarily generated from our loans to growers.  The decrease in interest income in fiscal 2017 as compared to 2016 is due to the borrowings by California avocado growers decreasing in the current year compared to the prior year.

    The increase in interest income in fiscal 2016 as compared to 2015 is due to the borrowings by California avocado growers increasing in the current year compared to the prior year.

Interest Expense

	2017	Change	2016	Change	2015
	(Dollars in thousands)
Interest expense	$1,023	35.3%	$756	(8.9)%	$830
Percentage of net sales	0.1%		0.1%		0.1%

Interest expense is primarily generated from our line of credit borrowings with Farm Credit West, PCA (FCW) and Bank of America, N.A. (BoA), as well as our former term loan agreements with FCW and BofA (prior to June 2016). For fiscal 2017, as compared to fiscal 2016, the increase in interest expense was primarily related to higher average debt balance due primarily to the purchase of property in Riverside, California and other capital expenditures, as well as higher LIBOR rates which increased our interest rate.  For fiscal 2016, as compared to fiscal 2015, the decrease in interest expense was primarily related to the payoff of our term loans with FCW and BoA, and the lower average outstanding balance on our non-collateralized, revolving credit facility.

Other Income, Net

	2017	Change	2016	Change	2015
	(Dollars in thousands)
Other income, net	$479	11.9%	$428	2.6%	$417
Percentage of net sales	0.0%		0.0%		0.0%

Other income, net includes dividend income, as well as certain other transactions that are outside of the normal course of operations.  Other Income stayed relatively consistent in fiscal 2017 compared to fiscal 2016 and 2015.  During fiscal 2017, 2016 and 2015, we received $0.4 million, $0.3 million and $0.3 million as dividend income from Limoneira.

Provision for Income Taxes

	2017	Change	2016	Change	2015
	(Dollars in thousands)
Provision for income taxes	$20,450	(6.5)%	$21,869	35.9%	$16,093
Effective tax rate	35.4%		36.3%		37.2%

For fiscal year 2017, our provision for income taxes was $20.5 million, as compared to $21.9 million recorded for the comparable prior year period.  For fiscal year 2016, our provision for income taxes was $21.9 million, as compared to $16.1 million recorded for the comparable prior year period.

Any change in the U.S. tax law has the potential to materially impact our consolidated financial statements.

Net income attributable to noncontrolling interest

	2017	Change	2016	Change		2015
	(Dollars in thousands)
Net income attributable to noncontrolling interest	$(54)	(87.6)%	$(437)	NM	%	$-
Percentage of net sales	0.0%		0.0%			0.0%

      For fiscal 2016, the noncontrolling interest for Salsa Lisa is recorded at the greater of the noncontrolling interest balance adjusted for the attribution of loss or the amount redeemable pursuant to the buyout process contained in the amended and restated limited liability company agreement of Calavo Salsa Lisa LLC. For fiscal 2016, we recorded an adjustment of $486,000 to increase the noncontrolling interest balance to the currently expected redeemable amount of $771,000. This adjustment has been included in net loss attributed to noncontrolling interest. See Note 2 in our consolidated financial statements for further information.

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2017.  The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with our audited consolidated financial statements included in this Annual Report.  In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results.  Historically, we receive and sell a substantially smaller volume of California avocados in our first fiscal quarter.

	Three months ended
	Oct. 31, 2017	July 31, 2017	Apr. 30, 2017	Jan. 31, 2017	Oct. 31, 2016	July 31, 2016	Apr. 30, 2016	Jan. 31, 2016
	(in thousands, except per share amounts)
Statement of Income Data
Net sales	$277,204	$301,645	$270,162	$226,554	$247,655	$263,146	$220,303	$204,575
Cost of sales	245,689	276,793	233,909	204,630	220,570	230,502	193,496	183,577
Gross profit	31,515	24,852	36,253	21,924	27,085	32,644	26,807	20,998
Selling, general and administrative	14,701	12,698	15,426	13,826	11,574	12,287	11,658	10,921
Operating income	16,814	12,154	20,827	8,098	15,511	20,357	15,149	10,077
Other income (expense), net	126	361	(290)	(316)	(553)	(325)	88	24
Income before provision for income taxes	16,940	12,515	20,537	7,782	14,958	20,032	15,237	10,101
Provision for income taxes	6,567	3,719	7,603	2,561	5,260	7,323	5,561	3,725
Net income	10,373	8,796	12,934	5,221	9,698	12,709	9,676	6,376
Add: Net (inc) loss-noncontrolling int.	(107)	14	11	28	(459)	36	13	(27)
Net income-Calavo Growers, Inc	$10,266	$8,810	$12,945	$5,249	$9,239	$12,745	$9,689	$6,349
Basic	$0.59	$0.51	$0.74	$0.30	$0.53	$0.73	$0.56	$0.37
Diluted	$0.59	$0.50	$0.74	$0.30	$0.53	$0.73	$0.56	$0.37
Number of shares used in per share computation:
Basic	17,429	17,428	17,426	17,374	17,355	17,351	17,348	17,322
Diluted	17,544	17,544	17,539	17,430	17,447	17,447	17,445	17,386

Liquidity and Capital Resources

Operating activities for fiscal 2017, 2016 and 2015 provided cash flows of $62.1 million, $62.0 million and $37.3 million.  Fiscal year 2017 operating cash flows reflect our net income of $37.3 million, net increase of noncash charges (depreciation and amortization, income from unconsolidated entities, provision for losses on accounts receivable, interest on deferred compensation, deferred income taxes, and stock compensation expense) of $18.6 million and a net increase from changes in the non-cash components of our working capital accounts of approximately $6.2 million.

Fiscal year 2017 increases in operating cash flows, caused by working capital changes, includes an increase in trade accounts payable, accrued expenses, and other long-term liabilities of $14.7 million, a decrease in inventory of $1.0 million, an increase in deferred rent of $0.4 million, and a decrease in advances to suppliers of $0.1 million, partially offset by, a decrease in payable to growers of $4.2 million, an increase in other assets of $2.4 million, an increase in prepaid expenses and other current assets of $1.4 million, and an increase in accounts receivable of $0.9 million.

The increase in accounts payable and accrued expenses is primarily related to an increase in our payables related to RFG. The decrease in our inventory balance is primarily related to a decrease in fruit cost included in Mexican avocado inventory on hand at October 31, 2017 as compared to the same prior year period. The decrease in payable to our growers primarily reflects a decrease in our Mexican avocado grower payable due to lower avocado prices in October 2017 compared to October 2016. The increase in other assets is due to an increase in Mexican IVA tax receivable (see Note 16 to our consolidated condensed financial statements). The increase in our accounts receivable, as of October 31, 2017 when compared to October 31, 2016, primarily reflects higher sales recorded in the month of October 2017, as compared to October 2016.

Cash used in investing activities was $53.7 million, $21.7 million and $21.1 million for fiscal years 2017, 2016, and 2015.  Fiscal year 2017 cash flows used in investing activities include capital expenditures of $44.5 million of property, plant and equipment items for expansion projects in the RFG segment (including more than $19 million for purchase of the new Riverside plant which was financed under our existing credit facilities as noted below) and Fresh products segments. It also includes additional investment in FreshRealm of $9.1 million, and additional investment in Agricola Don Memo of $0.5 million, partially offset by proceeds received from the repayment of the loans to San Rafael of $0.4 million.

Cash used in financing activities was $15.7 million, $33.6 million and $15.8 million for fiscal years 2017, 2016 and 2015.  Cash used during fiscal year 2017 primarily related to receipts on our credit facilities totaling $1.0 million, partially offset by the payment of our $15.7 million dividend and the purchase of the noncontrolling interest of Salsa Lisa for $1.0 million.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities.  Cash and cash equivalents as of October 31, 2017 and 2016 totaled $6.6 million and $13.8 million.  Our working capital at October 31, 2017 was $3.7 million, compared to $25.6 million at October 31, 2016.

We believe that cash flows from operations and the available Credit Facility will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for the next twelve months.  We will continue to evaluate grower recruitment opportunities, expanded relationships with retail and club customers, and exclusivity arrangements with food service companies to fuel growth in each of our business segments.  We have a revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West, as joint lead arranger. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases.  Total credit available under this agreement is $80 million, and will expire in June 2021. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our current and past line of credit agreements the weighted-average interest rate was 2.2% and 1.9% at October 31, 2017 and 2016.  Under these credit facilities, we had $20.0 million and $19.0 million outstanding as October 31, 2017 and 2016.

    This new Credit Facility contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all such covenants at October 31, 2017.

The following table summarizes contractual obligations pursuant to which we are required to make cash payments.  The information is presented as of our fiscal year ended October 31, 2017:

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (including interest)	$594	$153	$269	$172	$—
Revolving credit facilities	20,000	20,000	—	—	—
Defined benefit plan	176	38	76	62	—
Operating lease commitments	53,067	5,360	9,860	8,246	29,601
Total	$73,837	$25,551	$10,205	$8,480	$29,601

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

Recently Issued Accounting Standards

In May 2017, the FASB issued an ASU, Stock Compensation (Topic 718), Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance clarifies that modification accounting will be applied if the value, vesting conditions or classification of the award changes. This ASU will be effective for us beginning the first day of our 2018 fiscal year. We do not anticipate a significant impact on our financial condition, results of operations or cash flows upon adoption.

In March 2017, the FASB issued an ASU, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that the service cost component of net periodic benefit costs from defined benefit and other postretirement benefit plans be included in the same Statement of Earnings captions as other compensation costs arising from services rendered by the covered employees during the period.  The other components of net benefit cost will be presented in the Statement of Earnings separately from service costs.  Following adoption, only service costs will be eligible for capitalization into manufactured inventories, which should reduce diversity in practice.  This ASU will be effective for us beginning the first day of our 2019 fiscal year. We do not anticipate a significant impact on our financial condition, results of operations or cash flows upon adoption.

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

In January 2017, the FASB issued an ASU, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. The ASU permits an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU will be effective for us beginning the first day of our 2021 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations.  All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes.  The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2017.

(All amounts in thousands)	Expected maturity date October 31,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$6,625	$—	$—	$—	$—	$—	$6,625	$6,625
Accounts receivable (1)	69,750	—	—	—	—	—	69,750	69,750

Liabilities
Payable to growers (1)	$16,524	$—	$—	$—	$—	$—	$16,524	$16,524
Accounts payable (1)	22,911	—	—	—	—	—	22,911	22,911
Current borrowings pursuant to credit facilities (1)	20,000	—	—	—	—	—	20,000	20,000
Fixed-rate long-term obligations (2)	129	134	128	112	65	—	568	591

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

Our Mexican-based operations transact a significant portion of business in Mexican pesos.  Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates.  Management does, however, evaluate this opportunity from time to time.  Total foreign currency translation losses for fiscal years 2017, 2016, and 2015, net of gains, were $0.3 million, $1.1 million and $1.8 million.

Item 8. Financial Statements and Supplementary Data

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$6,625	$13,842
Accounts receivable, net of allowances of $2,490 (2017) $2,063 (2016)	69,750	70,101
Inventories, net	30,858	31,849
Prepaid expenses and other current assets	6,872	14,402
Advances to suppliers	4,346	4,425
Income taxes receivable	1,377	334
Total current assets	119,828	134,953
Property, plant, and equipment, net	120,072	87,837
Investment in Limoneira Company	40,362	34,036
Investment in unconsolidated entities	33,019	24,652
Deferred income taxes	9,783	14,944
Goodwill	18,262	18,262
Other assets	22,791	13,249
	$364,117	$327,933
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$16,524	$20,965
Trade accounts payable	22,911	22,447
Accrued expenses	39,946	31,095
Short-term borrowings	20,000	19,000
Dividend payable	16,657	15,696
Current portion of long-term obligations	129	138
Total current liabilities	116,167	109,341
Long-term liabilities:
Long-term obligations, less current portion	439	445
Deferred rent	2,732	2,307
Other long-term liabilities	657	—
Total long-term liabilities	3,828	2,752
Commitments and contingencies
Noncontrolling interest, Calavo Salsa Lisa	—	771
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,533 (2017) and 17,440 (2016) shares issued and outstanding)	18	17
Additional paid-in capital	154,243	149,748
Accumulated other comprehensive income	10,434	6,544
Noncontrolling interest	1,016	962
Retained earnings	78,411	57,798
Total shareholders' equity	244,122	215,069
	$364,117	$327,933

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended October 31,

	2017	2016	2015

Net sales	$1,075,565	$935,679	$856,824
Cost of sales	961,021	828,145	771,597
Gross profit	114,544	107,534	85,227
Selling, general and administrative	56,651	46,440	41,558
Operating income	57,893	61,094	43,669
Income (loss) from unconsolidated entities	401	(570)	(41)
Interest income	24	132	77
Interest expense	(1,023)	(756)	(830)
Other income, net	479	428	417
Income before provision for income taxes	57,774	60,328	43,292
Provision for income taxes	20,450	21,869	16,093
Net income	37,324	38,459	27,199
Less: Net income attributable to noncontrolling interest	(54)	(437)	—
Net income attributable to Calavo Growers, Inc.	$37,270	$38,022	$27,199

Calavo Growers, Inc.’s net income per share:
Basic	$2.14	$2.19	$1.57
Diluted	$2.13	$2.18	$1.57

Number of shares used in per share computation:
Basic	17,416	17,347	17,295
Diluted	17,514	17,431	17,363

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended
	October 31,
	2017	2016	2015
Net income	$37,324	$38,459	$27,199
Other comprehensive income, before tax:
Unrealized investment gains (losses)	6,327	6,621	(16,940)
Income tax benefit (expense) related to items of other comprehensive income	(2,437)	(2,496)	6,646
Other comprehensive income (loss), net of tax	3,890	4,125	(10,294)
Comprehensive income	41,214	42,584	16,905
Less: Net income attributable to noncontrolling interest	(54)	(437)	—
Comprehensive income – Calavo Growers, Inc.	$41,160	$42,147	$16,905

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Interest	Total

Balance, October 31, 2014	17,295	17	144,496	12,713	22,180	—	179,406
Exercise of stock options and income tax benefit	13	—	360	—	—	—	360
Stock compensation expense	—	—	2,108	—	—	—	2,108
Restricted stock issued	76	—	99	—	—	—	99
Unrealized loss on Limoneira investment, net	—	—	—	(10,294)	—	—	(10,294)
Dividend declared to shareholders	—	—	—	—	(13,907)	—	(13,907)
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	1,011	1,011
Net income attributable to Calavo Growers, Inc	—	—	—	—	27,199	—	27,199
Balance, October 31, 2015	17,384	17	147,063	2,419	35,472	1,011	185,982
Exercise of stock options and income tax benefit	5	—	551	—	—	—	551
Stock compensation expense	—	—	2,134	—	—	—	2,134
Restricted stock issued	51	—	—	—	—	—	—
Unrealized gain on Limoneira investment, net	—	—	—	4,125	—	—	4,125
Dividend declared to shareholders	—	—	—	—	(15,696)	—	(15,696)
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	(49)	(49)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	38,022	—	38,022
Balance, October 31, 2016	17,440	17	149,748	6,544	57,798	962	215,069
Exercise of stock options and income tax benefit	2	—	404	—	—	—	404
Stock compensation expense	—	—	3,148	—	—	—	3,148
Restricted stock issued	91	1	1,172	—	—	—	1,173
Unrealized gain on Limoneira investment, net	—	—	—	3,890	—	—	3,890
Dividend declared to shareholders	—	—	—	—	(16,657)	—	(16,657)
Salsa Lisa contingent consideration adjustment	—	—	(229)	—	—	—	(229)
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	54	54
Net income attributable to Calavo Growers, Inc.	—	—	—	—	37,270	—	37,270
Balance, October 31, 2017	17,533	$18	$154,243	$10,434	$78,411	$1,016	$244,122

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2017	2016	2015

Cash Flows from Operating Activities:
Net income	$37,324	$38,459	$27,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,691	8,812	8,038
Provision for losses on accounts receivable	1,230	47	75
Loss (income) from unconsolidated entities	(401)	570	109
Contingent consideration related to acquisition of Salsa Lisa	—	—	15
Stock compensation expense	4,320	2,134	2,108
Loss on disposal of property, plant, and equipment	74	248	147
Excess tax benefit from stock-based compensation	—	(447)	—
Deferred income taxes	2,725	1,603	3,183
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(879)	(11,542)	(2,063)
Inventories, net	991	(5,498)	4,713
Prepaid expenses and other current assets	(1,447)	(5,097)	(1,780)
Advances to suppliers	79	(1,605)	438
Income taxes receivable/payable	(1,043)	6,224	(3,465)
Other assets	(2,362)	683	441
Payable to growers	(4,239)	18,084	(1,889)
Deferred rent	425	1,697	—
Trade accounts payable, accrued expenses and other long-term liabilities	14,652	7,596	14
Net cash provided by operating activities	62,140	61,968	37,283
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(44,510)	(21,859)	(18,099)
Investment in unconsolidated entities	(9,067)	(3,900)	(1,800)
Proceeds received for repayment of San Rafael note	409	28	386
Purchase of noncontrolling interest of Salsa Lisa	—	—	262
Infrastructure advance to Agricola Belher	—	—	(1,000)
Loan to Agricola Don Memo	—	—	(803)
Proceeds received for repayment of loan to Agricola Don Memo	—	4,000	—
Investment in Agricola Don Memo	(500)	—	—
Net cash used in investing activities	(53,668)	(21,731)	(21,054)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(15,696)	(13,907)	(12,971)
Proceeds from revolving credit facility	163,500	217,230	255,350
Payments on revolving credit facility	(162,500)	(235,140)	(254,340)
Purchase of noncontrolling interest of Salsa Lisa	(1,000)	(91)	—
Payments on long-term obligations	(58)	(2,209)	(5,098)
Proceeds from stock option exercises	65	104	249
Proceeds from issuance of noncontrolling interest stock	—	—	817
Excess tax benefit from stock-based compensation	—	447	191
Net cash used in financing activities	(15,689)	(33,566)	(15,802)
Net increase (decrease) in cash and cash equivalents	(7,217)	6,671	427
Cash and cash equivalents, beginning of period	13,842	7,171	6,744
Cash and cash equivalents, end of period	$6,625	$13,842	$7,171
Supplemental Information:
Cash paid during the year for:
Interest	$1,094	$741	$843
Income taxes	$17,011	$14,425	$15,495
Noncash Investing and Financing Activities:
Declared dividends payable	$16,657	$15,696	$13,907
Record IVA as a long term asset	$8,368	$—	$—
Investment in FreshRealm included in accrued expenses	$—	$1,600	$—
Property, plant, and equipment included in trade accounts payable and accrued expenses	$1,833	$4,574	$529
Noncash assets received for issuance of noncontrolling interest	$—	$—	$194
Collection for Agricola Belher Infrastructure Advance	$200	$1,045	$845
Unrealized holding gains (losses)	$6,326	$6,621	$(16,940)

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the business

Business

Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and an expanding provider of value-added fresh food.  Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers on a worldwide basis. We procure avocados  from California, Mexico and other growing regions around the world.  Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) create, process and package a portfolio of healthy fresh foods including fresh-cut fruit and vegetables, and prepared foods and (iii) process and package guacamole and salsa. We distribute our products both domestically and internationally and report our operations in three different business segments:  Fresh products, Calavo Foods and Renaissance Food Group (RFG).

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States.

Our consolidated financial statements include the accounts of Calavo Growers, Inc. and our wholly owned subsidiaries, Calavo de Mexico S.A. de C.V., Calavo Foods de Mexico S.A. de C.V., Calavo Growers de Mexico, S. de R.L. de C.V. ( Calavo Growers de Mexico), Maui Fresh International, Inc. (Maui), Hawaiian Sweet, Inc. (HS), Hawaiian Pride, LLC (HP), Calavo Salsa Lisa, LLC (CSL), Avocados de Jalisco, S.A.P.I. de C.V. (Avocados de Jalisco), in which we have a 80 percent ownership interest, and RFG.  All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid financial instruments purchased with an original maturity date of three months or less to be cash equivalents.  The carrying amounts of cash and cash equivalents approximate their fair values.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of non-trade receivables, infrastructure advances and prepaid expenses. Non-trade receivables were $4.7 million and $11.6 million at October 31, 2017 and 2016.  Included in non-trade receivables are $1.4 million and $8.4 million related to the current portion of Mexican IVA (i.e. value-added) taxes at October 31, 2017 and 2016 (See Note 16).  Infrastructure advances are discussed below.  Prepaid expenses totaling $2.9 million and $2.8 million at October 31, 2017 and 2016, are primarily for insurance, rent and other items.

Inventories

Inventories are stated at the lower of cost or market.  Cost is computed on a monthly weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs.  Costs included in inventory primarily include the following: fruit, picking and hauling, overhead, labor, materials and freight.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are stated at cost and amortized over the lesser of their estimated useful lives or the term of the lease, using the straight-line method.  Useful lives are as follows:  buildings and improvements - 7 to 50 years; leasehold improvements - the lesser of the term of the lease or 7 years; equipment - 7 to 25 years; information systems hardware and software – 3 to 10 years.  Significant repairs and maintenance that increase the value or extend the useful life of our fixed asset are capitalized.  On-going maintenance and repairs are charged to expense.

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

Goodwill and Acquired Intangible Assets

Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment.  We can use a qualitative test, known as "Step 0," or a two-step quantitative method to determine whether impairment has occurred. In Step 0, we elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In fiscal 2017, 2016 and 2015, we elected to implement Step 0 and were not required to conduct the remaining two step analysis. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units.  The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.  The results of our Step 0 assessments indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the years ended October 31, 2017, 2016 or 2015.

Long-lived Assets

Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable.  The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition.  The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors.  Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance.  If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset.  For fiscal years 2017 and 2016, we performed our annual assessment of long-lived assets and determined that no impairment indicators existed as of October 31, 2017 and 2016.

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

In December 2014, Calavo formed a wholly owned subsidiary Calavo Growers De Mexico, S. de R.L. de C.V. (Calavo Sub).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de C.V., (Belo) a Mexican Company owned by Agricola Belher, and Agricola Don Memo, S.A. de C.V. (Don Memo). Don Memo, a Mexican corporation formed in July 2013, is engaged in the business of owning and improving land in Jalisco,

Mexico for the growing of tomatoes and other produce and the sale and distribution of tomatoes and other produce.  Belo and Calavo Sub have an equal one-half ownership interest in Don Memo.  Pursuant to a management service agreement, Belo, through its officers and employees, shall have day-to-day power and authority to manage the operations. In fiscal 2017 and 2016, we contributed $0.5 million and $2.3 million as investments in Don Memo. These investment contributions represent Calavo Sub’s 50% ownership in Don Memo, which is included in investment in unconsolidated entities on our balance sheet. We use the equity method to account for this investment.

Effective May 2014, we closed our Second Amended and Restated Limited Liability Company Agreement by and among FreshRealm and the ownership members of FreshRealm.  Pursuant to this agreement, Impermanence, LLC (Impermanence) was admitted as an ownership member of FreshRealm.  Impermanence contributed $10.0 million to FreshRealm for 28.6% ownership.  In the third and fourth quarter of fiscal 2015, FreshRealm issued additional units to various parties, which reduced our ownership percentage to approximately 49% at October 31, 2015. In the fourth quarter of fiscal 2016, FreshRealm completed another round of financing in which Calavo invested $3.2 million. In April 2017, in another round of financing, we committed to invest an additional $8.3 million into FreshRealm if and when certain terms and conditions are met. During fiscal 2017, Calavo invested $7.5 million in FreshRealm. In October 2017, our Chief Executive Officer invested $7.0 million into FreshRealm, as a result of which our ownership percentage as of October 31, 2017 decreased to approximately 43%.

We estimated the fair value of our noncontrolling interest in FreshRealm by performing a fair value measurement.  This analysis was conducted with the consultation from a third party consulting firm.  Our investment of $28.4 million in FreshRealm million has been recorded as investment in unconsolidated subsidiaries on our balance sheet.

Marketable Securities

Our marketable securities consist of our investment in Limoneira Company (Limoneira) stock.  We currently own approximately 12% of Limoneira’s outstanding common stock.  These securities are considered available for sale securities based on management’s intent with respect to such securities and are carried at fair value as determined from quoted market prices.  The estimated fair value, cost, and gross unrealized gain related to such investment was $40.4 million, $23.5 million and $16.9 million as of October 31, 2017.  The estimated fair value, cost, and gross unrealized gain related to such investment was $34.0 million, $23.5 million and $10.5 million as of October 31, 2016.

Advances to Suppliers

We advance funds to third-party growers primarily in Mexico for various farming needs.  Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances.  We continuously evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance.  We recorded an allowance of $0.4 million at October 31, 2017. No such allowance was required at October 31, 2016.

Pursuant to our distribution agreement, which was amended in fiscal 2011, with Agricola Belher (Belher) of Mexico, a producer of fresh vegetables, primarily tomatoes, for export to the U.S. market, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our company, primarily our Arizona facility.  In exchange, we agreed to sell and distribute such tomatoes, make advances to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances.  Pursuant to such amended agreement with Belher, we advanced Belher a total of $3.0 million, up from $2.0 million in the original agreement, during fiscal 2011.  Additionally, the amended agreement calls for us to continue to advance $3.0 million per annum for operating purposes through 2019.  These advances will be collected through settlements by the end of each year.  For fiscal 2017, we agreed to advance an additional $4.0 million for preseason advances. As of October 31, 2017 and 2016, we have total advances of $4.0 million and $4.4 million to Belher pursuant to this agreement, which is recorded in advances to suppliers.

Similar to Belher, we make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from such tomato sales to Don Memo, net of our commission and aforementioned advances. As of October 31, 2017 and 2016, we have total advances of $1.6 million and $0.9 million to Don Memo, which is recorded in advances to suppliers.

Infrastructure Advances

Pursuant to our infrastructure agreement, we make advances to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned/controlled by Belher, as well as packing line equipment.  Advances incur interest at 4.7% at October 31, 2017 and 2016.  As of October 31, 2017, we have advanced a total of $0.6 million ($0.2 million included in prepaid expenses and other current assets and $0.4 million included in other long-term assets).  As of October 31, 2016, we have advanced a total of $0.8 million ($0.2 million included in prepaid expenses and other current assets and $0.6 million included in other long-term assets).  Belher is to annually repay these advances in no less than 20% increments through June 2020.  Interest is to be paid monthly or annually, as defined.  Belher may prepay, without penalty, all or any portion of the advances at any time.  In order to secure their obligations pursuant to both agreements discussed above, Belher granted us a first-priority security interest in certain assets, including cash, inventory and fixed assets, as defined.

Accrued Expenses

Included in accrued expenses at October 31, 2017 and 2016 are liabilities related to the receipt of goods and/or services for which an invoice has not yet been received. These totaled approximately $24.8 million and $12.4 million for the year ended October 31, 2017 and 2016.

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

Consignment Arrangements

We frequently enter into consignment arrangements with pineapple and tomato growers and packers located outside of the United States and growers of certain perishable products in the United States. Although we generally do not take legal title to these avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and pricing risk) that are consistent with acting as a principal in the transaction.  Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements.  Amounts recorded for each of the fiscal years ended October 31, 2017, 2016 and 2015 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2017	2016	2015

Sales	$25,891	$34,919	$28,139
Cost of Sales	22,784	30,729	25,177
Gross Profit	$3,107	$4,190	$2,962

Advertising Expense

Advertising costs are expensed when incurred and are generally included as a component of selling, general and administrative expense. Such costs were approximately $0.1 million, $0.2 million and $0.2 million for fiscal years 2017, 2016, and 2015.

Research and Development

 Research and development costs are expensed as incurred and are generally included as a component of selling, general and administrative expense. Total research and development costs for fiscal years 2017, 2016 and 2015 were less than $0.1 million.

Other Income, Net

Included in other income, net is dividend income totaling $0.5 million for fiscal year 2017.  Dividend income totaled $0.6 million and $0.5 million for fiscal years 2016 and 2015.  See Note 9 for related party disclosure related to other income.

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

Basic and diluted net income per share is calculated as follows (U.S. dollars in thousands, except per share data):

	Year ended October 31,
	2017	2016	2015
Numerator:
Net Income attributable to Calavo Growers, Inc.	$37,270	$38,022	$27,199
Denominator:
Weighted average shares - Basic	17,416	17,347	17,295
Effect on dilutive securities – Restricted stock/options	98	84	68
Weighted average shares - Diluted	17,514	17,431	17,363
Net income per share attributable to Calavo Growers, Inc:
Basic	$2.14	$2.19	$1.57
Diluted	$2.13	$2.18	$1.57

Stock-Based Compensation

We account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in our statements of income.  We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of income over the service period that the awards are expected to vest.

For the years ended October 31, 2017, 2016 and 2015, we recognized compensation expense of $4.3 million, $2.1 million, and $2.1 million related to non-acquisition stock-based compensation (See Note 13).  The value of the stock-based compensation was determined from quoted market prices at the date of the grant.

Foreign Currency Translation and Remeasurement

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs.  The functional currency of our foreign subsidiaries is the United States dollar.  As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates.  Sales and expenses are translated using a weighted-average exchange rate for the period.  Gains and losses resulting from those remeasurements are included in income.  Gains and losses resulting from foreign currency transactions are also recognized currently in income. Total foreign currency losses for fiscal 2017, 2016 and 2015, net of gains, were $0.3 million, $1.1 million, and $1.8 million.

Fair Value of Financial Instruments

We believe that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets.  Due to current market rates, we believe that our fixed-rate long-term obligations have the same fair value and carrying value of approximately $0.6 million as of October 31, 2017.

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

Recently Issued Accounting Standards

In May 2017, the FASB issued an ASU, Stock Compensation (Topic 718), Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance clarifies that modification accounting will be applied if the value, vesting conditions or classification of the award changes. This ASU will be effective for us beginning the first day of our 2018 fiscal year. We do not anticipate a significant impact on our financial condition, results of operations or cash flows upon  adoption.

In March 2017, the FASB issued an ASU, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that the service cost component of net periodic benefit costs from defined benefit and other postretirement benefit plans be included in the same Statement of Earnings captions as other compensation costs arising from services rendered by the covered employees during the period.  The other components of net benefit cost will be presented in the Statement of Earnings separately from service costs.  Following adoption, only service costs will be eligible for capitalization into manufactured inventories, which should reduce diversity in practice.  This ASU will be effective for us beginning the first day of our 2019 fiscal year. We do not anticipate a significant impact on our financial condition, results of operations or cash flows upon adoption.

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

In January 2017, the FASB issued an ASU, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. The ASU permits an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU will be effective for us beginning the first day of our 2021 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in a company's net assets, except changes resulting from transactions with shareholders.  For the fiscal year ended October 31, 2017, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $3.9 million, net of income taxes.  Limoneira’s stock price at

October 31, 2017 equaled $23.35 per share.  For the fiscal year ended October 31, 2016, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $4.1 million, net of income taxes.  Limoneira’s stock price at October 31, 2016 equaled $19.69 per share.  For the fiscal year ended October 31, 2015, other comprehensive income includes the unrealized loss on our Limoneira investment totaling $10.3 million, net of income taxes.  Limoneira’s stock price at October 31, 2015 equaled $15.86 per share.

Noncontrolling Interest

The following tables reconcile shareholders’ equity attributable to noncontrolling interest related to the Salsa Lisa acquisition, and Avocados de Jalisco (in thousands).

Salsa Lisa noncontrolling interest	October 31, 2017	October 31, 2016

Noncontrolling interest, beginning	$771	$285
Purchase of noncontrolling interest of Salsa Lisa	(771)	486
Noncontrolling interest, ending	$—	$771

In March 2017, pursuant to the Amended and Restated Limited Liability Company Agreement dated February 8, 2010 entered into by Calavo Growers, Inc., Calavo Salsa Lisa LLC, Lisa’s Salsa Company, Elizabeth Nicholson and Eric Nicholson, we purchased the 35 percent ownership of Calavo Salsa Lisa not held by us for $1.0 million.

	Year ended	Year ended
Avocados de Jalisco noncontrolling interest	October 31, 2017	October 31, 2016

Noncontrolling interest, beginning	$962	$1,011
Net income (loss) attributable to noncontrolling interest of Avocados de Jalisco	54	(49)
Noncontrolling interest, ending	$1,016	$962

3.    Inventories

Inventories consist of the following (in thousands):

	October 31,
	2017	2016

Fresh fruit	$14,566	$17,126
Packing supplies and ingredients	9,755	7,605
Finished prepared foods	6,537	7,118
	$30,858	$31,849

We assess the recoverability of inventories through an ongoing review of inventory levels in relation to sales and forecasts and product marketing plans.  When the inventory on hand, at the time of the review, exceeds the foreseeable demand, the value of inventory that is not expected to be sold is written down.  The amount of the write-down is the excess of historical cost over estimated realizable value.  Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

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

We recorded an adjustment of $0.4 million and $1.1 million to adjust our fresh fruit inventory to the net realizable value as of October 31, 2017 and 2016.

4.     Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2017	2016

Land	$11,569	$7,023
Buildings and improvements	44,338	22,480
Leasehold improvements	25,030	8,918
Equipment	79,023	66,109
Information systems - hardware and software	10,264	8,089
Construction in progress	7,487	25,456
	177,711	138,075
Less accumulated depreciation and amortization	(57,639)	(50,238)
	$120,072	$87,837

Depreciation expense was $9.5 million, $7.3 million and $6.4 million for fiscal years 2017, 2016, and 2015, of which $0.5 million was related to depreciation on capital leases for fiscal year 2017, 2016, and 2015.

Property, plant, and equipment include various capital leases which total $3.4 million and $3.2 million, less accumulated depreciation of $3.0 million and $2.5 million as of October 31, 2017 and 2016.

The decrease in construction in progress from $25.5 million as of October 31, 2016, to $7.5 million as of October 31, 2017, is due to the Avocados de Jalisco packinghouse beginning operations in June 2017, leasehold improvements to the facility in Jacksonville, Florida, and leasehold improvements to the facility in Houston, Texas.

5.     Other Assets

Other assets consist of the following (in thousands):

	October 31,	October 31,
	2017	2016
Intangibles, net	$2,226	$3,365
Mexican IVA (i.e. value-added) taxes receivable	18,174	6,962
Grower advances	—	49
Infrastructure advance to Agricola Belher	400	600
Loan to FreshRealm members	315	318
Notes receivable from San Rafael	493	928
Other	1,183	1,027
	$22,791	$13,249

The intangible assets consist of the following (in thousands):

		October 31, 2017			October 31, 2016
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	8.0 years	$7,640	$(6,181)	$1,459	$7,640	$(5,241)	$2,399
Trade names	8.2 years	2,760	(2,529)	231	2,760	(2,380)	380
Trade secrets/recipes	9.3 years	630	(369)	261	630	(319)	311
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(267)	—	267	(267)	—
Intangibles, net		$11,572	$(9,346)	$2,226	$11,572	$(8,207)	$3,365

We recorded amortization expense of approximately $1.2 million, $1.5 million, and $1.6 million for fiscal years 2017, 2016, and 2015.  We anticipate recording amortization expense of approximately $1.1 million, $0.7 million, $0.1 million, and $0.1 million for fiscal years 2018 through 2021.  The remainder of approximately $0.1 million will be amortized over fiscal years 2021 through 2023.

6.     Revolving Credit Facilities

    In June 2016, we entered into a new Credit Agreement with Bank of America, N.A. (“Bank of America”) as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West (“FCW”), as joint lead arranger. The Credit Agreement provides for a five-year, $80 million syndicated senior unsecured revolving credit facility maturing on June 14, 2021 (the”Credit Facility”), which replaces the Company’s prior revolving credit facilities, which were scheduled to expire on July 1, 2016.

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

   The Credit Facility contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all such covenants at October 31, 2017.

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

7.     Employee Benefit Plans

We sponsor five defined contribution retirement plans for salaried and hourly employees.  Expenses for these plans approximated $1.2 million in fiscal 2017 and $1.0 million for fiscal years 2016 and 2015, which are included in selling, general and administrative expenses in the accompanying financial statements.

We also sponsor a non-qualified defined benefit plan for two retired executives.  Pension expenses, including actuarial losses, were insignificant for the years ended October 31, 2017, 2016, and 2015.  These amounts are included in selling, general and administrative expenses in the accompanying financial statements.

Components of the change in projected benefit obligation for fiscal year ends consist of the following (in thousands):

	2017	2016
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$195	$215
Interest cost	7	8
Actuarial loss	12	9
Benefits paid	(38)	(37)
Projected benefit obligation at end of year (unfunded)	$176	$195

The following is a reconciliation of the unfunded status of the plans at fiscal year ends included in accrued expenses (in thousands):

	2017	2016

Projected benefit obligation	$176	$195
Unrecognized net (gain) loss	-	-
Recorded pension liabilities	$176	$195

Significant assumptions used in the determination of pension expense consist of the following:

	2017	2016
Discount rate on projected benefit obligation	3.7%	3.7%

8.     Commitments and Contingencies

Commitments and guarantees

We lease facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2031. We are committed to make minimum cash payments under these agreements as of October 31, 2017, as follows (in thousands):

2018	$5,360
2019	5,188
2020	4,672
2021	4,276
2022	3,970
Thereafter	29,601
$53,067

Total rent expense amounted to approximately $6.0 million, $5.8 million and $4.4 million for the years ended October 31, 2017, 2016, and 2015.  Rent to Limoneira, for our corporate office, amounted to approximately $0.3 million for fiscal years 2017, 2016, and 2015.  In fiscal 2014, we renewed our lease with Limoneira for our corporate facility through fiscal 2020 at an annual rental of $0.3 million per annum (subject to annual CPI increases, as defined).

In fiscal 2016, we renewed the lease of our facility in Houston, Texas through fiscal 2021 at an annual rental of $0.7 million per annum (subject to annual CPI increases, as defined).

In July 2015, we entered into a Lease Agreement with Green Cove, LLC to lease an operating facility in Jacksonville, Florida. The facility is approximately 200,000 square feet and is expected to be a value-added distribution center for all operating segments.  We took possession of the property in August 2015 and are in the process of making improvements to this facility.  The lease began in November 2015 and is scheduled to terminate in October 2031.

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

Mexico tax audits

    We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in Mexico and the United States.  During our third quarter of fiscal 2016, our wholly-owned subsidiary, Calavo de Mexico (“CDM”), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (“MFM”) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary.  MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (“VAT”).  During our fourth fiscal quarter of 2016, we provided a written rebuttal to MFM’s preliminary observations  and requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman) so that a full discussion of the case between us, the MFM and the PRODECON, as appropriate, can lead to a reconsideration of the MFM findings. During our third and fourth fiscal quarters of 2017, several meetings between MFM, PRODECON and us took place and on November 28, 2017, the PRODECON process concluded. As a result, the MFM is expected to issue its final assessment within the following five months.  If the MFM’s final assessment does not differ materially from their preliminary observations, then we will resolve the matter through legal means.  We believe we have the legal arguments and documentation to sustain the positions challenged by tax authorities.

    Additionally, we also received notice from Mexico's Federal Tax Administration Service, Servicio de Administracion Tributaria (SAT), that our wholly-owned Mexican subsidiary, Calavo de Mexico, is currently under examination related to fiscal year 2013.  In January 2017 we received preliminary observations from SAT outlining certain proposed adjustments primarily related to intercompany funding deductions for services from certain vendors/suppliers and VAT. We provided a written rebuttal to these preliminary observations during our second fiscal quarter of 2017 which the SAT is in process of analyzing.  During our third fiscal quarter of 2017, we requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman) so that a full discussion of the case between us, the SAT and the PRODECON, as appropriate, can lead to a reconsideration of the SATs findings. We expect that several formal meetings between us, the SAT and the PRODECON will be required before the SAT will reach a conclusion.  Note that during the meeting and discussion process, the fiscal year 2013 final assessment (previously expected no later September 2017) has been suspended.

    We believe that the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial position.

9.     Related-Party Transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers.  During the years ended October 31, 2017, 2016, and 2015, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $19.8 million, $25.5 million and $16.4 million.  We did not have any amounts due to Board members as of October 31, 2017 and 2016.

During fiscal years 2017, 2016, and 2015, we received $0.4 million, $0.3 million and $0.3 million as dividend income from Limoneira.  In addition, we lease office space from Limoneira for our corporate office.  Rent to Limoneira amounted to approximately $0.3 million for fiscal years 2017, 2016, and 2015.  Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company. We have a 12% ownership interest in Limoneira.  Additionally, our Chief Executive Officer is a member of the Limoneira Board of Directors.

We currently have a member of our Board of Directors who also serves as a partner in the law firm of TroyGould PC, which frequently represents Calavo as legal counsel. During the years ended October 31, 2017, 2016, and 2015, Calavo Growers, Inc. paid fees totaling approximately $0.2 million to TroyGould PC.

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

During the year ended October 31, 2017, 2016 and 2015, we have an investment of $4.6 million, $3.7 million and $2.0 million, representing Calavo Sub’s 50% ownership in Don Memo, which is included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. As of October 31, 2017, 2016 and 2015, we had outstanding advances of $1.6 million, $0.9 million and $1.8 million to Don Memo. During the year ended October 31, 2017, 2016 and 2015 we recorded $8.9 million, $4.8 million and $2.3 million of expenses to Don Memo pursuant to our consignment agreement.

We had grower advances due from Belher of $4.0 million, $4.4 million and $3.0 million as of October 31, 2017, 2016 and 2015.  In addition, we had infrastructure advances due from Belher of $0.6 million, $0.8 million and $1.8 million as of October 31, 2017, 2016 and 2015.  Of these infrastructure advances $0.2 million was recorded as receivable in prepaid and other current assets and $0.4 million is included in other assets. During the year ended October 31, 2017, 2016 and 2015, we purchased $13.9 million, $26.0 million, and $14.2 million of tomatoes from Belher pursuant to our consignment agreement.

In August 2015, we entered into Shareholder’s Agreement with various partners which created Avocados de Jalisco, S.A.P.I. de C.V. Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados.  This entity is approximately 80% owned by Calavo and is consolidated in our financial statements.  Avocados de Jalisco has built a packinghouse located in Jalisco, Mexico and such packinghouse began operations in June of 2017. As of October 31, 2017, 2016 and 2015, we have made preseason advances of approximately $0.1 million to various partners of Avocados de Jalisco. During the year ended October 31, 2017, we purchased approximately $1.9 million of avocados from the partners of Avocados de Jalisco.

We have an approximate 43% ownership interest in FreshRealm, LLC (FreshRealm).  Two officers, two members of our board of directors and key employees have made investments into FreshRealm.  In addition, as of October 31, 2017 and 2016, we have a loan to FreshRealm members of approximately $0.3 million. In February 2017, we loaned $0.8 million to FreshRealm.  In addition, two other FreshRealm members loaned approximately $0.8 million to FreshRealm.  In total, this $1.5 million was considered a bridge loan, and was repaid in April 2017. In April 2017, in another round of financing, we committed to invest an additional $8.3 million into FreshRealm if and when certain terms and conditions are met. Through October of 2017, we have invested $7.5 million of the total $8.3 million. In October 2017, our Chief Executive Officer invested $7.0 million into FreshRealm, and as a result our ownership percentage as of October 31, 2017 decreased from 46% to approximately 43%.

We provide storage services to FreshRealm from our New Jersey Value-Added Depot and from our new RFG Riverside location.  We have received $0.1 million in storage services revenue from FreshRealm during fiscal 2017.

In March 2017, pursuant to the Amended and Restated Limited Liability Company Agreement dated February 8, 2010 entered into by Calavo Growers, Inc., Calavo Salsa Lisa LLC, Lisa’s Salsa Company, Elizabeth Nicholson and Eric Nicholson, we purchased the 35 percent ownership of Calavo Salsa Lisa not held by us for $1.0 million.

The previous owners and current managers of RFG have a majority ownership of certain entities that provide various services to RFG, specifically LIG Partners, LLC and THNC, LLC.  RFG’s California operating facility leases a building from LIG partners, LLC (LIG) pursuant to an operating lease.  RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease. See the following tables for the related party activity and balances for fiscal year 2017 and 2016:

	Year ended October 31,
(in thousands)	2017	2016

Rent paid to LIG	$546	$529
Rent paid to THNC, LLC	$659	$342

10.     Income Taxes

The income tax provision consists of the following for the years ended October 31, (in thousands):

	2017	2016	2015

Current:
Federal	$14,875	$17,244	$10,150
State	2,561	2,040	1,650
Foreign	290	982	1,110
Total current	17,726	20,266	12,910

Deferred:
Federal	2,567	1,863	3,314
State	335	533	98
Foreign	(178)	(793)	(229)
Total deferred	2,724	1,603	3,183
Total income tax provision	$20,450	$21,869	$16,093

At October 31, 2017 and 2016, gross deferred tax assets totaled approximately $31.9 million and $33.9 million, while gross deferred tax liabilities totaled approximately $22.1 million and $18.9 million.  Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

Significant components of our deferred taxes assets (liabilities) as of October 31, are as follows (in thousands):

	2017	2016

Property, plant, and equipment	(7,861)	(6,901)
Intangible assets	24,647	27,686
Unrealized gain, Limoneira investment	(6,485)	(4,048)
Investment in FreshRealm	(6,808)	(6,902)
Stock-based compensation	1,154	952
State taxes	(805)	(931)
Credits and incentives	2,253	2,070
Allowance for accounts receivable	1,239	875
Inventories	322	395
Accrued liabilities	2,245	1,912
Other	(118)	(164)
Long-term deferred income taxes	$9,783	$14,944

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income for the years ended October 31, is as follows:

	2017	2016	2015

Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effects	2.9	2.9	3.0
Foreign income taxes greater than U.S.	0.1	0.7	0.7
Section 199 deduction	(2.2)	(1.7)	(0.8)
State rate change	0.3	—	—
Other	(0.7)	(0.6)	(0.7)
	35.4%	36.3%	37.2%

We intend to reinvest our accumulated foreign earnings, which approximated $15.6 million at October 31, 2017, indefinitely.  As a result, we have not provided any deferred income taxes on such unremitted earnings.

For fiscal years 2017, 2016 and 2015, income before income taxes related to domestic operations was approximately $57.5 million, $61.0 million, and $41.5 million.  For fiscal years 2017, 2016 and 2015, income (loss) before income taxes related to foreign operations was approximately $0.2 million, $(0.6) million and $1.8 million.

As of October 31, 2017 and 2016, we had liability of $0.7 million and $0.4 million for unrecognized tax benefits related to various foreign income tax matters.

We are subject to U.S. federal income tax as well as income of multiple state tax and foreign tax jurisdictions.  We are no longer subject to U.S. income tax examinations for the fiscal years prior to October 31, 2014, and are no longer subject to state income tax examinations for fiscal years prior to October 31, 2013.

Any change in the U.S. tax law has the potential to materially impact our consolidated financial statements.

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

The following table sets forth sales by product category, by segment (in thousands):

	Fresh	Calavo
	products	Foods	RFG	Total
	(All amounts are presented in thousands)
Year ended October 31, 2017
Net sales (before eliminations)	$583,976	$77,579	$418,508	$1,080,063
Intercompany eliminations	(1,314)	(3,184)	—	(4,498)
Net sales	582,662	74,395	418,508	1,075,565

Cost of sales (before eliminations)	511,410	63,751	390,358	965,519
Intercompany eliminations	(1,124)	(2,709)	(665)	(4,498)
Cost of sales	510,286	61,042	389,693	961,021
Gross profit	$72,376	$13,353	$28,815	$114,544

Year ended October 31, 2016
Net sales (before eliminations)	$542,996	$66,188	$333,498	$942,682
Intercompany eliminations	(4,309)	(2,694)	—	(7,003)
Net sales	538,687	63,494	333,498	935,679

Cost of sales (before eliminations)	484,982	42,829	307,337	835,148
Intercompany eliminations	(4,292)	(1,783)	(928)	(7,003)
Cost of sales	480,690	41,046	306,409	828,145
Gross profit	$57,997	$22,448	$27,089	$107,534

Year ended October 31, 2015
Net sales (before eliminations)	$502,208	$64,079	$293,957	$860,244
Intercompany eliminations	(1,497)	(1,923)	—	(3,420)
Net sales	500,711	62,156	293,957	856,824

Cost of sales (before eliminations)	465,123	43,382	266,512	775,017
Intercompany eliminations	(1,476)	(1,737)	(207)	(3,420)
Cost of sales	463,647	41,645	266,305	771,597
Gross profit	$37,064	$20,511	$27,652	$85,227

For fiscal year 2017, 2016 and 2015, inter-segment sales and cost of sales of $1.3 million, $4.3 million and $1.5 million between Fresh products and RFG were eliminated. For fiscal year 2017, 2016 and 2015, inter-segment sales and cost of sales of $3.2 million, $2.7 million and $1.9 million between Calavo Foods and RFG were eliminated.

The following table sets forth sales by product category, by segment (in thousands):

	Year Ended October 31, 2017				Year Ended October 31, 2016

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$546,433	$—	$—	$546,433	$493,440	$—	$—	$493,440
Tomatoes	29,199	—	—	29,199	36,286	—	—	36,286
Papayas	9,402	—	—	9,402	9,514	—	—	9,514
Other fresh products	445	—	—	445	5,600	—	—	5,600
Prepared avocado products	—	85,204	—	85,204	—	73,009	—	73,009
Salsa	—	3,951	—	3,951	—	3,617	—	3,617
Fresh-cut fruit & vegetables and prepared foods	—	—	419,973	419,973	—	—	336,989	336,989
Total gross sales	585,479	89,155	419,973	1,094,607	544,840	76,626	336,989	958,455
Less sales incentives	(1,503)	(11,576)	(1,465)	(14,544)	(1,844)	(10,438)	(3,491)	(15,773)
Less inter-company eliminations	(1,314)	(3,184)		(4,498)	(4,309)	(2,694)		(7,003)
Net sales	$582,662	$74,395	$418,508	$1,075,565	$538,687	$63,494	$333,498	$935,679

	Year Ended October 31, 2016				Year Ended October 31, 2015

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$493,440	$—	$—	$493,440	$471,178	$—	$—	$471,178
Tomatoes	36,286	—	—	36,286	18,681	—	—	18,681
Papayas	9,514	—	—	9,514	9,485	—	—	9,485
Other fresh products	5,600	—	—	5,600	4,336	—	—	4,336
Prepared avocado products	—	73,009	—	73,009	—	51,135	—	51,135
Salsa	—	3,617	—	3,617	—	22,736	—	22,736
Fresh-cut fruit & vegetables and prepared foods	—	—	336,989	336,989	—	—	296,697	296,697
Total gross sales	544,840	76,626	336,989	958,455	503,680	73,871	296,697	874,248
Less sales incentives	(1,844)	(10,438)	(3,491)	(15,773)	(1,472)	(9,792)	(2,740)	(14,004)
Less inter-company eliminations	(4,309)	(2,694)		(7,003)	(1,497)	(1,923)		(3,420)
Net sales	$538,687	$63,494	$333,498	$935,679	$500,711	$62,156	$293,957	$856,824

Sales to customers outside the United States were approximately $29.8 million, $25.4 million and $26.7 million for fiscal years 2017, 2016, and 2015.

RFG segment sales included sales to one customer who represented more than 10% of total consolidated revenues for fiscal 2017 and 2016.

Our goodwill balance of $18.2 million is attributed by segment to Fresh products for $3.9 million and RFG for $14.3 million as of October 31, 2017.

Long-lived assets attributed to geographic areas as of October 31, are as follows (in thousands):

	United States	Mexico	Consolidated
2017	$88,078	$31,994	$120,072
2016	$55,715	$32,122	$87,837

12.     Long-Term Obligations

Long-term obligations at fiscal year ends consist of the following (in thousands):

	2017	2016
Capital leases	568	583
Less current portion	(129)	(138)
	$439	$445

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

Effective January 28, 2016, Calavo Growers, Inc. and BoA, entered into a Continuing and Unconditional Guaranty agreement (the “Guaranty”). Under the terms of the Guaranty, the Company unconditionally guarantees and promises to pay BoA any and all Indebtedness, as defined therein, of our unconsolidated subsidiary Agricola Don Memo, S.A. de C.V. to BoA. Grupo Belo del Pacifico, S.A. de C.V. has also entered into a similar guarantee with BoA. These guarantees relate to a new loan in the amount of $4.5 million from BoA to Don Memo that closed on January 28, 2016. On January 29, 2016, Don Memo, used the proceeds from the new BoA loan to repay $4.0 million due the Company.

At October 31, 2017, capital lease payments are scheduled as follows (in thousands):

Total
Year ending October 31:
2018	$153
2019	140
2020	129
2021	108
2022	64
Thereafter	—
Minimum lease payments	594
Less interest	(26)
Present value of future minimum lease payments	$568

13.     Stock-Based Compensation

The 2005 Stock Incentive Plan

The 2005 Stock Incentive Plan, was a stock-based compensation plan, under which employees and directors could be granted options to purchase shares of our common stock.  In June 2012, this plan was terminated without affecting the outstanding stock options related to this plan.

Stock options were granted with exercise prices of not less than the fair market value at grant date, generally vested over one to five years and generally expired two to five years after the grant date.  We settle stock option exercises with newly issued shares of common stock.

We measured compensation cost for all stock-based awards pursuant to this plan at fair value on the date of grant and recognize compensation expense in our consolidated statements of income over the service period that the awards are expected to vest.  We measured the fair value of our stock based compensation awards on the date of grant.

A summary of stock option activity is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2016	8	$18.05
Exercised	(1)	$14.58
Outstanding at October 31, 2017	7	$18.54	$506
Exercisable at October 31, 2017	7	$18.54	$506

The weighted average remaining life of such outstanding options is 1.6 years and the total intrinsic value of options exercised during fiscal 2017 was $0.1 million.  The weighted average remaining life of such exercisable options is 1.6 years.  The fair value of shares vested during the year ended October 31, 2017, 2016, and 2015 was approximately $0.5 million.

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

On December 19, 2016, our executive officers were granted a total of 70,327 restricted shares.  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $56.20.  These shares vest in one-third increments, on an annual basis, beginning December 19, 2017. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.9 million for the year ended October 31, 2017.

On January 4, 2017, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares).  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $62.65.  On January 3, 2018, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $1.1 million for the year ended October 31, 2017.

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

In January 2017, our Board of Directors approved the issuance of options to acquire a total of 10,000 shares of our common stock to one member of our Board of Directors.  Such grant vests in equal increments over a five-year period and has an exercise price of $56.65 per share.  Vested options have an exercise period of five years from the vesting date.  The market price of our common stock at the grant date was $56.65.  The estimated fair market value of such option grant was approximately $0.2 million.  The total compensation cost not yet recognized as of October 31, 2017 was approximately $0.2 million, which will be recognized over the remaining service period of 60 months.

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

We measure the fair value of our stock option awards on the date of grant.  The following assumptions were used in the estimated grant date fair value calculations for stock options issued for fiscal 2017:

Risk-free interest rate	1.84%
Expected volatility	42.09%
Dividend yield	1.59%

Expected life (years)	5.0

A summary of restricted stock activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2016	84	$44.76
Vested	(71)	$52.29
Forfeited	(13)	$53.66
Granted	103	$57.62
Outstanding at October 31, 2017	103	$54.64	$7,488

The total recognized stock-based compensation expense for restricted stock was $4.3 million for the year ended October 31, 2017.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2016	11	$23.33
Granted	10	$56.65
Exercised	(1)	$21.80
Outstanding at October 31, 2017	20	$40.07	$645
Exercisable at October 31, 2017	8	$23.48	$391

The weighted average remaining life of such outstanding options is 5.2 years.  The weighted average remaining life of such exercisable options is 2.7 years.  The fair value of shares vested during the year ended October 31, 2017, was $0.4 million.

14.     Dividends

On October 4, 2017, the Company declared a $0.95 per share cash dividend to shareholders of record on November 17, 2017.  On December 8, 2017, the Company paid this cash dividend which totaled $16.7 million. On December 8, 2016, the Company paid a $0.90 per share dividend in the aggregate amount of $15.7 million to shareholders of record on November 17, 2016.

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

The following table sets forth our financial assets and liabilities as of October 31, 2017 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$40,362	-	-	$40,362
Total assets at fair value	$40,362	-	-	$40,362

(1)The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock.  We currently own approximately 12% of Limoneira’s outstanding common stock.  These securities are measured at fair value by quoted market prices.  Limoneira’s stock price at October 31, 2017 and October 31, 2016 equaled $23.35 per share and $19.69 per share.  Unrealized gains and losses are recognized through other comprehensive income.  Unrealized investment holding gains arising during the years ended October 31, 2017 and 2016 were $6.3 million and $6.6 million.  Unrealized investment holding losses arising during the year ended October 31, 2015 was $16.9 million.

16.     Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance.  CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of October 31, 2017 and 2016, IVA receivables totaled $19.5 million and $15.4 million.  Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis.  Beginning in fiscal 2014 and continuing into fiscal 2017, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation.  Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations.  We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities.  Currently, we are in the process of collecting such balances through regular administrative processes, but certain amounts may ultimately need to be recovered via legal means.  We believe that our operations in Mexico are properly documented and that the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts.  We will continue to monitor the collection of these receivables with our outside consultants.

During the first quarter of fiscal 2017, tax authorities informed us that their internal opinion, based on the information provided by local SAT office in Uruapan, considers that CDM is not properly documented relative to its declared tax structure and therefore CDM cannot claim the refundable IVA balance.  CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes.  CDM decided to start an administrative appeal for the IVA related to the request of the months of July, August and September of 2015 in order to assert its argument that CDM is properly documented and to therefore change the SAT’s internal assessment. CDM expected to have a resolution to this matter in fiscal 2018; however, it should be noted that our timing expectations are predicated on a timely response from the tax authorities, according to the most recent communications with tax authorities it is likely to have a resolution during fiscal 2018. Based on the information mentioned above, in the first quarter of fiscal 2017, we reclassified the total CDM IVA balance from prepaid and other current assets to other assets.  As of October 31, 2017 and October 31, 2016, $18.2 million and $7.0 million of CDM IVA receivables were recorded in other assets. As of October 31, 2016, $8.4 million of CDM IVA were recorded in prepaids and other current assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Calavo Growers, Inc.

Santa Paula, California

We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. and subsidiaries (the Company) as of October 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2017.  Our audits also included the financial statement schedule listed in the index at Item 15 (a). These consolidated financial statements and financial statements schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Calavo Growers, Inc. and subsidiaries at October 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2017, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Calavo Growers Inc.’s internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California
December 22, 2017

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2017.

Changes in Internal Control Over Financial Reporting

In August of 2017, the Company implemented a new financial accounting system in one of our three business segments.  The implementation was not made in response to any significant deficiency or material weakness in our internal controls. Other than the change in our financial accounting system, there were no changes in our internal control over financial reporting during the quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2017.  Our internal control over financial reporting as of October 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Calavo Growers, Inc.

Santa Paula, California

We have audited internal control over financial reporting of Calavo Growers, Inc. and subsidiaries (the “Company”) as of October 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2017 of the Company and our report dated December 22, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Costa Mesa, California
December 22, 2017

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

The following information is included in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after our fiscal year end of October 31, 2017 (the Proxy Statement) and is incorporated herein by reference:

➢	Information regarding our directors who are standing for reelection and any persons nominated to become our directors is set forth under "Election of Directors."
➢

Information regarding our Audit Committee and designated "audit committee financial expert" is set forth under "Corporate Governance Principles and Board Matters—Board Structure and Committee Composition—Audit Committee."

➢

Information on our code of business conduct and ethics for directors, officers and employees and our Corporate Governance Guidelines is set forth under "Corporate Governance Principles and Board Matters."

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

The following consolidated financial statements as of October 31, 2017 and 2016 and for each of the three years in the period ended October 31, 2017 are included herewith:

Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity, Notes to Consolidated Financial Statements, and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

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
2.2

Agreement and Plan of Merger dated as of November 7, 2003 among Calavo Growers, Inc., Calavo Acquisition Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo. [2]

2.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc. [3]
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

2.5	Acquisition Agreement between Calavo Growers, Inc., Calavo Salsa Lisa, LLC, Lisa’s Salsa Company and Elizabeth Nicholson and Eric Nicholson dated February 8, 2010 [13]
2.6

Amended and Restated Limited Liability Company Agreement for Calavo Salsa Lisa, LLC dated February 8, 2010 among Calavo Growers, Inc., Calavo Salsa Lisa LLC, Lisa’s Salsa Company, Elizabeth Nicholson and Eric Nicholson. (Portions of this agreement have been deleted and filed separately with the Securities and Exchange Commission Pursuant to a request for confidential treatment.) [13]

2.7

Agreement and Plan of Merger dated May 25, 2011 among Calavo Growers, Inc., CG Mergersub LLC, Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust[1] (Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by the Registrant with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by the Registrant with the Securities and Exchange Commission.) [16]

2.8	Sale of LLC Interest Agreement dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc.[17]
2.9

Amendment No. 1 to Agreement and Plan of Merger, dated July 31, 2013, among Calavo Growers, Inc., Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust. [18]

2.10	Amended and Restated Limited Liability Company Agreement, dated August 16, 2013, by and among FreshRealm, LLC, a Delaware limited liability company, and the Members. [19]
2.11

Amendment No. 2 to Agreement and Plan of Merger, dated as of October 1, 2013, among Calavo Growers, Inc., Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth J. Catchot, Cut Fruit, LLC, James S. Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and the RFG Nominee Trust. [20]

3.1	Articles of Incorporation of Calavo Growers, Inc. [1]
3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[5]
3.3	Amendments to Articles of Incorporation or Bylaws of Calavo Growers, Inc. [15]
3.4	Amended and Restated Bylaws of Calavo Growers, Inc., effective as of September 25, 2014. [21]
10.1	Form of Marketing Agreement for Calavo Growers, Inc.[6]
10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]
10.3

Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]

10.4	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[3]
10.5	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]
10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[3]

10.7	Calavo Supplemental Executive Retirement Agreement dated March 11, 1983 between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.8	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.9	Line of Credit and Security Agreement, dated July 15, 2013 by and between Calavo Growers, Inc. a California Corporation, and FreshRealm, LLC, a Delaware limited liability company. [19]
10.10	2011 Management Incentive Plan of Calavo Growers, Inc. [14]
10.11	Equity Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [17]
10.12	Goodwill Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [17]
10.13	Pledge and Security Agreement dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [17]
10.14	Personal Guaranty dated October 31, 2013 between Calavo Growers, Inc. and Francisco Clouthier. [17]
10.15	Amendment to Goodwill Promissory Note [30]
10.16	Employment Agreement dated July 21, 2015, between Calavo Growers, Inc. and B. John Lindeman. [22]
10.17	Amendment No. 7 to Business Loan Agreement, dated as of January 19, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [23]
10.18	Letter Amendment to Revolving Credit Facility, dated January 19, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [23]
10.19	Letter Amendment to Revolving Credit Facility, dated January 26, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [24]
10.20	Amendment No. 8 to Business Loan Agreement, dated as of January 28, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [24]
10.21	Continuing and Unconditional Guaranty, dated as of January 28, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [24]
10.22	Amendment No. 9 to Business Loan Agreement, dated as of May 26, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [25]
10.23	Letter Amendment to Revolving Credit Facility, dated May 20, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [25]
10.24	Credit Agreement, dated as of June 14, 2016, by and among Calavo Growers, Inc., and the subsidiary guarantor identified therein and the lenders and agents names therein. [26]
10.25	Revolving Credit Note, dated as of June 14, 2016, by and among Calavo Growers, Inc., and FCW.[26]
10.26	First Amendment to Credit Agreement dated August 29, 2016. [27]
10.27	Agreement to Sell and Purchase and Escrow Instructions with Fresh Foods, LLC, a Delaware limited liability company dated July 25, 2016. [28]
10.28	First Amendment Agreement to Sell and Purchase and Escrow Instructions, by and among Calavo Growers, Inc., and Fresh Foods, LLC. [29]
21.1	Subsidiaries of Calavo Growers, Inc. [1]
23.1	Consent of Deloitte & Touche LLP. *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *
32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *
101

The following financial information from the Annual Report on Form 10-K of Calavo Growers, Inc. for the year ended October 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of October 31, 2017 and 2016; (2) Consolidated Statements of Income for the years ended October 31, 2017, 2016 and 2015; (3) Consolidated Statements of Comprehensive Income for the years ended October 31, 2017, 2016, and 2015; (4) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2017, 2016, and 2015; (5) Consolidated Statements of Cash Flows for the years ended October 31, 2017, 2016 and 2015; and (6) Notes to Financial Statements. *

*Filed with this Annual Report on Form 10-K.

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

2	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

3	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

4	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

5	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

6	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

7	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

8	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

9	Previously filed on January 27, 2009 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.

10	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

11	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

12	Previously filed on January 11, 2010 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

13	Previously filed on March 11, 2010 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

14	Previously filed on January 14, 2011 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

15	Previously filed on March 30, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

16	Previously filed on January 10, 2012 as an exhibit to the Registrant’s Report on Form 8-K/A and incorporated herein by reference.

17	Previously filed on November 6, 2012 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

18	Previously filed on September 4, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

19	Previously filed on September 9, 2013 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

20	Previously filed on November 26, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

21	Previously filed on September 30, 2014 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

22	Previously filed on July 27, 2015 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

23	Previously filed on January 25, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

24	Previously filed on February 1, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

25	Previously filed on May 27, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

26	Previously filed on June 20, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

27	Previously filed on September 1, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

28	Previously filed on September 8, 2016 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

29	Previously filed on November 7, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

30	Previously filed on December 23, 2016 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

(b)Exhibits

See subsection (a) (3) above.

(c)Financial Statement Schedules

See subsection (a) (1) and (2) above.

Item 16. Form 10-K Summary

None

SCHEDULE II

CALAVO GROWERS, INC.

VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Fiscal year	Balance at			Balance at
	ended	beginning			end
	October 31:	of year	Additions(1)	Deductions(2)	of year

Allowance for customer deductions	2015	3,025	10,400	11,284	2,141
	2016	2,141	9,325	9,621	1,845
	2017	1,845	9,209	10,016	1,038

Allowance for doubtful accounts	2015	223	74	126	171
	2016	171	47	—	218
	2017	218	1,715	481	1,452

(1)  Charged to net sales (customer deductions) or costs and expenses (doubtful accounts).

(2)  Customer deductions taken or write off of accounts receivables.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]
2.2

Agreement and Plan of Merger dated as of November 7, 2003 among Calavo Growers, Inc., Calavo Acquisition Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo. [2]

2.3	Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc. [3]
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

2.5	Acquisition Agreement between Calavo Growers, Inc., Calavo Salsa Lisa, LLC, Lisa’s Salsa Company and Elizabeth Nicholson and Eric Nicholson dated February 8, 2010 [13]
2.6

Amended and Restated Limited Liability Company Agreement for Calavo Salsa Lisa, LLC dated February 8, 2010 among Calavo Growers, Inc., Calavo Salsa Lisa LLC, Lisa’s Salsa Company, Elizabeth Nicholson and Eric Nicholson. (Portions of this agreement have been deleted and filed separately with the Securities and Exchange Commission Pursuant to a request for confidential treatment.) [13]

2.7

Agreement and Plan of Merger dated May 25, 2011 among Calavo Growers, Inc., CG Mergersub LLC, Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust[1] (Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by the Registrant with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by the Registrant with the Securities and Exchange Commission.) [16]

2.8	Sale of LLC Interest Agreement dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc.[17]
2.9

Amendment No. 1 to Agreement and Plan of Merger, dated July 31, 2013, among Calavo Growers, Inc., Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust. [18]

2.10	Amended and Restated Limited Liability Company Agreement, dated August 16, 2013, by and among FreshRealm, LLC, a Delaware limited liability company, and the Members. [19]
2.11

Amendment No. 2 to Agreement and Plan of Merger, dated as of October 1, 2013, among Calavo Growers, Inc., Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth J. Catchot, Cut Fruit, LLC, James S. Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and the RFG Nominee Trust. [20]

3.1	Articles of Incorporation of Calavo Growers, Inc. [1]
3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[5]
3.3	Amendments to Articles of Incorporation or Bylaws of Calavo Growers, Inc. [15]
3.4	Amended and Restated Bylaws of Calavo Growers, Inc., effective as of September 25, 2014. [21]
10.1	Form of Marketing Agreement for Calavo Growers, Inc.[6]
10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]
10.3

Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]

10.4	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[3]
10.5	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]
10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[3]

10.7	Calavo Supplemental Executive Retirement Agreement dated March 11, 1983 between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.8	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.9	Line of Credit and Security Agreement, dated July 15, 2013 by and between Calavo Growers, Inc. a California Corporation, and FreshRealm, LLC, a Delaware limited liability company. [19]
10.10	2011 Management Incentive Plan of Calavo Growers, Inc. [14]
10.11	Equity Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [17]
10.12	Goodwill Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [17]
10.13	Pledge and Security Agreement dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [17]
10.14	Personal Guaranty dated October 31, 2013 between Calavo Growers, Inc. and Francisco Clouthier. [17]
10.15	Amendment to Goodwill Promissory Note [30]
10.16	Employment Agreement dated July 21, 2015, between Calavo Growers, Inc. and B. John Lindeman. [22]
10.17	Amendment No. 7 to Business Loan Agreement, dated as of January 19, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [23]
10.18	Letter Amendment to Revolving Credit Facility, dated January 19, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [23]
10.19	Letter Amendment to Revolving Credit Facility, dated January 26, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [24]
10.20	Amendment No. 8 to Business Loan Agreement, dated as of January 28, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [24]
10.21	Continuing and Unconditional Guaranty, dated as of January 28, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [24]
10.22	Amendment No. 9 to Business Loan Agreement, dated as of May 26, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [25]
10.23	Letter Amendment to Revolving Credit Facility, dated May 20, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [25]
10.24	Credit Agreement, dated as of June 14, 2016, by and among Calavo Growers, Inc., and the subsidiary guarantor identified therein and the lenders and agents names therein. [26]
10.25	Revolving Credit Note, dated as of June 14, 2016, by and among Calavo Growers, Inc., and FCW.[26]
10.26	First Amendment to Credit Agreement dated August 29, 2016. [27]
10.27	Agreement to Sell and Purchase and Escrow Instructions with Fresh Foods, LLC, a Delaware limited liability company dated July 25, 2016. [28]
10.28	First Amendment Agreement to Sell and Purchase and Escrow Instructions, by and among Calavo Growers, Inc., and Fresh Foods, LLC. [29]
21.1	Subsidiaries of Calavo Growers, Inc. [1]
23.1	Consent of Deloitte & Touche LLP. *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *
32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *
101

The following financial information from the Annual Report on Form 10-K of Calavo Growers, Inc. for the year ended October 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of October 31, 2017 and 2016; (2) Consolidated Statements of Income for the years ended October 31, 2017, 2016 and 2015; (3) Consolidated Statements of Comprehensive Income for the years ended October 31, 2017, 2016, and 2015; (4) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2017, 2016, and 2015; (5) Consolidated Statements of Cash Flows for the years ended October 31, 2017, 2016 and 2015; and (6) Notes to Financial Statements. *

*Filed with this Annual Report on Form 10-K.

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

2	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

3	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

4	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

5	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

6	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

7	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

8	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

9	Previously filed on January 27, 2009 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.

10	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

11	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

12	Previously filed on January 11, 2010 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

13	Previously filed on March 11, 2010 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

14	Previously filed on January 14, 2011 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

15	Previously filed on March 30, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

16	Previously filed on January 10, 2012 as an exhibit to the Registrant’s Report on Form 8-K/A and incorporated herein by reference.

17	Previously filed on November 6, 2012 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

18	Previously filed on September 4, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

19	Previously filed on September 9, 2013 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

20	Previously filed on November 26, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

21	Previously filed on September 30, 2014 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

22	Previously filed on July 27, 2015 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

23	Previously filed on January 25, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

24	Previously filed on February 1, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

25	Previously filed on May 27, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

26	Previously filed on June 20, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

27	Previously filed on September 1, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

28	Previously filed on September 8, 2016 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

29	Previously filed on November 7, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

30	Previously filed on December 23, 2016 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 22, 2017.

CALAVO GROWERS, INC

By:	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 22, 2017 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Lecil E. Cole	Chairman of the Board of Directors, and
Lecil E. Cole	Chief Executive Officer
(Principal Executive Officer)

/s/ B. John Lindeman	Chief Financial Officer and Corporate Secretary
B. John Lindeman	(Principal Financial Officer)

/s/ James E. Snyder	Corporate Controller
James E. Snyder	(Principal Accounting Officer)

/s/ Donald M. Sanders	Director
Donald M. Sanders

/s/ Marc L. Brown	Director
Marc L. Brown

/s/ John M. Hunt	Director
John M. Hunt

/s/ Michael A. DiGregorio	Director
Michael A. DiGregorio

/s/ J. Link Leavens	Director
J. Link Leavens

/s/ James Helin	Director
James Helin

/s/ Dorcas H. Thille	Director
Dorcas H. Thille

/s/ Egidio Carbone, Jr	Director
Egidio Carbone, Jr

/s/ Steven W. Hollister	Director
Steven W. Hollister

/s/ Harold Edwards	Director
Harold Edwards

/s/ Scott Van Der Kar	Director
Scott Van Der Kar
/s/ Kathleen M. Holmgren	Director
Kathleen M. Holmgren