Form 10-Q
period 2018-01-31
CALAVO GROWERS INC
filed 2018-03-09
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

Registrant's number of shares of common stock outstanding as of January 31, 2018 was 17,543,428

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo Growers, Inc. and its consolidated subsidiaries (Calavo, the Company, we, us or our) may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, gross profit, expenses, earnings, earnings per share, tax provisions, cash flows, currency exchange rates, the impact of acquisitions or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration (including information technology systems integration) plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic trends and events; the competitive pressures faced by Calavo's businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs; integration and other risks associated with business combinations; the hiring and retention of key employees; the resolution of pending investigations, legal claims and tax disputes; and other risks that are described herein, including, but not limited to, the items discussed in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, and those detailed from time to time in our other filings with the Securities and Exchange Commission. Calavo assumes no obligation and does not intend to update these forward-looking statements.

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	January 31,	October 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$2,942	$6,625
Accounts receivable, net of allowances of $3,638 (2018) $2,490 (2017)	72,655	69,750
Inventories, net	31,184	30,858
Prepaid expenses and other current assets	7,680	6,872
Advances to suppliers	1,892	4,346
Income taxes receivable	—	1,377
Total current assets	116,353	119,828
Property, plant, and equipment, net	121,766	120,072
Investment in Limoneira Company	37,251	40,362
Investment in unconsolidated entities	33,622	33,019
Deferred income taxes	9,419	9,783
Goodwill	18,262	18,262
Other assets	23,975	22,791
	$360,648	$364,117
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$17,304	$16,524
Trade accounts payable	20,676	22,911
Accrued expenses	35,575	39,946
Income taxes payable	1,368	—
Short-term borrowings	31,500	20,000
Dividend payable	—	16,657
Current portion of long-term obligations	123	129
Total current liabilities	106,546	116,167
Long-term liabilities:
Long-term obligations, less current portion	409	439
Deferred rent	2,719	2,732
Other long-term liabilities	—	657
Total long-term liabilities	3,128	3,828
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,543 (2018) and 17,533 (2017) shares issued and outstanding)	18	18
Additional paid-in capital	155,127	154,243
Accumulated other comprehensive income	8,412	10,434
Noncontrolling interest	1,867	1,016
Retained earnings	85,550	78,411
Total shareholders' equity	250,974	244,122
	$360,648	$364,117

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended
	January 31,
	2018	2017

Net sales	$247,928	$226,554
Cost of sales	221,618	204,630
Gross profit	26,310	21,924
Selling, general and administrative	15,517	13,826
Operating income	10,793	8,098
Interest expense	(231)	(247)
Other income (expense), net	729	(69)
Income before provision for income taxes	11,291	7,782
Provision for income taxes	4,302	2,561
Net income	6,989	5,221
Less: Net loss attributable to noncontrolling interest	150	28
Net income attributable to Calavo Growers, Inc.	$7,139	$5,249

Calavo Growers, Inc.’s net income per share:
Basic	$0.41	$0.30
Diluted	$0.41	$0.30

Number of shares used in per share computation:
Basic	17,446	17,374
Diluted	17,525	17,430

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended
	January 31,
	2018	2017
Net income	$6,989	$5,221
Other comprehensive income, before tax:
Unrealized investment losses	(3,111)	(4,650)
Income tax benefit related to items of other comprehensive income	1,089	1,697
Other comprehensive loss, net of tax	(2,022)	(2,953)
Comprehensive income	4,967	2,268
Less: Net loss attributable to noncontrolling interest	150	28
Comprehensive income – Calavo Growers, Inc.	$5,117	$2,296

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended January 31,
	2018	2017

Cash Flows from Operating Activities:
Net income	$6,989	$5,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,211	2,293
Loss (income) from unconsolidated entities	(603)	166
Stock compensation expense	1,832	1,827
Deferred income taxes	1,453	—
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(2,905)	(6,277)
Inventories, net	(326)	7,440
Prepaid expenses and other current assets	(920)	370
Advances to suppliers	2,454	(1,750)
Income taxes receivable/payable	2,745	(2,341)
Other assets	(1,465)	388
Payable to growers	780	(4,480)
Deferred rent	(13)	(9)
Trade accounts payable, accrued expenses and other long-term liabilities	(5,335)	(1,159)
Net cash provided by operating activities	7,897	1,689
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(5,394)	(31,223)
Proceeds received for repayment of San Rafael note	112	108
Investment in FreshRealm	—	(1,600)
Net cash used in investing activities	(5,282)	(32,715)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(16,657)	(15,696)
Proceeds from revolving credit facility	58,000	64,500
Payments on revolving credit facility	(46,500)	(24,000)
Payment of minimum withholding taxes on net share settlement of equity awards	(1,158)	—
Payments on long-term obligations	(36)	(34)
Proceeds from stock option exercises	53	—
Net cash provided by (used in) financing activities	(6,298)	24,770
Net decrease in cash and cash equivalents	(3,683)	(6,256)
Cash and cash equivalents, beginning of period	6,625	13,842
Cash and cash equivalents, end of period	$2,942	$7,586
Noncash Investing and Financing Activities:
Property, plant, and equipment included in trade accounts payable and accrued expenses	$1,063	$2,049
Noncash transfer of noncontrolling interest	$1,001	$—
Unrealized holding losses	$(3,111)	$(4,650)

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

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued an ASU, Stock Compensation (Topic 718), Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance clarifies that modification accounting will be applied if the value, vesting conditions or classification of the award changes. The Company adopted this new standard beginning in the three months ended January 31, 2018. The adoption of the amendment did not have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued an ASU, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. The ASU permits an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU will be effective for us beginning the first day of our 2021 fiscal year and is not expected to have a significant impact upon adoption.

In February 2016, the FASB issued an ASU, Leases, which requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This ASU will be effective for us beginning the first day of our 2020 fiscal year. Early adoption is permitted. Although we are in the process of evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements, we currently expect the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on our consolidated balance sheet.

In January 2016, the FASB issued an ASU, which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The impact of the adoption of this ASU on our consolidated statements of income depends on the net unrealized gain or loss on our equity investment.  As of January 31, 2018 and 2017, the net unrealized loss on our equity investment was $3.1 million and $4.7 million.

In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard is intended to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. The standard also requires expanded disclosures surrounding revenue recognition. During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017, which will be our first quarter of fiscal 2019. We will adopt the new standard using the modified retrospective transition method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings on the first day of our 2019 fiscal year.

2.  Information regarding our operations in different segments

We report our operations in three different business segments: (1) Fresh products, (2) Calavo Foods, and (3) RFG.  These three business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. The Fresh products segment includes all operations that involve the distribution of avocados and other fresh produce products.  The Calavo Foods segment represents all operations related to the purchase, manufacturing, and distribution of prepared products, including guacamole and salsa. The RFG segment represents all operations related to the manufacturing and distribution of fresh-cut fruit, fresh-cut vegetables, vegetables and prepared foods.  Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate.  We do not allocate assets, or specifically identify them to, our operating segments. Data in the following tables is presented in thousands:

	Three months ended January 31, 2018				Three months ended January 31, 2017

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$108,929	$—	$—	$108,929	$104,716	$—	$—	$104,716
Tomatoes	12,084	—	—	12,084	5,270	—	—	5,270
Papayas	2,805	—	—	2,805	2,364	—	—	2,364
Other fresh products	34	—	—	34	111	—	—	111
Prepared avocado products	—	21,803	—	21,803	—	19,250	—	19,250
Salsa	—	865	—	865	—	1,098	—	1,098
Fresh-cut fruit & vegetables and prepared foods	—	—	106,776	106,776	—	—	98,047	98,047
Total gross sales	123,852	22,668	106,776	253,296	112,461	20,348	98,047	230,856
Less sales incentives	(652)	(2,778)	(670)	(4,100)	(276)	(2,701)	(340)	(3,317)
Less inter-company eliminations	(415)	(853)	—	(1,268)	(126)	(859)	—	(985)
Net sales	$122,785	$19,037	$106,106	$247,928	$112,059	$16,788	$97,707	$226,554

	Fresh	Calavo
	products	Foods	RFG	Total

Three months ended January 31, 2018
Net sales before intercompany eliminations	$123,200	$19,890	$106,106	$249,196
Intercompany eliminations	(415)	(853)	—	(1,268)
Net sales	122,785	19,037	106,106	247,928

Cost of sales before intercompany eliminations	108,905	13,620	100,361	222,886
Intercompany eliminations	(377)	(558)	(333)	(1,268)
Cost of sales	108,528	13,062	100,028	221,618
Gross profit	$14,257	$5,975	$6,078	$26,310

Three months ended January 31, 2017
Net sales before intercompany eliminations	$112,185	$17,647	$97,707	$227,539
Intercompany eliminations	(126)	(859)	—	(985)
Net sales	112,059	16,788	97,707	226,554

Cost of sales before intercompany eliminations	104,308	12,291	89,016	205,615
Intercompany eliminations	(100)	(594)	(291)	(985)
Cost of sales	104,208	11,697	88,725	204,630
Gross profit	$7,851	$5,091	$8,982	$21,924

For the three months ended January 31, 2018 and 2017, inter-segment sales and cost of sales of $0.4 million and $0.1 million between Fresh products and RFG were eliminated.  For the three months ended January 31, 2018 and 2017, inter-segment sales and cost of sales of $0.9 million between Calavo Foods and RFG were eliminated.  For the three months ended January 31, 2018, inter-segment sales and cost of sales of $0.1 million between Fresh products and Calavo Foods were eliminated.

3.Inventories

Inventories consist of the following (in thousands):

	January 31,	October 31,
	2018	2017

Fresh fruit	$13,484	$14,566
Packing supplies and ingredients	10,220	9,755
Finished prepared foods	7,480	6,537
	$31,184	$30,858

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions.  We recorded a write down of $0.2 million to adjust our finished prepared foods inventory to the lower of cost or net realizable value as of January 31, 2018. We recorded a write down of $0.4 million to adjust our fresh fruit inventory to the lower of cost or net realizable value as of October 31, 2017.

4.Related party transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers.  During the three months ended January 31, 2018 and 2017, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.1 million and $0.5 million. Amounts payable to these Board members were $0.1 million as of January 31, 2018.  We did not have any amounts payable to these Board members as of October 31, 2017.

During the three months ended January 31, 2018 and 2017, we received $0.1 million as dividend income from Limoneira Company (Limoneira).  In addition, we lease office space from Limoneira and paid rental expenses of $0.1 million for each of the three months ended January 31, 2018 and 2017. Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company. We have a 12% ownership interest in Limoneira. Additionally, our Chief Executive Officer is a member of the Limoneira Board of Directors.

We currently have a member of our Board of Directors who also serves as a partner in the law firm of TroyGould PC, which frequently represents Calavo as legal counsel. During each of the three months ended January 31, 2018 and 2017, Calavo Growers, Inc. paid fees totaling less than $0.1 million and $0.1 million to TroyGould PC.

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

In January 2016, our unconsolidated subsidiary, Don Memo entered into a loan agreement in the amount of $4.5 million with Bank of America, N.A. (BoA) proceeds of which were used by Don Memo to repay debt owed to Calavo.  Also in January 2016, Calavo and BoA, entered into a Continuing and Unconditional Guaranty Agreement (the Guaranty). Under the terms of the Guaranty, Calavo unconditionally guarantees and promises to pay BoA any and all Indebtedness, as defined therein, of our unconsolidated subsidiary Don Memo to BoA. Belo has also entered into a similar guarantee with BoA.

As of January 31, 2018 and October 31, 2017, we have an investment of $5.2 million and $4.6 million, representing Calavo Sub’s 50% ownership in Don Memo, which is included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. As of January 31, 2018 and October 31, 2017, we had outstanding advances of $1.0 million and $1.6 million to Don Memo. During the three months ended January 31, 2018 and 2017, we recorded $3.7 million and $0.7 million of expenses to Don Memo pursuant to our consignment agreement.

We had grower advances due from Belher of $4.0 million as of January 31, 2018 and October 31, 2017, which are netted against the grower payable.  In addition, we had infrastructure advances due from Belher of $0.6 million as of January 31, 2018 and October 31, 2017.  Of these infrastructure advances $0.2 million was recorded as receivable in prepaid and other current assets.  The remaining $0.4 million of these infrastructure advances are recorded in other assets. During the three months ended January 31, 2018 and 2017, we recorded $5.9 million and $3.8 million of expenses to Belher pursuant to our consignment agreement.

In August 2015, we entered into Shareholder’s Agreement with various partners and created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”).  Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados.  This entity is approximately 83% owned by Calavo and is consolidated in our financial statements.  Avocados de Jalisco has built a packinghouse located in Jalisco, Mexico and such packinghouse has begun operations in June of 2017. As of January 31, 2018 and October 31, 2017, we have made preseason advances of approximately $0.1 million to various partners of Avocados de Jalisco. During the three months ended January 31, 2018, we purchased approximately $0.2 million of avocados from the partners of Avocados de Jalisco. In January 2018, we transferred $1.0 million of interest to the Avocados de Jalisco noncontrolling members.

As of January 31, 2018, we have an approximate 40% ownership interest in FreshRealm, LLC (FreshRealm).  Three officers and five members of our board of directors have investments in FreshRealm.  In addition, as of January 31, 2018 and October 31, 2017, we have a loan to FreshRealm members of approximately $0.3 million. In April 2017, FreshRealm initiated another round of financing. From April 2017 to January 2018, we have invested $7.5 million in FreshRealm. In October and December 2017, our Chairman and Chief Executive Officer invested $7.0 million and $1.5 million into FreshRealm.  In January 2018, one of our non-executive directors invested $1.8 million into FreshRealm.

We provide storage services to FreshRealm from our New Jersey Value-Added Depot, and our RFG Riverside facility.  We have received less than $0.1 million in storage services revenue from FreshRealm in the three months ended January 31, 2018.  In addition, during the three months ended January 31, 2018 and 2017, RFG has sold $1.5 million and $1.1 million of products to FreshRealm.

The previous owners of RFG, one of which is currently an officer of Calavo, have a majority ownership of certain entities that provide various services to RFG, specifically LIG Partners, LLC and THNC, LLC.  One of RFG’s California operating facilities leases a building from LIG Partners, LLC (LIG) pursuant to an operating lease.  RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease.  See the following tables for the related party activity for the three and nine months ended January 31, 2018 and 2017:

	Three months ended January 31,
(in thousands)	2018	2017
Rent paid to LIG	$139	$135
Rent paid to THNC, LLC	$199	$76

5.Other assets

Other assets consist of the following (in thousands):

	January 31,	October 31,
	2018	2017
Intangibles, net	$1,945	$2,226
Mexican IVA (i.e. value-added) taxes receivable	19,750	18,174
Infrastructure advance to Agricola Belher	400	400
Loan to FreshRealm members	318	315
Notes receivable from San Rafael	381	493
Other	1,181	1,183
	$23,975	$22,791

Intangible assets consist of the following (in thousands):

		January 31, 2018			October 31, 2017
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	8.0 years	$7,640	$(6,412)	$1,228	$7,640	$(6,181)	$1,459
Trade names	8.3 years	2,760	(2,567)	193	2,760	(2,529)	231
Trade secrets/recipes	9.3 years	630	(381)	249	630	(369)	261
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$11,572	$(9,627)	$1,945	$11,572	$(9,346)	$2,226

We anticipate recording amortization expense of approximately $0.8 million for the remainder of fiscal 2018, $0.7 million for fiscal year 2019, $0.1 million for fiscal year 2020, $0.1 million for fiscal year 2021, and $0.1 million for thereafter, through fiscal year 2023.

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

On January 2, 2018, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares).  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $85.90.  On January 2, 2019, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.2 million for the three months ended January 31, 2018.

On December 18, 2017, our executive officers were granted a total of 25,241 restricted shares.  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $75.45.  These shares vest in one-third increments, on an annual basis, beginning December 18, 2018. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.1 million for the three months ended January 31, 2018.

On October 31, 2017, a member of the management team at RFG resigned.  His unvested portion of restricted stock issued in December of 2016 and January of 2016 were forfeited. On January 25, 2018, in consideration of and in exchange for his forfeiture of restricted shares upon his resignation, the board of directors granted 10,788 shares of unrestricted stock, which immediately vested.  The closing price of our stock on such date was $87.10. We recorded for this grant $0.8 million of stock-based compensation expense in our fiscal first quarter of 2018.

On February 2, 2017, our Vice President of the Foods Division retired from Calavo for medical reasons.  In January 2018, per the terms of our 2011 Plan and the respective employee award, the board of directors awarded the portion of the fiscal 2017 management bonus for the percentage of the year worked.  As a result, he was granted 867 shares of unrestricted stock, which immediately vested. As a result, we recorded $0.1 million of stock-based compensation expense in our fiscal first quarter of 2018.

A summary of restricted stock activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2017	103	$54.64
Vested	(56)	$54.27
Forfeited	(7)	$52.69
Granted	47	$80.20
Outstanding at January 31, 2018	87	$68.08	$7,569

The total recognized stock-based compensation expense for restricted stock was $1.8 million for the three months ended January 31, 2018 and 2017.  Total unrecognized stock-based compensation expense totaled $5.7 million and $3.0 million as of January 31, 2018 and October 31, 2017, and will be amortized through fiscal year 2020.

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2017	7	$18.54
Exercised	(3)	$17.66
Outstanding at January 31, 2018	4	$19.20	$348
Exercisable at January 31, 2018	4	$19.20	$348

At January 31, 2018, outstanding and exercisable stock options had a weighted-average remaining contractual term of 2.1 years.  The total recognized and unrecognized stock-based compensation expense was insignificant for the three months ended January 31, 2018.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2017	20	$40.07
Outstanding at January 31, 2018	20	$40.07	$938
Exercisable at January 31, 2018	12	$29.01	$695

At January 31, 2018, outstanding and exercisable stock options had a weighted-average remaining contractual term of 5.0 years.  The total recognized and unrecognized stock-based compensation expense was insignificant for the three months ended January 31, 2018.

7.Other events

Dividend payment

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

In August 2017, the parties reached a tentative settlement of the case, whereby we agreed to pay $0.4 million to resolve the allegations and avoid further distraction that would result if the litigation continued. The settlement is subject to court approval. The Company recorded $0.4 million as a selling, general and administrative expense in the third quarter of fiscal 2017. Though we are still awaiting court approval of the aforementioned settlement agreement, we believe this process will conclude in fiscal 2018, with no significant change in expense.

From time to time, we are also involved in other litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Mexico tax audits

    We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in Mexico and the United States.  During our third quarter of fiscal 2016, our wholly-owned subsidiary, Calavo de Mexico (“CDM”), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (“MFM”) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary.  MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (“VAT”).  During our fourth fiscal quarter of 2016, we provided a written rebuttal to MFM’s preliminary observations and requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman) so that a full discussion of the case between us, the MFM and the PRODECON, as appropriate, can lead to a reconsideration of the MFM findings. During our third and fourth fiscal quarters of 2017, several meetings between MFM, PRODECON and us took place and on November 28, 2017, the PRODECON process concluded. As a result, the MFM is expected to issue its final assessment during or before the end of our 2018 fiscal third quarter. If the MFM’s final assessment does not differ materially from their preliminary observations, then we will resolve the matter through legal means.  We believe we have the legal arguments and documentation to sustain the positions challenged by tax authorities.

    Additionally, we also received notice from Mexico's Federal Tax Administration Service, Servicio de Administracion Tributaria (SAT), that our wholly-owned Mexican subsidiary, Calavo de Mexico, is currently under examination related to fiscal year 2013.  In January 2017, we received preliminary observations from SAT outlining certain proposed adjustments primarily related to intercompany funding deductions for services from certain vendors/suppliers and VAT. We provided a written rebuttal to these preliminary observation during our second fiscal quarter of 2017, which the SAT is in process of analyzing.  During our third fiscal quarter of 2017, we requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman), so that a full discussion of the case between us, the SAT and the PRODECON, as appropriate, can lead to a reconsideration of the SATs findings. During our first fiscal quarter of 2018, we had an initial meeting with officials from the SAT and the PRODECON, which led to a further exchange of supporting information and documentation. We expect that several formal meetings between us, the SAT and the PRODECON will be required before the SAT will reach a conclusion.  Note that during the meeting and discussion process, the fiscal year 2013 final assessment (previously expected no later September 2017) has been suspended.

    We believe that the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial position, results of operations and cash flows.

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

The following table sets forth our financial assets and liabilities as of January 31, 2018 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$37,251	-	-	$37,251
Total assets at fair value	$37,251	-	-	$37,251

(1)    The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock.  We currently own approximately 12% of Limoneira’s outstanding common stock.  These securities are measured at fair value by quoted market prices.  Limoneira’s stock price at January 31, 2018 and October 31, 2017 equaled $21.55 per share and $23.35 per share.  Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding losses arising during the three months ended January 31, 2018 and 2017 was $3.1 million and $4.7 million.

9.Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Three months January 31,	Three months January 31,
Avocados de Jalisco noncontrolling interest	2018	2017

Noncontrolling interest, beginning	$1,016	$962
Noncash transfer of noncontrolling interest	1,001	—
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(150)	(28)
Noncontrolling interest, ending	$1,867	$934

10.Earnings per share

Basic and diluted net income per share is calculated as follows (data in thousands, except per share data):

	Three months ended January 31,
	2018	2017
Numerator:
Net Income attributable to Calavo Growers, Inc.	$7,139	$5,249
Denominator:
Weighted average shares - Basic	17,446	17,374
Effect on dilutive securities – Restricted stock/options	79	56
Weighted average shares - Diluted	17,525	17,430
Net income per share attributable to Calavo Growers, Inc:
Basic	$0.41	$0.30
Diluted	$0.41	$0.30

11.Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance.  CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of January 31, 2018 and October 31, 2017, IVA receivables totaled $21.2 million and $19.5 million.  Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis.  Beginning in fiscal 2014 and continuing into fiscal 2018, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation.  Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations.  We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities.  Currently, we are in the process of collecting such balances through regular administrative processes, but certain amounts may ultimately need to be recovered via legal means.

During the first quarter of fiscal 2017, tax authorities informed us that their internal opinion, based on the information provided by local SAT office in Uruapan, considers that CDM is not properly documented relative to its declared tax structure and therefore CDM cannot claim the refundable IVA balance.  CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes.  CDM decided to start an administrative appeal for the IVA related to the request of the months of July, August and September of 2015 in order to assert its argument that CDM is properly documented and to therefore change the SAT’s internal assessment. CDM expects to have a resolution to this matter in fiscal 2018. As of January 31, 2018 and October 31, 2017, $19.8 million and $18.2 million of CDM IVA receivables were recorded in other assets.

We believe that our operations in Mexico are properly documented and that the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts.  We will continue to monitor the collection of these receivables with our outside consultants.

12.  Income Taxes

     Our tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. We recognize the effects of tax legislation in the period in which the law is enacted. Our deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse.

     On December 22, 2017, the President of the United States signed and enacted comprehensive tax legislation into law H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  Except for certain provisions, the Tax Act is effective for tax years beginning on or after January 1, 2018. As a fiscal year U.S. taxpayer with an October 31 fiscal year end, the majority of the new provisions, such as eliminating the domestic manufacturing deduction, creating new taxes on certain foreign sourced income and introducing new limitations on certain business deductions, will not apply until our 2019 fiscal year. For fiscal 2018 and effective in the first fiscal quarter, the most significant impacts include: lowering of the U.S. federal corporate income tax rate; remeasuring certain net deferred tax assets and liabilities; and requiring the transition tax on the deemed repatriation of certain foreign earnings. In the first quarter of fiscal 2018, we recorded $1.7 million in one-time, non-cash charges related to the revaluation of our net deferred tax assets (approx. $1.4 million) and the transition tax on the deemed repatriation of foreign earnings (approx. $0.3 million). For fiscal year 2018 we are estimating  an effective rate of 26.0% based primarily on the blending of the historical federal corporate tax rate of 35% and the new federal corporate income tax rate of 21%.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) allowing taxpayers to record a reasonable estimate of the impact of the U.S. legislation when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the estimated income tax charge of $1.7 million represents the Company’s best estimate based on interpretation of the U.S. legislation. As a result, the actual impact on the net deferred tax liability may vary from the estimated amount due to uncertainties in the Company’s preliminary review.

13.  Thomas Fire

We have multiple facilities located in Santa Paula, California, most notably our corporate headquarters. None of our facilities sustained damage from the Thomas fire in California (which began and ended during our first fiscal quarter) and disruption to our operations was minimal. We do not expect the fires in Ventura County to have a significant impact on our overall avocado volumes or earnings.  We expect to manage through any shortfall in the Ventura County avocado supply through our diversified avocado sourcing.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended October 31, 2017 of Calavo Growers, Inc. (we, Calavo, or the Company).

Recent Developments

Dividend payment

On December 8, 2017, we paid a $0.95 per share dividend in the aggregate amount of $16.7 million to shareholders of record on November 17, 2017.

The Thomas fire

We have multiple facilities located in Santa Paula, California, most notably our corporate headquarters. None of our facilities sustained damage from the Thomas fire in California (which began and ended during our first fiscal quarter) and disruption to our operations was minimal. We do not expect the fires in Ventura County to have a significant impact on our overall avocado volumes or earnings.  We expect to manage through any shortfall in the Ventura County avocado supply through our diversified avocado sourcing.

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

In August 2017, the parties reached a tentative settlement of the case, whereby we agreed to pay $0.4 million to resolve the allegations and avoid further distraction that would result if the litigation continued. The settlement is subject to court approval. The Company recorded $0.4 million as a selling, general and administrative expense in the third quarter of fiscal 2017. Though we are still awaiting court approval of the aforementioned settlement agreement, we believe this process will conclude in fiscal 2018, with no significant change in expense.

From time to time, we are also involved in other litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Mexico tax audits

     We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in Mexico and the United States.  During our third quarter of fiscal 2016, our wholly-owned subsidiary, Calavo de Mexico (“CDM”), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (“MFM”) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary.  MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (“VAT”).  During our fourth fiscal quarter of 2016, we provided a written rebuttal to MFM’s preliminary observations and requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman) so that a full discussion of the case between us, the MFM and the PRODECON, as appropriate, can lead to a reconsideration of the MFM findings. During our third and fourth fiscal quarters of 2017, several meetings between

MFM, PRODECON and us took place and on November 28, 2017, the PRODECON process concluded. As a result, the MFM is expected to issue its final assessment during or before the end of our 2018 fiscal third quarter. If the MFM’s final assessment does not differ materially from their preliminary observations, then we will resolve the matter through legal means.  We believe we have the legal arguments and documentation to sustain the positions challenged by tax authorities.

    Additionally, we also received notice from Mexico's Federal Tax Administration Service, Servicio de Administracion Tributaria (SAT), that our wholly-owned Mexican subsidiary, Calavo de Mexico, is currently under examination related to fiscal year 2013.  In January 2017, we received preliminary observations from SAT outlining certain proposed adjustments primarily related to intercompany funding deductions for services from certain vendors/suppliers and VAT. We provided a written rebuttal to these preliminary observation during our second fiscal quarter of 2017, which the SAT is in process of analyzing.  During our third fiscal quarter of 2017, we requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman), so that a full discussion of the case between us, the SAT and the PRODECON, as appropriate, can lead to a reconsideration of the SATs findings. During our first fiscal quarter of 2018, we had an initial meeting with officials from the SAT and the PRODECON, which led to a further exchange of supporting information and documentation. We expect that several formal meetings between us, the SAT and the PRODECON will be required before the SAT will reach a conclusion.  Note that during the meeting and discussion process, the fiscal year 2013 final assessment (previously expected no later September 2017) has been suspended.

    We believe that the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial position, results of operations and cash flows.

Net Sales

The following table summarizes our net sales by business segment for each of the three months ended January 31, 2018 and 2017:

	Three months ended January 31,
	2018	Change	2017

Net sales:
Fresh products	$122,785	9.6%	$112,059
Calavo Foods	19,037	13.4%	16,788
RFG	106,106	8.6%	97,707
Total net sales	$247,928	9.4%	$226,554

As a percentage of net sales:
Fresh products	49.5%		49.5%
Calavo Foods	7.7%		7.4%
RFG	42.8%		43.1%
	100.0%		100.0%

Summary

Net sales for the three months ended January 31, 2018, compared to the corresponding period in fiscal 2017, increased by $21.4 million, or approximately 9.4%. The increase in sales, when compared to the same corresponding prior year periods, is related to growth from all segments.

For the quarter ended January 31, 2018, our largest percentage increases in sales was Calavo Foods, followed by our  Fresh products segment and RFG segment, as shown above. The increase in Calavo Foods sales was due primarily to increased sales of our prepared avocado products, which was partially offset by decreased sales of salsa products. The increase in Fresh products sales during the first quarter of fiscal 2018, was due primarily to increased sales of avocados and tomatoes. The increase in RFG sales was due primarily to increased sales from fresh prepared food, fresh-cut fruit and vegetable products. See discussion below for further details.

All three segments of our business are subject to seasonal trends which can impact the volume and/or quality of fruit sourced in any particular quarter.  All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

First Quarter 2018 vs. First Quarter 2017

Net sales delivered by the Fresh products business increased by approximately $10.7 million, or 9.6%, for the first quarter of fiscal 2018, when compared to the same period for fiscal 2017.  As discussed above, this increase in Fresh product sales during the first quarter of fiscal 2018 was primarily related to increased sales of avocados and tomatoes.

Sales of avocados increased $3.8 million, or 3.6%, for the first quarter of 2018, when compared to the same prior year period. This increase in avocado sales was primarily due to a 2.3 million pound, or 3%, increase in the volume of avocados sold during the quarter.

Sales of tomatoes increased to $11.7 million for the first quarter of fiscal 2018, compared to $5.2 million for the same period for fiscal 2017.  The increase in sales for tomatoes is primarily due to an approximately 75% increase in the volume of cartons sold, as well as an increase in the sales price per carton.

Calavo Foods

First Quarter 2018 vs. First Quarter 2017

Sales for Calavo Foods for the quarter ended January 31, 2018, when compared to the same period for fiscal 2017, increased $2.2 million, or 13.4%.  Sales of prepared avocado products increased by approximately $2.5 million, or 15.6%, for the quarter ended January 31, 2018, when compared to the same prior year period, primarily related to an increase in the sales price per pound. Partially offsetting this gain were sales of salsa products, which decreased by approximately $0.2 million during the quarter.

RFG

First Quarter 2018 vs. First Quarter 2017

Sales for RFG for the quarter ended January 31, 2018, when compared to the same period for fiscal 2017, increased $8.4 million, or 8.6%.  The overall increase in sales is primarily due to higher sales volume from expanded retail partnerships across multiple geographies, including regions in which the Company has added production capacity.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three months ended January 31, 2018 and 2017:

	Three months ended January 31,
	2018	Change	2017

Gross Profit:
Fresh products	$14,257	81.6%	$7,851
Calavo Foods	5,975	17.4%	5,091
RFG	6,078	(32.3)%	8,982
Total gross profit	$26,310	20.0%	$21,924

Gross profit percentages:
Fresh products	11.6%		7.0%
Calavo Foods	31.4%		30.3%
RFG	5.7%		9.2%
Consolidated	10.6%		9.7%

Summary

Our cost of goods sold consists predominantly of ingredient costs (primarily fruit and other whole foods), packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Gross profit increased by approximately $4.4 million, or 20.0%, for the first quarter of fiscal 2018, when compared to the same period for fiscal 2017. The increase was primarily attributable to gross profit increases across the Fresh products and Calavo Foods segments, partially offset by a decrease in our RFG segment.

Fresh products

During our three months ended January 31, 2018, as compared to the same prior year period, the increase in our Fresh products segment gross profit percentage was the result of increased profit for avocados and tomatoes. For the first quarter ended January 31, 2018, compared to the same prior year period, the gross profit percentage for avocados increased to 11.7% in 2018 from 7.5% in 2017.  The profit improvement during the first quarter of 2018 was primarily related to favorable year-over-year operating performance across our Mexican operations. In contrast, the U.S. Dollar to Mexican Peso exchange rate was weaker in first quarter 2018, when compared to the same prior year period.  Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profits for our Fresh products segment.

For the three months ended January 31, 2018 we generated gross profit of $1.3 million from tomato sales, up from $0.1 million in the corresponding prior year period.  The increase in tomato gross profit was due primarily to an approximately 75% increase in the volume of tomato cartons sold, as well as an increase in the sales price per carton of approximately 30.3%. The majority of our tomato sales are done on a consignment basis, in which the gross profit we earn is generally based on a commission agreed to with each party, which usually is a percent of the overall selling price; however, we also purchase some tomatoes on the spot market to meet specific customer requests and have certain fixed overhead costs associated with our tomato operations which impact the overall gross profit realized from tomato sales.

Calavo Foods

The Calavo Foods segment gross profit percentage increased to 31.4% of net sales, during our three months ended January 31, 2018 compared to 30.3% during the same prior year period.  The increase was primarily due to a higher average selling price for prepared avocado products, partially offset by higher fruit costs and the impact of a weaker exchange rate on production costs for the three months ended January 31, 2018, as compared to the same prior year period.  Note that any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Calavo Foods segments.

RFG

RFG’s gross profit percentage for the quarter ended January 31, 2018 was 5.7%, compared to 9.2% in the same prior year period. This lower gross profit percentage results from the continued ramp up of newer facilities, including our Riverside facility (open for less than one year) and an unusual circumstance at our Houston facility.  In the quarter, we experienced reduced service levels at our Houston facility resulting from labor shortages related to the city’s massive rebuild from the aftermath of Hurricane Harvey.

Selling, General and Administrative

	Three months ended January 31,
	2018	Change	2017
	(Dollars in thousands)
Selling, general and administrative	$15,517	12.2%	$13,826
Percentage of net sales	6.3%		6.1%

       Selling, general and administrative expenses of $15.5 million for the three months ended January 31, 2018 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs, as well as $0.9 million of management transition related expenses.  Selling, general and administrative expenses increased $1.7 million, or 12.2%, for the three months ended January 31, 2018, when compared to the same period for fiscal 2017. This increase was primarily related to an increase in salaries and benefits ($1.1 million of costs related to the vesting of stock grants earned by certain members of the senior management team over the past three fiscal years, as well as $0.7 million due in part to higher headcount).  Partially offsetting this increase was a decrease of $0.3 million of stock based compensation costs for the three months ended January 31, 2018, when compared to the same period for fiscal 2017.

Other Income (Loss), Net

	Three months ended January 31,
	2018	Change	2017

Other income (loss), net	$729	1,156.5%	$(69)
Percentage of net sales	0.0%		(0.0)%

Other income (loss), net includes income from unconsolidated subsidiaries, dividend income, as well as certain other transactions that are outside of the normal course of operations.  The increase for the three months ended January 31, 2018, compared to the same prior year periods are primarily due to an increase of income from our unconsolidated subsidiary Don Memo (See Note 4 for further information).

Provision for Income Taxes

	Three months ended January 31,
	2018	Change	2017

Provision for income taxes	$4,302	68.0%	$2,561
Effective tax rate	38.1%		32.9%

Our tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. In the first quarter of fiscal 2018, we recorded $1.7 million in one-time, non-cash charges related to the revaluation of our net deferred tax assets (approx. $1.4 million) and the transition tax on the deemed repatriation of foreign earnings (approx. $0.3 million).  In addition, pursuant to ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, we recorded an income tax benefit of approximately $0.4 and $0.3 million for the quarters ended January 31, 2018 and 2017.  We recognize the effects of tax legislation in the period in which the law is enacted. Our deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse.

Liquidity and Capital Resources

Cash provided by operating activities was $7.9 million for the three months ended January 31, 2018, compared to cash provided by operations of $1.7 million for the similar period in fiscal 2017.  Operating cash flows for the three months ended January 31, 2018 reflect our net income of $7.0 million, non-cash activities (depreciation and amortization, stock compensation expense, deferred taxes and income from unconsolidated entities) of $5.9 million and a net decrease in the non-cash components of our operating capital of approximately $5.0 million.

The working capital decreases include a net decrease in accounts payable and accrued expenses of $5.3 million, an increase in accounts receivable of $2.9 million, an increase in other assets of $1.5 million, an increase in prepaid expenses and other current assets of $0.9 million, and an increase in inventory of $0.4 million, partially offset by a decrease in advances to suppliers of $2.5 million, an increase in income taxes payable of $1.4 million, a decrease in income taxes receivable of $1.4 million and an increase in payable to growers of $0.8 million.

The decrease in accounts payable and accrued expenses is primarily related to the timing of our accrual for year-end performance bonuses. The increase in our accounts receivable, as of January 31, 2018 when compared to October 31, 2017, primarily reflects higher sales recorded in the month of January 2018, as compared to October 2017. The increase in other assets is due to an increase in Mexican IVA tax receivable (see Note 11 to our consolidated condensed financial statements). The decrease in income taxes receivable and the increase in income taxes payable is primarily related to the taxes on current year earnings and the change in the tax rate due to the passage of the Tax Cuts and Jobs Act legislation that passed December 22, 2017.  The decrease in advances to suppliers primarily reflects less pre-season advances outstanding to our tomato growers in January 2018, compared to October 2017. The increase in payable to growers primarily reflects an increase in our Mexican avocado grower liability.

Cash used in investing activities was $5.3 million for the three months ended January 31, 2018, which primarily related to property, plant and equipment purchases of $5.4 million, partially offset by proceeds received from the repayment of the San Rafael note of $0.1 million.

Cash used by financing activities was $6.3 million for the three months ended January 31, 2018, which related principally to the payment of our $16.7 million dividend and the payment of minimum withholding taxes on net share settlement of equity awards of $1.2 million, and partially offset by receipts on our credit facilities totaling $11.5 million and proceeds received for exercise of stock options of $0.1 million.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing Credit Facility.  Cash and cash equivalents as of January 31, 2018 and October 31, 2017 totaled $2.9 million and $6.6 million. Our working capital at January 31, 2018 was $9.8 million, compared to $3.7 million at October 31, 2017.

We believe that cash flows from operations and the available Credit Facility will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for at least the next twelve months.  We will continue to evaluate grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel growth in each of our business segments.  We have a revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West, as joint lead arranger. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases.  Total credit available under this agreement is $80 million, and will expire in June 2021. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our current credit agreement the weighted-average interest rate was 2.8% and 2.2% at January 31, 2018 and October 31, 2017.  Under these credit facilities, we had $31.5 million and $20.0 million outstanding as January 31, 2018 and October 31, 2017.

    This Credit Facility contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all such covenants at January 31, 2018.

Contractual Obligations

There have been no material changes to our contractual commitments, from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2017. For a summary of the contractual commitments at October 31, 2017, see Part II, Item 7, in our 2017 Annual Report on Form 10-K.

Impact of Recently Issued Accounting Pronouncements

See Note 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations.  All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes.  The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2018.

(All amounts in thousands)	Expected maturity date October 31,
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$2,942	$—	$—	$—	$—	$—	$2,942	$2,942
Accounts receivable (1)	72,655	—	—	—	—	—	72,655	72,655

Liabilities
Payable to growers (1)	$17,304	$—	$—	$—	$—	$—	$17,304	$17,304
Accounts payable (1)	20,676	—	—	—	—	—	20,676	20,676
Current borrowings pursuant to credit facilities (1)	31,500	—	—	—	—	—	31,500	31,500
Fixed-rate long-term obligations (2)	123	128	128	105	48	—	532	553

(1)

We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)

Fixed-rate long-term obligations bear interest rates ranging from 4.0% to 4.3% with a weighted-average interest rate of 4.1%.  We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $13,000.

We were not a party to any derivative instruments during the fiscal year.  It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican affiliates transact business primarily in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy the domestic cash needs of our Mexican affiliates. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates.  Management does, however, evaluate this opportunity from time to time. Total foreign currency transaction losses for the three months ended January 31, 2018, net of gains, was $0.2 million. Total foreign currency transaction gains for the three months ended January 31, 2017, net of losses, was $0.1 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

See Note 7 in our consolidated financial statements for further information regarding legal proceedings.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part 1, item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2017.  There have been no material changes from the risk factors set forth in such Annual Report on Form 10-K.  However, the risks and uncertainties that we face are not limited to those set forth in the 2017 Form 10-K.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of January 31, 2018 and October 31, 2017; (2) Consolidated Condensed Statements of Income for the three months ended January 31, 2018 and 2017; (3) Consolidated Condensed Statements of Comprehensive Income for the three months ended January 31, 2018 and 2017; (4) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2018 and 2017; and (5) Notes to Unaudited Condensed Consolidated Financial Statements.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of January 31, 2018 and October 31, 2017; (2) Consolidated Condensed Statements of Income for the three months ended January 31, 2018 and 2017; (3) Consolidated Condensed Statements of Comprehensive Income for the three months ended January 31, 2018 and 2017; (4) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2018 and 2017; and (5) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ar
Calavo Growers, Inc.
(Registrant)

Date: March 9, 2018
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, President, and
Chief Executive Officer
(Principal Executive Officer)

Date: March 9, 2018
	By	/s/ B. John Lindeman
B. John Lindeman
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)