Form 10-Q
period 2018-04-30
CALAVO GROWERS INC
filed 2018-06-11
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

Registrant's number of shares of common stock outstanding as of April 30, 2018 was 17,567,616

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

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	April 30,	October 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$2,377	$6,625
Accounts receivable, net of allowances of $3,234 (2018) $2,490 (2017)	76,925	69,750
Inventories, net	39,158	30,858
Prepaid expenses and other current assets	7,026	6,872
Advances to suppliers	2,719	4,346
Income taxes receivable	—	1,377
Total current assets	128,205	119,828
Property, plant, and equipment, net	121,803	120,072
Investment in Limoneira Company	40,241	40,362
Investment in unconsolidated entities	33,297	33,019
Deferred income taxes	8,641	9,783
Goodwill	18,262	18,262
Other assets	24,330	22,791
	$374,779	$364,117
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$27,373	$16,524
Trade accounts payable	16,420	22,911
Accrued expenses	36,752	39,946
Income taxes payable	1,884	—
Short-term borrowings	21,000	20,000
Dividend payable	—	16,657
Current portion of long-term obligations	117	129
Total current liabilities	103,546	116,167
Long-term liabilities:
Long-term obligations, less current portion	383	439
Deferred rent	2,706	2,732
Other long-term liabilities	—	657
Total long-term liabilities	3,089	3,828
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,568 (2018) and 17,533 (2017) shares issued and outstanding)	18	18
Additional paid-in capital	156,069	154,243
Accumulated other comprehensive income	10,624	10,434
Noncontrolling interest	1,761	1,016
Retained earnings	99,672	78,411
Total shareholders' equity	268,144	244,122
	$374,779	$364,117

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,
	2018	2017	2018	2017

Net sales	$264,405	$270,162	$512,333	$496,716
Cost of sales	232,436	233,909	454,054	438,539
Gross profit	31,969	36,253	58,279	58,177
Selling, general and administrative	12,875	15,426	28,392	29,252
Operating income	19,094	20,827	29,887	28,925
Interest expense	(288)	(323)	(519)	(570)
Other income (expense), net	(26)	33	703	(36)
Income before provision for income taxes	18,780	20,537	30,071	28,319
Provision for income taxes	4,764	7,603	9,066	10,164
Net income	14,016	12,934	21,005	18,155
Less: Net loss attributable to noncontrolling interest	106	11	256	39
Net income attributable to Calavo Growers, Inc.	$14,122	$12,945	$21,261	$18,194

Calavo Growers, Inc.’s net income per share:
Basic	$0.81	$0.74	$1.22	$1.05
Diluted	$0.80	$0.74	$1.21	$1.04

Number of shares used in per share computation:
Basic	17,481	17,426	17,472	17,402
Diluted	17,580	17,539	17,561	17,486

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended		Six months ended
	April 30,		April 30,
	2018	2017	2018	2017
Net income	$14,016	$12,934	$21,005	$18,155
Other comprehensive income, before tax:
Unrealized investment gains (losses)	2,990	6,361	(121)	1,711
Income tax (expense) benefit related to items of other comprehensive income	(778)	(2,322)	311	(625)
Other comprehensive income, net of tax	2,212	4,039	190	1,086
Comprehensive income	16,228	16,973	21,195	19,241
Less: Net loss attributable to noncontrolling interest	106	11	256	39
Comprehensive income – Calavo Growers, Inc.	$16,334	$16,984	$21,451	$19,280

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended April 30,
	2018	2017

Cash Flows from Operating Activities:
Net income	$21,005	$18,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,561	4,575
Provision for losses/recoveries on accounts receivable	(8)	1,424
Loss (income) from unconsolidated entities	(278)	403
Stock compensation expense	2,774	2,658
Deferred income taxes	1,453	—
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(7,167)	(26,293)
Inventories, net	(8,300)	(6,785)
Prepaid expenses and other current assets	(224)	(357)
Advances to suppliers	1,627	2,934
Income taxes receivable/payable	3,261	4,684
Other assets	(2,263)	(1,321)
Payable to growers	10,849	16,516
Deferred rent	(26)	(21)
Trade accounts payable, accrued expenses and other long-term liabilities	(8,076)	6,709
Net cash provided by operating activities	21,188	23,281
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(8,838)	(34,093)
Proceeds received for repayment of San Rafael note	232	216
Investment in FreshRealm	—	(4,625)
Net cash used in investing activities	(8,606)	(38,502)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(16,657)	(15,696)
Proceeds from revolving credit facility	119,000	83,500
Payments on revolving credit facility	(118,000)	(55,000)
Payment of minimum withholding taxes on net share settlement of equity awards	(1,158)	—
Purchase of noncontrolling interest of Salsa Lisa	—	(1,000)
Payments on long-term obligations	(68)	(22)
Proceeds from stock option exercises	53	65
Net cash provided by (used in) financing activities	(16,830)	11,847
Net decrease in cash and cash equivalents	(4,248)	(3,374)
Cash and cash equivalents, beginning of period	6,625	13,842
Cash and cash equivalents, end of period	$2,377	$10,468
Noncash Investing and Financing Activities:
Property, plant, and equipment included in trade accounts payable and accrued expenses	$725	$863
Noncash transfer of noncontrolling interest	$1,001	$—
Unrealized investment gain (losses)	$(121)	$1,711

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of the business

Business

Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and an expanding provider of value-added fresh food.  Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers on a worldwide basis. We procure avocados from California, Mexico and other growing regions around the world.  Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) create, process and package guacamole and salsa and (iii) create, process and package a portfolio of healthy fresh foods including fresh-cut fruit, fresh-cut vegetables, and prepared foods. We distribute our products both domestically and internationally and report our operations in three different business segments:  Fresh products, Calavo Foods and Renaissance Food Group (RFG).

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

Recently Issued Accounting Standards

In February 2017, the FASB issued an ASU, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. This ASU will be effective for us beginning the first day of our 2019 fiscal year. Early adoption is permitted. We do not expect this ASU to have an impact until an applicable transaction takes place.

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

In January 2016, the FASB issued an ASU, which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The guidance is effective for fiscal years and interim period within those fiscal years beginning after December 15, 2017. Early adoption is permitted. The impact of the adoption of this ASU on our consolidated statements of income depends on the net unrealized gain or loss on our equity investment.  For the three months ended April 30, 2018 and 2017, the net unrealized gain on our equity investment was $3.0 million and $6.4 million.  For the six months ended April 30, 2018, the net unrealized loss on our equity investment was $0.1 million.  For the six months ended April 30, 2017, the net unrealized gain on our equity investment was $1.7 million.

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

	Three months ended April 30, 2018				Three months ended April 30, 2017

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total

Avocados	$127,743	$—	$—	$127,743	$142,933	$—	$—	$142,933
Tomatoes	7,963	—	—	7,963	11,187	—	—	11,187
Papayas	2,852	—	—	2,852	1,955	—	—	1,955
Other fresh products	69	—	—	69	6	—	—	6
Prepared avocado products	—	25,235	—	25,235	—	19,265	—	19,265
Salsa	—	740	—	740	—	935	—	935
Fresh-cut fruit & vegetables and prepared foods	—	—	104,982	104,982	—	—	98,028	98,028
Total gross sales	138,627	25,975	104,982	269,584	156,081	20,200	98,028	274,309
Less sales incentives	(438)	(3,271)	(425)	(4,134)	(256)	(2,805)	(326)	(3,387)
Less inter-company eliminations	(254)	(791)	—	(1,045)	(202)	(558)	—	(760)
Net sales	$137,935	$21,913	$104,557	$264,405	$155,623	$16,837	$97,702	$270,162

	Six months ended April 30, 2018				Six months ended April 30, 2017

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total

Avocados	$236,672	$—	$—	$236,672	$247,665	$—	$—	$247,665
Tomatoes	20,047	—	—	20,047	16,459	—	—	16,459
Papayas	5,657	—	—	5,657	4,319	—	—	4,319
Other fresh products	104	—	—	104	101	—	—	101
Prepared avocado products	—	47,038	—	47,038	—	38,515	—	38,515
Salsa	—	1,605	—	1,605	—	2,033	—	2,033
Fresh-cut fruit & vegetables and prepared foods	—	—	211,758	211,758	—	—	196,075	196,075
Total gross sales	262,480	48,643	211,758	522,881	268,544	40,548	196,075	505,167
Less sales incentives	(1,092)	(6,049)	(1,095)	(8,236)	(533)	(5,506)	(666)	(6,705)
Less inter-company eliminations	(668)	(1,644)	—	(2,312)	(329)	(1,417)	—	(1,746)
Net sales	$260,720	$40,950	$210,663	$512,333	$267,682	$33,625	$195,409	$496,716

	Fresh	Calavo
	products	Foods	RFG	Total

Three months ended April 30, 2018
Net sales before intercompany eliminations	$138,189	$22,704	$104,557	$265,450
Intercompany eliminations	(254)	(791)	—	(1,045)
Net sales	137,935	21,913	104,557	264,405

Cost of sales before intercompany eliminations	123,052	14,840	95,589	233,481
Intercompany eliminations	(237)	(479)	(329)	(1,045)
Cost of sales	122,815	14,361	95,260	232,436
Gross profit	$15,120	$7,552	$9,297	$31,969

Three months ended April 30, 2017
Net sales before intercompany eliminations	$155,825	$17,395	$97,702	$270,922
Intercompany eliminations	(202)	(558)	—	(760)
Net sales	155,623	16,837	97,702	270,162

Cost of sales before intercompany eliminations	131,985	11,634	91,050	234,669
Intercompany eliminations	(159)	(397)	(204)	(760)
Cost of sales	131,826	11,237	90,846	233,909
Gross profit	$23,797	$5,600	$6,856	$36,253

	Fresh	Calavo
	products	Foods	RFG	Total

Six months ended April 30, 2018
Net sales before intercompany eliminations	$261,388	$42,594	$210,663	$514,645
Intercompany eliminations	(668)	(1,644)		(2,312)
Net sales	260,720	40,950	210,663	512,333

Cost of sales before intercompany eliminations	231,955	28,461	195,950	456,366
Intercompany eliminations	(612)	(1,038)	(662)	(2,312)
Cost of sales	231,343	27,423	195,288	454,054
Gross profit	$29,377	$13,527	$15,375	$58,279

Six months ended April 30, 2017
Net sales before intercompany eliminations	$268,011	$35,042	$195,409	$498,462
Intercompany eliminations	(329)	(1,417)	—	(1,746)
Net sales	267,682	33,625	195,409	496,716

Cost of sales before intercompany eliminations	236,294	23,924	180,067	440,285
Intercompany eliminations	(260)	(991)	(495)	(1,746)
Cost of sales	236,034	22,933	179,572	438,539
Gross profit	$31,648	$10,692	$15,837	$58,177

For the three months ended April 30, 2018 and 2017, inter-segment sales and cost of sales of $0.2 million between Fresh products and RFG were eliminated. For the six months ended April 30, 2018 and 2017, inter-segment sales and cost of sales of $0.6 million and $0.3 million between Fresh products and RFG were eliminated.  For the three months ended April 30, 2018 and 2017, inter-segment sales and cost of sales of $0.8 million and $0.6 million between Calavo Foods and RFG were eliminated.  For the six months ended April 30, 2018 and 2017, inter-segment sales and cost of sales of $1.6 million and $1.4 million between Calavo Foods and RFG were eliminated.  For the six months ended April 30, 2018, inter-segment sales and cost of sales of $0.1 million between Fresh products and Calavo Foods were eliminated.

3.Inventories

Inventories consist of the following (in thousands):

	April 30,	October 31,
	2018	2017

Fresh fruit	$21,430	$14,566
Packing supplies and ingredients	9,903	9,755
Finished prepared foods	7,825	6,537
	$39,158	$30,858

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions.  No inventory reserve was considered necessary as of April 30, 2018. We recorded a write down of $0.4 million to adjust our fresh fruit inventory to the lower of cost or net realizable value as of October 31, 2017.

4.Related party transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended April 30, 2018 and 2017, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $1.9 million and $4.7 million. During the six months ended April 30, 2018 and 2017, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $2.0 million and $5.2 million.  Amounts payable to these Board members were $1.0 million as of April 30, 2018.  We did not have any amounts payable to these Board members as of October 31, 2017.

During the three months ended April 30, 2018 and 2017, we received $0.1 million as dividend income from Limoneira Company (Limoneira). During the six months ended April 30, 2018 and 2017, we received $0.2 million as dividend income from Limoneira. In addition, we lease office space from Limoneira and paid rental expenses of $0.1 million for each of the three and six months ended April 30, 2018 and 2017. Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company. We have a 12% ownership interest in Limoneira. Additionally, our Chief Executive Officer is a member of the Limoneira Board of Directors.

We currently have a member of our Board of Directors who also serves as a partner in the law firm of TroyGould PC, which frequently represents Calavo as legal counsel. During each of the three months ended April 30, 2018 and 2017, Calavo Growers, Inc. paid fees totaling less than $0.1 million to TroyGould PC. During each of the six months ended April 30, 2018 and 2017, Calavo Growers, Inc. paid fees totaling $0.1 million to TroyGould PC.

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

As of April 30, 2018 and October 31, 2017, we have an investment of $4.9 million and $4.6 million, representing Calavo Sub’s 50% ownership in Don Memo, which is included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. As of April 30, 2018 and October 31, 2017, we had outstanding advances of $2.5 million and $1.6 million to Don Memo. During the three months ended April 30, 2018, we recorded $0.1 million of expenses to Don Memo pursuant to our consignment agreement. During the six months ended April 30, 2018 and 2017, we recorded $3.8 million and $0.7 million of expenses to Don Memo pursuant to our consignment agreement.

We had grower advances due from Belher of $4.0 million as of April 30, 2018 and October 31, 2017, which are netted against the grower payable.  In addition, we had infrastructure advances due from Belher of $0.6 million as of April 30, 2018 and October 31, 2017.  Of these infrastructure advances $0.2 million was recorded as receivable in prepaid and other current assets.  The remaining $0.4 million of these infrastructure advances are recorded in other assets. During the three months ended April 30, 2018 and 2017, we recorded $6.7 million and $9.4 million of expenses to Belher pursuant to our consignment agreement. During the six months ended April 30, 2018 and 2017, we recorded $12.6 million and $13.1 million of expenses to Belher pursuant to our consignment agreement.

In August 2015, we entered into Shareholder’s Agreement with various partners and created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”).  Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados.  This entity is approximately 83% owned by Calavo and is consolidated in our financial statements.  Avocados de Jalisco built a packinghouse located in Jalisco, Mexico and such packinghouse has begun operations in June of 2017. As of April 30, 2018 and October 31, 2017, we have made preseason advances of approximately $0.1 million to various partners of Avocados de Jalisco. During the six months ended April 30, 2018, we purchased approximately $0.2 million of avocados from the partners of Avocados de Jalisco. In January 2018, we transferred $1.0 million of interest to the Avocados de Jalisco noncontrolling members.

As of April 30, 2018, we have an approximate 38% ownership interest in FreshRealm, LLC (FreshRealm).  Three officers and five members of our board of directors have investments in FreshRealm.  In addition, as of April 30, 2018 and October 31, 2017, we have a loan to FreshRealm members of approximately $0.3 million. In April 2017, FreshRealm initiated another round of financing. From April 2017 to October 2017, we invested $7.5 million in FreshRealm. In October and December 2017, our Chairman and Chief Executive Officer invested $7.0 million and $1.5 million into FreshRealm.  In January 2018, one of our non-executive directors invested $1.8 million into FreshRealm. In the second quarter of fiscal 2018, two of our non-executive directors invested $1.2 million into FreshRealm.

We provide storage services to FreshRealm from our New Jersey and Texas Value-Added Depots, and our RFG Riverside facility.  We have received less than $0.1 million in storage services revenue from FreshRealm in the three months ended April 30, 2018. We have received $0.1 million in storage services revenue from FreshRealm in the six months ended April 30, 2018.   For the three months ended April 30, 2018 and 2017, RFG has sold $2.4 million and $1.9 million of products to FreshRealm. For the six months ended April 30, 2018 and 2017, RFG has sold $3.9 million and $2.9 million of products to FreshRealm.

The previous owners of RFG, one of which is currently an officer of Calavo, have a majority ownership of certain entities that provide various services to RFG, specifically LIG Partners, LLC and THNC, LLC.  One of RFG’s California operating facilities leases a building from LIG Partners, LLC (LIG) pursuant to an operating lease.  RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease.  As of April 30, 2018, THNC owes us $0.2 million related to tenant improvements. See the following tables for the related party activity for the three and six months ended April 30, 2018 and 2017:

	Three months ended April 30,
(in thousands)	2018	2017
Rent paid to LIG	$139	$135
Rent paid to THNC, LLC	$199	$131

	Six months ended April 30,
(in thousands)	2018	2017
Rent paid to LIG	$278	$269
Rent paid to THNC, LLC	$398	$261

5.Other assets

Other assets consist of the following (in thousands):

	April 30,	October 31,
	2018	2017
Intangibles, net	$1,664	$2,226
Mexican IVA (i.e. value-added) taxes receivable	20,715	18,174
Infrastructure advance to Agricola Belher	400	400
Loan to FreshRealm members	158	315
Notes receivable from San Rafael	268	493
Other	1,125	1,183
	$24,330	$22,791

Intangible assets consist of the following (in thousands):

		April 30, 2018			October 31, 2017
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	8.0 years	$7,640	$(6,643)	$997	$7,640	$(6,181)	$1,459
Trade names	8.4 years	2,760	(2,604)	156	2,760	(2,529)	231
Trade secrets/recipes	9.3 years	630	(394)	236	630	(369)	261
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$11,572	$(9,908)	$1,664	$11,572	$(9,346)	$2,226

We anticipate recording amortization expense of approximately $0.6 million for the remainder of fiscal 2018, $0.7 million for fiscal year 2019, $0.1 million for fiscal year 2020, $0.1 million for fiscal year 2021, and $0.1 million for thereafter, through fiscal year 2023.

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

On January 2, 2018, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares).  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $85.90.  On January 2, 2019, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.5 million for the three months ended

April 30, 2018.  The total recognized stock-based compensation expense for these grants was $0.6 million for the six months ended April 30, 2018.

On December 18, 2017, our executive officers were granted a total of 25,241 restricted shares.  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $75.45.  These shares vest in one-third increments, on an annual basis, beginning December 18, 2018. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.2 million for the three months ended April 30, 2018.  The total recognized stock-based compensation expense for these grants was $0.3 million for the six months ended April 30, 2018.

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

A summary of restricted stock activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2017	103	$54.64
Vested	(56)	$54.27
Forfeited	(7)	$52.69
Granted	47	$80.20
Outstanding at April 30, 2018	87	$68.08	$8,105

The total recognized stock-based compensation expense for restricted stock was $0.9 million and $0.8 million for the three months ended April 30, 2018 and 2017. The total recognized stock-based compensation expense for restricted stock was $1.8 million and $1.5 million for the six months ended April 30, 2018 and 2017.   Total unrecognized stock-based compensation expense totaled $4.8 million and $3.0 million as of April 30, 2018 and October 31, 2017, and will be amortized through fiscal year 2020.

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2017	7	$18.54
Exercised	(3)	$17.66
Outstanding at April 30, 2018	4	$19.20	$374
Exercisable at April 30, 2018	4	$19.20	$374

At April 30, 2018, outstanding and exercisable stock options had a weighted-average remaining contractual term of 1.8 years.  The total recognized and unrecognized stock-based compensation expense was insignificant for the three months ended April 30, 2018.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2017	20	$40.07
Outstanding at April 30, 2018	20	$40.07	$1,068
Exercisable at April 30, 2018	12	$29.01	$773

At April 30, 2018, outstanding and exercisable stock options had a weighted-average remaining contractual term of 4.7 years.  The total recognized and unrecognized stock-based compensation expense was insignificant for the three months ended April 30, 2018.

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

In August 2017, the parties reached a tentative settlement of the case, whereby we agreed to pay $0.4 million to resolve the allegations and avoid further distraction that would result if the litigation continued. The settlement is subject to court approval. The Company recorded $0.4 million as a selling, general and administrative expense in the third quarter of fiscal 2017. The final court approval is scheduled for August 2018 for the aforementioned settlement agreement and there will be no significant change in expense.

From time to time, we are also involved in other litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Mexico tax audits

    We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in Mexico and the United States.  During our third quarter of fiscal 2016, our wholly-owned subsidiary, Calavo de Mexico (“CDM”), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (“MFM”) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary.  MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (“VAT”).  During our fourth fiscal quarter of 2016, we provided a written rebuttal to MFM’s preliminary observations and requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman) so that a full discussion of the case between us, the MFM and the PRODECON, as appropriate, can lead to a reconsideration of the MFM findings. During our third and fourth fiscal quarters of 2017, several meetings between MFM, PRODECON and us took place and on November 28, 2017, the initial PRODECON process concluded. In April 2018, we filed a second formal agreement before the PRODECON,  so that we can continue the discussion of the case between us, the MFM and the PRODECON. During this meeting and discussion period, the statutory period that MFM has in order to issue the tax assessment has been suspended. Currently, we are waiting for the response of the MFM and the PRODECON regarding our next meeting date. We believe we have the legal arguments and documentation to sustain the positions challenged by tax authorities.

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

The following table sets forth our financial assets and liabilities as of April 30, 2018 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$40,241	—	—	$40,241
Total assets at fair value	$40,241	—	—	$40,241

(1)    The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock.  We currently own approximately 12% of Limoneira’s outstanding common stock.  These securities are measured at fair value using quoted market prices.  Limoneira’s stock price at April 30, 2018 and October 31, 2017 equaled $23.28 per share and $23.35 per share.  Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding gains arising during the three months ended April 30, 2018 and 2017 was $3.0 million and $6.4 million. Unrealized investment holding losses arising during the six months ended April 30, 2018 was $0.1 million. Unrealized investment holding gains arising during the six months ended April 30, 2017 was $1.7 million.

9.Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Three months ended April 30,
Avocados de Jalisco noncontrolling interest	2018	2017

Noncontrolling interest, beginning	$1,867	$934
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(106)	(11)
Noncontrolling interest, ending	$1,761	$923

	Six months ended April 30,
Avocados de Jalisco noncontrolling interest	2018	2017

Noncontrolling interest, beginning	$1,016	$962
Noncash transfer of noncontrolling interest	1,001	—
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(256)	(39)
Noncontrolling interest, ending	$1,761	$923

10.Earnings per share

Basic and diluted net income per share is calculated as follows (data in thousands, except per share data):

	Three months ended April 30,		Six months ended April 30,
	2018	2017	2018	2017
Numerator:
Net Income attributable to Calavo Growers, Inc.	$14,122	$12,945	$21,261	$18,194
Denominator:
Weighted average shares – Basic	17,481	17,426	17,472	17,402
Effect on dilutive securities – Restricted stock/options	99	113	89	84
Weighted average shares – Diluted	17,580	17,539	17,561	17,486
Net income per share attributable to Calavo Growers, Inc:
Basic	$0.81	$0.74	$1.22	$1.05
Diluted	$0.80	$0.74	$1.21	$1.04

11.Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance.  CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of April 30, 2018 and October 31, 2017, IVA receivables totaled $22.2 million and $19.5 million.  Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis.  Beginning in fiscal 2014 and continuing into fiscal 2018, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation.  Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations.  We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities.  Currently, we are in the process of collecting such balances through regular administrative processes, but certain amounts may ultimately need to be recovered via legal means.

During the first quarter of fiscal 2017, tax authorities informed us that their internal opinion, based on the information provided by local SAT office in Uruapan, considers that CDM is not properly documented relative to its declared tax structure and therefore CDM cannot claim the refundable IVA balance.  CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes.  CDM decided to start an administrative appeal for the IVA related to the request of the months of July, August and September of 2015 in order to assert its argument that CDM is properly documented and to therefore change the SAT’s internal assessment. CDM expects to have a resolution to this matter in fiscal 2018. As of April 30, 2018 and October 31, 2017, $20.7 million and $18.2 million of CDM IVA receivables were recorded in other assets.

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

     On December 22, 2017, the President of the United States signed and enacted comprehensive tax legislation into law H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  Except for certain provisions, the Tax Act is effective for tax years beginning on or after January 1, 2018. As a fiscal year U.S. taxpayer with an October 31 fiscal year end, the majority of the new provisions, such as eliminating the domestic manufacturing deduction, creating new taxes on certain foreign sourced income and introducing new limitations on certain business deductions, will not apply until our 2019 fiscal year. For fiscal 2018 and effective in the first fiscal quarter, the most significant impacts include: lowering of the U.S. federal corporate income tax rate; remeasuring certain net deferred tax assets and liabilities; and requiring the transition tax on the deemed repatriation of certain foreign earnings. In the first quarter of fiscal 2018, we recorded $1.7 million in one-time, non-cash charges related to the revaluation of our net deferred tax assets (approximately $1.4 million) and the transition tax on the deemed repatriation of foreign earnings  (approximately $0.3 million). For fiscal year 2018 we are estimating  an effective consolidated rate of 26.0% based primarily on the blending of the historical federal corporate tax rate of 35% and the new federal corporate income tax rate of 21%.

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

In August 2017, the parties reached a tentative settlement of the case, whereby we agreed to pay $0.4 million to resolve the allegations and avoid further distraction that would result if the litigation continued. The settlement is subject to court approval. The Company recorded $0.4 million as a selling, general and administrative expense in the third quarter of fiscal 2017. The final court approval is scheduled for August 2018 for the aforementioned settlement agreement and there will be no significant change in expense.

From time to time, we are also involved in other litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Mexico tax audits

    We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in Mexico and the United States.  During our third quarter of fiscal 2016, our wholly-owned subsidiary, Calavo de Mexico (“CDM”), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (“MFM”) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary.  MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (“VAT”).  During our fourth fiscal quarter of 2016, we provided a written rebuttal to MFM’s preliminary observations and requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman) so that a full discussion of the case between us, the MFM and the PRODECON, as appropriate, can lead to a reconsideration of the MFM findings. During our third and fourth fiscal quarters of 2017, several meetings between MFM, PRODECON and us took place and on November 28, 2017, the initial PRODECON process concluded. In April 2018,  we filed a second formal agreement before the PRODECON,  so that we can continue the discussion of the case between us, the MFM and the PRODECON. During this meeting and discussion period, the statutory period that MFM has in order to issue the tax assessment has been suspended. Currently, we are waiting for the response of the MFM and the PRODECON regarding our next meeting date. We believe we have the legal arguments and documentation to sustain the positions challenged by tax authorities.

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

Net Sales

The following table summarizes our net sales by business segment for each of the three and six months ended April 30, 2018 and 2017:

	Three months ended April 30,			Six months ended April 30,
	2018	Change	2017	2018	Change	2017

Net sales:
Fresh products	$137,935	(11.4)%	$155,623	$260,720	(2.6)%	$267,682
Calavo Foods	21,913	30.1%	16,837	40,950	21.8%	33,625
RFG	104,557	7.0%	97,702	210,663	7.8%	195,409
Total net sales	$264,405	(2.1)%	$270,162	$512,333	3.1%	$496,716

As a percentage of net sales:
Fresh products	52.2%		57.6%	50.9%		53.9%
Calavo Foods	8.3%		6.2%	8.0%		6.8%
RFG	39.5%		36.2%	41.1%		39.3%
	100.0%		100.0%	100.0%		100.0%

Summary

Net sales for the three months ended April 30, 2018, compared to the corresponding period in fiscal 2017, decreased by $5.8 million, or approximately 2.1%. The decrease in sales, when compared to the same corresponding prior year periods, was primarily related to the decline in the fresh segment, partially offset by gains in Calavo Foods and RFG. Net sales for the six months ended April 30, 2018, compared to the corresponding period in fiscal 2017, increased by $15.6 million, or approximately 3.1%. The increase in sales, when compared to the same corresponding prior year periods, was primarily related to the growth in the Calavo Foods and RFG segments.

For both the quarter and the six months ended April 30, 2018, Calavo Foods had our largest percentage increases in sales, followed by our RFG segment, which was offset by a decrease in our Fresh products segment, as shown above. The increase in Calavo Foods sales was due primarily to increased sales of our prepared avocado products, which was partially offset by decreased sales of salsa products. The increase in RFG sales was due primarily to increased sales from fresh prepared food, fresh-cut fruit and vegetable products. The decrease in Fresh products sales was due primarily to decreased sales of avocados.  See discussion below for further details.

All three segments of our business are subject to seasonal trends which can impact the volume and/or quality of fruit sourced in any particular quarter.  All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Second Quarter 2018 vs. Second Quarter 2017

Net sales delivered by the Fresh products business decreased by approximately $17.7 million, or 11.4%, for the second quarter of fiscal 2018, when compared to the same period for fiscal 2017.  This decrease in Fresh product sales during the second quarter of fiscal 2018 was primarily related to decreased sales of avocados and tomatoes.

Sales of avocados decreased $15.4 million, or 10.8%, for the second quarter of 2018, when compared to the same prior year period.  This decrease in avocado sales was primarily due to a 20% decrease in the average sales price per carton. The decrease in sales price was partially offset by a 9.3 million pound, or 11%, increase in the volume of avocados sold during the quarter.

Sales of tomatoes decreased to $7.7 million for the second quarter of fiscal 2018, compared to $11.0 million for the same period for fiscal 2017.  The decrease in sales for tomatoes is primarily due to an approximately 34% decrease in the volume of cartons sold, which was partially offset by an increase in the average sales price per carton.

Six Months Ended 2018 vs. Six Months Ended 2017

Net sales delivered by the Fresh products business decreased by approximately $7.0 million, or 2.6%, for the six months ended 2018, when compared to the same period for fiscal 2017.  This decrease in Fresh product sales during the six months ended 2018 was primarily related to decreased sales of avocados, partially offset by an increased sales in tomatoes.

Sales of avocados decreased $11.6 million, or 4.7%, for the six months ended April 30, 2018, when compared to the same prior year period. This decrease in avocado sales was primarily due to a 11% decrease in the average sales price per carton, partially offset by 11.6 million pounds, or a 7.4%  increase in the volume of avocados sold during the year.

Sales of tomatoes increased to $19.5 million for the six months ended April 30, 2018, compared to $16.2 million for the same period for fiscal 2017.  The increase in sales for tomatoes is primarily due to an approximately 29% increase in the average sales price per carton, partially offset by 6% decrease in the volume of cartons sold.

Calavo Foods

Second Quarter 2018 vs. Second Quarter 2017

Sales for Calavo Foods for the quarter ended April 30, 2018, when compared to the same period for fiscal 2017, increased $5.1 million, or 30.1%.  Sales of prepared avocado products increased by approximately $5.3 million, or 33.3%, for the quarter ended April 30, 2018, when compared to the same prior year period, resulting from increases in both the average sales price per pound and the total volume of pounds sold during the quarter. Partially offsetting this gain were sales of salsa products, which decreased by approximately $0.2 million during the quarter.

Six Months Ended 2018 vs. Six Months Ended 2017

Sales for Calavo Foods for the six months ended April 30, 2018, when compared to the same period for fiscal 2017, increased $7.3 million, or 21.8%.  Sales of prepared avocado products increased by approximately $7.8 million, or 24.5%, for the six months ended April 30, 2018, when compared to the same prior year period, resulting from increases in both the average sales price per pound and the total volume of pounds sold. Partially offsetting this gain were sales of salsa products, which decreased by approximately $0.4 million during the year.

RFG

Second Quarter 2018 vs. Second Quarter 2017

Sales for RFG for the quarter ended April 30, 2018, when compared to the same period for fiscal 2017, increased $6.9 million, or 7.0%.  The overall increase in sales is primarily due to higher sales volume from expanded retail partnerships in multiple geographies, most notably in a few regions in which the Company has added production capacity.

Six Months Ended 2018 vs. Six Months Ended 2017

Sales for RFG for the six months ended April 30, 2018, when compared to the same period for fiscal 2017, increased $15.3 million, or 7.8%.  The overall increase in sales is primarily due to higher sales volume from expanded retail partnerships in multiple geographies, most notably in a few regions in which the Company has added production capacity.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three and six months ended April 30, 2018 and 2017:

	Three months ended April 30,			Six months ended April 30,
	2018	Change	2017	2018	Change	2017

Gross Profit:
Fresh products	$15,120	(36.5)%	$23,797	$29,377	(7.2)%	$31,648
Calavo Foods	7,552	34.9%	5,600	13,527	26.5%	10,692
RFG	9,297	35.6%	6,856	15,375	(2.9)%	15,837
Total gross profit	$31,969	(11.8)%	$36,253	$58,279	0.2%	$58,177

Gross profit percentages:
Fresh products	11.0%		15.3%	11.3%		11.8%
Calavo Foods	34.5%		33.3%	33.0%		31.8%
RFG	8.9%		7.0%	7.3%		8.1%
Consolidated	12.1%		13.4%	11.4%		11.7%

Summary

Our cost of goods sold consists predominantly of ingredient costs (primarily fruit and other whole foods), packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Gross profit decreased by approximately $4.3 million, or 11.8%, for the second quarter of fiscal 2018, when compared to the same period for fiscal 2017. The decrease was primarily attributable to gross profit decrease in the Fresh products segment, partially offset by an increase in our RFG segment and Calavo Foods segment.

Fresh products

During our three months ended April 30, 2018, as compared to the same prior year period, the decrease in our Fresh products segment gross profit percentage was the result of decreased profit for avocados and tomatoes. For the second quarter ended April 30, 2018, compared to the same prior year period, the gross profit percentage for avocados decreased to 11.0% in 2018 from 15.8% in 2017.  The decrease was primarily related to the unusual market supply conditions experienced during the second quarter last year, as our level of profitability in the second quarter of 2018 was otherwise strong in comparison to most other historical periods. Freight costs also increased compared to last year’s second quarter.

In addition, the U.S. Dollar to Mexican Peso exchange rate was weaker in the second quarter 2018, when compared to the same prior year period.  Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profits for our Fresh products segment.

For the three months ended April 30, 2018, we generated gross profit of $0.8 million from tomato sales, down from $1.2 million in the corresponding prior year period.  The decrease in tomato gross profit was due primarily to the year-over-year reduction in sales described in more detail earlier.

During our six months ended April 30, 2018, as compared to the same prior year period, the decrease in our Fresh products segment gross profit percentage was the result of decreased profit for avocados, partially offset by an increase in tomatoes. For the six months ended April 30, 2018, compared to the same prior year period, the gross profit percentage for avocados decreased to 11.3% in 2018 from 12.3% in 2017.  The decrease during the six months of 2018 was primarily related to the unusual market supply conditions experienced last year and higher year-over-year freight costs. In addition, the U.S. Dollar to Mexican Peso exchange rate was weaker in the first six months of fiscal 2018, when compared to the same prior year period.  Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profits for our Fresh products segment.

For the six months ended April 30, 2018 we generated gross profit of $2.1 million from tomato sales, up from $1.3 million in the corresponding prior year period.  The increase in tomato gross profit was due primarily to the year-over-year increase in sales described in more detail earlier.

Calavo Foods

Calavo Foods gross profit percentage increased for the three and six months ended April 30, 2018, when compared to the same periods for fiscal 2017. The increase in Calavo Foods gross profit percentage was due primarily to increased gross profit of our prepared avocado products, which was partially offset by decreased gross profit of salsa products. The Calavo Foods segment gross profit percentage increased to 34.5% and 33.0% of net sales, during our three and six months ended April 30, 2018 compared to 33.3% and 31.8% during the same prior year periods.  The increase was primarily due to a higher volume of pounds sold and higher average selling price for prepared avocado products, partially offset by higher fruit costs and the impact of a weaker exchange rate on production costs for the three and six months ended April 30, 2018, as compared to the same prior year periods.  Note that any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Calavo Foods segments.

RFG

RFG’s gross profit percentage for the quarter ended April 30, 2018 was 8.9%, compared to 7.0% in the same prior year period. RFG’s gross profit percentage for the six months ended April 30, 2018 was 7.3%, compared to 8.1% in the same prior year period. The gross profit improvement in the fiscal second quarter of 2018 was due primarily to manufacturing efficiencies generated during the most recent three months across the segment’s manufacturing footprint, as well as lower raw material costs. The lower profit for the six months ended April 30, 2018, as compared to the same prior year period, was due to the costs associated with newer facilities, including our Riverside facility and an unusual circumstance at our Houston facility (described more fully in our first quarter disclosure).

Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,
	2018	Change	2017	2018	Change	2017
	(Dollars in thousands)			(Dollars in thousands)
Selling, general and administrative	$12,875	(16.5)%	$15,426	$28,392	(2.9)%	$29,252
Percentage of net sales	4.9%		5.7%	5.5%		5.9%

       Selling, general and administrative expenses of $12.9 million for the three months ended April 30, 2018 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs.  Selling, general and administrative expenses decreased $2.6 million, or 16.5%, for the three months ended April 30, 2018, when compared to the same period for fiscal 2017. This decrease was primarily related to a decrease in accrued management bonuses (approximately $1.9 million) and a decrease in bad debt (approximately $1.4 million).  Partially offsetting this decrease was an increase of salaries and benefits ($0.4 million of costs related to the vesting of stock grants earned by certain members of the senior management team, as well as $0.2 million due in part to higher head count) for the three months ended April 30, 2018, when compared to the same period for fiscal 2017.

Selling, general and administrative expenses of $28.4 million for the six months ended April 30, 2018 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs, as well as $0.9 million of management transition related expenses.  Selling, general and administrative expenses decreased $0.9 million, or 2.9%, for the six months ended April 30, 2018, when compared to the same period for fiscal 2017. This decrease was primarily related to a decrease in accrued management bonuses (approximately $1.9 million) and a decrease in bad debt (approximately $1.4 million). Partially offsetting this decrease was an increase in salaries and benefits ($1.6 million of costs related to the vesting of stock grants earned by certain members of the senior management team over the past three fiscal years, as well as $0.9 million due in part to higher headcount) for the six months ended April 30, 2018, when compared to the same period for fiscal 2017.

Other Income (Expense), Net

	Three months ended April 30,			Six months ended April 30,
	2018	Change	2017	2018	Change	2017
	(Dollars in thousands)			(Dollars in thousands)
Other income (expense), net	$(26)	(178.8)%	$33	$703	2,052.8%	$(36)
Percentage of net sales	(0.0)%		0.0%	0.1%		(0.0)%

Other income (expense), net includes income from unconsolidated subsidiaries, dividend income, as well as certain other transactions that are outside of the normal course of operations.  The increase for the six months ended April 30, 2018, compared to the same prior year periods are primarily due to an increase of income from our unconsolidated subsidiary Don Memo (See Note 4 for further information).

Provision for Income Taxes

	Three months ended April 30,			Six months ended April 30,
	2018	Change	2017	2018	Change	2017

Provision for income taxes	$4,764	(37.3)%	$7,603	$9,066	(10.8)%	$10,164
Effective tax rate	25.4%		37.0%	30.1%		35.9%

Our tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. In the first quarter of fiscal 2018, we recorded $1.7 million in one-time, non-cash charges related to the revaluation of our net deferred tax assets (approx. $1.4 million) and the transition tax on the deemed repatriation of foreign earnings (approx. $0.3 million). In addition, we recorded an income tax benefit of approximately $0.4 million and $0.3 million for the first quarters ended in fiscal 2018 and 2017, respectively, pursuant to ASU 2016-09, Improvements to Employee Share-based Payment Accounting.  We recognize the effects of tax legislation in the period in which the law is enacted. Our deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse.

Liquidity and Capital Resources

Cash provided by operating activities was $21.2 million for the six months ended April 30, 2018, compared to cash provided by operations of $23.3 million for the similar period in fiscal 2017.  Operating cash flows for the six months ended April 30, 2018 reflect our net income of $21.0 million, non-cash activities (depreciation and amortization, stock compensation expense, deferred taxes and income from unconsolidated entities) of $10.5 million and a net decrease in the non-cash components of our operating capital of approximately $10.3 million.

The working capital decrease includes an increase in inventory of $8.3 million, a net decrease in accounts payable and accrued expenses of $8.1 million, an increase in accounts receivable of $7.2 million, an increase in other assets of $2.3 million, and an increase in prepaid expenses and other current assets of $0.2 million, partially offset by an increase in payable to growers of $10.9 million, an increase in income taxes payable of $1.9 million, a decrease in advances to suppliers of $1.6 million, and a decrease in income taxes receivable of $1.4 million.

The decrease in accounts payable and accrued expenses is primarily related to the payment of prior year’s performance bonuses. The increase in inventory is primarily related to an increase in the value of fresh fruit on hand at April 30, 2018. This was primarily driven by an increase in the per unit value of inventory on hand and the volume of California avocados purchased during our second fiscal quarter of 2018, as compared to October 2017. The increase in our accounts receivable, as of April 30, 2018 when compared to October 31, 2017, primarily reflects higher sales recorded in the month of April 2018, as compared to October 2017. The increase in other assets is due to an increase in Mexican IVA tax receivable (see Note 11 to our consolidated condensed financial statements). The increase in payable to growers primarily reflects an increase in our Mexican and Californian avocado grower liability.  The decrease in income taxes receivable and the increase in income taxes payable is primarily related to the taxes on current year earnings and the change in the tax rate due to the passage of the Tax Cuts and Jobs Act legislation that passed December 22, 2017.  The decrease in advances to suppliers primarily reflects less pre-season advances outstanding to our tomato growers in April 2018, compared to October 2017.

Cash used in investing activities was $8.6 million for the six months ended April 30, 2018, which primarily related to property, plant and equipment purchases of $8.8 million, partially offset by proceeds received from the repayment of the San Rafael note of $0.2 million. For the six months ended April 30, 2017, cash used for investing activities was $38.5 million, which primarily related to expansion projects for RFG segment (including more than $19 million for the purchase of the new Riverside plant) and for the Fresh segment, and an investment in FreshRealm of $4.6 million.

Cash used by financing activities was $16.8 million for the six months ended April 30, 2018, which related principally to the payment of our $16.7 million dividend and the payment of minimum withholding taxes on net share settlement of equity awards of $1.2 million, and partially offset by receipts on our credit facilities totaling $1.0 million and proceeds received for exercise of stock options of $0.1 million.  For the six months ended April 30, 2017, cash from financing activities was $11.8 million, which related principally to receipts on our credit facilities totaling $28.5 million, partially offset by the payment of our $15.7 million dividend and for the purchase of the noncontrolling interest of Salsa Lisa of $1.0 million.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing Credit Facility.  Cash and cash equivalents as of April 30, 2018 and October 31, 2017 totaled $2.4 million and $6.6 million. Our working capital at April 30, 2018 was $24.7 million, compared to $3.7 million at October 31, 2017.

We believe that cash flows from operations and the available Credit Facility will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for at least the next twelve months.  We will continue to evaluate grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel growth in each of our business segments.  We have a revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West, as joint lead arranger. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases.  Total credit available under this agreement is $80 million, and will expire in June 2021. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our current credit agreement the weighted-average interest rate was 2.9% and 2.2% at April 30, 2018 and October 31, 2017.  Under these credit facilities, we had $21.0 million and $20.0 million outstanding as April 30, 2018 and October 31, 2017.

    This Credit Facility contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all such covenants at April 30, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations.  All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes.  The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of April 30, 2018.

(All amounts in thousands)	Expected maturity date April 30,
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$2,377	$—	$—	$—	$—	$—	$2,377	$2,377
Accounts receivable (1)	76,925	—	—	—	—	—	76,925	76,925

Liabilities
Payable to growers (1)	$27,373	$—	$—	$—	$—	$—	$27,373	$27,373
Accounts payable (1)	16,420	—	—	—	—	—	16,420	16,420
Current borrowings pursuant to credit facilities (1)	21,000	—	—	—	—	—	21,000	21,000
Fixed-rate long-term obligations (2)	117	122	122	122	17	—	500	519

(1)

We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)

Fixed-rate long-term obligations bear interest rates ranging from 4.0% to 4.3% with a weighted-average interest rate of 4.2%.  We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $11,000.

We were not a party to any derivative instruments during the fiscal year.  It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican affiliates transact business primarily in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy the domestic cash needs of our Mexican affiliates. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates.  Management does, however, evaluate this opportunity from time to time. Total foreign currency transaction losses for the three and six months ended April 30, 2018, net of gains, was $0.1 million and $0.3 million. Total foreign currency transaction gains for the three and six months ended April 30, 2017, net of losses, was $0.2 million and $0.3 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended April 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of April 30, 2018 and October 31, 2017; (2) Consolidated Condensed Statements of Income for the three and six months ended April 30, 2018 and 2017; (3) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended April 30, 2018 and 2017; (4) Consolidated Condensed Statements of Cash Flows for the three and six months ended April 30, 2018 and 2017; and (5) Notes to Unaudited Condensed Consolidated Financial Statements.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended April 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of April 30, 2018 and October 31, 2017; (2) Consolidated Condensed Statements of Income for the three and six months ended April 30, 2018 and 2017; (3) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended April 30, 2018 and 2017; (4) Consolidated Condensed Statements of Cash Flows for the three and six months ended April 30, 2018 and 2017; and (5) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ar
Calavo Growers, Inc.
(Registrant)

Date: June 8, 2018
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, President, and
Chief Executive Officer
(Principal Executive Officer)

Date: June 8, 2018
	By	/s/ B. John Lindeman
B. John Lindeman
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)