Form 10-Q
period 2018-07-31
CALAVO GROWERS INC
filed 2018-09-05
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

Registrant's number of shares of common stock outstanding as of July 31, 2018 was 17,567,616

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo Growers, Inc. and its consolidated subsidiaries (Calavo, the Company, we, us or our) may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, gross profit, expenses, income (loss) from unconsolidated entities, earnings, earnings per share, tax provisions, cash flows, currency exchange rates, the impact of acquisitions or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration (including information technology systems integration) plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance, whether attributable to Calavo or any of its unconsolidated entities; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic trends and events; the competitive pressures faced by Calavo's businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs; integration and other risks associated with business combinations; the hiring and retention of key employees; the resolution of pending investigations, legal claims and tax disputes; and other risks that are described herein, including, but not limited to, the items discussed in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, and those detailed from time to time in our other filings with the Securities and Exchange Commission. Calavo assumes no obligation and does not intend to update these forward-looking statements.

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	July 31,	October 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$2,029	$6,625
Accounts receivable, net of allowances of $3,787 (2018) $2,490 (2017)	73,412	69,750
Inventories, net	35,857	30,858
Prepaid expenses and other current assets	6,688	6,872
Advances to suppliers	5,321	4,346
Income taxes receivable	—	1,377
Total current assets	123,307	119,828
Property, plant, and equipment, net	121,309	120,072
Investment in Limoneira Company	47,121	40,362
Investment in unconsolidated entities	33,121	33,019
Deferred income taxes	4,778	9,783
Goodwill	18,262	18,262
Other assets	25,035	22,791
	$372,933	$364,117
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$22,025	$16,524
Trade accounts payable	16,338	22,911
Accrued expenses	35,799	39,946
Income taxes payable	976	—
Short-term borrowings	8,000	20,000
Dividend payable	—	16,657
Current portion of long-term obligations	118	129
Total current liabilities	83,256	116,167
Long-term liabilities:
Long-term obligations, less current portion	350	439
Deferred rent	2,782	2,732
Other long-term liabilities	—	657
Total long-term liabilities	3,132	3,828
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,568 (2018) and 17,533 (2017) shares issued and outstanding)	18	18
Additional paid-in capital	157,011	154,243
Accumulated other comprehensive income	15,715	10,434
Noncontrolling interest	1,779	1,016
Retained earnings	112,022	78,411
Total shareholders' equity	286,545	244,122
	$372,933	$364,117

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2018	2017	2018	2017

Net sales	$296,419	$301,645	$808,752	$798,361
Cost of sales	263,349	276,793	717,403	715,332
Gross profit	33,070	24,852	91,349	83,029
Selling, general and administrative	13,893	12,698	42,285	41,950
Operating income	19,177	12,154	49,064	41,079
Interest expense	(135)	(227)	(654)	(797)
Other income, net	406	96	831	462
Income before provision for income taxes and income (loss) from unconsolidated entities	19,448	12,023	49,241	40,744
Provision for income taxes	3,403	3,719	12,469	13,883
Income (loss) from unconsolidated entities	(3,677)	492	(3,399)	90
Net income	12,368	8,796	33,373	26,951
Less: Net loss (income) attributable to noncontrolling interest	(18)	14	238	53
Net income attributable to Calavo Growers, Inc.	$12,350	$8,810	$33,611	$27,004

Calavo Growers, Inc.’s net income per share:
Basic	$0.71	$0.51	$1.92	$1.55
Diluted	$0.70	$0.50	$1.91	$1.54

Number of shares used in per share computation:
Basic	17,481	17,428	17,475	17,412
Diluted	17,581	17,544	17,567	17,507

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended		Nine months ended
	July 31,		July 31,
	2018	2017	2018	2017
Net income	$12,368	$8,796	$33,373	$26,951
Other comprehensive income, before tax:
Unrealized investment gains	6,880	3,595	6,758	5,307
Income expense related to items of other comprehensive income	(1,789)	(1,312)	(1,477)	(1,937)
Other comprehensive income, net of tax	5,091	2,283	5,281	3,370
Comprehensive income	17,459	11,079	38,654	30,321
Less: Net loss (Income) attributable to noncontrolling interest	(18)	14	238	53
Comprehensive income – Calavo Growers, Inc.	$17,441	$11,093	$38,892	$30,374

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended July 31,
	2018	2017

Cash Flows from Operating Activities:
Net income	$33,373	$26,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,796	7,598
Provision for losses (recoveries) on accounts receivable	(10)	1,220
Loss (income) from unconsolidated entities	3,399	(90)
Stock compensation expense	3,716	3,489
Gain on disposal of property, plant, and equipment	(108)	—
Deferred income taxes	3,527	—
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(3,652)	(12,336)
Inventories, net	(4,999)	(865)
Prepaid expenses and other current assets	(203)	(940)
Advances to suppliers	(775)	1,906
Income taxes receivable/payable	2,353	82
Other assets	(3,246)	(3,473)
Payable to growers	5,500	7,023
Deferred rent	50	202
Trade accounts payable, accrued expenses and other long-term liabilities	(8,753)	10,418
Net cash provided by operating activities	39,968	41,185
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(11,551)	(41,078)
Proceeds received for repayment of San Rafael note	349	297
Investment in FreshRealm	(3,500)	(7,209)
Loan to FreshRealm	(2,500)	—
Proceeds received for repayment of loan to FreshRealm	2,500	—
Investment in Agricola Don Memo	—	(500)
Net cash used in investing activities	(14,702)	(48,490)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(16,657)	(15,696)
Proceeds from revolving credit facility	185,500	124,500
Payments on revolving credit facility	(197,500)	(105,500)
Payment of minimum withholding taxes on net share settlement of equity awards	(1,158)	—
Purchase of noncontrolling interest of Salsa Lisa	—	(1,000)
Payments on long-term obligations	(100)	(35)
Proceeds from stock option exercises	53	65
Net cash provided by (used in) financing activities	(29,862)	2,334
Net decrease in cash and cash equivalents	(4,596)	(4,971)
Cash and cash equivalents, beginning of period	6,625	13,842
Cash and cash equivalents, end of period	$2,029	$8,871
Noncash Investing and Financing Activities:
Acquisitions of property, plant, and equipment with capital lease	$—	$43
Property, plant, and equipment included in trade accounts payable and accrued expenses	$367	$583
Noncash transfer of noncontrolling interest	$1,001	$—
Collection for Agricola Belher Infrastructure Advance	$200	$—
Unrealized investment gain	$6,758	$5,307

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

Recently Issued Accounting Standards

In June 2018, the FASB issued an ASU, Improvements to Nonemployee Share-Based Payment Accounting. The FASB is issuing this update to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU will be effective for us beginning the first day of our 2020 fiscal year. We are evaluating the impact of the update of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In February 2018, the FASB issued an ASU, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which amends Accounting Standards Codification ("ASC") 220, Income Statement — Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, (the "Act"). In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. This ASU is effective for us the first day of our 2020 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

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

In February 2016, the FASB issued an ASU, Leases, which requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This ASU will be effective for us beginning the first day of our 2020 fiscal year. Early adoption is permitted. Although we are in the process of evaluating the impact of adoption of ASU 2016-02 on our consolidated financial statements, we currently expect the most significant changes will be related to the recognition of material new long-term right-of-use assets and lease liabilities on our consolidated balance sheet.

In January 2016, the FASB issued an ASU, which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The guidance is effective for fiscal years and interim period within those fiscal years beginning after December 15, 2017. Early adoption is permitted. The impact of the adoption of this ASU on our consolidated statements of income depends on the net unrealized gain or loss on our equity investment.  For the three months ended July 31, 2018 and 2017, the net unrealized gain on our equity investment was $6.9 million and $3.6 million.  For the nine months ended July 31, 2018 and 2017, the net unrealized gain on our equity investment was $6.8 million and $5.3 million.

In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard is intended to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. The standard also requires expanded disclosures surrounding revenue recognition. During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017, which will be our first quarter of fiscal 2019. We will adopt the new standard using the modified retrospective transition method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings on the first day of our 2019 fiscal year. Based on our findings to date, we do not expect the standard to have a material impact on our results of operations or financial position. Our assessment, however, is not yet complete. During fiscal 2018, we plan to finalize our review.

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

	Three months ended July 31, 2018				Three months ended July 31, 2017

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total

Avocados	$141,545	$—	$—	$141,545	$161,183	$—	$—	$161,183
Tomatoes	6,248	—	—	6,248	6,715	—	—	6,715
Papayas	2,882	—	—	2,882	2,225	—	—	2,225
Other fresh products	142	—	—	142	77	—	—	77
Prepared avocado products	—	28,395	—	28,395	—	22,836	—	22,836
Salsa	—	1,010	—	1,010	—	1,100	—	1,100
Fresh-cut fruit & vegetables and prepared foods	—	—	121,924	121,924	—	—	112,804	112,804
Total gross sales	150,817	29,405	121,924	302,146	170,200	23,936	112,804	306,940
Less sales incentives	(600)	(3,239)	(679)	(4,518)	(727)	(2,833)	(329)	(3,889)
Less inter-company eliminations	(383)	(826)	—	(1,209)	(554)	(852)	—	(1,406)
Net sales	$149,834	$25,340	$121,245	$296,419	$168,919	$20,251	$112,475	$301,645

	Nine months ended July 31, 2018				Nine months ended July 31, 2017

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total

Avocados	$378,217	$—	$—	$378,217	$408,848	$—	$—	$408,848
Tomatoes	26,295	—	—	26,295	23,174	—	—	23,174
Papayas	8,539	—	—	8,539	6,544	—	—	6,544
Other fresh products	246	—	—	246	178	—	—	178
Prepared avocado products	—	75,433	—	75,433	—	61,351	—	61,351
Salsa	—	2,615	—	2,615	—	3,133	—	3,133
Fresh-cut fruit & vegetables and prepared foods	—	—	333,682	333,682	—	—	308,879	308,879
Total gross sales	413,297	78,048	333,682	825,027	438,744	64,484	308,879	812,107
Less sales incentives	(1,692)	(9,288)	(1,774)	(12,754)	(1,260)	(8,339)	(995)	(10,594)
Less inter-company eliminations	(1,051)	(2,470)	—	(3,521)	(883)	(2,269)	—	(3,152)
Net sales	$410,554	$66,290	$331,908	$808,752	$436,601	$53,876	$307,884	$798,361

	Fresh	Calavo
	products	Foods	RFG	Total

Three months ended July 31, 2018
Net sales before intercompany eliminations	$150,217	$26,166	$121,245	$297,628
Intercompany eliminations	(383)	(826)	—	(1,209)
Net sales	149,834	25,340	121,245	296,419

Cost of sales before intercompany eliminations	135,254	17,739	111,565	264,558
Intercompany eliminations	(351)	(540)	(318)	(1,209)
Cost of sales	134,903	17,199	111,247	263,349
Gross profit	$14,931	$8,141	$9,998	$33,070

Three months ended July 31, 2017
Net sales before intercompany eliminations	$169,473	$21,103	$112,475	$303,051
Intercompany eliminations	(554)	(852)	—	(1,406)
Net sales	168,919	20,251	112,475	301,645

Cost of sales before intercompany eliminations	152,459	20,071	105,669	278,199
Intercompany eliminations	(488)	(896)	(22)	(1,406)
Cost of sales	151,971	19,175	105,647	276,793
Gross profit	$16,948	$1,076	$6,828	$24,852

	Fresh	Calavo
	products	Foods	RFG	Total

Nine months ended July 31, 2018
Net sales before intercompany eliminations	$411,605	$68,760	$331,908	$812,273
Intercompany eliminations	(1,051)	(2,470)		(3,521)
Net sales	410,554	66,290	331,908	808,752

Cost of sales before intercompany eliminations	367,209	46,200	307,515	720,924
Intercompany eliminations	(963)	(1,578)	(980)	(3,521)
Cost of sales	366,246	44,622	306,535	717,403
Gross profit	$44,308	$21,668	$25,373	$91,349

Nine months ended July 31, 2017
Net sales before intercompany eliminations	$437,484	$56,145	$307,884	$801,513
Intercompany eliminations	(883)	(2,269)	—	(3,152)
Net sales	436,601	53,876	307,884	798,361

Cost of sales before intercompany eliminations	388,753	43,995	285,736	718,484
Intercompany eliminations	(748)	(1,887)	(517)	(3,152)
Cost of sales	388,005	42,108	285,219	715,332
Gross profit	$48,596	$11,768	$22,665	$83,029

For the three months ended July 31, 2018 and 2017, inter-segment sales and cost of sales of $0.3 million and $0.6 million between Fresh products and RFG were eliminated. For the nine months ended July 31, 2018 and 2017, inter-segment sales and cost of sales of $0.9 million between Fresh products and RFG were eliminated.   For the three months ended July 31, 2018 and 2017, inter-segment sales and cost of sales of $0.8 million and $0.9 million between Calavo Foods and RFG were eliminated.  For the nine months ended July 31, 2018 and 2017, inter-segment sales and cost of sales of $2.5 million and $2.3 million between Calavo Foods and RFG were eliminated.  For the three months ended July 31, 2018, inter-segment sales and cost of sales of $0.1 million between Fresh products and Calavo Foods were eliminated. For the nine months ended July 31, 2018, inter-segment sales and cost of sales of $0.2 million between Fresh products and Calavo Foods were eliminated.

3.Inventories

Inventories consist of the following (in thousands):

	July 31,	October 31,
	2018	2017

Fresh fruit	$17,155	$14,566
Packing supplies and ingredients	10,504	9,755
Finished prepared foods	8,198	6,537
	$35,857	$30,858

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions.  No inventory reserve was considered necessary as of July 31, 2018. We recorded a write down of $0.4 million to adjust our fresh fruit inventory to the lower of cost or net realizable value as of October 31, 2017.

4.Related party transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the three months ended July 31, 2018 and 2017, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $9.2 million and $12.3 million. During the nine months ended July 31, 2018 and 2017, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $11.2 million and $17.5 million.  Amounts payable to these Board members were $1.9 million as of July 31, 2018.  We did not have any amounts payable to these Board members as of October 31, 2017.

During the three months ended July 31, 2018 and 2017, we received $0.1 million as dividend income from Limoneira Company (Limoneira). During the nine months ended July 31, 2018 and 2017, we received $0.3 million as dividend income from Limoneira. In addition, we lease office space from Limoneira and paid rental expenses of $0.1 million for the three months ended July 31, 2018 and 2017. We paid to Limoneira rental expenses  of $0.2 million for the nine months ended July 31, 2018 and 2017. Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company. We have a 10% ownership interest in Limoneira. Additionally, our Chief Executive Officer is a member of the Limoneira Board of Directors.

We currently have a member of our Board of Directors who also serves as a partner in the law firm of TroyGould PC, which frequently represents Calavo as legal counsel. During each of the three months ended July 31, 2018 and 2017, Calavo Growers, Inc. paid fees totaling less than $0.1 million to TroyGould PC. During each of the nine months ended July 31, 2018 and 2017, Calavo Growers, Inc. paid fees totaling $0.1 million and $0.2 million to TroyGould PC.

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

In January 2016, our unconsolidated subsidiary, Don Memo, entered into a loan agreement in the amount of $4.5 million with Bank of America, N.A. (BoA) proceeds of which were used by Don Memo to repay debt owed to Calavo.  Also in January 2016, Calavo and BoA, entered into a Continuing and Unconditional Guaranty Agreement (the Guaranty). Under the terms of the Guaranty, Calavo unconditionally guarantees and promises to pay BoA any and all Indebtedness, as defined therein, of our unconsolidated subsidiary Don Memo to BoA. Belo has also entered into a similar guarantee with BoA. As of July 31, 2018, Don Memo was not in compliance with covenants related to this loan agreement with BoA. In August 2018, Don Memo obtained a waiver for this violation.

As of July 31, 2018 and October 31, 2017, we have an investment of $4.7 million and $4.6 million, representing Calavo Sub’s 50% ownership in Don Memo, which is included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. As of July 31, 2018 and October 31, 2017, we had outstanding advances of $2.5 million and $1.6 million to Don Memo. During the three months ended July 31, 2018 and 2017, we recorded $3.4 million and $4.3 million of expenses to Don Memo pursuant to our consignment agreement. During the nine months ended July 31, 2018 and 2017, we recorded $7.2 million and $5.0 million of expenses to Don Memo pursuant to our consignment agreement.

We had grower advances due from Belher of $2.0 million and $4.0 million as of July 31, 2018 and October 31, 2017, which are netted against the grower payable.  In addition, we had infrastructure advances due from Belher of $0.4 million and $0.6 million as of July 31, 2018 and October 31, 2017.  Of these infrastructure advances $0.2 million was recorded as receivable in prepaid and other current assets.  The remaining $0.2 million of these infrastructure advances are recorded in other assets. During the three months ended July 31, 2018 and 2017, we recorded $1.5 million and $0.8 million of expenses to Belher pursuant to our consignment agreement. During the nine months ended July 31, 2018 and 2017, we recorded $14.1 million and $13.9 million of expenses to Belher pursuant to our consignment agreement.

In August 2015, we entered into Shareholder’s Agreement with various partners and created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”).  Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados.  This entity is approximately 83% owned by Calavo and is consolidated in our financial statements.  Avocados de Jalisco built a packinghouse located in Jalisco, Mexico, which began operations in June of 2017. As of July 31, 2018 and October 31, 2017, we have made preseason advances of approximately $0.1 million to various partners of Avocados de Jalisco. During the three months ended July 31, 2018 and 2017, we purchased approximately $0.9 million and $1.7 million of avocados from the partners of Avocados de Jalisco. During the nine months ended July 31, 2018 and 2017, we purchased approximately $1.1 million and $1.7 million of avocados from the partners of Avocados de Jalisco. In January 2018, we transferred $1.0 million of interest to the Avocados de Jalisco noncontrolling members.

As of July 31, 2018 and October 31, 2017, we have an investment of $28.4 million in FreshRealm, LLC (“FreshRealm”). We record the amount of our investment in FreshRealm in “Investment in unconsolidated entities” on our Consolidated Condensed Balance Sheets and recognize losses in FreshRealm in “Income (loss) in unconsolidated entities” in our Consolidated Condensed Statement of Income. See Note 13 for additional information.

On July 3rd, 2018, we entered into a $2.5 million Promissory Note with FreshRealm.  That note was repaid in full on July 31, 2018 in connection with the debt and equity financing described below.

Effective July 31, 2018, we entered into a Note and Membership Unit Purchase Agreement (“NMUPA”) with FreshRealm, pursuant to which we agreed to provide additional financing to FreshRealm, subject to certain terms and conditions.  Pursuant to such NMUPA, we entered into a Subscription Agreement with FreshRealm, whereby we purchased $3.5 million of equity units in FreshRealm, on July 31, 2018.  FreshRealm concurrently entered into subscription agreements with certain third-party investors for an additional $3.5 million of equity investments.  As of July 31, 2018, our ownership percentage in FreshRealm was approximately 37%.

Additionally, pursuant to such NMUPA, we entered into a $12 million Senior Promissory Note and corresponding Security Agreement (collectively, the “Agreements”) with FreshRealm, effective August 10, 2018.  Pursuant to the Agreements, the $12 million facility is available in two $6 million tranches.  On August 10, 2018, we funded the first $6 million tranche to FreshRealm.  The second $6 million tranche will be available to FreshRealm upon its attainment of least $17 million in gross revenues over any consecutive two calendar months (i.e. in aggregate). See Note 13 for further information.

Three officers and five members of our board of directors have investments in FreshRealm.  In addition, as of July 31, 2018 and October 31, 2017, we have a loan to FreshRealm members of approximately $0.2 million and $0.3 million. In December 2017, our Chairman and Chief Executive Officer invested $1.5 million into FreshRealm.  In January 2018, one of our non-executive directors invested $1.8 million into FreshRealm. In the second quarter of fiscal 2018, two of our non-executive directors invested $1.2 million into FreshRealm.

We provide storage services to FreshRealm from our New Jersey and Texas Value-Added Depots, and our RFG Riverside facility.  We have received $0.1 million in storage services revenue from FreshRealm in the three months ended July 31, 2018. We have received $0.2 million in storage services revenue from FreshRealm in the nine months ended July 31, 2018.   For the three months ended July 31, 2018 and 2017, RFG has sold $3.6 million and $2.1 million of products to FreshRealm. For the nine months ended July 31, 2018 and 2017, RFG has sold $7.4 million and $5.1 million of products to FreshRealm.

The previous owners of RFG, one of which is currently an officer of Calavo, have a majority ownership of certain entities that provide various services to RFG, specifically LIG Partners, LLC and THNC, LLC.  One of RFG’s California operating facilities leases a building from LIG Partners, LLC (LIG) pursuant to an operating lease.  RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease.  See the following tables for the related party activity for the three and nine months ended July 31, 2018 and 2017:

	Three months ended July 31,
(in thousands)	2018	2017
Rent paid to LIG	$139	$138
Rent paid to THNC, LLC	$199	$199

	Nine months ended July 31,
(in thousands)	2018	2017
Rent paid to LIG	$417	$407
Rent paid to THNC, LLC	$597	$460

5.Other assets

Other assets consist of the following (in thousands):

	July 31,	October 31,
	2018	2017
Intangibles, net	$1,386	$2,226
Mexican IVA (i.e. value-added) taxes receivable	22,127	18,174
Infrastructure advance to Agricola Belher	200	400
Loan to FreshRealm members	—	315
Notes receivable from San Rafael	154	493
Other	1,168	1,183
	$25,035	$22,791

Intangible assets consist of the following (in thousands):

		July 31, 2018			October 31, 2017
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	8.0 years	$7,640	$(6,874)	$766	$7,640	$(6,181)	$1,459
Trade names	8.4 years	2,760	(2,639)	121	2,760	(2,529)	231
Trade secrets/recipes	9.3 years	630	(406)	224	630	(369)	261
Brand name intangibles	indefinite	275	—	275	275	—	275
Non-competition agreements	5.0 years	267	(267)	—	267	(267)	—
Intangibles, net		$11,572	$(10,186)	$1,386	$11,572	$(9,346)	$2,226

We anticipate recording amortization expense of approximately $0.3 million for the remainder of fiscal 2018, $0.7 million for fiscal year 2019, $0.1 million for fiscal year 2020, $0.1 million for fiscal year 2021, and $0.1 million for thereafter, through fiscal year 2023.

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

On January 2, 2018, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares).  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $85.90.  On January 2, 2019, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.5 million for the three months ended July 31, 2018.  The total recognized stock-based compensation expense for these grants was $1.1 million for the nine months ended July 31, 2018.

On December 18, 2017, our executive officers were granted a total of 25,241 restricted shares.  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $75.45.  These shares vest in one-third increments, on an annual basis, beginning December 18, 2018. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.2 million for the three months ended July 31, 2018.  The total recognized stock-based compensation expense for these grants was $0.4 million for the nine months ended July 31, 2018.

On October 31, 2017, a member of the management team at RFG resigned.  His unvested portion of restricted stock issued in December of 2016 and January of 2016 was forfeited. On January 25, 2018, in consideration of and in exchange for his forfeiture of restricted shares upon his resignation, the board of directors granted 10,788 shares of unrestricted stock, which immediately vested.  The closing price of our stock on such date was $87.10. We recorded for this grant $0.8 million of stock-based compensation expense in our fiscal first quarter of 2018.

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

A summary of restricted stock activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2017	103	$54.64
Vested	(56)	$54.27
Forfeited	(7)	$52.69
Granted	47	$80.20
Outstanding at July 31, 2018	87	$68.08	$8,023

The total recognized stock-based compensation expense for restricted stock was $0.9 million and $0.8 million for the three months ended July 31, 2018 and 2017. The total recognized stock-based compensation expense for restricted stock was $2.7 million and $2.3 million for the nine months ended July 31, 2018 and 2017.   Total unrecognized stock-based compensation expense totaled $3.9 million and $3.0 million as of July 31, 2018 and October 31, 2017, and will be amortized through fiscal year 2020.

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2017	7	$18.54
Exercised	(3)	$17.66
Outstanding at July 31, 2018	4	$19.20	$370
Exercisable at July 31, 2018	4	$19.20	$370

At July 31, 2018, outstanding and exercisable stock options had a weighted-average remaining contractual term of 1.6 years.  The total recognized and unrecognized stock-based compensation expense was insignificant for the three and nine months ended July 31, 2018.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2017	20	$40.07
Outstanding at July 31, 2018	20	$40.07	$1,049
Exercisable at July 31, 2018	12	$29.01	$762

At July 31, 2018, outstanding and exercisable stock options had a weighted-average remaining contractual term of 4.5 years.  The total recognized and unrecognized stock-based compensation expense was insignificant for the three and nine months ended July 31, 2018.

7.Other events

Dividend payment

On December 8, 2017, we paid a $0.95 per share dividend in the aggregate amount of $16.7 million to shareholders of record on November 17, 2017.

Litigation

We were a named defendant in two class action lawsuits filed in Superior state courts in California alleging violations of California wage-and-hour laws, failure to pay overtime, failure to pay for missed meal and rest periods, failure to provide accurate itemized wage statements, failure to pay all wages due at the time of termination or resignation, as well as statutory penalties for violation of the California Labor Code and Minimum Wage Order-2014.

In August 2017, the parties reached a tentative settlement of the case (pending court approval), whereby we agreed to pay $0.4 million to resolve the allegations and avoid further distraction that would result if the litigation continued. The Company recorded $0.4 million as a selling, general and administrative expense in the third quarter of fiscal 2017. In August 2018, the court approved the settlement, and we paid $0.4 million.

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

    Additionally, we also received notice from Mexico's Federal Tax Administration Service, Servicio de Administracion Tributaria (SAT), that our wholly-owned Mexican subsidiary, Calavo de Mexico, is currently under examination related to fiscal year 2013.  In January 2017, we received preliminary observations from SAT outlining certain proposed adjustments primarily related to intercompany funding deductions for services from certain vendors/suppliers and VAT. We provided a written rebuttal to these preliminary observation during our second fiscal quarter of 2017, which the SAT is in process of analyzing.  During our third fiscal quarter of 2017, we requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman), so that a full discussion of the case between us, the SAT and the PRODECON, as appropriate, can lead to a reconsideration of the SATs findings. During this meeting and discussion period, the statutory period that SAT had in order to issue the tax assessment was suspended.  During our first fiscal quarter of 2018, we had an initial meeting with officials from the SAT and the PRODECON, which led to a further exchange of supporting information and documentation. Although several meetings and discussions with the

PRODECON and the SAT were conducted during our fiscal third quarter, we were unable to materially resolve our case with the SAT through the PRODECON process.

    As a result, on July 12, 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.62 billion Mexican pesos related to Income Tax, Flat Rate Business Tax, and Value Added Tax, related to this fiscal 2013 tax audit.  Additionally, the tax authorities have determined an employee’s profit sharing liability totaling approximately $118 million Mexican pesos as well.

    We have consulted with both an internationally recognized tax advisor, as well as a global law firm with offices throughout Mexico, and we continue to believe this tax assessment is without merit.   In August 2018, we filed an administrative appeal on the 2013 Assessment.  The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities forcing the legal office within the SAT to rule on the matter.  This process preserves the taxpayer’s right to litigate in tax court if the administrative appeal process ends without a favorable or just resolution.  Here, CDM has appealed our case to the SAT’s central legal department in Mexico City.  Furthermore, in August 2018, we received a favorable ruling from the SAT’s central legal department in Mexico City on another tax matter (see footnote 11 regarding VAT refunds) indicating that they believe our legal interpretation is accurate on a matter that is also central to the 2013 Assessment.  We believe this recent ruling significantly undermines the 2013 Assessment we received in July 2018.

     We continue to believe that the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial position, results of operations and cash flows.

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

The following table sets forth our financial assets and liabilities as of July 31, 2018 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$47,121	-	-	$47,121
Total assets at fair value	$47,121	-	-	$47,121

(1)    The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock.  We currently own approximately 10% of Limoneira’s outstanding common stock.  These securities are measured at fair value using quoted market prices.  Limoneira’s stock price at July 31, 2018 and October 31, 2017 equaled $27.26 per share and $23.35 per share.  Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding gains arising during the three months ended July 31, 2018 and 2017 was $6.9 million and $3.6 million. Unrealized investment holding gains arising during the nine months ended July 31, 2018 and 2017 was $6.8 million and $5.3 million.

9.Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Three months ended July 31,
Avocados de Jalisco noncontrolling interest	2018	2017

Noncontrolling interest, beginning	$1,761	$923
Net income (loss) attributable to noncontrolling interest of Avocados de Jalisco	18	(14)
Noncontrolling interest, ending	$1,779	$909

	Nine months ended July 31,
Avocados de Jalisco noncontrolling interest	2018	2017

Noncontrolling interest, beginning	$1,016	$962
Noncash transfer of noncontrolling interest	1,001	—
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(238)	(53)
Noncontrolling interest, ending	$1,779	$909

10.Earnings per share

Basic and diluted net income per share is calculated as follows (data in thousands, except per share data):

	Three months ended July 31,		Nine months ended July 31,
	2018	2017	2018	2017
Numerator:
Net Income attributable to Calavo Growers, Inc.	$12,350	$8,810	$33,611	$27,004
Denominator:
Weighted average shares – Basic	17,481	17,428	17,475	17,412
Effect on dilutive securities – Restricted stock/options	100	116	92	95
Weighted average shares – Diluted	17,581	17,544	17,567	17,507
Net income per share attributable to Calavo Growers, Inc:
Basic	$0.71	$0.51	$1.92	$1.55
Diluted	$0.70	$0.50	$1.91	$1.54

11.Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance.  CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of July 31, 2018 and October 31, 2017, IVA receivables totaled $23.7 million and $19.5 million.  Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis.  Beginning in fiscal 2014 and continuing into fiscal 2018, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation.  Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations.  We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities.  Currently, we are in the process of collecting such balances through regular administrative processes, but certain amounts may ultimately need to be recovered via legal means.

During the first quarter of fiscal 2017, tax authorities informed us that their internal opinion, based on the information provided by the local SAT office in Uruapan, considers that CDM is not properly documented relative to its declared tax structure and therefore CDM cannot claim the refundable IVA balance.  CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes.  CDM decided to start an administrative appeal for the IVA related to the request of the months of July, August and September of 2015 (the “2015 Appeal”) in order to assert its argument that CDM is properly documented and to therefore change the SAT’s internal assessment.  In August 2018, we received a favorable ruling from the SAT’s central legal department in Mexico City on the 2015 Appeal indicating that they believe CDM’s legal interpretation of its declared tax structure is indeed accurate.  While favorable on this central matter of CDMs declared tax structure, the ruling, however, still does not recognize the taxpayers right to a full refund for the IVA related to the months of July, August and September 2015.  And therefore, CDM may need to file a substance-over-form annulment suit in the Federal Tax Court to recover its full refund for IVA over the subject period.

We believe that our operations in Mexico are properly documented.  Furthermore, our internationally recognized tax advisors believe that there are legal grounds to prevail in the Federal Tax Court and that therefore, the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts.  We will continue to monitor the collection of these receivables with our outside consultants.

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

13.  Variable Interest Entity

Based on the NMUPA and related Agreements, as described in Note 4, we reconsidered whether FreshRealm is a variable interest entity (“VIE”) as of July 31, 2018.  A VIE refers to a legal business structure in which an investor has a controlling interest in, despite not having a majority of voting rights; or a structure involving equity investors that do not have sufficient resources to support the ongoing operating needs of the business. Due primarily to FreshRealm utilizing substantially more debt to finance its activities, in addition to its existing equity, we believe that FreshRealm should be considered a VIE.  In evaluating whether we are the primary beneficiary of FreshRealm, we considered several factors, including whether we (a) have the power to direct the activities that most significantly impact FreshRealm’s economic performance and (b) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.  We were not the primary beneficiary of FreshRealm at July 31, 2018 because the nature of our involvement with the activities of FreshRealm does not give us the power to direct the activities that most significantly impact its economic performance.  Except as described in Note 4, we do not have a future obligation to fund losses or debts on behalf of FreshRealm.  We may, however, voluntarily contribute funds. In the accompanying statements of income, we have presented the income (loss) from unconsolidated entities, after the provision for income taxes for all periods presented.  Previously, we had included such amounts, totaling $0.5 million and $0.1 million (related primarily to Don Memo), for the three and nine month periods ended July 31, 2017, in other income, net.

We record the amount of our investment in FreshRealm, totaling $28.4 million at July 31, 2018, in “Investment in unconsolidated entities” on our Consolidated Condensed Balance Sheets and recognize losses in FreshRealm in “Income/(loss) in unconsolidated entities” on our Consolidated Condensed Statement of Income.

For the three months ended July 31, 2018, FreshRealm incurred losses totaling $7.1 million, of which we recorded $3.5 million of non-cash losses during our third fiscal quarter of 2018. Calavo has not recorded losses from FreshRealm since Impermanence invested in FreshRealm and Calavo deconsolidated FreshRealm in fiscal 2014, as FASB Accounting Standards Codification (“ASC”) 810, ASC 323, and ASC 970 mandate that the recognition of losses for an unconsolidated subsidiary be handled in a manner consistent with cash distributions upon liquidation of the entity when such distributions are different than the investors percentage ownership. Further, the current FreshRealm LLC operating agreement mandates that losses be recognized first by other investors (“non-option investors”) with positive capital accounts and then by Calavo (the only “option investor” to date) until all such capital accounts are reduced to zero.  During our third fiscal quarter of 2018, we estimated that all non-option investor capital accounts were reduced to zero and, as of July 31, 2018, we were the only investor with a remaining positive capital account balance.  As of July 31, 2018, our capital account balance was approximately $10.0 million.  Unless we opt to contribute additional funds (i.e. equity or debt), we estimate that our maximum exposure to loss from FreshRealm, as of July 31, 2018, is limited to our total investment balance of approximately $28.4 million, plus $12 million related to the debt Agreements, as described in Note 4.

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

Litigation

We were a named defendant in two class action lawsuits filed in Superior state courts in California alleging violations of California wage-and-hour laws, failure to pay overtime, failure to pay for missed meal and rest periods, failure to provide accurate itemized wage statements, failure to pay all wages due at the time of termination or resignation, as well as statutory penalties for violation of the California Labor Code and Minimum Wage Order-2014.

In August 2017, the parties reached a tentative settlement of the case (pending court approval), whereby we agreed to pay $0.4 million to resolve the allegations and avoid further distraction that would result if the litigation continued. The Company recorded $0.4 million as a selling, general and administrative expense in the third quarter of fiscal 2017. In August 2018, the court approved the settlement, and we paid $0.4 million.

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

    Additionally, we also received notice from Mexico's Federal Tax Administration Service, Servicio de Administracion Tributaria (SAT), that our wholly-owned Mexican subsidiary, Calavo de Mexico, is currently under examination related to fiscal year 2013.  In January 2017, we received preliminary observations from SAT outlining certain proposed adjustments primarily related to intercompany funding deductions for services from certain vendors/suppliers and VAT. We provided a written rebuttal to these preliminary observation during our second fiscal quarter of 2017, which the SAT is in process of analyzing.  During our third fiscal quarter of 2017, we requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman), so that a full discussion of the case between us, the SAT and the PRODECON, as appropriate, can lead to a reconsideration of the SATs findings. During this meeting and discussion period, the statutory period that SAT had in order to issue the tax assessment was suspended.  During our first fiscal quarter of 2018, we had an initial meeting with officials from the SAT and the PRODECON, which led to a further exchange of supporting information and documentation. Although several meetings and discussions with the PRODECON and the SAT were conducted during our fiscal third quarter, we were unable to materially resolve our case with the SAT through the PRODECON process.

    As a result, on July 12, 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.62 billion Mexican pesos related to Income Tax, Flat Rate Business Tax, and Value Added Tax, related to this fiscal 2013 tax audit.  Additionally, the tax authorities have determined an employee’s profit sharing liability totaling approximately $118 million Mexican pesos as well.

    We have consulted with both an internationally recognized tax advisor, as well as a global law firm with offices throughout Mexico, and we continue to believe this tax assessment is without merit.   In August 2018, we filed an administrative appeal on the 2013 Assessment.  The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities forcing the legal office within the SAT to rule on the matter.  This process preserves the taxpayer’s right to litigate in tax court if the administrative appeal process ends without a favorable or just resolution.  Here, CDM has appealed our case to the SAT’s central legal department in Mexico City.  Furthermore, in August 2018, we received a favorable ruling from the SAT’s central legal department in Mexico City on another tax matter (see footnote 11 regarding VAT refunds) indicating that they believe our legal interpretation is accurate on a matter that is also central to the 2013 Assessment.  We believe this recent ruling significantly undermines the 2013 Assessment we received in July 2018.

     We continue to believe that the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial position, results of operations and cash flows.

Net Sales

The following table summarizes our net sales by business segment for each of the three and nine months ended July 31, 2018 and 2017:

	Three months ended July 31,			Nine months ended July 31,
	2018	Change	2017	2018	Change	2017

Net sales:
Fresh products	$149,834	(11.3)%	$168,919	$410,554	(6.0)%	$436,601
Calavo Foods	25,340	25.1%	20,251	66,290	23.0%	53,876
RFG	121,245	7.8%	112,475	331,908	7.8%	307,884
Total net sales	$296,419	(1.7)%	$301,645	$808,752	1.3%	$798,361

As a percentage of net sales:
Fresh products	50.5%		56.0%	50.8%		54.7%
Calavo Foods	8.6%		6.7%	8.2%		6.7%
RFG	40.9%		37.3%	41.0%		38.6%
	100.0%		100.0%	100.0%		100.0%

Summary

Net sales for the three months ended July 31, 2018, compared to the corresponding period in fiscal 2017, decreased by $5.2 million, or approximately 2%. The decrease in sales, when compared to the same corresponding prior year periods, was primarily related to the decline in the Fresh products segment, partially offset by gains in Calavo Foods and RFG. Net sales for the nine months ended July 31, 2018, compared to the corresponding period in fiscal 2017, increased by $10.4 million, or approximately 1%. The increase in sales, when compared to the same corresponding prior year periods, was primarily related to the growth in the Calavo Foods and RFG segments, partially offset by a decline in the Fresh products segment.

For both the quarter and the nine months ended July 31, 2018, Calavo Foods had our largest percentage increases in sales, followed by our RFG segment. Our Fresh product segment decreased, as shown above. The increase in Calavo Foods sales was due primarily to increased sales of our prepared avocado products, which was partially offset by decreased sales of salsa products. The increase in RFG sales was due primarily to increased sales from fresh prepared food, fresh-cut fruit and vegetable products. The decrease in Fresh products sales was due primarily to decreased sales of avocados.  See discussion below for further details.

All three segments of our business are subject to seasonal trends which can impact the volume and/or quality of fruit sourced in any particular quarter.  All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Third Quarter 2018 vs. Third Quarter 2017

Net sales delivered by the Fresh products business decreased by approximately $19.1 million, or 11%, for the third quarter of fiscal 2018, when compared to the same period for fiscal 2017.  This decrease in Fresh product sales during the third quarter of fiscal 2018 was primarily related to decreased sales of avocados and tomatoes, as higher volumes were offset by lower sales prices.

Sales of avocados decreased $19.6 million, or 12%, for the third quarter of 2018, when compared to the same prior year period.  This decrease in avocado sales was primarily due to a 26% decrease in the average sales price per carton. We attribute much of this change in price to a higher overall supply of avocados in the market during the third quarter of fiscal 2018. The decrease in sales price was partially offset by a 15.6 million pound, or 18%, increase in the volume of avocados sold during the quarter.

Sales of tomatoes decreased to $6.0 million for the third quarter of fiscal 2018, compared to $6.2 million for the same period for fiscal 2017.  The decrease in sales for tomatoes is primarily due to a 25% decrease in the average sales price per carton, which was partially offset by an approximately 29% increase in the volume of cartons sold.

Nine Months Ended 2018 vs. Nine Months Ended 2017

Net sales delivered by the Fresh products business decreased by approximately $26.0 million, or 6.0%, for the nine months ended 2018, when compared to the same period for fiscal 2017.  This decrease in Fresh product sales during the nine months ended 2018 was primarily related to decreased sales of avocados, partially offset by increased sales of tomatoes.

Sales of avocados decreased $31.2 million, or 8%, for the nine months ended July 31, 2018, when compared to the same prior year period. This decrease in avocado sales was primarily due to a 17% decrease in the average sales price per carton, partially offset by a 27.1 million pound, or a 11%  increase in the volume of avocados sold during the year.

Sales of tomatoes increased to $25.4 million for the nine months ended July 31, 2018, compared to $22.3 million for the same period for fiscal 2017.  The increase in sales for tomatoes is primarily due to an approximately 13% increase in the average sales price per carton.

Calavo Foods

Third Quarter 2018 vs. Third Quarter 2017

Sales for Calavo Foods for the quarter ended July 31, 2018, when compared to the same period for fiscal 2017, increased $5.1 million, or 25%.  Sales of prepared avocado products increased by approximately $5.2 million, or 27%, for the quarter ended July 31, 2018, when compared to the same prior year period. This increase was the result of both an increase in the total volume of pounds sold and an increase in the average sales price per pound.  Sales of salsa products decreased by $0.1 million during in the quarter.

Nine Months Ended 2018 vs. Nine Months Ended 2017

Sales for Calavo Foods for the nine months ended July 31, 2018, when compared to the same period for fiscal 2017, increased $12.4 million, or 23%.  Sales of prepared avocado products increased by approximately $13.0 million, or 25%, for the nine months ended July 31, 2018, when compared to the same prior year period, resulting from increases in both the average sales price per pound and the total volume of pounds sold. Partially offsetting this gain were sales of salsa products, which decreased by approximately $0.6 million during the year.

RFG

Third Quarter 2018 vs. Third Quarter 2017

Sales for RFG for the quarter ended July 31, 2018, when compared to the same period for fiscal 2017, increased $8.8 million, or 8%.  The overall increase in sales is primarily due to higher sales volume from expanded retail partnerships in multiple geographies, most notably in a few regions in which the Company has added production capacity.

Nine Months Ended 2018 vs. Nine Months Ended 2017

Sales for RFG for the nine months ended July 31, 2018, when compared to the same period for fiscal 2017, increased $24.0 million, or 8%.  The overall increase in sales is primarily due to higher sales volume from expanded retail partnerships in multiple geographies, most notably in a few regions in which the Company has added production capacity.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three and nine months ended July 31, 2018 and 2017:

	Three months ended July 31,			Nine months ended July 31,
	2018	Change	2017	2018	Change	2017

Gross Profit:
Fresh products	$14,931	(11.9)%	$16,948	$44,308	(8.8)%	$48,596
Calavo Foods	8,141	656.6%	1,076	21,668	84.1%	11,768
RFG	9,998	46.4%	6,828	25,373	11.9%	22,665
Total gross profit	$33,070	33.1%	$24,852	$91,349	10.0%	$83,029

Gross profit percentages:
Fresh products	10.0%		10.0%	10.8%		11.1%
Calavo Foods	32.1%		5.3%	32.7%		21.8%
RFG	8.2%		6.1%	7.6%		7.4%
Consolidated	11.2%		8.2%	11.3%		10.4%

Summary

Our cost of goods sold consists predominantly of ingredient costs (primarily fruit and other whole foods), packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Gross profit increased by approximately $8.2 million, or 33%, for the third quarter of fiscal 2018, when compared to the same period for fiscal 2017. The increase was primarily attributable to gross profit increases in our Calavo Foods and RFG segments, partially offset by a decrease in the Fresh products segment. Gross profit increased by approximately $8.3 million, or 10%, for the nine months ended July 31, 2018, when compared to the same period for fiscal 2017. The increase was primarily attributable to gross profit increases in our Calavo Foods and RFG segments, partially offset by a decrease in the Fresh products segment.

Fresh products

During our three months ended July 31, 2018, as compared to the same prior year period, the decrease in our Fresh products segment gross profit percentage was the result of decreased profit for avocados and tomatoes. For the third quarter ended July 31, 2018, compared to the same prior year period, the gross profit percentage for avocados decreased to 9.7% in 2018 from 10.0% in 2017.  The decrease was primarily related to the unusual market supply conditions experienced during the third quarter last year, as our level of profitability in the third quarter of 2018 was strong in comparison to most other historical periods.  Freight costs also increased compared to last year’s third quarter.  Partially offsetting this decrease in profitability, the U.S. Dollar to Mexican Peso exchange rate was stronger in the third quarter 2018, when compared to the same prior year period.  Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profits for our Fresh products segment.

For the three months ended July 31, 2018, we generated gross profit of $0.6 million from tomato sales, down from $0.7 million in the corresponding prior year period.  The decrease in tomato gross profit was due primarily to the year-over-year reduction in sales described in more detail earlier.

During our nine months ended July 31, 2018, as compared to the same prior year period, the decrease in our Fresh products segment gross profit percentage was the result of decreased profit for avocados, partially offset by an increase in tomatoes. For the nine months ended July 31, 2018, compared to the same prior year period, the gross profit percentage for avocados decreased to 10.7% in 2018 from 11.4% in 2017.  The decrease during the nine months of 2018 was primarily related to the unusual market supply conditions experienced last year and higher year-over-year freight costs.  In addition, the U.S. Dollar to Mexican Peso exchange rate was weaker in the first nine months of fiscal 2018, when compared to the same prior year period.  Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profits for our Fresh products segment.

For the nine months ended July 31, 2018 we generated gross profit of $2.7 million from tomato sales, up from $2.0 million in the corresponding prior year period.  The increase in tomato gross profit was due primarily to the year-over-year increase in sales described in more detail earlier.

Calavo Foods

Calavo Foods gross profit percentage increased to 32.1% and 32.7% of net sales, during our three and nine months ended July 31, 2018 compared to 5.3% and 21.8% during the same prior year periods. The increase in Calavo Foods gross profit percentage was due primarily to increased gross profit of our prepared avocado products. The increase in gross profit and margin for our prepared avocado products was primarily due to higher sales, as well as fruit costs that, while higher than in the second quarter, was below last year’s third quarter’s record-high fruit prices.  Note that any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Calavo Foods segments.

RFG

RFG’s gross profit percentage for the quarter ended July 31, 2018 was 8.2%, compared to 6.1% in the same prior year period. RFG’s gross profit percentage for the nine months ended July 31, 2018 was 7.6%, compared to 7.4% in the same prior year period. The gross profit improvement in the three and nine months ended July 31, 2018, was due primarily to manufacturing efficiencies generated across the segment’s manufacturing footprint, as well as lower raw material costs.

Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
	2018	Change	2017	2018	Change	2017
	(Dollars in thousands)			(Dollars in thousands)
Selling, general and administrative	$13,893	9.4%	$12,698	$42,285	0.8%	$41,950
Percentage of net sales	4.7%		4.2%	5.2%		5.3%

         Selling, general and administrative expenses of $13.9 million for the three months ended July 31, 2018 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs.  Selling, general and administrative expenses increased $1.2 million, or 9.4%, for the three months ended July 31, 2018, when compared to the same period for fiscal 2017. This increase was primarily related to an increase in accrued management bonuses (approximately $1.2 million) and an increase in salaries (approximately $0.4 million).  Partially offsetting this increase was a decrease of legal fees (approximately $0.6 million) for the three months ended July 31, 2018, when compared to the same period for fiscal 2017.

Selling, general and administrative expenses of $42.3 million for the nine months ended July 31, 2018 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs, as well as $0.9 million of management transition related expenses. Selling, general and administrative expenses increased $0.3 million, or 0.8%, for the nine months ended July 31, 2018, when compared to the same period for fiscal 2017. This increase was primarily related to an approximately $2.8 million increase in salaries and benefits ($1.6 million of costs related to the vesting of stock grants earned by certain members of the senior management team over the past three fiscal years, as well as $1.2 million due in part to higher headcount). Partially offsetting this increase was a decrease in bad debt (approximately $1.2 million), a decrease in accrued management bonuses (approximately $0.7 million) and a decrease in legal fees (approximately $0.5 million) for the nine months ended July 31, 2018, when compared to the same period for fiscal 2017.

Income (loss) from unconsolidated entities

	Three months ended July 31,			Nine months ended July 31,
	2018	Change	2017	2018	Change	2017
	(Dollars in thousands)			(Dollars in thousands)
Income (loss) from unconsolidated entities	$(3,677)	(847.4)%	$492	$(3,399)	(3,876.7)%	$90

Income (loss) from unconsolidated entities includes our allocation of earnings or losses from our investments in FreshRealm, LLC (FreshRealm) and Agricola Don Memo, S.A. de S.V. (Don Memo).

For the three months ended July 31, 2018 and 2017, we recognized $0.2 million of losses and $0.5 in income related to Don Memo.  For the nine months ended July 31, 2018 and 2017, we recognized $0.1 million of losses and $0.1 in income related to Don Memo.

For the three and nine months ended July 31, 2018, we recognized $3.5 million of losses related to FreshRealm.  While we are unable to determine with certainty the future operating results of FreshRealm and future non-Calavo investments, if any, we anticipate recording additional non-cash losses from FreshRealm during our fourth quarter of fiscal 2018.  See Note 4 and 13 in our consolidated financial statements for more information.

Provision for Income Taxes

	Three months ended July 31,			Nine months ended July 31,
	2018	Change	2017	2018	Change	2017

Provision for income taxes	$3,403	(8.5)%	$3,719	$12,469	(10.2)%	$13,883
Effective tax rate	21.6%		29.7%	27.2%		34.0%

Our tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. In the first quarter of fiscal 2018, we recorded $1.7 million in one-time, non-cash charges related to the revaluation of our net deferred tax assets (approx. $1.4 million) and the transition tax on the deemed repatriation of foreign earnings (approx. $0.3 million). In addition, we recorded an income tax benefit of approximately $0.4 million and $0.3 million for the first quarters ended in fiscal 2018 and 2017, pursuant to ASU 2016-09, Improvements to Employee Share-based Payment Accounting.  We recognize the effects of tax legislation in the period in which the law is enacted. Our deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse Based on the Tax Act and a change accelerating certain tax deductions on our 2017 federal tax return, we recorded $0.8 million of a tax benefit as a discrete item during our third fiscal quarter of 2018.  Additionally, we also recorded approximately $0.2 million of tax expense related to return to provision differences upon the filing of the 2017 tax return during our third fiscal quarter of 2018.

Liquidity and Capital Resources

Cash provided by operating activities was $40.0 million for the nine months ended July 31, 2018, compared to cash provided by operations of $41.2 million for the similar period in fiscal 2017.  Operating cash flows for the nine months ended July 31, 2018 reflect our net income of $33.4 million, non-cash activities (depreciation and amortization, stock compensation expense, deferred taxes, (loss) income from unconsolidated entities and gain on the disposal of fixed assets) of $20.3 million and a net decrease in the non-cash components of our operating capital of approximately $13.7 million.

The working capital decrease includes a net decrease in accounts payable and accrued expenses of $8.7 million, an increase in inventory of $5.0 million, an increase in accounts receivable of $3.6 million, an increase in other assets of $3.2 million, an increase in advances to suppliers of $0.8 million and an increase in prepaid expenses and other current assets of $0.2 million, partially offset by an increase in payable to growers of $5.5 million, a decrease in income taxes receivable of $1.4 million and an increase in income taxes payable of $0.9 million.

The decrease in accounts payable and accrued expenses is primarily related to a decrease in our payables related to RFG . The increase in inventory is primarily related to an increase in the volume of avocados on hand at July 31, 2018 when compared to October 31, 2017. Inventory volumes also increased in both our Foods and RFG segments.  The increase in our accounts receivable, as of July 31, 2018 when compared to October 31, 2017, primarily reflects higher sales recorded in the month of July 2018, as compared to October 2017. The increase in other assets is due to an increase in Mexican IVA tax receivable (see Note 11 to our consolidated condensed financial statements). The increase in advances to suppliers primarily reflects more pre-season advances outstanding to our tomato growers in July 2018, compared to October 2017. The increase in payable to growers primarily reflects an increase in our Mexican and Californian avocado grower liability due primarily to higher volumes.  The decrease in income taxes receivable and the increase in income taxes payable is primarily related to the taxes on current year earnings and the change in the tax rate due to the passage of the Tax Cuts and Jobs Act legislation that passed December 22, 2017.

Cash used in investing activities was $14.7 million for the nine months ended July 31, 2018, which primarily related to property, plant and equipment purchases of $11.5 million and an investment of $3.5 million into FreshRealm, partially offset by proceeds received from the repayment of the San Rafael note of $0.3 million. For the nine months ended July 31, 2017, cash used for investing activities was $48.5 million, which primarily related to expansion projects for RFG segment (including more than $19 million for the purchase of the new Riverside plant) and for the Fresh segment, and investments in FreshRealm of $7.2 million and Don Memo of $0.5 million, partially offset by proceeds received from the repayment of the San Rafael note of $0.3 million

Cash used by financing activities was $29.9 million for the nine months ended July 31, 2018, which related principally to the payment of our $16.7 million dividend,  payments on our credit facilities totaling $12.0 million, and the payment of minimum withholding taxes on net share settlement of equity awards of $1.2 million.  For the nine months ended July 31, 2017, cash from financing activities was $2.3 million, which related principally to receipts on our credit facilities totaling $19.0 million, partially offset by the payment of our $15.7 million dividend and for the purchase of the noncontrolling interest of Salsa Lisa of $1.0 million.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing Credit Facility.  Cash and cash equivalents as of July 31, 2018 and October 31, 2017 totaled $2.0 million and $6.6 million. Our working capital at July 31, 2018 was $40.1 million, compared to $3.7 million at October 31, 2017.

We believe that cash flows from operations and the available Credit Facility will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for at least the next twelve months.  We will continue to evaluate grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel growth in each of our business segments.  We have a revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West, as joint lead arranger. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases.  Total credit available under this agreement is $80 million, and will expire in June 2021. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our current credit agreement the weighted-average interest rate was 3.0% and 2.2% at July 31, 2018 and October 31, 2017.  Under these credit facilities, we had $8.0 million and $20.0 million outstanding as July 31, 2018 and October 31, 2017.

    This Credit Facility contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all such covenants at July 31, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations.  All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes.  The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2018.

(All amounts in thousands)	Expected maturity date July 31,
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$2,029	$—	$—	$—	$—	$—	$2,029	$2,029
Accounts receivable (1)	73,412	—	—	—	—	—	73,412	73,412

Liabilities
Payable to growers (1)	$22,025	$—	$—	$—	$—	$—	$22,025	$22,025
Accounts payable (1)	16,338	—	—	—	—	—	16,338	16,338
Current borrowings pursuant to credit facilities (1)	8,000	—	—	—	—	—	8,000	8,000
Fixed-rate long-term obligations (2)	118	122	122	106	—	—	468	485

(1)

We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)

Fixed-rate long-term obligations bear interest rates ranging from 4.0% to 4.3% with a weighted-average interest rate of 4.2%.  We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $10,000.

We were not a party to any derivative instruments during the fiscal year.  It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican affiliates transact business primarily in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy the domestic cash needs of our Mexican affiliates. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates.  Management does, however, evaluate this opportunity from time to time. Total foreign currency transaction gains for the three months ended July 31, 2018 and 2017, net of losses, was $0.1 million and $0.4 million. Total foreign currency transaction losses for the nine months ended July 31, 2018 and 2017, net of gains, was $0.2 million and $0.1 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

10.1	FreshRealm, LLC, Sixth Amended and Restated Limited Liability Company Agreement.
10.2	First Amendment to FreshRealm, LLC, Sixth Amended and Restated Limited Liability Company Agreement.
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of July 31, 2018 and October 31, 2017; (2) Consolidated Condensed Statements of Income for the three and nine months ended July 31, 2018 and 2017; (3) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended July 31, 2018 and 2017; (4) Consolidated Condensed Statements of Cash Flows for the three and nine months ended July 31, 2018 and 2017; and (5) Notes to Unaudited Condensed Consolidated Financial Statements.

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	FreshRealm, LLC, Sixth Amended and Restated Limited Liability Company Agreement.
10.2	First Amendment to FreshRealm, LLC, Sixth Amended and Restated Limited Liability Company Agreement.
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of July 31, 2018 and October 31, 2017; (2) Consolidated Condensed Statements of Income for the three and nine months ended July 31, 2018 and 2017; (3) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended July 31, 2018 and 2017; (4) Consolidated Condensed Statements of Cash Flows for the three and nine months ended July 31, 2018 and 2017; and (5) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ar
Calavo Growers, Inc.
(Registrant)

Date: September 4, 2018
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, President, and
Chief Executive Officer
(Principal Executive Officer)

Date: September 4, 2018
	By	/s/ B. John Lindeman
B. John Lindeman
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)