Form 10-K
period 2018-10-31
CALAVO GROWERS INC
filed 2018-12-20
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

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

Yes [ ]  No [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant's Common Stock held by non-affiliates on April 30, 2018 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $1.5 billion.  Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The number of outstanding shares of the Registrant's Common Stock as of November 30, 2018 was 17,566,984.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders, which we intend to hold on April 24, 2019 are incorporated by reference into Part III of this Form 10-K.  The definitive Proxy Statement will be filed within 120 days after October 31, 2018.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo Growers, Inc. and its consolidated subsidiaries (Calavo, the Company, we, us or our) may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, gross profit, expenses, income (loss) from unconsolidated entities, earnings, earnings per share, tax provisions, cash flows, currency exchange rates, the impact of acquisitions or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration (including information technology systems integration) plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance, whether attributable to Calavo or any of its unconsolidated entities; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic trends and events; the competitive pressures faced by Calavo's businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs; integration and other risks associated with business combinations; the hiring and retention of key employees; the resolution of pending investigations, legal claims and tax disputes; and other risks that are described herein, including, but not limited to, the items discussed in "Risk Factors" in Item 1A of this report, and that are otherwise described or updated from time to time in Calavo's Securities and Exchange Commission reports. Calavo assumes no obligation to update these forward-looking statements.

.

PART I

Item 1. Business

General development of the business

Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and an expanding provider of value-added fresh food.  Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers on a worldwide basis.  We procure avocados from California, Mexico and other growing regions around the world.  Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) create, process and package guacamole and salsa and (iii) create, process and package a portfolio of healthy fresh foods including fresh-cut fruit, fresh-cut vegetables, and prepared foods. We distribute our products both domestically and internationally and report our operations in three different business segments:  Fresh products, Calavo Foods and Renaissance Food Group (RFG).  See Note 10 in our consolidated financial statements for further information about our business segments.  Our principal executive offices are located at 1141-A Cummings Road, Santa Paula, California 93060; telephone (805) 525-1245.

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

In August 2015, we entered into a Shareholder’s Agreement with various partners and created Avocados de Jalisco, S.A.P.I. de C.V. (Avocados de Jalisco).  Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados.  This entity is approximately 83% owned by Calavo and is consolidated in our financial statements.  Avocados de Jalisco built a new packinghouse located in Jalisco, Mexico which commenced operations in the fiscal third quarter of 2017.

In fiscal 2016, we expanded and refurbished our plant facilities in Houston, TX and Jacksonville, FL to add additional capacity and in-plant capabilities. We invested approximately $7.3 million into the Houston facility and $19.4 million into the Jacksonville facility.

On November 1, 2016, we acquired certain real property, consisting of land, a refrigerated building and select production and office equipment located at 1730 Eastridge Avenue, Riverside, California from Fresh Foods, LLC for total consideration of approximately $19.4 million.  We intend to operate the refrigerated facility as part of our network of United States Department of Agriculture (USDA) and organic certified fresh food facilities.

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

Fresh products

Calavo was founded in 1924 to market California avocados.  We now sell avocados sourced from a variety of locations (including but not limited to California, Mexico, and Peru) to a diverse group of retail grocers, foodservice operators, club stores, mass merchandisers, food distributors and wholesalers, under the Calavo family of brand labels, as well as private labels.  Many of our customers desire consistent year round supply across multiple sourcing locations, the ability to receive just-in-time deliveries at their desired level of ripeness and a variety of packaging and display options.  In our judgement, these factors benefit large handlers like us, which have the ability to cultivate a variety of diverse sourcing relationships and the value-added distribution infrastructure to meet the needs of these large nationwide accounts. We believe we have developed strong, long-term relationships with our customers that provide a solid base for our business.

The Hass variety is the predominant avocado variety marketed on a worldwide basis.  In California, the growing area stretches from San Diego County to Monterey County, with the majority of the growing areas located approximately 100 miles north and south of Los Angeles County.  Generally, California grown Hass avocados are available year-round, with peak production periods occurring from April through August.  In Mexico, we procure fruit from the growing regions of Michoacán and Jalisco.  The Mexican avocado harvest is year-round (though generally most significant from September to June in Michoacán and from June to January for Jalisco). Other significant harvest areas from which we have sourced, avocados include Peru and Colombia.  The storage life of fresh avocados (once picked from the tree) is limited, typically ranging from one to four weeks depending upon the maturity of the fruit, the growing methods used, and the handling conditions in the distribution chain including the utilization of controlled atmosphere for imports and exports by sea.

Avocados delivered to our packinghouses are graded, sized, packed and cooled. The actual size and timing of the delivery of the annual avocado crop, has a substantial impact on both our costs and the sales price we receive for the fruit. To that end, our field personnel maintain direct contact with growers and farm managers and coordinate harvest plans. The feedback from our field-managers is used by our sales department to prepare sales plans used by our direct sales force.  The process by which avocados are purchased from growers differs slightly across our different sourcing regions.  In California, avocado growers are provided daily field quotes, on a per pound basis, for most fruit.  These quotes are based on the variety, size, and grade of California avocados and are calculated based on our expectations of how much we believe we will sell the fruit for, less our anticipated costs and our desired margin. Ultimately, we pay/settle with our California growers once a month.  The purchase price we pay for fruit acquired from Mexican growers is generally negotiated for substantially all the fruit in a particular grove, by bloom.  The Mexican avocado crop will typically have three to four blooms in a single year. Once a purchase price is tentatively agreed to, the fruit is then harvested and delivered to our packinghouses located in Mexico. We also purchase fruit directly from third-party Mexican packers as a supplemental source and that fruit is packed to our standards for shipment to either our customers’ or our operating facilities. Peruvian and Colombian avocados are primarily handled on a consignment basis, in which the price we pay for the fruit is usually calculated as a percentage of the net selling price less certain charges for distribution and value-added services.

Apart from the cost of fruit and freight costs, which are generally passed on to our customer, significant portions of our avocado handling costs are fixed. As a result, significant fluctuations in the volume of avocados delivered have a considerable impact on the per pound packing costs of avocados we handle. Generally, larger crops will result in a lower per pound handling cost. As a result of our investment in packinghouse equipment, distribution centers with value-added ripening and packing capabilities and personnel, we believe that our cost structure is geared to optimally handle larger avocado crops. We believe that our continued success in marketing avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices, and keeping the handling costs low as we ship avocados to our packinghouses and distribution centers. We are subject to USDA, Mexican Secretary of Agriculture, Livestock, Rural Development, Fisheries and Food/Plant Protection (SAGARPA) and other regulatory inspections to ensure the safety and the quality of the fruit being delivered.

We have also developed a series of value-added programs that are designed to differentiate our products and services from those offered by our competitors.  Some of these key programs are as follows:

•

Value-Added Ripening: We continue to have success with our avocado ripening programs, including our ProRipeVIP™ program.  Retailers are continually demanding their avocados meet strict quality and ripeness specifications and we believe that our nationwide ripening infrastructure using the latest technology and experienced avocado handling workforce best position us to service those customers.  From preconditioned avocados with three-day shelf life to “Stage 5 – Ripe Now!®” which are ready-to-eat and perfect for guacamole, this proprietary program allows us to deliver avocados, evenly ripened to any customers’ specifications.  We believe that ripened avocados help our customers address the consumers' immediate needs and accelerate the sale of avocados through their stores.

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

The avocado market is highly competitive with over one hundred U.S. avocado marketers and/or importers, such as Calavo, seeking to source avocados from more than 25,000 independent, USDA certified growers worldwide. Based on the information we have from various industry sources, we believe that Calavo is consistently among the largest avocado marketers in the United States (US) from a volume, sales and profitability perspective.  We attribute our solid position as one of the top avocado distributors to the competitiveness of the per pound returns we pay and the communication and service we maintain with our growers.  In addition, we believe our diversified, product assortment, consistent product quality and value-added programs provide us with a competitive advantage in servicing retail and foodservice customers.

Our Fresh products business segment also markets and distributes select other perishable food products, such as tomatoes and papayas (Other Fresh Products).  Tomatoes are primarily handled on a consigned basis, while papayas are handled on a pooling basis, generally at a fixed fee per papaya delivered.  Sales of our Other Fresh Products generally experience fluctuations related to seasonality.  We believe our efforts in distributing our other various types of fruit complement our offerings of avocados.

Calavo Foods

The Calavo Foods segment was originally conceived as a mechanism to stabilize the price of California avocados by reducing the volume of fresh, whole avocados available to the marketplace.  In the 1960s and early 1970s, we pioneered the process of freezing avocado pulp and developed a wide variety of guacamole recipes to address the diverse tastes of consumers and buyers in both the retail and foodservice industries.  One of the key benefits of frozen products is their relatively longer shelf-life.  With the introduction of low cost processed products delivered from Mexican based processors and the growing customer demand for more prepared avocado products, we shifted the fruit procurement and pulp processing functions of our Calavo Foods segment to Mexico.

We utilize ultra-high pressure technology equipment, which is designed to protect and safeguard foods without the need of preservatives, on all of our prepared avocado and guacamole products.  This procedure substantially destroys the cells of any bacteria that could lead to spoilage, food safety, or oxidation issues, without affecting the taste profile of the finished product.  Once the procedure is complete, our packaged guacamole can be frozen to ensure a longer shelf-life or shipped fresh to various retail, club, and foodservice customers throughout the markets we service in the U.S and abroad.  While the overwhelming majority of our Calavo Foods products are produced in our Uruapan, Mexico production facility, we also often utilize high-quality co-packers (using similar ultra-high pressure technology) from time-to-time, to produce several of our retail and foodservice products. Co-packers are required to source from USDA certified growers, and comply will all local and U.S. rules and regulations.

For fiscal 2019, we believe our capacity will be sufficient for our expected growth due to a combination of production-enhancing initiatives at our facility and the further development of our network of co-packers.  Net sales of our fresh, refrigerated (non-frozen) products, typically sold to retail customers, represented approximately 59% and 53% of total guacamole sales within the Calavo Foods segment for the years ended October 31, 2018 and 2017.

Sales in the U.S. and Canada are made principally through a commissioned nationwide broker network, which is supported by our regional sales managers.  We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, strategically located warehouses, and market relationships.

RFG

Acquired in June of 2011, Renaissance Food Group is a leader in the fast-growing refrigerated fresh packaged foods category.  RFG creates, markets, and distributes nationally a portfolio of healthy, high quality fresh packaged food products for consumers via the retail channel, including national and regional supermarkets, club stores, mass merchandisers, convenience stores, and specialty/natural retailers.  As a leader in refrigerated fresh packaged foods, RFG utilizes a network of company-operated and independently-operated USDA and organic certified fresh food facilities strategically located across the U.S.  These facilities allow RFG to offer national retailers high quality, refrigerated fresh foods that can be delivered within hours from time of production.  Consumer demand is high for quality refrigerated fresh packaged foods and RFG’s speed to market, product innovation and broad product portfolio position the Company well to serve retailers addressing this consumer trend.  RFG products include fresh-cut fruit and vegetables, fresh prepared entrée salads, wraps, sandwiches and fresh snacking products, as well as ready-to-heat entrees and other hot bar and various deli items, meals kits and related components and salad kits.  RFG products are marketed under the Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials brands, as well as store-brand, private label programs. Backed by Calavo’s resources, the business unit continues to expand its footprint in the retail grocery channel.

Sales and Other Financial Information by Business Segment and Product Category

Sales and other financial information by business segment are provided in Note 10 to our consolidated financial statements that are included in this Annual Report.

Customers

     We sell to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesale customers.  Our top ten customers accounted for approximately 59%, 59% and 52% of our consolidated net sales in fiscal years 2018, 2017 and 2016, respectively. Sales to our largest customer, Kroger (including its affiliates),  represented approximately 20%, 19%, and 17% of net sales in each of fiscal years 2018, 2017, and 2016.  Additionally, Wal-Mart (including its affiliates) represented approximately 10% of net sales in fiscal year 2018.  No other single customer accounted for more than 10% of our net sales in any of the last three fiscal years.

Patents and Trademarks

Our trademarks include the Calavo and RFG brand name and related logos.  We also utilize the following trademarks in conducting our business: Avo Fresco, Bueno, Calavo Gold, Calavo Salsa Lisa, Salsa Lisa, Celebrate the Taste, El Dorado, Fresh Ripe, Select, Taste of Paradise, The First Name in Avocados, Tico, Mfresh, Maui Fresh International, Triggered Avocados, ProRipeVIP™, RIPE NOW!, Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials.

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

Research and Development

Our research and development for new and improved products which is driven by customer requests, changes in product specifications, customer and market research and/or innovative ideas generated by our own team of experts with food processing and culinary backgrounds.  We solicit customer and supplier input, review process and product trends and conduct sensory and shelf life testing, all to expand the category and drive new sales for our customers.  Research and development costs are charged to expense when incurred.  Total research and development costs for fiscal years 2018, 2017 and 2016 were less than $0.1 million.

Compliance with Government Regulations

As a manufacturer and marketer of consumable products, our operations are subject to extensive regulation by various federal government agencies, including the Food and Drug Administration (FDA), the USDA and the Federal Trade Commission (FTC), as well as state and local agencies, with respect to production processes, product attributes, packaging, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for safety, purity and labeling.  In addition, advertising of our products is subject to regulation by the FTC, and our operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act (OSHA).  Our manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities, including the California State Department of Food and Agriculture (CFDA), which oversees weights & measures compliance at our California packinghouses. All of our US facilities are also in compliance the FDA’s Food Safety Modernization Act (FSMA). In addition, our operations in Mexico are subject to Mexican regulations through the SAGARPA.

As a large importer of perishable products in the US, Calavo was an early adopter of the U.S. Customs & Border Protection’s C-TPAT certification programs for monitoring and expediting all imports to the US.

Certain agricultural commodities sold by Calavo are subject to additional specific government acts or regulations, including the Hass Avocado Promotion, Research and Information Act of 2000 for our avocados and the federal suspension agreement guidelines which govern tomato imports to the US.

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

Employees

As of October 31, 2018, we had 2,979 employees, of which 1,241 were located in the United States and 1,738 were located in Mexico.  We do not have a significant number of United States employees covered by a collective bargaining agreement.  Approximately 1,500 of Calavo's Mexican employees are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage.

The following is a summary of the number of "salaried" and "hourly" employees as of October 31, 2018.

Location	Salaried	Hourly	Total
United States	314	927	1,241
Mexico	198	1,540	1,738
TOTAL	512	2,467	2,979

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

We rely on co-packers for a portion of our production needs.

We utilize high-quality co-packers to produce a portion of our retail and foodservice products.  If we are unable to utilize quality co-packers effectively, we may not be able to meet our production needs for our expected growth. We closely monitor and audit the quality of our co-packers; and furthermore, our co-packers are required to maintain insurance.  But we are still subject to risks related to the production of fresh and processed foods.

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

Our performance may be impacted by general economic conditions or an economic downturn.

An overall decline in economic activity could adversely impact our business and financial results. Economic uncertainty may reduce consumer spending as consumers make decisions on what to include in their food budgets. This could also result in a shift in consumer preference. Shifts in consumer spending could result in increased pressure from competitors or customers that may require us to increase promotional spending or reduce the prices of some of our products and/or limit our ability to increase or maintain prices, which could lower our revenue and profitability. Instability in financial markets may impact our ability, or increase the cost, to enter into new credit agreements in the future. Additionally, it may weaken the ability of our customers, suppliers, third-party distributors, banks, insurance companies and other business partners to perform their obligations in the normal course of business, which could expose us to losses or disrupt the supply of inputs we rely upon to conduct our business. If one or more of our key business partners fail to perform as expected or contracted for any reason, our business could be negatively impacted.

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

We are also subject to the examination of our tax returns and other tax matters by the U.S. Internal Revenue Service (the IRS), the Servicio de Administracion Tributaria in Mexico (the SAT) and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.

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

Our current international operations are subject to a number of inherent risks, including:

•	Local economic and political conditions, including disruptions in supply, labor, transportation (the transport of consumer goods), trading and capital markets;
•

Restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and trade protection measures, including import/export duties and quotas and customs duties and tariffs; and

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

Due to the seasonality of the business, our revenue and operating results may vary from quarter to quarter.

Our earnings may be affected by seasonal factors, including:

•	the availability, quality and price of raw materials (including, but not limited to fruit and vegetable inputs);
•	the timing and effects of ripening and perishability;
•	the ability to process perishable raw materials in a timely manner;
•	the leverage on certain fixed overhead costs during off-season months; and
•	the slight impacts on consumer demand based on seasonal and holiday timing;

Our earnings are sensitive to fluctuations in market prices and demand for our products.

Excess supplies often cause severe price competition in our industry. Growing conditions in various parts of the world, particularly weather conditions such as windstorms, floods, droughts, wildfires and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the supply and quality of product.

Fresh produce is highly perishable and generally must be brought to market and sold soon after harvest.  The selling price received for each type of produce depends on all of these factors, including the availability and quality of the produce item in the market, and the availability and quality of competing types of produce.

In addition, general public perceptions regarding the quality, safety or health risks associated with particular food products could reduce demand and prices for some of our products. Food safety warnings, advisories, notices and recalls such as those administered by the FDA, CDC, other federal/state government agencies and/or suppliers of various agricultural products, could also reduce demand and/or prices for some of our products. To the extent that consumers evolve away from products that we produce for health, food safety or other reasons, and we are unable to modify our products or to develop products that satisfy new consumer preferences, there will be a decreased demand for our products.

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

A recall of our products could have a material adverse effect on our business. In addition, we may be subject to significant liability claims should the consumption of any of our products cause injury, illness or death.

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

Demand for our products is subject to changing consumer preferences.

      Consumer preferences for particular food products are subject to fluctuations over time.  Our ability to market and sell our products successfully depends in part on our ability to identify changing consumer preferences and respond to those changes by offering products that appeal broadly to consumers in light of current demands.  Shifts in consumer preferences that can impact demand for our products at any given time can result from a number of factors, including dietary trends, attention to particular nutritional aspects of our products, concerns regarding the health effects of particular ingredients, attention given to ingredient sourcing practices and general public perception of food safety risks.  Consumer demand for our products also may be impacted by any public commentary that consumers may make regarding our products or similar products, as well as by changes in the level of advertising or promotional support that we employ or that are employed by relevant industry groups or third parties that provide competing products.  If consumer preferences trend negatively with respect to any one or more of our products, our sales volumes may decline as a result.

The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.

      Sales to Kroger and Walmart, our largest customers, amounted to approximately 20% and 10% of our total net sales in 2018. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect our results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers are reduced, this reduction may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.

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

Failure to optimize our supply chain or disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

In coordination with our suppliers, our ability to make, move and sell products is critical to our success. Our inability to maintain sufficient internal production capacity or our inability to enter into co-packing agreements on terms that are beneficial to the Company could have an adverse effect on our business. Failure to adequately handle increasing production costs and complexity, turnover of manufacturing personnel, or production capability and efficiency issues could materially impact our ability to cost effectively produce our products and meet customer demand.

Additionally, damage or disruption to our collective manufacturing or distribution capabilities resulting from weather, any potential effects of climate change, natural disaster, disease, crop spoilage, fire or explosion, terrorism, pandemics, strikes, repairs or enhancements at our facilities, or other reasons, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, and may require additional resources to restore our supply chain.

Our ability to competitively serve our customers is a function of reliable and low cost transportation. Disruption of the supply of these services and/or significant increases in the cost of these services could impact our operating income.

We use multiple forms of transportation to bring our products to market.  They include truck, ocean, and air-cargo.  Disruption to the timely supply of these services or dramatic increases in the cost of these services for any reason including availability of fuel for such services, labor disputes, governmental regulation, or governmental restrictions limiting specific forms of transportation could have an adverse effect on our ability to serve our customers and consumers and could have an adverse effect on our financial performance.

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

Our ownership in unconsolidated subsidiaries and other equity investments present a number of risks and challenges that could have a material adverse effect on our business and results of operations.

Income/(loss) from unconsolidated subsidiaries includes our allocation of earnings or losses from our investments in FreshRealm, LLC (FreshRealm) and Agricola Don Memo, S.A. de S.V. (Don Memo).  We do not control the operations of these investments, and our allocation of potential income or loss can increase or decrease our overall profitability significantly.

In fiscal 2019, we will implement an Accounting Standards Updated (ASU) of the Financial Accounting Standards Board (FASB) which requires equity investments (except those accounted for under the equity method of accounting, such as Freshrealm and Don Memo) to be measured at fair value with changes in fair value recognized in net income.  This adoption will impact our equity investment in Limoneira Company (Limoneira); and as a result, fluctuations in the Limoneira stock price (to be measured, as per the ASU, from quarter-end to quarter-end) will be reflected as unrealized gain/(loss) on equity securities in our income statement, and therefore, can increase or decrease our overall profitability significantly.  Furthermore, from time-to-time we may choose to sell Limoneira shares via methods of execution that are available to us, including but not limited to entering into a Rule 10(b)5-1 sales plan; and to the extent we sell stock in Limoneira, we may also report realized gain/(loss) on equity securities.

Risks Related to Our Common Stock

The value of our common stock may be adversely affected by market volatility.

The trading price of our common stock fluctuates and may be influenced by many factors, including:

•	Our operating and financial performance and prospects;
•	Announcements and public SEC filings we make about our business, financial performance and prospects;
•	Announcements our customers or competitors make regarding their business, financial performance and prospects;
•	Short-interest in our common stock, which may be significant from time-to-time;
•	The depth and liquidity of the market for our common stock;
•	Investor perception of us and the industry and markets in which we operate;
•	Our inclusion in, or removal from, any equity market indices;
•	Changes in earnings estimates or buy/sell recommendations by analysts;
•	Whether or not we meet earnings estimates of analysts who follow our Company; and
•	General financial, domestic, international, economic, industry and other market trends or conditions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters building from Limoneira, which building is located in Santa Paula, California.  In addition, RFG leases its corporate office in Rancho Cordova, California.  We have numerous facilities throughout the United States and three facilities in Mexico.  See the following table for a summary of our locations:

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

Leased	Green Cove Springs	Florida

Opened in the first fiscal quarter of 2016, this facility ripens, sorts, packs and ships fresh avocados and stores and ships prepared guacamole. This facility also processes fresh-cut fruits and vegetables, and prepared foods.  We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Nogales	Arizona	Primarily ripens, sorts, packs and ships tomatoes. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Hilo	Hawaii	Primarily sorts, packs, and ships papayas. We believe that the annual capacity will be sufficient to handle its forecasted annual production needs.

Owned	Hilo	Hawaii	Primarily provides irradiation services for produce grown in Hawaii. We believe that the annual capacity will be sufficient to handle its forecasted annual production needs.

Leased	St. Paul	Minnesota	Calavo Salsa Lisa (CSL) facility that produces salsa. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Houston	Texas

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

Our Calavo Foods processing facility produces our guacamole products.  While we believe this capacity is reasonable given our current sales, we are considering various plans to enhance our production capacity.

Owned	Uruapan	Michoacan

Primarily handles fresh avocados. The facility was built in 1985 and has been significantly improved in capacity and efficiency since then. We believe that the annual capacity of this facility will be sufficient to process its forecasted annual production needs.

Owned	Ciudad Guzman	Jalisco

Opened in the third quarter of 2017, this facility primarily handles fresh avocados. We believe that the annual capacity of this facility will be sufficient to process its forecasted annual production needs.

Item 3. Legal Proceedings

See Note 7 of our consolidated financial statements for further information.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth the name, age and position of individuals who hold positions as executive officers of our company. There are no family relationships between any director or executive officer and any other director or executive officer of our company. Executive officers are elected by our board of directors and serve at the discretion of the board.

Name	Age	Position
Lecil E. Cole	79	Chairman of the Board, President and Chief Executive Officer
B. John Lindeman	48	Chief Financial Officer and Corporate Secretary
Robert J. Wedin	69	Vice President, Sales and Fresh Marketing
Michael A. Browne	60	Vice President, Fresh Operations
Ronald A. Araiza	59	Vice President, Foods Division Sales and Operations
James E. Gibson	56	President, RFG

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

Fiscal 2018	High	Low
First Quarter	$89.40	$69.35
Second Quarter	$98.50	$82.75
Third Quarter	$97.85	$83.85
Fourth Quarter	$107.15	$92.70

Fiscal 2017	High	Low
First Quarter	$66.35	$53.65
Second Quarter	$66.60	$51.20
Third Quarter	$76.15	$64.43
Fourth Quarter	$74.80	$66.35

As of November 30, 2018, there were approximately 775 stockholders of record of our common stock, which includes shareholders whose shares were held in brokerage firms, depositories and other institutional firms in “street name”.

Dividend Policy

Our dividend policy is to provide for an annual dividend payment, as determined by the Board of Directors.  We anticipate paying dividends in the first quarter of our fiscal year.

On October 2, 2018, we declared a dividend of $1.00 per share.  December 7, 2018, we paid the aggregate amount of $17.6 million to shareholders of record on November 16, 2018. On December 8, 2017, we paid a $0.95 per share dividend in the aggregate amount of $16.7 million to shareholders of record on November 17, 2017.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following summary of consolidated financial data (other than information regarding the volume of products sold) for each of the years in the five-year period ended October 31, 2018, are derived from the audited consolidated financial statements of Calavo Growers, Inc.

Historical results are not necessarily indicative of results that may be expected in any future period.  The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto that are included elsewhere in this Annual Report.

	Fiscal Year Ended October 31,
	2018	2017	2016	2015	2014

	(In thousands, except per share data)
Income Statement Data: (1)(2)(4)
Net sales	$1,088,758	$1,075,565	$935,679	$856,824	$782,510
Gross profit	113,616	114,544	107,534	85,227	71,228
Selling, general and administrative	57,081	56,651	46,440	41,558	36,605
Net income attributable to Calavo Growers, Inc.	32,281	37,270	38,022	27,199	97
Basic net income per share	$1.85	$2.14	$2.19	$1.57	$0.01
Diluted net income per share	$1.84	$2.13	$2.18	$1.57	$0.01
Balance Sheet Data as of End of Period:
Working capital	$29,567	$3,661	$25,612	$18,964	$22,047
Total assets	367,736	364,117	327,933	284,945	283,464
Accrued expenses	38,521	39,946	31,095	21,311	25,303
Current portion of long-term obligations	118	129	138	2,206	5,099
Long-term obligations, less current portion	314	439	445	586	2,791
Shareholders' equity	264,959	244,122	215,069	185,982	179,406
Cash Flows Provided by (Used in):
Operations	$48,426	$62,140	$61,968	$37,283	$24,547
Investing activities (2)(3)	(30,204)	(53,668)	(21,731)	(21,054)	(21,753)
Financing activities (3)	(23,327)	(15,689)	(33,566)	(15,802)	(4,069)
Other Data:
Cash dividends declared per share	$1.00	$0.95	$0.90	$0.80	$0.75
Net book value per share	$15.11	$13.92	$12.33	$10.70	$10.37
Pounds of California avocados sold	65,428	53,875	109,545	75,538	74,438
Pounds of non-California avocados sold	291,585	245,463	278,200	312,710	258,940
Pounds of processed avocados products sold	32,333	29,911	26,773	27,182	26,451

(1)

In July 2013, we entered into an Amended and Restated Limited Liability Company Agreement of FreshRealm. When we deconsolidated FreshRealm (see below), principal operations had not yet commenced.  As a result, FreshRealm had no sales or cost of sales.  FreshRealm had incurred $1.0 million of expenses related to its development as of October 31, 2014, which are included in selling, general and administrative expenses.

(2)

In May 2014, we deconsolidated FreshRealm (see above). We recorded a gain on the deconsolidation of FreshRealm of $12.6 million, which has been recorded on the face of the income statement as other income.  For fiscal 2018, we have recognized $12.0 million in losses from FreshRealm, which has been recorded as losses from unconsolidated entities.  For fiscal 2018, 2017 and 2016, we contributed $3.5 million, $7.5 million and $3.2 million as investments in FreshRealm.  Our total investment of $19.9 million, $28.4 million and $21.0 million in FreshRealm as of October 31, 2018, 2017 and 2016, has been recorded as investment in unconsolidated subsidiaries on our balance sheet.

(3)	Cost of Sales for fiscal 2014 includes non-cash compensation expenses related to the acquisition of RFG totaling $1.8 million. These non-cash expenses will not continue in the future.

(4)

Selling, General, and Administrative expenses for fiscal 2014 include non-cash compensation expenses related to the acquisition of RFG totaling $0.7 million.  These non-cash expenses will not continue in the future.

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

Overview

We are a leader in the distribution of avocados, prepared avocado products, and other perishable food products throughout the United States.  Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers on a worldwide basis. We procure avocados from California, Mexico and other growing regions around the world.  Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) create, process and package guacamole and salsa and (iii) create, process and package a portfolio of healthy fresh foods including fresh-cut fruit, fresh-cut vegetables, and prepared foods. We report our operations in three different business segments:  Fresh products, Calavo Foods and RFG.  See Note 10 to our consolidated financial statements for further discussion.

Our Fresh products business grades, sizes, packs, cools, and ripens (if desired) avocados for delivery to our customers.  During fiscal 2018, we operated four packinghouses and four operating and distributing facilities (aka value-added depots or VADs) that handle avocados that are sold across the United States and to select international markets. We believe that our continued success in marketing avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices, and keeping the handling costs low as we ship avocados to our packinghouses and distribution centers. We believe our diversified avocado sources help provide a level of relative supply stability that may, over time, serve to increase the availability and demand for avocados among consumers in the United States and elsewhere in the world.  Significant fluctuations in the volume of avocados delivered have an impact on the per pound packing costs of avocados we handle. Generally, larger crops will result in a lower per pound handling cost. As a result of our investment in packinghouse equipment, distribution centers with value-added ripening and packing capabilities, and personnel, we believe that our cost structure is geared to optimally handle larger avocado volume. We believe our efforts in distributing our other various perishable foods, such as tomatoes and papayas, complement our offerings of avocados.  From time to time, we continue to explore the distribution of other crops that provide reasonable returns to our business.

Our Calavo Foods business processes avocados into a wide variety of guacamole products, and distributes the processed product to our customers.  All of our prepared avocado products shipped to North America are “cold pasteurized” and include both frozen and fresh guacamole.  Due to the high-quality, no preservative nature of our guacamole and the variety of packaging formats that we offer, we believe that we are well positioned to address the diverse taste and needs of today’s foodservice and retail customers.  Additionally, we also prepare various fresh salsa products.  Our Calavo Foods segment maintains relationships with foodservice companies and food retailers.  We continue to seek to expand our relationships with major foodservice companies and food retailers and develop alliances that will allow our products to reach a larger percentage of the marketplace.

Net sales of frozen products represented approximately 41% and 47% of total processed segment sales for the years ended October 31, 2018 and 2017.  Net sales of our refrigerated products represented approximately 59% and 53% of total processed segment sales for the years ended October 31, 2018 and 2017.

Our RFG business produces, markets and distributes nationally a portfolio of healthy, high quality fresh packaged food products for consumers sold through the retail channel.  RFG products include fresh-cut fruit and vegetables, fresh prepared entrée salads, wraps, sandwiches and fresh snacking products, as well as ready-to-heat entrees and other hot bar and various deli items, meals kit components and salad kits.  RFG products are marketed under the Garden Highway

Fresh Cut, Garden Highway, and Garden Highway Chef Essentials brands, as well as store-brand and private label programs.

The operating results of all of our businesses have been, and will continue to be, affected by quarterly and annual fluctuations and market downturns due to a number of factors, including but not limited to pests and disease, weather patterns, changes in demand by consumers, food safety advisories impacting the fresh perishable food categories in which we currently operate, the timing of the receipt, reduction, or cancellation of significant customer orders, the gain or loss of significant customers, market acceptance of our products, our ability to develop, introduce, and market new products on a timely basis, the availability, quality and price of raw materials, new product introductions by our competitors, the utilization of production capacity at our various plant locations, change in the mix of products that our Fresh, Calavo Foods and RFG segments sell, and general economic conditions.  We believe, however, that we are currently positioned to address these risks and deliver favorable operating results for the foreseeable future.

Recent Developments

U.S. Tax Reform

     On December 22, 2017, the President of the United States signed and enacted comprehensive tax legislation into law H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  Except for certain provisions, the Tax Act is effective for tax years beginning on or after January 1, 2018. As a fiscal year U.S. taxpayer with an October 31 fiscal year end, the majority of the new provisions, such as eliminating the domestic manufacturing deduction, creating new taxes on certain foreign sourced income and introducing new limitations on certain business deductions, will not apply until our 2019 fiscal year. For fiscal 2018, the most significant impacts include: lowering of the U.S. federal corporate income tax rate; remeasuring certain net deferred tax assets and liabilities; and requiring the transition tax on the deemed repatriation of certain foreign earnings. We recorded $1.7 million in one-time, non-cash charges related to the revaluation of our net deferred tax assets (approx. $1.4 million) and the transition tax on the deemed repatriation of foreign earnings (approx. $0.3 million).

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) allowing taxpayers to record a reasonable estimate of the impact of the U.S. legislation when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the estimated income tax charge of $2.3 million represents the Company’s best estimate based on interpretation of the U.S. legislation. As a result, the actual impact on the net deferred tax liability may vary from the estimated amount due to uncertainties in the Company’s preliminary review.

The Company recorded a provisional expense of approximately $0.3 million related to the one-time transition tax on the deemed repatriation of undistributed foreign earnings. The transition tax is based on the Company’s estimated total post-1986 undistributed foreign earnings at a tax rate of 15.5% for foreign cash and certain other specified assets, and 8% on the remaining earnings. The actual transition tax due will be based on actual undistributed foreign earnings and cash and certain other specified assets as of the required measurement date, which could materially affect the amount of the transition tax. Accordingly, the non-current portion of the provisional expense for the transition tax of $0.3 million, net of applicable foreign tax credits the Company expects to utilize, has been recorded in Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets.

Prior to the enactment of the Tax Act, the Company regularly determined certain foreign earnings to be indefinitely reinvested outside the United States. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to foreign tax authorities.

Dividend Payment

On October 2, 2018, the Company declared a $1.00 per share cash dividend to shareholders of record on November 16, 2018.  On December 7, 2018, the Company paid this cash dividend, which totaled $17.6 million.

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

However, the outcome of all litigation is inherently uncertain. If one or more of the lawsuits referred to in the paragraphs above is resolved against the Company in a reporting period for amounts in excess of management’s expectations, our financial condition and operating results for that reporting period could be materially and adversely affected.

Mexico tax audits

    We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in Mexico and the U.S.  During our third quarter of fiscal 2016, our wholly-owned subsidiary, Calavo de Mexico (CDM), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (MFM) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary.  MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (VAT).  During our fourth fiscal quarter of 2016, we provided a written rebuttal to MFM’s preliminary observations and requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman) so that a full discussion of the case between us, the MFM and the PRODECON, as appropriate, can lead to a reconsideration of the MFM findings. During our third and fourth fiscal quarters of 2017, several meetings between MFM, PRODECON and us took place and on November 28, 2017, the initial PRODECON process concluded. In April 2018, we filed a second formal agreement before the PRODECON, so that we can continue the discussion of the case between us, the MFM and the PRODECON. During this meeting and discussion period, the statutory period that MFM has in order to issue the tax assessment has been suspended. Currently, we are waiting for the response of the MFM and the PRODECON regarding our next meeting date. We believe we have the legal arguments and documentation to sustain the positions challenged by tax authorities.

    Additionally, we also received notice from Mexico's Federal Tax Administration Service, Servicio de Administracion Tributaria (SAT), that our wholly-owned Mexican subsidiary, Calavo de Mexico, is currently under examination related to fiscal year 2013.  In January 2017, we received preliminary observations from SAT outlining certain proposed adjustments primarily related to intercompany funding deductions for services from certain vendors/suppliers and VAT. We provided a written rebuttal to these preliminary observations during our second fiscal quarter of 2017, which the SAT is in process of analyzing.  During our third fiscal quarter of 2017, we requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman), so that a full discussion of the case between us, the SAT and the PRODECON, as appropriate, can lead to a reconsideration of the SATs findings. During this meeting and discussion period, the statutory period that SAT had in order to issue the tax assessment was suspended.  During our first fiscal quarter of 2018, we had an initial meeting with officials from the SAT and the PRODECON, which led to a further exchange of supporting information and documentation. Although several meetings and discussions with the PRODECON and the SAT were conducted during our fiscal third quarter, we were unable to materially resolve our case with the SAT through the PRODECON process.

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

    We have consulted with both an internationally recognized tax advisor, as well as a global law firm with offices throughout Mexico, and we continue to believe this tax assessment is without merit.   In August 2018, we filed an administrative appeal on the 2013 Assessment.  The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities forcing the legal office within the SAT to rule on the matter.  This process preserves the taxpayer’s right to litigate in tax court if the administrative appeal process ends without a favorable or just resolution.  Here, CDM has appealed our case to the SAT’s central legal department in Mexico City.  Furthermore, in August 2018, we received a favorable ruling from the SAT’s central legal department in Mexico City on another tax matter (see footnote 15 regarding VAT refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2013 Assessment.  We believe this recent ruling significantly undermines the 2013 Assessment we received in July 2018.

     We continue to believe that the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial position, results of operations and cash flows.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate all of our estimates, including those related to the areas of customer and grower receivables, inventories, useful lives of property, plant and equipment, promotional allowances, equity income/losses and impairment analysis from unconsolidated entities, loans to unconsolidated entities, income taxes, retirement benefits, and commitments and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Additionally, we frequently engage third party valuation experts to assist us with estimates described below.  Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods.

Management has discussed the development and selection of critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting estimates in this Annual Report.

We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Promotional allowances.  We provide for promotional allowances at the time of sale, based on our historical experience.  Our estimates are generally based on evaluating the relationship between promotional allowances and gross sales.  The derived percentage is then applied to the current period’s sales revenues in order to arrive at the appropriate debit to sales allowances for the period.  The offsetting credit is made to accrued liabilities.  When certain amounts of specific customer accounts are subsequently identified as promotional, they are written off against this allowance.  Actual amounts may differ from these estimates and such differences are recognized as an adjustment to net sales in the period they are identified.  We estimate that a one percent (100 basis point) change in the derived percentage for the entire year would impact results of operations by approximately $1.2 million.

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

Goodwill and acquired intangible assets.  Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment.  We can use a qualitative test, known as "Step 0," or a two-step quantitative method to determine whether impairment has occurred. In Step 0, we elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In fiscal 2018, 2017 and 2016, we elected to implement Step 0 and were not required to conduct the remaining two step analysis. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units.  The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.  The results of our Step 0 assessments indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the years ended October 31, 2018, 2017 or 2016.

    Investments.  We account for non-marketable investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control, an investee.  Significant influence generally exists when we have an ownership interest representing between 20% and 50% of the voting stock of the investee.  Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions.  In order to estimate the fair value of our investment in FreshRealm, we hired an independent third-party expert to provide their written opinion on the fair value of our investment.  We reviewed and considered their independent expert opinion in making our determination.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of income, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Gross profit	10.4%	10.6%	11.5%
Selling, general and administrative	5.2%	5.3%	5.0%
Operating income	5.2%	5.4%	6.5%
Interest income	0.0%	0.0%	0.0%
Interest expense	(0.1)%	(0.1)%	(0.1)%
Other income, net	0.0%	0.0%	0.0%
Income (loss) from unconsolidated entities	(0.1)%	0.0%	(0.0)%
Net income	3.0%	3.5%	4.1%

Net Sales

We believe that the fundamental consumption trends for our products continue to be favorable.  Firstly, U.S. avocado demand continues to grow, with per capita use in 2017/18 reaching 7.5 pounds per person, up 6 percent from the previous year, and approximately double the estimate from a decade ago. We believe that the healthy eating trend that has been developing in the U.S. contributes to such growth, as avocados, which are cholesterol and sodium free, dense in fiber, vitamin B6, antioxidants, potassium, folate, and contain unsaturated fat, which helps lower cholesterol.  Also, a growing number of research studies seem to suggest that phytonutrients, which avocados are rich in, help fight chronic illnesses, such as heart disease and cancer.

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

We anticipate avocado products will further penetrate the United States marketplace, driven by year-round availability of imported fresh avocados, a rapidly growing Hispanic population, and the promotion of the health benefits of avocados.  As one of the largest marketers of avocado products in the United States, we believe that we are well positioned to leverage this trend and to grow our Fresh products and Calavo Foods segments of our business.  Additionally, we also believe that avocados and avocado based products will further penetrate other marketplaces that we currently operate in as interest in avocados continues to expand.

In October 2002, the USDA announced the creation of a Hass Avocado Board to promote the sale of Hass variety avocados in the U.S. marketplace.  This board provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace.  The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales.  We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our avocado businesses.  During fiscal 2018, 2017 and 2016, on behalf of avocado growers, we remitted approximately $1.5 million, $1.7 million and $2.4 million to the California Avocado Commission.  During fiscal 2018, 2017 and 2016, we remitted approximately $6.9 million, $5.8 million and $8.2 million to the Hass Avocado Board related to avocados.   Similarly, Avocados from Mexico (AFM) was formed in 2013 as the marketing arm of the Mexican Hass Avocados Importers Association (MHAIA) and the Association of Growers and Packers of Avocados From Mexico (APEAM).   During fiscal 2018, 2017 and 2016, we remitted approximately $4.7 million, $3.5 million and $3.8 million to APEAM primarily related to these marketing activities for Mexican avocados.

We also believe that our other fresh products, primarily tomatoes, are positioned for future growth.

The tomato is the fourth most popular fresh-market vegetable (though a fruit scientifically speaking, tomatoes are more commonly considered a vegetable) behind potatoes, lettuce, and onions in the U.S. Although stabilizing in the first decade of the 2000s, annual average fresh-market tomato consumption remains well above that of the previous decade. Over the past few decades, per capita use of tomatoes has been on the rise due to the enduring popularity of salads, salad bars, and submarine sandwiches. Perhaps of greater importance has been the introduction of improved and new tomato varieties, the increased development of hot-house grown tomatoes (such as those grown by our ADM affiliate), heightened consumer interest in a wider range of tomatoes, a surge of new immigrants who eat vegetable-intensive diets, and expanding national emphasis on health and nutrition.

Papayas have become more popular as the consumption in the U.S. has more than doubled in the past decade.  Papayas have high nutritional benefits. They are rich in anti-oxidants, the B vitamins, folate and pantothenic acid, potassium and magnesium; and fiber.

Additionally, through the acquisition of RFG, we substantially expanded and accelerated the Company’s presence in the fast-growing refrigerated fresh packaged foods category through an array of retail product lines for produce, deli, and foodservice departments.  RFG products include fresh-cut fruit and vegetables, fresh prepared entrée salads, wraps, sandwiches and fresh snacking products as well as ready-to-heat entrees and other hot bar and various deli items, meals kits and salad kits.  Value-added fruits and vegetables have continued to grow faster than their broader produce categories as consumers increasingly place value on the convenient nature of those products and producers like RFG continue to develop new formulations of value-added products.  RFG has also expanded the capacity to provide products for a larger portion of the Fresh Deli department, which remains one of the fastest growing aisles in retail grocery.

The following tables set forth sales by product category and sales incentives, by segment (dollars in thousands):

	Year ended October 31, 2018				Year ended October 31, 2017
	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$511,730	$—	$—	$511,730	$546,433	$—	$—	$546,433
Tomatoes	31,608	—	—	31,608	29,199	—	—	29,199
Papayas	11,699	—	—	11,699	9,402	—	—	9,402
Other fresh products	498	—	—	498	445	—	—	445
Prepared avocado products	—	99,635	—	99,635	—	85,204	—	85,204
Salsa	—	3,423	—	3,423	—	3,951	—	3,951
Fresh-cut fruit & vegetables and prepared foods	—	—	451,203	451,203	—	—	419,973	419,973
Total gross sales	555,535	103,058	451,203	1,109,796	585,479	89,155	419,973	1,094,607
Less sales incentives	(2,327)	(11,412)	(2,273)	(16,012)	(1,503)	(11,576)	(1,465)	(14,544)
Less inter-company eliminations	(1,554)	(3,472)	—	(5,026)	(1,314)	(3,184)	—	(4,498)
Net sales	$551,654	$88,174	$448,930	$1,088,758	$582,662	$74,395	$418,508	$1,075,565

	Year ended October 31, 2017				Year ended October 31, 2016
	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$546,433	$—	$—	$546,433	$493,440	$—	$—	$493,440
Tomatoes	29,199	—	—	29,199	36,286	—	—	36,286
Papayas	9,402	—	—	9,402	9,514	—	—	9,514
Other fresh products	445	—	—	445	5,600	—	—	5,600
Prepared avocado products	—	85,204	—	85,204	—	73,009	—	73,009
Salsa	—	3,951	—	3,951	—	3,617	—	3,617
Fresh-cut fruit & vegetables and prepared foods	—	—	419,973	419,973	—	—	336,989	336,989
Total gross sales	585,479	89,155	419,973	1,094,607	544,840	76,626	336,989	958,455
Less sales incentives	(1,503)	(11,576)	(1,465)	(14,544)	(1,844)	(10,438)	(3,491)	(15,773)
Less inter-company eliminations	(1,314)	(3,184)	—	(4,498)	(4,309)	(2,694)	—	(7,003)
Net sales	$582,662	$74,395	$418,508	$1,075,565	$538,687	$63,494	$333,498	$935,679

Net sales to third parties by segment exclude inter-segment sales and cost of sales.  For fiscal year 2018, 2017 and 2016, inter-segment sales and cost of sales of $1.6 million, $1.3 million and $4.3 million between Fresh products and

RFG were eliminated. For fiscal year 2018, 2017 and 2016, inter-segment sales and cost of sales of $3.5 million, $3.2 million and $2.7 million between Calavo Foods and RFG were eliminated.

The following table summarizes our net sales by business segment:

	2018	Change	2017	Change	2016

	(Dollars in thousands)
Net sales:
Fresh products	$551,654	(5.3)%	$582,662	8.2%	$538,687
Calavo Foods	88,174	18.5%	74,395	17.2%	63,494
RFG	448,930	7.3%	418,508	25.5%	333,498
Total net sales	$1,088,758	1.2%	$1,075,565	15.0%	$935,679

As a percentage of net sales:
Fresh products	50.7%		54.2%		57.6%
Calavo Foods	8.1%		6.9%		6.8%
RFG	41.2%		38.9%		35.6%
	100%		100%		100%

Summary

Net sales for the year ended October 31, 2018, as compared to 2017, increased by $13.2 million, or 1.2%.  The increase in sales, when compared to the same corresponding prior year periods, is related to growth from Calavo Foods and RFG, partially offset by a decrease in Fresh products.

For fiscal year 2018, Calavo Foods had our largest percentage increases in sales, followed by our RFG segment. Our Fresh product segment decreased, as shown above. The increase in Calavo Foods sales was due primarily to increased sales of our prepared avocado products. The increase in RFG sales was due primarily to increased sales from fresh prepared food, fresh-cut fruit and vegetable products. The decrease in Fresh products sales was due primarily to a decrease in the per unit selling price of avocados.  See discussion below for further details.

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

Fresh products

Fiscal 2018 vs. Fiscal 2017:

Net sales delivered by the Fresh products business decreased by approximately $31.0 million, or 5%, for the year ended October 31, 2018, when compared to the same period for fiscal 2017.  This decrease in Fresh product sales during the year ended 2018 was primarily related to decreased sales of avocados, partially offset by increased sales of tomatoes.

Sales of avocados decreased $35.9 million, or 7%, for the year ended October 31, 2018, when compared to the same prior year period.  Our volume of avocados sold during fiscal year 2018 increased by 57.7 million pounds, or 19%, compared to the prior year; however, this increase in sales volume was significantly offset by a 22% decrease in the average sales price per carton, when compared to the unusually high market prices experienced in fiscal 2017.

Sales of tomatoes increased to $30.5 million for the year ended October 31, 2018, compared to $27.9 million for the same period for fiscal 2017.  The increase in sales for tomatoes is primarily due to an approximately 7% increase in the average sales price per carton, in addition to a 2% increase in volume of tomatoes sold during the year.

We anticipate that our sales volume of avocados will increase in fiscal 2019, due to a larger expected all-source avocado crop, when compared to the same prior year period.

Fiscal 2017 vs. Fiscal 2016:

Net sales delivered by the Fresh products business increased by approximately $44.0 million, or 8%, for the year ended October 31, 2017, when compared to fiscal 2016.  As discussed above, this increase in Fresh product sales during fiscal 2017 was primarily related to increased sales of avocados, which was partially offset by decreased sales of tomatoes.

Sales of avocados increased $53.4 million, or 11%, for the year ended October 31, 2017, when compared to the same prior year period.  The increase in avocado sales was primarily due to an increase in the sales price per carton of 46.0%, compared to fiscal 2016. The increase in sales price per carton was partially offset by a decrease in volume of avocados sold of 88.4 million pounds, or 23%. We attribute much of the change in price to market conditions during the year, in which consumer demand continued to exceed available industry supply.

Sales of tomatoes decreased to $27.9 million for the year ended October 31, 2017, compared to $36.0 million for the same period for fiscal 2016.  The decrease in sales of tomatoes was due to a decrease in the sales price per carton of approximately 24% due primarily to a change in weather patterns which resulted in wider availability of tomatoes in the market.

Calavo Foods

Fiscal 2018 vs. Fiscal 2017:

Sales for Calavo Foods for the year ended October 31, 2018, when compared to the same period for fiscal 2017, increased $13.8 million, or 19%.  Sales of prepared avocado products increased by approximately $14.4 million, or 20%, for the year ended October 31, 2018, when compared to the same prior year period, resulting from increases in both the average sales price per pound and the total volume of pounds sold. Partially offsetting this gain were sales of salsa products, which decreased by approximately $0.6 million during the year.

Fiscal 2017 vs. Fiscal 2016:

Sales for Calavo Foods for the year ended October 31, 2017, when compared to the same period for fiscal 2016, increased $10.9 million, or 17%.  This increase was primarily due to an increase in sales of prepared avocado products of approximately $10.8 million, or 18%, for the year ended October 31, 2017, when compared to the same prior year period. The increase in sales of prepared avocado products was related to an increase in overall pounds sold and the price per pound.

RFG

Fiscal 2018 vs. Fiscal 2017:

Sales for RFG for the year ended October 31, 2018, when compared to the same period for fiscal 2017, increased $30.4 million, or 7%.  The overall increase in sales is primarily due to higher sales from expanded retail partnerships in multiple geographies, most notably in a few regions in which the Company has added production capacity.

Fiscal 2017 vs. Fiscal 2016:

Sales for RFG for the year ended October 31, 2017, when compared to the same period for fiscal 2016, increased $85.0 million, or 26%.  This increase was due primarily to increased sales from prepared foods, fresh-cut fruit and vegetable products. The overall increase in sales was primarily due to an increase in sales volume, which we believe results from our ability to develop new retail relationships and expand current retail partnerships into additional geographies and product categories as we continue to build out our national manufacturing capabilities.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment:

	2018	Change	2017	Change	2016

	(Dollars in thousands)
Gross Profit:
Fresh products	$54,160	(25.2)%	$72,376	24.8%	$57,997
Calavo Foods	26,313	97.1%	13,353	(40.5)%	22,448
RFG	33,143	15.0%	28,815	6.4%	27,089
Total gross profit	$113,616	(0.8)%	$114,544	6.5%	$107,534

Gross profit percentages:
Fresh products	9.8%		12.4%		10.8%
Calavo Foods	29.8%		17.9%		35.4%
RFG	7.4%		6.9%		8.1%
Consolidated	10.4%		10.6%		11.5%

Summary

Our cost of goods sold consists predominantly of ingredient costs (primarily fruit and other whole foods), packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Gross profit decreased by approximately $0.9 million, or 1%, for the year ended October 31, 2018, when compared to the same period for fiscal 2017. The decrease was primarily attributable to a gross profit decrease in our Fresh products segment, partially offset by increases in our Calavo Foods and RFG segments.

Fresh products

Fiscal 2018 vs. Fiscal 2017:

During our year ended October 31, 2018, as compared to the same prior year period, the decrease in our Fresh products segment gross profit percentage was the result of decreased profit for avocados, partially offset by an increase in tomatoes. For the year ended October 31, 2018, compared to the same prior year period, the gross profit percentage for avocados decreased to 9.7% in 2018 from 12.7% in 2017.  The decrease during fiscal 2018 was primarily related to the unusual market supply conditions experienced last year in which consumer demand greatly exceeded market supply, and higher year-over-year freight costs. Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profits for our Fresh products segment.

For the year ended October 31, 2018 we generated gross profit of $3.2 million from tomato sales, up from $2.7 million in the corresponding prior year period.  The increase in tomato gross profit was due primarily to the year-over-year increase in sales described in more detail earlier. The majority of our tomato sales are done on a consignment basis, in which the gross profit we earn is generally based on a commission agreed to with each party, which usually is a percent of the overall selling price; however, we also purchase some tomatoes on the spot market to meet specific customer requests and have certain fixed overhead costs associated with our tomato operations which impact the overall gross profit realized from tomato sales.  The gross profit percentage for consignment sales are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers.

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

For the year ended October 31, 2017 we generated gross profit of $2.7 million from tomato sales, down 36.3% from $4.2 million in the corresponding prior year period.  The decline in tomato gross profit is due primarily to a decrease in the sales price per carton of approximately 24%.

Calavo Foods

Fiscal 2018 vs. Fiscal 2017:

Calavo Foods gross profit percentage increased to 29.8% of net sales, during the year ended October 31, 2018 compared to 17.9% during the same prior year period. The increase in Calavo Foods gross profit percentage was due primarily to increased gross profit of our prepared avocado products. The increase in gross profit and margin for our prepared avocado products was primarily due to higher sales, as well as fruit costs that were below last year’s record-high fruit costs.  Note that any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Calavo Foods segments.

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

RFG

Fiscal 2018 vs. Fiscal 2017:

RFG’s gross profit percentage for the year ended October 31, 2018 was 7.4%, compared to 6.9% in the same prior year period. The gross profit improvement for the year ended October 31, 2018, was due primarily to higher net sales and manufacturing efficiencies generated across the segment’s manufacturing footprint, as well as lower raw material costs.

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

Selling, General and Administrative

	2018	Change	2017	Change	2016
	(Dollars in thousands)
Selling, general and administrative	$57,081	0.8%	$56,651	22.0%	$46,440
Percentage of net sales	5.2%		5.3%		5.0%

    Selling, general and administrative expenses of $57.1 million for the year ended October 31, 2018 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs, as well as $0.9 million of management transition related expenses. Selling, general and administrative expenses increased $0.4 million, or 1%, for the year ended October 31, 2018, when compared to the same period for fiscal 2017.

This increase was primarily related to approximately $3.3 million increase in salaries and benefits ($1.6 million of costs related to the vesting of stock grants earned by certain members of the senior management team over the past three fiscal years, as well as $1.7 million due in part to higher headcount). Partially offsetting this increase was a decrease in bad debt (approximately $1.3 million), a decrease in accrued management bonuses (approximately $0.6 million) and a decrease in legal fees (approximately $0.5 million) for year ended October 31, 2018, when compared to the same period for fiscal 2017.

Selling, general and administrative expenses in fiscal 2017 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs.  Selling, general and administrative expenses increased $10.2 million, or 22%, for the year ended October 31, 2017, when compared to the same prior year period. This increase was partly related to three factors that do not reflect changes in the overall cost structure of the Company, specifically a change in presentation of broker commissions (approximately $3.0 million) to include such costs in selling, general and administrative expenses, which had historically been presented as a reduction in net sales, non-recurring expenses related to the resignation and retirement of two corporate officers (approximately $1.2 million) and a $0.4 million settlement (see Note 7 for further information). In addition to these items, the increase was related to an increase in salaries and benefits (approximately $2.3 million, due in part to higher headcount), an increase in bad debt (approximately $1.2 million), and an increase in stock based compensation (approximately $1.0 million) and legal fees (approximately $0.2 million), which were partially offset by a decrease in accrued management bonuses (approximately $0.6 million).

Income (loss) from Unconsolidated Entities

	2018	Change	2017	Change	2016
	(Dollars in thousands)
Income (loss) from unconsolidated entities	$(11,850)	(3055.1)%	$401	170.4%	$(570)
Percentage of net sales	(1.1)%		—%		(0.1)%

Income (loss) from unconsolidated entities includes our allocation of earnings or losses from our investments in FreshRealm and Don Memo. For the year ended October 31, 2018 and 2017, we recognized $0.2 million of income and $0.4 of income related to Don Memo.  For the year ended October 31, 2018, we recognized $12.0 million of losses related to FreshRealm.  While we are unable to determine with certainty the future operating results of FreshRealm and future non-Calavo investments, if any, we anticipate recording additional non-cash losses from FreshRealm during fiscal 2019.  See Note 16 in our consolidated financial statements for more information.

Interest Income

	2018	Change	2017	Change	2016
	(Dollars in thousands)
Interest income	$318	1,225.0%	$24	(81.8)%	$132
Percentage of net sales	—%		—%		—%

The increase in interest income in fiscal 2018 as compared to 2017 is primarily due to the loans to FreshRealm in fiscal 2018.  See the related party footnote in our consolidated financial statements for further information. The decrease in interest income in fiscal 2017 as compared to 2016 is due to the loans to California avocado growers decreasing in the current year compared to the prior year.

Interest Expense

	2018	Change	2017	Change	2016
	(Dollars in thousands)
Interest expense	$831	(18.8)%	$1,023	35.3%	$756
Percentage of net sales	0.1%		0.1%		0.1%

Interest expense is primarily generated from our line of credit borrowings with Farm Credit West, PCA (FCW) and Bank of America, N.A. (Bank of America), as well as our former term loan agreements with FCW and Bank of America (prior to June 2016). For fiscal 2018, as compared to fiscal 2017, the decrease in interest expense was primarily related to lower average debt balance, offset by higher LIBOR interest rates. For fiscal 2017, as compared to fiscal 2016, the increase in interest expense was primarily related to higher average debt balance due primarily to the purchase of property in Riverside, California and other capital expenditures, as well as higher LIBOR rates which increased our interest rate.

Other Income, Net

	2018	Change	2017	Change	2016
	(Dollars in thousands)
Other income, net	$559	16.7%	$479	11.9%	$428
Percentage of net sales	0.1%		0.0%		0.0%

Other income, net includes dividend income, as well as certain other transactions that are outside of the normal course of operations.  During fiscal 2018, 2017 and 2016, we received $0.4 million, $0.4 million and $0.3 million as dividend income from Limoneira.

Provision for Income Taxes

	2018	Change	2017	Change	2016
	(Dollars in thousands)
Provision for income taxes	$12,719	(37.8)%	$20,450	(6.5)%	$21,869
Effective tax rate	28.4%		36.3%		37.2%

Our tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. In the first quarter of fiscal 2018, we recorded $1.7 million in one-time, non-cash charges related to the revaluation of our net deferred tax assets (approx. $1.4 million) and the transition tax on the deemed repatriation of foreign earnings (approx. $0.3 million). In addition, we recorded an income tax benefit of approximately $0.4 million and $0.3 million for the first quarters of fiscal 2018 and 2017, pursuant to ASU 2016-09, Improvements to Employee Share-based Payment Accounting.  We recognize the effects of tax legislation in the period in which the law is enacted. Our deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse. Based on the Tax Act and a change accelerating certain tax deductions on our 2017 federal tax return, we recorded $0.8 million of a tax benefit as a discrete item during our third fiscal quarter of 2018.  Additionally, we also recorded approximately $0.2 million of tax expense related to return to provision differences upon the filing of the 2017 tax return during our third fiscal quarter of 2018.

Net loss (income) attributable to noncontrolling interest

	2018	Change	2017	Change	2016
	(Dollars in thousands)
Net loss (income) attributable to noncontrolling interest	$269	598.1%	$(54)	(87.6)%	$(437)
Percentage of net sales	0.0%		0.0%		0.0%

      For fiscal 2018, the net loss attributable to noncontrolling interest is due to a loss from Avocados de Jalisco. For fiscal 2016, the noncontrolling interest for Salsa Lisa is recorded at the greater of the noncontrolling interest balance adjusted for the attribution of loss or the amount redeemable pursuant to the buyout process contained in the amended and restated limited liability company agreement of Calavo Salsa Lisa LLC. For fiscal 2016, we recorded an adjustment of $486,000 to increase the noncontrolling interest balance to the currently expected redeemable amount of $771,000. This adjustment has been included in net loss attributed to noncontrolling interest. See Note 2 in our consolidated financial statements for further information.

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2018.  The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with our audited consolidated financial statements included in this Annual Report.  In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results.

	Three months ended
	Oct. 31, 2018	July 31, 2018	Apr. 30, 2018	Jan. 31, 2018	Oct. 31, 2017	July 31, 2017	Apr. 30, 2017	Jan. 31, 2017
	(in thousands, except per share amounts)
Statement of Income Data
Net sales	$280,005	$296,419	$264,405	$247,928	$277,204	$301,645	$270,162	$226,554
Cost of sales	257,738	263,349	232,436	221,618	245,689	276,793	233,909	204,630
Gross profit	22,267	33,070	31,969	26,310	31,515	24,852	36,253	21,924
Selling, general and administrative	14,796	13,893	12,875	15,517	14,701	12,698	15,426	13,826
Operating income	7,471	19,177	19,094	10,793	16,814	12,154	20,827	8,098
Other income (expense), net	(131)	271	11	(105)	(185)	(131)	(54)	(150)
Income before provision for income taxes and income (loss) from unconsol. entities	7,340	19,448	19,105	10,688	16,629	12,023	20,773	7,948
Provision for income taxes	250	3,403	4,764	4,302	6,567	3,719	7,603	2,561
Income (loss) from unconsolidated entities	(8,451)	(3,677)	(325)	603	311	492	(236)	(166)
Net income	(1,361)	12,368	14,016	6,989	10,373	8,796	12,934	5,221
Add: Net (inc) loss-noncontrolling int.	31	(18)	106	150	(107)	14	11	28
Net income (loss) -Calavo Growers, Inc	$(1,330)	$12,350	$14,122	$7,139	$10,266	$8,810	$12,945	$5,249
Basic	$(0.08)	$0.71	$0.81	$0.41	$0.59	$0.51	$0.74	$0.30
Diluted	$(0.08)	$0.70	$0.80	$0.41	$0.59	$0.50	$0.74	$0.30
Number of shares used in per share computation:
Basic	17,482	17,481	17,481	17,446	17,429	17,428	17,426	17,374
Diluted	17,581	17,581	17,580	17,525	17,544	17,544	17,539	17,430

Liquidity and Capital Resources

Operating activities for fiscal 2018, 2017 and 2016 provided cash flows of $48.4 million, $62.1 million and $62.0 million.  Fiscal year 2018 operating cash flows reflect our net income of $32.0 million, net increase of noncash charges (depreciation and amortization, income/(loss) from unconsolidated entities, provision for losses on accounts receivable, deferred income taxes, and stock compensation expense) of $34.5 million and a net decrease from changes in the non-cash components of our working capital accounts of approximately $18.1 million.

Fiscal year 2018 decreases in operating cash flows, caused by working capital changes, includes a decrease in trade accounts payable, accrued expenses, and other long-term liabilities of $8.0 million, an increase in inventory of $4.1 million, an increase in other assets of $3.1 million, a decrease in payable to growers of $2.5 million, an increase in income tax receivable of $2.1 million, an increase in advances to suppliers of $1.0 million, and an increase in prepaid expenses and other current assets of $0.7 million, partially offset by, a decrease in accounts receivable of $3.6 million.

The decrease in accounts payable and accrued expenses is primarily related to a decrease in our payables related to RFG. The increase in our inventory balance is primarily related to an increase of guacamole on hand at October 31, 2018 as compared to the same prior year period. The increase in other assets is due to an increase in Mexican IVA tax receivable (see Note 15 to our consolidated condensed financial statements). The decrease in payable to our growers primarily reflects a decrease in our Mexican avocado grower payable due to lower avocado prices in October 2018 compared to October 2017. The increase in advances to suppliers is mainly due to an increase in advances to our tomato growers in fiscal 2018 compared to fiscal 2017. The decrease in our accounts receivable, as of October 31, 2018 when compared to October 31, 2017, primarily reflects more receivable collections in the month of October 2018, as compared to October 2017.

Cash used in investing activities was $30.2 million, $53.7 million and $21.7 million for fiscal years 2018, 2017, and 2016.  Fiscal year 2018 cash flows used in investing activities include capital expenditures of $15.0 million of property, plant and equipment. It also includes loans to FreshRealm of $11.5 million, an additional investment in FreshRealm of $3.5 million, an infrastructure loan to Agricola Belher of $3.0 million, and additional investment in Agricola Don Memo of $0.1 million, partially offset by proceeds received from the repayment of a loan to FreshRealm of $2.5 million and the repayment of loans to San Rafael of $0.4 million.

Cash used in financing activities was $23.3 million, $15.7 million and $33.6 million for fiscal years 2018, 2017 and 2016.  Cash used during fiscal year 2018 primarily to the payment of our $16.7 million dividend, payments on our credit facilities totaling $5.0 million, and the payment of minimum withholding taxes on net share settlement of equity awards of $1.6 million.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities.  Cash and cash equivalents as of October 31, 2018 and 2017 totaled $1.5 million and $6.6 million.  Our working capital at October 31, 2018 was $29.6 million, compared to $3.7 million at October 31, 2017.

We believe that cash flows from operations and the available Credit Facility will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for the next twelve months.  We will continue to evaluate grower recruitment opportunities, expanded relationships with retail and club customers, and exclusivity arrangements with food service companies to fuel growth in each of our business segments.  We have a revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West, as joint lead arranger. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases.  Total credit available under this agreement is $80 million, and will expire in June 2021. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our line of credit the weighted-average interest rate was 3.4% and 2.2% at October 31, 2018 and 2017.  Under this credit facility, we had $15.0 million and $20.0 million outstanding as of October 31, 2018 and 2017.

     This Credit Facility contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all such covenants at October 31, 2018.

The following table summarizes contractual obligations pursuant to which we are required to make cash payments.  The information is presented as of our fiscal year ended October 31, 2018:

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (including interest)	$441	$140	$237	$64	$—
Revolving credit facilities	15,000	15,000	—	—	—
Defined benefit plan	147	35	70	42	—
Operating lease commitments	53,588	5,455	9,374	8,349	30,410
Total	$69,176	$20,630	$9,681	$8,455	$30,410

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

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued an ASU, Stock Compensation (Topic 718), Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance clarifies that modification accounting will be applied if the value, vesting conditions or classification of the award changes. The Company adopted this new standard at the beginning of fiscal 2018. The adoption of the amendment did not have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued an ASU, which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The guidance is effective for fiscal years and interim period within those fiscal years beginning after December 15, 2017. Early adoption is permitted. The impact of the adoption of this ASU on our consolidated statements of income depends on the net unrealized gain or loss on our equity investment.  For the year ended October 31, 2018 and 2017, the net unrealized gain on our equity investment was $2.2 million and $6.3 million which relates solely to our investment in Limoneira.

In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard is intended to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. The standard also requires expanded disclosures surrounding revenue recognition. During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017, which will be our first quarter of fiscal 2019. We will adopt the new standard using the modified retrospective transition method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings on the first day of our 2019 fiscal year. This standard will not have material impact on our results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations.  All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes.  The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2018.

(All amounts in thousands)	Expected maturity date October 31,
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$1,520	$—	$—	$—	$—	$—	$1,520	$1,520
Accounts receivable (1)	66,143	—	—	—	—	—	66,143	66,143

Liabilities
Payable to growers (1)	$14,001	$—	$—	$—	$—	$—	$14,001	$14,001
Accounts payable (1)	13,735	—	—	—	—	—	13,735	13,735
Current borrowings pursuant to credit facilities (1)	15,000	—	—	—	—	—	15,000	15,000
Fixed-rate long-term obligations (2)	118	122	122	70	—	—	432	447

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

Our Mexican-based operations transact a significant portion of business in Mexican pesos.  Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates.  Management does, however, evaluate this opportunity from time to time.  Total foreign currency translation losses for fiscal years 2018, 2017, and 2016, net of gains, were $0.8 million, $0.3 million and $1.1 million.

Item 8. Financial Statements and Supplementary Data

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$1,520	$6,625
Accounts receivable, net of allowances of $3,227 (2018) $2,490 (2017)	66,143	69,750
Inventories, net	35,044	30,858
Prepaid expenses and other current assets	16,727	6,872
Advances to suppliers	5,555	4,346
Income taxes receivable	3,521	1,377
Total current assets	128,510	119,828
Property, plant, and equipment, net	122,143	120,072
Investment in Limoneira Company	42,609	40,362
Investment in unconsolidated entities	24,805	33,019
Deferred income taxes	4,377	9,783
Goodwill	18,262	18,262
Other assets	27,030	22,791
	$367,736	$364,117
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$14,001	$16,524
Trade accounts payable	13,735	22,911
Accrued expenses	38,521	39,946
Short-term borrowings	15,000	20,000
Dividend payable	17,568	16,657
Current portion of long-term obligations	118	129
Total current liabilities	98,943	116,167
Long-term liabilities:
Long-term obligations, less current portion	314	439
Deferred rent	2,678	2,732
Other long-term liabilities	842	657
Total long-term liabilities	3,834	3,828
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,567 (2018) and 17,533 (2017) shares issued and outstanding)	18	18
Additional paid-in capital	157,928	154,243
Accumulated other comprehensive income	12,141	10,434
Noncontrolling interest	1,748	1,016
Retained earnings	93,124	78,411
Total shareholders' equity	264,959	244,122
	$367,736	$364,117

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended October 31,

	2018	2017	2016

Net sales	$1,088,758	$1,075,565	$935,679
Cost of sales	975,142	961,021	828,145
Gross profit	113,616	114,544	107,534
Selling, general and administrative	57,081	56,651	46,440
Operating income	56,535	57,893	61,094
Interest income	318	24	132
Interest expense	(831)	(1,023)	(756)
Other income, net	559	479	428
Income before provision for income taxes and income (loss) from unconsolidated entities	56,581	57,373	60,898
Provision for income taxes	12,719	20,450	21,869
Income (loss) from unconsolidated entities	(11,850)	401	(570)
Net income	32,012	37,324	38,459
Less: Net loss (income) attributable to noncontrolling interest	269	(54)	(437)
Net income attributable to Calavo Growers, Inc.	$32,281	$37,270	$38,022

Calavo Growers, Inc.’s net income per share:
Basic	$1.85	$2.14	$2.19
Diluted	$1.84	$2.13	$2.18

Number of shares used in per share computation:
Basic	17,477	17,416	17,347
Diluted	17,568	17,514	17,431

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended
	October 31,
	2018	2017	2016
Net income	$32,012	$37,324	$38,459
Other comprehensive income, before tax:
Unrealized investment gains	2,247	6,327	6,621
Income tax expense related to items of other comprehensive income	(540)	(2,437)	(2,496)
Other comprehensive income, net of tax	1,707	3,890	4,125
Comprehensive income	33,719	41,214	42,584
Less: Net loss (Income) attributable to noncontrolling interest	269	(54)	(437)
Comprehensive income – Calavo Growers, Inc.	$33,988	$41,160	$42,147

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Interest	Total

Balance, October 31, 2015	17,384	17	147,063	2,419	35,472	1,011	185,982
Exercise of stock options and income tax benefit	5	—	551	—	—	—	551
Stock compensation expense	—	—	2,134	—	—	—	2,134
Restricted stock issued	51	—	—	—	—	—	—
Unrealized gain on Limoneira investment, net	—	—	—	4,125	—	—	4,125
Dividend declared to shareholders	—	—	—	—	(15,696)	—	(15,696)
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	(49)	(49)
Net income attributable to Calavo Growers, Inc	—	—	—	—	38,022	—	38,022
Balance, October 31, 2016	17,440	17	149,748	6,544	57,798	962	215,069
Exercise of stock options and income tax benefit	2	—	404	—	—	—	404
Stock compensation expense	—	—	3,148	—	—	—	3,148
Restricted stock issued	91	1	1,172	—	—	—	1,173
Unrealized gain on Limoneira investment, net	—	—	—	3,890	—	—	3,890
Dividend declared to shareholders	—	—	—	—	(16,657)	—	(16,657)
Salsa Lisa contingent consideration adjustment	—	—	(229)	—	—	—	(229)
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	54	54
Net income attributable to Calavo Growers, Inc.	—	—	—	—	37,270	—	37,270
Balance, October 31, 2017	17,533	18	154,243	10,434	78,411	1,016	244,122
Exercise of stock options and income tax benefit	3	—	53	—	—	—	53
Stock compensation expense	—	—	3,742	—	—	—	3,742
Restricted stock issued	31	—	891	—	—	—	891
Unrealized gain on Limoneira investment, net	—	—	—	1,707	—	—	1,707
Dividend declared to shareholders	—	—	—	—	(17,568)	—	(17,568)
Noncash transfer of noncontrolling interest	—	—	(1,001)	—	—	1,001	—
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	(269)	(269)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	32,281	—	32,281
Balance, October 31, 2018	17,567	$18	$157,928	$12,141	$93,124	$1,748	$264,959

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2018	2017	2016

Cash Flows from Operating Activities:
Net income	$32,012	$37,324	$38,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,042	10,691	8,812
Provision for losses (recoveries) on accounts receivable	(10)	1,230	47
Loss (income) from unconsolidated entities	11,851	(401)	570
Stock compensation expense	4,633	4,320	2,134
Loss on disposal of property, plant, and equipment	121	74	248
Excess tax benefit from stock-based compensation	—	—	(447)
Deferred income taxes	4,866	2,725	1,603
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	3,617	(879)	(11,542)
Inventories, net	(4,186)	991	(5,498)
Prepaid expenses and other current assets	(729)	(1,447)	(5,097)
Advances to suppliers	(1,009)	79	(1,605)
Income taxes receivable/payable	(2,144)	(1,043)	6,224
Other assets	(3,118)	(2,362)	683
Payable to growers	(2,524)	(4,239)	18,084
Deferred rent	(54)	425	1,697
Trade accounts payable, accrued expenses and other long-term liabilities	(7,942)	14,652	7,596
Net cash provided by operating activities	48,426	62,140	61,968
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(15,004)	(44,510)	(21,859)
Investment in unconsolidated entities	(3,500)	(9,067)	(3,900)
Proceeds received for repayment of San Rafael note	436	409	28
Infrastructure advance to Agricola Belher	(3,000)	—	—
Loan to FreshRealm	(11,500)	—	—
Proceeds received for repayment of loan to FreshRealm	2,500	—	4,000
Investment in Agricola Don Memo	(136)	(500)	—
Net cash used in investing activities	(30,204)	(53,668)	(21,731)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(16,657)	(15,696)	(13,907)
Proceeds from revolving credit facility	278,500	163,500	217,230
Payments on revolving credit facility	(283,500)	(162,500)	(235,140)
Payment of minimum withholding taxes on net share settlement of equity awards	(1,587)	—	—
Purchase of noncontrolling interest of Salsa Lisa	—	(1,000)	(91)
Payments on long-term obligations	(136)	(58)	(2,209)
Proceeds from stock option exercises	53	65	104
Excess tax benefit from stock-based compensation	—	—	447
Net cash used in financing activities	(23,327)	(15,689)	(33,566)
Net decrease in cash and cash equivalents	(5,105)	(7,217)	6,671
Cash and cash equivalents, beginning of period	6,625	13,842	7,171
Cash and cash equivalents, end of period	$1,520	$6,625	$13,842
Supplemental Information:
Cash paid during the year for:
Interest	$874	$1,094	$741
Income taxes	$9,262	$17,011	$14,425
Noncash Investing and Financing Activities:
Declared dividends payable	$17,568	$16,657	$15,696
Acquisitions of property, plant, and equipment with capital lease	$—	$8,368	$—
Investment in FreshRealm included in accrued expenses	$—	$—	$1,600
Property, plant, and equipment included in trade accounts payable and accrued expenses	$946	$1,833	$4,574
Collection for Agricola Belher Infrastructure Advance	$200	$200	$1,045
Unrealized investment gain	$2,247	$6,326	$6,621

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the business

Business

Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and a provider of value-added fresh food.  Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers on a worldwide basis. We procure avocados from California, Mexico and other growing regions around the world.  Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) create, process and package a portfolio of healthy fresh foods including fresh-cut fruit and vegetables, and prepared foods and (iii) process and package guacamole and salsa. We distribute our products both domestically and internationally and report our operations in three different business segments:  Fresh products, Calavo Foods and Renaissance Food Group (RFG).

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the U.S.

Our consolidated financial statements include the accounts of Calavo Growers, Inc. and our wholly owned subsidiaries, Calavo de Mexico S.A. de C.V. (Calavo de Mexico), Calavo Foods de Mexico S.A. de C.V., Calavo Growers de Mexico, S. de R.L. de C.V. ( Calavo Growers de Mexico), Maui Fresh International, Inc. (Maui), Hawaiian Sweet, Inc. (HS), Hawaiian Pride, LLC (HP), Calavo Salsa Lisa, LLC (CSL), Avocados de Jalisco, S.A.P.I. de C.V. (Avocados de Jalisco), in which we have an 83 percent ownership interest, and RFG.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Among the significant estimates affecting the financial statements are those related to valuation allowances for accounts receivable, goodwill, grower advances, inventories, long-lived assets, valuation of and estimated useful lives of identifiable intangible assets, stock-based compensation, promotional allowances and income taxes.  On an ongoing basis, management reviews its estimates based upon currently available information.  Actual results could differ materially from those estimates.

Cash and Cash Equivalents

We consider all highly liquid financial instruments purchased with an original maturity date of three months or less to be cash equivalents.  The carrying amounts of cash and cash equivalents approximate their fair values.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of non-trade receivables, infrastructure advances and prepaid expenses. Non-trade receivables were $4.9 million and $4.7 million at October 31, 2018 and 2017.  Included in non-trade receivables are $1.5 million and $1.4 million related to the current portion of non-CDM Mexican IVA (i.e. value-added) taxes at October 31, 2018 and 2017 (See Note 15).  Infrastructure advances are discussed below.  In addition, loans of $9.0 million to FreshRealm are included in prepaid expenses and other current assets (See Note 8). Prepaid expenses totaling $2.8 million and $2.9 million at October 31, 2018 and 2017, are primarily for insurance, rent and other items.

Inventories

Inventories are stated at the lower of cost and net realizable value.  Cost is computed on a monthly weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs.  Costs included in inventory primarily include the following: fruit, picking and hauling, overhead, labor, materials and freight.

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

In August 2017, the Company implemented a new financial accounting system in one of our three business segments.  In fiscal 2017, we capitalized software development costs of $1.8 million for internal use beginning in the application development stage and ending when the asset is placed into service.  Costs capitalized include coding and testing activities and various implementation costs.  These costs are limited to (1) external direct costs of materials and services consumed in developing or obtaining internal-use computer software; (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project to the extent of the time spent directly on the project; and (3) interest cost incurred while developing internal-use computer software.

Goodwill and Acquired Intangible Assets

Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment.  We can use a qualitative test, known as "Step 0," or a two-step quantitative method to determine whether impairment has occurred. In Step 0, we elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In fiscal 2018, 2017 and 2016, we elected to implement Step 0 and were not required to conduct the remaining two step analysis. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units.  The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.  The results of our Step 0 assessments indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the years ended October 31, 2018 and 2017.

Long-lived Assets

Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable.  The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition.  The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors.  Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance.  If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset.  For fiscal years 2018 and 2017, we performed our annual assessment of long-lived assets and determined that no impairment indicators existed as of October 31, 2018 and 2017.

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

In December 2014, Calavo formed a wholly owned subsidiary Calavo Growers De Mexico, S. de R.L. de C.V. (Calavo Sub).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de C.V., (Belo) a Mexican Company owned by Agricola Belher, and Agricola Don Memo, S.A. de C.V. (Don Memo). Don Memo, a Mexican corporation formed in July 2013, is engaged in the business of owning and improving land in Jalisco, Mexico for the growing of tomatoes and other produce and the sale and distribution of tomatoes and other produce.  Belo and Calavo Sub have an equal one-half ownership interest in Don Memo.  Pursuant to a management service agreement, Belo, through its officers and employees, shall have day-to-day power and authority to manage the operations. In fiscal 2018 and 2017, we contributed $0.1 million and $0.5 million as investments in Don Memo. These investment contributions represent Calavo Sub’s 50% ownership in Don Memo, which is included in investment in unconsolidated entities on our balance sheet. We use the equity method to account for this investment.  As of October 31, 2018 and 2017, we have an investment of $4.9 million and $4.6 million in Don Memo.

As of October 31, 2018 and 2017, we have an investment of $19.9 million and $28.4 million in FreshRealm, LLC (“FreshRealm”). We record the amount of our investment in FreshRealm in “Investment in unconsolidated entities” on our Consolidated Balance Sheets and recognize losses in FreshRealm in “Income/(loss) in unconsolidated entities” in our Consolidated Condensed Statement of Income. See Note 16 for additional information.

Effective July 31, 2018, we entered into a Note and Membership Unit Purchase Agreement (“NMUPA”) with FreshRealm, pursuant to which we agreed to provide additional financing to FreshRealm, subject to certain terms and conditions.  Pursuant to such NMUPA, we entered into a Subscription Agreement with FreshRealm, whereby we purchased $3.5 million of equity units in FreshRealm, on July 31, 2018.  FreshRealm concurrently entered into subscription agreements with certain third-party investors for an additional $3.5 million of equity investments.  As of October 31, 2018, our ownership percentage in FreshRealm was approximately 37%.

In order to estimate the fair value of our investment in Freshrealm we hired an independent third-party expert to provide their written opinion on the fair value of our investment.  We reviewed and considered their independent expert opinion in making our determination.

Marketable Securities

Our marketable securities consist of our investment in Limoneira Company (Limoneira) stock.  We currently own less than 10% of Limoneira’s outstanding common stock.  These securities are considered available for sale securities based on management’s intent with respect to such securities and are carried at fair value as determined from quoted market prices.  The estimated fair value, cost, and gross unrealized gain related to such investment was $42.6 million, $23.5 million and $19.1 million as of October 31, 2018.  The estimated fair value, cost, and gross unrealized gain related to such investment was $40.4 million, $23.5 million and $16.9 million as of October 31, 2017.

Advances to Suppliers

We advance funds to third-party growers primarily in Mexico for various farming needs.  Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances.  We continuously evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance.  No such allowance was required at October 31, 2018. We recorded an allowance of $0.4 million at October 31, 2017.

Pursuant to our distribution agreement, which was amended in fiscal 2011, with Agricola Belher (Belher) of Mexico, a producer of fresh vegetables, primarily tomatoes, for export to the U.S. market, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our company, primarily our Arizona facility.  In exchange, we agreed to sell and distribute such tomatoes, make advances to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances.  Pursuant to such amended agreement with Belher, we agreed to advance $3.0 million per annum for operating purposes through 2019.  These advances will be collected through settlements by the end of each year.  For fiscal 2018 and 2017, we agreed to advance $4.0 million for preseason advances. As of October 31, 2018 and 2017, we have total advances of $4.0 million to Belher pursuant to this agreement, which is recorded in advances to suppliers.

Similar to Belher, we make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from such tomato sales to Don Memo, net of our commission and aforementioned advances. As of October 31, 2018 and 2017, we have total advances of $2.5 million and $1.6 million to Don Memo, which is recorded in advances to suppliers, offset by tomato liabilities from the sales of tomatoes per the tomato marketing agreement.

Infrastructure Advances

Pursuant to our infrastructure agreements, we make advances to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned/controlled by Belher, as well as packing line equipment.  In August 2018, we entered into an amended infrastructure agreement with Belher and advanced $3.0 million.  This amount shall be paid back in annual installments of $0.6 million through June 2023, and incurs interest at Libor plus 10%.  Advances prior to this amended agreement incur interest at Libor plus 3.0%.  As of October 31, 2018, we have advanced a total of $3.4 million ($0.8 million included in prepaid expenses and other current assets and $2.6 million included in other long-term assets).  As of October 31, 2017, we have advanced a total of $0.6 million ($0.2 million included in prepaid expenses and other current assets and $0.4 million included in other long-term assets).  Belher may prepay, without penalty, all or any portion of the advances at any time.  In order to secure their obligations pursuant to both agreements discussed above, Belher granted us a first-priority security interest in certain assets, including cash, inventory and fixed assets, as defined.

Accrued Expenses

Included in accrued expenses at October 31, 2018 and 2017 are liabilities related to the receipt of goods and/or services for which an invoice has not yet been received. These totaled approximately $20.9 million and $24.8 million for the year ended October 31, 2018 and 2017.

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

Customers

     We sell to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesale customers.  Our top ten customers accounted for approximately 59%, 59% and 52% of our consolidated net sales in fiscal years 2018, 2017 and 2016, respectively.  Sales to our largest customer, Kroger (including its affiliates),  represented approximately 20%, 19%, and 17% of net sales in each of fiscal years 2018, 2017, and 2016.  Additionally, Wal-Mart (including its affiliates) represented approximately 10% of net sales in fiscal year 2018.  No other single customer accounted for more than 10% of our net sales in any of the last three fiscal years.

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

Consignment Arrangements

We frequently enter into consignment arrangements with avocado and tomato growers and packers located outside of the U.S. and growers of certain perishable products in the U.S. Although we generally do not take legal title to these avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and pricing risk) that are consistent with acting as a principal in the transaction.  Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements.  Amounts recorded for each of the fiscal years ended October 31, 2018, 2017 and 2016 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2018	2017	2016

Sales	$43,490	$25,891	$34,919
Cost of Sales	38,186	22,784	30,729
Gross Profit	$5,304	$3,107	$4,190

Advertising Expense

Advertising costs are expensed when incurred and are generally included as a component of selling, general and administrative expense. Such costs were approximately $0.2 million, $0.1 million and $0.2 million for fiscal years 2018, 2017, and 2016.

Research and Development

 Research and development costs are expensed as incurred and are generally included as a component of selling, general and administrative expense. Total research and development costs for fiscal years 2018, 2017 and 2016 were less than $0.1 million.

Other Income

Included in other income is dividend income totaling $0.6 million for fiscal year 2018.  Dividend income totaled $0.5 million and $0.6 million for fiscal years 2017 and 2016.  See Note 8 for related party disclosure related to other income.

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

Basic and diluted net income per share is calculated as follows (U.S. dollars in thousands, except per share data):

	Year ended October 31,
	2018	2017	2016
Numerator:
Net Income attributable to Calavo Growers, Inc.	$32,281	$37,270	$38,022
Denominator:
Weighted average shares - Basic	17,477	17,416	17,347
Effect on dilutive securities – Restricted stock/options	91	98	84
Weighted average shares - Diluted	17,568	17,514	17,431
Net income per share attributable to Calavo Growers, Inc:
Basic	$1.85	$2.14	$2.19
Diluted	$1.84	$2.13	$2.18

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

For the years ended October 31, 2018, 2017 and 2016, we recognized compensation expense of $4.6 million, $4.3 million, and $2.1 million related to stock-based compensation (See Note 12).  The value of the stock-based compensation was determined from quoted market prices at the date of the grant.

Foreign Currency Translation and Remeasurement

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs.  The functional currency of our foreign subsidiaries is the United States dollar.  As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates.  Sales and expenses are translated using a weighted-average exchange rate for the period.  Gains and losses resulting from those remeasurements are included in income.  Gains and losses resulting from foreign currency transactions are also recognized currently in income. Total foreign currency translation losses for fiscal 2018, 2017 and 2016, net of gains, were $0.8 million, $0.3 million, and $1.1 million.

Fair Value of Financial Instruments

We believe that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets.  Due to current market rates, we believe that our fixed-rate long-term obligations have the same fair value and carrying value of approximately $0.4 million and $0.6 million as of October 31, 2018 and 2017.

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

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued an ASU, Stock Compensation (Topic 718), Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance clarifies that modification accounting will be applied if the value, vesting conditions or classification of the award changes. The Company adopted this new standard at the beginning of fiscal 2018. The adoption of the amendment did not have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued an ASU, which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The guidance is effective for fiscal years and interim period within those fiscal years beginning after December 15, 2017. Early adoption is permitted. The impact of the adoption of this ASU on our consolidated statements of income depends on the net unrealized gain or loss on our equity investment.  For the year ended October 31, 2018 and 2017, the net unrealized gain on our equity investment was $2.2 million and $6.3 million which relates solely to our investment in Limoneira.

In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard is intended to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. The standard also requires expanded disclosures surrounding revenue recognition. During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017, which will be our first quarter of fiscal 2019. We will adopt the new standard using the modified retrospective transition method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings on the first day of our 2019 fiscal year.  This standard will not have material impact on our results of operations or financial position.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in a company's net assets, except changes resulting from transactions with shareholders.  For the fiscal year ended October 31, 2018, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $1.7 million, net of income taxes.  Limoneira’s stock price at October 31, 2018 equaled $24.65 per share.  For the fiscal year ended October 31, 2017, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $3.9 million, net of income taxes.  Limoneira’s stock price at October 31, 2017 equaled $23.35 per share.  For the fiscal year ended October 31, 2016, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $4.1 million, net of income taxes.  Limoneira’s stock price at October 31, 2016 equaled $19.69 per share.

Noncontrolling Interest

The following tables reconcile shareholders’ equity attributable to noncontrolling interest related to the Salsa Lisa acquisition, and Avocados de Jalisco (in thousands).

	Year ended	Year ended
Salsa Lisa noncontrolling interest	October 31, 2018	October 31, 2017

Noncontrolling interest, beginning	$—	$771
Purchase of noncontrolling interest of Salsa Lisa	—	(771)
Noncontrolling interest, ending	$—	$—

In March 2017, pursuant to the Amended and Restated Limited Liability Company Agreement dated February 8, 2010 entered into by Calavo Growers, Inc., Calavo Salsa Lisa LLC, Lisa’s Salsa Company, Elizabeth Nicholson and Eric Nicholson, we purchased the 35 percent ownership of Calavo Salsa Lisa not held by us for $1.0 million.

	Year ended	Year ended
Avocados de Jalisco noncontrolling interest	October 31, 2018	October 31, 2017

Noncontrolling interest, beginning	$1,016	$962
Noncash transfer of noncontrolling interest	1,001	—
Net income (loss) attributable to noncontrolling interest of Avocados de Jalisco	(269)	54
Noncontrolling interest, ending	$1,748	$1,016

3.    Inventories

Inventories consist of the following (in thousands):

	October 31,
	2018	2017

Fresh fruit	$12,902	$14,566
Packing supplies and ingredients	10,889	9,755
Finished prepared foods	11,253	6,537
	$35,044	$30,858

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

We recorded an adjustment of $0.4 million to adjust our fresh fruit inventory to the net realizable value as of October 31, 2017.  No adjustment was necessary as of October 31, 2018.

4.     Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2018	2017

Land	$11,569	$11,569
Buildings and improvements	44,828	44,338
Leasehold improvements	26,004	25,030
Equipment	89,451	79,023
Information systems - hardware and software	10,752	10,264
Construction in progress	5,867	7,487
	188,471	177,711
Less accumulated depreciation and amortization	(66,328)	(57,639)
	$122,143	$120,072

Depreciation expense was $11.9 million, $9.5 million and $7.3 million for fiscal years 2018, 2017, and 2016, of which $0.3 million, $0.5 million and $0.5 million was related to depreciation on capital leases for fiscal year 2018, 2017, and 2016.

Property, plant, and equipment include various capital leases which total $3.4 million and $3.4 million, less accumulated depreciation of $3.3 million and $3.0 million as of October 31, 2018 and 2017.

5.     Other Assets

Other assets consist of the following (in thousands):

	October 31,	October 31,
	2018	2017
Intangibles, net	$1,109	$2,226
Mexican IVA (i.e. value-added) taxes receivable (see note 15)	21,859	18,174
Infrastructure advance to Agricola Belher	2,600	400
Loan to FreshRealm members	—	315
Notes receivable from San Rafael	39	493
Other	1,423	1,183
	$27,030	$22,791

The intangible assets consist of the following (in thousands):

		October 31, 2018			October 31, 2017
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	8.0 years	$7,640	$(7,106)	$534	$7,640	$(6,181)	$1,459
Trade names	8.5 years	2,760	(2,672)	88	2,760	(2,529)	231
Trade secrets/recipes	9.3 years	630	(418)	212	630	(369)	261
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$11,305	$(10,196)	$1,109	$11,305	$(9,079)	$2,226

We recorded amortization expense of approximately $1.1 million, $1.2 million, and $1.5 million for fiscal years 2018, 2017, and 2016.  We anticipate recording amortization expense of approximately $0.7 million, $0.1 million, $0.1 million, and $0.1 million for fiscal years 2019 through 2022.  The remainder which is less than $0.1 million will be amortized over fiscal years 2022 through 2023.

6.     Revolving Credit Facilities

    In June 2016, we entered into a new Credit Agreement with Bank of America, N.A. (Bank of America) as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West (FCW), as joint lead arranger. The Credit Agreement provides for a five-year, $80 million syndicated senior unsecured revolving credit facility maturing on June 14, 2021 (the Credit Facility), which replaces the Company’s prior revolving credit facilities, which were scheduled to expire on July 1, 2016. For our line of credit the weighted-average interest rate was 3.4% and 2.2% at October 31, 2018 and 2017.  Under this credit facility, we had $15.0 million and $20.0 million outstanding as of October 31, 2018 and 2017.

    Provided there exists no default, upon notice to Bank of America, the Company may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million (the Accordion). Any future exercises of the Accordion would require additional commitments from existing or new lenders.

    Borrowings under the Credit Facility will be at the Company’s discretion either at a Eurodollar Rate (LIBOR) loan plus applicable margin or a base rate loan plus applicable margin. The applicable margin will be based on the Company’s Consolidated Leverage Ratio and can range from 1.00% to 1.50% for LIBOR loans and 0.00% to 0.50% for Base Rate Loans. The Credit Facility also includes a commitment fee on the unused commitment amount at a rate per annum of 0.15%.

   The Credit Facility contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all such covenants at October 31, 2018.

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

7.     Commitments and Contingencies

Commitments and guarantees

We lease facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2031. We are committed to make minimum cash payments under these agreements as of October 31, 2018, as follows (in thousands):

2019	$5,455
2020	4,888
2021	4,486
2022	4,171
2023	4,178
Thereafter	30,410
$53,588

Total rent expense amounted to approximately $6.4 million, $6.0 million and $5.8 million for the years ended October 31, 2018, 2017, and 2016.  Rent to Limoneira, for our corporate office, amounted to approximately $0.3 million for fiscal years 2018, 2017, and 2016.

Effective January 28, 2016, Calavo Growers, Inc. and Bank of America, N.A., entered into a Continuing and Unconditional Guaranty agreement (the “Guaranty”). Under the terms of the Guaranty, the Company unconditionally guarantees and promises to pay Bank of America any and all Indebtedness, as defined therein, of our unconsolidated subsidiary Agricola Don Memo, S.A. de C.V. to Bank of America. Grupo Belo del Pacifico, S.A. de C.V. has also entered into a similar guarantee with Bank of America. These guarantees relate to a new loan in the amount of $4.5 million loan from Bank of America to Don Memo that closed on January 28, 2016. On January 29, 2016, Don Memo, used the proceeds from the new Bank of America loan to repay $4.0 million due the Company. In December 2018, Don Memo received third party financing, repaid its loan to Bank of America and therefore, it is no longer necessary for Calavo to guarantee Don Memo’s indebtedness.

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

However, the outcome of all litigation is inherently uncertain. If one or more of the lawsuits referred to in this paragraph is resolved against the Company in a reporting period for amounts in excess of management’s expectations, our financial condition and operating results for that reporting period could be materially and adversely affected.

Mexico tax audits

    We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in Mexico and the U.S. During our third quarter of fiscal 2016, our wholly-owned subsidiary, Calavo de Mexico (CDM), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (MFM) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary.  MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (VAT).  During our fourth fiscal quarter of 2016, we provided a written rebuttal to MFM’s preliminary observations  and requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman) so that a full discussion of the case between us, the MFM and the PRODECON, as appropriate, can lead to a reconsideration of the MFM findings. During our third and fourth fiscal quarters of 2017, several meetings between MFM, PRODECON and us took place and on November 28, 2017, the initial PRODECON process concluded. In April 2018, we filed a second formal agreement before the PRODECON, so that we can continue the discussion of the case between us, the MFM and the PRODECON. During this meeting and discussion period, the statutory period that MFM has in order to issue the tax assessment has been suspended. Currently, we are waiting for the response of the MFM and the PRODECON regarding our next meeting date. We believe we have the legal arguments and documentation to sustain the positions challenged by tax authorities.

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

    We have consulted with both an internationally recognized tax advisor, as well as a global law firm with offices throughout Mexico, and we continue to believe this tax assessment is without merit.   In August 2018, we filed an administrative appeal on the 2013 Assessment.  The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities forcing the legal office within the SAT to rule on the matter.  This process preserves the taxpayer’s right to litigate in tax court if the administrative appeal process ends without a favorable or just resolution.  Here, CDM has appealed our case to the SAT’s central legal department in Mexico City.  Furthermore, in August 2018, we received a favorable ruling from the SAT’s central legal department in Mexico City on another tax matter (see footnote 15 regarding VAT refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2013 Assessment.  We believe this recent ruling significantly undermines the 2013 Assessment we received in July 2018.

    We continue to believe that the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial position, results of operations and cash flows.

    However, the outcome of all litigation is inherently uncertain. If one or more of the lawsuits referred to in this paragraph is resolved against the Company in a reporting period for amounts in excess of management’s expectations, our financial condition and operating results for that reporting period could be materially and adversely affected.

8.     Related-Party Transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers.  During the years ended October 31, 2018, 2017, and 2016, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $11.2 million, $19.8 million and $25.5 million.  We did not have any amounts due to Board members as of October 31, 2018 and 2017.

During fiscal years 2018, 2017, and 2016, we received $0.4 million, $0.4 million and $0.3 million as dividend income from Limoneira.  In addition, we lease office space from Limoneira for our corporate office.  Rent to Limoneira amounted to approximately $0.3 million for fiscal years 2018, 2017, and 2016.  Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company. We have less than 10% ownership interest in Limoneira.  Additionally, our Chief Executive Officer is a member of the Limoneira Board of Directors.  In December 2018, our Chief Executive Officer retired from Limoneira’s Board of Directors.

We currently have a member of our Board of Directors who also serves as a partner in the law firm of TroyGould PC, which frequently represents Calavo as legal counsel. During the years ended October 31, 2018, 2017, and 2016, Calavo Growers, Inc. paid fees totaling approximately $0.2 million to TroyGould PC.

In December 2014, Calavo formed a wholly owned subsidiary Calavo Growers De Mexico, S. de R.L. de C.V. (Calavo Sub).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de C.V., (Belo) a Mexican Company owned by Agricola Belher, and formed Agricola Don Memo, S.A. de C.V.  Belo and Calavo Sub have an equal one-half ownership interest in Don Memo in exchange for $2 million each.  Pursuant to a management service agreement, Belo, through its officers and employees, has day-to-day power and authority to manage the operations. Belo is entitled to a management fee, as defined, which is payable annually in July of each year.  Additionally, Calavo Sub is entitled to commission, for the sale of produce in the Mexican National Market, U.S., Canada, and any other overseas market.

In January 2016, our unconsolidated subsidiary, Don Memo, entered into a loan agreement in the amount of $4.5 million with Bank of America, N.A. (BoA) proceeds of which were used by Don Memo to repay debt owed to Calavo.  Also in January 2016, Calavo and BoA, entered into a Continuing and Unconditional Guaranty Agreement (the Guaranty). Under the terms of the Guaranty, Calavo unconditionally guarantees and promises to pay Bank of America any and all Indebtedness, as defined therein, of our unconsolidated subsidiary Don Memo to BoA. Belo has also entered into a similar guarantee with BoA. In December 2018, Don Memo received third party financing, repaid its loan to Bank of America and therefore, it is no longer necessary for Calavo to guarantee Don Memo’s indebtedness.

As of October 31, 2018, 2017 and 2016, we have an investment of $4.9 million, $4.6 million and $3.7 million, representing Calavo Sub’s 50% ownership in Don Memo, which is included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. In September 2018, we contributed $0.2 million, of which $0.1 million was a short-term loan, and $0.1 million was an additional investment. As of October 31, 2018, 2017 and 2016, we had outstanding advances of $2.5 million, $1.6 million and $0.9 million to Don Memo. During the year ended October 31, 2018, 2017 and 2016 we purchased $11.1 million, $8.9 million and $4.8 million of tomatoes from Don Memo pursuant to our consignment agreement.

We had grower advances due from Belher of $4.0 million, $4.0 million and $4.4 million as of October 31, 2018, 2017 and 2016.  In August 2018, we entered into an amended infrastructure agreement with Belher and advanced $3.0 million. This amount shall be paid back annually at $0.6 million through June 2023, and incur interest of Libor plus 10%.  We had infrastructure advances due from Belher of $3.4 million, $0.6 million and $0.8 million as of October 31,

2018, 2017 and 2016.  Of these infrastructure advances $0.8 million was recorded as receivable in prepaid and other current assets and $2.6 million is included in other assets. During the year ended October 31, 2018, 2017 and 2016, we purchased $14.1 million, $13.9 million, and $26.0 million of tomatoes from Belher pursuant to our consignment agreement.

In August 2015, we entered into Shareholder’s Agreement with various partners which created Avocados de Jalisco, S.A.P.I. de C.V. Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados.  This entity is approximately 83% owned by Calavo and is consolidated in our financial statements.  Avocados de Jalisco has built a packinghouse located in Jalisco, Mexico and such packinghouse began operations in June of 2017. As of October 31, 2018, 2017 and 2016, we have made preseason advances of approximately $0.1 million to various partners of Avocados de Jalisco. During the year ended October 31, 2018 and 2017, we purchased approximately $1.8 million and $1.9 million of avocados from the partners of Avocados de Jalisco.  In January 2018, we transferred $1.0 million of interest to the Avocados de Jalisco noncontrolling members.

As of October 31, 2018 and 2017, we have an investment of $19.9 million and $28.4 million in FreshRealm, LLC (“FreshRealm”). We record the amount of our investment in FreshRealm in “Investment in unconsolidated entities” on our Consolidated Condensed Balance Sheets and recognize losses in FreshRealm in “Income/(loss) in unconsolidated entities” in our Consolidated Condensed Statement of Income. See Note 16 for additional information.

On July 3, 2018, we entered into a $2.5 million Promissory Note with FreshRealm.  That note was repaid in full on July 31, 2018 in connection with the debt and equity financing described below.

Effective July 31, 2018, we entered into a Note and Membership Unit Purchase Agreement (“NMUPA”) with FreshRealm, pursuant to which we agreed to provide additional financing to FreshRealm, subject to certain terms and conditions.  Pursuant to such NMUPA, we entered into a Subscription Agreement with FreshRealm, whereby we purchased $3.5 million of equity units in FreshRealm, on July 31, 2018.  FreshRealm concurrently entered into subscription agreements with certain third-party investors for an additional $3.5 million of equity investments.  As of October 31, 2018, our ownership percentage in FreshRealm was approximately 37%.

Additionally, pursuant to such NMUPA, we entered into a $12 million Senior Promissory Note and corresponding Security Agreement (collectively, the “Agreements”) with FreshRealm, effective August 10, 2018.  Pursuant to the Agreements, the $12 million facility is available in two $6 million tranches.  On August 10, 2018, we funded the first $6 million tranche to FreshRealm.  The second $6 million tranche initially was available to FreshRealm upon its attainment of least $17 million in gross revenues over any consecutive two calendar months (i.e. in aggregate). In October 2018, we waived the sales threshold requirement and loaned FreshRealm $3.0 million.  In November 2018, we again waived the sales threshold and loaned the remaining $3.0 million. See Note 16 for further information.

Three officers and five members of our board of directors have investments in FreshRealm.  In addition, as of October 31, 2018 and 2017, we have a loan to FreshRealm members of approximately $0.2 million and $0.3 million. In October 2017 and December 2017, our Chairman and Chief Executive Officer invested $7.0 million and $1.5 million, respectively, into FreshRealm.  In January 2018, one of our non-executive directors invested $1.8 million into FreshRealm. In the second quarter of fiscal 2018, two of our non-executive directors invested $1.2 million into FreshRealm.

We provide storage services to FreshRealm from our New Jersey and Texas Value-Added Depots, and our RFG Riverside facility.  We received $0.3 million, $0.2 million and $0.1 million in storage services revenue from FreshRealm for the year ended October 31, 2018, 2017 and 2016.  For the year ended October 31, 2018 and 2017, RFG sold $9.9 million and $7.3 million of products to FreshRealm. For fiscal 2016, RFG did not have sales to FreshRealm.

The previous owners of RFG, one of which is currently an officer of Calavo, have a majority ownership of certain entities that provide various services to RFG, specifically LIG Partners, LLC and THNC, LLC.  One of RFG’s California operating facilities leases a building from LIG Partners, LLC (LIG) pursuant to an operating lease.  RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease.  See the following tables for the related party activity for fiscal years 2018 and 2017:

	Year ended October 31,
(in thousands)	2018	2017

Rent paid to LIG	$603	$546
Rent paid to THNC, LLC	$819	$659

9.     Income Taxes

On December 22, 2017, the President of the United States signed and enacted comprehensive tax legislation into law H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  Except for certain provisions, the Tax Act is effective for tax years beginning on or after January 1, 2018. As a fiscal year U.S. taxpayer with an October 31 fiscal year end, the majority of the new provisions, such as eliminating the domestic manufacturing deduction, creating new taxes on certain foreign sourced income and introducing new limitations on certain business deductions, will not apply until our 2019 fiscal year. For fiscal 2018, the most significant impacts include: lowering of the U.S. federal corporate income tax rate; remeasuring certain net deferred tax assets and liabilities; and requiring the transition tax on the deemed repatriation of certain foreign earnings. We recorded $1.7 million in one-time, non-cash charges related to the revaluation of our net deferred tax assets (approx. $1.4 million) and the transition tax on the deemed repatriation of foreign earnings (approx. $0.3 million).

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) allowing taxpayers to record a reasonable estimate of the impact of the U.S. legislation when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the estimated income tax charge of $2.3 million represents the Company’s best estimate based on interpretation of the U.S. legislation. As a result, the actual impact on the net deferred tax liability may vary from the estimated amount due to uncertainties in the Company’s preliminary review.

The Company recorded a provisional expense of approximately $0.3 million related to the one-time transition tax on the deemed repatriation of undistributed foreign earnings. The transition tax is based on the Company’s estimated total post-1986 undistributed foreign earnings at a tax rate of 15.5% for foreign cash and certain other specified assets, and 8% on the remaining earnings. The actual transition tax due will be based on actual undistributed foreign earnings and cash and certain other specified assets as of the required measurement date, which could materially affect the amount of the transition tax. Accordingly, the non-current portion of the provisional expense for the transition tax of $0.3 million, net of applicable foreign tax credits the Company expects to utilize, has been recorded in Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets.

Prior to the enactment of the Tax Act, the Company regularly determined certain foreign earnings to be indefinitely reinvested outside the United States. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to foreign tax authorities.

The income tax provision consists of the following for the years ended October 31, (in thousands):

	2018	2017	2016

Current:
Federal	$7,115	$14,875	$17,244
State	1,582	2,561	2,040
Foreign	(844)	290	982
Total current	7,853	17,726	20,266

Deferred:
Federal	3,328	2,567	1,863
State	690	335	533
Foreign	848	(178)	(793)
Total deferred	4,866	2,724	1,603
Total income tax provision	$12,719	$20,450	$21,869

At October 31, 2018 and 2017, gross deferred tax assets totaled approximately $19.1 million and $31.9 million, while gross deferred tax liabilities totaled approximately $14.8 million and $22.1 million.  Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

Significant components of our deferred taxes assets (liabilities) as of October 31, are as follows (in thousands):

	2018	2017

Property, plant, and equipment	(7,715)	(7,861)
Intangible assets	13,886	24,647
Unrealized gain, Limoneira investment	(4,777)	(6,485)
Investment in FreshRealm	(1,283)	(6,808)
Stock-based compensation	899	1,154
State taxes	(690)	(805)
Credits and incentives	1,641	2,253
Allowance for accounts receivable	825	1,239
Inventories	353	322
Accrued liabilities	1,533	2,245
Other	(295)	(118)
Long-term deferred income taxes	$4,377	$9,783

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income for the years ended October 31, is as follows:

	2018	2017	2016

Federal statutory tax rate	23.3%	35.0%	35.0%
State taxes, net of federal effects	3.6	2.9	2.9
Foreign income taxes greater than U.S.	0.7	0.1	0.7
Revaluation of deferred taxes	4.5	-	-
Section 199 deduction	(1.9)	(2.2)	(1.7)
Provision to return	(1.2)	-	-
Transition Tax	0.6	-	-
State rate change	0.2	0.3	-
Other	(1.4)	(0.7)	(0.6)
	28.4%	35.4%	36.3%

For fiscal years 2018, 2017 and 2016, income before income taxes related to domestic operations was approximately $45.8 million, $57.5 million, and $61.0 million.  For fiscal years 2018, 2017 and 2016, income (loss) before income taxes related to foreign operations was approximately $(1.1) million, $0.2 million and $(0.6) million.

As of October 31, 2018 and 2017, we had liability of $0.1 million and $0.7 million for unrecognized tax benefits related to various foreign income tax matters.

We are subject to U.S. federal income tax as well as income of multiple state tax and foreign tax jurisdictions.  We are no longer subject to U.S. income tax examinations for the fiscal years prior to October 31, 2015, and are no longer subject to state income tax examinations for fiscal years prior to October 31, 2014.

10.     Segment Information

As discussed in Note 1, we report our operations in three different business segments: (1) Fresh products, (2) Calavo Foods, and (3) RFG.  These three business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources.  The Fresh products segment includes all operations that involve the distribution of avocados and other fresh produce products.  The Calavo Foods segment represents all operations related to the purchase, manufacturing, and distribution of prepared products, including guacamole, and salsa. The RFG segment represents all operations related to the manufacturing and distribution of fresh-cut fruit, fresh-cut vegetables and prepared foods.  Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate.  We do not allocate assets, or specifically identify them to, our operating segments.

The following table sets forth sales by product category, by segment (in thousands):

	Fresh	Calavo
	products	Foods	RFG	Total
	(All amounts are presented in thousands)
Year ended October 31, 2018
Net sales (before intercompany eliminations)	$553,208	$91,646	$448,930	$1,093,784
Intercompany eliminations	(1,554)	(3,472)	—	(5,026)
Net sales	551,654	88,174	448,930	1,088,758

Cost of sales (before intercompany eliminations)	498,962	64,221	416,985	980,168
Intercompany eliminations	(1,468)	(2,360)	(1,198)	(5,026)
Cost of sales	497,494	61,861	415,787	975,142
Gross profit	$54,160	$26,313	$33,143	$113,616

Year ended October 31, 2017
Net sales (before intercompany eliminations)	$583,976	$77,579	$418,508	$1,080,063
Intercompany eliminations	(1,314)	(3,184)	—	(4,498)
Net sales	582,662	74,395	418,508	1,075,565

Cost of sales (before intercompany eliminations)	511,410	63,751	390,358	965,519
Intercompany eliminations	(1,124)	(2,709)	(665)	(4,498)
Cost of sales	510,286	61,042	389,693	961,021
Gross profit	$72,376	$13,353	$28,815	$114,544

Year ended October 31, 2016
Net sales (before intercompany eliminations)	$542,996	$66,188	$333,498	$942,682
Intercompany eliminations	(4,309)	(2,694)	—	(7,003)
Net sales	538,687	63,494	333,498	935,679

Cost of sales (before intercompany eliminations)	484,982	42,829	307,337	835,148
Intercompany eliminations	(4,292)	(1,783)	(928)	(7,003)
Cost of sales	480,690	41,046	306,409	828,145
Gross profit	$57,997	$22,448	$27,089	$107,534

For fiscal year 2018, 2017 and 2016, inter-segment sales and cost of sales of $1.6 million, $1.3 million and $4.3 million between Fresh products and RFG were eliminated. For fiscal year 2018, 2017 and 2016, inter-segment sales and cost of sales of $3.5 million, $3.2 million and $2.7 million between Calavo Foods and RFG were eliminated.

The following table sets forth sales by product category, by segment (in thousands):

	Year Ended October 31, 2018				Year Ended October 31, 2017

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total

Avocados	$511,730	$—	$—	$511,730	$546,433	$—	$—	$546,433
Tomatoes	31,608	—	—	31,608	29,199	—	—	29,199
Papayas	11,699	—	—	11,699	9,402	—	—	9,402
Other fresh products	498	—	—	498	445	—	—	445
Prepared avocado products	—	99,635	—	99,635	—	85,204	—	85,204
Salsa	—	3,423	—	3,423	—	3,951	—	3,951
Fresh-cut fruit & vegetables and prepared foods	—	—	451,203	451,203	—	—	419,973	419,973
Total gross sales	555,535	103,058	451,203	1,109,796	585,479	89,155	419,973	1,094,607
Less sales incentives	(2,327)	(11,412)	(2,273)	(16,012)	(1,503)	(11,576)	(1,465)	(14,544)
Less inter-company eliminations	(1,554)	(3,472)	—	(5,026)	(1,314)	(3,184)	—	(4,498)
Net sales	$551,654	$88,174	$448,930	$1,088,758	$582,662	$74,395	$418,508	$1,075,565

	Year Ended October 31, 2017				Year Ended October 31, 2016

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total

Avocados	$546,433	$—	$—	$546,433	$493,440	$—	$—	$493,440
Tomatoes	29,199	—	—	29,199	36,286	—	—	36,286
Papayas	9,402	—	—	9,402	9,514	—	—	9,514
Other fresh products	445	—	—	445	5,600	—	—	5,600
Prepared avocado products	—	85,204	—	85,204	—	73,009	—	73,009
Salsa	—	3,951	—	3,951	—	3,617	—	3,617
Fresh-cut fruit & vegetables and prepared foods	—	—	419,973	419,973	—	—	336,989	336,989
Total gross sales	585,479	89,155	419,973	1,094,607	544,840	76,626	336,989	958,455
Less sales incentives	(1,503)	(11,576)	(1,465)	(14,544)	(1,844)	(10,438)	(3,491)	(15,773)
Less inter-company eliminations	(1,314)	(3,184)	—	(4,498)	(4,309)	(2,694)	—	(7,003)
Net sales	$582,662	$74,395	$418,508	$1,075,565	$538,687	$63,494	$333,498	$935,679

Sales to customers outside the U.S. were approximately $41.8 million, $29.8 million and $25.4 million for fiscal years 2018, 2017, and 2016.

RFG segment sales included sales to one customer who represented more than 10% of total consolidated revenues for fiscal 2018, 2017 and 2016.

Our goodwill balance of $18.2 million is attributed by segment to Fresh products for $3.9 million and RFG for $14.3 million as of October 31, 2018 and 2017.

Long-lived assets attributed to geographic areas as of October 31, are as follows (in thousands):

	United States	Mexico	Consolidated
2018	$88,600	$33,543	$122,143
2017	$88,078	$31,994	$120,072

11.     Long-Term Obligations

Long-term obligations at fiscal year ends consist of the following (in thousands):

	2018	2017
Capital leases	432	568
Less current portion	(118)	(129)
	$314	$439

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

At October 31, 2018, capital lease payments are scheduled as follows (in thousands):

Total
Year ending October 31:
2019	$140
2020	129
2021	108
2022	64
2023	—
Thereafter	—
Minimum lease payments	441
Less interest	(9)
Present value of future minimum lease payments	$432

12.     Stock-Based Compensation

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

A summary of stock option activity is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2017	7	$18.54
Exercised	(3)	$17.66
Outstanding at October 31, 2018	4	$19.20	$390
Exercisable at October 31, 2018	4	$19.20	$390

The weighted average remaining life of such outstanding options is 1.6 years and the total intrinsic value of options exercised during fiscal 2018 was $0.2 million.  The weighted average remaining life of such exercisable options is 1.6 years.  The fair value of vested shares as of October 31, 2018, and 2017 was approximately $0.4 million and $0.5 million.

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

On January 4, 2016, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares).  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $48.46.  On January 3, 2017, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Management Incentive Plan. The total recognized stock-based compensation expense for these grants was $0.2 million and $0.8 million for the year ended October 31, 2017 and 2016.

On January 8, 2016, our executive officers were granted a total of 24,582 restricted shares.  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $48.68.  These shares vest in one-third increments, on an annual basis, beginning January 8, 2017. These shares were granted pursuant to our 2011 Management Incentive Plan. The total recognized stock-based compensation expense for these grants was $0.2 million for the year ended October 31, 2018.  The total recognized stock-based compensation expense for these grants was $0.3 million for the year ended October 31, 2017 and 2016.

On December 19, 2016, our executive officers were granted a total of 70,327 restricted shares.  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $56.20.  These shares vest in one-third increments, on an annual basis, beginning December 19, 2017. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.9 million for the year ended October 31, 2018 and 2017.

On January 4, 2017, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares).  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $62.65.  On January 3, 2018, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.2 million and $1.1 million for the year ended October 31, 2018 and 2017.

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

On October 31, 2017, a member of the management team at RFG resigned.  His unvested portion of restricted stock issued in December of 2016 and January of 2016 was forfeited. On January 25, 2018, in consideration of and in exchange for his forfeiture of restricted shares upon his resignation, the board of directors granted 10,788 shares of unrestricted stock, which immediately vested.  The closing price of our stock on such date was $87.10. We recorded for this grant $0.9 million of stock-based compensation expense in our fiscal first quarter of 2018.

On December 18, 2017, our executive officers were granted a total of 25,241 restricted shares.  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $75.45.  These shares vest in one-third increments, on an annual basis, beginning December 18, 2018. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.6 million for the year ended October 31, 2018.

On January 2, 2018, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares).  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $85.90.  On January 2, 2019, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $1.5 million for the year ended October 31, 2018.

In January 2017, our Board of Directors approved the issuance of options to acquire a total of 10,000 shares of our common stock to one member of our Board of Directors.  Such grant vests in equal increments over a five-year period and has an exercise price of $56.65 per share.  Vested options have an exercise period of five years from the vesting date.  The market price of our common stock at the grant date was $56.65.  The estimated fair market value of such option grant was approximately $0.2 million.  The total compensation cost not yet recognized as of October 31, 2018 was approximately $0.1 million, which will be recognized over the remaining service period of 60 months.

The value of each option award is estimated using a lattice-based option valuation model.  We primarily consider the following assumptions when using these models:  (1) expected volatility, (2) expected dividends, (3) expected life and (4) risk-free interest rate.  Such models also consider the intrinsic value in the estimation of fair value of the option award.

Prior to November 1, 2016, stock-based compensation expense was recorded net of estimated forfeitures in our consolidated statements of income and, accordingly, was recorded for only those stock-based awards that the we expected to vest. We estimated the forfeiture rate based on historical forfeitures of equity awards and adjusted the rate to reflect changes in facts and circumstances, if any. We revised our estimated forfeiture rate if actual forfeitures differed from its initial estimates.

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

We measure the fair value of our stock option awards on the date of grant.  The following assumptions were used in the estimated grant date fair value calculations for stock options issued for fiscal 2017:

Risk-free interest rate	1.84%
Expected volatility	42.09%
Dividend yield	1.59%
Expected life (years)	5.0

A summary of restricted stock activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2017	103	$54.64
Vested	(58)	$54.27
Forfeited	(7)	$52.69
Granted	47	$80.20
Outstanding at October 31, 2018	85	$68.82	$8,251

The total recognized stock-based compensation expense for restricted stock was $4.6 million and $4.3 million for the years ended October 31, 2018 and 2017.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2017	20	$40.07
Outstanding at October 31, 2018	20	$40.07	$1,143
Exercisable at October 31, 2018	12	$29.01	$818

The weighted average remaining life of such outstanding options is 4.5 years.  The weighted average remaining life of such exercisable options is 2.8 years.  The fair value of vested shares as of October 31, 2018 and 2017, was $0.8 million and $0.4 million.

13.     Dividends

On October 2, 2018, the Company declared a $1.00 per share cash dividend to shareholders of record on November 16, 2018.  On December 7, 2018, the Company paid this cash dividend which totaled $17.6 million. On December 8, 2017, the Company paid a $0.95 per share dividend in the aggregate amount of $16.7 million to shareholders of record on November 17, 2017.

14.    Fair Value Measurements

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

The following table sets forth our financial assets and liabilities as of October 31, 2018 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$42,609	-	-	$42,609
Total assets at fair value	$42,609	-	-	$42,609

(1)The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock.  We currently own approximately 10% of Limoneira’s outstanding common stock.  These securities are measured at fair value by quoted market prices.  Limoneira’s stock price at October 31, 2018 and October 31, 2017 equaled $24.65 per share and $23.35 per share.  Unrealized gains and losses are recognized through other comprehensive income.

Unrealized investment holding gains arising during the years ended October 31, 2018, 2017 and 2016 were $2.2 million, $6.3 million and $6.6 million.

15.     Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance.  CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of October 31, 2018 and 2017, CDM IVA receivables totaled $21.9 million and $18.2 million.  Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis.  Beginning in fiscal 2014 and continuing into fiscal 2018, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation.  Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations.  We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities.  Currently, we are in the process of collecting such balances through regular administrative processes, but certain amounts may ultimately need to be recovered via legal means.

During the first quarter of fiscal 2017, tax authorities informed us that their internal opinion, based on the information provided by the local SAT office in Uruapan, considers that CDM is not properly documented relative to its declared tax structure and therefore CDM cannot claim the refundable IVA balance.  CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes.  CDM started an administrative appeal for the IVA related to the request of the months of July, August and September of 2015 (the “2015 Appeal”) in order to assert its argument that CDM is properly documented and to therefore change the SAT’s internal assessment. In August 2018, we received a favorable ruling from the SAT’s central legal department in Mexico City on the 2015 Appeal indicating that they believe CDM’s legal interpretation of its declared tax structure is indeed accurate.  While favorable on this central matter of CDMs declared tax structure, the ruling, however, still does not recognize the taxpayers right to a full refund for the IVA related to the months of July, August and September 2015.  Therefore, CDM may need to file a substance-over-form annulment suit in the Federal Tax Court to recover its full refund for IVA over the subject period.

We believe that our operations in Mexico are properly documented.  Furthermore, our internationally recognized tax advisors believe that there are legal grounds to prevail in the Federal Tax Court and that therefore, the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts.

16.     FreshRealm

Variable Interest Entity

Based on the NMUPA and related Agreements, as described in Note 8, we reconsidered whether FreshRealm is a variable interest entity (VIE) as of October 31, 2018.  A VIE refers to a legal business structure in which an investor has a controlling interest in, despite not having a majority of voting rights; or a structure involving equity investors that do not have sufficient resources to support the ongoing operating needs of the business. Due primarily to FreshRealm utilizing substantially more debt to finance its activities, in addition to its existing equity, we believe that FreshRealm should be considered a VIE.  In evaluating whether we are the primary beneficiary of FreshRealm, we considered several factors, including whether we (a) have the power to direct the activities that most significantly impact FreshRealm’s economic performance and (b) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.  We were not the primary beneficiary of FreshRealm at October 31, 2018 because the nature of our involvement with the activities of FreshRealm does not give us the power to direct the activities that most significantly impact its economic performance.  We do not have a future obligation to fund losses or debts on behalf of FreshRealm.  We may, however, voluntarily contribute funds. In the accompanying statements of income, we have presented the income (loss) from unconsolidated entities, after the provision for income taxes for all periods presented.

We record the amount of our investment in FreshRealm, totaling $19.9 million at October 31, 2018, in “Investment in unconsolidated entities” on our Consolidated Balance Sheets and recognize losses in FreshRealm in “Income/(loss) in unconsolidated entities” on our Consolidated Statement of Income.

For the year ended October 31, 2018, FreshRealm incurred losses totaling $29.4 million, of which we recorded $12.0 million of non-cash losses during fiscal 2018. In periods prior to our fiscal third quarter, Calavo had not recorded losses from FreshRealm since Impermanence (a non-affiliated investor group) invested in FreshRealm and Calavo deconsolidated FreshRealm in fiscal 2014. FASB Accounting Standards Codification (“ASC”) 810, ASC 323, and ASC 970 mandate that the recognition of losses for an unconsolidated subsidiary be handled in a manner consistent with cash distributions upon liquidation of the entity when such distributions are different than the investors percentage ownership. Further, the current FreshRealm LLC operating agreement mandates that losses be recognized first by other investors (“non-option investors”) with positive capital accounts and then by Calavo (the only “option investor” to date) until all such capital accounts are reduced to zero.  During our third fiscal quarter of 2018, we estimated that all non-option investor capital accounts were reduced to zero and we were the only investor with a remaining positive capital account balance.  As of October 31, 2018, our capital account balance was approximately $1.5 million.  Unless we opt to contribute additional funds (i.e. equity or debt), we estimate that our maximum exposure to loss from FreshRealm, as of October 31, 2018, is limited to our total investment balance of approximately $19.9 million, plus $12 million related to the debt Agreements, as described in Note 8.

Unconsolidated Significant Subsidiary

    As described in footnote 8, we own approximately 37% of FreshRealm as of October 31, 2018.  In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, we must determine if our unconsolidated subsidiaries are considered, “significant subsidiaries”.  In evaluating our investments, there are three tests utilized to determine if our subsidiaries are considered significant subsidiaries: the asset test, the income test and the investment test.  Rule 3-09 of Regulation S-X requires separate audited financial statements of an unconsolidated subsidiary in an annual report if any of the three tests exceed 20%.  Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceed 10%.

    FreshRealm incurred losses totaling $29.4 million, of which we recorded $12.0 million of non-cash losses during our fiscal year 2018. Pursuant to Rule 3-09 of Regulation S-X, this requires separate audited financial statements of FreshRealm in our Form 10-K.  However, because Calavo and FreshRealm have different fiscal year-ends, the guidance in Rule 3-09(b)(2), as well our filing status, must be considered in determining the due date for Calavo to file the financial statements of FreshRealm in our Form 10-K.  Since we are a large accelerated filer, our 2018 Form 10-K is due by December 30, 2018.  Since FreshRealm’s fiscal year-end is December 31, we plan to file the financial statements of FreshRealm as an amendment to our Form 10-K within 90 days after FreshRealm’s year-end (i.e., by April 1, 2019).

   Note that since Rule 3-09 of Regulation S-X financial statements are not filed at the same time as our 2018 Form 10-K, we must include Rule 4-08(g) summarized financial information in our 2018 Form 10-K.

The following tables show summarized financial information for FreshRealm (in thousands):

Balance Sheet:

	October 31,	October 31,
	2018	2017

Assets:
Cash and cash equivalents	$814	$4,063
Accounts receivable, net of allowances	1,903	1,648
Inventories, net	3,186	1,728
Prepaid expenses and other current assets	1,152	787
Property, plant, and equipment, net	9,152	6,910
Other assets	1,500	—
	$17,707	$15,136

Liabilities and equity:
Current liabilities	6,557	3,919
Debt to Calavo	9,000	—
Long-term liabilities	505	995
Equity	1,645	10,222
	$17,707	$15,136

Income Statement:

	12 months ended October 31,
	2018	2017	2016

Net sales	$33,769	$16,933	$2,688
Gross loss	(10,868)	(7,275)	(2,153)
Selling, general and administrative	(19,512)	(12,733)	(5,457)
Other	1,023	(13)	(56)
Net loss	$(29,357)	$(20,021)	$(7,666)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Calavo Growers, Inc.

Santa Paula, CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. and subsidiaries (the "Company") as of October 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended October 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (a) collectively referred to as the "financial statements".  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2018, in conformity with the applicable financial reporting framework and accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Costa Mesa, California
December 20, 2018 We have served as the Company's auditor since 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2018.

Changes in Internal Control Over Financial Reporting

In August of 2017, the Company implemented a new financial accounting system in one of our three business segments.  The implementation was not made in response to any significant deficiency or material weakness in our internal controls. Other than the change in our financial accounting system, there were no changes in our internal control over financial reporting during the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2018.  Our internal control over financial reporting as of October 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Calavo Growers, Inc.

Santa Paula, CA

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Calavo Growers, Inc. and subsidiaries (the “Company”) as of October 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2018, of the Company and our report dated December 20, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting, including the possibility of collusion or improper management override of controls, may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Costa Mesa, California
December 20, 2018

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

The following information is included in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after our fiscal year end of October 31, 2018 (the Proxy Statement) and is incorporated herein by reference:

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

The following consolidated financial statements as of October 31, 2018 and 2017 and for each of the three years in the period ended October 31, 2018 are included herewith:

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

(3)Exhibits

See the “Exhibit Index” on pages 79 - 82 of this report.

(b)Exhibits

See subsection (a) (3) above.

(c)Financial Statement Schedules

See subsection (a) (1) and (2) above.

Item 16. Form 10-K Summary

None

SCHEDULE II

CALAVO GROWERS, INC.

VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Fiscal year	Balance at			Balance at
	ended	beginning			end
	October 31:	of year	Additions(1)	Deductions(2)	of year

Allowance for customer deductions	2016	2,141	9,325	9,621	1,845
	2017	1,845	9,209	10,016	1,038
	2018	1,038	9,079	8,267	1,850

Allowance for doubtful accounts	2016	171	47	—	218
	2017	218	1,715	481	1,452
	2018	1,452	—	75	1,377

(1)  Charged to net sales (customer deductions) or costs and expenses (doubtful accounts).

(2)  Customer deductions taken or write off of accounts receivables.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]
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

10.4	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[3]
10.5	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]
10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[3]

10.7	Calavo Supplemental Executive Retirement Agreement dated March 11, 1983 between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.8	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.9	Line of Credit and Security Agreement, dated July 15, 2013 by and between Calavo Growers, Inc. a California Corporation, and FreshRealm, LLC, a Delaware limited liability company. [19]
10.10	2011 Management Incentive Plan of Calavo Growers, Inc. [14]
10.11	Equity Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [17]
10.12	Goodwill Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [17]
10.13	Pledge and Security Agreement dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [17]
10.14	Personal Guaranty dated October 31, 2013 between Calavo Growers, Inc. and Francisco Clouthier. [17]
10.15	Amendment to Goodwill Promissory Note [30]
10.16	Employment Agreement dated July 21, 2015, between Calavo Growers, Inc. and B. John Lindeman. [22]
10.17	Amendment No. 7 to Business Loan Agreement, dated as of January 19, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [23]
10.18	Letter Amendment to Revolving Credit Facility, dated January 19, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [23]
10.19	Letter Amendment to Revolving Credit Facility, dated January 26, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [24]
10.20	Amendment No. 8 to Business Loan Agreement, dated as of January 28, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [24]
10.21	Continuing and Unconditional Guaranty, dated as of January 28, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [24]
10.22	Amendment No. 9 to Business Loan Agreement, dated as of May 26, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [25]
10.23	Letter Amendment to Revolving Credit Facility, dated May 20, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [25]
10.24	Credit Agreement, dated as of June 14, 2016, by and among Calavo Growers, Inc., and the subsidiary guarantor identified therein and the lenders and agents names therein. [26]
10.25	Revolving Credit Note, dated as of June 14, 2016, by and among Calavo Growers, Inc., and FCW.[26]
10.26	First Amendment to Credit Agreement dated August 29, 2016. [27]
10.27	Agreement to Sell and Purchase and Escrow Instructions with Fresh Foods, LLC, a Delaware limited liability company dated July 25, 2016. [28]
10.28	First Amendment Agreement to Sell and Purchase and Escrow Instructions, by and among Calavo Growers, Inc., and Fresh Foods, LLC. [29]
10.29	FreshRealm, LLC, Sixth Amended and Restated Limited Liability Company Agreement. [31]
10.30	First Amendment to FreshRealm, LLC, Sixth Amended and Restated Limited Liability Company Agreement. [31]
21.1	Subsidiaries of Calavo Growers, Inc. [1]
23.1	Consent of Deloitte & Touche LLP. *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *
32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *

101

The following financial information from the Annual Report on Form 10-K of Calavo Growers, Inc. for the year ended October 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of October 31, 2018 and 2017; (2) Consolidated Statements of Income for the years ended October 31, 2018, 2017 and 2016; (3) Consolidated Statements of Comprehensive Income for the years ended October 31, 2018, 2017, and 2016; (4) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2018, 2017, and 2016; (5) Consolidated Statements of Cash Flows for the years ended October 31, 2018, 2017 and 2016; and (6) Notes to Financial Statements. *

*Filed with this Annual Report on Form 10-K.

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

2	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

3	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

4	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

5	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

6	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

7	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

8	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

9	Previously filed on January 27, 2009 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.

10	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

11	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

12	Previously filed on January 11, 2010 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

13	Previously filed on March 11, 2010 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

14	Previously filed on January 14, 2011 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

15	Previously filed on March 30, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

16	Previously filed on January 10, 2012 as an exhibit to the Registrant’s Report on Form 8-K/A and incorporated herein by reference.

17	Previously filed on November 6, 2012 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

18	Previously filed on September 4, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

19	Previously filed on September 9, 2013 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

20	Previously filed on November 26, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

21	Previously filed on September 30, 2014 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

22	Previously filed on July 27, 2015 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

23	Previously filed on January 25, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

24	Previously filed on February 1, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

25	Previously filed on May 27, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

26	Previously filed on June 20, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

27	Previously filed on September 1, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

28	Previously filed on September 8, 2016 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

29	Previously filed on November 7, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

30	Previously filed on December 23, 2016 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

31	Previously filed on September 4, 2018 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 2018.

CALAVO GROWERS, INC

By:	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 20, 2018 by the following persons on behalf of the registrant and in the capacities indicated:

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