Form 10-Q
period 2019-01-31
CALAVO GROWERS INC
filed 2019-03-07
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Registrant's number of shares of common stock outstanding as of January 31, 2019 was 17,597,734

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo Growers, Inc. and its consolidated subsidiaries (Calavo, the Company, we, us or our) may differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, gross profit, expenses, gain/(loss) on Limoneira shares, income/(loss) from unconsolidated entities, earnings, earnings per share, tax provisions, cash flows, currency exchange rates, the impact of acquisitions or equity investments or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration (including information technology systems integration) plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance, whether attributable to Calavo or any of its unconsolidated entities; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic trends and events; the competitive pressures faced by Calavo's businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs; integration and other risks associated with business combinations; the hiring and retention of key employees; the resolution of pending investigations, legal claims and tax disputes; and other risks that are described herein, including, but not limited to, the items discussed in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, and those detailed from time to time in our other filings with the Securities and Exchange Commission. Calavo assumes no obligation and does not intend to update these forward-looking statements.

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	January 31,	October 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$4,211	$1,520
Accounts receivable, net of allowances of $4,528 (2019) $3,227 (2018)	73,323	66,143
Inventories, net	38,463	35,044
Prepaid expenses and other current assets	8,033	16,727
Advances to suppliers	4,332	5,555
Income taxes receivable	2,296	3,521
Total current assets	130,658	128,510
Property, plant, and equipment, net	122,522	122,143
Investment in Limoneira Company	36,951	42,609
Investment in unconsolidated entities	18,507	24,805
Deferred income taxes	4,377	4,377
Goodwill	18,262	18,262
Loans to FreshRealm	19,942	—
Other assets	29,046	27,030
	$380,265	$367,736
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$10,247	$14,001
Trade accounts payable	16,917	13,735
Accrued expenses	39,528	38,521
Short-term borrowings	39,000	15,000
Dividend payable	—	17,568
Current portion of long-term obligations	112	118
Total current liabilities	105,804	98,943
Long-term liabilities:
Long-term obligations, less current portion	271	314
Deferred rent	2,895	2,678
Other long-term liabilities	842	842
Total long-term liabilities	4,008	3,834
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,598 (2019) and 17,567 (2018) shares issued and outstanding)	18	18
Additional paid-in capital	158,941	157,928
Accumulated other comprehensive income	—	12,141
Noncontrolling interest	1,742	1,748
Retained earnings	109,752	93,124
Total shareholders' equity	270,453	264,959
	$380,265	$367,736

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended
	January 31,
	2019	2018

Net sales	$258,032	$247,928
Cost of sales	227,195	221,618
Gross profit	30,837	26,310
Selling, general and administrative	14,276	15,517
Operating income	16,561	10,793
Interest expense	(254)	(231)
Other income, net	510	126
Unrealized and realized net loss on Limoneira shares	(4,505)	—
Income before provision for income taxes and income/(loss) from unconsolidated entities	12,312	10,688
Provision for income taxes	1,533	4,302
Income/(loss) from unconsolidated entities	(6,298)	603
Net income	4,481	6,989
Less: Net loss attributable to noncontrolling interest	6	150
Net income attributable to Calavo Growers, Inc.	$4,487	$7,139

Calavo Growers, Inc.’s net income per share:
Basic	$0.26	$0.41
Diluted	$0.26	$0.41

Number of shares used in per share computation:
Basic	17,500	17,446
Diluted	17,558	17,525

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended
	January 31,
	2019	2018
Net income	$4,481	$6,989
Other comprehensive income, before tax:
Unrealized investment losses	—	(3,111)
Income tax benefit related to items of other comprehensive income	—	1,089
Other comprehensive loss, net of tax	—	(2,022)
Comprehensive income	4,481	4,967
Less: Net loss attributable to noncontrolling interest	6	150
Comprehensive income – Calavo Growers, Inc.	$4,487	$5,117

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended January 31,
	2019	2018

Cash Flows from Operating Activities:
Net income	$4,481	$6,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,392	3,211
Loss (income) from unconsolidated entities	6,298	(603)
Unrealized and realized net loss on Limoneira shares	4,505	—
Stock-based compensation expense	966	1,832
Deferred income taxes	—	1,453
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(7,181)	(2,905)
Inventories, net	(3,419)	(326)
Prepaid expenses and other current assets	(418)	(920)
Advances to suppliers	1,223	2,454
Income taxes receivable/payable	1,225	2,745
Other assets	(2,735)	(1,465)
Payable to growers	(3,753)	780
Deferred rent	217	(13)
Trade accounts payable, accrued expenses and other long-term liabilities	5,570	(5,335)
Net cash provided by operating activities	10,371	7,897
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(3,867)	(5,394)
Proceeds received for repayment of San Rafael note	112	112
Proceeds received from Limoneira stock sales	1,153	—
Loan to FreshRealm	(10,500)	—
Net cash used in investing activities	(13,102)	(5,282)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(17,568)	(16,657)
Proceeds from revolving credit facility	89,500	58,000
Payments on revolving credit facility	(65,500)	(46,500)
Payment of minimum withholding taxes on net share settlement of equity awards	(1,008)	(1,158)
Payments on long-term obligations	(49)	(36)
Proceeds from stock option exercises	47	53
Net cash provided by (used in) financing activities	5,422	(6,298)
Net increase (decrease) in cash and cash equivalents	2,691	(3,683)
Cash and cash equivalents, beginning of period	1,520	6,625
Cash and cash equivalents, end of period	$4,211	$2,942
Noncash Investing and Financing Activities:
Property, plant, and equipment included in trade accounts payable and accrued expenses	$573	$1,063
Noncash transfer of noncontrolling interest	$—	$1,001
Unrealized investment gain	$—	$(3,111)

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

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued an ASU, which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The guidance is effective for fiscal years and interim period within those fiscal years beginning after December 15, 2017. The Company adopted this new standard at the beginning of fiscal 2019. With the adoption of this new standard, we reclassed unrealized gains of $12.1 million in accumulated other comprehensive income to retained earnings as of November 1, 2018. Additionally, for the three months ended January 31, 2019, we sold 51,271 shares of Limoneira stock and recorded a loss of $0.1 million in our consolidated statements of income.  Limoneira’s stock price at January 31, 2019 and October 31, 2018 equaled $22.03 per share and $24.65 per share. Our remaining shares of Limoneira stock, totaling 1,677,299 at January 31, 2019, were revalued to $22.03 per share and, as a result, we recorded a loss of $4.4 million in our consolidated statements of income.

In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard is intended to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. The standard also requires expanded disclosures surrounding revenue recognition. During fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The Company adopted this new standard at the beginning of fiscal 2019 using the modified retrospective transition method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings on the first day of our 2019 fiscal year. The adoption of the amendment did not have an impact on the Company’s consolidated financial statements. See Note 14 for further information.

Recently Issued Accounting Standards

In June 2018, the FASB issued an ASU, Improvements to Nonemployee Share-Based Payment Accounting. The FASB issued this update to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU will be effective for us beginning the first day of our 2020 fiscal year. We are evaluating the impact of the update of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

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

2.  Information regarding our operations in different segments

We report our operations in three different business segments: (1) Fresh products, (2) Calavo Foods, and (3) RFG.  These three business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. The Fresh products segment includes all operations that involve the distribution of avocados and other fresh produce products.  The Calavo Foods segment represents all operations related to the purchase, manufacturing, and distribution of prepared avocado products, including guacamole and salsa. The RFG segment represents all operations related to the manufacturing and distribution of fresh-cut fruit, fresh-cut vegetables, vegetables and prepared foods.  Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate.  We do not allocate assets, or specifically identify them to, our operating segments. Data in the following tables is presented in thousands:

	Three months ended January 31, 2019				Three months ended January 31, 2018

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total

Avocados	$103,995	$—	$—	$103,995	$108,929	$—	$—	$108,929
Tomatoes	11,392	—	—	11,392	12,084	—	—	12,084
Papayas	2,939	—	—	2,939	2,805	—	—	2,805
Other fresh products	80	—	—	80	34	—	—	34
Prepared avocado products	—	24,252	—	24,252	—	21,803	—	21,803
Salsa	—	853	—	853	—	865	—	865
Fresh-cut fruit & vegetables and prepared foods	—	—	119,541	119,541	—	—	106,776	106,776
Total gross sales	118,406	25,105	119,541	263,052	123,852	22,668	106,776	253,296
Less sales incentives	(957)	(2,034)	(477)	(3,468)	(652)	(2,778)	(670)	(4,100)
Less inter-company eliminations	(595)	(957)	—	(1,552)	(415)	(853)	—	(1,268)
Net sales	$116,854	$22,114	$119,064	$258,032	$122,785	$19,037	$106,106	$247,928

	Fresh	Calavo
	products	Foods	RFG	Total

Three months ended January 31, 2019
Net sales before intercompany eliminations	$117,449	$23,071	$119,064	$259,584
Intercompany eliminations	(595)	(957)	—	(1,552)
Net sales	116,854	22,114	119,064	258,032

Cost of sales before intercompany eliminations	96,591	16,327	115,829	228,747
Intercompany eliminations	(527)	(645)	(380)	(1,552)
Cost of sales	96,064	15,682	115,449	227,195
Gross profit	$20,790	$6,432	$3,615	$30,837

Three months ended January 31, 2018
Net sales before intercompany eliminations	$123,200	$19,890	$106,106	$249,196
Intercompany eliminations	(415)	(853)	—	(1,268)
Net sales	122,785	19,037	106,106	247,928

Cost of sales before intercompany eliminations	108,905	13,620	100,361	222,886
Intercompany eliminations	(377)	(558)	(333)	(1,268)
Cost of sales	108,528	13,062	100,028	221,618
Gross profit	$14,257	$5,975	$6,078	$26,310

For the three months ended January 31, 2019 and 2018, inter-segment sales and cost of sales of $0.5 million and $0.4 million between Fresh products and RFG were eliminated.  For the three months ended January 31, 2019 and 2018, inter-segment sales and cost of sales of $1.0 million and $0.9 million between Calavo Foods and RFG were eliminated.  For the three months ended January 31, 2019 and 2018, inter-segment sales and cost of sales of $0.1 million between Fresh products and Calavo Foods were eliminated.

3.Inventories

Inventories consist of the following (in thousands):

	January 31,	October 31,
	2019	2018

Fresh fruit	$14,921	$12,902
Packing supplies and ingredients	11,871	10,889
Finished prepared foods	11,671	11,253
	$38,463	$35,044

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions.  No additional inventory reserve was considered necessary as of January 31, 2019 and October 31, 2018.

4.Related party transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. For the three months ended January 31, 2019, we did not procure any avocados from entities owned or controlled by members of our Board of Directors.  During the three months ended January 31, 2018, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.1 million. We did not have any amounts payable to these Board members as of January 31, 2019 and October 31, 2018.

During the three months ended January 31, 2019 and 2018, we received $0.1 million as dividend income from Limoneira Company (Limoneira). In addition, we lease office space from Limoneira for our corporate office. We paid to rent expense to Limoneira totaling $0.1 million for the three months ended January 31, 2019 and 2018. Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company. As of January 31, 2019, we own less than 10% ownership interest in Limoneira. Effective December 2018, our Chief Executive Officer retired from Limoneira’s Board of Directors.

We currently have a member of our Board of Directors who also serves as a partner in the law firm of TroyGould PC, which frequently represents Calavo as legal counsel. During each of the three months ended January 31, 2019 and 2018, Calavo Growers, Inc. paid fees totaling less than $0.1 million to TroyGould PC.

In January 2016, our unconsolidated subsidiary, Agricola Don Memo, S.A. de C.V. (Don Memo), entered into a loan agreement totaling $4.5 million with Bank of America, N.A. (BoA). This entity is accounted for using the equity method. These proceeds were used by Don Memo to repay debt owed to Calavo.  Also in January 2016, Calavo and BoA, entered into a Continuing and Unconditional Guaranty Agreement (the Guaranty). Under the terms of the Guaranty, Calavo unconditionally guaranteed and promised to pay BoA any and all Indebtedness, as defined, of our unconsolidated subsidiary Don Memo to BoA. Belo also entered into a similar guarantee with BoA. In December 2018, Don Memo received third party financing and repaid its loan to BoA, and as a result, we were able to remove this guarantee to BoA.

    As of January 31, 2019 and October 31, 2018, we had an investment of $5.4 million and $5.2 million, representing Calavo Sub’s 50% ownership in Don Memo, which was included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. As of January 31, 2019 and October 31, 2018, we had outstanding advances of $2.0 million and $2.5 million to Don Memo. During the three months ended January 31, 2019 and 2018, we recorded $5.7 million and $3.7 million of cost of sales to Don Memo pursuant to our consignment agreement.

We make advances to Belher for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. We had grower advances due from Belher totaling $4.0 million as of January 31, 2019 and October 31, 2018, which are netted against the grower payable.  In addition, we had infrastructure advances due from Belher of $3.4 million as of January 31, 2019 and October 31, 2018.  $0.8 million of these infrastructure advances were recorded as a receivable in prepaid and other current assets.  The remaining $2.6 million of these infrastructure advances were recorded in other assets. During the three months ended January 31, 2019 and 2018, we recorded $5.3 million and $5.9 million of cost of sales to Belher pursuant to our consignment agreement.

In August 2015, we entered into Shareholder’s Agreement with various partners and created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”).  Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados.  As of January 31, 2019, this entity was approximately 83% owned by Calavo and was consolidated in our financial statements.  Avocados de Jalisco built a packinghouse located in Jalisco, Mexico, which began operations in June of 2017. As of January 31, 2019 and October 31, 2018, we have made preseason advances of approximately $0.1 million to various partners of Avocados de Jalisco. During the three months ended January 31, 2019 and 2018, we purchased approximately $1.0 million and $0.2 million of avocados from the partners of Avocados de Jalisco. In January 2018, we transferred $1.0 million of interest to the Avocados de Jalisco noncontrolling members.

As of January 31, 2019 and October 31, 2018, we had an investment of $13.1 million and $19.9 million in FreshRealm, LLC (“FreshRealm”). We record the amount of our investment in FreshRealm in “Investment in unconsolidated entities” on our Consolidated Condensed Balance Sheets and recognize losses in FreshRealm in “Income/ (loss) in unconsolidated entities” in our Consolidated Condensed Statement of Income. See Note 13 for additional information.

Effective July 31, 2018, we entered into a Note and Membership Unit Purchase Agreement (“NMUPA”) with FreshRealm, pursuant to which we agreed to provide additional financing, subject to certain terms and conditions.  Pursuant to such NMUPA, we entered into a Subscription Agreement, whereby we purchased $3.5 million of equity units in FreshRealm, on July 31, 2018.  FreshRealm concurrently entered into subscription agreements with certain third-party investors for an additional $3.5 million of equity investments.  As of January 31, 2019, our ownership percentage in FreshRealm was approximately 37%.

Additionally, pursuant to the NMUPA, we entered into a $12 million Senior Promissory Note and corresponding Security Agreement (collectively, the “Agreements”) with FreshRealm, effective August 10, 2018. We funded $9 million of this loan commitment during the fourth quarter of fiscal 2018 and funded the remaining loan commitment amount of $3 million during the first quarter of fiscal 2019.  During our second quarter of fiscal 2019, we amended this note, due October 31, 2019, and, among other things, included a provision whereby we have the option to extend repayment of this note to November 1, 2020.

We also loaned FreshRealm an additional $7.5 million,  in several unsecured notes during our first quarter of fiscal 2019. During our second fiscal quarter of 2019, we consolidated those notes into one $7.5 million note receivable balance due from FreshRealm, due October 31, 2019. Similar to the amended note described above, we included a provision whereby we have the option to extend repayment of this note to November 1, 2020.   Also, during our fiscal second quarter, we lent an additional $1.5 million on an unsecured basis to FreshRealm. As of January 31, 2019 and October 31, 2018, we have note receivables from FreshRealm totaling $19.9 million and $9.0 million. See Note 13 for further information.

Three officers and five members of our board of directors have investments in FreshRealm.  In addition, as of January 31, 2019 and October 31, 2018, we have a loan to FreshRealm members of approximately $0.2 million and $0.3 million. In October and December 2017, our Chairman and Chief Executive Officer invested $7.0 million and $1.5 million into FreshRealm.  In January 2018, one of our non-executive directors invested $1.8 million into FreshRealm. In the second quarter of fiscal 2018, two of our non-executive directors invested $1.2 million into FreshRealm.

In the first quarter of fiscal 2019, FreshRealm entered into a supply contract with a large multi-national, multi-channel retailer.  Calavo co-signed an addendum to this agreement to provide assurance to the customer that Calavo will assume responsibility for performance, in the event that FreshRealm cannot perform, provided that the customer must work in good faith to make reasonable adjustments to logistical elements in the contract, if requested by Calavo.

We provide storage services to FreshRealm from our New Jersey and Texas Value-Added Depots, and our RFG Riverside facility.  We have received $0.1 million in storage services revenue from FreshRealm in the three months ended January 31, 2019 and 2018. For the three months ended January 31, 2019 and 2018, RFG has sold $1.6 million and $1.5 million of products to FreshRealm.

The previous owners of RFG, one of which is currently an officer of Calavo, have a majority ownership of certain entities that provide various services to RFG, specifically LIG Partners, LLC and THNC, LLC.  One of RFG’s California operating facilities leases a building from LIG Partners, LLC (LIG) pursuant to an operating lease.  RFG’s Texas operating facility leases a building from THNC, LLC (THNC) pursuant to an operating lease.  See the following tables for the related party activity for the three months ended January 31, 2019 and 2018:

	Three months ended January 31,
(in thousands)	2019	2018
Rent paid to LIG	$139	$139
Rent paid to THNC, LLC	$198	$199

5.Other assets

Other assets consist of the following (in thousands):

	January 31,	October 31,
	2019	2018
Intangibles, net	$833	$1,109
Mexican IVA (i.e. value-added) taxes receivable (see note 11)	24,042	21,859
Infrastructure advance to Agricola Belher	2,600	2,600
Notes receivable from San Rafael	—	39
Other	1,571	1,423
	$29,046	$27,030

Intangible assets consist of the following (in thousands):

		January 31, 2019			October 31, 2018
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	8.0 years	$7,640	$(7,336)	$304	$7,640	$(7,106)	$534
Trade names	8.6 years	2,760	(2,705)	55	2,760	(2,672)	88
Trade secrets/recipes	9.3 years	630	(431)	199	630	(418)	212
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$11,305	$(10,472)	$833	$11,305	$(10,196)	$1,109

We anticipate recording amortization expense of approximately $0.4 million for the remainder of fiscal 2019,  $0.1 million for fiscal year 2020,  $0.1 million for fiscal year 2021,  $0.1 million for fiscal year 2022, and less than $0.1 million for thereafter, through fiscal year 2023.

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

On January 2, 2019, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares).  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $71.56.  On January 2, 2020, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.2 million for the three months ended January 31, 2019.

On December 14, 2018, our executive officers were granted a total of 14,522 restricted shares.  These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $85.67.  These shares vest in one-third increments, on an annual basis, beginning December 14, 2019. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.1 million for the three months ended January 31, 2019.

A summary of restricted stock activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2018	85	$68.82
Vested	(51)	$70.48
Granted	35	$77.33
Outstanding at January 31, 2019	69	$71.74	$5,321

The total recognized stock-based compensation expense for restricted stock was $1.0 million and $1.8 million for the three months ended January 31, 2019 and 2018. Total unrecognized stock-based compensation expense totaled $4.7 million as of January 31, 2019, and will be amortized through fiscal year 2021.

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2018	4	$19.20
Outstanding at January 31, 2019	4	$19.20	$370
Exercisable at January 31, 2019	4	$19.20	$370

At January 31, 2019, outstanding and exercisable stock options had a weighted-average remaining contractual term of 1.1 years.  The total recognized and unrecognized stock-based compensation expense was insignificant for the three months ended January 31, 2019.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2018	20	$40.07
Exercised	(2)	$23.48
Outstanding at January 31, 2019	18	$41.91	$710
Exercisable at January 31, 2019	12	$25.10	$675

At January 31, 2019, outstanding and exercisable stock options had a weighted-average remaining contractual term of 4.4 years.  The total recognized and unrecognized stock-based compensation expense was insignificant for the three months ended January 31, 2019.

7.Other events

Dividend payment

On December 7, 2018, we paid a $1.00 per share dividend in the aggregate amount of $17.6 million to shareholders of record on November 16, 2018.

Litigation

From time to time, we are also involved in other litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Mexico tax audits

    We conduct business both domestically and internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in Mexico and the United States.  During our third quarter of fiscal 2016, our wholly-owned subsidiary, Calavo de Mexico (CDM), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (MFM) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary.  MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (VAT).  During our fourth fiscal quarter of 2016, we provided a written rebuttal to MFM’s preliminary observations and requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman) so that a full discussion of the case between us, the MFM and the PRODECON, as appropriate, can lead to a reconsideration of the MFM findings. During our third and fourth fiscal quarters of 2017, several meetings between MFM, PRODECON and us took place and on November 28, 2017, the initial PRODECON process concluded. In April 2018, we filed a second formal agreement before the PRODECON, so that we can continue the discussion of the case between us, the MFM and the PRODECON. During this meeting and discussion period, the statutory period that MFM has in order to issue the tax assessment has been suspended. Currently, we are waiting for the response of the MFM and the PRODECON regarding our next meeting date. We believe we have the legal arguments and documentation to sustain the positions challenged by tax authorities.

    Additionally, we also received notice from Mexico's Federal Tax Administration Service, Servicio de Administracion Tributaria (SAT), that our wholly-owned Mexican subsidiary, Calavo de Mexico, is currently under examination related to fiscal year 2013.  In January 2017, we received preliminary observations from SAT outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers, and VAT. We provided a written rebuttal to these preliminary observations during our second fiscal quarter of 2017, which the SAT is in process of analyzing.  During our third fiscal quarter of 2017, we requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman), so that a full discussion of the case between us, the SAT and the PRODECON, as appropriate, can lead to a reconsideration of the SATs findings. During this meeting and discussion period, the statutory period that SAT had in order to issue the tax assessment was suspended.  During our first fiscal quarter of 2018, we had an initial meeting with officials from the SAT and the PRODECON, which led to a further exchange of supporting information and documentation. Although several meetings and discussions with the PRODECON and the SAT were conducted during our fiscal third quarter of 2018, we were unable to materially resolve our case with the SAT through the PRODECON process.

    As a result, on July 12, 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.62 billion Mexican pesos related to Income Tax, Flat Rate Business Tax, and Value Added Tax, related to this fiscal 2013 tax audit.  Additionally, the tax authorities have determined an employee’s profit sharing liability, totaling approximately $118 million Mexican pesos as well.

    We have consulted with both an internationally recognized tax advisor, as well as a global law firm with offices throughout Mexico, and we continue to believe this tax assessment is without merit.   In August 2018, we filed an administrative appeal on the 2013 Assessment.  The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities forcing the legal office within the SAT to rule on the matter.  This process preserves the taxpayer’s right to litigate in tax court if the administrative appeal process ends without a favorable or just resolution.  Here, CDM has appealed our case to the SAT’s central legal department in Mexico City.  Furthermore, in August 2018, we received a favorable ruling from the SAT’s central legal department in Mexico City on another tax matter (see footnote 11 regarding VAT refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2013 Assessment.  We believe this recent ruling significantly undermines the 2013 Assessment we received in July 2018.

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

The following table sets forth our financial assets and liabilities as of January 31, 2019 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$36,951	-	-	$36,951
Total assets at fair value	$36,951	-	-	$36,951

(1)    The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock.  We currently own less than 10% of Limoneira’s outstanding common stock.  These securities are measured at fair value using quoted market prices.  For the three months ended January 31, 2019 we recognized a loss of $4.5 million on the consolidated condensed statement of income. In the prior year, unrealized gains and losses were recognized through other comprehensive income. Unrealized investment holding losses arising during the three months ended January 31, 2018 were $3.1 million.

9.Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Three months ended	Three months ended
Avocados de Jalisco noncontrolling interest	January 31, 2019	January 31, 2018

Noncontrolling interest, beginning	$1,748	$1,016
Noncash transfer of noncontrolling interest	—	1,001
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(6)	(150)
Noncontrolling interest, ending	$1,742	$1,867

10.Earnings per share

Basic and diluted net income per share is calculated as follows (data in thousands, except per share data):

	Three months ended January 31,
	2019	2018
Numerator:
Net Income attributable to Calavo Growers, Inc.	$4,487	$7,139
Denominator:
Weighted average shares – Basic	17,500	17,446
Effect on dilutive securities – Restricted stock/options	58	79
Weighted average shares – Diluted	17,558	17,525
Net income per share attributable to Calavo Growers, Inc:
Basic	$0.26	$0.41
Diluted	$0.26	$0.41

11.Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance.  CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of January 31, 2019 and October 31, 2018,  CDM IVA receivables totaled $24.0 million and $21.9 million.  Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis.  Beginning in fiscal 2014 and continuing into fiscal 2019, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation.  Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations.  We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities.  Currently, we are in the process of collecting such balances through regular administrative processes, but certain amounts may ultimately need to be recovered via legal means.

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

In spite of the favorable ruling from the SAT’s central legal department in Mexico City, as discussed above, the local SAT office in Uruapan continues to believe that CDM is not properly documented relative to its declared tax structure.  As a result, they believe CDM cannot claim certain refundable IVA balances, specifically in regards to our IVA refunds related to the months of January through June of 2013.  CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes.  CDM started an administrative appeal for the IVA related to the request of the months of January, February of March of 2013 and for the period of April, May and June of 2013 our global tax law advisory firm with offices throughout Mexico is working in the administrative appeal through which CDM will challenge the determination made by the tax authorities, which must be filed no later than March 8, 2019.

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

     On December 22, 2017, the President of the United States signed and enacted comprehensive tax legislation into law H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  Except for certain provisions, the Tax Act was effective for tax years beginning on or after January 1, 2018. As a fiscal year U.S. taxpayer with an October 31 fiscal year end, the majority of the new provisions, such as eliminating the domestic manufacturing deduction, creating new taxes on certain foreign sourced income and introducing new limitations on certain business deductions, did not apply until our 2019 fiscal year. For fiscal 2018, the most significant impacts included: lowering of the U.S. federal corporate income tax rate; remeasuring certain net deferred tax assets and liabilities; and requiring the transition tax on the deemed repatriation of certain foreign earnings. In the first quarter of fiscal 2018, we recorded $1.7 million in one-time, non-cash charges related to the revaluation of our net deferred tax assets (approximately $1.4 million) and the transition tax on the deemed repatriation of foreign earnings  (approximately $0.3 million).

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) allowing taxpayers to record a reasonable estimate of the impact of the U.S. legislation when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the estimated income tax charge of $1.7 million represents the Company’s best estimate based on interpretation of the U.S. legislation. As a result, the actual impact on the net deferred tax liability may vary from the estimated amount due to uncertainties in the Company’s preliminary review. At January 31, 2019, the Company has completed its accounting for the tax effects of the 2017 Tax Cuts & Jobs Act and no material adjustments have been made on the provisional amounts recorded at January 31, 2018.

13.  FreshRealm

Based on the NMUPA and related Agreements, as described in Note 4, we reconsidered whether FreshRealm is a variable interest entity (“VIE”).  A VIE refers to a legal business structure in which an investor has a controlling interest in, despite not having a majority of voting rights; or a structure involving equity investors that do not have sufficient resources to support the ongoing operating needs of the business. Due primarily to FreshRealm utilizing substantially more debt to finance its activities, in addition to its existing equity, we continue to believe that FreshRealm should be considered a VIE.  In evaluating whether we are the primary beneficiary of FreshRealm, we considered several factors, including whether we (a) have the power to direct the activities that most significantly impact FreshRealm’s economic performance and (b) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.  We were not the primary beneficiary of FreshRealm at January 31, 2019 because the nature of our involvement with the activities of FreshRealm does not give us the power to direct the activities that most significantly impact its economic performance.  We do not have a future obligation to fund losses or debts on behalf of FreshRealm.  We may, however, voluntarily contribute funds. In the accompanying statements of income, we have presented the income (loss) from unconsolidated entities, after the provision for income taxes for all periods presented.

We record the amount of our investment in FreshRealm, totaling $13.1 million at January 31, 2019, in “Investment in unconsolidated entities” on our Consolidated Condensed Balance Sheets and recognize losses in FreshRealm in “Income/(loss) in unconsolidated entities” on our Consolidated Condensed Statement of Income.

For the three months ended January 31, 2019, FreshRealm incurred losses totaling $11.4 million.   Effective December 16, 2018, FreshRealm completed a “check the box” tax election to change their entity classification for tax purposes to that of a corporation.  To effect this change, FreshRealm, among other things, amended its operating agreement to eliminate the appropriate language related to the flow-through tax consequences of its prior tax status (Seventh Amended and Restated LLC Agreement) and checked the appropriate box on Form 8832 which it then filed with the Internal Revenue Service (IRS).  As a result, losses incurred by FreshRealm from November 1, 2018 to December 15, 2018 were recorded in accordance with FASB Accounting Standards Codification (“ASC”) 810, ASC 323, and ASC 970, which mandate that the recognition of losses for an unconsolidated subsidiary be handled in a manner consistent with cash distributions upon liquidation of the entity when such distributions are different than the investors percentage ownership. As such, we recorded 100% of FreshRealm’s losses from November 1, 2018 through December 15, 2018 totaling $4.2 million. Losses incurred by FreshRealm from December 16, 2018 to January 31, 2019 (after the change in tax status was effective) were recorded to reflect our proportionate share of FreshRealm losses.  From December 16, 2018 to January 31, 2019, our ownership percentage was approximately 37% and accordingly, we recorded losses from December 16, 2018 through January 31, 2019 totaling $2.7 million. As a result of FreshRealm’s recent change in tax status (described above), future operating results for FreshRealm will be allocated to its owners based on ownership percentage.

As of January 31, 2019, and October 31, 2018, we have note receivables from FreshRealm totaling $19.9 million and $9.0 million. See Note 4 for further information.

In the first quarter of fiscal 2019, FreshRealm entered into a supply contract with a large multinational, multi-channel retailer.  Calavo co-signed an addendum to this agreement to provide assurance to the customer that Calavo will assume responsibility for performance, in the event that FreshRealm cannot perform, provided that the customer must work in good faith to make reasonable adjustments to logistical elements in the contract, if requested by Calavo.

Except for the performance guarantee noted above (for which we are unable to quantify our current exposure, if any), our exposure to the obligations of FreshRealm is generally limited to our interests in it.  We believe our maximum exposure to loss in FreshRealm is the carrying value of our investment and our loans to it, which totaled $13.1 million and $19.9 million, as of January 31, 2019.  Our maximum exposure to loss could increase in the future if FreshRealm receives additional financing (i.e. equity or debt) from Calavo or any other investor/lender.  We are under no obligation to provide FreshRealm additional financing.

Unconsolidated Significant Subsidiary

    As described in footnote 4, we own approximately 37% of FreshRealm as of January 31, 2019 and October 31, 2018.  In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies for interim reports on Form 10-Q, we must determine if our unconsolidated subsidiaries are considered, “significant subsidiaries”.  In evaluating our investments, there are two tests utilized to determine if our subsidiaries are considered significant subsidiaries: the income test and the investment test.  Rule 10-01(b)(1) of Regulation S-X requires summarized income statement information of an unconsolidated subsidiary in an interim report if either of the two tests exceed 20%.  Pursuant to Rule 10-01(b)(1) of Regulation S-X, this requires summarized income statement information of FreshRealm in our first fiscal quarter Form

10-Q. As disclosed in our October 31, 2018 10-K, we still plan to file FreshRealm’s financial statements by April 1, 2019 as an amendment to our Form 10-K.

    The following table shows summarized financial information for FreshRealm (in thousands):

Income Statement:

	Three months ended January 31,
	2019	2018

Net sales	$8,888	$5,034
Gross loss	(2,891)	(2,157)
Selling, general and administrative	(6,003)	(3,952)
Other	(2,484)	(279)
Net loss	$(11,378)	$(6,388)

14.  Revenue recognition

Effective at the beginning of our fiscal 2019, the Company adopted Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers," and all the related amendments (Accounting Standards Codification (ASC) 606) using the modified retrospective method of adoption. ASC 606 consists of a comprehensive revenue recognition standard, which requires the recognition of revenue when control of promised goods are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of net consideration expected to be received in exchange for transferring products. Revenue from product sales is governed primarily by customer pricing and related purchase orders (“contracts”) which specify shipping terms and certain aspects of the transaction price including rebates, discounts and other sales incentives. Contracts are at standalone pricing. The performance obligation in these contracts is determined by each of the individual purchase orders and the respective stated quantities, with revenue being recognized at a point in time when obligations under the terms of the agreement are satisfied. This generally occurs with the transfer of control of our products to the customer and the product is delivered. The Company's customers have an implicit and explicit right to return non-conforming products. A provision for payment discounts and product return allowances, which is estimated, is recorded as a reduction of sales in the same period that the revenue is recognized.

Sales Incentives and Other Promotional Programs

The Company routinely offers sales incentives and discounts through various regional and national programs to our customers and consumers. These programs include product discounts or allowances, product rebates, product returns, one-time or ongoing trade-promotion programs with customers and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. The costs associated with these activities are accounted for as reductions to the transaction price of the Company’s products and are, therefore, recorded as reductions to gross sales at the time of sale. The Company bases its estimates of incentive costs on historical trend experience with similar programs, actual incentive terms per customer contractual obligations and expected levels of performance of trade promotions, utilizing customer and sales organization inputs. The Company maintains liabilities at the end of each period for the estimated incentive costs incurred but unpaid for these programs. Differences between estimated and actual incentive costs are generally not material and are recognized in earnings in the period such differences are determined. Reserves for product returns, accrued rebates and promotional accruals are included in the condensed consolidated balance sheets as part of accrued expenses.

Principle vs. Agent Considerations

We frequently enter into consignment arrangements with avocado and tomato growers and packers located outside of the U.S. and growers of certain perishable products in the U.S. We evaluated whether its performance obligation is a promise to transfer services to the customer (as the principal) or to arrange for services to be provided by another party (as the agent) using a control model. This evaluation determined that the Company is in control of establishing the transaction price, managing all aspects of the shipments process and taking the risk of loss for delivery, collection, and returns. Based on the Company’s evaluation of the control model, it determined that all of the Company’s major businesses act as the principal rather than the agent within their revenue arrangements and such revenues are reported on a gross basis.

Practical Expedients

The Company elected the following practical expedients upon its adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).

•Shipping and handling costs - The company elected to account for shipping and handling activities that occur before the customer has obtained control of a good as fulfillment activities rather than as a promised service.

•Measurement of transaction price - The Company has elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on, and concurrent with, a specific revenue-producing transaction and collected by the Company from a customer for sales taxes.

•Contract costs - The Company has elected to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period is one year or less.

The adoption of ASC 606 did not have an impact on our consolidated results of operations for the three months ended January 31, 2019.

15.  Amendment to Credit Agreement

    Effective March 1, 2019, we entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with Farm Credit West, PCA, and Bank of America, N.A., relating to our Credit Agreement dated as of June 14, 2016 and the First Amendment to Credit Agreement dated as of August 29, 2016.  The Second Amendment, among other things, excludes financial results of FreshRealm from Calavo’s financial reporting requirements and covenant calculations and provides flexibility in making investments in joint ventures and non-wholly owned subsidiaries of Calavo.

16.    Sale of Temecula, California Packinghouse

    In January 2019, we entered into an agreement to sell our Temecula, California packinghouse for $7.1 million in cash and, concurrently, leaseback a portion of the facility representing approximately one-third of the total square footage.  The contract is subject to terms that are usual and customary for real estate sales of this nature and is expected to close during our second fiscal quarter of 2019.

    Included in our Property, Plant and Equipment is our Temecula, California packinghouse that is currently being held-for-sale.  The Net Book Value of this held-for-sale property is approximately $0.7 million.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended October 31, 2018 of Calavo Growers, Inc. (we, Calavo, or the Company).

Recent Developments

Dividend payment

On December 7, 2018, we paid a $1.00 per share dividend in the aggregate amount of $17.6 million to shareholders of record on November 16, 2018.

Litigation

From time to time, we are also involved in other litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Mexico tax audits

    We conduct business both domestically and internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in Mexico and the United States.  During our third quarter of fiscal 2016, our wholly-owned subsidiary, Calavo de Mexico (“CDM”), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (“MFM”) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary.  MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (“VAT”).  During our fourth fiscal quarter of 2016, we provided a written rebuttal to MFM’s preliminary observations and requested the adoption of a conclusive agreement before the PRODECON (Local Tax Ombudsman) so that a full discussion of the case between us, the MFM and the PRODECON, as appropriate, can lead to a reconsideration of the MFM findings. During our third and fourth fiscal quarters of 2017, several meetings between MFM, PRODECON and us took place and on November 28, 2017, the initial PRODECON process concluded. In April 2018, we filed a second formal agreement before the PRODECON, so that we can continue the discussion of the case between us, the MFM and the PRODECON. During this meeting and discussion period, the statutory period that MFM has in order to issue the tax assessment has been suspended. Currently, we are waiting for the response of the MFM and the PRODECON regarding our next meeting date. We believe we have the legal arguments and documentation to sustain the positions challenged by tax authorities.

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

Unrealized and realized net loss on Limoneira Stock

In January 2016, the FASB issued an ASU, which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The guidance is effective for fiscal years and interim period within those fiscal years beginning after December 15, 2017. We adopted this new standard at the beginning of fiscal 2019. With the adoption of this new standard, we reclassed $12.1 million in accumulated other comprehensive income to retained earnings as of November 1, 2018. Additionally, for the three months ended January 31, 2019, we sold 51,271 shares of Limoneira stock and recorded a loss of $0.1 million in our consolidated statements of income.  Limoneira’s stock price at January 31, 2019 and October 31, 2018 equaled $22.03 per share and $24.65 per share. Our remaining shares of Limoneira stock, totaling 1,677,299 at January 31, 2019, were revalued at $22.03 per share and we recorded a loss of $4.4 million in our consolidated statements of income.

Second Amendment to Credit Agreement

   Effective March 1, 2019, we entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with Farm Credit West, PCA, and Bank of America, N.A., relating to our Credit Agreement dated as of June 14, 2016 and the First Amendment to Credit Agreement dated as of August 29, 2016.  The Second Amendment, among other things, excludes financial results of FreshRealm from Calavo’s financial reporting requirements and covenant calculations and provides flexibility in making investments in joint ventures and non-wholly owned subsidiaries of Calavo.

Sale of Temecula, California Packinghouse

    In January 2019, we entered into an agreement to sell our Temecula, California packinghouse for $7.1 million in cash and, concurrently, leaseback a portion of the facility representing approximately one-third of the total square footage.  The contract is subject to terms that are usual and customary for real estate sales of this nature and is expected to close during our second fiscal quarter of 2019.

Net Sales

The following table summarizes our net sales by business segment for each of the three months ended January 31, 2019 and 2018:

	Three months ended January 31,
	2019	Change	2018

Net sales:
Fresh products	$116,854	(4.8)%	$122,785
Calavo Foods	22,114	16.2%	19,037
RFG	119,064	12.2%	106,106
Total net sales	$258,032	4.1%	$247,928

As a percentage of net sales:
Fresh products	45.3%		49.5%
Calavo Foods	8.6%		7.7%
RFG	46.1%		42.8%
	100.0%		100.0%

Summary

Net sales for the three months ended January 31, 2019, compared to the corresponding period in fiscal 2018, increased by $10.1 million, or approximately 4%. The increase in sales, when compared to the same corresponding prior year periods, was primarily related to gains in Calavo Foods and RFG, partially offset by a decline in the Fresh products segment.

For the quarter ended January 31, 2019, Calavo Foods had our largest percentage increases in sales, followed by our RFG segment. Our Fresh product segment decreased, as shown above. The increase in Calavo Foods sales was due primarily to increased sales of our prepared avocado products. The increase in RFG sales was due primarily to increased sales from fresh-cut fruit & vegetables and prepared foods products. The decrease in Fresh products sales was due primarily to a decrease in the sales price of avocados.  See discussion below for further details.

All three segments of our business are subject to seasonal trends which can impact the volume and/or quality of fruit sourced in any particular quarter.  All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

First Quarter 2019 vs. First Quarter 2018

Net sales delivered by the Fresh products business decreased by approximately $5.9 million, or 5%, for the first quarter of fiscal 2019, when compared to the same period for fiscal 2018.  This decrease in Fresh product sales during the first quarter of fiscal 2019 was primarily related to decreased sales of avocados, as higher sales volumes were more than offset by lower sales prices.

Sales of avocados decreased $5.4 million, or 5%, for the first quarter of 2019, when compared to the same prior year period.  This decrease in avocado sales was primarily due to a 11% decrease in the average sales price per carton. We attribute much of this change in price to a higher overall supply of avocados in the market during the first quarter of fiscal 2019. The decrease in sales price was partially offset by a 5.7 million pound, or 7%, increase in the volume of avocados sold during the quarter.

Calavo Foods

First Quarter 2019 vs. First Quarter 2018

Sales for Calavo Foods for the quarter ended January 31, 2019, when compared to the same period for fiscal 2018, increased $3.1 million, or 16%.  Sales of prepared avocado products increased by approximately $3.1 million, or 17%, for the quarter ended January 31, 2019, when compared to the same prior year period. This increase was the result of both an increase in the total volume of pounds sold and an increase in the average sales price per pound.

RFG

First Quarter 2019 vs. First Quarter 2018

Sales for RFG for the quarter ended January 31, 2019, when compared to the same period for fiscal 2018, increased $13.0 million, or 12%.  The overall increase in sales is primarily due to higher sales volume from expanded retail partnerships in multiple geographies, most notably in a few regions in which the Company has added production capacity.  This increase was partially offset by impacts related to the FDA’s romaine lettuce advisory in November, as well as raw material challenges that constrained output for certain key products.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three months ended January 31, 2019 and 2018:

	Three months ended January 31,
	2019	Change	2018

Gross Profit:
Fresh products	$20,790	45.8%	$14,257
Calavo Foods	6,432	7.6%	5,975
RFG	3,615	(40.5)%	6,078
Total gross profit	$30,837	17.2%	$26,310

Gross profit percentages:
Fresh products	17.8%		11.6%
Calavo Foods	29.1%		31.4%
RFG	3.0%		5.7%
Consolidated	12.0%		10.6%

Summary

Our cost of goods sold consists predominantly of ingredient costs (primarily fruit and other whole foods), packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Gross profit increased by approximately $4.5 million, or 17%, for the first quarter of fiscal 2019, when compared to the same period for fiscal 2018. The increase was primarily attributable to gross profit increases in our Fresh products and Calavo Foods segments, partially offset by a decrease in the RFG segment.

Fresh products

During our three months ended January 31, 2019, as compared to the same prior year period, the increase in our Fresh products segment gross profit percentage was the result of increased profit for avocados. For the first quarter ended January 31, 2019, compared to the same prior year period, the gross profit percentage for avocados increased to 18.6% in 2019 from 11.7% in 2018.  The increase was primarily related to our strength in fresh avocado sourcing, production and sales management during the unusual market supply conditions experienced in the first quarter of fiscal 2019. In addition, the U.S. Dollar to Mexican Peso exchange rate was stronger in the first quarter 2019, when compared to the same prior year period.  Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profits for our Fresh products segment.

Calavo Foods

The increase in Calavo Foods gross profit is due to increased sales volumes compared to prior year. Calavo Foods gross profit percentage decreased to 29.7% from 32.4% of net sales, during our three months ended January 31, 2019 compared to the same prior year periods. The decrease in Calavo Foods gross profit percentage was due primarily to higher production costs, mainly related to the increased use of third party copackers which management believes is necessary in order to continue to grow sales volumes. Note that any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Calavo Foods segments.

RFG

RFG’s gross profit percentage for the quarter ended January 31, 2019 was 3.0%, compared to 5.7% in the same prior year period. The gross profit decline in the three months ended January 31, 2019, was due primarily to raw material issues caused by inclement weather in key growing regions for several important commodities during the quarter.  This resulted in higher input prices, as well as poor quality and yields, which required additional processing labor.  Lower sales of certain items related to these raw material challenges, as well as the FDA’s romaine lettuce advisory, also impacted total gross profit in the quarter. Further, RFG had approximately $0.3 million in pre-opening cost related to the new Pacific Northwest production facility during the quarter.

Selling, General and Administrative

	Three months ended January 31,
	2019	Change	2018
	(Dollars in thousands)
Selling, general and administrative	$14,276	(8.0)%	$15,517
Percentage of net sales	5.5%		6.3%

         Selling, general and administrative expenses of $14.3 million for the three months ended January 31, 2019 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs.  Selling, general and administrative expenses decreased $1.2 million, or 8.0%, for the three months ended January 31, 2019, when compared to the same period for fiscal 2018. This decrease was primarily related to $0.9 million of senior management transition expenses recognized in the first quarter of fiscal 2018 related to the stock grant issued to two officers who retired, and $0.3 million of lower broker commissions.

Income (loss) from unconsolidated entities

	Three months ended January 31,
	2019	Change	2018
	(Dollars in thousands)
Income (loss) from unconsolidated entities	$(6,298)	(1,144.4)%	$603
Percentage of net sales	(2.4)%		0.2%

Income (loss) from unconsolidated entities includes our allocation of earnings or losses from our investments in FreshRealm and Don Memo. For the three months ended January 31, 2019 and 2018, we recognized $0.6 million of income related to Don Memo.  For the three months ended January 31, 2019, we recognized $6.9 million of losses related to FreshRealm.  While we are unable to determine with certainty the future operating results of FreshRealm and future non-Calavo investments, if any, we anticipate recording additional non-cash losses from FreshRealm during the remainder of fiscal 2019. As a result of FreshRealm’s recent change in tax status (described earlier), we expect that future operating results for FreshRealm will be allocated to its owners based on ownership percentage, (as of January 31,

2019 our ownership was approximately 37%). As of January 31, 2019, our total investment balance of approximately $13.1 million, plus $19.9 million related to the Notes receivables.  See Note 13 in our consolidated financial statements for more information.

Provision for Income Taxes

	Three months ended January 31,
	2019	Change	2018

Provision for income taxes	$1,533	(64.4)%	$4,302
Effective tax rate	25.5%		38.1%

Our tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. In the first quarter ended in fiscal 2019 and 2018, we recorded an income tax benefit of approximately $0.1 million and $0.4 million, pursuant to ASU 2016-09, Improvements to Employee Share-based Payment Accounting. In addition, in the first quarter of fiscal 2018, we recorded $1.7 million in one-time, non-cash charges related to the revaluation of our net deferred tax assets (approx. $1.4 million) and the transition tax on the deemed repatriation of foreign earnings (approx. $0.3 million). We recognize the effects of tax legislation in the period in which the law is enacted. Our deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse based on the Tax Act and a change accelerating certain tax deductions on our 2017 federal tax return.

Liquidity and Capital Resources

Cash provided by operating activities was $10.4 million for the three months ended January 31, 2019, compared to cash provided by operating activities of $7.9 million for the similar period in fiscal 2018.  Cash provided by operating activities for the three months ended January 31, 2019 reflect primarily our net income of $4.5 million, non-cash activities (depreciation and amortization, stock-based compensation expense, deferred taxes, (loss)/income from unconsolidated entities and net losses on Limoneira shares) of $15.2 million and a net decrease in the components of our operating capital of approximately $9.3 million.

The working capital decrease results from an increase in accounts receivable of $7.2 million, a decrease in payable to growers of $3.8 million, an increase in inventory of $3.4 million, an increase in other assets of $2.7 million, and an increase in prepaid expenses and other current assets of $0.4 million, partially offset by a net increase in accounts payable and accrued expenses of $5.6 million, a decrease in advances to suppliers of $1.2 million, a decrease in income taxes receivable of $1.2 million and a decrease of $0.2 million in deferred rent.

The increase in our accounts receivable, as of January 31, 2019 when compared to October 31, 2018, primarily reflects higher sales recorded in the month of January 2019, as compared to October 2018. The decrease in payable to growers primarily reflects a decrease in our Mexican avocado grower liability. The increase in inventory is primarily related to an increase in prepared guacamole products for our Foods segment, higher volumes of avocados on hand (partially offset by lower prices) and higher RFG inventories at January 31, 2019 when compared to October 31, 2018. The increase in other assets is due to an increase in Mexican IVA tax receivable (see Note 11 to our consolidated condensed financial statements).  The increase in prepaids and other current assets is due primarily to increased Mexican IVA tax receivable. The increase in accounts payable and accrued expenses is primarily related to an increase in our payables related to RFG. The increase in advances to suppliers primarily reflects more pre-season advances outstanding to our tomato growers in January 2019, compared to October 2018. The decrease in income taxes receivable is primarily related to the taxes on current year earnings.

Cash used in investing activities was $13.1 million for the three months ended January 31, 2019, which primarily related to loans to FreshRealm of $10.5 million, property, plant and equipment purchases of $3.9 million, partially offset by proceeds received on the sales of Limoneira stock of $1.2 million and proceeds received from the repayment of the San Rafael note of $0.1 million.

Cash provided by financing activities was $5.4 million for the three months ended January 31, 2019, which related principally to the proceeds received on our credit facilities totaling $24.0 million, partially offset by the payment of our $17.6 million dividend and the payment of minimum withholding taxes on net share settlement of equity awards of $1.0 million.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing Credit Facility.  Cash and cash equivalents as of January 31, 2019 and October 31, 2018 totaled $4.2 million and $1.5 million. Our working capital at January 31, 2019 was $24.9 million, compared to $29.6 million at October 31, 2018.

We believe that cash flows from operations and the available Credit Facility will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for at least the next twelve months.  We will continue to evaluate grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel growth in each of our business segments.  We have a revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West, as joint lead arranger. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases.  Total credit available under this agreement is $80 million, and will expire in June 2021. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our current credit agreement the weighted-average interest rate was 3.7% and 3.4% at January 31, 2019 and October 31, 2018.  Under these credit facilities, we had $39.0 million and $15.0 million outstanding as January 31, 2019 and October 31, 2018.

    This Credit Facility contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We are in compliance with all such covenants.

Contractual Obligations

There have been no material changes to our contractual commitments, from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2018. For a summary of the contractual commitments at October 31, 2018, see Part II, Item 7, in our 2017 Annual Report on Form 10-K.

Impact of Recently Issued Accounting Pronouncements

See Note 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations.  All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes.  The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2019.

(All amounts in thousands)	Expected maturity date January 31,
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$4,211	$—	$—	$—	$—	$—	$4,211	$4,211
Accounts receivable (1)	73,323	—	—	—	—	—	73,323	73,323

Liabilities
Payable to growers (1)	$10,247	$—	$—	$—	$—	$—	$10,247	$10,247
Accounts payable (1)	16,917	—	—	—	—	—	16,917	16,917
Current borrowings pursuant to credit facilities (1)	39,000	—	—	—	—	—	39,000	39,000
Fixed-rate long-term obligations (2)	112	122	122	27	—	—	383	396

(1)

We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)

Fixed-rate long-term obligations bear interest rates ranging from 4.0% to 4.3% with a weighted-average interest rate of 4.2%.  We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $7,000.

We were not a party to any derivative instruments during the fiscal year.  It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos.  Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates.  Management does, however, evaluate this opportunity from time to time.  Total foreign currency transaction gains for the three months ended January 31, 2019, net of losses, was $0.2 million. Total foreign currency transaction losses for the three months ended January 31, 2018, net of losses, was $0.2 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2019  that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part 1, item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2018.  There have been no material changes from the risk factors set forth in such Annual Report on Form 10-K.  However, the risks and uncertainties that we face are not limited to those set forth in the 2018 Form 10-K.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

ITEM 6. EXHIBITS

10.1	Amended and Restated Promissory Note.
10.2	Fourth Amendment to Senior Promissory Note and Note and Membership Unit Purchase Agreement.
10.3	FreshRealm Promissory Note.

10.4	Second Amendment to Credit Agreement.
10.5	FreshRealm Seventh and Restated LLC Agreement.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of January 31, 2019 and October 31, 2018; (2) Consolidated Condensed Statements of Income for the three months ended January 31, 2019 and 2018; (3) Consolidated Condensed Statements of Comprehensive Income for the three months ended January 31, 2019 and 2018; (4) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2019 and 2018; and (5) Notes to Unaudited Condensed Consolidated Financial Statements.

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1 10.2 10.3 10.4 10.5

Amended and Restated Promissory Note.

Fourth Amendment to Senior Promissory Note and Note and Membership Unit Purchase Agreement.

FreshRealm Promissory Note.

Second Amendment to Credit Agreement.

FreshRealm Seventh and Restated LLC Agreement.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of January 31, 2019 and October 31, 2018; (2) Consolidated Condensed Statements of Income for the three months ended January 31, 2019 and 2018; (3) Consolidated Condensed Statements of Comprehensive Income for the three months ended January 31, 2019 and 2018; (4) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2019 and 2018; and (5) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: March 7, 2019
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, President, and
Chief Executive Officer
(Principal Executive Officer)

Date: March 7, 2019
	By	/s/ B. John Lindeman
B. John Lindeman
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)