Form 10-K/A
period 2018-10-31
CALAVO GROWERS INC
filed 2019-04-01
CIK 1133470

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

EXPLANATORY NOTE -AMENDMENT

Calavo Growers, Inc. (“Calavo”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to include in its Annual Report on Form 10-K for the fiscal year ended October 31, 2018 (the “Annual Report”)., pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, financial statements and related notes of its equity investee, FreshRealm, LLC (“FreshRealm”).

Calavo owned approximately 37% of FreshRealm as of October 31, 2018.  In accordance with Rule 3-09 of Regulation S-X, we must determine if our unconsolidated subsidiaries are considered “significant subsidiaries”.  In evaluating our investments, there are three tests utilized to determine if our subsidiaries are considered significant subsidiaries: the asset test, the income test and the investment test.  Rule 3-09 of Regulation S-X requires separate audited financial statements of an unconsolidated subsidiary in an annual report if any of the three tests exceed 20%. Such statements are required to be audited only for the years in which such tests were met. Pursuant to Rule 3-09 of Regulation S-X, separate audited financial statements of FreshRealm are required for the fiscal year ended December 31, 2018 and are included in this Form 10-K/A.

FreshRealm did not meet the significance test for Fiscal 2017 and 2016. Accordingly, Calavo has also included in this Form 10-K/A the unaudited financial statements of FreshRealm, LLC for fiscal years 2016 and 2017. The financial statements were not included in the Original Form 10-K because FreshRealm’s fiscal year ended December 31, 2018, which was after the date of the filing of the Original Form 10-K.

Item 15 is the only portion of the Annual Report being supplemented or amended by this Form 10-K/A. Additionally, in connection with the filing of this Form 10-K/A and pursuant to SEC rules, Calavo is including the consent of the independent auditors of FreshRealm LLC and currently dated certifications. This Form 10-K/A does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with Calavo’s filings with the SEC subsequent to the filing of the Annual Report.

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

10.4	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[3]

10.5	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]
10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[3]
10.7	Calavo Supplemental Executive Retirement Agreement dated March 11, 1983 between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.8	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.9	Line of Credit and Security Agreement, dated July 15, 2013 by and between Calavo Growers, Inc. a California Corporation, and FreshRealm, LLC, a Delaware limited liability company. [19]
10.10	2011 Management Incentive Plan of Calavo Growers, Inc. [14]
10.11	Equity Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [17]
10.12	Goodwill Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [17]
10.13	Pledge and Security Agreement dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [17]
10.14	Personal Guaranty dated October 31, 2013 between Calavo Growers, Inc. and Francisco Clouthier. [17]
10.15	Amendment to Goodwill Promissory Note [30]
10.16	Employment Agreement dated July 21, 2015, between Calavo Growers, Inc. and B. John Lindeman. [22]
10.17	Amendment No. 7 to Business Loan Agreement, dated as of January 19, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [23]
10.18	Letter Amendment to Revolving Credit Facility, dated January 19, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [23]
10.19	Letter Amendment to Revolving Credit Facility, dated January 26, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [24]
10.20	Amendment No. 8 to Business Loan Agreement, dated as of January 28, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [24]
10.21	Continuing and Unconditional Guaranty, dated as of January 28, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [24]
10.22	Amendment No. 9 to Business Loan Agreement, dated as of May 26, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [25]
10.23	Letter Amendment to Revolving Credit Facility, dated May 20, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [25]
10.24	Credit Agreement, dated as of June 14, 2016, by and among Calavo Growers, Inc., and the subsidiary guarantor identified therein and the lenders and agents names therein. [26]
10.25	Revolving Credit Note, dated as of June 14, 2016, by and among Calavo Growers, Inc., and FCW.[26]
10.26	First Amendment to Credit Agreement dated August 29, 2016. [27]
10.27	Agreement to Sell and Purchase and Escrow Instructions with Fresh Foods, LLC, a Delaware limited liability company dated July 25, 2016. [28]
10.28	First Amendment Agreement to Sell and Purchase and Escrow Instructions, by and among Calavo Growers, Inc., and Fresh Foods, LLC. [29]
10.29	FreshRealm, LLC, Sixth Amended and Restated Limited Liability Company Agreement. [31]
10.30	First Amendment to FreshRealm, LLC, Sixth Amended and Restated Limited Liability Company Agreement. [31]
21.1	Subsidiaries of Calavo Growers, Inc. [1]
23.1	Consent of Deloitte & Touche LLP. [32]
23.2	Consent of Moss Adams LLP. *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e) *

32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *
99.1	Financial Statements of FreshRealm LLC *
101

The following financial information from the Annual Report on Form 10-K of Calavo Growers, Inc. for the year ended October 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of October 31, 2018 and 2017; (2) Consolidated Statements of Income for the years ended October 31, 2018, 2017 and 2016; (3) Consolidated Statements of Comprehensive Income for the years ended October 31, 2018, 2017, and 2016; (4) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2018, 2017, and 2016; (5) Consolidated Statements of Cash Flows for the years ended October 31, 2018, 2017 and 2016; and (6) Notes to Financial Statements. [32]

*Filed with this Annual Report on Form 10-K/A.

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.
2	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
3	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
4	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
5	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.
6	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
7	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.
8	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
9	Previously filed on January 27, 2009 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.
10	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
11	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
12	Previously filed on January 11, 2010 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
13	Previously filed on March 11, 2010 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

14	Previously filed on January 14, 2011 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
15	Previously filed on March 30, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
16	Previously filed on January 10, 2012 as an exhibit to the Registrant’s Report on Form 8-K/A and incorporated herein by reference.
17	Previously filed on November 6, 2012 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
18	Previously filed on September 4, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
19	Previously filed on September 9, 2013 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
20	Previously filed on November 26, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
21	Previously filed on September 30, 2014 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
22	Previously filed on July 27, 2015 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
23	Previously filed on January 25, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
24	Previously filed on February 1, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
25	Previously filed on May 27, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
26	Previously filed on June 20, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
27	Previously filed on September 1, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
28	Previously filed on September 8, 2016 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.
29	Previously filed on November 7, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.
30	Previously filed on December 23, 2016 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.
31	Previously filed on September 4, 2018 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

32	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2018 of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2019.

CALAVO GROWERS, INC

By:	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 1, 2019 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Lecil E. Cole	Chairman of the Board of Directors, and
Lecil E. Cole	Chief Executive Officer
(Principal Executive Officer)

/s/ B. John Lindeman	Chief Financial Officer and Corporate Secretary
B. John Lindeman	(Principal Financial Officer)

/s/ James E. Snyder	Corporate Controller
James E. Snyder	(Principal Accounting Officer)

