Form 10-Q
period 2019-07-31
CALAVO GROWERS INC
filed 2019-09-05
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

Emerging Growth Company ◻
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

Registrant's number of shares of common stock outstanding as of July 31, 2019 was 17,594,621

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo Growers, Inc. and its consolidated subsidiaries (Calavo, the Company, we, us or our) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, gross profit, expenses, gain/(loss) on Limoneira shares, income/(loss) from unconsolidated entities, earnings, earnings per share, tax provisions, cash flows, currency exchange rates, the impact of acquisitions or debt or equity investments or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration (including information technology systems integration) plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance, whether attributable to Calavo or any of its unconsolidated entities; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; any risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and trade protection measures, such as import/export/customs duties, tariffs and/or quotas); any risks associated with receivables from and/or equity investments in unconsolidated entities; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic trends and events; the competitive pressures faced by Calavo's businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs; integration and other risks associated with business combinations; the hiring and retention of key employees; the resolution of pending investigations, legal claims and tax disputes; any risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and trade protection measures, such as import/export/customs duties, tariffs and/or quotas); any risks associated with receivables from and/or equity investments in unconsolidated entities; and other risks that are described herein, including, but not limited to, the items discussed in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, and those detailed from time to time in our other filings with the Securities and Exchange Commission. Calavo assumes no obligation and does not intend to update these forward-looking statements.

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	July 31,	October 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$5,168	$1,520
Accounts receivable, net of allowances of $4,122 (2019) $3,227 (2018)	87,977	66,143
Inventories, net	46,340	35,044
Prepaid expenses and other current assets	7,248	16,727
Advances to suppliers	5,140	5,555
Income taxes receivable	361	3,521
Total current assets	152,234	128,510
Property, plant, and equipment, net	131,245	122,143
Investment in Limoneira Company	33,194	42,609
Investment in unconsolidated entities	12,860	24,805
Deferred income taxes	4,377	4,377
Goodwill	18,262	18,262
Notes receivable from FreshRealm	30,743	—
Other assets	30,132	27,030
	$413,047	$367,736
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$34,597	$14,001
Trade accounts payable	15,385	13,735
Accrued expenses	48,941	38,521
Short-term borrowings	—	15,000
Dividend payable	—	17,568
Current portion of long-term obligations	754	118
Total current liabilities	99,677	98,943
Long-term liabilities:
Long-term obligations, less current portion	5,590	314
Deferred rent	3,631	2,678
Other long-term liabilities	4,987	842
Total long-term liabilities	14,208	3,834
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,595 (2019) and 17,567 (2018) shares issued and outstanding)	18	18
Additional paid-in capital	160,722	157,928
Accumulated other comprehensive income	—	12,141
Noncontrolling interest	1,722	1,748
Retained earnings	136,700	93,124
Total shareholders' equity	299,162	264,959
	$413,047	$367,736

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2019	2018	2019	2018

Net sales	$359,332	$296,419	$903,601	$808,752
Cost of sales	323,557	263,349	800,152	717,403
Gross profit	35,775	33,070	103,449	91,349
Selling, general and administrative	14,295	13,893	44,228	42,285
Gain on sale of Temecula packinghouse	75	—	2,002	—
Operating income	21,555	19,177	61,223	49,064
Interest expense	(228)	(135)	(847)	(654)
Other income, net	936	406	2,332	831
Unrealized and realized net loss on Limoneira shares	(5,116)	—	(8,262)	—
Income before provision for income taxes and loss from unconsolidated entities	17,147	19,448	54,446	49,241
Provision for income taxes	3,987	3,403	11,093	12,469
Net loss from unconsolidated entities	(2,510)	(3,677)	(11,944)	(3,399)
Net income	10,650	12,368	31,409	33,373
Less: Net loss (income) attributable to noncontrolling interest	(47)	(18)	26	238
Net income attributable to Calavo Growers, Inc.	$10,603	$12,350	$31,435	$33,611

Calavo Growers, Inc.’s net income per share:
Basic	$0.61	$0.71	$1.79	$1.92
Diluted	$0.60	$0.70	$1.79	$1.91

Number of shares used in per share computation:
Basic	17,525	17,481	17,517	17,475
Diluted	17,605	17,581	17,589	17,567

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended		Nine months ended
	July 31,		July 31,
	2019	2018	2019	2018
Net income	$10,650	$12,368	$31,409	$33,373
Other comprehensive income, before tax:
Unrealized investment gains	—	6,880	—	6,758
Income tax expense related to items of other comprehensive income	—	(1,789)	—	(1,477)
Other comprehensive income, net of tax	—	5,091	—	5,281
Comprehensive income	10,650	17,459	31,409	38,654
Less: Net loss (income) attributable to noncontrolling interest	(47)	(18)	26	238
Comprehensive income – Calavo Growers, Inc.	$10,603	$17,441	$31,435	$38,892

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended July 31,
	2019	2018

Cash Flows from Operating Activities:
Net income	$31,409	$33,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,173	9,796
Provision for losses (gains) on accounts receivable	83	(10)
Net loss from unconsolidated entities	11,945	3,399
Unrealized and realized net loss on Limoneira shares	8,262	—
Interest income on notes to FreshRealm	(1,643)	—
Stock-based compensation expense	2,710	3,716
Gain on sale of Temecula packinghouse	(2,002)	—
Gain on disposal of property, plant, and equipment	—	(108)
Deferred income taxes	—	3,527
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(21,917)	(3,652)
Inventories, net	(11,296)	(4,999)
Prepaid expenses and other current assets	(652)	(203)
Advances to suppliers	1,215	(775)
Income taxes receivable/payable	3,160	2,353
Other assets	(3,754)	(3,246)
Payable to growers	20,596	5,500
Deferred rent	954	50
Trade accounts payable, accrued expenses and other long-term liabilities	11,239	(8,753)
Net cash provided by operating activities	60,482	39,968
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(11,701)	(11,551)
Proceeds received for repayment of San Rafael note	339	349
Proceeds received from Limoneira stock sales	1,154	—
Proceeds from sale of Temecula packinghouse	7,100	—
Investment in FreshRealm	—	(3,500)
Notes receivables advanced to FreshRealm	(20,100)	(2,500)
Proceeds received for repayment of loan to FreshRealm	—	2,500
Net cash used in investing activities	(23,208)	(14,702)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(17,568)	(16,657)
Proceeds from revolving credit facility	195,500	185,500
Payments on revolving credit facility	(210,500)	(197,500)
Payments of minimum withholding taxes on net share settlement of equity awards	(1,008)	(1,158)
Payments on long-term obligations	(135)	(100)
Proceeds from stock option exercises	85	53
Net cash used in financing activities	(33,626)	(29,862)
Net increase (decrease) in cash and cash equivalents	3,648	(4,596)
Cash and cash equivalents, beginning of period	1,520	6,625
Cash and cash equivalents, end of period	$5,168	$2,029

Noncash Investing and Financing Activities:
Acquisitions of property, plant, and equipment with capital lease	$2,827	$—
Capital lease related to Temecula packinghouse	$3,306	$—
Property, plant, and equipment included in trade accounts payable and accrued expenses	$2,484	$367
Noncash transfer of noncontrolling interest	$—	$1,001
Collection for Agricola Belher Infrastructure Advance	$800	$200
Unrealized investment gain	$—	$6,758

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Interest	Total

Balance, October 31, 2017	17,533	18	154,243	10,434	78,411	1,016	244,122
Exercise of stock options and income tax benefit	3	—	53	—	—	—	53
Stock compensation expense	—	—	941	—	—	—	941
Restricted stock issued	7	—	891	—	—	—	891
Unrealized gain on Limoneira investment, net	—	—	—	(2,022)	—	—	(2,022)
Noncash transfer of noncontrolling interest	—	—	(1,001)	—	—	1,001	—
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	(150)	(150)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	7,139	—	7,139
Balance, January 31, 2018	17,543	18	155,127	8,412	85,550	1,867	250,974
Stock compensation expense	—	—	942	—	—	—	942
Restricted stock issued	24	—	—	—	—	—	—
Unrealized gain on Limoneira investment, net	—	—	—	2,212	—	—	2,212
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	(106)	(106)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	14,122	—	14,122
Balance, April 30, 2018	17,567	18	156,069	10,624	99,672	1,761	268,144
Stock compensation expense	—	—	942	—	—	—	942
Unrealized gain on Limoneira investment, net	—	—	—	5,091	—	—	5,091
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	18	18
Net income attributable to Calavo Growers, Inc.	—	—	—	—	12,350	—	12,350
Balance, July 31, 2018	17,567	$18	$157,011	$15,715	$112,022	$1,779	$286,545

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Interest	Total

Balance, October 31, 2018	17,567	18	157,928	12,141	93,124	1,748	264,959
Exercise of stock options and income tax benefit	2	—	47	—	—	—	47
Stock compensation expense	—	—	966	—	—	—	966
Restricted stock issued	24	—	—	—	—	—	—
Unrealized gains on Limoneira investment reclassed to retained earnings	—	—	—	(12,141)	12,141	—	—
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	(6)	(6)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	4,487	—	4,487
Balance, January 31, 2019	17,593	18	158,941	—	109,752	1,742	270,453
Exercise of stock options and income tax benefit	2	—	37	—	—	—	37
Stock compensation expense	—	—	860	—	—	—	860
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	(67)	(67)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	16,345	—	16,345
Balance, April 30, 2019	17,595	18	159,838	—	126,097	1,675	287,628
Stock compensation expense	—	—	884	—	—	—	884
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	47	47
Net income attributable to Calavo Growers, Inc.	—	—	—	—	10,603	—	10,603
Balance, July 31, 2019	17,595	$18	$160,722	$—	$136,700	$1,722	$299,162

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

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued an ASU, which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The Company adopted this new standard at the beginning of fiscal 2019. With the adoption of this new standard, we reclassed unrealized gains of $12.1 million in accumulated other comprehensive income to retained earnings as of November 1, 2018. Additionally, for the nine months ended July 31, 2019, we sold 51,271 shares of Limoneira stock and recorded a loss of $0.1 million in our consolidated statements of income. Limoneira’s stock price at July 31, 2019, April 30, 2019 and October 31, 2018 equaled $19.79 per share, $22.84 per share, and $24.65 per share. Our remaining shares of Limoneira stock, totaling 1,677,299, were revalued to $19.79 per share at July 31, 2019 and, as a result, we recorded a loss of $5.1 million for the three months ended July 31, 2019 and we recorded a loss of $8.2 million for the nine months ended July 31, 2019 in our consolidated condensed statements of income.

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

Recently Issued Accounting Standards

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. This ASU provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The new guidance is effective for fiscal years beginning after December 15, 2019. This ASU will be effective for us beginning the first day of our 2021 fiscal year. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

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

In June 2018, the FASB issued an ASU, Improvements to Nonemployee Share-Based Payment Accounting. The FASB issued this update to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU will be effective for us beginning the first day of our 2020 fiscal year and is not expected to have a significant impact upon adoption.

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

2. Information regarding our operations in different segments

We report our operations in three different business segments: (1) Fresh products, (2) Calavo Foods, and (3) RFG. These three business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. The Fresh products segment includes operations that involve the distribution of avocados and other fresh produce products. The Calavo Foods segment represents operations related to the purchase, manufacturing, and distribution of prepared avocado products, including guacamole, and salsa. The RFG segment represents operations related to the manufacturing and distribution of fresh-cut fruit, fresh-cut vegetables, and prepared foods. Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate. We do not allocate assets, or specifically identify them to, our operating segments. Data in the following tables is presented in thousands:

	Three months ended July 31, 2019				Three months ended July 31, 2018

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total

Avocados	$196,047	$—	$—	$196,047	$141,545	$—	$—	$141,545
Tomatoes	8,708	—	—	8,708	6,248	—	—	6,248
Papayas	3,105	—	—	3,105	2,882	—	—	2,882
Other fresh products	424	—	—	424	142	—	—	142
Prepared avocado products	—	27,427	—	27,427	—	28,395	—	28,395
Salsa	—	930	—	930	—	1,010	—	1,010
Fresh-cut fruit & veg. and prepared foods	—	—	128,428	128,428	—	—	121,924	121,924
Total gross sales	208,284	28,357	128,428	365,069	150,817	29,405	121,924	302,146
Less sales incentives	(554)	(2,561)	(917)	(4,032)	(600)	(3,239)	(679)	(4,518)
Less inter-company eliminations	(741)	(964)	—	(1,705)	(383)	(826)	—	(1,209)
Net sales	$206,989	$24,832	$127,511	$359,332	$149,834	$25,340	$121,245	$296,419

	Nine months ended July 31, 2019				Nine months ended July 31, 2018

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total

Avocados	$435,125	$—	$—	$435,125	$378,217	$—	$—	$378,217
Tomatoes	34,616	—	—	34,616	26,295	—	—	26,295
Papayas	7,853	—	—	7,853	8,539	—	—	8,539
Other fresh products	615	—	—	615	246	—	—	246
Prepared avocado products	—	75,310	—	75,310	—	75,433	—	75,433
Salsa	—	2,452	—	2,452	—	2,615	—	2,615
Fresh-cut fruit & veg. and prepared foods	—	—	362,607	362,607	—	—	333,682	333,682
Total gross sales	478,209	77,762	362,607	918,578	413,297	78,048	333,682	825,027
Less sales incentives	(1,623)	(6,851)	(2,043)	(10,517)	(1,692)	(9,288)	(1,774)	(12,754)
Less inter-company eliminations	(1,807)	(2,653)	—	(4,460)	(1,051)	(2,470)	—	(3,521)
Net sales	$474,779	$68,258	$360,564	$903,601	$410,554	$66,290	$331,908	$808,752

	Fresh	Calavo
	products	Foods	RFG	Total

Three months ended July 31, 2019
Net sales before intercompany eliminations	$207,730	$25,796	$127,511	$361,037
Intercompany eliminations	(741)	(964)	—	(1,705)
Net sales	206,989	24,832	127,511	359,332

Cost of sales before intercompany eliminations	182,346	22,952	119,965	325,263
Intercompany eliminations	(678)	(952)	(76)	(1,706)
Cost of sales	181,668	22,000	119,889	323,557
Gross profit	$25,321	$2,832	$7,622	$35,775

Three months ended July 31, 2018
Net sales before intercompany eliminations	$150,217	$26,166	$121,245	$297,628
Intercompany eliminations	(383)	(826)	—	(1,209)
Net sales	149,834	25,340	121,245	296,419

Cost of sales before intercompany eliminations	135,254	17,739	111,565	264,558
Intercompany eliminations	(351)	(540)	(318)	(1,209)
Cost of sales	134,903	17,199	111,247	263,349
Gross profit	$14,931	$8,141	$9,998	$33,070

	Fresh	Calavo
	products	Foods	RFG	Total

Nine months ended July 31, 2019
Net sales before intercompany eliminations	$476,586	$70,911	$360,564	$908,061
Intercompany eliminations	(1,807)	(2,653)	—	(4,460)
Net sales	474,779	68,258	360,564	903,601

Cost of sales before intercompany eliminations	402,521	54,775	347,317	804,613
Intercompany eliminations	(1,619)	(2,104)	(738)	(4,461)
Cost of sales	400,902	52,671	346,579	800,152
Gross profit	$73,877	$15,587	$13,985	$103,449

Nine months ended July 31, 2018
Net sales before intercompany eliminations	$411,605	$68,760	$331,908	$812,273
Intercompany eliminations	(1,051)	(2,470)	—	(3,521)
Net sales	410,554	66,290	331,908	808,752

Cost of sales before intercompany eliminations	367,209	46,200	307,515	720,924
Intercompany eliminations	(963)	(1,578)	(980)	(3,521)
Cost of sales	366,246	44,622	306,535	717,403
Gross profit	$44,308	$21,668	$25,373	$91,349

For the three months ended July 31, 2019 and 2018, intercompany sales and cost of sales of $0.5 million and $0.3 million between Fresh products and RFG were eliminated. For the nine months ended July 31, 2019 and 2018, intercompany sales and cost of sales of $1.4 million and $1.0 million between Fresh products and RFG were eliminated.

For the three months ended July 31, 2019 and 2018, intercompany sales and cost of sales of $1.0 million and $0.8 million between Calavo Foods and RFG were eliminated. For the nine months ended July 31, 2019 and 2018, intercompany sales and cost of sales of $2.7 million and $2.5 million between Calavo Foods and RFG were eliminated.

For the three months ended July 31, 2019 and 2018, intercompany sales and cost of sales of $0.2 million and $0.1 million between Fresh products and Calavo Foods were eliminated. For the nine months ended July 31, 2019 and 2018, intercompany sales and cost of sales of $0.4 million and $0.2 million between Fresh products and Calavo Foods were eliminated.

Sales to customers outside the U.S. were approximately $12.3 million, and $11.8 million for the three months ended July 31, 2019 and 2018. Sales to customers outside the U.S. were approximately $32.1 million, and $31.2 million for the nine months ended July 31, 2019 and 2018.

Long-lived assets attributed to geographic areas as of July 31, 2019 and October 31, 2018, are as follows (in thousands):

	United States	Mexico	Consolidated
July 31, 2019	$96,440	$34,805	$131,245
October 31, 2018	$88,600	$33,543	$122,143

3.	Inventories

Inventories consist of the following (in thousands):

	July 31,	October 31,
	2019	2018

Fresh fruit	$25,082	$12,902
Packing supplies and ingredients	11,185	10,889
Finished prepared foods	10,073	11,253
	$46,340	$35,044

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions. No additional inventory reserve was considered necessary as of July 31, 2019 and October 31, 2018.

4.	Related party transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. For the three months ended July 31, 2019 and 2018, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $10.0 million and $9.2 million. During the nine months ended July 31, 2019 and 2018, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $11.7 million and $11.2 million. Amounts payable to these Board members were $3.4 million as of July 31, 2019. We did not have any amounts payable to these Board members as of October 31, 2018.

During the three months ended July 31, 2019 and 2018, we received $0.1 million as dividend income from Limoneira Company (Limoneira). During the nine months ended July 31, 2019 and 2018, we received $0.3 million as dividend income from Limoneira. In addition, we lease office space from Limoneira for our corporate office. We paid rent expense to Limoneira totaling $0.1 million for the three months ended July 31, 2019 and 2018. We paid rent expense to Limoneira totaling $0.2 million for the nine months ended July 31, 2019 and 2018. Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company. As of July 31, 2019, we own less than 10% of Limoneira’s outstanding shares. Effective December 2018, our Chief Executive Officer retired from Limoneira’s Board of Directors.

We currently have a member of our Board of Directors who also serves as a partner in the law firm of TroyGould PC, which frequently represents Calavo as legal counsel. During the three months ended July 31, 2019 and 2018, Calavo

Growers, Inc. paid fees totaling $0.2 million and $0.1 million to TroyGould PC. During the nine months ended July 31, 2019 and 2018, Calavo Growers, Inc. paid fees totaling $0.3 million and $0.1 million to TroyGould PC.

As of July 31, 2019, and October 31, 2018, we had an investment of $4.8 million and $4.9 million, representing Calavo Sub’s 50% ownership in Agricola Don Memo, S.A. de C.V. (Don Memo), which was included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. As of October 31, 2018, we had outstanding advances of $2.5 million to Don Memo. During the three months ended July 31, 2019 and 2018, we recorded $4.8 million and $3.4 million of cost of sales to Don Memo pursuant to our consignment agreement. During the nine months ended July 31, 2019 and 2018, we recorded $10.7 million and $7.2 million of cost of sales to Don Memo pursuant to our consignment agreement.

We make advances to Agricola Belher (Belher) for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. We had grower advances due from Belher totaling $2.5 million as of July 31, 2019 and October 31, 2018, which are netted against the grower payable. In addition, we had infrastructure advances due from Belher of $2.6 million as of July 31, 2019 and October 31, 2018. $0.8 million of these infrastructure advances were recorded as a receivable in prepaid and other current assets. The remaining $1.8 million of these infrastructure advances were recorded in other assets. During the three months ended July 31, 2019 and 2018, we recorded $1.9 million and $1.5 million of cost of sales to Belher pursuant to our consignment agreement. During the nine months ended July 31, 2019 and 2018, we recorded $19.6 million and $14.1 million of cost of sales to Belher pursuant to our consignment agreement.

In August 2015, we entered into Shareholder’s Agreement with various partners and created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”). Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. As of July 31, 2019, this entity was approximately 83% owned by Calavo and was consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico, which began operations in June of 2017. As of July 31, 2019, and October 31, 2018, we have made preseason advances of approximately $0.2 million to various partners of Avocados de Jalisco. During the three months ended July 31, 2019 and 2018, we purchased approximately $4.5 million and $0.9 million of avocados from the partners of Avocados de Jalisco. During the nine months ended July 31, 2019 and 2018, we purchased approximately $8.1 million and $1.1 million of avocados from the partners of Avocados de Jalisco. In January 2018, we transferred $1.0 million of interest to the Avocados de Jalisco noncontrolling members.

As of July 31, 2019, and October 31, 2018, we had an investment of $8.0 million and $19.9 million in FreshRealm, LLC (“FreshRealm”). We record the amount of our investment in FreshRealm in “Investment in unconsolidated entities” on our Consolidated Condensed Balance Sheets and recognize losses in FreshRealm in “Income/ (loss) in unconsolidated entities” in our Consolidated Condensed Statement of Income. See Note 13 for additional information.

Effective July 31, 2018, we entered into a Note and Membership Unit Purchase Agreement (“NMUPA”) with FreshRealm, pursuant to which we agreed to provide additional financing, subject to certain terms and conditions.  Pursuant to such NMUPA, we entered into a Subscription Agreement, whereby we purchased $3.5 million of equity units in FreshRealm, on July 31, 2018.  FreshRealm concurrently entered into subscription agreements with certain third-party investors for an additional $3.5 million of equity investments.  As of July 31, 2019, our ownership percentage in FreshRealm was approximately 37%.

Additionally, pursuant to the NMUPA, we entered into a $12 million Senior Promissory Note and corresponding Security Agreement (collectively, the “Agreements”) with FreshRealm, effective August 10, 2018. We funded $9 million of this loan commitment during the fourth quarter of fiscal 2018 and funded the remaining loan commitment amount of $3 million during the first quarter of fiscal 2019.  During our second quarter of fiscal 2019, we amended the note related to this loan, due October 31, 2019, and, among other things, included a provision whereby we have the option to extend repayment of this note to November 1, 2020.

During our first quarter of fiscal 2019 we loaned FreshRealm $7.5 million, in unsecured notes receivable due October 31, 2019 with an option to extend repayment of this note to November 1, 2020. During our second quarter of fiscal 2019, we lent an additional $4.2 million on an unsecured basis to FreshRealm under similar terms. During our third quarter of fiscal 2019, we lent an additional $5.4 million on an unsecured basis to FreshRealm under similar terms. As of July 31, 2019, and October 31, 2018, we have note receivables from FreshRealm totaling $30.7 million and $9.0 million. At October 31, 2018, note receivables from FreshRealm of $9.0 million was included in prepaids and other current assets. These notes to FreshRealm bear interest at 10% which is due by the final maturity date. At July 31, 2019 we have a receivable of $1.6 million related to interest that we have recorded with Note receivables to FreshRealm on the balance sheet. See Note 13 for further information.

Three officers and five members of our board of directors have investments in FreshRealm. In addition, as of July 31, 2019 and October 31, 2018, we have a loan to FreshRealm members of approximately $0.2 million and $0.3 million. In October and December 2017, our Chairman and Chief Executive Officer invested $7.0 million and $1.5 million into FreshRealm. In January 2018, one of our non-executive directors invested $1.8 million into FreshRealm. In the second quarter of fiscal 2018, two of our non-executive directors invested $1.2 million into FreshRealm.

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

We provide storage services to FreshRealm from select Value-Added Depots and RFG facilities. We have received $0.2 million and $0.1 million in storage services revenue from FreshRealm in the three months ended July 31, 2019 and 2018. We have received $0.4 million and $0.2 million in storage services revenue from FreshRealm in the nine months ended July 31, 2019 and 2018. For the three months ended July 31, 2019 and 2018, RFG has sold $0.1 million and $3.6 million of products to FreshRealm. For the nine months ended July 31, 2019 and 2018, RFG has sold $2.0 million and $7.4 million of products to FreshRealm.

The previous owners of RFG, one of which is currently an officer of Calavo, have a majority ownership of certain entities that provide various services to RFG, specifically LIG Partners, LLC and THNC, LLC.  One of RFG’s California operating entities leases a building from LIG Partners, LLC (LIG) pursuant to an operating lease.  This lease with LIG was renewed in April 2019, through May 2026. RFG’s Texas operating entity leases a building from THNC, LLC (THNC) pursuant to an operating lease.  See the following tables for the related party activity for the three and nine months ended July 31, 2019 and 2018:

	Three months ended July 31,
(in thousands)	2019	2018
Rent paid to LIG	$177	$139
Rent paid to THNC, LLC	$198	$199

	Nine months ended July 31,
(in thousands)	2019	2018
Rent paid to LIG	$438	$417
Rent paid to THNC, LLC	$595	$597

5.	Other assets

Other assets consist of the following (in thousands):

	July 31,	October 31,
	2019	2018
Mexican IVA (i.e. value-added) taxes receivable (see note 11)	$26,317	$21,859
Infrastructure advance to Agricola Belher	1,800	2,600
Intangibles, net	452	1,109
Other	1,563	1,462
	$30,132	$27,030

Intangible assets consist of the following (in thousands):

		July 31, 2019			October 31, 2018
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	8.0 years	$7,640	$(7,640)	$—	$7,640	$(7,106)	$534
Trade names	9.2 years	2,760	(2,752)	8	2,760	(2,672)	88
Trade secrets/recipes	9.3 years	630	(461)	169	630	(418)	212
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$11,305	$(10,853)	$452	$11,305	$(10,196)	$1,109

We anticipate recording amortization expense less than $0.1 million for the remainder of fiscal 2019, $0.1 million for fiscal year 2020, $0.1 million for fiscal year 2021, $0.1 million for fiscal year 2022, and less than $0.1 million for thereafter, through fiscal year 2023.

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

On January 2, 2019, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares). These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $71.56. On January 2, 2020, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.4 million for the three months ended July 31, 2019. The total recognized stock-based compensation expense for these grants was $0.9 million for the nine months ended July 31, 2019.

On December 14, 2018, our executive officers were granted a total of 14,522 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $85.67. These shares vest in one-third increments, on an annual basis, beginning December 14, 2019. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.1 million for the three months ended July 31, 2019. The total recognized stock-based compensation expense for these grants was $0.3 million for the nine months ended July 31, 2019.

A summary of restricted stock activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2018	85	$68.82
Vested	(51)	$70.48
Granted	35	$77.33
Outstanding at July 31, 2019	69	$71.74	$6,143

The total recognized stock-based compensation expense for restricted stock was $0.9 million for the three months ended July 31, 2019 and 2018. The total recognized stock-based compensation expense for restricted stock was $2.7 million for the nine months ended July 31, 2019 and 2018. Total unrecognized stock-based compensation expense totaled $2.9 million as of July 31, 2019 and will be amortized through fiscal year 2021.

Stock options are granted with exercise prices of not less than the fair market value at grant date, generally vest over one to five years and generally expire two to five years after the grant date. We settle stock option exercises with newly issued shares of common stock.

We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. We measure the fair value of our stock-based compensation awards on the date of grant.

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2018	4	$19.20
Exercised	(2)	$19.20
Outstanding at July 31, 2019	2	$19.20	$178
Exercisable at July 31, 2019	2	$19.20	$178

At July 31, 2019, outstanding and exercisable stock options had a weighted-average remaining contractual term of 1.1 years. The total recognized and unrecognized stock-based compensation expense was insignificant for the three and nine months ended July 31, 2019.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2018	20	$40.07
Exercised	(2)	$23.48
Outstanding at July 31, 2019	18	$41.91	$845
Exercisable at July 31, 2019	12	$25.10	$765

At July 31, 2019, outstanding and exercisable stock options had a weighted-average remaining contractual term of 3.9 years. The total recognized and unrecognized stock-based compensation expense was insignificant for the three and nine months ended July 31, 2019.

7.	Other events

Dividend payment

On December 7, 2018, we paid a $1.00 per share dividend in the aggregate amount of $17.6 million to shareholders of record on November 16, 2018.

Litigation

From time to time, we are also involved in other litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Mexico tax audits

We conduct business both domestically and internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in Mexico and the United States.  During our third quarter of fiscal 2016, our wholly owned subsidiary, Calavo de Mexico (CDM), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (MFM) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary. MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (IVA).  During the period from our fourth fiscal quarter of 2016 through our first fiscal quarter of 2019, we attempted to resolve our case with the MFM through working meetings attended by representatives of the MFM, CDM and PRODECON (Local Tax Ombudsman). However, we were unable to materially resolve our case with the MFM through the PRODECON process.

As a result, in April 2019, the MFM issued a final tax assessment to CDM (“the 2011 Assessment”) totaling approximately $2.2 billion Mexican pesos (approx. $114.7 million USD at July 31, 2019) related to Income Tax, Flat Rate Business Tax and Value Added Tax, corresponding to the fiscal year 2011 tax audit. We have consulted with an internationally recognized tax advisor and continue to believe this tax assessment is without merit. Therefore, we filed an administrative appeal challenging the MFM’s 2011 assessment on June 12, 2019. The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities, forcing the legal office within the MFM to rule on the matter. This process preserves the taxpayer’s right to litigate in tax court if the administrative appeal process ends without a favorable or just resolution. Furthermore, in August 2018, we received a favorable ruling from the SAT’s central legal department in Mexico City on another tax matter (see footnote 11 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2011 Assessment. We believe this recent ruling undermines the Assessment we received in April 2019. We believe we have the legal arguments and documentation to sustain the positions challenged by the MFM.

Additionally, we also received notice from Mexico's Federal Tax Administration Service, Servicio de Administracion Tributaria (the “SAT”), that our wholly owned Mexican subsidiary, Calavo de Mexico, is currently under examination related to fiscal year 2013. In January 2017, we received preliminary observations from SAT outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers, and VAT. We provided a written rebuttal to these preliminary observations during our second fiscal quarter of 2017. During the period from our third fiscal quarter of 2017 through our third fiscal quarter of 2018, we attempted to resolve our case with the SAT through working meetings attended by representatives of the SAT, CDM and the PRODECON. However, we were unable to materially resolve our case with the SAT through the PRODECON process.

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (approx. $137.2 million USD at July 31, 2019) related to Income Tax, Flat Rate Business Tax, and Value Added Tax, related to this fiscal 2013 tax audit.  Additionally, the tax authorities have determined that we owe an employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $6.2 million USD at July 31, 2019).

We have consulted with both an internationally recognized tax advisor, as well as a global law firm with offices throughout Mexico, and we continue to believe that this tax assessment is without merit. In August 2018, we filed an administrative appeal on the 2013 Assessment. Here, CDM has appealed our case to the SAT’s central legal department in Mexico City.  Furthermore, and as noted in the preceding paragraphs, in August 2018, we received a favorable ruling from the SAT’s central legal department in Mexico City on another tax matter (see footnote 11 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2013 Assessment. We believe this recent ruling significantly undermines the 2013 Assessment we received in July 2018.

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

The following table sets forth our financial assets and liabilities as of July 31, 2019 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$33,194	-	-	$33,194
Total assets at fair value	$33,194	-	-	$33,194

(1)    The investment in Limoneira Company consists of marketable securities in the Limoneira Company common stock. We currently own less than 10% of Limoneira’s outstanding common stock. These securities are measured at fair value using quoted market prices. For the three months ended July 31, 2019, we recognized losses of $5.1 million on the consolidated condensed statement of income. For the nine months ended July 31, 2019, we recognized losses of $8.2 million on the consolidated condensed statement of income. In the prior year, unrealized gains and losses were recognized through other comprehensive income. Unrealized investment holding gains arising during the three months ended July 31, 2018 were $6.9 million. Unrealized investment holding gains arising during the nine months ended July 31, 2018 were $6.8 million.

9.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Three months ended July 31,
Avocados de Jalisco noncontrolling interest	2019	2018

Noncontrolling interest, beginning	$1,675	$1,761
Net loss attributable to noncontrolling interest of Avocados de Jalisco	47	18
Noncontrolling interest, ending	$1,722	$1,779

	Nine months ended July 31,
Avocados de Jalisco noncontrolling interest	2019	2018

Noncontrolling interest, beginning	$1,748	$1,016
Noncash transfer of noncontrolling interest	—	1,001
Net income attributable to noncontrolling interest of Avocados de Jalisco	(26)	(238)
Noncontrolling interest, ending	$1,722	$1,779

10.	Earnings per share

Basic and diluted net income per share is calculated as follows (data in thousands, except per share data):

	Three months ended July 31,
	2019	2018
Numerator:
Net Income attributable to Calavo Growers, Inc.	$10,603	$12,350
Denominator:
Weighted average shares – Basic	17,525	17,481
Effect on dilutive securities – Restricted stock/options	80	100
Weighted average shares – Diluted	17,605	17,581
Net income per share attributable to Calavo Growers, Inc:
Basic	$0.61	$0.71
Diluted	$0.60	$0.70

	Nine months ended July 31,
	2019	2018
Numerator:
Net Income attributable to Calavo Growers, Inc.	$31,435	$33,611
Denominator:
Weighted average shares - Basic	17,517	17,475
Effect on dilutive securities – Restricted stock/options	72	92
Weighted average shares - Diluted	17,589	17,567
Net income per share attributable to Calavo Growers, Inc:
Basic	$1.79	$1.92
Diluted	$1.79	$1.91

11.	Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of July 31, 2019, and October 31, 2018, CDM IVA receivables totaled $26.3 million and $21.9 million. Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2019, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances through regular administrative processes, but certain amounts may ultimately need to be recovered via legal means and/or administrative appeals.

During the first quarter of fiscal 2017, tax authorities informed us that their internal opinion, based on the information provided by the local SAT office, considers that CDM is not properly documented relative to its declared tax structure and therefore CDM cannot claim the refundable IVA balance. CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes. CDM started an administrative appeal for the IVA related to the request of the months of July, August and September of 2015 (the “2015 Appeal”) in order to assert its argument that CDM is properly documented and to therefore change the SAT’s internal assessment. In August 2018, we received a favorable ruling from the SAT’s central legal department in Mexico City on the 2015 Appeal indicating that they believe CDM’s legal interpretation of its declared tax structure is indeed accurate. While favorable on this central matter of CDM’s declared tax structure, the ruling, however, still does not recognize the taxpayers right to a full refund for the IVA related to the months of July, August and September 2015. Therefore, in October 2018, CDM filed a substance-over-form annulment suit in the Federal Tax Court to recover its full refund for IVA over the subject period, which is currently pending resolution.

In spite of the favorable ruling from the SAT’s central legal department in Mexico City, as discussed above, the local SAT office continues to believe that CDM is not properly documented relative to its declared tax structure. As a result, they believe CDM cannot claim certain refundable IVA balances, specifically regarding our IVA refunds related to January through July of 2013 and January through May of 2014. CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes. With assistance of our internationally recognized tax advisory firm, during 2019 CDM has filed (or has plans to file shortly) administrative appeals for the IVA related to the preceding months. A response to these administrative appeals is currently pending resolution.

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

13. FreshRealm

Based on the NMUPA and related Agreements, as described in Note 4, we reconsidered whether FreshRealm was a variable interest entity (“VIE”). A VIE refers to a legal business structure in which an investor has a controlling interest in, despite not having a majority of voting rights; or a structure involving equity investors that do not have sufficient resources to support the ongoing operating needs of the business. Due primarily to FreshRealm utilizing substantially more debt to finance its activities, in addition to its existing equity, we continue to believe that FreshRealm should be considered a VIE. In evaluating whether we are the primary beneficiary of FreshRealm, we considered several factors, including whether we (a) have the power to direct the activities that most significantly impact FreshRealm’s economic performance and (b) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE. We were not the primary beneficiary of FreshRealm at July 31, 2019 because the nature of our involvement with the activities of FreshRealm does not give us the power to direct the activities that most significantly impact its economic performance. We do not have a future obligation to fund losses or debts on behalf of FreshRealm. We may, however, voluntarily contribute funds. In the accompanying statements of income, we have presented the income (loss) from unconsolidated entities, subsequent to the provision for income taxes for all periods presented.

We record the amount of our investment in FreshRealm, totaling $8.0 million at July 31, 2019, in “Investment in unconsolidated entities” on our Consolidated Condensed Balance Sheets and recognize losses in FreshRealm in “Income/(loss) in unconsolidated entities” on our Consolidated Condensed Statement of Income.

For the three months ended July 31, 2019, FreshRealm incurred losses totaling $6.2 million. For the nine months ended July 31, 2019, FreshRealm incurred losses totaling $25.0 million. Effective December 16, 2018, FreshRealm completed a “check the box” tax election to change their entity classification for tax purposes to that of a corporation.  To effect this change, FreshRealm, among other things, amended its operating agreement to eliminate the appropriate language related to the flow-through tax consequences of its prior tax status (Seventh Amended and Restated LLC Agreement) and checked the appropriate box on Form 8832 which it then filed with the Internal Revenue Service (IRS).  As a result, losses incurred by FreshRealm from November 1, 2018 to December 15, 2018 were recorded in accordance with FASB Accounting Standards Codification (“ASC”) 810, ASC 323, and ASC 970, which mandate that the recognition of losses for an unconsolidated subsidiary be handled in a manner consistent with cash distributions upon liquidation of the entity when such distributions are different than the investors percentage ownership. As such, we recorded 100% of FreshRealm’s losses from November 1, 2018 through December 15, 2018 totaling $4.2 million. Losses incurred by FreshRealm from December 16, 2018 to January 31, 2019 (after the change in tax status was effective) were recorded to reflect our proportionate share of FreshRealm losses. From December 16, 2018 to January 31, 2019, our ownership percentage was approximately 37% and accordingly, we recorded losses from December 16, 2018 through January 31, 2019 totaling $2.7 million, for a total of $6.9 million in our first fiscal quarter of 2019. For our second fiscal quarter of 2019, we recorded losses of approximately $2.7 million. Our ownership remains at 37% for our third fiscal quarter of 2019, and we recorded losses of approximately $2.3 million. As a result of FreshRealm’s recent change in tax status (described above), future operating results for FreshRealm will be allocated to its owners based on ownership percentage.

As of July 31, 2019, and October 31, 2018, we have note receivables from FreshRealm totaling $30.7 million and $9.0 million. See Note 4 for further information.

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

Except for the performance guarantee noted above (for which we are unable to quantify our current exposure, if any), our exposure to the obligations of FreshRealm is generally limited to our interests in it.  We believe our maximum exposure to loss in FreshRealm is the carrying value of our investment and our notes to it, which totaled $8.0 million and $30.7 million, as of July 31, 2019.  Our maximum exposure to loss could increase in the future if FreshRealm receives additional financing (i.e. equity or debt) from Calavo.  We are under no obligation to provide FreshRealm additional financing.

Unconsolidated Significant Subsidiary

As described in footnote 4, we own approximately 37% of FreshRealm as of July 31, 2019 and October 31, 2018. In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies for interim reports on Form 10-Q, we must determine if our unconsolidated subsidiaries are considered, “significant subsidiaries”. In evaluating our investments, there are two tests utilized to determine if our subsidiaries are considered significant subsidiaries: the income test and the investment test. Rule 10-01(b)(1) of Regulation S-X requires summarized income statement information of an unconsolidated subsidiary in an interim report if either of the two tests exceed 20%. Pursuant to Rule 10-01(b)(1) of Regulation S-X, this requires summarized income statement information of FreshRealm in our third fiscal quarter Form 10-Q.

The following table shows summarized financial information for FreshRealm (in thousands):

Income Statement:

	Three months ended July 31,
	2019	2018

Net sales	$5,428	$12,024
Gross loss	(617)	(3,452)
Selling, general and administrative	(4,467)	(3,468)
Other	(1,133)	(145)
Net loss	$(6,217)	$(7,065)

	Nine months ended July 31,
	2019	2018

Net sales	$18,017	$24,548
Gross loss	(4,988)	(8,255)
Selling, general and administrative	(17,685)	(12,521)
Other	(2,293)	(89)
Net loss	$(24,966)	$(20,865)

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

●	Shipping and handling costs - The company elected to account for shipping and handling activities that occur before the customer has obtained control of a good as fulfillment activities rather than as a promised service.
●	Measurement of transaction price - The Company has elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on, and concurrent with, a specific revenue-producing transaction and collected by the Company from a customer for sales taxes.
●	Contract costs - The Company has elected to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period is one year or less.

The adoption of ASC 606 did not have an impact on our consolidated results of operations for the three and nine months ended July 31, 2019.

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

16. Sale of Temecula, California Packinghouse

In April 2019, we sold our Temecula, California packinghouse for $7.1 million in cash ($6.7 million, net of transaction costs (primarily sales commissions) totaling $0.4 million) and, concurrently, leased back a portion of the facility representing approximately one-third of the total square footage.  This generated a gain of $6.4 million. Since our leaseback of the building is classified as a capital lease and covers substantially all of the leased property, the gain recognized currently is the amount of the gain in excess of the recorded amount of the leased asset. As a result, we recognized a gain of approximately $1.9 million in the second quarter and recorded a deferred gain of $4.5 million, which will be recognized over the life of the lease (i.e. straight-line over 15 years). We recognized $0.1 million of the deferred gain in the third quarter of fiscal 2019.

In connection with the leaseback of this packinghouse, we calculated the present value of the minimum lease payments related to the building and have capitalized $3.3 million as a capital lease in our property, plant and equipment and recorded $3.3 million as a lease obligation.

17. RFG Georgia facility

During our third quarter of fiscal year 2019, we entered into a 10-year building lease and a 5-year equipment lease for a fresh food facility in Conley, GA.  This facility is primarily intended to process fresh-cut fruit & vegetables and prepared foods products for our RFG business segment.  Annual rent for the building and equipment approximates $0.9 million and $0.6 million, respectively, over the life of the lease. The lease for the equipment is considered to be a capital lease, therefore, we calculated the present value of the minimum lease payments related to the equipment and capitalized $2.8 million as a capital lease in property, plant and equipment and recorded $2.8 million as a lease obligation.

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

Mexico tax audits

We conduct business both domestically and internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in Mexico and the United States.  During our third quarter of fiscal 2016, our wholly owned subsidiary, Calavo de Mexico (CDM), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (MFM) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary. MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (IVA).  During the period from our fourth fiscal quarter of 2016 through our first fiscal quarter of 2019, we attempted to resolve our case with the MFM through working meetings attended by representatives of the MFM, CDM and PRODECON (Local Tax Ombudsman). However, we were unable to materially resolve our case with the MFM through the PRODECON process.

As a result, in April 2019, the MFM issued a final tax assessment to CDM (“the 2011 Assessment”) totaling approximately $2.2 billion Mexican pesos (approx. $114.7 million USD at July 31, 2019) related to Income Tax, Flat Rate Business Tax and Value Added Tax, corresponding to the fiscal year 2011 tax audit. We have consulted with an internationally recognized tax advisor and continue to believe this tax assessment is without merit. Therefore, we filed an administrative appeal challenging the MFM’s 2011 assessment on June 12, 2019. The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities, forcing the legal office within the MFM to rule on the matter. This process preserves the taxpayer’s right to litigate in tax court if the administrative appeal process ends without a favorable or just resolution. Furthermore, in August 2018, we received a favorable ruling from the SAT’s central legal department in Mexico City on another tax matter (see footnote 11 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2011 Assessment. We believe this recent ruling undermines the Assessment we received in April 2019. We believe we have the legal arguments and documentation to sustain the positions challenged by the MFM.

Additionally, we also received notice from Mexico's Federal Tax Administration Service, Servicio de Administracion Tributaria (the “SAT”), that our wholly owned Mexican subsidiary, Calavo de Mexico, is currently under examination related to fiscal year 2013. In January 2017, we received preliminary observations from SAT outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers, and VAT. We provided a written rebuttal to these preliminary observations during our second fiscal quarter of 2017. During the period from our third fiscal quarter of 2017 through our third fiscal quarter of 2018, we attempted to resolve our case with the SAT through working meetings attended by representatives of the SAT, CDM and the PRODECON. However, we were unable to materially resolve our case with the SAT through the PRODECON process.

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (approx. $137.2 million USD at July 31, 2019) related to Income Tax, Flat Rate Business Tax, and Value Added Tax, related to this fiscal 2013 tax audit.  Additionally, the tax authorities have determined that we owe an employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $6.2 million USD at July 31, 2019).

We have consulted with both an internationally recognized tax advisor, as well as a global law firm with offices throughout Mexico, and we continue to believe that this tax assessment is without merit. In August 2018, we filed an administrative appeal on the 2013 Assessment. Here, CDM has appealed our case to the SAT’s central legal department in Mexico City.  Furthermore, and as noted in the preceding paragraphs, in August 2018, we received a favorable ruling from the SAT’s central legal department in Mexico City on another tax matter (see footnote 11 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2013 Assessment. We believe this recent ruling significantly undermines the 2013 Assessment we received in July 2018.

We continue to believe that the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial position, results of operations and cash flows.

Unrealized and realized net loss on Limoneira Stock

In January 2016, the FASB issued an ASU, which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The guidance is effective for fiscal years and interim period within those fiscal years beginning after December 15, 2017. The Company adopted this new standard at the beginning of fiscal 2019. With the adoption of this new standard, we reclassed unrealized gains of $12.1 million in accumulated other comprehensive income to retained earnings as of November 1, 2018. Additionally, for the nine months ended July 31, 2019, we sold 51,271 shares of Limoneira stock and recorded a loss of $0.1 million in our consolidated statements of income. Limoneira’s stock price at July 31, 2019, April 30, 2019 and October 31, 2018 equaled $19.79 per share, $22.84 per share, and $24.65 per share. Our remaining shares of Limoneira stock, totaling 1,677,299, were revalued to $19.79 per share at July 31, 2019 and, as a result, we recorded a loss of $5.1 million for the three months ended July 31, 2019 and we recorded a loss of $8.2 million for the nine months ended July 31, 2019 in our consolidated statements of income.

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

Sale of Temecula, California Packinghouse

In April 2019, we sold our Temecula, California packinghouse for $7.1 million in cash ($6.7 million, net of transaction costs (primarily sales commissions) totaling $0.4 million) and, concurrently, leased back a portion of the facility representing approximately one-third of the total square footage.  This generated a gain of $6.4 million. Since our leaseback of the building is classified as a capital lease and covers substantially all of the leased property, the gain recognized currently is the amount of the gain in excess of the recorded amount of the leased asset. As a result, we recognized a gain of approximately $1.9 million in the second quarter and recorded a deferred gain of $4.5 million, which will be recognized over the life of the lease (i.e. straight-line over 15 years). We recognized $0.1 million of the deferred gain in the third quarter of fiscal 2019.

In connection with the leaseback of this packinghouse, we calculated the present value of the minimum lease payments related to the building and have capitalized $3.3 million as a capital lease in our property, plant and equipment and recorded $3.3 million as a lease obligation.

RFG Georgia facility

During our third quarter of fiscal year 2019, we entered into a 10-year building and equipment lease for fresh food facility in Conley, GA.  This facility is primarily intended to process fresh-cut fruit & vegetables and prepared foods products for our RFG business segment.  Annual rent for the building and equipment approximates $0.9 million and $0.6 million, respectively, over the life of the lease. The lease for the equipment is considered to be a capital lease, therefore, we calculated the present value of the minimum lease payments related to the equipment and capitalized $2.8 million as a capital lease in property, plant and equipment and recorded $2.8 million as a lease obligation.

Net Sales

The following table summarizes our net sales by business segment for each of the three and nine months ended July 31, 2019 and 2018:

	Three months ended July 31,			Nine months ended July 31,
	2019	Change	2018	2019	Change	2018

Net sales:
Fresh products	$206,989	38.1%	$149,834	$474,779	15.6%	$410,554
Calavo Foods	24,832	(2.0)%	25,340	68,258	3.0%	66,290
RFG	127,511	5.2%	121,245	360,564	8.6%	331,908
Total net sales	$359,332	21.2%	$296,419	$903,601	11.7%	$808,752

As a percentage of net sales:
Fresh products	57.5%		50.5%	52.5%		50.8%
Calavo Foods	7.0%		8.6%	7.6%		8.2%
RFG	35.5%		40.9%	39.9%		41.0%
	100.0%		100.0%	100.0%		100.0%

Summary

Net sales for the three months ended July 31, 2019, compared to the corresponding period in fiscal 2018, increased by $62.9 million, or approximately 21%. The increase in sales, when compared to the same corresponding prior year periods, was primarily related to gains in the Fresh products segment and RFG, partially offset by a decline in Calavo Foods. Net sales for the nine months ended July 31, 2019, compared to the corresponding period in fiscal 2018, increased by $94.8 million, or approximately 12%, with gains in all three segments.

For the quarter ended July 31, 2019, our Fresh products segment had our largest percentage increase in sales, followed by our RFG segment. The increase in Fresh products sales was due primarily to an increase in sales of avocados and tomatoes. The increase in RFG sales was due primarily to increased sales from fresh-cut fruit & vegetables and prepared foods products. The decrease in Calavo Foods was due primarily to a decrease in the sales of prepared avocado products. See discussion below for further details.

For the nine months ended July 31, 2019, our Fresh products segment had our largest percentage increase in sales, followed by RFG and Calavo Foods. The increase in Fresh products sales was due primarily to an increase in sales of avocados and tomatoes. The increase in RFG sales was due primarily to increased sales from fresh-cut fruit & vegetables and prepared foods products. The increase in Calavo Foods sales was due primarily to increased sales of our prepared avocado products. See discussion below for further details.

All three segments of our business are subject to seasonal trends which can impact the volume and/or quality of fruit sourced in any particular quarter. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Third Quarter 2019 vs. Third Quarter 2018

Net sales for the Fresh products business increased by approximately $57.2 million, or 38%, for the third quarter of fiscal 2019, when compared to the same period for fiscal 2018. This increase in Fresh product sales during the third quarter of fiscal 2019 was primarily related to increased sales of avocados and tomatoes.

Sales of avocados increased $54.1 million, or 38%, for the third quarter of 2019, when compared to the same prior year period. During the period, our average avocado sales price per carton increased 56% compared to the same prior year period. This increase in sales prices was primarily driven by strong consumer demand and overall lower market supply of avocados compared to the prior year. This increase was partially offset by an 11% decrease in the volume of avocados sold during the third quarter of fiscal 2019.

Sales of tomatoes increased $2.5 million, or 42%, for the third quarter of 2019, when compared to the same prior year period. This increase in tomato sales was primarily due to a 26% increase in the volume of tomatoes sold during the quarter. In addition, the average sales price per carton increased 12% compared to the same prior year period.

Nine Months Ended 2019 vs. Nine Months Ended 2018

Net sales for the Fresh products business increased by approximately $64.2 million, or 16%, for the nine months ended July 31, 2019, when compared to the same period for fiscal 2018. This increase in Fresh product sales during the first nine months of fiscal 2019 was primarily related to increased sales of avocados and tomatoes.

Sales of avocados increased $56.2 million, or 15%, for the nine months ended July 31, 2019, when compared to the same prior year period. During this period, our average avocado sales price per carton increased 15% compared to the same prior year period. This increase in sales prices was primarily driven by strong consumer demand and overall lower market supply of avocados compared to the prior year.

Sales of tomatoes increased $8.3 million, or 33%, for the nine months ended July 31, 2019, when compared to the same prior year period. This increase in tomato sales was primarily due to a 36% increase in the in the volume of tomatoes sold during the nine month period, partially offset by a 3% decrease in the sales prices per carton.

Calavo Foods

Third Quarter 2019 vs. Third Quarter 2018

Sales for Calavo Foods for the quarter ended July 31, 2019, when compared to the same period for fiscal 2018, decreased $0.5 million, or 2%. Sales of prepared avocado products decreased by approximately $0.4 million, or 2%, primarily related to a decrease in the total volume of pounds sold.

Nine Months Ended 2019 vs. Nine Months Ended 2018

Sales for Calavo Foods for nine months ended July 31, 2019, when compared to the same period for fiscal 2018, increased $2.0 million, or 3%. Sales of prepared avocado products increased by approximately $2.2 million, or 3%, primarily related to an increase in our average net sales price per pound.

RFG

Third Quarter 2019 vs. Third Quarter 2018

Sales for RFG for the quarter ended July 31, 2019, when compared to the same period for fiscal 2018, increased $6.3 million, or 5%. The overall increase in sales is primarily due to higher sales volume from expanded retail partnerships across multiple geographies, most notably around RFG’s newest fresh food plant in Georgia (opened in April 2019). Partially offsetting these gains were lower sales in one specific geographic region related to issues that an RFG co-packer experienced during our second quarter.

Nine Months Ended 2019 vs. Nine Months Ended 2018

Sales for RFG for the nine months ended July 31, 2019, when compared to the same period for fiscal 2018, increased $28.7 million, or 9%. The overall increase in sales is primarily due to higher sales volume from expanded retail partnerships across multiple geographies, most notably in regions in which the Company has added production capacity, including RFG’s newest manufacturing facility in Georgia (opened in April 2019). This increase was partially offset by impacts related to the FDA’s romaine lettuce advisory in November (which affected all manufacturing locations), lower sales in one specific geographic region related to issues that an RFG’s co-packer experienced in Q2, as well as raw material challenges that constrained output for certain key products during Q1 and a portion of Q2.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three and nine months ended July 31, 2019 and 2018:

	Three months ended July 31,			Nine months ended July 31,
	2019	Change	2018	2019	Change	2018

Gross Profit:
Fresh products	$25,321	69.6%	$14,931	$73,877	66.7%	$44,308
Calavo Foods	2,832	(65.2)%	8,141	15,587	(28.1)%	21,668
RFG	7,622	(23.8)%	9,998	13,985	(44.9)%	25,373
Total gross profit	$35,775	8.2%	$33,070	$103,449	13.2%	$91,349

Gross profit percentages:
Fresh products	12.2%		10.0%	15.6%		10.8%
Calavo Foods	11.4%		32.1%	22.8%		32.7%
RFG	6.0%		8.2%	3.9%		7.6%
Consolidated	10.0%		11.2%	11.4%		11.3%

Summary

Our cost of goods sold consists predominantly of ingredient costs (primarily fruit and other whole foods), packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Gross profit increased by approximately $2.7 million, or 8%, for the third quarter of fiscal 2019, when compared to the same period for fiscal 2018. The increase was primarily attributable to gross profit increases in our Fresh products segment, partially offset by decreases in the RFG segment and the Calavo Foods segment. Gross profit increased by approximately $12.1 million, or 13%, for the first nine months of fiscal 2019, when compared to the same period for fiscal 2018. The increase was primarily attributable to gross profit increases in our Fresh products segment, partially offset by decreases in the RFG segment and the Calavo Foods segment.

Fresh products

During our three months ended July 31, 2019, as compared to the same prior year period, the increase in our Fresh products segment gross profit percentage was the result of increased profit for avocados. For the third quarter ended July

31, 2019, the gross profit percentage for avocados was 12.4% compared to 9.7% in the third quarter of 2018. The increase was primarily related to our strength in fresh avocado sourcing, production and sales management during a period in which strong consumer demand exceeded available industry supply. Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profits for our Fresh products segment.

During our nine months ended July 31, 2019, as compared to the same prior year period, the increase in our Fresh products segment gross profit percentage was the result of increased profit for avocados. For the nine months ended July 31, 2019, the gross profit percentage for avocados was 16.0% compared to 10.7% in the same period of 2018. The increase was primarily related to our strength in fresh avocado sourcing, production and sales management across a variety of different market conditions during the nine month period. Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profits for our Fresh products segment.

Calavo Foods

Calavo Foods’ gross profit percentage for the quarter ended July 31, 2019 was 11.4%, compared to 32.1% in the same prior year period. Calavo Foods’ gross profit percentage for the nine months ended July 31, 2019 was 22.8%, compared to 32.7% in the same prior year period. The decrease in Calavo Foods gross profit percentage was due primarily to higher raw material input costs during the period. Note that any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Calavo Foods segments.

RFG

RFG’s gross profit percentage for the quarter ended July 31, 2019 was 6.0%, compared to 8.2% in the same prior year period. Sales and gross profit in one specific geographic region served by RFG remained constrained during our third fiscal quarter as a result of issues experienced at RFG’s co-packer servicing that region. Further, RFG experienced a lower gross profit percentage in the period related to the initial production ramp of its Georgia production facility and incurred additional costs related to the new Pacific Northwest production facility. Partially offsetting these factors were increased sales and a higher gross profit percentage from RFG’s pre-existing manufacturing operations (facilities opened more than one year).

RFG’s gross profit percentage for the nine months ended July 31, 2019 was 3.9%, compared to 7.6% in the same prior year period. The raw material issues described in detail during Q1 continued into a portion of Q2. Though in general conditions improved during our third fiscal quarter, these issues impacted year-to-date gross profit percentages across our entire production footprint. Additionally, sales and gross profit in one specific geographic region were significantly constrained in Q2 and Q3 as a result of issues experienced at RFG’s co-packer servicing that region. Further, RFG had approximately $2.0 million in additional costs related to the new Pacific Northwest production facility during the nine months ended July 31, 2019.

Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
	2019	Change	2018	2019	Change	2018
	(Dollars in thousands)			(Dollars in thousands)
Selling, general and administrative	$14,295	2.9%	$13,893	$44,228	4.6%	$42,285
Percentage of net sales	4.0%		4.7%	4.9%		5.2%

Selling, general and administrative expenses of $14.3 million for the three months ended July 31, 2019 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $0.4 million, or 2.9%, for the three months ended July 31, 2019, when compared to the same period for fiscal 2018. This increase was primarily related to an increase in insurance (approximately $0.7 million), an increase in salaries (approximately $0.3 million), and an increase in accounting fees and professional fees (approximately $0.3 million), partially offset by a decrease of broker commission (approximately $0.4 million).

Selling, general and administrative expenses of $44.2 million for the nine months ended July 31, 2019 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $1.9 million, or 4.6%, for the nine months ended July 31, 2019, when compared to the same period for fiscal 2018. This increase was primarily related to an increase in accrued management bonuses (approximately $1.5 million), and transaction costs, including sales commission, related to the sale of the Temecula packinghouse (approximately $0.4 million), partially offset by a decrease of $0.9 million due to senior management transition expenses recognized in the first quarter of fiscal 2018 related to the stock grant issued to two officers who retired.

Income (loss) from unconsolidated entities

	Three months ended July 31,			Nine months ended July 31,
	2019	Change	2018	2019	Change	2018
	(Dollars in thousands)			(Dollars in thousands)
Loss from unconsolidated entities	$(2,510)	(31.7)%	$(3,677)	$(11,944)	251.4%	$(3,399)

Income (loss) from unconsolidated entities includes our allocation of earnings or losses from our investments in FreshRealm and Don Memo. For the three months ended July 31, 2019, we recognized $0.2 million of losses related to Don Memo compared to $0.2 million of losses in the three months ended July 31, 2018. For the nine months ended July 31, 2019, we recognized $0.1 million of losses related to Don Memo compared to $0.1 million of income in the prior comparable period. For the three months ended July 31, 2019 and 2018, we recognized $2.3 million and $3.5 million of losses related to FreshRealm. For the nine months ended July 31, 2019 and 2018, we recognized $11.9 million and $3.5 million of losses related to FreshRealm. While we are unable to determine with certainty the future operating results of FreshRealm and future non-Calavo investments, if any, we anticipate recording additional non-cash losses from FreshRealm during the remainder of fiscal 2019. As a result of FreshRealm’s recent change in tax status (described earlier), we expect that future operating results for FreshRealm will be allocated to its owners based on ownership percentage, (as of July 31, 2019 our ownership was approximately 37%). As of July 31, 2019, our total equity investment in and loan balance to Freshrealm were approximately $8.0 million, and $30.7 million, respectively. See Note 13 in our consolidated financial statements for more information.

Provision for Income Taxes

	Three months ended July 31,			Nine months ended July 31,
	2019	Change	2018	2019	Change	2018

Provision for income taxes	$3,987	17.2%	$3,403	$11,093	(11.0)%	$12,469
Effective tax rate	27.2%		21.6%	26.1%		27.2%

Our tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. In the first quarter ended in 2018, we recorded an income tax benefit of $0.4 million, pursuant to ASU 2016-09, Improvements to Employee Share-based Payment Accounting which did not recur in the first quarter of 2019. In addition, in the first quarter of fiscal 2018 as a result of U.S. Tax Reform, we recorded $1.7 million in one-time, non-cash charges related to the revaluation of our net deferred tax assets (approx. $1.4 million) and the transition tax on the deemed repatriation of foreign earnings (approx. $0.3 million). Additionally, we also recorded approximately $0.2 million of tax expense in the third quarter of fiscal 2019 and $0.7 million of tax benefit in the third quarter of fiscal 2018 related to return to provision differences upon the filing of our 2018 and 2017 tax returns, respectively. We recognize the effects of tax legislation in the period in which the law is enacted.  Our deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse.

Liquidity and Capital Resources

Cash provided by operating activities was $60.5 million for the nine months ended July 31, 2019, compared to cash provided by operating activities of $40.0 million for the similar period in fiscal 2018. Cash provided by operating activities for the nine months ended July 31, 2019 reflect primarily our net income of $31.4 million, non-cash activities (depreciation and amortization, stock-based compensation expense, deferred taxes, losses from unconsolidated entities, net losses on Limoneira shares, interest income on Notes to FreshRealm and gain on the sale of the Temecula packinghouse) of $29.5 million and a net decrease in the components of our working capital of approximately $0.4 million.

The working capital decrease results from an increase in accounts receivable of $21.9 million, an increase in inventory of $11.3 million, an increase in other assets of $3.8 million and a decrease in prepaid expenses and other current assets of $0.6 million, partially offset by an increase in payable to growers of $20.6 million, a net increase in accounts payable and accrued expenses of $11.3 million, a decrease in income taxes receivable of $3.1 million, a decrease in advances to suppliers of $1.2 million, and an increase of $1.0 million in deferred rent.

The increase in our accounts receivable, as of July 31, 2019 when compared to October 31, 2018, primarily reflects higher sales recorded in the month of July 2019 (due to higher avocado prices). The increase in inventory is related to an increase in cost of avocados on hand at July 31, 2019 when compared to October 31, 2018. The increase in other assets is due to an increase in long-term Mexican IVA tax receivable (see Note 11 to our consolidated condensed financial statements). The increase in payable to growers primarily reflects an increase in our avocado grower liability related to seasonally higher California avocado volumes and higher prices. The increase in accounts payable and accrued expenses is primarily related to an increase in our payables related to RFG. The decrease in income taxes receivable is primarily related to the taxes on current year earnings. The decrease in advances to suppliers primarily reflects liabilities from tomato sales that offset more pre-season advances in July 2019, compared to October 2018.

Cash used in investing activities was $23.2 million for the nine months ended July 31, 2019, which primarily related to notes to FreshRealm of $20.1 million, and property, plant and equipment purchases of $11.7 million, partially offset by proceeds received on the sale of the Temecula packinghouse of $7.1 million, by proceeds received on the sales of Limoneira stock of $1.2 million and proceeds received from the repayment of the San Rafael note of $0.3 million.

Cash used by financing activities was $33.6 million for the nine months ended July 31, 2019, which related principally to the payment of our $17.6 million dividend, payments on our credit facilities totaling $15.0 million, and the payment of minimum withholding taxes on net share settlement of equity awards of $1.0 million.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing Credit Facility. Cash and cash equivalents as of July 31, 2019 and October 31, 2018 totaled $5.2 million and $1.5 million. Our working capital at July 31, 2019 was $52.4 million, compared to $29.6 million at October 31, 2018.

We believe that cash flows from operations and the available Credit Facility will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for at least the next twelve months. We will continue to evaluate grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel growth in each of our business segments. We have a revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West, as joint lead arranger. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under this agreement is $80 million and will expire in June 2021. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our current credit agreement, the weighted-average interest rate was 3.7% and 3.4% at July 31, 2019 and October 31, 2018. Under these credit facilities, we didn’t have any amount outstanding as of July 31, 2019. We had $15.0 million outstanding as October 31, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2019.

(All amounts in thousands)	Expected maturity date July 31,
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$5,168	$—	$—	$—	$—	$—	$5,168	$5,168
Accounts receivable (1)	87,977	—	—	—	—	—	87,977	87,977

Liabilities
Payable to growers (1)	$34,597	$—	$—	$—	$—	$—	$34,597	$34,597
Accounts payable (1)	15,385	—	—	—	—	—	15,385	15,385
Current borrowings pursuant to credit facilities (1)	—	—	—	—	—	—	—	—
Fixed-rate long-term obligations (2)	754	796	819	745	671	2,559	6,344	6,394

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.
(2)	Fixed-rate long-term obligations bear interest rates ranging from 3.7% to 4.3% with a weighted-average interest rate of 3.7%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $232,000.

We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Management does, however, evaluate this opportunity from time to time. Total foreign currency transaction losses for the three months ended July 31, 2019, net of gains, was $0.1 million. Total foreign currency transaction gains for the three months ended July 31, 2018, net of losses, was $0.2 million. Total foreign currency transaction losses for the nine months ended July 31, 2019 and 2018, net of gains, was $0.1 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

ITEM 1A. RISK FACTORS

The risk factor set forth below updates the corresponding risk factor in our Annual Report on Form 10-K for the year ended October 31, 2018. In addition to the risk factor below, you should carefully consider the risk factors discussed in our most recent Form 10-K report, which could materially affect our business, financial position, results of operations and the trading price of our common stock. Further note, that the risks and uncertainties that we face are not limited to those set forth below and/or in the 2018 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

Our ownership in unconsolidated subsidiaries, our loans/notes or advances to unconsolidated subsidiaries and other future debt or equity investments that we may make in unconsolidated subsidiaries, present a number of risks and challenges that could have a material adverse effect on our business, financial position and results of operations.

Income/(loss) from unconsolidated entities includes our allocation of earnings or losses from our investments in FreshRealm and Don Memo. We do not control the operations of these investments, and our allocation of potential income or loss can increase or decrease our overall profitability significantly.

In fiscal 2019, we implemented an Accounting Standards Updated (ASU) of the Financial Accounting Standards Board (FASB) which requires equity investments (except those accounted for under the equity method of accounting, such as Freshrealm and Don Memo) to be measured at fair value with changes in fair value recognized in net income. This adoption impacted our equity investment in Limoneira Company (Limoneira); and as a result, fluctuations in the Limoneira stock price (to be measured, as per the ASU, from quarter-end to quarter-end) are reflected as unrealized gain/(loss) on equity securities in our income statement, and therefore, increase or decrease our overall profitability significantly. Furthermore, from time-to-time we may choose to buy or sell Limoneira shares via methods of execution that are available to us; and to the extent we buy or sell stock in Limoneira, we may also report realized gain/(loss) on equity securities.

Any loans/notes or advances that we make to unconsolidated entities (such as the existing notes receivable to Freshrealm or existing advances to Don Memo) may at some point in the future be deemed uncollectible and as such may negatively impact, in a material way, our financial results in the period such determination is made. As noted earlier, we do not control the operations of Freshrealm or Don Memo, and their future operating performance and/or their future ability to raise capital from other third parties, could negatively impact our ability to collect on our loans/notes or advances.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2019, formatted in Inline XBRL (Extensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of July 31, 2019 and October 31, 2018; (2) Consolidated Condensed Statements of Income for the three and nine months ended July 31, 2019 and 2018; (3) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended July 31, 2019 and 2018; (4) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2019 and 2018; and (5) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL).

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2019, formatted in Inline XBRL (Extensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of July 31, 2019 and October 31, 2018; (2) Consolidated Condensed Statements of Income for the three and nine months ended July 31, 2019 and 2018; (3) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended July 31, 2019 and 2018; (4) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2019 and 2018; and (5) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: September 5, 2019
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, President, and
Chief Executive Officer
(Principal Executive Officer)

Date: September 5, 2019
	By	/s/ B. John Lindeman
B. John Lindeman
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)