Form 10-K
period 2019-10-31
CALAVO GROWERS INC
filed 2019-12-19
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-33385

CALAVO GROWERS, INC.

(Exact name of registrant as specified in its charter)

California	33-0945304
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

1141-A Cummings Road, Santa Paula, CA	93060
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (805) 525-1245

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.001 Par Value per Share	CVGW	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant's Common Stock held by non-affiliates on April 30, 2019 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $1.5 billion. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of November 30, 2019 was 17,594,621.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders, which we intend to hold on April 22, 2020 are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2019.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo Growers, Inc. and its consolidated subsidiaries (Calavo, the Company, we, us or our) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, gross profit, expenses, gain/(loss) on Limoneira shares, income/(loss) from unconsolidated entities, earnings, earnings per share, tax provisions, cash flows, currency exchange rates, the impact of acquisitions or debt or equity investments or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration (including information technology systems integration) plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance, whether attributable to Calavo or any of its unconsolidated entities; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; any risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and trade protection measures, such as import/export/customs duties, tariffs and/or quotas); any risks associated with receivables from and/or equity investments in unconsolidated entities; system security risk and cyber attacks and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic trends and events; the competitive pressures faced by Calavo's businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs; integration and other risks associated with business combinations; the hiring and retention of key employees; the resolution of pending investigations, legal claims and tax disputes; any risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and trade protection measures, such as import/export/customs duties, tariffs and/or quotas); any risks associated with receivables from and/or equity investments in unconsolidated entities; system security risk and cyber attacks; and other risks that are described herein, including, but not limited to, the items discussed in "Risk Factors" in Item 1A of this report, and that are otherwise described or updated from time to time in Calavo's Securities and Exchange Commission reports. Calavo assumes no obligation to update these forward-looking statements.

PART I

Item 1. Business

General development of the business

Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and an expanding provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers on a worldwide basis. We procure avocados from California, Mexico and other growing regions around the world. Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) process and package guacamole and salsa and (iii) create, process and package a portfolio of healthy fresh foods including fresh-cut fruit and vegetables, and prepared foods . We distribute our products both domestically and internationally and report our operations in three different business segments: Fresh products, Calavo Foods and Renaissance Food Group (RFG). See Note 10 in our consolidated financial statements for further information about our business segments. Our principal executive offices are located at 1141-A Cummings Road, Santa Paula, California 93060; telephone (805) 525-1245.

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

In April 2019, we sold our Temecula, California packinghouse for $7.1 million in cash and, concurrently, leased back a portion of the facility representing approximately one-third of the total square footage.  This generated a gain of $6.4 million. Since our leaseback of the building is classified as a capital lease and covers substantially all of the leased property, the gain recognized currently is the amount of the gain in excess of the recorded amount of the leased asset. As a result, we recognized a gain of approximately $1.9 million in the second quarter of fiscal 2019 and recorded a deferred gain of $4.5 million, which will be recognized over the life of the lease (i.e. straight-line over 15 years).

During our third quarter of fiscal year 2019, we entered into a 10-year building and equipment lease for a fresh food facility in Conley, GA.  This facility is primarily intended to process fresh-cut fruit & vegetables and prepared foods products for our RFG business segment.  Annual rent for the building and equipment approximates $0.9 million and $0.6 million over the life of the lease. The lease for the equipment is considered to be a capital lease, therefore, we calculated the present value of the minimum lease payments related to the equipment and recorded $2.8 million as a capital lease and lease obligation.

During the fourth quarter of fiscal year 2019, we opened a new production facility in Clackamas, Oregon. This facility will be part of our network of United States Department of Agriculture (USDA) and organic certified fresh food facilities. As of October 31, 2019, we have invested approximately $10.0 million into the Pacific Northwest facility.

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

Fresh products

Calavo was founded in 1924 to market California avocados. We sell avocados sourced from a variety of locations (including but not limited to California, Mexico, Peru, and Colombia) to a diverse group of retail grocers, foodservice operators, club stores, mass merchandisers, food distributors and wholesalers, under the Calavo family of brand labels, as well as private labels. Many of our customers desire consistent year round supply across multiple sourcing locations, the ability to receive just-in-time deliveries at their desired level of ripeness and a variety of packaging and display options. In our judgment, these factors benefit large handlers like us, which have the ability to cultivate a variety of diverse sourcing relationships and the value-added distribution infrastructure to meet the needs of these large nationwide accounts. We believe we have developed strong, long-term relationships with our customers that provide a solid base for our business.

The Hass variety is the predominant avocado variety marketed on a worldwide basis. In California, the growing area stretches from San Diego County to Monterey County, with the majority of the growing areas located approximately 100 miles north and south of Los Angeles County. Generally, California grown Hass avocados are available year-round, with peak production periods occurring from April through August. In Mexico, we procure fruit from the growing regions of Michoacán and Jalisco. The Mexican avocado harvest is year-round (though generally most significant from September to June in Michoacán and from June to January for Jalisco). Other significant growing areas from which we have sourced avocados include Peru and Colombia. The storage life of fresh avocados (once picked from the tree) is limited, typically ranging from one to four weeks depending upon the maturity of the fruit, the growing methods used, and the handling conditions in the distribution chain, including the utilization of controlled atmosphere during transport.

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

We have also developed a series of value-added programs that are designed to differentiate our products and services from those offered by our competitors. Some of these key programs are as follows:

●	Value-Added Ripening: Retailers are continually demanding their avocados meet strict quality and ripeness specifications and we believe that our nationwide ripening infrastructure using the latest technology and experienced avocado handling workforce best position us to service those customers. We believe that ripened avocados help our customers address the consumers' immediate needs and accelerate the sale of avocados through their stores.

●	Value-Added Packaging: We have developed various display techniques and packages that appeal to consumers and, in particular, impulse buyers. Some of our techniques include the bagging of avocados and the strategic display of the bags within the produce section of retail stores. Our research has demonstrated that consumers generally purchase a larger quantity of avocados when presented in a bag as opposed to the conventional bulk displays. We also believe that the value proposition of avocados in a bag provides for a higher level of sales to grocery stores.

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

We utilize ultra-high pressure technology equipment, which is designed to protect and safeguard foods, without the need of preservatives, on all of our prepared avocado and guacamole products.  This procedure substantially destroys the cells of any bacteria that could lead to spoilage, food safety, or oxidation issues, without affecting the taste profile of the finished product.  Once the procedure is complete, our packaged guacamole can be frozen to ensure a longer shelf-life or shipped fresh to various retail, club, and foodservice customers throughout the markets we service in the U.S and abroad.  While the majority of our Calavo Foods products are produced in our Uruapan, Mexico production facility, we also often utilize high-quality co-packers (using similar ultra-high pressure technology) from time-to-time, to produce several of our retail and foodservice products. Co-packers are required to source from USDA certified growers, and comply with all local and U.S. rules and regulations.

For fiscal 2020, we believe our capacity will be sufficient for our expected growth due to a combination of production-enhancing initiatives at our facility and the further development of our network of co-packers. Net sales of our fresh, refrigerated (non-frozen) products, typically sold to retail customers, represented approximately 62% and 59%

of total guacamole sales within the Calavo Foods segment for the years ended October 31, 2019 and 2018. The remaining sales of Calavo Foods consist primarily of frozen products.

Sales in the U.S. and Canada are made principally through a commissioned nationwide broker network, which is supported by our regional sales managers. We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, strategically located warehouses, and market relationships.

RFG

Acquired in June of 2011, Renaissance Food Group is a leader in the fast-growing refrigerated fresh packaged foods category. RFG creates, markets, and distributes nationally a portfolio of healthy, high quality fresh packaged food products for consumers via the retail channel, including national and regional supermarkets, club stores, mass merchandisers, convenience stores, and specialty/natural retailers. As a leader in refrigerated fresh packaged foods, RFG utilizes a network of company-operated and independently-operated USDA and organic certified fresh food facilities strategically located across the U.S. These facilities allow RFG to offer national retailers high quality, refrigerated fresh foods that can generally be delivered within hours from time of production. Consumer demand is high for quality refrigerated fresh packaged foods and RFG’s speed to market, product innovation and broad product portfolio position the Company well to serve retailers addressing this consumer trend. RFG products include fresh-cut fruit and vegetables, fresh prepared entrée salads, wraps, sandwiches and fresh snacking products, as well as ready-to-heat entrees and other hot bar and various deli items, meals kits and related components and salad kits. RFG products are marketed under the Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials brands, as well as store-brand, private label programs. Backed by Calavo’s resources, the business unit continues to expand its footprint of company-operated manufacturing locations and to develop its customer relationships in the retail grocery channel.

Sales and Other Financial Information by Business Segment and Product Category

Sales and other financial information by business segment are provided in Note 10 to our consolidated financial statements that are included in this Annual Report.

Customers

We sell to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesale customers. Our top ten customers accounted for approximately 59%, 59% and 59% of our consolidated net sales in fiscal years 2019, 2018 and 2017. Sales to our largest customer, Kroger (including its affiliates), represented approximately 21%, 20%, and 19% of net sales in each of fiscal years 2019, 2018, and 2017. Additionally, Wal-Mart (including its affiliates) represented approximately 13%, and 10% of net sales in fiscal years 2019, and 2018. No other single customer accounted for more than 10% of our net sales in any of the last three fiscal years.

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

Working Capital Requirements

Generally, we make payments to our avocado growers and other suppliers in advance of collecting all of the related accounts receivable. We generally bridge the timing between vendor payments and customer receipts by using operating cash flows and commercial bank borrowings. In addition, from time to time we provide crop loans and other advances to some of our growers, which are also funded through operating cash flows and borrowings.

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

Research and Development

Our research and development for new and improved products, which is generally driven by customer requests, changes in product specifications, customer and market research and/or innovative ideas generated by our own team of experts with food processing and culinary backgrounds.  We solicit customer and supplier input, review process and product trends and conduct sensory and shelf life testing, all to expand the category and drive new sales for our customers. Research and development costs are charged to expense when incurred. Total research and development costs for fiscal years 2019, 2018 and 2017 were less than $0.1 million.

Compliance with Government Regulations

As a manufacturer and marketer of consumable products, our operations are subject to extensive regulation by various federal government agencies, including the Food and Drug Administration (FDA), the USDA and the Federal Trade Commission (FTC), as well as state and local agencies, with respect to production processes, product attributes, packaging, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for safety, purity and labeling. In addition, advertising of our products is subject to regulation by the FTC, and our operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act (OSHA). Our packinghouse facilities and products are subject to periodic inspection by federal, state and local authorities, including the California State Department of Food and Agriculture (CFDA), which oversees weights & measures compliance at our California facilities. All of our US facilities are also in compliance the FDA’s Food Safety Modernization Act (FSMA). In addition, our operations in Mexico are subject to Mexican regulations through the SAGARPA.

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

Employees

As of October 31, 2019, we had 3,657 employees, of which 1,595 were located in the United States and 2,062 were located in Mexico. We do not have a significant number of United States employees covered by a collective bargaining agreement. Approximately 1,800 of Calavo's Mexican employees are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage.

The following is a summary of the number of "salaried" and "hourly" employees as of October 31, 2019.

Location	Salaried	Hourly	Total
United States	357	1,238	1,595
Mexico	213	1,849	2,062
TOTAL	570	3,087	3,657

Item 1A. Risk Factors

Risks Related to Our Business

We are subject to increasing competition that may adversely affect our operating results.

The fresh produce and prepared food markets in which we operate are highly competitive. Each of our businesses is subject to competitive pressures, including the following:

●	The market for avocados is impacted by an increasing volume of foreign grown avocados being imported into the United States. Recently, there have been significant plantings of avocados in Mexico, Chile, the Dominican Republic, Peru, Colombia and other parts of the world, which have had, and will continue to have, the effect of increasing the volume of foreign grown avocados entering the United States market.
●	Avocados are subject to competition from other avocado handlers. If we are unable to consistently pay growers a competitive price for their avocados, these growers may choose to have their avocados marketed by alternate handlers.
●	Mexican sourced avocados and perishable food products are impacted by competitors operating in Mexico. Generally, handlers of Mexican grown avocados operate facilities that are substantially smaller than our facility in Uruapan, Mexico. If we are unable to pack and market a sufficient volume of Mexican grown avocados, smaller handlers will have a lower per unit cost and be able to offer Mexican avocados at a more competitive price to our customers.
●	The fresh-cut produce market is highly fragmented and we compete with a variety of national, regional and local manufacturers and distributors of fresh-cut produce in the geographies that we serve. These competitors include both branded and non-branded producers, as well as certain retailers’ own in-house fresh-cut operations. To compete successfully, we must be able to strategically source a wide array of fresh produce and prepared food items of uniformly high quality and sell and distribute it on a timely and regular basis. The overall availability and quality of produce items that we purchase for processing can have a meaningful impact on both RFG’s sales and profitability. Additionally, the short-shelf life nature of these products makes this business highly localized and our success is often related to our ability to manufacture those products within close proximity to our customers’ locations.

We rely on co-packers for a portion of our production needs.

We utilize high-quality co-packers to produce a portion of our retail and foodservice products. If we are unable to utilize quality co-packers effectively, we may not be able to meet our production needs for our expected growth. Similar, if an existing co-packer is no longer able or willing to produce products for us, there are no assurances that we will be able to immediately replace them with our own production capacity or that of another co-packer operating in the same region and at the same level of quality. We closely monitor and audit the quality of our co-packers; and furthermore, our co-packers are required to maintain insurance. But we are still subject to risks related to the production of fresh and processed foods.

Environmental and other regulation of our business, including potential climate change regulation, could adversely impact us by increasing our production cost or restricting our ability to import certain products into the United States.

There has been a broad range of proposed and promulgated state, national and international regulation aimed at reducing the effects of climate change. Such regulations apply or could apply in countries where we have interests or could have interests in the future. In the United States, there is a significant possibility that some form of regulation will be enacted at the federal level to address the effects of climate change. Such regulation could take several forms that could result in additional costs in the form of taxes, the restriction of output, investments of capital to maintain compliance with laws and regulations, or required acquisition or trading of emission allowances. Climate change regulation continues to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, we do not believe that such regulation is likely to have a material effect in the foreseeable future on our business, results of operations, capital expenditures or financial position.

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

We are also subject to the examination of our tax returns and other tax matters by the U.S. Internal Revenue Service (the IRS), the Servicio de Administracion Tributaria in Mexico (the SAT) and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.

We are subject to the risks of doing business internationally.

We conduct a substantial amount of business with growers and customers who are located outside the United States. We purchase avocados from foreign growers and packers, sell fresh avocados and processed avocado products to foreign customers, and operate packinghouses and a processing plant in Mexico. In the most recent years, there has been an increase in organized crime in Mexico. This has not had a significant impact on our operations, but this does increase the risk of doing business in Mexico. We are also subject to regulations imposed by the Mexican government, and also to examinations by the Mexican tax authorities. Significant changes to these government regulations and to assessments by the Mexican tax authorities can have a negative impact on our operations and operating results in Mexico. For additional information about our Mexican sourced fruit, see the "Business" section included in this Annual Report.

Our current international operations are subject to a number of inherent risks, including:

●	Local economic and political conditions, including disruptions in supply, labor, transportation (the transport of consumer goods), trading and capital markets;
●	Restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and trade protection measures, including import/export duties and quotas and customs duties and tariffs; and
●	Changes in legal or regulatory requirements affecting foreign investment, loans, taxes (including value-added taxes), imports, and exports.

Currency exchange fluctuations may impact the results of our operations.

Currency exchange rate fluctuations, depending upon the nature of the changes, may make our domestic-sourced products more expensive compared to foreign grown products or may increase our cost of obtaining foreign-sourced products. These foreign currency fluctuations also affect the ultimate realization of foreign currency denominated assets and liabilities in US dollar terms. Because we do not hedge against our foreign currency exposure, our business has increased susceptibility to foreign currency fluctuations.

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

Due to the seasonality of the business, our revenue and operating results may vary from quarter to quarter.

Our earnings may be affected by seasonal factors, including:

●	the availability, quality and price of raw materials (including, but not limited to fruit and vegetable inputs);
●	the timing and effects of ripening and perishability;
●	the ability to process perishable raw materials in a timely manner;
●	the leveraging of certain fixed overhead costs during off-season months; and
●	the slight impacts on consumer demand based on seasonal and holiday timing;

Our earnings are sensitive to fluctuations in market prices and demand for our products.

Excess supplies often cause severe price competition in our industry. Growing conditions in various parts of the world, particularly weather conditions such as rainfall, hailstorms, windstorms, floods, droughts, wildfires and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the supply and quality of product.

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

Increases in commodity or raw product input costs, such as fuel, packaging, and paper, could adversely affect our operating results.

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

The price of various commodities can significantly affect our costs. Fuel and transportation cost is a significant component of the price of much of the produce that we purchase from growers, and there can be no assurance that we will be able to pass on to our customers any increased costs we incur in these respects.

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

Consumer preferences for particular food products are subject to fluctuations over time.  Our ability to market and sell our products successfully depends in part on our ability to identify changing consumer preferences and respond to those changes by offering products that appeal broadly to consumers in light of current demands.  Shifts in consumer preferences that can impact demand for our products at any given time can result from a number of factors, including dietary trends, attention to particular nutritional aspects of our products, concerns regarding the health effects of particular ingredients, attention given to ingredient sourcing practices and general public perception of food safety risks.  Consumer demand for our products also may be impacted by any public commentary that consumers or certain regulatory bodies (including federal/state agencies involved in monitoring food safety) may make regarding our products or similar products. Consumer demand for our products also may be impacted by changes in the level of advertising or promotional support that (i) we employ, (ii) our retail/foodservice customers employ or (iii) that are employed by relevant industry groups or third parties that provide competing products.  If consumer preferences trend negatively with respect to any one or more of our products, our sales volumes may decline as a result.

The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.

Sales to Kroger and Walmart, our largest customers, amounted to approximately 21% and 13% of our total net sales in 2019. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect our results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers are reduced, this reduction may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.

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

Additionally, damage or disruption to our collective manufacturing or distribution capabilities resulting from weather, any potential effects of climate change, natural disaster, disease, crop spoilage, fire or explosion, terrorism, organized crime, pandemics, strikes, repairs or enhancements at our facilities, or other reasons, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, and may require additional resources to restore our supply chain.

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

While we believe that our relations with our employees and labor unions are good, we cannot ensure that we will be able to negotiate collective bargaining agreements on favorable terms, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could have a material adverse effect on the portion of our business affected by the dispute, which could impact our business, results of operations and financial condition.

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. Calavo carries insurance, including cyber insurance, commensurate with its size and the nature of its operations, although there is no certainty that such insurance will in all cases be sufficient to fully reimburse us for all losses incurred in connection with the occurrence of any of these system security risks, data protection breaches, cyber-attacks or other events.

On Friday, November 29, 2019, certain computer systems at Calavo became encrypted by ransomware, which prevented them from operating.  We immediately took steps to isolate those systems and implemented measures to prevent additional systems from being affected, including taking systems offline as a precaution.  Third party forensic experts were engaged to assist our IT team to restore those affected systems to operation. Though we are still investigating, we have not experienced, nor do we believe there has been, any material impact to divisional operating activities nor our controls over financial reporting. To date, we have found no evidence of data exfiltration or misappropriation.

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

Risks Related to Our Common Stock

The value of our common stock may be adversely affected by market volatility.

The trading price of our common stock fluctuates and may be influenced by many factors, including:

●	Our operating and financial performance and prospects;
●	Announcements and public SEC filings we make about our business, financial performance and prospects;
●	Announcements our customers or competitors make regarding their business, financial performance and prospects;
●	Short-interest in our common stock, which may be significant from time-to-time;
●	The depth and liquidity of the market for our common stock;
●	Investor perception of us and the industry and markets in which we operate;
●	Our inclusion in, or removal from, any equity market indices;
●	Changes in earnings estimates or buy/sell recommendations by analysts;
●	Whether or not we meet earnings estimates of analysts who follow our Company; and
●	General financial, domestic, international, economic, industry and other market trends or conditions.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our growth strategy.

The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on many factors, including:

●	Market acceptance of our products; and
●	The existence of opportunities for expansion.

If our capital resources are not sufficient to satisfy our liquidity needs, we may seek to sell additional equity or obtain additional debt financing. The sale of additional equity would result in dilution to our shareholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. Although we do not currently foresee the need for significant additional financing, with the exception of our existing credit facility, we have not made arrangements to obtain additional financing. We may not be able to obtain additional financing, if required, in amounts or on terms acceptable to us, or at all.

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

Leased	Temecula	California	Primarily ripens, sorts, packs and ships fresh avocados. We sort and pack certain other fresh products as well. We sold this facility in 2019 and leased back a portion of it.

Operating and Distributing Facilities:

Leased or Owned:	City	State	Description
Owned	Santa Paula	California

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

Primarily ripens, sorts, packs and ships fresh avocados and stores and ships prepared guacamole. This facility also processes fresh-cut fruits and vegetables, and prepared foods. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

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

eased
Leased or Owned:	City	State	Description
Leased	Clackamas	Oregon

Opened in the fourth quarter of fiscal 2019, this RFG facility primarily processes fresh-cut fruits and vegetables, and prepared foods. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Conley	Georgia

Opened in the third quarter of fiscal 2019, this RFG facility primarily processes fresh-cut fruits and vegetables, and prepared foods. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Mexico Locations:

Packinghouses and Processing Facility:

Leased or Owned:	City	State	Description
Owned	Uruapan	Michoacan

Our Calavo Foods processing facility produces our guacamole products. While we believe the capacity is reasonable given our current sales, we are considering various plans to enhance our production capacity.

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

Name	Age	Position
Lecil E. Cole	80	Chairman of the Board, President and Chief Executive Officer
B. John Lindeman	49	Chief Financial Officer and Corporate Secretary
Robert J. Wedin	70	Vice President, Sales and Fresh Marketing
Michael A. Browne	61	Vice President, Fresh Operations
Ronald A. Araiza	60	Vice President, Foods Division Sales and Operations
James E. Gibson	57	President, RFG

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

Fiscal 2019	High	Low
First Quarter	$99.90	$70.57
Second Quarter	$94.57	$75.59
Third Quarter	$97.65	$84.88
Fourth Quarter	$97.24	$84.93

Fiscal 2018	High	Low
First Quarter	$89.40	$69.35
Second Quarter	$98.50	$82.75
Third Quarter	$97.85	$83.85
Fourth Quarter	$107.15	$92.70

As of November 30, 2019, there were approximately 776 stockholders of record of our common stock, which includes shareholders whose shares were held in brokerage firms, depositories and other institutional firms in “street name.”

Dividend Policy

Our dividend policy is to provide for an annual dividend payment, as determined by the Board of Directors. We anticipate paying dividends in the first quarter of our fiscal year.

On October 1, 2019, we declared a dividend of $1.10 per share. On December 6, 2019, we paid the aggregate amount of $19.4 million to shareholders of record on November 15, 2019. On December 7, 2018, we paid a $1.00 per share dividend in the aggregate amount of $17.6 million to shareholders of record on November 16, 2018.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following summary of consolidated financial data (other than information regarding the volume of products sold) for each of the years in the five-year period ended October 31, 2019, are derived from the audited consolidated financial statements of Calavo Growers, Inc.

Historical results are not necessarily indicative of results that may be expected in any future period. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto that are included elsewhere in this Annual Report.

	Fiscal Year Ended October 31,
	2019	2018	2017	2016	2015

	(In thousands, except per share data)
Income Statement Data: (1)(2)(4)(6)
Net sales	$1,195,777	$1,088,758	$1,075,565	$935,679	$856,824
Gross profit	128,082	113,616	114,544	107,534	85,227
Selling, general and administrative	59,113	57,081	56,651	46,440	41,558
Net income attributable to Calavo Growers, Inc.	36,646	32,281	37,270	38,022	27,199
Basic net income per share	$2.09	$1.85	$2.14	$2.19	$1.57
Diluted net income per share	$2.08	$1.84	$2.13	$2.18	$1.57
Balance Sheet Data as of End of Period:
Working capital	$36,886	$29,567	$3,661	$25,612	$18,964
Total assets (4) (5)	390,360	367,736	364,117	327,933	284,945
Accrued expenses	39,629	38,521	39,946	31,095	21,311
Current portion of long-term obligations (4) (5)	762	118	129	138	2,206
Long-term obligations, less current portion (4) (5)	5,412	314	439	445	586
Shareholders' equity	285,869	264,959	244,122	215,069	185,982
Cash Flows Provided by (Used in):
Operations	$72,099	$48,426	$62,140	$61,968	$37,283
Investing activities (2)(3)(4)(5)	(31,850)	(30,204)	(53,668)	(21,731)	(21,054)
Financing activities (3)	(33,796)	(23,327)	(15,689)	(33,566)	(15,802)
Other Data:
Cash dividends declared per share	$1.10	$1.00	$0.95	$0.90	$0.80
Net book value per share	$16.23	$15.11	$13.92	$12.33	$10.70
Pounds of California avocados sold	32,097	65,428	53,875	109,545	75,538
Pounds of non-California avocados sold	322,657	291,585	245,463	278,200	312,710
Pounds of processed avocados products sold	32,016	32,333	29,911	26,773	27,182

(1)	During fiscal 2019 and 2018, we have recognized $14.1 million and $12.0 million in losses from FreshRealm, which has been recorded as losses from unconsolidated entities.

(2)	During fiscal 2018, 2017 and 2016, we contributed $3.5 million, $7.5 million and $3.2 million as investments in FreshRealm. Our total investment of $5.8 million, $19.9 million, $28.4 million and $21.0 million in FreshRealm as of October 31, 2019, 2018, 2017 and 2016, has been recorded as investment in unconsolidated subsidiaries on our balance sheet.

(3)	During fiscal 2019 and 2018, we loaned $23.8 million and $9.0 million as notes receivable from FreshRealm. For fiscal 2019, we have recorded $2.4 million as interest related to the notes receivable balance from FreshRealm.

(4)	In April 2019, we sold our Temecula, California packinghouse for $7.1 million in cash and, concurrently, leased back a portion of the facility representing approximately one-third of the total square footage. This generated a gain of $6.4 million. Since our leaseback of the building is classified as a capital lease and covers substantially all of the leased property, the gain recognized currently is the amount of the gain in excess of the recorded amount of the leased asset. As a result, we recognized a gain of approximately $1.9 million in the second quarter of fiscal 2019 and recorded a deferred gain of $4.5 million, which will be recognized over the life of the lease. In connection with the capital lease we capitalized $3.2 million as a capital lease in property, plant and equipment and recorded a lease liability of $3.2 million ($0.1 million in current portion and $3.1 million in long term debt).

(5)	During our third quarter of fiscal year 2019, we entered into a 10-year building and equipment lease for fresh food facility in Conley, GA. This facility is primarily intended to process fresh-cut fruit & vegetables and prepared foods products for our RFG business segment. Annual rent for the building and equipment approximates $0.9 million and $0.6 million, respectively, over the life of the lease. The lease for the equipment is considered to be a capital lease, therefore, we calculated the present value of the minimum lease payments related to the equipment and capitalized $2.8 million as a capital lease in property, plant and equipment and recorded $2.8 million as a lease obligation.

(6)	In January 2016, the FASB issued an ASU, which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The Company adopted this new standard at the beginning of fiscal 2019. For the year ended October 31, 2019, we sold 51,271 shares of Limoneira stock and recorded a loss of $0.1 million in our consolidated statements of income. Limoneira’s stock price at October 31, 2019, and October 31, 2018 equaled $18.92 per share, and $24.65 per share. Our remaining shares of Limoneira stock, totaling 1,677,299, were revalued to $18.92 per share at October 31, 2019 and, as a result, we recorded a loss of $9.6 million for the year ended October 31, 2019 in our consolidated condensed statements of income.

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

Our Fresh products business grades, sizes, packs, cools, and ripens (if desired) avocados for delivery to our customers. During fiscal 2019, we operated four packinghouses and four operating and distributing facilities (aka value-added depots or VADs) that handle avocados that are sold across the United States and to select international markets. We believe that our continued success in marketing avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices, and keeping the handling costs low as we ship avocados to our packinghouses and distribution centers. We believe our diversified avocado sources help provide a level of relative supply stability that may, over time, serve to increase the availability and demand for avocados among consumers in the United States and elsewhere in the world. Significant fluctuations in the volume of avocados delivered have an impact on the per pound packing costs of avocados we handle. Generally, larger crops will result in a lower per pound handling cost. As a result of our investment in packinghouse equipment, distribution centers with value-added ripening and packing capabilities, and personnel, we believe that our cost structure is geared to optimally handle larger avocado volume. We believe our efforts in distributing our other various perishable foods, such as tomatoes and papayas, complement our offerings of avocados. From time to time, we continue to explore the distribution of other crops that provide reasonable returns to our business.

Our Calavo Foods business processes avocados into a wide variety of guacamole products, and distributes the processed product to our customers. All of our prepared avocado products shipped to North America are “cold pasteurized” and include both frozen and fresh guacamole. Due to the high-quality, no preservative nature of our guacamole and the variety of packaging formats that we offer, we believe that we are well positioned to address the diverse taste and needs of today’s foodservice and retail customers. Additionally, we also prepare various fresh salsa products. Our Calavo Foods segment maintains relationships with foodservice companies and food retailers. We continue to seek to expand our relationships with major foodservice companies and food retailers and develop alliances that will allow our products to reach a larger percentage of the marketplace. Net sales of frozen products represented approximately 38% and 41% of total processed segment sales for the years ended October 31, 2019 and 2018. Net sales of our refrigerated products represented approximately 62% and 59% of total processed segment sales for the years ended October 31, 2019 and 2018.

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

Recent Developments

Dividend Payment

On October 1, 2019, the Company declared a $1.10 per share cash dividend to shareholders of record on November 15, 2019. On December 6, 2019, the Company paid this cash dividend, which totaled $19.4 million.

Litigation

From time to time, we are involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Mexico tax audits

We conduct business both domestically and internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in Mexico and the United States.  During our third quarter of fiscal 2016, our wholly owned subsidiary, Calavo de Mexico (CDM), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (MFM) containing preliminary observations related to a 2011 tax audit of such subsidiary. MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (IVA).  During the period from our fourth fiscal quarter of 2016 through our first fiscal quarter of 2019, we attempted to resolve our case with the MFM through working meetings attended by representatives of the MFM, CDM and PRODECON (Local Tax Ombudsman). However, we were unable to materially resolve our case with the MFM through the PRODECON process.

As a result, in April 2019, the MFM issued a final tax assessment to CDM (“the 2011 Assessment”) totaling approximately $2.2 billion Mexican pesos (approx. $114.4 million USD at October 31, 2019) related to Income Tax, Flat Rate Business Tax and Value Added Tax, corresponding to the fiscal 2011 tax audit. We have consulted with an internationally recognized tax advisor and continue to believe this tax assessment is without merit. Therefore, we filed an administrative appeal challenging the MFM’s fiscal 2011 assessment on June 12, 2019. The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities, forcing the legal office within the MFM to rule on the matter. This process preserves the taxpayer’s right to litigate in tax court if the administrative appeal process ends without a favorable or just resolution. Furthermore, in August 2018, we received a favorable ruling from Mexico's Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) central legal department in Mexico City on another tax matter (see Note 15 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2011 Assessment. We believe this recent ruling undermines the Assessment we received in April 2019. We believe we have the legal arguments and documentation to sustain the positions challenged by the MFM.

Additionally, we also received notice from the SAT, that CDM is currently under examination related to fiscal year 2013. In January 2017, we received preliminary observations from SAT outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers, and VAT. We provided a written rebuttal to these preliminary observations during our second fiscal quarter of 2017. During the period from our third fiscal quarter of 2017 through our third fiscal quarter of 2018, we attempted to resolve our case with the SAT through working meetings attended by representatives of the SAT, CDM and the PRODECON. However, we were unable to materially resolve our case with the SAT through the PRODECON process.

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (approx. $135.1 million USD at October 31, 2019) related to Income Tax, Flat Rate Business Tax, and Value Added Tax, corresponding to the fiscal 2013 tax audit.  Additionally, the tax authorities have determined that we owe an employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $6.1 million USD at October 31, 2019).

We have consulted with both an internationally recognized tax advisor, as well as a global law firm with offices throughout Mexico, and we continue to believe that this tax assessment is without merit. In August 2018, we filed an administrative appeal on the 2013 Assessment. CDM has appealed our case to the SAT’s central legal department in Mexico City.  Furthermore, and as noted in the preceding paragraphs, in August 2018, we received a favorable ruling from the SAT’s central legal department in Mexico City on another tax matter (see Note 15 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2013 Assessment. We believe this recent ruling significantly undermines the 2013 Assessment we received in July 2018. We believe we have the legal arguments and documentation to sustain the positions challenged by the SAT.

We continue to believe that the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial position, results of operations and cash flows.

Unrealized and realized net loss on Limoneira Stock

In January 2016, the FASB issued an ASU, which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The Company adopted this new standard at the beginning of fiscal 2019. With the adoption of this new standard, we reclassed unrealized gains of $12.1 million in accumulated other comprehensive income to retained earnings as of November 1, 2018. Additionally, for the year ended October 31, 2019, we sold 51,271 shares of Limoneira stock and recorded a loss of $0.1 million in our consolidated statements of income. Limoneira’s stock price at October 31, 2019, and October 31, 2018 equaled $18.92 per share, and $24.65 per share. Our remaining shares of Limoneira stock, totaling 1,677,299, were revalued to $18.92 per share at October 31, 2019 and, as a result, we recorded a loss of $9.8 million for the year ended October 31, 2019 in our consolidated condensed statements of income.

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

Sale of Temecula, California Packinghouse

In April 2019, we sold our Temecula, California packinghouse for $7.1 million in cash ($6.7 million, net of transaction costs (primarily sales commissions) totaling $0.4 million) and, concurrently, leased back a portion of the facility representing approximately one-third of the total square footage.  This generated a gain of $6.4 million. Since our leaseback of the building is classified as a capital lease and covers substantially all of the leased property, the gain recognized currently is the amount of the gain in excess of the recorded amount of the leased asset. As a result, we recognized a gain of approximately $1.9 million in the second quarter of fiscal 2019 and recorded a deferred gain of $4.5 million, which will be recognized over the life of the lease (i.e. straight-line over 15 years). We recognized $0.2 million of the deferred gain for fiscal 2019.

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

Michael Browne’s retirement

On September 20, 2019, Michael Browne advised Calavo, of his intention to retire as Calavo’s Vice President of Fresh Operations effective December 15, 2019. Effective December 15, 2019, Mr. Browne’s responsibilities at Calavo will be transitioned to Calavo’s Director of Fresh Operations who has reported to Michael Browne for the last 14 years.

Lecil Cole’s retirement

On October 24, 2019, Lecil E. Cole advised Calavo of his intention to retire as Calavo’s President and Chief Executive Officer, during the first quarter of calendar year 2020. Calavo’s Board of Directors is in the process of interviewing and evaluating several, qualified Chief Executive Officer candidates. Mr. Cole’s retirement will become effective on the date that his successor as Chief Executive Officer begins service in that capacity, following selection and appointment by the Board of Directors. Mr. Cole also advised Calavo that he intends to continue to serve as Calavo’s Chairman of the Board of Directors, with a focus on maintaining and enhancing Calavo’s business relationships with its investors and suppliers of avocados and other products.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate all of our estimates, including those related to the areas of customer and grower receivables, IVA tax receivables, inventories, useful lives of property, plant and equipment, promotional allowances, equity income/losses and impairment analysis from unconsolidated entities, loans to unconsolidated entities, income taxes, retirement benefits, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Additionally, we frequently engage third party valuation experts to assist us with estimates described below. Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods.

Management has discussed the development and selection of critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting estimates in this Annual Report.

We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Promotional allowances. We provide for promotional allowances at the time of sale, based on our historical experience. Our estimates are generally based on evaluating the relationship between promotional allowances and gross sales. The derived percentage is then applied to the current period’s sales revenues in order to arrive at the appropriate debit to sales allowances for the period. The offsetting credit is made to accrued liabilities. When certain amounts of specific customer accounts are subsequently identified as promotional, they are written off against this allowance. Actual amounts may differ from these estimates and such differences are recognized as an adjustment to net sales in the period they are identified. We estimate that a one percent (100 basis point) change in the derived percentage for the entire year would impact results of operations by approximately $0.1 million.

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

Goodwill and acquired intangible assets. Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. We can use a qualitative test, known as "Step 0," or a two-step quantitative method to determine whether impairment has occurred. In Step 0, we elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In fiscal 2018, 2017 and 2016, we elected to implement Step 0 and were not required to conduct the remaining two step analysis. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. The results of our Step 0 assessments indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the years ended October 31, 2019, 2018 or 2017.

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

Notes receivable from FreshRealm. As of October 31, 2019, and October 31, 2018, we had notes receivable (including interest) from FreshRealm totaling $35.2 million and $9.0 million. At October 31, 2018, notes receivable from FreshRealm of $9.0 million was included in prepaids and other current assets. The notes to FreshRealm, as of October 31, 2019, bear interest at the rate of 10% annually, with monthly interest payments scheduled to begin on October 31,

2020. This first interest payment would represent interest due for the month of October 2020 only, with similar monthly payments scheduled to follow afterwards. The due date of the notes is November 1, 2021, with the Company having the option of up to two, one-year extensions (i.e. first to November 1, 2022, then to November 1, 2023). At October 31, 2019, we have a receivable of $2.4 million related to interest that we have recorded within Note receivables to FreshRealm on the balance sheet. We assess the collectability of these notes from FreshRealm based on their financial results and, primarily, their cash projections. We have concluded no reserve is necessary as of October 31, 2019. See Notes 8 and 16 in our consolidated financial statements for further information.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of income, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Gross profit	10.7%	10.4%	10.6%
Selling, general and administrative	4.9%	5.2%	5.3%
Operating income	5.9%	5.2%	5.4%
Interest income	0.2%	0.0%	0.0%
Interest expense	(0.1)%	(0.1)%	(0.1)%
Other income, net	0.0%	0.1%	0.0%
Unrealized and realized net loss on Limoneira shares	(0.8)%	0.0%	0.0%
Net income	3.1%	3.0%	3.5%

Net Sales

We believe that the fundamental consumption trends for our products continue to be favorable. Firstly, U.S. avocado demand continues to grow, with per capita consumption in 2018/19 reaching 8.0 pounds per person, up 7 percent from the previous year, and approximately double the estimate from a decade ago. We believe that the healthy eating trend that has been developing in the U.S. contributes to such growth, as avocados are cholesterol and sodium free, dense in fiber, vitamin B6, antioxidants, potassium, folate, and contain unsaturated fat, which helps lower cholesterol. Also, a growing number of research studies seem to suggest that phytonutrients, which avocados are rich in, help fight chronic illnesses, such as heart disease and cancer.

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

In October 2002, the USDA announced the creation of a Hass Avocado Board to promote the sale of Hass variety avocados in the U.S. marketplace. This board provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace. The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales. We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our avocado businesses. During fiscal 2019, 2018 and 2017, on behalf of avocado growers, we remitted approximately $1.1 million, $1.5 million and $1.7 million to the California Avocado Commission. During fiscal 2019, 2018 and 2017, we remitted approximately $7.2 million, $6.9 million and $5.8 million to the Hass Avocado Board related to avocados. Similarly, Avocados from Mexico (AFM) was formed in 2013 as the marketing arm of the Mexican Hass Avocados Importers Association (MHAIA) and the Association of Growers and Packers of Avocados From Mexico (APEAM). During fiscal 2019, 2018 and 2017, we remitted approximately $5.4 million, $4.7 million and $3.5 million to APEAM primarily related to these marketing activities for Mexican avocados.

We also believe that our other fresh products, primarily tomatoes, are positioned for future growth. The tomato is the fourth most popular fresh-market vegetable (though a fruit scientifically speaking, tomatoes are more commonly considered a vegetable) behind potatoes, lettuce, and onions in the U.S. Although stabilizing in the first decade of the 2000s, annual average fresh-market tomato consumption remains well above that of the previous decade. Over the past few decades, per capita consumption of tomatoes has been on the rise due primarily to the enduring popularity of salads, salad bars, and submarine sandwiches. Perhaps of greater importance has been the introduction of new and improved tomato varieties, the increased development of hot-house grown tomatoes (such as those grown by our ADM affiliate), heightened consumer interest in a wider range of tomatoes, a surge of new immigrants who eat vegetable-intensive diets, and expanding national emphasis on health and nutrition.

Papayas have become more popular as the consumption in the U.S. has more than doubled in the past decade. Papayas have high nutritional benefits. They are rich in anti-oxidants, the B vitamins, folate and pantothenic acid, potassium and magnesium, and fiber.

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

The following tables set forth sales by product category and sales incentives, by segment (dollars in thousands):

	Year ended October 31, 2019				Year ended October 31, 2018
	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$569,779	$—	$—	$569,779	$511,730	$—	$—	$511,730
Tomatoes	40,879	—	—	40,879	31,608	—	—	31,608
Papayas	10,931	—	—	10,931	11,699	—	—	11,699
Other fresh products	1,353	—	—	1,353	498	—	—	498
Prepared avocado products	—	100,842	—	100,842	—	99,635	—	99,635
Salsa	—	3,252	—	3,252	—	3,423	—	3,423
Fresh-cut fruit & vegetables and prepared foods	—	—	488,373	488,373	—	—	451,203	451,203
Total gross sales	622,942	104,094	488,373	1,215,409	555,535	103,058	451,203	1,109,796
Less sales incentives	(1,759)	(9,360)	(2,310)	(13,429)	(2,327)	(11,412)	(2,273)	(16,012)
Less inter-company eliminations	(2,246)	(3,957)	—	(6,203)	(1,554)	(3,472)	—	(5,026)
Net sales	$618,937	$90,777	$486,063	$1,195,777	$551,654	$88,174	$448,930	$1,088,758

	Year ended October 31, 2018				Year ended October 31, 2017
	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$511,730	$—	$—	$511,730	$546,433	$—	$—	$546,433
Tomatoes	31,608	—	—	31,608	29,199	—	—	29,199
Papayas	11,699	—	—	11,699	9,402	—	—	9,402
Other fresh products	498	—	—	498	445	—	—	445
Prepared avocado products	—	99,635	—	99,635	—	85,204	—	85,204
Salsa	—	3,423	—	3,423	—	3,951	—	3,951
Fresh-cut fruit & vegetables and prepared foods	—	—	451,203	451,203	—	—	419,973	419,973
Total gross sales	555,535	103,058	451,203	1,109,796	585,479	89,155	419,973	1,094,607
Less sales incentives	(2,327)	(11,412)	(2,273)	(16,012)	(1,503)	(11,576)	(1,465)	(14,544)
Less inter-company eliminations	(1,554)	(3,472)	—	(5,026)	(1,314)	(3,184)	—	(4,498)
Net sales	$551,654	$88,174	$448,930	$1,088,758	$582,662	$74,395	$418,508	$1,075,565

Net sales to third parties by segment exclude inter-segment sales and cost of sales. For fiscal year 2019, 2018 and 2017, inter-segment sales and cost of sales of $2.2 million, $1.6 million and $1.3 million between Fresh products and RFG were eliminated. For fiscal year 2019, 2018 and 2017, inter-segment sales and cost of sales of $4.0 million, $3.5 million and $3.2 million between Calavo Foods and RFG were eliminated.

The following table summarizes our net sales by business segment:

	2019	Change	2018	Change	2017

	(Dollars in thousands)
Net sales:
Fresh products	$618,937	12.2%	$551,654	(5.3)%	$582,662
Calavo Foods	90,777	3.0%	88,174	18.5%	74,395
RFG	486,063	8.3%	448,930	7.3%	418,508
Total net sales	$1,195,777	9.8%	$1,088,758	1.2%	$1,075,565

As a percentage of net sales:
Fresh products	51.8%		50.7%		54.2%
Calavo Foods	7.6%		8.1%		6.9%
RFG	40.6%		41.2%		38.9%
	100%		100%		100%

Summary

Net sales for the year ended October 31, 2019, as compared to 2018, increased by $107.0 million, or 9.8%. The increase in sales, when compared to the same corresponding prior year periods, is related to growth from all reporting segments.

For fiscal year 2019, our Fresh products segment had our largest percentage increase in sales, followed by our RFG segment and Calavo Foods segment. The increase in Fresh products sales was due primarily to an increase in the per unit selling price of avocados. The increase in Calavo Foods sales was due primarily to increased sales of our prepared avocado products. The increase in RFG sales was due primarily to increased sales from fresh prepared food, fresh-cut fruit and vegetable products. See discussion below for further details.

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

Fresh products

Fiscal 2019 vs. Fiscal 2018:

Net sales delivered by the Fresh products business increased by approximately $67.2 million, or 12%, for the year ended October 31, 2019, when compared to the same period for fiscal 2018. This increase in Fresh product sales during the year ended 2019 was primarily related to increased sales of avocados and tomatoes.

Sales of avocados increased $57.8 million, or 11%, for the year ended October 31, 2019, when compared to the same prior year period. The increase in avocado sales was primarily due to a 12% increase in the average sales price per carton, compared to fiscal 2018. We attribute much of the increase in price to the strong consumer demand throughout the year, which exceeded available industry supply, as well as an increase in our percentage of value-added cartons sold. The increase in sales price per carton was partially offset by an approximately 1%, or 2.3 million pound decrease in the volume of avocados sold.

Sales of tomatoes increased to $39.9 million for the year ended October 31, 2019, compared to $30.5 million for the same period for fiscal 2018. The increase in sales for tomatoes is primarily due to a 33% increase in volume of tomatoes sold during the year.

We anticipate that our sales volume of avocados will increase in fiscal 2020, due to a larger expected all-source avocado crop, when compared to the same prior year period.

Fiscal 2018 vs. Fiscal 2017:

Net sales delivered by the Fresh products business decreased by approximately $31.0 million, or 5%, for the year ended October 31, 2018, when compared to the same period for fiscal 2017. This decrease in Fresh product sales during the year ended 2018 was primarily related to decreased sales of avocados, partially offset by increased sales of tomatoes.

Sales of avocados decreased $35.9 million, or 7%, for the year ended October 31, 2018, when compared to the same prior year period. Our volume of avocados sold during fiscal year 2018 increased by 57.7 million pounds, or 19%, compared to the prior year; however, this increase in sales volume was significantly offset by a 22% decrease in the average sales price per carton, when compared to the high market prices experienced in fiscal 2017.

Sales of tomatoes increased to $30.5 million for the year ended October 31, 2018, compared to $27.9 million for the same period for fiscal 2017. The increase in sales for tomatoes is primarily due to an approximately 7% increase in the average sales price per carton, in addition to a 2% increase in volume of tomatoes sold during the year.

Calavo Foods

Fiscal 2019 vs. Fiscal 2018:

Sales for Calavo Foods for the year ended October 31, 2019, when compared to the same period for fiscal 2018, increased $2.6 million, or 3%. Sales of prepared avocado products increased by approximately $2.9 million, or 3%, primarily related to an increase in the average selling price per pound, partially offset by a slight decrease in the volume of products sold. Partially offsetting this gain were sales of salsa products, which decreased by approximately $0.3 million during the year.

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

RFG

Fiscal 2019 vs. Fiscal 2018:

Sales for RFG for the year ended October 31, 2019, when compared to the same period for fiscal 2018, increased $37.1 million, or 8%. The overall increase in sales is primarily due to higher sales from expanded retail partnerships in multiple geographies, most notably around RFG’s new fresh food plant in Georgia (opened in April 2019). Partially offsetting these gains were lower sales in one specific geographic region related to issues that an RFG co-packer experienced during our second quarter.

Fiscal 2018 vs. Fiscal 2017:

Sales for RFG for the year ended October 31, 2018, when compared to the same period for fiscal 2017, increased $30.4 million, or 7%. The overall increase in sales is primarily due to higher sales from expanded retail partnerships in multiple geographies, most notably in a few regions in which the Company has added production capacity.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment:

	2019	Change	2018	Change	2017

	(Dollars in thousands)
Gross Profit:
Fresh products	$86,350	59.4%	$54,160	(25.2)%	$72,376
Calavo Foods	20,164	(23.4)%	26,313	97.1%	13,353
RFG	21,568	(34.9)%	33,143	15.0%	28,815
Total gross profit	$128,082	12.7%	$113,616	(0.8)%	$114,544

Gross profit percentages:
Fresh products	14.0%		9.8%		12.4%
Calavo Foods	22.2%		29.8%		17.9%
RFG	4.4%		7.4%		6.9%
Consolidated	10.7%		10.4%		10.6%

Summary

Our cost of goods sold consists predominantly of ingredient costs (primarily fruit and other whole foods), packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Gross profit increased by approximately $14.5 million, or 13%, for the year ended October 31, 2019, when compared to the same period for fiscal 2018. The increase was primarily attributable to a gross profit increase in our Fresh products segment, partially offset by decreases in our Calavo Foods and RFG segments.

Fresh products

Fiscal 2019 vs. Fiscal 2018:

During our year ended October 31, 2019, as compared to the same prior year period, the increase in our Fresh products segment gross profit percentage was the result of increased profit for avocados.  For the year ended October 31, 2019, the gross profit percentage for avocados increased to 14.3% from 9.7% in fiscal year 2018.  The increase during fiscal 2019 was related to improved efficiency in several key areas across our production and distribution footprint, which helped to complement the favorable market supply conditions experienced in which consumer demand exceeded market supply. Note that significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Fresh products segment.

For the year ended October 31, 2019 we generated gross profit of $4.3 million from tomato sales, up from $3.2 million in the corresponding prior year period.  The increase in tomato gross profit was due primarily to the year-over-year increase in sales described in more detail earlier. The majority of our tomato sales are done on a consignment basis, in which the gross profit we earn is generally based on a commission agreed to with each party, which usually is a percent of the overall selling price; however, we also purchase some tomatoes on the spot market to meet specific customer requests and have certain fixed overhead costs associated with our tomato operations which impact the overall gross profit realized from tomato sales.  The gross profit percentage for consignment sales are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers.

Fiscal 2018 vs. Fiscal 2017:

During our year ended October 31, 2018, as compared to the same prior year period, the decrease in our Fresh products segment gross profit percentage was the result of decreased profit for avocados, partially offset by an increase in tomatoes. For the year ended October 31, 2018, compared to the same prior year period, the gross profit percentage for avocados decreased to 9.7% in 2018 from 12.7% in 2017. The decrease during fiscal 2018 was primarily related to the market supply conditions experienced last year in which consumer demand greatly exceeded market supply, and higher year-over-year freight costs. Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profits for our Fresh products segment.

For the year ended October 31, 2018 we generated gross profit of $3.2 million from tomato sales, up from $2.7 million in the corresponding prior year period.  The increase in tomato gross profit was due primarily to the year-over-year increase in sales described in more detail earlier.

Calavo Foods

Fiscal 2019 vs. Fiscal 2018:

Calavo Foods gross profit percentage decreased to 22.2% of net sales, during the year ended October 31, 2019 compared to 29.8% during the same prior year period. The decrease in Calavo Foods gross profit percentage was due primarily to decreased gross profit of our prepared avocado products. The decrease in gross profit and margin for our prepared avocado products was due primarily to higher raw material input costs during the year. Calavo Foods gross profit percentage improved to 20.8% sequentially of net sales in the fourth quarter of fiscal 2019 compared to 11.4% of net sales in the third quarter of fiscal 2019. This improvement is primarily due to a decrease in raw material input costs. Note that significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Calavo Foods segments.

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

RFG

Fiscal 2019 vs. Fiscal 2018:

RFG’s gross profit percentage for the year ended October 31, 2019 was 4.4%, compared to 7.4% in the same prior year period. The raw material issues described in detail during our first fiscal quarter continued into a portion of our second fiscal quarter. In general, raw material conditions improved during our third and fourth fiscal quarters, and profitability in our second half far exceeded results from the first half of our fiscal year, especially within RFG’s pre-existing manufacturing operations (facilities opened more than one year). Additionally, sales and gross profit in one specific geographic region were significantly impacted as a result of issues experienced at RFG’s co-packer servicing that region.

Fiscal 2018 vs. Fiscal 2017:

RFG’s gross profit percentage for the year ended October 31, 2018 was 7.4%, compared to 6.9% in the same prior year period. The gross profit improvement for the year ended October 31, 2018, was due primarily to higher net sales and manufacturing efficiencies generated across the segment’s manufacturing footprint, as well as lower raw material costs.

Selling, General and Administrative

	2019	Change	2018	Change	2017
	(Dollars in thousands)
Selling, general and administrative	$59,113	3.6%	$57,081	0.8%	$56,651
Percentage of net sales	4.9%		5.2%		5.3%

Selling, general and administrative expenses of $59.1 million for the year ended October 31, 2019 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $2.0 million, or 3.6%, for the year ended October 31, 2019, when compared to the same period for fiscal 2018. This increase was primarily related to an increase in accrued management bonuses (approximately $1.5 million), increase in salaries and benefits (approximately $0.8 million due primarily to higher headcount), and transaction costs, including sales commission, related to the sale of the Temecula packinghouse (approximately $0.4 million), partially offset by a decrease of $1.0 million due to senior management transition expenses recognized in the first quarter of fiscal 2018 related to the stock grant issued to two officers who retired.

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

Income (loss) from Unconsolidated Entities

	2019	Change	2018	Change	2017
	(Dollars in thousands)
Income (loss) from unconsolidated entities	$(14,082)	(18.8)%	$(11,850)	(3,055.1)%	$401
Percentage of net sales	(1.2)%		(1.1)%		—%

Income (loss) from unconsolidated entities includes our allocation of earnings or losses from our investments in FreshRealm and Don Memo. For the year ended October 31, 2019 and 2018, we recognized $0.1 million and $0.2 million of income related to Don Memo. For the year ended October 31, 2019 and 2018, we recognized $14.1 million of losses and $12.0 million of losses related to FreshRealm. While we are unable to determine with certainty the future operating results of FreshRealm and future non-Calavo investments, if any, we anticipate recording additional non-cash losses from FreshRealm during fiscal 2020. See Note 16 in our consolidated financial statements for more information.

Interest Income

	2019	Change	2018	Change	2017
	(Dollars in thousands)
Interest income	$2,675	741.2%	$318	1,225.0%	$24
Percentage of net sales	0.2%		—%		—%

The increase in interest income in fiscal 2019 as compared to 2018 is primarily due to the loans to FreshRealm in fiscal 2019. The increase in interest income in fiscal 2018 as compared to 2017 is primarily due to the loans to

FreshRealm in fiscal 2018. See the related party footnote in our consolidated financial statements for further information.

Interest Expense

	2019	Change	2018	Change	2017
	(Dollars in thousands)
Interest expense	$948	14.1%	$831	(18.8)%	$1,023
Percentage of net sales	0.1%		0.1%		0.1%

Interest expense is primarily generated from our line of credit borrowings with Farm Credit West, PCA (FCW) and Bank of America, N.A. (Bank of America). For fiscal 2019, as compared to fiscal 2018, the increase in interest expense was primarily related to higher LIBOR interest rates, offset by a lower average debt balance. For fiscal 2018, as compared to fiscal 2017, the decrease in interest expense was primarily related to lower average debt balance, offset by higher LIBOR interest rates.

Other Income, Net

	2019	Change	2018	Change	2017
	(Dollars in thousands)
Other income, net	$499	(10.7)%	$559	16.7%	$479
Percentage of net sales	0.0%		0.1%		0.0%

Other income, net includes dividend income, as well as certain other transactions that are outside of the normal course of operations. During fiscal 2019, 2018 and 2017, we received $0.5 million, $0.4 million and $0.4 million as dividend income from Limoneira.

Provision for Income Taxes

	2019	Change	2018	Change	2017
	(Dollars in thousands)
Provision for income taxes	$12,882	1.3%	$12,719	(37.8)%	$20,450
Effective tax rate	26.0%		28.4%		36.3%

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

In the prior fiscal period 2018, the most significant impacts included: lowering of the U.S. federal corporate income tax rate; remeasuring certain net deferred tax assets and liabilities; and requiring the transition tax on the deemed repatriation of certain foreign earnings. In the first quarter of fiscal 2018, we recorded $1.7 million in one-time, non-cash charges related to the revaluation of our net deferred tax assets (approximately $1.4 million) and the transition tax on the deemed repatriation of foreign earnings (approximately $0.3 million). In addition, we recorded an income tax benefit of approximately $0.4 million for the first quarters of fiscal 2018, pursuant to ASU 2016-09, Improvements to Employee Share-based Payment Accounting.  Based on the Tax Act and a change accelerating certain tax deductions on our 2017 federal tax return, we recorded $0.8 million of a tax benefit as a discrete item during our third fiscal quarter of 2018.  Many of these one-time charges did not recur in 2019.

Additionally, we recorded approximately $0.2 million of tax expense related to return to provision differences upon the filing of the 2018 and 2017 tax returns during our third quarter of fiscal quarters of 2019 and 2018.

Net loss (income) attributable to noncontrolling interest

	2019	Change	2018	Change	2017
	(Dollars in thousands)
Net loss (income) attributable to noncontrolling interest	$60	(77.7)%	$269	598.1%	$(54)
Percentage of net sales	0.0%		0.0%		0.0%

For fiscal years 2019 and 2018, the net losses attributable to noncontrolling interest is due to losses from Avocados de Jalisco.

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2019. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with our audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results.

	Three months ended
	Oct. 31, 2019	July 31, 2019	Apr. 30, 2019	Jan. 31, 2019	Oct. 31, 2018	July 31, 2018	Apr. 30, 2018	Jan. 31, 2018
	(in thousands, except per share amounts)
Statement of Income Data
Net sales	$292,176	$359,333	$286,236	$258,032	$280,005	$296,419	$264,405	$247,928
Cost of sales	267,543	323,558	249,399	227,195	257,738	263,349	232,436	221,618
Gross profit	24,633	35,775	36,837	30,837	22,267	33,070	31,969	26,310
Gain on sale of Temecula packinghouse	75	75	1,927	-	-	-	-	-
Selling, general and administrative	14,885	14,295	15,657	14,276	14,796	13,893	12,875	15,517
Operating income	9,823	21,555	23,107	16,561	7,471	19,177	19,094	10,793
Gains (losses) on Limoneira shares	(1,460)	(5,116)	1,359	(4,505)	-	-	-	-
Other income (expense), net	741	708	521	256	(131)	271	11	(105)
Income before provision for income taxes and income (loss) from unconsol. entities	9,104	17,147	24,987	12,312	7,340	19,448	19,105	10,688
Provision for income taxes	1,789	3,987	5,573	1,533	250	3,403	4,764	4,302
Income (loss) from unconsolidated entities	(2,138)	(2,510)	(3,136)	(6,298)	(8,451)	(3,677)	(325)	603
Net income	5,177	10,650	16,278	4,481	(1,361)	12,368	14,016	6,989
Add: Net (inc) loss-noncontrolling int.	34	(47)	67	6	31	(18)	106	150
Net income (loss) -Calavo Growers, Inc	$5,211	$10,603	$16,345	$4,487	$(1,330)	$12,350	$14,122	$7,139
Basic	$0.30	$0.61	$0.93	$0.26	$(0.08)	$0.71	$0.81	$0.41
Diluted	$0.30	$0.60	$0.93	$0.26	$(0.08)	$0.70	$0.80	$0.41
Number of shares used in per share computation:
Basic	17,525	17,525	17,530	17,500	17,482	17,481	17,481	17,446
Diluted	17,604	17,605	17,609	17,558	17,581	17,581	17,580	17,525

Liquidity and Capital Resources

Operating activities for fiscal 2019, 2018 and 2017 provided cash flows of $72.1 million, $48.4 million and $62.1 million. Fiscal year 2019 operating cash flows reflect our net income of $36.6 million, net increase of noncash charges (depreciation and amortization, income/(loss) from unconsolidated entities, provision for losses on accounts receivable, deferred income taxes, loss on disposal of fixed assets, net losses on Limoneira stock, and stock compensation expense) of $37.8 million and a net decrease from changes in the non-cash components of our working capital accounts of approximately $2.3 million.

Fiscal year 2019 decreases in operating cash flows, caused by working capital changes, includes an increase in other assets of $5.0 million, an increase in prepaid expenses and other current assets of $2.5 million, an increase in inventory of $1.8 million, an increase in advances to suppliers of $1.0 million, and a decrease in payable to growers of $0.5 million, partially offset by, an increase in trade accounts payable, accrued expenses, and other long-term liabilities of $4.2 million, a decrease in accounts receivable of $2.7 million, an increase in deferred rent of $1.0 million and a decrease in income tax receivable of $0.7 million.

The increase in other assets is due to an increase in Mexican IVA tax receivable (see Note 15 to our consolidated condensed financial statements). The increase in our inventory balance is primarily related to an increase in the volume of avocado pounds on hand at October 31, 2019 as compared to the same prior year period, as well as increased RFG raw material inventories as a greater percentage of production moves to in-house facilities. The increase in advances to suppliers is mainly due to an increase in advances to our tomato growers in fiscal 2019 compared to fiscal 2018. The decrease in payable to our growers primarily reflects a decrease in our Peruvian avocado grower payable due to an earlier end to the Peruvian season in 2019 compared to 2018. The increase in accounts payable and accrued expenses is primarily related to an increase in our payables related to RFG, as well as higher accrued bonuses. The decrease in our accounts receivable, as of October 31, 2019 when compared to October 31, 2018, primarily reflects an improvement in days of sales outstanding in October 2019, as compared to October 2018.

Cash used in investing activities was $31.9 million, $30.2 million and $53.7 million for fiscal years 2019, 2018, and 2017. Fiscal year 2019 cash flows used in investing activities include notes to FreshRealm of $23.8 million, and property, plant and equipment purchases of $16.7 million, partially offset by proceeds received on the sale of the Temecula packinghouse of $7.1 million, by proceeds received on the sales of Limoneira stock of $1.2 million and proceeds received from the repayment of the San Rafael note of $0.4 million.

Cash used in financing activities was $33.8 million, $23.3 million and $15.7 million for fiscal years 2019, 2018 and 2017. Cash used during fiscal year 2019 primarily relates to the payment of our $17.6 million dividend, payments on our credit facilities totaling $15.0 million, the payment of minimum withholding taxes on net share settlement of equity awards of $1.0 million and payments on long-term debt.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of October 31, 2019 and 2018 totaled $8.0 million and $1.5 million. Our working capital at October 31, 2019 was $36.9 million, compared to $29.6 million at October 31, 2018.

We believe that cash flows from operations and the available Credit Facility will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for at least the next twelve months. We will continue to evaluate grower recruitment opportunities, expanded relationships with retail and club customers, and exclusivity arrangements with food service companies to fuel growth in each of our business segments. We have a revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West, as joint lead arranger. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under this agreement is $80 million, and will expire in June 2021. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our line of credit the weighted-average interest rate was 3.8% and 3.4% at October 31, 2019 and 2018. Under this credit facility, there was nothing outstanding as of October 31, 2019 and we had $15.0 million outstanding as of October 31, 2018.

This Credit Facility contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all such covenants at October 31, 2019.

The following table summarizes contractual obligations pursuant to which we are required to make cash payments. The information is presented as of our fiscal year ended October 31, 2019:

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (including interest)	$7,340	$907	$1,823	$1,448	$3,162
Defined benefit plan	119	34	68	17	—
Operating lease commitments	87,476	8,627	15,856	15,359	47,634
Total	$94,935	$9,568	$17,747	$16,824	$50,796

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

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued an ASU, which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The Company adopted this new standard at the beginning of fiscal 2019. With the adoption of this new standard, we reclassed unrealized gains of $12.1 million in accumulated other comprehensive income to retained earnings as of November 1, 2018. Additionally, for the year ended October 31, 2019, we sold 51,271 shares of Limoneira stock and recorded a loss of $0.1 million in our consolidated statements of income. Limoneira’s stock price at October 31, 2019, and October 31, 2018 equaled $18.92 per share, and $24.65 per share. Our remaining shares of Limoneira stock, totaling 1,677,299, were revalued to $18.92 per share at October 31, 2019 and, as a result, we recorded a loss of $9.6 million for the year ended October 31, 2019 in our consolidated condensed statements of income.

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

In June 2018, the FASB issued an ASU, Improvements to Nonemployee Share-Based Payment Accounting. The FASB is issuing this update to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU will be effective for us beginning the first day of our 2020 fiscal year. We do not expect that the adoption of this ASU to have an impact on our financial statements.

In February 2018, the FASB issued an ASU, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which amends Accounting Standards Codification ("ASC") 220, Income Statement — Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, (the "Act"). In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. This ASU is effective for us the first day of our 2020 fiscal year. We do not expect that the adoption of this ASU to have an impact on our financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the guidance, ASU 2018-19 in November 2018 and ASU 2019-05 in May 2019 including codification improvements to Topic 326 in ASU 2019-04. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-05 provides entities that have certain instruments with an option to irrevocably elect the fair value option. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU will be effective for us beginning the first day of our 2021 fiscal year. Early adoption is permitted. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In February 2016, the FASB issued an ASU, Leases, which requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset (ROU) and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This ASU will be effective for us beginning the first day of our 2020 fiscal year.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. We expect to elect all of the new standard’s available transition practical expedients.

We will elect the alternative modified retrospective approach, applying ASC 840 to all comparative periods, including disclosures, and recognize the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of the effective date. Upon adoption, the most significant effects are expected to relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our operating leases, which is expected to be between $60 million and $70 million at the beginning of fiscal 2020; and (2) providing significant new disclosures about our leasing activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2019.

(All amounts in thousands)	Expected maturity date October 31,
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$7,973	$—	$—	$—	$—	$—	$7,973	$7,973
Accounts receivable (1)	63,423	—	—	—	—	—	63,423	63,423
Notes receivable from FreshRealm (2)	—	—	35,241	—	—	—	—	35,241

Liabilities
Payable to growers (1)	$13,463	$—	$—	$—	$—	$—	$13,463	$13,463
Accounts payable (1)	17,421	—	—	—	—	—	17,421	17,421
Current borrowings pursuant to credit facilities (1)	—	—	—	—	—	—	—	—
Fixed-rate long-term obligations (3)	762	803	795	749	527	2,538	6,174	6,249

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.
(2)	The notes to FreshRealm, as of October 31, 2019, bear interest at the rate of 10% annually, with monthly interest payments scheduled to begin on October 31, 2020. This first interest payment would represent interest due for the month of October 2020 only, with similar monthly payments scheduled to follow afterwards. The due date of the notes is November 1, 2021, with the Company having the option of up to two, one-year extensions (i.e. first to November 1, 2022, then to November 1, 2023).
(3)	Fixed-rate long-term obligations bear interest rates ranging from 3.5% to 3.6% with a weighted-average interest rate of 3.6%. We project the impact of an increase or decrease in interest rates of 100 basis points would result in a change of fair value of approximately $310,000.

We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Management does, however, evaluate this opportunity from time to time. Total foreign currency translation losses for fiscal years 2019, 2018, and 2017, net of gains, were $0.3 million, $0.8 million and $0.3 million.

Item 8. Financial Statements and Supplementary Data

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$7,973	$1,520
Accounts receivable, net of allowances of $3,366 (2019) $3,227 (2018)	63,423	66,143
Inventories, net	36,889	35,044
Prepaid expenses and other current assets	9,027	16,727
Advances to suppliers	7,338	5,555
Income taxes receivable	2,865	3,521
Total current assets	127,515	128,510
Property, plant, and equipment, net	132,098	122,143
Investment in Limoneira Company	31,734	42,609
Investments in unconsolidated entities	10,722	24,805
Deferred income taxes	3,447	4,377
Goodwill	18,262	18,262
Notes receivable from FreshRealm	35,241	—
Other assets	31,341	27,030
	$390,360	$367,736
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$13,463	$14,001
Trade accounts payable	17,421	13,735
Accrued expenses	39,629	38,521
Short-term borrowings	—	15,000
Dividend payable	19,354	17,568
Current portion of long-term obligations	762	118
Total current liabilities	90,629	98,943
Long-term liabilities:
Long-term obligations, less current portion	5,412	314
Deferred rent	3,681	2,678
Other long-term liabilities	4,769	842
Total long-term liabilities	13,862	3,834
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,595 (2019) and 17,567 (2018) shares issued and outstanding)	18	18
Additional paid-in capital	161,606	157,928
Accumulated other comprehensive income	—	12,141
Noncontrolling interest	1,688	1,748
Retained earnings	122,557	93,124
Total shareholders' equity	285,869	264,959
	$390,360	$367,736

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended October 31,

	2019	2018	2017

Net sales	$1,195,777	$1,088,758	$1,075,565
Cost of sales	1,067,695	975,142	961,021
Gross profit	128,082	113,616	114,544
Selling, general and administrative	59,113	57,081	56,651
Gain on sale of Temecula packinghouse	2,077	—	—
Operating income	71,046	56,535	57,893
Interest income	2,675	318	24
Interest expense	(948)	(831)	(1,023)
Other income, net	499	559	479
Unrealized and realized net loss on Limoneira shares	(9,722)	—	—
Income before provision for income taxes and loss from unconsolidated entities	63,550	56,581	57,373
Provision for income taxes	12,882	12,719	20,450
Net income (loss) from unconsolidated entities	(14,082)	(11,850)	401
Net income	36,586	32,012	37,324
Less: Net loss (income) attributable to noncontrolling interest	60	269	(54)
Net income attributable to Calavo Growers, Inc.	$36,646	$32,281	$37,270

Calavo Growers, Inc.’s net income per share:
Basic	$2.09	$1.85	$2.14
Diluted	$2.08	$1.84	$2.13

Number of shares used in per share computation:
Basic	17,519	17,477	17,416
Diluted	17,593	17,568	17,514

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended
	October 31,
	2019	2018	2017
Net income	$36,586	$32,012	$37,324
Other comprehensive income, before tax:
Unrealized investment gains	—	2,247	6,327
Income tax expense related to items of other comprehensive income	—	(540)	(2,437)
Other comprehensive income, net of tax	—	1,707	3,890
Comprehensive income	36,586	33,719	41,214
Less: Net loss (income) attributable to noncontrolling interest	60	269	(54)
Comprehensive income – Calavo Growers, Inc.	$36,646	$33,988	$41,160

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Interest		Total

Balance, October 31, 2016	17,440	17	149,748	6,544	57,798	962	215,069
Exercise of stock options and income tax benefit	2	—	404	—	—	—	404
Stock compensation expense	—	—	3,148	—	—	—	3,148
Restricted stock issued	91	1	1,172	—	—	—	1,173
Unrealized gain on Limoneira investment, net	—	—	—	3,890	—	—	3,890
Dividend declared to shareholders	—	—	—	—	(16,657)	—	(16,657)
Salsa Lisa contingent consideration adjustment	—	—	(229)	—	—	—	(229)
Avocados de Jalisco noncontrolling interest	—	—	—	—	—	54	54
Net income attributable to Calavo Growers, Inc	—	—	—	—	37,270	—	37,270
Balance, October 31, 2017	17,533	18	154,243	10,434	78,411	1,016	244,122
Exercise of stock options and income tax benefit	3	—	53	—	—	—	53
Stock compensation expense	—	—	3,742	—	—	—	3,742
Restricted stock issued	31	—	891	—	—	—	891
Unrealized gain on Limoneira investment, net	—	—	—	1,707	—	—	1,707
Dividend declared to shareholders	—	—	—	—	(17,568)	—	(17,568)
Noncash transfer of noncontrolling interest	—	—	(1,001)	—	—	1,001	—
Avocados de Jalisco noncontrolling interest	—	—	—	—	—	(269)	(269)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	32,281	—	32,281
Balance, October 31, 2018	17,567	18	157,928	12,141	93,124	1,748	264,959
Exercise of stock options and income tax benefit	4	—	85	—	—	—	85
Stock compensation expense	—	—	3,593	—	—	—	3,593
Restricted stock issued	24	—	—	—	—	—	—
Unrealized gains on Limoneira investment reclassed to retained earnings	—	—	—	(12,141)	12,141	—	—
Dividend declared to shareholders	—	—	—	—	(19,354)	—	(19,354)
Avocados de Jalisco noncontrolling interest	—	—	—	—	—	(60)	(60)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	36,646	—	36,646
Balance, October 31, 2019	17,595	$18	$161,606	$—	$122,557	$1,688	$285,869

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2019	2018	2017

Cash Flows from Operating Activities:
Net income	$36,586	$32,012	$37,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,633	13,042	10,691
Provision for losses (gains) on accounts receivable	35	(10)	1,230
Net loss from unconsolidated entities	14,082	11,851	(401)
Unrealized and realized net loss on Limoneira shares	9,722	—	—
Interest income on notes to FreshRealm	(2,435)	—	—
Stock-based compensation expense	3,593	4,633	4,320
Gain on sale of Temecula packinghouse	(2,077)	—	—
Loss on disposal of property, plant, and equipment	304	121	74
Deferred income taxes	930	4,866	2,725
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	2,685	3,617	(879)
Inventories, net	(1,845)	(4,186)	991
Prepaid expenses and other current assets	(2,508)	(729)	(1,447)
Advances to suppliers	(983)	(1,009)	79
Income taxes receivable/payable	656	(2,144)	(1,043)
Other assets	(4,991)	(3,118)	(2,362)
Payable to growers	(538)	(2,524)	(4,239)
Deferred rent	1,004	(54)	425
Trade accounts payable, accrued expenses and other long-term liabilities	4,246	(7,942)	14,652
Net cash provided by operating activities	72,099	48,426	62,140
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(16,721)	(15,004)	(44,510)
Investment in unconsolidated entities	—	(3,500)	(9,067)
Proceeds received for repayment of San Rafael note	417	436	409
Proceeds received from Limoneira stock sales	1,154	—	—
Proceeds from sale of Temecula packinghouse	7,100	—	—
Infrastructure advance to Agricola Belher	—	(3,000)	—
Notes receivables advanced to FreshRealm	(23,800)	(11,500)	—
Proceeds received for repayment of loan to FreshRealm	—	2,500	—
Investment in Agricola Don Memo	—	(136)	(500)
Net cash used in investing activities	(31,850)	(30,204)	(53,668)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(17,568)	(16,657)	(15,696)
Proceeds from revolving credit facility	212,500	278,500	163,500
Payments on revolving credit facility	(227,500)	(283,500)	(162,500)
Payments of minimum withholding taxes on net share settlement of equity awards	(1,008)	(1,587)	—
Purchase of noncontrolling interest of Salsa Lisa	—	—	(1,000)
Payments on long-term obligations	(305)	(136)	(58)
Proceeds from stock option exercises	85	53	65
Net cash used in financing activities	(33,796)	(23,327)	(15,689)
Net increase (decrease) in cash and cash equivalents	6,453	(5,105)	(7,217)
Cash and cash equivalents, beginning of period	1,520	6,625	13,842
Cash and cash equivalents, end of period	$7,973	$1,520	$6,625
Supplemental Information:
Cash paid during the year for:
Interest	$1,108	$874	$1,094
Income taxes	$10,224	$9,262	$17,011

Noncash Investing and Financing Activities:
Declared dividends payable	$19,354	$17,568	$16,657
Acquisitions of property, plant, and equipment with capital lease	$2,827	$—	$8,368
Capital lease related to Temecula packinghouse	$3,306	$—	$—
Property, plant, and equipment included in trade accounts payable and accrued expenses	$2,059	$946	$1,833
Collection for Agricola Belher Infrastructure Advance	$800	$200	$200
Unrealized investment gain	$—	$2,247	$6,326

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to valuation allowances for valuation allowances for accounts and notes receivable, goodwill, grower advances, inventories, long-lived assets, valuation of and estimated useful lives of identifiable intangible assets, stock-based compensation, promotional allowances and income taxes. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

We consider all highly liquid financial instruments purchased with an original maturity date of three months or less to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of non-trade receivables, infrastructure advances and prepaid expenses. Non-trade receivables were $5.3 million and $4.9 million at October 31, 2019 and 2018.  Included in non-trade receivables are $1.9 million and $1.5 million related to the current portion of non-CDM Mexican IVA (i.e. value-added) taxes at October 31, 2019 and 2018 (See Note 15). Infrastructure advances are discussed below. In addition, at October 31, 2018, loans of $9.0 million to FreshRealm are included in prepaid expenses and other current assets (See Note 8). Prepaid expenses totaling $3.4 million and $2.8 million at October 31, 2019 and 2018, are primarily for insurance, rent and other items.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed on a monthly weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs. Costs included in inventory primarily include the following: fruit, picking and hauling, overhead, labor, materials and freight.

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

Goodwill and Acquired Intangible Assets

Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment.  We can use a qualitative test, known as "Step 0," or a two-step quantitative method to determine whether impairment has occurred. In Step 0, we elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In fiscal 2019, 2018 and 2017, we elected to implement Step 0 and were not required to conduct the remaining two step analysis. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units.  The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.  The results of our Step 0 assessments indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the years ended October 31, 2019 and 2018.

Long-lived Assets

Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. For fiscal years 2019 and 2018, we performed our annual assessment of long-lived assets and determined that no impairment existed as of October 31, 2019 and 2018.

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

In December 2014, Calavo formed a wholly owned subsidiary Calavo Growers De Mexico, S. de R.L. de C.V. (Calavo Sub).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de C.V., (Belo) a Mexican Company owned by Agricola Belher, and Agricola Don Memo, S.A. de C.V. (Don Memo). Don Memo, a Mexican corporation formed in July 2013, is engaged in the business of owning and improving land in Jalisco, Mexico for the growing of tomatoes and other produce and the sale and distribution of tomatoes and other produce. Belo and Calavo Sub have an equal one-half ownership interest in Don Memo. Pursuant to a management service agreement, Belo, through its officers and employees, shall have day-to-day power and authority to manage the operations. In fiscal 2018, we contributed $0.1 million as investments in Don Memo. This investment contribution represent Calavo Sub’s 50% ownership in Don Memo, which is included in investment in unconsolidated entities on our balance sheet. We use the equity method to account for this investment. As of October 31, 2019 and 2018, we have an investment of $4.9 million and $4.9 million in Don Memo.

As of October 31, 2019 and 2018, we have an investment of $5.8 million and $19.9 million in FreshRealm, LLC (“FreshRealm”). We record the amount of our investment in FreshRealm in “Investment in unconsolidated entities” on our Consolidated Balance Sheets and recognize losses in FreshRealm in “Income/(loss) in unconsolidated entities” in our Consolidated Condensed Statement of Income. See Note 16 for additional information.

Effective July 31, 2018, we entered into a Note and Membership Unit Purchase Agreement (“NMUPA”) with FreshRealm, pursuant to which we agreed to provide additional financing to FreshRealm, subject to certain terms and conditions.  Pursuant to such NMUPA, we entered into a Subscription Agreement with FreshRealm, whereby we purchased $3.5 million of equity units in FreshRealm, on July 31, 2018.  As of October 31, 2018, our ownership percentage in FreshRealm was approximately 37%. In fiscal 2019, certain FreshRealm employees left the company surrendering their ownership units. This changed Calavo’s ownership percentage slightly to 38%.

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

On November 1, 2018 we adopted a new accounting standard, which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. With the adoption of this new standard, we reclassed unrealized gains of $12.1 million in accumulated other comprehensive income to retained earnings as of November 1, 2018. Additionally, for the year ended October 31, 2019, we sold 51,271 shares of Limoneira stock and recorded a loss of $0.1 million in our consolidated statements of income. Limoneira’s stock price at October 31, 2019, and October 31, 2018 equaled $18.92 per share, and $24.65 per share. Our remaining shares of Limoneira stock, totaling 1,677,299, were revalued to $18.92 per share at October 31, 2019 and, as a result, we recorded a loss of $9.6 million for the year ended October 31, 2019 in our consolidated condensed statements of income.

The estimated fair value, cost, and gross unrealized gain related to such investment was $42.6 million, $23.5 million and $19.1 million as of October 31, 2018.

Advances to Suppliers

We advance funds to third-party growers primarily in Mexico for various farming needs. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. We continuously evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance. No such allowance was required at October 31, 2019 and 2018.

Pursuant to our distribution agreement, which was amended in fiscal 2011, with Agricola Belher (Belher) of Mexico, a producer of fresh vegetables, primarily tomatoes, for export to the U.S. market, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our company, primarily our Arizona facility. In exchange, we agreed to sell and distribute such tomatoes, make advances to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. These advances will be collected through settlements by the end of each year. For fiscal 2019 and 2018, we agreed to advance $4.5 million and $4.0 million for preseason advances. As of October 31, 2019 and 2018, we have total advances of $4.5 million and $4.0 million to Belher pursuant to this agreement, which is recorded in advances to suppliers.

Similar to Belher, we make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from such tomato sales to Don Memo, net of our commission and aforementioned advances. As of October 31, 2019 and 2018, we have total advances of $3.7 million and $2.5 million to Don Memo, which is recorded in advances to suppliers, offset by tomato liabilities from the sales of tomatoes per the tomato marketing agreement.

Infrastructure Advances

Pursuant to our infrastructure agreements, we make advances to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned/controlled by Belher, as well as packing line equipment. In August 2018, we entered into an amended infrastructure agreement with Belher and advanced $3.0 million. This amount shall be paid back in annual installments of $0.6 million through June 2023, and incurs interest at Libor plus 10%. Advances prior to this amended agreement incur interest at Libor plus 3.0%. As of October 31, 2019, we have advanced a total of $2.6 million ($0.8 million included in prepaid expenses and other current assets and $1.8 million included in other long-term assets). As of October 31, 2018, we have advanced a total of $3.4 million ($0.8 million included in prepaid expenses and other current assets and $2.6 million included in other long-term assets). Belher may prepay, without penalty, all or any portion of the advances at any time. In order to secure their obligations pursuant to both agreements discussed above, Belher granted us a first-priority security interest in certain assets, including cash, inventory and fixed assets, as defined.

Accrued Expenses

Included in accrued expenses are liabilities related to the receipt of goods and/or services for which an invoice has not yet been received. These totaled approximately $18.7 million and $20.9 million for the year ended October 31, 2019 and 2018.

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

Principal vs. Agent Considerations

We frequently enter into consignment arrangements with avocado and tomato growers and packers located outside of the U.S. and growers of certain perishable products in the U.S. We evaluate whether its performance obligation is a promise to transfer services to the customer (as the principal) or to arrange for services to be provided by another party (as the agent) using a control model. This evaluation determined that the Company is in control of establishing the transaction price, managing all aspects of the shipments process and taking the risk of loss for delivery, collection, and returns. Based on the Company’s evaluation of the control model, it determined that all of the Company’s major businesses act as the principal rather than the agent within their revenue arrangements and such revenues are reported on a gross basis.

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

The adoption of ASC 606 did not have an impact on our consolidated results of operations for the year ended October 31, 2019.

Customers

We sell to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesale customers. Our top ten customers accounted for approximately 59%, 59% and 59% of our consolidated net sales in fiscal years 2019, 2018 and 2017. Sales to our largest customer, Kroger (including its affiliates), represented approximately 21%, 20%, and 19% of net sales in each of fiscal years 2019, 2018, and 2017. Additionally, Wal-Mart (including its affiliates) represented approximately 13% and 10% of net sales in fiscal years 2019 and 2018. No other single customer accounted for more than 10% of our net sales in any of the last three fiscal years.

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

Notes receivable from FreshRealm

As of October 31, 2019, and October 31, 2018, we had notes receivable (including interest) from FreshRealm totaling $35.2 million and $9.0 million. At October 31, 2018, notes receivable from FreshRealm of $9.0 million was included in prepaids and other current assets. The notes to FreshRealm, as of October 31, 2019, bear interest at the rate of 10% annually, with monthly interest payments scheduled to begin on October 31, 2020. This first interest payment would represent interest due for the month of October 2020 only, with similar monthly payments scheduled to follow afterwards. The due date of the notes is November 1, 2021, with the Company having the option of up to two, one-year extensions (i.e. first to November 1, 2022, then to November 1, 2023). At October 31, 2019, we have a receivable of $2.4 million related to interest that we have recorded within Note receivables to FreshRealm on the balance sheet. We assess the collectability of these notes from FreshRealm based on their financial results and, primarily, their cash projections. We have concluded no reserve is necessary as of October 31, 2019. See Notes 8 and 16 in our consolidated financial statements for further information.

Consignment Arrangements

We frequently enter into consignment arrangements with avocado and tomato growers and packers located outside of the U.S. and growers of certain perishable products in the U.S. Although we generally do not take legal title to these avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. Amounts recorded for each of the fiscal years ended October 31, 2019, 2018 and 2017 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2019	2018	2017

Sales	$64,510	$43,490	$25,891
Cost of Sales	57,061	38,186	22,784
Gross Profit	$7,449	$5,304	$3,107

Advertising Expense

Advertising costs are expensed when incurred and are generally included as a component of selling, general and administrative expense. Such costs were approximately $0.3 million, $0.2 million and $0.1 million for fiscal years 2019, 2018, and 2017.

Research and Development

Research and development costs are expensed as incurred and are generally included as a component of selling, general and administrative expense. Total research and development costs for fiscal years 2019, 2018 and 2017 were less than $0.1 million.

Other Income

Included in other income is dividend income totaling $0.6 million for fiscal year 2019. Dividend income totaled $0.6 million and $0.5 million for fiscal years 2018 and 2017. See Note 8 for related party disclosure related to other income.

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

Basic and diluted net income per share is calculated as follows (U.S. dollars in thousands, except per share data):

	Year ended October 31,
	2019	2018	2017
Numerator:
Net Income attributable to Calavo Growers, Inc.	$36,646	$32,281	$37,270
Denominator:
Weighted average shares - Basic	17,519	17,477	17,416
Effect on dilutive securities – Restricted stock/options	74	91	98
Weighted average shares - Diluted	17,593	17,568	17,514
Net income per share attributable to Calavo Growers, Inc:
Basic	$2.09	$1.85	$2.14
Diluted	$2.08	$1.84	$2.13

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

For the years ended October 31, 2019, 2018 and 2017, we recognized compensation expense of $3.6 million, $4.6 million, and $4.3 million related to stock-based compensation (See Note 12). The value of the stock-based compensation was determined from quoted market prices at the date of the grant.

Foreign Currency Translation and Remeasurement

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries is the United States dollar. As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements are included in income. Gains and losses resulting from foreign currency transactions are also recognized currently in income. Total foreign currency translation losses for fiscal 2019, 2018 and 2017, net of gains, were $0.3 million, $0.8 million, and $0.3 million.

Fair Value of Financial Instruments

We believe that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets. Due to current market rates, we believe that our fixed-rate long-term obligations have nearly the same fair value and carrying value of approximately $6.2 million and $0.4 million as of October 31, 2019 and 2018.

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

In June 2018, the FASB issued an ASU, Improvements to Nonemployee Share-Based Payment Accounting. The FASB is issuing this update to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU will be effective for us beginning the first day of our 2020 fiscal year. We do not expect that the adoption of this ASU to have an impact on our financial statements.

In February 2018, the FASB issued an ASU, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which amends Accounting Standards Codification ("ASC") 220, Income Statement — Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, (the "Act"). In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. This ASU is effective for us the first day of our 2020 fiscal year. We do not expect that the adoption of this ASU to have an impact on our financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the guidance, ASU 2018-19 in November 2018 and ASU 2019-05 in May 2019 including codification improvements to Topic 326 in ASU 2019-04. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-05 provides entities that have certain instruments with an option to irrevocably elect the fair value option. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU will be effective for us beginning the first day of our 2021 fiscal year. Early adoption is permitted. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

In February 2016, the FASB issued an ASU, Leases, which requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset (ROU) and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. This ASU will be effective for us beginning the first day of our 2020 fiscal year.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. We expect to elect all of the new standard’s available transition practical expedients.

We will elect the alternative modified retrospective approach, applying ASC 840 to all comparative periods, including disclosures, and recognize the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of the effective date. Upon adoption, the most significant effects are expected to relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our operating leases, which is expected to be between $60 million and $70 million at the beginning of fiscal 2020; and (2) providing significant new disclosures about our leasing activities.

Comprehensive Income

Comprehensive income is defined as all changes in a company's net assets, except changes resulting from transactions with shareholders. For the fiscal year ended October 31, 2018, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $1.7 million, net of income taxes. Limoneira’s stock price at October 31, 2018 equaled $24.65 per share. For the fiscal year ended October 31, 2017, other comprehensive income includes the unrealized gain on our Limoneira investment totaling $3.9 million, net of income taxes. Limoneira’s stock price at October 31, 2017 equaled $23.35 per share.

In January 2016, the FASB issued an ASU, which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The Company adopted this new standard at the beginning of fiscal 2019. Limoneira’s stock price at October 31, 2019, and October 31, 2018 equaled $18.92 per share, and $24.65 per share. Our shares of Limoneira stock, totaling 1,677,299, were revalued to $18.92 per share at October 31, 2019 and, as a result, we recorded a loss of $9.6 million for the year ended October 31, 2019 in our consolidated condensed statements of income.

Noncontrolling Interest

The following tables reconcile shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Year ended	Year ended
Avocados de Jalisco noncontrolling interest	October 31, 2019	October 31, 2018

Noncontrolling interest, beginning	$1,748	$1,016
Noncash transfer of noncontrolling interest	—	1,001
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(60)	(269)
Noncontrolling interest, ending	$1,688	$1,748

3. Inventories

Inventories consist of the following (in thousands):

	October 31,
	2019	2018

Fresh fruit	$15,874	$12,902
Packing supplies and ingredients	11,370	10,889
Finished prepared foods	9,645	11,253
	$36,889	$35,044

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

The assessment of the recoverability of inventories and the amounts of any write-downs are based on currently available information and assumptions about future demand and market conditions. Demand for processed avocado products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than our projections. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required. No adjustment was necessary as of October 31, 2019 and 2018.

4. Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2019	2018

Land	$11,008	$11,569
Buildings and improvements	45,614	44,828
Leasehold improvements	26,267	26,004
Equipment	99,237	89,451
Information systems - hardware and software	10,822	10,752
Construction in progress	10,351	5,867
	203,299	188,471
Less accumulated depreciation and amortization	(71,201)	(66,328)
	$132,098	$122,143

Depreciation expense was $13.0 million, $11.9 million and $9.5 million for fiscal years 2019, 2018, and 2017, of which $0.4 million, $0.3 million and $0.5 million was related to depreciation on capital leases for fiscal year 2019, 2018, and 2017.

Property, plant, and equipment include various capital leases which total $7.5 million and $3.4 million, less accumulated depreciation of $1.1 million and $3.3 million as of October 31, 2019 and 2018.

5. Other Assets

Other assets consist of the following (in thousands):

	October 31,	October 31,
	2019	2018
Mexican IVA (i.e. value-added) taxes receivable (see note 15)	$27,592	$21,859
Infrastructure advance to Agricola Belher	1,800	2,600
Intangibles, net	435	1,109
Other	1,514	1,462
	$31,341	$27,030

The intangible assets consist of the following (in thousands):

		October 31, 2019			October 31, 2018
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	—	$7,640	$(7,640)	$—	$7,640	$(7,106)	$534
Trade names	—	2,760	(2,760)	—	2,760	(2,672)	88
Trade secrets/recipes	9.3 years	630	(470)	160	630	(418)	212
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$11,305	$(10,870)	$435	$11,305	$(10,196)	$1,109

We recorded amortization expense of approximately $0.7 million, $1.1 million, and $1.2 million for fiscal years 2019, 2018, and 2017. We anticipate recording amortization expense of approximately $0.1 million for each fiscal years 2020 through 2023.

6. Revolving Credit Facilities

In June 2016, we entered into a new Credit Agreement with Bank of America, N.A. (Bank of America) as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West (FCW), as joint lead arranger. The Credit Agreement provides for a five-year, $80 million syndicated senior unsecured revolving credit facility maturing on June 14, 2021 (the Credit Facility). For our line of credit the weighted-average interest rate was 3.8% and 3.4% at October 31, 2019 and 2018. Under this credit facility, there was nothing outstanding as of October 31, 2019 and we had $15.0 million outstanding as of October 31, 2018.

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

The Credit Facility contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all such covenants at October 31, 2019 and 2018.

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

7. Commitments and Contingencies

Commitments and guarantees

We lease facilities and certain equipment under non-cancelable leases expiring at various dates through 2031. We are committed to make minimum cash payments under these agreements as of October 31, 2019, as follows (in thousands):

2020	$9,534
2021	9,007
2022	8,672
2023	8,603
2024	8,203
Thereafter	50,796
$94,815

Total rent expense amounted to approximately $10.7 million, $6.4 million and $6.0 million for the years ended October 31, 2019, 2018, and 2017 Rent to Limoneira, for our corporate office, amounted to approximately $0.3 million for fiscal years 2019, 2018, and 2017.

In April 2019, we sold our Temecula, California packinghouse for $7.1 million in cash and, concurrently, leased back a portion of the facility representing approximately one-third of the total square footage.  In connection with the capital lease we capitalized $3.2 million as a capital lease in property, plant and equipment and recorded a lease liability of $3.2 million ($0.1 million in current portion and $3.1 million in long term debt).

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

Mexico tax audits

We conduct business both domestically and internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions.  Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in Mexico and the United States.  During our third quarter of fiscal 2016, our wholly owned subsidiary, Calavo de Mexico (CDM), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (MFM) containing preliminary observations related to a 2011 tax audit of such subsidiary. MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (IVA).  During the period from our fourth fiscal quarter of 2016 through our first fiscal quarter of 2019, we attempted to resolve our case with the MFM through working meetings attended by representatives of the MFM, CDM and PRODECON (Local Tax Ombudsman). However, we were unable to materially resolve our case with the MFM through the PRODECON process.

As a result, in April 2019, the MFM issued a final tax assessment to CDM (“the 2011 Assessment”) totaling approximately $2.2 billion Mexican pesos (approx. $114.4 million USD at October 31, 2019) related to Income Tax, Flat Rate Business Tax and Value Added Tax, corresponding to the fiscal 2011 tax audit. We have consulted with an internationally recognized tax advisor and continue to believe this tax assessment is without merit. Therefore, we filed an administrative appeal challenging the MFM’s fiscal 2011 assessment on June 12, 2019. The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities, forcing the legal office within the MFM to rule on the matter. This process preserves the taxpayer’s right to litigate in tax court if the administrative appeal process ends without a favorable or just resolution. Furthermore, in August 2018, we received a favorable ruling from Mexico's Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) central legal department in Mexico City on another tax matter (see Note 15 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2011 Assessment. We believe this recent ruling undermines the Assessment we received in April 2019. We believe we have the legal arguments and documentation to sustain the positions challenged by the MFM.

Additionally, we also received notice from the SAT, that CDM is currently under examination related to fiscal year 2013. In January 2017, we received preliminary observations from SAT outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers, and VAT. We provided a written rebuttal to these preliminary observations during our second fiscal quarter of 2017. During the period from our third fiscal quarter of 2017 through our third fiscal quarter of 2018, we attempted to resolve our case with the SAT through working meetings attended by representatives of the SAT, CDM and the PRODECON. However, we were unable to materially resolve our case with the SAT through the PRODECON process.

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (approx. $135.1 million USD at October 31, 2019) related to Income Tax, Flat Rate Business Tax, and Value Added Tax, corresponding to the fiscal 2013 tax audit.  Additionally, the tax authorities have determined that we owe an employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $6.1 million USD at October 31, 2019).

We have consulted with both an internationally recognized tax advisor, as well as a global law firm with offices throughout Mexico, and we continue to believe that this tax assessment is without merit. In August 2018, we filed an administrative appeal on the 2013 Assessment. CDM has appealed our case to the SAT’s central legal department in Mexico City.  Furthermore, and as noted in the preceding paragraphs, in August 2018, we received a favorable ruling from the SAT’s central legal department in Mexico City on another tax matter (see Note 15 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2013 Assessment. We believe this recent ruling significantly undermines the 2013 Assessment we received in July 2018. We believe we have the legal arguments and documentation to sustain the positions challenged by the SAT.

We continue to believe that the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial position, results of operations and cash flows. No amounts have been accrued in the accompanying financial statements related to these Mexico tax audits.

8. Related-Party Transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the years ended October 31, 2019, 2018, and 2017, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $11.9 million, $11.2 million and $19.8 million. We did not have any amounts due to Board members as of October 31, 2019 and 2018.

During fiscal years 2019, 2018, and 2017, we received $0.5 million, $0.4 million and $0.4 million as dividend income from Limoneira. In addition, we lease office space from Limoneira for our corporate office. Rent to Limoneira amounted to approximately $0.3 million for fiscal years 2019, 2018, and 2017. Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company. We have less than 10% ownership interest in Limoneira. Additionally, our Chief Executive Officer was a member of the Limoneira Board of Directors. In December 2018, our Chief Executive Officer retired from Limoneira’s Board of Directors.

We currently have a member of our Board of Directors who also serves as a partner in the law firm of TroyGould PC, which frequently represents Calavo as legal counsel. During the years ended October 31, 2019, 2018, and 2017, Calavo Growers, Inc. paid fees totaling approximately $0.4 million, $0.2 million and $0.2 million to TroyGould PC.

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

In January 2016, our unconsolidated subsidiary, Don Memo, entered into a loan agreement in the amount of $4.5 million with Bank of America, N.A. (BoA) proceeds of which were used by Don Memo to repay debt owed to Calavo. Also in January 2016, Calavo and BoA, entered into a Continuing and Unconditional Guaranty Agreement (the Guaranty). Under the terms of the Guaranty, Calavo unconditionally guarantees and promises to pay Bank of America any and all Indebtedness, as defined therein, of our unconsolidated subsidiary Don Memo to BoA. Belo has also entered into a similar guarantee with BoA. In December 2018, Don Memo received third party financing, repaid its loan to Bank of America and therefore, Calavo is no longer a guarantor for Don Memo’s indebtedness.

As of October 31, 2019, 2018 and 2017, we have an investment of $4.9 million, $4.9 million and $4.6 million, representing Calavo Sub’s 50% ownership in Don Memo, which is included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. In September 2018, we contributed $0.2 million, of which $0.1 million was a short-term loan, and $0.1 million was an additional investment. As of October 31, 2019, 2018 and 2017, we had outstanding advances of $3.7 million, $2.5 million and $1.6 million to Don Memo. During the year ended October 31, 2019, 2018 and 2017 we purchased $14.1 million, $11.1 million and $8.9 million of tomatoes from Don Memo pursuant to our consignment agreement.

We had grower advances due from Belher of $4.5 million, $4.0 million and $4.0 million as of October 31, 2019, 2018 and 2017. In August 2018, we entered into an amended infrastructure agreement with Belher and advanced $3.0 million. This amount shall be paid back annually at $0.6 million through June 2023, and incur interest of Libor plus 10%. We had infrastructure advances due from Belher of $2.6 million, $3.4 million and $0.6 million as of October 31, 2019, 2018 and 2017. Of these infrastructure advances $0.8 million was recorded as receivable in prepaid and other current assets and $1.8 million is included in other assets. During the year ended October 31, 2019, 2018 and 2017, we purchased $19.5 million, $14.1 million, and $13.9 million of tomatoes from Belher pursuant to our consignment agreement.

In August 2015, we entered into Shareholder’s Agreement with various partners which created Avocados de Jalisco, S.A.P.I. de C.V. Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. This entity is approximately 83% owned by Calavo and is consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico and such packinghouse began operations in June of 2017. As of October 31, 2019, we have made an insignificant amount of preseason advances to various partners of Avocados de Jalisco. As of October 31, 2018 and 2017, we have made preseason advances of approximately $0.1 million to various partners of Avocados de Jalisco. During the year ended October 31, 2019, 2018 and 2017, we purchased approximately $2.5 million, $1.8 million and $1.9 million of avocados from the partners of Avocados de Jalisco. In January 2018, we transferred $1.0 million of interest to the Avocados de Jalisco noncontrolling members.

As of October 31, 2019 and 2018, we have an equity investment of $5.8 million and $19.9 million in FreshRealm, LLC (“FreshRealm”). We record the amount of our investment in FreshRealm in “Investment in unconsolidated entities” on our Consolidated Condensed Balance Sheets and recognize losses in FreshRealm in “Income/(loss) in unconsolidated entities” in our Consolidated Condensed Statement of Income. See Note 16 for additional information. As of October 31, 2018, our ownership percentage in FreshRealm was approximately 37%. In fiscal 2019, certain FreshRealm employees left the company surrendering their ownership units, as a result, this increased our ownership percentage in FreshRealm slightly to approximately 38%.

Effective July 31, 2018, we entered into a Note and Membership Unit Purchase Agreement (“NMUPA”) with FreshRealm, pursuant to which we agreed to provide additional financing to FreshRealm, subject to certain terms and conditions. Pursuant to the NMUPA, we entered into a $12 million Senior Promissory Note and corresponding Security Agreement with FreshRealm, effective August 10, 2018. We funded $9 million of this loan commitment during the fourth quarter of fiscal 2018 and funded the remaining loan commitment amount of $3 million during the first quarter of fiscal 2019.  During the second quarter of fiscal 2019, we amended the note related to this loan, due October 31, 2019, and, among other things, included a provision whereby we had the option to extend repayment of this note to November 1, 2020.

During our first quarter of fiscal 2019, we loaned FreshRealm $7.5 million in unsecured notes receivable. During our second quarter of fiscal 2019, we loaned an additional $4.2 million on an unsecured basis to FreshRealm under similar terms. During our third quarter of fiscal 2019, we loaned an additional $5.4 million on an unsecured basis to FreshRealm under similar terms. During our fourth quarter of fiscal 2019, we loaned an additional $3.7 million to FreshRealm for a total outstanding principal amount of $32.8 million, not including accrued interest. At such time, we entered into an agreement with FreshRealm wherein all of the outstanding loan amount owed by Fresh Realm to us would be secured in the assets of FreshRealm.

As of October 31, 2019, we have $35.2 million in note receivables (including interest) from FreshRealm, and as of October 31, 2018, we had $9.0 million. At October 31, 2018, note receivables from FreshRealm of $9.0 million was included in prepaids and other current assets. The notes to FreshRealm, as of October 31, 2019, bear interest at the rate of 10% annually, with monthly interest payments scheduled to begin on October 31, 2020. This first interest payment would represent interest due for the month of October 2020 only, with similar monthly payments scheduled to follow afterwards. The due date of the notes is November 1, 2021, with the Company having the option of up to two, one-year extensions (i.e. first to November 1, 2022, then to November 1, 2023). At October 31, 2019 we have a receivable of $2.4 million related to interest that we have recorded with Note receivables to FreshRealm on the balance sheet.

As of November 25, 2019, we converted approximately $2.7 million of the outstanding secured loan to FreshRealm and applied it to unsecured debt as part of a convertible note round offered by FreshRealm to its existing equity holders. Such $2.7 million unsecured note will be converted into additional equity of FreshRealm if not repaid by January 31, 2020. Such convertible note accrues interest at the rate of 10%.

Three officers and five members of our board of directors have investments in FreshRealm. In addition, as of October 31, 2019 and 2018, we have a loan to FreshRealm members of approximately $0.2 million. In October 2017 and

December 2017, our Chairman and Chief Executive Officer invested $7.0 million and $1.5 million, respectively, into FreshRealm. In January 2018, one of our non-executive directors invested $1.8 million into FreshRealm. In the second quarter of fiscal 2018, two of our non-executive directors invested $1.2 million into FreshRealm. In October 2019, our Chairman and Chief Executive Officer invested $0.5 million in FreshRealm. In October 2019, one of our non-executive directors invested $0.2 million into FreshRealm.

We provide storage services to FreshRealm from select Value-Added Depots and RFG facilities. We received $0.5 million, $0.3 million and $0.2 million in storage services revenue from FreshRealm for the year ended October 31, 2019, 2018 and 2017. For the year ended October 31, 2019, 2018 and 2017, RFG sold $2.0 million, $9.9 million and $7.3 million of products to FreshRealm.

The previous owners of RFG, one of which is currently an officer of Calavo, have a majority ownership of certain entities that provide various services to RFG, specifically LIG Partners, LLC and THNC, LLC.  One of RFG’s California operating entities leases a building from LIG Partners, LLC (LIG) pursuant to an operating lease.  This lease with LIG was renewed in April 2019, through May 2026. RFG’s Texas operating entity leases a building from THNC, LLC (THNC) pursuant to an operating lease.  In the first quarter of fiscal 2020, these facilities have been sold to a third party and our lease has transferred to the new owners. See the following tables for the related party activity for fiscal years 2019 and 2018:

	Year ended October 31,
(in thousands)	2019	2018
Rent paid to LIG	$579	$603
Rent paid to THNC, LLC	$795	$819

9. Income Taxes

On December 22, 2017, the President of the United States signed and enacted comprehensive tax legislation into law H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  In the prior fiscal period, the Company considered a number of changes from the Tax Act, most notably reducing the U.S. federal corporate tax rate, a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and accelerated depreciation for certain assets acquired and placed in service after September 27, 2017. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0%. Because the Company has an October 31 fiscal year-end, the lower corporate federal income tax rate was phased in, resulting in a blended U.S. federal statutory tax rate of 23.3% for our fiscal period 2018, and 21% for the fiscal period 2019.

Effective beginning in fiscal period 2019, the Company is subject to additional requirements of the Tax Act including the repeal of the deduction for domestic production activities, a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion tax benefits (BEAT) from certain payments between a U.S. corporation and foreign subsidiaries, a limitation of certain executive compensation, a deduction for foreign derived intangible income (FDII) and interest expense limitations. The Company has considered these new requirements, the most significant of which being the limitation of executive compensation of $0.2 million and the repeal of the domestic production deduction. The domestic production deduction generated a tax benefit of $0.8 million in fiscal period 2018.

The Tax Act created new rules that allow the Company to make an accounting policy election to either treat taxes due on future GILTI inclusions in taxable income as either a current period expense or reflect such inclusions related to temporary basis differences in the Company’s measurement of deferred taxes. The Company is not expecting to be subject to GILTI and therefore has not yet made a policy election regarding the tax accounting treatment of the GILTI tax. The Company also continues to evaluate the impact of the GILTI provisions under the U.S. tax law changes which are complex and subject to continuing regulatory interpretation by the IRS. The impact of GILTI was not material for the fiscal period 2019.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) allowing taxpayers to record a reasonable estimate of the impact of the U.S. legislation when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of fiscal period 2019, the company has completed its accounting for the act.

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

The income tax provision consists of the following for the years ended October 31, (in thousands):

	2019	2018	2017

Current:
Federal	$9,146	$7,115	$14,875
State	2,516	1,582	2,561
Foreign	290	(844)	290
Total current	11,952	7,853	17,726

Deferred:
Federal	516	3,328	2,567
State	209	690	335
Foreign	205	848	(178)
Total deferred	930	4,866	2,724
Total income tax provision	$12,882	$12,719	$20,450

At October 31, 2019 and 2018, gross deferred tax assets totaled approximately $18.5 million and $19.1 million, while gross deferred tax liabilities totaled approximately $15.0. million and $14.8 million. Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

Significant components of our deferred taxes assets (liabilities) as of October 31, are as follows (in thousands):

	2019	2018

Property, plant, and equipment	(10,407)	(7,715)
Intangible assets	11,805	13,886
Unrealized gain, Limoneira investment	(2,352)	(4,777)
Investment in FreshRealm	(1,513)	(1,283)
Stock-based compensation	857	899
State taxes	(437)	(690)
Credits and incentives	1,109	1,641
Allowance for accounts receivable	834	825
Inventories	445	353
Accrued liabilities	3,423	1,533
Other	(317)	(295)
Long-term deferred income taxes	$3,447	$4,377

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income for the years ended October 31, is as follows:

	2019	2018	2017

Federal statutory tax rate	21.0%	23.3%	35.0%
State taxes, net of federal effects	3.7	3.6	2.9
Foreign income taxes greater than U.S.	0.4	0.7	0.1
Revaluation of deferred taxes	—	4.5	-
Section 199 deduction	—	(1.9)	(2.2)
Provision to return	0.7	(1.2)	-
Transition Tax	—	0.6	-
State rate change	(0.2)	0.2	0.3
Other	0.4	(1.4)	(0.7)
	26.0%	28.4%	35.4%

For fiscal years 2019, 2018 and 2017, income before income taxes related to domestic operations was approximately $47.9 million, $45.8 million, and $57.5. million. For fiscal years 2019, 2018 and 2017, income (loss) before income taxes related to foreign operations was approximately $1.6 million, $(1.1) million and $0.2 million.

As of October 31, 2019 and 2018, we had liability of $0.1 million and $0.1 million for unrecognized tax benefits related to various foreign income tax matters.

We are subject to U.S. federal income tax as well as income of multiple state tax and foreign tax jurisdictions. We are no longer subject to U.S. income tax examinations for the fiscal years prior to October 31, 2016, and are no longer subject to state income tax examinations for fiscal years prior to October 31, 2015.

10. Segment Information

As discussed in Note 1, we report our operations in three different business segments: (1) Fresh products, (2) Calavo Foods, and (3) RFG. These three business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. The Fresh products segment includes all operations that involve the distribution of avocados and other fresh produce products. The Calavo Foods segment represents all operations related to the purchase, manufacturing, and distribution of prepared avocado products, including guacamole, and salsa. The RFG segment represents operations related to the manufacturing and distribution of fresh-cut fruit, fresh-cut vegetables and prepared foods. Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate. We do not allocate assets, or specifically identify them to, our operating segments.

The following table sets forth sales by product category, by segment (in thousands)

	Fresh	Calavo
	products	Foods	RFG	Total
	(All amounts are presented in thousands)
Year ended October 31, 2019
Net sales before intercompany eliminations	$621,183	$94,734	$486,063	$1,201,980
Intercompany eliminations	(2,246)	(3,957)	—	(6,203)
Net sales	618,937	90,777	486,063	1,195,777

Cost of sales before intercompany eliminations	534,600	73,735	465,563	1,073,898
Intercompany eliminations	(2,013)	(3,122)	(1,068)	(6,203)
Cost of sales	532,587	70,613	464,495	1,067,695
Gross profit	$86,350	$20,164	$21,568	$128,082

Year ended October 31, 2018
Net sales before intercompany eliminations	$553,208	$91,646	$448,930	$1,093,784
Intercompany eliminations	(1,554)	(3,472)	—	(5,026)
Net sales	551,654	88,174	448,930	1,088,758

Cost of sales before intercompany eliminations	498,962	64,221	416,985	980,168
Intercompany eliminations	(1,468)	(2,360)	(1,198)	(5,026)
Cost of sales	497,494	61,861	415,787	975,142
Gross profit	$54,160	$26,313	$33,143	$113,616

Year ended October 31, 2017
Net sales before intercompany eliminations	$583,976	$77,579	$418,508	$1,080,063
Intercompany eliminations	(1,314)	(3,184)	—	(4,498)
Net sales	582,662	74,395	418,508	1,075,565

Cost of sales before intercompany eliminations	511,410	63,751	390,358	965,519
Intercompany eliminations	(1,124)	(2,709)	(665)	(4,498)
Cost of sales	510,286	61,042	389,693	961,021
Gross profit	$72,376	$13,353	$28,815	$114,544

For fiscal year 2019, 2018 and 2017, inter-segment sales and cost of sales of $1.8 million, $1.6 million and $1.3 million between Fresh products and RFG were eliminated. For fiscal year 2019, 2018 and 2017, inter-segment sales and cost of sales of $4.0 million, $3.5 million and $3.2 million between Calavo Foods and RFG were eliminated. For the year ended October 31, 2019 and 2018, inter-segment sales and cost of sales of $0.5 million and $0.4 million between Fresh products and Calavo Foods were eliminated.

The following table sets forth sales by product category, by segment (in thousands):

	Year Ended October 31, 2019				Year Ended October 31, 2018

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total

Avocados	$569,779	$—	$—	$569,779	$511,730	$—	$—	$511,730
Tomatoes	40,879	—	—	40,879	31,608	—	—	31,608
Papayas	10,931	—	—	10,931	11,699	—	—	11,699
Other fresh products	1,353	—	—	1,353	498	—	—	498
Prepared avocado products	—	100,842	—	100,842	—	99,635	—	99,635
Salsa	—	3,252	—	3,252	—	3,423	—	3,423
Fresh-cut fruit & veg. and prepared foods	—	—	488,373	488,373	—	—	451,203	451,203
Total gross sales	622,942	104,094	488,373	1,215,409	555,535	103,058	451,203	1,109,796
Less sales incentives	(1,759)	(9,360)	(2,310)	(13,429)	(2,327)	(11,412)	(2,273)	(16,012)
Less inter-company eliminations	(2,246)	(3,957)	—	(6,203)	(1,554)	(3,472)	—	(5,026)
Net sales	$618,937	$90,777	$486,063	$1,195,777	$551,654	$88,174	$448,930	$1,088,758

	Year Ended October 31, 2018				Year Ended October 31, 2017

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total

Avocados	$511,730	$—	$—	$511,730	$546,433	$—	$—	$546,433
Tomatoes	31,608	—	—	31,608	29,199	—	—	29,199
Papayas	11,699	—	—	11,699	9,402	—	—	9,402
Other fresh products	498	—	—	498	445	—	—	445
Prepared avocado products	—	99,635	—	99,635	—	85,204	—	85,204
Salsa	—	3,423	—	3,423	—	3,951	—	3,951
Fresh-cut fruit & veg. and prepared foods	—	—	451,203	451,203	—	—	419,973	419,973
Total gross sales	555,535	103,058	451,203	1,109,796	585,479	89,155	419,973	1,094,607
Less sales incentives	(2,327)	(11,412)	(2,273)	(16,012)	(1,503)	(11,576)	(1,465)	(14,544)
Less inter-company eliminations	(1,554)	(3,472)	—	(5,026)	(1,314)	(3,184)	—	(4,498)
Net sales	$551,654	$88,174	$448,930	$1,088,758	$582,662	$74,395	$418,508	$1,075,565

Sales to customers outside the U.S. were approximately $42.5 million, $41.8 million and $29.8 million for fiscal years 2019, 2018, and 2017.

RFG segment sales included sales to one customer who represented more than 10% of total consolidated revenues for fiscal 2019, 2018 and 2017. Additionally, the Fresh products segment had sales to one customer that represented more than 10% of total consolidated revenues for fiscal 2019 and 2018.

Our goodwill balance of $18.3 million is attributed by segment to Fresh products for $3.9 million and RFG for $14.3 million as of October 31, 2019 and 2018.

Long-lived assets attributed to geographic areas as of October 31, are as follows (in thousands):

	United States	Mexico	Consolidated
2019	$98,224	$33,874	$132,098
2018	$88,600	$33,543	$122,143

11. Long-Term Obligations

Long-term obligations at fiscal year ends consist of the following (in thousands):

	2019	2018
Capital leases	6,174	432
Less current portion	(762)	(118)
	$5,412	$314

In April 2019, we sold our Temecula, California packinghouse for $7.1 million in cash and, concurrently, leased back a portion of the facility representing approximately one-third of the total square footage.  This generated a gain of $6.4 million. Since our leaseback of the building is classified as a capital lease and covers substantially all of the leased property, the gain recognized currently is the amount of the gain in excess of the recorded amount of the leased asset. As a result, we recognized a gain of approximately $1.9 million in the second quarter of fiscal 2019 and recorded a deferred gain of $4.5 million, which will be recognized over the life of the lease. In connection with the capital lease we capitalized $3.2 million as a capital lease in property, plant and equipment and recorded a lease liability of $3.2 million ($0.1 million in current portion and $3.1 million in long term debt).

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

At October 31, 2019, capital lease payments are scheduled as follows (in thousands):

Total
Year ending October 31:
2020	$907
2021	915
2022	908
2023	900
2024	548
Thereafter	3,162
Minimum lease payments	7,340
Less interest	(1,166)
Present value of future minimum lease payments	$6,174

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

A summary of stock option activity is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2018	4	$19.20
Exercised	(2)	$19.20
Outstanding at October 31, 2019	2	$19.20	$174
Exercisable at October 31, 2019	2	$19.20	$174

The weighted average remaining life of such outstanding options is 0.8 years and the total intrinsic value of options exercised during fiscal 2019 was $0.2 million. The weighted average remaining life of such exercisable options is 0.8 years. The fair value of vested shares as of October 31, 2019, and 2018 was approximately $0.2 million and $0.4 million.

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

In January of fiscal 2019, 2018, and 2017, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares). These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock were $71.56, $85.90 and $62.65 for each respective year. After one year since the grant date, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants were $1.6 million and $1.8 million for the year ended October 31, 2019 and 2018.

On December 14, 2018, our executive officers were granted a total of 14,522 restricted shares. On December 18, 2017, our executive officers were granted a total of 25,241 restricted shares. On December 19, 2016, our executive officers were granted a total of 70,327 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such dates were $85.67, $75.45 and $56.20, respectively These shares vest in one-third increments, on an annual basis, beginning December 14, 2019, December 18, 2018 and December 19, 2017. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants were $2.0 million and $2.9 million for the year ended October 31, 2019 and 2018.

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

A summary of restricted stock activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2018	85	$68.82
Vested	(51)	$70.48
Granted	35	$77.33
Outstanding at October 31, 2019	69	$71.74	$5,996

The total recognized stock-based compensation expense for restricted stock was $3.6 million and $4.6 million for the years ended October 31, 2019 and 2018.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2018	20	$40.07
Exercised	(2)	$23.48
Outstanding at October 31, 2019	18	$41.91	$815
Exercisable at October 31, 2019	12	$25.10	$745

The weighted average remaining life of such outstanding options is 3.7 years. The weighted average remaining life of such exercisable options is 2.2 years. The fair value of vested shares as of October 31, 2019 and 2018, was $0.7 million and $0.8 million.

13. Dividends

On October 1, 2019, the Company declared a $1.10 per share cash dividend to shareholders of record on November 15, 2019. On December 6, 2019, the Company paid this cash dividend which totaled $19.4 million. On December 7, 2018, the Company paid a $1.00 per share dividend in the aggregate amount of $17.6 million to shareholders of record on November 16, 2018.

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

The following table sets forth our financial assets and liabilities as of October 31, 2019 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$31,734	-	-	$31,734
Total assets at fair value	$31,734	-	-	$31,734

(1)

The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own less than 10% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at October 31, 2019 and October 31, 2018 equaled $18.92 per share and $24.65 per share (level 1). For the year ended October 31, 2019, we sold 51,271 shares of Limoneira stock and recorded a loss of $0.1 million in our consolidated statements of income. Our remaining shares of Limoneira stock, totaling 1,677,299, were revalued to $18.92 per share at October 31, 2019 and, as a result, we recorded a loss of $9.6 million for the year ended October 31, 2019 in our consolidated condensed statements of income. For the year ended October 31, 2018 and 2017, we recognized losses of Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding gains arising during the years ended October 31, 2018, and 2017 were $2.2 million and $6.3 million.

15. Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of October 31, 2019 and 2018, CDM IVA receivables totaled $27.6 million and $21.9 million. Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2019, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances through regular administrative processes, but certain amounts may ultimately need to be recovered via legal means and/or administrative appeals.

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

In spite of the favorable ruling from the SAT’s central legal department in Mexico City, as discussed above, the local SAT office continues to believe that CDM is not properly documented relative to its declared tax structure. As a result, they believe CDM cannot claim certain refundable IVA balances, specifically regarding our IVA refunds related to January through December of 2013, January through November of 2014, January through November 2015 and January 2017. CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes. With assistance of our internationally recognized tax advisory firm, during 2019 CDM has filed (or has plans to file shortly) administrative appeals for the IVA related to the preceding months. A response to these administrative appeals is currently pending resolution.

We believe that our operations in Mexico are properly documented. Furthermore, our internationally recognized tax advisors believe that there are legal grounds to prevail in the Federal Tax Court and that therefore, the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts.

16. FreshRealm

Variable Interest Entity

Based on the NMUPA and related Agreements, as described in Note 8, we reconsidered whether FreshRealm was a variable interest entity (VIE) as of October 31, 2019 and 2018. A VIE refers to a legal business structure in which an investor has a controlling interest in, despite not having a majority of voting rights; or a structure involving equity investors that do not have sufficient resources to support the ongoing operating needs of the business. Due primarily to FreshRealm utilizing substantially more debt to finance its activities, in addition to its existing equity, we believe that FreshRealm should be considered a VIE. In evaluating whether we are the primary beneficiary of FreshRealm, we considered several factors, including whether we (a) have the power to direct the activities that most significantly impact FreshRealm’s economic performance and (b) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE. We concluded that we were not the primary beneficiary of FreshRealm at October 31, 2019 and 2018, because the nature of our involvement with the activities of FreshRealm does not give us the power to direct the activities that most significantly impact its economic performance. We do not have a future obligation to fund losses or debts on behalf of FreshRealm. We may, however, voluntarily contribute funds. In the accompanying statements of income, we have presented the income (loss) from unconsolidated entities, after the provision for income taxes for all periods presented.

We record the amount of our investment in FreshRealm, totaling $5.8 million and $19.9 million at October 31, 2019 and 2018, in “Investment in unconsolidated entities” on our Consolidated Balance Sheets and recognize losses in FreshRealm in “Income/(loss) in unconsolidated entities” on our Consolidated Statement of Income.

For the year ended October 31, 2019 and 2018, FreshRealm incurred losses totaling $30.6 million and $29.4 million, of which we recorded $14.1 million and $12.0 million of non-cash losses during fiscal 2019 and 2018. Effective December 16, 2018, FreshRealm completed a “check the box” tax election to change their entity classification for tax purposes to that of a corporation.  To effect this change, FreshRealm, among other things, amended its operating agreement to eliminate the appropriate language related to the flow-through tax consequences of its prior tax status (Seventh Amended and Restated LLC Agreement) and checked the appropriate box on Form 8832 which it then filed with the Internal Revenue Service (IRS).  As a result, losses incurred by FreshRealm from November 1, 2018 to December 15, 2018 were recorded in accordance with FASB Accounting Standards Codification (“ASC”) 810, ASC 323, and ASC 970, which mandate that the recognition of losses for an unconsolidated subsidiary be handled in a manner consistent with cash distributions upon liquidation of the entity when such distributions are different than the investors percentage ownership. As such, we recorded 100% of FreshRealm’s losses from November 1, 2018 through December 15, 2018 totaling $4.2 million. Losses incurred by FreshRealm from December 16, 2018 to October 31, 2019 (after the change in tax status was effective) were recorded to reflect our proportionate share of FreshRealm losses. We recorded losses from December 16, 2018 through October 31, 2019 totaling $9.9 million. As a result of FreshRealm’s recent change in tax status (described above), future operating results for FreshRealm will be allocated to its owners based on ownership percentage.

In fiscal 2019, certain FreshRealm employees left the company surrendering their ownership units. This changed Calavo’s ownership percentage slightly to approximately 38%.

Unconsolidated Significant Subsidiary

As described above, we own approximately 38% of FreshRealm as of October 31, 2019. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, we must determine if our unconsolidated subsidiaries are considered, “significant subsidiaries”. In evaluating our investments, there are three tests utilized to determine if our subsidiaries are considered significant subsidiaries: the asset test, the income test and the investment test. Rule 3-09 of Regulation S-X requires separate audited financial statements of an unconsolidated subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceed 10%.

FreshRealm incurred losses totaling $30.6 million, of which we recorded $14.1 million of non-cash losses during our fiscal year 2019. Pursuant to Rule 3-09 of Regulation S-X, this requires separate audited financial statements of FreshRealm in our Form 10-K. However, because Calavo and FreshRealm have different fiscal year-ends, the guidance in Rule 3-09(b)(2), as well our filing status, must be considered in determining the due date for Calavo to file the financial statements of FreshRealm in our Form 10-K. Since we are a large accelerated filer, our 2019 Form 10-K is due by December 30, 2019. Since FreshRealm’s fiscal year-end is December 31, we plan to file the financial statements of FreshRealm as an amendment to our Form 10-K within 90 days after FreshRealm’s year-end (i.e., by March 30, 2019).

Note that since Rule 3-09 of Regulation S-X financial statements are not filed at the same time as our 2019 Form 10-K, we must include Rule 4-08(g) summarized financial information in our 2019 Form 10-K.

The following tables show summarized financial information for FreshRealm (in thousands):

Balance Sheet:

	October 31,	October 31,
	2019	2018

Assets:
Cash and cash equivalents	$961	$814
Accounts receivable, net of allowances	1,493	1,903
Inventories, net	2,792	3,186
Prepaid expenses and other current assets	732	1,152
Property, plant, and equipment, net	6,076	9,152
Other assets	703	1,500
	$12,757	$17,707

Liabilities and equity:
Current liabilities	$6,533	$6,557
Debt to Calavo	35,241	9,000
Long-term liabilities	—	505
Equity	(29,017)	1,645
	$12,757	$17,707

Income Statement:

	12 months ended October 31,
	2019	2018	2017

Net sales	$24,112	$33,769	$16,933
Gross loss	(5,783)	(10,868)	(7,275)
Selling, general and administrative	(20,196)	(19,512)	(12,733)
Other	(4,621)	1,023	(13)
Net loss	$(30,600)	$(29,357)	$(20,021)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Calavo Growers, Inc.

To the shareholders and the Board of Directors of

Calavo Growers, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. and subsidiaries (the "Company") as of October 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended October 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (a) collectively referred to as the "financial statements". In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 19, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Adoption of ASU No. 2016-01

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for certain equity investments by recognizing the change in fair value in net income effective November 1, 2018 due to the adoption of Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Mexican IVA taxes receivable — Refer to Note 15 to the Financial Statements

Critical Audit Matter Description

As of October 31, 2019, the Company has value-added taxes (IVA) receivable of $27.6 million from the Mexican government. Historically, the Company’s subsidiary, Calavo de Mexico (CDM), received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2019, there have been delays in the processing of the IVA claims by the Mexican tax authorities. The Mexican authorities informed the Company that CDM is not properly documented relative to its declared tax structure and therefore CDM cannot claim the refundable IVA balance. Mexican authorities also questioned refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations.

Given the significant judgments made by management to determine the Company’s ability to recover the IVA taxes receivable, performing audit procedures to evaluate the Company’s interpretation and compliance with international tax laws involved significant auditor judgment and use of a tax specialist with specialized skills and knowledge, which we have determined to be a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments related to the collectability of the IVA taxes receivable included the following, among others:

●	We tested the effectiveness of the control over the recoverability of the Mexican IVA taxes receivable, along with the review of related disclosures.
●	With the assistance of our tax specialists, we evaluated the recoverability of the IVA receivable by evaluating the technical merits including substantiating that the Company’s declared tax structure is in compliance with Mexican tax regulations.
●	We obtained a confirmation from the Company’s tax advisors related to the collectability of the IVA receivable, and evaluated case rulings supporting the recoverability of IVA taxes paid to non-compliant vendors.

Uncertain Tax Positions Related to Mexico tax audits — Refer to Note 7 to the Financial Statements

Critical Audit Matter Description

The Company is under audit by the Mexican tax authorities relating to the Company’s 2011 and 2013 fiscal years. The Mexican tax authorities have assessed the Company with an underpayment of tax amounts alleging improper deductions for intercompany funding, deduction for services, and IVA in the Company’s calculation of taxable income. The assessments, including the effect of inflation and penalties, amounted to $2.2 billion Mexican pesos (approx. $114.4 million USD at October 31, 2019) and $2.6 billion Mexican pesos (approx. $135.1 million USD at October 31, 2019) relating to the 2011 and 2013 audits, respectively. The Company filed administrative appeals to dismiss the assessments made by the Mexican tax authorities, asserting that the positions taken by the Company are in accordance with tax regulations. No amounts have been accrued in the accompanying financial statements related to these Mexico tax audits.

Given the significant judgments made by management in determining its analysis and accounting for the Company’s uncertain tax positions, performing audit procedures to evaluate the Company’s interpretation and compliance with international tax laws involved significant auditor judgment and use of tax specialists with specialized skills and knowledge, which we have determined to be a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of whether it is more likely than not that the Company’s tax positions challenged by the Mexican tax authorities will be realized included the following, among others:

●	We tested the effectiveness of the control over the evaluation of Uncertain Tax Positions as it relates to the periods subject to the Mexico tax audits, along with the review of related disclosures.
●	We selected and reviewed a sample of source documents supporting management’s position on the Company’s accounting for intercompany funding for product purchases and vendor-provided services.
●	With the assistance of our tax specialists, we evaluated management’s assertion that the Company’s tax positions are more likely than not to be realized by evaluating whether the Company’s declared tax structure is in compliance with Mexican tax regulations.
●	We obtained a confirmation from the Company’s tax advisors related to understanding the advisor’s current assessment of the tax audits and assessed the technical merits of tax positions taken by the Company.

Collectability of Notes Receivable from FreshRealm — Refer to Note 8 to the Financial Statements

Critical Audit Matter Description

The Company has $35.2M in notes receivable (including interest) due from FreshRealm, an unconsolidated entity. The notes are due on November 1, 2021 with monthly interest payments scheduled to begin on October 31, 2020. The Company has the option to extend repayment of the note receivable for up to two additional and separate one-year extension periods through to November 1, 2023 (in aggregate). The Company has no allowance on these notes receivable due from FreshRealm as of October 31, 2019.

The Company’s evaluation of the collectability of the FreshRealm notes receivable includes consideration of qualitative factors, including economic and business conditions, current operations, new customer agreements, and projections related to future operations. We identified management’s evaluation of these factors as a critical audit matter as it required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the collectability of the FreshRealm notes receivable included the following, among others:

●	We tested the effectiveness of the control over the evaluation of items used to determine the need for an allowance, including management’s consideration and judgments related to the qualitative and quantitative assessment of the relevant facts and circumstances.
●	We compared FreshRealm’s revenue and operating profit forecasts to:
–	FreshRealm’s current business plan and nature of relationships with existing customers.
–	Periodic operational communications from FreshRealm management to the Company’s management and the Board of Directors.
–	Industry forecasts.
●	We evaluated FreshRealm’s projections of future results that are based on expected growth by obtaining and reviewing select executed customer contracts and purchase orders with large retailers and the related trend of purchase orders.

/s/ Deloitte & Touche LLP

Costa Mesa, California

December 19, 2019

We have served as the Company’s auditor since 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2019. Our internal control over financial reporting as of October 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Calavo Growers, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Calavo Growers, Inc. and subsidiaries (the “Company”) as of October 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2019, of the Company and our report dated December 19, 2019, expressed an unqualified opinion on those financial statements.

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
December 19, 2019

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

The following information is included in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after our fiscal year end of October 31, 2019 (the Proxy Statement) and is incorporated herein by reference:

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

The following consolidated financial statements as of October 31, 2019 and 2018 and for each of the three years in the period ended October 31, 2019 are included herewith:

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

See the “Exhibit Index” on pages 81 - 84 of this report.

(b)	Exhibits

See subsection (a) (3) above.

(c)	Financial Statement Schedules

See subsection (a) (1) and (2) above.

Item 16. Form 10-K Summary

None

SCHEDULE II

CALAVO GROWERS, INC.

VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Fiscal year	Balance at			Balance at
	ended	beginning			end
	October 31:	of year	Additions(1)	Deductions(2)	of year

Allowance for customer deductions	2017	1,845	9,209	10,016	1,038
	2018	1,038	9,079	8,267	1,850
	2019	1,850	12,211	12,107	1,954

Allowance for doubtful accounts	2017	218	1,715	481	1,452
	2018	1,452	—	75	1,377
	2019	1,377	35	—	1,412

(1) Charged to net sales (customer deductions) or costs and expenses (doubtful accounts).

(2) Customer deductions taken or write off of accounts receivables.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California.[1]
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

10.4	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[3]
10.5	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]
10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[3]

10.7	Calavo Supplemental Executive Retirement Agreement dated March 11, 1983 between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.8	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.9	Line of Credit and Security Agreement, dated July 15, 2013 by and between Calavo Growers, Inc. a California Corporation, and FreshRealm, LLC, a Delaware limited liability company. [19]
10.10	2011 Management Incentive Plan of Calavo Growers, Inc. [14]
10.11	Equity Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [17]
10.12	Goodwill Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [17]
10.13	Pledge and Security Agreement dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [17]
10.14	Personal Guaranty dated October 31, 2013 between Calavo Growers, Inc. and Francisco Clouthier. [17]
10.15	Amendment to Goodwill Promissory Note [30]
10.16	Employment Agreement dated July 21, 2015, between Calavo Growers, Inc. and B. John Lindeman. [22]
10.17	Amendment No. 7 to Business Loan Agreement, dated as of January 19, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [23]
10.18	Letter Amendment to Revolving Credit Facility, dated January 19, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [23]
10.19	Letter Amendment to Revolving Credit Facility, dated January 26, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [24]
10.20	Amendment No. 8 to Business Loan Agreement, dated as of January 28, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [24]
10.21	Continuing and Unconditional Guaranty, dated as of January 28, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [24]
10.22	Amendment No. 9 to Business Loan Agreement, dated as of May 26, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [25]
10.23	Letter Amendment to Revolving Credit Facility, dated May 20, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [25]
10.24	Credit Agreement, dated as of June 14, 2016, by and among Calavo Growers, Inc., and the subsidiary guarantor identified therein and the lenders and agents names therein. [26]
10.25	Revolving Credit Note, dated as of June 14, 2016, by and among Calavo Growers, Inc., and FCW.[26]
10.26	First Amendment to Credit Agreement dated August 29, 2016. [27]
10.27	Agreement to Sell and Purchase and Escrow Instructions with Fresh Foods, LLC, a Delaware limited liability company dated July 25, 2016. [28]
10.28	First Amendment Agreement to Sell and Purchase and Escrow Instructions, by and among Calavo Growers, Inc., and Fresh Foods, LLC. [29]
10.29	FreshRealm, LLC, Sixth Amended and Restated Limited Liability Company Agreement. [31]
10.30	First Amendment to FreshRealm, LLC, Sixth Amended and Restated Limited Liability Company Agreement. [31]
10.31	Amended and restated Promissory Note [32]
10.32	Fourth Amendment to Senior Promoissory Note and Note and Membership Unit Purchase Agreement [32]
10.33	FreshRealm Promissory Note [32]
10.34	Second Amendment to Credit Agreement [32]
10.35	FreshRealm Seventh and Restated LLC Agreement [32]
21.1	Subsidiaries of Calavo Growers, Inc. [1]
23.1	Consent of Deloitte & Touche LLP. *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *
32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *

101

The following financial information from the Annual Report on Form 10-K of Calavo Growers, Inc. for the year ended October 31, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of October 31, 2019 and 2018; (2) Consolidated Statements of Income for the years ended October 31, 2019, 2018 and 2017; (3) Consolidated Statements of Comprehensive Income for the years ended October 31, 2019, 2018, and 2017; (4) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2019, 2018, and 2017; (5) Consolidated Statements of Cash Flows for the years ended October 31, 2019, 2018 and 2017; and (6) Notes to Financial Statements. *

104	Cover Page Interactive Data File (formatted as Inline XBRL).
*	Filed with this Annual Report on Form 10-K.

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

2	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

3	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

4	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

5	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

6	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

7	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

8	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

9	Previously filed on January 27, 2009 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.

10	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

11	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

12	Previously filed on January 11, 2010 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

13	Previously filed on March 11, 2010 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

14	Previously filed on January 14, 2011 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

15	Previously filed on March 30, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

16	Previously filed on January 10, 2012 as an exhibit to the Registrant’s Report on Form 8-K/A and incorporated herein by reference.

17	Previously filed on November 6, 2012 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

18	Previously filed on September 4, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

19	Previously filed on September 9, 2013 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

20	Previously filed on November 26, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

21	Previously filed on September 30, 2014 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

22	Previously filed on July 27, 2015 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

23	Previously filed on January 25, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

24	Previously filed on February 1, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

25	Previously filed on May 27, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

26	Previously filed on June 20, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

27	Previously filed on September 1, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

28	Previously filed on September 8, 2016 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

29	Previously filed on November 7, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

30	Previously filed on December 23, 2016 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

31	Previously filed on September 4, 2018 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

32	Previously filed on March 7, 2019 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 19, 2019.

CALAVO GROWERS, INC

By:	/s/ Lecil E. Cole
Lecil E. Cole
Chairman of the Board of Directors, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 19, 2019 by the following persons on behalf of the registrant and in the capacities indicated:

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