Form 10-Q
period 2020-01-31
CALAVO GROWERS INC
filed 2020-03-10
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

Registrant's number of shares of common stock outstanding as of January 31, 2020 was 17,614,233

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks, uncertainties and assumptions If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo Growers, Inc. and its consolidated subsidiaries (Calavo, the Company, we, us or our) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, gross profit, expenses, gain/(loss) on Limoneira shares, income/(loss) from unconsolidated entities, earnings, earnings per share, tax provisions, cash flows, currency exchange rates, the impact of acquisitions or debt or equity investments or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration (including information technology systems integration) plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance, whether attributable to Calavo or any of its unconsolidated entities; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; any risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and trade protection measures, such as import/export/customs duties, tariffs and/or quotas); any risks associated with receivables from and/or equity investments in unconsolidated entities; system security risk and cyber attacks and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include the impact of macroeconomic trends and events; the competitive pressures faced by Calavo's businesses; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs; integration and other risks associated with business combinations; the hiring and retention of key employees; the resolution of pending investigations, legal claims and tax disputes; any risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and trade protection measures, such as import/export/customs duties, tariffs and/or quotas); any risks associated with receivables from and/or equity investments in unconsolidated entities; system security risk and cyber attacks; and other risks that are described herein, including, but not limited to, the items discussed in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, and those detailed from time to time in our other filings with the Securities and Exchange Commission. Calavo assumes no obligation and does not intend to update these forward-looking statements.

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	January 31,	October 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$4,937	$7,973
Accounts receivable, net of allowances of $3,920 (2020) $3,366 (2019)	78,654	63,423
Inventories, net	42,237	36,889
Prepaid expenses and other current assets	10,826	9,027
Advances to suppliers	3,872	7,338
Income taxes receivable	4,004	2,865
Total current assets	144,530	127,515
Property, plant, and equipment, net	131,209	132,098
Operating lease right-of-use assets	64,159	—
Investment in Limoneira Company	32,741	31,734
Investments in unconsolidated entities	7,694	10,722
Deferred income taxes	3,447	3,447
Goodwill	18,262	18,262
Notes receivable from FreshRealm	36,112	35,241
Other assets	33,244	31,341
	$471,398	$390,360
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$21,052	$13,463
Trade accounts payable	21,880	17,421
Accrued expenses	36,074	39,629
Short-term borrowings	27,500	—
Dividend payable	—	19,354
Current portion of operating leases	5,881	—
Current portion of long-term obligations and finance leases	745	762
Total current liabilities	113,132	90,629
Long-term liabilities:
Long-term operating leases, less current portion	62,253	—
Long-term obligations and finance leases, less current portion	5,453	5,412
Deferred rent	—	3,681
Other long-term liabilities	3,549	4,769
Total long-term liabilities	71,255	13,862
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,614 (2020) and 17,595 (2019) shares issued and outstanding)	18	18
Additional paid-in capital	162,584	161,606
Noncontrolling interest	1,625	1,688
Retained earnings	122,784	122,557
Total shareholders' equity	287,011	285,869
	$471,398	$390,360

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended
	January 31,
	2020	2019

Net sales	$273,348	$258,032
Cost of sales	257,540	227,195
Gross profit	15,808	30,837
Selling, general and administrative	16,298	14,276
Gain on sale of Temecula packinghouse	54	—
Operating income (loss)	(436)	16,561
Interest expense	(187)	(254)
Other income, net	994	510
Unrealized and realized net gain (loss) on Limoneira shares	1,006	(4,505)
Income before provision (benefit) for income taxes and loss from unconsolidated entities	1,377	12,312
Provision (benefit) for income taxes	(650)	1,533
Net loss from unconsolidated entities	(3,028)	(6,298)
Net income (loss)	(1,001)	4,481
Less: Net loss attributable to noncontrolling interest	63	6
Net income (loss) attributable to Calavo Growers, Inc.	$(938)	$4,487

Calavo Growers, Inc.’s net income (loss) per share:
Basic	$(0.05)	$0.26
Diluted	$(0.05)	$0.26

Number of shares used in per share computation:
Basic	17,536	17,500
Diluted	17,536	17,558

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended January 31,
	2020	2019

Cash Flows from Operating Activities:
Net income (loss)	$(1,001)	$4,481
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,567	3,392
Non-cash operating lease expense	65	—
Net loss from unconsolidated entities	3,028	6,298
Unrealized and realized net gain (loss) on Limoneira shares	(1,006)	4,505
Interest income on notes to FreshRealm	(871)	—
Stock-based compensation expense	931	966
Gain on sale of Temecula packinghouse	(54)	—
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(15,231)	(7,181)
Inventories, net	(5,348)	(3,419)
Prepaid expenses and other current assets	(1,799)	(418)
Advances to suppliers	3,466	1,223
Income taxes receivable/payable	(1,139)	1,225
Other assets	(1,924)	(2,735)
Payable to growers	7,589	(3,753)
Deferred rent	—	217
Trade accounts payable, accrued expenses and other long-term liabilities	3,206	5,570
Net cash provided by (used in) operating activities	(6,521)	10,371
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(3,331)	(3,867)
Proceeds received for repayment of San Rafael note	—	112
Proceeds received from Limoneira stock sales	—	1,153
Notes receivables advanced to FreshRealm	—	(10,500)
Net cash used in investing activities	(3,331)	(13,102)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(19,354)	(17,568)
Proceeds from revolving credit facility	53,500	89,500
Payments on revolving credit facility	(26,000)	(65,500)
Payments of minimum withholding taxes on net share settlement of equity awards	(1,179)	(1,008)
Payments on long-term obligations and finance leases	(198)	(49)
Proceeds from stock option exercises	47	47
Net cash used in financing activities	6,816	5,422
Net increase (decrease) in cash and cash equivalents	(3,036)	2,691
Cash and cash equivalents, beginning of period	7,973	1,520
Cash and cash equivalents, end of period	$4,937	$4,211
Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$390	$—
Property, plant, and equipment included in trade accounts payable and accrued expenses	$935	$573

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Interest	Total

Balance, October 31, 2018	17,567	18	157,928	12,141	93,124	1,748	264,959
Exercise of stock options and income tax benefit	2	—	47	—	—	—	47
Stock compensation expense	—	—	966	—	—	—	966
Restricted stock issued	29	—	—	—	—	—	—
Unrealized gains on Limoneira investment reclassed to retained earnings	—	—	—	(12,141)	12,141	—	—
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	(6)	(6)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	4,487	—	4,487
Balance, January 31, 2019	17,598	18	158,941	—	109,752	1,742	270,453

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Interest	Total

Balance, October 31, 2019	17,595	18	161,606	—	122,557	1,688	285,869
Cumulative effect adjustment on ASC 842 related to leases	—	—	—	—	1,165	—	1,165
Exercise of stock options and income tax benefit	2	—	47	—	—	—	47
Stock compensation expense	—	—	931	—	—	—	931
Restricted stock issued	17	—	—	—	—	—	—
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	(63)	(63)
Net loss attributable to Calavo Growers, Inc.	—	—	—	—	(938)	—	(938)
Balance, January 31, 2020	17,614	18	162,584	—	122,784	1,625	287,011

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

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued an ASU, Improvements to Nonemployee Share-Based Payment Accounting. The FASB is issuing this update to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU was effective for us beginning the first day of our 2020 fiscal year. The adoption of the amendment did not have an impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued an ASU, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, which amends Accounting Standards Codification ("ASC") 220, Income Statement — Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, (the "Act"). In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. This ASU was effective for us beginning the first day of our 2020 fiscal year. The adoption of the amendment did not have an impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASU's (collectively, "Topic 842"), which requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases result in the lessee recognizing a right of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize lease expense on a straight-line basis.  See Note 14.

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

In September 2018, the FASB issued an ASU, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software and deferred over the non-cancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. This ASU will be effective for us beginning the first day of our 2021 fiscal year. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

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

	Three months ended January 31, 2020				Three months ended January 31, 2019

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total

Avocados	$117,884	$—	$—	$117,884	$103,995	$—	$—	$103,995
Tomatoes	12,992	—	—	12,992	11,392	—	—	11,392
Papayas	2,643	—	—	2,643	2,939	—	—	2,939
Other fresh products	127	—	—	127	80	—	—	80
Prepared avocado products	—	21,800	—	21,800	—	24,252	—	24,252
Salsa	—	719	—	719	—	853	—	853
Fresh-cut fruit & veg. and prepared foods	—	—	121,470	121,470	—	—	119,541	119,541
Total gross sales	133,646	22,519	121,470	277,635	118,406	25,105	119,541	263,052
Less sales incentives	(457)	(2,036)	(535)	(3,028)	(957)	(2,034)	(477)	(3,468)
Less inter-company eliminations	(408)	(851)	—	(1,259)	(595)	(957)	—	(1,552)
Net sales	$132,781	$19,632	$120,935	$273,348	$116,854	$22,114	$119,064	$258,032

	Fresh	Calavo		Interco.
	products	Foods	RFG	Elimins.	Total
	(All amounts are presented in thousands)
Three months ended January 31, 2020
Net sales	$133,189	$20,483	$120,935	$(1,259)	$273,348
Cost of sales	126,607	14,133	118,059	(1,259)	257,540
Gross profit	$6,582	$6,350	$2,876	$—	$15,808

Three months ended January 31, 2019
Net sales	$117,449	$23,071	$119,064	$(1,552)	$258,032
Cost of sales	96,591	16,327	115,829	(1,552)	227,195
Gross profit	$20,858	$6,744	$3,235	$—	$30,837

For the three months ended January 31, 2020 and 2019, intercompany sales and cost of sales of $0.3 million and $0.5 million between Fresh products and RFG were eliminated. For the three months ended January 31, 2020 and 2019, intercompany sales and cost of sales of $0.1 million and $0.1 million between Fresh products and Calavo Foods were eliminated. For the three months ended January 31, 2020 and 2019, intercompany sales and cost of sales of $0.9 million and $1.0 million between Calavo Foods and RFG were eliminated.

Sales to customers outside the U.S. were approximately $9.6 million, and $8.4 million for the three months ended January 31, 2020 and 2019.

Long-lived assets attributed to geographic areas as of January 31, 2020 and October 31, 2019, are as follows (in thousands):

	United States	Mexico	Consolidated
January 31, 2020	$96,565	$34,644	$131,209
October 31, 2019	$98,224	$33,874	$132,098

3.	Inventories

Inventories consist of the following (in thousands):

	January 31,	October 31,
	2020	2019

Fresh fruit	$18,214	$15,874
Packing supplies and ingredients	11,514	11,370
Finished prepared foods	12,509	9,645
	$42,237	$36,889

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions. No additional inventory reserve was considered necessary as of January 31, 2020 and October 31, 2019.

4.	Related party transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. For the three months ended January 31, 2020 and 2019, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.2 million and $0.1 million. Amounts payable to these Board members were $0.2 million as of January 31, 2020. We did not have any amounts payable to these Board members as of October 31, 2019.

During the three months ended January 31, 2020 and 2019, we received $0.1 million as dividend income from Limoneira Company (Limoneira). In addition, we lease office space from Limoneira for our corporate office. We paid rent expense to Limoneira totaling $0.1 million for the three months ended January 31, 2020 and 2019. Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company. As of January 31, 2020, we own less than 10% of Limoneira’s outstanding shares.

We currently have a member of our Board of Directors who also serves as a partner in the law firm of TroyGould PC, which frequently represents Calavo as legal counsel. During the three months ended January 31, 2020 and 2019, Calavo Growers, Inc. paid fees totaling $0.1 million to TroyGould PC.

As of January 31, 2020, and October 31, 2019, we had an investment of $5.4 million and $4.9 million, representing Calavo Sub’s 50% ownership in Agricola Don Memo, S.A. de C.V. (Don Memo), which was included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. As of January 31, 2020 and October 31, 2019, we had outstanding advances of $3.3 million and $3.7 million to Don Memo. During the three months ended January 31, 2020 and 2019, we recorded $4.0 million and $5.7 million of cost of sales to Don Memo pursuant to our consignment agreement.

We make advances to Agricola Belher (Belher) for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. We had grower advances due from Belher totaling $4.5 million as of January 31, 2020 and October 31, 2019, which are netted against the grower payable. In addition, we had infrastructure advances due from Belher of $2.6 million as of January 31, 2020 and October 31, 2019. $0.8 million of these infrastructure advances were recorded as a receivable in prepaid and other current assets. The remaining $1.8 million of these infrastructure advances were recorded in other assets. During the three months ended January 31, 2020 and 2019, we recorded $7.2 million and $5.3 million of cost of sales to Belher pursuant to our consignment agreement.

In August 2015, we entered into Shareholder’s Agreement with various partners and created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”). Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. As of January 31, 2020, this entity was approximately 83% owned by Calavo and was consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico, which began operations in June of 2017. As of January 31, 2020 and October 31, 2019, we have made an insignificant amount of preseason advances to various partners of Avocados de Jalisco. During the three months ended January 31, 2020 and 2019, we purchased approximately $0.4 million and $1.0 million of avocados from the partners of Avocados de Jalisco.

As of January 31, 2020, and October 31, 2019, we have an equity investment of $2.3 million and $5.8 million in FreshRealm, LLC (“FreshRealm”). We record the amount of our investment in FreshRealm in “Investment in unconsolidated entities” on our Consolidated Condensed Balance Sheets and recognize losses in FreshRealm in “Income/ (loss) in unconsolidated entities” in our Consolidated Condensed Statement of Income. See Note 12 for additional information. As of January 31, 2020, our ownership percentage in FreshRealm was approximately 38%.

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

As of January 31, 2020, and October 31, 2019, we have $36.1 million and $35.2 million in note receivables (including interest) from FreshRealm. The notes to FreshRealm, as of January 31, 2020 and October 31, 2019, bear interest at the rate of 10% annually, with monthly interest payments scheduled to begin on October 31, 2020. This first interest payment would represent interest due for the month of October 2020 only, with similar monthly payments scheduled to follow afterwards. The due date of the notes is November 1, 2021, with the Company having the option of up to two, one-year extensions (i.e. first to November 1, 2022, then to November 1, 2023). At January 31, 2020 and October 31, 2019 we have a receivable of $3.3 million and $2.4 million related to interest that we have recorded with note receivables from FreshRealm on the balance sheet.

As of November 25, 2019, we modified approximately $2.7 million of the outstanding secured loan to FreshRealm and applied it to unsecured debt as part of a convertible note round offered by FreshRealm to its existing equity holders. Such convertible note bears interest at the rate of 10% up to the time of conversion. Such $2.7 million unsecured note, along with the related accrued interest amount, was converted into additional equity of FreshRealm as of February 3, 2020. As a result of the convertible note round offered by FreshRealm our ownership percentage in FreshRealm (upon conversion on February 3, 2020) decreased to approximately 37%. In February 2020, we loaned FreshRealm an additional $1.0 million which is expected to be repaid in full before the end of Calavo’s second fiscal quarter.

Three officers and five members of our board of directors have investments in FreshRealm as of January 31, 2020. In addition, as of January 31, 2020 and October 31, 2019, we have a loan to FreshRealm members of approximately $0.2 million. In October and December 2017, our former Chairman and Chief Executive Officer invested $7.0 million and

$1.5 million into FreshRealm. In January 2018, one of our non-executive directors invested $1.8 million into FreshRealm. In the second quarter of fiscal 2018, two of our non-executive directors invested $1.2 million into FreshRealm. In October 2019, our former Chairman and Chief Executive Officer invested $0.5 million in FreshRealm. In October 2019, one of our non-executive directors invested $0.2 million into FreshRealm.

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

We provide storage services to FreshRealm from select Value-Added Depots and RFG facilities. We have received $0.2 million and $0.1 million in storage services revenue from FreshRealm in the three months ended January 31, 2020 and 2019. For the three months ended January 31, 2020 and 2019, RFG has sold $0.2 million and $1.6 million of products to FreshRealm.

The previous owners of RFG, one of which is currently an officer of Calavo, have a majority ownership of certain entities that provide various services to RFG, specifically LIG Partners, LLC and THNC, LLC.  One of RFG’s California operating entities leases a building from LIG Partners, LLC (LIG) pursuant to an operating lease.  RFG’s Texas operating entity leases a building from THNC, LLC (THNC) pursuant to an operating lease.  In the first quarter of fiscal 2020, these facilities have been sold to a third party and our lease has transferred to the new owners. See the following tables for the related party activity for fiscal years 2020 and 2019:

	Three months ended January 31,
(in thousands)	2020	2019
Rent paid to LIG	$80	$139
Rent paid to THNC, LLC	$132	$198

5.	Other assets

Other assets consist of the following (in thousands):

	January 31,	October 31,
	2020	2019
Mexican IVA (i.e. value-added) taxes receivable (see note 15)	$29,515	$27,592
Infrastructure advance to Agricola Belher	1,800	1,800
Intangibles, net	418	435
Other	1,511	1,514
	$33,244	$31,341

Intangible assets consist of the following (in thousands):

		January 31, 2020			October 31, 2019
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	—	$7,640	$(7,640)	$—	$7,640	$(7,640)	$—
Trade names	—	2,760	(2,760)	—	2,760	(2,760)	—
Trade secrets/recipes	9.3 years	630	(487)	143	630	(470)	160
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$11,305	$(10,887)	$418	$11,305	$(10,870)	$435

We anticipate recording amortization expense of $0.1 million for the remainder of fiscal 2020, $0.1 million for fiscal year 2021, $0.1 million for fiscal year 2022, $0.1 million for fiscal year 2023, and less than $0.1 million for thereafter, through fiscal year 2023.

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

On January 2, 2020, all 12 of our non-employee directors were granted 1,500 restricted shares, as part of their annual compensation, each (total of 18,000 shares). These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $87.21. On January 2, 2021, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.1 million for the three months ended January 31, 2020.

On December 18, 2019, our executive officers were granted a total of 31,158 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $87.63. These shares vest in one-third increments, on an annual basis, beginning December 18, 2020. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.2 million for the three months ended January 31, 2020.

A summary of restricted stock activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2019	69	$71.74
Vested	(51)	$70.48
Granted	49	$87.48
Outstanding at January 31, 2020	67	$85.71	$5,152

The total recognized stock-based compensation expense for restricted stock was $0.9 million and $1.0 million for the three months ended January 31, 2020 and 2019. Total unrecognized stock-based compensation expense totaled $4.1 million as of January 31, 2020 and will be amortized through fiscal year 2023.

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2019	2	$19.20
Exercised	—	$19.20
Outstanding at January 31, 2020	2	$19.20	$115
Exercisable at January 31, 2020	2	$19.20	$115

At January 31, 2020, outstanding and exercisable stock options had a weighted-average remaining contractual term of 0.6 years. The total recognized and unrecognized stock-based compensation expense was insignificant for the three months ended January 31, 2020.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2019	18	$41.91
Exercised	(2)	$23.48
Outstanding at January 31, 2020	16	$44.21	$518
Exercisable at January 31, 2020	12	$45.59	$372

At January 31, 2020, outstanding and exercisable stock options had a weighted-average remaining contractual term of 3.9 years and 2.8 years. The total recognized and unrecognized stock-based compensation expense was insignificant for the three months ended January 31, 2020.

7.	Other events

Dividend payment

On December 6, 2019, we paid a $1.10 per share dividend in the aggregate amount of $19.4 million to shareholders of record on November 15, 2019.

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

As a result, in April 2019, the MFM issued a final tax assessment to CDM (the “2011 Assessment”) totaling approximately $2.2 billion Mexican pesos (approx. $116.4 million USD at January 31, 2020) related to Income Tax, Flat

Rate Business Tax and Value Added Tax, corresponding to the fiscal year 2011 tax audit. We have consulted with an internationally recognized tax advisor and continue to believe this tax assessment is without merit. Therefore, we filed an administrative appeal challenging the MFM’s 2011 assessment on June 12, 2019. The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities, forcing the legal office within the MFM to rule on the matter. This process preserves the taxpayer’s right to litigate in tax court if the administrative appeal process ends without a favorable or just resolution. Furthermore, in August 2018, we received a favorable ruling from Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) central legal department in Mexico City on another tax matter (see footnote 11 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2011 Assessment. We believe this recent ruling undermines the Assessment we received in April 2019. We believe we have the legal arguments and documentation to sustain the positions challenged by the MFM.

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

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (approx. $137.5 million USD at January 31, 2020) related to Income Tax, Flat Rate Business Tax, and Value Added Tax, related to this fiscal 2013 tax audit.  Additionally, the tax authorities have determined that we owe an employees profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $6.2 million USD at January 31, 2020).

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

The following table sets forth our financial assets and liabilities as of January 31, 2020 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$32,741	-	-	$32,741
Total assets at fair value	$32,741	-	-	$32,741

(1)    The investment in Limoneira Company consists of marketable securities in the Limoneira Company common stock. We currently own less than 10% of Limoneira’s outstanding common stock. These securities are measured at fair value using quoted market prices. For the three months ended January 31, 2020 and 2019, we recognized gains of $1.0 million and losses of $4.5 million on the consolidated condensed statement of income.

9.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Three months ended January 31,
Avocados de Jalisco noncontrolling interest	2020	2019

Noncontrolling interest, beginning	$1,688	$1,748
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(63)	(6)
Noncontrolling interest, ending	$1,625	$1,742

10.	Earnings per share

Basic and diluted net income per share is calculated as follows (data in thousands, except per share data):

	Three months ended January 31,
	2020	2019
Numerator:
Net Income (loss) attributable to Calavo Growers, Inc.	$(938)	$4,487
Denominator:
Weighted average shares - Basic	17,536	17,500
Effect on dilutive securities – Restricted stock/options	—	58
Weighted average shares - Diluted	17,536	17,558
Net income per share attributable to Calavo Growers, Inc:
Basic	$(0.05)	$0.26
Diluted	$(0.05)	$0.26

11.	Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of January 31, 2020, and October 31, 2019, CDM IVA receivables totaled $29.5 million and $27.6 million. Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2020, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances through regular administrative processes, but certain amounts may ultimately need to be recovered via legal means and/or administrative appeals.

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

In spite of the favorable ruling from the SAT’s central legal department in Mexico City, as discussed above, the local SAT office continues to believe that CDM is not properly documented relative to its declared tax structure. As a result, they believe CDM cannot claim certain refundable IVA balances, specifically regarding our IVA refunds related to January through December of 2013, January through November of 2014, January through December of 2015, and January 2017. CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes. With assistance of our internationally recognized tax advisory firm, as of January 31, 2020, CDM has filed (or has plans to file) administrative appeals for the IVA related to the preceding months. A response to these administrative appeals is currently pending resolution.

We believe that our operations in Mexico are properly documented. Furthermore, our internationally recognized tax advisors believe that there are legal grounds to prevail in the Federal Tax Court and that therefore, the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts.

12. FreshRealm

A VIE refers to a legal business structure in which an investor has a controlling interest in, despite not having a majority of voting rights; or a structure involving equity investors that do not have sufficient resources to support the ongoing operating needs of the business. Due primarily to FreshRealm utilizing substantially more debt to finance its activities, in addition to its existing equity, we continue to believe that FreshRealm should be considered a VIE. In evaluating whether we are the primary beneficiary of FreshRealm, we considered several factors, including whether we (a) have the power to direct the activities that most significantly impact FreshRealm’s economic performance and (b) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE. We were not the primary beneficiary of FreshRealm at January 31, 2020 because the nature of our involvement with the activities of FreshRealm does not give us the power to direct the activities that most significantly impact its economic performance. We do not have a future obligation to fund losses or debts on behalf of FreshRealm. We may, however, voluntarily contribute funds. In the accompanying statements of income, we have presented the income (loss) from unconsolidated entities, subsequent to the provision for income taxes for all periods presented.

We record the amount of our investment in FreshRealm, totaling $2.3 million at January 31, 2020, in “Investment in unconsolidated entities” on our Consolidated Condensed Balance Sheets and recognize losses in FreshRealm in “Income/(loss) in unconsolidated entities” on our Consolidated Condensed Statement of Income.

For the three months ended January 31, 2020, FreshRealm incurred losses totaling $9.3 million. Effective December 16, 2018, FreshRealm completed a “check the box” tax election to change their entity classification for tax purposes to that of a corporation.  To effect this change, FreshRealm, among other things, amended its operating agreement to eliminate the appropriate language related to the flow-through tax consequences of its prior tax status (Seventh Amended and Restated LLC Agreement) and checked the appropriate box on Form 8832 which it then filed with the Internal Revenue Service (IRS).  As a result, losses incurred by FreshRealm from November 1, 2018 to December 15, 2018 were recorded in accordance with FASB Accounting Standards Codification (“ASC”) 810, ASC 323, and ASC 970, which mandate that the recognition of losses for an unconsolidated subsidiary be handled in a manner consistent with cash distributions upon liquidation of the entity when such distributions are different than the investors percentage ownership. As such, we recorded 100% of FreshRealm’s losses from November 1, 2018 through December 15, 2018 totaling $4.2 million. Losses incurred by FreshRealm from December 16, 2018 to January 31, 2019 (after the change in tax status was effective) were recorded to reflect our proportionate share of FreshRealm losses which totaled $2.7 million. As a result, we realized total losses of $6.9 million in our first fiscal quarter of 2019. During our first fiscal quarter of 2020, we recorded losses of approximately $3.5 million, reflecting our proportionate share of FreshRealm losses. As a result of FreshRealm’s recent change in tax status (described above), future operating results for FreshRealm will be allocated to its owners based on ownership percentage.

As of January 31, 2020, and October 31, 2019, we have note receivables from FreshRealm totaling $36.1 million and $35.2 million. See Note 4 for further information.

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

Except for the performance guarantee noted above (for which we are unable to quantify our current exposure, if any), our exposure to the obligations of FreshRealm is generally limited to our interests in it.  We believe our maximum exposure to loss in FreshRealm is the carrying value of our investment and our notes to it, which totaled $2.3 million and $36.1 million, as of January 31, 2020.  Note that as referenced earlier, Calavo loaned on a short-term basis an additional $1.0 million to FreshRealm in early February 2020. Our maximum exposure to loss could increase in the future if FreshRealm receives additional financing (i.e. equity or debt) from Calavo.  We are under no obligation to provide FreshRealm additional financing.

Unconsolidated Significant Subsidiary

As described in footnote 4, we own approximately 38% of FreshRealm as of January 31, 2020 and October 31, 2019. In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies for interim reports on Form 10-Q, we must determine if our unconsolidated subsidiaries are considered, “significant subsidiaries”. In evaluating our investments, there are two tests utilized to determine if our subsidiaries are considered significant subsidiaries: the income test and the investment test. Rule 10-01(b)(1) of Regulation S-X requires summarized income statement information of an unconsolidated subsidiary in an interim report if either of the two tests exceed 20%. Pursuant to Rule 10-01(b)(1) of Regulation S-X, this requires summarized income statement information of FreshRealm in our first fiscal quarter Form 10-Q.

The following table shows summarized financial information for FreshRealm (in thousands):

Income Statement:

	Three months ended January 31,
	2020	2019

Net sales	$7,954	$8,888
Gross loss	(1,253)	(2,891)
Selling, general and administrative	(4,346)	(6,003)
Other	(3,738)	(2,484)
Net loss	$(9,337)	$(11,378)

13. Revenue recognition

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

The adoption of ASC 606 did not have an impact on our consolidated results of operations.

14. Leases

The impact of applying ASC 842 effective as of November 1, 2019, to the Company’s condensed consolidated statements of operations and cash flows was not significant. The major impacts to the balance sheet were 1) the addition of $65.7 million in operating lease assets and $69.6 million of operating lease liabilities, 2) the removal of approximately $3.7 million and $1.2 million of deferred rent and other long-term obligations, respectively, and 3) a cumulative-effect adjustment for the adoption of ASC 842 of $1.2 million was recorded to retained earnings, which relates to the gain previously recognized in accordance with ASC 840 on its sale and operating leaseback of the Temecula facility.

ASC 842 made changes to sale-leaseback accounting to result in the recognition of the gain on the transaction at the time of the sale instead of recognizing over the leaseback period, when the transaction is deemed to be a sale instead of a financing arrangement. ASC 842 further changes the assessment of sale accounting from a transfer of risk and rewards assessment to a transfer of control assessment.

We utilized the modified retrospective adoption method. Therefore, the Consolidated Financial Statements for 2020 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy.

The standard provides a number of optional practical expedients and policy elections in transition. We have elected to apply the package of practical expedients under which we will not reassess under the standard our prior conclusions about lease classification and initial direct costs. We have elected the short-term lease recognition exemption for all leases that qualify, meaning we will recognize expense on a straight-line basis and will not include the recognition of a right-of-use asset or lease liability. We will account for lease and non-lease components as a single-lease component for all leases except building leases. Lease and non-lease components will be accounted for separately for building leases.

We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. As an accounting policy election, the Company will account for lease and non-lease components as a single-lease component for all leases except building leases. Lease and non-lease components will be accounted for separately for building leases.

Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

We lease certain property, plant and equipment, including office facilities, under operating leases. The lease term consists of the noncancellable period of the lease and the periods covered by options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company's lease agreements do not contain any residual value guarantees.

Lease Position

The following table presents the lease-related assets and liabilities recorded on the balance sheet as of January 31, 2020 (in thousands):

		January 31,
		2020

Assets
Current assets:
Operating lease assets	Operating lease right-of-use assets	$64,159
Finance lease assets	Property, plant and equipment, net	6,039
		$70,198
Liabilities
Current liabilities:
Operating	Current portion of operating leases	$5,881
Finance	Current portion of long-term debt and finance leases	742
Long-term obligations
Operating	Long-term operating leases, less current portion	62,253
Finance	Long-term debt and finance leases, less current portion	5,410
		$74,286

Weighted-average remaining lease term:
Operating leases	10.7 years
Finance leases	9.6 years

Weighted-average discount rate:
Operating leases	2.85%
Finance leases	3.60%

Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases for the three months ended January 31, 2020 (in thousands):

Three months ended
January 31, 2020
Amortization of financing lease assets	$218
Operating lease cost	2,062
Short-term lease cost	627
Interest on financing lease liabilities	56
Total lease cost	$2,963

Other Information

The following table presents supplemental cash flow information related to the leases for the three months ended January 31, 2020 (in thousands):

Three months ended
Cash paid for amounts included in the measurement of lease liabilities	January 31, 2020
Operating cash flows for operating leases	$1,998
Financing cash flows for finance leases	198
Operating cash flows for finance leases	37

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the first five years and total remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of January 31, 2020 (in thousands):

	Operating	Finance
	Leases	Leases
Remainder of 2020	$5,791	$711
2021	7,738	955
2022	7,650	947
2023	7,657	943
2024	7,480	641
Thereafter	43,359	3,180
Total lease payments	79,675	7,377
Less: imputed interest	11,541	1,225
Total lease liability	$68,134	$6,152

Prior to the adoption of ASC 842, as of October 31, 2019, we were committed to make minimum cash payments under these agreements, as follows (in thousands):

2020	$9,534
2021	9,007
2022	8,672
2023	8,603
2024	8,203
Thereafter	50,796
$94,815

Total rent expense amounted to approximately $10.7 million for the year ended October 31, 2019.

Prior to the adoption of ASC 842, as of October 31, 2019, capital lease payments are scheduled as follows (in thousands):

Total
Year ending October 31:
2020	$907
2021	915
2022	908
2023	900
2024	548
Thereafter	3,162
Minimum lease payments	7,340
Less interest	(1,166)
Present value of future minimum lease payments	$6,174

Capital leases payments as of October 31, 2019 consist of $5.4 million included in long-term obligations and finance leases and $0.8 million included in current portion of long-term obligations and finance leases.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended October 31, 2019 of Calavo Growers, Inc. (we, Calavo, or the Company).

Recent Developments

Dividend payment

On December 6, 2019, we paid a $1.10 per share dividend in the aggregate amount of $19.4 million to shareholders of record on November 15, 2019.

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

As a result, in April 2019, the MFM issued a final tax assessment to CDM (the “2011 Assessment”) totaling approximately $2.2 billion Mexican pesos (approx. $116.4 million USD at January 31, 2020) related to Income Tax, Flat Rate Business Tax and Value Added Tax, corresponding to the fiscal year 2011 tax audit. We have consulted with an internationally recognized tax advisor and continue to believe this tax assessment is without merit. Therefore, we filed an administrative appeal challenging the MFM’s 2011 assessment on June 12, 2019. The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities, forcing the legal office within the MFM to rule on the matter. This process preserves the taxpayer’s right to litigate in tax court if the administrative appeal process ends without a favorable or just resolution. Furthermore, in August 2018, we received a favorable ruling from Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) central legal department in Mexico City on another tax matter (see footnote 11 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2011 Assessment. We believe this recent ruling undermines the Assessment we received in April 2019. We believe we have the legal arguments and documentation to sustain the positions challenged by the MFM.

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

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (approx. $137.5 million USD at January 31, 2020) related to Income Tax, Flat Rate Business Tax, and Value Added Tax, related to this fiscal 2013 tax audit.  Additionally, the tax authorities have determined that we owe an employees profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $6.2 million USD at January 31, 2020).

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

Acquisition of SFFI Company, Inc.

On January 21, 2020, Calavo announced that that its Renaissance Food Group (RFG) subsidiary has signed a definitive agreement to acquire SFFI Company, Inc. doing business as Simply Fresh Fruit (SFFI). SFFI is a processor and supplier of a broad line of fresh-cut fruit, principally serving the foodservice and hospitality markets. The acquisition was completed on February 14, 2020.

Organizational changes

On February 26, 2020, B. John Lindeman resigned from his position as Chief Financial Officer and Corporate Secretary of Calavo, to accept a position with a private-equity backed hydroponics business. His departure, effective March 11, 2020, is not based on any disagreement with the company’s accounting principles, practices or financial statement disclosures. Calavo’s Board of Directors is in the process of interviewing and evaluating several, qualified Chief Financial Officer candidates.

On February 24, 2020, James Snyder resigned from his position as Corporate Controller and Chief Accounting Officer of Calavo, to accept a position with a privately held business in the financial services sector. His departure, effective March 6, 2020, is not based on any disagreement with the company’s accounting principles, practices or financial statement disclosures.

On January 31, 2020, Lecil Cole retired as Calavo’s Chief Executive Officer and President. In addition, Lecil Cole retired as Chairman of the Board of Directors on February 26, 2020 although he remains a director of Calavo. On February 27, 2020, Mr. Leavens was appointed Chairman of the Board of Directors.

Net Sales

The following table summarizes our net sales by business segment for each of the three months ended January 31, 2020 and 2019:

	Three months ended January 31,
	2020	Change	2019

Gross sales:
Fresh products	$133,189	13.4%	$117,449
Calavo Foods	20,483	(11.2)%	23,071
RFG	120,935	1.6%	119,064
Less intercompany eliminations	(1,259)	(18.9)%	(1,552)
Total net sales	$273,348	5.9%	$258,032

As a percentage of sales:
Fresh products	48.5%		45.2%
Calavo Foods	7.5%		8.9%
RFG	44.0%		45.9%
	100.0%		100.0%

Summary

Net sales for the three months ended January 31, 2020, compared to the corresponding period in fiscal 2019, increased by $15.3 million, or approximately 6%. The increase in sales, when compared to the same corresponding prior year periods, was primarily related to gains in the Fresh products and RFG segments, partially offset by a decline in Calavo Foods.

For the quarter ended January 31, 2020, our Fresh products segment had our largest percentage increase in sales, followed by our RFG segment. The increase in Fresh products sales was due primarily to an increase in sales of avocados and tomatoes. The increase in RFG sales was due primarily to increased sales from fresh-cut fruit & vegetables and prepared foods products. The decrease in Calavo Foods was due primarily to a decrease in the sales of prepared avocado products. See discussion below for further details.

All three segments of our business are subject to seasonal trends which can impact the volume and/or quality of fruit sourced in any particular quarter. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

First Quarter 2020 vs. First Quarter 2019

Sales for the Fresh products business increased by approximately $15.7 million, or 13%, for the first quarter of fiscal 2020, when compared to the same period for fiscal 2019. This increase in Fresh product sales during the first quarter of fiscal 2020 was primarily related to increased sales of avocados and tomatoes.

Sales of avocados increased $14.4 million, or 14%, for the first quarter of 2020, when compared to the same prior year period. This increase was primarily due to a 15% increase in the volume of avocados sold during the first quarter of fiscal 2020. During the period, our average avocado sales price per carton decreased 1% compared to the same prior year period primarily driven by the overall increase in market supply.

Sales of tomatoes increased $1.6 million, or 14%, for the first quarter of 2020, when compared to the same prior year period. This increase in tomato sales was primarily due to a 30% increase in the average sales price per carton compared to the same prior year period. This was partially offset by a decrease of 12% of the number of tomato cartons sold.

Calavo Foods

First Quarter 2020 vs. First Quarter 2019

Sales for Calavo Foods for the quarter ended January 31, 2020, when compared to the same period for fiscal 2019, decreased $2.6 million, or 11%. Sales of prepared avocado products decreased by approximately $2.5 million, or 11%, primarily related to a decrease in the total volume of pounds sold.

RFG

First Quarter 2020 vs. First Quarter 2019

Sales for RFG for the quarter ended January 31, 2020, when compared to the same period for fiscal 2019, increased $1.9 million, or 2%. The overall increase in sales is primarily due to higher sales volume from expanded retail partnerships, most notably from RFG’s facility in Georgia (opened in April 2019). This increase was partially offset by lower sales out of the Midwest, relating to issues with RFG’s co-packing partner in that region.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three months ended January 31, 2020 and 2019:

	Three months ended January 31,
	2020	Change	2019

Gross Profit:
Fresh products	$6,582	(68.4)%	$20,858
Calavo Foods	6,350	(5.8)%	6,744
RFG	2,876	(11.1)%	3,235
Total gross profit	$15,808	(48.7)%	$30,837

Gross profit percentages:
Fresh products	4.9%		17.8%
Calavo Foods	31.0%		29.2%
RFG	2.4%		2.7%
Consolidated	5.8%		12.0%

Summary

Our cost of goods sold consists predominantly of ingredient costs (primarily fruit and other whole foods), packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Gross profit decreased by approximately $15.0 million, or 49%, for the first quarter of fiscal 2020, when compared to the same period for fiscal 2019. The decrease was attributable to gross profit decreases across all segments, but primarily in the Fresh products segment.

Fresh products

During our three months ended January 31, 2020, as compared to the same prior year period, the decrease in our Fresh products segment gross profit percentage was the result of decreased profit for avocados. For the first quarter ended January 31, 2020, the gross profit percentage for avocados was 4.3% compared to 18.6% in the first quarter of 2019. This decrease was primarily related to the difficult market conditions experienced in the first quarter of fiscal 2020, during which sales prices moderated, but avocado input costs rose year-over-year. Note that any significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profits for our Fresh products segment.

Calavo Foods

Calavo Foods’ gross profit percentage for the quarter ended January 31, 2020 was 31.0%, compared to 29.2% in the same prior year period. The increase in Calavo Foods gross profit percentage was due primarily to production efficiencies in our Mexico manufacturing facility, as well as lower fruit costs during the period. Note that any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Calavo Foods segments.

RFG

RFG’s gross profit percentage for the quarter ended January 31, 2020 was 2.4%, compared to 2.7% in the same prior year period. Gross profit and gross profit percentage generated by RFG’s pre-existing manufacturing operations (facilities opened more than one year) both increased compared to the same prior year period, however those gains were partially offset by increased costs at newer production facilities in Georgia and the Pacific Northwest. Further, sales and gross profit in one specific geographic region served by RFG remained constrained during our first fiscal quarter as a result of previously discussed issues experienced at RFG’s co-packer servicing that region.

Selling, General and Administrative

	Three months ended January 31,
	2020	Change	2019
	(Dollars in thousands)
Selling, general and administrative	$16,298	14.2%	$14,276
Percentage of net sales	6.0%		5.5%

Selling, general and administrative expenses of $16.3 million for the three months ended January 31, 2020 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $2.0 million, or 14%, for the three months ended January 31, 2020, when compared to the same period for fiscal 2019. This increase was primarily related to an increase in professional services fees ($0.8 million) and an increase in salaries and benefits ($0.7 million, of which $0.2 million relates to the vesting of stock grants earned by certain members of the senior management team over the past three fiscal years). The first quarter of fiscal 2020 also includes approximately $0.3 million in transaction fees related to the acquisition of Simply Fresh Fruit.

Loss from unconsolidated entities

	Three months ended January 31,
	2020	Change	2019
	(Dollars in thousands)
Loss from unconsolidated entities	$(3,028)	(51.9)%	$(6,298)

Losses from unconsolidated entities includes our allocation of earnings or losses from our investments in FreshRealm and Don Memo. For the three months ended January 31, 2020, we recognized $0.5 million of income related to Don Memo compared to $0.6 million of income in the three months ended January 31, 2019. For the three months ended January 31, 2020 and 2019, we recognized $3.5 million and $6.9 million of losses related to FreshRealm. While we are unable to determine with certainty the future operating results of FreshRealm and future non-Calavo investments, if any, we anticipate recording additional non-cash losses from FreshRealm during the remainder of fiscal 2020. As a result of FreshRealm’s change in tax status on December 16, 2018, prior year results include a 100% allocation of FreshRealm losses prior to that date, with losses allocated to its owners based on ownership percentage thereafter. As has been the case since December 16, 2018, we expect that future operating results for FreshRealm will be allocated to its owners based on ownership percentage, and as of January 31, 2020 our ownership was approximately 38%. As of January 31, 2020, our total equity investment in and loan balance to FreshRealm were approximately $2.3 million, and $36.1 million, respectively. See Note 12 in our consolidated financial statements for more information.

Provision (benefit) for Income Taxes

	Three months ended January 31,
	2020	Change	2019

Provision (benefit) for income taxes	$(650)	(142.4)%	$1,533
Effective tax rate	39.4%		25.5%

Our tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. In the first quarter ended in fiscal 2020, we recorded a discrete income tax benefit of approximately $0.2 million, pursuant to ASU 2016-09, Improvements to Employee Share-based Payment Accounting.  Our effective tax rate was higher in the first quarter of fiscal 2020 as a result of discrete excess tax benefits on vesting share-based compensation in addition to the tax benefit associated with the quarter-to-date loss. We recognize the effects of tax legislation in the period in which the law is enacted.  Our deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse.

Liquidity and Capital Resources

Cash used by operating activities was $6.5 million for the three months ended January 31, 2020, compared to cash provided by operating activities of $10.4 million for the similar period in fiscal 2019. Cash used by operating activities for the three months ended January 31, 2020 reflect primarily our net loss of $1.0 million, plus deductions for non-cash activities (depreciation and amortization, stock-based compensation expense, deferred taxes, losses from unconsolidated entities, net losses on Limoneira shares, interest income on Notes to FreshRealm and gain on the sale of the Temecula packinghouse) of $5.6 million and a net decrease in the components of our working capital of approximately $11.1 million.

Decreases in operating cash flows, caused by working capital changes, includes an increase in accounts receivable of $15.2 million, an increase in inventory of $5.3 million, an increase in prepaid expenses and other current assets of $1.8 million, an increase in other assets of $1.9 million, and an increase in income taxes receivable/payable of $1.1 million, partially offset by, an increase in payable to growers of $7.6 million, a decrease in advances to suppliers of $3.5 million and a net decrease in accounts payable and accrued expenses of $3.2 million.

The increase in our accounts receivable, as of January 31, 2020 when compared to October 31, 2019, primarily reflects higher sales recorded in the month of January 2020 (due to higher avocado volumes and pricing). The increase in inventory is related to increases in both the volume and value of avocados on hand at January 31, 2020 when compared to October 31, 2019, as well as an increase in the volume of prepared guacamole products held in inventory. The increase in other assets is due to an increase in long-term Mexican IVA tax receivable (see Note 11 to our consolidated condensed financial statements). The increase in payable to growers primarily reflects an increase in our avocado grower liability related to Mexican avocado volumes. The increase in accounts payable and accrued expenses is primarily related to an increase in our payables related to RFG. The decrease in advances to suppliers primarily reflects increased tomato sales, which offset more pre-season advances in January 2020, compared to October 2019.

Cash used in investing activities was $3.3 million for the three months ended January 31, 2020, which primarily related to property, plant and equipment purchases.

Cash provided by financing activities was $6.8 million for the three months ended January 31, 2020, which related principally to net proceeds on our credit facilities totaling $27.5 million, partially offset by, the payment of our $19.4 million dividend, the payment of minimum withholding taxes on net share settlement of equity awards of $1.2 million, and payments of $0.2 million on our long-term debt obligations.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing Credit Facility. Cash and cash equivalents as of January 31, 2020 and October 31, 2019 totaled $4.9 million and $8.0 million. Our working capital at January 31, 2020 was $33.6 million, compared to $36.9 million at October 31, 2019.

We believe that cash flows from operations and the available Credit Facility will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for at least the next twelve months. We will continue to evaluate grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel growth in each of our business segments. We have a revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West, as joint lead arranger. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under this agreement is $80 million and will expire in June 2021. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our current credit agreement, the weighted-average interest rate was 2.9% and 3.8% at January 31, 2020 and October 31, 2019. Under these credit facilities, we had $27.5 million outstanding as January 31, 2020. There was nothing outstanding as of October 31, 2019.

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

Contractual Obligations

There have been no material changes to our contractual commitments, from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2019. For a summary of the contractual commitments at October 31, 2019, see Part II, Item 7, in our 2019 Annual Report on Form 10-K.

Impact of Recently Issued Accounting Pronouncements

See Note 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2020.

(All amounts in thousands)	Expected maturity date January 31,
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$4,937	$—	$—	$—	$—	$—	$4,937	$4,937
Accounts receivable (1)	78,654	—	—	—	—	—	78,654	78,654
Notes receivable from FreshRealm (2)	—	36,112	—	—	—	—	—	36,112

Liabilities
Payable to growers (1)	$21,052	$—	$—	$—	$—	$—	$21,052	$21,052
Accounts payable (1)	21,880	—	—	—	—	—	21,880	21,880
Current borrowings pursuant to credit facilities (1)	27,500	—	—	—	—	—	27,500	27,500

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.
(2)	The notes to FreshRealm, as of January 31, 2020, bear interest at the rate of 10% annually, with monthly interest payments scheduled to begin on October 31, 2020. This first interest payment would represent interest due for the month of October 2020 only, with similar monthly payments scheduled to follow afterwards. The due date of the notes is November 1, 2021, with the Company having the option of up to two, one-year extensions (i.e. first to November 1, 2022, then to November 1, 2023).

We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Management does, however, evaluate this opportunity from time to time. Total foreign currency transaction gains for the three months ended January 31, 2020 and 2019, net of losses, was less than $0.1 million and $0.2 million.

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

During the three months ended January 31, 2020, we implemented a new lease accounting system and process in response to the adoption of ASU No. 2016- 02, "Leases (Topic 842)". These implementations resulted in a material change in a component of our internal control over financial reporting. The operating effectiveness of these changes to our internal control over financial reporting will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting for our 2020 fiscal year end.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

ITEM 1A. RISK FACTORS

The risk factor set forth below updates the risk factors in our Annual Report on Form 10-K for the year ended October 31, 2019.  In addition to the risk factor below, you should carefully consider the risk factors discussed in our most recent Form 10-K report, which could materially affect our business, financial position, results of operations and the trading price of our common stock.  Further note, that the risks and uncertainties that we face are not limited to those set forth below and/or in the 2019 Form 10-K.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

Our business could be adversely affected by an outbreak of disease, epidemic or pandemic, or similar public threat, or fear of such an event.

The spreading of a novel strain of coronavirus (“COVID-19”), that is impacting global economic activity, could lead to regional quarantines, labor shortages, changes in consumer purchasing patterns, disruptions to supply chains, including our ability to obtain products from our suppliers, and overall economic instability. While we do not expect that the virus will have a material adverse effect on our business or financial results at this time, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of January 31, 2020 and October 31, 2019; (2) Consolidated Condensed Statements of Income for the three months ended January 31, 2020 and 2019; (3) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2020 and 2019; (4) Consolidated Statements of Shareholders Equity for the three months ended January 31, 2020 and 2019; and (5) Notes to Unaudited Condensed Consolidated Financial Statements.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of January 31, 2020 and October 31, 2019; (2) Consolidated Condensed Statements of Income for the three months ended January 31, 2020 and 2019; (3) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2020 and 2019; (4) Consolidated Statements of Shareholders Equity for the three months ended January 31, 2020 and 2019; and (5) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: March 10, 2020
	By	/s/ James Gibson
James Gibson
Chief Executive Officer
(Principal Executive Officer)

Date: March 10, 2020
	By	/s/ B. John Lindeman
B. John Lindeman
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)