Form 10-Q
period 2020-04-30
CALAVO GROWERS INC
filed 2020-06-09
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

Registrant's number of shares of common stock outstanding as of April 30, 2020 was 17,638,513

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains statements relating to future events and results of Calavo Growers, Inc. and its consolidated subsidiaries (Calavo, the Company, we, us or our), including certain projections and business trends, that are "forward-looking statements," as defined in the Private Securities Litigation and Reform Act of 1995, that involve risks, uncertainties and assumptions. These statements are based on our current expectations and are not promises or guarantees. If any of the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, gross profit, expenses, gain/(loss) on Limoneira shares, income/(loss) from unconsolidated entities, earnings, earnings per share, tax provisions, cash flows and currency exchange rates; the impact of COVID-19 on our business, results of operations and financial condition; the impact of acquisitions or debt or equity investments or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration (including information technology systems integration) plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance, whether attributable to Calavo or any of its unconsolidated entities; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; any risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and COVID-19 and trade protection measures such as import/export/customs duties, tariffs and/or quotas); any risks associated with receivables from and/or equity investments in unconsolidated entities; system security risk and cyber-attacks and any statements of assumptions underlying any of the foregoing.

Risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements include, but are not limited to, the following: the impact of COVID-19 on our business, results of operations and financial condition, including, but not limited to, disruptions in the manufacturing of our products and the operations of the related supply chains supporting our ability to deliver our products to consumers, impacts on our employees and uncertainty regarding our ability to implement health and safety measures for our employees, uncertainties regarding consumer demand for our products in light of COVID-19, increased costs that we must incur as a result of COVID-19, the impact of governmental trade restrictions imposed as a result of COVID-19 and the possible adverse impact of COVID-19 on our goodwill and other intangible assets; the impact of macroeconomic trends and events; the competitive pressures faced by Calavo's business; the development and transition of new products and services (and the enhancement of existing products and services) to meet customer needs; integration and other risks associated with acquisitions of other businesses; our ability to hire and retain key employees; the resolution of pending investigations, legal claims and tax disputes; the risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and COVID-19 and trade protection measures such as import/export/customs duties, tariffs and/or quotas); any risks associated with receivables from and/or equity investments in unconsolidated entities; and potential cyber-attacks on our information technology systems or on the information technology systems of our suppliers or customers.

For a further discussion of these risks and uncertainties and other risks and uncertainties that we face, please see the risk factors described in our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2019 filed with the Securities and Exchange Commission and any subsequent updates that may be contained in our Quarterly Reports on Form 10-Q (including this Quarterly Report on Form 10-Q) and other filings with the Securities and Exchange Commission. Forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	April 30,	October 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$3,284	$7,973
Accounts receivable, net of allowances of $3,679 (2020) $3,366 (2019)	76,261	63,423
Inventories, net	46,908	36,889
Prepaid expenses and other current assets	11,118	9,027
Advances to suppliers	9	7,338
Income taxes receivable	8,850	2,865
Total current assets	146,430	127,515
Property, plant, and equipment, net	131,414	132,098
Operating lease right-of-use assets	63,678	—
Investment in Limoneira Company	22,392	31,734
Investments in unconsolidated entities	9,755	10,722
Deferred income taxes	556	3,447
Goodwill	28,077	18,262
Notes receivable from FreshRealm	33,970	35,241
Other assets	39,230	31,341
	$475,502	$390,360
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$28,037	$13,463
Trade accounts payable	7,555	17,421
Accrued expenses	33,358	39,629
Short-term borrowings	45,000	—
Dividend payable	—	19,354
Current portion of operating leases	6,218	—
Current portion of long-term obligations and finance leases	847	762
Total current liabilities	121,015	90,629
Long-term liabilities:
Long-term operating leases, less current portion	61,443	—
Long-term obligations and finance leases, less current portion	5,219	5,412
Deferred rent	—	3,681
Other long-term liabilities	3,575	4,769
Total long-term liabilities	70,237	13,862
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,639 (2020) and 17,595 (2019) shares issued and outstanding)	18	18
Additional paid-in capital	163,230	161,606
Noncontrolling interest	1,496	1,688
Retained earnings	119,506	122,557
Total shareholders' equity	284,250	285,869
	$475,502	$390,360

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,
	2020	2019	2020	2019

Net sales	$281,166	$286,236	$554,516	$544,268
Cost of sales	259,091	249,399	516,633	476,594
Gross profit	22,075	36,837	37,883	67,674
Selling, general and administrative	14,504	15,657	30,802	29,933
Gain on sale of Temecula packinghouse	54	1,927	108	1,927
Operating income	7,625	23,107	7,189	39,668
Interest expense	(342)	(365)	(529)	(619)
Other income, net	628	886	1,622	1,396
Unrealized and realized net gain (loss) on Limoneira shares	(10,349)	1,359	(9,343)	(3,146)
Income (loss) before provision (benefit) for income taxes and loss from unconsolidated entities	(2,438)	24,987	(1,061)	37,299
Provision (benefit) for income taxes	(1,208)	5,573	(1,858)	7,106
Net loss from unconsolidated entities	(2,177)	(3,136)	(5,205)	(9,434)
Net income (loss)	(3,407)	16,278	(4,408)	20,759
Less: Net loss attributable to noncontrolling interest	129	67	192	73
Net income (loss) attributable to Calavo Growers, Inc.	$(3,278)	$16,345	$(4,216)	$20,832

Calavo Growers, Inc.’s net income (loss) per share:
Basic	$(0.19)	$0.93	$(0.24)	$1.19
Diluted	$(0.19)	$0.93	$(0.24)	$1.18

Number of shares used in per share computation:
Basic	17,550	17,530	17,543	17,514
Diluted	17,550	17,609	17,543	17,582

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended April 30,
	2020	2019

Cash Flows from Operating Activities:
Net income (loss)	$(4,408)	$20,759
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,646	6,770
Non-cash operating lease expense	104	—
Provision for losses on accounts receivable	—	83
Net loss from unconsolidated entities	5,205	9,435
Unrealized and realized net gain (loss) on Limoneira shares	9,343	3,146
Interest income on notes to FreshRealm	(1,489)	(980)
Stock-based compensation expense	2,717	1,826
Gain on sale of Temecula packinghouse	(108)	(1,927)
Loss on disposal of property, plant, and equipment	230	—
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(10,388)	(17,332)
Inventories, net	(9,327)	(14,572)
Prepaid expenses and other current assets	(1,755)	(367)
Advances to suppliers	7,329	1,419
Income taxes receivable/payable	(5,985)	3,942
Other assets	2,844	(3,657)
Payable to growers	14,574	11,631
Deferred rent	—	547
Trade accounts payable, accrued expenses and other long-term liabilities	(19,554)	5,880
Net cash provided by (used in) operating activities	(3,022)	26,603
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(5,937)	(7,467)
Acquisition of SFFI, net of cash acquired of $623	(18,396)	—
Proceeds received for repayment of San Rafael note	—	225
Proceeds received from Limoneira stock sales	—	1,154
Proceeds from sale of Temecula packinghouse	—	7,100
Investment in FreshRealm	(1,477)	—
Notes receivables advanced to FreshRealm	—	(14,700)
Net cash used in investing activities	(25,810)	(13,688)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(19,354)	(17,568)
Proceeds from revolving credit facility	126,000	140,500
Payments on revolving credit facility	(81,000)	(129,000)
Payments of minimum withholding taxes on net share settlement of equity awards	(1,179)	(1,008)
Payments on long-term obligations and finance leases	(410)	(83)
Proceeds from stock option exercises	86	85
Net cash provided by (used in) financing activities	24,143	(7,074)
Net increase (decrease) in cash and cash equivalents	(4,689)	5,841
Cash and cash equivalents, beginning of period	7,973	1,520
Cash and cash equivalents, end of period	$3,284	$7,361
Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$390	$—
Notes receivable from FreshRealm converted to investment in FreshRealm	$2,761	$—
Capital lease related to Temecula packinghouse	$—	$3,306
Property, plant, and equipment included in trade accounts payable and accrued expenses	$1,056	$598

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Interest	Total

Balance, October 31, 2018	17,567	18	157,928	12,141	93,124	1,748	264,959
Exercise of stock options and income tax benefit	2	—	47	—	—	—	47
Stock compensation expense	—	—	966	—	—	—	966
Restricted stock issued	29	—	—	—	—	—	—
Unrealized gains on Limoneira investment reclassed to retained earnings	—	—	—	(12,141)	12,141	—	—
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	(6)	(6)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	4,487	—	4,487
Balance, January 31, 2019	17,598	18	158,941	—	109,752	1,742	270,453
Exercise of stock options and income tax benefit	2	—	37	—	—	—	37
Stock compensation expense	—	—	860	—	—	—	860
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	(67)	(67)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	16,345	—	16,345
Balance, April 30, 2019	17,600	18	159,838	—	126,097	1,675	287,628

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Interest	Total

Balance, October 31, 2019	17,595	18	161,606	—	122,557	1,688	285,869
Cumulative effect adjustment on ASC 842 related to leases	—	—	—	—	1,165	—	1,165
Exercise of stock options and income tax benefit	2	—	47	—	—	—	47
Stock compensation expense	—	—	931	—	—	—	931
Restricted stock issued	17	—	—	—	—	—	—
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	(63)	(63)
Net loss attributable to Calavo Growers, Inc.	—	—	—	—	(938)	—	(938)
Balance, January 31, 2020	17,614	18	162,584	—	122,784	1,625	287,011
Exercise of stock options and income tax benefit	2	—	39	—	—	—	39
Stock compensation expense	—	—	667	—	—	—	667
Restricted stock issued	23	—	1,119	—	—	—	1,119
Payments of minimum withholding taxes on net share settlement of equity awards	—	—	(1,179)	—	—	—	(1,179)
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	(129)	(129)
Net loss attributable to Calavo Growers, Inc.	—	—	—	—	(3,278)	—	(3,278)
Balance, April 30, 2020	17,639	18	163,230	—	119,506	1,496	284,250

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

	Three months ended April 30, 2020				Three months ended April 30, 2019

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total

Avocados	$149,865	$—	$—	$149,865	$134,892	$—	$—	$134,892
Tomatoes	19,331	—	—	19,331	14,515	—	—	14,515
Papayas	2,363	—	—	2,363	1,809	—	—	1,809
Other fresh products	112	—	—	112	108	—	—	108
Prepared avocado products	—	19,118	—	19,118	—	23,631	—	23,631
Salsa	—	609	—	609	—	669	—	669
Fresh-cut fruit & veg. and prepared foods	—	—	94,186	94,186	—	—	114,641	114,641
Total gross sales	171,671	19,727	94,186	285,584	151,324	24,300	114,641	290,265
Less sales incentives	(803)	(1,874)	(657)	(3,334)	(112)	(2,259)	(649)	(3,020)
Less inter-company eliminations	(234)	(850)	—	(1,084)	(277)	(732)	—	(1,009)
Net sales	$170,634	$17,003	$93,529	$281,166	$150,935	$21,309	$113,992	$286,236

	Six months ended April 30, 2020				Six months ended April 30, 2019

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total

Avocados	$267,749	$—	$—	$267,749	$238,886	$—	$—	$238,886
Tomatoes	32,324	—	—	32,324	25,907	—	—	25,907
Papayas	5,007	—	—	5,007	4,748	—	—	4,748
Other fresh products	237	—	—	237	189	—	—	189
Prepared avocado products	—	40,919	—	40,919	—	47,883	—	47,883
Salsa	—	1,328	—	1,328	—	1,522	—	1,522
Fresh-cut fruit & veg. and prepared foods	—	—	215,653	215,653	—	—	234,182	234,182
Total gross sales	305,317	42,247	215,653	563,217	269,730	49,405	234,182	553,317
Less sales incentives	(1,259)	(3,910)	(1,190)	(6,359)	(1,069)	(4,293)	(1,126)	(6,488)
Less inter-company eliminations	(700)	(1,642)	—	(2,342)	(872)	(1,689)	—	(2,561)
Net sales	$303,358	$36,695	$214,463	$554,516	$267,789	$43,423	$233,056	$544,268

	Fresh	Calavo		Interco.
	products	Foods	RFG	Elimins.	Total
	(All amounts are presented in thousands)
Three months ended April 30, 2020
Net sales	$170,868	$17,853	$93,529	$(1,084)	$281,166
Cost of sales	156,463	12,919	90,793	(1,084)	259,091
Gross profit	$14,405	$4,934	$2,736	$—	$22,075

Three months ended April 30, 2019
Net sales	$151,212	$22,041	$113,992	$(1,009)	$286,236
Cost of sales	123,388	15,495	111,525	(1,009)	249,399
Gross profit	$27,824	$6,546	$2,467	$—	$36,837

Six months ended April 30, 2020
Net sales	$304,058	$38,337	$214,463	$(2,342)	$554,516
Cost of sales	283,071	27,051	208,853	(2,342)	516,633
Net sales	$20,987	$11,286	$5,610	$—	$37,883

Six months ended April 30, 2019
Net sales	$268,661	$45,112	$233,056	$(2,561)	$544,268
Cost of sales	219,979	31,823	227,353	(2,561)	476,594
Gross profit	$48,682	$13,289	$5,703	$—	$67,674

For the three months ended April 30, 2020 and 2019, intercompany sales and cost of sales of $0.2 million and $0.4 million between Fresh products and RFG were eliminated. For the six months ended April 30, 2020 and 2019, intercompany sales and cost of sales of $0.7 million and $0.9 million between Fresh products and RFG were eliminated. For the three months ended April 30, 2020 and 2019, intercompany sales and cost of sales of $0.8 million and $0.7 million between Calavo Foods and RFG were eliminated. For the six months ended April 30, 2020 and 2019, intercompany sales and cost of sales of $1.6 million and $1.7 million between Calavo Foods and RFG were eliminated.

Sales to customers outside the U.S. were approximately $5.8 million, and $10.1 million for the three months ended April 30, 2020 and 2019. Sales to customers outside the U.S. were approximately $15.4 million, and $19.2 million for the six months ended April 30, 2020 and 2019.

Our foreign operations in Mexico are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries in Mexico is the United States dollar (U.S. dollar). As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements and foreign currency transactions are recognized within cost of sales. Due to the extraordinary foreign exchange market volatility of the Mexican peso caused primarily by the COVID-19 pandemic, we recognized significant foreign currency remeasurement losses in the current quarter. These losses were due primarily to certain significant long-term net peso receivables for which hedging is not economically feasible. The Mexican peso weakened significantly compared to the U.S. dollar from 18.91 (MX peso to U.S. dollar) at January 31, 2020 to 23.93 (MX peso to U.S. dollar) at April 30, 2020. Foreign currency remeasurement losses, net of gains, for the three months ended April 30, 2020 and 2019 were $3.4 million and $0.2 million. For the six months ended April 30, 2020, foreign currency remeasurement losses, net of gains were $3.3 million. For the six months ended April 30, 2019, foreign currency remeasurement gains, net of losses was insignificant.

Long-lived assets attributed to geographic areas as of April 30, 2020 and October 31, 2019, are as follows (in thousands):

	United States	Mexico	Consolidated
April 30, 2020	$100,247	$31,167	$131,414
October 31, 2019	$98,224	$33,874	$132,098

3.	Inventories

Inventories consist of the following (in thousands):

	April 30,	October 31,
	2020	2019

Fresh fruit	$19,419	$15,874
Packing supplies and ingredients	11,366	11,370
Finished prepared foods	16,123	9,645
	$46,908	$36,889

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions. Inventory includes reserves of $0.3 million in slow moving and obsolete packing supply inventory as of April 30, 2020 and October 31, 2019. No additional inventory reserve was considered necessary as of April 30, 2020 and October 31, 2019.

4.	Related party transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. For the three months ended April 30, 2020 and 2019, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $5.9 million and $2.1 million. For the six months ended April 30, 2020 and 2019, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $6.1 million and $2.1 million. Amounts payable to these Board members were $2.1 million as of April 30, 2020. We did not have any amounts payable to these Board members as of October 31, 2019.

During the three and six months ended April 30, 2020 and 2019, we received $0.1 million as dividend income from Limoneira Company (Limoneira). In addition, we lease office space from Limoneira for our corporate office. We paid rent expense to Limoneira totaling $0.1 million for the three months ended April 30, 2020 and 2019. We paid rent expense to Limoneira totaling $0.2 million for the six months ended April 30, 2020 and 2019. Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company. As of April 30, 2020, we own less than 10% of Limoneira’s outstanding shares.

We currently have a member of our Board of Directors who also serves as a partner in the law firm of TroyGould PC, which frequently represents Calavo as legal counsel. During the three months ended April 30, 2020 and 2019, Calavo Growers, Inc. paid fees totaling $0.1 million to TroyGould PC. During the six months ended April 30, 2020 and 2019, Calavo Growers, Inc. paid fees totaling $0.2 million to TroyGould PC.

As of April 30, 2020, and October 31, 2019, we had an investment of $5.2 million and $4.9 million, representing Calavo Sub’s 50% ownership in Agricola Don Memo, S.A. de C.V. (“Don Memo”), which was included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. As of April 30, 2020 and October 31, 2019, we had outstanding advances of $3.3 million and $3.7 million to Don Memo. During the three months ended April 30, 2020 and 2019, we recorded $0.6 million and $0.2 million of cost of sales to Don Memo pursuant to our consignment agreement. During the six months ended April 30, 2020 and 2019, we recorded $4.6 million and $5.9 million of cost of sales to Don Memo pursuant to our consignment agreement.

We make advances to Agricola Belher (“Belher”) for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. We had grower advances due from Belher totaling $4.5 million as of April 30, 2020 and October 31, 2019, which are netted against the grower payable. In addition, we had infrastructure advances due from Belher of $2.6 million as of April 30, 2020 and October 31, 2019. $0.8 million of these infrastructure advances were recorded as a receivable in prepaid and other current assets. The remaining $1.8 million of these infrastructure advances were recorded in other assets. During the three months ended April 30, 2020 and 2019, we recorded $15.7 million and $12.4 million of cost of sales to Belher pursuant to our consignment agreement. During the six months ended April 30, 2020 and 2019, we recorded $19.6 million and $17.6 million of cost of sales to Belher pursuant to our consignment agreement.

In August 2015, we entered into Shareholder’s Agreement with various Mexican partners and created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”). Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. As of April 30, 2020, this entity was approximately 83% owned by Calavo and was consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico, which began operations in June of 2017. During the three months ended April 30, 2020 and 2019, we purchased approximately $1.5 million and $1.0 million of avocados from the partners of Avocados de Jalisco. During the six months ended April 30, 2020 and 2019, we purchased approximately $1.9 million and $2.0 million of avocados from the partners of Avocados de Jalisco.

As of April 30, 2020, and October 31, 2019, we have an equity investment of $4.6 million and $5.8 million in FreshRealm, LLC (“FreshRealm”). We record the amount of our investment in FreshRealm in “Investment in unconsolidated entities” on our Consolidated Condensed Balance Sheets and recognize losses in FreshRealm in “Income/ (loss) from unconsolidated entities” in our Consolidated Condensed Statement of Income. See Note 12 for additional information. As of April 30, 2020, our ownership percentage in FreshRealm was approximately 37%.

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

During our first quarter of fiscal 2019, we loaned FreshRealm $7.5 million in unsecured notes receivable. During our second quarter of fiscal 2019, we loaned an additional $4.2 million on an unsecured basis to FreshRealm under similar terms. During our third quarter of fiscal 2019, we loaned an additional $5.4 million on an unsecured basis to FreshRealm under similar terms. During our fourth quarter of fiscal 2019, we loaned an additional $3.7 million to FreshRealm. At such time, we entered into an agreement with FreshRealm wherein all of the outstanding loan amount owed by FreshRealm to us would be secured by substantially all of the assets of FreshRealm.

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

On April 1, 2020, we entered into another Unit Purchase and Subscription Agreement with FreshRealm, where FreshRealm raised $4.0 million of additional equity from existing members. As part of that round, we invested $0.5 million in cash and additionally converted the $1.0 million short-term advanced in February 2020 into equity. Our ownership percentage in FreshRealm remained unchanged at 37%.

As of April 30, 2020, and October 31, 2019, we have $34.0 million and $35.2 million in note receivables (including interest) from FreshRealm.

On April 1, 2020, in connection with the $4.0 million capital raise previously mentioned, we entered into the 10th amendment to the FreshRealm promissory note which adjusted the interest rate on the notes receivable from 10% to 3% effective April 1, 2020. This interest rate reduction was meant to serve as inducement for other investors to participate in FreshRealm’s on-going capital raise and was contingent on FreshRealm completing that equity round. They successfully raised the full $4 million equity round by the May 15, 2020 deadline. The entire principal balance of these notes shall be due and payable in full on April 1, 2022. If FreshRealm fails to make monthly interest payments beginning October 31, 2020, then the maturity date shall be reverted to November 1, 2020. Calavo has the option for up to two additional and separate one-year extensions of April 1, 2023 and April 1, 2024. At April 30, 2020 and October 31, 2019 we have a receivable of $3.9 million and $2.4 million related to accrued interest that we have recorded with note receivables from FreshRealm on the balance sheet.

Three officers and five members of our board of directors have investments in FreshRealm as of April 30, 2020. In addition, as of April 30, 2020 and October 31, 2019, we have a loan to FreshRealm members of approximately $0.2 million. In October and December 2017, our former Chairman and Chief Executive Officer invested $7.0 million and $1.5 million into FreshRealm. In January 2018, one of our non-executive directors invested $1.8 million into FreshRealm. In the second quarter of fiscal 2018, two of our non-executive directors invested $1.2 million into FreshRealm. In October 2019, our former Chairman and Chief Executive Officer invested $0.5 million in FreshRealm. In October 2019, one of our non-executive directors invested $0.2 million into FreshRealm. In April 2020, our former Chairman and Chief Executive Officer invested $0.4 million in FreshRealm, and two other members of the board of directors invested an additional $0.1 million.

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

We provide storage services to FreshRealm from select Value-Added Depots and RFG facilities. We have received $0.1 million and $0.1 million in storage services revenue from FreshRealm in the three months ended April 30, 2020 and 2019. We have received $0.3 million and $0.2 million in storage services revenue from FreshRealm in the six months ended April 30, 2020 and 2019. For the three months ended April 30, 2020 and 2019, RFG has sold $0.1 million and $0.3 million of products to FreshRealm. For the six months ended April 30, 2020 and 2019, RFG has sold $0.3 million and $1.9 million of products to FreshRealm.

The previous owners of RFG, one of which is currently the CEO of Calavo, have a majority ownership of certain entities that historically provided various services to RFG, specifically LIG Partners, LLC and THNC, LLC who leased property to certain RFG operating entities. In the first quarter of fiscal 2020, these facilities were sold to an unaffiliated third party and our lease has transferred to those new owners.  See the following tables for the related party activity for fiscal years 2020 and 2019:

	Three months ended April 30,
(in thousands)	2020	2019
Rent paid to LIG	$80	$122
Rent paid to THNC, LLC	$132	$198

	Six months ended April 30,
(in thousands)	2020	2019
Rent paid to LIG	$80	$261
Rent paid to THNC, LLC	$132	$397

5.	Other assets

Other assets consist of the following (in thousands):

	April 30,	October 31,
	2020	2019
Mexican IVA (i.e. value-added) taxes receivable (see note 11)	$24,720	$27,592
Infrastructure advance to Agricola Belher	1,800	1,800
Intangibles, net (see note 15)	11,090	435
Other	1,620	1,514
	$39,230	$31,341

Intangible assets consist of the following (in thousands):

		April 30, 2020			October 31, 2019
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	7 years	$17,340	$(7,929)	$9,411	$7,640	$(7,640)	$—
Trade names	10 years	4,060	(2,784)	1,276	2,760	(2,760)	—
Trade secrets/recipes	9.3 years	630	(502)	128	630	(470)	160
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$22,305	$(11,215)	$11,090	$11,305	$(10,870)	$435

We anticipate recording amortization expense of $0.8 million for the remainder of fiscal 2020, $1.6 million for fiscal year 2021, $1.6 million for fiscal year 2022, $1.5 million for fiscal year 2023, and $5.4 million thereafter.

On February 14, 2020, we completed the acquisition of SFFI. As part of this acquisition, $9.7 million has been assigned to customer relationships with a life of 7 years and $1.3 million has been assigned to trade names with a life of 10 years. Amortization recorded in fiscal 2020 related to this acquisition was $0.3 million.

See Note 11 for additional information related to Mexican IVA taxes receivable.

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

On April 22, 2020, three of our former officers were granted a total 18,324 unrestricted shares, as part of their past services. The closing price of our stock on such date was $61.09. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $1.1 million for the three and six months ended April 30, 2020.

On January 2, 2020, all 12 of our non-employee directors were granted 1,500 restricted shares, as part of their annual compensation, each (total of 18,000 shares). These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $87.21. On January 2, 2021, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.4 million for the three months ended April 30, 2020. The total recognized stock-based compensation expense for these grants was $0.5 million for the six months ended April 30, 2020.

On December 18, 2019, our executive officers were granted a total of 31,158 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $87.63. These shares vest in one-third increments, on an annual basis, beginning December 18, 2020. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.2 million for the three months ended April 30, 2020. The total recognized stock-based compensation expense for these grants was $0.3 million for the six months ended April 30, 2020.

A summary of restricted stock activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2019	69	$71.74
Vested	(51)	$70.48
Forfeited	(14)	$84.54
Granted	49	$87.48
Outstanding at April 30, 2020	53	$86.02	$3,086

The total recognized stock-based compensation expense for restricted stock was $1.8 million and $0.9 million for the three months ended April 30, 2020 and 2019. The total recognized stock-based compensation expense for restricted stock was $2.7 million and $1.8 million for the six months ended April 30, 2020 and 2019. Total unrecognized stock-based compensation expense totaled $3.4 million as of April 30, 2020 and will be amortized through fiscal year 2023.

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2019	2	$19.20
Exercised	(2)	$19.20
Outstanding at April 30, 2020	—	$—	$—
Exercisable at April 30, 2020	—	$—	$—

The total recognized and unrecognized stock-based compensation expense was insignificant for the three and six months ended April 30, 2020. The total recognized and unrecognized stock-based compensation expense was insignificant for the three and six months ended April 30, 2020.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2019	18	$41.91
Exercised	(2)	$23.48
Outstanding at April 30, 2020	16	$44.21	$215
Exercisable at April 30, 2020	12	$45.59	$145

At April 30, 2020, outstanding and exercisable stock options had a weighted-average remaining contractual term of 3.6 years and 2.6 years. The total recognized and unrecognized stock-based compensation expense was insignificant for the three and six months ended April 30, 2020 and 2019.

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

As a result, in April 2019, the MFM issued a final tax assessment to CDM (the “2011 Assessment”) totaling approximately $2.2 billion Mexican pesos (approx. $91.9 million USD at April 30, 2020) related to Income Tax, Flat Rate Business Tax and Value Added Tax, corresponding to the fiscal year 2011 tax audit. We have consulted with an internationally recognized tax advisor and continue to believe this tax assessment is without merit. Therefore, we filed an administrative appeal challenging the MFM’s 2011 assessment on June 12, 2019. The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities, forcing the legal office within the MFM to rule on the matter. This process preserves the taxpayer’s right to litigate in tax court if the administrative appeal process ends without a favorable or just resolution. Furthermore, in August 2018, we received a favorable ruling from Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) central legal department in Mexico City on another tax matter (see footnote 11 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2011 Assessment. We believe this recent ruling undermines the Assessment we received in April 2019. We believe we have the legal arguments and documentation to sustain the positions challenged by the MFM.

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

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (approx. $108.7 million USD at April 30, 2020) related to Income Tax, Flat Rate Business Tax, and Value Added Tax, related to this fiscal 2013 tax audit.  Additionally, the tax authorities have determined that we owe an employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $4.9 million USD at April 30, 2020).

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

The following table sets forth our financial assets and liabilities as of April 30, 2020 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(All amounts are presented in thousands)
Assets at Fair Value:
Investment in Limoneira Company(1)	$22,392	-	-	$22,392
Total assets at fair value	$22,392	-	-	$22,392

(1)    The investment in Limoneira Company consists of marketable securities in the Limoneira Company common stock. We currently own less than 10% of Limoneira’s outstanding common stock. These securities are measured at fair value using quoted market prices. For the three months ended April 30, 2020 and 2019, we recognized losses of $10.3 million and gains of $1.4 million on the consolidated condensed statement of income. For the six months ended April 30, 2020 and 2019, we recognized losses of $9.3 million and $3.1 million on the consolidated condensed statement of income.

9.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Three months ended April 30,
Avocados de Jalisco noncontrolling interest	2020	2019

Noncontrolling interest, beginning	$1,625	$1,742
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(129)	(67)
Noncontrolling interest, ending	$1,496	$1,675

	Six months ended April 30,
Avocados de Jalisco noncontrolling interest	2020	2019

Noncontrolling interest, beginning	$1,688	$1,748
Net income attributable to noncontrolling interest of Avocados de Jalisco	(192)	(73)
Noncontrolling interest, ending	$1,496	$1,675

10.	Earnings per share

Basic and diluted net income per share is calculated as follows (data in thousands, except per share data):

	Three months ended April 30,		Six months ended April 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Calavo Growers, Inc.	$(3,278)	$16,345	$(4,216)	$20,832
Denominator:
Weighted average shares – Basic	17,550	17,530	17,543	17,514
Effect of dilutive securities – Restricted stock/options	—	79	—	68
Weighted average shares – Diluted	17,550	17,609	17,543	17,582
Net income (loss) per share attributable to Calavo Growers, Inc:
Basic	$(0.19)	$0.93	$(0.24)	$1.19
Diluted	$(0.19)	$0.93	$(0.24)	$1.18

11.	Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of April 30, 2020, and October 31, 2019, CDM IVA receivables totaled $24.7 million (591.5 million Mexican pesos) and $27.6 million (529.6 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2020, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances through regular administrative processes, but certain amounts may ultimately need to be recovered via legal means and/or administrative appeals.

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

In spite of the favorable ruling from the SAT’s central legal department in Mexico City, as discussed above, the local SAT office continues to believe that CDM is not properly documented relative to its declared tax structure. As a result, they believe CDM cannot claim certain refundable IVA balances, specifically regarding our IVA refunds related to January through December of 2013, 2014, and 2015, and January 2017. CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes. With assistance of our internationally recognized tax advisory firm, as of April 30, 2020, CDM has filed (or has plans to file) administrative appeals for the IVA related to the preceding months. A response to these administrative appeals is currently pending resolution.

We believe that our operations in Mexico are properly documented. Furthermore, our internationally recognized tax advisors believe that there are legal grounds to prevail in the Federal Tax Court and that therefore, the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts.

12. FreshRealm

A VIE refers to a legal business structure in which an investor has a controlling interest, despite not having a majority of voting rights; or a structure involving equity investors that do not have sufficient resources to support the ongoing operating needs of the business. Due primarily to FreshRealm utilizing substantially more debt to finance its activities, in addition to its existing equity, we continue to believe that FreshRealm should be considered a VIE. In evaluating whether we are the primary beneficiary of FreshRealm, we considered several factors, including whether we (a) have the power to direct the activities that most significantly impact FreshRealm’s economic performance and (b) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE. We were not the primary beneficiary of FreshRealm at April 30, 2020 because the nature of our involvement with the activities of FreshRealm does not give us the power to direct the activities that most significantly impact its economic performance. We do not have a future obligation to fund losses or debts on behalf of FreshRealm. We may, however, voluntarily contribute funds. In the accompanying statements of income, we have presented the income (loss) from unconsolidated entities, subsequent to the provision for income taxes for all periods presented.

We record the amount of our investment in FreshRealm, totaling $4.6 million at April 30, 2020, in “Investment in unconsolidated entities” on our Consolidated Condensed Balance Sheets and recognize losses in FreshRealm in “Income/(loss) from unconsolidated entities” on our Consolidated Condensed Statement of Income.

For the three months ended April 30, 2020 and 2019, FreshRealm incurred losses totaling $5.1 million and $7.4 million. For the six months ended April 30, 2020 and 2019, FreshRealm incurred losses totaling $14.4 million and $18.7 million. Effective December 16, 2018, FreshRealm completed a “check the box” tax election to change their entity classification for tax purposes to that of a corporation.  To effect this change, FreshRealm, among other things, amended its operating agreement to eliminate the appropriate language related to the flow-through tax consequences of its prior tax status (Seventh Amended and Restated LLC Agreement) and checked the appropriate box on Form 8832 which it then filed with the Internal Revenue Service (IRS).  As a result, losses incurred by FreshRealm from November 1, 2018 to December 15, 2018 were recorded in accordance with FASB Accounting Standards Codification (“ASC”) 810, ASC 323, and ASC 970, which mandate that the recognition of losses for an unconsolidated subsidiary be handled in a manner consistent with cash distributions upon liquidation of the entity when such distributions are different than the investors percentage ownership. As such, we recorded 100% of FreshRealm’s losses from November 1, 2018 through December 15, 2018 totaling $4.2 million. Losses incurred by FreshRealm from December 16, 2018 to January 31, 2019 (after the change in tax status was effective) were recorded to reflect our proportionate share of FreshRealm losses which totaled $2.7 million. As a result, we realized total losses of $6.9 million in our first fiscal quarter of 2019. During our first fiscal quarter of 2020, we recorded losses of approximately $3.5 million, reflecting our proportionate share of FreshRealm losses. During our three and six months ended April 30, 2020, we recorded losses of approximately $1.9 million and $5.4 million, reflecting our proportionate share of FreshRealm losses. As a result of FreshRealm’s recent change in tax status (described above), future operating results for FreshRealm will be allocated to its owners based on ownership percentage.

As of April 30, 2020, and October 31, 2019, we have note receivables from FreshRealm totaling $34.0 million and $35.2 million. See Note 4 for further information.

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

Except for the performance guarantee noted above (for which we are unable to quantify our current exposure, if any), our exposure to the obligations of FreshRealm is generally limited to our interests in it.  We believe our maximum exposure to loss in FreshRealm is the carrying value of our investment and our notes to it, which totaled $4.6 million and $34.0 million, as of April 30, 2020.  See Note 4 for more information. Our maximum exposure to loss could increase in the future if FreshRealm receives additional financing (i.e. equity or debt) from Calavo.  We are under no obligation to provide FreshRealm additional financing.

Unconsolidated Significant Subsidiary

As described in Note 4, we own approximately 37% of FreshRealm as of April 30, 2020 and October 31, 2019. In accordance with Rule 10-01(b)(1) of Regulation S-X, which applies for interim reports on Form 10-Q, we must determine if our unconsolidated subsidiaries are considered, “significant subsidiaries”. In evaluating our investments, there are two tests utilized to determine if our subsidiaries are considered significant subsidiaries: the income test and the investment test. Rule 10-01(b)(1) of Regulation S-X requires summarized income statement information of an unconsolidated subsidiary in an interim report if either of the two tests exceed 20%. Pursuant to Rule 10-01(b)(1) of Regulation S-X, this requires summarized income statement information of FreshRealm in our first fiscal quarter Form 10-Q.

The following table shows summarized financial information for FreshRealm (in thousands):

Income Statement:

	Three months ended April 30,		Six months ended April 30,
	2020	2019	2020	2019

Net sales	$5,754	$3,701	$13,709	$12,589
Gross loss	(507)	(1,480)	(1,759)	(4,371)
Selling, general and administrative	(3,875)	(4,525)	(8,214)	(10,528)
Other	(713)	(1,366)	(4,452)	(3,850)
Net loss	$(5,095)	$(7,371)	$(14,425)	$(18,749)

13. Revenue recognition

Effective at the beginning of our fiscal 2019, the Company adopted Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers," and all the related amendments ASC 606 using the modified retrospective method of adoption. ASC 606 consists of a comprehensive revenue recognition standard, which requires the recognition of revenue when control of promised goods are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled.

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

Principal vs. Agent Considerations

The Company frequently enters into consignment arrangements with avocado and tomato growers and packers located outside of the U.S. and growers of certain perishable products in the U.S. We evaluated whether its performance obligation is a promise to transfer services to the customer (as the principal) or to arrange for services to be provided by another party (as the agent) using a control model. This evaluation determined that the Company is in control of establishing the transaction price, managing all aspects of the shipments process and taking the risk of loss for delivery, collection, and returns. Based on the Company’s evaluation of the control model, it determined that all of the Company’s major businesses act as the principal rather than the agent within their revenue arrangements, and that such revenues should be reported on a gross basis.

14. Leases

The impact of applying ASC 842 effective as of November 1, 2019, to the Company’s condensed consolidated statements of operations and cash flows was not significant. The major impacts to the balance sheet at the effective date were 1) the addition of $65.7 million in operating lease assets and $69.6 million of operating lease liabilities, 2) the removal of approximately $3.7 million and $1.2 million of deferred rent and other long-term obligations, respectively, and 3) a cumulative-effect adjustment for the adoption of ASC 842 of $1.2 million was recorded to retained earnings, which relates to the gain previously recognized in accordance with ASC 840 on its sale and operating leaseback of the Temecula facility.

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

The standard provides a number of optional practical expedients and policy elections in transition. We have elected to apply the package of practical expedients under which we will not reassess under the standard our prior conclusions about lease classification and initial direct costs. We have elected the short-term lease recognition exemption for all leases that qualify (under one year term), meaning we will recognize expense on a straight-line basis and will not include the recognition of a right-of-use asset or lease liability. We will account for lease and non-lease components as a single-lease component for all leases except building leases. Lease and non-lease components will be accounted for separately for building leases.

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

Lease Position

The following table presents the lease-related assets and liabilities recorded on the balance sheet as of April 30, 2020 (in thousands):

		April 30,
		2020

Assets
Current assets:
Operating lease assets	Operating lease right-of-use assets	$63,678
Finance lease assets	Property, plant and equipment, net	5,900
		$69,578
Liabilities
Current liabilities:
Operating	Current portion of operating leases	$6,218
Finance	Current portion of long-term debt and finance leases	847
Long-term obligations
Operating	Long-term operating leases, less current portion	61,443
Finance	Long-term debt and finance leases, less current portion	5,219
		$73,727

Weighted-average remaining lease term:
Operating leases	10.4 years
Finance leases	9.0 years

Weighted-average discount rate:
Operating leases	2.84%
Finance leases	3.51%

Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases for the three and six months ended April 30, 2020 (in thousands):

	Three months ended	Six months ended
	April 30, 2020	April 30, 2020
Amortization of financing lease assets	$251	$469
Operating lease cost	2,063	4,125
Short-term lease cost	1,022	1,649
Interest on financing lease liabilities	57	113
Total lease cost	$3,393	$6,356

Other Information

The following table presents supplemental cash flow information related to the leases for the three and six months ended April 30, 2020 (in thousands):

	Three months ended	Six months ended
Cash paid for amounts included in the measurement of lease liabilities	April 30, 2020	April 30, 2020
Operating cash flows for operating leases	$2,019	$3,931
Financing cash flows for finance leases	212	410
Operating cash flows for finance leases	57	94

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the first five years and total remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of April 30, 2020 (in thousands):

	Operating	Finance
	Leases	Leases
Remainder of 2020	$4,064	$478
2021	8,114	957
2022	8,000	948
2023	7,816	942
2024	7,448	666
Thereafter	43,317	3,246
Total lease payments	78,759	7,237
Less: imputed interest	11,098	1,171
Total lease liability	$67,661	$6,066

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

Present value of future minimum lease payments as of October 31, 2019 consist of $5.4 million included in long-term obligations and finance leases and $0.8 million included in current portion of long-term obligations and finance leases.

15. Acquisition of Simply Fresh Fruit

On January 21, 2020, we announced that our Renaissance Food Group (RFG) subsidiary has signed a definitive agreement to acquire SFFI Company, Inc. doing business as Simply Fresh Fruit (SFFI). In February 2020, we completed our acquisition of SFFI. We paid $18.4 million in cash for 100% of SFFI (net of cash acquired). Founded in 1999 and based in Vernon, Calif., privately held SFFI is a processor and supplier of a broad line of fresh-cut fruit, principally serving the foodservice and hospitality markets. Its focus in those industries is anticipated to be highly complementary to the retail-grocery expertise of Calavo’s RFG business segment and will be included in the RFG segment going forward.

The acquisition was accounted for as a business combination using the acquisition method of accounting. The preliminary allocation of the purchase price is based on management’s analysis, including preliminary work performed by third party valuation specialists as of the acquisition date. We have determined the estimated fair values using Level 3 inputs after review and consideration of relevant information, including the projected cash flows, discount rates, customer attrition rates and other estimates made by management. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, and the excess was recognized as goodwill. We are in the process of completing the purchase price allocation and expect to have it finalized within the 12 month measurement period.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

At February 14, 2020

2020
Current assets (including cash of $623)	$4,101
Property, plant, and equipment	1,413
Goodwill	9,815
Intangible assets	11,000
Total assets acquired	26,329
Current liabilities	(4,419)
Deferred taxes	(2,891)
Total liabilities acquired	(7,310)
Net assets acquired	$19,019

Of the $11.0 million of intangible assets, $9.7 million was assigned to customer relationships with a life of 7 years, and $1.3 million to trade names with a life of 10 years. We incurred $0.3 million in transaction costs related to the acquisition, which is included in selling, general and administrative expenses in our consolidated statements of operations for the three months ended April 30, 2020.

The financial effect of this acquisition was not material to our statement of operations, and we have not presented pro forma results of operations for the acquisition because it is not significant to our consolidated statements of operations.

Note 16. Credit Facility

We have a revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West, as joint lead arranger. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases.  Total credit available under this agreement is $80 million and will expire in June 2021. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our current credit agreement, the weighted-average interest rate was 2.5% and 3.8% at April 30, 2020 and October 31, 2019.  Under these credit facilities, we had $45.0 million outstanding as April 30, 2020.  There was nothing outstanding as of October 31, 2019.

     This Credit Facility contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We are in compliance with all financial covenants.

17. COVID-19 Pandemic Impact

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The COVID-19 pandemic has created challenging and unprecedented conditions for our business, and we are committed to taking action in support of a Company-wide response to the crisis. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. We believe we are well positioned for the future as we continue to navigate the crisis and prepare for an eventual return to a more normal operating environment. We have successfully implemented contingency plans overseen by our management teams in the U.S. and in Mexico to monitor the evolving needs of our businesses in those countries, as well as those related to our Peru partner in consignment avocado sales.

The COVID-19 pandemic began to have an adverse impact on our results of operations in the month of March, resulting in cancelled orders, altered customer buying patterns, delays in potential new business opportunities, losses on product unable to be sold, reductions in margins related to lower manufacturing throughput, and changes to integration plans for an acquired entity. The effects of the pandemic were more pronounced in the portions of our business servicing foodservice customers business and to a lesser extent certain segments of our retail business, including behind-the-glass deli and grab-and-go convenience items. While we have managed the pandemic well, with improving results in April and minimal disruption to our overall business thus far, the continuing impact of the pandemic on our future consolidated results of operations is uncertain.

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

Recent Developments

COVID-19 Pandemic Impact

The COVID-19 pandemic has created challenging and unprecedented conditions for our business, and we are committed to taking action in support of a Company-wide response to the crisis. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. We believe we are well positioned for the future as we continue to navigate the crisis and prepare for an eventual return to a more normal operating environment. We have successfully implemented contingency plans overseen by our management teams in the U.S. and in Mexico to monitor the evolving needs of our businesses in those countries, as well as those related to our Peru partner in consignment avocado sales.

The COVID-19 pandemic began to have an adverse impact on our results of operations in the month of March, resulting in cancelled orders, altered customer buying patterns, delays in potential new business opportunities, losses on product unable to be sold, reductions in margins related to lower manufacturing throughput, and changes to integration plans for an acquired entity. The effects of the pandemic were more pronounced in the portions of our business servicing foodservice customers business and to a lesser extent certain segments of our retail business, including behind-the-glass deli and grab-and-go convenience items. While we have managed the pandemic well, with improving results in April and minimal disruption to our overall business thus far, the continuing impact of the pandemic on our future consolidated results of operations is uncertain.

Organizational changes

On February 1, 2020, James Gibson became Chief Executive Officer, succeeding Lecil Cole, who retired on January 31, 2020. Mr. Gibson has served as President of Calavo’s RFG division since October 26, 2017 and previously served as Chief Operating Officer and a founding member of RFG since 2003.

On March 10, 2020, Joel Silva was promoted to Corporate Controller and Chief Accounting Officer, succeeding James Snyder, who resigned on March 6, 2020, to join a company in the financial services sector. Previously Mr. Silva was Division Controller for our Fresh and Foods divisions.

On May 11, 2020, Kevin Manion became Chief Financial Officer, succeeding John Lindeman, who resigned on March 11, 2020. Mr. Manion held financial leadership positions with companies including Century Snacks, Young’s Market Company, Bolthouse Farms, Hostess Brands, Nestle USA and Kraft General Foods.

On February 26, 2020, Lecil Cole retired as Chairman of the Board of Directors, although he remains a director of Calavo. On February 27, 2020, Mr. Link Leavens was appointed Chairman of the Board of Directors.

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

As a result, in April 2019, the MFM issued a final tax assessment to CDM (the “2011 Assessment”) totaling approximately $2.2 billion Mexican pesos (approx. $91.9 million USD at April 30, 2020) related to Income Tax, Flat Rate Business Tax and Value Added Tax, corresponding to the fiscal year 2011 tax audit. We have consulted with an internationally recognized tax advisor and continue to believe this tax assessment is without merit. Therefore, we filed an administrative appeal challenging the MFM’s 2011 assessment on June 12, 2019. The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities, forcing the legal office within the MFM to rule on the matter. This process preserves the taxpayer’s right to litigate in tax court if the administrative appeal process ends without a favorable or just resolution. Furthermore, in August 2018, we received a favorable ruling from Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) central legal department in Mexico City on another tax matter (see footnote 11 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2011 Assessment. We believe this recent ruling undermines the Assessment we received in April 2019. We believe we have the legal arguments and documentation to sustain the positions challenged by the MFM.

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

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (approx. $108.7 million USD at April 30, 2020) related to Income Tax, Flat Rate Business Tax, and Value Added Tax, related to this fiscal 2013 tax audit.  Additionally, the tax authorities have determined that we owe an employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $4.9 million USD at April 30, 2020).

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

Net Sales

The following table summarizes our net sales by business segment for each of the three and six months ended April 30, 2020 and 2019:

	Three months ended April 30,			Six months ended April 30,
	2020	Change	2019	2020	Change	2019

Gross sales:
Fresh products	$170,868	13%	$151,212	$304,058	13%	$268,661
Calavo Foods	17,853	(19)%	22,041	38,337	(15)%	45,112
RFG	93,529	(18)%	113,992	214,463	(8)%	233,056
Less intercompany eliminations	(1,084)	7%	(1,009)	(2,342)	(9)%	(2,561)
Total net sales	$281,166	(2)%	$286,236	$554,516	2%	$544,268

As a percentage of sales:
Fresh products	60.5%		52.6%	54.6%		49.1%
Calavo Foods	6.3%		7.7%	6.9%		8.2%
RFG	33.1%		39.7%	38.5%		42.6%
	100.0%		100.0%	100.0%		100.0%

Summary

Net sales for the three months ended April 30, 2020, compared to the corresponding period in fiscal 2019, decreased by $5.1 million, or approximately 2%. The decrease in sales, when compared to the same corresponding prior year period, was primarily related to declines in the Calavo Foods and RFG segments, partially offset by an increase in Fresh products segment. Net sales for the six months ended April 30, 2020, compared to the corresponding period in fiscal 2019, increased by $10.3 million, or approximately 2%. This increase in sales was primarily related to gains in the Fresh products segment, partially offset by decreases in the Calavo Foods and RFG segments.

For the three and six months ended April 30, 2020, our Fresh products segment had our largest percentage increase in sales. The increase in Fresh products sales was due primarily to an increase in sales of avocados and tomatoes. The decrease in RFG sales was due primarily to decreased sales from fresh-cut fruit & vegetables and prepared foods products. The decrease in Calavo Foods was due primarily to a decrease in the sales of prepared avocado products. See discussion below for further details.

All three segments of our business are subject to seasonal trends which can impact the volume and/or quality of raw materials sourced in any particular quarter. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Second Quarter 2020 vs. Second Quarter 2019

Sales for the Fresh products business increased by approximately $19.7 million, or 13%, for the second quarter of fiscal 2020, when compared to the same period for fiscal 2019. This increase in Fresh product sales during the second quarter of fiscal 2020 was primarily related to increased sales of avocados and tomatoes.

Sales of avocados increased $14.3 million, or 11%, for the second quarter of 2020, when compared to the same prior year period. The average avocado sales price per carton increased 15% compared to the same prior year period. The volume of avocados sold declined 4% during the period, primarily driven by a 5% lower overall industry volume of avocados sold in the US. Additionally, lower avocado demand among foodservice customers related to COVID-19, particularly in the period immediately following the implementation of stay-at-home orders, impacted avocado sales during the quarter.

Sales of tomatoes increased $4.8 million, or 33%, for the second quarter of 2020, when compared to the same prior year period. This increase in tomato sales was primarily due to a 37% increase in the average sales price per carton compared to the same prior year period, partially offset by a decrease of 3% of the number of tomato cartons sold.

Six Months Ended 2020 vs. Six Months Ended 2019

Sales for the Fresh products business increased by approximately $35.4 million, or 13%, for the six months ended April 30, 2020, when compared to the same period for fiscal 2019. This increase in Fresh product sales during the six months ended April 30, 2020 was primarily related to increased sales of avocados and tomatoes.

Sales of avocados increased $28.7 million, or 12%, for the six months ended April 30, 2020, when compared to the same prior year period. The average avocado sales price per carton increased 7% compared to the same prior year period. In addition, the volume of avocados sold during the six months ended April 30, 2020 increased 5% compared to the prior year period.

Sales of tomatoes increased $6.4 million, or 25%, for the six months ended April 30, 2020, when compared to the same prior year period. This increase in tomato sales was primarily due to a 33% increase in the average sales price per carton compared to the same prior year period, partially offset by a decrease of 6% of the number of tomato cartons sold.

Calavo Foods

Second Quarter 2020 vs. Second Quarter 2019

Sales for Calavo Foods for the quarter ended April 30, 2020, when compared to the same period for fiscal 2019, decreased $4.2 million, or 19%. Sales of prepared avocado products decreased by approximately $4.1 million, or 19%, primarily related to a decrease in the total volume of pounds sold. Sales of prepared avocado products were impacted primarily by a decline in demand from foodservice customers related to COVID-19 during the quarter.

Six Months Ended 2020 vs. Six Months Ended 2019

Sales for Calavo Foods for the six months ended April 30, 2020, when compared to the same period for fiscal 2019, decreased $6.8 million, or 15%. Sales of prepared avocado products decreased by approximately $6.6 million, or 15%, primarily related to a decrease in the total volume of pounds sold.

RFG

Second Quarter 2020 vs. Second Quarter 2019

Sales for RFG for the quarter ended April 30, 2020, when compared to the same period for fiscal 2019, decreased $20.5 million, or 18%. The decrease was primarily due to lower sales out of the Midwest, relating to the closure of RFG’s co-packing partner in that region. This was partially offset by additional sales in regions where RFG has added manufacturing capacity, most notably the Georgia facility which opened in April 2019, and from the Simply Fresh Fruit acquisition completed in February 2020. Additionally, changing consumer demand and buying patterns related to COVID-19 adversely impacted RFG’s sales during the quarter.

Six Months Ended 2020 vs. Six Months Ended 2019

Sales for RFG for the six months ended April 30, 2020, when compared to the same period for fiscal 2019, decreased $18.6 million, or 8%. The decrease was primarily due to lower sales out of the Midwest, relating to the closure of RFG’s co-packing partner in that region. This was partially offset by additional sales in regions where RFG has added manufacturing capacity, most notably the Georgia facility which opened in April 2019, and from the Simply Fresh Fruit acquisition completed in February 2020.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three and six months ended April 30, 2020 and 2019:

	Three months ended April 30,			Six months ended April 30,
	2020	Change	2019	2020	Change	2019

Gross Profit:
Fresh products	$14,405	(48)%	$27,824	$20,987	(57)%	$48,682
Calavo Foods	4,934	(25)%	6,546	11,286	(15)%	13,289
RFG	2,736	11%	2,467	5,610	(2)%	5,703
Total gross profit	$22,075	(40)%	$36,837	$37,883	(44)%	$67,674

Gross profit percentages:
Fresh products	8.4%		18.4%	6.9%		18.1%
Calavo Foods	27.6%		29.7%	29.4%		29.5%
RFG	2.9%		2.2%	2.6%		2.4%
Consolidated	7.9%		12.9%	6.8%		12.4%

Summary

Our cost of goods sold consists predominantly of ingredient costs (fruit, vegetables and other food products), packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Gross profit decreased by approximately $14.8 million, or 40%, for the second quarter of fiscal 2020, when compared to the same period for fiscal 2019. Gross profit decreased by approximately $29.8 million, or 44%, for the six months ended April 30, 2020, when compared to the same period for fiscal 2019. The decrease was primarily attributable to gross profit decreases across the Fresh products and Calavo Foods segments.

Fresh products

During our three months ended April 30, 2020, as compared to the same prior year period, the decrease in our Fresh products segment gross profit percentage was the result of decreased profit for avocados. For the second quarter ended April 30, 2020, the gross profit percentage for avocados was 8.4% compared to 18.4% in the second quarter of 2019. This decrease was primarily related to our strong performance during favorable market conditions in last year’s second quarter. In the current year quarter, we also experienced losses related to the COVID-19 crisis stemming from cancelled orders and returned shipments in late-March.

In addition, the strengthening of the U.S. Dollar in relation to the Mexican Peso during the quarter resulted in a $3.4 million loss related the remeasurement of peso dominated net assets at our Mexican subsidiaries. During the same period last year this remeasurement loss totaled only $0.2 million.

During our six months ended April 30, 2020, as compared to the same prior year period, the decrease in our Fresh products segment gross profit percentage was the result of decreased profit for avocados. For the six months ended April 30, 2020, the gross profit percentage for avocados was 6.9% compared to 18.1% in the same prior year period of fiscal

2019. This decrease was related to both the COVID-19 related impacts noted above during Q2 and the poor fruit quality issues described during our first quarter.

In addition, remeasurement losses related to the Mexican peso for our Mexican subsidiaries during the period totaled $3.3 million compared to de minimis losses during the year ago period.

Note that any additional significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profits for our Fresh products segment.

Calavo Foods

Calavo Foods’ gross profit percentage for the quarter ended April 30, 2020 was 27.6%, compared to 29.7% in the same prior year period. The decrease in Calavo Foods gross profit percentage was due primarily to an increase in fruit input costs, partially offset by lower manufacturing costs relating to both the facility process improvements completed last year and the weaker Mexican Peso.

Calavo Foods’ gross profit percentage for the six months ended April 30, 2020 was 29.4%, compared to 29.5% in the same prior year period. Note that any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Calavo Foods segments.

RFG

RFG’s gross profit percentage for the quarter ended April 30, 2020 was 2.9%, compared to 2.2% in the same prior year period. Gross profit and gross profit percentage generated by RFG’s pre-existing manufacturing operations (facilities opened more than one year) both increased compared to the same prior year period driven by better raw material costs and improved labor efficiency, partially offset by weaker overhead absorption as a result of COVID-19 related volume declines. New production facilities generated fewer losses on both a year-over-year and sequential period basis compared to the first quarter of 2020. Sales and gross profit in one specific geographic region served by RFG were constrained during our second fiscal quarter as a result of the previously discussed closure of RFG’s co-packer servicing that region.

RFG’s gross profit percentage for the six months ended April 30, 2020 was 2.6%, compared to 2.4% in the same prior year period. Gross profit increases at company operated facilities, were partially offset by lower profits out of regions served by co-pack partners during the period.

Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,
	2020	Change	2019	2020	Change	2019
	(Dollars in thousands)			(Dollars in thousands)
Selling, general and administrative	$14,504	(7)%	$15,657	$30,802	3%	$29,933
Percentage of net sales	5.2%		5.5%	5.6%		5.5%

Selling, general and administrative expenses of $14.5 million for the three months ended April 30, 2020 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses decreased by $1.2 million, or 7%, for the three months ended April 30, 2020, when compared to the same period for fiscal 2019. This was primarily related to a decrease in the accrual for performance-based senior management bonuses ($1.8 million), and a reduction in real estate commission expense related to the sale of the Temecula packinghouse last year ($0.4 million). These impacts were offset by certain management transition expenses incurred during the quarter ($1.1 million), an increase in salary & benefit expense ($0.7 million) and an increase in accrued severance ($0.3 million).

Selling, general and administrative expenses of $30.8 million for the six months ended April 30, 2020 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $0.9 million, or 3%, for the six months ended April 30, 2020, when compared to the same period for fiscal 2019. This was primarily related to certain management transition expenses incurred during the quarter ($1.1 million), an increase in professional service fees ($0.6 million), an increase in salary & benefit expense ($0.5 million), and approximately $0.3 million in transaction fees related to the acquisition of Simply Fresh Fruit. Partially offsetting these increases, is a decrease in the accrual for performance-based senior management bonuses ($1.7 million).

Loss from unconsolidated entities

	Three months ended April 30,			Six months ended April 30,
	2020	Change	2019	2019	Change	2018
	(Dollars in thousands)			(Dollars in thousands)
Loss from unconsolidated entities	$(2,177)	(31)%	$(3,136)	$(5,205)	(45)%	$(9,434)

Losses from unconsolidated entities includes our allocation of earnings or losses from our investments in FreshRealm and Don Memo. For the three months ended April 30, 2020, we recognized $0.3 million of losses related to Don Memo compared to $0.5 million of losses in the three months ended April 30, 2019. For the six months ended April 30, 2020, we recognized $0.2 million of income related to Don Memo compared to $0.1 million of income in the six months ended April 30, 2019. For the three months ended April 30, 2020 and 2019, we recognized $1.9 million and $2.6 million of losses related to FreshRealm. For the six months ended April 30, 2020 and 2019, we recognized $5.4 million and $9.5 million of losses related to FreshRealm. While we are unable to determine with certainty the future operating results of FreshRealm and future non-Calavo investments, if any, we anticipate recording additional non-cash losses from FreshRealm during the remainder of fiscal 2020. As a result of FreshRealm’s change in tax status on December 16, 2018, prior year results include a 100% allocation of FreshRealm losses prior to that date, with losses allocated to its owners based on ownership percentage thereafter. As has been the case since December 16, 2018, we expect that future operating results for FreshRealm will be allocated to its owners based on ownership percentage. As of April 30, 2020 our ownership was approximately 37%, and our total equity investment in and loan balance to FreshRealm were approximately $4.6 million, and $34.0 million, respectively. See Note 12 in our consolidated financial statements for more information.

Provision (benefit) for Income Taxes

	Three months ended April 30,			Six months ended April 30,
	2020	Change	2019	2020	Change	2019

Provision (benefit) for income taxes	$(1,208)	NA	$5,573	$(1,858)	NA	$7,106
Effective tax rate	26.2%		25.5%	29.7%		25.5%

Our tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. For the six months ended April 30, 2020, we recorded a discrete income tax benefit of approximately $0.2 million, pursuant to ASU 2016-09, Improvements to Employee Share-based Payment Accounting.  Our effective tax rate was higher for the six months ended April 30, 2020, as a result of discrete excess tax benefits on vesting share-based compensation in addition to the tax benefit associated with the year-to-date loss. We recognize the effects of tax legislation in the period in which the law is enacted.  Our deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse.

Liquidity and Capital Resources

Cash used by operating activities was $3.0 million for the six months ended April 30, 2020, compared to cash provided by operating activities of $26.6 million for the similar period in fiscal 2019. Cash used by operating activities for the six months ended April 30, 2020 reflect primarily our net loss of $4.4 million, plus add-backs for non-cash activities (depreciation and amortization, stock-based compensation expense, deferred taxes, losses from unconsolidated entities, net losses on Limoneira shares, interest income on Notes to FreshRealm, loss on disposal of property, plant and equipment and gain on the sale of the Temecula packinghouse) of $23.6 million and a net decrease in the components of our working capital of approximately $22.3 million.

Decreases in operating cash flows, caused by working capital changes, includes a net decrease in accounts payable and accrued expenses of $19.6 million, an increase in accounts receivable of $10.4 million, an increase in inventory of $9.3 million, an increase in income taxes receivable/payable of $6.0 million, and an increase in prepaid expenses and other current assets of $1.8 million, partially offset by, an increase in payable to growers of $14.6 million, and a decrease in advances to suppliers of $7.3 million and an decrease in other assets of $2.8 million.

The decrease in accounts payable and accrued expenses is primarily related to a decrease in payables to RFG co-packers and a reduction in discretionary spending. The increase in our accounts receivable, as of April 30, 2020 when compared to October 31, 2019, primarily reflects higher sales recorded in the month of April 2020 (due to higher avocado volumes and pricing). The increase in inventory is related to increases in both the volume and value of avocados on hand at April 30, 2020 when compared to October 31, 2019, as well as an increase in the volume of prepared guacamole products held in inventory. The increase in payable to growers primarily reflects an increase in our avocado grower liability related to California avocado volumes and Mexican avocado costs. The decrease in advances to suppliers primarily reflects the re-payment of preseason advances as a result of increased tomato sales. The decrease in other assets is due to a decrease in long-term Mexican IVA tax receivables from remeasurement due to the weakening of the Mexican peso (see Note 11 to our consolidated condensed financial statements).

Cash used in investing activities was $25.8 million for the six months ended April 30, 2020, which primarily related to the purchase of SFFI for $18.4 million net of cash received, purchases of property, plant and equipment of $5.9 million and additional investments in FreshRealm of $1.5 million.

Cash provided by financing activities was $24.1 million for the six months ended April 30, 2020, which related principally to net proceeds on our credit facilities totaling $45.0 million, partially offset by, the payment of our $19.4 million dividend, the payment of minimum withholding taxes on net share settlement of equity awards of $1.2 million, and payments of $0.4 million on our long-term debt obligations.

Our principal sources of liquidity are our existing cash balances, cash generated from operations and amounts available for borrowing under our existing Credit Facility, and our investment in Limoneira shares. Cash and cash equivalents as of April 30, 2020 and October 31, 2019 totaled $3.3 million and $8.0 million. Our working capital at April 30, 2020 was $25.4 million, compared to $36.9 million at October 31, 2019.

We believe that cash flows from operations and the available Credit Facility will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for at least the next twelve months. We will continue to pursue grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel growth in each of our business segments. We have a revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West, as joint lead arranger. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under this agreement is $80 million and will expire in June 2021. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our current credit agreement, the weighted-average interest rate was 2.5% and 3.8% at April 30, 2020 and October 31, 2019. Under these credit facilities, we had $45.0 million outstanding as April 30, 2020. There was nothing outstanding as of October 31, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of April 30, 2020.

(All amounts in thousands)	Expected maturity date April 30,
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$3,284	$—	$—	$—	$—	$—	$3,284	$3,284
Accounts receivable (1)	76,261	—	—	—	—	—	76,261	76,261
Notes receivable from FreshRealm (2)	—	33,970	—	—	—	—	33,970	33,970

Liabilities
Payable to growers (1)	$28,037	$—	$—	$—	$—	$—	$28,037	$28,037
Accounts payable (1)	7,555	—	—	—	—	—	7,555	7,555
Current borrowings pursuant to credit facilities (1)	45,000	—	—	—	—	—	45,000	45,000

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

(2)	On April 1, 2020, we entered into the 10th amendment to the FreshRealm promissory note which adjusted the interest rate on the notes receivable from 10% to 3% effective April 1, 2020. The entire principal balance of these notes shall be due and payable in full on April 1, 2022. If FreshRealm fails to make monthly interest payments beginning October 31, 2020, then the maturity date shall be reverted to November 1, 2020. Calavo has the option for up to two additional and separate one-year extensions of April 1, 2023 and April 1, 2024.

We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Management does, however, evaluate this opportunity from time to time. Total foreign currency remeasurement losses for the three months ended April 30, 2020 and 2019, net of gains, was $3.4 million and $0.2 million. Total foreign currency remeasurement losses for the six months ended April 30, 2020, net of gains, was $3.3 million. Total foreign currency remeasurement gains for the six months ended April 30, 2019, net of losses, was insignificant.

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

During the second quarter of fiscal 2020, we appointed a new Corporate Controller and CFO. These appointments resulted in a material change in our disclosure controls and procedures, but we have determined that these controls and procedures remained effective for the three months ended April 30, 2020.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

ITEM 1A. RISK FACTORS

The risk factors set forth below update the risk factors in our Annual Report on Form 10-K for the year ended October 31, 2019.  In addition to the risk factors below, you should carefully consider the risk factors discussed in our most recent Form 10-K report, which could materially affect our business, financial position, results of operations and the trading price of our common stock.  Further note, that the risks and uncertainties that we face are not limited to those set forth below and/or in the 2019 Form 10-K.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

The COVID-19 pandemic and resulting worldwide economic conditions are adversely affecting, and will likely continue to adversely affect, our business operations, financial condition, results of operations, and cash flows until such time as a vaccine and/or effective medical treatment is developed.

Manufacturing and Supply Chain Disruption—

We are experiencing operational challenges in the manufacturing of our products and the operation of the related supply chains supporting our ability to deliver our products to the consumer. These challenges include the implementation of health and safety measures to protect our employees, supplementing our workforce to compensate for employees disabled or temporarily unable to perform their duties, and temporary disruptions at certain of our manufacturing facilities. These conditions could lead to more prolonged disruptions and adverse financial impact in the future.

The mandated shelter in place and social distancing measures which are we are required to follow create challenges for the successful operation of our facilities. These same measures also impact the ability of our vendors, suppliers, logistics providers, distributors, and customers, to ultimately support the delivery of our products to consumers.

Uncertain Future Consumer Demand –

While we have not experienced a significant loss of demand for our products during this pandemic, continued economic deterioration in the markets in which our products are sold, including unemployment, reductions in disposable income, declining consumer confidence, and perception of our products as non-essential, could result in future declines in the demand for our products.

Costs to confront the Pandemic –

We have incurred, and may be required to continue to incur for an indeterminable period, increased costs related to overtime and sick pay, government mandated employee leave related to pandemic conditions, incremental pay for working under challenging conditions, temporary employees, temporary facility closures, sanitizing the work environment, and overall increased safety measures. Our operating results may be adversely affected if we fail to adequately manage these costs or if we experience significant unexpected costs in the future.

The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control. If we are unable to successfully manage our business through the challenges and uncertainty created by the COVID-19 pandemic, our business and operating results could be materially adversely affected.

If the COVID-19 pandemic results in a prolonged adverse impact on our operating results, our goodwill and other intangibles assets may be at risk of future impairment.

We have significant goodwill and intangibles balances recorded with respect to our RFG segment and the recently acquired Simply Fresh operations, which we periodically review for impairment. These assets are sensitive to any significant changes in related results of operations of the underlying businesses. The pandemic has had adverse effects on the RFG and Simply Fresh operations, although no impairment of the related goodwill and intangibles balances has occurred during the quarter ended April 30, 2020. However, we cannot predict the effects that any continued adverse conditions from the pandemic may have on the future impairment of these assets.

ITEM 6. EXHIBITS

10.1	Seventh Amended and Restated Limited Liability Agreement, dated February 27, 2019.
10.2	Sixth Amended and Restated Senior Promissory Note, dated as of September 18, 2019, between Calavo Growers, Inc. and FreshRealm, LLC.
10.3	Seventh Amendment to Senior Promissory Note, dated as of October 8, 2019, between Calavo Growers, Inc. and FreshRealm, LLC.

10.4	Eighth Amendment to Senior Promissory Note, dated as of November 25, 2019, between Calavo Growers, Inc. and FreshRealm, LLC.

10.5	Ninth Amendment to Senior Promissory Note, dated as of December 17, 2019, between Calavo Growers, Inc. and FreshRealm, LLC.

10.6	Tenth Amendment to Senior Promissory Note, dated as of April 1, 2020, between Calavo Growers, Inc. and FreshRealm, LLC.

10.7	Eleventh Amendment to Senior Promissory Note, dated as of April 17, 2020, between Calavo Growers, Inc. and FreshRealm, LLC.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended April 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of April 30, 2020 and October 31, 2019; (2) Consolidated Condensed Statements of Income for the three and six months ended April 30, 2020 and 2019; (3) Consolidated Condensed Statements of Cash Flows for the three and six months ended April 30, 2020 and 2019; (4) Consolidated Statements of Shareholders Equity for the three and six months ended April 30, 2020 and 2019; and (5) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: June 9, 2020
	By	/s/ James Gibson
James Gibson
Chief Executive Officer
(Principal Executive Officer)

Date: June 9, 2020
	By	/s/ Kevin Manion
Kevin Manion
Chief Financial Officer
(Principal Financial Officer)