Form 10-Q
period 2020-07-31
CALAVO GROWERS INC
filed 2020-09-09
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

Registrant's number of shares of common stock outstanding as of July 31, 2020 was 17,656,816

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

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)

	July 31,	October 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$3,573	$7,973
Accounts receivable, net of allowances of $3,706 (2020) $3,366 (2019)	69,724	63,423
Inventories, net	43,944	36,889
Prepaid expenses and other current assets	10,365	9,027
Advances to suppliers	3,265	7,338
Income taxes receivable	7,543	2,865
Total current assets	138,414	127,515
Property, plant, and equipment, net	130,923	132,098
Operating lease right-of-use assets	61,875	—
Investment in Limoneira Company	22,610	31,734
Investments in unconsolidated entities	5,800	10,722
Deferred income taxes	8,081	3,447
Goodwill	28,469	18,262
Notes receivable from FreshRealm	—	35,241
Other assets	41,093	31,341
	$437,265	$390,360
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$18,490	$13,463
Trade accounts payable	10,640	17,421
Accrued expenses	37,010	39,629
Short-term borrowings	24,600	—
Dividend payable	—	19,354
Current portion of operating leases	6,399	—
Current portion of long-term obligations and finance leases	1,275	762
Total current liabilities	98,414	90,629
Long-term liabilities:
Long-term operating leases, less current portion	59,899	—
Long-term obligations and finance leases, less current portion	5,903	5,412
Deferred rent	—	3,681
Other long-term liabilities	3,519	4,769
Total long-term liabilities	69,321	13,862
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,657 (2020) and 17,595 (2019) shares issued and outstanding)	18	18
Additional paid-in capital	164,082	161,606
Noncontrolling interest	1,560	1,688
Retained earnings	103,870	122,557
Total shareholders' equity	269,530	285,869
	$437,265	$390,360

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2020	2019	2020	2019

Net sales	$270,425	$359,332	$824,941	$903,601
Cost of sales	239,590	323,557	756,223	800,152
Gross profit	30,835	35,775	68,718	103,449
Selling, general and administrative	13,424	14,295	44,226	44,228
Gain on sale of Temecula packinghouse	54	75	162	2,002
Operating income	17,465	21,555	24,654	61,223
Interest expense	(203)	(228)	(732)	(847)
Other income, net	628	936	2,250	2,332
Loss on reserve for FreshRealm note receivable and impairment of investment	(37,192)	—	(37,192)	—
Unrealized and realized net gain (loss) on Limoneira shares	218	(5,116)	(9,125)	(8,262)
Income (loss) before provision (benefit) for income taxes and loss from unconsolidated entities	(19,084)	17,147	(20,145)	54,446
Income tax benefit (provision)	4,682	(3,987)	6,540	(11,093)
Net loss from unconsolidated entities	(1,170)	(2,510)	(6,375)	(11,944)
Net income (loss)	(15,572)	10,650	(19,980)	31,409
Less: Net loss (income) attributable to noncontrolling interest	(64)	(47)	128	26
Net income (loss) attributable to Calavo Growers, Inc.	$(15,636)	$10,603	$(19,852)	$31,435

Calavo Growers, Inc.’s net income (loss) per share:
Basic	$(0.89)	$0.61	$(1.13)	$1.79
Diluted	$(0.89)	$0.60	$(1.13)	$1.79

Number of shares used in per share computation:
Basic	17,586	17,525	17,558	17,517
Diluted	17,586	17,605	17,558	17,589

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended July 31,
	2020	2019

Cash Flows from Operating Activities:
Net income (loss)	$(19,980)	$31,409
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,850	10,173
Non-cash operating lease expense	145	—
Provision for losses on accounts receivable	—	83
Net loss from unconsolidated entities	6,375	11,945
Unrealized and realized net loss on Limoneira shares	9,125	8,262
Loss on reserve for FreshRealm note receivable and impairment of investment	37,192	—
Interest income on notes to FreshRealm	(1,732)	(1,643)
Stock-based compensation expense	3,569	2,710
Gain on sale of Temecula packinghouse	(162)	(2,002)
Loss on disposal of property, plant, and equipment	230	—
Deferred income taxes on FreshRealm reserve	(7,525)	—
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(4,045)	(21,917)
Inventories, net	(6,363)	(11,296)
Prepaid expenses and other current assets	(814)	(652)
Advances to suppliers	4,873	1,215
Income taxes receivable/payable	(4,678)	3,160
Other assets	(9)	(3,754)
Payable to growers	5,027	20,596
Deferred rent	—	954
Trade accounts payable, accrued expenses and other long-term liabilities	(12,722)	11,239
Net cash provided by operating activities	20,356	60,482
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(8,349)	(11,701)
Acquisition of SFFI, net of cash acquired of $623	(18,396)	—
Proceeds received for repayment of San Rafael note	—	339
Proceeds received from Limoneira stock sales	—	1,154
Proceeds from sale of Temecula packinghouse	—	7,100
Investment in FreshRealm	(1,477)	—
Notes receivables advanced to FreshRealm	—	(20,100)
Net cash used in investing activities	(28,222)	(23,208)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(19,354)	(17,568)
Proceeds from revolving credit facility	172,450	195,500
Payments on revolving credit facility	(147,850)	(210,500)
Payments of minimum withholding taxes on net share settlement of equity awards	(1,179)	(1,008)
Payments on long-term obligations and finance leases	(687)	(135)
Proceeds from stock option exercises	86	85
Net cash provided by (used in) financing activities	3,466	(33,626)
Net increase (decrease) in cash and cash equivalents	(4,400)	3,648
Cash and cash equivalents, beginning of period	7,973	1,520
Cash and cash equivalents, end of period	$3,573	$5,168
Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$593	$—
Notes receivable from FreshRealm converted to investment in FreshRealm	$2,761	$—
Acquisitions of property, plant, and equipment with capital lease	$—	$2,827
Capital lease related to Temecula packinghouse	$—	$3,306
Property, plant, and equipment included in trade accounts payable and accrued expenses	$568	$2,484
Collection for Agricola Belher Infrastructure Advance	$800	$800

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Interest	Total

Balance, October 31, 2018	17,567	$18	$157,928	$12,141	$93,124	$1,748	$264,959
Exercise of stock options and income tax benefit	2	—	47	—	—	—	47
Stock compensation expense	—	—	966	—	—	—	966
Restricted stock issued	24	—	—	—	—	—	—
Unrealized gains on Limoneira investment reclassed to retained earnings	—	—	—	(12,141)	12,141	—	—
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	(6)	(6)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	4,487	—	4,487
Balance, January 31, 2019	17,593	18	158,941	—	109,752	1,742	270,453
Exercise of stock options and income tax benefit	2	—	37	—	—	—	37
Stock compensation expense	—	—	860	—	—	—	860
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	(67)	(67)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	16,345	—	16,345
Balance, April 30, 2019	17,595	18	159,838	—	126,097	1,675	287,628
Stock compensation expense	—	—	884	—	—	—	884
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	47	47
Net income attributable to Calavo Growers, Inc.	—	—	—	—	10,603	—	10,603
Balance, July 31, 2019	17,595	$18	$160,722	$—	$136,700	$1,722	$299,162

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Interest	Total

Balance, October 31, 2019	17,595	$18	$161,606	$—	$122,557	$1,688	$285,869
Cumulative effect adjustment on ASC 842 related to leases	—	—	—	—	1,165	—	1,165
Exercise of stock options and income tax benefit	2	—	47	—	—	—	47
Stock compensation expense	—	—	931	—	—	—	931
Restricted stock issued	17	—	—	—	—	—	—
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	(63)	(63)
Net loss attributable to Calavo Growers, Inc.	—	—	—	—	(938)	—	(938)
Balance, January 31, 2020	17,614	18	162,584	—	122,784	1,625	287,011
Exercise of stock options and income tax benefit	2	—	39	—	—	—	39
Stock compensation expense	—	—	667	—	—	—	667
Restricted stock issued	23	—	1,119	—	—	—	1,119
Payments of minimum withholding taxes on net share settlement of equity awards	—	—	(1,179)	—	—	—	(1,179)
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	(129)	(129)
Net loss attributable to Calavo Growers, Inc.	—	—	—	—	(3,278)	—	(3,278)
Balance, April 30, 2020	17,639	18	163,230	—	119,506	1,496	284,250
Exercise of stock options and income tax benefit	—	—	—	—	—	—	—
Stock compensation expense	—	—	852	—	—	—	852
Restricted stock issued	18	—	—	—	—	—	—
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	—	64	64
Net loss attributable to Calavo Growers, Inc.	—	—	—	—	(15,636)	—	(15,636)
Balance, July 31, 2020	17,657	$18	$164,082	$—	$103,870	$1,560	$269,530

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the guidance, ASU 2018-19 in November 2018 and ASU 2019-05 in May 2019 including codification improvements to Topic 326 in ASU 2019-04. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-05 provides entities that have certain instruments with an option to irrevocably elect the fair value option. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU will be effective for us beginning the first day of our 2021 fiscal year. Early adoption is permitted. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements

2. Information regarding our operations in different segments

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

	Three months ended July 31, 2020				Three months ended July 31, 2019

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total

Avocados	$145,670	$—	$—	$145,670	$196,047	$—	$—	$196,047
Tomatoes	13,827	—	—	13,827	8,708	—	—	8,708
Papayas	2,695	—	—	2,695	3,105	—	—	3,105
Other fresh products	88	—	—	88	424	—	—	424
Prepared avocado products	—	19,764	—	19,764	—	27,427	—	27,427
Salsa	—	816	—	816	—	930	—	930
Fresh-cut fruit & veg. and prepared foods	—	—	91,200	91,200	—	—	128,428	128,428
Total gross sales	162,280	20,580	91,200	274,060	208,284	28,357	128,428	365,069
Less sales incentives	(141)	(1,613)	(277)	(2,031)	(554)	(2,561)	(917)	(4,032)
Less inter-company eliminations	(399)	(1,205)	—	(1,604)	(741)	(964)	—	(1,705)
Net sales	$161,740	$17,762	$90,923	$270,425	$206,989	$24,832	$127,511	$359,332

	Nine months ended July 31, 2020				Nine months ended July 31, 2019

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total

Avocados	$413,335	$—	$—	$413,335	$435,125	$—	$—	$435,125
Tomatoes	46,151	—	—	46,151	34,616	—	—	34,616
Papayas	7,677	—	—	7,677	7,853	—	—	7,853
Other fresh products	328	—	—	328	615	—	—	615
Prepared avocado products	—	60,683	—	60,683	—	75,310	—	75,310
Salsa	—	2,143	—	2,143	—	2,452	—	2,452
Fresh-cut fruit & veg. and prepared foods	—	—	306,853	306,853	—	—	362,607	362,607
Total gross sales	467,491	62,826	306,853	837,170	478,209	77,762	362,607	918,578
Less sales incentives	(1,294)	(5,522)	(1,467)	(8,283)	(1,623)	(6,851)	(2,043)	(10,517)
Less inter-company eliminations	(1,098)	(2,848)	—	(3,946)	(1,807)	(2,653)	—	(4,460)
Net sales	$465,099	$54,456	$305,386	$824,941	$474,779	$68,258	$360,564	$903,601

	Fresh	Calavo		Interco.
	products	Foods	RFG	Elimins.	Total

	(All amounts are presented in thousands)
Three months ended July 31, 2020
Net sales	$162,139	$18,967	$90,923	$(1,604)	$270,425
Cost of sales	144,405	13,921	82,868	(1,604)	239,590
Gross profit	$17,734	$5,046	$8,055	$—	$30,835

Three months ended July 31, 2019
Net sales	$207,730	$25,796	$127,511	$(1,705)	$359,332
Cost of sales	182,346	22,952	119,964	(1,705)	323,557
Gross profit	$25,384	$2,844	$7,547	$—	$35,775

Nine months ended July 31, 2020
Net sales	$466,197	$57,304	$305,386	$(3,946)	$824,941
Cost of sales	427,476	40,973	291,720	(3,946)	756,223
Gross profit	$38,721	$16,331	$13,666	$—	$68,718

Nine months ended July 31, 2019
Net sales	$476,586	$70,911	$360,564	$(4,460)	$903,601
Cost of sales	402,521	54,775	347,316	(4,460)	800,152
Gross profit	$74,065	$16,136	$13,248	$—	$103,449

For the three months ended July 31, 2020 and 2019, intercompany sales and cost of sales of $0.4 million and $0.5 million between Fresh products and RFG were eliminated. For the nine months ended July 31, 2020 and 2019, intercompany sales and cost of sales of $1.1 million and $1.4 million between Fresh products and RFG were eliminated. For the three months ended July 31, 2020 and 2019, intercompany sales and cost of sales of $1.2 million and $1.0 million between Calavo Foods and RFG were eliminated. For the nine months ended July 31, 2020 and 2019, intercompany sales and cost of sales of $2.8 million and $2.7 million between Calavo Foods and RFG were eliminated.

Sales to customers outside the U.S. were approximately $6.5 million, and $12.3 million for the three months ended July 31, 2020 and 2019. Sales to customers outside the U.S. were approximately $21.9 million, and $32.1 million for the nine months ended July 31, 2020 and 2019.

Our foreign operations in Mexico are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries in Mexico is the United States dollar (U.S. dollar). As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements and foreign currency transactions are recognized within cost of sales. Due to the extraordinary foreign exchange market volatility of the Mexican peso, we recognized significant foreign currency remeasurement losses in the current quarter. These losses were due primarily to certain significant long-term net peso receivables for which hedging is not economically feasible. The Mexican peso weakened significantly compared to the U.S. dollar from 18.91 (MX peso to U.S. dollar) at January 31, 2020 to 23.93 (MX peso to U.S. dollar) at April 30, 2020. The Mexican peso recovered somewhat to 22.20 (MX Peso to U.S. dollar) at July 31, 2020. Foreign currency remeasurement gains, net of losses, for the three months ended July 31, 2020 was $1.4 million. Foreign currency remeasurement losses, net of gains, for the three months ended July 31, 2019 was $0.1 million. For the nine months ended July 31, 2020 and 2019, foreign currency remeasurement losses, net of gains were $1.9 million and $0.1 million.

Long-lived assets attributed to geographic areas as of July 31, 2020 and October 31, 2019, are as follows (in thousands):

	United States	Mexico	Consolidated
July 31, 2020	$96,418	$34,505	$130,923
October 31, 2019	$98,224	$33,874	$132,098

3.	Inventories

Inventories consist of the following (in thousands):

	July 31,	October 31,
	2020	2019

Fresh fruit	$16,133	$15,874
Packing supplies and ingredients	12,118	11,370
Finished prepared foods	15,693	9,645
	$43,944	$36,889

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions. Inventory includes reserves of $0.3 million in slow moving and obsolete packing supply inventory as of July 31, 2020 and October 31, 2019. No additional inventory reserve was considered necessary as of July 31, 2020 and October 31, 2019.

4.	Related party transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. For the three months ended July 31, 2020 and 2019, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $9.1 million and $10.0 million. For the nine months ended July 31, 2020 and 2019, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $15.3 million and $11.7 million. Amounts payable to these Board members were $4.1 million as of July 31, 2020. We did not have any amounts payable to these Board members as of October 31, 2019.

During the three months ended July 31, 2020 and 2019, we received $0.2 million and $0.1 million as dividend income from Limoneira Company (Limoneira). During the nine months ended July 31, 2020 and 2019, we received $0.4 million and $0.3 million as dividend income from Limoneira. In addition, we lease office space from Limoneira for our corporate office. We paid rent expense to Limoneira totaling $0.1 million for the three months ended July 31, 2020 and 2019. We paid rent expense to Limoneira totaling $0.3 million for the nine months ended July 31, 2020 and 2019. Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company. As of July 31, 2020, we own less than 10% of Limoneira’s outstanding shares.

We currently have a member of our Board of Directors who also serves as a partner in the law firm of TroyGould PC, which frequently represents Calavo as legal counsel. During the three months ended July 31, 2020 and 2019, Calavo Growers, Inc. paid fees totaling $0.1 million to TroyGould PC. During the nine months ended July 31, 2020 and 2019, Calavo Growers, Inc. paid fees totaling $0.3 million to TroyGould PC.

As of July 31, 2020, and October 31, 2019, we had an investment of $5.8 million and $4.9 million, representing Calavo’s 50% ownership in Agricola Don Memo, S.A. de C.V. (“Don Memo”), which was included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. As of October 31, 2019, we had outstanding advances of $3.7 million to Don Memo. During the three months ended July 31, 2020 and 2019, we recorded $10.6 million and $4.8 million of cost of sales to Don Memo pursuant to our consignment agreement. During the nine months ended July 31, 2020 and 2019, we recorded $15.2 million and $10.7 million of cost of sales to Don Memo pursuant to our consignment agreement.

We make advances to Agricola Belher (“Belher”) for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. We had grower advances due from Belher totaling $2.5 million and $4.5 million as of July 31, 2020 and October 31, 2019, which are netted against the grower payable. In addition, we had infrastructure advances due from Belher of $1.8 million and $2.6 million as of July 31, 2020 and October 31, 2019. $0.6 million and $0.8 million of these infrastructure advances were recorded as a receivable in prepaid and other current asset as of July 31, 2020 and October 31, 2019. The remaining $1.2 million and $1.8 million of these infrastructure advances were recorded in other assets. During the three months ended July 31, 2020 and 2019, we recorded $4.0 million and $1.9 million of cost of sales to Belher pursuant to our consignment agreement. During the nine months ended July 31, 2020 and 2019, we recorded $23.6 million and $19.6 million of cost of sales to Belher pursuant to our consignment agreement.

In August 2015, we entered into a Shareholder’s Agreement with various Mexican partners and created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”). Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. As of July 31, 2020, this entity was approximately 83% owned by Calavo and was consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico, which began operations in June of 2017. During the three months ended July 31, 2020 and 2019, we purchased approximately $3.5 million and $4.5 million of avocados from the partners of Avocados de Jalisco. During the nine months ended July 31, 2020 and 2019, we purchased approximately $5.4 million and $8.1 million of avocados from the partners of Avocados de Jalisco.

As of October 31, 2019, we have an equity investment of $5.8 million in FreshRealm, LLC (“FreshRealm”). During the quarter ended July 31, 2020, we concluded that there was no longer any value associated with our FreshRealm investment and therefore recognized a $2.8 million impairment charge to fully impair the investment. We record the amount of our investment in FreshRealm in “Investment in unconsolidated entities” on our Consolidated Condensed Balance Sheets and recognize losses in FreshRealm in “Income/ (loss) from unconsolidated entities” in our Consolidated Condensed Statement of Operations. See Note 12 and Note 18 for additional information. As of July 31, 2020, our ownership percentage in FreshRealm was approximately 37%.

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

As of July 31, 2020, and October 31, 2019, we have $34.2 million and $35.2 million in note receivables (including interest) from FreshRealm. During the quarter ended July 31, 2020, we fully reserved our note receivable balance of

$34.2 million (which includes accrued interest of $4.1 million). See Note 18 for additional discussion of reserve for collectability of this note receivable.

On April 1, 2020, in connection with the $4.0 million capital raise previously mentioned, we entered into the 10th amendment to the FreshRealm promissory note which adjusted the interest rate on the notes receivable from 10% to 3% effective April 1, 2020. This interest rate reduction was meant to serve as inducement for other investors to participate in FreshRealm’s on-going capital raise and was contingent on FreshRealm completing that equity round. They successfully raised the full $4 million equity round by the May 15, 2020 deadline. The entire principal balance of these notes shall be due and payable in full on April 1, 2022. If FreshRealm fails to make monthly interest payments beginning October 31, 2020, then the maturity date shall be reverted to November 1, 2020. Calavo has the option for up to two additional and separate one-year extensions of April 1, 2023 and April 1, 2024. At July 31, 2020 and October 31, 2019 we have a receivable of $4.1 million and $2.4 million related to accrued interest that we have recorded with note receivables from FreshRealm on the balance sheet. As described above, we have subsequently reserved our note receivable balance (including the interest accrued).

One officer and five members of our board of directors have investments in FreshRealm as of July 31, 2020. In January 2018, one of our non-executive directors invested $1.8 million into FreshRealm. In the second quarter of fiscal 2018, two of our non-executive directors invested $1.2 million into FreshRealm. In October 2019, our former Chairman and Chief Executive Officer invested $0.5 million in FreshRealm. In October 2019, one of our non-executive directors invested $0.2 million into FreshRealm. In April 2020, our former Chairman and Chief Executive Officer invested $0.4 million in FreshRealm, and two other members of the board of directors invested an additional $0.1 million.

In the first quarter of fiscal 2019, FreshRealm entered into a supply contract with a large multi-national, multi-channel retailer. Calavo co-signed an addendum to this agreement to provide assurance to the customer that Calavo will assume responsibility for performance, in the event that FreshRealm cannot perform, provided that the customer must work in good faith to make reasonable adjustments to logistical elements in the contract, if requested by Calavo. We believe that we are able to fulfill our responsibility to this arrangement without significant impact on our results of operations.

We provide storage services to FreshRealm from select Value-Added Depots and RFG facilities. We have recorded $0.1 million and $0.2 million in storage services revenue from FreshRealm in the three months ended July 31, 2020 and 2019. We have recorded $0.4 million and $0.4 million in storage services revenue from FreshRealm in the nine months ended July 31, 2020 and 2019. For the three months ended July 31, 2020 and 2019, RFG has sold less than $0.1 million and $0.1 million of products to FreshRealm. For the nine months ended July 31, 2020 and 2019, RFG has sold $0.3 million and $2.0 million of products to FreshRealm.

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

	Three months ended July 31,
(in thousands)	2020	2019
Rent paid to LIG	$—	$177
Rent paid to THNC, LLC	$—	$198

	Nine months ended July 31,
(in thousands)	2020	2019
Rent paid to LIG	$80	$438
Rent paid to THNC, LLC	$132	$595

5.	Other assets

Other assets consist of the following (in thousands):

	July 31,	October 31,
	2020	2019
Mexican IVA (i.e. value-added) taxes receivable (see note 11)	$27,665	$27,592
Infrastructure advance to Agricola Belher	1,200	1,800
Intangibles, net (see note 15)	10,700	435
Other	1,528	1,514
	$41,093	$31,341

Intangible assets consist of the following (in thousands):

		July 31, 2020			October 31, 2019
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	7 years	$17,340	$(8,276)	$9,064	$7,640	$(7,640)	$—
Trade names	10 years	4,060	(2,823)	1,237	2,760	(2,760)	—
Trade secrets/recipes	9.3 years	630	(506)	124	630	(470)	160
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$22,305	$(11,605)	$10,700	$11,305	$(10,870)	$435

We anticipate recording amortization expense of $0.4 million for the remainder of fiscal 2020, $1.6 million for fiscal year 2021, $1.6 million for fiscal year 2022, $1.5 million for fiscal year 2023, and $5.6 million thereafter.

On February 14, 2020, we completed the acquisition of SFFI (SFFI Company, Inc doing business as Simply Fresh Fruit). As part of this acquisition, $9.7 million has been assigned to customer relationships with a life of 7 years and $1.3 million has been assigned to trade names with a life of 10 years. Amortization recorded in fiscal 2020 related to this acquisition was $0.7 million and is included in selling, general and administrative in the consolidated condensed statement of operations.

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

On May 11, 2020, as part of the employment agreement, Kevin Manion our newly appointed Chief Financial officer was granted 5,418 restricted shares. The closing price of our stock on such date was $55.37. These shares vest in one-third increments, on an annual basis. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was less than $0.1 million for the three and nine months ended July 31, 2020.

On June 17, 2020, as part of the employment agreement, James Gibson our newly appointed Chief Executive Officer was granted 13,053 restricted shares, based on the date of when he became Chief Executive Officer. The closing price of our stock on such date was $76.61. These shares vest in one-third increments, on an annual basis. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.1 million for the three and nine months ended July 31, 2020.

On April 22, 2020, three of our former officers were granted a total 18,324 unrestricted shares, as part of their past services. The closing price of our stock on such date was $61.09. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $1.1 million for the nine months ended July 31, 2020.

On January 2, 2020, all 12 of our non-employee directors were granted 1,500 restricted shares, as part of their annual compensation, each (total of 18,000 shares). These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $87.21. On January 2, 2021, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.4 million for the three months ended July 31, 2020. The total recognized stock-based compensation expense for these grants was $0.9 million for the nine months ended July 31, 2020.

On December 18, 2019, our executive officers were granted a total of 31,158 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $87.63. These shares vest in one-third increments, on an annual basis, beginning December 18, 2020. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.2 million for the three months ended July 31, 2020. The total recognized stock-based compensation expense for these grants was $0.5 million for the nine months ended July 31, 2020.

A summary of restricted stock activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2019	69	$71.74
Vested	(51)	$70.48
Forfeited	(14)	$84.54
Granted	67	$83.01
Outstanding at July 31, 2020	71	$82.19	$4,131

The total recognized stock-based compensation expense for restricted stock was $0.9 million for the three months ended July 31, 2020 and 2019. The total recognized stock-based compensation expense for restricted stock was $3.6 million and $2.7 million for the nine months ended July 31, 2020 and 2019. Total unrecognized stock-based compensation expense totaled $7.1 million as of July 31, 2020 and will be amortized through fiscal year 2023.

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

A summary of stock option activity, related to our 2005 Stock Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2019	2	$19.20
Exercised	(2)	$19.20
Outstanding at July 31, 2020	—	$—	$—
Exercisable at July 31, 2020	—	$—	$—

The total recognized and unrecognized stock-based compensation expense was insignificant for the three and nine months ended July 31, 2020 and 2019.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2019	18	$41.91
Exercised	(2)	$23.48
Outstanding at July 31, 2020	16	$44.21	$217
Exercisable at July 31, 2020	12	$45.59	$146

At July 31, 2020, outstanding and exercisable stock options had a weighted-average remaining contractual term of 3.4 years and 2.3 years. The total recognized and unrecognized stock-based compensation expense was insignificant for the three and nine months ended July 31, 2020 and 2019.

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

As a result, in April 2019, the MFM issued a final tax assessment to CDM (the “2011 Assessment”) totaling approximately $2.2 billion Mexican pesos (approx. $98.9 million USD at July 31, 2020) related to Income Tax, Flat Rate Business Tax and Value Added Tax, corresponding to the fiscal year 2011 tax audit. We have consulted with an internationally recognized tax advisor and continue to believe this tax assessment is without merit. Therefore, we filed an administrative appeal challenging the MFM’s 2011 assessment on June 12, 2019. The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities, forcing the legal office within the MFM to rule on the matter. This process preserves the taxpayer’s right to litigate in tax court if the administrative appeal process ends without a favorable or just resolution. Furthermore, in August 2018, we received a favorable ruling from Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) central legal department in Mexico City on another tax matter (see footnote 11 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2011 Assessment. We believe this recent ruling undermines the Assessment we received in April 2019. We believe we have the legal arguments and documentation to sustain the positions challenged by the MFM.

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

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (approx. $118.2 million USD at July 31, 2020) related to Income Tax, Flat Rate Business Tax, and Value Added Tax, related to this fiscal 2013 tax audit.  Additionally, the tax authorities have determined that we owe an employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $5.4 million USD at July 31, 2020).

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

The following table sets forth our financial assets and liabilities as of July 31, 2020 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(All amounts are presented in thousands)
Assets at Fair Value at July 31, 2020:
Investment in Limoneira Company(1)	$22,610	-	-	$22,610
Total assets at fair value	$22,610	-	-	$22,610

Assets at Fair Value at October 31, 2019:
Investment in Limoneira Company(1)	$31,734	-	-	$31,734
Total assets at fair value	$31,734	-	-	$31,734

(1)    The investment in Limoneira Company consists of marketable securities in the Limoneira Company common stock. We currently own less than 10% of Limoneira’s outstanding common stock. These securities are measured at fair value using quoted market prices. For the three months ended July 31, 2020 and 2019, we recognized gains of $0.2 million and losses of $5.1 million on the consolidated condensed statement of income. For the nine months ended July 31, 2020 and 2019, we recognized losses of $9.1 million and $8.2 million on the consolidated condensed statement of income.

9.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Three months ended July 31,
Avocados de Jalisco noncontrolling interest	2020	2019

Noncontrolling interest, beginning	$1,496	$1,675
Net income attributable to noncontrolling interest of Avocados de Jalisco	64	47
Noncontrolling interest, ending	$1,560	$1,722

	Nine months ended July 31,
Avocados de Jalisco noncontrolling interest	2020	2019

Noncontrolling interest, beginning	$1,688	$1,748
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(128)	(26)
Noncontrolling interest, ending	$1,560	$1,722

10.	Earnings per share

Basic and diluted net income per share is calculated as follows (data in thousands, except per share data):

	Three months ended July 31,		Nine months ended July 31,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Calavo Growers, Inc.	$(15,636)	$10,603	$(19,852)	$31,435
Denominator:
Weighted average shares – Basic	17,586	17,525	17,558	17,517
Effect of dilutive securities – Restricted stock/options	—	80	—	72
Weighted average shares – Diluted	17,586	17,605	17,558	17,589
Net income (loss) per share attributable to Calavo Growers, Inc:
Basic	$(0.89)	$0.61	$(1.13)	$1.79
Diluted	$(0.89)	$0.60	$(1.13)	$1.79

11.	Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of July 31, 2020, and October 31, 2019, CDM IVA receivables totaled $27.7 million (614.2 million Mexican pesos) and $27.6 million (529.6 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2020, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances through regular administrative processes, but certain amounts may ultimately need to be recovered via legal means and/or administrative appeals.

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

In spite of the favorable ruling from the SAT’s central legal department in Mexico City, as discussed above, the local SAT office continues to believe that CDM is not properly documented relative to its declared tax structure. As a result, they believe CDM cannot claim certain refundable IVA balances, specifically regarding our IVA refunds related to January through December of 2013, 2014, and 2015, and January 2017. CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes. With assistance of our internationally recognized tax advisory firm, as of July 31, 2020, CDM has filed (or has plans to file) administrative appeals for the IVA related to the preceding months. A response to these administrative appeals is currently pending resolution.

We believe that our operations in Mexico are properly documented. Furthermore, our internationally recognized tax advisors believe that there are legal grounds to prevail in the Federal Tax Court and that therefore, the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts.

12. FreshRealm

A VIE refers to a legal business structure in which an investor has a controlling interest, despite not having a majority of voting rights; or a structure involving equity investors that do not have sufficient resources to support the ongoing operating needs of the business. Due primarily to FreshRealm utilizing substantially more debt to finance its activities, in addition to its existing equity, we continue to believe that FreshRealm should be considered a VIE. In evaluating whether we are the primary beneficiary of FreshRealm, we considered several factors, including whether we (a) have the power to direct the activities that most significantly impact FreshRealm’s economic performance and (b) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE. We were not the primary beneficiary of FreshRealm at July 31, 2020 because the nature of our involvement with the activities of FreshRealm does not give us the power to direct the activities that most significantly impact its economic performance. We do not have a future obligation to fund losses or debts on behalf of FreshRealm. We may, however, voluntarily contribute funds. In the consolidated condensed statement of operations, we have presented the income (loss) from unconsolidated entities, subsequent to the provision for income taxes for all periods presented.

During the quarter ended July 31, 2020, we concluded that there was no longer any value associated with our FreshRealm investment and therefore recognized a $2.8 million impairment charge to fully impair the investment. (see Note 18). Our investment in FreshRealm totaled $5.8 million at October 31, 2019.

For the three months ended July 31, 2020 and 2019, FreshRealm incurred losses totaling $4.9 million and $6.2 million. For the nine months ended July 31, 2020 and 2019, FreshRealm incurred losses totaling $19.3 million and $25.0 million. Effective December 16, 2018, FreshRealm completed a “check the box” tax election to change their entity classification for tax purposes to that of a corporation.  To effect this change, FreshRealm, among other things, amended its operating agreement to eliminate the appropriate language related to the flow-through tax consequences of its prior tax status (Seventh Amended and Restated LLC Agreement) and checked the appropriate box on Form 8832 which it then filed with the Internal Revenue Service (IRS).  As a result, losses incurred by FreshRealm from November 1, 2018 to December 15, 2018 were recorded in accordance with FASB Accounting Standards Codification (“ASC”) 810, ASC 323, and ASC 970, which mandate that the recognition of losses for an unconsolidated subsidiary be handled in a manner consistent with cash distributions upon liquidation of the entity when such distributions are different than the investors percentage ownership. As such, we recorded 100% of FreshRealm’s losses from November 1, 2018 through December

15, 2018 totaling $4.2 million. Losses incurred by FreshRealm from December 16, 2018 to January 31, 2019 (after the change in tax status was effective) were recorded to reflect our proportionate share of FreshRealm losses which totaled $2.7 million. As a result, we realized total losses of $6.9 million in our first fiscal quarter of 2019. During our first and second fiscal quarter of 2020, we recorded losses of approximately $3.5 million and $1.9 million, reflecting our proportionate share of FreshRealm losses. During our three and nine months ended July 31, 2020, we recorded losses of approximately $1.8 million and $7.2 million, reflecting our proportionate share of FreshRealm losses. As a result of FreshRealm’s recent change in tax status (described above), future operating results for FreshRealm will be allocated to its owners based on ownership percentage. See Note 18 for more information on the reserve for collectability recorded on FreshRealm’s Note receivable and impairment charge recorded on the investment.

As of July 31, 2020, and October 31, 2019, we have note receivables from FreshRealm totaling $34.2 million and $35.2 million. See Note 4 for further information. See Note 18 for further discussion of the reserve for collectability recorded on FreshRealm’s Note receivable.

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

Except for the performance guarantee noted above (for which we don’t expect to have a significant impact on operations), our exposure to the obligations of FreshRealm is generally limited to our investment.  See Note 4 and Note 18 for more information. Our maximum exposure to loss could increase in the future if FreshRealm receives additional financing (i.e. equity or debt) from Calavo.  We are under no obligation to provide FreshRealm additional financing and we currently have no plans to provide any additional financing to FreshRealm.

Unconsolidated Significant Subsidiary

On May 20, 2020, the SEC issued a final rule regarding the financial statement requirements for acquisitions and dispositions of a business, which included, among other things, amending (1) certain criteria in the significance tests for equity method investees, such as introducing a revenue component when calculating the income test, (ii) related pro forma financial information requirements including its form and content, and (iii) related disclosure requirements, including the number of acquiree financial statement periods required to be presented in SEC filings. The final rule is effective for fiscal years beginning after December 31, 2020, with early application permitted. The Company determined to adopt this SEC final rule as of July 31, 2020, and as a result, the Company’s investment in FreshRealm was no longer considered a significant subsidiary.

The following table shows summarized financial information for FreshRealm (in thousands):

Income Statement:

	Three months ended July 31,		Nine months ended July 31,
	2020	2019	2020	2019

Net sales	$2,383	$5,428	$16,092	$18,017
Gross loss	(746)	(617)	(2,505)	(4,988)
Selling, general and administrative	(3,412)	(4,467)	(11,626)	(17,685)
Other	(749)	(1,133)	(5,201)	(2,293)
Net loss	$(4,907)	$(6,217)	$(19,332)	$(24,966)

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

The standard provides a number of optional practical expedients and policy elections in transition. We have elected to apply the package of practical expedients under which we will not reassess under the standard our prior conclusions about lease classification and initial direct costs. We have elected the short-term lease recognition exemption for all leases that qualify (under one year term), meaning we will recognize expense on a straight-line basis and will not include the recognition of a right-of-use asset or lease liability. We will account for lease and non-lease components as a single-lease component for all leases.

We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate.

Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. We estimated our incremental borrowing rate based upon a synthetic credit rating and yield curve analysis. As a result, the incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments.

We lease certain property, plant and equipment, including office facilities, under operating leases. The lease term consists of the noncancellable period of the lease and the periods covered by options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company's lease agreements do not contain any residual value guarantees.

Lease Position

The following table presents the lease-related assets and liabilities recorded on the balance sheet as of July 31, 2020 (in thousands):

		July 31,
		2020

Assets
Non-current assets:
Operating lease assets	Operating lease right-of-use assets	$61,875
Finance lease assets	Property, plant and equipment, net	6,970
		$68,845
Liabilities
Current liabilities:
Operating	Current portion of operating leases	$6,399
Finance	Current portion of long-term debt and finance leases	1,275
Long-term obligations
Operating	Long-term operating leases, less current portion	59,899
Finance	Long-term debt and finance leases, less current portion	5,903
		$73,476

Weighted-average remaining lease term:
Operating leases	10.2 years
Finance leases	8.1 years

Weighted-average discount rate:
Operating leases	2.84%
Finance leases	3.33%

Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases for the three and nine months ended July 31, 2020 (in thousands):

	Three months ended	Nine months ended
	July 31, 2020	July 31, 2020
Amortization of financing lease assets	$272	$829
Operating lease cost	2,062	6,174
Short-term lease cost	975	2,637
Variable lease cost	742	2,008
Interest on financing lease liabilities	60	177
Total lease cost	$4,111	$11,825

Other Information

The following table presents supplemental cash flow information related to the leases for the three and nine months ended July 31, 2020 (in thousands):

	Three months ended	Nine months ended
Cash paid for amounts included in the measurement of lease liabilities	July 31, 2020	July 31, 2020
Operating cash flows for operating leases	$2,031	$5,661
Financing cash flows for finance leases	311	794
Operating cash flows for finance leases	60	177

The total right-of-use assets obtained in exchange for new operating leases for the nine months ended July 31, 2020 was $1.1 million.

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the first five years and total remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of July 31, 2020 (in thousands):

	Operating	Finance
	Leases	Leases
Remainder of 2020	$2,032	$373
2021	8,192	1,478
2022	8,007	1,344
2023	7,913	1,234
2024	7,571	764
Thereafter	43,226	3,159
Total lease payments	76,941	8,352
Less: imputed interest	10,643	1,174
Total lease liability	$66,298	$7,178

Prior to the adoption of ASC 842, as of October 31, 2019, we were committed to make minimum cash payments under these agreements, as follows (in thousands):

2020	$9,534
2021	9,007
2022	8,672
2023	8,603
2024	8,203
Thereafter	50,796
$94,815

Total rent expense amounted to approximately $7.8 million for the nine months ended July 31, 2019.

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

15. Acquisition of Simply Fresh Fruit

On January 21, 2020, we announced that our Renaissance Food Group (RFG) subsidiary had signed a definitive agreement to acquire SFFI Company, Inc. doing business as Simply Fresh Fruit (SFFI). In February 2020, we completed our acquisition of SFFI. We paid $18.4 million in cash for 100% of SFFI (net of cash acquired). Founded in 1999 and based in Vernon, Calif., privately held SFFI is a processor and supplier of a broad line of fresh-cut fruit, principally serving the foodservice and hospitality markets. Its focus in those industries is anticipated to be highly complementary to the retail-grocery expertise of Calavo’s RFG business segment and will be included in the RFG segment going forward.

The acquisition was accounted for as a business combination using the acquisition method of accounting. The preliminary allocation of the purchase price is based on management’s analysis, including preliminary work performed by third party valuation specialists as of the acquisition date. We have determined the estimated fair values using Level 3 inputs after review and consideration of relevant information, including the projected cash flows, discount rates, customer attrition rates and other estimates made by management. The purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, and the excess was recognized as goodwill. We are in the process of completing the purchase price allocation and expect to have it finalized within the 12-month measurement period.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

	Previously Reported	Adjustments	As Adjusted
Current assets (including cash of $623)	$4,101	$—	$4,101
Property, plant, and equipment	1,413	799	2,212
Operating lease right-of-use assets	—	110	110
Goodwill	9,815	392	10,207
Intangible assets	11,000	—	11,000
Total assets acquired	26,329	1,301	27,630
Current liabilities	(4,419)	(736)	(5,155)
Non-current liabilities	—	(565)	(565)
Deferred taxes	(2,891)	—	(2,891)
Total liabilities acquired	(7,310)	(1,301)	(8,611)
Net assets acquired	$19,019	$—	$19,019

Of the $11.0 million of intangible assets, $9.7 million was assigned to customer relationships with a life of 7 years, and $1.3 million to trade names with a life of 10 years. We incurred $0.3 million in transaction costs related to the acquisition, which is included in selling, general and administrative expenses in our consolidated statements of operations for the three months ended July 31, 2020.

Adjustments after the initial close of the acquisition of SFFI is primarily related to the application of ASC 842 (See Note 14 for further detail on accounting for leases). Upon further insight of the leases held by SFFI, we recorded $0.8 million related to finance leases in property, plant and equipment, $0.1 million in operating lease right-of-use assets and the related lease liability of $0.9 million. In addition, we recorded $0.4 million of additional goodwill for payments made after the close date.

The financial effect of this acquisition was not material to our statement of operations, and we have not presented pro forma results of operations for the acquisition because it is not significant to our consolidated statements of operations.

Note 16. Credit Facility

We have a revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West, as joint lead arranger. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases.  Total credit available under this agreement is $80 million and will expire in June 2021. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our current credit agreement, the weighted-average interest rate was 1.9% and 3.8% at July 31, 2020 and October 31, 2019.  Under these credit facilities, we had $24.6 million outstanding as July 31, 2020.  There was nothing outstanding as of October 31, 2019.

We expect to refinance our line of credit before June of 2021. We believe that cash flows from operations, the available Credit Facility, and other sources will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for at least the next twelve months.

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

The COVID-19 pandemic began to have an adverse impact on our results of operations in the month of March, resulting in cancelled orders, altered customer buying patterns, delays in potential new business opportunities, losses on product unable to be sold, reductions in margins related to lower manufacturing throughput, and changes to integration plans for an acquired entity. The effects of the pandemic were more pronounced in the portions of our business servicing foodservice customers business and to a lesser extent certain segments of our retail business, including behind-the-glass deli and grab-and-go convenience items. While we have managed the pandemic well, with improving results in April and minimal disruption to our overall business thus far, the continuing impact of the pandemic on our future consolidated results, financial position and cash flows are uncertain.

18. Reserve for FreshRealm Note Receivable and Impairment of Investment

During the third quarter of fiscal 2020, the results of operations of FreshRealm have deteriorated significantly from our expectations three months ago, with declining sales and continuing losses. FreshRealm will likely require additional capital in order to continue as a going concern. We do not plan to invest or loan any additional capital to FreshRealm. We have performed a valuation analysis of the financial condition and projected operations of FreshRealm under various methods, including liquidation, exit multiple, and perpetual growth approaches, appropriately weighted for the circumstances. In accordance with the foregoing, we have recorded an impairment of 100% of our equity investment of $2.8 million, and we have recorded a reserve for collectability of 100% of our note receivable balance of $34.2 million (which includes accrued interest of $4.1 million), and $0.2 million in trade accounts receivable as of July 31, 2020, which resulted in a loss of $37.2 million, which is included in the accompanying consolidated condensed statement of operations under “Loss on reserve for FreshRealm note receivable and impairment of investment”. In connection with the foregoing, we recorded a $9.3 million discreet income tax benefit for the third quarter of fiscal 2020.

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

The COVID-19 pandemic began to have an adverse impact on our results of operations in the month of March, resulting in cancelled orders, altered customer buying patterns, delays in potential new business opportunities, losses on product unable to be sold, reductions in margins related to lower manufacturing throughput, and changes to integration plans for an acquired entity. The effects of the pandemic were more pronounced in the portions of our business servicing foodservice customers business and to a lesser extent certain segments of our retail business, including behind-the-glass deli and grab-and-go convenience items. While we have managed the pandemic well, with improving results beginning in April and minimal disruption to our overall business thus far, the continuing impact of the pandemic on our future consolidated results of operations is uncertain.

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

On August 10, 2020, Mark Lodge became Chief Operations Officer. Mr. Lodge has served as Executive Vice President of RFG Business Operations. Prior to joining Calavo, Mr. Lodge held the role of Executive Vice President for Revolution Foods supplying all-natural school meals across the United States.  Prior to Revolution Foods, Mr. Lodge was President of True Fresh HPP and True Food Innovations and was previously instrumental in the identification and implementation of the Fresh & Easy manufacturing business in the United States for Tesco, plc.

On August 10, 2020, Calavo promoted Robert Wedin to the position of Executive Vice President of Fresh Sales. Mr. Wedin has served as our Vice President, Sales and Fresh Marketing since 1993. Mr. Wedin joined Calavo in 1973 at our then Santa Barbara packinghouse. Beginning in 1990, Mr. Wedin served as a director of the California Avocado Commission for a period of ten years. Mr. Wedin currently is a board member of Producesupply.org and serves as a member of that organization's executive committee.

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

As a result, in April 2019, the MFM issued a final tax assessment to CDM (the “2011 Assessment”) totaling approximately $2.2 billion Mexican pesos (approx. $98.9 million USD at July 31, 2020) related to Income Tax, Flat Rate Business Tax and Value Added Tax, corresponding to the fiscal year 2011 tax audit. We have consulted with an internationally recognized tax advisor and continue to believe this tax assessment is without merit. Therefore, we filed an administrative appeal challenging the MFM’s 2011 assessment on June 12, 2019. The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities, forcing the legal office within the MFM to rule on the matter. This process preserves the taxpayer’s right to litigate in tax court if the administrative appeal process ends without a favorable or just resolution. Furthermore, in August 2018, we received a favorable ruling from Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) central legal department in Mexico City on another tax matter (see footnote 11 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2011 Assessment. We believe this recent ruling undermines the Assessment we received in April 2019. We believe we have the legal arguments and documentation to sustain the positions challenged by the MFM.

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

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (approx. $118.2 million USD at July 31, 2020) related to Income Tax, Flat Rate Business Tax, and Value Added Tax, related to this fiscal 2013 tax audit.  Additionally, the tax authorities have determined that we owe an employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $5.4 million USD at July 31, 2020).

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

Net Sales

The following table summarizes our net sales by business segment for each of the three and nine months ended July 31, 2020 and 2019:

	Three months ended July 31,			Nine months ended July 31,
	2020	Change	2019	2020	Change	2019

Gross sales:
Fresh products	$162,139	(22)%	$207,730	$466,197	(2)%	$476,586
Calavo Foods	18,967	(26)%	25,796	57,304	(19)%	70,911
RFG	90,923	(29)%	127,511	305,386	(15)%	360,564
Less intercompany eliminations	(1,604)	(6)%	(1,705)	(3,946)	(12)%	(4,460)
Total net sales	$270,425	(25)%	$359,332	$824,941	(9)%	$903,601

As a percentage of sales:
Fresh products	59.6%		57.5%	56.2%		52.5%
Calavo Foods	7.0%		7.1%	6.9%		7.8%
RFG	33.4%		35.3%	36.8%		39.7%
	100.0%		100.0%	100.0%		100.0%

Summary

Net sales for the three months ended July 31, 2020, compared to the corresponding period in fiscal 2019, decreased by $88.9 million, or approximately 25%. Net sales for the nine months ended July 31, 2020, compared to the corresponding period in fiscal 2019, decreased by $78.7 million, or approximately 9%. The decrease in sales for the three and nine months ended July 31, 2020, when compared to the same corresponding prior year period, was due to declines across all segments.

For the three and nine months ended July 31, 2020, the decrease in RFG sales was due primarily to decreased sales from fresh-cut fruit & vegetables and prepared foods products. The decrease in Calavo Foods was due primarily to a decrease in the sales of prepared avocado products. See discussion below for further details. The decrease in Fresh products sales was due primarily to a decrease in sales of avocados.

All three segments of our business are subject to seasonal trends which can impact the volume and/or quality of raw materials sourced in any particular quarter. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Third Quarter 2020 vs. Third Quarter 2019

Sales for the Fresh products business decreased by approximately $45.6 million, or 22%, for the third quarter of fiscal 2020, when compared to the same period for fiscal 2019. This decrease in Fresh product sales during the third quarter of fiscal 2020, was primarily related to decreased sales prices due to higher volumes of avocados, partially offset by an increase in sales of tomatoes.

Sales of avocados decreased $49.8 million, or 25%, for the third quarter of 2020, when compared to the same prior year period. The average avocado sales price per carton decreased 37% compared to the same prior year period. This decrease in the sales price per carton is mainly due to an increase of volume of avocados in the marketplace. The volume of avocados sold increased 18% during the period.

Sales of tomatoes increased $5.1 million, or 59%, for the third quarter of 2020, when compared to the same prior year period. This increase in tomato sales was primarily due to a 36% increase in the average sales price per carton compared to the same prior year period, in addition to an increase of 17% of the number of tomato cartons sold.

Nine Months Ended 2020 vs. Nine Months Ended 2019

Sales for the Fresh products business decreased by approximately $10.4 million, or 2%, for the nine months ended July 31, 2020, when compared to the same period for fiscal 2019. This decrease in Fresh product sales during the third quarter of fiscal 2020, was primarily related to decreased sales prices due to higher volumes of avocados, partially offset by an increase in sales of tomatoes.

Sales of avocados decreased $21.1 million, or 5%, for the nine months ended July 31, 2020, when compared to the same prior year period. The average avocado sales price per carton decreased 13% compared to the same prior year period. Partially offsetting this decrease, the volume of avocados sold during the nine months ended July 31, 2020 increased 9% compared to the prior year period.

Sales of tomatoes increased $11.5 million, or 33%, for the nine months ended July 31, 2020, when compared to the same prior year period. This increase in tomato sales was primarily due to a 33% increase in the average sales price per carton compared to the same prior year period.

Calavo Foods

Third Quarter 2020 vs. Third Quarter 2019

Sales for Calavo Foods for the quarter ended July 31, 2020, when compared to the same period for fiscal 2019, decreased $6.8 million, or 27%. Sales of prepared avocado products decreased by approximately $6.7 million, or 27%, primarily related to a decrease in the total volume of pounds sold. Sales of prepared avocado products were impacted primarily by a decline in demand from foodservice customers related to COVID-19 during the quarter.

Nine Months Ended 2020 vs. Nine Months Ended 2019

Sales for Calavo Foods for the nine months ended July 31, 2020, when compared to the same period for fiscal 2019, decreased $13.6 million, or 19%. Sales of prepared avocado products decreased by approximately $13.3 million, or 19%, primarily related to a decrease in the total volume of pounds sold.

RFG

Third Quarter 2020 vs. Third Quarter 2019

Sales for RFG for the quarter ended July 31, 2020, when compared to the same period for fiscal 2019, decreased $36.6 million, or 29%. The decrease was primarily due to lower sales out of the Midwest, relating to the closure of RFG’s co-packing partner in that region. This was partially offset by additional sales in regions where RFG has added manufacturing capacity. Additionally, changing consumer demand and buying patterns related to COVID-19 adversely impacted RFG’s sales during the quarter.

Nine Months Ended 2020 vs. Nine Months Ended 2019

Sales for RFG for the nine months ended July 31, 2020, when compared to the same period for fiscal 2019, decreased $55.2 million, or 15%. The decrease was primarily due to lower sales out of the Midwest, relating to the closure of RFG’s co-packing partner in that region. This was partially offset by additional sales in regions where RFG has added manufacturing capacity, most notably the Georgia facility which opened in April 2019, and from the Simply Fresh Fruit acquisition completed in February 2020.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three and nine months ended July 31, 2020 and 2019:

	Three months ended July 31,			Nine months ended July 31,
	2020	Change	2019	2020	Change	2019

Gross Profit:
Fresh products	$17,734	(30)%	$25,384	$38,721	(48)%	$74,065
Calavo Foods	5,046	77%	2,844	16,331	1%	16,136
RFG	8,055	7%	7,547	13,666	3%	13,248
Total gross profit	$30,835	(14)%	$35,775	$68,718	(34)%	$103,449

Gross profit percentages:
Fresh products	10.9%		12.2%	8.3%		15.5%
Calavo Foods	26.6%		11.0%	28.5%		22.8%
RFG	8.9%		5.9%	4.5%		3.7%
Consolidated	11.4%		10.0%	8.3%		11.4%

Summary

Our cost of goods sold consists predominantly of ingredient costs (fruit, vegetables and other food products), packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Gross profit decreased by approximately $4.9 million, or 14%, for the third quarter of fiscal 2020, when compared to the same period for fiscal 2019. Gross profit decreased by approximately $34.7 million, or 34%, for the nine months ended July 31, 2020, when compared to the same period for fiscal 2019. The decrease was primarily attributable to gross profit decreases across the Fresh products segment.

Fresh products

During our three months ended July 31, 2020, as compared to the same prior year period, the decrease in our Fresh products segment gross profit percentage was the result of decreased profit for avocados. For the third quarter ended July 31, 2020, the gross profit percentage for avocados was 10.9% compared to 12.2% in the third quarter of 2019. This decrease was primarily related to our strong performance during historically favorable market conditions in last year’s third quarter.

Gross profit for the quarter was also affected by the weakening of the U.S. Dollar in relation to the Mexican Peso during the quarter resulted in a $1.4 million net gain related the remeasurement of peso dominated net assets at our Mexican subsidiaries. During the same period last year, we had a remeasurement loss of $0.1 million.

During our nine months ended July 31, 2020, as compared to the same prior year period, the decrease in our Fresh products segment gross profit percentage was the result of decreased profit for avocados. For the nine months ended July 31, 2020, the gross profit percentage for avocados was 8.3% compared to 15.5% in the same prior year period of fiscal 2019. This decrease was related to both the COVID-19 related impacts noted above and the poor fruit quality issues described during our first quarter.

In addition, remeasurement losses related to the Mexican peso for our Mexican subsidiaries during the period totaled $1.9 million compared to a loss of $0.1 million during the year ago period.

Note that any additional significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profits for our Fresh products segment.

Calavo Foods

Calavo Foods’ gross profit percentage for the quarter ended July 31, 2020 was 26.6%, compared to 11.1% in the same prior year period. The increase in Calavo Foods gross profit percentage was due primarily to a decrease in fruit input costs, in addition to lower manufacturing costs related to facility process improvements completed last year.

Calavo Foods’ gross profit percentage for the nine months ended July 31, 2020 was 28.5%, compared to 22.8% in the same prior year period. The increase in Calavo Foods gross profit percentage was due primarily to a decrease in fruit input costs, in addition to lower manufacturing costs relating to both the facility process improvements completed last year and the weaker Mexican Peso. Note that any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Calavo Foods segment.

RFG

RFG’s gross profit percentage for the quarter ended July 31, 2020 was 8.9%, compared to 5.9% in the same prior year period. Gross profit and gross profit percentage generated by RFG’s pre-existing manufacturing operations (facilities opened more than one year) both increased compared to the same prior year period driven by better raw material costs and improved labor efficiency, partially offset by weaker overhead absorption as a result of COVID-19 related volume declines. New production facilities improved on both a year-over-year and sequential period basis compared to the first quarter of 2020.

RFG’s gross profit percentage for the nine months ended July 31, 2020 was 4.5%, compared to 3.7% in the same prior year period.  Gross profit increases at company operated facilities during the period reflect maturity of new facilities, improvements in material control, and labor efficiencies; partially offset by lower gross profit out of regions served by co-packing partners mainly due to closure of our Midwest co-packing partner.

Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
	2020	Change	2019	2020	Change	2019

	(Dollars in thousands)			(Dollars in thousands)
Selling, general and administrative	$13,424	(6)%	$14,295	$44,226	(0)%	$44,228
Percentage of net sales	5.0%		4.0%	5.4%		4.9%

Selling, general and administrative expenses of $13.4 million for the three months ended July 31, 2020 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses decreased by $0.9 million, or 6%, for the three months ended July 31, 2020, when compared to the same period for fiscal 2019. This was primarily related to a decrease in the accrual for performance-based senior management bonuses ($0.9 million) and decreases due to eliminations of staff positions at the start of the third quarter which is partially offset by our annual compensation increase.

Selling, general and administrative expenses of $44.3 million for the nine months ended July 31, 2020 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased less than $0.1 million, for the nine months ended July 31, 2020, when compared to the same period for fiscal 2019. This was primarily related to certain management transition expenses incurred during the quarter ($0.9 million), an increase in professional service fees ($0.9 million), an increase in salary & benefit expense ($0.5 million), and approximately $0.3 million in transaction fees related to the acquisition of Simply Fresh Fruit. Partially offsetting these increases, is a decrease in the accrual for performance-based senior management bonuses ($2.6 million).

Loss on reserve for FreshRealm note receivable and impairment of investment

	Three months ended July 31,			Nine months ended July 31,
	2020	Change	2019	2020	Change		2019

	(Dollars in thousands)			(Dollars in thousands)
Loss on the reserve for FreshRealm note receivable and impairment of investment	$(37,192)	NA	$-	$(37,192)	NA	%	$-

During the third quarter of fiscal 2020, the results of operations of FreshRealm have deteriorated significantly from our expectations three months ago, with declining sales and continuing losses. FreshRealm will likely require additional capital in order to continue as a going concern. We do not plan to invest or loan any additional capital to FreshRealm. We have performed a valuation analysis of the financial condition and projected operations of FreshRealm under various methods, including liquidation, exit multiple, and perpetual growth approaches, appropriately weighted for the circumstances. In accordance with the foregoing, we have recorded an impairment of 100% of our equity investment of $2.8 million, and we have recorded a reserve for collectability of 100% of our note receivable balance of $34.2 million (which includes accrued interest of $4.1 million), and $0.2 million in trade accounts receivable as of July 31, 2020, which resulted in a loss of $37.2 million, which is included in the accompanying statement of operations under “Loss on reserve for FreshRealm note receivable and impairment of investment”.

Loss from unconsolidated entities

	Three months ended July 31,			Nine months ended July 31,
	2020	Change	2019	2020	Change	2019

	(Dollars in thousands)			(Dollars in thousands)
Loss from unconsolidated entities	$(1,170)	(53)%	$(2,510)	$(6,375)	(47)%	$(11,944)

Losses from unconsolidated entities includes our allocation of earnings or losses from our investments in FreshRealm and Don Memo. For the three months ended July 31, 2020, we recognized $0.6 million of income related to Don Memo compared to $0.5 million of losses in the three months ended July 31, 2019. For the nine months ended July 31, 2020, we recognized $0.9 million of income related to Don Memo compared to $0.1 million of income in the nine months ended July 31, 2019. For the three months ended July 31, 2020 and 2019, we recognized $1.8 million and $2.0 million of losses related to FreshRealm. For the nine months ended July 31, 2020 and 2019, we recognized $7.2 million and $12.0 million of losses related to FreshRealm. See Note 12 and Note 18 for additional information regarding FreshRealm.

Income Taxes Benefit (Provision)

	Three months ended July 31,			Nine months ended July 31,
	2020	Change	2019	2020	Change	2019

Income tax benefit (provision)	$4,682	NA	$(3,987)	$6,540	NA	$(11,093)
Effective tax rate	23.1%		27.2%	24.7%		26.1%

Our tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. For the three and nine months ended July 31, 2020, we recorded a discrete income tax benefit of $9.3 million related to the reserve of FreshRealm’s note receivable and impairment of investment. This decreased our effective tax rate to 23.1% and 24.7% for the three and nine months ended July 31, 2020. In addition, for the nine months ended July 31, 2020, we recorded a discrete income tax benefit of approximately $0.2 million, pursuant to ASU 2016-09, Improvements to Employee Share-based Payment Accounting. We recognize the effects of tax legislation in the period in which the law is enacted.  Our deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse.

Liquidity and Capital Resources

Cash used by operating activities was $19.6 million for the nine months ended July 31, 2020, compared to cash provided by operating activities of $60.5 million for the similar period in fiscal 2019. Cash used by operating activities for the nine months ended July 31, 2020 reflect primarily our net loss of $20.0 million, plus add-backs for non-cash activities (depreciation and amortization, stock-based compensation expense, provision for losses on accounts receivable, losses from unconsolidated entities, net losses on Limoneira shares, interest income on Notes to FreshRealm, deferred taxes, loss on disposal of property, plant and equipment, loss on the reserve for FreshRealm and gain on the sale of the Temecula packinghouse) of $59.1 million and a net decrease in the components of our working capital of approximately $18.7 million.

Decreases in operating cash flows, caused by working capital changes, includes a net decrease in accounts payable and accrued expenses of $12.7 million, an increase in inventory of $6.4 million, an increase in income taxes receivable/payable of $4.6 million, an increase in accounts receivable of $4.0 million, and an increase in prepaid expenses and other current assets of $0.8 million, partially offset by, an increase in payable to growers of $5.0 million, and a decrease in advances to suppliers of $4.9 million.

The decrease in accounts payable and accrued expenses is primarily related to a decrease in payables to RFG co-packers and a reduction in discretionary spending. The increase in income taxes receivable/payable is due to the net loss and the timing of estimated payments made during the nine months ended July 31, 2020. The increase in inventory is related to an increase in the volume of prepared frozen guacamole products held in inventory at July 31, 2020 when compared to October 31, 2019. The increase in our accounts receivable, as of July 31, 2020 when compared to October 31, 2019, primarily due a timing increase in the days sales outstanding. The increase in payable to growers primarily reflects an increase in our avocado grower liability related to California avocado volumes and Mexican avocado costs. The decrease in advances to suppliers primarily reflects the re-payment of preseason advances as a result of increased tomato sales.

Cash used in investing activities was $28.2 million for the nine months ended July 31, 2020, which primarily related to the purchase of SFFI for $18.4 million net of cash received, purchases of property, plant and equipment of $8.3 million and additional investments in FreshRealm of $1.5 million.

Cash provided by financing activities was $3.5 million for the nine months ended July 31, 2020, which related principally to net proceeds on our credit facilities totaling $24.6 million, partially offset by, the payment of our $19.4 million dividend, the payment of minimum withholding taxes on net share settlement of equity awards of $1.2 million, and payments of $0.7 million on our long-term debt obligations.

Our principal sources of liquidity are our existing cash balances, cash generated from operations, amounts available for borrowing under our existing Credit Facility, and our investment in Limoneira shares. Cash and cash equivalents as of July 31, 2020 and October 31, 2019 totaled $3.6 million and $8.0 million. Our working capital at July 31, 2020 was $40.0 million, compared to $36.9 million at October 31, 2019.

We believe that cash flows from operations, the available Credit Facility, and other sources will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for at least the next twelve months. We will continue to pursue grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel growth in each of our business segments. We have a revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West, as joint lead arranger. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under this agreement is $80 million and will expire in June 2021. We expect to refinance our line of credit before June of 2021. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our current credit agreement, the weighted-average interest rate was 1.9% and 3.8% at July 31, 2020 and October 31, 2019. Under these credit facilities, we had $24.6 million outstanding as July 31, 2020. There was nothing outstanding as of October 31, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2020.

(All amounts in thousands)	Expected maturity date July 31,
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$3,573	$—	$—	$—	$—	$—	$3,573	$3,573
Accounts receivable (1)	69,724	—	—	—	—	—	69,724	69,724

Liabilities
Payable to growers (1)	$18,490	$—	$—	$—	$—	$—	$18,490	$18,490
Accounts payable (1)	10,640	—	—	—	—	—	10,640	10,640
Current borrowings pursuant to credit facilities (1)	24,600	—	—	—	—	—	24,600	24,600

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Management does, however, evaluate this opportunity from time to time. Total foreign currency remeasurement gains for the three months ended July 31, 2020, net of losses, was $1.4 million. Total foreign currency remeasurement losses for the three months ended July 31, 2019, net of gains, was $0.1 million. Total foreign currency remeasurement losses for the nine months ended July 31, 2020 and 2019, net of gains, was $1.9 million and $0.1 million.

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

During the second quarter of fiscal 2020, we appointed a new Corporate Controller and CFO. These appointments resulted in a material change in our disclosure controls and procedures; we have determined that these controls and procedures remained effective for the three months ended July 31, 2020.

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

We have significant goodwill and intangibles balances recorded with respect to our RFG segment and the recently acquired Simply Fresh operations, which we periodically review for impairment. These assets are sensitive to any significant changes in related results of operations of the underlying businesses. The pandemic has had adverse effects on the RFG and Simply Fresh operations, although no impairment of the related goodwill and intangibles balances has occurred during the quarter ended July 31, 2020. However, we cannot predict the effects that any continued adverse conditions from the pandemic may have on the future impairment of these assets.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of July 31, 2020 and October 31, 2019; (2) Consolidated Condensed Statements of Income for the three and nine months ended July 31, 2020 and 2019; (3) Consolidated Condensed Statements of Cash Flows for the three and nine months ended July 31, 2020 and 2019; (4) Consolidated Statements of Shareholders Equity for the three and nine months ended July 31, 2020 and 2019; and (5) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: September 9, 2020
	By	/s/ James Gibson
James Gibson
Chief Executive Officer
(Principal Executive Officer)

Date: September 9, 2020
	By	/s/ Kevin Manion
Kevin Manion
Chief Financial Officer
(Principal Financial Officer)