Form 10-K
period 2020-10-31
CALAVO GROWERS INC
filed 2020-12-21
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant's Common Stock held by non-affiliates on April 30, 2020 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $0.9 billion. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of November 30, 2020 was 17,689,818.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the 2020 Annual Meeting of Shareholders, which we intend to hold on April 21, 2021 are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2020.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains statements relating to future events and results of Calavo Growers, Inc. and its consolidated subsidiaries (Calavo, the Company, we, us or our), including certain projections and business trends, that are "forward-looking statements," as defined in the Private Securities Litigation and Reform Act of 1995, that involve risks, uncertainties and assumptions. These statements are based on our current expectations and are not promises or guarantees. If any of the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, gross profit, expenses, gain/(loss) on Limoneira shares, income/(loss) from unconsolidated entities, earnings, earnings per share, tax provisions, cash flows and currency exchange rates; the impact of COVID-19 on our business, results of operations and financial condition; the impact of acquisitions or debt or equity investments or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration (including information technology systems integration) plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance, whether attributable to Calavo or any of its unconsolidated entities; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; any risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and COVID-19 and trade protection measures such as import/export/customs duties, tariffs and/or quotas); any risks associated with receivables from and/or equity investments in unconsolidated entities; system security risk and cyber-attacks and any statements of assumptions underlying any of the foregoing.

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

During the second quarter of fiscal year 2020, we completed our acquisition of SFFI Company, Inc. doing business as Simply Fresh Fruit (SFFI). We paid $18.4 million in cash for 100% of SFFI (net of cash acquired). Founded in 1999 and based in Vernon, Calif., privately held SFFI is a processor and supplier of a broad line of fresh-cut fruit, principally serving the foodservice and hospitality markets. Its focus in those industries is anticipated to be highly complementary to the retail-grocery expertise of Calavo’s RFG business segment and will be included in the RFG segment going forward.

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

For fiscal 2020, we believe our capacity will be sufficient for our expected growth due to a combination of production-enhancing initiatives at our facility and the further development of our network of co-packers. Net sales of our fresh, refrigerated (non-frozen) products, typically sold to retail customers, represented approximately 63% and 62% of total guacamole sales within the Calavo Foods segment for the years ended October 31, 2020 and 2019. The remaining sales of Calavo Foods consist primarily of frozen products.

Sales in the U.S. and Canada are made principally through a commissioned nationwide broker network, which is supported by our regional sales managers. We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, strategically located warehouses, and market relationships.

RFG

Acquired in June of 2011, Renaissance Food Group is a leader in the fast-growing refrigerated fresh packaged foods category. RFG creates, markets, and distributes nationally a portfolio of healthy, high quality fresh packaged food products for consumers via the retail and other channels, including national and regional supermarkets, club stores, mass merchandisers, convenience stores, and specialty/natural retailers. As a leader in refrigerated fresh packaged foods, RFG utilizes a network of company-operated and independently-operated USDA and organic certified fresh food facilities strategically located across the U.S. These facilities allow RFG to offer national retailers high quality, refrigerated fresh foods that can generally be delivered within hours from time of production. Consumer demand is high for quality refrigerated fresh packaged foods and RFG’s speed to market, product innovation and broad product portfolio position the Company well to serve retailers addressing this consumer trend. RFG products include fresh-cut fruit and vegetables, fresh prepared entrée salads, wraps, sandwiches and fresh snacking products, as well as ready-to-heat entrees and other hot bar and various deli items, meals kits and related components and salad kits. RFG products are marketed under the Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials brands, as well as store-brand, private label programs. Backed by Calavo’s resources, the business unit continues to expand its footprint of company-operated manufacturing locations and to develop its customer relationships in the retail grocery channel.

Sales and Other Financial Information by Business Segment and Product Category

Sales and other financial information by business segment are provided in Note 10 to our consolidated financial statements that are included in this Annual Report.

Customers

We sell to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesale customers. Our top ten customers accounted for approximately 56%, 59% and 59% of our consolidated net sales in fiscal years 2020, 2019 and 2018. Sales to our largest customer, Kroger (including its affiliates), represented approximately 18%, 21%, and 20% of net sales in each of fiscal years 2020, 2019, and 2018. Additionally, Wal-Mart (including its affiliates) represented approximately 12%, 13%, and 10% of net sales in fiscal years 2020, 2019, and 2018. No other single customer accounted for more than 10% of our net sales in any of the last three fiscal years.

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

Backlog

Our Fresh and RFG customers do not place product orders significantly in advance of the requested product delivery dates. Foods customers typically order perishable products one to ten days in advance of shipment, and typically order Calavo Foods within thirty days in advance of shipment.

Research and Development

Our research and development for new and improved products, which is generally driven by customer requests, changes in product specifications, customer and market research and/or innovative ideas generated by our own team of experts with food processing and culinary backgrounds.  We solicit customer and supplier input, review process and product trends and conduct sensory and shelf life testing, all to expand the category and drive new sales for our customers. Research and development costs are charged to expense when incurred. Total research and development costs for fiscal year 2020 was approximately $0.7 million. For fiscal years 2019 and 2018 total research and development were less than $0.1 million.

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

Employees

As of October 31, 2020, we had 3,971 employees, of which 1,834 were located in the United States and 2,137 were located in Mexico. We do not have a significant number of United States employees covered by a collective bargaining agreement. Approximately 1,900 of Calavo's Mexican employees are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage.

The following is a summary of the number of "salaried" and "hourly" employees as of October 31, 2020.

Location	Salaried	Hourly	Total
United States	358	1,476	1,834
Mexico	215	1,922	2,137
TOTAL	573	3,398	3,971

Item 1A. Risk Factors

You should carefully consider the following risks and other information in this Form 10-K. Any of the following risks could materially and adversely affect our results of operations or financial conditions. The following risk factors should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Consolidated Financial Statements and related notes in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Business and Operational Risks

The COVID-19 pandemic and resulting worldwide economic conditions are adversely affecting, and will likely continue to adversely affect, our business operations, financial condition, results of operations, and cash flows and we are unable to predict the extent to which the global COVID-19 pandemic may continue to adversely impact our business operations, financial performance and results of operations.

Manufacturing and Supply Chain Disruption—

Outbreaks of contagious diseases, including the ongoing COVID-19 outbreak and pandemic, and other adverse public health developments in countries and states where we operate, have had and are expected to continue to have an adverse effect on our business, financial condition and operational challenges in the manufacturing of our products and the operation of the related supply chains supporting our ability to deliver our products to the consumer. These effects include a potential negative impact on the availability of our key personnel; disruptions of our facilities or facilities of our members, business partners, customers, suppliers, third-party service providers or other vendors; and interruption of domestic and global supply chains, distribution channels, liquidity and capital or financial markets. We are actively monitoring COVID-19 impacts on our supply chain and distribution channels and restrictions on or disruptions of transportation or increased border controls or closures, or other impacts on domestic and global supply chains or distribution channels, could increase our costs for raw materials and commodity costs, increase demand for raw materials and commodities from competing purchasers, limit our ability to meet customer demand or otherwise have a material adverse effect on our business, financial condition, results of operation or cash flows.

In addition, we have taken and will continue to take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, including implementation of health and safety measures to protect our employees, supplementing our workforce to compensate for employees disabled or temporarily unable to perform their duties, and temporary disruptions at certain of our manufacturing facilities, which could negatively affect our business. Some of these precautionary measures, and similar precautionary measures that we may take in the future, may result in additional costs. These conditions could lead to more prolonged disruptions and adverse financial impact in the future.

The mandated shelter in place and social distancing measures which are we are required to follow create challenges for the successful operation of our facilities. These same measures also impact the ability of our vendors, suppliers, logistics providers, distributors, and customers, to ultimately support the delivery of our products to consumers.

Uncertain Future Consumer Demand –

While we have not experienced a significant loss of demand for our products during the COVID-19 pandemic, continued economic deterioration in the markets in which our products are sold, including unemployment, reductions in disposable income, declining consumer confidence, and perception of our products as non-essential, could result in future declines in the demand for our products. Further, COVID-19 has resulted in a widespread health crisis that has affected and is expected to continue to adversely affect the economies and financial markets of many countries and most areas of the United States, which may affect our ability to obtain additional financing for our businesses and demand for our products and services.

Costs to confront the COVID-19 Pandemic –

We have incurred and may be required to continue to incur for an indeterminable period, increased costs related to overtime and sick pay, government mandated employee leave related to pandemic conditions, incremental pay for working under challenging conditions, temporary employees, temporary facility closures, sanitizing the work environment, and overall increased safety measures. Our operating results may be adversely affected if we fail to adequately manage these costs or if we experience significant unexpected costs in the future.

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

We have significant goodwill and intangibles balances recorded with respect to our RFG reporting unit, which we periodically review for impairment. These assets are sensitive to any significant changes in related results of operations of the underlying businesses. The COVID-19 pandemic has had adverse effects on the RFG, although no impairment of the related goodwill and intangibles balances has occurred during the year ended October 31, 2020. However, we cannot predict the effects that any continued adverse conditions from the pandemic may have on the future impairment of these assets.

Due to the seasonality of the business, our revenue and operating results may vary from quarter to quarter.

Our earnings may be affected by seasonal factors, including:

●	the availability, quality and price of raw materials (including, but not limited to fruit and vegetable inputs);
●	the timing and effects of ripening and perishability;
●	the ability to process perishable raw materials in a timely manner;
●	the leveraging of certain fixed overhead costs during off-season months; and
●	the slight impacts on consumer demand based on seasonal and holiday timing.

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

Disruption of the supply or reliability of low cost transportation services and/or significant increases in the cost of these services could impact our operating income.

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

We intend to review acquisition prospects that would complement our business. While we are not currently a party to any definitive agreement with respect to any acquisitions, we may acquire other businesses in the future. Future acquisitions by us could result in accounting charges, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock. Acquisitions entail numerous risks, including the integration of the acquired operations, diversion of management's attention to other business concerns, risks of entering markets in which we have limited prior experience, and the potential loss of key employees of acquired organizations. We may be unable to successfully integrate businesses or the personnel of any business that might be acquired in the future, and our failure to do so could have a material adverse effect on our business and on the market price of our common stock. Management's attention, or other resources, may be diverted if we fail to successfully complete or integrate business combination and investment transactions that further our strategic objectives.

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

Human Capital Risks

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

We have recently transitioned new personnel into executive leadership positions and our future success will depend in part on our ability to manage this transition successfully.

Replacing departing executives can involve organizational disruption and uncertainty. If we fail to manage this transition successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed.

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

Industry Risks

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

Consumer preferences for particular food products are subject to fluctuations over time.  Our ability to market and sell our products successfully depends in part on our ability to identify changing consumer preferences and respond to those changes by offering products that appeal broadly to consumers in light of current demands.  Shifts in consumer preferences that can impact demand for our products at any given time can result from a number of factors, including dietary trends, attention to particular nutritional aspects of our products, concerns regarding the health effects of particular ingredients, attention given to ingredient sourcing practices and general public perception of food safety risks.  Consumer demand for our products also may be impacted by any public commentary that consumers or certain regulatory bodies (including federal/state agencies involved in monitoring food safety) may make regarding our products or similar products. Consumer demand for our products also may be impacted by changes in the level of advertising or promotional support that are employed by (i) us, (ii) our retail/foodservice customers, or (iii) relevant industry groups or third parties that provide competing products.  If consumer preferences trend negatively with respect to any one or more of our products, our sales volumes may decline as a result.

Regulatory Risks

Environmental and other regulation of our business, including potential climate change regulation, could adversely impact us by increasing our production cost or restricting our ability to import certain products into the United States.

Climate change serves as a risk multiplier increasing both the frequency and severity of natural disasters that may affect our business operations. Moreover, there has been a broad range of proposed and promulgated state, national and international regulation aimed at reducing the effects of climate change. Such regulations apply or could apply in countries where we have interests or could have interests in the future. In the United States, there is a significant possibility that some form of regulation will be enacted at the federal level to address the effects of climate change. Such regulation could take several forms that could result in additional costs in the form of taxes, the restriction of output, investments of capital to maintain compliance with laws and regulations, or required acquisition or trading of emission allowances. Climate change regulation continues to evolve, and it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation.

Unanticipated changes in U.S. or international tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.

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

We are also subject to the examination of our tax returns and other tax matters by the U.S. Internal Revenue Service (the IRS), the Servicio de Administracion Tributaria in Mexico (the SAT) and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that we will accurately predict the outcomes of any audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows.. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.

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

The FDA establishes, and continues to modify, regulations governing the production of processed avocado products, such as the new Food Safety Modernization Act, which implements mandatory preventive controls for food facilities and compliance with mandatory produce safety standards.  Our results of operations may be adversely affected if we are unable to comply with these existing and modified regulations. Such failures could also cause reputational damage to our business.

International Risks

We work with international third-party suppliers and partners, and our financial results could suffer due to unfavorable international events or regulations.

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

Financial Risks

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our growth strategy.

The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on many factors, including:

●	Market acceptance of our products; and
●	The existence of opportunities for expansion.

If our capital resources are not sufficient to satisfy our liquidity needs, we may seek to sell additional equity or obtain additional debt financing. The sale of additional equity would result in dilution to our shareholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. Although we do not currently foresee the need for significant additional financing, with the exception of our existing credit facility, and we have not made arrangements to obtain additional financing, we may not be able to obtain additional financing, if required, in amounts or on terms acceptable to us, or at all.

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

On May 20, 2020, the SEC issued a final rule regarding the financial statement requirements for acquisitions and dispositions of a business, which included, among other things, amending (1) certain criteria in the significance tests for equity method investees, such as introducing a revenue component when calculating the income test, (ii) related pro forma financial information requirements including its form and content, and (iii) related disclosure requirements, including the number of acquiree financial statement periods required to be presented in SEC filings. The final rule is effective for fiscal years beginning after December 31, 2020, with early application permitted. The Company determined to adopt this SEC final rule as of October 31, 2020, and as a result, the Company’s investment in FreshRealm was no longer considered a significant subsidiary.

In fiscal 2019, we implemented an Accounting Standards Update (ASU) 2016-01, Financial Instruments, Recognition and Measurement of Financial Assets and Liabilities, which requires equity investments (except those accounted for under the equity method of accounting, such as FreshRealm and Don Memo) to be measured at fair value with changes in fair value recognized in net income. This adoption impacted our equity investment in Limoneira Company (Limoneira); and as a result, fluctuations in the Limoneira stock price (to be measured, as per the ASU, from quarter-end to quarter-end) are reflected as unrealized gain/(loss) on equity securities in our income statement, and therefore, increase or decrease our overall profitability significantly. Furthermore, from time-to-time we may choose to buy or sell Limoneira shares via methods of execution that are available to us; and to the extent we buy or sell stock in Limoneira, we may also report realized gain/(loss) on equity securities.

Any loans/notes or advances that we make to unconsolidated entities (such as the existing advances to Don Memo) may at some point in the future be deemed uncollectible and as such may negatively impact, in a material way, our financial results in the period such determination is made. As noted earlier, we do not control the operations of FreshRealm or Don Memo, and their future operating performance and/or their future ability to raise capital from other third parties, could negatively impact our ability to collect on our loans/notes or advances.

We have recorded an impairment of 100% of our equity investment in FreshRealm of $2.8 million, and we have recorded a reserve for collectability of 100% of our note receivable balance from FreshRealm of $34.2 million (which includes accrued interest of $4.1 million), and $0.3 million in trade accounts receivable as of October 31, 2020, which resulted in a loss of $37.3 million, which is included in the accompanying consolidated statement of operations under “Loss on reserve for FreshRealm note receivable and impairment of investment”.

General Risks

The value of our common stock may be adversely affected by market volatility and our common stock price has fluctuated and may continue to fluctuate, which may make future prices of our common stock difficult to predict.

Investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations or cash flows. Our common stock price, like that of other companies, can be volatile and can be affected by, by many factors, including:

●	Our operating and financial performance and prospects;
●	Announcements and public SEC filings we make about our business, financial performance and prospects;
●	Announcements our customers or competitors make regarding their business, financial performance and prospects;
●	Short-interest in our common stock, which may be significant from time-to-time;
●	The depth and liquidity of the market for our common stock;

●	Investor perception of us and the industry and markets in which we operate;
●	Our inclusion in, or removal from, any equity market indices;
●	Changes in earnings estimates or buy/sell recommendations by analysts;
●	Whether or not we meet earnings estimates of analysts who follow our Company;
●	Competitors in common markets; and
●	General financial, domestic, international, economic, industry and other market trends or conditions.

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

Primarily handles fresh avocados. The facility was built in 1985 and has been significantly and continually improved in capacity and efficiency since then. We believe that the annual capacity of this facility will be sufficient to process its forecasted annual production needs.

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

Name	Age	Position
James Gibson	58	Chief Executive Officer
Kevin Manion	62	Chief Financial Officer
Mark Lodge	53	Chief Operations Officer
Robert Wedin	71	Executive Vice President, Fresh Sales
Ronald Araiza	61	Vice President, Foods Operations

James Gibson has served as our Chief Executive Officer since February 2020. Prior to his recent appointment as Chief Executive Officer, Mr. Gibson served as President of RFG from November 2017 to January 2020 and previously served as Chief Operating Officer and a founding member of RFG from March 2003 to November 2017.

Kevin Manion has served as our Chief Financial Officer since May 2020. Prior to his recent appointment as Chief Financial Officer, Mr. Manion held financial leadership positions with companies including Century Snacks, Young’s Market Company, Bolthouse Farms, Hostess Brands, Nestle USA and Kraft General Foods. Mr. Manion served as Chief Financial officer of Centre for Neuro Skills from January 2019 to April 2020, Chief Financial Officer of Green Dot Corporation from October 2016 to January 2019, and Chief Financial Officer of New Century Snacks/Snak Club from March 2015 to October 2016. Mr. Manion began his career in public accounting at Arthur Andersen & Co.

Mark Lodge has served as our Chief Operations Officer since August 2020. From October 2019 to August 2020, Mr. Lodge has served as Executive Vice President of RFG Business Operations. Prior to joining Calavo, Mr. Lodge held the role of Executive Vice President from May 2017 to October 2019 for Revolution Foods supplying all-natural school meals across the United States.  Prior to Revolution Foods, Mr. Lodge was President of True Fresh HPP and True Food Innovations from January 2016 to February 2017 and was previously instrumental in the identification and implementation of the Fresh & Easy manufacturing business in the United States for Tesco, plc.

Robert Wedin has served as our Executive Vice President since August 2020, and prior was Vice President since 1993. Mr. Wedin joined us in 1973 at our then Santa Barbara packinghouse. Beginning in 1990, Mr. Wedin served as a director of the California Avocado Commission for a period of ten years. Mr. Wedin currently is a board member of Producesupply.org and serves as a member of that organization's executive committee.

Ronald Araiza has served as our Vice President since January 2017. Mr. Araiza served as Vice President at Del Rey Avocado from January 2015 to January 2016. He also served as Vice President at Mission Produce from January 1997 to May of 2015.

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

Fiscal 2020	High	Low
First Quarter	$94.37	$76.61
Second Quarter	$77.71	$51.07
Third Quarter	$64.70	$52.94
Fourth Quarter	$69.73	$57.04

Fiscal 2019	High	Low
First Quarter	$99.90	$70.57
Second Quarter	$94.57	$75.59
Third Quarter	$97.65	$84.88
Fourth Quarter	$97.24	$84.93

As of November 30, 2020, there were approximately 779 stockholders of record of our common stock.

Dividend Policy

Our dividend policy is to provide for an annual dividend payment, as determined by the Board of Directors. We generally pay an annual dividend in the first quarter of our fiscal year.

On October 26, 2020, we declared a dividend of $1.15 per share. On December 4, 2020, we paid the aggregate amount of $20.3 million to shareholders of record on November 13, 2020. On December 6, 2019, we paid a $1.10 per share dividend in the aggregate amount of $19.4 million to shareholders of record on November 15, 2019.

Shareholder Return Performance Graph

The following graph compares the performance of our common stock with the performance of the Nasdaq Market Index and a Peer Group of major diversified companies in our same industry for approximately the 60-month period beginning October 31, 2015 and ending October 31, 2020. In making this comparison, we have assumed an investment of $100 in Calavo Growers, Inc. common stock, the Nasdaq Market Index, the Peer Group Index as of October 31, 2015. We have also assumed the reinvestment of all dividends. Our Peer Group Index includes the companies of: Andersons, Inc., B&G Foods, Inc., Boston Beer Company, Inc., Fresh Del Monte Produce, Inc., Hain Celestial Group, Inc., Hostess Brands, Inc., J&J Snack Foods, Corp., John B Sanfilippo & Son, Inc., and Landec, Corp.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Calavo Growers, Inc., the NASDAQ Composite Index, and a Peer Group

$250
$200
$150
$100
$50
$0
10/15
10/16
10/17
10/18
10/19
10/20
Calavo Growers, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 10/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending October 31.

	10/31/15	10/31/16	10/31/17	10/31/18	10/31/19	10/31/20

Calavo Growers, Inc.	100.00	116.86	147.63	196.82	177.80	139.42
NASDAQ Composite	100.00	103.97	136.34	149.61	171.71	228.10
Peer Group	100.00	95.71	90.44	87.74	91.03	127.43

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The following summary of consolidated financial data (other than information regarding the volume of products sold) for each of the years in the five-year period ended October 31, 2020, are derived from the audited consolidated financial statements of Calavo Growers, Inc.

Historical results are not necessarily indicative of results that may be expected in any future period. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto that are included elsewhere in this Annual Report.

	Fiscal Year Ended October 31,
	2020	2019	2018	2017	2016

	(In thousands, except per share data)
Statement of Operations Data: (1)(2)(4)(6)(8)
Net sales	$1,059,371	$1,195,777	$1,088,758	$1,075,565	$935,679
Gross profit	89,898	128,082	113,616	114,544	107,534
Selling, general and administrative	57,952	59,113	57,081	56,651	46,440
Net income (loss) attributable to Calavo Growers, Inc.	(13,625)	36,646	32,281	37,270	38,022
Basic net income (loss) per share	$(0.78)	$2.09	$1.85	$2.14	$2.19
Diluted net income (loss) per share	$(0.78)	$2.08	$1.84	$2.13	$2.18
Adjusted EBITDA (see MD&A for calc)	54,384	87,258	75,038	73,329	70,987
Adjusted EBITDA per share	3.10	4.96	4.27	4.19	4.07
Balance Sheet Data as of End of Period:
Working capital	$29,564	$36,886	$29,567	$3,661	$25,612
Total assets (4) (5) (6) (7) (8) (9)	429,624	390,360	367,736	364,117	327,933
Accrued expenses	36,922	39,629	38,521	39,946	31,095
Current portion of long-term obligations (4) (5)	1,343	762	118	129	138
Long-term obligations, less current portion (4) (5)	5,716	5,412	314	439	445
Shareholders' equity	256,002	285,869	264,959	244,122	215,069
Cash Flows Provided by (Used in):
Operations	$28,878	$72,099	$48,426	$62,140	$61,968
Investing activities (2)(3)(4)(5)(9)	(31,931)	(31,850)	(30,204)	(53,668)	(21,731)
Financing activities (3)	(865)	(33,796)	(23,327)	(15,689)	(33,566)
Other Data:
Cash dividends declared per share	$1.15	$1.10	$1.00	$0.95	$0.90
Net book value per share	$14.61	$16.23	$15.11	$13.92	$12.33
Pounds of avocados sold	379,910	354,754	357,013	299,338	387,745
Pounds of processed avocados products sold	25,480	32,016	32,333	29,911	26,773
Average sales price per pound - avocados	1.37	1.60	1.43	1.82	1.27
Gross profit per pound - avocados	0.11	0.23	0.14	0.23	0.14
Average sales price per pound - processed products	2.84	2.86	2.63	2.36	2.24
Gross profit per pound - processed products	0.82	0.65	0.81	0.44	0.83

(1)	During fiscal 2020, 2019 and 2018, we have recognized $7.2 million, $14.1 million and $12.0 million in losses from FreshRealm, which has been recorded as losses from unconsolidated entities.

(2)	During fiscal 2020, 2018, 2017 and 2016, we contributed $1.5 million, $3.5 million, $7.5 million and $3.2 million as investments in FreshRealm. Our total investment of $5.8 million, $19.9 million, $28.4 million and $21.0 million in FreshRealm as of October 31, 2019, 2018, 2017 and 2016, has been recorded as investment in unconsolidated subsidiaries on our balance sheet. During fiscal 2020, we have recorded an impairment of 100% of our equity investment of $2.8 million. See Note 20.

(3)	During fiscal 2019 and 2018, we loaned $23.8 million and $9.0 million as notes receivable from FreshRealm. For fiscal 2020 and 2019, we have recorded $1.7 million and $2.4 million as interest related to the notes receivable balance from FreshRealm. During fiscal 2020, we have recorded a reserve for collectability of 100% of our note receivable balance of $34.2 million (which includes accrued interest of $4.1 million)

(4)	In April 2019, we sold our Temecula, California packinghouse for $7.1 million in cash and, concurrently, leased back a portion of the facility representing approximately one-third of the total square footage. This generated a gain of $6.4 million. Since our leaseback of the building is classified as a capital lease and covers substantially all of the leased property, the gain recognized currently is the amount of the gain in excess of the recorded amount of the leased asset. As a result, we recognized a gain of approximately $1.9 million in the second quarter of fiscal 2019 and recorded a deferred gain of $4.5 million, which will be recognized over the life of the lease. In connection with the capital lease we capitalized $3.2 million as a capital lease in property, plant and equipment and recorded a lease liability of $3.2 million ($0.1 million in current portion and $3.1 million in long term debt).

(5)	During our third quarter of fiscal year 2019, we entered into a 10-year building and equipment lease for fresh food facility in Conley, GA. This facility is primarily intended to process fresh-cut fruit & vegetables and prepared foods products for our RFG business segment. Annual rent for the building and equipment approximates $0.9 million and $0.6 million, respectively, over the life of the lease. The lease for the equipment is considered to be a capital lease, therefore, we calculated the present value of the minimum lease payments related to the equipment and capitalized $2.8 million as a capital lease in property, plant and equipment and recorded $2.8 million as a lease obligation.

(6)	In January 2016, the FASB issued an ASU, which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The Company adopted this new standard at the beginning of fiscal 2019. For the year ended October 31, 2019, we sold 51,271 shares of Limoneira stock and recorded a loss of $0.1 million in our consolidated statements of income. Limoneira’s stock price at October 31, 2020, 2019, and 2018 equaled $13.83 per share, $18.92 per share, and $24.65 per share. Our remaining shares of Limoneira stock, totaling 1,677,299, were revalued to $13.83 per share and $18.92 per share at October 31, 2020 and 2019, as a result, we recorded a loss of $8.5 million and $9.6 million for the year ended October 31, 2020 and 2019 in our consolidated statements of operations.

(7)	The major impacts of applying ASC 842 to the balance sheet at the effective date were 1) the addition of $65.7 million in operating lease assets and $69.6 million of operating lease liabilities, 2) the removal of approximately $3.7 million and $1.2 million of deferred rent and other long-term obligations, respectively, and 3) a cumulative-effect adjustment for the adoption of ASC 842 of $0.9 million was recorded to retained earnings, which relates to the gain previously recognized in accordance with ASC 840 on its sale and operating leaseback of the Temecula facility.

(8)	During the third quarter of fiscal 2020, we have recorded an impairment of 100% of our FreshRealm equity investment of $2.8 million, and we have recorded a reserve for collectability of 100% of our FreshRealm note receivable balance of $34.2 million (which includes accrued interest of $4.1 million), and $0.3 million in trade accounts receivable as of October 31, 2020, which resulted in a loss of $37.3 million, which is included in the accompanying consolidated statement of operations under “Loss on reserve for FreshRealm note receivable and impairment of investment”. In connection with the foregoing, we recorded a $9.5 million discreet income tax benefit for the third quarter of fiscal 2020. See Note 20.

(9)	On January 21, 2020, we announced that RFG had signed a definitive agreement to acquire SFFI. In February 2020, we completed our acquisition of SFFI. We paid $18.4 million in cash for 100% of SFFI (net of cash acquired). Founded in 1999 and based in Vernon, Calif., privately held SFFI is a processor and supplier of a broad line of fresh-cut fruit, principally serving the foodservice and hospitality markets. See Note 18.

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

Our Fresh products business grades, sizes, packs, cools, and ripens (if desired) avocados for delivery to our customers. During fiscal 2020, we operated four packinghouses and four operating and distributing facilities (aka value-added depots or VADs) that handle avocados that are sold across the United States and to select international markets. We believe that our continued success in marketing avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices, and keeping the handling costs low as we ship avocados to our packinghouses and distribution centers. We believe our diversified avocado sources help provide a level of relative supply stability that may, over time, serve to increase the availability and demand for avocados among consumers in the United States and elsewhere in the world. Significant fluctuations in the volume of avocados delivered have an impact on the per pound packing costs of avocados we handle. Generally, larger crops will result in a lower per pound handling cost. As a result of our investment in packinghouse equipment, distribution centers with value-added ripening and packing capabilities, and personnel, we believe that our cost structure is geared to optimally handle larger avocado volume. We believe our efforts in distributing our other various perishable foods, such as tomatoes and papayas, complement our offerings of avocados. From time to time, we continue to explore the distribution of other crops that provide reasonable returns to our business.

Our Calavo Foods business processes avocados into a wide variety of guacamole products, and distributes the processed product to our customers. All of our prepared avocado products shipped to North America are “cold pasteurized” and include both frozen and fresh guacamole. Due to the high-quality, no preservative nature of our guacamole and the variety of packaging formats that we offer, we believe that we are well positioned to address the diverse taste and needs of today’s foodservice and retail customers. Additionally, we also prepare various fresh salsa products. Our Calavo Foods segment maintains relationships with foodservice companies and food retailers. We continue to seek to expand our relationships with major foodservice companies and food retailers and develop alliances that will allow our products to reach a larger percentage of the marketplace. Net sales of frozen products represented approximately 37% and 38% of total processed segment sales for the years ended October 31, 2020 and 2019. Net sales of our refrigerated products represented approximately 63% and 62% of total processed segment sales for the years ended October 31, 2020 and 2019.

Our RFG business produces, markets and distributes nationally a portfolio of healthy, high quality fresh packaged food products for consumers sold through the retail and other channels. RFG products include fresh-cut fruit and vegetables, fresh prepared entrée salads, wraps, sandwiches and fresh snacking products, as well as ready-to-heat entrees and other hot bar and various deli items, meals kit components and salad kits. RFG products are marketed under the Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials brands, as well as store-brand and private label programs.

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

Recent Developments

COVID-19 Pandemic Impact

The COVID-19 pandemic has created challenging and unprecedented conditions for our business, and we are committed to taking action in support of a Company-wide response to the crisis. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. We believe we are well positioned for the future as we continue to navigate the crisis and prepare for an eventual return to a more normal operating environment. We have successfully implemented contingency plans overseen by our management teams in the U.S. and in Mexico to monitor the evolving needs of our businesses in those countries, as well as those related to our Peru partner in consignment avocado sales and our Mexican partners in consignment tomato sales.

The COVID-19 pandemic began to have an adverse impact on our results of operations in the month of March, resulting in cancelled orders, altered customer buying patterns, delays in potential new business opportunities, losses on product unable to be sold, reductions in margins related to lower manufacturing throughput, and changes to integration plans for an acquired entity. The effects of the pandemic were more pronounced in the portions of our business servicing foodservice customers and to a lesser extent certain segments of our retail business, including behind-the-glass deli and grab-and-go convenience items. While we have managed the pandemic well, with improving results beginning in April and minimal disruption to our overall business thus far, the continuing impact of the pandemic on our future consolidated results of operations is uncertain.

Organizational changes

On February 1, 2020, James Gibson became Chief Executive Officer, succeeding Lecil Cole, who retired on January 31, 2020. Mr. Gibson has served as President of Calavo’s RFG division since October 26, 2017 and previously served as Chief Operating Officer and a founding member of RFG since 2003.

On February 26, 2020, Lecil Cole retired as Chairman of the Board of Directors, although he remains a director of Calavo. On February 27, 2020, Mr. J. Link Leavens was appointed Chairman of the Board of Directors.

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

Dividend Payment

On October 26, 2020, the Company declared a $1.15 per share cash dividend to shareholders of record on November 13, 2020. On December 4, 2020, the Company paid this cash dividend, which totaled $20.3 million.

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

As a result, in April 2019, the MFM issued a final tax assessment to CDM (the “2011 Assessment”) totaling approximately $2.2 billion Mexican pesos (approx. $103.5 million USD at October 31, 2020) related to Income Tax, Flat Rate Business Tax and Value Added Tax, corresponding to the fiscal year 2011 tax audit. We have consulted with an internationally recognized tax advisor and continue to believe this tax assessment is without merit. Therefore, we filed an administrative appeal challenging the MFM’s 2011 assessment on June 12, 2019. The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities, forcing the legal office within the MFM to rule on the matter. This process preserves the taxpayer’s right to litigate in tax court if the administrative appeal process ends without a favorable or just resolution. Furthermore, in August 2018, we received a favorable ruling from Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) central legal department in Mexico City on another tax matter (see footnote 15 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2011 Assessment. We believe this recent ruling undermines the Assessment we received in April 2019.

During the month of November 2020 we were in contact with the MFM and presented our arguments that we believe undermine the legality of the 2011 Assessment, asserting among others, the determination by the SAT’s central legal department described below, which recognizes the legal validity of our operation as a maquiladora. Based on the foregoing, the MFM has offered to take into account such argument in its resolution of the pending administrative appeal.

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

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (approx. $122.4 million USD at October 31, 2020) related to Income Tax, Flat Rate Business Tax, and Value Added Tax, related to this fiscal 2013 tax audit. Additionally, the tax authorities have determined that we owe an employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $5.6 million USD at October 31, 2020).

We have consulted with both an internationally recognized tax advisor, as well as a global law firm with offices throughout Mexico, and we continue to believe that this tax assessment is without merit. In August 2018, we filed an administrative appeal on the 2013 Assessment. CDM has appealed our case to the SAT’s central legal department in Mexico City. Furthermore, and as noted in the preceding paragraphs, in August 2018, we received a favorable ruling from the SAT’s central legal department in Mexico City on another tax matter (see footnote 15 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is central to the 2013 Assessment. We believe this recent ruling significantly undermines the 2013 Assessment we received in July 2018.

In light of the foregoing, the Company is currently considering its options for resolution of the two tax assessments:

-	In the unlikely event of an unfavorable resolution of the administrative appeal, we could file a nullification suit with the Mexican Tax Court. In order to file such suit, we would be required to post collateral or a bond for the total amount of the tax assessment (including inflation adjustments, penalties and surcharges) while the suit is in process, which could last from two to three years. If the suit results in an unfavorable ruling, there is an option to appeal to the Collegiate Circuit Court while maintaining the collateral or bond in place.

-	In the event of filing a nullification suit, the collateral or bonding requirement may be avoided by filing a nullification suit on substantive matters (“Juicio de Fondo”). This type of suit permits only arguments on the legal merits of the taxpayer’s case, and limits arguments on procedural matters.

The estimated time for resolution of this matter could be affected by the situation related to the COVID-19 pandemic. We continue to believe that the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial position.

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

Goodwill and acquired intangible assets. Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. We can use a qualitative test, known as "Step 0," or a two-step quantitative method to determine whether impairment has occurred. In Step 0, we elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In fiscal 2020, 2019 and 2018, we elected to implement Step 0 and were not required to conduct the remaining two step analysis. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. The results of our Step 0 assessments indicated that it was more likely than not that the fair value of its reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the years ended October 31, 2020, 2019 or 2018.

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

Notes receivable from FreshRealm. As of October 31, 2019, we have note receivables from FreshRealm totaling $35.2 million. During the third quarter of fiscal 2020, the results of operations of FreshRealm have deteriorated significantly from our expectations three months earlier, with declining sales and continuing losses. FreshRealm will likely require additional capital in order to continue as a going concern. We do not plan to invest or loan any additional capital to FreshRealm. We have performed a valuation analysis of the financial condition and projected operations of FreshRealm under various methods, including liquidation, exit multiple, and perpetual growth approaches, appropriately weighted for the circumstances. In accordance with the foregoing, we have recorded a reserve for collectability of 100% of our note receivable balance of $34.2 million (which includes accrued interest of $4.1 million), and $0.3 million in trade accounts receivable as of October 31, 2020, which resulted in a loss of $37.3 million, which is included in the accompanying consolidated statement of operations under “Loss on reserve for FreshRealm note receivable and impairment of investment”.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Gross profit	8.5%	10.7%	10.4%
Selling, general and administrative	5.5%	4.9%	5.2%
Operating income	3.0%	5.9%	5.2%
Interest income	0.2%	0.2%	0.0%
Interest expense	(0.1)%	(0.1)%	(0.1)%
Other income, net	0.1%	0.0%	0.1%
Unrealized and realized net loss on Limoneira shares	(0.8)%	(0.8)%	0.0%
Net income	(1.3)%	3.1%	3.0%

Non-GAAP Financial Measures

The below tables include non-GAAP measures EBITDA, adjusted EBITDA, adjusted net income and adjusted diluted EPS, which are not prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.”

EBITDA is defined as net income (loss) attributable to Calavo Growers, Inc. excluding (1) interest income and expense, (2) income taxes (benefit) provision, (3) depreciation and amortization and (4) stock-based compensation expense. Adjusted EBITDA is EBITDA with further adjustments for (1) non-cash net losses recognized from unconsolidated entities, (2) goodwill impairment, (3) write-off of long-lived assets, (4) acquisition-related costs, (5) restructuring and certain severance costs, (6) certain litigation and other related costs, and (7) one-time items. Adjusted EBITDA is a primary metric by which management evaluates the operating performance of the business, on which certain operating expenditures and internal budgets are based and by which, in addition to other factors, the Company’s senior management is compensated. The adjustments to calculate EBITDA and adjusted EBITDA are items recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded.

Adjusted net income is defined as net income (loss) attributable to Calavo Growers, Inc. excluding (1) non-cash net losses recognized from unconsolidated entities, (2) goodwill impairment, (3) write-off of long-lived assets, (4) acquisition-related costs, (5) restructuring and certain severance costs, (6) certain litigation and other related costs, and (7) one-time items. Adjusted net income and the related measure of adjusted diluted EPS exclude certain items that are recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. We believe adjusted net income affords investors a different view of the overall financial performance of the Company than adjusted EBITDA and the GAAP measure of net income (loss) attributable to Calavo Growers, Inc.

Reconciliations of non-GAAP financial measures to the most directly comparable GAAP financial measures are provided in the financial tables below.

Items are considered one-time in nature if they are non-recurring, infrequent or unusual and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. One-time items are identified in the notes to the reconciliations in the financial tables below.

Non-GAAP information should be considered as supplemental in nature and not as a substitute for, or superior to, any measure of performance prepared in accordance with GAAP. None of these metrics are presented as measures of liquidity. The way the Company measures EBITDA, adjusted EBITDA, adjusted net income and adjusted diluted EPS may not be comparable to similarly titled measures presented by other companies and may not be identical to corresponding measures used in Company agreements.

Adjusted Net Income (Non-GAAP, Unaudited)

The following table presents adjusted net income and adjusted diluted EPS, each a non-GAAP measure, and reconciles them to net income (loss) attributable to Calavo Growers, Inc., and Diluted EPS, which are the most directly comparable GAAP measures. See “Non-GAAP Financial Measures” above (in thousands, except per share amounts).

	Year ended October 31,
	2020	2019	2018
Net income (loss) attributable to Calavo Growers, Inc.	$(13,625)	$36,646	$32,281
Non-GAAP adjustments:
Non-cash losses recognized from unconsolidated entities (a)	6,110	14,082	11,850
Gain on sale-Temecula packinghouse, net of sales commission (b)	—	(1,572)	—
One-time, non-cash tax charges from Tax Cut & Jobs Act (c)	—	—	1,702
Loss on reserve for FreshRealm note receivable and impairment of investment (d)	37,322	—	—
Management transition expenses (e)	1,119	—	891
Acquisition costs – SFFI, Inc (f)	510	—	—
Net loss on Limoneira shares (g)	8,537	9,722	—
RFG rent expense add back (h)	108	—	—
Professional expenses related to FreshRealm(i)	255	—	—
Tax impact of adjustments (j)	(12,773)	(5,803)	(3,138)
Adjusted net income attributed to Calavo Growers, Inc.	$27,563	$53,075	$43,586

Calavo Growers, Inc.’s net income (loss) per share:
Diluted EPS (GAAP)	$(0.78)	$2.08	$1.84
Adjusted Diluted EPS	$1.57	$3.02	$2.48

Number of shares used in per share computation:
Diluted	17,564	17,593	17,568
(a)	For the year ended October 31, 2020, 2019 and 2018, FreshRealm incurred losses totaling $24.1 million, $30.6 million and $29.4 million, of which we recorded $7.2 million, $14.1 million and $12.0 million of non-cash losses during fiscal 2020, 2019 and 2018. For the year ended October 31, 2020, 2019 and 2018, we incurred income from Agricola Don Memo totaling $1.1 million, $0.1 million, and $0.1 million.
(b)	During the second quarter of fiscal 2019, we sold our Temecula, Calif., packinghouse for $7.1 million in cash ($6.7 million, net of transaction costs totaling $0.4 million) and, concurrently, leased back a portion of the facility representing approximately one-third of the total square footage. As a result, we recognized a gain of approximately $1.9 million ($1.6 million net of sales commissions) in our second quarter of fiscal 2019.
(c)	First quarter of fiscal 2018 results include the company’s estimate for the effects of the Tax Cuts and Jobs Act. Calavo recorded a one-time, non-cash charge due to the revaluation of our net deferred tax assets and the transition tax on the deemed repatriation of foreign earnings.
(d)	During the third quarter of fiscal 2020, the results of operations of FreshRealm have deteriorated significantly from our expectations three months earlier, with declining sales and continuing losses. FreshRealm will likely require additional capital in order to continue as a going concern. We do not plan to invest or loan any additional capital to FreshRealm. Therefore, we have recorded an impairment of 100% of our equity investment of $2.8 million, and we have recorded a reserve for 100% of our note receivable of 34.2 million (which includes accrued interest of $4.1 million), and $0.3 million in trade accounts receivable as of October 31, 2020, which resulted in a loss of $37.3 million.
(e)	For fiscal 2020 and 2018, results include higher stock-based compensation expense related to senior management transitions, which does not impact the underlying cost structure of the company.
(f)	In fiscal 2020, we incurred expenses related to the acquisition of SFFI Company, Inc. doing business as Simply Fresh (SFFI). SFFI is a processor and supplier of a broad line of fresh-cut fruit, principally serving the foodservice and hospitality markets.
(g)	In the first quarter of fiscal 2019, we adopted a new accounting standard update which requires us to record changes in fair value of equity investments, including our investment in Limoneira (LMNR) common stock, in net income during the period. For the year ended October 31, 2020 and 2019, we recorded $8.5 million and $9.6 million in unrealized losses related to these mark-to-market adjustments. Additionally, we sold 51,271 shares of Limoneira stock during fiscal 2019 and recorded a loss of $0.1 million.
(h)	For the three months and year ended October 31, 2020, we incurred $0.1 million related to rent paid for RFG corporate office space that we have vacated and plan to sublease.
(i)	For the year ended October 31, 2020, we incurred $0.3 million of professional fees related to FreshRealm and to the Loss on reserve for FreshRealm note receivable and impairment of investment.
(j)	Tax impact of non-GAAP adjustments are based on the prevailing year-to-date tax rates in each period and adjusted to the one-time tax charges mentioned in note (c).

Reconciliation of EBITDA and Adjusted EBITDA (Non-GAAP, Unaudited)

The following table presents EBITDA and adjusted EBITDA, each a non-GAAP measure, and reconciles them to net income (loss) attributable to Calavo Growers, Inc., which is the most directly comparable GAAP measure. See “Non-GAAP Financial Measures” above (in thousands, except per share amounts).

	Year ended October 31,
	2020	2019	2018
Net income (loss) attributable to Calavo Growers, Inc.	$(13,625)	$36,646	$32,281
Interest Income	(1,998)	(2,675)	(318)
Interest Expense	877	948	831
Provision (benefit) for Income Taxes	(4,292)	12,881	12,719
Depreciation & Amortization	16,093	13,633	13,042
Stock-Based Compensation (e)	4,487	3,593	4,633
EBITDA	$1,542	$65,026	$63,188

Adjustments:
Non-cash losses recognized from unconsolidated entities (a)	6,110	14,082	11,850
Net loss on Limoneira shares (g)	8,537	9,722	—
Loss on reserve for FreshRealm note receivable and impairment of investment (d)	37,322	—	—
Gain on sale-Temecula packinghouse, net of sales commission (b)	—	(1,572)	—
Professional expenses related to FreshRealm (i)	255	—	—
RFG rent expense add back (h)	108	—	—
Acquisition costs - SFFI, Inc. (f)	510	—	—
Adjusted EBITDA	$54,384	$87,258	$75,038
Adjusted EBITDA per share	$3.10	$4.96	$4.27

See prior page for footnote references

Net Sales

We believe that the fundamental consumption trends for our products continue to be favorable. Firstly, U.S. avocado demand continues to grow, with per capita consumption in 2019/20 reaching 7.8 pounds per person, and approximately double the estimate from a decade ago. We believe that the healthy eating trend that has been developing in the U.S. contributes to such growth, as avocados are cholesterol and sodium free, dense in fiber, vitamin B6, antioxidants, potassium, folate, and contain unsaturated fat, which helps lower cholesterol. Also, a growing number of research studies seem to suggest that phytonutrients, which avocados are rich in, help fight chronic illnesses, such as heart disease and cancer.

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

In October 2002, the USDA announced the creation of a Hass Avocado Board to promote the sale of Hass variety avocados in the U.S. marketplace. This board provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace. The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales. We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our avocado businesses. During fiscal 2020, 2019 and 2018, on behalf of avocado growers, we remitted approximately $1.3 million, $1.1 million and $1.5 million to the California Avocado Commission. During fiscal 2020, 2019 and 2018, we remitted approximately $8.4 million, $7.2 million and $6.9 million to the Hass Avocado Board related to avocados. Similarly, Avocados from Mexico (AFM) was formed in 2013 as the marketing arm of the Mexican Hass Avocados Importers Association (MHAIA) and the Association of Growers and Packers of Avocados From Mexico (APEAM). During fiscal 2020, 2019 and 2018, we remitted approximately $5.2 million, $5.4 million and $4.7 million to APEAM primarily related to these marketing activities for Mexican avocados.

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

The following tables set forth sales by product category and sales incentives, by segment (dollars in thousands):

	Year ended October 31, 2020				Year ended October 31, 2019
	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$521,542	$—	$—	$521,542	$569,779	$—	$—	$569,779
Tomatoes	53,922	—	—	53,922	40,879	—	—	40,879
Papayas	10,529	—	—	10,529	10,931	—	—	10,931
Other fresh income	327	—	—	327	1,353	—	—	1,353
Prepared avocado products	—	79,382	—	79,382	—	100,842	—	100,842
Salsa	—	2,783	—	2,783	—	3,252	—	3,252
Fresh-cut fruit & vegetables and prepared foods	—	—	406,572	406,572	—	—	488,373	488,373
Total gross sales	586,320	82,165	406,572	1,075,057	622,942	104,094	488,373	1,215,409
Less sales incentives	(1,268)	(6,945)	(1,849)	(10,062)	(1,759)	(9,360)	(2,310)	(13,429)
Less inter-company eliminations	(1,651)	(3,973)	—	(5,624)	(2,246)	(3,957)	—	(6,203)
Net sales	$583,401	$71,247	$404,723	$1,059,371	$618,937	$90,777	$486,063	$1,195,777

	Year ended October 31, 2019				Year ended October 31, 2018
	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total
Third-party sales:
Avocados	$569,779	$—	$—	$569,779	$511,730	$—	$—	$511,730
Tomatoes	40,879	—	—	40,879	31,608	—	—	31,608
Papayas	10,931	—	—	10,931	11,699	—	—	11,699
Other fresh income	1,353	—	—	1,353	498	—	—	498
Prepared avocado products	—	100,842	—	100,842	—	99,635	—	99,635
Salsa	—	3,252	—	3,252	—	3,423	—	3,423
Fresh-cut fruit & vegetables and prepared foods	—	—	488,373	488,373	—	—	451,203	451,203
Total gross sales	622,942	104,094	488,373	1,215,409	555,535	103,058	451,203	1,109,796
Less sales incentives	(1,759)	(9,360)	(2,310)	(13,429)	(2,327)	(11,412)	(2,273)	(16,012)
Less inter-company eliminations	(2,246)	(3,957)	—	(6,203)	(1,554)	(3,472)	—	(5,026)
Net sales	$618,937	$90,777	$486,063	$1,195,777	$551,654	$88,174	$448,930	$1,088,758

Net sales to third parties by segment exclude inter-segment sales and cost of sales. For fiscal year 2020, 2019 and 2018, inter-segment sales and cost of sales of $1.7 million, $2.2 million and $1.6 million between Fresh products and RFG were eliminated. For fiscal year 2020, 2019 and 2018, inter-segment sales and cost of sales of $4.0 million, $4.0 million and $3.5 million between Calavo Foods and RFG were eliminated.

The following table summarizes our net sales by business segment:

	2020	Change	2019	Change	2018

	(Dollars in thousands)
Gross sales:
Fresh products	$585,052	(6)%	$621,183	12%	$553,208
Calavo Foods	75,220	(21)%	94,734	3%	91,646
RFG	404,723	(17)%	486,063	8%	448,930
Less intercompany eliminations	(5,624)	(9)%	(6,203)	23%	(5,026)
Total net sales	$1,059,371	(11)%	$1,195,777	10%	$1,088,758

As a percentage of sales:
Fresh products	54.9%		51.7%		50.6%
Calavo Foods	7.1%		7.9%		8.4%
RFG	38.0%		40.4%		41.0%
	100%		100%		100%

Summary

Net sales for the year ended October 31, 2020, as compared to 2019, decreased by $136.4 million, or 11.4%. The decrease in sales for the year ended October 31, 2020, when compared to the same corresponding prior year period, was due to declines across all segments.

For the year ended October 31, 2020, the decrease in RFG sales was due primarily to decreased sales from fresh-cut fruit & vegetables and prepared foods products. The decrease in Calavo Foods was due primarily to a decrease in the sales of prepared avocado products. See discussion below for further details. The decrease in Fresh products sales was due primarily to a decrease in sales of avocados.

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

Fresh products

Fiscal 2020 vs. Fiscal 2019:

Net sales delivered by the Fresh products business decreased by approximately $36.1 million, or 6%, for the year ended October 31, 2020, when compared to the same period for fiscal 2019. This decrease in Fresh product sales during fiscal 2020, was primarily related to decreased sales prices due to higher supply of avocados, partially offset by an increase in sales of tomatoes.

Sales of avocados decreased $47.3 million, or 8%, for the year ended October 31, 2020, when compared to the same prior year period. The average avocado sales price per carton decreased 14% compared to the same prior year period. Partially offsetting this decrease, the volume of avocados sold during the year ended October 31, 2020 increased 7% compared to the prior year period.

Sales of tomatoes increased $13.0 million, or 32%, for the year ended October 31, 2020, when compared to the same prior year period. This increase in tomato sales was primarily due to a 30% increase in the average sales price per carton compared to the same prior year period.

We anticipate that our sales volume of avocados will increase in fiscal 2021, due to a larger expected avocado crop from all sources, when compared to the same prior year period.

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

Calavo Foods

Fiscal 2020 vs. Fiscal 2019:

Sales for Calavo Foods for the year ended October 31, 2020, when compared to the same period for fiscal 2019, decreased $19.5 million, or 21%. Sales of prepared avocado products decreased by approximately $19.0 million, or 21%, primarily related to a decrease in the total volume of pounds sold. Sales of prepared avocado products were impacted primarily by a decline in demand from foodservice customers related to COVID-19.

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

RFG

Fiscal 2020 vs. Fiscal 2019:

Sales for RFG for the year ended October 31, 2020, when compared to the same period for fiscal 2019, decreased $81.3 million, or 17%. The decrease was primarily due to lower sales out of the Midwest region of the United States, relating to the closure of RFG’s co-packing partner in that region. This was partially offset by additional sales in regions where RFG has added manufacturing capacity, most notably the Georgia facility which opened in April 2019.

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

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment:

	2020	Change	2019	Change	2018

	(Dollars in thousands)
Gross Profit:
Fresh products	$47,563	(45)%	$86,583	60%	$54,246
Calavo Foods	20,943	(0)%	20,999	(23)%	27,425
RFG	21,392	4%	20,500	(36)%	31,945
Total gross profit	$89,898	(30)%	$128,082	13%	$113,616

Gross profit percentages:
Fresh products	8.1%		14.0%		9.8%
Calavo Foods	27.8%		22.2%		29.8%
RFG	5.3%		4.4%		7.4%
Consolidated	8.5%		10.7%		10.4%

Summary

Our cost of goods sold consists predominantly of ingredient costs (primarily fruit and other whole foods), packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Gross profit decreased by approximately $38.2 million, or 30%, for the year ended October 31, 2020, when compared to the same period for fiscal 2019. The decrease was primarily attributable to gross profit decreases across the Fresh products segment.

Fresh products

Fiscal 2020 vs. Fiscal 2019:

During our year ended October 31, 2020, as compared to the same prior year period, the decrease in our Fresh products segment gross profit percentage was the result of decreased profit for avocados.  For the year ended October 31, 2020, the gross profit percentage for avocados decreased to 8.1% from 14.3% in fiscal year 2019. This decrease was related to the COVID-19 related impacts noted above, the poor fruit quality issues during our first quarter and related to our strong performance during historically favorable market conditions in last year’s second and third quarter.

In addition, remeasurement losses related to the Mexican peso for our Mexican subsidiaries during the period totaled $1.0 million compared to a loss of $0.4 million during the year ago period.

Note that significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Fresh products segment.

For the year ended October 31, 2020 we generated gross profit of $5.1 million from tomato sales, up from $4.3 million in the corresponding prior year period.  The increase in tomato gross profit was due primarily to the year-over-year increase in sales described in more detail earlier. The majority of our tomato sales are done on a consignment basis, in which the gross profit we earn is generally based on a commission agreed to with each party, which usually is a percent of the overall selling price; however, we also purchase some tomatoes on the spot market to meet specific customer requests and have certain fixed overhead costs associated with our tomato operations which impact the overall gross profit realized from tomato sales.  The gross profit percentage for consignment sales are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers.

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

Calavo Foods

Fiscal 2020 vs. Fiscal 2019:

Calavo Foods gross profit percentage increased to 27.8% of net sales, during the year ended October 31, 2020 compared to 22.2% during the same prior year period. The increase in Calavo Foods gross profit percentage was due primarily to a decrease in fruit input costs, in addition to lower manufacturing costs relating to both the facility process improvements completed last year and the weaker Mexican Peso. Note that any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Calavo Foods segment.

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

RFG

Fiscal 2020 vs. Fiscal 2019:

RFG’s gross profit percentage for the year ended October 31, 2020 was 5.3%, compared to 4.4% in the same prior year period. Gross profit and gross profit percentage generated by RFG’s pre-existing manufacturing operations (facilities opened more than one year) both increased compared to the same prior year period driven by better raw material costs and utilization and improved labor efficiency. New production facilities improved on both a year-over-year and sequential period basis.

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

Selling, General and Administrative

	2020	Change	2019	Change	2018

	(Dollars in thousands)
Selling, general and administrative	$57,952	(2)%	$59,113	4%	$57,081
Percentage of net sales	5.5%		4.9%		5.2%

Selling, general and administrative expenses of $58.0 million for the year ended October 31, 2020 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses decreased by $1.2 million, or 2.0%, for the year ended October 31, 2020, when compared to the same period for fiscal 2019. This was primarily related to a decrease in the accrual for performance-based senior management bonuses ($3.5 million), a decrease in broker commission ($0.8 million) and a decrease in marketing expenses ($0.5 million). Partially offsetting these decreases is an increase in professional service fees ($1.4 million), an increase in certain management transition expenses incurred ($0.9 million), an increase in insurance ($0.6 million) and an increase in IT expenses ($0.4 million).

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

Loss from Unconsolidated Entities

	2020	Change	2019	Change	2018

	(Dollars in thousands)
Loss from unconsolidated entities	$(6,110)	(57)%	$(14,082)	19%	$(11,850)

Loss from unconsolidated entities includes our allocation of earnings or losses from our investments in FreshRealm and Don Memo. For the year ended October 31, 2020 and 2019, we recognized $1.1 million and $0.1 million of income related to Don Memo. For the year ended October 31, 2020 and 2019, we recognized $7.2 million and $14.1 million of losses related to FreshRealm. See Note 16 and Note 20 for additional information regarding FreshRealm.

Interest Income

	2020	Change	2019	Change	2018

	(Dollars in thousands)
Interest income	$1,998	(25)%	$2,675	741%	$318
Percentage of net sales	0.2%		0.2%		—%

The decrease in interest income in fiscal 2020 as compared to 2019 is primarily due to the reserve on the loans to FreshRealm in the third quarter of fiscal 2020. The increase in interest income in fiscal 2019 as compared to 2018 is primarily due to the loans to FreshRealm in fiscal 2018. We have discontinued accruing interest effective August 1, 2020 for FreshRealm. See Note 8 and 16.

Interest Expense

	2020	Change	2019	Change	2018

	(Dollars in thousands)
Interest expense	$877	(7)%	$948	14%	$831
Percentage of net sales	0.1%		0.1%		0.1%

Interest expense is primarily generated from our line of credit borrowings with Farm Credit West, PCA (FCW) and Bank of America, N.A. (Bank of America). For fiscal 2020, as compared to fiscal 2019, the decrease in interest expense was primarily related to lower LIBOR interest rates, offset by a higher average debt balance. For fiscal 2019, as compared to fiscal 2018, the increase in interest expense was primarily related to higher LIBOR interest rates, offset by lower average debt balance.

Other Income, Net

	2020	Change	2019	Change	2018

	(Dollars in thousands)
Other income, net	$553	11%	$499	(11)%	$559
Percentage of net sales	0.1%		0.0%		0.1%

Other income, net includes dividend income, as well as certain other transactions that are outside of the normal course of operations. During fiscal 2020, 2019 and 2018, we received $0.5 million, $0.5 million and $0.4 million as dividend income from Limoneira.

Income Taxes Benefit (Provision)

	2020	Change	2019	Change	2018

	(Dollars in thousands)
Income tax benefit (provision)	$4,292	(133)%	$(12,882)	1%	$(12,719)
Effective tax rate	23.7%		26.0%		28.4%

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

We recorded approximately $0.4 million and $0.2 million of tax expense related to return to provision differences upon the filing of the 2019 and 2018 tax returns during our third quarter of fiscal quarters of 2020 and 2019.

CARES Act

On March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security (CARES) Act. The CARES Act is a relief package intended to assist many aspects of the country’s economy of which certain components of the Act impacted the Company's 2020 income tax provision. We recorded approximately $1.1 million of tax benefit as a result of the provision allowing taxpayers to carry back net operating losses to offset taxable income to previously filed tax returns. In addition, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This provided us with approximately $1.6 million of additional liquidity during the year.

Net loss attributable to noncontrolling interest

	2020	Change	2019	Change	2018

	(Dollars in thousands)
Net loss attributable to noncontrolling interest	$216	260%	$60	(78)%	$269
Percentage of net sales	0.0%		0.0%		0.0%

For fiscal years 2020, 2019 and 2018, the net losses attributable to noncontrolling interest is due to losses from Avocados de Jalisco.

Quarterly Results of Operations

The following table presents our operating results for each of the eight fiscal quarters in the period ended October 31, 2020. The information for each of these quarters is derived from our unaudited interim financial statements and should be read in conjunction with our audited consolidated financial statements included in this Annual Report. In our opinion, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present our unaudited quarterly results.

	Three months ended
	Oct. 31,	July 31,	Apr. 30,	Jan. 31,	Oct. 31,	July 31,	Apr. 30,	Jan. 31,
	2020	2020	2020	2020	2019	2019	2019	2019

	(in thousands, except per share amounts)
Statement of Operations Data
Net sales	$234,430	$270,425	$281,166	$273,348	$292,176	$359,333	$286,236	$258,032
Cost of sales	213,250	239,590	259,091	257,540	267,543	323,558	249,399	227,195
Gross profit	21,180	30,835	22,075	15,808	24,633	35,775	36,837	30,837
Gain on sale of Temecula packinghouse	54	54	54	54	75	75	1,927	—
Selling, general and administrative	13,726	13,424	14,504	16,298	14,885	14,295	15,657	14,276
Operating income (loss)	7,508	17,465	7,625	(436)	9,823	21,555	23,107	16,561
Gains (losses) on Limoneira shares	588	218	(10,349)	1,006	(1,460)	(5,116)	1,359	(4,505)
Other income (expense), net	156	425	286	807	741	708	521	256
Reserve of FreshRealm note and investment	(130)	(37,192)	—	—	—	—	—	—
Income before provision for income taxes and income (loss) from unconsol. entities	8,122	(19,084)	(2,438)	1,377	9,104	17,147	24,987	12,312
Provision (benefit) for income taxes	2,248	(4,682)	(1,208)	(650)	1,789	3,987	5,573	1,533
Income (loss) from unconsolidated entities	265	(1,170)	(2,177)	(3,028)	(2,138)	(2,510)	(3,136)	(6,298)
Net income (loss)	6,139	(15,572)	(3,407)	(1,001)	5,177	10,650	16,278	4,481
Add: Net (income) loss-noncontrolling int.	88	(64)	129	63	34	(47)	67	6
Net income (loss) -Calavo Growers, Inc	$6,227	$(15,636)	$(3,278)	$(938)	$5,211	$10,603	$16,345	$4,487
Basic	$0.35	$(0.89)	$(0.19)	$(0.05)	$0.30	$0.61	$0.93	$0.26
Diluted	$0.35	$(0.89)	$(0.19)	$(0.05)	$0.30	$0.60	$0.93	$0.26

Number of shares used in per share computation:
Basic	17,586	17,586	17,550	17,536	17,525	17,525	17,530	17,500
Diluted	17,666	17,586	17,550	17,536	17,604	17,605	17,609	17,558

Other information
pounds of avocados sold	87,868	105,968	92,990	95,632	85,648	89,638	96,660	82,816
pounds of processed products sold	6,064	6,425	6,040	6,951	7,513	8,372	7,558	7,903

Liquidity and Capital Resources

Operating activities for fiscal 2020, 2019 and 2018 provided cash flows of $28.9 million, $72.1 million and $48.4 million. Fiscal year 2020 operating cash flows reflect our net loss of $13.8 million, net increase of noncash charges (depreciation and amortization, stock-based compensation expense, provision for losses on accounts receivable, losses from unconsolidated entities, net losses on Limoneira shares, interest income on Notes to FreshRealm, deferred taxes, loss on disposal of property, plant and equipment, loss on the reserve for FreshRealm and gain on the sale of the Temecula packinghouse) of $69.2 million and a net decrease from changes in the non-cash components of our working capital accounts of approximately $26.4 million.

Fiscal year 2020 decreases in operating cash flows, caused by working capital changes, includes a net decrease in trade accounts payable and accrued expenses of $14.0 million, an increase in income tax receivable of $8.1 million, an increase in inventory of $4.2 million, a decrease in payable to growers of $2.1 million, increase in other assets of $1.9 million, and an increase in prepaid expenses and other current assets of $1.0 million, partially offset by, a decrease in advances to suppliers of $3.1 million and a decrease in accounts receivable of $1.9 million.

The decrease in accounts payable and accrued expenses is primarily related to a decrease in payables to RFG copackers. The increase in inventory is related to an increase in the volume of prepared frozen guacamole products held in inventory at October 31, 2020 when compared to October 31, 2019. The decrease in payable to growers primarily reflects a decrease in our avocado grower liability related to Mexican avocado costs. The increase in income taxes receivable/payable is due to the net loss and the timing of estimated payments made during the twelve months ended October 31, 2020. The decrease in advances to suppliers primarily reflects the re-payment of preseason advances as a result of increased tomato sales. The decrease in our accounts receivable, as of October 31, 2020 when compared to October 31, 2019, primarily due to lower sales in October 2020 compared to October 2019.

Cash used in investing activities was $31.9 million, $31.9 million and $30.2 million for fiscal years 2020, 2019, and 2018. Fiscal year 2020 cash flows used in investing activities includes the purchase of SFFI for $18.4 million net of cash received, purchases of property, plant and equipment of $11.3 million, additional investments in FreshRealm of $1.5 million and infrastructure advances to Don Memo of $0.7 million.

Cash used in financing activities was $0.9 million, $33.8 million and $23.3 million for fiscal years 2020, 2019 and 2018. Cash used during fiscal year 2020 primarily relates to the payment of our $19.4 million dividend, the payment of minimum withholding taxes on net share settlement of equity awards of $1.2 million and payments of $1.0 million on our long-term debt obligations, partially offset by, net proceeds from our credit facilities totaling $20.6 million.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. In addition, we have our investment in Limoneira stock as an additional source of liquidity. Cash and cash equivalents as of October 31, 2020 and 2019 totaled $4.0 million and $8.0 million. Our working capital at October 31, 2020 was $29.6 million, compared to $36.9 million at October 31, 2019. Our investment in Limoneira stock amounted to $23.2 million and $31.7 million at October 31, 2020 and 2019.

We believe that cash flows from operations and the available Credit Facility will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for at least the next twelve months. We will continue to evaluate grower recruitment opportunities, expanded relationships with retail and club customers, and exclusivity arrangements with food service companies to fuel growth in each of our business segments. We have a revolving credit facility with Bank of America as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West, as joint lead arranger. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under this agreement is $80 million, and will expire in June 2021. We expect to refinance our line of credit in early fiscal 2021. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our line of credit the weighted-average interest rate was 1.9% and 3.8% at October 31, 2020 and 2019. Under this credit facility, we had $20.6 million outstanding as of October 31, 2020 and there was zero outstanding as of October 31, 2019.

This Credit Facility contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all such covenants at October 31, 2020.

The following table summarizes contractual obligations pursuant to which we are required to make cash payments. The information is presented as of our fiscal year ended October 31, 2020:

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term obligations and finance leases (including interest)	$8,192	$1,551	$2,717	$1,136	$2,788
Defined benefit plan	91	28	56	7	—
Operating lease commitments	74,877	8,171	15,908	14,320	36,478
Total	$83,160	$9,750	$18,681	$15,463	$39,266

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

In February 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASU's (collectively, "Topic 842"), which requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases result in the lessee recognizing a right of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize lease expense on a straight-line basis.  See Note 17.

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

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2020.

(All amounts in thousands)	Expected maturity date October 31,
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$4,055	$—	$—	$—	$—	$—	$4,055	$4,055
Accounts receivable (1)	63,668	—	—	—	—	—	63,668	63,668

Liabilities
Payable to growers (1)	$11,346	$—	$—	$—	$—	$—	$11,346	$11,346
Accounts payable (1)	9,384	—	—	—	—	—	9,384	9,384
Current borrowings pursuant to credit facilities (1)	20,550	—	—	—	—	—	20,550	20,550

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Management does, however, evaluate this opportunity from time to time. Total foreign currency translation losses for fiscal years 2020, 2019, and 2018, net of gains, were $1.0 million, $0.3 million and $0.8 million.

Item 8. Financial Statements and Supplementary Data

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31,	October 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$4,055	$7,973
Accounts receivable, net of allowances of $3,498 (2020) $3,366 (2019)	63,668	63,423
Inventories, net	41,787	36,889
Prepaid expenses and other current assets	10,733	9,027
Advances to suppliers	5,061	7,338
Income taxes receivable	10,591	2,865
Total current assets	135,895	127,515
Property, plant, and equipment, net	130,270	132,098
Operating lease right-of-use assets	60,262	—
Investment in Limoneira Company	23,197	31,734
Investments in unconsolidated entities	6,065	10,722
Deferred income taxes	2,486	3,447
Goodwill	28,568	18,262
Notes receivable from FreshRealm	—	35,241
Intangibles, net	10,323	435
Other assets	32,558	30,906
	$429,624	$390,360
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$11,346	$13,463
Trade accounts payable	9,384	17,421
Accrued expenses	36,922	39,629
Short-term borrowings	20,550	—
Dividend payable	20,343	19,354
Current portion of operating leases	6,443	—
Current portion of long-term obligations and finance leases	1,343	762
Total current liabilities	106,331	90,629
Long-term liabilities:
Long-term operating leases, less current portion	58,273	—
Long-term obligations and finance leases, less current portion	5,716	5,412
Deferred rent	—	3,681
Other long-term liabilities	3,302	4,769
Total long-term liabilities	67,291	13,862
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,661 (2020) and 17,595 (2019) shares issued and outstanding)	18	18
Additional paid-in capital	165,000	161,606
Noncontrolling interest	1,472	1,688
Retained earnings	89,512	122,557
Total shareholders' equity	256,002	285,869
	$429,624	$390,360

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended October 31,

	2020	2019	2018

Net sales	$1,059,371	$1,195,777	$1,088,758
Cost of sales	969,473	1,067,695	975,142
Gross profit	89,898	128,082	113,616
Selling, general and administrative	57,952	59,113	57,081
Gain on sale of Temecula packinghouse	216	2,077	—
Operating income	32,162	71,046	56,535
Interest income	1,998	2,675	318
Interest expense	(877)	(948)	(831)
Other income, net	553	499	559
Loss on reserve for FreshRealm note receivable and impairment of investment	(37,322)	—	—
Unrealized and realized net loss on Limoneira shares	(8,537)	(9,722)	—
Income (loss) before provision (benefit) for income taxes and loss from unconsolidated entities	(12,023)	63,550	56,581
Income tax benefit (provision)	4,292	(12,882)	(12,719)
Net loss from unconsolidated entities	(6,110)	(14,082)	(11,850)
Net income (loss)	(13,841)	36,586	32,012
Less: Net loss attributable to noncontrolling interest	216	60	269
Net income (loss) attributable to Calavo Growers, Inc.	$(13,625)	$36,646	$32,281

Calavo Growers, Inc.’s net income (loss) per share:
Basic	$(0.78)	$2.09	$1.85
Diluted	$(0.78)	$2.08	$1.84

Number of shares used in per share computation:
Basic	17,564	17,519	17,477
Diluted	17,564	17,593	17,568

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended
	October 31,
	2020	2019	2018
Net income (loss)	$(13,841)	$36,586	$32,012
Other comprehensive income, before tax:
Unrealized investment gains	—	—	2,247
Income tax expense related to items of other comprehensive income	—	—	(540)
Other comprehensive income, net of tax	—	—	1,707
Comprehensive income (loss)	(13,841)	36,586	33,719
Less: Net loss attributable to noncontrolling interest	216	60	269
Comprehensive income (loss) – Calavo Growers, Inc.	$(13,625)	$36,646	$33,988

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Interest	Total

Balance, October 31, 2017	17,533	18	154,243	10,434	78,411	1,016	244,122
Exercise of stock options and income tax benefit	3	—	53	—	—	—	53
Stock compensation expense	—	—	3,742	—	—	—	3,742
Restricted stock issued	31	—	891	—	—	—	891
Unrealized gain on Limoneira investment, net	—	—	—	1,707	—	—	1,707
Dividend declared to shareholders ($1.00 per share)	—	—	—	—	(17,568)	—	(17,568)
Noncash transfer of noncontrolling interest	—	—	(1,001)	—	—	1,001	—
Avocados de Jalisco noncontrolling interest	—	—	—	—	—	(269)	(269)
Net income attributable to Calavo Growers, Inc	—	—	—	—	32,281	—	32,281
Balance, October 31, 2018	17,567	18	157,928	12,141	93,124	1,748	264,959
Exercise of stock options and income tax benefit	4	—	85	—	—	—	85
Stock compensation expense	—	—	3,593	—	—	—	3,593
Restricted stock issued	24	—	—	—	—	—	—
Unrealized gains on Limoneira investment reclassed to retained earnings	—	—	—	(12,141)	12,141	—	—
Dividend declared to shareholders ($1.10 per share)	—	—	—	—	(19,354)	—	(19,354)
Avocados de Jalisco noncontrolling interest	—	—	—	—	—	(60)	(60)
Net income attributable to Calavo Growers, Inc.	—	—	—	—	36,646	—	36,646
Balance, October 31, 2019	17,595	18	161,606	—	122,557	1,688	285,869
Exercise of stock options and income tax benefit	2	—	86	—	—	—	86
Stock compensation expense	—	—	4,487	—	—	—	4,487
Restricted stock issued	64	—	—	—	—	—	—
Dividend declared to shareholders ($1.15 per share)	—	—	—	—	(20,343)	—	(20,343)
Payments of minimum witholding taxes on net share settlement of equity awards	—	—	(1,179)	—	—	—	(1,179)
Avocados de Jalisco noncontrolling interest	—	—	—	—	—	(216)	(216)
Cumulative effect adjustment on ASC 842 related to leases	—	—	—	—	923	—	923
Net loss attributable to Calavo Growers, Inc.	—	—	—	—	(13,625)	—	(13,625)
Balance, October 31, 2020	17,661	$18	$165,000	$—	$89,512	$1,472	$256,002

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS (in thousands)

	Year Ended October 31,
	2020	2019	2018

Cash Flows from Operating Activities:
Net income (loss)	$(13,841)	$36,586	$32,012
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,093	13,633	13,042
Non-cash operating lease expense	176	—	—
Provision for losses on accounts receivable	22	35	(10)
Net loss from unconsolidated entities	6,110	14,082	11,851
Unrealized and realized net loss on Limoneira shares	8,537	9,722	—
Loss on reserve for FreshRealm note receivable and impairment of investment	37,322	—	—
Interest income on notes to FreshRealm	(1,732)	(2,435)	—
Stock-based compensation expense	4,487	3,593	4,633
Gain on sale of Temecula packinghouse	(216)	(2,077)	—
Loss on disposal of property, plant, and equipment	32	304	121
Deferred income taxes	(1,930)	930	4,866
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	1,859	2,685	3,617
Inventories, net	(4,206)	(1,845)	(4,186)
Prepaid expenses and other current assets	(782)	(2,508)	(729)
Advances to suppliers	3,077	(983)	(1,009)
Income taxes receivable/payable	(8,115)	656	(2,144)
Other assets	(1,871)	(4,991)	(3,118)
Payable to growers	(2,117)	(538)	(2,524)
Deferred rent	—	1,004	(54)
Trade accounts payable, accrued expenses and other long-term liabilities	(14,027)	4,246	(7,942)
Net cash provided by operating activities	28,878	72,099	48,426
Cash Flows from Investing Activities:
Acquisitions of and deposits on property, plant, and equipment	(11,343)	(16,721)	(15,004)
Acquisition of SFFI, net of cash acquired of $623	(18,396)	—	—
Investment in unconsolidated entities	(1,477)	—	(3,636)
Proceeds received for repayment of San Rafael note	—	417	436
Proceeds received from Limoneira stock sales	—	1,154	—
Proceeds from sale of Temecula packinghouse	—	7,100	—
Infrastructure advance to tomato growers	(715)	—	(3,000)
Notes receivables advanced to FreshRealm	—	(23,800)	(11,500)
Proceeds received for repayment of loan to FreshRealm	—	—	2,500
Net cash used in investing activities	(31,931)	(31,850)	(30,204)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(19,354)	(17,568)	(16,657)
Proceeds from revolving credit facility	236,500	212,500	278,500
Payments on revolving credit facility	(215,950)	(227,500)	(283,500)
Payments of minimum withholding taxes on net share settlement of equity awards	(1,179)	(1,008)	(1,587)
Payments on long-term obligations and finance leases	(968)	(305)	(136)
Proceeds from stock option exercises	86	85	53
Net cash used in financing activities	(865)	(33,796)	(23,327)
Net increase (decrease) in cash and cash equivalents	(3,918)	6,453	(5,105)
Cash and cash equivalents, beginning of period	7,973	1,520	6,625
Cash and cash equivalents, end of period	$4,055	$7,973	$1,520
Supplemental Information:
Cash paid during the year for:
Interest	$878	$1,108	$874
Income taxes	$5,470	$10,224	$9,262

Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$529	$—	$—
Notes receivable from FreshRealm converted to investment in FreshRealm	$2,761	$—	$—
Declared dividends payable	$20,343	$19,354	$17,568
Acquisitions of property, plant, and equipment with capital lease	$—	$2,827	$—
Capital lease related to Temecula packinghouse	$—	$3,306	$—
Property, plant, and equipment included in trade accounts payable and accrued expenses	$568	$2,059	$946
Collection for Agricola Belher Infrastructure Advance	$800	$800	$200
Unrealized investment gain	$—	$—	$2,247

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the business

Business

Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and a provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers on a worldwide basis. We procure avocados from California, Mexico and other growing regions around the world. Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) create, process and package a portfolio of healthy fresh foods including fresh-cut fruit and vegetables, and prepared foods and (iii) process and package guacamole and salsa. We distribute our products both domestically and internationally and report our operations in three different business segments: Fresh products, Renaissance Food Group (RFG) and Calavo Foods.

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the U.S.

Our consolidated financial statements include the accounts of Calavo Growers, Inc. and our wholly owned subsidiaries, Calavo de Mexico S.A. de C.V. (Calavo de Mexico), Calavo Growers de Mexico, S. de R.L. de C.V. ( Calavo Growers de Mexico), Maui Fresh International, Inc. (Maui), Hawaiian Sweet, Inc. (HS), Hawaiian Pride, LLC (HP), Calavo Salsa Lisa, LLC (CSL), Avocados de Jalisco, S.A.P.I. de C.V. (Avocados de Jalisco), in which we have an 83 percent ownership interest, and RFG. All intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. Specifically, intangible assets are now presented as a separate line item on the accompanying consolidated balance sheet, and were previously included within other assets.

Cash and Cash Equivalents

We consider all highly liquid financial instruments purchased with an original maturity date of three months or less to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of non-trade receivables, infrastructure advances and prepaid expenses. Non-trade receivables were $5.7 million and $5.3 million at October 31, 2020 and 2019.  Included in non-trade receivables are $1.5 million and $1.9 million related to the current portion of non-CDM Mexican IVA (i.e. value-added) taxes at October 31, 2020 and 2019 (See Note 15). Infrastructure advances are discussed below. Prepaid expenses totaling $4.2 million and $3.4 million at October 31, 2020 and 2019, are primarily for insurance, rent and other items.

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

Goodwill and Acquired Intangible Assets

Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment.  We can use a qualitative test, known as "Step 0," or a two-step quantitative method to determine whether impairment has occurred. In Step 0, we elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In fiscal 2020, 2019 and 2018, we elected to implement Step 0 and were not required to conduct the remaining two step analysis. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units.  The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.  The results of our Step 0 assessments indicated that it was more likely than not that the fair value of our reporting unit exceeded its carrying value and therefore we concluded that there were no impairments for the years ended October 31, 2020, 2019 and 2018.

Long-lived Assets

Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. For fiscal years 2020 and 2019, we performed our annual assessment of long-lived assets and determined that no impairment existed as of October 31, 2020 and 2019.

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

In December 2014, Calavo formed a wholly owned subsidiary Calavo Growers De Mexico, S. de R.L. de C.V. (Calavo Sub).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de C.V., (Belo) a Mexican Company owned by Agricola Belher, and Agricola Don Memo, S.A. de C.V. (Don Memo). Don Memo, a Mexican corporation formed in July 2013, is engaged in the business of owning and improving land in Jalisco, Mexico for the growing of tomatoes and other produce and the sale and distribution of tomatoes and other produce. Belo and Calavo Sub have an equal one-half ownership interest in Don Memo. Pursuant to a management service agreement, Belo, through its officers and employees, shall have day-to-day power and authority to manage the operations. In fiscal 2018, we contributed $0.1 million as investments in Don Memo. This investment contribution represent Calavo Sub’s 50% ownership in Don Memo, which is included in investment in unconsolidated entities on our balance sheet. We use the equity method to account for this investment. As of October 31, 2020 and 2019, we have an investment of $6.1 million and $4.9 million in Don Memo.

As of October 31, 2019, we have an equity investment of $5.8 million in FreshRealm, LLC (FreshRealm). During the quarter ended July 31, 2020, we concluded that there was no longer any value associated with our FreshRealm investment and therefore recognized a $2.8 million impairment charge to fully impair the investment. FreshRealm will likely require additional capital in order to continue as a going concern. We do not plan to invest or loan any additional capital to FreshRealm. We have performed a valuation analysis of the financial condition and projected operations of FreshRealm under various methods, including liquidation, exit multiple, and perpetual growth approaches, appropriately weighted for the circumstances. We record the amount of our investment in FreshRealm in “Investment in unconsolidated entities” on our Consolidated Balance Sheets and recognize losses in FreshRealm in “Income/ (loss) from unconsolidated entities” in our Consolidated Statement of Operations. See Note 16 and Note 20 for additional information. As of October 31, 2020, our ownership percentage in FreshRealm was approximately 37%.

Marketable Securities

Our marketable securities consist of our investment in Limoneira Company (Limoneira) stock. We currently own less than 10% of Limoneira’s outstanding common stock. These securities are considered available for sale securities based on management’s intent with respect to such securities and are carried at fair value as determined from quoted market prices.

On November 1, 2018 we adopted ASU 2016-01, Financial Instruments, Recognition and Measurement of Financial Assets and Liabilities, which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. With the adoption of this new standard, we reclassed unrealized gains of $12.1 million in accumulated other comprehensive income to retained earnings as of November 1, 2018. For the year ended October 31, 2019, we sold 51,271 shares of Limoneira stock and recorded a loss of $0.1 million in our consolidated statements of operations. Limoneira’s stock price at October 31, 2020, 2019, and 2018 equaled $13.83 per share, $18.92 per share, and $24.65 per share. Our remaining shares of Limoneira stock, totaling 1,677,299, were revalued to $13.83 per share and $18.92 per share at October 31, 2020 and 2019, as a result, we recorded a loss of $8.5 million and $9.6 million for the year ended October 31, 2020 and 2019 in our consolidated statements of operations.

Advances to Suppliers

We advance funds to third-party growers primarily in Mexico for various farming needs. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. We continuously evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance. No such allowance was required at October 31, 2020 and 2019.

Pursuant to our distribution agreement, which was amended in fiscal 2011, with Agricola Belher (Belher) of Mexico, a producer of fresh vegetables, primarily tomatoes, for export to the U.S. market, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our company, primarily our Arizona facility. In exchange, we agreed to sell and distribute such tomatoes, make advances to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. These advances will be collected through settlements by the end of each year. For fiscal 2020 and 2019, we agreed to advance $4.5 million and $4.5 million for preseason advances. As of October 31, 2020 and 2019, we have total advances of $4.5 million and $4.5 million to Belher pursuant to this agreement, which is recorded in advances to suppliers.

Similar to Belher, we make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from such tomato sales to Don Memo, net of our commission and aforementioned advances. As of October 31, 2020 and 2019, we have total advances of $2.4 million and $3.7 million to Don Memo, which is recorded in advances to suppliers, offset by tomato liabilities from the sales of tomatoes per the tomato marketing agreement.

Infrastructure Advances

Pursuant to our infrastructure agreements, we make advances to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned/controlled by Belher and Don Memo, as well as packing line equipment.

In October 2020, we entered into an infrastructure loan agreement with Don Memo for $2.4 million secured by Don Memo’s property and equipment. This infrastructure loan will incur interest at 7.25%. In October 2020, we paid $0.7 million related to this agreement, and the remaining $1.7 million will be paid in January 2021. As of October 31, 2020, we have advanced a total of $0.7 million 2021 ($0.4 million is included in prepaids and other current assets and $0.3 million in other assets).

In August 2018, we entered into an amended infrastructure loan agreement with Belher and advanced $3.0 million. This amount shall be paid back in annual installments of $0.6 million through June 2023, and incurs interest at Libor plus 10%. Loans prior to this amended agreement incur interest at Libor plus 3.0%. In August 2020, we have agreed to amend the terms of this agreement to lower the interest rate to 7.25% and changed the repayment terms to two years ($0.9 million per year).

As of October 31, 2020, we have loaned a total of $1.8 million ($0.9 million included in prepaid expenses and other current assets and $0.9 million included in other long-term assets). As of October 31, 2019, we have loaned a total of $2.6 million ($0.8 million included in prepaid expenses and other current assets and $1.8 million included in other long-term assets). Belher may prepay, without penalty, all or any portion of the loans at any time. In order to secure their obligations pursuant to both agreements discussed above, Belher granted us a first-priority security interest in certain assets, including cash, inventory and fixed assets, as defined.

Accrued Expenses

Included in accrued expenses are liabilities related to the receipt of goods and/or services for which an invoice has not yet been received. These totaled approximately $26.4 million and $18.7 million for the year ended October 31, 2020 and 2019.

Revenue Recognition

Effective at the beginning of our fiscal 2019, the Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, and all the related amendments (Accounting Standards Codification (ASC)

606) using the modified retrospective method of adoption. ASC 606 consists of a comprehensive revenue recognition standard, which requires the recognition of revenue when control of promised goods are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled.

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

Sales Incentives and Other Promotional Programs

The Company routinely offers sales incentives and discounts through various regional and national programs to our customers and consumers. These programs include product discounts or allowances, product rebates, product returns, one-time or ongoing trade-promotion programs with customers and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. The costs associated with these activities are accounted for as reductions to the transaction price of the Company’s products and are, therefore, recorded as reductions to gross sales at the time of sale. The Company bases its estimates of incentive costs on historical trend experience with similar programs, actual incentive terms per customer contractual obligations and expected levels of performance of trade promotions, utilizing customer and sales organization inputs. The Company maintains liabilities at the end of each period for the estimated incentive costs incurred but unpaid for these programs. Differences between estimated and actual incentive costs are generally not material and are recognized in earnings in the period such differences are determined. Reserves for product returns, accrued rebates and promotional accruals are included in the consolidated balance sheets as part of accrued expenses.

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

Customers

We sell to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesale customers. Our top ten customers accounted for approximately 56%, 59% and 59% of our consolidated net sales in fiscal years 2020, 2019 and 2018. Sales to our largest customer, Kroger (including its affiliates), represented approximately 18%, 21%, and 20% of net sales in each of fiscal years 2020, 2019, and 2018. Additionally, Wal-Mart (including its affiliates) represented approximately 12%, 13% and 10% of net sales in fiscal years 2020, 2019 and 2018. No other single customer accounted for more than 10% of our net sales in any of the last three fiscal years.

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

Allowance for Accounts Receivable

We provide an allowance of $3.5 million and $3.4 million for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable as of October 31, 2020 and 2019.

Loss on Reserve for FreshRealm Note Receivable and Impairment of Investment

At the beginning of fiscal year 2020, we had a note receivable from FreshRealm totaling $35.2 million which have been fully reserved during fiscal 2020. See Note 16 and Note 20 for further information. During the third quarter of fiscal 2020, the results of operations of FreshRealm deteriorated significantly from our expectations three months prior, with declining sales and continuing losses. FreshRealm will likely require additional capital in order to continue as a going concern. We do not plan to invest or loan any additional capital to FreshRealm.

Consignment Arrangements

We frequently enter into consignment arrangements with avocado and tomato growers and packers located outside of the U.S. and growers of certain perishable products in the U.S. Although we generally do not take legal title to these avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. Amounts recorded for each of the fiscal years ended October 31, 2020, 2019 and 2018 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2020	2019	2018

Sales	$64,922	$64,510	$43,490
Cost of Sales	57,554	57,061	38,186
Gross Profit	$7,368	$7,449	$5,304

Advertising Expense

Advertising costs are expensed when incurred and are generally included as a component of selling, general and administrative expense. Such costs were approximately $0.4 million, $0.3 million and $0.2 million for fiscal years 2020, 2019, and 2018.

Research and Development

Research and development costs are expensed as incurred and are generally included as a component of selling, general and administrative expense. Total research and development costs for fiscal year 2020 was approximately $0.7 million. Total research and development costs for fiscal years 2019 and 2018 were less than $0.1 million.

Other Income

Included in other income is dividend income totaling $0.6 million for fiscal year 2020. Dividend income totaled $0.6 million and $0.6 million for fiscal years 2019 and 2018. See Note 8 for related party disclosure related to other income.

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

Basic and Diluted Net Income (loss) per Share

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

Basic and diluted net income per share is calculated as follows (U.S. dollars in thousands, except per share data):

	Year ended October 31,
	2020	2019	2018
Numerator:
Net income (loss) attributable to Calavo Growers, Inc.	$(13,625)	$36,646	$32,281
Denominator:
Weighted average shares – Basic	17,564	17,519	17,477
Effect of dilutive securities – Restricted stock/options	—	74	91
Weighted average shares – Diluted	17,564	17,593	17,568
Net income (loss) per share attributable to Calavo Growers, Inc:
Basic	$(0.78)	$2.09	$1.85
Diluted	$(0.78)	$2.08	$1.84

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

For the years ended October 31, 2020, 2019 and 2018, we recognized compensation expense of $4.5 million, $3.6 million, and $4.6 million related to stock-based compensation (See Note 12). The value of the stock-based compensation was determined from quoted market prices at the date of the grant.

Foreign Currency Translation and Remeasurement

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries is the United States dollar. As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements are included in income. Gains and losses resulting from foreign currency transactions are also recognized currently in income. Total foreign currency translation losses for fiscal 2020, 2019 and 2018, net of gains, were $1.0 million, $0.3 million, and $0.8 million.

Fair Value of Financial Instruments

We believe that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets. Due to current market rates, we believe that our fixed-rate long-term obligations and finance leases have nearly the same fair value and carrying value of approximately $7.1 million and $6.2 million as of October 31, 2020 and 2019.

Deferred Rent

As part of certain lease agreements, we receive construction allowances from our landlords. The construction allowances are deferred and amortized on a straight-line basis over the life of the lease as a reduction to rent expense. At the beginning of fiscal 2020, we have adopted the new lease accounting standard and as a result deferred rent is no longer recorded. See Note 17 for further information.

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

On November 1, 2018 we adopted a new accounting standard, which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. With the adoption of this new standard, we reclassed unrealized gains of $12.1 million in accumulated other comprehensive income to retained earnings as of November 1, 2018. For the year ended October 31, 2019, we sold 51,271 shares of Limoneira stock and recorded a loss of $0.1 million in our consolidated statements of operations. Limoneira’s stock price at October 31, 2020, 2019, and 2018 equaled $13.83 per share, $18.92 per share, and $24.65 per share. Our remaining shares of Limoneira stock, totaling 1,677,299, were revalued to $13.83 per share and $18.92 per share at October 31, 2020 and 2019, as a result, we recorded a loss of $8.5 million and $9.6 million for the year ended October 31, 2020 and 2019 in our consolidated statements of operations.

Noncontrolling Interest

The following tables reconcile shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Year ended	Year ended
Avocados de Jalisco noncontrolling interest	October 31, 2020	October 31, 2019

Noncontrolling interest, beginning	$1,688	$1,748
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(216)	(60)
Noncontrolling interest, ending	$1,472	$1,688

3. Inventories

Inventories consist of the following (in thousands):

	October 31,	October 31,
	2020	2019

Fresh fruit	$14,677	$15,874
Packing supplies and ingredients	12,540	11,370
Finished prepared foods	14,570	9,645
	$41,787	$36,889

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

4. Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2020	2019

Land	$11,008	$11,008
Buildings and improvements	44,984	45,614
Leasehold improvements	33,047	26,267
Equipment	108,505	99,237
Information systems - hardware and software	11,385	10,822
Construction in progress	5,244	10,351
	214,173	203,299
Less accumulated depreciation and amortization	(83,903)	(71,201)
	$130,270	$132,098

Depreciation expense was $13.9 million, $13.0 million and $11.9 million for fiscal years 2020, 2019, and 2018. Included in property, plant, and equipment is finance leases. Amortization of finance leases was $1.0 million for fiscal year 2020.

In February 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASU's (collectively, "Topic 842"), which requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases result in the lessee recognizing a right of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize lease expense on a straight-line basis. See Note 17.

5. Other Assets and Intangibles

Other assets consist of the following (in thousands):

	October 31,	October 31,
	2020	2019
Mexican IVA (i.e. value-added) taxes receivable (see note 15)	$30,126	$27,592
Infrastructure loan to Agricola Belher and Agricola Don Memo	1,215	1,800
Other	1,217	1,514
	$32,558	$30,906

The intangible assets consist of the following (in thousands):

		October 31, 2020			October 31, 2019
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	7 years	$17,340	$(8,613)	$8,727	$7,640	$(7,640)	$—
Trade names	11 years	4,060	(2,852)	1,208	2,760	(2,760)	—
Trade secrets/recipes	9 years	630	(517)	113	630	(470)	160
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$22,305	$(11,982)	$10,323	$11,305	$(10,870)	$435

We recorded amortization expense of approximately $1.1 million, $0.7 million, and $1.1 million for fiscal years 2020, 2019, and 2018. We anticipate recording amortization expense of approximately $1.6 million for each of fiscal years 2021 through 2022, $1.5 million for each fiscal years 2023 through 2024 and $4.1 million thereafter.

6. Revolving Credit Facilities

We have a revolving credit facility with Bank of America, N.A. (Bank of America) as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West (FCW), as joint lead arranger. The Credit Agreement provides for a five-year, $80 million syndicated senior unsecured revolving credit facility maturing on June 14, 2021 (the Credit Facility). For our line of credit the weighted-average interest rate was 1.9% and 3.8% at October 31, 2020 and 2019. Under this credit facility, we had $20.6 million outstanding as of October 31, 2020 and there was zero outstanding as of October 31, 2019.

We expect to refinance our line of credit in early fiscal 2021. We believe that cash flows from operations, the available Credit Facility, and other sources such as our investment in Limoneira, will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for at least the next twelve months.

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

The Credit Facility contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all such covenants at October 31, 2020 and 2019.

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

7. Commitments and Contingencies

Commitments and guarantees

We lease facilities and certain equipment under non-cancelable leases expiring at various dates through 2031. We are committed to make minimum cash payments under these agreements as of October 31, 2020. See Note 17 for the adoption of the new lease accounting standard.

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

As a result, in April 2019, the MFM issued a final tax assessment to CDM (the “2011 Assessment”) totaling approximately $2.2 billion Mexican pesos (approx. $103.5 million USD at October 31, 2020) related to Income Tax, Flat Rate Business Tax and Value Added Tax, corresponding to the fiscal 2011 tax audit. We have consulted with an internationally recognized tax advisor and continue to believe this tax assessment is without merit. Therefore, we filed an administrative appeal challenging the MFM’s year 2011 assessment on June 12, 2019. The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities, forcing the legal office within the MFM to rule on the matter. This process preserves the taxpayer’s right to litigate in tax court if the administrative appeal process ends without a favorable or just resolution. Furthermore, in August 2018, we received a favorable ruling from Mexico's Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) central legal department in Mexico City on another tax matter (see Note 15 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2011 Assessment. We believe this recent ruling undermines the Assessment we received in April 2019.

During November 2020, we were in contact with the MFM and presented our arguments that we believe undermine the legality of the 2011 Assessment, asserting among others, the determination by the SAT’s central legal department described below, which recognizes the legal validity of our operation as a maquiladora. Based on the foregoing, the MFM has offered to take into account such argument in its resolution of the pending administrative appeal.

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

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (approx. $122.4 million USD at October 31, 2020) related to Income Tax, Flat Rate Business Tax, and Value Added Tax, related to this fiscal 2013 tax audit.  Additionally, the tax authorities have determined that we owe an employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $5.6 million USD at October 31, 2020).

We have consulted with both an internationally recognized tax advisor, as well as a global law firm with offices throughout Mexico, and we continue to believe that this tax assessment is without merit. In August 2018, we filed an administrative appeal on the 2013 Assessment. CDM has appealed our case to the SAT’s central legal department in Mexico City.  Furthermore, and as noted in the preceding paragraphs, in August 2018, we received a favorable ruling from the SAT’s central legal department in Mexico City on another tax matter (see Note 15 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is central to the 2013 Assessment. We believe this recent ruling significantly undermines the 2013 Assessment we received in July 2018.

In light of the foregoing, the Company is currently considering its options for resolution of the two tax assessments:

-	In the unlikely event of an unfavorable resolution of the administrative appeal, we could file a nullification suit with the Mexican Tax Court. In order to file such suit, we would be required to post collateral or a bond for the total amount of the tax assessment (including inflation adjustments, penalties and surcharges) while the suit is in process, which could last from two to three years. If the suit results in an unfavorable ruling, there is an option to appeal to the Collegiate Circuit Court while maintaining the collateral or bond in place.

-	In the event of filing a nullification suit, the collateral or bonding requirement may be avoided by filing a nullification suit on substantive matters (“Juicio de Fondo”). This type of suit permits only arguments on the legal merits of the taxpayer’s case, and limits arguments on procedural matters.

The estimated time for resolution of this matter could be affected by the situation related to the COVID-19 pandemic.

We continue to believe that the ultimate resolution of these matters is unlikely to have a material effect on our consolidated financial position.

8. Related-Party Transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the years ended October 31, 2020, 2019, and 2018, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $18.0 million, $11.9 million and $11.2 million. We did not have any amounts due to Board members as of October 31, 2020 and 2019.

During fiscal years 2020, 2019, and 2018, we received $0.5 million, $0.5 million and $0.4 million as dividend income from Limoneira. In addition, we lease office space from Limoneira for our corporate office. Rent to Limoneira amounted to approximately $0.3 million for fiscal years 2020, 2019, and 2018. Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company. We have less than 10% ownership interest in Limoneira. In December 2018, our former Chief Executive Officer retired from Limoneira’s Board of Directors.

We currently have a member of our Board of Directors who also serves as a partner in the law firm of TroyGould PC, which frequently represents Calavo as legal counsel. During the years ended October 31, 2020, 2019, and 2018, Calavo Growers, Inc. paid fees totaling approximately $0.4 million, $0.4 million and $0.2 million to TroyGould PC. The director has advised us of his intention to retire from TroyGould PC in December 2020.

In December 2014, Calavo formed a wholly owned subsidiary Calavo Growers De Mexico, S. de R.L. de C.V. (Calavo Sub).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de

C.V., (Belo) a Mexican Company owned by Agricola Belher, and formed Agricola Don Memo, S.A. de C.V. Belo and Calavo Sub have an equal one-half ownership interest in Don Memo in exchange for $2 million each. Pursuant to a management service agreement, Belo, through its officers and employees, has day-to-day power and authority to manage the operations. Therefore, Don Memo is accounted for on the equity method as an unconsolidated entity. Belo is entitled to a management fee, as defined, which is payable annually in July of each year. Additionally, Calavo Sub is entitled to commission, for the sale of produce in the Mexican National Market, U.S., Canada, and any other overseas market.

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

As of October 31, 2020, 2019 and 2018, we have an investment of $6.1 million, $4.9 million and $4.9 million, representing Calavo Sub’s 50% ownership in Don Memo, which is included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission, other direct expenses, and aforementioned advances. In September 2018, we contributed $0.2 million, of which $0.1 million was a short-term loan, and $0.1 million was an additional investment. In October 2020, we entered into an infrastructure loan agreement with Don Memo for $2.4 million secured by Don Memo’s property and equipment. This infrastructure loan will incur interest at 7.25%. In October 2020, we paid $0.7 million related to this agreement, and the remaining $1.7 million will be paid in January 2021. As of October 31, 2020, we have loaned a total of $0.7 million (included in other long-term assets). As of October 31, 2020, 2019 and 2018, we had outstanding advances of $2.4 million, $3.7 million and $2.4 million to Don Memo. As of October 31, 2020, 2019 and 2018, we had a tomato liability of $1.8 million, $0.9 million and $1.0 million to Don Memo. During the year ended October 31, 2020, 2019 and 2018 we purchased $15.8 million, $14.1 million and $11.1 million of tomatoes from Don Memo pursuant to our consignment agreement.

We had grower advances due from Belher of $4.5 million, $4.5 million and $4.0 million as of October 31, 2020, 2019 and 2018. In August 2018, we entered into an amended infrastructure agreement with Belher and advanced $3.0 million. This amount shall be paid back annually at $0.6 million through June 2023, and incur interest of Libor plus 10%. In August 2020, we have amended this agreement to lower the interest rate to 7.25% and change the repayment terms to two years ($0.9 million per year). We had infrastructure advances due from Belher of $1.8 million, $2.6 million and $3.4 million as of October 31, 2020, 2019 and 2018. Of these infrastructure advances $0.9 million was recorded as receivable in prepaid and other current assets and $0.9 million is included in other assets. During the year ended October 31, 2020, 2019 and 2018, we purchased $26.9 million, $19.5 million, and $14.1 million of tomatoes from Belher pursuant to our consignment agreement.

In August 2015, we entered into Shareholder’s Agreement with various partners which created Avocados de Jalisco, S.A.P.I. de C.V. Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. This entity is approximately 83% owned by Calavo and is consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico and such packinghouse began operations in June of 2017. As of October 31, 2020 and 2019, we have made an insignificant amount of preseason advances to various partners of Avocados de Jalisco. During the year ended October 31, 2020, 2019 and 2018, we purchased approximately $8.3 million, $2.5 million and $1.8 million of avocados from the partners of Avocados de Jalisco. In January 2018, we transferred $1.0 million of equity interest to the Avocados de Jalisco noncontrolling members.

As of October 31, 2019, we have an equity investment of $5.8 million in FreshRealm. During the quarter ended July 31, 2020, we concluded that there was no longer any value associated with our FreshRealm investment and therefore recognized a $2.8 million impairment charge to fully impair the investment. See Note 16 and Note 20 for additional information. As of October 31, 2020, our ownership percentage in FreshRealm was approximately 37%.

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

During our first quarter of fiscal 2019, we loaned FreshRealm $7.5 million in unsecured notes receivable. During our second quarter of fiscal 2019, we loaned an additional $4.2 million on an unsecured basis to FreshRealm under similar terms. During our third quarter of fiscal 2019, we loaned an additional $5.4 million on an unsecured basis to FreshRealm under similar terms. During our fourth quarter of fiscal 2019, we loaned an additional $3.7 million to FreshRealm for a total outstanding principal amount of $32.8 million, not including accrued interest. At such time, we entered into an agreement with FreshRealm wherein all of the outstanding loan amount owed by FreshRealm to us would be secured in the assets of FreshRealm.

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

On April 1, 2020, in connection with the $4.0 million capital raise previously mentioned, we entered into the 10th amendment to the FreshRealm promissory note which adjusted the interest rate on the notes receivable from 10% to 3% effective April 1, 2020. This interest rate reduction was meant to serve as inducement for other investors to participate in FreshRealm’s on-going capital raise and was contingent on FreshRealm completing that equity round. They successfully raised the full $4 million equity round by the May 15, 2020 deadline. The entire principal balance of these notes shall be due and payable in full on April 1, 2022. If FreshRealm fails to make monthly interest payments beginning October 31, 2020, then the maturity date shall be reverted to November 1, 2020. Calavo has the option for up to two additional and separate one-year extensions of April 1, 2023 and April 1, 2024. As of October 31, 2019, we have $35.2 million in note receivables (including interest) from FreshRealm.

During the third quarter of fiscal 2020, the results of operations of FreshRealm have deteriorated significantly from our expectations three months prior, with declining sales and continuing losses. FreshRealm will likely require additional capital in order to continue as a going concern. We do not plan to invest or loan any additional capital to FreshRealm. We have performed a valuation analysis of the financial condition and projected operations of FreshRealm under various methods, including liquidation, exit multiple, and perpetual growth approaches, appropriately weighted for the circumstances. In accordance with the foregoing, we have recorded an impairment of 100% of our equity investment of $2.8 million, and we have recorded a reserve for collectability of 100% of our note receivable balance of $34.2 million (which includes accrued interest of $4.1 million), and $0.3 million in trade accounts receivable as of October 31, 2020, which resulted in a loss of $37.3 million, which is included in the accompanying consolidated statement of operations under “Loss on reserve for FreshRealm note receivable and impairment of investment”. As of August 1, 2020, we have discontinued the accrual of interest income on the note receivables. In connection with the foregoing, we recorded a $9.5 million discreet income tax benefit for the third quarter of fiscal 2020.

One officer and five members of our board of directors have investments in FreshRealm as of October 31, 2020. In January 2018, one of our non-executive directors invested $1.8 million into FreshRealm. In the second quarter of fiscal

2018, two of our non-executive directors invested $1.2 million into FreshRealm. In October 2019, our former Chairman and Chief Executive Officer invested $0.5 million in FreshRealm. In October 2019, one of our non-executive directors invested $0.2 million into FreshRealm. In April 2020, our former Chairman and Chief Executive Officer invested $0.4 million in FreshRealm, and two other members of the board of directors invested an additional $0.1 million.

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

We provide storage services to FreshRealm from select Value-Added Depots and RFG facilities. We received $0.4 million, $0.2 million and $0.3 million in storage services revenue from FreshRealm for the year ended October 31, 2020, 2019 and 2018. For the year ended October 31, 2020, 2019 and 2018, RFG sold $0.3 million, $2.0 million and $9.9 million of products to FreshRealm.

The previous owners of RFG, one of which is currently the Chief Executive Officer of Calavo, have a majority ownership of certain entities that provide various services to RFG, specifically LIG Partners, LLC and THNC, LLC.  One of RFG’s California operating entities leases a building from LIG Partners, LLC (LIG) pursuant to an operating lease.  This lease with LIG was renewed in April 2019, through May 2026. RFG’s Texas operating entity leases a building from THNC, LLC (THNC) pursuant to an operating lease.  In the first quarter of fiscal 2020, these facilities have been sold to a third party and our lease has transferred to the new owners. See the following tables for the related party activity for fiscal years 2020 and 2019:

	Year ended October 31,
(in thousands)	2020	2019
Rent paid to LIG	$—	$579
Rent paid to THNC, LLC	$—	$795

9. Income Taxes

On March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security (CARES) Act. The CARES Act is a relief package intended to assist many aspects of the Country’s economy of which certain components of the Act impacted the Company's 2020 income tax provision. We recorded approximately $1.1 million of tax benefit as a result of the provision allowing taxpayers to carry back net operating losses to offset taxable income on previously filed tax returns.

The Company determined that certain foreign earnings to be indefinitely reinvested outside the United States. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to foreign tax authorities.

The income tax provision (benefit) consists of the following for the years ended October 31, (in thousands):

	2020	2019	2018

Current:
Federal	$(5,684)	$9,146	$7,115
State	(214)	2,516	1,582
Foreign	645	290	(844)
Total current	(5,253)	11,952	7,853

Deferred:
Federal	575	516	3,328
State	(505)	209	690
Foreign	260	205	848
Total deferred	330	930	4,866
Change in valuation allowance	631	—	—
Total income tax provision (benefit)	$(4,292)	$12,882	$12,719

At October 31, 2020 and 2019, gross deferred tax assets totaled approximately $31.5 million and $18.5 million, while gross deferred tax liabilities totaled approximately $28.4 million and $15.0 million. Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

Significant components of our deferred taxes assets (liabilities) as of October 31, are as follows (in thousands):

	2020	2019

Property, plant, and equipment	(11,552)	(10,407)
Intangible assets	6,861	11,805
Unrealized gain, Limoneira investment	(116)	(2,352)
Investment in FreshRealm	1,096	(1,513)
Stock-based compensation	812	857
State taxes	(592)	(437)
Credits and incentives	1,345	1,109
Allowance for accounts receivable	1,165	834
Inventories	864	445
Accrued liabilities	2,119	3,423
Operating lease - Right of use assets	(15,732)	—
Operating lease liabilities	16,895	—
Net operating loss	369	—
Valuation allowance	(631)	—
Other	(417)	(317)
Long-term deferred income taxes	$2,486	$3,447

As of October 31, 2020, the Company has gross federal net operating losses of $8 million that are expected to be carried back to one of the five preceding tax years and do not expire, and gross state net operating loss carryforwards of approximately $7.2 million with carryforward periods primarily ranging from 20 years to indefinite.

The Company records a valuation allowance against deferred tax assets when determined that all or a portion of the deferred tax assets are not more likely than not to be realized based on all available evidence. As of October 31, 2020, the Company recorded an approximate $0.6 million valuation allowance against the deferred tax assets for state tax credit carryforwards that are more likely than not to expire unutilized between 2022 and 2028.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income for the years ended October 31, is as follows:

	2020	2019	2018

Federal statutory tax rate	21.0%	21.0%	23.3%
State taxes, net of federal effects	4.4	3.7	3.6
NOL carryback - CARES Act	6.2	—	—
Foreign income taxes greater than U.S.	(2.3)	0.4	0.7
Revaluation of deferred taxes	—	—	4.5
Section 199 deduction	—	—	(1.9)
Provision to return	(2.5)	0.7	(1.2)
Transition Tax	—	—	0.6
State rate change	(0.1)	(0.2)	0.2
Valuation allowance	(2.7)	—	—
Other	(0.3)	0.4	(1.4)
	23.7%	26.0%	28.4%

For fiscal years 2020, 2019 and 2018, income (loss) before income taxes (benefit) related to domestic operations was approximately $(18.9) million, $47.9 million, and $45.8 million. For fiscal years 2020, 2019 and 2018, income (loss) before income taxes (benefit) related to foreign operations was approximately $0.8 million, $1.6 million and $(1.1) million.

As of October 31, 2020 and 2019, we had liability of $0.1 million and $0.1 million for unrecognized tax benefits related to various foreign income tax matters.

We are subject to U.S. federal income tax as well as income of multiple state tax and foreign tax jurisdictions. We are no longer subject to U.S. income tax examinations for the fiscal years prior to October 31, 2017, and are no longer subject to state income tax examinations for fiscal years prior to October 31, 2016.

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

The following table sets forth sales by product category, by segment (in thousands)

	Fresh	Calavo		Interco.
	products	Foods	RFG	Elimins.	Total

	(All amounts are presented in thousands)
Year ended October 31, 2020
Net sales	$585,052	$75,220	$404,723	$(5,624)	$1,059,371
Cost of sales	537,489	54,277	383,331	(5,624)	969,473
Gross profit	$47,563	$20,943	$21,392	$—	$89,898

Year ended October 31, 2019
Net sales	$621,183	$94,734	$486,063	$(6,203)	$1,195,777
Cost of sales	534,600	73,735	465,563	(6,203)	1,067,695
Gross profit	$86,583	$20,999	$20,500	$—	$128,082

Year ended October 31, 2018
Net sales	$553,208	$91,646	$448,930	$(5,026)	$1,088,758
Cost of sales	498,962	64,221	416,985	(5,026)	975,142
Gross profit	$54,246	$27,425	$31,945	$—	$113,616

For fiscal year 2020, 2019 and 2018, inter-segment sales and cost of sales of $1.7 million, $1.8 million and $1.6 million between Fresh products and RFG were eliminated. For fiscal year 2020, 2019 and 2018, inter-segment sales and cost of sales of $4.0 million, $4.0 million and $3.5 million between Calavo Foods and RFG were eliminated.

The following table sets forth sales by product category, by segment (in thousands):

	Year Ended October 31, 2020				Year Ended October 31, 2019

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total

Avocados	$521,542	$—	$—	$521,542	$569,779	$—	$—	$569,779
Tomatoes	53,922	—	—	53,922	40,879	—	—	40,879
Papayas	10,529	—	—	10,529	10,931	—	—	10,931
Other fresh income	327	—	—	327	1,353	—	—	1,353
Prepared avocado products	—	79,382	—	79,382	—	100,842	—	100,842
Salsa	—	2,783	—	2,783	—	3,252	—	3,252
Fresh-cut fruit & veg. and prepared foods	—	—	406,572	406,572	—	—	488,373	488,373
Total gross sales	586,320	82,165	406,572	1,075,057	622,942	104,094	488,373	1,215,409
Less sales incentives	(1,268)	(6,945)	(1,849)	(10,062)	(1,759)	(9,360)	(2,310)	(13,429)
Less inter-company eliminations	(1,651)	(3,973)	—	(5,624)	(2,246)	(3,957)	—	(6,203)
Net sales	$583,401	$71,247	$404,723	$1,059,371	$618,937	$90,777	$486,063	$1,195,777

	Year Ended October 31, 2019				Year Ended October 31, 2018

	Fresh	Calavo			Fresh	Calavo
	products	Foods	RFG	Total	products	Foods	RFG	Total

Avocados	$569,779	$—	$—	$569,779	$511,730	$—	$—	$511,730
Tomatoes	40,879	—	—	40,879	31,608	—	—	31,608
Papayas	10,931	—	—	10,931	11,699	—	—	11,699
Other fresh income	1,353	—	—	1,353	498	—	—	498
Prepared avocado products	—	100,842	—	100,842	—	99,635	—	99,635
Salsa	—	3,252	—	3,252	—	3,423	—	3,423
Fresh-cut fruit & veg. and prepared foods	—	—	488,373	488,373	—	—	451,203	451,203
Total gross sales	622,942	104,094	488,373	1,215,409	555,535	103,058	451,203	1,109,796
Less sales incentives	(1,759)	(9,360)	(2,310)	(13,429)	(2,327)	(11,412)	(2,273)	(16,012)
Less inter-company eliminations	(2,246)	(3,957)	—	(6,203)	(1,554)	(3,472)	—	(5,026)
Net sales	$618,937	$90,777	$486,063	$1,195,777	$551,654	$88,174	$448,930	$1,088,758

Sales to customers outside the U.S. were approximately $29.7 million, $42.5 million and $41.8. million for fiscal years 2020, 2019, and 2018.

RFG segment sales included sales to one customer who represented more than 10% of total consolidated revenues for fiscal 2020, 2019 and 2018. Additionally, the Fresh products segment had sales to one customer that represented more than 10% of total consolidated revenues for fiscal 2020, 2019 and 2018.

Our goodwill balance of $28.4 million is attributed by segment to Fresh products for $3.9 million and RFG for $24.5 million as of October 31, 2020. Our goodwill balance of $18.3 million is attributed by segment to Fresh products for $3.9 million and RFG for $14.3 million as of October 31, 2019 and 2018.

Long-lived assets attributed to geographic areas as of October 31, are as follows (in thousands):

	United States	Mexico	Consolidated
2020	$95,110	$35,160	$130,270
2019	$98,224	$33,874	$132,098

11. Long-Term Obligations

Long-term obligations at fiscal year ends consist of the following (in thousands):

	2020	2019
Finance leases	7,059	6,174
Less current portion	(1,343)	(762)
	$5,716	$5,412

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

See Note 17 for the adoption of the new lease accounting disclosure.

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

A summary of stock option activity is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at October 31, 2019	2	$19.20
Exercised	(2)	$19.20
Outstanding at October 31, 2020	—	$—	$—
Exercisable at October 31, 2020	—	$—	$—

The total recognized and unrecognized stock-based compensation expense was insignificant for the year ended October 31, 2020 and 2019.

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

On August 10, 2020, as part of the employment agreement, Mark Lodge our newly appointed Chief Operating Officer was granted 4,568 restricted shares. The closing price of our stock on such date was $65.67. These shares vest in one-third increments, on an annual basis. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was less than $0.1 million for the year ended October 31, 2020.

On June 17, 2020, as part of the employment agreement, James Gibson our newly appointed Chief Executive Officer was granted 13,053 restricted shares, based on the date of when he became Chief Executive Officer. The closing price of our stock on such date was $76.61. These shares vest in one-third increments, on an annual basis. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.2 million for the year ended October 31, 2020.

On May 11, 2020, as part of the employment agreement, Kevin Manion our newly appointed Chief Financial Officer was granted 5,418 restricted shares. The closing price of our stock on such date was $55.37. These shares vest in one-third increments, on an annual basis. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was less than $0.1 million for the year ended October 31, 2020.

On April 22, 2020, three of our former officers were granted a total 18,324 unrestricted shares, as part of their past services. The closing price of our stock on such date was $61.09. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $1.1 million for the year ended October 31, 2020.

In January of fiscal 2020 all 12 of our non-employee directors were granted 1,500 restricted shares each (total of 18,000 shares). In January of fiscal 2019 and 2018, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares). These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock was $87.21, $71.56 and $85.90 for each respective year. After one year from the grant date, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants were $1.6 million and $1.6 million for the year ended October 31, 2020 and 2019.

On December 18, 2019, our executive officers were granted a total of 31,158 restricted shares. On December 14, 2018, our executive officers were granted a total of 14,522 restricted shares. On December 18, 2017, our executive officers were granted a total of 25,241 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such dates was $87.63, $85.67 and $75.45, respectively These shares vest in one-third increments, on an annual basis, beginning December 18, 2020, December 14, 2019 and December 18, 2018. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants were $1.4 million and $2.0 million for the year ended October 31, 2020 and 2019.

A summary of restricted stock activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2019	69	$71.74
Vested	(51)	$70.48
Forfeited	(14)	$84.54
Granted	72	$81.19
Outstanding at October 31, 2020	76	$80.45	$5,107

The total recognized stock-based compensation expense for restricted stock was $4.5 million and $3.6 million for the years ended October 31, 2020 and 2019.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2019	18	$41.91
Exercised	(2)	$23.48
Outstanding at October 31, 2020	16	$44.21	$380
Exercisable at October 31, 2020	12	$45.59	$269

The weighted average remaining life of such outstanding options is 3.1years. The weighted average remaining life of such exercisable options is 2.1 years. The fair value of vested shares as of October 31, 2020 and 2019, was $0.8 million and $0.7 million.

13. Dividends

On October 26, 2020, the Company declared a $1.15 per share cash dividend to shareholders of record on November 13, 2020. On December 4, 2020, the Company paid this cash dividend which totaled $20.3 million. On December 6, 2019, the Company paid a $1.10 per share dividend in the aggregate amount of $19.4 million to shareholders of record on November 15, 2019.

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

The following table sets forth our financial assets and liabilities as of October 31, 2020 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(All amounts are presented in thousands)
Assets at Fair Value at October 31, 2020:
Investment in Limoneira Company(1)	$23,197	-	-	$23,197
Total assets at fair value	$23,197	-	-	$23,197

Assets at Fair Value at October 31, 2019:
Investment in Limoneira Company(1)	$31,734	-	-	$31,734
Total assets at fair value	$31,734	-	-	$31,734

(1)

The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own less than 10% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at October 31, 2020 and October 31, 2019 equaled $13.83 per share and $18.92 per share (level 1). For the year ended October 31, 2019, we sold 51,271 shares of Limoneira stock and recorded a loss of $0.1 million in our consolidated statements of income. Our remaining shares of Limoneira stock, totaling 1,677,299, were revalued to $13.83 per share and $18.92 per share at October 31, 2020 and 2019 and, as a result, we recorded a loss of $8.5 million and $9.6 million for the year ended October 31, 2020 and 2019 in our consolidated statements of operations. For the year ended October 31, 2018, we recognized losses of Unrealized gains and losses are recognized through other comprehensive income. Unrealized investment holding gains arising during the year ended October 31, 2018, was $2.2 million.

15. Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of October 31, 2020, and October 31, 2019, CDM IVA receivables totaled $30.2 million (640.7 million Mexican pesos) and $27.6 million (529.6 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2020, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations, specifically during the years 2013 through 2016, amounting to $6.5 million (137.3 million Mexican pesos), which is included in the total IVA receivables amount mentioned above. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances through regular administrative processes, but certain amounts may ultimately need to be recovered via legal means and/or administrative appeals.

During the first quarter of fiscal 2017, tax authorities informed us that their internal opinion, based on the information provided by the local SAT office, considers that CDM is not properly documented relative to its declared tax structure and therefore CDM cannot claim the refundable IVA balance. CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes. CDM filed an administrative appeal for the IVA related to the request of the months of July, August and September of 2015 (the “2015 Appeal”) in order to assert its argument that CDM is properly documented and to therefore change the SAT’s internal assessment. In August 2018, we received a favorable ruling from the SAT’s central legal department in Mexico City on the 2015 Appeal indicating that they believe CDM’s legal interpretation of its declared tax structure is indeed accurate. While favorable on this central matter of CDM’s declared tax structure, the ruling, however, still does not recognize the taxpayers right to a full refund for the IVA related to the months of July, August and September 2015. Therefore, in October 2018, CDM filed a substance-over-form annulment suit in the Federal Tax Court to recover its full refund for IVA over the subject period, which is currently pending resolution.

In spite of the favorable ruling from the SAT’s central legal department in Mexico City, as discussed above, the local SAT office continues to believe that CDM is not properly documented relative to its declared tax structure. As a result, they have not refunded any of CDM’s refundable IVA balances since 2012, specifically denying our IVA refund requests filed related to January through December of 2013, 2014, and 2015, and January 2017. CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes. With assistance from our internationally recognized tax advisory firm, as of October 31, 2020, CDM has filed (or has plans to file) administrative appeals for the IVA related to all periods since 2013 through the present. A response to these administrative appeals is currently pending resolution.

In light of the foregoing, the Company is currently considering its options for resolution of the VAT receivables. In the unlikely event of an unfavorable resolution of the administrative appeals, we plan to file nullification suits with the Mexican Tax Court. If the suits result in an unfavorable ruling, there is an option to appeal to the Collegiate Circuit Court. The estimated time for the resolution of these suits could be 2 – 3 years. This estimated time could be impacted by the situation of the COVID-19 pandemic.

We believe that our operations in Mexico are properly documented. Furthermore, our internationally recognized tax advisors believe that there are legal grounds to prevail in the Federal Tax Court and that therefore, the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts.

16. FreshRealm

Variable Interest Entity

Based on the NMUPA and related Agreements, as described in Note 8, we reconsidered whether FreshRealm was a variable interest entity (VIE) as of October 31, 2020 and 2019. A VIE refers to a legal business structure in which an investor has a controlling interest in, despite not having a majority of voting rights; or a structure involving equity investors that do not have sufficient resources to support the ongoing operating needs of the business. Due primarily to FreshRealm utilizing substantially more debt to finance its activities, in addition to its existing equity, we believe that FreshRealm should be considered a VIE. In evaluating whether we are the primary beneficiary of FreshRealm, we considered several factors, including whether we (a) have the power to direct the activities that most significantly impact FreshRealm’s economic performance and (b) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE. We concluded that we were not the primary beneficiary of FreshRealm at October 31, 2020 and 2019, because the nature of our involvement with the activities of FreshRealm does not give us the power to direct the activities that most significantly impact its economic performance. We do not have a future obligation to fund losses or debts on behalf of FreshRealm. We may, however, voluntarily contribute funds. In the accompanying statements of operations, we have presented the income (loss) from unconsolidated entities, after the provision for income taxes for all periods presented.

During the quarter ended July 31, 2020, we concluded that there was no longer any value associated with our FreshRealm investment and therefore recognized a $2.8 million impairment charge to fully impair the investment. (See Note 20). Our investment in FreshRealm totaled $5.8 million at October 31, 2019.

For the year ended October 31, 2020, 2019 and 2018, FreshRealm incurred losses totaling $24.1 million, $30.6 million and $29.4 million, of which we recorded $7.2 million, $14.1 million, and $12.0 million of non-cash losses during fiscal 2020, 2019 and 2018. Effective December 16, 2018, FreshRealm completed a “check the box” tax election to change their entity classification for tax purposes to that of a corporation.  To effect this change, FreshRealm, among other things, amended its operating agreement to eliminate the appropriate language related to the flow-through tax consequences of its prior tax status (Seventh Amended and Restated LLC Agreement) and checked the appropriate box on Form 8832 which it then filed with the Internal Revenue Service (IRS).  As a result, losses incurred by FreshRealm from November 1, 2018 to December 15, 2018 were recorded in accordance with FASB Accounting Standards Codification (“ASC”) 810, ASC 323, and ASC 970, which mandate that the recognition of losses for an unconsolidated subsidiary be handled in a manner consistent with cash distributions upon liquidation of the entity when such distributions are different than the investors percentage ownership. As such, we recorded 100% of FreshRealm’s losses from November 1, 2018 through December 15, 2018 totaling $4.2 million. Losses incurred by FreshRealm from December 16, 2018 to October 31, 2019 (after the change in tax status was effective) were recorded to reflect our proportionate share of FreshRealm losses. We recorded losses from December 16, 2018 through October 31, 2019 totaling $9.9 million. During our year ended October 31, 2020, we recorded losses of approximately $7.2 million, reflecting our proportionate share of FreshRealm losses. See Note 20 for more information on the reserve for collectability recorded on FreshRealm’s Note receivable and impairment charge recorded on the investment.

As of October 31, 2020 and 2019, we have note receivables from FreshRealm totaling $34.5 million and $35.2 million. See Note 8 for further information. See Note 20 for further discussion of the reserve for collectability recorded on FreshRealm’s Note receivable.

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

Except for the performance guarantee noted above, our exposure to the obligations of FreshRealm is generally limited to our investment.  See Note 8 and Note 20 for more information. Our maximum exposure to loss could increase in the future if FreshRealm receives additional financing (i.e. equity or debt) from Calavo.  We are under no obligation to provide FreshRealm additional financing and we currently have no plans to provide any additional financing to FreshRealm.

Unconsolidated Equity Method Investee

On May 20, 2020, the SEC issued a final rule regarding the financial statement requirements for acquisitions and dispositions of a business, which included, among other things, amending (1) certain criteria in the significance tests for equity method investees, such as introducing a revenue component when calculating the income test, (ii) related pro forma financial information requirements including its form and content, and (iii) related disclosure requirements, including the number of acquiree financial statement periods required to be presented in SEC filings. The final rule is effective for fiscal years beginning after December 31, 2020, with early application permitted. The Company determined to adopt this SEC final rule as of October 31, 2020, and as a result, the Company’s investment in FreshRealm was no longer considered a significant subsidiary.

The following tables show summarized financial information for FreshRealm (in thousands):

Balance Sheet:

	October 31,	October 31,
	2020	2019

Assets:
Cash and cash equivalents	$508	$961
Accounts receivable, net of allowances	716	1,493
Inventories, net	2,725	2,792
Prepaid expenses and other current assets	642	732
Property, plant, and equipment, net	3,368	6,076
Other assets	126	703
	$8,085	$12,757

Liabilities and equity:
Current liabilities	$14,160	$6,533
Debt to Calavo	34,456	35,241
Long-term liabilities	—	—
Equity	(40,531)	(29,017)
	$8,085	$12,757

Statement of Operations:

	Year ended October 31,
	2020	2019	2018

Net sales	$19,232	$24,112	$33,769
Gross loss	(3,022)	(5,783)	(10,868)
Selling, general and administrative	(14,188)	(20,196)	(19,512)
Other	(6,850)	(4,621)	1,023
Net loss	$(24,060)	$(30,600)	$(29,357)

17. Leases

The impact of applying ASC 842 effective as of November 1, 2019, to the Company’s consolidated statements of operations and cash flows was not significant. The major impacts to the balance sheet at the effective date were 1) the addition of $65.7 million in operating lease assets and $69.6 million of operating lease liabilities, 2) the removal of approximately $3.7 million and $1.2 million of deferred rent and other long-term obligations, respectively, and 3) a cumulative-effect adjustment for the adoption of ASC 842 of $0.9 million was recorded to retained earnings, which relates to the gain previously recognized in accordance with ASC 840 on its sale and operating leaseback of the Temecula facility.

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

Lease Position

The following table presents the lease-related assets and liabilities recorded on the balance sheet as of October 31, 2020 (in thousands):

		October 31,
		2020

Assets
Non-current assets:
Operating lease assets	Operating lease right-of-use assets	$60,262
Finance lease assets	Property, plant and equipment, net	6,830
		$67,092
Liabilities
Current liabilities:
Operating	Current portion of operating leases	$6,443
Finance	Current portion of long-term debt and finance leases	1,343
Long-term obligations
Operating	Long-term operating leases, less current portion	58,273
Finance	Long-term debt and finance leases, less current portion	5,716
		$71,775

Weighted-average remaining lease term:
Operating leases	10.0 years
Finance leases	7.9 years

Weighted-average discount rate:
Operating leases	2.83%
Finance leases	3.28%

Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases for the year ended October 31, 2020 (in thousands):

Year ended
October 31, 2020
Amortization of financing lease assets	$1,043
Operating lease cost	8,271
Short-term lease cost	996
Variable lease cost	2,865
Interest on financing lease liabilities	235
Total lease cost	$13,410

Other Information

The following table presents supplemental cash flow information related to the leases for the year ended October 31, 2020 (in thousands):

Year ended
Cash paid for amounts included in the measurement of lease liabilities	October 31, 2020
Operating cash flows for operating leases	$7,689
Financing cash flows for finance leases	1,115
Operating cash flows for finance leases	235

The total right-of-use assets obtained in exchange for new operating leases for the year ended October 31, 2020 was $1.1 million.

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the first five years and total remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of October 31, 2020 (in thousands):

	Operating	Finance
	Leases	Leases
2021	$8,171	$1,551
2022	7,986	1,416
2023	7,922	1,301
2024	7,572	765
2025	6,748	371
Thereafter	36,478	2,788
Total lease payments	74,877	8,192
Less: imputed interest	10,161	1,133
Total lease liability	$64,716	$7,059

Prior to the adoption of ASC 842, as of October 31, 2019, we were committed to make minimum cash payments under these agreements, as follows (in thousands):

2020	$9,534
2021	9,007
2022	8,672
2023	8,603
2024	8,203
Thereafter	50,796
$94,815

Total rent expense amounted to approximately $10.7 million for the year ended Octobr 31, 2019.

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

18. Acquisition of Simply Fresh Fruit

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets (including cash of $623)	$3,954
Property, plant, and equipment	2,260
Operating lease right-of-use assets	110
Goodwill	10,306
Intangible assets	11,000
Total assets acquired	27,630
Current liabilities	(5,155)
Non-current liabilities	(565)
Deferred taxes	(2,891)
Total liabilities acquired	(8,611)
Net assets acquired	$19,019

Of the $11.0 million of intangible assets, $9.7 million was assigned to customer relationships with a life of 7 years, and $1.3 million to trade names with a life of 10 years. We incurred $0.3 million in transaction costs related to the acquisition, which is included in selling, general and administrative expenses in our consolidated statements of operations for the year ended October 31, 2020.

Adjustments after the initial close of the acquisition of SFFI are primarily related to the application of ASC 842 (See Note 17 for further detail on accounting for leases). Upon further review of the leases held by SFFI, we recorded $0.8 million related to finance leases in property, plant and equipment, $0.1 million in operating lease right-of-use assets and the related lease liability of $0.9 million. In addition, we recorded $0.5 million of additional goodwill for payments made after the close date.

The financial effect of this acquisition was not material to our statement of operations, and we have not presented pro forma results of operations for the acquisition because it is not significant to our consolidated statements of operations.

19. COVID-19 Pandemic Impact

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The COVID-19 pandemic has created challenging and unprecedented conditions for our business, and we are committed to taking action in support of a Company-wide response to the crisis. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. We believe we are well positioned for the future as we continue to navigate the crisis and prepare for an eventual return to a more normal operating environment. We have successfully implemented contingency plans overseen by our management teams in the U.S. and in Mexico to monitor the evolving needs of our businesses in those countries, as well as those related to our Peru partner in consignment avocado sales and our Mexico partners in consignment tomato sales.

The COVID-19 pandemic began to have an adverse impact on our results of operations in the month of March, resulting in cancelled orders, altered customer buying patterns, delays in potential new business opportunities, losses on product unable to be sold, reductions in margins related to lower manufacturing throughput, and changes to integration plans for an acquired entity. The effects of the pandemic were more pronounced in the portions of our business servicing foodservice customers business and to a lesser extent certain segments of our retail business, including behind-the-glass deli and grab-and-go convenience items. While we have managed the pandemic well, with improving results since April and minimal disruption to our overall business thus far, the continuing impact of the pandemic on our future consolidated results of operations, financial position and cash flows are uncertain.

20. Reserve for FreshRealm Note Receivable and Impairment of Investment

During the third quarter of fiscal 2020, the results of operations of FreshRealm have deteriorated significantly from our expectations from three months prior, with declining sales and continuing losses. FreshRealm will likely require additional capital in order to continue as a going concern. We do not plan to invest or loan any additional capital to FreshRealm. We have performed a valuation analysis of the financial condition and projected operations of FreshRealm under various methods, including liquidation, exit multiple, and perpetual growth approaches, appropriately weighted for the circumstances. In accordance with the foregoing, we have recorded an impairment of 100% of our equity investment of $2.8 million, and we have recorded a reserve for collectability of 100% of our note receivable balance of $34.2 million (which includes accrued interest of $4.1 million), and $0.3 million in trade accounts receivable as of October 31, 2020, which resulted in a loss of $37.3 million, which is included in the accompanying consolidated statement of operations under “Loss on reserve for FreshRealm note receivable and impairment of investment”. As of August 1, 2020, we have discontinued the accrual of interest income on the note receivables. In connection with the foregoing, we recorded a $9.5 million discreet income tax benefit for the third quarter of fiscal 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Calavo Growers, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. and subsidiaries (the "Company") as of October 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended October 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Mexican IVA taxes receivable — Refer to Note 15 to the financial statements

Critical Audit Matter Description

As of October 31, 2020, the Company’s subsidiary, Calavo de Mexico (CDM), has value-added taxes (IVA) receivable of $30.2 million from the Mexican government. Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2020, there have been delays in the processing of the IVA claims by the Mexican tax authorities. The Mexican authorities informed the Company that CDM is not properly documented relative to its declared tax structure and therefore CDM cannot claim the refundable IVA balance. Mexican authorities also questioned refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations.

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

Uncertain Tax Positions Related to Mexico tax audits — Refer to Note 7 to the Financial Statements

Critical Audit Matter Description

The Company is under audit by the Mexican tax authorities relating to the Company’s 2011 and 2013 fiscal years. The Mexican tax authorities have assessed the Company with an underpayment of tax amounts alleging improper deductions for intercompany funding, deduction for services, and IVA in the Company’s calculation of taxable income. The assessments, including the effect of inflation and penalties, amounted to $2.2 billion Mexican pesos (approx. $103.5 million USD at October 31, 2020) and $2.6 billion Mexican pesos (approx. $122.4 million USD at October 31, 2020) relating to the 2011 and 2013 audits, respectively. The Company filed administrative appeals to dismiss the assessments made by the Mexican tax authorities, asserting that the positions taken by the Company are in accordance with tax regulations. No amounts have been accrued in the accompanying financial statements related to these Mexico tax audits.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

December 21, 2020

We have served as the Company’s auditor since 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2020. Our internal control over financial reporting as of October 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Calavo Growers, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Calavo Growers, Inc. and subsidiaries (the “Company”) as of October 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2020, of the Company and our report dated December 21, 2020, expressed an unqualified opinion on those financial statements.

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
Los Angeles, California
December 21, 2020

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

The following information is included in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after our fiscal year end of October 31, 2020 (the Proxy Statement) and is incorporated herein by reference:

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

The following consolidated financial statements as of October 31, 2020 and 2019 and for each of the three years in the period ended October 31, 2020 are included herewith:

Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity, Notes to Consolidated Financial Statements, and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

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

See subsection (a) (1) and (2) above.

Item 16. Form 10-K Summary

None

SCHEDULE II

CALAVO GROWERS, INC.

VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Fiscal year	Balance at			Balance at
	ended	beginning			end
	October 31:	of year	Additions(1)	Deductions(2)	of year

Allowance for customer deductions	2018	1,038	9,079	8,267	1,850
	2019	1,850	12,211	12,107	1,954
	2020	1,954	8,490	8,552	1,892

Allowance for doubtful accounts	2018	1,452	—	75	1,377
	2019	1,377	35	—	1,412
	2020	1,412	194	—	1,606

(1) Charged to net sales (customer deductions) or costs and expenses (doubtful accounts).

(2) Customer deductions taken or write off of accounts receivables.

The above table does not include the reserve for notes receivable from FreshRealm of $34.2 million. See Note 20.

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

3.1	Articles of Incorporation of Calavo Growers, Inc. [1]
3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[5]
3.3	Amendments to Articles of Incorporation or Bylaws of Calavo Growers, Inc. [15]
3.4	Amended and Restated Bylaws of Calavo Growers, Inc., effective as of September 25, 2014. [21]
4.1	Description of the Securities of Calavo Growers, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. [34]
10.1	Form of Marketing Agreement for Calavo Growers, Inc.[6]
10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]
10.3

Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]

10.4	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[3]
10.5	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]
10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[3]

10.7	Calavo Supplemental Executive Retirement Agreement dated March 11, 1983 between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.8	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.9	Line of Credit and Security Agreement, dated July 15, 2013 by and between Calavo Growers, Inc. a California Corporation, and FreshRealm, LLC, a Delaware limited liability company. [19]
10.10	2011 Management Incentive Plan of Calavo Growers, Inc. [14]
10.11	Equity Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [17]
10.12	Goodwill Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [17]
10.13	Pledge and Security Agreement dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [17]
10.14	Personal Guaranty dated October 31, 2013 between Calavo Growers, Inc. and Francisco Clouthier. [17]
10.15	Amendment to Goodwill Promissory Note [30]
10.16	Employment Agreement dated July 21, 2015, between Calavo Growers, Inc. and B. John Lindeman. [22]
10.17	Amendment No. 7 to Business Loan Agreement, dated as of January 19, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [23]
10.18	Letter Amendment to Revolving Credit Facility, dated January 19, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [23]
10.19	Letter Amendment to Revolving Credit Facility, dated January 26, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [24]
10.20	Amendment No. 8 to Business Loan Agreement, dated as of January 28, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [24]
10.21	Continuing and Unconditional Guaranty, dated as of January 28, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [24]
10.22	Amendment No. 9 to Business Loan Agreement, dated as of May 26, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [25]
10.23	Letter Amendment to Revolving Credit Facility, dated May 20, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [25]
10.24	Credit Agreement, dated as of June 14, 2016, by and among Calavo Growers, Inc., and the subsidiary guarantor identified therein and the lenders and agents names therein. [26]
10.25	Revolving Credit Note, dated as of June 14, 2016, by and among Calavo Growers, Inc., and FCW.[26]
10.26	First Amendment to Credit Agreement dated August 29, 2016. [27]
10.27	Agreement to Sell and Purchase and Escrow Instructions with Fresh Foods, LLC, a Delaware limited liability company dated July 25, 2016. [28]
10.28	First Amendment Agreement to Sell and Purchase and Escrow Instructions, by and among Calavo Growers, Inc., and Fresh Foods, LLC. [29]
10.29	FreshRealm, LLC, Sixth Amended and Restated Limited Liability Company Agreement. [31]
10.30	First Amendment to FreshRealm, LLC, Sixth Amended and Restated Limited Liability Company Agreement. [31]
10.31	Amended and restated Promissory Note [32]
10.32	Fourth Amendment to Senior Promoissory Note and Note and Membership Unit Purchase Agreement [32]
10.33	FreshRealm Promissory Note [32]
10.34	Second Amendment to Credit Agreement [32]
10.35	FreshRealm Seventh and Restated LLC Agreement [32]
10.36	FreshRealm Eight Amendment to Senior Promissory Note [33]
10.37	FreshRealm Ninth Amendment to Senior Promissory Note [33]
10.38	FreshRealm Tenth Amendment to Senior Promissory Note [33]
10.39	FreshRealm Eleventh Amendment to Senior Promissory Note [33]
21.1	Subsidiaries of Calavo Growers, Inc. [1]
23.1	Consent of Deloitte & Touche LLP. *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *
32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *
101

The following financial information from the Annual Report on Form 10-K of Calavo Growers, Inc. for the year ended October 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of October 31, 2020 and 2019; (2) Consolidated Statements of Operations for the years ended October 31, 2020, 2019 and 2018; (3) Consolidated Statements of Comprehensive Income (Loss) for the years ended October 31, 2020, 2019, and 2018; (4) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2020, 2019, and 2018; (5) Consolidated Statements of Cash Flows for the years ended October 31, 2020, 2019 and 2018; and (6) Notes to Financial Statements. *

104	Cover Page Interactive Data File (formatted as Inline XBRL).
*	Filed with this Annual Report on Form 10-K.

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

2	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

3	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

4	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

5	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

6	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

7	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

8	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

9	Previously filed on January 27, 2009 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.

10	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

11	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

12	Previously filed on January 11, 2010 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

13	Previously filed on March 11, 2010 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

14	Previously filed on January 14, 2011 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

15	Previously filed on March 30, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

16	Previously filed on January 10, 2012 as an exhibit to the Registrant’s Report on Form 8-K/A and incorporated herein by reference.

17	Previously filed on November 6, 2012 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

18	Previously filed on September 4, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

19	Previously filed on September 9, 2013 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

20	Previously filed on November 26, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

21	Previously filed on September 30, 2014 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

22	Previously filed on July 27, 2015 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

23	Previously filed on January 25, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

24	Previously filed on February 1, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

25	Previously filed on May 27, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

26	Previously filed on June 20, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

27	Previously filed on September 1, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

28	Previously filed on September 8, 2016 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

29	Previously filed on November 7, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

30	Previously filed on December 23, 2016 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

31	Previously filed on September 4, 2018 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

32	Previously filed on March 7, 2019 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

33	Previously filed on June 9, 2020 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

34	Previously filed on March 30, 2020 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 21, 2020.

CALAVO GROWERS, INC

By:	/s/ James Gibson
James Gibson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 21, 2020 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ James Gibson	Chief Executive Officer
James Gibson	(Principal Executive Officer)

/s/ Kevin Manion	Chief Financial Officer
Kevin Manion	(Principal Financial Officer)

/s/ Joel Silva	Corporate Controller and Corporate Secretary
Joel Silva	(Principal Accounting Officer)

/s/ J. Link Leavens	Chariman of the Board of Directors
J. Link Leavens

/s/ Marc L. Brown	Director
Marc L. Brown

/s/ John M. Hunt	Director
John M. Hunt

/s/ Lecil E. Cole	Director
Lecil E.Cole

/s/ Michael A. DiGregorio	Director
Michael A. DiGregorio

/s/ Donald M. Sanders	Director
Donald M. Sanders

/s/ James Helin	Director
James Helin

/s/ Dorcas H. Thille	Director
Dorcas H. Thille

/s/ Egidio Carbone, Jr	Director
Egidio Carbone, Jr

/s/ Steven W. Hollister	Director
Steven W. Hollister

/s/ Harold Edwards	Director
Harold Edwards

/s/ Scott Van Der Kar	Director
Scott Van Der Kar
/s/ Kathleen M. Holmgren	Director
Kathleen M. Holmgren