Form 10-Q
period 2021-01-31
CALAVO GROWERS INC
filed 2021-03-10
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

Registrant's number of shares of common stock outstanding as of January 31, 2021 was 17,686,249

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

For a further discussion of these risks and uncertainties and other risks and uncertainties that we face, please see the risk factors described in our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2020 filed with the Securities and Exchange Commission and any subsequent updates that may be contained in our Quarterly Reports on Form 10-Q (including this Quarterly Report on Form 10-Q) and other filings with the Securities and Exchange Commission. Forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands)

	January 31,	October 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$8,168	$4,055
Accounts receivable, net of allowances of $3,791 (2021) and $3,498 (2020)	71,603	63,668
Inventories, net	41,706	41,787
Prepaid expenses and other current assets	12,031	10,733
Advances to suppliers	4,909	5,061
Income taxes receivable	6,703	10,591
Total current assets	145,120	135,895
Property, plant, and equipment, net	131,888	130,270
Operating lease right-of-use assets	59,565	60,262
Investment in Limoneira Company	26,786	23,197
Investments in unconsolidated entities	5,909	6,065
Deferred income taxes	2,486	2,486
Goodwill	28,568	28,568
Intangibles, net	9,925	10,323
Other assets	36,205	32,558
	$446,452	$429,624
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$11,556	$11,346
Trade accounts payable	14,417	9,384
Accrued expenses	46,961	36,922
Borrowings pursuant to credit facilities, current	—	20,550
Dividend payable	—	20,343
Current portion of operating leases	6,674	6,443
Current portion of long-term obligations and finance leases	1,529	1,343
Total current liabilities	81,137	106,331
Long-term liabilities:
Borrowings pursuant to credit facilities, long-term	37,150	—
Long-term operating leases, less current portion	57,357	58,273
Long-term obligations and finance leases, less current portion	5,835	5,716
Other long-term liabilities	3,247	3,302
Total long-term liabilities	103,589	67,291
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,686 (2021) and 17,661 (2020) shares issued and outstanding)	18	18
Additional paid-in capital	165,487	165,000
Noncontrolling interest	1,432	1,472
Retained earnings	94,789	89,512
Total shareholders' equity	261,726	256,002
	$446,452	$429,624

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended
	January 31,
	2021	2020

Net sales	$220,578	$273,348
Cost of sales	202,739	257,540
Gross profit	17,839	15,808
Selling, general and administrative	14,174	16,298
Gain on sale of Temecula packinghouse	54	54
Operating income (loss)	3,719	(436)
Interest expense	(174)	(187)
Other income, net	201	994
Unrealized net gain on Limoneira shares	3,589	1,006
Income before income taxes and loss from unconsolidated entities	7,335	1,377
Income tax (provision) benefit	(1,943)	650
Net loss from unconsolidated entities	(155)	(3,028)
Net income (loss)	5,237	(1,001)
Less: Net loss attributable to noncontrolling interest	40	63
Net income (loss) attributable to Calavo Growers, Inc.	$5,277	$(938)

Calavo Growers, Inc.’s net income (loss) per share:
Basic	$0.30	$(0.05)
Diluted	$0.30	$(0.05)

Number of shares used in per share computation:
Basic	17,599	17,536
Diluted	17,669	17,536

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended January 31,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$5,237	$(1,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,294	3,567
Non-cash operating lease expense	16	65
Net loss from unconsolidated entities	155	3,028
Unrealized net gain on Limoneira shares	(3,589)	(1,006)
Interest income on notes to FreshRealm	—	(871)
Stock-based compensation expense	907	931
Gain on sale of Temecula packinghouse	(54)	(54)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(7,935)	(15,231)
Inventories, net	81	(5,348)
Prepaid expenses and other current assets	(1,298)	(1,799)
Advances to suppliers	152	3,466
Income taxes receivable/payable	3,888	(1,139)
Other assets	(3,638)	(1,924)
Payable to growers	210	7,589
Trade accounts payable, accrued expenses and other long-term liabilities	14,739	3,206
Net cash provided (used) by operating activities	13,165	(6,521)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(4,768)	(3,331)
Net cash used in investing activities	(4,768)	(3,331)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(20,343)	(19,354)
Proceeds from revolving credit facility	91,000	53,500
Payments on revolving credit facility	(74,400)	(26,000)
Payments of minimum withholding taxes on net share settlement of equity awards	(467)	(1,179)
Proceeds (payments) on long-term obligations and finance leases	(121)	(198)
Proceeds from stock option exercises	47	47
Net cash provided (used) in financing activities	(4,284)	6,816
Net increase (decrease) in cash and cash equivalents	4,113	(3,036)
Cash and cash equivalents, beginning of period	4,055	7,973
Cash and cash equivalents, end of period	$8,168	$4,937

Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$301	$390
Property, plant, and equipment included in trade accounts payable and accrued expenses	$863	$935

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2019	17,595	$18	$161,606	$122,557	$1,688	$285,869
Cumulative effect adjustment on ASC 842 related to leases	—	—	—	1,165	—	1,165
Exercise of stock options and income tax benefit	2	—	47	—	—	47
Stock compensation expense	—	—	931	—	—	931
Restricted stock issued	17	—	—	—	—	—
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	(63)	(63)
Net income attributable to Calavo Growers, Inc.	—	—	—	(938)	—	(938)
Balance, January 31, 2020	17,614	18	162,584	122,784	1,625	287,011

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2020	17,661	$18	$165,000	$89,512	$1,472	$256,002
Exercise of stock options and income tax benefit	2	—	47	—	—	47
Payment of min. withholding of taxes on net share settlement of equity awards	—	—	(467)	—	—	(467)
Stock compensation expense	—	—	907	—	—	907
Restricted stock issued	23	—	—	—	—	—
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	(40)	(40)
Net loss attributable to Calavo Growers, Inc.	—	—	—	5,277	—	5,277
Balance, January 31, 2021	17,686	18	165,487	94,789	1,432	261,726

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

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

Recently Adopted Accounting Standards

In October 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. This ASU provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. This ASU was effective for us beginning the first day of our 2021 fiscal year. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

On November 1, 2020, the Company adopted an ASU, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update provides guidance regarding the capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract. This ASU was adopted prospectively and cloud computing implementation costs incurred on November 1, 2020 or later are included in other noncurrent assets in the consolidated balance sheet and are presented within operating cash flows. As of January 31, 2021, capitalized implementation costs included in other noncurrent assets were less than $0.1 million and there was no accumulated amortization or amortization expense recorded during the three months ended January 31, 2021.

In January 2017, the FASB issued an ASU, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. The ASU permits an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU was effective for us beginning the first day of our 2021 fiscal year. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

On November 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This standard requires a financial asset to be presented at the net amount expected to be collected. The financial assets of the Company in scope of ASU 2016-13 were primarily accounts receivable. The Company estimates an allowance for expected credit losses on accounts receivable that result from the inability of customers to make required payments. In estimating the allowance for expected credit losses, consideration is given to the current aging of receivables, historical experience, and a review for potential bad debts. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

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

	Three months ended January 31, 2021				Three months ended January 31, 2020

	Fresh		Calavo		Fresh		Calavo
	products	RFG	Foods	Total	products	RFG	Foods	Total

Avocados	$103,858	$—	$—	$103,858	$117,884	$—	$—	$117,884
Tomatoes	9,187	—	—	9,187	12,992	—	—	12,992
Papayas	2,751	—	—	2,751	2,643	—	—	2,643
Other fresh income	326	—	—	326	127	—	—	127
Prepared avocado products	—	—	16,838	16,838	—	—	21,800	21,800
Salsa	—	—	712	712	—	—	719	719
Fresh-cut fruit & veg. and prepared foods	—	91,251	—	91,251	—	121,470	—	121,470
Total gross sales	116,122	91,251	17,550	224,923	133,646	121,470	22,519	277,635
Less sales incentives	(663)	(945)	(1,092)	(2,700)	(457)	(535)	(2,036)	(3,028)
Less inter-company eliminations	(526)	—	(1,119)	(1,645)	(408)	—	(851)	(1,259)
Net sales	$114,933	$90,306	$15,339	$220,578	$132,781	$120,935	$19,632	$273,348

	Fresh		Calavo	Interco.
	products	RFG	Foods	Elimins.	Total

	(All amounts are presented in thousands)
Three months ended January 31, 2021
Net sales	$115,459	$90,306	$16,458	$(1,645)	$220,578
Cost of sales	102,314	90,329	11,741	(1,645)	202,739
Gross profit	$13,145	$(23)	$4,717	$—	$17,839

Three months ended January 31, 2020
Net sales	$133,189	$120,935	$20,483	$(1,259)	$273,348
Cost of sales	126,607	118,059	14,133	(1,259)	257,540
Gross profit	$6,582	$2,876	$6,350	$—	$15,808

For the three months ended January 31, 2021 and 2020, intercompany sales and cost of sales of $0.5 million and $0.3 million between Fresh products and RFG were eliminated. For the three months ended January 31, 2021 and 2020, intercompany sales and cost of sales of $1.1 million and $0.9 million between Calavo Foods and RFG were eliminated.

Sales to customers outside the U.S. were approximately $8.1 million, and $7.9 million for the three months ended January 31, 2021 and 2020.

Our foreign operations in Mexico are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries in Mexico is the United States dollar (U.S. dollar). As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements and foreign currency transactions are recognized within cost of sales. We recognized foreign currency remeasurement gains in the current quarter. These gains were due primarily to certain long-term net peso receivables. The Mexican peso strengthened compared to the U.S. dollar from 21.25 (MX peso to U.S. dollar) at October 31, 2020 to 20.22 (MX peso to U.S. dollar) at January 31, 2021. Foreign currency remeasurement gains, net of losses, for the three months ended January 31, 2021 and 2020 was $1.0 million and less than $0.1 million.

Long-lived assets attributed to geographic areas as of January 31, 2021 and October 31, 2020, are as follows (in thousands):

	United States	Mexico	Consolidated
January 31, 2021	$95,785	$36,103	$131,888
October 31, 2020	$95,110	$35,160	$130,270

3.	Inventories

Inventories consist of the following (in thousands):

	January 31,	October 31,
	2021	2020

Fresh fruit	$15,973	$14,677
Packing supplies and ingredients	12,078	12,540
Finished prepared foods	13,655	14,570
	$41,706	$41,787

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions. Inventory includes reserves of $0.3 million in slow moving and obsolete packing supply inventory as of January 31, 2021 and October 31, 2020. No additional inventory reserve was considered necessary as of January 31, 2021 and October 31, 2020.

4.	Related party transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. For the three months ended January 31, 2020, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.2 million. There were no avocados procured from entities owned or controlled by members of our Board of Directors for the three months ended January 31, 2021. We did not have any amounts payable to these Board members as of January 31, 2021 and October 31, 2020.

During the three months ended January 31, 2021 and 2020, we received $0.1 million as dividend income from Limoneira Company (Limoneira). In addition, we lease office space from Limoneira for our corporate office. We paid rent expense to Limoneira totaling $0.1 million for the three months ended January 31, 2021 and 2020. Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company. As of January 31, 2021, we own approximately 9% of Limoneira’s outstanding shares.

We currently have a board member who served as a partner in the law firm of TroyGould PC, which has represented Calavo as legal counsel on certain matters, until his retirement in December 2020. During the three months ended January 31, 2021 and 2020, Calavo Growers, Inc. paid fees totaling $0.1 million to TroyGould PC.

Calavo and Agricola Belher (“Belher”) have an equal one-half ownership interest in Agricola Don Memo, S.A. de C.V. (“Don Memo”). Pursuant to a management service agreement, Belher, through its officers and employees, has day-to-day power and authority to manage the operations.

As of January 31, 2021, and October 31, 2020, we had an investment of $5.9 million and $6.0 million, representing Calavo’s 50% ownership in Don Memo, which was included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. As of January 31, 2021 and October 31, 2020, we had outstanding advances of $1.5 million and $2.4 million to Don Memo. In October 2020, we entered into an infrastructure loan agreement with Don Memo for $2.4 million secured by certain property and equipment of Don Memo. This infrastructure loan will incur interest at 7.25%. In October 2020, we funded $0.7 million related to this loan agreement, and we funded an additional $0.7 million in the first quarter of fiscal 2021. During the three months ended January 31, 2021 and 2020, we recorded $3.5 million and $4.0 million of cost of sales to Don Memo pursuant to our consignment agreement.

We make advances to Belher for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. We had grower advances due from Belher totaling $4.5 million as of January 31, 2021 and October 31, 2020, which are netted against the grower payable. In addition, we had infrastructure advances due from Belher of $1.8 million as of January 31, 2021 and October 31, 2020. Of these infrastructure advances $0.6 million was recorded as a receivable in prepaid and other current assets as of January 31, 2021 and October 31, 2020. The remaining $1.2 million of these infrastructure advances were recorded in other assets. During the three months ended January 31, 2021 and 2020, we recorded $3.3 million and $7.2 million of cost of sales to Belher pursuant to our consignment agreement.

In August 2015, we entered into a Shareholder’s Agreement with various Mexican partners and created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”). Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. As of January 31, 2021, this entity was approximately 83% owned by Calavo and was consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico, which began operations in June of 2017. During the three months ended January 31, 2021 and 2020, we purchased approximately $2.2 million and $0.4 million of avocados from the partners of Avocados de Jalisco.

FreshRealm is a start-up company, engaged in activities relating to the marketing of food products directly to consumers or other entities. Prior to the FreshRealm Separation Agreement, signed on February 3, 2021 (see Note 12), we had an equity investment in FreshRealm representing approximately 37% ownership of FreshRealm as of January 31, 2021 and October 31, 2020. We recorded an impairment of 100% of this equity investment, or $2.8 million, in the third quarter of fiscal 2020. We had a note receivable and trade receivables of approximately $34.5 million at October 31, 2020 (which includes accrued interest) from FreshRealm. We recorded a reserve of $34.5 million during fiscal 2020 which continues to be fully reserved as of January 31, 2021.

On February 3, 2021, Calavo, and FreshRealm, entered into a Limited Liability Company Member Separation and Release Agreement. See Note 12 for more information.

One officer and five members of our board of directors have investments in FreshRealm as of January 31, 2021 and October 31, 2020. Prior to the FreshRealm Separation and Release Agreement, three members of our board of directors served as board members of FreshRealm.

We provide storage services to FreshRealm from select Value-Added Depots and RFG facilities. We have recorded $0.3 million and $0.2 million in storage services revenue from FreshRealm in the three months ended January 31, 2021 and 2020. For the three months ended January 31, 2020, RFG has sold less than $0.2 million of products to FreshRealm.

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

5.	Other assets

Other assets consist of the following (in thousands):

	January 31,	October 31,
	2021	2020
Mexican IVA (i.e. value-added) taxes receivable (see note 11)	$33,185	$30,126
Infrastructure advance to Agricola Belher and Agricola Don Memo	1,895	1,215
Other	1,125	1,217
	$36,205	$32,558

Intangible assets consist of the following (in thousands):

		January 31, 2021			October 31, 2020
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	7 years	$17,340	$(8,968)	$8,372	$17,340	$(8,613)	$8,727
Trade names	11 years	4,060	(2,883)	1,177	4,060	(2,852)	1,208
Trade secrets/recipes	9 years	630	(529)	101	630	(517)	113
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$22,305	$(12,380)	$9,925	$22,305	$(11,982)	$10,323

We anticipate recording amortization expense of $1.2 million for the remainder of fiscal 2021, $1.6 million for fiscal year 2022, $1.5 million for fiscal year 2023, $1.5 million for fiscal year 2024, and $3.9 million thereafter.

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

On November 2, 2020, 11 of our non-employee directors were each granted 1,500 restricted shares, as part of their annual compensation, (total of 16,500 shares). These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $67.97. On January 2, 2022, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.1 million for the three months ended January 31, 2021.

On November 2, 2020, our executive officers were granted a total of 9,334 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $67.97. These shares vest in one-half increments, on an annual basis, beginning November 2, 2021. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.1 million for the three months ended January 31, 2021.

On November 2, 2020, key employees were granted a total of 2,600 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $67.97. These shares vest in one-third increments, on an annual basis, beginning November 2, 2021. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants were insignificant for the three months ended January 31, 2021.

A summary of restricted stock activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2020	76	$80.45
Vested	(36)	$85.32
Granted	28	$67.97
Outstanding at January 31, 2021	68	$74.03	$5,142

The total recognized stock-based compensation expense for restricted stock was $0.9 million for the three months ended January 31, 2021 and 2020. Total unrecognized stock-based compensation expense totaled $4.6 million as of January 31, 2021 and will be amortized through fiscal year 2023.

Stock options are granted with exercise prices of not less than the fair market value at grant date, generally vest over one to five years and generally expire two to five years after the vest date. We settle stock option exercises with newly issued shares of common stock.

We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. We measure the fair value of our stock-based compensation awards on the date of grant.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2020	16	$44.21
Exercised	(2)	$23.48
Outstanding at January 31, 2021	14	$47.17	$406
Exercisable at January 31, 2021	12	$45.59	$367

At January 31, 2021, outstanding and exercisable stock options had a weighted-average remaining contractual term of 3.3 years. The total recognized and unrecognized stock-based compensation expense was insignificant for the three months ended January 31, 2021 and 2020.

7.	Other events

Dividend payment

On December 4, 2020, we paid a $1.15 per share dividend in the aggregate amount of $20.3 million to shareholders of record on November 13, 2020.

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

As a result, in April 2019, the MFM issued a final tax assessment to CDM (the “2011 Assessment”) totaling approximately $2.2 billion Mexican pesos (approx. $108.8 million USD at January 31, 2021) related to Income Tax, Flat Rate Business Tax and Value Added Tax, corresponding to the fiscal year 2011 tax audit. We have consulted with an internationally recognized tax advisor and continue to believe this tax assessment is without merit. Therefore, we filed an administrative appeal challenging the MFM’s 2011 assessment on June 12, 2019. The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities, forcing the legal office within the MFM to rule on the matter. This process preserves the taxpayer’s right to litigate in tax court if the administrative appeal process ends without a favorable or just resolution. Furthermore, in August 2018, we received a favorable ruling from Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) central legal department in Mexico City on another tax matter (see footnote 11 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2011 Assessment. We believe this recent ruling undermines the Assessment we received in April 2019.

Additionally, we also received notice from the SAT, that CDM is currently under examination related to fiscal year 2013. In January 2017, we received preliminary observations from SAT outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and IVA. We provided a written rebuttal to these preliminary observations during our second fiscal quarter of 2017. During the period from our third fiscal quarter of 2017 through our third fiscal quarter of 2018, we attempted to resolve our case with the SAT through working meetings attended by representatives of the SAT, CDM and the PRODECON. However, we were unable to materially resolve our case with the SAT through the PRODECON process.

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (approx. $128.6 million USD at January 31, 2021) related to Income Tax, Flat Rate Business Tax, and Value Added Tax, related to this fiscal 2013 tax audit.  Additionally, the tax authorities have determined that we owe our employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $5.8 million USD at January 31, 2021).

We have consulted with both an internationally recognized tax advisor as well as a global law firm with offices throughout Mexico, and we continue to believe that this tax assessment is without merit. In August 2018, we filed an administrative appeal on the 2013 Assessment. CDM has appealed our case to the SAT’s central legal department in Mexico City.  Furthermore, and as noted in the preceding paragraphs, in August 2018, we received a favorable ruling from the SAT’s central legal department in Mexico City on another tax matter (see footnote 11 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2013 Assessment. We believe this recent ruling significantly undermines the 2013 Assessment we received in July 2018.

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

The following table sets forth our financial assets and liabilities as of January 31, 2021 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(All amounts are presented in thousands)
Assets at Fair Value at January 31, 2021:
Investment in Limoneira Company(1)	$26,786	-	-	$26,786
Total assets at fair value	$26,786	-	-	$26,786

Assets at Fair Value at October 31, 2020:
Investment in Limoneira Company(1)	$23,197	-	-	$23,197
Total assets at fair value	$23,197	-	-	$23,197

(1)    The investment in Limoneira Company consists of marketable securities in the Limoneira Company common stock. We currently own approximately 9% of Limoneira’s outstanding common stock. These securities are measured at fair value using quoted market prices. For the three months ended January 31, 2021 and 2020, we recognized gains of $3.6 million and losses of $1.0 million on the consolidated condensed statement of operations.

9.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Three months ended January 31,
Avocados de Jalisco noncontrolling interest	2021	2020

Noncontrolling interest, beginning	$1,472	$1,688
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(40)	(63)
Noncontrolling interest, ending	$1,432	$1,625

10.	Earnings per share

Basic and diluted net income per share is calculated as follows (data in thousands, except per share data):

	Three months ended January 31,
	2021	2020
Numerator:
Net income (loss) attributable to Calavo Growers, Inc.	$5,277	$(938)
Denominator:
Weighted average shares – Basic	17,599	17,536
Effect of dilutive securities – Restricted stock/options	70	—
Weighted average shares – Diluted	17,669	17,536
Net income (loss) per share attributable to Calavo Growers, Inc:
Basic	$0.30	$(0.05)
Diluted	$0.30	$(0.05)

11.	Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of January 31, 2021, and October 31, 2020, CDM IVA receivables totaled $33.2 million (671.2 million Mexican pesos) and $30.2 million (640.7 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2021, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances through regular administrative processes, but certain amounts may ultimately need to be recovered via legal means and/or administrative appeals.

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

In spite of the favorable ruling from the SAT’s central legal department in Mexico City, as discussed above, the local SAT office continues to believe that CDM is not properly documented relative to its declared tax structure. As a result, they believe CDM cannot claim certain refundable IVA balances, specifically regarding our IVA refunds related to January through December of 2013, 2014, and 2015, and January 2017. CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes. With assistance from our internationally recognized tax advisory firm, as of January 31, 2021, CDM has filed (or has plans to file) administrative appeals for the IVA related to the preceding months. A response to these administrative appeals is currently pending resolution.

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

12. FreshRealm Separation

On February 3, 2021, Calavo, and FreshRealm, entered into a Limited Liability Company Member Separation and Release Agreement (the “Separation Agreement”) described below.

Calavo was previously a limited liability company member in FreshRealm and was a party to that certain FreshRealm, LLC Seventh Amended and Restated Limited Liability Company Agreement, dated as of February 27, 2019, by and among FreshRealm and its members. Calavo and FreshRealm were also parties to that certain Sixth Amended and Restated Senior Promissory Note, effective August 10, 2018, as amended (the “Prior Note”), pursuant to which Calavo loaned to FreshRealm principal plus accrued interest in the total sum of $34.5 million.

Pursuant to the Separation Agreement, among other terms: (i) Calavo terminated its limited liability company interest and equity ownership in FreshRealm; (ii) Calavo and FreshRealm simultaneously entered into an Amended and Restated Senior Secured Loan Agreement and Promissory Note (the “Amended Note”), which amended and restated the Prior Note; (iii) FreshRealm issued an additional Secured Promissory Note to Calavo in the amount of approximately $5 million that is subordinated to the Amended Note (the “Second Note”, together with the Amended Note, the “Notes”)); (iv) in the event FreshRealm pays Calavo the sum of $6 million (the “Loan Payoff Amount”) by March 31, 2022 (the “Loan Payoff Period”), the Notes shall be deemed paid in full; (v) the parties agreed to a mutual release of any claims; and (vi) the parties agreed to indemnify each other from any subsequent third party claims.

In the event FreshRealm fails to pay the Loan Payoff Amount by the Loan Payoff Period, the Notes shall remain in full force and effect, and pursuant to a warrant issued to Calavo, Calavo shall have the right to purchase 4,207,397 equity units in Fresh Realm. The Notes have an interest rate of 1.46% per annum with a maturity date of April 1, 2022 and are secured in all of the assets and collateral of FreshRealm pursuant to that certain Third Amended and Restated Security Agreement dated February 3, 2021.

If FreshRealm (i) pays to Calavo the Loan Payoff Amount within the Loan Payoff Period; and (ii) undergoes a “Success Event” in the future, including: a merger, a majority sale of FreshRealm’s assets or equity ownership interests, a private placement, or an initial public offering where FreshRealm as a company is valued at $100 million or more, FreshRealm shall pay to the Company additional compensation in accordance with the following:

●	FreshRealm shall pay Calavo a $10 million payment upon the closing of a Success Event if the valuation of FreshRealm at the time of the Success Event is equal to or greater than $100 million, but less than $230 million;

●

FreshRealm shall pay Calavo a $20 million payment upon the closing of a Success Event if the valuation of FreshRealm at the time of the Success Event is equal to or greater than $230 million, but less than $380 million; or

●	FreshRealm shall pay Calavo a $34 million payment upon the closing of a Success Event if the valuation of FreshRealm at the time of the Success Event is equal to or greater than $380 Million.

Aside from the above, if FreshRealm undergoes a sale of its business either through a merger or a majority sale of its assets or equity interests before February 3, 2022, FreshRealm shall pay Calavo $6 million, if it hasn’t already paid the Loan Payoff Amount, plus twenty percent (20%) of the purchase price proceeds from such sale of FreshRealm. Due to the above uncertainty, no amounts have been recorded as of January 31, 2021.

13. Credit Facility

On January 29, 2021, we entered into the Third Amendment to Credit Agreement (the “Third Amendment”) with Farm Credit West, PCA and Bank of America, N.A. relating to our Credit Agreement dated as of June 14, 2016, First Amendment to Credit Agreement dated as of August 29, 2016, and Second Amendment to Credit Agreement dated as of February 28, 2019. This Third Amendment, among other things, provides for a five-year extension of the maturity date to January 29, 2026, a $20 million increase in the revolving commitment to $100 million (from $80 million) (for a total facility size of $150 million if the $50 million accordion is exercised, up from a total size of $130 million), and a 25 basis point increase in the interest rate. The new interest rate schedules are effective mid-June 2021. For our current credit agreement, the weighted-average interest rate was 2.8% and 1.9% at January 31, 2021 and October 31, 2020.  Under these credit facilities, we had $37.2 million and $20.6 million outstanding as January 31, 2021 and October 31, 2020.  In accordance with the extended due date, the outstanding balance of this credit facility has been reclassified to long-term in the accompanying balance sheet as of January 31, 2021.

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

14. COVID-19 Pandemic Impact

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The COVID-19 pandemic has created challenging and unprecedented conditions for our business, and we are committed to taking action in support of a Company-wide response to the crisis. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. We believe we are well-positioned for the future as we continue to navigate the crisis and prepare for an eventual return to a more normal operating environment. We have successfully implemented contingency plans in the U.S. and in Mexico to monitor the evolving needs of our businesses in those countries, as well as those related to our Peru partner in consignment avocado sales.

The COVID-19 pandemic began to have an adverse impact on our results of operations in the month of March 2020, resulting in cancelled orders, altered customer buying patterns, delays in potential new business opportunities, losses on product unable to be sold, reductions in margins related to lower manufacturing throughput, and changes to integration plans for an acquired entity. The effects of the pandemic have been more pronounced in the portions of our business servicing foodservice customers and to a lesser extent certain segments of our retail business, including behind-the-glass deli and grab-and-go convenience items.

We may also experience additional costs related to increased workers’ compensation claims, health and safety inspections and group health insurance expenses as a result of the COVID-19 pandemic. We may also be subject to lawsuits from employees and others exposed to COVID-19 at our production and other facilities. Our professional and general liability insurance may not cover all claims against us. In addition, our operations and financial results may be further adversely affected by federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic. While we have managed the pandemic well, with improving results in April 2020 and minimal disruption to our overall business thus far, the continuing impact of the pandemic on our future consolidated results, financial position and cash flows are uncertain.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended October 31, 2020 of Calavo Growers, Inc. (we, Calavo, or the Company).

Recent Developments

COVID-19 Pandemic Impact

The COVID-19 pandemic has created challenging and unprecedented conditions for our business, and we are committed to taking action in support of a Company-wide response to the crisis. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. We believe we are well-positioned for the future as we continue to navigate the crisis and prepare for an eventual return to a more normal operating environment. We have successfully implemented contingency plans in the U.S. and in Mexico to monitor the evolving needs of our businesses in those countries, as well as those related to our Peru partner in consignment avocado sales.

The COVID-19 pandemic began to have an adverse impact on our results of operations in the month of March 2020, resulting in cancelled orders, altered customer buying patterns, delays in potential new business opportunities, losses on product unable to be sold, reductions in margins related to lower manufacturing throughput, and changes to integration plans for an acquired entity. The effects of the pandemic have been more pronounced in the portions of our business servicing foodservice customers and to a lesser extent certain segments of our retail business, including behind-the-glass deli and grab-and-go convenience items.

We may also experience additional costs related to increased workers’ compensation claims, health and safety inspections and group health insurance expenses as a result of the COVID-19 pandemic. We may also be subject to lawsuits from employees and others exposed to COVID-19 at our production and other facilities. Our professional and general liability insurance may not cover all claims against us. In addition, our operations and financial results may be further adversely affected by federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic. While we have managed the pandemic well, with improving results in April 2020 and minimal disruption to our overall business thus far, the continuing impact of the pandemic on our future consolidated results, financial position and cash flows are uncertain.

Dividend payment

On December 4, 2020, we paid a $1.15 per share dividend in the aggregate amount of $20.3 million to shareholders of record on November 13, 2020.

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

As a result, in April 2019, the MFM issued a final tax assessment to CDM (the “2011 Assessment”) totaling approximately $2.2 billion Mexican pesos (approx. $108.8 million USD at January 31, 2021) related to Income Tax, Flat Rate Business Tax and Value Added Tax, corresponding to the fiscal year 2011 tax audit. We have consulted with an internationally recognized tax advisor and continue to believe this tax assessment is without merit. Therefore, we filed an administrative appeal challenging the MFM’s 2011 assessment on June 12, 2019. The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities, forcing the legal office within the MFM to rule on the matter. This process preserves the taxpayer’s right to litigate in tax court if the administrative appeal process ends without a favorable or just resolution. Furthermore, in August 2018, we received a favorable ruling from Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) central legal department in Mexico City on another tax matter (see footnote 11 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2011 Assessment. We believe this recent ruling undermines the Assessment we received in April 2019.

Additionally, we also received notice from the SAT, that CDM is currently under examination related to fiscal year 2013. In January 2017, we received preliminary observations from SAT outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers, and IVA. We provided a written rebuttal to these preliminary observations during our second fiscal quarter of 2017. During the period from our third fiscal quarter of 2017 through our third fiscal quarter of 2018, we attempted to resolve our case with the SAT through working meetings attended by representatives of the SAT, CDM and the PRODECON. However, we were unable to materially resolve our case with the SAT through the PRODECON process.

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (approx. $128.6 million USD at January 31, 2021) related to Income Tax, Flat Rate Business Tax, and Value Added Tax, related to this fiscal 2013 tax audit.  Additionally, the tax authorities have determined that we owe our employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $5.8 million USD at January 31, 2021).

We have consulted with both an internationally recognized tax advisor as well as a global law firm with offices throughout Mexico, and we continue to believe that this tax assessment is without merit. In August 2018, we filed an administrative appeal on the 2013 Assessment. CDM has appealed our case to the SAT’s central legal department in Mexico City.  Furthermore, and as noted in the preceding paragraphs, in August 2018, we received a favorable ruling from the SAT’s central legal department in Mexico City on another tax matter (see footnote 11 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2013 Assessment. We believe this recent ruling significantly undermines the 2013 Assessment we received in July 2018.

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

EBITDA is defined as net income (loss) attributable to Calavo Growers, Inc. excluding (1) interest income and expense, (2) income taxes (benefit) provision, (3) depreciation and amortization and (4) stock-based compensation expense. Adjusted EBITDA is EBITDA with further adjustments for (1) non-cash net losses (income) recognized from unconsolidated entities, (2) goodwill impairment, (3) write-off of long-lived assets, (4) acquisition-related costs, (5) restructuring and certain severance costs, (6) certain litigation and other related costs, and (7) one-time items. Adjusted EBITDA is a primary metric by which management evaluates the operating performance of the business, on which certain operating expenditures and internal budgets are based and by which, in addition to other factors, the Company’s senior management is compensated. The adjustments to calculate EBITDA and adjusted EBITDA are items recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded.

Adjusted net income is defined as net income (loss) attributable to Calavo Growers, Inc. excluding (1) non-cash net losses (income) recognized from unconsolidated entities, (2) goodwill impairment, (3) write-off of long-lived assets, (4) acquisition-related costs, (5) restructuring and certain severance costs, (6) certain litigation and other related costs, and (7) one-time items. Adjusted net income and the related measure of adjusted diluted EPS exclude certain items that are recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. We believe adjusted net income affords investors a different view of the overall financial performance of the Company than adjusted EBITDA and the GAAP measure of net income (loss) attributable to Calavo Growers, Inc.

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

	Three months ended January 31,
	2021	2020
Net income (loss) attributable to Calavo Growers, Inc.	$5,277	$(938)
Non-GAAP adjustments:
Non-cash losses recognized from unconsolidated entities (a)	155	3,028
Income from FreshRealm Recovery (b)	(130)	—
Acquisition costs (c)	262	290
Net gain on Limoneira shares (d)	(3,589)	(1,006)
RFG rent expense add back (e)	108	—
Professional expenses related to FreshRealm	91	—
Tax impact of adjustments (f)	840	(602)
Adjusted net income attributed to Calavo Growers, Inc.	$3,014	$772

Calavo Growers, Inc.’s net income (loss) per share:
Diluted EPS (GAAP)	$0.30	$(0.05)
Adjusted Diluted EPS	$0.17	$0.04

Number of shares used in per share computation:
Diluted	17,669	17,536

(a)	For the three months ended January 31, 2020, FreshRealm realized losses totaling $9.3 million, of which we recorded $3.5 million of non-cash losses during the first quarter of fiscal 2020. For the three months ended January 31, 2021, we realized losses from Agricola Don Memo totaling $0.2 million. For the three months ended January 31, 2020, we realized income from Agricola Don Memo totaling $0.5 million.
(b)	As part of the FreshRealm Separation Agreement (See Note 12), we received $0.1 million for previously reserved receivables.
(c)	In the first quarter of 2021, these are professional service costs related to a considered and subsequently cancelled acquisition. In the first quarter of 2020, we incurred transaction expenses related to the acquisition of SFFI Company, Inc. doing business as Simply Fresh Fruit.
(d)	For the three months ended January 31, 2021 and 2020, we recorded $3.6 million and $1.0 million in unrealized gains related to these mark-to-market adjustments.
(e)	For the three months ended January 31, 2021, we incurred $0.1 million related to rent paid for RFG corporate office space that we have vacated and plan to sublease.
(f)	Tax impact of non-GAAP adjustments are based on the prevailing year-to-date tax rates.

Reconciliation of EBITDA and Adjusted EBITDA (Non-GAAP, Unaudited)

The following table presents EBITDA and adjusted EBITDA, each a non-GAAP measure, and reconciles them to net income (loss) attributable to Calavo Growers, Inc., which is the most directly comparable GAAP measure. See “Non-GAAP Financial Measures” above (in thousands, except per share amounts).

	Three months ended January 31,
	2021	2020
Net income (loss) attributable to Calavo Growers, Inc.	$5,277	$(938)
Interest Income	(72)	(946)
Interest Expense	174	187
Provision (benefit) for Income Taxes	1,943	(650)
Depreciation & Amortization	4,294	3,567
Stock-Based Compensation	907	931
EBITDA	$12,523	$2,151

Adjustments:
Non-cash losses recognized from unconsolidated entities (a)	155	3,028
Net gain on Limoneira shares (d)	(3,589)	(1,006)
Income from FreshRealm recovery (b)	(130)	—
Professional expenses related to FreshRealm	91	—
RFG rent expense add back (e)	108	—
Acquisition costs (c)	262	290
Adjusted EBITDA	$9,420	$4,463
Adjusted EBITDA per diluted share	$0.53	$0.25

See prior page for footnote references

Net Sales

The following table summarizes our net sales by business segment for each of the three months ended January 31, 2021 and 2020:

	Three months ended January 31,
	2021	Change	2020

Gross sales:
Fresh products	$115,459	(13)%	$133,189
RFG	90,306	(25)%	120,935
Calavo Foods	16,458	(20)%	20,483
Less intercompany eliminations	(1,645)	31%	(1,259)
Total net sales	$220,578	(19)%	$273,348

As a percentage of sales:
Fresh products	52.0%		48.5%
RFG	40.6%		44.0%
Calavo Foods	7.4%		7.5%
	100.0%		100.0%

Summary

Net sales for the three months ended January 31, 2021, compared to the corresponding period in fiscal 2020, decreased by $52.8 million, or approximately 19%. The decrease in sales for the three months ended January 31, 2021, when compared to the same corresponding prior year period, was due to declines across all segments.

For the three months ended January 31, 2021, the decrease in RFG sales was due primarily to decreased sales from fresh-cut fruit & vegetables and prepared foods products. The decrease in Calavo Foods was due primarily to a decrease in the sales of prepared avocado products. See discussion below for further details. The decrease in Fresh products sales was due primarily to a decrease in sales of avocados and tomatoes.

All three segments of our business are subject to seasonal trends which can impact the volume and/or quality of raw materials sourced in any particular quarter. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

First Quarter 2021 vs. First Quarter 2020

Sales for the Fresh products business decreased by approximately $17.7 million, or 13%, for the first quarter of fiscal 2021 when compared to the same period for fiscal 2020. This decrease in Fresh product sales during the first quarter of fiscal 2021 was primarily related to decreased sales prices of avocados due to higher supply of avocados in the marketplace. In addition, tomato sales decreased due to a decline of tomato sales prices.

Sales of avocados decreased $14.2 million, or 12%, for the first quarter of 2021, when compared to the same prior year period. The average avocado sales price per carton decreased 14% compared to the same prior year period. This decrease in the sales price per carton is mainly due to an increase of volume of avocados in the marketplace. The volume of avocados sold increased 2% during the period.

Sales of tomatoes decreased $3.8 million, or 29%, for the first quarter of 2021, when compared to the same prior year period. This decrease in tomato sales was primarily due to a 28% decrease in the average sales price per carton compared to the same prior year period, in addition to a decrease of 2% of the number of tomato cartons sold due to a delay in the start of the growing season.

RFG

First Quarter 2021 vs. First Quarter 2020

Sales for RFG for the quarter ended January 31, 2021, when compared to the same period for fiscal 2020, decreased $30.6 million, or 25%. The decrease was primarily due to lower sales out of the Midwest, relating to the closure of RFG’s co-packing partner in that region, which occurred in April 2020. This was partially offset by additional sales in regions where RFG has added manufacturing capacity. Additionally, changing consumer demand and buying patterns related to COVID-19 adversely impacted RFG’s sales during the quarter.

Calavo Foods

First Quarter 2021 vs. First Quarter 2020

Sales for Calavo Foods for the quarter ended January 31, 2021, when compared to the same period for fiscal 2020, decreased $4.0 million, or 20%. Sales of prepared avocado products decreased by approximately $4.0 million, or 20%, primarily related to a decrease in the total volume of pounds sold. Sales of prepared avocado products were impacted primarily by a decline in demand from foodservice customers related to COVID-19 during the quarter. Foodservice customers comprised approximately 48% and 57% of revenue for the quarters ended January 31, 2021 and 2020.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three months ended January 31, 2021 and 2020:

	Three months ended January 31,
	2021	Change	2020

Gross Profit:
Fresh products	$13,145	100%	$6,582
RFG	(23)	(101)%	2,876
Calavo Foods	4,717	(26)%	6,350
Total gross profit	$17,839	13%	$15,808

Gross profit percentages:
Fresh products	11.4%		4.9%
RFG	(0.0)%		2.4%
Calavo Foods	28.7%		31.0%
Consolidated	8.1%		5.8%

Summary

Our cost of goods sold consists predominantly of ingredient costs (fruit, vegetables and other food products), packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Gross profit increased by approximately $2.0 million, or 13%, for the first quarter of fiscal 2021 when compared to the same period for fiscal 2020. The increase was primarily attributable to gross profit improvement in the Fresh products segment.

Fresh products

During our three months ended January 31, 2021, as compared to the same prior year period, the increase in our Fresh products segment gross profit percentage was the result of increased gross profit for avocados. For the first quarter ended January 31, 2021, the gross profit percentage for avocados was 11.5% compared to 4.3% in the first quarter of 2020. In fiscal 2021, we were able to manage the spread between the sales price and the fruit cost of avocados more effectively compared to the same prior year period.

Gross profit for the quarter was also affected by the strengthening of the U.S. Dollar in relation to the Mexican Peso during the quarter resulted in a $1.0 million net gain related the remeasurement of peso dominated net assets at our Mexican subsidiaries. During the same period last year, we had a remeasurement gain of less than $0.1 million.

Note that any additional significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profits for our Fresh products segment.

RFG

RFG’s gross profit percentage for the quarter ended January 31, 2021 was 0.0%, compared to 2.4% in the same prior year period. The decline in gross profit for the quarter ended January 31, 2021 was due to weaker overhead absorption as a result of COVID-19 related volume declines. In addition, we experienced losses out of regions served by co-packing partners mainly due to the closure of our Midwest co-packing partner.

Calavo Foods

Calavo Foods’ gross profit percentage for the three months ended January 31, 2021 was 28.7%, compared to 31.0% in the same prior year period. The decrease in Calavo Foods gross profit percentage was due primarily to higher per pound manufacturing costs primarily related to less pounds produced. Partially offsetting this higher cost, we had a decline in overall fruit costs due to a large supply of avocados in the marketplace. Note that any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Calavo Foods segment.

Selling, General and Administrative

	Three months ended January 31,
	2021	Change	2020

	(Dollars in thousands)
Selling, general and administrative	$14,174	(13)%	$16,298
Percentage of net sales	6.4%		6.0%

Selling, general and administrative expenses of $14.2 million for the three months ended January 31, 2021 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses decreased by $2.1 million, or 13%, for the three months ended January 31, 2021 when compared to the same period for fiscal 2020. This was primarily related to a decrease of salary and benefit expense due to eliminations of staff positions ($1.9 million), and a decrease of broker commission ($0.3 million).

Loss from unconsolidated entities

	Three months ended January 31,
	2021	Change	2020

	(Dollars in thousands)
Loss from unconsolidated entities	$(155)	(95)%	$(3,028)

Losses from unconsolidated entities includes our participation in earnings or losses from our investments in FreshRealm and Don Memo. For the three months ended January 31, 2021, we recognized $0.2 million of losses related to Don Memo compared to $0.5 million of income in the three months ended January 31, 2020. For the three months ended January 31, 2020, we recognized $3.5 million of losses related to FreshRealm.

Income Taxes (Provision) Benefit

	Three months ended January 31,
	2021	Change	2020

Income tax (provision) benefit	$(1,943)	NA	$650
Effective tax rate	27.1%		39.4%

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

Liquidity and Capital Resources

Cash provided by operating activities was $13.2 million for the three months ended January 31, 2021, compared to cash used by operating activities of $6.5 million for the similar period in fiscal 2020. Cash used by operating activities for the three months ended January 31, 2021 reflect primarily our net income of $5.2 million, plus add-backs for non-cash activities (depreciation and amortization, stock-based compensation expense, provision for losses on accounts receivable, losses from unconsolidated entities, net gains or losses on Limoneira shares, deferred taxes, loss on disposal of property, plant and equipment, loss on the reserve for FreshRealm and gain on the sale of the Temecula packinghouse) of $1.7 million and a net increase in the components of our working capital of approximately $6.2 million.

Increases in operating cash flows caused by working capital changes include a net increase in accounts payable and accrued expenses of $14.7 million, a decrease in income taxes receivable of $3.9 million, an increase in payable to growers of $0.2 million, a decrease in advances to suppliers of $0.2 million, and a decrease in inventory of $0.1 million, partially offset by an increase in accounts receivable of $7.9 million, an increase in other assets of $3.6 million and an increase in prepaid expenses and other current assets of $1.3 million.

The increase in accounts payable and accrued expenses is primarily related to an increase in payables related to an increase in the volume of Mexican avocados and copacker purchases. The decrease in income taxes receivable is due to the net income and the timing of estimated payments made during the three months ended January 31, 2021. The increase in our accounts receivable, as of January 31, 2021 when compared to October 31, 2020, is primarily due an increase in sales in January 2021 compared to October 2020 and an increase in the days sales outstanding. The increase in other assets is primarily related to the increase in IVA receivable in the first quarter of fiscal 2021. The increase in prepaids and other current assets is primarily due to an increase in prepaid insurance.

Cash used in investing activities was $4.8 million for the three months ended January 31, 2021, which primarily related to the purchases of property, plant and equipment of $4.8 million.

Cash used by financing activities was $4.3 million for the three months ended January 31, 2021, which related principally to the payment of our $20.3 million dividend and the payment of minimum withholding taxes on net share settlement of equity awards of $0.5 million, partially offset by net proceeds on our credit facilities totaling $16.6 million among other items.

Our principal sources of liquidity are our existing cash balances, cash generated from operations, amounts available for borrowing under our existing Credit Facility, and our investment in Limoneira shares. Cash and cash equivalents as of January 31, 2021 and October 31, 2020 totaled $8.2 million and $4.1 million. Our working capital at January 31, 2021 was $64.0 million, compared to $29.6 million at October 31, 2020.

We believe that cash flows from operations, the available Credit Facility, and other sources will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for at least the next twelve months. We will continue to pursue grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel growth in each of our business segments. We have a revolving credit facility with Bank of America as administrative agent and Farm Credit West as joint lead arranger. Under the terms of this agreement, we are advanced funds for both working capital and long-term productive asset purchases. Total credit available under this agreement is $100 million and will expire in January 2026. See Note 13 for more information. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our current credit agreement, the weighted-average interest rate was 2.8% and 1.9% at January 31, 2021 and October 31, 2020. Under these credit facilities, we had $37.2 million and $20.6 million outstanding as January 31, 2021 and October 31, 2020.

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

Contractual Obligations

There have been no material changes to our contractual commitments, from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2020. For a summary of the contractual commitments at October 31, 2020, see Part II, Item 7, in our 2020 Annual Report on Form 10-K.

Impact of Recently Issued Accounting Pronouncements

See Note 1 to the consolidated condensed financial statements that are included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2021.

(All amounts in thousands)	Expected maturity date January 31,
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$8,168	$—	$—	$—	$—	$—	$8,168	$8,168
Accounts receivable (1)	71,603	—	—	—	—	—	71,603	71,603
Advances to suppliers (1)	4,909	—	—	—	—	—	4,909	4,909

Liabilities
Payable to growers (1)	$11,556	$—	$—	$—	$—	$—	$11,556	$11,556
Accounts payable (1)	14,417	—	—	—	—	—	14,417	14,417
Borrowings pursuant to credit facilities (1)	37,150	—	—	—	—	—	37,150	37,150

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, and accounts payable approximate their fair value due to the short maturity of these financial instruments and the carrying amount of borrowings pursuant to credit facilities approximates fair market value do to the variable rate of interest.

We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Management does, however, evaluate this opportunity from time to time. Total foreign currency remeasurement gains for the three months ended January 31, 2021 and 2020, net of losses, was $1.0 million and $0.1 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part 1, item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2020.  There have been no material changes from the risk factors set forth in such Annual Report on Form 10-K.  However, the risks and uncertainties that we face are not limited to those set forth in the 2020 Form 10-K.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

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
101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of January 31, 2021 and October 31, 2020; (2) Consolidated Condensed Statements of Income for the three months ended January 31, 2021 and 2020; (3) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2021 and 2020; (4) Consolidated Statements of Shareholders Equity for the three months ended January 31, 2021 and 2020; and (5) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: March 10, 2021
	By	/s/ James Gibson
James Gibson
Chief Executive Officer
(Principal Executive Officer)

Date: March 10, 2021
	By	/s/ Kevin Manion
Kevin Manion
Chief Financial Officer
(Principal Financial Officer)