Form 10-Q
period 2021-04-30
CALAVO GROWERS INC
filed 2021-06-08
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________________ to ______________________

Commission file number: 000-33385

CALAVO GROWERS, INC.

(Exact name of registrant as specified in its charter)

California	33-0945304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1141-A Cummings Road, Santa Paula, California	93060
(Address of principal executive offices)	(Zip Code)

(805) 525-1245

(Registrant's telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CVGW	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Registrant's number of shares of common stock outstanding as of April 30, 2021 was 17,683,930

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

Risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements include, but are not limited to, the following: the impact of the COVID-19 pandemic on our business, results of operations, and financial condition, including, but not limited to, disruptions in the manufacturing of our products and the operations of the related supply chains supporting our ability to deliver our products to consumers, impacts on our employees and uncertainty regarding our ability to implement health and safety measures for our employees, uncertainties regarding consumer demand for our products in light of COVID-19, impact on our food service customers, increased costs that we must incur as a result of COVID-19, the impact of governmental trade restrictions imposed as a result of COVID-19 and the possible adverse impact of COVID-19 on our goodwill and other intangible assets; seasonality of our business; sensitivity of our business to changes in market prices of avocados and other agricultural products and other raw materials including fuel, packaging and paper;  potential disruptions to our supply chain; risks associated with potential future acquisitions, including integration; potential exposure to data breaches and other cyber-attacks on our systems or those of our suppliers or customers; dependence on large customers; dependence on key personnel and the ability of our management team to work together successfully; potential for labor disputes; reliance on co-packers for a portion of our production needs; competitive pressures, including from foreign growers; risks of recalls and food-related injuries to our customers; changing consumer preferences; the impact of environmental regulations, including those related to climate change; our ability to develop and transition new products and services and enhance existing products and services to meet customer needs; risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and COVID-19 and trade protection measures such as import/export/customs duties, tariffs and/or quotas and currency fluctuations); risks associated with receivables from, loans to and/or equity investments in unconsolidated entities, including FreshRealm; volatility in the value of our common stock; the impact of macroeconomic trends and events; and the resolution of pending investigations, legal claims and tax disputes.

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

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(in thousands)

	April 30,	October 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$5,582	$4,055
Accounts receivable, net of allowances of $4,338 (2021) and $3,498 (2020)	90,112	63,668
Inventories, net	53,335	41,787
Prepaid expenses and other current assets	9,418	10,733
Advances to suppliers	9,521	5,061
Income taxes receivable	2,419	10,591
Total current assets	170,387	135,895
Property, plant, and equipment, net	130,787	130,270
Operating lease right-of-use assets	58,169	60,262
Investment in Limoneira Company	30,292	23,197
Investments in unconsolidated entities	4,779	6,065
Deferred income taxes	2,689	2,486
Goodwill	28,653	28,568
Intangibles, net	9,536	10,323
Other assets	39,018	32,558
	$474,310	$429,624
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$31,390	$11,346
Trade accounts payable	14,012	9,384
Accrued expenses	42,035	36,922
Borrowings pursuant to credit facilities, current	—	20,550
Dividend payable	—	20,343
Current portion of operating leases	6,726	6,443
Current portion of long-term obligations and finance leases	1,421	1,343
Total current liabilities	95,584	106,331
Long-term liabilities:
Borrowings pursuant to credit facilities, long-term	42,250	—
Long-term operating leases, less current portion	55,907	58,273
Long-term obligations and finance leases, less current portion	5,635	5,716
Other long-term liabilities	3,192	3,302
Total long-term liabilities	106,984	67,291
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,684 (2021) and 17,661 (2020) shares issued and outstanding)	18	18
Additional paid-in capital	166,709	165,000
Noncontrolling interest	1,385	1,472
Retained earnings	103,630	89,512
Total shareholders' equity	271,742	256,002
	$474,310	$429,624

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,
	2021	2020	2021	2020

Net sales	$276,821	$281,166	$497,399	$554,516
Cost of sales	254,221	259,091	456,960	516,633
Gross profit	22,600	22,075	40,439	37,883
Selling, general and administrative	13,683	14,504	27,857	30,802
Gain on sale of Temecula packinghouse	54	54	108	108
Operating income	8,971	7,625	12,690	7,189
Interest expense	(191)	(342)	(365)	(529)
Other income, net	411	628	612	1,622
Unrealized net gain (loss) on Limoneira shares	3,506	(10,349)	7,095	(9,343)
Income (loss) before income taxes and loss from unconsolidated entities	12,697	(2,438)	20,032	(1,061)
Income tax (provision) benefit	(2,772)	1,208	(4,715)	1,858
Net loss from unconsolidated entities	(1,131)	(2,177)	(1,286)	(5,205)
Net income (loss)	8,794	(3,407)	14,031	(4,408)
Add: Net loss attributable to noncontrolling interest	47	129	87	192
Net income (loss) attributable to Calavo Growers, Inc.	$8,841	$(3,278)	$14,118	$(4,216)

Calavo Growers, Inc.’s net income (loss) per share:
Basic	$0.50	$(0.19)	$0.80	$(0.24)
Diluted	$0.50	$(0.19)	$0.80	$(0.24)

Number of shares used in per share computation:
Basic	17,619	17,550	17,609	17,543
Diluted	17,679	17,550	17,668	17,543

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended April 30,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$14,031	$(4,408)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	8,371	7,646
Non-cash operating lease expense	59	104
Net loss from unconsolidated entities	1,286	5,205
Unrealized net gain on Limoneira shares	(7,095)	9,343
Interest income on notes to FreshRealm	—	(1,489)
Stock-based compensation expense	2,264	2,717
Gain on sale of Temecula packinghouse	(108)	(108)
Loss on disposal of property, plant, and equipment	—	230
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(26,400)	(10,388)
Inventories, net	(11,579)	(9,327)
Prepaid expenses and other current assets	2,700	(1,755)
Advances to suppliers	(4,460)	7,329
Income taxes receivable/payable	8,172	(5,985)
Other assets	(5,126)	2,844
Payable to growers	20,044	14,574
Trade accounts payable, accrued expenses and other long-term liabilities	8,264	(19,554)
Net cash provided (used) by operating activities	10,423	(3,022)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(7,659)	(5,937)
Acquisition of SFFI, net of cash acquired of $623	—	(18,396)
Investment in FreshRealm	—	(1,477)
Infrastructure advance to tomato growers	(1,326)	—
Net cash used in investing activities	(8,985)	(25,810)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(20,343)	(19,354)
Proceeds from revolving credit facility	172,600	126,000
Payments on revolving credit facility	(150,900)	(81,000)
Payments of minimum withholding taxes on net share settlement of equity awards	(602)	(1,179)
Payments on long-term obligations and finance leases	(713)	(410)
Proceeds from stock option exercises	47	86
Net cash provided by financing activities	89	24,143
Net increase (decrease) in cash and cash equivalents	1,527	(4,689)
Cash and cash equivalents, beginning of period	4,055	7,973
Cash and cash equivalents, end of period	$5,582	$3,284

Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$665	$390
Notes receivable from FreshRealm converted to investment in FreshRealm	$—	$2,761
Property, plant, and equipment included in trade accounts payable and accrued expenses	$522	$1,056

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2019	17,595	$18	$161,606	$122,557	$1,688	$285,869
Cumulative effect adjustment on ASC 842 related to leases	—	—	—	1,165	—	1,165
Exercise of stock options and income tax benefit	2	—	47	—	—	47
Stock compensation expense	—	—	931	—	—	931
Restricted stock issued	17	—	—	—	—	—
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	(63)	(63)
Net loss attributable to Calavo Growers, Inc.	—	—	—	(938)	—	(938)
Balance, January 31, 2020	17,614	18	162,584	122,784	1,625	287,011
Exercise of stock options and income tax benefit	2	—	39	—	—	39
Stock compensation expense	—	—	667	—	—	667
Restricted stock issued	23	—	1,119	—	—	1,119
Payments of minimum withholding taxes on net share settlement of equity awards	—	—	(1,179)	—	—	(1,179)
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	(129)	(129)
Net loss attributable to Calavo Growers, Inc.	—	—	—	(3,278)	—	(3,278)
Balance, April 30, 2020	17,639	$18	$163,230	$119,506	$1,496	$284,250

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2020	17,661	$18	$165,000	$89,512	$1,472	$256,002
Exercise of stock options and income tax benefit	2	—	47	—	—	47
Payment of min. withholding of taxes on net share settlement of equity awards	—	—	(467)	—	—	(467)
Stock compensation expense	—	—	907	—	—	907
Restricted stock issued	23	—	—	—	—	—
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	(40)	(40)
Net Income attributable to Calavo Growers, Inc.	—	—	—	5,277	—	5,277
Balance, January 31, 2021	17,686	18	165,487	94,789	1,432	261,726
Exercise of stock options and income tax benefit	—	—	—	—	—	—
Stock compensation expense	—	—	1,357	—	—	1,357
Payments of minimum withholding taxes on net share settlement of equity awards	(2)	—	(135)	—	—	(135)
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	(47)	(47)
Net Income attributable to Calavo Growers, Inc.	—	—	—	8,841	—	8,841
Balance, April 30, 2021	17,684	$18	$166,709	$103,630	$1,385	$271,742

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

On November 1, 2020, the Company adopted an ASU, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update provides guidance regarding the capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract. This ASU was adopted prospectively and cloud computing implementation costs incurred on November 1, 2020 or later are included in other noncurrent assets in the consolidated balance sheet and are presented within operating cash flows. As of April 30, 2021, capitalized implementation costs included in other noncurrent assets were less than $0.1 million and there was no accumulated amortization or amortization expense recorded during the three and six months ended April 30, 2021.

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

2. Information regarding our operations in different segments

We report our operations in three different business segments: (1) Fresh products, (2) RFG, and (3) Calavo Foods. These three business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. The Fresh products segment includes operations that involve the distribution of avocados and other fresh produce products. The RFG segment represents operations related to the manufacturing and distribution of fresh-cut fruit, fresh-cut vegetables, and prepared foods. The Calavo Foods segment represents operations related to the purchase, manufacturing, and distribution of prepared avocado products, including guacamole, and salsa. Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate. We do not allocate assets, or specifically identify them to, our operating segments. The Sales Data in the following tables is presented in thousands:

	Three months ended April 30, 2021				Three months ended April 30, 2020

	Fresh		Calavo		Fresh		Calavo
	products	RFG	Foods	Total	products	RFG	Foods	Total

Avocados	$146,359	$—	$—	$146,359	$149,865	$—	$—	$149,865
Tomatoes	13,433	—	—	13,433	19,331	—	—	19,331
Papayas	2,647	—	—	2,647	2,363	—	—	2,363
Other fresh income	126	—	—	126	112	—	—	112
Prepared avocado products	—	—	20,915	20,915	—	—	19,118	19,118
Salsa	—	—	696	696	—	—	609	609
Fresh-cut fruit & veg. and prepared foods	—	97,011	—	97,011	—	94,186	—	94,186
Total gross sales	162,565	97,011	21,611	281,187	171,671	94,186	19,727	285,584
Less sales incentives	(879)	(722)	(875)	(2,476)	(803)	(657)	(1,874)	(3,334)
Less inter-company eliminations	(717)	—	(1,173)	(1,890)	(234)	—	(850)	(1,084)
Net sales	$160,969	$96,289	$19,563	$276,821	$170,634	$93,529	$17,003	$281,166

	Six months ended April 30, 2021				Six months ended April 30, 2020

	Fresh		Calavo		Fresh		Calavo
	products	RFG	Foods	Total	products	RFG	Foods	Total

Avocados	$250,130	$—	$—	$250,130	$267,749	$—	$—	$267,749
Tomatoes	22,619	—	—	22,619	32,324	—	—	32,324
Papayas	5,397	—	—	5,397	5,007	—	—	5,007
Other fresh income	454	—	—	454	237	—	—	237
Prepared avocado products	—	—	37,753	37,753	—	—	40,919	40,919
Salsa	—	—	1,408	1,408	—	—	1,328	1,328
Fresh-cut fruit & veg. and prepared foods	—	188,262	—	188,262	—	215,653	—	215,653
Total gross sales	278,600	188,262	39,161	506,023	305,317	215,653	42,247	563,217
Less sales incentives	(1,455)	(1,667)	(1,967)	(5,089)	(1,259)	(1,190)	(3,910)	(6,359)
Less inter-company eliminations	(1,243)	—	(2,292)	(3,535)	(700)	—	(1,642)	(2,342)
Net sales	$275,902	$186,595	$34,902	$497,399	$303,358	$214,463	$36,695	$554,516

	Fresh		Calavo	Interco.
	products	RFG	Foods	Elimins.	Total

	(All amounts are presented in thousands)
Three months ended April 30, 2021
Net sales	$161,686	$96,289	$20,736	$(1,890)	$276,821
Cost of sales	146,678	94,001	15,432	(1,890)	254,221
Gross profit	$15,008	$2,288	$5,304	$—	$22,600

Three months ended April 30, 2020
Net sales	$170,868	$93,529	$17,853	$(1,084)	$281,166
Cost of sales	156,463	90,793	12,919	(1,084)	259,091
Gross profit	$14,405	$2,736	$4,934	$—	$22,075

Six months ended April 30, 2021
Net sales	$277,145	$186,595	$37,194	$(3,535)	$497,399
Cost of sales	248,992	184,329	27,174	(3,535)	456,960
Gross profit	$28,153	$2,266	$10,020	$—	$40,439

Six months ended April 30, 2020
Net sales	$304,058	$214,463	$38,337	$(2,342)	$554,516
Cost of sales	283,071	208,853	27,051	(2,342)	516,633
Gross profit	$20,987	$5,610	$11,286	$—	$37,883

For the three months ended April 30, 2021 and 2020, intercompany sales and cost of sales of $0.7 million and $0.2 million between Fresh products and RFG were eliminated. For the six months ended April 30, 2021 and 2020, intercompany sales and cost of sales of $1.2 million and $0.7 million between Fresh products and RFG were eliminated. For the three months ended April 30, 2021 and 2020, intercompany sales and cost of sales of $1.2 million and $0.8 million between Calavo Foods and RFG were eliminated. For the six months ended April 30, 2021 and 2020, intercompany sales and cost of sales of $2.3 million and $1.6 million between Calavo Foods and RFG were eliminated.

Sales to customers outside the U.S. were approximately $8.8 million, and $5.8 million for the three months ended April 30, 2021 and 2020. Sales to customers outside the U.S. were approximately $16.9 million, and $15.4 million for the six months ended April 30, 2021 and 2020.

Our foreign operations in Mexico are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries in Mexico is the United States dollar (U.S. dollar). As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements and foreign currency transactions are recognized within cost of sales. We recognized foreign currency remeasurement losses in the current quarter. These losses were due primarily to certain long-term net peso receivables. The Mexican peso strengthened compared to the U.S. dollar from 20.22 (MX peso to U.S. dollar) at January 31, 2021 to 20.18 (MX peso to U.S. dollar) at April 30, 2021. Foreign currency remeasurement losses, net of gains, for the three months ended April 30, 2021 and 2020 was $0.5 million and $3.4 million. Foreign currency remeasurement gains, net of losses, for the six months ended April 30, 2021 was $0.6 million. Foreign currency remeasurement losses, net of gains, for the six months ended April 30, 2020 was $3.3 million.

Long-lived assets attributed to geographic areas as of April 30, 2021 and October 31, 2020, are as follows (in thousands):

	United States	Mexico	Consolidated
April 30, 2021	$92,668	$38,119	$130,787
October 31, 2020	$95,110	$35,160	$130,270

3.	Inventories

Inventories consist of the following (in thousands):

	April 30,	October 31,
	2021	2020

Fresh fruit	$27,169	$14,677
Packing supplies and ingredients	14,315	12,540
Finished prepared foods	11,851	14,570
	$53,335	$41,787

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions. Inventory includes reserves of $0.2 million in slow moving and obsolete packing supply inventory as of April 30, 2021 and October 31, 2020. No additional inventory reserve was considered necessary as of April 30, 2021 and October 31, 2020.

4.	Related party transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. For the three months ended April 30, 2021 and 2020, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $5.0 million and $5.9 million. For the six months ended April 30, 2021 and 2020, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $5.0 million and $6.1 million. Amounts payable to these Board members were $3.3 million as of April 30, 2021. We did not have any amounts payable to these Board members as of October 31, 2020.

During the three months ended April 30, 2021 and 2020, we received $0.1 million as dividend income from Limoneira Company (Limoneira). During the six months ended April 30, 2021 and 2020, we received $0.2 million and $0.1 million as dividend income from Limoneira. In addition, we lease office space from Limoneira for our corporate office. We paid rent expense to Limoneira totaling $0.1 million for the three months ended April 30, 2021 and 2020. We paid rent expense to Limoneira totaling $0.2 million for the six months ended April 30, 2021 and 2020. Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company. As of April 30, 2021, we own approximately 9% of Limoneira’s outstanding shares.

We currently have a board member who served as a partner in the law firm of TroyGould PC, which has represented Calavo as legal counsel on certain matters, until his retirement in December 2020. During the three months ended April 30, 2021 and 2020, Calavo Growers, Inc. paid fees totaling $0.1 million to TroyGould PC. During the six months ended April 30, 2021 and 2020, Calavo Growers, Inc. paid fees totaling $0.2 million to TroyGould PC.

Calavo and Agricola Belher (“Belher”) have an equal one-half ownership interest in Agricola Don Memo, S.A. de C.V. (“Don Memo”). Pursuant to a management service agreement, Belher, through its officers and employees, has day-to-day power and authority to manage the operations.

As of April 30, 2021, and October 31, 2020, we had an investment of $4.8 million and $6.0 million, representing Calavo’s 50% ownership in Don Memo, which was included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. As of April 30, 2021 and October 31, 2020, we had outstanding advances of $4.2 million and $2.4 million to Don Memo. In October 2020, we entered into an infrastructure loan agreement with Don Memo for $2.4 million secured by certain property and equipment of Don Memo. This infrastructure loan will incur interest at 7.25%. In October 2020, we funded $0.7 million related to this loan agreement, and we funded an additional $0.7 million and $0.6 million in the first and second quarters of fiscal 2021. This infrastructure loan agreement will mature in fiscal 2024. During the three months ended April 30, 2021 and 2020, we recorded $0.4 million and $0.6 million of cost of sales to Don Memo pursuant to our consignment agreement. During the six months ended April 30, 2021 and 2020, we recorded $3.9 million and $4.6 million of cost of sales to Don Memo pursuant to our consignment agreement.

We make advances to Belher for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. We had grower advances due from Belher totaling $4.5 million as of April 30, 2021 and October 31, 2020, which are netted against the grower payable. In addition, we had infrastructure advances due from Belher of $1.8 million as of April 30, 2021 and October 31, 2020. The remaining principal balance is due in $0.9 million installments on July 2021 and July 2022. Of these infrastructure advances $0.9 million and $0.6 million was recorded as a receivable in prepaid and other current assets as of April 30, 2021 and October 31, 2020. The remaining $0.9 million of these infrastructure advances were recorded in other assets. During the three months ended April 30, 2021 and 2020, we recorded $11.2 million and $15.7 million of cost of sales to Belher pursuant to our consignment agreement. During the six months ended April 30, 2021 and 2020, we recorded $14.5 million and $19.6 million of cost of sales to Belher pursuant to our consignment agreement.

In August 2015, we entered into a Shareholder’s Agreement with various Mexican partners and created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”). Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. As of April 30, 2021, this entity was approximately 83% owned by Calavo and was consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico, which began operations in June of 2017. During the three months ended April 30, 2021 and 2020, we purchased approximately $1.0 million and $1.5 million of avocados from the partners of Avocados de Jalisco. During the six months ended April 30, 2021 and 2020, we purchased approximately $3.2 million and $1.9 million of avocados from the partners of Avocados de Jalisco.

FreshRealm is a start-up company, engaged in activities relating to the marketing of food products directly to consumers or other entities. On February 3, 2021, Calavo and FreshRealm entered into a Limited Liability Company Member Separation and Release Agreement (the Separation Agreement). See Note 12 for more information. Prior to the Separation Agreement, we had an equity investment in FreshRealm representing approximately 37% ownership of FreshRealm. We recorded an impairment of 100% of this equity investment, or $2.8 million, in the third quarter of fiscal

2020. We had a note receivable and trade receivables of approximately $34.5 million at October 31, 2020 (which includes accrued interest) from FreshRealm. We recorded a reserve of $34.5 million during fiscal 2020 for which the receivables continue to be fully reserved as of April 30, 2021.

One officer and five members of our board of directors have investments in FreshRealm as of April 30, 2021 and October 31, 2020. Prior to the Separation Agreement, three members of our board of directors served as board members of FreshRealm.

We provide storage services to FreshRealm from select Value-Added Depots and RFG facilities. We have recorded and received $0.2 million and $0.1 million in storage services revenue from FreshRealm in the three months ended April 30, 2021 and 2020. We have recorded and received $0.3 million and $0.3 million in storage services revenue from FreshRealm in the six months ended April 30, 2021 and 2020. For the three months ended April 30, 2020, RFG has sold less than $0.1 million of products to FreshRealm. For the six months ended April 30, 2020, RFG has sold $0.3 million of products to FreshRealm.

5.	Other assets

Other assets consist of the following (in thousands):

	April 30,	October 31,
	2021	2020
Mexican IVA (i.e. value-added) taxes receivable (see note 11)	$34,971	$30,126
Infrastructure advances to Agricola Belher and Agricola Don Memo	2,541	1,215
Other	1,506	1,217
	$39,018	$32,558

Intangible assets consist of the following (in thousands):

		April 30, 2021			October 31, 2020
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	7 years	$17,340	$(9,315)	$8,025	$17,340	$(8,613)	$8,727
Trade names	11 years	4,060	(2,913)	1,147	4,060	(2,852)	1,208
Trade secrets/recipes	9 years	630	(541)	89	630	(517)	113
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$22,305	$(12,769)	$9,536	$22,305	$(11,982)	$10,323

We anticipate recording amortization expense of $0.8 million for the remainder of fiscal 2021, $1.6 million for fiscal year 2022, $1.5 million for fiscal year 2023, $1.5 million for fiscal year 2024, and $3.9 million thereafter.

6.	Stock-Based Compensation

In April 2011, our shareholders approved the Calavo Growers, Inc. 2011 Management Incentive Plan (the “2011 Plan”). All directors, officers, employees and consultants (including prospective directors, officers, employees and consultants) of Calavo and its subsidiaries are eligible to receive awards under the 2011 Plan. Shares were issuable under the 2011 Plan through December 2020. On April 21, 2021, the shareholders of Calavo approved the Calavo Growers, Inc. 2020 equity incentive plan. This is a ten-year plan, with up to 1,500,000 shares a issuable through December 2031.

In April 2021, the Board of Directors approved the vesting of all of the remaining restricted shares outstanding to our former Chief Executive Officer and Board member. With this vesting, we recognized stock-based compensation of $0.7 million for the three and six months ended April 30, 2021.

On November 2, 2020, 11 of our non-employee directors were each granted 1,500 restricted shares, as part of their annual compensation (total of 16,500 shares). These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $67.97. On January 2, 2022, as long as the directors are still serving on the board, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.3 million for the three months ended April 30, 2021. The total recognized stock-based compensation expense for these grants was $0.4 million for the six months ended April 30, 2021.

On November 2, 2020, our executive officers were granted a total of 9,334 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $67.97. These shares vest in one-half increments, on an annual basis, beginning November 2, 2021. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.1 million for the three months ended April 30, 2021. The total recognized stock-based compensation expense for these grants was $0.2 million for the six months ended April 30, 2021.

On November 2, 2020, key employees were granted a total of 2,600 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $67.97. These shares vest in one-third increments, on an annual basis, beginning November 2, 2021. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants were insignificant for the three months ended April 30, 2021. The total recognized stock-based compensation expense for these grants were insignificant for the six months ended April 30, 2021.

A summary of restricted stock activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2020	76	$80.45
Vested	(45)	$83.27
Granted	23	$67.97
Outstanding at April 30, 2021	54	$72.29	$4,257

The total recognized stock-based compensation expense for restricted stock was $1.4 million and $1.8 million for the three months ended April 30, 2021 and 2020. The total recognized stock-based compensation expense for restricted stock was $2.3 million and $2.7 million for the six months ended April 30, 2021 and 2020. Total unrecognized stock-based compensation expense totaled $3.5 million as of April 30, 2021 and will be amortized through fiscal year 2023.

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

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2020	16	$44.21
Exercised	(2)	$23.48
Outstanding at April 30, 2021	14	$47.17	$433
Exercisable at April 30, 2021	12	$45.59	$390

At April 30, 2021, outstanding and exercisable stock options had a weighted-average remaining contractual term of 3.0 years. The total recognized and unrecognized stock-based compensation expense was insignificant for the three and six months ended April 30, 2021 and 2020.

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

As a result, in April 2019, the MFM issued a final tax assessment to CDM (the “2011 Assessment”) totaling approximately $2.2 billion Mexican pesos (approx. $109.0 million USD at April 30, 2021) related to Income Tax, Flat Rate Business Tax and Value Added Tax, corresponding to the fiscal year 2011 tax audit. We have consulted with an internationally recognized tax advisor and continue to believe this tax assessment is without merit. Therefore, we filed an administrative appeal challenging the MFM’s 2011 Assessment on June 12, 2019. The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities, forcing the legal office within the MFM to rule on the matter. This process preserves the taxpayer’s right to litigate in tax court if the administrative appeal process ends without a favorable or just resolution. Furthermore, in August 2018, we received a favorable ruling from Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) central legal department in Mexico City on another tax matter (see footnote 11 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2011 Assessment. We believe this recent ruling undermines the Assessment we received in April 2019.

In February 2021, the legal division of the MFM issued a resolution in which the 2011 Assessment was declared void. As a result, the legal division ordered the MFM to issue a new tax assessment, taking into consideration arguments made by the Company in its filing of the administrative appeal. Such new tax assessment is pending.

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

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (approx. $128.8 million USD at April 30, 2021) related to Income Tax, Flat Rate Business Tax, and Value Added Tax, related to this fiscal 2013 tax audit.  Additionally, the tax authorities have determined that we owe our employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $5.8 million USD at April 30, 2021).

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

The following table sets forth our financial assets and liabilities as of April 30, 2021 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(All amounts are presented in thousands)
Assets at Fair Value at April 30, 2021:
Investment in Limoneira Company(1)	$30,292	-	-	$30,292
Total assets at fair value	$30,292	-	-	$30,292

Assets at Fair Value at October 31, 2020:
Investment in Limoneira Company(1)	$23,197	-	-	$23,197
Total assets at fair value	$23,197	-	-	$23,197

(1)    The investment in Limoneira Company consists of marketable securities in the Limoneira Company common stock. We currently own approximately 9% of Limoneira’s outstanding common stock. These securities are measured at fair value using quoted market prices. For the three months ended April 30, 2021 and 2020, we recognized gains of $3.5 million and losses of $10.3 million on the consolidated condensed statement of operations. For the six months ended April 30, 2021 and 2020, we recognized gains of $7.1 million and losses of $9.3 million on the consolidated condensed statement of operations.

9.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Three months ended April 30,
Avocados de Jalisco noncontrolling interest	2021	2020

Noncontrolling interest, beginning	$1,432	$1,625
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(47)	(129)
Noncontrolling interest, ending	$1,385	$1,496

	Six months ended April 30,
Avocados de Jalisco noncontrolling interest	2021	2020

Noncontrolling interest, beginning	$1,472	$1,688
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(87)	(192)
Noncontrolling interest, ending	$1,385	$1,496

10.	Earnings per share

Basic and diluted net income per share is calculated as follows (data in thousands, except per share data):

	Three months ended April 30,
	2021	2020
Numerator:
Net income (loss) attributable to Calavo Growers, Inc.	$8,841	$(3,278)
Denominator:
Weighted average shares – Basic	17,619	17,550
Effect of dilutive securities – Restricted stock/options	60	—
Weighted average shares – Diluted	17,679	17,550
Net income (loss) per share attributable to Calavo Growers, Inc:
Basic	$0.50	$(0.19)
Diluted	$0.50	$(0.19)

	Six months ended April 30,
	2021	2020
Numerator:
Net Income (loss) attributable to Calavo Growers, Inc.	$14,118	$(4,216)
Denominator:
Weighted average shares - Basic	17,609	17,543
Effect on dilutive securities – Restricted stock/options	59	—
Weighted average shares - Diluted	17,668	17,543
Net income (loss) per share attributable to Calavo Growers, Inc:
Basic	$0.80	$(0.24)
Diluted	$0.80	$(0.24)

11.	Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of April 30, 2021, and October 31, 2020, CDM IVA receivables totaled $35.0 million (705.8 million Mexican pesos) and $30.2 million (640.7 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2021, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances through regular administrative processes, but certain amounts may ultimately need to be recovered via legal means and/or administrative appeals.

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

In spite of the favorable ruling from the SAT’s central legal department in Mexico City, as discussed above, the local SAT office continues to believe that CDM is not properly documented relative to its declared tax structure. As a result, they believe CDM cannot claim certain refundable IVA balances, specifically regarding our IVA refunds related to January through December of 2013, 2014, and 2015, and January 2017. CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes. With assistance from our internationally recognized tax advisory firm, as of April 30, 2021, CDM has filed (or has plans to file) administrative appeals for the IVA related to the preceding months. A response to these administrative appeals is currently pending resolution.

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

12. FreshRealm Separation

On February 3, 2021, Calavo and FreshRealm entered into a Limited Liability Company Member Separation and Release Agreement (the “Separation Agreement”) described below.

Calavo was previously a limited liability company member in FreshRealm and was a party to that certain FreshRealm, LLC Seventh Amended and Restated Limited Liability Company Agreement, dated as of February 27, 2019, by and among FreshRealm and its members. Calavo and FreshRealm were also parties to that certain Sixth Amended and Restated Senior Promissory Note, effective August 10, 2018, as amended (the “Prior Note”), pursuant to which Calavo loaned to FreshRealm principal plus accrued interest in the total sum of $34.5 million. This note was fully reserved in fiscal 2020.

Pursuant to the Separation Agreement, among other terms: (i) Calavo terminated its limited liability company interest and equity ownership in FreshRealm; (ii) Calavo and FreshRealm simultaneously entered into an Amended and Restated Senior Secured Loan Agreement and Promissory Note (the “Amended Note”), which amended and restated the Prior Note; (iii) FreshRealm issued an additional Secured Promissory Note to Calavo in the amount of approximately $5 million that is subordinated to the Amended Note (the “Second Note”, together with the Amended Note, the “Notes”); (iv) in the event FreshRealm pays Calavo the sum of $6 million (the “Loan Payoff Amount”) by March 31, 2022 (the “Loan Payoff Period”), the Notes shall be deemed paid in full; (v) the parties agreed to a mutual release of any claims; and (vi) the parties agreed to indemnify each other from any subsequent third party claims.

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

If FreshRealm (i) pays to Calavo the Loan Payoff Amount within the Loan Payoff Period; and (ii) undergoes a “Success Event” in the future, including: a merger, a majority sale of FreshRealm’s assets or equity ownership interests, a private placement, or an initial public offering where FreshRealm as a company is valued at $100 million or more, FreshRealm must pay to the Company additional compensation in accordance with the following:

●	FreshRealm must pay Calavo a $10 million payment upon the closing of a Success Event if the valuation of FreshRealm at the time of the Success Event is equal to or greater than $100 million, but less than $230 million;

●	FreshRealm must pay Calavo a $20 million payment upon the closing of a Success Event if the valuation of FreshRealm at the time of the Success Event is equal to or greater than $230 million, but less than $380 million; or

●	FreshRealm must pay Calavo a $34 million payment upon the closing of a Success Event if the valuation of FreshRealm at the time of the Success Event is equal to or greater than $380 Million.

Aside from the above, if FreshRealm undergoes a sale of its business either through a merger or a majority sale of its assets or equity interests before February 3, 2022, FreshRealm must pay Calavo $6 million, if it hasn’t already paid the Loan Payoff Amount, plus twenty percent (20%) of the purchase price proceeds from such sale of FreshRealm. Due to the substantial uncertainty, no amounts have been recorded on the balance sheet as of April 30, 2021.

13. Credit Facility

On January 29, 2021, we entered into the Third Amendment to Credit Agreement (the “Third Amendment”) with Farm Credit West, PCA and Bank of America, N.A. relating to our Credit Agreement dated as of June 14, 2016, First Amendment to Credit Agreement dated as of August 29, 2016, and Second Amendment to Credit Agreement dated as of February 28, 2019 (collectively, the Credit Facility). This Third Amendment, among other things, provides for a five-year extension of the maturity date to January 29, 2026, a $20 million increase in the revolving commitment to $100 million (from $80 million) (for a total facility size of $150 million if the $50 million accordion is exercised, up from a total size of $130 million), and a 25 basis point increase in the interest rate. The new interest rate schedules are effective mid-June 2021. The weighted-average interest rate under the Credit Facility was 2.8% and 1.9% at April 30, 2021 and October 31, 2020.  Under the Credit Facility, we had $42.3 million and $20.6 million outstanding as April 30, 2021 and October 31, 2020.  In accordance with the extended due date, the outstanding balance of the Credit Facility has been classified to long-term in the accompanying balance sheet as of April 30, 2021.

     The Credit Facility agreement contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all financial covenants at April 30, 2021.

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

We may also experience additional costs related to increased workers’ compensation claims, health and safety inspections and group health insurance expenses as a result of the COVID-19 pandemic. We may also be subject to lawsuits from employees and others exposed to COVID-19 at our production and other facilities. Our professional and general liability insurance may not cover all claims against us. In addition, our operations and financial results may be further adversely affected by federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic. While we have managed the pandemic well, with minimal disruption to our overall business thus far, the continuing impact of the pandemic on our future consolidated results, financial position and cash flows are uncertain.

The recovery from the COVID-19 pandemic and the current economic climate is increasing labor costs, commodity costs and logistical costs. We are experiencing operational challenges that impact our production facilities and our logistics network; the impact of prices for petroleum-based products, packaging materials and commodity costs; and the availability of sufficient labor is increasing costs companywide.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended October 31, 2020 of Calavo Growers, Inc. (“we”, “Calavo”, or the “Company”).

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

We may also experience additional costs related to increased workers’ compensation claims, health and safety inspections and group health insurance expenses as a result of the COVID-19 pandemic. We may also be subject to lawsuits from employees and others exposed to COVID-19 at our production and other facilities. Our professional and general liability insurance may not cover all claims against us. In addition, our operations and financial results may be further adversely affected by federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic. While we have managed the pandemic well, with minimal disruption to our overall business thus far, the continuing impact of the pandemic on our future consolidated results, financial position and cash flows are uncertain.

COVID-19 Recovery Economic Impact

The recovery from the COVID-19 pandemic and the current economic climate is increasing labor costs, commodity costs and logistical costs. We are experiencing operational challenges that impact our production facilities and our logistics network; the impact of prices for petroleum-based products, packaging materials and commodity costs; and the availability of sufficient labor is increasing costs companywide.

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

As a result, in April 2019, the MFM issued a final tax assessment to CDM (the “2011 Assessment”) totaling approximately $2.2 billion Mexican pesos (approx. $109.0 million USD at April 30, 2021) related to Income Tax, Flat Rate Business Tax and Value Added Tax, corresponding to the fiscal year 2011 tax audit. We have consulted with an internationally recognized tax advisor and continue to believe this tax assessment is without merit. Therefore, we filed an administrative appeal challenging the MFM’s 2011 Assessment on June 12, 2019. The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities, forcing the legal office within the MFM to rule on the matter. This process preserves the taxpayer’s right to litigate in tax court if the administrative appeal process ends without a favorable or just resolution. Furthermore, in August 2018, we received a favorable ruling from Mexico’s Federal Tax Administration Service, Servicio de Administracion Tributaria’s (the “SAT”) central legal department in Mexico City on another tax matter (see footnote 11 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2011 Assessment. We believe this recent ruling undermines the Assessment we received in April 2019.

In February 2021, the legal division of the MFM issued a resolution in which the 2011 Assessment was declared void. As a result, the legal division ordered the MFM to issue a new tax assessment, taking into consideration arguments made by the Company in its filing of the administrative appeal. Such new tax assessment is pending.

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

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (approx. $128.8 million USD at April 30, 2021) related to Income Tax, Flat Rate Business Tax, and Value Added Tax, related to this fiscal 2013 tax audit.  Additionally, the tax authorities have determined that we owe our employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $5.8 million USD at April 30, 2021).

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

FreshRealm Separation

On February 3, 2021, Calavo and FreshRealm entered into a Limited Liability Company Member Separation and Release Agreement (the “Separation Agreement”) described below.

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

Pursuant to the Separation Agreement, among other terms: (i) Calavo terminated its limited liability company interest and equity ownership in FreshRealm; (ii) Calavo and FreshRealm simultaneously entered into an Amended and Restated Senior Secured Loan Agreement and Promissory Note (the “Amended Note”), which amended and restated the Prior Note; (iii) FreshRealm issued an additional Secured Promissory Note to Calavo in the amount of approximately $5 million that is subordinated to the Amended Note (the “Second Note”, together with the Amended Note, the “Notes”); (iv) in the event FreshRealm pays Calavo the sum of $6 million (the “Loan Payoff Amount”) by March 31, 2022 (the “Loan Payoff Period”), the Notes shall be deemed paid in full; (v) the parties agreed to a mutual release of any claims; and (vi) the parties agreed to indemnify each other from any subsequent third party claims.

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

If FreshRealm (i) pays to Calavo the Loan Payoff Amount within the Loan Payoff Period; and (ii) undergoes a “Success Event” in the future, including: a merger, a majority sale of FreshRealm’s assets or equity ownership interests, a private placement, or an initial public offering where FreshRealm as a company is valued at $100 million or more, FreshRealm must pay to the Company additional compensation in accordance with the following:

●

FreshRealm must pay Calavo a $10 million payment upon the closing of a Success Event if the valuation of FreshRealm at the time of the Success Event is equal to or greater than $100 million, but less than $230 million;

●

FreshRealm must pay Calavo a $20 million payment upon the closing of a Success Event if the valuation of FreshRealm at the time of the Success Event is equal to or greater than $230 million, but less than $380 million; or

●	FreshRealm must pay Calavo a $34 million payment upon the closing of a Success Event if the valuation of FreshRealm at the time of the Success Event is equal to or greater than $380 Million.

Aside from the above, if FreshRealm undergoes a sale of its business either through a merger or a majority sale of its assets or equity interests before February 3, 2022, FreshRealm must pay Calavo $6 million, if it hasn’t already paid the Loan Payoff Amount, plus twenty percent (20%) of the purchase price proceeds from such sale of FreshRealm. Due to the substantial uncertainty, no amounts have been recorded on the balance sheet as of April 30, 2021.

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

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
Net income (loss) attributable to Calavo Growers, Inc.	$8,841	$(3,278)	$14,118	$(4,216)
Non-GAAP adjustments:
Non-cash losses recognized from unconsolidated entities (a)	1,131	2,177	1,286	5,205
Income from FreshRealm Recovery (b)	—	—	(130)	—
Certain management transition expenses (c)	685	1,119	685	1,119
Acquisition costs (d)	—	220	262	510
Net (gain) loss on Limoneira shares (e)	(3,506)	10,349	(7,095)	9,343
RFG rent expense add back (f)	108	—	216	—
Professional expenses related to FreshRealm	50	—	141	—
Tax impact of adjustments (g)	367	(3,575)	1,166	(4,166)
Adjusted net income attributed to Calavo Growers, Inc.	$7,676	$7,012	$10,649	$7,795

Calavo Growers, Inc.’s net income (loss) per share:
Diluted EPS (GAAP)	$0.50	$(0.19)	$0.80	$(0.24)
Adjusted Diluted EPS	$0.43	$0.40	$0.60	$0.44

Number of shares used in per share computation:
Diluted	17,679	17,550	17,668	17,543

(a)	For the three months ended April 30, 2020, FreshRealm realized losses totaling $5.1 million, of which we recorded $1.9 million of non-cash losses. For the six months ended April 30, 2020, FreshRealm realized losses totaling $14.4 million, of which we recorded $5.4 million of non-cash losses. For the three and six months ended April 30, 2021, we realized losses from Agricola Don Memo totaling $1.1 million and $1.3 million. For the three months ended April 31, 2020, we realized losses from Agricola Don Memo totaling $0.3 million. For the six months ended April 31, 2020, we realized income from Agricola Don Memo totaling $0.2 million.
(b)	As part of the FreshRealm Separation Agreement (See Note 12), we received $0.1 million for previously reserved receivables.
(c)	The second quarter of fiscal 2021 includes higher stock-based compensation for the early vesting of restricted stock for the retirement of our former Chief Executive Officer and Board member. Second quarter of fiscal 2020 results include higher stock-based compensation expense related to senior management transitions, which does not impact the underlying cost structure of the company.
(d)	In the first quarter of 2021, we incurred professional service costs related to a considered but non-consummated acquisition. In the first quarter of 2020, we incurred transaction expenses related to the acquisition of SFFI Company, Inc. doing business as Simply Fresh Fruit.
(e)	For the three and six months ended April 30, 2021, we recorded $3.5 million and $7.1 million in unrealized gains related to these mark-to-market adjustments. For the three and six months ended April 30, 2020, we recorded $10.3 million and $9.3 million in unrealized losses related to these mark-to-market adjustments.
(f)	For the three and six months ended April 30, 2021, we incurred $0.1 million and $0.2 million related to rent paid for RFG corporate office space that we have vacated and plan to sublease.
(g)	Tax impact of non-GAAP adjustments are based on the prevailing year-to-date tax rates.

Reconciliation of EBITDA and Adjusted EBITDA (Non-GAAP, Unaudited)

The following table presents EBITDA and adjusted EBITDA, each a non-GAAP measure, and reconciles them to net income (loss) attributable to Calavo Growers, Inc., which is the most directly comparable GAAP measure. See “Non-GAAP Financial Measures” above (in thousands, except per share amounts).

	Three months ended April 30,		Six months ended April 30,
	2021	2020	2021	2020
Net income (loss) attributable to Calavo Growers, Inc.	$8,841	$(3,278)	$14,118	$(4,216)
Interest Income	(17)	(688)	(89)	(1,634)
Interest Expense	191	342	365	529
Provision (benefit) for Income Taxes	2,772	(1,208)	4,715	(1,858)
Depreciation & Amortization	4,077	4,010	8,371	7,646
Stock-Based Compensation	1,357	1,787	2,264	2,717
EBITDA	$17,221	$965	$29,744	$3,184

Adjustments:
Non-cash losses recognized from unconsolidated entities (a)	1,131	2,177	1,286	5,205
Net (gain) loss on Limoneira shares (e)	(3,506)	10,349	(7,095)	9,343
Income from FreshRealm recovery (b)	—	—	(130)	—
Professional expenses related to FreshRealm	50	—	141	—
RFG rent expense add back (f)	108	—	216	—
Acquisition costs (d)	—	220	262	510
Adjusted EBITDA	$15,004	$13,711	$24,424	$18,242
Adjusted EBITDA per dilutive share	$0.85	$0.78	$1.38	$1.04

See prior page for footnote references

Net Sales

The following table summarizes our net sales by business segment for each of the three and six months ended April 30, 2021 and 2020:

	Three months ended April 30,			Six months ended April 30,
	2021	Change	2020	2021	Change	2020

Gross sales:
Fresh products	$161,686	(5)%	$170,868	$277,145	(9)%	$304,058
RFG	96,289	3%	93,529	186,595	(13)%	214,463
Calavo Foods	20,736	16%	17,853	37,194	(3)%	38,337
Less intercompany eliminations	(1,890)	74%	(1,084)	(3,535)	51%	(2,342)
Total net sales	$276,821	(2)%	$281,166	$497,399	(10)%	$554,516

As a percentage of sales:
Fresh products	58.0%		60.5%	55.3%		54.6%
RFG	34.5%		33.1%	37.2%		38.5%
Calavo Foods	7.4%		6.3%	7.4%		6.9%
	100.0%		100.0%	100.0%		100.0%

Summary

Net sales for the three months ended April 30, 2021, compared to the corresponding period in fiscal 2020, decreased by $4.3 million, or approximately 2%. The decrease was due to a decline in the Fresh products segment. Net sales for the six months ended April 30, 2021, compared to the corresponding period in fiscal 2020, decreased by $57.1 million, or approximately 10%. This decrease was due to declines across all segments.

For the three and six months ended April 30, 2021, the decrease in Fresh product sales was due to declines in sales of avocados and tomatoes. For the six months ended April 30, 2021, the decrease in Calavo Foods was due primarily to a decrease in the sales of prepared avocado products. For the six months ended April 30, 2021, the decrease in RFG sales was due primarily to decreased sales from fresh-cut fruit & vegetables and prepared foods products. See discussion below for further details.

All three segments of our business are subject to seasonal trends which can impact the volume and/or quality of raw materials sourced in any particular quarter. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Second Quarter 2021 vs. Second Quarter 2020

Net sales for the Fresh products business decreased by approximately $9.2 million, or 5%, for the second quarter of fiscal 2021 compared to the corresponding period in fiscal 2020. This decrease in Fresh product sales during the second quarter of fiscal 2021 was primarily related to decreased sales prices of tomatoes due to higher supply of tomatoes in the marketplace. In addition, avocado sales decreased due to a decline in avocado sales prices.

Sales of tomatoes decreased $5.9 million, or 31%, for the second quarter of 2021, when compared to the prior year period. This decrease in tomato sales was primarily due to a 25% decrease in the average sales price per carton compared to the prior year period, in addition to a decrease of 8% of the number of tomato cartons sold due to a delay in the start of the growing season.

Sales of avocados decreased $3.6 million, or 2%, for the second quarter of 2021 compared to the prior year period. The average avocado sales price per carton decreased 10% compared to the prior year period. This decrease in the sales price per carton was mainly due to an increase of supply of avocados in the marketplace. The volume of avocados sold in the second quarter of 2021 increased 9% compared to the prior year period.

Six Months Ended April 30, 2021 vs. Six Months Ended April 30, 2020

Net sales for the Fresh products business decreased by approximately $26.9 million, or 9%, for the six months ended April 30, 2021, compared to the corresponding period in fiscal 2020. This decrease was primarily related to decreased sales prices of avocados due to higher supply of avocados in the marketplace. In addition, tomato sales decreased due to a decline of tomato sales prices.

Sales of avocados decreased $17.8 million, or 7%, for the six months ended April 30, 2021, compared to the prior year period. The average avocado sales price per carton decreased 11% compared to the prior year period. This decrease in the sales price per carton was mainly due to an increase of supply of avocados in the marketplace. The volume of avocados sold in the six months ended April 30, 2021 increased 5% compared to the prior year period.

Sales of tomatoes decreased $9.7 million, or 30%, for the six months ended April 30, 2021, compared to the prior year period. This decrease in tomato sales was primarily due to a 25% decrease in the average sales price per carton compared to the prior year period, in addition to a decrease of 6% of the number of tomato cartons sold due to a delay in the start of the growing season.

RFG

Second Quarter 2021 vs. Second Quarter 2020

Net sales for RFG for the quarter ended April 30, 2021, compared to the corresponding period in fiscal 2020, increased $2.8 million, or 3%. The increase was primarily due to additional sales in regions where RFG has added manufacturing capacity. This was partially offset by a decrease due to lower sales out of the Midwest, relating to the closure of RFG’s co-packing partner in that region, which occurred in April 2020.

Six Months Ended April 30, 2021 vs. Six Months Ended April 30, 2020

Net sales for RFG for the six months end April 30, 2021, compared to the corresponding period in fiscal 2020, decreased $27.9 million, or 13%. The decrease was primarily due to lower sales out of the Midwest, relating to the closure of RFG’s co-packing partner in that region, which occurred in April 2020. This was partially offset by additional sales in regions where RFG has added manufacturing capacity. Additionally, changing consumer demand and buying patterns related to COVID-19 adversely impacted RFG’s sales during the quarter.

Calavo Foods

Second Quarter 2021 vs. Second Quarter 2020

Net sales for Calavo Foods for the quarter ended April 30, 2021, compared to the corresponding period in fiscal 2020, increased $2.9 million, or 16%. Sales of prepared avocado products increased by approximately $2.8 million, or 16%, primarily related to an increase in the total volume of pounds sold.

Six Months Ended April 30, 2021 vs. Six Months Ended April 30, 2020

Net sales for Calavo Foods for the six months ended April 30, 2021, compared to the corresponding period in fiscal 2020, decreased $1.1 million, or 3%. Sales of prepared avocado products decreased by approximately $1.2 million, or 3%, primarily related to an decreased in the total volume of pounds sold. Sales of prepared avocado products were impacted primarily by a decline in demand from foodservice customers related to COVID-19 during the year.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three and six months ended April 30, 2021 and 2020:

	Three months ended April 30,			Six months ended April 30,
	2021	Change	2020	2021	Change	2020

Gross Profit:
Fresh products	$15,008	4%	$14,405	$28,153	34%	$20,987
RFG	2,288	(16)%	2,736	2,266	(60)%	5,610
Calavo Foods	5,304	7%	4,934	10,020	(11)%	11,286
Total gross profit	$22,600	2%	$22,075	$40,439	7%	$37,883

Gross profit percentages:
Fresh products	9.3%		8.4%	10.2%		6.9%
RFG	2.4%		2.9%	1.2%		2.6%
Calavo Foods	25.6%		27.6%	26.9%		29.4%
Consolidated	8.2%		7.9%	8.1%		6.8%

Summary

Our cost of goods sold consists predominantly of ingredient costs (fruit, vegetables and other food products), packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold.

Gross profit increased by approximately $0.5 million, or 2%, for the second quarter of fiscal 2021 compared to the corresponding period in fiscal 2020. The increase was primarily attributable to gross profit improvements in the Fresh products segment and the Calavo Foods segment, partially offset by the RFG segment. Gross profit increased by approximately $2.6 million, or 7%, for the six months ended April 30, 2021, compared to the corresponding period in fiscal 2020. The increase was primarily attributable to gross profit improvements in the Fresh products segment, partially offset by the Calavo Foods and RFG segments.

Fresh products

The increase in our Fresh products segment gross profit percentage for the quarter ended April 30, 2021, was the result of increased gross profit for avocados. For the second quarter of fiscal 2021, the gross profit percentage for avocados was 9.2% compared to 8.4% for the second quarter of 2020. In fiscal 2021, we were able to manage the spread between the sales price and the fruit cost of avocados more effectively compared to the prior year period.

Gross profit for the quarter was also affected by the weakening of the U.S. dollar in relation to the Mexican peso during the quarter, resulting in a $0.5 million net loss related the remeasurement of peso-dominated net assets at our Mexican subsidiaries. During the same period last year, we had a remeasurement loss of $3.4 million.

The increase in our Fresh products segment gross profit percentage for the six months ended April 30, 2021 was the result of increased gross profit for avocados. For the six months ended April 30, 2021, the gross profit percentage for avocados was 10.1% compared to 6.9% for the prior year period. In fiscal 2021, we were able to manage the spread between the sales price and the fruit cost of avocados more effectively compared to the prior year period.

Gross profit for the six month period was also affected by the strengthening of the U.S. dollar in relation to the Mexican peso during the six months ended April 30, 2021, which resulted in a $0.6 million net gain related the remeasurement of peso-dominated net assets at our Mexican subsidiaries. During the same period last year, we had a remeasurement loss of $3.3 million.

Note that any additional significant fluctuations in the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profits for our Fresh products segment.

RFG

RFG’s gross profit percentage for the quarter ended April 30, 2021 was 2.4%, compared to 2.9% for the prior year period. RFG’s gross profit percentage for the six months ended April 30, 2021 was 1.2%, compared to 2.6% for the prior year period. The declines in gross profit for the quarter and six months ended April 30, 2021, were due to increased commodity costs, lack of availability of key commodities, lower supply of labor that caused increase overtime costs, and extraordinary weather events. In addition, we experienced losses due to the closure of our Midwest co-packing partner.

Calavo Foods

Calavo Foods’ gross profit percentage for the second quarter of fiscal 2021 was 25.6%, compared to 27.6% for the prior year period. Calavo Foods’ gross profit percentage for the six months ended April 30, 2021 was 26.9%, compared to 29.4% for the prior year period. The decreases in Calavo Foods gross profit percentage were due primarily to higher per pound manufacturing costs primarily related to less pounds produced. Partially offsetting these higher costs, we had declines in overall fruit costs due to a large supply of avocados in the marketplace. Any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profit for our Calavo Foods segment.

Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,
	2021	Change	2020	2021	Change	2020

	(Dollars in thousands)			(Dollars in thousands)
Selling, general and administrative	$13,683	(6)%	$14,504	$27,857	(10)%	$30,802
Percentage of net sales	4.9%		5.2%	5.6%		5.6%

Selling, general and administrative expenses of $13.7 million for the three months ended April 30, 2021 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses decreased by $0.8 million, or 6%, for the three months ended April 30, 2021 compared to the prior year period. This decrease was primarily due to prior year stock grants for certain management transition expenses ($1.1 million), a decrease in broker commission ($0.3 million) and a decrease in salaries and benefit expense due to the eliminations of staff positions ($0.2 million). Partially offsetting these decreases was the vesting of restricted stock for the retirement of Lecil Cole, our former Chief Executive Officer and Board member ($0.7 million).

Selling, general and administrative expenses decreased by $2.9 million, or 10%, for the six months ended April 30, 2021 compared to the prior year period. This decrease was primarily due to a decrease in salaries and benefit expense due to the eliminations of staff positions ($2.1 million), prior year stock grants for certain management transition expenses ($1.1 million), and a decrease in broker commission ($0.6 million). Partially offsetting these decreases was the vesting of restricted stock for the retirement of Mr. Cole ($0.7 million).

Loss from unconsolidated entities

	Three months ended April 30,			Six months ended April 30,
	2021	Change	2020	2021	Change	2020

	(Dollars in thousands)			(Dollars in thousands)
Loss from unconsolidated entities	$(1,131)	(48)%	$(2,177)	$(1,286)	(75)%	$(5,205)

Losses from unconsolidated entities includes our participation in earnings or losses from our investments in FreshRealm and Don Memo. For the three and six months ended April 30, 2021, we realized losses from Agricola Don Memo totaling $1.1 million and $1.3 million. For the three months ended April 31, 2020, we realized losses from Agricola Don Memo totaling $0.3 million. For the six months ended April 31, 2020, we realized income from Agricola Don Memo totaling $0.2 million. For the three months ended April 30, 2020, FreshRealm realized losses totaling $5.1 million, of which we recorded $1.9 million of non-cash losses.  For the six months ended April 30, 2020, FreshRealm realized losses totaling $14.4 million, of which we recorded $5.4 million of non-cash losses.

Income Taxes (Provision) Benefit

	Three months ended April 30,			Six months ended April 30,
	2021	Change	2020	2021	Change	2020

Income tax benefit (provision)	$(2,772)	NA	$1,208	$(4,715)	NA	$1,858
Effective tax rate	24.0%		26.2%	25.2%		29.7%

Our tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter.

For the first quarter ended in fiscal 2020, we recorded a discrete income tax benefit of approximately $0.2 million, pursuant to ASU 2016-09, Improvements to Employee Share-based Payment Accounting.  Our effective tax rate was higher in the first quarter of fiscal 2020 as a result of discrete excess tax benefits on vesting share-based compensation in addition to the tax benefit associated with the quarter-to-date loss. We recognize the effects of tax legislation in the period in which the law is enacted.  Our deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse.

Liquidity and Capital Resources

Cash provided by operating activities was $10.4 million for the six months ended April 30, 2021, compared to cash used by operating activities of $3.0 million for the corresponding period in fiscal 2020. Cash used by operating activities for the six months ended April 30, 2021 reflect primarily our net income of $14.0 million, plus add-backs for non-cash activities (depreciation and amortization, stock-based compensation expense, provision for losses on accounts receivable, losses from unconsolidated entities, net gains or losses on Limoneira shares, deferred taxes, loss on disposal of property, plant and equipment, loss on the reserve for FreshRealm and gain on the sale of the Temecula packinghouse) of $4.8 million and a net decrease in the components of our working capital of approximately $8.4 million.

Decreases in operating cash flows caused by working capital changes include an increase in accounts receivable of $26.4 million, an increase in inventory of $11.6 million, an increase in other assets of $5.1 million, and an increase in advances to suppliers of $4.5 million, partially offset by an increase in payable to growers of $20.0 million, a net increase in accounts payable and accrued expenses of $8.3 million, a decrease in income taxes receivable of $8.2 million, and an increase in prepaid expenses and other current assets of $2.7 million.

The increase in our accounts receivable, as of April 30, 2021 when compared to October 31, 2020, is primarily due an increase in sales in April 2021 compared to October 2020. The increase in our inventory, as of April 30, 2021 when compared to October 31, 2020, is primarily due to higher inventory of California and Mexican Avocados. The increase in other assets is primarily related to the increase in IVA receivable in fiscal 2021. The increase in advances to suppliers is mainly due to advances to our tomato growers in the first six months of fiscal 2021.The increase in payable to growers is mostly due to increased volumes and sales prices for California and Mexican avocados in the month of April 2021 compared to October 2020. The increase in accounts payable and accrued expenses is primarily related to an increase in payables related to an increase in the volume of California and Mexican avocados. The decrease in income taxes receivable is due to the net income and the timing of estimated payments made during the six months ended April 30, 2021.

Cash used in investing activities was $9.0 million for the six months ended April 30, 2021, which primarily related to the purchases of property, plant and equipment of $7.7 million and infrastructure advances to Don Memo for $1.3 million.

Cash provided by financing activities was $0.1 million for the six months ended April 30, 2021, which related principally to the net proceeds on our credit facilities totaling $21.7 million, partially offset by, payment of our $20.3 million dividend, payments on long-term obligations of $0.7 million and the payment of minimum withholding taxes on net share settlement of equity awards of $0.6 million.

Our principal sources of liquidity are our existing cash balances, cash generated from operations, amounts available for borrowing under our existing Credit Facility, and our investment in Limoneira shares. Cash and cash equivalents as of April 30, 2021 and October 31, 2020 totaled $5.6 million and $4.1 million. Our working capital at April 30, 2021 was $74.8 million, compared to $29.6 million at October 31, 2020.

We believe that cash flows from operations, the available Credit Facility, and other sources will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for at least the next twelve months. We will continue to pursue grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel growth in each of our business segments. We have a revolving credit facility with Bank of America as administrative agent and Farm Credit West as joint lead arranger. Under the terms of this agreement, we may draw on funds for both working capital and long-term productive asset purchases. Total credit available under this agreement is $100 million and it expires in January 2026. See Note 13 to the consolidated condensed financial statements included in this Quarterly Report for more information. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our Credit

Facility, the weighted-average interest rate was 2.8% and 1.9% at April 30, 2021 and October 31, 2020. Under the Credit Facility, we had $42.3 million and $20.6 million outstanding as April 30, 2021 and October 31, 2020.

The Credit Facility agreement contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all such covenants at April 30, 2021 and at the date of this Quarterly Report.

Contractual Obligations

There have been no material changes to our contractual commitments, from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2020. For a summary of the contractual commitments at October 31, 2020, see Part II, Item 7, in our 2020 Annual Report on Form 10-K.

Impact of Recently Issued Accounting Pronouncements

See Note 1 to the consolidated condensed financial statements included in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our Credit Facility, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of April 30, 2021.

(All amounts in thousands)	Expected maturity date April 30,
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$5,582	$—	$—	$—	$—	$—	$5,582	$5,582
Accounts receivable (1)	90,112	—	—	—	—	—	90,112	90,112
Advances to suppliers (1)	9,521	—	—	—	—	—	9,521	9,521

Liabilities
Payable to growers (1)	$31,390	$—	$—	$—	$—	$—	$31,390	$31,390
Accounts payable (1)	14,012	—	—	—	—	—	14,012	14,012
Borrowings pursuant to credit facilities (1)	—	—	—	—	42,250	—	—	—
(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, and accounts payable approximate their fair value due to the short maturity of these financial instruments and the carrying amount of borrowings pursuant to credit facilities approximates fair market value due to the variable rate of interest.

We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Management does, however, evaluate this opportunity from time to time. Total foreign currency remeasurement losses for the three months ended April 30, 2021 and 2020, net of gains, was $0.5 million and $3.4 million. Total foreign currency remeasurement gains for the six months ended April 30, 2021, net of losses, was $0.6 million. Total foreign currency remeasurement losses for the six months ended April 30, 2020, net of gains, was $3.3 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

ITEM 1A. RISK FACTORS

The risk factors set forth below update the risk factors in our Annual Report on Form 10-K for the year ended October 31, 2020.  In addition to the risk factors below, you should carefully consider the risk factors discussed in our most recent Form 10-K report, which could materially affect our business, financial position, results of operations and the trading price of our common stock.  The risks and uncertainties that we face are not limited to those set forth below and/or in the 2020 Form 10-K.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

The recovery from the COVID-19 pandemic and the current economic climate is increasing labor costs, commodity costs and logistical costs which will likely adversely affect our business operations, financial condition, and results of operations.

We are experiencing operational challenges that impact our production facilities and our logistics network, the impact of prices for petroleum-based products, packaging materials and commodity costs. The availability of sufficient labor is increasing costs companywide.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2020, Calavo withheld 12,448 shares from certain officers for the payments of minimum withholding of taxes on the net share settlement of equity awards. In February 2021, Calavo withheld 1,664 shares from our chief executive officer for the payment of minimum withholding of taxes on the net share settlement of equity awards.

ITEM 6. EXHIBITS

10.1	2020 Equity Incentive Plan, approved by shareholders on April 21, 2021 *
10.2	Limited Liability Company Member Separation and Release Agreement, dated February 3, 2021, by and between FreshRealm LLC and Calavo Growers, Inc. (1)
10.3	Amended and Restated Senior Secured Loan Agreement and Promissory Note, dated February 3, 2021, by and between FreshRealm LLC and Calavo Growers, Inc. (1)

10.4	Secured Promissory Note, dated February 3, 2021, by and between FreshRealm LLC and Calavo Growers, Inc. (1)

10.5	Warrant Agreement, dated February 3, 2021, by and between FreshRealm LLC and Calavo Growers, Inc. (1)

10.6	Third Amended and Restated Security Agreement, dated February 3, 2021, by and between FreshRealm LLC and Calavo Growers, Inc. (1)

10.7	Third Amendment to Credit Agreement, dated January 29, 2021, by and between Calavo Growers, Inc., Farm Credit West, PCA and Bank of America, N.A. (2)

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. *

101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended April 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of April 30, 2021 and October 31, 2020; (2) Consolidated Condensed Statements of Operations for the three and six months ended April 30, 2021 and 2020; (3) Consolidated Condensed Statements of Cash Flows for the three and six months ended April 30, 2021 and 2020; (4) Consolidated Statements of Shareholders’ Equity for the three and six months ended April 30, 2021 and 2020; and (5) Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL).

(1)	Previously filed on February 9, 2021 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

(2)	Previously filed on February 2, 2021 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: June 8, 2021
	By	/s/ James Gibson
James Gibson
Chief Executive Officer
(Principal Executive Officer)

Date: June 8, 2021
	By	/s/ Kevin Manion
Kevin Manion
Chief Financial Officer
(Principal Financial Officer)