Form 10-Q
period 2021-07-31
CALAVO GROWERS INC
filed 2021-09-08
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

or

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

Registrant's number of shares of common stock outstanding as of July 31, 2021 was 17,683,309

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

Risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements include, but are not limited to, the following: the impact of the COVID-19 pandemic on our business, results of operations, and financial condition, including, but not limited to, disruptions in the manufacturing of our products and the operations of the related supply chains supporting our ability to deliver our products to consumers, impacts on our employees and uncertainty regarding our ability to implement health and safety measures for our employees, uncertainties regarding consumer demand for our products, impact on our food service customers, increased costs, the impact of governmental trade restrictions imposed as a result of COVID-19 and the possible adverse impact of COVID-19 on our goodwill and other intangible assets; our ability to raise prices, particularly in our RFG and Foods segments, to offset increased costs of goods sold, and the impact of such price increases on future net sales; seasonality of our business; sensitivity of our business to changes in market prices of avocados and other agricultural products and other raw materials including fuel, packaging and paper;  potential disruptions to our supply chain; risks associated with potential future acquisitions, including integration; potential exposure to data breaches and other cyber-attacks on our systems or those of our suppliers or customers; dependence on large customers; dependence on key personnel and the ability of our management team to work together successfully; potential for labor disputes; reliance on co-packers for a portion of our production needs; competitive pressures, including from foreign growers; risks of recalls and food-related injuries to our customers; changing consumer preferences; the impact of environmental regulations, including those related to climate change; our ability to develop and transition new products and services and enhance existing products and services to meet customer needs; risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and COVID-19 and trade protection measures such as import/export/customs duties, tariffs and/or quotas and currency fluctuations); risks associated with receivables from, loans to and/or equity investments in unconsolidated entities, including FreshRealm; volatility in the value of our common stock; the impact of macroeconomic trends and events; and the resolution of pending investigations, legal claims and tax disputes, including an assessment imposed by the Servicio de Administracion Tributaria in Mexico (the “SAT”) and our defenses against collection activities commenced by the SAT.

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

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED, in thousands)

	July 31,	October 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$368	$4,055
Restricted cash	970	—
Accounts receivable, net of allowances of $6,860 (2021) and $3,498 (2020)	79,979	63,668
Inventories	47,443	41,787
Prepaid expenses and other current assets	14,227	10,733
Advances to suppliers	8,703	5,061
Income taxes receivable	6,577	10,591
Total current assets	158,267	135,895
Property, plant, and equipment, net	129,080	130,270
Operating lease right-of-use assets	57,036	60,262
Investment in Limoneira Company	30,040	23,197
Investments in unconsolidated entities	4,309	6,065
Deferred income taxes	2,790	2,486
Goodwill	28,653	28,568
Intangibles, net	9,137	10,323
Other assets	40,006	32,558
	$459,318	$429,624
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$30,040	$11,346
Trade accounts payable	10,424	9,384
Accrued expenses	40,713	36,922
Borrowings pursuant to credit facilities, current	—	20,550
Dividend payable	—	20,343
Other current liabilities	11,000	—
Current portion of operating leases	7,051	6,443
Current portion of long-term obligations and finance leases	1,486	1,343
Total current liabilities	100,714	106,331
Long-term liabilities:
Borrowings pursuant to credit facilities, long-term	36,000	—
Long-term operating leases, less current portion	54,447	58,273
Long-term obligations and finance leases, less current portion	5,688	5,716
Other long-term liabilities	3,136	3,302
Total long-term liabilities	99,271	67,291
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,683 (2021) and 17,661 (2020) shares issued and outstanding)	18	18
Additional paid-in capital	167,215	165,000
Noncontrolling interest	1,451	1,472
Retained earnings	90,649	89,512
Total shareholders' equity	259,333	256,002
	$459,318	$429,624

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2021	2020	2021	2020

Net sales	$285,008	$270,425	$782,407	$824,941
Cost of sales	277,141	239,590	734,101	756,223
Gross profit	7,867	30,835	48,306	68,718
Selling, general and administrative	12,387	13,424	40,374	44,226
Expenses related to Mexican tax matters	1,342	—	1,342	—
Gain on sale of Temecula packinghouse	(54)	(54)	(162)	(162)
Operating income (loss)	(5,808)	17,465	6,752	24,654
Interest expense	(208)	(203)	(573)	(732)
Other income, net	180	628	792	2,250
Recovery (Loss) on reserve for FreshRealm note receivable and impairment of investment	6,000	(37,192)	6,130	(37,192)
Unrealized net gain (loss) on Limoneira shares	(252)	218	6,843	(9,125)
Income (loss) before income taxes and loss from unconsolidated entities	(88)	(19,084)	19,944	(20,145)
Income tax (provision) benefit	(12,358)	4,682	(17,073)	6,540
Net loss from unconsolidated entities	(469)	(1,170)	(1,755)	(6,375)
Net income (loss)	(12,915)	(15,572)	1,116	(19,980)
Add: Net loss (income) attributable to noncontrolling interest	(66)	(64)	21	128
Net Income (loss) attributable to Calavo Growers, Inc.	$(12,981)	$(15,636)	$1,137	$(19,852)

Calavo Growers, Inc.’s net income (loss) per share:
Basic	$(0.74)	$(0.89)	$0.06	$(1.13)
Diluted	$(0.74)	$(0.89)	$0.06	$(1.13)

Number of shares used in per share computation:
Basic	17,630	17,586	17,616	17,558
Diluted	17,630	17,586	17,669	17,558

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended July 31,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$1,116	$(19,980)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,925	11,850
Non-cash operating lease expense	57	145
Net loss from unconsolidated entities	1,755	6,375
Unrealized net loss (gain) on Limoneira shares	(6,843)	9,125
Loss (recovery) on reserve for FreshRealm note receivable and impairment of investment	(6,130)	37,192
Interest income on notes to FreshRealm	—	(1,732)
Stock-based compensation expense	2,818	3,569
Gain on sale of Temecula packinghouse	(162)	(162)
Loss (gain) on disposal of property, plant, and equipment	(170)	230
Deferred income taxes on FreshRealm reserve and impairment loss	—	(7,525)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(16,137)	(4,045)
Inventories, net	(5,687)	(6,363)
Prepaid expenses and other current assets	2,291	(814)
Advances to suppliers	(3,642)	4,873
Income taxes receivable/payable	4,014	(4,678)
Other assets	(7,003)	(9)
Payable to growers	18,694	5,027
Trade accounts payable, accrued expenses and other liabilities	14,500	(12,722)
Net cash provided by operating activities	12,396	20,356
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(9,639)	(8,349)
Acquisition of SFFI, net of cash acquired of $623	—	(18,396)
Loan to Agricola Belher	(3,500)	—
Recovery of proceeds from FreshRealm Separation Agreement	6,000	—
Investment in FreshRealm	—	(1,477)
Infrastructure advance to tomato growers	(1,326)	—
Net cash used in investing activities	(8,465)	(28,222)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(20,343)	(19,354)
Proceeds from revolving credit facility	266,350	172,450
Payments on revolving credit facility	(250,900)	(147,850)
Payments of minimum withholding taxes on net share settlement of equity awards	(650)	(1,179)
Payments on long-term obligations and finance leases	(1,152)	(687)
Proceeds from stock option exercises	47	86
Net cash provided by (used in) financing activities	(6,648)	3,466
Net decrease in cash, cash equivalents and restricted cash	(2,717)	(4,400)
Cash, cash equivalents and restricted cash, beginning of period	4,055	7,973
Cash, cash equivalents and restricted cash, end of period	$1,338	$3,573

Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$1,222	$593
Notes receivable from FreshRealm converted to investment in FreshRealm	$—	$2,761
Property, plant, and equipment included in trade accounts payable and accrued expenses	$375	$568
Collection for Agricola Belher Infrastructure Advance	$—	$800

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2019	17,595	$18	$161,606	$122,557	$1,688	$285,869
Cumulative effect adjustment on ASC 842 related to leases	—	—	—	1,165	—	1,165
Exercise of stock options and income tax benefit	2	—	47	—	—	47
Stock compensation expense	—	—	931	—	—	931
Restricted stock issued	17	—	—	—	—	—
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	(63)	(63)
Net loss attributable to Calavo Growers, Inc.	—	—	—	(938)	—	(938)
Balance, January 31, 2020	17,614	18	162,584	122,784	1,625	287,011
Exercise of stock options and income tax benefit	2	—	39	—	—	39
Stock compensation expense	—	—	667	—	—	667
Restricted stock issued	23	—	1,119	—	—	1,119
Payments of minimum withholding taxes on net share settlement of equity awards	—	—	(1,179)	—	—	(1,179)
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	(129)	(129)
Net loss attributable to Calavo Growers, Inc.	—	—	—	(3,278)	—	(3,278)
Balance, April 30, 2020	17,639	$18	$163,230	$119,506	$1,496	$284,250
Stock compensation expense	—	—	852	—	—	852
Restricted stock issued	18	—	—	—	—	—
Unrealized gain on Limoneira investment, net	—	—	—	—	—	—
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	64	64
Net loss attributable to Calavo Growers, Inc.	—	—	—	(15,636)	—	(15,636)
Balance, July 31, 2020	17,657	$18	$164,082	$103,870	$1,560	$269,530

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2020	17,661	$18	$165,000	$89,512	$1,472	$256,002
Exercise of stock options and income tax benefit	2	—	47	—	—	47
Payment of min. withholding of taxes on net share settlement of equity awards	—	—	(467)	—	—	(467)
Stock compensation expense	—	—	907	—	—	907
Restricted stock issued	23	—	—	—	—	—
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	(40)	(40)
Net Income attributable to Calavo Growers, Inc.	—	—	—	5,277	—	5,277
Balance, January 31, 2021	17,686	18	165,487	94,789	1,432	261,726
Exercise of stock options and income tax benefit	—	—	—	—	—	—
Stock compensation expense	—	—	1,357	—	—	1,357
Payments of minimum withholding taxes on net share settlement of equity awards	(2)	—	(135)	—	—	(135)
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	(47)	(47)
Net Income attributable to Calavo Growers, Inc.	—	—	—	8,841	—	8,841
Balance, April 30, 2021	17,684	$18	$166,709	$103,630	$1,385	$271,742
Exercise of stock options and income tax benefit	—	—	—	—	—	—
Stock compensation expense	—	—	554	—	—	554
Payments of minimum withholding taxes on net share settlement of equity awards	(1)	—	(48)	—	—	(48)
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	66	66
Net loss attributable to Calavo Growers, Inc.	—	—	—	(12,981)	—	(12,981)
Balance, July 31, 2021	17,683	$18	$167,215	$90,649	$1,451	$259,333

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

On November 1, 2020, the Company adopted an ASU, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update provides guidance regarding the capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract. This ASU was adopted prospectively and cloud computing implementation costs incurred on November 1, 2020 or later are included in other noncurrent assets in the consolidated balance sheet and are presented within operating cash flows. As of July 31, 2021, capitalized implementation costs included in other noncurrent assets were less than $0.1 million and there was no accumulated amortization or amortization expense recorded during the three and nine months ended July 31, 2021.

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

2. Information regarding our operations in different segments

We report our operations in three different business segments: (1) Fresh products, (2) RFG, and (3) Calavo Foods. These three business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. The Fresh products segment includes operations that involve the distribution of avocados and other fresh produce products. The RFG segment represents operations related to the manufacturing and distribution of fresh-cut fruit, fresh-cut vegetables, and prepared foods. The Calavo Foods segment represents operations related to the purchase, manufacturing, and distribution of prepared avocado products, including guacamole, and salsa. Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate. We do not allocate assets, or specifically identify them, to our operating segments. The Sales Data in the following tables is presented in thousands:

	Three months ended July 31, 2021				Three months ended July 31, 2020

	Fresh		Calavo		Fresh		Calavo
	products	RFG	Foods	Total	products	RFG	Foods	Total

Avocados	$148,757	$—	$—	$148,757	$145,670	$—	$—	$145,670
Tomatoes	11,344	—	—	11,344	13,827	—	—	13,827
Papayas	2,683	—	—	2,683	2,695	—	—	2,695
Other fresh income	95	—	—	95	88	—	—	88
Prepared avocado products	—	—	22,095	22,095	—	—	19,764	19,764
Salsa	—	—	746	746	—	—	816	816
Fresh-cut fruit & veg. and prepared foods	—	107,846	—	107,846	—	91,200	—	91,200
Total gross sales	162,879	107,846	22,841	293,566	162,280	91,200	20,580	274,060
Less sales incentives	(1,299)	(4,060)	(1,528)	(6,887)	(141)	(277)	(1,613)	(2,031)
Less inter-company eliminations	(672)	—	(999)	(1,671)	(399)	—	(1,205)	(1,604)
Net sales	$160,908	$103,786	$20,314	$285,008	$161,740	$90,923	$17,762	$270,425

	Nine months ended July 31, 2021				Nine months ended July 31, 2020

	Fresh		Calavo		Fresh		Calavo
	products	RFG	Foods	Total	products	RFG	Foods	Total

Avocados	$398,887	$—	$—	$398,887	$413,335	$—	$—	$413,335
Tomatoes	33,963	—	—	33,963	46,151	—	—	46,151
Papayas	8,081	—	—	8,081	7,677	—	—	7,677
Other fresh income	548	—	—	548	328	—	—	328
Prepared avocado products	—	—	59,848	59,848	—	—	60,683	60,683
Salsa	—	—	2,154	2,154	—	—	2,143	2,143
Fresh-cut fruit & veg. and prepared foods	—	296,107	—	296,107	—	306,853	—	306,853
Total gross sales	441,479	296,107	62,002	799,588	467,491	306,853	62,826	837,170
Less sales incentives	(2,754)	(5,727)	(3,494)	(11,975)	(1,294)	(1,467)	(5,522)	(8,283)
Less inter-company eliminations	(1,915)	—	(3,291)	(5,206)	(1,098)	—	(2,848)	(3,946)
Net sales	$436,810	$290,380	$55,217	$782,407	$465,099	$305,386	$54,456	$824,941

	Fresh		Calavo	Interco.
	products	RFG	Foods	Elimins.	Total

	(All amounts are presented in thousands)
Three months ended July 31, 2021
Net sales	$161,580	$103,786	$21,313	$(1,671)	$285,008
Cost of sales	149,378	109,375	20,059	(1,671)	277,141
Gross profit	$12,202	$(5,589)	$1,254	$—	$7,867

Three months ended July 31, 2020
Net sales	$162,139	$90,923	$18,967	$(1,604)	$270,425
Cost of sales	144,405	82,868	13,921	(1,604)	239,590
Gross profit	$17,734	$8,055	$5,046	$—	$30,835

Nine months ended July 31, 2021
Net sales	$438,725	$290,380	$58,508	$(5,206)	$782,407
Cost of sales	398,370	293,704	47,233	(5,206)	734,101
Gross profit	$40,355	$(3,324)	$11,275	$—	$48,306

Nine months ended July 31, 2020
Net sales	$466,197	$305,386	$57,304	$(3,946)	$824,941
Cost of sales	427,476	291,720	40,973	(3,946)	756,223
Gross profit	$38,721	$13,666	$16,331	$—	$68,718

For the three months ended July 31, 2021 and 2020, intercompany sales and cost of sales of $0.8 million and $0.4 million between Fresh products and RFG were eliminated. For the nine months ended July 31, 2021 and 2020, intercompany sales and cost of sales of $1.9 million and $1.1 million between Fresh products and RFG were eliminated. For the three months ended July 31, 2021 and 2020, intercompany sales and cost of sales of $1.0 million and $1.2 million between Calavo Foods and RFG were eliminated. For the nine months ended July 31, 2021 and 2020, intercompany sales and cost of sales of $3.3 million and $2.8 million between Calavo Foods and RFG were eliminated.

Sales to customers outside the U.S. were approximately $8.8 million, and $6.5 million for the three months ended July 31, 2021 and 2020. Sales to customers outside the U.S. were approximately $25.7 million, and $21.9 million for the nine months ended July 31, 2021 and 2020.

Our foreign operations in Mexico are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries in Mexico is the United States dollar (U.S. dollar). As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements and foreign currency transactions are recognized within cost of sales. We recognized foreign currency remeasurement losses in the current quarter. These losses were due primarily to certain long-term net peso receivables. Foreign currency remeasurement gains, net of losses, for the three months ended July 31, 2021 and 2020 was $0.6 million and $1.4 million. Foreign currency remeasurement gains, net of losses, for the nine months ended July 31, 2021 was $1.2 million. Foreign currency remeasurement losses, net of gains, for the nine months ended July 31, 2020 was $1.9 million.

Long-lived assets attributed to geographic areas as of July 31, 2021 and October 31, 2020, are as follows (in thousands):

	United States	Mexico	Consolidated
July 31, 2021	$89,218	$39,862	$129,080
October 31, 2020	$95,110	$35,160	$130,270

3.	Inventories

Inventories consist of the following (in thousands):

	July 31,	October 31,
	2021	2020

Fresh fruit	$20,659	$14,677
Packing supplies and ingredients	15,842	12,540
Finished prepared foods	10,942	14,570
	$47,443	$41,787

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions. Inventory includes reserves of $0.2 million and $0.2 million in slow moving and obsolete packing supply inventory as of July 31, 2021 and October 31, 2020. No additional inventory reserve was considered necessary as of July 31, 2021 and October 31, 2020.

4.	Related party transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. For the three months ended July 31, 2021 and 2020, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $10.4 million and $9.1 million. For the nine months ended July 31, 2021 and 2020, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $15.4 million and $15.3 million. Amounts payable to these Board members were $4.5 million as of July 31, 2021. We did not have any amounts payable to these Board members as of October 31, 2020.

During the three months ended July 31, 2021 and 2020, we received $0.1 million and $0.2 million as dividend income from Limoneira Company (Limoneira). During the nine months ended July 31, 2021 and 2020, we received $0.3 million and $0.4 million as dividend income from Limoneira. In addition, we lease office space from Limoneira for our corporate office. We paid rent expense to Limoneira totaling $0.1 million for the three months ended July 31, 2021 and 2020. We paid rent expense to Limoneira totaling $0.3 million for the nine months ended July 31, 2021 and 2020. Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company. As of July 31, 2021, we own approximately 9% of Limoneira’s outstanding shares.

Calavo and Agricola Belher (“Belher”) have an equal one-half ownership interest in Agricola Don Memo, S.A. de C.V. (“Don Memo”). Pursuant to a management service agreement, Belher, through its officers and employees, has day-to-day power and authority to manage the operations.

As of July 31, 2021, and October 31, 2020, we had an investment of $4.3 million and $6.0 million, representing Calavo’s 50% ownership in Don Memo, which was included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. As of July 31, 2021 and October 31, 2020, we had outstanding advances of $4.2 million and $2.4 million to Don Memo. In October 2020, we entered into an infrastructure loan agreement with Don Memo for up to $2.4 million secured by certain property and equipment of Don Memo. This infrastructure loan accrues interest at 7.25%. In October 2020, we funded $0.7 million related to this loan agreement, and we funded an additional $0.7 million, and $0.6 million in the first, and second quarters of fiscal 2021, for a total outstanding balance at July 31, 2021 of $2.0 million. This infrastructure loan agreement will mature in fiscal 2024. Of these infrastructure advances $0.4 million was recorded as a receivable in prepaid and other current assets as of July 31, 2021. The remaining $1.6 million of these infrastructure advances were recorded in other assets. During the three months ended July 31, 2021 and 2020, we incurred $5.7 million and $10.6 million of cost of sales to Don Memo pursuant to our purchase consignment agreement. During the nine months ended July 31, 2021 and 2020, we incurred $9.6 million and $15.2 million of cost of sales to Don Memo pursuant to our purchase consignment agreement.

We make advances to Belher for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. We had grower advances due from Belher totaling $3.5 million and $4.5 million as of July 31, 2021 and October 31, 2020, which are netted against the grower payable. In addition, we had infrastructure advances due from Belher of $1.8 million as of July 31, 2021 and October 31, 2020. Of these infrastructure advances $1.8 million and $0.9 million was recorded as a receivable in prepaid and other current assets as of July 31, 2021 and October 31, 2020. The remaining $0.9 million of these infrastructure advances were recorded in other assets as of October 31, 2020. In July 2021, we made a bridge loan of $3.5 million to Belher which is due in December 2021, and which is secured by certain farmland in Mexico. The loan accrues interest at 10 percent. This bridge loan has been recorded in prepaid expenses and other current assets. During the three months ended July 31, 2021 and 2020, we incurred $1.8 million and $4.0 million of cost of sales to Belher pursuant to our purchase consignment agreement. During the nine months ended July 31, 2021 and 2020, we incurred $16.3 million and $23.6 million of cost of sales to Belher pursuant to our purchase consignment agreement.

In August 2015, we entered into a Shareholder’s Agreement with various Mexican partners and created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”). Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. As of July 31, 2021, this entity was approximately 83% owned by Calavo and was consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico, which began operations in June of 2017. During the three months ended July 31, 2021 and 2020, we purchased approximately $2.2 million and $3.5 million of avocados from the partners of Avocados de Jalisco. During the nine months ended July 31, 2021 and 2020, we purchased approximately $5.4 million and $5.4 million of avocados from the partners of Avocados de Jalisco.

FreshRealm is a start-up company, engaged in activities relating to the marketing of food products directly to consumers or other entities. On February 3, 2021, Calavo and FreshRealm entered into a Limited Liability Company Member Separation and Release Agreement (the Separation Agreement). Prior to the Separation Agreement, we had an equity investment in FreshRealm representing approximately 37% ownership of FreshRealm. We recorded an impairment of 100% of this equity investment, or $2.8 million, in the third quarter of fiscal 2020. We had a note receivable and trade receivables of approximately $34.5 million at October 31, 2020 (which includes accrued interest) from FreshRealm. We recorded a reserve of $34.5 million on this balance in the third quarter of fiscal 2020.

Pursuant to the Separation Agreement among other terms: (i) Calavo terminated its limited liability company interest and equity ownership in FreshRealm; (ii) Calavo and FreshRealm simultaneously entered into an Amended and Restated

Senior Secured Loan Agreement and Promissory Note (the “Amended Note”), which amended and restated the Prior Note; (iii) FreshRealm issued an additional Secured Promissory Note to Calavo in the amount of approximately $5 million that is subordinated to the Amended Note (the “Second Note”, together with the Amended Note, the “Notes”); (iv) in the event FreshRealm pays Calavo the sum of $6 million (the “Loan Payoff Amount”) by March 31, 2022 (the “Loan Payoff Period”), the Notes shall be deemed paid in full; (v) the parties agreed to a mutual release of any claims; and (vi) the parties agreed to indemnify each other from any subsequent third party claims.

In July 2021, FreshRealm paid Calavo the Loan Payoff Amount of $6.0 million, and we recorded the receipt as a recovery of the reserve for collectability of the FreshRealm note receivable on the statement of operations. Therefore, the Notes mentioned above have been deemed paid in full. See Note 12 for more information.

5.	Other assets

Other assets consist of the following (in thousands):

	July 31,	October 31,
	2021	2020
Mexican IVA (i.e. value-added) taxes receivable (see note 11)	$36,978	$30,126
Infrastructure advances to Agricola Belher and Agricola Don Memo	1,641	1,215
Other	1,387	1,217
	$40,006	$32,558

Intangible assets consist of the following (in thousands):

		July 31, 2021			October 31, 2020
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	7 years	$17,340	$(9,661)	$7,679	$17,340	$(8,613)	$8,727
Trade names	11 years	4,060	(2,943)	1,117	4,060	(2,852)	1,208
Trade secrets/recipes	9 years	630	(564)	66	630	(517)	113
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$22,305	$(13,168)	$9,137	$22,305	$(11,982)	$10,323

We anticipate recording amortization expense of $0.4 million for the remainder of fiscal 2021, $1.6 million for fiscal year 2022, $1.5 million for fiscal year 2023, $1.5 million for fiscal year 2024, and $3.9 million thereafter.

6.	Stock-Based Compensation

In April 2011, our shareholders approved the Calavo Growers, Inc. 2011 Management Incentive Plan (the “2011 Plan”). All directors, officers, employees and consultants (including prospective directors, officers, employees and consultants) of Calavo and its subsidiaries are eligible to receive awards under the 2011 Plan. Shares were issuable under the 2011 Plan through December 2020. On April 21, 2021, the shareholders of Calavo approved the Calavo Growers, Inc. 2020 equity incentive plan. This is a ten-year plan, with up to 1,500,000 shares issuable through December 2031.

In April 2021, the Board of Directors approved the vesting of all of the remaining restricted shares outstanding to our former Chief Executive Officer and Board member. With this vesting, we recognized stock-based compensation of $0.7 million for the nine months ended July 31, 2021.

On November 2, 2020, 11 of our non-employee directors were each granted 1,500 restricted shares, as part of their annual compensation (total of 16,500 shares). These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such date was $67.97. On January 2, 2022, as long as the directors are still serving on the board, these shares will fully vest.  These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.3 million for the three months ended July 31, 2021. The total recognized stock-based compensation expense for these grants was $0.6 million for the nine months ended July 31, 2021.

On November 2, 2020, our executive officers were granted a total of 9,334 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $67.97. These shares vest over two years, on an annual basis, beginning November 2, 2021. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.1 million for the three months ended July 31, 2021. The total recognized stock-based compensation expense for these grants was $0.2 million for the nine months ended July 31, 2021.

On November 2, 2020, certain key employees were granted a total of 2,600 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $67.97. These shares vest over three years, on an annual basis, beginning November 2, 2021. These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants were insignificant for the three months and for the nine months ended July 31, 2021.

In June 2021, our former chief financial officer, resigned from Calavo and 5,418 restricted shares were forfeited.

A summary of restricted stock activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2020	76	$80.45
Vested	(50)	$78.14
Forfeited	(5)	$63.77
Granted	28	$67.97
Outstanding at July 31, 2021	49	$73.71	$2,754

The total recognized stock-based compensation expense for restricted stock was $0.6 million and $0.9 million for the three months ended July 31, 2021 and 2020. The total recognized stock-based compensation expense for restricted stock was $2.8 million and $3.6 million for the nine months ended July 31, 2021 and 2020. Total unrecognized stock-based compensation expense totaled $3.1 million as of July 31, 2021 and will be amortized through fiscal year 2023.

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

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2020	16	$44.21
Exercised	(2)	$23.48
Outstanding at July 31, 2021	14	$47.17	$128
Exercisable at July 31, 2021	12	$45.59	$129

At July 31, 2021, outstanding and exercisable stock options had a weighted-average remaining contractual term of 2.8 years. The total recognized and unrecognized stock-based compensation expense was insignificant for the three and nine months ended July 31, 2021 and 2020.

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

2011 Assessment

 During our third quarter of fiscal 2016, our wholly-owned subsidiary, Calavo de Mexico (CDM), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (MFM) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary. MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (IVA).  During the period from our fourth fiscal quarter of 2016 through our first fiscal quarter of 2019, we attempted to resolve our case through an alternative dispute resolution mechanism called "conclusive agreement" submitted before PRODECON (Mexican Tax Ombudsman) with the MFM through working meetings attended by representatives of the MFM, CDM and PRODECON (Local Tax Ombudsman). However, we were unable to materially resolve our case with the MFM through the PRODECON process.

As a result, in April 2019, the MFM issued a final tax assessment to CDM (the “2011 Assessment”) totaling approximately $2.2 billion Mexican pesos (approx. $109.0 million USD at July 31, 2021) related to Income Tax, Flat Rate Business Tax and Value Added Tax, corresponding to the fiscal year 2011 tax audit. We filed an Administrative Appeal challenging the MFM’s 2011 Assessment on June 12, 2019. The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities, forcing the legal office within the MFM to rule on the matter. This process preserves the taxpayer’s right to litigate in tax court if the Administrative Appeal process ends without a favorable or just resolution.

In February 2021, the legal division of the MFM issued a resolution in which the 2011 Assessment was revoked. As a result, the legal division ordered the MFM to issue a new tax assessment, taking into consideration arguments made by the Company in its filing of the administrative appeal.

On June 16, 2021, Calavo reached a settlement agreement with the MFM regarding the 2011 Assessment. Under the terms of the settlement, Calavo agreed to pay approximately $47.8 million Mexican pesos (approximately $2.4 million USD) as a full and final settlement of all taxes, fines and penalties asserted by the MFM. The settlement included $1.5 million USD of income taxes and $0.9 million USD of Value Added Taxes, with both amounts including penalties and interest and inflationary adjustments, which have been recorded in the accompanying financial statements as a discreet item in Income Tax Provision, and in Expenses related to Mexican tax matters, respectively. An additional $0.3 million USD of related professional fees have also been recorded as expenses related to the Mexican tax matters.

2013 Assessment

In January 2017, we received preliminary observations from Servicio de Administracion Tributaria in Mexico (the “SAT”) related to an audit for fiscal year 2013 outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and IVA. We provided a written rebuttal to these preliminary observations during our second fiscal quarter of 2017. During the period from our third fiscal quarter of 2017 through our third fiscal quarter of 2018, we attempted to resolve our case with the SAT through the conclusive agreement submitted before PRODECON, having several working meetings attended by representatives of the SAT, CDM and the PRODECON. However, we were unable to materially resolve our case with the SAT through the PRODECON process.

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approx. $128.8 million USD at July 31, 2021) related to Income Tax, Flat Rate Business Tax, and Value Added Tax, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of July 31, 2021 to the amount of $3 billion Mexican pesos (approx. $150 million USD).  Additionally, the tax authorities have determined that we owe our employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $5.8 million USD at July 31, 2021).

We have consulted with both an internationally recognized tax advisor as well as a global law firm with offices throughout Mexico, and we continue to believe that this tax assessment is without merit. In August 2018, we filed an Administrative Appeal on the 2013 Assessment, appealing our case to the SAT’s central legal department in Michoacan.  Furthermore, in August 2018, we received a favorable ruling from the SAT’s central legal department in Michoacan on another tax matter (see footnote 11 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2013 Assessment. We believe this recent ruling significantly undermines the 2013 Assessment.

On June 25, 2021, we became aware that the Administrative Appeal had been resolved by the SAT against CDM on March 12, 2021, and that we had allegedly failed to timely respond to and challenge the SAT’s notification of such resolution, therefore rendering the 2013 Assessment as definitive. Based on legal counsel from our tax advisory firm, we and our tax advisory firm have concluded that the March notification was not legally communicated. In addition, the SAT has placed liens on the fixed assets of CDM, with a net book value of approximately $26 million USD, and on bank accounts of CDM totaling approximately $1 million USD in order to guaranty the 2013 Assessment. For reasons explained below, we do not believe that these liens pose a risk to the ongoing business operations of CDM.

We strongly disagree with above actions taken and conclusions reached by the SAT, and have since taken the following measures in vigorous defense of our position:

●	Retained a global law firm with offices throughout Mexico to provide legal representation before the SAT, as well as retained the legal division of an internationally recognized tax advisor, to provide legal representation before the Federal Tax Court.
●	On August 17, we filed a writ with the SAT requesting a substitution of a financial bond for the above-mentioned liens.
●	On August 18, we filed an Administrative Reconsideration (the Reconsideration) before the Central Legal Department of the SAT located in Mexico City, asserting that the resolution in March of the Administrative Appeal was wrongly concluded, in particular with respect to the following matters:
o	Failure to recognize CDM as a “maquiladora”
o	Considering the Company to have a permanent establishment in Mexico,
o	Including fruit purchase deposits transferred by the Company to CDM as taxable,
o	Application of 16% IVA tax to fruit purchase deposits
o	Imposing double-taxation on the fruit purchase transactions
●	On August 27, we filed a formal complaint, or queja, (the Complaint) before the PRODECON to request their assistance with having the SAT act upon the Reconsideration. It should be noted that although the SAT is not obligated to act upon the Reconsideration, we believe that the PRODECON Complaint makes it likely that the SAT will respond to the Administrative Reconsideration and be open to settlement discussions.
●	On August 20, we filed an Annulment Suit (the Suit) with the Federal Tax Court, which among other things, strongly contends that the notifications made by the SAT to CDM and its designated advisors of the resolution of the Administrative Appeal in March were not legally communicated. In addition, the Suit asserts the same matters central to the Reconsideration, as described above, as wrongly concluded in the resolution of the Administrative Appeal.

We believe that the Suit will be accepted by the Tax Court, which will render the 2013 Assessment as non-definitive, and which will allow CDM to petition the Tax Court for a halt to any collection procedures by the SAT and a substitution of a bond for any liens placed on CDM assets.

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Suit in the Tax Court, we also believe it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT agree to reach a settlement. In accordance with our cumulative probability analysis, based on factors such as recent settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we have recorded a provision of $11 million USD in the accompanying financial statements as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We incurred $0.1 million USD of related professional fees, which have been recorded in Expenses related to Mexican Tax matters.

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

The following table sets forth our financial assets and liabilities as of July 31, 2021 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(All amounts are presented in thousands)
Assets at Fair Value at July 31, 2021:
Investment in Limoneira Company(1)	$30,040	-	-	$30,040
Total assets at fair value	$30,040	-	-	$30,040

Assets at Fair Value at October 31, 2020:
Investment in Limoneira Company(1)	$23,197	-	-	$23,197
Total assets at fair value	$23,197	-	-	$23,197

(1)    The investment in Limoneira Company consists of marketable securities in the Limoneira Company common stock. We currently own approximately 9% of Limoneira’s outstanding common stock. These securities are measured at fair value using quoted market prices. For the three months ended July 31, 2021 and 2020, we recognized losses of $0.3 million and gains of $0.2 million on the consolidated condensed statement of operations. For the nine months ended July 31, 2021 and 2020, we recognized gains of $6.8 million and losses of $9.1 million on the consolidated condensed statement of operations.

9.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Three months ended July 31,
Avocados de Jalisco noncontrolling interest	2021	2020

Noncontrolling interest, beginning	$1,385	$1,496
Net income attributable to noncontrolling interest of Avocados de Jalisco	66	64
Noncontrolling interest, ending	$1,451	$1,560

	Nine months ended July 31,
Avocados de Jalisco noncontrolling interest	2021	2020

Noncontrolling interest, beginning	$1,472	$1,688
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(21)	(128)
Noncontrolling interest, ending	$1,451	$1,560

10.	Earnings per share

Basic and diluted net income per share is calculated as follows (data in thousands, except per share data):

	Three months ended July 31,
	2021	2020
Numerator:
Net loss attributable to Calavo Growers, Inc.	$(12,981)	$(15,636)
Denominator:
Weighted average shares – Basic	17,630	17,586
Effect of dilutive securities – Restricted stock/options	—	—
Weighted average shares – Diluted	17,630	17,586
Net loss per share attributable to Calavo Growers, Inc:
Basic	$(0.74)	$(0.89)
Diluted	$(0.74)	$(0.89)

	Nine months ended July 31,
	2021	2020
Numerator:
Net Income (loss) attributable to Calavo Growers, Inc.	$1,137	$(19,852)
Denominator:
Weighted average shares - Basic	17,616	17,558
Effect on dilutive securities – Restricted stock/options	53	—
Weighted average shares - Diluted	17,669	17,558
Net income (loss) per share attributable to Calavo Growers, Inc:
Basic	$0.06	$(1.13)
Diluted	$0.06	$(1.13)

11.	Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts recoverable from the Mexican government.

As of July 31, 2021, and October 31, 2020, CDM IVA receivables totaled $37.0 million (733.8 million Mexican pesos) and $30.2 million (640.7 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2021, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or legal means.

During the first quarter of fiscal 2017, the tax authorities informed us that their internal opinion, based on the information provided by the local SAT office, considers that CDM is not properly documented relative to its declared tax structure and therefore CDM cannot claim the refundable IVA balance. CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes. CDM started an Administrative Appeal for the IVA related to the request of the months of July, August and September of 2015 (the “2015 Appeal”) in order to assert its argument that CDM is properly documented and to therefore change the SAT’s internal assessment. In August 2018, we received a favorable ruling from the SAT’s Legal Administration in Michoacan on the 2015 Appeal indicating that they believe CDM’s legal interpretation of its declared tax structure is indeed accurate. While favorable on this central matter of CDM’s declared tax structure, the ruling, however, still does not recognize the taxpayers right to a full refund for the IVA related to the months of July, August and September 2015. Therefore, in October 2018, CDM filed a substance-over-form Annulment Suit in the Federal Tax Court to recover its full refund for IVA over the subject period, which is currently pending resolution.

In spite of the favorable ruling from the SAT’s Legal Administration in Michoacan, as discussed above, the local SAT office continues to believe that CDM is not properly documented relative to its declared tax structure. As a result, they believe CDM cannot claim certain refundable IVA balances, specifically regarding our IVA refunds related to January through December of 2013, 2014, and 2015, and January and February of 2017. CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes. With assistance from our internationally recognized tax advisory firm, as of July 31, 2021, CDM has filed (or has plans to file) Administrative Appeals for the IVA related to the preceding months. A response to these Administrative Appeals is currently pending resolution.

In light of the foregoing, the Company is currently considering its options for resolution of the VAT receivables. In the unlikely event of an unfavorable resolution of the Administrative Appeals, we plan to file Annulment Suits with the Mexican Federal Tax Court. If these suits result in an unfavorable ruling, there is an option to appeal to the Collegiate Circuit Court. The estimated time for the resolution of these suits could be 2 – 3 years. This estimated time could be impacted and delayed by the situation of the COVID-19 pandemic.

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

Calavo was previously a limited liability company member in FreshRealm and was a party to that certain FreshRealm, LLC Seventh Amended and Restated Limited Liability Company Agreement, dated as of February 27, 2019, by and among FreshRealm and its members. Calavo and FreshRealm were also parties to that certain Sixth Amended and Restated Senior Promissory Note, effective August 10, 2018, as amended (the “Prior Note”), pursuant to which Calavo loaned to FreshRealm principal plus accrued interest in the total sum of $34.5 million. We recorded a reserve of $34.5 million on this balance in the third quarter of fiscal 2020.

Pursuant to the Separation Agreement, among other terms: (i) Calavo terminated its limited liability company interest and equity ownership in FreshRealm; (ii) Calavo and FreshRealm simultaneously entered into an Amended and Restated Senior Secured Loan Agreement and Promissory Note (the “Amended Note”), which amended and restated the Prior Note; (iii) FreshRealm issued an additional Secured Promissory Note to Calavo in the amount of approximately $5 million that is subordinated to the Amended Note (the “Second Note”, together with the Amended Note, the “Notes”); (iv) in the event FreshRealm paid Calavo the sum of $6 million (the “Loan Payoff Amount”) by March 31, 2022 (the “Loan Payoff Period”), the Notes shall be deemed paid in full; (v) the parties agreed to a mutual release of any claims; and (vi) the parties agreed to indemnify each other from any subsequent third party claims.

In July 2021, FreshRealm paid Calavo the Loan Payoff Amount of $6.0 million, and we recorded the receipt as a recovery of the reserve for collectability of the FreshRealm note receivable on the statement of operations. Therefore, the Notes mentioned above, have been deemed paid in full. If FreshRealm undergoes a sale of its business either through a merger or a majority sale of its assets or equity interests before February 3, 2022, FreshRealm must pay Calavo twenty percent (20%) of the purchase price proceeds from such sale of FreshRealm.

If FreshRealm (i) undergoes a “Success Event” in the future, including: a merger, a majority sale of FreshRealm’s assets or equity ownership interests, a private placement (greater than $35 million), or an initial public offering where FreshRealm as a company is valued at $100 million or more, FreshRealm must pay to the Company additional compensation in accordance with the following:

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

No Amounts have been recorded on the balance sheet as of July 31, 2021, with respect to a sale or success event.

13. Credit Facility

On January 29, 2021, we entered into the Third Amendment to Credit Agreement (the “Third Amendment”) with Farm Credit West, PCA and Bank of America, N.A. relating to our Credit Agreement dated as of June 14, 2016, First Amendment to Credit Agreement dated as of August 29, 2016, and Second Amendment to Credit Agreement dated as of February 28, 2019 (collectively, the “Credit Facility”). This Third Amendment, among other things, provides for a five-year extension of the maturity date to January 29, 2026, a $20 million increase in the revolving commitment to $100 million (from $80 million) (for a total facility size of $150 million if the $50 million accordion is exercised, up from a total size of $130 million), and a 25 basis point increase in the interest rate. The new interest rate schedules are effective mid-June 2021. The weighted-average interest rate under the Credit Facility was 2.9% and 1.9% at July 31, 2021 and October 31, 2020.  Under the Credit Facility, we had $36.0 million and $20.6 million outstanding as of July 31, 2021 and October 31, 2020.  In accordance with the extended due date, the outstanding balance of the Credit Facility has been classified as long-term in the accompanying balance sheet as of July 31, 2021.

     The Credit Facility agreement contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all financial covenants at July 31, 2021.

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

In early 2021, health agencies approved vaccines for combating the COVID-19 virus. However, actual vaccination results are ultimately dependent on, among other factors, vaccine availability and their acceptance by individuals which are difficult to predict. In the third quarter of fiscal 2021, the delta variant of the SARS-COV-2 virus became the dominant strain in the U.S. and elsewhere and led to various pandemic restrictions being reinstated. Accordingly, the pace of the recovery from the COVID-19 pandemic is not presently known. We cannot reasonably estimate the duration or extent of the pandemic’s adverse impact on our business, operating results, and long-term liquidity position.

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

In early 2021, health agencies approved vaccines for combating the COVID-19 virus. However, actual vaccination results are ultimately dependent on, among other factors, vaccine availability and their acceptance by individuals which are difficult to predict. In the third quarter of fiscal 2021, the delta variant of the SARS-COV-2 virus became the dominant strain in the U.S. and elsewhere and led to various pandemic restrictions being reinstated. Accordingly, the pace of the recovery from the COVID-19 pandemic is not presently known. We cannot reasonably estimate the duration or extent of the pandemic’s adverse impact on our business, operating results, and long-term liquidity position.

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

Beginning in the third quarter of fiscal 2021, in response to the inflationary costs described above, we began to notify our customers of our plans to institute price increases for our RFG and Foods products. Management believes the price increases will largely be accepted by our customers without significant loss of sales, will reverse the margin compression experienced by RFG and Foods segments during the pandemic, and will enable us to continue to invest in initiatives that drive growth.

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

2011 Assessment

 During our third quarter of fiscal 2016, our wholly-owned subsidiary, Calavo de Mexico (CDM), received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (MFM) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary. MFM’s preliminary observations outline certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Tax (IVA).  During the period from our fourth fiscal quarter of 2016 through our first fiscal quarter of 2019, we attempted to resolve our case through an alternative dispute resolution mechanism called "conclusive agreement" submitted before PRODECON (Mexican Tax Ombudsman) with the MFM through working meetings attended by representatives of the MFM, CDM and PRODECON (Local Tax Ombudsman). However, we were unable to materially resolve our case with the MFM through the PRODECON process.

As a result, in April 2019, the MFM issued a final tax assessment to CDM (the “2011 Assessment”) totaling approximately $2.2 billion Mexican pesos (approx. $109.0 million USD at July 31, 2021) related to Income Tax, Flat Rate Business Tax and Value Added Tax, corresponding to the fiscal year 2011 tax audit. We filed an Administrative Appeal challenging the MFM’s 2011 Assessment on June 12, 2019. The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities, forcing the legal office within the MFM to rule on the matter. This process preserves the taxpayer’s right to litigate in tax court if the Administrative Appeal process ends without a favorable or just resolution.

In February 2021, the legal division of the MFM issued a resolution in which the 2011 Assessment was revoked. As a result, the legal division ordered the MFM to issue a new tax assessment, taking into consideration arguments made by the Company in its filing of the administrative appeal.

On June 16, 2021, Calavo reached a settlement agreement with the MFM regarding the 2011 Assessment. Under the terms of the settlement, Calavo agreed to pay approximately $47.8 million Mexican pesos (approximately $2.4 million USD) as a full and final settlement of all taxes, fines and penalties asserted by the MFM. The settlement included $1.5 million USD of income taxes and $0.9 million USD of Value Added Taxes, with both amounts including penalties and interest and inflationary adjustments, which have been recorded in the accompanying financial statements as a discreet item in Income Tax Provision, and in Expenses related to Mexican Tax matters, respectively. An additional $0.3 million USD of related professional fees have also been recorded as expenses related to the Mexican tax matters.

2013 Assessment

In January 2017, we received preliminary observations from SAT related to an audit for fiscal year 2013 outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and IVA. We provided a written rebuttal to these preliminary observations during our second fiscal quarter of 2017. During the period from our third fiscal quarter of 2017 through our third fiscal quarter of 2018, we attempted to resolve our case with the SAT through the conclusive agreement submitted before PRODECON, having several working meetings attended by representatives of the SAT, CDM and the PRODECON. However, we were unable to materially resolve our case with the SAT through the PRODECON process.

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approx. $128.8 million USD at July 31, 2021) related to Income Tax, Flat Rate Business Tax, and Value Added Tax, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of July 31, 2021 to the amount of $3 billion Mexican pesos (approx. $150 million USD).  Additionally, the tax authorities have determined that we owe our employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $5.8 million USD at July 31, 2021).

We have consulted with both an internationally recognized tax advisor as well as a global law firm with offices throughout Mexico, and we continue to believe that this tax assessment is without merit. In August 2018, we filed an Administrative Appeal on the 2013 Assessment, appealing our case to the SAT’s central legal department in Michoacan.  Furthermore, in August 2018, we received a favorable ruling from the SAT’s central legal department in Michoacan on another tax matter (see footnote 11 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2013 Assessment. We believe this recent ruling significantly undermines the 2013 Assessment.

On June 25, 2021, we became aware that the Administrative Appeal had been resolved by the SAT against CDM on March 12, 2021, and that we had allegedly failed to timely respond to and challenge the SAT’s notification of such resolution, therefore rendering the 2013 Assessment as definitive. Based on legal counsel from our tax advisory firm, we and our tax advisory firm have concluded that the March notification was not legally communicated. In addition, the SAT has placed liens on the fixed assets of CDM, with a net book value of approximately $26 million USD, and on bank accounts of CDM totaling approximately $1 million USD in order to guaranty the 2013 Assessment. For reasons explained below, we do not believe that these liens pose a risk to the ongoing business operations of CDM.

We strongly disagree with above actions taken and conclusions reached by the SAT, and have since taken the following measures in vigorous defense of our position:

●	Retained a global law firm with offices throughout Mexico to provide legal representation before the SAT, as well as retained the legal division of an internationally recognized tax advisor, to provide legal representation before the Federal Tax Court.
●	On August 17, we filed a writ with the SAT requesting a substitution of a financial bond for the above-mentioned liens.
●	On August 18, we filed an Administrative Reconsideration (the Reconsideration) before the Central Legal Department of the SAT located in Mexico City, asserting that the resolution in March of the Administrative Appeal was wrongly concluded, in particular with respect to the following matters:
o	Failure to recognize CDM as a “maquiladora”
o	Considering the Company to have a permanent establishment in Mexico,
o	Including fruit purchase deposits transferred by the Company to CDM as taxable,
o	Application of 16% IVA tax to fruit purchase deposits
o	Imposing double-taxation on the fruit purchase transactions
●	On August 27, we filed a formal complaint, or queja, (the Complaint) before the PRODECON to request their assistance with having the SAT act upon the Reconsideration. It should be noted that although the SAT is not obligated to act upon the Reconsideration, we believe that the PRODECON Complaint makes it likely that the SAT will respond to the Administrative Reconsideration and be open to settlement discussions.
●	On August 20, we filed an Annulment Suit (the Suit) with the Federal Tax Court, which among other things, strongly contends that the notifications made by the SAT to CDM and its designated advisors of the resolution of the Administrative Appeal in March were not legally communicated. In addition, the Suit asserts the same matters central to the Reconsideration, as described above, as wrongly concluded in the resolution of the Administrative Appeal.

We believe that the Suit will be accepted by the Tax Court, which will render the 2013 Assessment as non-definitive, and which will allow CDM to petition the Tax Court for a halt to any collection procedures by the SAT and a substitution of a bond for any liens placed on CDM assets.

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Suit in the Tax Court, we also believe it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT agree to reach a settlement. In accordance with our cumulative probability analysis, based on factors such as recent settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we have recorded a provision of $11 million USD in the accompanying financial statements as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We incurred $0.1 million USD of related professional fees, which have been recorded in Expenses related to Mexican Tax matters.

FreshRealm Separation

On February 3, 2021, Calavo and FreshRealm entered into a Limited Liability Company Member Separation and Release Agreement (the “Separation Agreement”) described below.

Calavo was previously a limited liability company member in FreshRealm and was a party to that certain FreshRealm, LLC Seventh Amended and Restated Limited Liability Company Agreement, dated as of February 27, 2019, by and among FreshRealm and its members. Calavo and FreshRealm were also parties to that certain Sixth Amended and Restated Senior Promissory Note, effective August 10, 2018, as amended (the “Prior Note”), pursuant to which Calavo loaned to FreshRealm principal plus accrued interest in the total sum of $34.5 million. We recorded a reserve of $34.5 million on this balance in the third quarter of fiscal 2020.

Pursuant to the Separation Agreement, among other terms: (i) Calavo terminated its limited liability company interest and equity ownership in FreshRealm; (ii) Calavo and FreshRealm simultaneously entered into an Amended and Restated Senior Secured Loan Agreement and Promissory Note (the “Amended Note”), which amended and restated the Prior Note; (iii) FreshRealm issued an additional Secured Promissory Note to Calavo in the amount of approximately $5 million that is subordinated to the Amended Note (the “Second Note”, together with the Amended Note, the “Notes”); (iv) in the event FreshRealm paid Calavo the sum of $6 million (the “Loan Payoff Amount”) by March 31, 2022 (the “Loan Payoff Period”), the Notes shall be deemed paid in full; (v) the parties agreed to a mutual release of any claims; and (vi) the parties agreed to indemnify each other from any subsequent third party claims.

In July 2021, FreshRealm paid Calavo the Loan Payoff Amount of $6.0 million, and we recorded the receipt as a recovery of the reserve for collectability of the FreshRealm note receivable on the statement of operations. Therefore, the Notes mentioned above, have been deemed paid in full. If FreshRealm undergoes a sale of its business either through a merger or a majority sale of its assets or equity interests before February 3, 2022, FreshRealm must pay Calavo twenty percent (20%) of the purchase price proceeds from such sale of FreshRealm.

If FreshRealm (i) undergoes a “Success Event” in the future, including: a merger, a majority sale of FreshRealm’s assets or equity ownership interests, a private placement, or an initial public offering where FreshRealm as a company is valued at $100 million or more, FreshRealm must pay to the Company additional compensation in accordance with the following:

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

No Amounts have been recorded on the balance sheet as of July 31, 2021, with respect to a sale or success event.

Non-GAAP Financial Measures

The below tables include non-GAAP measures EBITDA, adjusted EBITDA, adjusted net income and adjusted diluted EPS, which are not prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.”

EBITDA is defined as net income (loss) attributable to Calavo Growers, Inc. excluding (1) interest income and expense, (2) income taxes (benefit) provision, (3) depreciation and amortization and (4) stock-based compensation expense. Adjusted EBITDA is EBITDA with further adjustments for (1) non-cash net losses (income) recognized from unconsolidated entities, (2) goodwill impairment, (3) write-off of long-lived assets, (4) acquisition-related costs, (5) restructuring-related costs, including certain severance costs, (6) certain litigation and other related costs, and (7) one-time items. Adjusted EBITDA is a primary metric by which management evaluates the operating performance of the business, on which certain operating expenditures and internal budgets are based and by which, in addition to other factors, the Company’s senior management is compensated. The adjustments to calculate EBITDA and adjusted EBITDA are items recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded.

Adjusted net income is defined as net income (loss) attributable to Calavo Growers, Inc. excluding (1) non-cash net losses (income) recognized from unconsolidated entities, (2) goodwill impairment, (3) write-off of long-lived assets, (4) acquisition-related costs, (5) restructuring and restructuring-related costs, including certain severance costs, (6) certain litigation and other related costs, and (7) one-time items. Adjusted net income and the related measure of adjusted diluted EPS exclude certain items that are recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. We believe adjusted net income affords investors a different view of the overall financial performance of the Company than adjusted EBITDA and the GAAP measure of net income (loss) attributable to Calavo Growers, Inc.

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

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
Net income (loss) attributable to Calavo Growers, Inc.	$(12,981)	$(15,636)	$1,137	$(19,852)
Non-GAAP adjustments:
Non-cash losses recognized from unconsolidated entities (a)	469	1,170	1,755	6,375
Loss (Recovery) from FreshRealm (b)	(6,000)	37,192	(6,130)	37,192
Certain management transition expenses (c)	—	—	685	1,119
Acquisition costs (d)	—	—	262	510
Net (gain) loss on Limoneira shares (e)	252	(218)	(6,843)	9,125
RFG rent expense add back (f)	108	—	324	—
Professional expenses related to FreshRealm	—	—	141	—
Consulting expenses related to restructuring (g)	125	—	125	—
Mexican tax matters (h)	13,815	—	13,815	—
Tax impact of adjustments (i)	1,168	(9,596)	2,332	(13,762)
Adjusted net income (loss) attributed to Calavo Growers, Inc.	$(3,044)	$12,912	$7,603	$20,707

Calavo Growers, Inc.’s net income (loss) per share:
Diluted EPS (GAAP)	$(0.74)	$(0.89)	$0.06	$(1.13)
Adjusted Diluted EPS	$(0.17)	$0.73	$0.43	$1.18

Number of shares used in per share computation:
Diluted	17,630	17,586	17,669	17,558

(a)	For the three and nine months ended July 31, 2021, we realized losses from Agricola Don Memo totaling $0.5 million and $1.8 million. For the three and nine months ended July 31, 2020, we realized income from Agricola Don Memo totaling $0.6 million and $0.9 million. For the three and nine months ended July 31, 2020, we recorded $1.8 million $7.2 million of non-cash losses from FreshRealm.
(b)	In July 2021, as part of the FreshRealm Separation Agreement (See Note 12), FreshRealm paid Calavo the Loan Payoff Amount of $6.0 million, and we recorded the receipt on the statement of operations as a recovery of the reserve for collectability of the FreshRealm note receivable. During the third quarter of fiscal 2020, we recorded an impairment of 100% of our equity investment of $2.8 million, and we recorded a reserve for collectability of 100% of our note receivable of $34.2 million (which included accrued interest of $4.1 million), and $0.2 million in trade accounts receivable as of July 31, 2020, which resulted in a loss of $37.2 million.
(c)	The nine months ended July 31, 2021 includes higher stock-based compensation for the early vesting of restricted stock for the retirement of our former Chief Executive Officer and Board member. The nine months ended July 31, 2020 includes higher stock-based compensation expense related to senior management transitions, which does not impact the underlying cost structure of the company.
(d)	In the first quarter of 2021, we incurred professional service costs related to a considered but non-consummated acquisition. In the first quarter of 2020, we incurred transaction expenses related to the acquisition of SFFI Company, Inc. doing business as Simply Fresh Fruit.
(e)	For the three and nine months ended July 31, 2021, we recorded $0.3 million in unrealized gains and $6.8 million in unrealized losses related to these mark-to-market adjustments. For the three and nine months ended July 31, 2020, we recorded $0.2 million in unrealized gains and $9.1 million in unrealized losses related to these mark-to-market adjustments.
(f)	For the three and nine months ended July 31, 2021, we incurred $0.1 million and $0.3 million related to rent paid for RFG corporate office space that we have vacated and plan to sublease.

(g)	For the three and nine months ended July 31, 2021, we recorded $0.1 million of consulting expenses related to an enterprise-wide strategic business operations study conducted by a third-party management consulting organization for the purpose of restructuring to improve the profitability of the organization and efficiency of its operations.
(h)	In June 2021, we paid $2.4 million in full settlement of the 2011 Assessment. Of this amount, $1.5 million has been recorded as a discrete item in Income Tax Provision and $0.9 million is related to Value Added Tax expense and recorded as Expenses related to the Mexican tax matters. An additional $0.3 million of related professional fees have also been recorded as expenses related to the Mexican tax matters. See Note 7 to the consolidated financial statements included in this Quarterly Report for more information.

In July 2021, based on our evaluation of the most probable outcomes of the 2013 Assessment, we have recorded an accrual of $11 million in the accompanying financial statements as a discrete item in Income Tax Provision. An additional $0.1 million of related professional fees have also been recorded as Expenses related to the Mexican tax matters. See Note 7 to the consolidated condensed financial statements included in this Quarterly Report for further information.

(i)	Tax impact of non-GAAP adjustments are based on effective year-to-date tax rates.

Reconciliation of EBITDA and Adjusted EBITDA (Non-GAAP, Unaudited)

The following table presents EBITDA and adjusted EBITDA, each a non-GAAP measure, and reconciles them to net income (loss) attributable to Calavo Growers, Inc., which is the most directly comparable GAAP measure. See “Non-GAAP Financial Measures” above (in thousands, except per share amounts).

	Three months ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020
Net income (loss) attributable to Calavo Growers, Inc.	$(12,981)	$(15,636)	$1,137	$(19,852)
Interest Income	31	(299)	(58)	(1,933)
Interest Expense	208	203	573	732
Provision (benefit) for Income Taxes (h)	12,358	(4,682)	17,073	(6,540)
Depreciation & Amortization	4,554	4,204	12,925	11,850
Stock-Based Compensation	554	852	2,818	3,569
EBITDA	$4,724	$(15,358)	$34,468	$(12,174)

Adjustments:
Non-cash losses recognized from unconsolidated entities (a)	469	1,170	1,755	6,375
Net (gain) loss on Limoneira shares (e)	252	(218)	(6,843)	9,125
Loss (Recovery) from FreshRealm (b)	(6,000)	37,192	(6,130)	37,192
Professional expenses related to FreshRealm	—	—	141	—
RFG rent expense add back (f)	108	—	324	—
Acquisition costs (d)	—	—	262	510
Consulting expenses related to restructuring (g)	125	—	125	—
Expenses related to Mexican tax matters (h)	1,342	—	1,342	—
Adjusted EBITDA	$1,020	$22,786	$25,444	$41,028
Adjusted EBITDA per dilutive share	$0.06	$1.30	$1.44	$2.34

See prior page for footnote references

Net Sales

The following table summarizes our net sales by business segment for each of the three and nine months ended July 31, 2021 and 2020:

	Three months ended July 31,			Nine months ended July 31,
	2021	Change	2020	2021	Change	2020

Gross sales:
Fresh products	$161,580	(0)%	$162,139	$438,725	(6)%	$466,197
RFG	103,786	14%	90,923	290,380	(5)%	305,386
Calavo Foods	21,313	12%	18,967	58,508	2%	57,304
Less intercompany eliminations	(1,671)	4%	(1,604)	(5,206)	32%	(3,946)
Total net sales	$285,008	5%	$270,425	$782,407	(5)%	$824,941

As a percentage of sales:
Fresh products	56.4%		59.6%	55.7%		56.2%
RFG	36.2%		33.4%	36.9%		36.8%
Calavo Foods	7.4%		7.0%	7.4%		6.9%
	100.0%		100.0%	100.0%		100.0%

Summary

Net sales for the three months ended July 31, 2021, compared to the corresponding period in fiscal 2020, increased by $14.6 million, or approximately 5%. The increase was due to an increase in the RFG and Calavo Foods segments, partially offset by a decline in the Fresh products segment. Net sales for the nine months ended July 31, 2021, compared to the corresponding period in fiscal 2020, decreased by $42.4 million, or approximately 5%. This decrease was due to declines across the Fresh products and RFG segments.

For the three months ended July 31, 2021, the decrease in Fresh product sales was due to a decline in sales of tomatoes. For the nine months ended July 31, 2021, the decrease in Fresh product sales was due to declines in sales of avocados and tomatoes. For the three months ended July 31, 2021, the increase in RFG sales was due primarily to increased sales from fresh-cut fruit & vegetables and prepared foods products. For the nine months ended July 31, 2021, the decrease in RFG sales was due primarily to decreased sales from fresh-cut fruit & vegetables and prepared foods products. For the three and nine months ended July 31, 2021, the increase in Calavo Foods was due primarily to a decrease in the sales of prepared avocado products. See discussion below for further details.

All three segments of our business are subject to seasonal trends which can impact the volume and/or quality of raw materials sourced in any particular quarter. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Three Months Ended July 31, 2021 vs. Three Months Ended July 31, 2020

Net sales for the Fresh products business decreased by approximately $0.6 million, or less than 1%, for the third quarter of fiscal 2021 compared to the corresponding period in fiscal 2020. This decrease in Fresh product sales during the third quarter of fiscal 2021 was primarily related to decreased sales prices of tomatoes due to higher supply of tomatoes in the marketplace. Partially offsetting this decrease, was an increase in avocado sales.

Sales of tomatoes decreased $2.5 million, or 18%, for the third quarter of 2021, when compared to the prior year period. This decrease in tomato sales was primarily due to a 21% decrease in the average sales price per carton compared to the prior year period.

Sales of avocados increased $1.9 million, or 1%, for the third quarter of 2021 compared to the prior year period. The average avocado sales price per carton increased 10% compared to the prior year period. This increase in the sales price per carton was mainly due to a decrease of supply of avocados in the marketplace. The volume of avocados sold in the third quarter of 2021 decreased 8% compared to the prior year period.

Nine Months Ended July 31, 2021 vs. Nine Months Ended July 31, 2020

Net sales for the Fresh products business decreased by approximately $27.5 million, or 6%, for the nine months ended July 31, 2021, compared to the corresponding period in fiscal 2020. This decrease was primarily related to decreased sales prices of avocados due to higher supply of avocados in the marketplace. In addition, tomato sales decreased due to a decline of tomato sales prices.

Sales of avocados decreased $15.9 million, or 4%, for the nine months ended July 31, 2021, compared to the prior year period. The average avocado sales price per carton decreased 5% compared to the prior year period. This decrease in the sales price per carton was mainly due to an increase of supply of avocados in the marketplace. The volume of avocados sold in the nine months ended July 31, 2021 increased 1% compared to the prior year period.

Sales of tomatoes decreased $12.2 million, or 26%, for the nine months ended July 31, 2021, compared to the prior year period. This decrease in tomato sales was primarily due to a 24% decrease in the average sales price per carton compared to the prior year period, in addition to a decrease of 3% of the number of tomato cartons sold due to a delay in the start of the growing season.

RFG

Three Months Ended July 31, 2021 vs. Three Months Ended July 31, 2020

Net sales for RFG for the quarter ended July 31, 2021, compared to the corresponding period in fiscal 2020, increased $12.9 million, or 14%. The increase was primarily due to additional sales in regions where RFG has added manufacturing capacity.

Nine Months Ended July 31, 2021 vs. Nine Months Ended July 31, 2020

Net sales for RFG for the nine months end July 31, 2021, compared to the corresponding period in fiscal 2020, decreased $15.0 million, or 5%. The decrease was primarily due to lower sales out of the Midwest, relating to the closure of RFG’s co-packing partner in that region, which occurred in April 2020. This was partially offset by additional sales in regions where RFG has added manufacturing capacity. Additionally, changing consumer demand and buying patterns related to COVID-19 adversely impacted RFG’s sales during the nine months ended July 31, 2021.

Calavo Foods

Three Months Ended July 31, 2021 vs. Three Months Ended July 31, 2020

Net sales for Calavo Foods for the quarter ended July 31, 2021, compared to the corresponding period in fiscal 2020, increased $2.3 million, or 12%. Sales of prepared avocado products increased by approximately $2.4 million, or 13%, primarily related to an increase in the total volume of pounds sold.

Nine Months Ended July 31, 2021 vs. Nine Months Ended July 31, 2020

Net sales for Calavo Foods for the nine months ended July 31, 2021, compared to the corresponding period in fiscal 2020, increased $1.2 million, or 2%. Sales of prepared avocado products increased by approximately $1.2 million, or 2%, primarily related to an increase in the sales price per pound, partially offset by a decrease in pounds sold. Sales of prepared avocado products were impacted primarily by a decline in demand from foodservice customers related to COVID-19 during the year.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three and nine months ended July 31, 2021 and 2020:

	Three months ended July 31,			Nine months ended July 31,
	2021	Change	2020	2021	Change	2020

Gross Profit:
Fresh products	$12,202	(31)%	$17,734	$40,355	4%	$38,721
RFG	(5,589)	(169)%	8,055	(3,324)	(124)%	13,666
Calavo Foods	1,254	(75)%	5,046	11,275	(31)%	16,331
Total gross profit	$7,867	(74)%	$30,835	$48,306	(30)%	$68,718

Gross profit percentages:
Fresh products	7.6%		10.9%	9.2%		8.3%
RFG	(5.4)%		8.9%	(1.1)%		4.5%
Calavo Foods	5.9%		26.6%	19.3%		28.5%
Consolidated	2.8%		11.4%	6.2%		8.3%

Summary

Our cost of goods sold consists predominantly of ingredient costs (fruit, vegetables and other food products), packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold.

Gross profit decreased by approximately $23.0 million, or 74%, for the third quarter of fiscal 2021 compared to the corresponding period in fiscal 2020. The decrease was primarily attributable to gross profit declines across all segments. Gross profit decreased by approximately $20.4 million, or 30%, for the nine months ended July 31, 2021, compared to the corresponding period in fiscal 2020. The decrease was primarily attributable to gross profit declines in the Calavo Foods and RFG segments, partially offset by a gross margin improvement in the Fresh products segment.

Fresh products

The decrease in our Fresh products segment gross profit percentage for the quarter ended July 31, 2021, was the result of decreased gross profit for avocados. For the third quarter of fiscal 2021, the gross profit percentage for avocados was 7.5% compared to 11.0% for the third quarter of 2020. In fiscal 2021, we were unable to increase prices sufficiently to match increases in fruit costs. In addition, we experienced increased labor and freight costs, and less desirable fruit that negatively impacted gross margin for the Fresh products segment.

Gross profit for the quarter was also affected by the strengthening of the U.S. dollar in relation to the Mexican peso during the quarter, resulting in a $0.6 million net gain related the remeasurement of peso-dominated net assets at our Mexican subsidiaries. During the same period last year, we had a remeasurement gain of $1.4 million.

The increase in our Fresh products segment gross profit percentage for the nine months ended July 31, 2021 was the result of increased gross profit for avocados. For the nine months ended July 31, 2021, the gross profit percentage for avocados was 9.1% compared to 8.2% for the prior year period. Gross profit benefited for the nine-month period by the strengthening of the U.S. dollar in relation to the Mexican peso during the nine months ended July 31, 2021, which resulted in a $1.1 million net gain related the remeasurement of peso-dominated net assets at our Mexican subsidiaries. During the same period last year, we had a remeasurement loss of $1.9 million.

Note that any additional significant fluctuations in the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profits for our Fresh products segment.

RFG

RFG’s gross profit (loss) percentage for the quarter ended July 31, 2021 was (5.4)%, compared to 8.9% for the prior year period. RFG’s gross profit (loss) percentage for the nine months ended July 31, 2021 was (1.1)%, compared to 4.5% for the prior year period. The declines in gross profit for the quarter and nine months ended July 31, 2021, were due to increased commodity costs, lack of availability of key commodities, lower supply and higher turnover of labor that caused increase overtime costs and decreased efficiencies, and extraordinary weather events. In addition, RFG’s gross profit (loss) was negatively impacted by the decreased sales that resulted from the closure of our Midwest co-packing partner.

Lastly, in July 2021, we reserved $2.3 million as allowance for disputed accounts receivable from certain significant customers from the RFG segment that we deemed were uncollectible.

We continue to experience operational challenges to our production facilities and logistics networks, shortage of labor and impacts from increases in prices of petroleum-based products, packaging materials and commodities, all of which are increasing costs companywide with the effects especially pronounced at RFG.

Beginning in the third quarter of fiscal 2021, in response to the inflationary costs described above, we began to notify our customers of our plans to institute price increases for our RFG and Foods products. Management believes the price increases will largely be accepted by our customers without significant loss of sales, will reverse the margin compression experienced by RFG and Foods segments during the pandemic, and will enable us to continue to invest in initiatives that drive growth. However, we cannot assure you that such price increases will not cause a loss of sales, will improve margins in our RFG and Foods segments or that we will be able to undertake future initiatives to drive growth.

Management has considered the impact of current operating results as well as expected future results and has concluded that there were no impairment indicators as of July 31, 2021. This is consistent with the Company’s previous assessments which had reflected a significant cushion between the Company’s fair value determinations and the recorded carrying values of the respective intangible assets. Management will continue to evaluate the impact of operating results on these considerations in future quarters.

Calavo Foods

Calavo Foods’ gross profit percentage for the third quarter of fiscal 2021 was 5.9%, compared to 26.6% for the prior year period. Calavo Foods’ gross profit percentage for the nine months ended July 31, 2021 was 19.3%, compared to 28.5% for the prior year period. The decreases in Calavo Foods gross profit percentage were due primarily to higher per pound fruit costs and manufacturing costs. The increase in manufacturing costs for the nine months ended July 31, 2021, compared to the prior year period is mainly due to a decrease in the pounds produced. Any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profit for our Calavo Foods segment.

Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
	2021	Change	2020	2021	Change	2020

	(Dollars in thousands)			(Dollars in thousands)
Selling, general and administrative	$12,387	(8)%	$13,424	$40,374	(9)%	$44,226
Percentage of net sales	4.3%		5.0%	5.2%		5.4%

Selling, general and administrative expenses of $12.4 million for the three months ended July 31, 2021 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses decreased by $1.0 million, or 8%, for the three months ended July 31, 2021 compared to the prior year period. This decrease was primarily due to a decrease in salaries and benefit expense due to the eliminations of staff positions ($0.3 million), stock-based compensation decreased due to less amortization related to MIP stock awards from prior year ($0.3 million) and a decrease in insurance expense ($0.3 million).

Selling, general and administrative expenses decreased by $3.9 million, or 9%, for the nine months ended July 31, 2021 compared to the prior year period. This decrease was primarily due to a decrease in salaries and benefit expense due to the eliminations of staff positions ($2.3 million), prior year stock grants for certain management transition expenses ($1.1 million) and a decrease in broker commission ($0.7 million). Partially offsetting these decreases was the vesting of restricted stock for the retirement of our former Chairman ($0.7 million).

Loss from unconsolidated entities

	Three months ended July 31,			Nine months ended July 31,
	2021	Change	2020	2021	Change	2020

	(Dollars in thousands)			(Dollars in thousands)
Loss from unconsolidated entities	$(469)	(60)%	$(1,170)	$(1,755)	(72)%	$(6,375)

Losses from unconsolidated entities includes our participation in earnings or losses from our investments in FreshRealm and Don Memo. For the three and nine months ended July 31, 2021, we realized losses from Agricola Don Memo totaling $0.5 million and $1.8 million. For the three and nine months ended July 31, 2020, we realized income from Agricola Don Memo totaling $0.6 million and $0.9 million. For the three and nine months ended July 31, 2020, we realized losses from FreshRealm totaling $1.8 million and $7.2 million.

Income Taxes (Provision) Benefit

	Three months ended July 31,			Nine months ended July 31,
	2021	Change	2020	2021	Change	2020

Income tax benefit (provision)	$(12,358)	(364)%	$4,682	$(17,073)	(361)%	$6,540
Effective tax rate	(2,218.7)%		23.1%	93.9%		24.7%

Our tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter.

In June 2021, we paid $2.4 million related to the settlement of the 2011 Assessment (See Note 7 to the consolidated condensed financial statements included in this Quarterly Report for further information). Of this amount, $1.5 million was included in Income tax provision and $0.9 million which was related to value added taxes was included in expenses related to Mexican tax matters in the accompanying statement of operations.

In July 2021, based on our evaluation of the most probable outcomes of the 2013 Assessment, we have recorded an accrual of $11 million in the accompanying financials, which has been recorded as a discrete item in tax provision expense An additional $0.1 million of related professional fees have also been recorded as expenses related to the Mexican tax matters. See Note 7 to the consolidated condensed financial statements included in this Quarterly Report for further information.

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

Liquidity and Capital Resources

Cash provided by operating activities was $12.4 million for the nine months ended July 31, 2021, compared to cash used by operating activities of $20.4 million for the corresponding period in fiscal 2020. Cash used by operating activities for the nine months ended July 31, 2021 reflect primarily our net income of $1.1 million, plus add-backs for non-cash activities (depreciation and amortization, stock-based compensation expense, provision for losses on accounts receivable, losses from unconsolidated entities, net gains or losses on Limoneira shares, deferred taxes, loss on disposal of property, plant and equipment, loss on the reserve for FreshRealm, SFFI, and gain on the sale of the Temecula packinghouse) of $4.3 million and a net increase in the components of our working capital of approximately $7.0 million.

Increases in operating cash flows caused by working capital changes include an increase in payable to growers of $18.7 million, a net increase in accounts payable, accrued expenses and other liabilities of $14.5 million, a decrease in income taxes receivable of $4.0 million, and a decrease in prepaid expenses and other current assets of $1.4 million, partially offset by, an increase in accounts receivable of $16.1 million, an increase in other assets of $6.1 million, an increase in inventory of $5.7 million, and an increase in advances to suppliers of $3.6 million.

The increase in payable to growers is mostly due to increased volumes and sales prices for California and Mexican avocados in the month of July 2021 compared to October 2020. The increase in accounts payable, accrued expenses and other liabilities is primarily related to an $11 million accrual related to the 2013 Mexican Tax Assessment (See Note 7) and to an increase in payables related to an increase in the volume of California and Mexican avocados. The decrease in income taxes receivable is due to the timing of estimated payments made during the nine months ended July 31, 2021. The increase in our accounts receivable, as of July 31, 2021, when compared to October 31, 2020, is primarily due an increase in sales in July 2021 compared to October 2020. The increase in other assets is primarily related to the increase in IVA receivable in fiscal 2021. The increase in our inventory, as of July 31, 2021 when compared to October 31, 2020, is primarily due to higher inventory of California and Mexican Avocados. The increase in advances to suppliers is mainly due to advances to our tomato growers in the first nine months of fiscal 2021.

Cash used in investing activities was $8.5 million for the nine months ended July 31, 2021, which primarily related to the purchases of property, plant and equipment of $9.6 million, a $3.5 million bridge loan to Agricola Belher and infrastructure advances to Don Memo for $1.3 million, partially offset by, $6.0 million received from FreshRealm related to the separation agreement.

Cash used in financing activities was $6.6 million for the nine months ended July 31, 2021, which related principally to the payment of a $20.3 million dividend, payments on long-term obligations of $1.2 million and the payment of minimum withholding taxes on net share settlement of equity awards of $0.7 million, partially offset by, net proceeds on our credit facilities totaling $15.5 million

Our principal sources of liquidity are our existing cash balances, cash generated from operations, amounts available for borrowing under our existing Credit Facility, and our investment in Limoneira shares. Restricted cash, cash and cash equivalents as of July 31, 2021 and October 31, 2020 totaled $1.3 million and $4.1 million. Our working capital at July 31, 2021 was $57.6 million, compared to $29.6 million at October 31, 2020.

We believe that cash flows from operations, the available Credit Facility, and other sources will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for at least the next twelve months. We will continue to pursue grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel growth in each of our business segments. We have a revolving credit facility with Bank of America as administrative agent and Farm Credit West as joint lead arranger. Under the terms of this agreement, we may draw on funds for both working capital and long-term productive asset purchases. Total credit available under this agreement is $100 million and it expires in January 2026. See Note 13 to the consolidated condensed financial statements included in this Quarterly Report for more information. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our Credit Facility, the weighted-average interest rate was 2.9% and 1.9% at July 31, 2021 and October 31, 2020. Under the Credit Facility, we had $36.0 million and $20.6 million outstanding as July 31, 2021 and October 31, 2020. As of July 31, 2021, we have $64 million of our line of credit available.

The Credit Facility agreement contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.15 to 1.00. We were in compliance with all such covenants at July 31, 2021 and at the date of this Quarterly Report.

Contractual Obligations

There have been no material changes to our contractual commitments, other than the Mexican tax matters discussed in footnote 7, from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2020. For a summary of the contractual commitments at October 31, 2020, see Part II, Item 7, in our 2020 Annual Report on Form 10-K.

Impact of Recently Issued Accounting Pronouncements

See Note 1 to the consolidated condensed financial statements included in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our Credit Facility, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2021.

(All amounts in thousands)	Expected maturity date July 31,
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Assets
Restricted cash, cash and cash equivalents (1)	$1,338	$—	$—	$—	$—	$—	$1,338	$1,338
Accounts receivable (1)	79,979	—	—	—	—	—	79,979	79,979
Advances to suppliers (1)	8,703	—	—	—	—	—	8,703	8,703

Liabilities
Payable to growers (1)	$30,040	$—	$—	$—	$—	$—	$30,040	$30,040
Accounts payable (1)	10,424	—	—	—	—	—	10,424	10,424
Borrowings pursuant to credit facilities (1)	—	—	—	—	36,000	—	36,000	36,000
(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, and accounts payable approximate their fair value due to the short maturity of these financial instruments and the carrying amount of borrowings pursuant to credit facilities approximates fair market value due to the variable rate of interest.

We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Management does, however, evaluate this opportunity from time to time. Total foreign currency remeasurement gains for the three months ended July 31, 2021 and 2020, net of losses, was $0.6 million and $1.4 million. Total foreign currency remeasurement gains for the nine months ended July 31, 2021, net of losses, was $1.1 million. Total foreign currency remeasurement losses for the nine months ended July 31, 2020, net of gains, was $1.9 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in litigation arising in the ordinary course of our business. We have provided information about certain legal proceedings in which we are involved in Note 7 to the consolidated condensed financial statements included in this Quarterly Report for further information.

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

The recovery from the COVID-19 pandemic and the current economic climate is increasing labor costs, commodity costs and logistical costs which has adversely affected our business operations and results of operations and may continue to do so in the future. Our efforts to raise prices may not be successful at offsetting these cost increases and may have other adverse effects.

We have experienced operational challenges to our production facilities and logistics networks, shortage of labor and impacts from increases in prices of petroleum-based products, packaging materials and commodities, all of which are increasing costs companywide with the effects especially pronounced at RFG. These factors and others caused a significant decline in gross margin for our RFG segment and on a companywide basis for the three months ended July 31, 2021 compared to the prior year period.

Beginning in the third quarter of fiscal 2021, in response to these inflationary costs, we began to notify our customers of our plans to institute price increases for our RFG and Foods products. We cannot assure you that these price increases will be accepted by our customers without significant loss of sales or will reverse the margin compression experienced by RFG and Foods segments during the pandemic. If compressed gross profits continue or if we experience a loss of sales due to price increases in our RFG and Foods segments, we may not be able to undertake future initiatives to drive growth.

A continued shortage of qualified labor could negatively affect our business and materially reduce earnings.

We have experienced shortages of qualified labor across our operations. Participants in our supply chain have also experienced shortages of qualified labor. The future success of our operations, including the achievement of our strategic objectives, depends on our ability, and the ability of third parties on which we rely to supply and to deliver our products, to identify, recruit, develop and retain qualified and talented individuals. As a result, any shortage of qualified labor could significantly adversely affect our business. Employee recruitment, development and retention efforts that we or such third parties undertake may not be successful, which could result in a shortage of qualified individuals in future periods. Any such shortage could decrease our ability to effectively produce and deliver product and to achieve our strategic objectives. Such a shortage would also likely lead to higher wages for employees (or higher costs to purchase the services of such third parties) and a corresponding reduction in our results of operations. In the current operating environment, we are experiencing a shortage of qualified labor in certain geographies, particularly with plant production workers, resulting in increased costs from certain temporary wage actions, such as hiring and referral and retention bonus program. A continuation of such shortages for a prolonged period of time could have a material adverse effect on our results of operations.

Management and key personnel changes may disrupt our operations, and we may have difficulty attracting and retaining qualified replacements.

We have experienced changes in management and other key personnel in critical functions across our organization, including our chief executive officer and our chief financial officer. Both of these offices will be held on an interim basis until we are able recruit qualified replacements.  Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our operations, programs, growth, financial condition and results of operations. Further, new members of management may have different perspectives on programs and opportunities for our business, which may cause us to focus on new business opportunities or reduce or change emphasis on our existing business programs.

Our success is dependent upon our ability to attract and retain qualified management and key personnel in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract them, particularly at the executive level. We may face difficulty in attracting, retaining and compensating key talent for a number of reasons, including competitive market conditions and the need to align the vision of a new executive team with our Board’s vision for our company. We cannot assure you that we will be able to hire or retain the personnel necessary to achieve our strategic vision, that personnel we do recruit will be successful or that the loss of any such personnel will not have a material impact on our financial condition and results of operations.

Our dispute with Mexican tax authorities related to the 2013 Tax Assessment may have a material adverse effect on our results of operations and financial position. This dispute has resulted in liens placed on the fixed assets and bank accounts of Calavo de Mexico.

In July 2018, a local office of the Servicio de Administracion Tributaria in Mexico (the “SAT”) issued a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approx. $128.8 million USD at July 31, 2021) related to a fiscal 2013 tax audit. This amount has been adjusted for inflation as of July 31, 2021 to the amount of $3 billion Mexican pesos (approx. $150 million USD). Additionally, the tax authorities have determined that we owe our employees profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $5.8 million USD at July 31, 2021). In August 2018, we filed an administrative appeal (the “Administrative Appeal”) on the 2013 Assessment, appealing our case to the SAT’s Legal Administration in Michoacan.

On June 25, 2021, we became aware that the Administrative Appeal had been resolved against Calavo de Mexico (“CDM”) on March 12, 2021, and that CDM had allegedly failed to timely respond to and challenge the SAT’s notification of such resolution, therefore rendering the 2013 Assessment as definitive. In addition, the SAT has placed liens on the fixed assets of CDM, with a net book value of approximately $26 million USD, and on bank accounts of CDM totaling approximately $1 million USD in order to guaranty the 2013 Assessment.

While we have taken measures to vigorously defend our position that the 2013 Assessment is without merit, including filing a writ with the SAT requesting a substitution of a financial bond for the above-mentioned liens, filing an Administrative Reconsideration (the “Reconsideration”) before the Central Legal Department of the SAT located in Mexico City, filing a formal complaint, or queja, (the “Complaint”) before the PRODECON (Mexican Tax Ombudsman) to request their assistance with having the SAT act upon the Reconsideration and filing an Annulment Suit (the “Suit”) with the Federal Tax Court, which among other things, contends that the notifications made by the SAT to CDM and its designated advisors of the resolution of the Administrative Appeal in March 2021 was not legally communicated and asserts same matters central to the Reconsideration as wrongly concluded in the resolution of the Administrative Appeal, we cannot assure you that any of these measures will be successful or that we will be able to settle the 2013 Assessment on terms acceptable to us or at all. Such outcomes could have a material adverse effect on our results of operations and financial condition and could result in an event of default under our credit facility and the acceleration of indebtedness under such facility. Further, we cannot assure you that the provision for this matter in our financial statements will be adequate to fund any settlement we may ultimately enter into or any amount of taxes that the SAT is ultimately able to recover.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2020, Calavo withheld 12,448 shares from certain officers for the payments of minimum withholding of taxes on the net share settlement of equity awards. In February 2021, Calavo withheld 1,664 shares from our chief executive officer for the payment of minimum withholding of taxes on the net share settlement of equity awards. In May 2021, Calavo withheld 603 shares from our former chief financial officer for the payment of minimum withholding of taxes on the net share settlement of equity awards.

ITEM 6. EXHIBITS

10.1	Separation Agreement dated June 16th, 2021 by and between Calavo Growers, Inc. and Kevin Manion (1)

10.2	Independent Contractor Agreement dated June 17th, 2021 by and between Calavo Growers, Inc. and Kevin Manion (1)
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. *

101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of July 31, 2021 and October 31, 2020; (2) Consolidated Condensed Statements of Operations for the three and nine months ended July 31, 2021 and 2020; (3) Consolidated Condensed Statements of Cash Flows for the three and nine months ended July 31, 2021 and 2020; (4) Consolidated Statements of Shareholders’ Equity for the three and nine months ended July 31, 2021 and 2020; and (5) Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL).

(1)	Previously filed on June 16, 2021 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: September 8, 2021
	By	/s/ James Gibson
James Gibson
Chief Executive Officer
(Principal Executive Officer)

Date: September 8, 2021
	By	/s/ Farha Aslam
Farha Aslam
Chief Financial Officer
(Principal Financial Officer)