Form 10-K
period 2021-10-31
CALAVO GROWERS INC
filed 2021-12-21
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant's Common Stock held by non-affiliates on April 30, 2021 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $1.3 billion. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of November 30, 2021 was 17,677,965.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the 2021 Annual Meeting of Shareholders, which we intend to hold on April 27, 2022 are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2021.

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

On October 18, 2021, the Company announced the closure of RFG’s food processing operations at its Green Cove Springs (near Jacksonville), Florida facility, as part of its Project Uno profit improvement program. As of November 15, the Green Cove facility of RFG has ceased operations. The Company’s Fresh avocado operations at this facility will continue in operation and are not affected. RFG will continue to serve customers of this location from its other food processing locations, primarily in Georgia.

The closure resulted in a reduction of 140 employees, impairment of leasehold improvements, writedowns of inventory and other assets, and certain cash expenditures for the relocation of machinery and equipment and the closure of the leased facilities.

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

For fiscal 2021, we believe our capacity will be sufficient for our expected growth due to a combination of production-enhancing initiatives at our facility and the further development of our network of co-packers.

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

Customers

We sell to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesale customers. Our top ten customers accounted for approximately 58%, 56% and 59% of our consolidated net sales in fiscal years 2021, 2020 and 2019. Sales to our largest customer, Kroger (including its affiliates), represented approximately 16%, 18%, and 21% of net sales in each of fiscal years 2021, 2020, and 2019. Additionally, Wal-Mart (including its affiliates) represented approximately 11%, 12%, and 13% of net sales in fiscal years 2021, 2020, and 2019. No other single customer accounted for more than 10% of our net sales in any of the last three fiscal years.

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

Research and Development

Our research and development for new and improved products, which is generally driven by customer requests, changes in product specifications, customer and market research and/or innovative ideas generated by our own team of experts with food processing and culinary backgrounds.  We solicit customer and supplier input, review process and product trends and conduct sensory and shelf life testing, all to expand the category and drive new sales for our customers. Research and development costs are charged to expense when incurred. Total research and development costs for fiscal year 2021 and 2020 was approximately $0.3 million and $0.7 million. For fiscal year 2019 total research and development were less than $0.1 million.

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

Employees

As of October 31, 2021, we had 3,676 employees, of which 1,667 were located in the United States and 2,009 were located in Mexico. We do not have a significant number of United States employees covered by a collective bargaining agreement. Approximately 1,800 of Calavo's Mexican employees are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage.

The following is a summary of the number of "salaried" and "hourly" employees as of October 31, 2021.

Location	Salaried	Hourly	Total
United States	333	1,330	1,663
Mexico	216	1,793	2,009
TOTAL	549	3,123	3,672

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

The price of various commodities can affect our costs. Fuel and transportation cost is a significant component of the price of much of the produce that we purchase from growers, and there can be no assurance that we will be able to pass on to our customers any increased costs we incur in these respects.

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

Sales to Kroger and Walmart, our largest customers, amounted to approximately 16% and 11% of our total net sales in 2021. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect our results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers are reduced, this reduction may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.

Human Capital Risks

Management and key personnel changes may disrupt our operations, and we may have difficulty attracting and retaining qualified replacements.

We have experienced changes in management and other key personnel in critical functions across our organization, including our chief executive officer and our chief financial officer. Our Chief Executive Officer serves on an interim basis until we are able recruit a qualified replacement.  Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our operations, programs, growth, financial condition and results of operations. Further, new members of management may have different perspectives on programs and opportunities for our business, which may cause us to focus on new business opportunities or reduce or change emphasis on our existing business programs.

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

In July 2018, a local office of the Servicio de Administracion Tributaria in Mexico (the “SAT”) issued a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approx. $127.9 million USD at October 31, 2021) related to a fiscal 2013 tax audit. This amount has been adjusted for inflation as of October 31, 2021 to the amount of $3 billion Mexican pesos (approx. $147.6 million USD). Additionally, the tax authorities have determined that we owe our employees profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $5.8 million USD at October 31, 2021). In August 2018, we filed an administrative appeal (the “Administrative Appeal”) on the 2013 Assessment, appealing our case to the SAT’s Legal Administration in Michoacan.

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

While we have taken measures to vigorously defend our position that the 2013 Assessment is without merit, including filing a writ with the SAT requesting a substitution of a financial bond for the above-mentioned liens, filing an Administrative Reconsideration (the “Reconsideration”) before the Central Legal Department of the SAT located in Mexico City, filing a formal complaint, or queja, (the “Complaint”) before the PRODECON (Mexican Tax Ombudsman) to request their assistance with having the SAT act upon the Reconsideration and filing an Annulment Suit (the “Suit”) with the Federal Tax Court, which among other things, contends that the notifications made by the SAT to CDM and its designated advisors of the resolution of the Administrative Appeal in March 2021 was not legally communicated and asserts same matters central to the Reconsideration as wrongly concluded in the resolution of the Administrative Appeal, we cannot assure you that any of these measures will be successful or that we will be able to settle the 2013 Assessment on terms acceptable to us or at all. Such outcomes could have a material adverse effect on our results of operations and financial condition and could result in an event of default under our credit facility and the acceleration of indebtedness under such facility. Further, we cannot assure you that the provision for this matter in our financial statements will be adequate to fund any settlement we may ultimately enter into or any amount of taxes.

Our dispute with the Mexican tax authorities related to Mexican IVA taxes receivable may have a material adverse effect on our results of operations and financial position.

As of October 31, 2021, and October 31, 2020, CDM IVA receivables totaled $37.5 million (762.1 million Mexican pesos) and $30.2 million (640.7 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2021, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation. Additionally, they are questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or legal means. For further details on this matter, see Note 15 in the consolidated financial statements.

In light of the foregoing, the Company is currently considering its options for resolution of the IVA receivables.

We believe that our operations in Mexico are properly documented and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding IVA amounts. Therefore, we believe that it is probable that the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts. However, there is no assurance that we will collect the full amount reflected in our financial statements.

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

Primarily ripens, sorts, packs and ships fresh avocados and stores and ships prepared guacamole. This facility also processes fresh-cut fruits and vegetables, and prepared foods. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs. In November 2021, we have ceased operations in the RFG portion of this facility. See Note 18 in consolidated financial statements.

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

Our Calavo Foods processing facility produces our guacamole products. While we believe the capacity is reasonable given our current sales, we are considering various plans to enhance our production capacity. See Note 7 in consolidated financial statements

Owned	Uruapan	Michoacan

Primarily handles fresh avocados. The facility was built in 1985 and has been significantly and continually improved in capacity and efficiency since then. We believe that the annual capacity of this facility will be sufficient to process its forecasted annual production needs. See Note 7 in consolidated financial statements

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

Fiscal 2021	High	Low
First Quarter	$77.95	$62.02
Second Quarter	$85.40	$71.58
Third Quarter	$80.06	$55.65
Fourth Quarter	$57.76	$33.25

Fiscal 2020	High	Low
First Quarter	$94.37	$76.61
Second Quarter	$77.71	$51.07
Third Quarter	$64.70	$52.94
Fourth Quarter	$69.73	$57.04

As of November 30, 2021, there were 758 stockholders of record of our common stock.

Dividend Policy

Our dividend policy is to provide for an annual dividend payment, as determined by the Board of Directors. We generally pay an annual dividend in the first quarter of our fiscal year.

On October 29, 2021, we declared a dividend of $1.15 per share. On December 3, 2021, we paid the aggregate amount of $20.3 million to shareholders of record on November 12, 2021. On December 4, 2020, we paid a $1.15 per share dividend in the aggregate amount of $20.3 million to shareholders of record on November 13, 2020.

Shareholder Return Performance Graph

The following graph compares the performance of our common stock with the performance of the Nasdaq Market Index and a Peer Group of major diversified companies in our same industry for approximately the 60-month period beginning October 31, 2016 and ending October 31, 2021. In making this comparison, we have assumed an investment of $100 in Calavo Growers, Inc. common stock, the Nasdaq Market Index, the Peer Group Index as of October 31, 2015. We have also assumed the reinvestment of all dividends. Our Peer Group Index includes the companies of: Andersons, Inc., B&G Foods, Inc., Boston Beer Company, Inc., Fresh Del Monte Produce, Inc., Hain Celestial Group, Inc., Hostess Brands, Inc., J&J Snack Foods, Corp., John B Sanfilippo & Son, Inc., and Landec, Corp.

Item 6. Selected Financial Data

RESERVED

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

Our Fresh products business grades, sizes, packs, cools, and ripens (if desired) avocados for delivery to our customers. During fiscal 2021, we operated four packinghouses and four operating and distributing facilities (aka value-added depots or VADs) that handle avocados that are sold across the United States and to select international markets. We believe that our continued success in marketing avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices, and keeping the handling costs low as we ship avocados to our packinghouses and distribution centers. We believe our diversified avocado sources help provide a level of relative supply stability that may, over time, serve to increase the availability and demand for avocados among consumers in the United States and elsewhere in the world. Significant fluctuations in the volume of avocados delivered have an impact on the per pound packing costs of avocados we handle. Generally, larger crops will result in a lower per pound handling cost. As a result of our investment in packinghouse equipment, distribution centers with value-added ripening and packing capabilities, and personnel, we believe that our cost structure is geared to optimally handle larger avocado volume. We believe our efforts in distributing our other various perishable foods, such as tomatoes and papayas, complement our offerings of avocados. From time to time, we continue to explore the distribution of other crops that provide reasonable returns to our business.

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

In early 2021, health agencies approved vaccines for combating the COVID-19 virus. However, actual vaccination results are ultimately dependent on, among other factors, vaccine availability and their acceptance by individuals which are difficult to predict. In the third quarter of fiscal 2021, the delta variant of the SARS-COV-2 virus became the dominant strain in the U.S. and elsewhere and led to various pandemic restrictions being reinstated. In November 2021, the omicron variant of the SARS-COV-2 virus has started to spread throughout the world, which has led to further pandemic restrictions. Accordingly, the pace of the recovery from the COVID-19 pandemic is not presently known. We cannot reasonably estimate the duration or extent of the pandemic’s adverse impact on our business, operating results, and long-term liquidity position.

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

Dividend payment

On December 3, 2021, we paid a $1.15 per share dividend in the aggregate amount of $20.3 million to shareholders of record on November 12, 2021.

Project Uno

During the third quarter of 2021, the Company launched Project Uno, a strategic set of initiatives that seeks to identify areas of operating efficiencies and cost savings to expand profit margins, cash flow and return on invested capital. We have undertaken multiple productivity and transformation initiatives, including (1) closure of the RFG Florida plant and transfer of its viable operations into RFG Georgia, (2) implementing broader supply chain operational improvements, (3) integrating our commercial, logistics, IT, procurement and accounting functions across the three divisions, (4) product rationalization initiatives which are aimed at eliminating unprofitable or slow moving SKUs and (5) outsourcing certain functions in our North American business to third-party service providers and the associated implementation of new procurement technology solutions. We incurred asset impairment and other costs as part of these productivity and transformation initiatives with the objective of obtaining longer term operating efficiencies and cost savings. The asset impairment involved Florida leasehold improvements, equipment and inventory totaling $9.4 million. The other costs included consulting, executive recruitment and severance costs, moving and shut-down costs and other costs associated with carrying out the initiatives totaling $2.2 million. The Company will continue to carry out the existing productivity initiatives as well as additional initiatives under this strategy in fiscal 2022.

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

2011 Assessment

On June 16, 2021, Calavo reached a settlement agreement with the MFM regarding the 2011 Assessment. Under the terms of the settlement, Calavo agreed to pay approximately $47.8 million Mexican pesos (approximately $2.4 million USD) as a full and final settlement of all taxes, fines and penalties asserted by the MFM. The settlement included $1.5 million USD of income taxes and $0.9 million USD of value added taxes, with both amounts including penalties and interest and inflationary adjustments, which have been recorded in the accompanying financial statements as a discreet item in Income Tax Provision, and in Expenses related to Mexican Tax matters, respectively. An additional $0.3 million USD of related professional fees have also been recorded as expenses related to the Mexican tax matters. See Note 7 to our consolidated financial statements.

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

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approx. $127.9 million USD at October 31, 2021) related to Income Tax, Flat Rate Business Tax, and value added tax, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of October 31, 2021 to the amount of $3 billion Mexican pesos (approx. $147.6 million USD).  Additionally, the tax authorities have determined that we owe our employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $5.8 million USD at October 31, 2021).

We have consulted with both an internationally recognized tax advisor as well as a global law firm with offices throughout Mexico, and we continue to believe that this tax assessment is without merit. In August 2018, we filed an Administrative Appeal on the 2013 Assessment, appealing our case to the SAT’s central legal department in Michoacan.  Furthermore, in August 2018, we received a favorable ruling from the SAT’s central legal department in Michoacan on another tax matter (see Note 15 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2013 Assessment. We believe this recent ruling significantly undermines the 2013 Assessment.

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

We strongly disagree with above actions taken and conclusions reached by the SAT, and have since taken the following measures in vigorous defense of our position:

●	Retained a global law firm with offices throughout Mexico to provide legal representation before the SAT, as well as retained the legal division of an internationally recognized tax advisor, to provide legal representation before the Federal Tax Court.
●	On August 17, we filed a writ with the SAT requesting a substitution of a financial bond for the above-mentioned liens.
●	On August 18, we filed an Administrative Reconsideration (the Reconsideration) before the Central Legal Department of the SAT located in Mexico City, asserting that the resolution in March of the Administrative Appeal was wrongly concluded, in particular with respect to the following matters:
o	Failure to recognize CDM as a “maquiladora”
o	Considering the Company to have a permanent establishment in Mexico,
o	Including fruit purchase deposits transferred by the Company to CDM as taxable,
o	Application of 16% IVA tax to fruit purchase deposits
o	Imposing double-taxation on the fruit purchase transactions
●	On August 27, we filed a formal complaint, or queja, (the Complaint) before the PRODECON to request their assistance with having the SAT act upon the Reconsideration. This complaint was later withdrawn in September, but may still be reinstated if deemed appropriate in the future. It should be noted that although the SAT is not obligated to act upon the Reconsideration, however, we believe that having the option of re-filing the PRODECON Complaint makes it likely that the SAT will respond to the Administrative Reconsideration and be open to settlement discussions.
●	On August 20, we filed an Annulment Suit (the Suit) with the Federal Tax Court, which among other things, strongly contends that the notifications made by the SAT to CDM and its designated advisors of the resolution of the Administrative Appeal in March were not legally communicated. In addition, the Suit asserts the same matters central to the Reconsideration, as described above, as wrongly concluded in the resolution of the Administrative Appeal.
●	On September 22, we had an initial in-person meeting with the SAT in Mexico City to formally present and discuss the Reconsideration. The SAT agreed to review our Reconsideration in more detail. We are awaiting the SAT’s response to setup a follow up meeting to further discuss the Reconsideration.

We believe that the Suit will be accepted by the Tax Court, which will render the 2013 Assessment as non-definitive, and which will allow CDM to petition the Tax Court for a halt to any collection procedures by the SAT and a substitution of a bond for any liens placed on CDM assets.

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Suit in the Tax Court, we also believe it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT agree to reach a settlement. In accordance with our cumulative probability analysis, based on factors such as recent settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we have recorded a provision of $11 million USD in the accompanying financial statements as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We incurred $0.6 million USD of related professional fees, which have been recorded in Expenses related to Mexican Tax matters.

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

In July 2021, FreshRealm paid Calavo the Loan Payoff Amount of $6.0 million, and we recorded the receipt as a recovery of the reserve for collectability of the FreshRealm note receivable on the statement of operations. Therefore, the Notes mentioned above, have been deemed paid in full. If FreshRealm undergoes a sale of its business either through a merger or a majority sale of its assets or equity interests before February 3, 2022, FreshRealm must pay Calavo twenty percent (20%) of the purchase price proceeds from such sale of FreshRealm. See Note 16 in the consolidated financial statements.

Closure of RFG Florida facility

On October 18, 2021, the Company announced the closure of RFG’s food processing operations at its Green Cove Springs (near Jacksonville), Florida facility, as part of its Project Uno profit improvement program. As of November 15, the Green Cove facility of RFG has ceased operations. The Company’s Fresh avocado operations at this facility will continue in operation and are not affected. RFG will continue to serve customers of this location from its other food processing locations, primarily in Georgia.

The closure resulted in a reduction of 140 employees, impairment of leasehold improvements, writedowns of inventory and other assets, and certain cash expenditures for the relocation of machinery and equipment and the closure of the leased facilities.

As of October 31, 2021, the Company has leasehold improvements with a net book value of $8.8 million, right of use assets with a net book value of $4.8 million, and a lease liabilities of $6.0 million recorded on the balance sheet, all related to the closed facility. The facility lease has a maturity date of October 31, 2031. The Company intends to seek a sub-lease tenant to assume the vacated space, and believes such a sub-lease can be obtained at a lease rate, and for a lease period, sufficient to realize the right of use asset. However, a full impairment of the leasehold improvements has been recorded. Management will continue to evaluate the actual amounts and duration of expected future sub-lease revenues. Should the actual sub-lease revenues be less than those currently expected, the Company may need to record impairment of some or all of its investment in the right of use asset.

Following is a summary of the impairment and other charges recorded during the year ended October 31, 2021.

Leasehold improvements	8,731
Inventory (recorded in cost of goods sold)	586
Employee severance	352
Other assets	79
Total	$9,748

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

Promotional allowances. We provide for promotional allowances at the time of sale, based on volume purchased and our historical experience. Our estimates are generally based on evaluating the relationship between promotional allowances and gross sales. The derived percentage is then applied to the current period’s sales revenues in order to arrive at the appropriate debit to sales allowances for the period. The offsetting credit is made to accrued liabilities. When certain amounts of specific customer accounts are subsequently identified as promotional, they are written off against this allowance. Actual amounts may differ from these estimates and such differences are recognized as an adjustment to net sales in the period they are identified. We estimate that a one percent (100 basis point) change in the derived percentage for the entire year would impact results of operations by approximately $0.1 million.

2013 Mexican Tax Audit Assessment. In January 2017, we received preliminary observations from SAT related to an audit for fiscal year 2013 outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and IVA. We provided a written rebuttal to these preliminary observations during our second fiscal quarter of 2017. During the period from our third fiscal quarter of 2017 through our third fiscal quarter of 2018, we attempted to resolve our case with the SAT through the conclusive agreement submitted before PRODECON, having several working meetings attended by representatives of the SAT, CDM and the PRODECON. However, we were unable to materially resolve our case with the SAT through the PRODECON process.

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approx. $127.9 million USD at October 31, 2021) related to Income Tax, Flat Rate Business Tax, and value added tax, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of October 31, 2021 to the amount of $3 billion Mexican pesos (approx. $147.6 million USD).  Additionally, the tax authorities have determined that we owe our employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $5.8 million USD at October 31, 2021).

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Suit in the Tax Court, we also believe it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT agree to reach a settlement. In accordance with our cumulative probability analysis, based on factors such as recent settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we have recorded a provision of $11 million USD in the accompanying financial statements as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We incurred $0.6 million USD of related professional fees, which have been recorded in Expenses related to Mexican Tax matters. See Note 7 in our consolidated financial statements for futher information.

Mexican IVA taxes receivable. As of October 31, 2021, and October 31, 2020, CDM IVA receivables totaled $37.5 million (762.1 million Mexican pesos) and $30.2 million (640.7 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2021, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or legal means.

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

In spite of the favorable ruling from the SAT’s Legal Administration in Michoacan, as discussed above, the local SAT office continues to believe that CDM is not properly documented relative to its declared tax structure. As a result, they believe CDM cannot claim certain refundable IVA balances, specifically regarding our IVA refunds related to January through December of 2013, 2014, and 2015, and January and February of 2017. CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes. With assistance from our internationally recognized tax advisory firm, as of October 31, 2021, CDM has filed (or has plans to file) Administrative Appeals for the IVA related to the preceding months. A response to these Administrative Appeals is currently pending resolution.

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

We believe that our operations in Mexico are properly documented and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding IVA amounts. Therefore, we believe that it is probable that the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts. However, there is no assurance that we will collect the full amount reflected in our financial statements.

Goodwill and acquired intangible assets. Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. We can use a qualitative test, known as "Step 0," or a two-step quantitative method to determine whether impairment has occurred. In Step 0, we elect to perform an optional qualitative analysis and based on the results skip the two step analysis. In fiscal 2021 and 2020, the Company’s estimated fair value significantly exceeded its carrying value in Step 1 of the Company’s impairment test. The fair value of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded. The Company concluded based on its Step 1 test that no goodwill impairment existed in the fiscal years ended October 31, 2021 and 2020. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units which includes forecasted cash flow. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Gross profit	5.4%	8.5%	10.7%
Selling, general and administrative	5.4%	5.5%	4.9%
Expenses related to Mexican tax matters	0.1%	—%	—%
Impairment and charges related to RFG Florida facility closure	0.9%	—%	—%
Gain on sales of Temecula packinghouse	(0.0)%	(0.0)%	(0.2)%
Operating income	(0.9)%	3.0%	5.9%
Interest income (loss)	0.0%	0.2%	0.2%
Interest expense	(0.1)%	(0.1)%	(0.1)%
Other income, net	0.1%	0.1%	—%
Recovery (loss) on reserve for FreshRealm note receivable and impairment of investment	0.6%	(3.5)%	—%
Unrealized and realized net loss (gain) on Limoneira shares	0.4%	(0.8)%	(0.8)%
Net income (loss)	(1.1)%	(1.3)%	3.1%

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

	Year ended October 31,
	2021	2020	2019
Net income (loss) attributable to Calavo Growers, Inc.	$(11,818)	$(13,625)	$36,646
Non-GAAP adjustments:
Non-cash losses recognized from unconsolidated entities (a)	1,719	6,110	14,082
Gain on sale-Temecula packinghouse, net sales commission (b)	—	—	(1,572)
Loss (Recovery) from FreshRealm and other related expenses (c)	(5,989)	37,577	—
Certain management transition expenses (d)	1,347	1,119	—
Acquisition costs (e)	262	510	—
Net (gain) loss on Limoneira shares (f)	(3,858)	8,537	9,722
RFG rent expense add back (g)	396	108	—
Restructure costs - consulting, management recruiting and severance (h)	1,833	—	—
Mexican tax matters (i)	14,270	—	—
Impairment and charges related to closure of RFG Florida facility (j)	9,748	—	—
Tax impact of adjustments (k)	(1,690)	(12,773)	(5,803)
Adjusted net income attributed to Calavo Growers, Inc.	$6,220	$27,563	$53,075

Calavo Growers, Inc.’s net income (loss) per share:
Diluted EPS (GAAP)	$(0.67)	$(0.78)	$2.08
Adjusted Diluted EPS	$0.35	$1.57	$3.02

Number of shares used in per share computation:
Diluted	17,621	17,564	17,593
(a)	For the year ended October 31, 2020, and 2019, FreshRealm incurred losses totaling $24.1 million and $30.6 million, of which we recorded $7.2 million and $14.1 million of non-cash losses during fiscal 2020 and 2019. For the year ended October 31, 2021, 2020 and 2019, we incurred income from Agricola Don Memo totaling $1.7 million, $1.1 million, and $0.1 million.
(b)	During the second quarter of fiscal 2019, we sold our Temecula, Calif., packinghouse for $7.1 million in cash ($6.7 million, net of transaction costs totaling $0.4 million) and, concurrently, leased back a portion of the facility representing approximately one-third of the total square footage. As a result, we recognized a gain of approximately $1.9 million ($1.6 million net of sales commission) in our second quarter of fiscal 2019.
(c)	In July 2021, as part of the FreshRealm Separation Agreement, FreshRealm paid Calavo the Loan Payoff Amount of $6.0 million, and we recorded the receipt on the statement of operations as a recovery of the reserve for collectability of the FreshRealm note receivable. In addition, we recovered $0.1 million in receivables that we previously reserved. During the third quarter of fiscal 2020, the results of operations of FreshRealm deteriorated significantly, with declining sales and continuing losses. We therefore recorded an impairment of 100% of our equity investment of $2.8 million, and we recorded a reserve for 100% of our note receivable of 34.2 million (which includes accrued interest of $4.1 million), and $0.3 million in trade accounts receivable as of October 31, 2020, which resulted in a loss of $37.3 million. For the year ended October 31, 2021 and 2020, we incurred $0.1 million and $0.3 million of professional fees related to FreshRealm and to the Loss on reserve for FreshRealm note receivable and impairment of investment.
(d)	For fiscal 2021 and 2020, results include higher stock-based compensation expense related to senior management transitions, which does not impact the underlying cost structure of the Company.
(e)	In the first quarter of fiscal 2021, we incurred professional service costs related to a considered but non-consummated acquisition. In fiscal 2020, we incurred expenses related to the acquisition of SFFI Company, Inc. doing business as Simply Fresh (SFFI). SFFI is a processor and supplier of a broad line of fresh-cut fruit, principally serving the foodservice and hospitality markets.

(f)	In the first quarter of fiscal 2019, we adopted a new accounting standard update which requires us to record changes in fair value of equity investments, including our investment in Limoneira (LMNR) common stock, in net income during the period. For the year ended October 31, 2021, 2020 and 2019, we recorded income of $3.9 million, losses of $8.5 million and losses of $9.6 million in unrealized net gain (loss) on Limoneira shares related to these mark-to-market adjustments. Additionally, we sold 51,271 shares of Limoneira stock during fiscal 2019 and recorded a loss of $0.1 million.
(g)	For the year ended October 31, 2021 and 2020, we incurred $0.4 million and $0.1 million related to rent paid for RFG corporate office space that we have vacated and plan to sublease.
(h)	For the year ended October 31, 2021, we recorded $0.9 million of consulting expenses related to an enterprise-wide strategic business operations study conducted by a third-party management consulting organization for the purpose of restructuring to improve the profitability of the organization and efficiency of its operations. In fiscal 2021, we incurred $0.9 million related to management recruiting and severance costs in connection with the restructuring initiative.
(i)	In June 2021, we paid $2.4 million in full settlement of the 2011 Assessment. Of this amount, $1.5 million has been recorded as a discrete item in Income Tax Provision and $0.9 million is related to value added tax expense and recorded as Expenses related to the Mexican tax matters. An additional $0.3 million of related professional fees have also been recorded as expenses related to the Mexican tax matters. See Note 7 to the consolidated financial statements for further information.

In July 2021, based on our evaluation of the most probable outcomes of the 2013 Assessment, we have recorded an accrual of $11 million in the accompanying financial statements as a discrete item in Income Tax Provision. An additional $0.6 million of related professional fees have also been recorded as Expenses related to the Mexican tax matters. See Note 7 to the consolidated financial statements for further information.

(j)	On October 18, 2021, we announced the closure of RFG’s food processing operations at our Green Cove Springs (near Jacksonville), Florida facility, as part of our Project Uno profit improvement program. As of November 15, the Green Cove facility of RFG has ceased operations. We wrote down $8.7 million of leasehold improvements, $0.1 million of equipment, and $0.6 million of inventory (recognized through cost of goods sold). We also paid $0.4 million in employee severance.
(k)	Tax impact of non-GAAP adjustments are based on the prevailing year-to-date tax rates in each period and adjusted to the one-time tax charges mentioned in note (c).

Reconciliation of EBITDA and Adjusted EBITDA (Non-GAAP, Unaudited)

The following table presents EBITDA and adjusted EBITDA, each a non-GAAP measure, and reconciles them to net income (loss) attributable to Calavo Growers, Inc., which is the most directly comparable GAAP measure. See “Non-GAAP Financial Measures” above (in thousands, except per share amounts).

	Year ended October 31,
	2021	2020	2019
Net income (loss) attributable to Calavo Growers, Inc.	$(11,818)	$(13,625)	$36,646
Interest Income	(335)	(1,998)	(2,675)
Interest Expense	798	877	948
Provision (benefit) for Income Taxes	10,747	(4,292)	12,881
Depreciation & Amortization	17,571	16,093	13,633
Stock-Based Compensation (d)	3,950	4,487	3,593
EBITDA	$20,913	$1,542	$65,026

Adjustments:
Non-cash losses recognized from unconsolidated entities (a)	1,719	6,110	14,082
Net (gain) loss on Limoneira shares (f)	(3,858)	8,537	9,722
Loss (Recovery) from FreshRealm and other related expenses (c)	(5,989)	37,577	—
Gain on sale-Temecula packinghouse, net of sales commission (b)	—	—	(1,572)
RFG rent expense add back (g)	396	108	—
Acquisition costs (e)	262	510	—
Restructure costs - consulting and management recruiting and severance (h)	1,833	—	—
Expenses related to Mexican tax matters (i)	1,797	—	—
Impairment and charges related to closure of RFG Florida facility (j)	9,748	—
Adjusted EBITDA	$26,821	$54,384	$87,258
Adjusted EBITDA per dilutive share	$1.52	$3.10	$4.96

See prior page for footnote references

Net Sales

We believe that the fundamental consumption trends for our products continue to be favorable. Firstly, U.S. avocado demand continues to grow, with per capita consumption in 2020/21 reaching 9.1 pounds per person, and approximately double the estimate from a decade ago. We believe that the healthy eating trend that has been developing in the U.S. contributes to such growth, as avocados are cholesterol and sodium free, dense in fiber, vitamin B6, antioxidants, potassium, folate, and contain unsaturated fat, which helps lower cholesterol. Also, a growing number of research studies seem to suggest that phytonutrients, which avocados are rich in, help fight chronic illnesses, such as heart disease and cancer.

Additionally, we believe that the demographic changes in the U.S. will impact the consumption of avocados and avocado-based products. The Hispanic community currently accounts for approximately 19% of the U.S. population and the total number of Hispanics is estimated to double by the year 2050. Avocados are considered a staple item purchased by Hispanic consumers, as the per-capita avocado consumption in Mexico is significantly higher than that of the U.S.

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

In October 2002, the USDA announced the creation of a Hass Avocado Board to promote the sale of Hass variety avocados in the U.S. marketplace. This board provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace. The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales. We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our avocado businesses. During fiscal 2021, 2020 and 2019, on behalf of avocado growers, we remitted approximately $1.0 million, $1.3 million and $1.1 million to the California Avocado Commission. During fiscal 2021, 2020 and 2019, we remitted approximately $8.3 million, $8.4 million and $7.2 million to the Hass Avocado Board related to avocados. Similarly, Avocados from Mexico (AFM) was formed in 2013 as the marketing arm of the Mexican Hass Avocados Importers Association (MHAIA) and the Association of Growers and Packers of Avocados From Mexico (APEAM). During fiscal 2021, 2020 and 2019, we remitted approximately $5.7 million, $5.2 million and $5.4 million to APEAM primarily related to these marketing activities for Mexican avocados.

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

The following tables set forth sales by product category and sales allowances, by segment (dollars in thousands):

	Year ended October 31, 2021				Year ended October 31, 2020
	Fresh		Calavo		Fresh		Calavo
	products	RFG	Foods	Total	products	RFG	Foods	Total
Third-party sales:
Avocados	$536,969	$—	$—	$536,969	$521,542	$—	$—	$521,542
Tomatoes	43,658	—	—	43,658	53,922	—	—	53,922
Papayas	10,884	—	—	10,884	10,529	—	—	10,529
Other fresh income	693	—	—	693	327	—	—	327
Fresh-cut fruit & vegetables and prepared foods	—	403,017	—	403,017	—	406,572	—	406,572
Prepared avocado products	—	—	79,919	79,919	—	—	79,382	79,382
Salsa	—	—	2,784	2,784	—	—	2,783	2,783
Total gross sales	592,204	403,017	82,703	1,077,924	586,320	406,572	82,165	1,075,057
Less sales allowances	(3,677)	(6,545)	(5,137)	(15,359)	(1,268)	(1,849)	(6,945)	(10,062)
Less inter-company eliminations	(2,497)	—	(4,238)	(6,735)	(1,651)	—	(3,973)	(5,624)
Net sales	$586,030	$396,472	$73,328	$1,055,830	$583,401	$404,723	$71,247	$1,059,371

	Year ended October 31, 2020				Year ended October 31, 2019
	Fresh		Calavo		Fresh		Calavo
	products	RFG	Foods	Total	products	RFG	Foods	Total
Third-party sales:
Avocados	$521,542	$—	$—	$521,542	$569,779	$—	$—	$569,779
Tomatoes	53,922	—	—	53,922	40,879	—	—	40,879
Papayas	10,529	—	—	10,529	10,931	—	—	10,931
Other fresh income	327	—	—	327	1,353	—	—	1,353
Fresh-cut fruit & vegetables and prepared foods	—	406,572	—	406,572	—	488,373	—	488,373
Prepared avocado products	—	—	79,382	79,382	—	—	100,842	100,842
Salsa	—	—	2,783	2,783	—	—	3,252	3,252
Total gross sales	586,320	406,572	82,165	1,075,057	622,942	488,373	104,094	1,215,409
Less sales allowances	(1,268)	(1,849)	(6,945)	(10,062)	(1,759)	(2,310)	(9,360)	(13,429)
Less inter-company eliminations	(1,651)	—	(3,973)	(5,624)	(2,246)	—	(3,957)	(6,203)
Net sales	$583,401	$404,723	$71,247	$1,059,371	$618,937	$486,063	$90,777	$1,195,777

Net sales to third parties by segment exclude inter-segment sales and cost of sales. For fiscal year 2021, 2020 and 2019, inter-segment sales and cost of sales of $2.5 million, $1.7 million and $2.2 million between Fresh products and RFG were eliminated. For fiscal year 2021, 2020 and 2019, inter-segment sales and cost of sales of $4.2 million, $4.0 million and $4.0 million between Calavo Foods and RFG were eliminated.

The following table summarizes our net sales by business segment:

	2021	Change	2020	Change	2019

	(Dollars in thousands)
Gross sales:
Fresh products	$588,527	1%	$585,052	(6)%	$621,183
RFG	396,472	(2)%	404,723	(17)%	486,063
Calavo Foods	77,566	3%	75,220	(21)%	94,734
Less intercompany eliminations	(6,735)	20%	(5,624)	(9)%	(6,203)
Total net sales	$1,055,830	(0)%	$1,059,371	(11)%	$1,195,777

As a percentage of sales:
Fresh products	55.4%		54.9%		51.7%
RFG	37.3%		38.0%		40.4%
Calavo Foods	7.3%		7.1%		7.9%
	100%		100%		100%

Summary

Net sales for the year ended October 31, 2021, as compared to 2020, decreased an insignificant amount. The decrease in sales for the year ended October 31, 2021, when compared to the same corresponding prior year period, was due to a decline in the RFG segment, offset by increases from the Fresh products and Calavo Foods segments.

For the year ended October 31, 2021, the decrease in RFG sales was due primarily to decreased sales from fresh-cut fruit & vegetables. The increase in Fresh products sales was due primarily to an increase in sales of avocados. The increase in Calavo Foods was due primarily to an increase in the sales of prepared avocado products. See discussion below for further details.

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

Fresh products

Fiscal 2021 vs. Fiscal 2020:

Net sales delivered by the Fresh products business increased by approximately $3.5 million, or 1%, for the year ended October 31, 2021, when compared to the same period for fiscal 2020. This increase in Fresh product sales during fiscal 2021, was primarily related to increased sales prices, partially offset by a decrease in sales of tomatoes.

Sales of avocados increased $13.0 million, or 3%, for the year ended October 31, 2021, when compared to the same prior year period. The average avocado sales price per carton increased 3% compared to the same prior year period.

Sales of tomatoes decreased $10.3 million, or 19%, for the year ended October 31, 2021, when compared to the same prior year period. This decrease in tomato sales was primarily due to a 21% decrease in the average sales price per carton compared to the same prior year period. This was partially offset by an increase of 2% in the volume of tomatoes.

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

RFG

Fiscal 2021 vs. Fiscal 2020:

Sales for RFG for the year ended October 31, 2021, when compared to the same period for fiscal 2020, decreased $8.3 million, or 2%. The decrease was primarily due to lower sales out of the Midwest, relating to the closure of RFG’s co-packing partner in that region, which occurred in April 2020. This was partially offset by additional sales in regions where RFG has added manufacturing capacity. Additionally, changing consumer demand and buying patterns related to COVID-19 adversely impacted RFG’s sales during the year ended October 31, 2021.

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

Calavo Foods

Fiscal 2021 vs. Fiscal 2020:

Sales for Calavo Foods for the year ended October 31, 2021, when compared to the same period for fiscal 2020, increased $2.3 million, or 3%. Sales of prepared avocado products increased by approximately $2.3 million, or 3%, primarily related to an increase in the sales price per pound, partially offset by a decrease in pounds sold. Sales of prepared avocado products were impacted primarily by a decline in demand from foodservice customers related to COVID-19 during the year.

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

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment:

	2021	Change	2020	Change	2019

	(Dollars in thousands)
Gross profit (loss):
Fresh products	$47,787	0%	$47,563	(45)%	$86,583
RFG	(3,502)	(116)%	21,392	4%	20,500
Calavo Foods	13,140	(37)%	20,943	(0)%	20,999
Total gross profit	$57,425	(36)%	$89,898	(30)%	$128,082

Gross profit percentages:
Fresh products	8.1%		8.1%		14.0%
RFG	(0.9)%		5.3%		4.4%
Calavo Foods	16.9%		27.8%		22.2%
Consolidated	5.4%		8.5%		10.7%

Summary

Our cost of goods sold consists predominantly of ingredient costs (primarily fruit and other whole foods), packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Gross profit decreased by approximately $32.5 million, or 36%, for the year ended October 31, 2021, when compared to the same period for fiscal 2020. The decrease was primarily attributable to gross profit decreases across the RFG and Calavo Foods segments.

Fresh products

Fiscal 2021 vs. Fiscal 2020:

During our year ended October 31, 2021, as compared to the same prior year period, our Fresh products segment gross profit percentage was consistent to prior year.  For the year ended October 31, 2021 and 2020, the gross profit percentage for avocados were 8.0%. Gross profit benefited for fiscal 2021 by the strengthening of the U.S. dollar in relation to the Mexican peso during the year ended October 31, 2021, which resulted in a $0.9 million net gain related the remeasurement of peso-dominated net assets at our Mexican subsidiaries. During the same period last year, we had a remeasurement loss of $1.0 million.

Note that significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Fresh products segment.

For the year ended October 31, 2021 we generated gross profit of $3.7 million from tomato sales, down from $5.1 million in the corresponding prior year period.  The decrease in tomato gross profit was due primarily to the year-over-year decrease in sales described in more detail earlier. The majority of our tomato sales are done on a consignment basis, in which the gross profit we earn is generally based on a commission agreed to with each party, which usually is a percent of the overall selling price; however, we also purchase some tomatoes on the spot market to meet specific customer requests and have certain fixed overhead costs associated with our tomato operations which impact the overall gross profit realized from tomato sales.  The gross profit percentage for consignment sales are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers.

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

RFG

Fiscal 2021 vs. Fiscal 2020:

RFG’s gross profit (loss) percentage for the year ended October 31, 2021 was (0.9)%, compared to 5.3% in the same prior year period. The declines in gross profit for the year ended October 31, 2021, were due to increased commodity costs, lack of availability of key commodities, lower supply and higher turnover of labor that caused increase overtime costs and decreased efficiencies. In addition, RFG’s gross profit (loss) was negatively impacted by the decreased sales that resulted from the closure of our Midwest co-packing partner.

We continue to experience operational challenges to our production facilities and logistics networks, shortage of labor and impacts from increases in prices of petroleum-based products, packaging materials and commodities, all of which are increasing costs companywide with the effects especially pronounced at RFG.

Beginning in the third quarter of fiscal 2021, in response to the inflationary costs described above, we began to notify our customers of our plans to institute price increases for our RFG and Foods products. Management believes the price increases will largely be accepted by our customers without significant loss of sales, will reverse the margin compression experienced by RFG and Foods segments during the pandemic, and will enable us to continue to invest in initiatives that drive growth. However, we cannot assure that such price increases will not cause a loss of sales, will improve margins in our RFG and Foods segments or that we will be able to undertake future initiatives to drive growth.

In October 2021, we announced the closure of RFG’s food processing operations at its Green Cove Springs (near Jacksonville), Florida facility, as part of its Project Uno profit improvement program. As of November 15, the Green Cove facility of RFG has ceased operations. We wrote down $8.7 million of leasehold improvements, $0.1 million of equipment, and $0.6 million of inventory. We also paid $0.4 million in employee severance.

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

Calavo Foods

Fiscal 2021 vs. Fiscal 2020:

Calavo Foods gross profit percentage decreased to 16.9% of net sales, during the year ended October 31, 2021 compared to 27.8% during the same prior year period. The decrease in Calavo Foods gross profit percentage was due primarily to an increase in fruit input costs, in addition to higher manufacturing costs relating to an overall decrease in guacamole pounds produced. Note that any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Calavo Foods segment.

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

Selling, General and Administrative

	2021	Change	2020	Change	2019

	(Dollars in thousands)
Selling, general and administrative	$56,679	(2)%	$57,952	(2)%	$59,113
Percentage of net sales	5.4%		5.5%		4.9%

Selling, general and administrative expenses of $56.7 million for the year ended October 31, 2021 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses decreased by $1.3 million, or 2.2%, for the year ended October 31, 2021, when compared to the same period for fiscal 2020. This decrease was primarily due to a decrease in salaries and benefit expense due to the eliminations of staff positions ($1.9 million), a decrease in broker commission ($0.9 million) and a decrease in stock based compensation due to prior year stock grants for certain management transition expenses ($0.5 million). Partially offsetting these decreases is an increase in professional service fees ($1.4 million), an increase in travel and entertainment ($0.5 million) and an increase in IT expenses ($0.4 million).

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

For the year ended October 31, 2021, we recorded $0.9 million of consulting expenses related to an enterprise-wide strategic business operations study conducted by a third-party management consulting organization for the purpose of restructuring to improve the profitability of the organization and efficiency of its operations. We also recorded $0.9 million of management recruiting and severance costs related to this restructuring initiative. As part of the above consulting agreement, we have agreed to pay a “Success Fee” based on the improvement of financial results starting January 1, 2022. No accrual is considered necessary related to this Success Fee as of October 31, 2021.

Loss from Unconsolidated Entities

	2021	Change	2020	Change	2019

	(Dollars in thousands)
Loss from unconsolidated entities	$(1,719)	(72)%	$(6,110)	(57)%	$(14,082)

Loss from unconsolidated entities includes our allocation of earnings or losses from our investments in FreshRealm and Don Memo. For the year ended October 31, 2021, 2020 and 2019, we recognized losses of $1.7 million and income of $1.1 million and income of $0.1 million of income related to Don Memo. For the year ended October 31, 2020 and 2019, we recognized $7.2 million and $14.1 million of losses related to FreshRealm. See Note 16 for additional information regarding FreshRealm.

Interest Income

	2021	Change	2020	Change	2019

	(Dollars in thousands)
Interest income	$335	(83)%	$1,998	(25)%	$2,675
Percentage of net sales	0.0%		0.0%		0.0%

The decrease in interest income in fiscal 2021 as compared to 2020 is primarily due to the discontinuation of accruing interest for FreshRealm, which was effective August 1, 2020. The decrease in interest income in fiscal 2020 as compared to 2019 is primarily due to the reserve on the loans to FreshRealm in the third quarter of fiscal 2020.

Interest Expense

	2021	Change	2020	Change	2019

	(Dollars in thousands)
Interest expense	$798	(9)%	$877	14%	$948
Percentage of net sales	0.1%		0.1%		0.1%

Interest expense is primarily generated from our line of credit borrowings with Farm Credit West, PCA (FCW) and Bank of America, N.A. (Bank of America). For fiscal 2021, as compared to fiscal 2020, the decrease in interest expense was primarily related to lower London Interbank Offered Rate (LIBOR) interest rates, offset by a higher average debt balance. For fiscal 2020, as compared to fiscal 2019, the decrease in interest expense was primarily related to lower LIBOR interest rates, offset by a higher average debt balance. With the fifth amendment to our credit facility, the LIBOR reference interest rate will be replaced by the BSBY Bloomberg rate.

Other Income, Net

	2021	Change	2020	Change	2019

	(Dollars in thousands)
Other income, net	$1,016	84%	$553	(11)%	$499
Percentage of net sales	0.1%		—%		—%

Other income, net includes dividend income, as well as certain other transactions that are outside of the normal course of operations. During fiscal 2021, 2020 and 2019, we received $0.5 million, million as dividend income from Limoneira.

Income Taxes Benefit (Provision)

	2021	Change	2020	Change	2019

	(Dollars in thousands)
Income tax benefit (provision)	$(10,747)	(350)%	$4,292	(133)%	$(12,882)
Effective tax rate	913.3%		23.7%		26.0%

Our tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the respective quarter.

In June 2021, we paid $2.4 million related to the settlement of the 2011 Assessment (See Note 7 for further information). Of this amount, $1.5 million was included as a discrate item in income tax provision and $0.9 million which was related to value added taxes was included in expenses related to Mexican tax matters in the accompanying consolidated statement of operations.

In July 2021, based on our evaluation of the most probable outcomes of the 2013 Assessment, we have recorded an accrual for uncertain tax positions of $11 million in the accompanying financials, which has been recorded as a discrete item in tax provision expense. An additional $0.6 million of related professional fees have also been recorded as expenses related to the Mexican tax matters. See Note 7 for further information.

Our effective tax rate without the above discrete items was approximately 146.6% for the year ended October 31, 2021. Our effective tax rate for year ended October 31, 2020 and 2019 was approximately 23.7% and 26.0%. The distortive effective tax rate for fiscal 2021 differs from that of prior fiscal periods primarily due to the impacts of one-time tax events including the 2011 and 2013 Mexico Assessments, tax rate arbitrage on carryback claims under the CARES Act, and near break-even pre-tax operations relative to prior fiscal periods. See Note 9 for further information.

CARES Act

On March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security (CARES) Act. The CARES Act is a relief package intended to assist many aspects of the country’s economy of which certain components of the Act impacted the Company's 2020 income tax provision. We are recording approximately $1.3 million of tax benefit as a result of the provision allowing taxpayers to carry back net operating losses to offset taxable income to previously filed tax returns.

Net loss attributable to noncontrolling interest

	2020	Change	2019	Change	2018

	(Dollars in thousands)
Net loss attributable to noncontrolling interest	$104	(52)%	$216	260%	$60
Percentage of net sales	0.0%		0.0%		0.0%

For fiscal years 2021, 2020 and 2019, the net losses attributable to noncontrolling interest is due to losses from Avocados de Jalisco.

Liquidity and Capital Resources

Operating activities for fiscal 2021, 2020 and 2019 provided cash flows of $13.6 million, $28.9 million and $72.1 million. Fiscal year 2021 operating cash flows reflect our net loss of $11.9 million, net increase of noncash charges (depreciation and amortization, stock-based compensation expense, provision for losses on accounts receivable, losses from unconsolidated entities, net losses on Limoneira shares, interest income on Notes to FreshRealm, deferred taxes, loss on disposal of property, plant and equipment, loss on the reserve for FreshRealm, impairment related to RFG Florida facility closure and gain on the sale of the Temecula packinghouse) of $20.2 million and a net increase from changes in the non-cash components of our working capital accounts of approximately $5.3 million.

Increases in operating cash flows caused by working capital changes include a net increase in accounts payable, accrued expenses and other liabilities of $15.1 million, an increase in payable to growers of $11.7 million, a decrease in prepaid expenses and other current assets of $3.6 million, and a decrease in inventory of $0.4 million, partially offset by, an increase in accounts receivable of $15.0 million, an increase in other assets of $7.8 million, an increase in advances to suppliers of $1.6 million and a decrease in income taxes receivable of $0.9 million.

The increase in accounts payable, accrued expenses and other liabilities is primarily related to an $11 million accrual related to the 2013 Mexican Tax Assessment (See Note 7) and to an increase in payables related to RFG. The increase in payable to growers is mostly due to increased sales prices for Mexican avocados in the month of October 2021 compared to October 2020. The decrease in our inventory, as of October 31, 2021 when compared to October 31, 2020, is primarily due to lower inventory of guacamole. The increase in our accounts receivable, as of October 31, 2021, when compared to October 31, 2020, is primarily due an increase in sales in October 2021 compared to October 2020. The increase in income taxes receivable is due to the timing of estimated payments made during the year ended October 31, 2021. The increase in other assets is primarily related to the increase in IVA receivable in fiscal 2021. The increase in advances to suppliers is mainly due to advances to our tomato growers for fiscal 2021 compared to prior year.

Cash used in investing activities was $9.6 million, $31.9 million and $31.9 million for fiscal years 2021, 2020, and 2019. Fiscal year 2021 cash flows used in investing activities includes the purchases of property, plant and equipment of $11.7 million, a $3.5 million bridge loan to Agricola Belher and infrastructure advances to Don Memo for $1.3 million, partially offset by, $6.0 million received from FreshRealm related to the separation agreement and $0.9 million received from Agricola Belher for the repayment of infrastructure advances.

Cash used in financing activities was $5.2 million, $0.9 million and $33.8 million for fiscal years 2021, 2020 and 2019. Cash used during fiscal year 2021 primarily relates to the payment of a $20.3 million dividend, payments on long-term obligations of $1.2 million and the payment of minimum withholding taxes on net share settlement of equity awards of $0.9 million, partially offset by, net proceeds on our credit facilities totaling $17.2 million.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. In addition, we have our investment in Limoneira stock as an additional source of liquidity (see details below on amendment to credit facility). Restricted cash, cash and cash equivalents as of October 31, 2021 and 2020 totaled $2.9 million and $4.1 million. Our working capital at October 31, 2021 was $38.0 million, compared to $29.6 million at October 31, 2020. Our investment in Limoneira stock amounted to $27.1 million and $23.2 million at October 31, 2021 and 2020.

We believe that cash flows from operations, the available Credit Facility, and other sources will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for at least the next twelve months. We will continue to pursue grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel growth in each of our business segments. We have a revolving credit facility with Bank of America as administrative agent and Farm Credit West as joint lead arranger. Under the terms of this agreement, we may draw on funds for both working capital and long-term productive asset purchases. Total credit available under this agreement is $100 million and it expires in January 2026. See Note 6 in the consolidated financial statements. Upon notice to Bank of America, we may from time to time, request an increase in the Credit Facility by an amount not exceeding $50 million. For our line of credit the weighted-average interest rate was 2.2% and 1.9% at

October 31, 2021 and 2020. Under this credit facility, we had $37.7 million and $36.9 million outstanding as of October 31, 2021 and 2020.

As of October 31, 2021, the Company was out of compliance with the Fixed Charge Coverage Ratio (“FCCR”) for the quarter ended as of that date, and expected to be out of compliance with this requirement for the first half of fiscal 2022. In response to this event of default, the Company and Bank of America have entered into the Fourth Amendment, Limited Waiver and Limited Consent to Credit Agreement (the “Amendment”) on December 1, 2021. The principal terms of the Amendment are as follows:

●	The interest rate was increased by 0.50%.
●	The FCCR will not be tested for the quarters ended October 31, 2021, January 31, 2022 and April 30, 2022. Testing will resume for the quarter ended July 31, 2022.
●	The quarterly FCCR will be replaced by a cumulative monthly minimum Consolidated EBITDA requirement, with the first measurement to occur as of January 31, 2022 for the three months then ended, and continuing monthly thereafter through June 2022.
●	Consolidated financial statements must be submitted monthly for the month and year-to-date period, beginning with the financial statements for the month of November 2021 and continuing through June 2022.
●	The Company will pledge the 1,677,000 shares it holds of Limoneira stock as collateral (which collateral is in addition to the general business assets of the Company that already secure the credit facility). The pledge will be lifted upon such time as the Company has certified compliance with a 1.15 to 1.0 minimum FCCR for two consecutive fiscal quarters.
●	Calavo de Mexico will be added as a guarantor of the line of credit

The above terms and conditions will remain in effect until such time as the Company has certified compliance with a 1.15 to 1.0 minimum FCCR for two consecutive fiscal quarters. In addition, pursuant to the Amendment, Bank of America and the Lenders consented to the Borrower’s intercompany transfer of up to $25 million to Calavo de Mexico (“CDM”),  for the purpose of providing CDM the alternative to offer cash security as collateral in favor of the Mexican Federal Tax Administration Service (the “Mexican SAT”) for its tax obligations imposed by the Mexican SAT with respect to an assessment for the year ending December 31, 2013 (“2013 Tax Assessment”, See Note 7). This cash security would be intended as a substitute for the liens the Mexican SAT placed on the fixed assets of CDM as described in Note 7. The Amendment further provides that any payments in settlement of the 2013 Tax Assessment of up to $25 million may be excluded as cash tax payments in the calculation of the quarterly FCCR. Such advance may be made only once the January 2022 financial statements of the Company are delivered to Bank of America and the Company is otherwise in compliance with the terms of the credit agreement.

Bank of America has waived the default as of October 31, 2021, and therefore we are in compliance with all financial covenants. We expect to remain in compliance at minimum through December 2022.

The Company and Bank of America have also entered into a fifth Amendment to our credit facilty, through which the LIBOR reference interest rate will be replaced by the BSBY Bloomberg rate.

The following table summarizes contractual obligations pursuant to which we are required to make cash payments. The information is presented as of our fiscal year ended October 31, 2021:

		Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term obligations and finance leases (including interest)	$8,120	$1,838	$2,783	$1,032	$2,467
Defined benefit plan	65	26	39	—	—
Revolving credit facilities	37,700	—	—	37,700	—
Operating lease commitments	74,350	8,514	16,053	13,464	36,319
Total	$120,235	$10,378	$18,875	$52,196	$38,786

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

On November 1, 2020, the Company adopted an ASU, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update provides guidance regarding the capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract. This ASU was adopted prospectively and cloud computing implementation costs incurred on November 1, 2020 or later are included in other noncurrent assets in the consolidated balance sheet and are presented within operating cash flows. As of October 31, 2021, capitalized implementation costs included in other noncurrent assets were less than $0.1 million and there was no accumulated amortization or amortization expense recorded during the year ended October 31, 2021.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2021.

(All amounts in thousands)	Expected maturity date October 31,
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Assets
Restricted cash, cash and cash equivalents (1)	$2,855	$—	$—	$—	$—	$—	$2,855	$2,855
Accounts receivable (1)	78,866	—	—	—	—	—	78,866	78,866
Advances to suppliers (1)	6,693	—	—	—	—	—	6,693	6,693

Liabilities
Payable to growers (1)	$23,035	$—	$—	$—	$—	$—	$23,035	$23,035
Accounts payable (1)	9,794	—	—	—	—	—	9,794	9,794
Borrowings pursuant to credit facilities (1)	—	—	—	—	37,700	—	37,700	37,700

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy foreign cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Management does, however, evaluate this opportunity from time to time. Total foreign current translation gains for fiscal year 2021, net of losses, was $0.9 million. Total foreign currency translation losses for fiscal years 2020, and 2019, net of gains, were $1.0 million and $0.3 million.

Item 8. Financial Statements and Supplementary Data

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31,	October 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$1,885	$4,055
Restricted cash	970	—
Accounts receivable, net of allowances of $4,816 (2021) and $3,498 (2020)	78,866	63,668
Inventories	40,757	41,787
Prepaid expenses and other current assets	11,946	10,733
Advances to suppliers	6,693	5,061
Income taxes receivable	11,524	10,591
Total current assets	152,641	135,895
Property, plant, and equipment, net	118,280	130,270
Operating lease right-of-use assets	59,842	60,262
Investment in Limoneira Company	27,055	23,197
Investments in unconsolidated entities	4,346	6,065
Deferred income taxes	5,316	2,486
Goodwill	28,653	28,568
Intangibles, net	8,769	10,323
Other assets	40,500	32,558
	$445,402	$429,624
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$23,033	$11,346
Trade accounts payable	9,794	9,384
Accrued expenses	42,063	36,922
Borrowings pursuant to credit facilities, current	—	20,550
Dividend payable	20,330	20,343
Other current liabilities	11,000	—
Current portion of operating leases	6,817	6,443
Current portion of long-term obligations and finance leases	1,587	1,343
Total current liabilities	114,624	106,331
Long-term liabilities:
Borrowings pursuant to credit facilities, long-term	37,700	—
Long-term operating leases, less current portion	57,561	58,273
Long-term obligations and finance leases, less current portion	5,553	5,716
Other long-term liabilities	3,081	3,302
Total long-term liabilities	103,895	67,291
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,686 (2021) and 17,661 (2020) shares issued and outstanding)	18	18
Additional paid-in capital	168,133	165,000
Noncontrolling interest	1,368	1,472
Retained earnings	57,364	89,512
Total shareholders' equity	226,883	256,002
	$445,402	$429,624

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended October 31,

	2021	2020	2019

Net sales	$1,055,830	$1,059,371	$1,195,777
Cost of sales	998,405	969,473	1,067,695
Gross profit	57,425	89,898	128,082
Selling, general and administrative	56,679	57,952	59,113
Expenses related to Mexican tax matters	1,797	—	—
Impairment and charges related to RFG Florida facility closure	9,162	—	—
Gain on sale of Temecula packinghouse	(216)	(216)	(2,077)
Operating income (loss)	(9,997)	32,162	71,046
Interest income	335	1,998	2,675
Interest expense	(798)	(877)	(948)
Other income, net	1,016	553	499
Recovery (loss) on reserve for FreshRealm note receivable and impairment of investment	6,130	(37,322)	—
Unrealized net gain (loss) on Limoneira shares	3,858	(8,537)	(9,722)
Income (loss) before income taxes and loss from unconsolidated entities	544	(12,023)	63,550
Income tax (provision) benefit	(10,747)	4,292	(12,882)
Net loss from unconsolidated entities	(1,719)	(6,110)	(14,082)
Net income (loss)	(11,922)	(13,841)	36,586
Add: Net loss attributable to noncontrolling interest	104	216	60
Net income (loss) attributable to Calavo Growers, Inc.	$(11,818)	$(13,625)	$36,646

Calavo Growers, Inc.’s net income (loss) per share:
Basic	$(0.67)	$(0.78)	$2.09
Diluted	$(0.67)	$(0.78)	$2.08

Number of shares used in per share computation:
Basic	17,621	17,564	17,519
Diluted	17,621	17,564	17,593

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Interest	Total

Balance, October 31, 2018	17,567	18	157,928	12,141	93,124	1,748	264,959
Exercise of stock options and income tax benefit	4	—	85	—	—	—	85
Stock compensation expense	—	—	3,593	—	—	—	3,593
Restricted stock issued	24	—	—	—	—	—	—
Unrealized gains on Limoneira investment reclassed to retained earnings	—	—	—	(12,141)	12,141	—	—
Dividend declared to shareholders ($1.10 per share)	—	—	—	—	(19,354)	—	(19,354)
Avocados de Jalisco noncontrolling interest	—	—	—	—	—	(60)	(60)
Net income attributable to Calavo Growers, Inc	—	—	—	—	36,646	—	36,646
Balance, October 31, 2019	17,595	18	161,606	—	122,557	1,688	285,869
Exercise of stock options and income tax benefit	2	—	86	—	—	—	86
Stock compensation expense	—	—	4,487	—	—	—	4,487
Restricted stock issued	64	—	—	—	—	—	—
Payments of minimum withholding taxes on net share settlement of equity awards	—	—	(1,179)	—	—	—	(1,179)
Dividend declared to shareholders ($1.15 per share)	—	—	—	—	(20,343)	—	(20,343)
Avocados de Jalisco noncontrolling interest	—	—	—	—	—	(216)	(216)
Cumulative effect adjustment on ASC 842 related to leases	—	—	—	—	923	—	923
Net income (loss) attributable to Calavo Growers, Inc.	—	—	—	—	(13,625)	—	(13,625)
Balance, October 31, 2020	17,661	18	165,000	—	89,512	1,472	256,002
Exercise of stock options and income tax benefit	2	—	47	—	—	—	47
Stock compensation expense	—	—	3,950	—	—	—	3,950
Restricted stock issued	23	—	—	—	—	—	—
Dividend declared to shareholders ($1.15 per share)	—	—	—	—	(20,330)	—	(20,330)
Payments of minimum withholding taxes on net share settlement of equity awards	—	—	(864)	—	—	—	(864)
Avocados de Jalisco noncontrolling interest	—	—	—	—	—	(104)	(104)
Net loss attributable to Calavo Growers, Inc.	—	—	—	—	(11,818)	—	(11,818)
Balance, October 31, 2021	17,686	$18	$168,133	$—	$57,364	$1,368	$226,883

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

(in thousands)

	Year Ended October 31,
	2021	2020	2019

Cash Flows from Operating Activities:
Net income (loss)	$(11,922)	$(13,841)	$36,586
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,571	16,093	13,633
Non-cash operating lease expense	83	176	—
Provision for losses on accounts receivable	—	22	35
Net loss from unconsolidated entities	1,719	6,110	14,082
Unrealized net loss (gain) on Limoneira shares	(3,858)	8,537	9,722
Impairment and charges related to closure of RFG Florida facility	9,748	—	—
Loss (recovery) on reserve for FreshRealm note receivable and impairment of investment	(6,130)	37,322	—
Interest income on notes to FreshRealm	—	(1,732)	(2,435)
Stock-based compensation expense	3,950	4,487	3,593
Gain on sale of Temecula packinghouse	(216)	(216)	(2,077)
Loss (gain) on disposal of property, plant, and equipment	(170)	32	304
Deferred income taxes	(2,526)	(1,930)	930
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(15,024)	1,859	2,685
Inventories, net	412	(4,206)	(1,845)
Prepaid expenses and other current assets	3,567	(782)	(2,508)
Advances to suppliers	(1,632)	3,077	(983)
Income taxes receivable/payable	(933)	(8,115)	656
Other assets	(7,831)	(1,871)	(4,991)
Payable to growers	11,687	(2,117)	(538)
Deferred rent	—	—	1,004
Trade accounts payable, accrued expenses and other liabilities	15,077	(14,027)	4,246
Net cash provided by operating activities	13,572	28,878	72,099
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(11,438)	(11,343)	(16,721)
Acquisition of SFFI, net of cash acquired of $623	—	(18,396)	—
Investment in unconsolidated entities	—	(1,477)	—
Loan to Agricola Belher	(3,500)	—	—
Proceeds received for repayment of San Rafael note	—	—	417
Proceeds received from FreshRealm Separation Agreement recovery	6,000	—	1,154
Investment in FreshRealm	—	—	7,100
Proceeds received on repayment of infrastructure loan	900	—	—
Infrastructure advance to tomato growers	(1,326)	(715)	—
Notes receivables advanced to FreshRealm	—	—	(23,800)
Net cash used in investing activities	(9,364)	(31,931)	(31,850)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(20,343)	(19,354)	(17,568)
Proceeds from revolving credit facility	334,850	236,500	212,500
Payments on revolving credit facility	(317,700)	(215,950)	(227,500)
Payments of minimum withholding taxes on net share settlement of equity awards	(864)	(1,179)	(1,008)
Payments on long-term obligations and finance leases	(1,398)	(968)	(305)
Proceeds from stock option exercises	47	86	85
Net cash used in financing activities	(5,408)	(865)	(33,796)
Net decrease in cash, cash equivalents and restricted cash	(1,200)	(3,918)	6,453
Cash, cash equivalents and restricted cash, beginning of period	4,055	7,973	1,520
Cash, cash equivalents and restricted cash, end of period	$2,855	$4,055	$7,973
Supplemental Information:
Cash paid during the year for:
Interest	$687	$878	$1,108
Income taxes	$3,047	$5,470	$10,224

Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$1,430	$529	$—
Notes receivable from FreshRealm converted to investment in FreshRealm	$—	$2,761	$—
Declared dividends payable	$20,330	$20,343	$19,354
Acquisitions of property, plant, and equipment with capital lease	$—	$—	$2,827
Capital lease related to Temecula packinghouse	$—	$—	$3,306
Property, plant, and equipment included in trade accounts payable and accrued expenses	$312	$568	$2,059
Collection for Agricola Belher Infrastructure Advance	$—	$800	$800
Unrealized investment gain	$—	$—	$2,247

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

Restricted Cash

We have $1.0 million in restricted cash in our subsidiary Calavo de Mexico. This cash is restricted due to the 2013 tax assessment that is described in footnote 7.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of non-trade receivables, infrastructure advances and prepaid expenses. Non-trade receivables were $5.3 million and $5.7 million at October 31, 2021 and 2020.  Included in non-trade receivables are $1.7 million and $1.5 million related to the current portion of non-CDM Mexican IVA (i.e.

value-added) taxes at October 31, 2021 and 2020 (See Note 15). Infrastructure advances are discussed below. Prepaid expenses totaling $3.7 million and $4.2 million at October 31, 2021 and 2020, are primarily for insurance, rent and other items.

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

In fiscal 2021 and 2020, the Company’s estimated fair value exceeded its carrying value in Step 1 of the Company’s impairment test. The fair value of the Company’s reporting unit is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded. The Company concluded based on its Step 1 test that no goodwill impairment existed in the fiscal years ended October 31, 2021 and 2020.

Long-lived Assets

Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. For fiscal years 2021 and 2020, we performed our annual assessment of long-lived assets and determined that no impairment existed as of October 31, 2021 and 2020, except as it related to the Florida RFG plant as disclosed in Note 18.

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

In December 2014, Calavo formed a wholly owned subsidiary Calavo Growers De Mexico, S. de R.L. de C.V. (Calavo Sub).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de C.V., (Belo) a Mexican Company owned by Agricola Belher, and Agricola Don Memo, S.A. de C.V. (Don Memo). Don Memo, a Mexican corporation formed in July 2013, is engaged in the business of owning and improving land in Jalisco, Mexico for the growing of tomatoes and other produce and the sale and distribution of tomatoes and other produce. Belo and Calavo Sub have an equal one-half ownership interest in Don Memo. Pursuant to a management service agreement, Belo, through its officers and employees, shall have day-to-day power and authority to manage the operations. This investment contribution represent Calavo Sub’s 50% ownership in Don Memo, which is included in investment in unconsolidated entities on our balance sheet. We use the equity method to account for this investment. As of October 31, 2021 and 2020, we have an investment of $4.3 million and $6.1 million in Don Memo.

As of November 1, 2019, we had an equity investment of $5.8 million in FreshRealm, LLC (FreshRealm). During the quarter ended July 31, 2020, we concluded that there was no longer any value associated with our FreshRealm investment and therefore recognized a $2.8 million impairment charge to fully impair the investment. FreshRealm will likely require additional capital in order to continue as a going concern. We do not plan to invest or loan any additional capital to FreshRealm. We have performed a valuation analysis of the financial condition and projected operations of FreshRealm under various methods, including liquidation, exit multiple, and perpetual growth approaches, appropriately weighted for the circumstances. We record the amount of our investment in FreshRealm in “Investment in unconsolidated entities” on our Consolidated Balance Sheets and recognize losses in FreshRealm in “Income/ (loss) from unconsolidated entities” in our Consolidated Statement of Operations. See Note 16 for additional information.

Marketable Securities

Our marketable securities consist of our investment in Limoneira Company (Limoneira) stock. We currently own less than 10% of Limoneira’s outstanding common stock. These securities are considered available for sale securities based on management’s intent with respect to such securities and are carried at fair value as determined from quoted market prices.

On November 1, 2018 we adopted ASU 2016-01, Financial Instruments, Recognition and Measurement of Financial Assets and Liabilities, which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. With the adoption of this new standard, we reclassed unrealized gains of $12.1 million in accumulated other comprehensive income to retained earnings as of November 1, 2018. For the year ended October 31, 2019, we sold 51,271 shares of Limoneira stock and recorded a loss of $0.1 million in our consolidated statements of operations. Limoneira’s stock price at October 31, 2021, 2020, and 2019 equaled $16.13 per share, $13.83 per share, and $18.92 per share. Our remaining shares of Limoneira stock, totaling 1,677,299, were revalued to $16.13 per share and $13.83 per share at October 31, 2021 and 2020, as a result, we recorded a gain of $3.9 million and a loss of $8.5 million for the year ended October 31, 2021 and 2020 in our consolidated statements of operations. These shares were pledged on December 1, 2021, in connection with an amendment to our line of credit agreement. See Note 6 for further information.

Advances to Suppliers

We advance funds to third-party growers primarily in Mexico for various farming needs. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. We continuously evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance. No such allowance was required at October 31, 2021 and 2020.

Pursuant to our distribution agreement, which was amended in fiscal 2011, with Agricola Belher (Belher) of Mexico, a producer of fresh vegetables, primarily tomatoes, for export to the U.S. market, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our Company, primarily our Arizona facility. In exchange, we agreed to sell and distribute such tomatoes, make advances to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. These advances will be collected through settlements by the end of each year. For fiscal 2021 and 2020, we agreed to advance $4.5 million and $4.5 million for preseason advances. As of October 31, 2021 and 2020, we have total advances of $4.5 million and $4.5 million to Belher pursuant to this agreement, which is recorded in advances to suppliers.

Similar to Belher, we make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from such tomato sales to Don Memo, net of our commission and aforementioned advances. As of October 31, 2021 and 2020, we have total advances of $4.2 million and $2.4 million to Don Memo, which is recorded in advances to suppliers, offset by tomato liabilities from the sales of tomatoes per the tomato marketing agreement.

We have entered into a distribution agreement with a new tomato grower Exportadora Silvalber (Silvalber). We made $1.0 million in advances for operating purposes, similar to Belher and Don Memo, as of October 31,2021. Advances to suppliers are offset by tomato liabilities from the sales of tomatoes per the tomato marketing agreement.

Infrastructure Advances

Pursuant to our infrastructure agreements, we make advances to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned/controlled by Belher and Don Memo, as well as packing line equipment.

In October 2020, we entered into an infrastructure loan agreement with Don Memo for $2.4 million secured by Don Memo’s property and equipment. This infrastructure loan will accrues interest at 7.25%. In October 2020, we advanced $0.7 million related to this loan agreement. We advanced an additional $0.7 million, and $0.6 million in the first, and second quarters of fiscal 2021, for a total outstanding balance at October 31, 2021 of $2.0 million ($0.4 million is included in prepaids and other currents assets and $1.6 million in other assets). As of October 31, 2020, we advanced a total of $0.7 million ($0.4 million is included in prepaids and other current assets and $0.3 million in other assets).

In August 2018, we entered into an amended infrastructure loan agreement with Belher and advanced $3.0 million. This amount shall be paid back in annual installments of $0.6 million through June 2023, and accrues interest at Libor plus 10%. Loans prior to this amended agreement accrued interest at Libor plus 3.0%. In August 2020, we have agreed to amend the terms of this agreement to lower the interest rate to 7.25% and changed the repayment terms to two years ($0.9 million per year). Included in prepaids and other current assets is the final installment of $0.9 million.

As of October 31, 2021, we have loaned a total of $0.9 million (included in prepaid expenses and other current assets). As of October 31, 2020, we have loaned a total of $1.8 million ($0.9 million included in prepaid expenses and other current assets and $0.9 million included in other long-term assets). Belher may prepay, without penalty, all or any portion of the loans at any time. In order to secure their obligations pursuant to both agreements discussed above, Belher granted us a first-priority security interest in certain assets, including cash, inventory and fixed assets, as defined.

In July 2021, we made a bridge loan of $3.5 million to Belher which is due in December 2021, and which is secured by certain farmland in Mexico. The loan accrues interest at 10 percent. This bridge loan has been recorded in prepaid expenses and other current assets as of October 31, 2021.

Accrued Expenses

Included in accrued expenses are liabilities related to the receipt of goods and/or services for which an invoice has not yet been received. These totaled approximately $32.6 million and $26.4 million for the year ended October 31, 2021 and 2020.

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

Customers

We sell to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesale customers. Our top ten customers accounted for approximately 58%, 56% and 59% of our consolidated net sales in fiscal years 2021, 2020 and 2019. Sales to our largest customer, Kroger (including its affiliates), represented approximately 16%, 18%, and 21% of net sales in each of fiscal years 2021, 2020, and 2019. Additionally, Wal-Mart (including its affiliates) represented approximately 11%, 12% and 13% of net sales in fiscal years 2021, 2020 and 2019. No other single customer accounted for more than 10% of our net sales in any of the last three fiscal years.

Shipping and Handling

We include shipping and handling fees billed to customers in net sales. Amounts incurred by us for freight are included in cost of goods sold.

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

Allowance for Accounts Receivable

We provide an allowance of $4.8 million and $3.5 million for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable as of October 31, 2021 and 2020.

Loss on Reserve for FreshRealm Note Receivable and Impairment of Investment

At the beginning of fiscal year 2020, we had a note receivable from FreshRealm totaling $34.5 million which has been fully reserved during fiscal 2020.

In July 2021, FreshRealm paid Calavo the Loan Payoff Amount per the Separation Agreements with FreshRealm (See Note 16) of $6.0 million, and we recorded the receipt as a recovery of the reserve for collectability of the FreshRealm note receivable on the statement of operations. Therefore, the Notes mentioned above, have been deemed paid in full.

Consignment Arrangements

We frequently enter into consignment arrangements with avocado and tomato growers and packers located outside of the U.S. and growers of certain perishable products in the U.S. Although we generally do not take legal title to these avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. Amounts recorded for each of the fiscal years ended October 31, 2021, 2020 and 2019 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2021	2020	2019

Sales	$52,287	$64,922	$64,510
Cost of Sales	45,945	57,554	57,061
Gross Profit	$6,342	$7,368	$7,449

Advertising Expense

Advertising costs are expensed when incurred and are generally included as a component of selling, general and administrative expense. Such costs were approximately $0.4 million, $0.4 million and $0.3 million for fiscal years 2021, 2020, and 2019.

Research and Development

Research and development costs are expensed as incurred and are generally included as a component of selling, general and administrative expense. Total research and development costs for fiscal year 2021 and 2020 was approximately $0.3 million and $0.7 million. Total research and development costs for fiscal years 2019 were less than $0.1 million.

Restructuring Costs

For the year ended October 31, 2021, we recorded $0.9 million of consulting expenses (included in selling, general and administrative expenses) related to an enterprise-wide strategic business operations study conducted by a third-party management consulting organization for the purpose of restructuring to improve the profitability of the organization and efficiency of its operations. We also recorded $0.6 million of management recruiting and severance costs related to this restructuring initiative. As part of the above consulting agreement, we have agreed to pay a “Success Fee” based on the improvement of financial results starting January 1, 2022. No accrual is considered necessary related to this Success Fee as of October 31, 2021.

Other Income

Included in other income is dividend income totaling $0.6 million for fiscal years 2021, 2020 and 2019. See Note 8 for related party disclosure related to other income.

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

Basic and diluted net income per share is calculated as follows (U.S. dollars in thousands, except per share data):

	Year ended October 31,
	2021	2020	2019
Numerator:
Net income (loss) attributable to Calavo Growers, Inc.	$(11,818)	$(13,625)	$36,646
Denominator:
Weighted average shares – Basic	17,621	17,564	17,519
Effect of dilutive securities – Restricted stock/options	—	—	74
Weighted average shares – Diluted	17,621	17,564	17,593
Net income (loss) per share attributable to Calavo Growers, Inc:
Basic	$(0.67)	$(0.78)	$2.09
Diluted	$(0.67)	$(0.78)	$2.08

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

For the years ended October 31, 2021, 2020 and 2019, we recognized compensation expense of $4.0 million, $4.5 million, and $3.6 million related to stock-based compensation (See Note 12). The value of the stock-based compensation was determined from quoted market prices at the date of the grant.

Foreign Currency Translation and Remeasurement

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries is the United States dollar. As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements are included in income. Gains and losses resulting from foreign currency transactions are also recognized in income. Total foreign currency translation gains for fiscal 2021, net of losses, was $0.9 million. Total foreign currency translation losses for fiscal 2020 and 2019, net of gains, were $1.0 million, and $0.3 million.

Fair Value of Financial Instruments

We believe that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets. Due to current market rates, we believe that our fixed-rate long-term obligations and finance leases have nearly the same fair value and carrying value of approximately $7.1 million and $7.1 million as of October 31, 2021 and 2020.

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

On November 1, 2020, the Company adopted an ASU, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update provides guidance regarding the capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract. This ASU was adopted prospectively and cloud computing implementation costs incurred on November 1, 2020 or later are included in other noncurrent assets in the consolidated balance sheet and are presented within operating cash flows. As of October 31, 2021, capitalized implementation costs included in other noncurrent assets were less than $0.1 million and there was no accumulated amortization or amortization expense recorded during the year ended October 31, 2021.

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

On November 1, 2018 we adopted a new accounting standard, which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. With the adoption of this new standard, we reclassed unrealized gains of $12.1 million in accumulated other comprehensive income to retained earnings as of November 1, 2018. There was no comprehensive income for fiscal years 2021, 2020 and 2019.

Noncontrolling Interest

The following tables reconcile shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Year ended	Year ended
Avocados de Jalisco noncontrolling interest	October 31, 2021	October 31, 2020

Noncontrolling interest, beginning	$1,472	$1,688
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(104)	(216)
Noncontrolling interest, ending	$1,368	$1,472

3. Inventories

Inventories consist of the following (in thousands):

	October 31,	October 31,
	2021	2020

Fresh fruit	$17,648	$14,677
Packing supplies and ingredients	13,088	12,540
Finished prepared foods	10,021	14,570
	$40,757	$41,787

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

On October 18, 2021, the Company announced the closure of RFG’s food processing operations at its Green Cove Springs (near Jacksonville), Florida facility, as part of its Project Uno profit improvement program. As of November 15, the Green Cove facility of RFG has ceased operations. The Company’s Fresh avocado operations at this facility will continue in operation and are not affected. RFG will continue to serve customers of this location from its other food processing locations, primarily in Georgia. We wrote down inventory related to this closure of $0.6 million as of October 31, 2021. See Note 18 for further information.

4. Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2021	2020

Land	$11,008	$11,008
Buildings and improvements	46,133	44,984
Leasehold improvements	25,114	33,047
Equipment	115,942	108,505
Information systems - hardware and software	11,598	11,385
Construction in progress	5,802	5,244
	215,597	214,173
Less accumulated depreciation and amortization	(97,317)	(83,903)
	$118,280	$130,270

Depreciation expense was $14.5 million, $13.9 million and $13.0 million for fiscal years 2021, 2020, and 2019. Included in property, plant, and equipment is finance leases. Amortization of finance leases was $1.8 million and $1.0 million for fiscal years 2021 and 2020.

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

On October 18, 2021, the Company announced the closure of RFG’s food processing operations at its Green Cove Springs (near Jacksonville), Florida facility, as part of its Project Uno profit improvement program. As of November 15, the Green Cove facility of RFG has ceased operations. The Company’s Fresh avocado operations at this facility will continue in operation and are not affected. RFG will continue to serve customers of this location from its other food processing locations, primarily in Georgia.

The closure resulted in a reduction of 140 employees, impairment of leasehold improvements, writedowns of inventory and other assets, and certain cash expenditures for the relocation of machinery and equipment and the closure of the leased facilities. See Note 18 for further information.

5. Other Assets and Intangibles

Other assets consist of the following (in thousands):

	October 31,	October 31,
	2021	2020
Mexican IVA (i.e. value-added) taxes receivable (see note 15)	$37,493	$30,126
Infrastructure advances to Agricola Belher and Agricola Don Memo	1,641	1,215
Other	1,366	1,217
	$40,500	$32,558

The intangible assets consist of the following (in thousands):

		October 31, 2021			October 31, 2020
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	7 years	$17,340	$(9,989)	$7,351	$17,340	$(8,613)	$8,727
Trade names	11 years	4,060	(2,980)	1,080	4,060	(2,852)	1,208
Trade secrets/recipes	9 years	630	(567)	63	630	(517)	113
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$22,305	$(13,536)	$8,769	$22,305	$(11,982)	$10,323

We recorded amortization expense of approximately $1.6 million, $1.1 million, and $0.7 million for fiscal years 2021, 2020, and 2019. We anticipate recording amortization expense of approximately $1.6 million for fiscal year 2022, $1.5 million for each fiscal years 2023 through 2024 and $4.1 million thereafter.

6. Revolving Credit Facilities

We have a revolving credit facility with Bank of America, N.A. (Bank of America) as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West (FCW), as joint lead arranger.

On January 29, 2021, we entered into the Third Amendment to Credit Agreement (the “Third Amendment”) with Farm Credit West, PCA and Bank of America, N.A. relating to our Credit Agreement dated as of June 14, 2016, First Amendment to Credit Agreement dated as of August 29, 2016, and Second Amendment to Credit Agreement dated as of February 28, 2019 (collectively, the “Credit Facility”). This Third Amendment, among other things, provides for a five-year extension of the maturity date to January 29, 2026, a $20 million increase in the revolving commitment to $100 million (from $80 million) (for a total facility size of $150 million if the $50 million accordion is exercised, up from a total size of $130 million), and a 25 basis point increase in the interest rate. The new interest rate schedules are effective mid-June 2021. The weighted-average interest rate under the Credit Facility was 2.2% and 1.9% at October 31, 2021 and 2020, respectively.  Under the Credit Facility, we had $37.7 million and $20.6 million outstanding as of October 31, 2021 and 2020, and had standby letters-of-credit of $2.5 million as of October 31, 2021.  In accordance with the extended due date, the outstanding balance of the Credit Facility has been classified as long-term in the accompanying balance sheet as of October 31, 2021.

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

As of October 31, 2021, the Company was out of compliance with the Fixed Charge Coverage Ratio (“FCCR”) for the quarter ended as of that date, and expected to be out of compliance with this requirement for the first half of fiscal 2022. In response to this event of default, the Company and Bank of America have entered into the Fourth Amendment,

Limited Waiver and Limited Consent to Credit Agreement (the “Amendment”) on December 1, 2021. The principal terms of the Amendment are as follows:

●	The interest rate was increased by 0.50%.
●	The FCCR will not be tested for the quarters ended October 31, 2021, January 31, 2022 and April 30, 2022. Testing will resume for the quarter ended July 31, 2022.
●	The quarterly FCCR will be replaced by a cumulative monthly minimum Consolidated EBITDA requirement, with the first measurement to occur as of January 31, 2022 for the three months then ended, and continuing monthly thereafter through June 2022.
●	Consolidated financial statements must be submitted monthly for the month and year-to-date period, beginning with the financial statements for the month of November 2021 and continuing through June 2022.
●	The Company will pledge the 1,677,000 shares it holds of Limoneira stock as collateral (which collateral is in addition to the general business assets of the Company that already secure the credit facility). The pledge will be lifted upon such time as the Company has certified compliance with a 1.15 to 1.0 minimum FCCR for two consecutive fiscal quarters.
●	Calavo de Mexico will be added as a guarantor of the line of credit.

The above terms and conditions will remain in effect until such time as the Company has certified compliance with a 1.15 to 1.0 minimum FCCR for two consecutive fiscal quarters. In addition, pursuant to the Amendment, Bank of America and the Lenders consented to the Borrower’s intercompany transfer of up to $25 million to Calavo de Mexico (CDM),  for the purpose of providing CDM the alternative to offer cash security as collateral in favor of the Mexican Federal Tax Administration Service (the “Mexican SAT”) for its tax obligations imposed by the Mexican SAT with respect to an assessment for the year ending December 31, 2013 (“2013 Tax Assessment”, See Note 7). This cash security would be intended as a substitute for the liens the Mexican SAT placed on the fixed assets of CDM as described in Note 7. The Amendment further provides that any payments in settlement of the 2013 Tax Assessment of up to $25 million may be excluded as cash tax payments in the calculation of the quarterly FCCR. Such advance may be made only once the January 2022 financial statements of the Company are delivered to Bank of America and the Company is otherwise in compliance with the terms of the credit agreement.

Bank of America has waived the default as of October 31, 2021, and therefore we are in compliance with all financial covenants. We expect to remain in compliance at minimum through December 2022.

The Company and Bank of America have also entered into a fifth Amendment to our credit facilty, through which the LIBOR reference interest rate will be replaced by the BSBY Bloomberg rate

7. Commitments and Contingencies

Commitments and guarantees

We lease facilities and certain equipment under non-cancelable leases expiring at various dates through 2031. We are committed to make minimum cash payments under these agreements as of October 31, 2021. See Note 17 for the adoption of the new lease accounting standard.

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

On October 18, 2021, the Company determined as part of Project Uno, a previously announced profit improvement program, that the Company will discontinue its Renaissance Food Group’s food processing operations at its Green Cove Springs (near Jacksonville), Florida facility by mid to late November 2021. The Company’s Fresh (avocado) operations at the facility will continue and are not affected. The closure, which occurred on November 15, 2021, resulted in a reduction of 140 employees. The Company, through its Renaissance Food Group, will continue to serve its customers from its other food processing locations and is committed to providing a smooth transition for customers and employees. See Note 18 for further information.

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

As a result, in April 2019, the MFM issued a final tax assessment to CDM (the “2011 Assessment”) totaling approximately $2.2 billion Mexican pesos (approx. $108.2 million USD at October 31, 2021) related to Income Tax, Flat Rate Business Tax and value added tax, corresponding to the fiscal year 2011 tax audit. We filed an Administrative Appeal challenging the MFM’s 2011 Assessment on June 12, 2019. The filing of an administrative appeal in Mexico is a process in which the taxpayer appeals to a different office within the Mexican tax authorities, forcing the legal office within the MFM to rule on the matter. This process preserves the taxpayer’s right to litigate in tax court if the Administrative Appeal process ends without a favorable or just resolution.

In February 2021, the legal division of the MFM issued a resolution in which the 2011 Assessment was revoked. As a result, the legal division ordered the MFM to issue a new tax assessment, taking into consideration arguments made by the Company in its filing of the administrative appeal.

On June 16, 2021, Calavo reached a settlement agreement with the MFM regarding the 2011 Assessment. Under the terms of the settlement, Calavo agreed to pay approximately $47.8 million Mexican pesos (approximately $2.4 million USD) as a full and final settlement of all taxes, fines and penalties asserted by the MFM. The settlement included $1.5 million USD of income taxes and $0.9 million USD of value added taxes, with both amounts including penalties and interest and inflationary adjustments, which have been recorded in the accompanying financial statements as a discrete item in Income Tax Provision, and in Expenses related to Mexican tax matters, respectively. An additional $0.3 million USD of related professional fees have also been recorded as expenses related to the Mexican tax matters.

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

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approximately $127.9 million USD at October 31, 2021) related to Income Tax, Flat Rate Business Tax, and value added tax, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of October 31, 2021 to the amount of $3 billion Mexican pesos (approx. $147.6 million USD).  Additionally, the tax authorities have determined that we owe our employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $5.8 million USD at October 31, 2021).

We have consulted with both an internationally recognized tax advisor as well as a global law firm with offices throughout Mexico, and we continue to believe that this tax assessment is without merit. In August 2018, we filed an Administrative Appeal on the 2013 Assessment, appealing our case to the SAT’s central legal department in Michoacan. Furthermore, in August 2018, we received a favorable ruling from the SAT’s central legal department in Michoacan on another tax matter (see Note 15 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2013 Assessment. We believe this recent ruling significantly undermines the 2013 Assessment.

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

We strongly disagree with above actions taken and conclusions reached by the SAT, and have since taken the following measures in vigorous defense of our position:

●	Retained a global law firm with offices throughout Mexico to provide legal representation before the SAT, as well as retained the legal division of an internationally recognized tax advisor, to provide legal representation before the Federal Tax Court.
●	On August 17, we filed a writ with the SAT requesting a substitution of a financial bond for the above-mentioned liens.
●	On August 18, we filed an Administrative Reconsideration (the Reconsideration) before the Central Legal Department of the SAT located in Mexico City, asserting that the resolution in March of the Administrative Appeal was wrongly concluded, in particular with respect to the following matters:
o	Failure to recognize CDM as a “maquiladora”
o	Considering the Company to have a permanent establishment in Mexico,
o	Including fruit purchase deposits transferred by the Company to CDM as taxable,
o	Application of 16% IVA tax to fruit purchase deposits
o	Imposing double-taxation on the fruit purchase transactions

●	On August 27, we filed a formal complaint, or queja, (the Complaint) before the PRODECON to request their assistance with having the SAT act upon the Reconsideration. This complaint was later withdrawn in September, but may still be reinstated if deemed appropriate in the future. It should be noted that although the SAT is not obligated to act upon the Reconsideration, however, we believe that having the option of re-filing the PRODECON Complaint makes it likely that the SAT will respond to the Administrative Reconsideration and be open to settlement discussions.
●	On August 20, we filed an Annulment Suit (the Suit) with the Federal Tax Court, which among other things, strongly contends that the notifications made by the SAT to CDM and its designated advisors of the resolution of the Administrative Appeal in March were not legally communicated. In addition, the Suit asserts the same matters central to the Reconsideration, as described above, as wrongly concluded in the resolution of the Administrative Appeal.
●	On September 22, we had an initial in-person meeting with the SAT in Mexico City to formally present and discuss the Reconsideration. The SAT agreed to review our Reconsideration in more detail. We are awaiting the SAT’s response to setup a follow up meeting to further discuss the Reconsideration.

While the submission of the Suit is still under review by the Tax Court, we believe that the Suit will ultimately be accepted by the Tax Court, which will render the 2013 Assessment as non-definitive, and which will allow CDM to petition the Tax Court for a halt to any collection procedures by the SAT and a substitution of a bond for any liens placed on CDM assets.

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Suit in the Tax Court, we also believe it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT agree to reach a settlement. In accordance with our cumulative probability analysis, based on factors such as recent settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we have recorded a provision of $11 million USD in the accompanying financial statements as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We incurred $0.6 million USD of related professional fees, which have been recorded in Expenses related to Mexican Tax matters.

8. Related-Party Transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the years ended October 31, 2021, 2020, and 2019, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $17.8 million, $18.0 million and $11.9 million. We did not have any amounts due to Board members as of October 31, 2021 and 2020.

During fiscal years 2021, 2020, and 2019, we received $0.5 million, $0.5 million and $0.5 million as dividend income from Limoneira. In addition, we lease office space from Limoneira for our corporate office. Rent to Limoneira amounted to approximately $0.3 million for fiscal years 2021, 2020, and 2019. Harold Edwards, who is a member of our Board of Directors, is the Chief Executive Officer of Limoneira Company. We have less than 10% ownership interest in Limoneira.

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

As of October 31, 2021, 2020 and 2019, we have an investment of $4.3 million, $6.1 million and $4.9 million, representing Calavo Sub’s 50% ownership in Don Memo, which is included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission, other direct expenses, and aforementioned advances. In October 2020, we entered into an infrastructure loan agreement with Don Memo for $2.4 million secured by Don Memo’s property and equipment. This infrastructure loan will accrue interest at 7.25%. In October 2020, we advanced $0.7 million related to this loan agreement. We advanced an additional $0.7 million, and $0.6 million in the first, and second quarters of fiscal 2021, for a total outstanding balance at October 31, 2021 of $2.0 million ($0.4 million is included in prepaids and other currents assets and $1.6 million in other assets). As of October 31, 2020, we have advanced a total of $0.7 million ($0.4 million is included in prepaids and other current assets and $0.3 million in other assets).

As of October 31, 2021, 2020 and 2019, we had outstanding advances of $4.2 million, $2.4 million and $3.7 million to Don Memo. As of October 31, 2021, 2020 and 2019, we had a tomato liability of $3.0 million, $1.8 million and $0.9 million to Don Memo. During the year ended October 31, 2021, 2020 and 2019 we purchased $14.7 million, $15.8 million and $14.1 million of tomatoes from Don Memo pursuant to our consignment agreement.

We had grower advances due from Belher of $4.5 million, $4.5 million and $4.5 million as of October 31, 2021, 2020 and 2019. In August 2018, we entered into an amended infrastructure agreement with Belher and advanced $3.0 million. This amount was to be paid back annually at $0.6 million through June 2023, and accrue interest of LIBOR plus 10%. In August 2020, we have amended this agreement to lower the interest rate to 7.25% and change the repayment terms to two years ($0.9 million per year). We had infrastructure advances due from Belher of $0.9 million, $1.8 million and $2.6 million as of October 31, 2021, 2020 and 2019. Of these infrastructure advances $0.9 million was recorded as receivable in prepaid and other current assets as of October 31, 2021. During the year ended October 31, 2021, 2020 and 2019, we purchased $16.3 million, $26.9 million, and $19.5 million of tomatoes from Belher pursuant to our consignment agreement.

In July 2021, we made a bridge loan of $3.5 million to Belher which is due in December 2021, and which is secured by certain farmland in Mexico. The loan accrues interest at 10 percent. This bridge loan has been recorded in prepaid expenses and other current assets as of October 31, 2021.

In August 2015, we entered into Shareholder’s Agreement with various partners which created Avocados de Jalisco, S.A.P.I. de C.V. Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. This entity is approximately 83% owned by Calavo and is consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico and such packinghouse began operations in June of 2017. As of October 31, 2021 and 2020, we have made an insignificant amount of preseason advances to various partners of Avocados de Jalisco. During the year ended October 31, 2021, 2020 and 2019, we purchased approximately $13.0 million, $8.3 million and $2.5 million of avocados from the partners of Avocados de Jalisco.

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

In July 2021, FreshRealm paid Calavo the Loan Payoff Amount of $6.0 million, and we recorded the receipt as a recovery of the reserve for collectability of the FreshRealm note receivable on the statement of operations. Therefore, the Notes mentioned above have been deemed paid in full. See Note 16 for more information.

9. Income Taxes

On March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security (CARES) Act. The CARES Act is a relief package intended to assist many aspects of the Country’s economy of which certain components of the Act impacted the Company's 2020 income tax provision. We recorded approximately $1.3 million of tax benefit as a result of the provision allowing taxpayers to carry back net operating losses to offset taxable income on previously filed tax returns.

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

The income tax provision (benefit) consists of the following for the years ended October 31, (in thousands):

	2021	2020	2019

Current:
Federal	$(3,449)	$(5,684)	$9,146
State	323	(214)	2,516
Foreign	16,703	645	290
Total current	13,577	(5,253)	11,952

Deferred:
Federal	790	576	516
State	(343)	(505)	209
Foreign	(3,934)	260	205
Total deferred	(3,487)	331	930
Change in valuation allowance	657	630	—
Total income tax provision (benefit)	$10,747	$(4,292)	$12,882

At October 31, 2021 and 2020, gross deferred tax assets totaled approximately $29.3 million and $31.5 million, while gross deferred tax liabilities totaled approximately $22.7 million and $28.4 million. Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

Significant components of our deferred taxes assets (liabilities) as of October 31, are as follows (in thousands):

	2021	2020

Property, plant, and equipment	(4,764)	(11,552)
Intangible assets	5,051	6,861
Unrealized gain, Limoneira investment	(1,138)	(116)
Investment in FreshRealm	—	1,096
Stock-based compensation	511	812
State taxes	(498)	(592)
Credits and incentives	1,808	1,345
Allowance for accounts receivable	1,259	1,165
Inventories	507	864
Accrued liabilities	2,067	2,119
Operating lease - Right of use assets	(15,839)	(15,732)
Operating lease liabilities	17,040	16,895
Net operating loss	1,093	369
Valuation allowance	(1,291)	(631)
Other	(490)	(417)
Long-term deferred income taxes	$5,316	$2,486

As of October 31, 2021 and 2020, the Company has gross state net operating loss carryforwards of approximately $19.0 million and $7.2 million with carryforward periods primarily ranging from 20 years to indefinite. As of October 31, 2021, the Company has an estimated gross federal net operating loss of $6.7 million that is expected to be carried back to one of the five preceding tax years. Any unused losses may be carried forward indefinitely and do not expire. The Company incurred a net operating loss of $11.8 million for the fiscal year 2020 which was carried back to its fiscal 2015 tax period and fully utilized.

The Company records a valuation allowance against deferred tax assets when determined that all or a portion of the deferred tax assets are not more likely than not to be realized based on all available evidence. As of October 31, 2021, the Company recorded an approximate $1.2 million valuation allowance against the deferred tax assets for state tax credit carryforwards that are more likely than not to expire unutilized between 2022 and 2028.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income (loss) for the years ended October 31, is as follows:

	2021	2020	2019

Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal effects	11.6	4.4	3.7
Rate differential on NOL carryback	125.8	6.2	—
Foreign income tax rate differential	16.1	(2.3)	0.4
Mexican tax assessments	(1,059.9)	—	—
Stock based compensation	(16.7)	—	—
Provision to return	39.2	(2.5)	0.7
State rate change	9.2	(0.1)	(0.2)
Valuation allowance	(44.1)	(2.7)	—
Other	(15.5)	(0.3)	0.4
	(913.3)%	23.7%	26.0%

For fiscal years 2021, 2020 and 2019, income (loss) before income taxes (benefit) related to domestic operations was approximately $(5.0) million, $(18.9) million, and $47.9 million. For fiscal years 2021, 2020 and 2019, income before income taxes (benefit) related to foreign operations was approximately $3.8 million, $0.8 million and $1.6 million. The Company’s distortive effective tax rate for fiscal year 2021 differs from that of prior fiscal periods primarily due to impacts of one-time tax events including the 2011 and 2013 Mexico Assessments, tax rate arbitrage on carryback claims under the CARES Act, and near break-even pre-tax operations relative to prior fiscal periods.

As of October 31, 2021, and 2020, we had a liability of $11.3 million and $0.1 million for unrecognized tax expenses related primarily to the probable outcomes of the 2013 Mexico Assessment. See Note 7 for further information.

A reconciliation of the beginning and ending amount of gross unrecognized taxes (exclusive of interest and penalties) was as follows (in thousands):

	Year Ended October 31,
	2021	2020
Beginning balance	$72	$72
Gross increase - Tax positions in prior periods	131	—
Gross increase - Tax positions in current period	11,100	—
Ending balance	$11,303	$72

Although it is reasonably possible that certain unrecognized taxes may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized taxes over the next 12 months. See Note 7 for additional details.

We are subject to U.S. federal income tax as well as income of multiple state tax and foreign tax jurisdictions. We are no longer subject to U.S. income tax examinations for the fiscal years prior to October 31, 2018, and are no longer subject to state income tax examinations for fiscal years prior to October 31, 2017.

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

The following table sets forth sales by product category and sales allowances, by segment (in thousands)

	Fresh		Calavo	Interco.
	products	RFG	Foods	Elimins.	Total

	(All amounts are presented in thousands)
Year ended October 31, 2021
Net sales	$588,527	$396,472	$77,566	$(6,735)	$1,055,830
Cost of sales	540,740	399,974	64,426	(6,735)	998,405
Gross profit (loss)	$47,787	$(3,502)	$13,140	$—	$57,425

Year ended October 31, 2020
Net sales	$585,052	$404,723	$75,220	$(5,624)	$1,059,371
Cost of sales	537,489	383,331	54,277	(5,624)	969,473
Gross profit	$47,563	$21,392	$20,943	$—	$89,898

Year ended October 31, 2019
Net sales	$621,183	$486,063	$94,734	$(6,203)	$1,195,777
Cost of sales	534,600	465,563	73,735	(6,203)	1,067,695
Gross profit	$86,583	$20,500	$20,999	$—	$128,082

For fiscal year 2021, 2020 and 2019, inter-segment sales and cost of sales of $2.5 million, $1.7 million and $1.8 million between Fresh products and RFG were eliminated. For fiscal year 2021, 2020 and 2019, inter-segment sales and cost of sales of $4.2 million, $4.0 million and $4.0 million between Calavo Foods and RFG were eliminated.

The following table sets forth sales by product category, by segment (in thousands):

	Year Ended October 31, 2021				Year Ended October 31, 2020

	Fresh		Calavo		Fresh		Calavo
	products	RFG	Foods	Total	products	RFG	Foods	Total

Avocados	$536,969	$—	$—	$536,969	$521,542	$—	$—	$521,542
Tomatoes	43,658	—	—	43,658	53,922	—	—	53,922
Papayas	10,884	—	—	10,884	10,529	—	—	10,529
Other fresh income	693	—	—	693	327	—	—	327
Fresh-cut fruit & veg. and prepared foods	—	403,017	—	403,017	—	406,572	—	406,572
Prepared avocado products	—	—	79,919	79,919	—	—	79,382	79,382
Salsa	—	—	2,784	2,784	—	—	2,783	2,783
Total gross sales	592,204	403,017	82,703	1,077,924	586,320	406,572	82,165	1,075,057
Less sales allowances	(3,677)	(6,545)	(5,137)	(15,359)	(1,268)	(1,849)	(6,945)	(10,062)
Less inter-company eliminations	(2,497)	—	(4,238)	(6,735)	(1,651)	—	(3,973)	(5,624)
Net sales	$586,030	$396,472	$73,328	$1,055,830	$583,401	$404,723	$71,247	$1,059,371

	Year Ended October 31, 2020				Year Ended October 31, 2019

	Fresh		Calavo		Fresh		Calavo
	products	RFG	Foods	Total	products	RFG	Foods	Total

Avocados	$521,542	$—	$—	$521,542	$569,779	$—	$—	$569,779
Tomatoes	53,922	—	—	53,922	40,879	—	—	40,879
Papayas	10,529	—	—	10,529	10,931	—	—	10,931
Other fresh income	327	—	—	327	1,353	—	—	1,353
Fresh-cut fruit & veg. and prepared foods	—	406,572	—	406,572	—	488,373	—	488,373
Prepared avocado products	—	—	79,382	79,382	—	—	100,842	100,842
Salsa	—	—	2,783	2,783	—	—	3,252	3,252
Total gross sales	586,320	406,572	82,165	1,075,057	622,942	488,373	104,094	1,215,409
Less sales allowances	(1,268)	(1,849)	(6,945)	(10,062)	(1,759)	(2,310)	(9,360)	(13,429)
Less inter-company eliminations	(1,651)	—	(3,973)	(5,624)	(2,246)	—	(3,957)	(6,203)
Net sales	$583,401	$404,723	$71,247	$1,059,371	$618,937	$486,063	$90,777	$1,195,777

Sales to customers outside the U.S. were approximately $34.8 million, $29.7 million and $42.5 million for fiscal years 2021, 2020, and 2019.

RFG segment sales included sales to one customer who represented more than 10% of total consolidated revenues for fiscal 2021, 2020 and 2019. Additionally, the Fresh products segment had sales to one customer that represented more than 10% of total consolidated revenues for fiscal 2021, 2020 and 2019.

Our goodwill balance of $28.7 million is attributed by segment to Fresh products for $4.0 million and RFG for $24.7 million as of October 31, 2021. Our goodwill balance of $28.6 million is attributed by segment to Fresh products for $3.9 million and RFG for $24.7 million as of October 31, 2020.

Long-lived assets attributed to geographic areas as of October 31, are as follows (in thousands):

	United States	Mexico	Consolidated
2021	$81,059	$37,221	$118,280
2020	$95,110	$35,160	$130,270

11. Long-Term Obligations

Long-term obligations at fiscal year ends consist of the following (in thousands):

	2021	2020
Finance leases	7,140	7,059
Less current portion	(1,587)	(1,343)
	$5,553	$5,716

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

On November 2, 2020, 11 of our non-employee directors were each granted 1,500 restricted shares, as part of their annual compensation (total of 16,500 shares). In January of fiscal 2020 all 12 of our non-employee directors were granted 1,500 restricted shares each (total of 18,000 shares). In January of fiscal 2019, all 12 of our non-employee directors were granted 1,750 restricted shares each (total of 21,000 shares). These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock was $67.97, $87.21 and $71.56 for each respective year. After one year from the grant date, as long as the directors are still serving on the Board of Directors, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants were $1.1 million and $1.6 million for the year ended October 31, 2021 and 2020.

On November 2, 2020, our executive officers were granted a total of 9,334 restricted shares. On December 18, 2019, our executive officers were granted a total of 31,158 restricted shares. On December 14, 2018, our executive officers were granted a total of 14,522 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such dates was $67.97, $87.63 and $85.67, respectively. The shares granted in fiscal year 2021, vest over two years, on an annual basis, beginning November 2, 2021. The shares granted in fiscal years 2020 and 2019, vest in one-third increments, on an annual basis, beginning December 18, 2020 and December 14, 2019. All shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants were $1.0 million and $1.4 million for the year ended October 31, 2021 and 2020.

In April 2021, the Board of Directors approved the vesting of all of the remaining restricted shares outstanding to our former Chief Executive Officer and Board member. With this vesting, we recognized stock-based compensation of $0.7 million for the year ended October 31, 2021. We recorded amortization of $0.3 million for the year ended October 31, 2021, of previous stock grants before his retirement.

In June 2021, our former chief financial officer, resigned from Calavo and 5,598 restricted shares were forfeited. We recorded amortization of $0.1 million for the year ended October 31, 2021, of previous stock grants before his resignation.

In September 2021, the Board of Directors approved the vesting of all of the remaining restricted shares outstanding to our former Chief Executive Officer. With this vesting, we recognized stock-based compensation of $0.7 million for the year ended October 31, 2021.

A summary of stock option activity, related to our 2011 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2020	16	$44.21
Exercised	(2)	$23.48
Outstanding at October 31, 2021	14	$47.17	$98
Exercisable at October 31, 2021	12	$45.59	$65

The weighted average remaining life of such outstanding options is 2.5 years. The weighted average remaining life of such exercisable options is 2.5 years. The fair value of vested shares as of October 31, 2021 and 2020, was $0.1 million and $0.8 million.

The 2020 Equity Incentive Plan

In April 2021, our shareholders approved the Calavo Growers, Inc. 2020 Equity Incentive Plan (the 2020 Plan). All directors, officers, employees and consultants (including prospective directors, officers, employees and consultants) of Calavo and its subsidiaries are eligible to receive awards under the 2020 Plan. This is a five-year plan, with up to 1,500,000 shares issuable through December 2031.

On October 11, 2021, as part of her employment agreement, Mariela Matute, our newly appointed Chief Financial Officer, was granted 8,199 restricted shares. The closing price of our stock on such date was $36.59. These shares vest in one-third increments, on an annual basis. These shares were granted pursuant to our 2020 Plan. The total recognized stock-based compensation expense for these grants was less than $0.1 million for the year ended October 31, 2021.

In September 2021, our Board of Directors approved the issuance of options to acquire a total of 5,000 shares of our common stock to Steven Hollister, our newly appointed Interim Chief Executive Officer.  Such grant vests in equal increments over a two-year period and has an exercise price of $39.20 per share.  Vested options have an exercise period of five years from the vesting date.  The market price of our common stock at the grant date was $39.20.  The estimated fair market value of such option grant was approximately $0.2 million.  The total compensation cost not yet recognized as of October 31, 2021 was approximately $0.2 million, which will be recognized over the remaining service period of 24 months.

The value of each option award is estimated using a lattice-based option valuation model.  We primarily consider the following assumptions when using these models:  (1) expected volatility, (2) expected dividends, (3) expected life and (4) risk-free interest rate.  Such models also consider the intrinsic value in the estimation of fair value of the option award.

A summary of restricted stock activity, related to our 2011 Plan and 2020 Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2020	76	$80.45
Vested	(63)	$77.08
Forfeited	(6)	$64.47
Granted	36	$61.00
Outstanding at October 31, 2021	43	$64.89	$1,745

The total recognized stock-based compensation expense for restricted stock was $4.0 million and $4.5 million for the years ended October 31, 2021 and 2020.

13. Dividends

On October 29, 2021, the Company declared a $1.15 per share cash dividend to shareholders of record on November 12, 2021. On December 3, 2021, the Company paid this cash dividend which totaled $20.3 million. On December 4, 2020, the Company paid a $1.15 per share dividend in the aggregate amount of $20.3 million to shareholders of record on November 13, 2020.

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

The following table sets forth our financial assets and liabilities as of October 31, 2021 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(All amounts are presented in thousands)
Assets at Fair Value at October 31, 2021:
Investment in Limoneira Company(1)	$27,055	-	-	$27,055
Total assets at fair value	$27,055	-	-	$27,055

Assets at Fair Value at October 31, 2020:
Investment in Limoneira Company(1)	$23,197	-	-	$23,197
Total assets at fair value	$23,197	-	-	$23,197

(1)

The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. We currently own less than 10% of Limoneira’s outstanding common stock. These securities are measured at fair value by quoted market prices. Limoneira’s stock price at October 31, 2021 and October 31, 2020 equaled $16.13 per share and $13.83 per share (level 1). For the year ended October 31, 2019, we sold 51,271 shares of Limoneira stock and recorded a loss of $0.1 million in our consolidated statements of income. Our remaining shares of Limoneira stock, totaling 1,677,299, were revalued to $16.13 per share and $13.83 per share at October 31, 2021 and 2020 and, as a result, we recorded a gain of $3.9 million and a loss of $8.5 million for the year ended October 31, 2021 and 2020 in our consolidated statements of operations.

15. Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of October 31, 2021, and October 31, 2020, CDM IVA receivables totaled $37.5 million (762.1 million Mexican pesos) and $30.2 million (640.7 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2021, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or legal means.

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

In light of the foregoing, the Company is currently considering its options for resolution of the IVA receivables. In the unlikely event of an unfavorable resolution of the Administrative Appeals, we plan to file Annulment Suits with the Mexican Federal Tax Court. If these suits result in an unfavorable ruling, there is an option to appeal to the Collegiate Circuit Court. The estimated time for the resolution of these suits could be 2 – 3 years. This estimated time could be impacted and delayed by the situation of the COVID-19 pandemic.

We believe that our operations in Mexico are properly documented and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding IVA amounts. Therefore, we believe that it is probable that the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts.

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

No amounts have been recorded on the balance sheet as of October 31, 2021, with respect to a sale or success event.

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

Lease Position

The following table presents the lease-related assets and liabilities recorded on the balance sheet as of October 31, 2021 and 2020 (in thousands):

		October 31,	October 31,
		2021	2020

Assets
Non-current assets:
Operating lease assets	Operating lease right-of-use assets	$59,842	$60,262
Finance lease assets	Property, plant and equipment, net	6,907	6,830
		$66,749	$67,092
Liabilities
Current liabilities:
Operating	Current portion of operating leases	$6,817	$6,443
Finance	Current portion of long-term obligations and finance leases	1,587	1,343
Long-term obligations
Operating	Long-term operating leases, less current portion	57,561	58,273
Finance	Long-term obligations and finance leases, less current portion	5,553	5,716
		$71,518	$71,775

Weighted-average remaining lease term:	Fiscal 2021	Fiscal 2020
Operating leases	10.1 years	10.0 years
Finance leases	7.1 years	7.9 years

Weighted-average discount rate:
Operating leases	2.80%	2.83%
Finance leases	3.20%	3.28%

Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases for the year ended October 31, 2021 and 2020 (in thousands):

	Year ended	Year ended
	October 31, 2021	October 31, 2020
Amortization of financing lease assets	$1,799	$1,043
Operating lease cost	9,152	8,271
Short-term lease cost	2,981	996
Sublease income	(704)	—
Variable lease cost	275	2,865
Interest on financing lease liabilities	235	235
Total lease cost	$13,738	$13,410

Other Information

The following table presents supplemental cash flow information related to the leases for the year ended October 31, 2021 and 2020 (in thousands):

	Year ended	Year ended
Cash paid for amounts included in the measurement of lease liabilities	October 31, 2021	October 31, 2020
Operating cash flows for operating leases	$7,200	$7,689
Financing cash flows for finance leases	1,672	1,115
Operating cash flows for finance leases	235	235

The total right-of-use assets obtained in exchange for new operating leases for the year ended October 31, 2021 and 2020 was $1.0 million and $1.1 million.

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the first five years and total remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of October 31, 2021 (in thousands):

	Operating	Finance
	Leases	Leases
2022	$8,514	$1,838
2023	8,271	1,684
2024	7,782	1,099
2025	6,878	623
2026	6,586	409
Thereafter	36,319	2,467
Total lease payments	74,350	8,120
Less: imputed interest	9,972	980
Total lease liability	$64,378	$7,140

18. Closure of RFG Florida facility

On October 18, 2021, the Company announced the closure of RFG’s food processing operations at its Green Cove Springs (near Jacksonville), Florida facility, as part of its Project Uno profit improvement program. As of November 15, the Green Cove facility of RFG has ceased operations. The Company’s Fresh avocado operations at this facility will continue in operation and are not affected. RFG will continue to serve customers of this location from its other food processing locations, primarily in Georgia.

The closure resulted in a reduction of 140 employees, impairment of leasehold improvements, writedowns of inventory and other assets, and certain cash expenditures for the relocation of machinery and equipment and the closure of the leased facilities. The impairment related to the RFG Florida closure has been recorded on the face of the income statement under “Impairment and charges related to RFG Florida facility closure”.

As of October 31, 2021, the Company had leasehold improvements with a net book value of $8.8 million, right of use assets with a net book value of $4.8 million, and lease liabilities of $6.0 million recorded on the balance sheet, all related to the closed facility. The facility lease has a maturity date of October 31, 2031. The Company completed an undiscounted cash flow analysis of its its long-lived assets and estimated the undiscounted cash flow was less than the carrying value. The Company intends to seek a sub-lease tenant to assume the vacated space, and believes such a sub-lease can be obtained at a lease rate, and for a lease period, sufficient to realize the right of use asset. However, a full impairment of the leasehold improvements has been recorded, which represents the excess of the carrying value over the estimated fair value. Management will continue to evaluate the actual amounts and duration of expected future sub-lease revenues. Should the actual sub-lease revenues be less than those currently expected, the Company may need to record impairment of some or all of its investment in the right of use asset.

Following is a summary of the impairment and other charges recorded during the year ended October 31, 2021.

Leasehold improvements	8,731
Inventory (recorded in cost of goods sold)	586
Employee severance	352
Other assets	79
Total	$9,748

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

In early 2021, health agencies approved vaccines for combating the COVID-19 virus. However, actual vaccination results are ultimately dependent on, among other factors, vaccine availability and their acceptance by individuals which are difficult to predict. In the third quarter of fiscal 2021, the delta variant of the SARS-COV-2 virus became the dominant strain in the U.S. and elsewhere and led to various pandemic restrictions being reinstated. In November 2021, the omicron variant of the SARS-COV-2 virus has started to spread throughout the world, which has led to further pandemic restrictions. Accordingly, the pace of the recovery from the COVID-19 pandemic is not presently known. We cannot reasonably estimate the duration or extent of the pandemic’s adverse impact on our business, operating results, and long-term liquidity position.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Calavo Growers, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. and subsidiaries (the "Company") as of October 31, 2021 and 2020, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the three years in the period ended October 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Mexican IVA taxes receivable — Refer to Note 15 to the financial statements

Critical Audit Matter Description

As of October 31, 2021, the Company’s subsidiary, Calavo de Mexico (“CDM”), has a value-added taxes (IVA)

receivable of $37.5 million due from the Mexican government. Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2021, there have been delays in the processing of the IVA claims by the Mexican tax authorities. The Mexican authorities informed the Company that CDM is not properly documented relative to its declared tax structure and therefore CDM cannot claim the refundable IVA balance. Mexican authorities also questioned refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations.

Given the significant judgments made by management to determine the Company’s ability to recover the IVA taxes receivable, performing audit procedures to evaluate the Company’s interpretation and compliance with international tax laws involved significant auditor judgment and use of tax specialists with specialized skills and knowledge, which we have determined to be a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments related to the collectability of the IVA taxes receivable included the following, among others:

●	We tested the effectiveness of the controls over the recoverability of the Mexican IVA taxes receivable and the review of related disclosures.
●	With the assistance of our tax specialists, we evaluated the recoverability of the IVA receivable by evaluating the technical merits and the Company’s interpretation of international tax law, including substantiating that the Company’s declared tax structure is in compliance with Mexican tax regulations.
●	We obtained legal letters from the Company’s tax advisors related to the collectability of the IVA receivable, and evaluated case rulings supporting the recoverability of IVA taxes paid to non-compliant vendors.

Uncertain Tax Positions Related to Mexico tax audits — Refer to Note 7 to the financial statements

Critical Audit Matter Description

The Company is under audit by the Mexican tax authorities relating to the Company’s 2013 fiscal year. The Mexican tax authorities have assessed the Company with an underpayment of tax amounts alleging improper deductions for intercompany funding, deductions for services from certain vendors/suppliers and IVA in the Company’s calculation of taxable income. The assessment, including the effect of inflation and penalties, amounted to $2.6 billion Mexican pesos (approximately $127.9 million at October 31, 2021). The Company has filed an administrative reconsideration and an annulment suit to dismiss the assessment made by the Mexican tax authorities. While the Company believes the assessment is completely without merit, and that the Company will prevail on the annulment suit in tax court, the Company believes it is in the best interest to settle the 2013 tax matter. Therefore, in accordance with a cumulative probability analysis, the Company recorded a provision of $11 million during the year ended October 31, 2021.

Given the significant judgments made by management in determining its analysis and accounting for the Company’s uncertain tax position for the 2013 tax matter, performing audit procedures to evaluate the Company’s interpretation and compliance with international tax laws involved significant auditor judgment and use of tax specialists with specialized skills and knowledge, which we have determined to be a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of whether it is more likely than not that the Company’s tax positions challenged by the Mexican tax authorities will be realized included the following, among others:

●	We tested the effectiveness of the controls over the evaluation of uncertain tax positions as it relates to the periods subject to the Mexico tax audit and the review of related disclosures.
●	With the assistance of our tax specialists, we evaluated the Company’s interpretation of international taw laws and whether the declared tax structure is in compliance with Mexican tax regulations.

●	We obtained legal letters from the Company’s tax advisors related to understanding the advisors current assessment of the tax audit and assessed the technical merits of tax positions taken by the Company.
●	We evaluated the reasonableness of the method, judgment, and assumptions used by the Company in determining the provision recognized to settle the uncertain tax position using a cumulative probability analysis.

/s/ Deloitte & Touche LLP

Los Angeles, California

December 21, 2021

We have served as the Company’s auditor since 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2021. Our internal control over financial reporting as of October 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Calavo Growers, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Calavo Growers, Inc. and subsidiaries (the “Company”) as of October 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2021, of the Company and our report dated December 21, 2021, expressed an unqualified opinion on those financial statements.

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
December 21, 2021

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

Name	Age	Position
Steven Hollister	64	Interim Chief Executive Officer
Mariela Matute	45	Chief Financial Officer
Mark Lodge	54	Chief Operations Officer
Robert Wedin	72	Executive Vice President, Fresh Sales
Ronald Araiza	62	Executive Vice President, Foods and RFG Sales

Steven Hollister has served as our Interim Chief Executive Officer since September 2021. Prior to his recent appointment as Interim Chief Executive Officer, Mr. Hollister has been a Managing Member of Rocking Spade, LLC, a diversified investor and developer with interests in ranching and commercial properties, since 2001. Previously Mr. Hollister was Vice President of Sunrise Mortgage & Investment Company, General Manager of Niven Family Wine Estates, Chief Operating Officer of Fess Parker Winery & Vineyard and Santa Barbara County Wine Center, and Senior Vice President of Central Coast Farm Credit. Mr. Hollister has served on our board of directors for the last 13 years.

Mariela Matute has served as our Chief Financial Officer since October 2021. Prior to her recent appointment as Chief Financial Officer, Ms. Matute has served as Director of Finance and Operations for Amazon Business, the business-to-business (B2B) online procurement division of Amazon.com, Inc. (NYSE: AMZN) from February 2017, where she managed a team of professionals across controllership, financial planning, pricing analytics, sales and operations planning, tech roadmap and payments. Also at Amazon, she served as Director of Finance and Operations for its Amazon Fresh division. From October 2015 to February 2017, she was Vice President, Finance and Chief Financial Officer of The Americas Region for Driscoll’s Inc., a global market leader of fresh berries, where she was responsible for treasury, finance, IT, real estate and procurement.

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

The following information is included in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after our fiscal year end of October 31, 2021 (the Proxy Statement) and is incorporated herein by reference:

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

The following consolidated financial statements as of October 31, 2021 and 2020 and for each of the three years in the period ended October 31, 2021 are included herewith:

Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity, Notes to Consolidated Financial Statements, and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

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

See subsection (a) (1) and (2) above.

Item 16. Form 10-K Summary

None

SCHEDULE II

CALAVO GROWERS, INC.

VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Fiscal year	Balance at			Balance at
	ended	beginning			end
	October 31:	of year	Additions(1)	Deductions(2)	of year

Allowance for customer deductions	2019	1,850	12,211	12,107	1,954
	2020	1,954	8,490	8,552	1,892
	2021	1,892	12,079	10,644	3,327

Allowance for doubtful accounts	2019	1,377	35	—	1,412
	2020	1,412	194	—	1,606
	2021	1,606	—	117	1,489

(1) Charged to net sales (customer deductions) or costs and expenses (doubtful accounts).

(2) Customer deductions taken or write off of accounts receivables.

The above table does not include the reserve for notes receivable from FreshRealm of $34.2 million. See Note 16.

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
2.6

Amended and Restated Limited Liability Company Agreement for Calavo Salsa Lisa, LLC dated February 8, 2010 among Calavo Growers, Inc., Calavo Salsa Lisa LLC, Lisa’s Salsa Company, Elizabeth Nicholson and Eric Nicholson. (Portions of this agreement have been deleted and filed separately with the Securities and Exchange Commission Pursuant to a request for confidential treatment.) [13]

2.7

Agreement and Plan of Merger dated May 25, 2011 among Calavo Growers, Inc., CG Mergersub LLC, Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust[1] (Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by the Registrant with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by the Registrant with the Securities and Exchange Commission.) [15]

2.8	Sale of LLC Interest Agreement dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc.[16]
2.9

Amendment No. 1 to Agreement and Plan of Merger, dated July 31, 2013, among Calavo Growers, Inc., Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust. [17]

2.10	Amended and Restated Limited Liability Company Agreement, dated August 16, 2013, by and among FreshRealm, LLC, a Delaware limited liability company, and the Members. [18]
2.11

Amendment No. 2 to Agreement and Plan of Merger, dated as of October 1, 2013, among Calavo Growers, Inc., Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth J. Catchot, Cut Fruit, LLC, James S. Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and the RFG Nominee Trust. [19]

3.1	Articles of Incorporation of Calavo Growers, Inc. [1]
3.2	Amended and Restated Bylaws of Calavo Growers, Inc.[5]
3.3	Amended and Restated Bylaws of Calavo Growers, Inc., effective as of September 25, 2014. [20]
4.1	Description of the Securities of Calavo Growers, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. [33]
10.1	Form of Marketing Agreement for Calavo Growers, Inc.[6]
10.2	Marketing Agreement dated as of April 1, 1996 between Tropical Hawaiian Products, Inc., a Hawaiian corporation, and Calavo Growers of California. [1]
10.3

Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996.[1]

10.4	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[3]
10.5	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]
10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[3]

10.7	Calavo Supplemental Executive Retirement Agreement dated March 11, 1983 between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.8	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.9	Line of Credit and Security Agreement, dated July 15, 2013 by and between Calavo Growers, Inc. a California Corporation, and FreshRealm, LLC, a Delaware limited liability company. [18]
10.10	2011 Management Incentive Plan of Calavo Growers, Inc. [14]
10.11	Equity Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [16]
10.12	Goodwill Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [16]
10.13	Pledge and Security Agreement dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [16]
10.14	Personal Guaranty dated October 31, 2013 between Calavo Growers, Inc. and Francisco Clouthier. [17]
10.15	Amendment to Goodwill Promissory Note [29]
10.16	Employment Agreement dated July 21, 2015, between Calavo Growers, Inc. and B. John Lindeman. [21]
10.17	Amendment No. 7 to Business Loan Agreement, dated as of January 19, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [22]
10.18	Letter Amendment to Revolving Credit Facility, dated January 19, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [22]
10.19	Letter Amendment to Revolving Credit Facility, dated January 26, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [23]
10.20	Amendment No. 8 to Business Loan Agreement, dated as of January 28, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [23]
10.21	Continuing and Unconditional Guaranty, dated as of January 28, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [23]
10.22	Amendment No. 9 to Business Loan Agreement, dated as of May 26, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [24]
10.23	Letter Amendment to Revolving Credit Facility, dated May 20, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [24]
10.24	Credit Agreement, dated as of June 14, 2016, by and among Calavo Growers, Inc., and the subsidiary guarantor identified therein and the lenders and agents names therein. [25]
10.25	Revolving Credit Note, dated as of June 14, 2016, by and among Calavo Growers, Inc., and FCW.[26]
10.26	First Amendment to Credit Agreement dated August 29, 2016. [26]
10.27	Agreement to Sell and Purchase and Escrow Instructions with Fresh Foods, LLC, a Delaware limited liability company dated July 25, 2016. [27]
10.28	First Amendment Agreement to Sell and Purchase and Escrow Instructions, by and among Calavo Growers, Inc., and Fresh Foods, LLC. [28]
10.29	FreshRealm, LLC, Sixth Amended and Restated Limited Liability Company Agreement. [30]
10.30	First Amendment to FreshRealm, LLC, Sixth Amended and Restated Limited Liability Company Agreement. [30]
10.31	Amended and restated Promissory Note [31]
10.32	Fourth Amendment to Senior Promoissory Note and Note and Membership Unit Purchase Agreement [31]
10.33	FreshRealm Promissory Note [31]
10.34	Second Amendment to Credit Agreement [31]
10.35	FreshRealm Seventh and Restated LLC Agreement [31]
10.36	FreshRealm Eight Amendment to Senior Promissory Note [32]
10.37	FreshRealm Ninth Amendment to Senior Promissory Note [32]
10.38	FreshRealm Tenth Amendment to Senior Promissory Note [32]
10.39	FreshRealm Eleventh Amendment to Senior Promissory Note [32]
10.40	2020 Equity Incentive Plan [34]
10.41	Fourth Amendment to Credit Agreement [35]
10.42	Fifth Amendment to Credit Agreement [35]
21.1	Subsidiaries of Calavo Growers, Inc. [1]

23.1	Consent of Deloitte & Touche LLP. *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *
32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *
101

The following financial information from the Annual Report on Form 10-K of Calavo Growers, Inc. for the year ended October 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of October 31, 2021 and 2020; (2) Consolidated Statements of Operations for the years ended October 31, 2021, 2020 and 2019; (3) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2021, 2020, and 2019; (4) Consolidated Statements of Cash Flows for the years ended October 31, 2021, 2020 and 2019; and (5) Notes to Financial Statements. *

104	Cover Page Interactive Data File (formatted as Inline XBRL).
*	Filed with this Annual Report on Form 10-K.

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

2	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

3	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

4	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

5	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

6	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

7	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

8	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

9	Previously filed on January 27, 2009 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.

10	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

11	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

12	Previously filed on January 11, 2010 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

13	Previously filed on March 11, 2010 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

14	Previously filed on January 14, 2011 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

15	Previously filed on January 10, 2012 as an exhibit to the Registrant’s Report on Form 8-K/A and incorporated herein by reference.

16	Previously filed on November 6, 2012 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

17	Previously filed on September 4, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

18	Previously filed on September 9, 2013 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

19	Previously filed on November 26, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

20	Previously filed on September 30, 2014 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

21	Previously filed on July 27, 2015 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

22	Previously filed on January 25, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

23	Previously filed on February 1, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

24	Previously filed on May 27, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

25	Previously filed on June 20, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

26	Previously filed on September 1, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

27	Previously filed on September 8, 2016 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

28	Previously filed on November 7, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

29	Previously filed on December 23, 2016 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

30	Previously filed on September 4, 2018 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

31	Previously filed on March 7, 2019 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

32	Previously filed on June 9, 2020 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

33	Previously filed on March 30, 2020 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.

34	Previously filed on June 10, 2021 as an exhibit to the Registrant’s Report on Form S-8 and incorporated herein by reference.

35	Previously filed on December 6, 2021 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 21, 2021.

CALAVO GROWERS, INC

By:	/s/ Steven Hollister
Steven Hollister
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 21, 2021 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Steven Hollister	Interim Chief Executive Officer
Steven Hollister	(Principal Executive Officer)

/s/ Mariela Matute	Chief Financial Officer
Mariela Matute	(Principal Financial Officer)

/s/ Joel Silva	Corporate Controller and Corporate Secretary
Joel Silva	(Principal Accounting Officer)

/s/ J. Link Leavens	Chariman of the Board of Directors
J. Link Leavens

/s/ Marc L. Brown	Director
Marc L. Brown

/s/ John M. Hunt	Director
John M. Hunt

/s/ Adriana Mendizabal	Director
Adriana Mendizabal

/s/ Michael A. DiGregorio	Director
Michael A. DiGregorio

/s/ Donald M. Sanders	Director
Donald M. Sanders

/s/ James Helin	Director
James Helin

/s/ Farha Aslam	Director
Farha Aslam

/s/ Steven W. Hollister	Director
Steven W. Hollister

/s/ Harold Edwards	Director
Harold Edwards

/s/ Scott Van Der Kar	Director
Scott Van Der Kar
/s/ Kathleen M. Holmgren	Director
Kathleen M. Holmgren