Form 10-Q
period 2022-01-31
CALAVO GROWERS INC
filed 2022-03-14
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

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

Registrant's number of shares of common stock outstanding as of January 31, 2022 was 17,716,314

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

Risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements include, but are not limited to, the following: the impact of the COVID-19 pandemic on our business, results of operations, and financial condition, including, but not limited to, disruptions in the manufacturing of our products and the operations of the related supply chains supporting our ability to deliver our products to consumers, impacts on our employees and uncertainty regarding our ability to implement health and safety measures for our employees, uncertainties regarding consumer demand for our products, impact on our food service customers, increased costs, the impact of governmental trade restrictions imposed as a result of COVID-19 and the possible adverse impact of COVID-19 on our goodwill and other intangible assets; our ability to raise prices, particularly in our RFG and Foods segments, to offset increased costs of goods sold, and the impact of such price increases on future net sales; seasonality of our business; sensitivity of our business to changes in market prices of avocados and other agricultural products and other raw materials including fuel, packaging and paper;  potential disruptions to our supply chain; risks associated with potential future acquisitions, including integration; potential exposure to data breaches and other cyber-attacks on our systems or those of our suppliers or customers; dependence on large customers; dependence on key personnel and the ability of our management team to work together successfully; potential for labor disputes; reliance on co-packers for a portion of our production needs; competitive pressures, including from foreign growers; risks of recalls and food-related injuries to our customers; changing consumer preferences; the impact of environmental regulations, including those related to climate change; our ability to develop and transition new products and services and enhance existing products and services to meet customer needs; risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and COVID-19 and trade protection measures such as import/export/customs duties, tariffs and/or quotas and currency fluctuations); risks associated with receivables from, loans to and/or equity investments in unconsolidated entities, volatility in the value of our common stock; the impact of macroeconomic trends and events; and the resolution of pending investigations, legal claims and tax disputes, including an assessment imposed by the Servicio de Administracion Tributaria in Mexico (the “SAT”) and our defenses against collection activities commenced by the SAT.

For a further discussion of these risks and uncertainties and other risks and uncertainties that we face, please see the risk factors described in our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2021 filed with the Securities and Exchange Commission and any subsequent updates that may be contained in our Quarterly Reports on Form 10-Q (including this Quarterly Report on Form 10-Q) and other filings with the Securities and Exchange Commission. Forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED, in thousands)

	January 31,	October 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$7,826	$1,885
Restricted cash	970	970
Accounts receivable, net of allowances of $5,012 (2022) and $4,816 (2021)	89,467	78,866
Inventories	52,402	40,757
Prepaid expenses and other current assets	10,905	11,946
Advances to suppliers	9,951	6,693
Income taxes receivable	8,016	11,524
Total current assets	179,537	152,641
Property, plant, and equipment, net	116,034	118,280
Operating lease right-of-use assets	58,568	59,842
Investment in Limoneira Company	24,925	27,055
Investments in unconsolidated entities	3,810	4,346
Deferred income taxes	5,316	5,316
Goodwill	28,653	28,653
Intangibles, net	8,381	8,769
Other assets	43,408	40,500
	$468,632	$445,402
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$37,798	$23,033
Trade accounts payable	11,848	9,794
Accrued expenses	47,761	42,063
Dividend payable	—	20,330
Other current liabilities	11,000	11,000
Current portion of operating leases	6,876	6,817
Current portion of long-term obligations and finance leases	1,593	1,587
Total current liabilities	116,876	114,624
Long-term liabilities:
Borrowings pursuant to credit facilities, long-term	64,000	37,700
Long-term operating leases, less current portion	56,277	57,561
Long-term obligations and finance leases, less current portion	5,171	5,553
Other long-term liabilities	3,026	3,081
Total long-term liabilities	128,474	103,895
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,716 (2022) and 17,686 (2021) shares issued and outstanding)	18	18
Additional paid-in capital	168,692	168,133
Noncontrolling interest	1,251	1,368
Retained earnings	53,321	57,364
Total shareholders' equity	223,282	226,883
	$468,632	$445,402

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended
	January 31,
	2022	2021

Net sales	$274,092	$220,578
Cost of sales	260,864	202,739
Gross profit	13,228	17,839
Selling, general and administrative	15,337	14,174
Expenses related to Mexican tax matters	367	—
Impairment and charges related to RFG Florida facility closure	565	—
Gain on sale of Temecula packinghouse	(54)	(54)
Operating income (loss)	(2,987)	3,719
Interest expense	(327)	(174)
Other income, net	659	201
Unrealized net gain (loss) on Limoneira shares	(2,130)	3,589
Income (loss) before income taxes and loss from unconsolidated entities	(4,785)	7,335
Income tax (provision) benefit	1,160	(1,943)
Net loss from unconsolidated entities	(535)	(155)
Net income (loss)	(4,160)	5,237
Add: Net loss attributable to noncontrolling interest	117	40
Net income (loss) attributable to Calavo Growers, Inc.	$(4,043)	$5,277

Calavo Growers, Inc.’s net income (loss) per share:
Basic	$(0.23)	$0.30
Diluted	$(0.23)	$0.30

Number of shares used in per share computation:
Basic	17,653	17,599
Diluted	17,653	17,669

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended January 31,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$(4,160)	$5,237
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,312	4,294
Non-cash operating lease expense	49	16
Net loss from unconsolidated entities	535	155
Unrealized net loss (gain) on Limoneira shares	2,130	(3,589)
Impairment and non-cash charges related to closure of RFG Florida facility	317	—
Stock-based compensation expense	556	907
Gain on sale of Temecula packinghouse	(54)	(54)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(10,601)	(7,935)
Inventories, net	(11,735)	81
Prepaid expenses and other current assets	(1,559)	(1,298)
Advances to suppliers	(3,258)	152
Income taxes receivable/payable	3,508	3,888
Other assets	(308)	(3,638)
Payable to growers	14,765	210
Trade accounts payable, accrued expenses and other liabilities	7,891	14,739
Net cash provided by operating activities	2,388	13,165
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(2,044)	(4,768)
Net cash used in investing activities	(2,044)	(4,768)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(20,330)	(20,343)
Proceeds from revolving credit facility	96,300	91,000
Payments on revolving credit facility	(70,000)	(74,400)
Payments of minimum withholding taxes on net share settlement of equity awards	(44)	(467)
Payments on long-term obligations and finance leases	(376)	(121)
Proceeds from stock option exercises	47	47
Net cash provided by (used in) financing activities	5,597	(4,284)
Net decrease in cash, cash equivalents and restricted cash	5,941	4,113
Cash, cash equivalents and restricted cash, beginning of period	2,855	4,055
Cash, cash equivalents and restricted cash, end of period	$8,796	$8,168
Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$—	$301
Property, plant, and equipment included in trade accounts payable and accrued expenses	$173	$863

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2020	17,661	$18	$165,000	$89,512	$1,472	$256,002
Exercise of stock options and income tax benefit	2	—	47	—	—	47
Payment of min. withholding of taxes on net share settlement of equity awards	—	—	(467)	—	—	(467)
Stock compensation expense	—	—	907	—	—	907
Restricted stock issued	23	—	—	—	—	—
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	(40)	(40)
Net income attributable to Calavo Growers, Inc.	—	—	—	5,277	—	5,277
Balance, January 31, 2021	17,686	18	165,487	94,789	1,432	261,726

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2021	17,686	$18	$168,133	$57,364	$1,368	$226,883
Exercise of stock options and income tax benefit	2	—	47	—	—	47
Payment of min. withholding of taxes on net share settlement of equity awards	—	—	(44)	—	—	(44)
Stock compensation expense	—	—	556	—	—	556
Restricted stock issued	28	—	—	—	—	—
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	(117)	(117)
Net loss attributable to Calavo Growers, Inc.	—	—	—	(4,043)	—	(4,043)
Balance, January 31, 2022	17,716	18	168,692	53,321	1,251	223,282

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

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which amends and simplifies the accounting for income taxes by removing certain exceptions and providing new guidance to reduce complexity in certain aspects of the current guidance. This guidance was adopted by the Company during the first quarter of 2022 and did not impact the Company’s financial statements or related disclosures.

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

	Three months ended January 31, 2022				Three months ended January 31, 2021

	Fresh		Calavo		Fresh		Calavo
	products	RFG	Foods	Total	products	RFG	Foods	Total

Avocados	$150,505	$—	$—	$150,505	$103,858	$—	$—	$103,858
Tomatoes	9,987	—	—	9,987	9,187	—	—	9,187
Papayas	3,040	—	—	3,040	2,751	—	—	2,751
Other fresh income	25	—	—	25	326	—	—	326
Fresh-cut fruit	—	43,373	—	43,373	—	42,944	—	42,944
Fresh-cut vegetables	—	28,086	—	28,086	—	29,589	—	29,589
Prepared products	—	24,818	18,409	43,227	—	18,718	16,838	35,556
Salsa	—	—	421	421	—	—	712	712
Total gross sales	163,557	96,277	18,830	278,664	116,122	91,251	17,550	224,923
Less sales allowances	(972)	(513)	(1,702)	(3,187)	(663)	(945)	(1,092)	(2,700)
Less inter-company eliminations	(603)	—	(782)	(1,385)	(526)	—	(1,119)	(1,645)
Net sales	$161,982	$95,764	$16,346	$274,092	$114,933	$90,306	$15,339	$220,578

	Fresh		Calavo	Interco.
	products	RFG	Foods	Elimins.	Total

	(All amounts are presented in thousands)
Three months ended January 31, 2022
Net sales	$162,585	$95,764	$17,128	$(1,385)	$274,092
Cost of sales	150,919	96,416	14,914	(1,385)	260,864
Gross profit (loss)	$11,666	$(652)	$2,214	$—	$13,228

Three months ended January 31, 2021
Net sales	$115,459	$90,306	$16,458	$(1,645)	$220,578
Cost of sales	102,314	90,329	11,741	(1,645)	202,739
Gross profit (loss)	$13,145	$(23)	$4,717	$—	$17,839

For the three months ended January 31, 2022 and 2021, intercompany sales and cost of sales of $0.6 million and $0.5 million between Fresh products and RFG were eliminated. For the three months ended January 31, 2022 and 2021, intercompany sales and cost of sales of $0.8 million and $1.1 million between Calavo Foods and RFG were eliminated.

Sales to customers outside the U.S. were approximately $7.1 million, and $8.1 million for the three months ended January 31, 2022 and 2021.

Our foreign operations in Mexico are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries in Mexico is the United States dollar (U.S. dollar). As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements and foreign currency transactions are recognized within cost of sales. We recognized foreign currency remeasurement losses in the current quarter. These losses were due primarily to certain long-term net peso receivables. Foreign currency remeasurement losses, net of gains, for the three months ended January 31, 2022 was $0.6 million. Foreign currency remeasurement gains, net of losses, for the three months ended January 31, 2021 was $1.0 million.

Long-lived assets attributed to geographic areas as of January 31, 2022 and October 31, 2021, are as follows (in thousands):

	United States	Mexico	Consolidated
January 31, 2022	$79,245	$36,789	$116,034
October 31, 2021	$81,059	$37,221	$118,280

3.	Inventories

Inventories consist of the following (in thousands):

	January 31,	October 31,
	2022	2021

Fresh fruit	$29,704	$17,648
Packing supplies and ingredients	14,642	13,088
Finished prepared foods	8,056	10,021
	$52,402	$40,757

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions. Inventory includes reserves of $0.5 million and $0.2 million in slow moving and obsolete packing supply inventory as of January 31, 2022 and October 31, 2021. No additional inventory reserve was considered necessary as of January 31, 2022 and October 31, 2021.

4.	Related party transactions

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. For the three months ended January 31, 2022, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.2 million. There were no avocados procured from entities owned or controlled by members of our Board of directors for the three months ended January 31, 2021. Amounts payable to these Board members were $0.2 million as of January 31, 2022. We did not have any amounts payable to these Board members as of October 31, 2021.

During the three months ended January 31, 2022 and 2021, we received $0.1 million as dividend income from Limoneira Company (Limoneira). In addition, we lease office space from Limoneira for our corporate office. We paid rent expense to Limoneira totaling $0.1 million for the three months ended January 31, 2022 and 2021. Harold Edwards, who resigned as a member of our Board of Directors in February 2022, is the Chief Executive Officer of Limoneira Company. As of January 31, 2022, we own approximately 9% of Limoneira’s outstanding shares. In February 2022, Limoneira ended its marketing agreement with Calavo. The termination of this agreement is not expected to have a significant effect on either sales or results of operations.

Calavo and Agricola Belher (“Belher”) have an equal one-half ownership interest in Agricola Don Memo, S.A. de C.V. (“Don Memo”). Pursuant to a management service agreement, Belher, through its officers and employees, has day-to-day power and authority to manage the operations.

As of January 31, 2022, and October 31, 2021, we had an investment of $3.8 million and $4.3 million, representing Calavo’s 50% ownership in Don Memo, which was included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. As of January 31, 2022 and October 31, 2021, we had outstanding advances of $4.2 million and $4.2 million to Don Memo. In October 2020, we entered into an infrastructure loan agreement with Don Memo for up to $2.4 million secured by certain property and equipment of Don Memo. This infrastructure loan accrues interest at 7.25%. In October 2020, we funded $0.7 million related to this loan agreement, and we funded an additional $0.7 million, and $0.6 million in the first, and second quarters of fiscal 2021, for a total outstanding balance at January 31, 2022 of $2.0 million ($0.4 million is included in prepaids and other current assets and $1.6 million in other assets). This infrastructure loan agreement will mature in fiscal 2024. During the three months ended January 31, 2022 and 2021, we incurred $3.4 million and $3.5 million of cost of sales to Don Memo pursuant to our purchase consignment agreement.

We make advances to Belher for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. We had grower advances due from Belher totaling $4.5 million and $4.5 million as of January 31, 2022 and October 31, 2021, which are netted against the grower payable. In addition, we had infrastructure advances due from Belher of $0.9 million as of January 31, 2022 and October 31, 2021. These infrastructure advances were recorded as a receivable in prepaid and other current assets as of January 31, 2022 and October 31, 2021. In July 2021, we made a bridge loan of $3.5 million to Belher. This loan is secured by certain farmland in Mexico and accrues interest at 10%. In the first quarter of fiscal 2022, this loan has been amended to be due with installments of $0.9 million on July 31, 2022, $0.9 million on July 31, 2023 and $1.7 million on July 31, 2024. This bridge loan has been recorded as $0.9 million in prepaid expenses and other current assets and $2.6 million in other assets. During the three months ended January 31, 2022 and 2021, we incurred $3.4 million and $3.3 million of cost of sales to Belher pursuant to our purchase consignment agreement.

In August 2015, we entered into a Shareholder’s Agreement with various Mexican partners and created Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”). Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. As of January 31, 2022, this entity was approximately 83% owned by Calavo and was consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico, which began operations in June of 2017. During the three months ended January 31, 2022 and 2021, we purchased approximately $3.5 million and $2.2 million of avocados from the partners of Avocados de Jalisco.

5.	Other assets and Intangibles

Other assets consist of the following (in thousands):

	January 31,	October 31,
	2022	2021
Mexican IVA (i.e. value-added) taxes receivable (see note 11)	$38,217	$37,493
Infrastructure advances to Agricola Belher	1,641	1,641
Bridge loan to Agricola Belher	2,600	—
Other	950	1,366
	$43,408	$40,500

Intangible assets consist of the following (in thousands):

		January 31, 2022			October 31, 2021
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	7 years	$17,340	$(10,335)	$7,005	$17,340	$(9,989)	$7,351
Trade names	8 years	4,060	(3,010)	1,050	4,060	(2,980)	1,080
Trade secrets/recipes	9 years	630	(579)	51	630	(567)	63
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$22,305	$(13,924)	$8,381	$22,305	$(13,536)	$8,769

We anticipate recording amortization expense of $1.2 million for the remainder of fiscal 2022, $1.5 million for fiscal year 2023, $1.5 million for fiscal year 2024, $1.5 million for fiscal year 2025, and $2.4 million thereafter.

6.	Stock-Based Compensation

In April 2011, our shareholders approved the Calavo Growers, Inc. 2011 Management Incentive Plan (the “2011 Plan”). All directors, officers, employees and consultants (including prospective directors, officers, employees and consultants) of Calavo and its subsidiaries are eligible to receive awards under the 2011 Plan. Shares were issuable under the 2011 Plan through December 2020. On April 21, 2021, the shareholders of Calavo approved the Calavo Growers, Inc. 2020 Equity Incentive Plan (the “2020 Plan”). This is a five-year plan, with up to 1,500,000 shares that are issuable pursuant to awards that may be made through December 9, 2025.

On December 13, 2021, certain of our officers were granted a total of 5,355 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $40.53. These shares vest over two years, on an annual basis, beginning December 13, 2022. These shares were granted pursuant to our 2020 Plan. The total recognized stock-based compensation expense for these grants was less than $0.1 million for the three months ended January 31, 2022.

On January 3, 2022, all 10 of our current directors were granted 2,814 restricted shares each (for a total of 28,140 shares). These shares have full voting rights and participate in dividends as if unrestricted. The closing share price of our stock on such grant date was $42.64. As of January 3, 2023, these shares will vest and become unrestricted subject to the continued service of the director. The total recognized stock-based compensation expense for these grants was $0.1 million for the three months ended January 31, 2022.

On January 20, 2022, one of our current directors was granted 1,500 unrestricted shares as a component of her compensation for services rendered during the 2021 fiscal year. The closing share price of our stock on such grant date was $41.73. The total recognized stock-based compensation expense for this grant was $0.1 million for the three months ended January 31, 2022.

On February 1, 2022, Brian Kocher, our new Chief Executive Officer, was granted 28,993 of restricted shares as part of his employment agreement. The closing share price of our stock on such grant date was $41.39. These shares will vest over three years on an annual basis, beginning February 1, 2023.

A combined summary of restricted stock activity, related to our 2011 and 2020 Plans, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2021	43	$64.89
Vested	(27)	$42.28
Granted	35	$42.28
Outstanding at January 31, 2022	51	$47.41	$2,112

The total recognized stock-based compensation expense for restricted stock was $0.6 million and $0.9 million for the three months ended January 31, 2022 and 2021. Total unrecognized stock-based compensation expense totaled $2.5 million as of January 31, 2022 and will be amortized through fiscal year 2024.

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

A summary of stock option activity, related to our 2011 and 2020 Plans, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2021	19	$42.89
Exercised	(2)	$23.48
Outstanding at January 31, 2022	17	$47.62	$106
Exercisable at January 31, 2022	12	$51.12	$117

At January 31, 2022, outstanding and exercisable stock options had a weighted-average remaining contractual term of 2.2 years. The total recognized and unrecognized stock-based compensation expense was insignificant for the three months ended January 31, 2022 and 2021.

7.	Other events

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

2011 Assessment

During our third quarter of fiscal 2016, our wholly-owned subsidiary, Calavo de Mexico (CDM) received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (MFM) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary. As a result, in April 2019, the MFM issued a final tax assessment to CDM (the “2011 Assessment”) totaling approximately $2.2 billion Mexican pesos related to Income Tax, Flat Rate Business Tax, and value added tax, corresponding to the fiscal year 2011 tax audit.

On June 16, 2021, Calavo reached a settlement agreement with the MFM regarding the 2011 Assessment. Under the terms of the settlement, Calavo agreed to pay approximately $47.8 million Mexican pesos (approximately $2.4 million USD) as a full and final settlement of all taxes, fines and penalties asserted by the MFM. The settlement included $1.5 million USD of income taxes and $0.9 million USD of value added taxes, with both amounts including penalties and interest and inflationary adjustments, which have been recorded in the financial statements as a discrete item in Income Tax Provision and in Expenses related to Mexican tax matters, respectively.

2013 Assessment

In January 2017, we received preliminary observations from the Servicio de Administracion Tributaria in Mexico (the “SAT”) related to an audit for fiscal year 2013 outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and IVA. We provided a written rebuttal to these preliminary observations during our second fiscal quarter of 2017. During the period from our third fiscal quarter of 2017 through our third fiscal quarter of 2018, we attempted to resolve our case with the SAT through the conclusive agreement submitted before PRODECON, having several working meetings attended by representatives of the SAT, CDM and the PRODECON. However, we were unable to materially resolve our case with the SAT through the PRODECON process.

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approximately $126.6 million USD at January 31, 2022) related to Income Tax, Flat Rate Business Tax, and value added tax, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of January 31, 2022 to the amount of $3.08 billion Mexican pesos (approx. $148.6 million USD).  Additionally, the tax authorities have determined that we owe our employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $5.7 million USD at January 31, 2022).

We have consulted with both an internationally recognized tax advisor as well as a global law firm with offices throughout Mexico, and we continue to believe that this tax assessment is without merit. In August 2018, we filed an Administrative Appeal on the 2013 Assessment, appealing our case to the SAT’s central legal department in Michoacan. Furthermore, in August 2018, we received a favorable ruling from the SAT’s central legal department in Michoacan on another tax matter (see Note 11 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2013 Assessment. We believe this recent ruling significantly undermines the 2013 Assessment.

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

We strongly disagree with above actions taken and conclusions reached by the SAT. We have taken several measures in vigorous defense of our position, as explained below.

On August 27, 2021, we filed a formal complaint, or queja, (the Complaint) before the PRODECON to request its assistance with having the SAT act upon the Reconsideration. This complaint was withdrawn in September, but may still be reinstated if deemed appropriate in the future. It should be noted that although the SAT is not obligated to act upon the Reconsideration, however, we believe that having the option of re-filing the PRODECON Complaint makes it likely that the SAT will respond to the Administrative Reconsideration and be open to settlement discussions.

On August 18, 2021, we filed an Administrative Reconsideration (the Reconsideration) before the Central Legal Department of the SAT located in Mexico City, asserting that the resolution in March of the Administrative Appeal was wrongly concluded, in particular with respect to the following matters:

o	Failure to recognize CDM as a “maquiladora”
o	Considering the Company to have a permanent establishment in Mexico,
o	Including fruit purchase deposits transferred by the Company to CDM as taxable,
o	Application of 16% IVA tax to fruit purchase deposits
o	Imposing double-taxation on the fruit purchase transactions

On September 22, 2021, we had an initial in-person meeting with the SAT in Mexico City to formally present and discuss the Reconsideration. The SAT agreed to review our Reconsideration in more detail; however, on January 3, 2022, the SAT formally rejected our request for the Reconsideration. In response to this rejection, on January 21, 2022, we filed an Injunction Suit (Juicio de Amparo) with a federal district court seeking to nullify the arguments against the Reconsideration made by the SAT on constitutional grounds. On February 25, 2022, we filed a supplemental Injunction Suit in which we seek to have the liens against the bank accounts of CDM lifted. The injunction suits have been accepted by the court and we are expecting a response by September 2022. The main purpose of the Amparo was to challenge the response issued to the Reconsideration, and with that, to keep the Reconsideration alive until the Amparo is decided. This would allow time to continue the discussions with SAT at the administrative level and would give SAT the legal basis to issue a new resolution in terms of what may be agreed in the ongoing discussions with SAT. This Amparo represents a further opportunity as well for a Court of Law to analyze this matter from a constitutional perspective.

On February 4, 2022, we had a follow-up meeting with the SAT in Mexico City to begin a dialog with the objective of reaching a settlement of the 2013 Assessment. The SAT agreed in principle to continue this dialog, but requested that we provide a financial guaranty to secure the related tax as a pre-requisite to these discussions. On March 10, 2022, we met with the SAT and offered an Administrative Guaranty (Embargo en Via Administrativa) to secure the 2013 Assessment, which provides the SAT with certain administrative rights to CDM assets in the unlikely event we do not prevail in our actions through the Federal Tax Court (see below) or in the Reconsideration process. Once the Administrative Guaranty is in place, the existing liens over the assets of CDM will be removed and the SAT collection process will be suspended.

On August 20, 2021 we filed an Annulment Suit (the Annulment Suit) with the Federal Tax Court, which among other things, strongly contends that the notifications made by the SAT to CDM and its designated advisors of the resolution of the Administrative Appeal in March 2021 were not legally communicated. In addition, the Annulment Suit asserts the same matters central to the Reconsideration, as described above, as wrongly concluded in the resolution of the Administrative Appeal.

On March 4, 2022, the Annulment Suit was formally accepted by the Federal Tax Court, which simultaneously granted a provisional suspension of the collections proceedings by the SAT. The acceptance by the court of the Annulment Suit renders the 2013 Assessment as non-definitive, until such time as the suit is resolved. The Company has presented the Federal Tax Court with evidence of the above offer of the Administrative Guaranty to the SAT, and in connection therewith, expects that the Federal Tax Court will issue a definitive suspension of collections proceedings.

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Annulment Suit in the Tax Court, we also believe it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT agree to reach a settlement. In accordance with our cumulative probability analysis, based on factors such as recent settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we recorded a provision of $11 million USD, in the third quarter of fiscal 2021, as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We believe that this provision remains appropriate as of January 31, 2022 based on or cumulative probability analysis. We incurred $0.4 million of related professional fees for the three months ended January 31, 2022, which have been recorded in Expenses related to Mexican Tax matters.

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

The following table sets forth our financial assets and liabilities as of January 31, 2022 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(All amounts are presented in thousands)
Assets at Fair Value at January 31, 2022:
Investment in Limoneira Company(1)	$24,925	-	-	$24,925
Total assets at fair value	$24,925	-	-	$24,925

Assets at Fair Value at October 31, 2021:
Investment in Limoneira Company(1)	$27,055	-	-	$27,055
Total assets at fair value	$27,055	-	-	$27,055

(1)    The investment in Limoneira Company consists of marketable securities in the Limoneira Company common stock. We currently own approximately 9% of Limoneira’s outstanding common stock. These securities are measured at fair value using quoted market prices. For the three months ended January 31, 2022 and 2021, we recognized losses of $2.1 million and gains of $3.6 million on the consolidated condensed statement of operations.

9.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Three months ended January 31,
Avocados de Jalisco noncontrolling interest	2022	2021

Noncontrolling interest, beginning	$1,368	$1,472
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(117)	(40)
Noncontrolling interest, ending	$1,251	$1,432

10.	Earnings per share

Basic and diluted net income per share is calculated as follows (data in thousands, except per share data):

	Three months ended January 31,
	2022	2021
Numerator:
Net income (loss) attributable to Calavo Growers, Inc.	$(4,043)	$5,277
Denominator:
Weighted average shares – Basic	17,653	17,599
Effect of dilutive securities – Restricted stock/options (1)	—	70
Weighted average shares – Diluted	17,653	17,669
Net income (loss) per share attributable to Calavo Growers, Inc:
Basic	$(0.23)	$0.30
Diluted	$(0.23)	$0.30

(1)	At January 31, 2022, approximately 43,000 shares of common stock equivalents were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive since the Company reported a net loss.

11.	Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts recoverable from the Mexican government.

As of January 31, 2022, and October 31, 2021, CDM IVA receivables totaled $38.2 million (792.6 million Mexican pesos) and $37.5 million (762.1 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2022, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or legal means.

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

In spite of the favorable ruling from the SAT’s Legal Administration in Michoacan, as discussed above, the local SAT office continues to believe that CDM is not properly documented relative to its declared tax structure. As a result, they believe CDM cannot claim certain refundable IVA balances, specifically regarding our IVA refunds related to 2013, 2014, 2015, and 2016, and January and February of 2017. CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes. With assistance from our internationally recognized tax advisory firm, as of January 31, 2022, CDM has filed Administrative Appeals for months for which IVA refunds have been denied by the SAT, and will continue filing such appeals for any months for which refunds are denied in the future. A response to these Administrative Appeals is currently pending resolution.

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

We believe that our operations in Mexico are properly documented, and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding IVA amounts. Therefore, we believe that it is probable that the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts.

12. Credit Facility

On December 1, 2021, we entered into the Fourth and Fifth Amendments to the Credit Agreement with Bank of America, N.A., as administrative agent (“Bank of America”), and Farm Credit West, PCA (together with Bank of America, the “Lenders”), relating to our Credit Agreement dated as of June 14, 2016, The Fourth and Fifth Amendments, among other terms, included Calavo de Mexico (CDM) as a guarantor, increased the interest rate by 0.5% and amended the financial covenant requirements as follows:

●	The Fixed Charge Coverage Ratio (FCCR) covenant will be waived for the quarters ended October 31, 2021, January 31, 2022 and April 30, 2022. The covenant will resume for the quarter ended July 31, 2022.
●	The quarterly FCCR covenant will be replaced by a cumulative monthly minimum Consolidated EBITDA covenant, with the first measurement to occur as of January 31, 2022 for the three months then ended, and continuing monthly thereafter through June 2022.
●	Consolidated financial statements must be submitted monthly for the month and year-to-date period, beginning with the financial statements for the month of November 2021 and continuing through June 2022.

The Company also pledged the 1,677,000 shares it holds of Limoneira stock as collateral (which was in addition to the general business assets of the Company that already secure the credit facility).

The above terms and conditions will remain in effect until such time as the Company has certified compliance with a 1.15 to 1.0 minimum FCCR for two consecutive fiscal quarters.

As of January 31, 2022, the Company was not in compliance with the cumulative monthly minimum Consolidated EBITDA covenant, and the Consolidated Leverage Ratio (CLR) covenant. In March 2022, the Company and the Lenders entered into the Sixth Amendment, Limited Waiver, and Limited Consent to Credit Agreement (the “sixth Amendment”). The Sixth Amendment, among other terms, waived the non-compliance of the financial covenants as of January 31, 2022 and amended the financial covenant requirements as follows:

●	The cumulative monthly minimum Consolidated EBITDA testing has been waived and the CLR covenant testing is waived through July 31, 2022.
●	Minimum Consolidated EBITDA of $3 million, $3 million and $5 million for the months of February, March and April 2022 will be required.
●	Monthly cumulative FCCR of 1.20 starting with the quarter ended April 30, 2022, converting to trailing 12 months calculation starting as of October 31, 2022 and quarterly thereafter. For April through September 2022, dividends paid in December 2021 are included on a pro-rata basis.

The interest rate of the facility increased to BSBY plus 3.0%, until the first business day of the month after we certify that no default or event of default exists for the period ended July 31, 2022, at which point the interest rate will range between BSBY plus 1.25 – 1.75% based on our CLR. The total facility reduced from $100 million to $80 million and will be limited to a borrowing base consisting of the sum of eligible accounts receivable (80%), eligible US inventory (50%), and Limoneira shares (60%), less grower payables.

We expect to remain in compliance with the Credit Agreement, as so amended, through March 2023.

13. COVID-19 Pandemic Impact

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The COVID-19 pandemic has created challenging and unprecedented conditions for our business, and we are committed to taking action in support of a Company-wide response to the crisis. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. This has resulted in inflationary and cost pressures that have significantly increased, and continue to adversely impact, our production and distribution costs, including costs of raw materials, packaging, labor, and freight. We are also experiencing pressure in our supply chain due to strained transportation capacity and lack of sufficient labor availability. We believe, however, that we are well-positioned for the future as we continue to navigate the crisis and have successfully implemented contingency plans in the U.S. and in Mexico to monitor the evolving needs of our businesses, as well as those related to our Peru partner in consignment avocado sales.

The effects of the pandemic have been more pronounced in the portions of our business servicing foodservice customers and to a lesser extent certain segments of our retail business, including behind-the-glass deli and grab-and-go convenience items.

In early 2021, health agencies approved vaccines for combating the COVID-19 virus. In November 2021, the omicron variant of the SARS-COV-2 virus has started to spread throughout the world, which led to further pandemic restrictions. While many of such restrictions have since been lifted, the pace of the recovery from the COVID-19 pandemic is not presently known. We cannot reasonably estimate the duration or extent of the pandemic’s adverse impact on our business, operating results, and long-term liquidity position.

14. Closure of RFG Florida facility

On November 15, 2021, the Green Cove facility of RFG has ceased operations. The Company’s Fresh avocado operations at this facility will continue in operation and are not affected. RFG will continue to serve customers of this location from its other food processing locations, primarily in Georgia.

The closure resulted in a reduction of 140 employees, impairment of leasehold improvements, writedowns of inventory and other assets, and certain cash expenditures for the relocation of machinery and equipment and the closure of the leased facilities. During the fourth quarter of fiscal 2021, we wrote down $8.7 million of leasehold improvements, $0.1 million of equipment, and $0.6 million of inventory (recognized through cost of goods sold). We also paid $0.4 million in employee severance. The impairment related to the RFG Florida closure has been recorded on the face of the income statement under “Impairment and charges related to RFG Florida facility closure”.

As of January 31, 2022 and October 31, 2021, the Company had right of use assets with a net book value of $4.4 million and $4.8 million respectively, and lease liabilities of $5.5 million and $6.0 million, respectively, recorded on the balance sheet related to the closed facility. The facility lease has a maturity date of October 31, 2031. The Company intends to seek a sub-lease tenant to assume the vacated space, and believes such a sub-lease can be obtained at a lease rate, and for a lease period, sufficient to realize the right of use asset. Management will continue to evaluate the actual amounts and duration of expected future sub-lease revenues. Should the actual sub-lease revenues be less than those currently expected, the Company may need to record impairment of some or all of its investment in the right of use asset.

During the first quarter of fiscal 2022, we incurred $0.7 million of incremental restructuring and related costs due to the transition to other facilities.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended October 31, 2021 of Calavo Growers, Inc. (“we”, “Calavo”, or the “Company”).

Recent Developments

Mexican Avocado Imports

On February 11, 2022, the United States Department of Agriculture halted all imports of avocados coming into the United States from Mexico. This ban was lifted on February 18, 2022. This stoppage of imports did not significantly impact our operations or our customers and we do not expect this to have a negative impact on our financial results.

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

The COVID-19 pandemic has created challenging and unprecedented conditions for our business, and we are committed to taking action in support of a Company-wide response to the crisis. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. This has resulted in inflationary and cost pressures that have significantly increased, and continue to adversely impact, our production and distribution costs, including costs of raw materials, packaging, labor, and freight. We are also experiencing pressure in our supply chain due to strained transportation capacity and lack of sufficient labor availability. We believe that we are well-positioned for the future as we continue to navigate the crisis and have successfully implemented contingency plans in the U.S. and in Mexico to monitor the evolving needs of our businesses in those countries, as well as those related to our Peru partner in consignment avocado sales.

The effects of the pandemic have been more pronounced in the portions of our business servicing foodservice customers and to a lesser extent certain segments of our retail business, including behind-the-glass deli and grab-and-go convenience items.

In early 2021, health agencies approved vaccines for combating the COVID-19 virus. In November 2021, the omicron variant of the SARS-COV-2 virus has started to spread throughout the world, which led to further pandemic restrictions. While many of such restrictions have since been lifted, the pace of the recovery from the COVID-19 pandemic is not presently known. We cannot reasonably estimate the duration or extent of the pandemic’s adverse impact on our business, operating results, and long-term liquidity position.

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

In response to the inflationary costs described above, we notified our customers of our plans to institute price increases for our RFG and Foods products. Management believes the price increases will largely be accepted by our customers without significant loss of sales, will reverse the margin compression experienced by RFG and Foods segments during the pandemic, and will enable us to continue to invest in initiatives that drive growth.

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

2011 Assessment

During our third quarter of fiscal 2016, our wholly-owned subsidiary, Calavo de Mexico (CDM) received a written communication from the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (MFM) containing preliminary observations related to a fiscal 2011 tax audit of such subsidiary. As a result, in April 2019, the MFM issued a final tax assessment to CDM (the “2011 Assessment”) totaling approximately $2.2 billion Mexican pesos related to Income Tax, Flat Rate Business Tax, and value added tax, corresponding to the fiscal year 2011 tax audit.

On June 16, 2021, Calavo reached a settlement agreement with the MFM regarding the 2011 Assessment. Under the terms of the settlement, Calavo agreed to pay approximately $47.8 million Mexican pesos (approximately $2.4 million USD) as a full and final settlement of all taxes, fines and penalties asserted by the MFM. The settlement included $1.5 million USD of income taxes and $0.9 million USD of value added taxes, with both amounts including penalties and interest and inflationary adjustments, which have been recorded in the financial statements as a discrete item in Income Tax Provision and in Expenses related to Mexican tax matters, respectively.

2013 Assessment

In January 2017, we received preliminary observations from the Servicio de Administracion Tributaria in Mexico (the “SAT”) related to an audit for fiscal year 2013 outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and IVA. We provided a written rebuttal to these preliminary observations during our second fiscal quarter of 2017. During the period from our third fiscal quarter of 2017 through our third fiscal quarter of 2018, we attempted to resolve our case with the SAT through the conclusive agreement submitted before PRODECON, having several working meetings attended by representatives of the SAT, CDM and the PRODECON. However, we were unable to materially resolve our case with the SAT through the PRODECON process.

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approximately $126.6 million USD at January 31, 2022) related to Income Tax, Flat Rate Business Tax, and value added tax, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of January 31, 2022 to the amount of $3.08 billion Mexican pesos (approx. $148.6 million USD).  Additionally, the tax authorities have determined that we owe our employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $5.7 million USD at January 31, 2022).

We have consulted with both an internationally recognized tax advisor as well as a global law firm with offices throughout Mexico, and we continue to believe that this tax assessment is without merit. In August 2018, we filed an Administrative Appeal on the 2013 Assessment, appealing our case to the SAT’s central legal department in Michoacan. Furthermore, in August 2018, we received a favorable ruling from the SAT’s central legal department in Michoacan on another tax matter (see Note 11 regarding IVA refunds) indicating that they believe that our legal interpretation is accurate on a matter that is also central to the 2013 Assessment. We believe this recent ruling significantly undermines the 2013 Assessment.

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

We strongly disagree with above actions taken and conclusions reached by the SAT. We have taken several measures in vigorous defense of our position, as explained below.

On August 27, 2021, we filed a formal complaint, or queja, (the Complaint) before the PRODECON to request their assistance with having the SAT act upon the Reconsideration. This complaint was later withdrawn in September, but may still be reinstated if deemed appropriate in the future. It should be noted that although the SAT is not obligated to act upon the Reconsideration, however, we believe that having the option of re-filing the PRODECON Complaint makes it likely that the SAT will respond to the Administrative Reconsideration and be open to settlement discussions.

On August 18, 2021, we filed an Administrative Reconsideration (the Reconsideration) before the Central Legal Department of the SAT located in Mexico City, asserting that the resolution in March of the Administrative Appeal was wrongly concluded, in particular with respect to the following matters:

o	Failure to recognize CDM as a “maquiladora”
o	Considering the Company to have a permanent establishment in Mexico,
o	Including fruit purchase deposits transferred by the Company to CDM as taxable,
o	Application of 16% IVA tax to fruit purchase deposits
o	Imposing double-taxation on the fruit purchase transactions

On September 22, 2021, we had an initial in-person meeting with the SAT in Mexico City to formally present and discuss the Reconsideration. The SAT agreed to review our Reconsideration in more detail; however, on January 3, 2022, the SAT formally rejected our request for the Reconsideration. In response to this rejection, on January 21, 2022, we filed an Injunction Suit (Juicio de Amparo) with a federal district court seeking to nullify the arguments against the Reconsideration made by the SAT on constitutional grounds. On February 25, 2022, we filed a supplemental Injunction Suit in which we seek to have the liens against the bank accounts of CDM lifted. The injunction suits have been accepted by the court and we are expecting a response by September 2022. The main purpose of the Amparo was to challenge the response issued to the Reconsideration, and with that, to keep the Reconsideration alive until the Amparo is decided. This would allow time to continue the discussions with SAT at the administrative level and would give SAT the legal basis to issue a new resolution in terms of what may be agreed in the ongoing discussions with SAT. This Amparo represents a further opportunity as well for a Court of Law to analyze this matter from a constitutional perspective.

On February 4, 2022, we had a follow-up meeting with the SAT in Mexico City to begin a dialog with the objective of reaching a settlement of the 2013 Assessment. The SAT agreed in principle to continue this dialog, but requested that we provide a financial guaranty to secure the related tax as a pre-requisite to these discussions. On March 10, 2022, we met with the SAT and offered an Administrative Guaranty (Embargo en Via Administrativa) to secure the 2013 Assessment, which provides the SAT with certain administrative rights to CDM assets in the unlikely event we do not prevail in our actions through the Federal Tax Court (see below) or in the Reconsideration process. Once the Administrative Guaranty is in place, the existing liens over the assets of CDM will be removed and the SAT collection process will be suspended.

On August 20, 2021 we filed an Annulment Suit (the Annulment Suit) with the Federal Tax Court, which among other things, strongly contends that the notifications made by the SAT to CDM and its designated advisors of the resolution of the Administrative Appeal in March 2021 were not legally communicated. In addition, the Annulment Suit asserts the same matters central to the Reconsideration, as described above, as wrongly concluded in the resolution of the Administrative Appeal.

On March 4, 2022, the Annulment Suit was formally accepted by the Federal Tax Court, which simultaneously granted a provisional suspension of the collections proceedings by the SAT. The acceptance by the court of the Annulment Suit renders the 2013 Assessment as non-definitive, until such time as the suit is resolved. The Company has presented the Federal Tax Court with evidence of the above offer of the Administrative Guaranty to the SAT, and in connection therewith, expects that the Federal Tax Court will issue a definitive suspension of collections proceedings.

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Annulment Suit in the Tax Court, we also believe it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT agree to reach a settlement. In accordance with our cumulative probability analysis, based on factors such as recent settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we recorded a provision of $11 million USD, in the third quarter of fiscal 2021, as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We believe that this provision remains appropriate as of January 31, 2022 based on or cumulative probability analysis. We incurred $0.4 million of related professional fees for the three months ended January 31, 2022, which have been recorded in Expenses related to Mexican Tax matters.

Closure of RFG Florida facility

On November 15, 2021, the Green Cove facility of RFG has ceased operations. The Company’s Fresh avocado operations at this facility will continue in operation and are not affected. RFG will continue to serve customers of this location from its other food processing locations, primarily in Georgia.

The closure resulted in a reduction of 140 employees, impairment of leasehold improvements, writedowns of inventory and other assets, and certain cash expenditures for the relocation of machinery and equipment and the closure of the leased facilities. During the fourth quarter of fiscal 2021, we wrote down $8.7 million of leasehold improvements, $0.1 million of equipment, and $0.6 million of inventory (recognized through cost of goods sold). We also paid $0.4 million in employee severance. The impairment related to the RFG Florida closure has been recorded on the face of the income statement under “Impairment and charges related to RFG Florida facility closure”.

As of January 31, 2022 and October 31, 2021, the Company had right of use assets with a net book value of $4.4 million and $4.8 million respectively, and lease liabilities of $5.5 million and $6.0 million, respectively, recorded on the balance sheet related to the closed facility. The facility lease has a maturity date of October 31, 2031. The Company intends to seek a sub-lease tenant to assume the vacated space, and believes such a sub-lease can be obtained at a lease rate, and for a lease period, sufficient to realize the right of use asset. Management will continue to evaluate the actual amounts and duration of expected future sub-lease revenues. Should the actual sub-lease revenues be less than those currently expected, the Company may need to record impairment of some or all of its investment in the right of use asset.

During the first quarter of fiscal 2022, we incurred $0.7 million of incremental restructuring and related costs due to the transition to other facilities.

Critical Accounting Estimates

In preparing our financial statements in accordance with GAAP, we are required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, and costs and expenses that are reported in the financial statements and accompanying disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates and assumptions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

There have been no material changes in our critical accounting estimates during the three months ended January 31, 2022, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2021.

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

	Three months ended January 31,
	2022	2021
Net income (loss) attributable to Calavo Growers, Inc.	$(4,043)	$5,277
Non-GAAP adjustments:
Non-cash losses recognized from unconsolidated entities (a)	535	155
Loss (Recovery) from FreshRealm and other related expenses (b)	—	(39)
Acquisition costs (c)	—	262
Net (gain) loss on Limoneira shares (d)	2,130	(3,589)
RFG rent expense add back (e)	108	108
Restructure costs - consulting, management recruiting and severance (f)	1,118	—
Mexican tax matters (g)	367	—
Impairment and charges related to closure of RFG Florida facility (h)	654	—
Tax impact of adjustments (i)	(1,238)	840
Adjusted net income attributed to Calavo Growers, Inc.	$(369)	$3,014

Calavo Growers, Inc.’s net income (loss) per share:
Diluted EPS (GAAP)	$(0.23)	$0.30
Adjusted Diluted EPS	$(0.02)	$0.17

Number of shares used in per share computation:
Diluted	17,653	17,669

(a)	For the three months ended January 31, 2022 and 2021, we realized losses from Agricola Don Memo totaling $0.5 million and $0.2 million.
(b)	As part of the FreshRealm Separation Agreement, we received $0.1 million of previously reserved receivables for the three months ended January 31, 2021. Partially offsetting this benefit, we had professional fees related to the FreshRealm Separation Agreement.
(c)	In the first quarter of 2021, we incurred professional service costs related to a considered but non-consummated acquisition.
(d)	For the three months ended January 31, 2022 and 2021, we recorded $2.1 million in unrealized losses and $3.6 million in unrealized gains related to these mark-to-market adjustments, respectively.
(e)	For the three months ended January 31, 2022 and 2021, we incurred $0.1 million related to rent paid for RFG corporate office space that we have vacated and plan to sublease.
(f)	For the three months ended January 31, 2022, we recorded $1.1 million of consulting expenses related to an enterprise-wide strategic business operations study conducted by a third-party management consulting organization for the purpose of restructuring to improve the profitability of the organization and efficiency of our operations.
(g)	For the three months ended January 31, 2022, we incurred $0.4 million of related professional fees related to the Mexican tax matters. See Note 7 to the consolidated condensed financial statements included in this Quarterly Report for further information.

(h)	On October 18, 2021, we announced the closure of RFG’s food processing operations at our Green Cove Springs (near Jacksonville), Florida facility, as part of our Project Uno profit improvement program. As of November 15, the Green Cove facility of RFG has ceased operations. We incurred $0.7 million of expenses in the first quarter of fiscal 2022, related to the closure of this facility.
(i)	Tax impact of non-GAAP adjustments are based on effective year-to-date tax rates.

Reconciliation of EBITDA and Adjusted EBITDA (Non-GAAP, Unaudited)

The following table presents EBITDA and adjusted EBITDA, each a non-GAAP measure, and reconciles them to net income (loss) attributable to Calavo Growers, Inc., which is the most directly comparable GAAP measure. See “Non-GAAP Financial Measures” above (in thousands, except per share amounts).

	Three months ended January 31,
	2022	2021
Net income (loss) attributable to Calavo Growers, Inc.	$(4,043)	$5,277
Interest Income	(133)	(72)
Interest Expense	327	174
Provision (benefit) for Income Taxes	(1,160)	1,943
Depreciation & Amortization	4,312	4,294
Stock-Based Compensation (d)	556	907
EBITDA	$(141)	$12,523

Adjustments:
Non-cash losses recognized from unconsolidated entities (a)	535	155
Net (gain) loss on Limoneira shares (d)	2,130	(3,589)
Loss (Recovery) from FreshRealm and other related expenses (b)	—	(39)
RFG rent expense add back (e)	108	108
Acquisition costs (c)	—	262
Restructure costs - consulting and management recruiting and severance (f)	1,118	—
Expenses related to Mexican tax matters (g)	367	—
Impairment and charges related to closure of RFG Florida facility (h)	618	—
Adjusted EBITDA	$4,735	$9,420
Adjusted EBITDA per dilutive share	$0.27	$0.53

See prior page for footnote references

Net Sales

The following table summarizes our net sales by business segment for each of the three months ended January 31, 2022 and 2021:

	Three months ended January 31,
	2022	Change	2021
Gross sales:
Fresh products	$162,585	41%	$115,459
RFG	95,764	6%	90,306
Calavo Foods	17,128	4%	16,458
Less intercompany eliminations	(1,385)	(16)%	(1,645)
Total net sales	$274,092	24%	$220,578

As a percentage of sales:
Fresh products	59.0%		52.0%
RFG	34.8%		40.6%
Calavo Foods	6.2%		7.4%
	100.0%		100.0%

Results of Operations

Summary

Net sales for the three months ended January 31, 2022, compared to the corresponding period in fiscal 2021, increased by $53.5 million, or approximately 24%. The increase was due to increases across all segments, but most significantly in Fresh products.

For the three months ended January 31, 2022, the increase in Fresh product sales was primarily due to an increase in sales of avocados. For the three months ended January 31, 2022, the increase in RFG sales was due primarily to increased sales from fresh-cut fruit & vegetables and prepared foods products. For the three months ended January 31, 2022, the increase in Calavo Foods was due primarily to an increase in the sales of prepared avocado products. See discussion below for further details.

All three segments of our business are subject to seasonal trends which can impact the volume and/or quality of raw materials sourced in any particular quarter. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Three Months Ended January 31, 2022 vs. Three Months Ended January 31, 2021

Net sales for the Fresh products business increased by approximately $47.1 million, or 41%, for the first quarter of fiscal 2022 compared to the corresponding period in fiscal 2021. This increase in Fresh product sales during the first quarter of fiscal 2022 was primarily related to increased sales prices of avocados due to increased demand and lower overall supply of avocados in the marketplace. In addition, tomato sales increased due to an increase in overall sales volume, partially offset by a decrease in sales prices.

Sales of avocados increased $46.3 million, or 45%, for the first quarter of 2022 compared to the prior year period. The average avocado sales price per carton increased 64% compared to the prior year period. This increase in the sales price per carton was mainly due to a decrease of supply of avocados in the marketplace. The volume of avocados sold in the first quarter of 2022 decreased 12% compared to the prior year period.

Sales of tomatoes increased $0.8 million, or 9%, for the first quarter of 2022, when compared to the prior year period. This increase in tomato sales was primarily due to a 24% increase in the cartons sold of tomatoes, partially offset by a 12% decline in the sales price per carton.

RFG

Three Months Ended January 31, 2022 vs. Three Months Ended January 31, 2021

Net sales for RFG for the quarter ended January 31, 2022, compared to the corresponding period in fiscal 2021, increased $5.5 million, or 6%. This increase was primarily reflecting a volume increase of 2%, favorable product mix and price increases.

Calavo Foods

Three Months Ended January 31, 2022 vs. Three Months Ended January 31, 2021

Net sales for Calavo Foods for the quarter ended January 31, 2022, compared to the corresponding period in fiscal 2021, increased $0.7 million, or 4%. Sales of prepared avocado products increased by approximately $1.0 million, or 6%, primarily related to an increase in the total volume of pounds sold.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three months ended January 31, 2022 and 2021:

	Three months ended January 31,
	2022	Change	2021

Gross profit (loss):
Fresh products	$11,666	(11)%	$13,145
RFG	(652)	n/m %	(23)
Calavo Foods	2,214	(53)%	4,717
Total gross profit	$13,228	(26)%	$17,839

Gross profit (loss) percentages:
Fresh products	7.2%		11.4%
RFG	(0.7)%		(0.0)%
Calavo Foods	12.9%		28.7%
Consolidated	4.8%		8.1%

Summary

Our cost of goods sold consists predominantly of ingredient costs (fruit, vegetables and other food products), packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold.

Gross profit decreased by approximately $4.6 million, or 26%, for the first quarter of fiscal 2022 compared to the corresponding period in fiscal 2021. The decrease was primarily attributable to gross profit declines across all segments.

Fresh products

The decrease in our Fresh products segment gross profit percentage for the quarter ended January 31, 2022, was the result of decreased gross profit for avocados. For the first quarter of fiscal 2022, the gross profit percentage for avocados was 7. 2% compared to 11.4% for the first quarter of 2021. Gross profit change is the result of lower volumes and increases in labor, and freight costs.

Gross profit for the quarter was also affected by the weakening of the U.S. dollar in relation to the Mexican peso during the quarter, resulting in a $0.6 million net loss related the remeasurement of peso-dominated net assets at our Mexican subsidiaries. During the same period last year, we had a remeasurement gain of $1.1 million.

Note that any additional significant fluctuations in the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profits for our Fresh products segment.

RFG

RFG’s gross profit (loss) percentage for the quarter ended January 31, 2022 was (0.7)%, compared to less than (0.0)% for the prior year period. The declines in gross profit for the quarter ended January 31, 2022, were due to increased commodity costs, lack of availability of key commodities, lower supply and higher turnover of labor. In addition, results were negatively impacted by costs associated with the consolidation of our Jacksonville, Florida facility into our Georgia facility.

We continue to experience operational challenges to our production facilities and logistics networks, shortage of labor and impacts from increases in prices of petroleum-based products, packaging materials and commodities, all of which are increasing costs companywide with the effects especially pronounced at RFG.

In response to the inflationary costs described above, we notified our customers of our plans to institute price increases for our RFG and Foods products. Management believes the price increases will largely be accepted by our customers without significant loss of sales, will reverse the margin compression experienced by RFG and Foods segments during the pandemic, and will enable us to continue to invest in initiatives that drive growth. However, we cannot assure you that such price increases will not cause a loss of sales, will improve margins in our RFG and Foods segments or that we will be able to undertake future initiatives to drive growth.

Management has considered the impact of current operating results as well as expected future results and has concluded that there were no impairment indicators with regard to intangible assets carried on the balance sheet as of January 31, 2022. This is consistent with the Company’s previous assessments which had reflected a significant cushion between the Company’s fair value determinations and the recorded carrying values of the respective intangible assets. Management will continue to evaluate the impact of operating results on these considerations in future quarters.

Calavo Foods

Calavo Foods’ gross profit percentage for the first quarter of fiscal 2022 was 12.9%, compared to 28.7% for the prior year period. The decreases in Calavo Foods gross profit percentage were due primarily to higher fruit costs and manufacturing costs. Any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profit for our Calavo Foods segment.

Selling, General and Administrative

	Three months ended January 31,
	2022	Change	2021

	(Dollars in thousands)
Selling, general and administrative	$15,337	8%	$14,174
Percentage of net sales	5.6%		6.4%

Selling, general and administrative expenses of $15.3 million for the three months ended January 31, 2022 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $1.2 million, or 8%, for the three months ended January 31, 2022 compared to the prior year period. This increase was primarily due to an increase in consulting services related to restructuring efforts ($1.1 million), and an increase in salaries and benefits expense related to the investment in key personnel to advance Project Uno ($0.6 million). Partially offsetting this increase was a decrease of stock-based compensation due to less amortization related to Management Incentive stock awards from prior years ($0.4 million), and a decrease in the bonus accrual ($0.4 million).

Loss from unconsolidated entities

	Three months ended January 31,
	2022	Change	2021

	(Dollars in thousands)
Loss from unconsolidated entities	$(535)	245%	$(155)

Losses from unconsolidated entities includes our participation in earnings or losses from our investments in Don Memo. For the three months ended January 31, 2022, we realized losses from Agricola Don Memo totaling $0.5 million and $0.2 million.

Income Taxes (Provision) Benefit

	Three months ended January 31,
	2022	Change		2021

Income tax benefit (provision)	$1,160	NM	%	$(1,943)
Effective tax rate	21.8%			27.1%

Our tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter.

Liquidity and Capital Resources

Cash provided by operating activities was $2.4 million for the three months ended January 31, 2022, compared to cash provided by operating activities of $13.2 million for the corresponding period in fiscal 2021. Cash used by operating activities for the three months ended January 31, 2022 reflect primarily our net loss of $4.2 million, plus add-backs for non-cash activities (depreciation and amortization, stock-based compensation expense, provision for losses on accounts receivable, losses from unconsolidated entities, net gains or losses on Limoneira shares, deferred taxes, loss on disposal of property, plant and equipment, and gain on the sale of the Temecula packinghouse) of $7.8 million and a net decrease in the components of our working capital of approximately $1.3 million.

Decreases in operating cash flows caused by working capital changes include an increase in inventory of $11.7 million, an increase in accounts receivable of $10.6 million, an increase in advances to suppliers of $3.3 million, an increase in prepaid expenses and other current assets of $1.6 million and an increase in other assets of $0.3 million, partially offset by an increase in payable to growers of $14.8 million, a net increase in accounts payable, accrued expenses and other liabilities of $7.9 million and a decrease in income taxes receivable of $3.5 million.

The increase in our inventory, as of January 31, 2022 when compared to October 31, 2021, is primarily due to higher inventory of California and Mexican Avocados. The increase in our accounts receivable, as of January 31, 2022, when compared to October 31, 2021, is primarily due an increase in sales in January 2022 compared to October 2021. The increase in advances to suppliers is mainly due to advances to our tomato growers in the first three months of fiscal 2022. The increase in payable to growers is mostly due to increased volumes and sales prices for California and Mexican avocados in the month of January 2022 compared to October 2021. The increase in accounts payable, accrued expenses and other liabilities is primarily related to an increase in payables related to an increase in the price of California and Mexican avocados. The decrease in income taxes receivable is due to the receipt of an income tax refund in the first quarter of fiscal 2022.

Cash used in investing activities was $2.1 million for the three months ended January 31, 2022, which primarily related to the purchases of property, plant and equipment.

Cash provided by financing activities was $5.6 million for the three months ended January 31, 2022, which related principally to the net proceeds on our credit facilities totaling $26.3 million, partially offset by, the payment of a $20.3 million dividend and payments on long-term obligations of $0.4 million.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Restricted cash, cash and cash equivalents as of January 31, 2022 and October 31, 2021 totaled $8.8 million and $2.9 million. Our working capital at January 31, 2022 was $62.7 million, compared to $38.0 million at October 31, 2021.

We believe that cash flows from operations, the available Credit Facility, and other sources will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for at least the next twelve months. We will continue to pursue grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel growth in each of our business segments. We have a revolving credit facility with Bank of America as administrative agent and Farm Credit West as joint lead arranger. Under the terms of this agreement, we may draw on funds for both working capital and long-term productive asset purchases. Total credit available under this agreement is $80 million and it expires in January 2026. For our Credit Facility, the weighted-average interest rate was 1.9% and 2.2% at January 31, 2022 and October 31, 2021. Under the Credit Facility, we had $64.0 million and $37.7 million outstanding as January 31, 2022 and October 31, 2021.

On December 1, 2021, we entered into the Fourth and Fifth Amendments to the Credit Agreement with Bank of America, N.A., as administrative agent (“Bank of America”), and Farm Credit West, PCA (together with Bank of America, the “Lenders”), relating to our Credit Agreement dated as of June 14, 2016, The Fourth and Fifth Amendments, among other terms, included Calavo de Mexico (CDM) as a guarantor, increased the interested rate by 0.5%, and amended the financial covenant requirements as follows:

●	The Fixed Charge Coverage Ratio (FCCR) covenant will be waived for the quarters ended October 31, 2021, January 31, 2022 and April 30, 2022. The covenant will resume for the quarter ended July 31, 2022.
●	The quarterly FCCR covenant will be replaced by a cumulative monthly minimum Consolidated EBITDA covenant, with the first measurement to occur as of January 31, 2022 for the three months then ended, and continuing monthly thereafter through June 2022.
●	Consolidated financial statements must be submitted monthly for the month and year-to-date period, beginning with the financial statements for the month of November 2021 and continuing through June 2022.

The Company also pledged the 1,677,000 shares it holds of Limoneira stock as collateral (which was in addition to the general business assets of the Company that already secure the credit facility).

The above terms and conditions will remain in effect until such time as the Company has certified compliance with a 1.15 to 1.0 minimum FCCR for two consecutive fiscal quarters.

As of January 31, 2022, the Company was not in compliance with the cumulative monthly minimum Consolidated EBITDA covenant, and the Consolidated Leverage Ratio (CLR) covenant. In March 2022, the Company and Bank of America, N.A. have entered into the Sixth Amendment, Limited Waiver, and Limited Consent to Credit Agreement (the “Sixth Amendment”). The Sixth Amendment, among other terms, waived the non-compliance of the financial covenants as of January 31, 2022 and amended the financial covenant requirements as follows:

●	The cumulative monthly minimum Consolidated EBITDA testing has been waived and the CLR covenant testing is waived through July 31, 2022.
●	Minimum Consolidated EBITDA of $3 million, $3 million and $5 million for the months of February, March and April 2022, respectively, will be required.

●	Monthly cumulative FCCR of 1.20 will be required starting with the quarter ended April 30, 2022, converting to trailing 12 months calculation starting as of October 31, 2022 and quarterly thereafter. For April through September 2022, dividends paid in December 2021 are included on a pro-rata basis.

The interest rate of the facility increased to BSBY plus 3.0%, until the first business day of the month after we certify that no default or event of default exists for the period ended July 31, 2022, at which point the interest rate will range between BSBY 1.25 – 1.75% based on our CLR. The total facility reduced from $100 million to $80 million and will be limited to a borrowing base consisting of the sum of eligible accounts receivable (80%), eligible US inventory (50%), and Limoneira shares (60%), less grower payables.

We expect to remain in compliance with the Credit Agreement, as so amended, through March 2023.

Contractual Commitments

There have been no other material changes to our contractual commitments from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2021. For a summary of the contractual commitments at October 31, 2021, see Part II, Item 7, in our 2021 Annual Report on Form 10-K.

Impact of Recently Issued Accounting Pronouncements

See Note 1 to the consolidated condensed financial statements included in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our Credit Facility, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2022.

(All amounts in thousands)	Expected maturity date January 31,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Assets
Restricted cash, cash and cash equivalents (1)	$8,796	$—	$—	$—	$—	$—	$8,796	$8,796
Accounts receivable (1)	89,467	—	—	—	—	—	89,467	89,467
Advances to suppliers (1)	9,951	—	—	—	—	—	9,951	9,951

Liabilities
Payable to growers (1)	$37,798	$—	$—	$—	$—	$—	$37,798	$37,798
Accounts payable (1)	11,848	—	—	—	—	—	11,848	11,848
Borrowings pursuant to credit facilities (1)	—	—	—	64,000	—	—	64,000	64,000
(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, and accounts payable approximate their fair value due to the short maturity of these financial instruments and the carrying amount of borrowings pursuant to credit facilities approximates fair market value due to the variable rate of interest.

We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Management does, however, evaluate this opportunity from time to time. Total foreign currency remeasurement losses for the three months ended January 31, 2022, net of gains, was $0.6 million. Total foreign currency remeasurement gains for the three months ended January 31, 2021, net of losses, was $1.1 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in litigation arising in the ordinary course of our business. We have provided information about certain legal proceedings in which we are involved in Note 7 to the consolidated condensed financial statements included in this Quarterly Report for further information.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part 1, item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2021.  There have been no material changes from the risk factors set forth in such Annual Report on Form 10-K.  However, the risks and uncertainties that we face are not limited to those set forth in the 2021 Form 10-K.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

ITEM 5. OTHER INFORMATION

Because this Quarterly Report on Form 10-Q is being filed within four business days after the applicable triggering events, the information below is being disclosed under this Item 5 instead of under Item 1.01 (Entry into a Material Definitive Agreement) and Item 2.03 (Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of Registrant) of Form 8-K.

On March 14, 2022, the Company and Bank of America, N.A., as administrative agent (“Bank of America”), and Farm Credit West, PCA (together with Bank of America, the “Lenders”) entered into the Sixth Amendment, Limited Waiver, and Limited Consent to Credit Agreement (the “Sixth Amendment”). The Sixth Amendment, among other terms, waived non-compliance with certain financial covenants as of January 31, 2022 and amended the financial covenant requirements as follows:

●	The cumulative monthly minimum Consolidated EBITDA testing has been waived and the CLR covenant testing is waived through July 31, 2022.
●	Minimum Consolidated EBITDA of $3 million, $3 million and $5 million for the months of February, March and April 2022, respectively, will be required.
●	Monthly cumulative FCCR of 1.20 will be required starting with the quarter ended April 30, 2022, converting to trailing 12 months calculation starting as of October 31, 2022 and quarterly thereafter. For April through September 2022, dividends paid in December 2021 are included on a pro-rata basis.

The interest rate of the facility increased to BSBY plus 3.0%, until the first business day of the month after we certify that no default or event of default exists for the period ended July 31, 2022, at which point the interest rate will range between BSBY plus 1.25 – 1.75% based on our CLR. The total facility reduced from $100 million to $80 million and will be limited to a borrowing base consisting of the sum of eligible accounts receivable (80%), eligible US inventory (50%), and Limoneira shares (60%), less grower payables.

ITEM 6. EXHIBITS

10.1	Form of Notice of Restricted Stock Award *

10.2	Form of Notice of Stock Option Award *

10.3	Fourth Amendment, joinder, Limited Waiver and Limited Consent to Credit Agreement, dated December 1, 2021.

10.4	Fifth Amendment to Credit Agreement, dated December 1, 2021.

10.5	Employment Agreement, between the Company and Brian Kocher, dated December 20, 2021.

10.6	Severance and Release Agreement, between the Company and Brian Kocher, dated December 20, 2021.

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. *

101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of January 31, 2022 and October 31, 2021; (2) Consolidated Condensed Statements of Operations for the three months ended January 31, 2022 and 2021; (3) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2022 and 2021; (4) Consolidated Statements of Shareholders’ Equity for the three months ended January 31, 2022 and 2021; and (5) Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: March 14, 2022
	By	/s/ Brian Kocher
Brian Kocher
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2022
	By	/s/ Mariela Matute
Mariela Matute
Chief Financial Officer
(Principal Financial Officer)