Form 10-Q
period 2022-04-30
CALAVO GROWERS INC
filed 2022-06-02
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

Registrant's number of shares of common stock outstanding as of April 30, 2022 was 17,742,140

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains statements relating to future events and results of Calavo Growers, Inc. and its consolidated subsidiaries (referred to in this report as “Calavo,” the “Company,” “we,” “us” or “our”), including certain projections and business trends, that are "forward-looking statements," as defined in the Private Securities Litigation and Reform Act of 1995, that involve risks, uncertainties and assumptions. These statements are based on our current expectations and are not promises or guarantees. If any of the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, gross profit, expenses, gain/(loss) on Limoneira shares, income/(loss) from unconsolidated entities, earnings, earnings per share, tax provisions, cash flows and currency exchange rates; the impact of COVID-19 on our business, results of operations and financial condition; the impact of acquisitions or debt or equity investments or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration (including information technology systems integration) plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance, whether attributable to Calavo or any of its unconsolidated entities; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; any risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and COVID-19 and trade protection measures such as import/export/customs duties, tariffs and/or quotas); any risks associated with receivables from and/or equity investments in unconsolidated entities; system security risk and cyber-attacks and any statements of assumptions underlying any of the foregoing.

Risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements include, but are not limited to, the following: the ability of our future management team to work together successfully; the impact of Project Uno initiatives on our business, results of operations, and financial condition, including uncertainty as to whether the desired effects will be achieved; the impact of the COVID-19 pandemic on our business, results of operations, and financial condition, including, but not limited to, disruptions in the manufacturing of our products and the operations of the related supply chains supporting our ability to deliver our products to consumers, impacts on our employees and uncertainty regarding our ability to implement health and safety measures for our employees, uncertainties regarding consumer demand for our products, impact on our food service customers, increased costs, the impact of governmental trade restrictions imposed as a result of COVID-19 and the possible adverse impact of COVID-19 on our goodwill and other intangible assets; our ability to raise prices, particularly in our RFG and Foods segments, to offset increases in costs of goods sold, and the impact of such price increases on future net sales; seasonality of our business; sensitivity of our business to changes in market prices of avocados and other agricultural products and other raw materials including fuel, packaging and paper;  potential disruptions to our supply chain; risks associated with potential future acquisitions, including integration; potential exposure to data breaches and other cyber-attacks on our systems or those of our suppliers or customers; dependence on large customers; dependence on key personnel, including personnel that have not yet been hired, and the ability of our future management team to work together successfully; potential for labor disputes; reliance on co-packers for a portion of our production needs; competitive pressures, including from foreign growers; risks of recalls and food-related injuries to our customers; changing consumer preferences; the impact of environmental regulations, including those related to climate change; risks associated with the environment and climate change, especially as they may affect our sources of supply; our ability to develop and transition new products and services and enhance existing products and services to meet customer needs; risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and COVID-19 and trade protection measures such as import/export/customs duties, tariffs and/or quotas and currency fluctuations); risks associated with receivables from, loans to and/or equity investments in unconsolidated entities, volatility in the value of our common stock; the impact of macroeconomic trends and events; and the resolution of pending investigations, legal claims and tax disputes, including an assessment imposed by the Mexican Tax Administrative Service (the “SAT”) and our defenses against collection activities commenced by the SAT.

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

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED, in thousands)

	April 30,	October 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$2,317	$1,885
Restricted cash	949	970
Accounts receivable, net of allowances of $4,569 (2022) and $4,816 (2021)	103,153	78,866
Inventories	53,617	40,757
Prepaid expenses and other current assets	9,333	11,946
Advances to suppliers	7,904	6,693
Income taxes receivable	8,664	11,524
Total current assets	185,937	152,641
Property, plant, and equipment, net	114,778	118,280
Operating lease right-of-use assets	57,042	59,842
Investment in Limoneira Company	20,027	27,055
Investments in unconsolidated entities	3,802	4,346
Deferred income taxes	5,316	5,316
Goodwill	28,653	28,653
Intangibles, net	7,992	8,769
Other assets	44,745	40,500
	$468,292	$445,402
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$52,105	$23,033
Trade accounts payable	18,639	9,794
Accrued expenses	50,086	42,063
Dividend payable	—	20,330
Other current liabilities	11,000	11,000
Current portion of operating leases	6,879	6,817
Current portion of long-term obligations and finance leases	1,539	1,587
Total current liabilities	140,248	114,624
Long-term liabilities:
Borrowings pursuant to credit facilities, long-term	41,900	37,700
Long-term operating leases, less current portion	54,760	57,561
Long-term obligations and finance leases, less current portion	4,647	5,553
Other long-term liabilities	2,970	3,081
Total long-term liabilities	104,277	103,895
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,742 and 17,686 shares issued and outstanding as of April 30, 2022 and October 31, 2021, respectively)	18	18
Additional paid-in capital	169,453	168,133
Noncontrolling interest	1,166	1,368
Retained earnings	53,130	57,364
Total shareholders' equity	223,767	226,883
	$468,292	$445,402

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,
	2022	2021	2022	2021

Net sales	$331,418	$276,821	$605,510	$497,399
Cost of sales	309,677	254,221	570,541	456,960
Gross profit	21,741	22,600	34,969	40,439
Selling, general and administrative	16,605	13,683	31,853	27,857
Expenses related to Mexican tax matters	478	—	845	—
Impairment and charges related to RFG Florida facility closure	305	—	959	—
Gain on sale of Temecula packinghouse	(54)	(54)	(108)	(108)
Operating income	4,407	8,971	1,420	12,690
Interest expense	(460)	(191)	(787)	(365)
Other income, net	496	411	1,155	612
Unrealized net gain (loss) on Limoneira shares	(4,898)	3,506	(7,028)	7,095
Income (loss) before income taxes and loss from unconsolidated entities	(455)	12,697	(5,240)	20,032
Income tax (provision) benefit	187	(2,772)	1,347	(4,715)
Net loss from unconsolidated entities	(8)	(1,131)	(543)	(1,286)
Net income (loss)	(276)	8,794	(4,436)	14,031
Add: Net loss attributable to noncontrolling interest	85	47	202	87
Net income (loss) attributable to Calavo Growers, Inc.	$(191)	$8,841	$(4,234)	$14,118

Calavo Growers, Inc.’s net income (loss) per share:
Basic	$(0.01)	$0.50	$(0.24)	$0.80
Diluted	$(0.01)	$0.50	$(0.24)	$0.80

Number of shares used in per share computation:
Basic	17,664	17,619	17,659	17,609
Diluted	17,664	17,679	17,659	17,668

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended April 30,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$(4,436)	$14,031
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,405	8,371
Non-cash operating lease expense	61	59
Net loss from unconsolidated entities	543	1,286
Unrealized net loss (gain) on Limoneira shares	7,028	(7,095)
Impairment and non-cash charges related to closure of RFG Florida facility	317	—
Stock-based compensation expense	1,368	2,264
Gain on sale of Temecula packinghouse	(108)	(108)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(24,287)	(26,400)
Inventories	(12,950)	(11,579)
Prepaid expenses and other current assets	13	2,700
Advances to suppliers	(1,211)	(4,460)
Income taxes receivable/payable	2,860	8,172
Other assets	(1,645)	(5,126)
Payable to growers	29,072	20,044
Trade accounts payable, accrued expenses and other liabilities	16,302	8,264
Net cash provided by operating activities	21,332	10,423
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(3,787)	(7,659)
Infrastructure advance to tomato growers	—	(1,326)
Net cash used in investing activities	(3,787)	(8,985)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(20,330)	(20,343)
Proceeds from revolving credit facility	168,800	172,600
Payments on revolving credit facility	(164,600)	(150,900)
Payments of minimum withholding taxes on net share settlement of equity awards	(95)	(602)
Payments on long-term obligations and finance leases	(956)	(713)
Proceeds from stock option exercises	47	47
Net cash provided by (used in) financing activities	(17,134)	89
Net increase in cash, cash equivalents and restricted cash	411	1,527
Cash, cash equivalents and restricted cash, beginning of period	2,855	4,055
Cash, cash equivalents and restricted cash, end of period	$3,266	$5,582
Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$—	$665
Property, plant, and equipment included in trade accounts payable and accrued expenses	$878	$522

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2020	17,661	$18	$165,000	$89,512	$1,472	$256,002
Exercise of stock options and income tax benefit	2	—	47	—	—	47
Payment of min. withholding of taxes on net share settlement of equity awards	—	—	(467)	—	—	(467)
Stock compensation expense	—	—	907	—	—	907
Restricted stock issued	23	—	—	—	—	—
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	(40)	(40)
Net income attributable to Calavo Growers, Inc.	—	—	—	5,277	—	5,277
Balance, January 31, 2021	17,686	18	165,487	94,789	1,432	261,726
Stock compensation expense	—	—	1,357	—	—	1,357
Payments of minimum withholding taxes on net share settlement of equity awards	(2)	—	(135)	—	—	(135)
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	(47)	(47)
Net income attributable to Calavo Growers, Inc.	—	—	—	8,841	—	8,841
Balance, April 30, 2021	17,684	$18	$166,709	$103,630	$1,385	$271,742

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2021	17,686	$18	$168,133	$57,364	$1,368	$226,883
Exercise of stock options and income tax benefit	2	—	47	—	—	47
Payment of min. withholding of taxes on net share settlement of equity awards	—	—	(44)	—	—	(44)
Stock compensation expense	—	—	556	—	—	556
Restricted stock issued	28	—	—	—	—	—
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	(117)	(117)
Net loss attributable to Calavo Growers, Inc.	—	—	—	(4,043)	—	(4,043)
Balance, January 31, 2022	17,716	18	168,692	53,321	1,251	223,282
Stock compensation expense	—	—	812	—	—	812
Restricted stock issued	26	—	—	—	—	—
Payments of minimum withholding taxes on net share settlement of equity awards	—	—	(51)	—	—	(51)
Avocados de Jalisco noncontrolling interest contribution	—	—	—	—	(85)	(85)
Net loss attributable to Calavo Growers, Inc.	—	—	—	(191)	—	(191)
Balance, April 30, 2022	17,742	$18	$169,453	$53,130	$1,166	$223,767

See accompanying notes to consolidated condensed financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of the business

Business

Calavo Growers, Inc. (referred to in this report as “Calavo”, the “Company”, “we’, “us” or “our”), is a global leader in the avocado industry and a provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers on a worldwide basis. We procure avocados from California, Mexico and other growing regions around the world. Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) create, process and package a portfolio of healthy fresh foods including fresh-cut fruit and vegetables, and prepared foods and (iii) process and package guacamole and salsa. We distribute our products both domestically and internationally and report our operations in three different business segments: Fresh products, Renaissance Food Group (RFG) and Calavo Foods.

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

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which amends and simplifies the accounting for income taxes by removing certain exceptions and providing new guidance to reduce complexity in certain aspects of the current guidance. This guidance was adopted by the Company during the first quarter of 2022 and did not impact the Company’s financial statements or related disclosures.

2. Information regarding our operations in different segments

We report our operations in three different business segments: (1) Fresh products, (2) RFG, and (3) Calavo Foods. These three business segments are presented based on how information is used by our Chief Executive Officer (our Chief Operating Decision Maker) to measure performance and allocate resources. The Fresh products segment includes operations that involve the distribution of avocados and other fresh produce products. The RFG segment represents operations related to the manufacturing and distribution of fresh-cut fruit, fresh-cut vegetables, and prepared foods. The Calavo Foods segment represents operations related to the purchase, manufacturing, and distribution of prepared avocado products, including guacamole, and salsa. Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate. We do not allocate assets, or specifically identify them, to our operating segments. The sales data in the following tables is presented in thousands:

	Three months ended April 30, 2022				Three months ended April 30, 2021

	Fresh		Calavo		Fresh		Calavo
	products	RFG	Foods	Total	products	RFG	Foods	Total

Avocados	$191,754	$—	$—	$191,754	$146,359	$—	$—	$146,359
Tomatoes	17,353	—	—	17,353	13,433	—	—	13,433
Papayas	2,743	—	—	2,743	2,647	—	—	2,647
Other fresh income	8	—	—	8	126	—	—	126
Fresh-cut fruit	—	48,829	—	48,829	—	48,006	—	48,006
Fresh-cut vegetables	—	26,777	—	26,777	—	25,215	—	25,215
Prepared products	—	27,380	20,809	48,189	—	23,790	20,915	44,705
Salsa	—	—	403	403	—	—	696	696
Total gross sales	211,858	102,986	21,212	336,056	162,565	97,011	21,611	281,187
Less sales allowances	(861)	(827)	(1,397)	(3,085)	(879)	(722)	(875)	(2,476)
Less inter-company eliminations	(486)	—	(1,067)	(1,553)	(717)	—	(1,173)	(1,890)
Net sales	$210,511	$102,159	$18,748	$331,418	$160,969	$96,289	$19,563	$276,821

	Six months ended April 30, 2022				Six months ended April 30, 2021

	Fresh		Calavo		Fresh		Calavo
	products	RFG	Foods	Total	products	RFG	Foods	Total

Avocados	$342,258	$—	$—	$342,258	$250,130	$—	$—	$250,130
Tomatoes	27,340	—	—	27,340	22,619	—	—	22,619
Papayas	5,783	—	—	5,783	5,397	—	—	5,397
Other fresh income	33	—	—	33	454	—	—	454
Fresh-cut fruit	—	92,202	—	92,202	—	90,950	—	90,950
Fresh-cut vegetables	—	54,863	—	54,863	—	54,804	—	54,804
Prepared products	—	52,198	39,219	91,417	—	42,508	37,753	80,261
Salsa	—	—	824	824	—	—	1,408	1,408
Total gross sales	375,414	199,263	40,043	614,720	278,600	188,262	39,161	506,023
Less sales allowances	(1,832)	(1,340)	(3,100)	(6,272)	(1,455)	(1,667)	(1,967)	(5,089)
Less inter-company eliminations	(1,090)	—	(1,848)	(2,938)	(1,243)	—	(2,292)	(3,535)
Net sales	$372,492	$197,923	$35,095	$605,510	$275,902	$186,595	$34,902	$497,399

	Fresh		Calavo	Interco.
	products	RFG	Foods	Elimins.	Total

	(All amounts are presented in thousands)
Three months ended April 30, 2022
Net sales	$210,997	$102,159	$19,815	$(1,553)	$331,418
Cost of sales	192,841	99,915	18,474	(1,553)	309,677
Gross profit	$18,156	$2,244	$1,341	$—	$21,741

Three months ended April 30, 2021
Net sales	$161,686	$96,289	$20,736	$(1,890)	$276,821
Cost of sales	146,678	94,001	15,432	(1,890)	254,221
Gross profit	$15,008	$2,288	$5,304	$—	$22,600

	Fresh		Calavo	Interco.
	products	RFG	Foods	Elimins.	Total

	(All amounts are presented in thousands)
Six months ended April 30, 2022
Net sales	$373,582	$197,923	$36,943	$(2,938)	$605,510
Cost of sales	343,760	196,331	33,388	(2,938)	570,541
Gross profit	$29,822	$1,592	$3,555	$—	$34,969

Six months ended April 30, 2021
Net sales	$277,145	$186,595	$37,194	$(3,535)	$497,399
Cost of sales	248,992	184,329	27,174	(3,535)	456,960
Gross profit	$28,153	$2,266	$10,020	$—	$40,439

For the three months ended April 30, 2022 and 2021, intercompany sales and cost of sales of $0.5 million and $0.7 million between Fresh products and RFG were eliminated. For the three months ended April 30, 2022 and 2021, intercompany sales and cost of sales of $1.1 million and $1.2 million between Calavo Foods and RFG were eliminated. For the six months ended April 30, 2022 and 2021, intercompany sales and cost of sales of $1.1 million and $1.2 million between Fresh products and RFG were eliminated. For the six months ended April 30, 2022 and 2021, intercompany sales and cost of sales of $1.8 million and $2.3 million between Calavo Foods and RFG were eliminated.

Sales to customers outside the U.S. were approximately $8.3 million, and $8.8 million for the three months ended April 30, 2022 and 2021. Sales to customers outside the U.S. were approximately $15.4 million, and $16.9 million for the six months ended April 30, 2022 and 2021.

Our foreign operations in Mexico are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries in Mexico is the United States dollar (U.S. dollar). As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements and foreign currency transactions are recognized within cost of sales. We recognized foreign currency remeasurement losses in the current quarter. These losses were due primarily to certain long-term net peso receivables. Foreign currency remeasurement losses, net of gains, for the three months ended April 30, 2022 and 2021 was $0.3 million and $0.5 million. Foreign currency remeasurement losses, net of gains, for the six months ended April 30, 2022 was $0.9 million. Foreign currency remeasurement gains, net of losses, for the six months ended April 30, 2021 was $0.6 million.

Long-lived assets attributed to geographic areas as of April 30, 2022 and October 31, 2021, are as follows (in thousands):

	United States	Mexico	Consolidated
April 30, 2022	$78,604	$36,174	$114,778
October 31, 2021	$81,059	$37,221	$118,280

3.	Inventories

Inventories consist of the following (in thousands):

	April 30,	October 31,
	2022	2021

Fresh fruit	$31,633	$17,648
Packing supplies and ingredients	14,539	13,088
Finished prepared foods	7,445	10,021
Total	$53,617	$40,757

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions. Inventory includes reserves of $0.4 million and $0.2 million in slow moving and obsolete packing supply inventory as of April 30, 2022 and October 31, 2021.

4.	Related party transactions

Board of Directors

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. For the three months ended April 30, 2022 and 2021, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $1.4 million and $5.0 million. For the six months ended April 30, 2022 and 2021, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $1.6 million and $5.0 million. Amounts payable to these Board members were $0.5 million as of April 30, 2022. We did not have any amounts payable to these Board members as of October 31, 2021.

Limoneira

During the three months ended April 30, 2022 and 2021, we received $0.1 million as dividend income from Limoneira Company (Limoneira). During the six months ended April 30, 2022 and 2021, we received $0.2 million as dividend income from Limoneira. In addition, we lease office space from Limoneira for our corporate office. We paid rent expense to Limoneira totaling $0.1 million for the three months ended April 30, 2022 and 2021. We paid rent expense to Limoneira totaling $0.2 million for the six months ended April 30, 2022 and 2021. Harold Edwards, who resigned as a member of our Board of Directors in February 2022, is the Chief Executive Officer of Limoneira Company. As of April 30, 2022, we own approximately 9% of Limoneira’s outstanding shares. In February 2022, Limoneira ended its marketing agreement with Calavo. The termination of this agreement is not expected to have a significant effect on either sales or results of operations.

Agricola Don Memo, S.A. de C.V. (“Don Memo”)

Calavo and Agricola Belher (“Belher”) have an equal one-half ownership interest in Don Memo. Pursuant to a management service agreement, Belher, through its officers and employees, has day-to-day power and authority to manage the operations.

As of April 30, 2022, and October 31, 2021, we had an investment of $3.8 million and $4.3 million, representing Calavo’s 50% ownership in Don Memo, which was included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. As of April 30, 2022 and October 31, 2021, we had outstanding advances of $4.2 million and $4.2 million to Don Memo. In October 2020, we entered into an infrastructure loan agreement with Don Memo for up to $2.4 million secured by certain property and equipment of Don Memo. This infrastructure loan accrues interest at 7.25%. In October 2020, we funded $0.7 million related to this loan agreement, and we funded an additional $0.7 million, and $0.6 million in the first, and second quarters of fiscal 2021, for a total outstanding balance at April 30, 2022 of $2.0 million ($0.4 million is included in prepaids and other current assets and $1.6 million in other assets). This infrastructure loan agreement will mature in fiscal 2024. During the three months ended April 30, 2022 and 2021, we incurred $0.5 million and $0.4 million of cost of sales to Don Memo pursuant to our purchase consignment agreement. During the six months ended April 30, 2022 and 2021, we incurred $3.9 million and $3.9 million of cost of sales to Don Memo pursuant to our purchase consignment agreement.

Belher

We make advances to Belher for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. We had grower advances due from Belher totaling $1.8 million and $4.5 million as of April 30, 2022 and October 31, 2021, which are netted against the grower payable. In addition, we had infrastructure advances due from Belher of $0.9 million as of April 30, 2022 and October 31, 2021. These infrastructure advances were recorded as a receivable in prepaid and other current assets as of April 30, 2022 and October 31, 2021. In July 2021, we made a bridge loan of $3.5 million to Belher. This loan is secured by certain farmland in Mexico and accrues interest at 10%. In the first quarter of fiscal 2022, this loan was amended to be due with installments of $0.9 million on July 31, 2022, $0.9 million on July 31, 2023 and $1.7 million on July 31, 2024. This bridge loan has been recorded as $0.9 million in prepaid expenses and other current assets and $2.6 million in other assets. As part of this amended loan agreement, we can withhold payments on both the infrastructure advances and the bridge loan through the netting against the grower payable due to Belher. For the three and six months ended April 30, 2022, we withheld $1.0 million from payments to Belher to offset infrastructure advances and the bridge loan repayments. During the three months ended April 30, 2022 and 2021, we incurred $14.6 million and $11.2 million of cost of sales to Belher pursuant to our purchase consignment agreement. During the three months ended April 30, 2022 and 2021, we incurred $18.0 million and $14.5 million of cost of sales to Belher pursuant to our purchase consignment agreement.

Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”)

In August 2015, we entered into a Shareholder’s Agreement with various Mexican partners and created Avocados de Jalisco. Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. As of April 30, 2022, this entity was approximately 83% owned by Calavo and was consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico, which began operations in June of 2017. During the three months ended April 30, 2021 we purchased approximately $1.0 million of avocados from the partners of Avocados de Jalisco. During the six months ended April 30, 2022 and 2021, we purchased approximately $3.5 million and $3.2 million of avocados from the partners of Avocados de Jalisco.

5.	Other assets and Intangibles

Other assets consist of the following (in thousands):

	April 30,	October 31,
	2022	2021
Mexican IVA (i.e. value-added) taxes receivable (see note 11)	$39,830	$37,493
Infrastructure advances to Agricola Belher	1,641	1,641
Bridge loan to Agricola Belher	2,600	—
Other	674	1,366
Total	$44,745	$40,500

Intangible assets consist of the following (in thousands):

		April 30, 2022			October 31, 2021
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	7 years	$17,340	$(10,681)	$6,659	$17,340	$(9,989)	$7,351
Trade names	11 years	4,060	(3,040)	1,020	4,060	(2,980)	1,080
Trade secrets/recipes	9 years	630	(592)	38	630	(567)	63
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$22,305	$(14,313)	$7,992	$22,305	$(13,536)	$8,769

We anticipate recording amortization expense of $0.8 million for the remainder of fiscal 2022, $1.5 million for fiscal year 2023, $1.5 million for fiscal year 2024, $1.5 million for fiscal year 2025, and $2.4 million thereafter.

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

Restricted Stock Awards

On December 13, 2021, certain of our officers were granted a total of 5,355 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $40.53. These shares vest over two years, on an annual basis, beginning December 13, 2022. These shares were granted pursuant to our 2020 Plan. The total recognized stock-based compensation expense for these grants was less than $0.1 million for the three and six months ended April 30, 2022.

On January 3, 2022, all 10 of our current directors were granted 2,814 restricted shares each (for a total of 28,140 shares). These shares have full voting rights and participate in dividends as if unrestricted. The closing share price of our stock on such grant date was $42.64. As of January 3, 2023, these shares will vest and become unrestricted subject to the continued service of the director. The total recognized stock-based compensation expense for these grants was $0.3 million and $0.4 million for the three and six months ended April 30, 2022.

On January 20, 2022, one of our current directors was granted 1,500 unrestricted shares as a component of her compensation for services rendered during the 2021 fiscal year. The closing share price of our stock on such grant date was $41.73. The stock-based compensation expense for this grant was recognized in total upon grant and aggregated $0.1 million for the three and six months ended April 30, 2022.

On February 1, 2022, Brian Kocher, our new Chief Executive Officer, was granted 28,993 of restricted shares as part of his employment agreement. The closing share price of our stock on such grant date was $41.39. These shares will vest over three years on an annual basis, beginning February 1, 2023. The total recognized stock-based compensation expense for this grant was $0.1 million for the three and six months ended April 30, 2022.

A combined summary of restricted stock award activity, related to our 2011 and 2020 Plans, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2021	43	$64.89
Vested	(31)	$45.44
Forfeited	(1)	$44.57
Granted	64	$41.88
Outstanding at April 30, 2022	75	$44.08	$2,718

The total recognized stock-based compensation expense for restricted stock was $0.8 million and $1.4 million for the three months ended April 30, 2022 and 2021. The total recognized stock-based compensation expense for restricted stock was $1.4 million and $2.3 million for the six months ended April 30, 2022 and 2021. Total unrecognized stock-based compensation expense totaled $1.5 million as of April 30, 2022 and will be amortized through fiscal year 2024.

Restricted Stock Units (RSUs) and Performance Restricted Stock Units (PRSUs)

On April 1, 2022, we issued RSUs for officers and other members of management as part of our long-term incentive plan. The RSUs are time-based and vest annually in equal amounts over a three-year period. The PRSUs are based on three-year cumulative performance targets of net sales, adjusted EBITDA and return on invested capital and vest entirely at the third anniversary.   We granted 34,269 shares of RSUs and 27,547 shares of PRSUs at a grant stock price of $37.49. Based on our current projections, we recognized approximately $0.1 million of stock-based compensation for the three and six months ended April 30, 2022. As of April 30, 2022, there was $2.3 million of unrecognized stock-based compensation costs related to non-vested RSUs and PRSUs, which the Company expects to recognize over a weighted-average period of 2.5 years. The total fair value of the restricted stock units at April 30, 2022, is approximately $2.3 million.

Stock Options

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

A summary of stock option activity, related to our 2011 and 2020 Plans, is as follows (in thousands, except for weighted-average exercise price):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2021	19	$42.89
Exercised	(2)	$23.48
Outstanding at April 30, 2022	17	$47.62	$193
Exercisable at April 30, 2022	12	$51.12	$179

At April 30, 2022, outstanding and exercisable stock options had a weighted-average remaining contractual term of 2.9 years. The total recognized and unrecognized stock-based compensation expense was insignificant for the three and six months ended April 30, 2022 and 2021.

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

2011 Assessment

On June 16, 2021 Calavo reached a settlement agreement with the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico (MFM) regarding a 2011 Assessment of approximately $2.2 billion Mexican pesos related to income tax, flat rate business tax and value added tax. Calavo agreed to pay approximately $47.8 million Mexican pesos (approximately $2.4 million USD) as a full and final settlement of all taxes, fines, and penalties.

2013 Assessment

In January 2017, we received preliminary observations from the Servicio de Administracion Tributaria in Mexico (the “SAT”) related to an audit for fiscal year 2013 outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and IVA. We provided a written rebuttal to these preliminary observations during our second fiscal quarter of 2017. During the period from our third fiscal quarter of 2017 through our third fiscal quarter of 2018, we attempted to resolve our case with the SAT through the conclusive agreement submitted before PRODECON (Mexican Tax Ombudsman), having several working meetings attended by representatives of the SAT, Calavo de Mexico (CDM) and the PRODECON. However, we were unable to materially resolve our case with the SAT through the PRODECON process.

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approximately $129.5 million USD at April 30, 2022) related to Income Tax, Flat Rate Business Tax, and value added tax, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of April 30, 2022 to the amount of $3.08 billion Mexican pesos (approx. $153.5 million USD).  Additionally, the tax authorities have determined that we owe our employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $5.9 million USD at April 30, 2022). In August 2018, we filed an Administrative Appeal on the 2013 Assessment, appealing our case to the SAT’s central legal department in Michoacan.

On June 25, 2021, we became aware that the Administrative Appeal had been resolved by the SAT against CDM on March 12, 2021, and that we had allegedly failed to timely respond to and challenge the SAT’s notification of such resolution, therefore rendering the 2013 Assessment as definitive. Consequently, the SAT placed liens on the fixed assets of CDM, with a net book value of approximately $26 million USD, and on bank accounts of CDM totaling approximately $1 million USD in order to guaranty the 2013 Assessment. Based on legal counsel from our tax advisory firm, we and our tax advisory firm have concluded that the March notification was not legally communicated.

On August 27, 2021, we filed a formal complaint, or queja, (the “Complaint”) before the PRODECON to request its assistance with having the SAT act upon the Reconsideration. The Complaint was withdrawn in September, but may still be reinstated if deemed appropriate in the future.

On August 18, 2021, we filed an Administrative Reconsideration (the Reconsideration) before the Central Legal Department of the SAT located in Mexico City, asserting that the resolution in March of the Administrative Appeal was wrongly concluded, in particular with respect to the following matters:

o	Failure to recognize CDM as a “maquiladora”
o	Considering the Company to have a permanent establishment in Mexico,
o	Including fruit purchase deposits transferred by the Company to CDM as taxable,
o	Application of 16% IVA tax to fruit purchase deposits; and
o	Imposing double-taxation on the fruit purchase transactions

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

On September 22, 2021, we had an initial in-person meeting with the SAT in Mexico City to formally present and discuss the Reconsideration. The SAT agreed to review our Reconsideration in more detail; however, on January 3, 2022, the SAT formally rejected our request for the Reconsideration. In response to this rejection, on January 21, 2022, we filed an injunction suit (the “Amparo”) with a federal district court seeking to nullify the arguments against the Reconsideration made by the SAT on constitutional grounds.

On February 4, 2022, we had a follow-up meeting with the SAT in Mexico City to begin a dialog with the objective of reaching a settlement of the 2013 Assessment. The SAT agreed in principle to continue this dialog, but requested that we provide a financial guaranty to secure the related tax as a pre-requisite to these discussions.

On February 25, 2022, we filed an additional injunction in which we seek to have the liens against the bank accounts of CDM lifted. The injunction suit has been accepted by the court and we are expecting a response by September 2022. The main purpose of the injunction suit was to challenge the SAT’s response issued to the Reconsideration, and with that, to keep the Reconsideration alive until the injunction suit is decided. This would allow time to continue the discussions with SAT at the administrative level and would give SAT the legal basis to issue a new resolution in terms of what may be agreed in the ongoing discussions with SAT. This injunction suit represents a further opportunity as well for a Court of Law to analyze this matter from a constitutional perspective.

The injunction suit has been admitted for analysis by the District Court, however, SAT filed a complaint (queja) against the ruling allowing CDM to file an extension of the injunction suit aiming to appoint as a defendant other than SAT’s authority that were involved in the reconsideration appeal's resolution. This complaint was filed by SAT to challenge the admission and analysis of the injunction suit; this complaint is expected to be decided by the Circuit Courts within the next couple of months.

On March 10, 2022, we met with the SAT and offered an Administrative Guaranty (Embargo en Via Administrativa) to secure the 2013 Assessment, which provides the SAT with certain administrative rights to CDM assets in the unlikely event we do not prevail in our actions through the Federal Tax Court (see below). Once the Administrative Guaranty is in place, the existing liens over the assets of CDM will be removed and the SAT collection process will be suspended.

On March 4, 2022, the Annulment Suit was formally accepted by the Federal Tax Court, which simultaneously granted a provisional suspension of the collections proceedings by the SAT. The acceptance by the court of the Annulment Suit renders the 2013 Assessment as non-definitive, until such time as the suit is resolved.

On April 27, 2022, the SAT provided a Positive Compliance Opinion to CDM, and consequently on April 29, 2022, the Tax Authority renewed the VAT Certification to CDM. These two resolutions signal a positive development on the Tax controversies in Mexico.

On April 29, 2022, we submitted all the documentation required to the Tax Authority and the Federal Tax Court to continue with the consideration of the Administrative Guaranty. Once the Administrative Guaranty is ruled and accepted by the FTC and tax authority, they will permanently suspend and remove the liens on the fixed assets and bank accounts of CDM.

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Annulment Suit in the Tax Court, we also believe it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT to agree to reach a settlement. In accordance with our cumulative probability analysis on uncertain tax positions, our recent settlements, made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we recorded a provision of $11 million USD, in the third quarter of fiscal 2021, as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We believe that this provision remains appropriate as of April 30, 2022 based on or cumulative probability analysis. We incurred $0.5 million and $0.8 million of related professional fees for the three and six months ended April 30, 2022, which have been recorded in Expenses related to Mexican Tax matters.

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

The following table sets forth our financial assets and liabilities as of April 30, 2022 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(All amounts are presented in thousands)
Assets at Fair Value at April 30, 2022:
Investment in Limoneira Company(1)	$20,027	-	-	$20,027
Total assets at fair value	$20,027	-	-	$20,027

Assets at Fair Value at October 31, 2021:
Investment in Limoneira Company(1)	$27,055	-	-	$27,055
Total assets at fair value	$27,055	-	-	$27,055

(1)    The investment in Limoneira Company consists of marketable securities in the Limoneira Company common stock. We currently own approximately 9% of Limoneira’s outstanding common stock. These securities are measured at fair value using quoted market prices. For the three months ended April 30, 2022 and 2021, we recognized losses of $4.9 million and gains of $3.5 million, respectively, on the consolidated condensed statements of operations. For the six months ended April 30, 2022 and 2021, we recognized losses of $7.0 million and gains of $7.1 million, respectively, on the consolidated condensed statement of operations.

9.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Three months ended April 30,
Avocados de Jalisco noncontrolling interest	2022	2021

Noncontrolling interest, beginning	$1,251	$1,432
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(85)	(47)
Noncontrolling interest, ending	$1,166	$1,385

	Six months ended April 30,
Avocados de Jalisco noncontrolling interest	2022	2021

Noncontrolling interest, beginning	$1,368	$1,472
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(202)	(87)
Noncontrolling interest, ending	$1,166	$1,385

10.	Earnings per share

Basic and diluted net income per share is calculated as follows (data in thousands, except per share data):

	Three months ended April 30,
	2022	2021
Numerator:
Net income (loss) attributable to Calavo Growers, Inc.	$(191)	$8,841
Denominator:
Weighted average shares – Basic	17,664	17,619
Effect of dilutive securities – Restricted stock/units/options (1)	—	60
Weighted average shares – Diluted	17,664	17,679
Net income (loss) per share attributable to Calavo Growers, Inc:
Basic	$(0.01)	$0.50
Diluted	$(0.01)	$0.50

	Six months ended April 30,
	2022	2021
Numerator:
Net Income (loss) attributable to Calavo Growers, Inc.	$(4,234)	$14,118
Denominator:
Weighted average shares - Basic	17,659	17,609
Effect on dilutive securities – Restricted stock/units/options (1)	—	59
Weighted average shares - Diluted	17,659	17,668
Net income (loss) per share attributable to Calavo Growers, Inc:
Basic	$(0.24)	$0.80
Diluted	$(0.24)	$0.80

(1)	For the three and six months ended April 30, 2022 approximately 92,000 shares and 59,000 shares of common stock equivalents were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive since the Company reported a net loss.

11.	Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (“IVA”) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts recoverable from the Mexican government.

As of April 30, 2022, and October 31, 2021, CDM IVA receivables totaled $39.8 million (819.2 million Mexican pesos) and $37.5 million (762.1 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2022, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or legal means.

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

In April 2022, the Tax Court issued the ruling for the months of July, August and September 2015 through which it was declared that the following resolutions were resolved:

●	It is recognized that CDM operates as a maquila under the authorization of the Ministry of Finance.

●	It is recognized that all bank deposits corresponding to the purchase of avocados on behalf of Calavo Growers Inc. (CGI), are subject to the maquila program and it is not accruable income for purposes of Income Tax nor activities subject to VAT.

●	It is recognized that VAT is recoverable, since CDM demonstrated the existence of operations carried under the maquila services.

●	Resolved that certain VAT amounts attributed to the purchase of certain packing materials are not recoverable as CDM was not the buyer on record and therefore did not pay for the materials, which approximated $6.9 million pesos (approximately $0.3 million USD).

On May 9, 2022, the Company filed an appeal against the ruling which resolved that certain VAT amounts are not recoverable.

While the latest court resolution sustains the Company’s position that it is entitled to substantially all of its VAT amounts, the Company is also considering its options for resolution of the VAT receivable. In the unlikely event of an unfavorable resolution of the Administrative Appeals, we plan to file Annulment Suits with the Mexican Federal Tax Court. If these suits result in an unfavorable ruling, there is an option to appeal to the Collegiate Circuit Court. The estimated time for the resolution of these suits could be 2 – 3 years.

We believe that our operations in Mexico are properly documented, and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding IVA amounts. With assistance from our internationally recognized tax advisory firm, as of April 30, 2022, CDM has filed Administrative Appeals for months for which IVA refunds have been denied by the SAT, and will continue filing such appeals for any months for which refunds are denied in the future. Therefore, it is probable that the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts.

12. Credit Facility

On December 1, 2021, we entered into the Fourth and Fifth Amendments to the Credit Agreement with Bank of America, N.A., as administrative agent (“Bank of America”), and Farm Credit West, PCA (together with Bank of America, the “Lenders”), relating to our Credit Agreement dated as of June 14, 2016, The Fourth and Fifth Amendments, among other terms, included CDM as a guarantor, increased the interest rate by 0.5% and amended the financial covenant requirements as follows:

●	The Fixed Charge Coverage Ratio (FCCR) covenant was waived for the quarters ended October 31, 2021, January 31, 2022 and April 30, 2022. The covenant will resume for the quarter ended July 31, 2022.
●	The quarterly FCCR covenant was replaced by a cumulative monthly minimum Consolidated EBITDA covenant, with the first measurement occurring as of January 31, 2022 for the three months then ended, and continuing monthly thereafter through June 2022.
●	Consolidated financial statements must be submitted monthly for the month and year-to-date period, beginning with the financial statements for the month of November 2021 and continuing through June 2022.

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

As of April 30, 2022, we were in compliance with the financial covenants, and we expect to remain in compliance through June 2023. As of April 30, 2022, approximately $5.6 million was available for borrowing, based on our borrowing base calculation, as discussed above.

13. COVID-19 Pandemic Impact

The COVID-19 pandemic has created challenging and unprecedented conditions for our business, and we are committed to taking action in support of a Company-wide response to the crisis. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, changed certain purchasing norms in retail and foodservice channels and created significant volatility and disruption of financial markets. This has resulted in inflationary and cost pressures that have significantly increased, and continue to adversely impact, our production and distribution costs, including costs of raw materials, packaging, labor, and freight. We are also experiencing pressure in our supply chain due to strained transportation capacity and lack of sufficient labor availability. We believe, however, that we are well-positioned for the future as we continue to navigate the crisis and have successfully implemented contingency plans in the U.S. and in Mexico to monitor the evolving needs of our businesses, as well as those related to our Peru partner in consignment avocado sales.

The effects of the pandemic have been more pronounced in the portions of our business servicing foodservice customers and to a lesser extent certain segments of our retail business, including behind-the-glass deli and grab-and-go convenience items.

While many of such restrictions have since been lifted, the pace of the recovery from the COVID-19 pandemic is not presently known. Additionally, we cannot forecast future variants or the impact on our business of such variants, if any. We cannot reasonably estimate the duration or extent of the pandemic’s adverse impact on our business, operating results, and long-term liquidity position.

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

As of April 30, 2022 and October 31, 2021, the Company had right of use assets with a net book value of $4.2 million and $4.8 million respectively, and lease liabilities of $5.4 million and $6.0 million, respectively, recorded on the balance sheet related to the closed facility. The facility lease has a maturity date of October 31, 2031. The Company intends to seek a sub-lease tenant to assume the vacated space, and believes such a sub-lease can be obtained at a lease rate, and for a lease period, sufficient to realize the right of use asset. Management will continue to evaluate the actual amounts and duration of expected future sub-lease revenues. Should the actual sub-lease revenues be less than those currently expected, the Company may need to record impairment of some or all of its investment in the right of use asset.

During the three and six months ended April 30, 2022, we incurred $0.3 million and $1.0 million of incremental restructuring and related costs due to the transition to other facilities.

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

Recent Developments

Change in Reporting Segments

On April 13, 2022, the Company issued a press release announcing its plans to reorganize the business into two reporting segments, Grown and Prepared. The Grown segment will consist of fresh avocados, tomatoes and papaya. The Prepared segment will comprise all other products including fresh cut fruits and vegetables, ready-to-eat sandwiches, wraps, salads and snacks, guacamole, and salsa sold at retail and food service as well as avocado pulp sold to foodservice. The management transition to operate into Grown and Prepared segments is expected to occur in the third quarter of 2022. Therefore, for the three and six month periods ended April 30, 2022, we continue to report our operations in three different business segments: (1) Fresh products, (2) RFG, and (3) Calavo Foods.

COVID-19 Pandemic Impact

The COVID-19 pandemic has created challenging and unprecedented conditions for our business, and we are committed to taking action in support of a Company-wide response to the crisis. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, changed certain purchasing norms in retail and foodservice channels and created significant volatility and disruption of financial markets. This has resulted in inflationary and cost pressures that have significantly increased, and continue to adversely impact, our production and distribution costs, including costs of raw materials, packaging, labor, and freight. We are also experiencing pressure in our supply chain due to strained transportation capacity and lack of sufficient labor availability. We believe that we are well-positioned for the future as we continue to navigate the crisis and have successfully implemented contingency plans in the U.S. and in Mexico to monitor the evolving needs of our businesses in those countries, as well as those related to our Peru partner in consignment avocado sales.

The effects of the pandemic have been more pronounced in the portions of our business servicing foodservice customers and to a lesser extent certain segments of our retail business, including behind-the-glass deli and grab-and-go convenience items.

While many of such restrictions have since been lifted, the pace of the recovery from the COVID-19 pandemic is not presently known. Additionally, we cannot forecast future variants or the impact on our business of such variants, if any. We cannot reasonably estimate the duration or extent of the pandemic’s adverse impact on our business, operating results, and long-term liquidity position.

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

On April 7, 2022, Calavo’s board of directors approved plans to reorganize its business to execute Project Uno integration efforts. As a result of the reorganization, the positions of Chief Operations Officer and Chief Accounting Officer were eliminated effective as of April 13, 2022.

As part of this reorganization we accrued $1.3 million of severance to be paid out over the next year. This amount includes $0.1 million in stock based compensation related to accelerated vesting of restricted stock held by our Chief Operations Officer.

Mexico tax audits

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

On February 25, 2022, we filed an additional injunction in which we seek to have the liens against the bank accounts of CDM lifted. The injunction suit has been accepted by the court and we are expecting a response by September 2022. The main purpose of the injunction suit was to challenge the SAT’s response issued to the Reconsideration, and with that, to keep the Reconsideration alive until the injunction suit is decided. This would allow time to continue the discussions with SAT at the administrative level and would give SAT the legal basis to issue a new resolution in terms of what may be agreed in the ongoing discussions with SAT. This injunction suit represents a further opportunity as well for a Court of Law to analyze this matter from a constitutional perspective.

The injunction suit has been admitted for analysis by the District Court, however, SAT filed a complaint (queja) against the ruling allowing CDM to file an extension of the injunction suit aiming to appoint as a defendant other than SAT’s authority that were involved in the reconsideration appeal's resolution. This complaint was filed by SAT to challenge the admission and analysis of the injunction suit; this complaint is expected to be decided by the Circuit Courts within the next couple of months.

On March 10, 2022, we met with the SAT and offered an Administrative Guaranty (Embargo en Via Administrativa) to secure the 2013 Assessment, which provides the SAT with certain administrative rights to CDM assets in the unlikely event we do not prevail in our actions through the Federal Tax Court (see below). Once the Administrative Guaranty is in place, the existing liens over the assets of CDM will be removed and the SAT collection process will be suspended.

On March 4, 2022, the Annulment Suit was formally accepted by the Federal Tax Court, which simultaneously granted a provisional suspension of the collections proceedings by the SAT. The acceptance by the court of the Annulment Suit renders the 2013 Assessment as non-definitive, until such time as the suit is resolved.

On April 27, 2022, the SAT provided a Positive Compliance Opinion to CDM, and consequently on April 29, 2022, the Tax Authority renewed the VAT Certification to CDM. These two resolutions signal a positive development on the Tax controversies in Mexico.

On April 29, 2022, we submitted all the documentation required to the Tax Authority and the Federal Tax Court to continue with the consideration of the Administrative Guaranty. Once the Administrative Guaranty is ruled and accepted by the FTC and tax authority, they will permanently suspend and remove the liens on the fixed assets and bank accounts of CDM.

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Annulment Suit in the Tax Court, we also believe it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT to agree to reach a settlement. In accordance with our cumulative probability analysis, based on factors such as recent settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we recorded a provision of $11 million USD, in the third quarter of fiscal 2021, as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We believe that this provision remains appropriate as of April 30, 2022 based on or cumulative probability analysis. We incurred $0.5 million and $0.8 million of related professional fees for the three and six months ended April 30, 2022, which have been recorded in Expenses related to Mexican Tax matters. See Note 7 of the Consolidated Condensed Financial Statements for more information.

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

As of April 30, 2022 and October 31, 2021, the Company had right of use assets with a net book value of $4.2 million and $4.8 million respectively, and lease liabilities of $5.4 million and $6.0 million, respectively, recorded on the balance sheet related to the closed facility. The facility lease has a maturity date of October 31, 2031. The Company intends to seek a sub-lease tenant to assume the vacated space, and believes such a sub-lease can be obtained at a lease rate, and for a lease period, sufficient to realize the right of use asset. Management will continue to evaluate the actual amounts and duration of expected future sub-lease revenues. Should the actual sub-lease revenues be less than those currently expected, the Company may need to record impairment of some or all of its investment in the right of use asset.

During the three and six months ended April 30, 2022, we incurred $0.3 million and $1.0 million of incremental restructuring and related costs due to the transition to other facilities.

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

There have been no material changes in our critical accounting estimates during the three and six months ended April 30, 2022, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2021.

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

	Three months ended April 30,		Six month ended April 30,
	2022	2021	2022	2021
Net income (loss) attributable to Calavo Growers, Inc.	$(191)	$8,841	$(4,234)	$14,118
Non-GAAP adjustments:
Non-cash losses recognized from unconsolidated entities (a)	8	1,131	543	1,286
Loss from FreshRealm and other related expenses (b)	—	50	—	11
Acquisition costs (c)	—	—	—	262
Net (gain) loss on Limoneira shares (d)	4,898	(3,506)	7,028	(7,095)
RFG rent expense add back (e)	108	108	216	216
Restructure costs - consulting, management recruiting and severance (f)	2,157	685	3,275	685
Mexican tax matters (g)	478	—	845	—
Impairment and charges related to closure of RFG Florida facility (h)	305	—	959	—
Tax impact of adjustments (i)	(1,979)	367	(3,217)	1,166
Adjusted net income attributed to Calavo Growers, Inc.	$5,784	$7,676	$5,415	$10,649

Calavo Growers, Inc.’s net income (loss) per share:
Diluted EPS (GAAP)	$(0.01)	$0.50	$(0.24)	$0.80
Adjusted Diluted EPS	$0.33	$0.43	$0.31	$0.60

Number of shares used in per share computation:
Diluted	17,756	17,679	17,718	17,668

(a)	For the three months ended April 30, 2022 and 2021, we realized losses from Agricola Don Memo totaling less than $0.1 million and $1.1 million. For the six months ended April 30, 2022 and 2021, we realized losses from Agricola Don Memo totaling less than $0.5 million and $1.3 million.
(b)	We had professional fees related to the FreshRealm Separation Agreement for the three and six months ended April 30, 2021. Partially offsetting this expense, as part of the FreshRealm Separation Agreement, we received $0.1 million of previously reserved receivables for the six months ended April 30, 2021.
(c)	For the six months ended April 30, 2021, we incurred professional service costs related to a considered but non-consummated acquisition.
(d)	For the three months ended April 30, 2022 and 2021, we recorded $4.9 million in unrealized losses and $3.5 million in unrealized gains related to these mark-to-market adjustments, respectively. For the six months ended April 30, 2022 and 2021, we recorded $7.0 million in unrealized losses and $7.1 million in unrealized gains related to these mark-to-market adjustments, respectively.
(e)	For the three months ended April 30, 2022 and 2021, we incurred $0.1 million related to rent paid for RFG corporate office space that we have vacated and plan to sublease. For the six months ended April 30, 2022 and 2021, we incurred $0.2 million related to rent paid for RFG corporate office space that we have vacated and plan to sublease.
(f)	For the three and six months ended April 30, 2022, we recorded $0.7 million and $1.8 million of consulting expenses related to an enterprise-wide strategic business operations study conducted by a third-party management consulting organization for the purpose of restructuring to improve the profitability of the organization and efficiency of our operations. In addition, for the three and six months ended April 30, 2022, we recorded $1.4 million of severance accrual related to the Project Uno restructuring. For the three months and six months ended April 30, 2021, we recorded higher stock-based compensation for the early vesting of restricted stock for the retirement of our former Chief Executive Officer and Board member.

(g)	For the three and six months ended April 30, 2022, we incurred $0.5 million and $0.8 million of related professional fees related to the Mexican tax matters. See Note 7 to the consolidated condensed financial statements included in this Quarterly Report for further information.
(h)	On October 18, 2021, we announced the closure of RFG’s food processing operations at our Green Cove Springs (near Jacksonville), Florida facility, as part of our Project Uno profit improvement program. As of November 15, the Green Cove facility of RFG has ceased operations. We incurred $0.3 million and $1.0 million of expenses for the three and six months ended April 30, 2022, related to the closure of this facility.
(i)	Tax impact of non-GAAP adjustments are based on effective year-to-date tax rates.

Reconciliation of EBITDA and Adjusted EBITDA (Non-GAAP, Unaudited)

The following table presents EBITDA and adjusted EBITDA, each a non-GAAP measure, and reconciles them to net income (loss) attributable to Calavo Growers, Inc., which is the most directly comparable GAAP measure. See “Non-GAAP Financial Measures” above (in thousands, except per share amounts).

	Three months ended April 30,		Six months ended April 30,
	2022	2021	2022	2021
Net income (loss) attributable to Calavo Growers, Inc.	$(191)	$8,841	$(4,234)	$14,118
Interest Income	(133)	(17)	(266)	(89)
Interest Expense	460	191	787	365
Provision (Benefit) for Income Taxes	(187)	2,772	(1,347)	4,715
Depreciation & Amortization	4,093	4,077	8,405	8,371
Stock-Based Compensation (d)	812	1,357	1,368	2,264
EBITDA	$4,854	$17,221	$4,713	$29,744

Adjustments:
Non-cash losses recognized from unconsolidated entities (a)	8	1,131	543	1,286
Net (gain) loss on Limoneira shares (d)	4,898	(3,506)	7,028	(7,095)
Loss (Recovery) from FreshRealm and other related expenses (b)	—	50	—	11
RFG rent expense add back (e)	108	108	216	216
Acquisition costs (c)	—	—	—	262
Restructure costs - consulting and management recruiting and severance (f)	2,019	—	3,137	—
Expenses related to Mexican tax matters (g)	478	—	845	—
Impairment and charges related to closure of RFG Florida facility (h)	311	—	929	—
Adjusted EBITDA	$12,676	$15,004	$17,411	$24,424
Adjusted EBITDA per dilutive share	$0.71	$0.85	$0.98	$1.38

See prior page for footnote references

Net Sales

The following table summarizes our net sales by business segment for each of the three and six months ended April 30, 2022 and 2021:

	Three months ended April 30,			Six months ended April 30,
	2022	Change	2021	2022	Change	2021
Gross sales:
Fresh products	$210,997	30%	$161,686	$373,582	35%	$277,145
RFG	102,159	6%	96,289	197,923	6%	186,595
Calavo Foods	19,815	(4)%	20,736	36,943	(1)%	37,194
Less intercompany eliminations	(1,553)	(18)%	(1,890)	(2,938)	(17)%	(3,535)
Total net sales	$331,418	20%	$276,821	$605,510	22%	$497,399

As a percentage of sales:
Fresh products	63.4%		58.0%	61.4%		55.3%
RFG	30.7%		34.5%	32.5%		37.2%
Calavo Foods	6.0%		7.4%	6.1%		7.4%
	100.0%		100.0%	100.0%		100.0%

Results of Operations

Summary

Net sales for the three months ended April 30, 2022, compared to the corresponding period in fiscal 2021, increased by $54.6 million, or approximately 20%. The increase was primarily due to our Fresh products segment. Net sales for the six months ended April 30, 2022, compared to the corresponding period in fiscal 2021, increased by $108.1 million, or approximately 22%. The increase was primarily due to our Fresh products segment.

For the three and six months ended April 30, 2022, the increase in Fresh product sales was primarily due to an increase in price per unit of avocados slightly offset by lower sales volume resulting from industry-wide constraints of fruit available for purchase in Mexico. For the three and six months ended April 30, 2022, the increase in RFG sales was due primarily to increased per unit sales prices of fresh-cut fruit & vegetables and prepared foods products. For the three and six months ended April 30, 2022, the decrease in Calavo Foods was due primarily to lower sales volume of guacamole and other prepared avocado products. See discussion below for further details.

All three segments of our business are subject to seasonal trends which can impact the volume and/or quality of raw materials sourced in any particular quarter. All intercompany sales are eliminated in our consolidated results of operations.

Fresh products

Second Quarter 2022 vs. Second Quarter 2021

Net sales for the Fresh products business increased by approximately $49.3 million, or 31%, for the second quarter of fiscal 2022 compared to the corresponding period in fiscal 2021. This increase in Fresh product sales during the second quarter of fiscal 2022 was primarily related to increased sales prices of avocados due to increased demand and lower overall supply of avocados in the marketplace. In addition, tomato sales increased due to an increase in overall sales volume, partially offset by a decrease in sales prices.

Sales of avocados increased $45.4 million, or 31%, for the second quarter of 2022 compared to the prior year period. The average avocado sales price per carton increased 51% compared to the prior year period. This increase in the sales price per carton was mainly due to an industry-wide decrease of supply of avocados in the marketplace. The volume of avocados sold in the second quarter of 2022 decreased 13% compared to the prior year period which is consistent with the decrease of avocados imported from Mexico into the United States for the same period.

Sales of tomatoes increased $3.9 million, or 29%, for the second quarter of 2022, when compared to the prior year period. This increase in tomato sales was primarily due to a 26% increase in the cartons sold of tomatoes.

Six Months Ended April 30, 2022 vs. Six Months Ended April 30, 2021

Net sales for the Fresh products business increased by approximately $96.4 million, or 35%, for the six months ended April 30, 2022, compared to the corresponding period in fiscal 2021. This increase in Fresh product sales during the six months ended April 30, 2022, was primarily related to increased sales prices of avocados due to increased demand and lower overall supply of avocados in the marketplace. In addition, tomato sales increased due to an increase in overall sales volume, partially offset by a decrease in sales prices.

Sales of avocados increased $91.8 million, or 37%, for the six months ended April 30, 2022, compared to the prior year period. The average avocado sales price per carton increased 56% compared to the prior year period. This increase in the sales price per carton was mainly due to a decrease of supply of avocados in the marketplace. The volume of avocados sold in the second quarter of 2022 decreased 12% compared to the prior year period.

Sales of tomatoes increased $4.7 million, or 21%, for the six months ended April 30, 2022, when compared to the prior year period. This increase in tomato sales was primarily due to a 25% increase in the cartons sold of tomatoes, partially offset by a 3% decrease in average sales prices per carton.

RFG

Second Quarter 2022 vs. Second Quarter 2021

Net sales for RFG for the quarter ended April 30, 2022, compared to the corresponding period in fiscal 2021, increased $5.9 million, or 6%. This increase was primarily reflecting price increases of 11% and favorable product mix, partially offset by a 5% decrease in lower sales volumes.

Six Months Ended April 30, 2022 vs. Six Months Ended April 30, 2021

Net sales for RFG for the six months ended April 30, 2022, compared to the corresponding period in fiscal 2021, increased $11.3 million, or 6%. This increase was primarily reflecting prices increases of 10% and favorable product mix, partially offset by a 3% decrease in lower sales volumes.

Calavo Foods

Second Quarter 2022 vs. Second Quarter 2021

Net sales for Calavo Foods for the quarter ended April 30, 2022, compared to the corresponding period in fiscal 2021, decreased $0.9 million, or 4%. Sales of prepared avocado products decreased by approximately $0.6 million, or 3%, primarily related to a decrease in the total volume of pounds sold. Sales of salsa decreased by approximately $0.3 million, or 42%, primarily related to a decrease in the total volume of pounds sold.

Six Months Ended April 30, 2022 vs. Six Months Ended April 30, 2021

Net sales for Calavo Foods for the six months ended April 30, 2022, compared to the corresponding period in fiscal 2021, decreased $0.3 million, or 1%. Sales of salsa decreased by approximately $0.6 million, or 41%, primarily related to a decrease in the total volume of pounds sold. Partially offsetting this decrease, sales of prepared avocado products increased by approximately $0.3 million, or 1%, primarily related to an increase of 3% of net sales per pound, partially offset by a decrease of 2% of pounds sold.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three and six months ended April 30, 2022 and 2021:

	Three months ended April 30,			Six months ended April 30,
	2022	Change	2021	2022	Change	2021

Gross profit (loss):
Fresh products	$18,156	21%	$15,008	$29,822	6%	$28,153
RFG	2,244	(2)%	2,288	1,592	(30)%	2,266
Calavo Foods	1,341	(75)%	5,304	3,555	(65)%	10,020
Total gross profit	$21,741	(4)%	$22,600	$34,969	(14)%	$40,439

Gross profit (loss) percentages:
Fresh products	8.6%		9.3%	8.0%		10.2%
RFG	2.2%		2.4%	0.8%		1.2%
Calavo Foods	6.8%		25.6%	9.6%		26.9%
Consolidated	6.6%		8.2%	5.8%		8.1%

Summary

Our cost of goods sold consists predominantly of ingredient costs (fruit, vegetables and other food products), packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold.

Gross profit decreased by approximately $0.9 million, or 4%, for the second quarter of fiscal 2022 compared to the corresponding period in fiscal 2021. The decrease was primarily attributable to gross profit declines across the Calavo Foods segment. Gross profit decreased by approximately $5.5 million, or 14%, for the six months ended April 30, 2022 compared to the corresponding period in fiscal 2021. The decrease was primarily attributable to gross profit declines across the RFG and Calavo Foods segments.

Fresh products

The increase in our Fresh products gross profit for the quarter ended April 30, 2022, was the result of increased gross profit for avocados. Overall gross profit increased for avocados, while the overall gross profit percentage decreased. For the second quarter of fiscal 2022, the gross profit percentage for avocados was 8.5% compared to 9.2% for the second quarter of 2021, due to lower volumes and increases in labor, and freight costs.

Gross profit for the quarter was also affected by the weakening of the U.S. dollar in relation to the Mexican peso during the quarter, resulting in a $0.3 million net loss related the remeasurement of peso-dominated net assets at our Mexican subsidiaries. This is in comparison to a remeasurement gain of $0.5 million for the same period last year.

The increase in our Fresh products gross profit for the six months ended April 30, 2022, was the result of increased gross profit for avocados. Overall gross profit increased for avocados, while the overall gross profit percentage decreased. For the six months ended April 30, 2022, the gross profit percentage for avocados was 7.9% compared to 10.1% for the six months ended April 30,2021, due to lower volumes and increases in labor, and freight costs.

Gross profit for the quarter was also affected by the weakening of the U.S. dollar in relation to the Mexican peso during the six months ended April 30, 2022, resulting in a $0.9 million net loss related the remeasurement of peso-dominated net assets at our Mexican subsidiaries. This is in comparison to a remeasurement gain of $0.6 million for the same period last year.

Note that any additional significant fluctuations in the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profits for our Fresh products segment.

RFG

RFG’s gross profit percentage for the quarter ended April 30, 2022 was 2.2%, compared to 2.4% for the prior year period. The declines in gross profit for the quarter ended April 30, 2022, were due to increased commodity costs, lack of availability of key commodities, and lower supply and higher turnover of labor.

RFG’s gross profit percentage for the six months ended April 30, 2022 was 0.8%, compared to 1.2% for the prior year period. The declines in gross profit for the six months ended April 30, 2022, were due to increased commodity costs, lack of availability of key commodities, and lower supply and higher turnover of labor. In addition, results were negatively impacted by ramp up and consolidation of operations in our Jacksonville, Florida facility into our Georgia facility.

We continue to experience operational challenges to our production facilities and logistics networks, shortage of labor and impacts from increases in prices of petroleum-based products, packaging materials and commodities, all of which are increasing costs companywide with the effects especially pronounced at RFG.

In response to the inflationary costs described above, we notified our customers of our plans to institute price increases for our RFG and Foods products. Management believes the price increases will largely be accepted by our customers without significant loss of sales, will reverse the margin compression experienced by the RFG and Foods segments during the pandemic, and will enable us to continue to invest in initiatives that drive growth. However, we cannot assure that such price increases will not cause a loss of sales, will improve margins in our RFG and Foods segments or that we will be able to undertake future initiatives to drive growth.

Management has considered the impact of current operating results as well as expected future results and has concluded that there were no impairment indicators with regard to intangible assets carried on the balance sheet as of April 30, 2022. This is consistent with the Company’s previous assessments which had reflected a significant cushion between the Company’s fair value determinations and the recorded carrying values of the respective intangible assets. Management will continue to evaluate the impact of operating results on these considerations in future quarters.

Calavo Foods

Calavo Foods’ gross profit percentage for the second quarter of fiscal 2022 was 6.8%, compared to 25.6% for the prior year period. Calavo Foods’ gross profit percentage for the six months ended April 30, 2022 was 9.6%, compared to 26.9% for the prior year period. The decreases in Calavo Foods gross profit percentage were due primarily to higher fruit costs and manufacturing costs. Any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profit for our Calavo Foods segment.

Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,
	2022	Change	2021	2022	Change	2021

	(Dollars in thousands)			(Dollars in thousands)
Selling, general and administrative	$16,605	21%	$13,683	$31,853	14%	$27,857
Percentage of net sales	5.0%		4.9%	5.3%		5.6%

Selling, general and administrative expenses of $16.6 million for the three months ended April 30, 2022 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $2.9 million, or 21%, for the three months ended April 30, 2022 compared to the prior year period. This increase was primarily due to an increase in management restructuring costs that include recruiting fees and severance expenses ($1.5 million), an increase in consulting services related to restructuring efforts ($0.7 million), and an increase in salaries related to the investment in key personnel to advance

Project Uno ($0.7 million). Partially offsetting this increase was a decrease of stock-based compensation due to less amortization related to management incentive stock awards ($0.5 million).

Selling, general and administrative expenses of $31.9 million for the six months ended April 30, 2022 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $4.0 million, or 14%, for the six months ended April 30, 2022 compared to the prior year period. This increase was primarily due to an increase in consulting services related to restructuring efforts ($1.8 million), an increase in management restructuring costs that include recruiting fees and severance ($1.5 million), and an increase in salaries related to the investment in key personnel to advance Project Uno ($1.0 million). Partially offsetting this increase was a decrease of stock-based compensation due to less amortization related to management incentive stock awards ($0.9 million).

Loss from unconsolidated entities

	Three months ended April 30,			Six months ended April 30,
	2022	Change	2021	2022	Change	2021

	(Dollars in thousands)			(Dollars in thousands)
Loss from unconsolidated entities	$(8)	(99)%	$(1,131)	$(543)	(58)%	$(1,286)

Losses from unconsolidated entities includes our participation in earnings or losses from our investments in Don Memo. For the three months ended April 30, 2022, we realized losses from Agricola Don Memo totaling less than $0.1 million and $1.1 million. For the six months ended April 30, 2022, we realized losses from Agricola Don Memo totaling less than $0.5 million and $1.3 million.

Income Taxes (Provision) Benefit

	Three months ended April 30,			Six months ended April 30,
	2022	Change	2021	2022	Change	2021

Income tax benefit (provision)	$187	(107)%	$(2,772)	$1,347	NA	$(4,715)
Effective tax rate	40.4%		24.0%	23.3%		25.2%

Our tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter.

Liquidity and Capital Resources

Cash provided by operating activities was $21.3 million for the six months ended April 30, 2022, compared to cash provided by operating activities of $10.4 million for the corresponding period in fiscal 2021. Cash provided by operating activities for the six months ended April 30, 2022 reflect primarily our net loss of $4.4 million, plus add-backs for non-cash activities (depreciation and amortization, stock-based compensation expense, provision for losses on accounts receivable, losses from unconsolidated entities, net gains or losses on Limoneira shares, deferred taxes, loss on disposal of property, plant and equipment, and gain on the sale of the Temecula packinghouse) of $17.6 million and a net increase in the components of our working capital of approximately $8.2 million.

Increases in operating cash flows caused by working capital changes include an increase in payable to growers of $29.1 million, a net increase in accounts payable, accrued expenses and other liabilities of $16.3 million, and a decrease in income taxes receivable of $2.9 million, partially offset by an increase in accounts receivable of $24.3 million, an increase in inventory of $13.0 million, an increase in other assets of $1.6 million, and an increase in advances to suppliers of $1.2 million.

The increase In payable to growers is mostly due to increased cost per unit, resulting from supply constraints in Mexico, for California and Mexican avocados in the month of April 2022 compared to October 2021. The increase in accounts payable, accrued expenses and other liabilities is primarily related to an increase in payables related to an increase in the price of California and Mexican avocados. The decrease in income taxes receivable is due to the receipt of an income tax refund in the first quarter of fiscal 2022. The increase in our accounts receivable, as of April 30, 2022, when compared to October 31, 2021, is primarily due an increase in sales in April 2022 compared to October 2021. The increase in our inventory, as of April 30, 2022 when compared to October 31, 2021, is primarily due to higher inventory of California and Mexican Avocados. The increase in advances to suppliers is mainly due to advances to our tomato growers in the first three months of fiscal 2022.

Cash used in investing activities was $3.8 million for the six months ended April 30, 2022, which primarily related to the purchases of property, plant and equipment.

Cash used in financing activities was $17.1 million for the six months ended April 30, 2022, which related principally to the payment of a $20.3 million dividend, payments on long-term obligations of $1.0 million and the $0.1 million of payments on the minimum net holding of taxes on the net settlement of shares, partially offset by the net proceeds on our credit facilities totaling $4.2 million.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Restricted cash, cash and cash equivalents as of April 30, 2022 and October 31, 2021 totaled $3.3 million and $2.9 million. Our working capital at April 30, 2022 was $45.7 million, compared to $38.0 million at October 31, 2021.

We believe that cash flows from operations, the available Credit Facility, and other sources will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for at least the next twelve months. We will continue to pursue grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel growth in each of our business segments. We have a revolving credit facility with Bank of America as administrative agent and Farm Credit West as joint lead arranger. Under the terms of this agreement, we may draw on funds for both working capital and long-term productive asset purchases. Total credit available under this agreement is $80 million and it expires in January 2026. For our Credit Facility, the weighted-average interest rate was 2.2% and 2.2% at April 30, 2022 and October 31, 2021. Under the Credit Facility, we had $41.9 million and $37.7 million outstanding as April 30, 2022 and October 31, 2021.

On December 1, 2021, we entered into the Fourth and Fifth Amendments to the Credit Agreement with Bank of America, N.A., as administrative agent (“Bank of America”), and Farm Credit West, PCA (together with Bank of America, the “Lenders”), relating to our Credit Agreement dated as of June 14, 2016, The Fourth and Fifth Amendments, among other terms, included Calavo de Mexico (CDM) as a guarantor, increased the interested rate by 0.5%, and amended the financial covenant requirements as follows:

●	The Fixed Charge Coverage Ratio (FCCR) covenant was waived for the quarters ended October 31, 2021, January 31, 2022 and April 30, 2022. The covenant will resume for the quarter ended July 31, 2022.
●	The quarterly FCCR covenant was replaced by a cumulative monthly minimum Consolidated EBITDA covenant, with the first measurement occurring as of January 31, 2022 for the three months then ended, and continuing monthly thereafter through June 2022.
●	Consolidated financial statements must be submitted monthly for the month and year-to-date period, beginning with the financial statements for the month of November 2021 and continuing through June 2022.

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

As of April 30, 2022, we were in compliance with the financial covenants, and we expect to remain in compliance through June 2023. As of April 30, 2022, approximately $5.6 million was available for borrowing, based on our borrowing base calculation, as discussed above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our Credit Facility, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of April 30, 2022.

(All amounts in thousands)	Expected maturity date April 30,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Assets
Restricted cash, cash and cash equivalents (1)	$3,266	$—	$—	$—	$—	$—	$3,266	$3,266
Accounts receivable (1)	103,153	—	—	—	—	—	103,153	103,153
Advances to suppliers (1)	7,904	—	—	—	—	—	7,904	7,904

Liabilities
Payable to growers (1)	$52,105	$—	$—	$—	$—	$—	$52,105	$52,105
Accounts payable (1)	18,639	—	—	—	—	—	18,639	18,639
Borrowings pursuant to credit facilities (1)	—	—	—	41,900	—	—	41,900	41,900
(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, and accounts payable approximate their fair value due to the short maturity of these financial instruments and the carrying amount of borrowings pursuant to credit facilities approximates fair market value due to the variable rate of interest.

We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Management does, however, evaluate this opportunity from time to time. Total foreign currency remeasurement losses for the three months ended April 30, 2022 and 2021, net of gains, was $0.3 million and $0.5 million. Total foreign currency remeasurement losses for the six months ended April 30, 2022, net of gains, was $0.9 million. Total foreign currency remeasurement gains for the six months ended April 30, 2021, net of losses, was $0.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.

Except as set forth below, there were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the second quarter of fiscal 2022, we had changes in our management structure, including the departure of our Chief Accounting Officer, Chief Operations Officer and Chief Financial Officer. These changes resulted in material changes in our internal control over financial reporting as their responsibilities shifted to other personnel. Taking into account these changes, as noted above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation arising in the ordinary course of our business. We have provided information about certain legal proceedings in which we are involved in Note 7 to the consolidated condensed financial statements included in this Quarterly Report for further information.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2021.  Except as set forth below, there have been no material changes from the risk factors set forth in such Annual Report on Form 10-K.  However, the risks and uncertainties that we face are not limited to those set forth in the 2021 Form 10-K.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

ITEM 5. OTHER INFORMATION

Because this Quarterly Report on Form 10-Q is being filed within four business days after the applicable triggering events, the information below is being disclosed under this Item 5 instead of under Item 1.01 (Entry into a Material Definitive Agreement) of Form 8-K. All terms capitalized but not defined shall have the meanings given in the Indemnification Agreement filed herewith.

On May 27, 2022, the Board of Directors of the Company (the “Board”) approved the form of Indemnification Agreement to be entered into by the Company and each of its directors and executive officers (the “D&O Indemnification Agreement”).

To the fullest extent permitted by applicable law but subject to the indemnification limitations set forth in the Indemnification Agreement, the Company shall indemnify any director or executive officer who is a party or is threatened to be made a party to any Action, subject to certain limitations described in the Indemnification Agreement, by reason of the fact that such director or executive officer is or was an Agent, against all Expenses, judgments, Fines, amounts paid in settlement and other amounts actually and reasonably incurred by such director or executive officer in connection with such Action unless the Company shall establish, in accordance with the Indemnification Agreement, that such director or executive officer did not act in good faith and in a manner reasonably believed to be in the best interests of the Company and, with respect to any criminal Action, had no reasonable cause to believe such director or executive officer’s conduct was unlawful.

In addition, the D&O Indemnification Agreement provides that, to the fullest extent permitted by applicable law, the Company will advance all Expenses actually and reasonably incurred by its directors and executive officers in connection with a legal proceeding involving their status as a director or executive officer, or initiated to establish or enforce a right to indemnification or advances under the Indemnification Agreement.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

The foregoing description of the D&O Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the form of D&O Indemnification Agreement, a copy of which is attached as Exhibit 10.2 hereto and is incorporated herein by reference.

ITEM 6. EXHIBITS

10.1	Sixth Amendment, Limited Waiver and Limited Consent to Credit Agreement, dated March 14, 2022 *

10.2	Form of Indemnification Agreement between the Company and each of its directors and executive officers *

31.1	Certification of Chief Executive Officer and interim Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Chief Executive Officer and Interim Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. *

101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended April 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of April 30, 2022 and October 31, 2021; (2) Consolidated Condensed Statements of Operations for the three and six months ended April 30, 2022 and 2021; (3) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2022 and 2021; (4) Consolidated Statements of Shareholders’ Equity for the three and six months ended April 30, 2022 and 2021; and (5) Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: June 2, 2022
	By	/s/ Brian Kocher
Brian Kocher
President, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer)