Form 10-Q
period 2022-07-31
CALAVO GROWERS INC
filed 2022-09-01
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

or

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

Registrant's number of shares of common stock outstanding as of August 31, 2022 was 17,731,661

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

Risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements include, but are not limited to, the following: the ability of our future management team to work together successfully; the impact of Project Uno initiatives on our business, results of operations, and financial condition, including uncertainty as to whether the desired effects will be achieved; the impact of the COVID-19 pandemic on our business, results of operations, and financial condition, including, but not limited to, disruptions in the manufacturing of our products and the operations of the related supply chains supporting our ability to deliver our products to consumers, impacts on our employees and uncertainty regarding our ability to implement health and safety measures for our employees, uncertainties regarding consumer demand for our products, impact on our food service customers, increased costs, the impact of governmental trade restrictions imposed as a result of COVID-19 and the possible adverse impact of COVID-19 on our goodwill and other intangible assets; our ability to raise prices, particularly in our Prepared segment, to offset increases in costs of goods sold, and the impact of such price increases on future net sales; seasonality of our business; sensitivity of our business to changes in market prices of avocados and other agricultural products and other raw materials including fuel, packaging and paper;  potential disruptions to our supply chain; risks associated with potential future acquisitions, including integration; potential exposure to data breaches and other cyber-attacks on our systems or those of our suppliers or customers; dependence on large customers; dependence on key personnel, including personnel that have not yet been hired, and the ability of our future management team to work together successfully; potential for labor disputes; reliance on co-packers for a portion of our production needs; competitive pressures, including from foreign growers; risks of recalls and food-related injuries to our customers; changing consumer preferences; the impact of environmental regulations, including those related to climate change; risks associated with the environment and climate change, especially as they may affect our sources of supply; our ability to develop and transition new products and services and enhance existing products and services to meet customer needs; risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and COVID-19 and trade protection measures such as import/export/customs duties, tariffs and/or quotas and currency fluctuations); risks associated with receivables from, loans to and/or equity investments in unconsolidated entities, volatility in the value of our common stock; the impact of macroeconomic trends and events; and the resolution of pending investigations, legal claims and tax disputes, including an assessment imposed by the Mexican Tax Administrative Service (the “SAT”) and our defenses against collection activities commenced by the SAT.

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

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED, in thousands)

	July 31,	October 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$2,505	$1,885
Restricted cash	961	970
Accounts receivable, net of allowances of $4,429 (2022) and $4,816 (2021)	78,490	78,866
Inventories	36,073	40,757
Prepaid expenses and other current assets	9,216	11,946
Advances to suppliers	12,698	6,693
Income taxes receivable	8,502	11,524
Total current assets	148,445	152,641
Property, plant, and equipment, net	114,481	118,280
Operating lease right-of-use assets	55,838	59,842
Investment in Limoneira Company	21,251	27,055
Investments in unconsolidated entities	3,533	4,346
Deferred income taxes	5,316	5,316
Goodwill	28,653	28,653
Intangibles, net	7,587	8,769
Other assets	45,421	40,500
	$430,525	$445,402
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$35,748	$23,033
Trade accounts payable	11,551	9,794
Accrued expenses	51,672	42,063
Dividend payable	—	20,330
Other current liabilities	11,000	11,000
Current portion of operating leases	6,966	6,817
Current portion of long-term obligations and finance leases	1,517	1,587
Total current liabilities	118,454	114,624
Long-term liabilities:
Borrowings pursuant to credit facilities, long-term	25,600	37,700
Long-term operating leases, less current portion	53,437	57,561
Long-term obligations and finance leases, less current portion	4,280	5,553
Other long-term liabilities	2,915	3,081
Total long-term liabilities	86,232	103,895
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,732 and 17,686 shares issued and outstanding as of July 31, 2022 and October 31, 2021, respectively)	18	18
Additional paid-in capital	170,208	168,133
Noncontrolling interest	1,183	1,368
Retained earnings	54,430	57,364
Total shareholders' equity	225,839	226,883
	$430,525	$445,402

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2022	2021	2022	2021

Net sales	$341,991	$285,008	$947,501	$782,407
Cost of sales	323,477	277,141	894,017	734,101
Gross profit	18,514	7,867	53,484	48,306
Selling, general and administrative	16,713	12,387	48,566	40,374
Expenses related to Mexican tax matters	303	1,342	1,148	1,342
Impairment and charges related to Florida facility closure	—	—	959	—
Gain on sale of Temecula packinghouse	(54)	(54)	(162)	(162)
Operating income (loss)	1,552	(5,808)	2,973	6,752
Recovery on reserve for FreshRealm note receivable	—	6,000	—	6,130
Interest expense	(485)	(208)	(1,272)	(573)
Other income, net	278	180	1,433	792
Unrealized net gain (loss) on Limoneira shares	1,225	(252)	(5,803)	6,843
Income (loss) before income taxes and loss from unconsolidated entities	2,570	(88)	(2,669)	19,944
Income tax benefit (provision)	(984)	(12,358)	363	(17,073)
Net loss from unconsolidated entities	(269)	(469)	(812)	(1,755)
Net income (loss)	1,317	(12,915)	(3,118)	1,116
Add: Net loss (income) attributable to noncontrolling interest	(17)	(66)	185	21
Net income (loss) attributable to Calavo Growers, Inc.	$1,300	$(12,981)	$(2,933)	$1,137

Calavo Growers, Inc.’s net income (loss) per share:
Basic	$0.07	$(0.74)	$(0.17)	$0.06
Diluted	$0.07	$(0.74)	$(0.17)	$0.06

Number of shares used in per share computation:
Basic	17,667	17,630	17,661	17,616
Diluted	17,769	17,630	17,661	17,669

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended July 31,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$(3,118)	$1,116
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,472	12,925
Non-cash operating lease expense	40	57
Net loss from unconsolidated entities	812	1,755
Unrealized net loss (gain) on Limoneira shares	5,803	(6,843)
Impairment and non-cash charges related to closure of Florida facility	317	—
Gain on reserve for FreshRealm note receivable and impairment of investment	—	(6,130)
Stock-based compensation expense	2,123	2,818
Gain on sale of Temecula packinghouse	(162)	(162)
Gain on disposal of property, plant, and equipment	—	(170)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	376	(16,137)
Inventories	4,594	(5,687)
Prepaid expenses and other current assets	(30)	2,291
Advances to suppliers	(4,945)	(3,642)
Income taxes receivable/payable	3,022	4,014
Other assets	(3,205)	(7,003)
Payable to growers	12,716	18,694
Trade accounts payable, accrued expenses and other liabilities	11,369	14,500
Net cash provided by operating activities	42,184	12,396
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(7,738)	(9,639)
Loan to Agricola Belher	—	(3,500)
Recovery on reserve for FreshRealm note receivable	—	6,000
Infrastructure advance to tomato growers	—	(1,326)
Net cash used in investing activities	(7,738)	(8,465)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(20,330)	(20,343)
Proceeds from revolving credit facility	221,500	266,350
Payments on revolving credit facility	(233,600)	(250,900)
Payments of minimum withholding taxes on net share settlement of equity awards	(95)	(650)
Payments on long-term obligations and finance leases	(1,357)	(1,152)
Proceeds from stock option exercises	47	47
Net cash used in financing activities	(33,835)	(6,648)
Net increase (decrease) in cash, cash equivalents and restricted cash	611	(2,717)
Cash, cash equivalents and restricted cash, beginning of period	2,855	4,055
Cash, cash equivalents and restricted cash, end of period	$3,466	$1,338
Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$—	$1,222
Settlement of Agricola Belher infrastructure advance offset against payable to growers	$1,060	$—
Property, plant, and equipment included in trade accounts payable and accrued expenses	$309	$375

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2020	17,661	$18	$165,000	$89,512	$1,472	$256,002
Exercise of stock options and income tax benefit	2	—	47	—	—	47
Payment of min. withholding of taxes on net share settlement of equity awards	—	—	(467)	—	—	(467)
Stock compensation expense	—	—	907	—	—	907
Restricted stock issued	23	—	—	—	—	—
Avocados de Jalisco noncontrolling interest	—	—	—	—	(40)	(40)
Net income attributable to Calavo Growers, Inc.	—	—	—	5,277	—	5,277
Balance, January 31, 2021	17,686	18	165,487	94,789	1,432	261,726
Stock compensation expense	—	—	1,357	—	—	1,357
Payments of minimum withholding taxes on net share settlement of equity awards	(2)	—	(135)	—	—	(135)
Avocados de Jalisco noncontrolling interest	—	—	—	—	(47)	(47)
Net income attributable to Calavo Growers, Inc.	—	—	—	8,841	—	8,841
Balance, April 30, 2021	17,684	$18	$166,709	$103,630	$1,385	$271,742
Stock compensation expense	—	—	554	—	—	554
Restricted stock issued	(1)	—	—	—	—	—
Payments of minimum withholding taxes on net share settlement of equity awards	—	—	(48)	—	—	(48)
Avocados de Jalisco noncontrolling interest	—	—	—	—	66	66
Net loss attributable to Calavo Growers, Inc.	—	—	—	(12,981)	—	(12,981)
Balance, July 31, 2021	17,683	$18	$167,215	$90,649	$1,451	$259,333

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2021	17,686	$18	$168,133	$57,364	$1,368	$226,883
Exercise of stock options and income tax benefit	2	—	47	—	—	47
Payment of min. withholding of taxes on net share settlement of equity awards	—	—	(44)	—	—	(44)
Stock compensation expense	—	—	556	—	—	556
Restricted stock issued	28	—	—	—	—	—
Avocados de Jalisco noncontrolling interest	—	—	—	—	(117)	(117)
Net loss attributable to Calavo Growers, Inc.	—	—	—	(4,043)	—	(4,043)
Balance, January 31, 2022	17,716	18	168,692	53,321	1,251	223,282
Stock compensation expense	—	—	812	—	—	812
Restricted stock issued	26	—	—	—	—	—
Payments of minimum withholding taxes on net share settlement of equity awards	—	—	(51)	—	—	(51)
Avocados de Jalisco noncontrolling interest	—	—	—	—	(85)	(85)
Net loss attributable to Calavo Growers, Inc.	—	—	—	(191)	—	(191)
Balance, April 30, 2022	17,742	$18	$169,453	$53,130	$1,166	$223,767
Stock compensation expense	—	—	755	—	—	755
Forfeitures of restricted stock issued	(10)	—	—	—	—	—
Avocados de Jalisco noncontrolling interest	—	—	—	—	17	17
Net income attributable to Calavo Growers, Inc.	—	—	—	1,300	—	1,300
Balance, July 31, 2022	17,732	$18	$170,208	$54,430	$1,183	$225,839

See accompanying notes to consolidated condensed financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of the business

Business

Calavo Growers, Inc. (referred to in this report as “Calavo”, the “Company”, “we’, “us” or “our”), is a global leader in the avocado industry and a provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers on a worldwide basis. We procure avocados from California, Mexico and other growing regions around the world. Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) create, process and package a portfolio of healthy fresh foods including fresh-cut fruit and vegetables, and prepared foods and (iii) process and package guacamole and salsa. We distribute our products both domestically and internationally and beginning in the third quarter of fiscal 2022 we report our operations in two different business segments: Grown and Prepared.

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

2. Information regarding our operations in different segments

On April 13, 2022, the Company issued a press release announcing its plans to reorganize the business into two reporting segments, Grown and Prepared. The management transition to operate as Grown and Prepared began at the start of the third quarter of 2022. The Grown segment consists of fresh avocados, tomatoes and papayas. The Prepared segment comprises all other products including fresh cut fruits and vegetables, ready-to-eat sandwiches, wraps, salads and snacks, guacamole, and salsa sold at retail and food service as well as avocado pulp sold to foodservice.

As a result of the Company's operating segment realignment, the composition of its reporting units for the evaluation of goodwill impairment was changed. RFG reporting unit goodwill is now included within the Prepared reporting unit. Therefore, the goodwill of $24.7 million, which was previously recorded within the RFG reporting unit, is now within Prepared and the goodwill previously reported as part of the Fresh segment remained unchanged in the amount of $4.0 million and is part of the Grown segment. Prior to the change in its reporting unit, the Company tested goodwill for impairment at the previous reporting unit, which did not result in any impairment charge. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units which includes forecasted cash flow. The fair value of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded.

These two business segments are presented based on how information is used by our Chief Executive Officer (our Chief Operating Decision Maker) to measure performance and allocate resources. Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate. We do not allocate assets, or specifically identify them, to our operating segments. Prior year information has been recast to conform with the new segment disclosures. The sales data in the following tables is presented in thousands:

	Three months ended July 31, 2022			Three months ended July 31, 2021

	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$196,443	$—	$196,443	$148,757	$—	$148,757
Tomatoes	8,990	—	8,990	11,344	—	11,344
Papayas	2,679	—	2,679	2,683	—	2,683
Other fresh income	54	—	54	95	—	95
Fresh-cut fruit	—	59,159	59,159	—	58,703	58,703
Fresh-cut vegetables	—	27,299	27,299	—	23,226	23,226
Prepared products	—	31,083	31,083	—	25,917	25,917
Guacamole	—	19,606	19,606	—	21,096	21,096
Salsa	—	524	524	—	746	746
Total gross sales	208,166	137,671	345,837	162,879	129,688	292,567
Less sales allowances	(577)	(2,799)	(3,376)	(1,299)	(5,588)	(6,887)
Less inter-company eliminations	(470)	—	(470)	(672)	—	(672)
Net sales	$207,119	$134,872	$341,991	$160,908	$124,100	$285,008

	Nine months ended July 31, 2022			Nine months ended July 31, 2021

	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$538,882	$—	$538,882	$398,887	$—	$398,887
Tomatoes	36,331	—	36,331	33,963	—	33,963
Papayas	8,462	—	8,462	8,081	—	8,081
Other fresh income	87	—	87	548	—	548
Fresh-cut fruit	—	151,361	151,361	—	149,652	149,652
Fresh-cut vegetables	—	82,162	82,162	—	78,030	78,030
Prepared products	—	83,281	83,281	—	68,425	68,425
Guacamole	—	56,976	56,976	—	56,557	56,557
Salsa	—	1,349	1,349	—	2,154	2,154
Total gross sales	583,762	375,129	958,891	441,479	354,818	796,297
Less sales allowances	(2,591)	(7,240)	(9,831)	(2,754)	(9,221)	(11,975)
Less inter-company eliminations	(1,559)	—	(1,559)	(1,915)	—	(1,915)
Net sales	$579,612	$367,889	$947,501	$436,810	$345,597	$782,407

			Interco.
	Grown	Prepared	Elimins.	Total

	(All amounts are presented in thousands)
Three months ended July 31, 2022
Net sales	$207,589	$134,872	$(470)	$341,991
Cost of sales	195,818	128,129	(470)	323,477
Gross profit	$11,771	$6,743	$—	$18,514

Three months ended July 31, 2021
Net sales	$161,580	$124,100	$(672)	$285,008
Cost of sales	149,378	128,435	(672)	277,141
Gross profit	$12,202	$(4,335)	$—	$7,867

			Interco.
	Grown	Prepared	Elimins.	Total

	(All amounts are presented in thousands)
Nine months ended July 31, 2022
Net sales	$581,171	$367,889	$(1,559)	$947,501
Cost of sales	539,577	355,999	(1,559)	894,017
Gross profit	$41,594	$11,890	$—	$53,484

Nine months ended July 31, 2021
Net sales	$438,725	$345,597	$(1,915)	$782,407
Cost of sales	398,370	337,646	(1,915)	734,101
Gross profit	$40,355	$7,951	$—	$48,306

For the three months ended July 31, 2022 and 2021, intercompany sales and cost of sales of $0.5 million and $0.7 million between Grown products and Prepared products were eliminated. For the nine months ended July 31, 2022 and 2021, intercompany sales and cost of sales of $1.6 million and $1.9 million between Grown products and Prepared products were eliminated.

Sales to customers outside the U.S. were approximately $6.1 million, and $8.8 million for the three months ended July 31, 2022 and 2021. Sales to customers outside the U.S. were approximately $21.5 million, and $25.7 million for the nine months ended July 31, 2022 and 2021.

Our foreign operations in Mexico are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries in Mexico is the United States dollar (U.S. dollar). As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements and foreign currency transactions are recognized within cost of sales. We recognized foreign currency remeasurement losses in the current quarter. These losses were due primarily to certain long-term net peso receivables. Foreign currency remeasurement losses, net of gains, for the three months ended July 31, 2022 was $0.4 million. Foreign currency remeasurement gains, net of losses, for the three months ended July 31, 2021 was $0.6 million. Foreign currency remeasurement losses, net of gains, for the nine months ended July 31, 2022 was $1.3 million. Foreign currency remeasurement gains, net of losses, for the nine months ended July 31, 2021 was $1.2 million.

The net carrying value of long-lived assets attributed to geographic areas as of July 31, 2022 and October 31, 2021, are as follows (in thousands):

	United States	Mexico	Consolidated
July 31, 2022	$78,087	$36,394	$114,481
October 31, 2021	$81,059	$37,221	$118,280

3.	Inventories

Inventories consist of the following (in thousands):

	July 31,	October 31,
	2022	2021

Fresh fruit	$14,793	$17,648
Packing supplies and ingredients	14,621	13,088
Finished prepared foods	6,659	10,021
Total	$36,073	$40,757

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions. Inventory includes reserves of $0.3 million and $0.2 million in slow moving and obsolete packing supply inventory as of July 31, 2022 and October 31, 2021.

4.	Related party transactions

Board of Directors

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. For the three months ended July 31, 2022 and 2021, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $5.7 million and $10.4 million. For the nine months ended July 31, 2022 and 2021, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $7.3 million and $15.4 million. Amounts payable to these Board members were $2.0 million as of July 31, 2022. We did not have any amounts payable to these Board members as of October 31, 2021.

Limoneira

During the three months ended July 31, 2022 and 2021, we received $0.1 million as dividend income from Limoneira Company (Limoneira). During the nine months ended July 31, 2022 and 2021, we received $0.4 million and $0.3 million as dividend income from Limoneira. In addition, we lease office space from Limoneira for our corporate office. We paid rent expense to Limoneira totaling $0.1 million for the three months ended July 31, 2022 and 2021. We paid rent expense to Limoneira totaling $0.3 million for the nine months ended July 31, 2022 and 2021. Harold Edwards, who resigned as a member of our Board of Directors in February 2022, is the Chief Executive Officer of Limoneira Company. As of July 31, 2022, we own approximately 9% of Limoneira’s outstanding shares. In February 2022, Limoneira ended its marketing agreement with Calavo.

Agricola Don Memo, S.A. de C.V. (“Don Memo”)

Calavo and Agricola Belher (“Belher”) have an equal one-half ownership interest in Don Memo. Pursuant to a management service agreement, Belher, through its officers and employees, has day-to-day power and authority to manage the operations.

As of July 31, 2022, and October 31, 2021, we had an investment of $3.5 million and $4.3 million, representing Calavo’s 50% ownership in Don Memo, which was included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. For the three months ended July 31, 2022, we advanced an additional $2.2 million of preseason advances to Don Memo. As of July 31, 2022 and October 31, 2021, we had outstanding advances of $6.4 million and $4.2 million to Don Memo. In October 2020, we entered into an infrastructure loan agreement with Don Memo for up to $2.4 million secured by certain property and equipment of Don Memo. This infrastructure loan accrues interest at 7.25%. In October 2020, we funded $0.7 million related to this loan agreement, and we funded an additional $0.7 million, and $0.6 million in the first, and second quarters of fiscal 2021, for a total outstanding balance at July 31, 2022 of $2.0 million ($0.4 million is included in prepaids and other current assets and $1.6 million in other assets). This infrastructure loan agreement will mature in fiscal 2024. During the three months ended July 31, 2022 and 2021, we incurred $3.2 million and $5.7 million of cost of sales to Don Memo pursuant to our purchase consignment agreement. During the nine months ended July 31, 2022 and 2021, we incurred $7.1 million and $9.6 million of cost of sales to Don Memo pursuant to our purchase consignment agreement.

Belher

We make advances to Belher for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. We had grower advances due from Belher totaling $3.5 million and $4.5 million as of July 31, 2022 and October 31, 2021, which are netted against the grower payable. In addition, we had infrastructure advances due from Belher of $0.9 million as of July 31, 2022 and October 31, 2021. These infrastructure advances were recorded as a receivable in prepaid and other current assets as of July 31, 2022 and October 31, 2021. In July 2021, we made a bridge loan of $3.5 million to Belher. This loan is secured by certain farmland in Mexico and accrues interest at 10%. In the first quarter of fiscal 2022, this loan was amended to be due with installments of $0.9 million on July 31, 2022, $0.9 million on July 31, 2023 and $1.7 million on July 31, 2024. As part of this amended loan agreement, we can withhold payments on both the infrastructure advances and the bridge loan through the netting against the grower payable due to Belher. For the three and nine months ended July 31, 2022, we withheld $1.1 million from payments to Belher to offset the bridge loan repayments. The remaining bridge loan has been recorded as $0.7 million in prepaid expenses and other current assets and $1.7 million in other assets. During the three months ended July 31, 2022 and 2021, we incurred $1.4 million and $1.8 million of cost of sales to Belher pursuant to our purchase consignment agreement. During the nine months ended July 31, 2022 and 2021, we incurred $19.0 million and $16.3 million of cost of sales to Belher pursuant to our purchase consignment agreement.

Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”)

In August 2015, we entered into a Shareholder’s Agreement with various Mexican partners and created Avocados de Jalisco. Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. As of July 31, 2022, this entity was approximately 83% owned by Calavo and was consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico, which began operations in June of 2017. During the three months ended July 31, 2022 and 2021 we purchased approximately $1.2 million and $2.2 million of avocados from the partners of Avocados de Jalisco. During the nine months ended July 31, 2022 and 2021, we purchased approximately $4.7 million and $5.4 million of avocados from the partners of Avocados de Jalisco.

5.	Other assets and Intangibles

Other assets consist of the following (in thousands):

	July 31,	October 31,
	2022	2021
Mexican IVA (i.e. value-added) taxes receivable (see note 11)	$41,265	$37,493
Infrastructure advances to Agricola Belher	1,641	1,641
Bridge loan to Agricola Belher	1,700	—
Other	815	1,366
Total	$45,421	$40,500

Intangible assets consist of the following (in thousands):

		July 31, 2022			October 31, 2021
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	7 years	$17,340	$(11,028)	$6,312	$17,340	$(9,989)	$7,351
Trade names	11 years	4,060	(3,070)	990	4,060	(2,980)	1,080
Trade secrets/recipes	9 years	630	(620)	10	630	(567)	63
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$22,305	$(14,718)	$7,587	$22,305	$(13,536)	$8,769

We anticipate recording amortization expense of $0.4 million for the remainder of fiscal 2022, $1.5 million for fiscal year 2023, $1.5 million for fiscal year 2024, $1.5 million for fiscal year 2025, and $2.4 million thereafter.

6.	Stock-Based Compensation

In April 2011, our shareholders approved the Calavo Growers, Inc. 2011 Management Incentive Plan (the “2011 Plan”). All directors, officers, employees and consultants (including prospective directors, officers, employees and consultants) of Calavo and its subsidiaries are eligible to receive awards under the 2011 Plan. Shares were issuable under the 2011 Plan through December 2020. On April 21, 2021, the shareholders of Calavo approved the Calavo Growers, Inc. 2020 Equity Incentive Plan (the “2020 Plan”). This is a five-year plan with up to 1,500,000 shares that are issuable pursuant to awards that may be made through December 9, 2025.

Restricted Stock Awards

On December 13, 2021, certain of our officers were granted a total of 5,355 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $40.53. These shares vest over two years, on an annual basis, beginning December 13, 2022. These shares were granted pursuant to our 2020 Plan. The total recognized stock-based compensation expense for these grants was less than $0.1 million for the three and nine months ended July 31, 2022.

On January 3, 2022, all 10 of our current directors were granted 2,814 restricted shares each (for a total of 28,140 shares). These shares have full voting rights and participate in dividends as if unrestricted. The closing share price of our stock on such grant date was $42.64. As of January 3, 2023, these shares will vest and become unrestricted subject to the continued service of the director. The total recognized stock-based compensation expense for these grants was $0.3 million and $0.7 million for the three and nine months ended July 31, 2022.

On January 20, 2022, one of our current directors was granted 1,500 unrestricted shares as a component of her compensation for services rendered during the 2021 fiscal year. The closing share price of our stock on such grant date was $41.73. The stock-based compensation expense for this grant was recognized in total upon grant and aggregated $0.1 million for the nine months ended July 31, 2022.

On February 1, 2022, Brian Kocher, our new Chief Executive Officer, was granted 28,993 restricted shares as part of his employment agreement. The closing share price of our stock on such grant date was $41.39. These shares will vest over three years on an annual basis, beginning February 1, 2023. The total recognized stock-based compensation expense for this grant was $0.1 million for the three months ended July 31, 2022. The total recognized stock-based compensation expense for this grant was $0.2 million for the nine months ended July 31, 2022.

A combined summary of restricted stock award activity, related to our 2011 and 2020 Plans, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2021	43	$64.89
Vested	(31)	$45.44
Forfeited	(9)	$37.67
Granted	64	$41.88
Outstanding at July 31, 2022	67	$45.01	$2,672

The total recognized stock-based compensation expense for restricted stock was $0.4 million and $0.6 million for the three months ended July 31, 2022 and 2021. The total recognized stock-based compensation expense for restricted stock was $1.8 million and $2.8 million for the nine months ended July 31, 2022 and 2021. Total unrecognized stock-based compensation expense totaled $1.7 million as of July 31, 2022 and will be amortized through fiscal year 2024.

Restricted Stock Units (RSUs) and Performance Restricted Stock Units (PRSUs)

On April 1, 2022, we issued RSUs for officers and other members of management as part of our long-term incentive plan. The RSUs are time-based and vest annually in equal amounts over a three-year period. The PRSUs are based on three-year cumulative performance targets of net sales, adjusted EBITDA and return on invested capital and vest entirely at the third anniversary.  We granted 34,269 RSUs and 34,269 PRSUs at a grant stock price of $37.49. With the departure of our former Chief Financial Officer, 4,014 shares each of RSUs and PRSUs were forfeited. Based on our current projections, we recognized approximately $0.3 million of stock-based compensation for the three and nine months ended July 31, 2022. As of July 31, 2022, there was $2.2 million of unrecognized stock-based compensation costs related to non-vested RSUs and PRSUs, which the Company expects to recognize over a weighted-average period of 2.3 years. The total fair value of the restricted stock units at July 31, 2022, is approximately $2.5 million.

In the third quarter of fiscal 2022, Shawn Munsell, our new Chief Financial Officer, and Danny Demas, our new SVP of Grown products were granted 9,002 RSUs and 3,533 RSUs, respectively, as part of their employment agreements. The closing share price of our stock on such grant dates were $38.88 and $42.46, respectively. These shares will vest over three years on an annual basis, with the first third vesting on June 20, 2023, and July 11, 2023, respectively. The total recognized stock-based compensation expense for this grant was insignificant for the three and nine months ended July 31, 2022.

On August 16, 2022, Helen Kurtz, our new SVP of Prepared products, was granted 6,778 RSUs as part of her employment agreement. The closing share price of our stock on such grant date was $44.26. These shares will vest over three years on an annual basis, with the first third vesting on August 16, 2023.

A combined summary of RSU activity, related to our 2020 Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average	Aggregate
	Represented	Grant Price	Intrinsic Value
Outstanding at April 30, 2022	34	$37.49
Forfeited	(4)	$37.49
Granted	13	$39.89
Outstanding at July 31, 2022	43	$38.18	$1,724

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

A summary of stock option activity, related to our 2011 and 2020 Plans, is as follows (in thousands, except for weighted-average exercise price):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2021	19	$42.89
Exercised	(2)	$23.48
Outstanding at July 31, 2022	17	$47.62	$—
Exercisable at July 31, 2022	12	$51.12	$—

At July 31, 2022, outstanding and exercisable stock options had a weighted-average remaining contractual term of 2.7 years. The total recognized and unrecognized stock-based compensation expense was insignificant for the three and nine months ended July 31, 2022 and 2021.

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

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approximately $127.6 million USD at July 31, 2022) related to Income Tax, Flat Rate Business Tax, and value added tax, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of July 31, 2022 to the amount of $3.08 billion Mexican pesos (approx. $151.1 million USD).  Additionally, the tax authorities have determined that we owe our employees profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $5.8 million USD at July 31, 2022). In August 2018, we filed an Administrative Appeal on the 2013 Assessment, appealing our case to the SAT’s central legal department in Michoacan.

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

On September 22, 2021, we had an initial in-person meeting with the SAT in Mexico City to formally present and discuss the Reconsideration. The SAT agreed to review our Reconsideration in more detail; however, on January 3, 2022, the SAT formally rejected our request for the Reconsideration. In response to this rejection, on January 21, 2022, we filed an injunction suit with a federal district court seeking to nullify the arguments against the Reconsideration made by the SAT on constitutional grounds.

On February 4, 2022, we had a follow-up meeting with the SAT in Mexico City to begin a dialog with the objective of reaching a settlement of the 2013 Assessment. The SAT agreed in principle to continue this dialog, but requested that we provide a financial guaranty to secure the related tax as a pre-requisite to these discussions.

On February 25, 2022, we filed an additional injunction in which we seek to have the liens against the bank accounts of CDM lifted. The injunction suit has been accepted by the court and we are expecting a response in the next 2 - 3 months. The main purpose of the injunction suit was to challenge the SAT’s response issued to the Reconsideration, and with that, to keep the Reconsideration alive until the injunction suit is decided. This would allow time to continue the discussions with SAT at the administrative level and would give SAT the legal basis to issue a new resolution. This injunction suit represents a further opportunity for a Court of Law to analyze this matter from a constitutional perspective.

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

On June 16, 2022 we received a request from the Tax Authorities to provide information related to the Administrative Guaranty. The information was presented on July 7, 2022, and on August 2, 2022. On August 8, 2022, we met with Tax Authorities in Mexico City to review the information presented and agreed to next steps on the approval of the Guarantee. Since then, the Tax Authorities have visited Calavo Mexico to continue the validation process and we believe will have a resolution in the next 2 - 3 months.

Once the Administrative Guaranty is ruled and accepted by the FTC and tax authority, they will permanently suspend and remove the liens on the fixed assets and bank accounts of CDM.

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Annulment Suit in the Tax Court, we also believe that it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT to agree to reach a settlement. In accordance with our cumulative probability analysis on uncertain tax positions, our recent settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we recorded a provision of $11 million USD, in the third quarter of fiscal 2021, as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We believe that this provision remains appropriate as of July 31, 2022 based on or cumulative probability analysis. We incurred $0.3 million and $1.1 million of related professional fees for the three and nine months ended July 31, 2022, which have been recorded in Expenses related to Mexican Tax matters.

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

The following table sets forth our financial assets and liabilities as of July 31, 2022 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(All amounts are presented in thousands)
Assets at Fair Value at July 31, 2022:
Investment in Limoneira Company(1)	$21,251	—	—	$21,251
Total assets at fair value	$21,251	—	—	$21,251

Assets at Fair Value at October 31, 2021:
Investment in Limoneira Company(1)	$27,055	—	—	$27,055
Total assets at fair value	$27,055	—	—	$27,055

(1)    The investment in Limoneira Company consists of marketable securities in the Limoneira Company common stock. We currently own approximately 9% of Limoneira’s outstanding common stock. These securities are measured at fair value using quoted market prices. For the three months ended July 31, 2022 and 2021, we recognized gains of $1.2 million and losses of $0.3 million, respectively, on the consolidated condensed statements of operations. For the nine months ended July 31, 2022 and 2021, we recognized losses of $5.8 million and gains of $6.8 million, respectively, on the consolidated condensed statement of operations.

9.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Three months ended July 31,
Avocados de Jalisco noncontrolling interest	2022	2021

Noncontrolling interest, beginning	$1,166	$1,385
Net income attributable to noncontrolling interest of Avocados de Jalisco	17	66
Noncontrolling interest, ending	$1,183	$1,451

	Nine months ended July 31,
Avocados de Jalisco noncontrolling interest	2022	2021

Noncontrolling interest, beginning	$1,368	$1,472
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(185)	(21)
Noncontrolling interest, ending	$1,183	$1,451

10.	Earnings per share

Basic and diluted net income per share is calculated as follows (data in thousands, except per share data):

	Three months ended July 31,
	2022	2021
Numerator:
Net income (loss) attributable to Calavo Growers, Inc.	$1,300	$(12,981)
Denominator:
Weighted average shares – Basic	17,667	17,630
Effect of dilutive securities – Restricted stock/units/options (1)	102	—
Weighted average shares – Diluted	17,769	17,630
Net income (loss) per share attributable to Calavo Growers, Inc:
Basic	$0.07	$(0.74)
Diluted	$0.07	$(0.74)

	Nine months ended July 31,
	2022	2021
Numerator:
Net Income (loss) attributable to Calavo Growers, Inc.	$(2,933)	$1,137
Denominator:
Weighted average shares - Basic	17,661	17,616
Effect on dilutive securities – Restricted stock/units/options (1)	—	53
Weighted average shares - Diluted	17,661	17,669
Net income (loss) per share attributable to Calavo Growers, Inc:
Basic	$(0.17)	$0.06
Diluted	$(0.17)	$0.06

(1)	For the nine months ended July 31 2022 approximately 65,000 shares of common stock equivalents were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive since the Company reported a net loss. For the three months ended July 31, 2021 approximately 52,000 share of common stock equivalents were excluded in the computation of dilated net loss per share, as the effect would be anti-dilutive since the Company reported a net loss.

11.	Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (“IVA”) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts recoverable from the Mexican government.

As of July 31, 2022, and October 31, 2021, CDM IVA receivables totaled $41.3 million (840.9 million Mexican pesos) and $37.5 million (762.1 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2022, the tax authorities began objecting to refund requests and supporting documentation that had previously been deemed acceptable to process a refund. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or other legal means.

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

The court is still reviewing the appeal filed by the Company on May 9, 2022, against the ruling resolving that certain VAT amounts are not recoverable.

The latest court resolution sustains the Company’s position that it is entitled to substantially all of its VAT amounts, and the Company is considering its options for collecting the entire VAT receivable. In the unlikely event of an unfavorable resolution of the Administrative Appeals, we plan to file Annulment Suits with the Mexican Federal Tax Court. If these suits result in an unfavorable ruling, there is an option to appeal to the Collegiate Circuit Court. The estimated time for the resolution of these suits could be 2 – 3 years.

We believe that our operations in Mexico are properly documented, and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding IVA amounts. With assistance from our internationally recognized tax advisory firm, as of July 31, 2022, CDM has filed Administrative Appeals for months for which IVA refunds have been denied by the SAT, and will continue filing such appeals for any months for which refunds are denied in the future. Therefore, it is probable that the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts.

12. Credit Facility

On December 1, 2021, we entered into the Fourth and Fifth Amendments to the Credit Agreement with Bank of America, N.A., as administrative agent (“Bank of America”), and Farm Credit West, PCA (together with Bank of America, the “Lenders”), relating to our Credit Agreement dated as of June 14, 2016, The Fourth and Fifth Amendments, among other terms, included CDM as a guarantor, increased the interest rate by 0.5% and amended the financial covenant requirements as follows:

●	The Fixed Charge Coverage Ratio (FCCR) covenant was waived for the quarters ended October 31, 2021, January 31, 2022 and April 30, 2022. The covenant was resumed for the quarter ended July 31, 2022.
●	The quarterly FCCR covenant was replaced by a cumulative monthly minimum Consolidated EBITDA covenant, with the first measurement occurring as of January 31, 2022 for the three months then ended, and continuing monthly thereafter through June 2022.
●	Consolidated financial statements must be submitted monthly for the month and year-to-date period, beginning with the financial statements for the month of November 2021 and continuing through June 2022.

The Company also pledged the 1,677,299 shares it holds of Limoneira stock as collateral (which was in addition to the general business assets of the Company that already secure the credit facility).

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

As of July 31, 2022, we were in compliance with the financial covenants, and we expect to remain in compliance through September 2023. As of July 31, 2022, approximately $16.8 million was available for borrowing, based on our borrowing base calculation discussed above.

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

While many restrictions have since been lifted, the pace of the recovery from the COVID-19 pandemic is not presently known. Additionally, we cannot forecast future variants or the impact on our business of such variants, if any. We cannot reasonably estimate the duration or extent of the pandemic’s adverse impact on our business, operating results, and long-term liquidity position.

14. Closure of Florida facility

On November 15, 2021, Prepared’s Green Cove Springs, Florida facility ceased operations. The Company’s Grown avocado operations at this facility will continue and are not affected. Prepared will continue to serve customers of this location from its other food processing locations, primarily in Georgia.

The closure resulted in a reduction of 140 employees, impairment of leasehold improvements, writedowns of inventory and other assets, and certain cash expenditures for the relocation of machinery and equipment and the closure of the leased facilities. During the fourth quarter of fiscal 2021, we wrote down $8.7 million of leasehold improvements, $0.1 million of equipment, and $0.6 million of inventory (recognized through cost of goods sold). We also paid $0.4 million in employee severance. The impairment related to the Prepared Florida closure has been recorded on the consolidated statement of operations under “Impairment and charges related to Florida facility closure”. There were no impairments charges related to the Prepared Florida facility closure during the three and nine months ended July 31, 2022.

As of July 31, 2022 and October 31, 2021, the Company had right of use assets with a net book value of $4.1 million and $4.8 million respectively, and lease liabilities of $5.3 million and $6.0 million, respectively, recorded on the balance sheet related to the closed facility. The facility lease has a maturity date of October 31, 2031. The Company intends to seek a sub-lease tenant to assume the vacated space, and believes such a sub-lease can be obtained at a lease rate, and for a lease period, sufficient to realize the right of use asset. Management will continue to evaluate the actual amounts and duration of expected future sub-lease revenues. Should the actual sub-lease revenues be less than those currently expected, the Company may need to record impairment of some or all its investment in the right of use asset.

During the nine months ended July 31, 2022, we incurred $1.0 million of incremental restructuring and related costs due to the transition to other facilities.

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

Recent Developments

Change in Reporting Segments

On April 13, 2022, we issued a press release announcing our plans to reorganize the business into two reporting segments, Grown and Prepared. The management transition to operate as Grown and Prepared began at the start of the third quarter of 2022. The Grown segment consists of fresh avocados, tomatoes and papayas. The Prepared segment comprises all other products including fresh cut fruits and vegetables, ready-to-eat sandwiches, wraps, salads and snacks, guacamole, and salsa sold at retail and food-service as well as avocado pulp sold to foodservice. These two business segments are presented based on how information is used by our Chief Executive Officer (as our chief operating decision maker) to measure performance and allocate resources. Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate. We do not allocate assets, or specifically identify them, to our operating segments. Prior year information has been recast to conform with the new segment presentation.

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

COVID-19 Recovery Economic Impact

The recovery from the COVID-19 pandemic and the current economic climate is increasing labor costs, commodity costs and logistical costs. We are experiencing operational challenges that impact our production facilities and our logistics network; the impact of prices for petroleum-based products, packaging materials and commodity costs; and the availability of sufficient labor is increasing costs company-wide.

In response to the inflationary costs described above, we notified customers of our plans to institute price increases for our Prepared products. Management believes the price increases will largely be accepted by our customers without significant loss of sales, will reverse the margin compression experienced by Prepared segment during the pandemic, and will enable us to continue to invest in initiatives that drive growth.

Dividend payment

On December 3, 2021, we paid a $1.15 per share dividend in the aggregate amount of $20.3 million to shareholders of record on November 12, 2021.

Litigation

From time to time, we are involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Project Uno

During the third quarter of 2021, the Company launched Project Uno, a strategic set of initiatives that seeks to identify areas of operating efficiencies and cost savings to expand profit margins, cash flow and return on invested capital. We have undertaken multiple productivity and transformation initiatives, including (1) closure of the Prepared Florida plant and transfer of its viable operations into Prepared Georgia, (2) implementing broader supply chain operational improvements, (3) integrating our commercial, logistics, IT, procurement and accounting functions across the three divisions, (4) product rationalization initiatives which are aimed at eliminating unprofitable or slow moving SKUs and (5) outsourcing certain functions in our North American business to third-party service providers and the associated implementation of new procurement technology solutions. The Company continues to carry out the existing productivity initiatives as well as additional initiatives under this strategy.

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

On February 25, 2022, we filed an additional injunction in which we seek to have the liens against the bank accounts of CDM lifted. The injunction suit has been accepted by the court and we are expecting a response within the next 2 - 3 months. The main purpose of the injunction suit was to challenge the SAT’s response issued to the Reconsideration, and with that, to keep the Reconsideration alive until the injunction suit is decided. This would allow time to continue the discussions with SAT at the administrative level and would give SAT the legal basis to issue a new resolution. This injunction suit represents a further opportunity for a Court of Law to analyze this matter from a constitutional perspective.

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

On June 16, 2022 we received a request from the Tax Authorities to provide information related to the Administrative Guaranty. The information was presented on July 7, 2022, and on August 2, 2022. On August 8, 2022, we met with Tax Authorities in Mexico City to review the information presented and agreed to next steps on the approval of the Guarantee. Since then, the Tax Authorities have visited Calavo Mexico to continue the validation process and we believe will have a resolution in the next 2 - 3 months.

Once the Administrative Guaranty is ruled and accepted by the FTC and tax authority, they will permanently suspend and remove the liens on the fixed assets and bank accounts of CDM.

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Annulment Suit in the Tax Court, we also believe it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT to agree to reach a settlement. In accordance with our cumulative probability analysis, based on factors such as recent settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we recorded a provision of $11 million USD, in the third quarter of fiscal 2021, as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We believe that this provision remains appropriate as of July 31, 2022 based on or cumulative probability analysis. We incurred $0.3 million and $1.1 million of related professional fees for the three and nine months ended July 31, 2022, which have been recorded in Expenses related to Mexican Tax matters.

Mexican IVA taxes receivable

Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2022, the tax authorities began objecting to refund requests and supporting documentation that had previously been deemed acceptable to process a refund. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or legal means.

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

The court is still reviewing the appeal filed by the Company on May 9, 2022, against the ruling resolving that certain VAT amounts are not recoverable.

The latest court resolution sustains the Company’s position that it is entitled to substantially all of its VAT amounts, and the Company is considering its options for collecting the entire VAT receivable. In the unlikely event of an unfavorable resolution of the Administrative Appeals, we plan to file Annulment Suits with the Mexican Federal Tax Court. If these suits result in an unfavorable ruling, there is an option to appeal to the Collegiate Circuit Court. The estimated time for the resolution of these suits could be 2 – 3 years.

We believe that our operations in Mexico are properly documented, and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding IVA amounts. With assistance from our internationally recognized tax advisory firm, as of July 31, 2022, CDM has filed Administrative Appeals for months for which IVA refunds have been denied by the SAT, and will continue filing such appeals for any months for which refunds are denied in the future. Therefore, it is probable that the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts.

Closure of Florida facility

On November 15, 2021, Prepared's Green Cove Springs, Florida facility ceased operations. Our Grown avocado operations at this facility will continue in operation and are not affected. Prepared will continue to serve customers of this location from our other food processing locations, primarily in Georgia.

The closure resulted in a reduction of 140 employees, impairment of leasehold improvements, writedowns of inventory and other assets, and certain cash expenditures for the relocation of machinery and equipment and the closure of the leased facilities. During the fourth quarter of fiscal 2021, we wrote down $8.7 million of leasehold improvements, $0.1 million of equipment, and $0.6 million of inventory (recognized through cost of goods sold). We also paid $0.4 million in employee severance. The impairment related to the Florida closure has been recorded on the consolidated statement of operations under “Impairment and charges related to Florida facility closure”. There were no impairments charges related to the Prepared Florida facility closure during the three and nine months ended July 31, 2022.

As of July 31, 2022 and October 31, 2021, we had right of use assets with a net book value of $4.1 million and $4.8 million respectively, and lease liabilities of $5.3 million and $6.0 million, respectively, recorded on the balance sheet related to the closed facility. The facility lease has a maturity date of October 31, 2031. We intend to seek a sub-lease tenant to assume the vacated space, and we believe such a sub-lease can be obtained at a lease rate and for a lease period sufficient to realize the right of use asset. We will continue to evaluate the actual amounts and duration of expected future sub-lease revenues. Should the actual sub-lease revenues be less than those currently expected, we may need to record impairment of some or all of our investment in the right of use asset.

During the nine months ended July 31, 2022, we incurred $1.0 million of incremental restructuring and related costs due to the transition to other facilities.

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

Other than the change in operating segment realignment described below, there have been no material changes in our critical accounting estimates during the three and nine months ended July 31, 2022, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2021.

As a result of the Company's operating segment realignment, the composition of its reporting units for the evaluation of goodwill impairment was changed. RFG reporting unit goodwill is now included within the Prepared reporting unit. Therefore, the goodwill of $24.7 million, which was previously recorded within the RFG reporting unit, is now within Prepared and $4.0 million in Grown remained unchanged. Prior to the change in its reporting unit, the Company tested goodwill for impairment at the previous reporting unit, which did not result in any impairment charge.

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

	Three months ended July 31,		Nine month ended July 31,
	2022	2021	2022	2021
Net income (loss) attributable to Calavo Growers, Inc.	$1,300	$(12,981)	$(2,933)	$1,137
Non-GAAP adjustments:
Non-cash losses recognized from unconsolidated entities (a)	269	469	812	1,755
Recovery from FreshRealm and other related expenses (b)	580	(6,000)	580	(5,989)
Acquisition costs (c)	—	—	—	262
Net (gain) loss on Limoneira shares (d)	(1,225)	252	5,803	(6,843)
Rent expense add back (e)	108	108	324	324
Restructure costs - consulting, management recruiting and severance (f)	1,198	125	4,473	810
Mexican tax matters (g)	789	13,815	1,634	13,815
Impairment and charges related to closure of Florida facility (h)	—	—	959	—
Tax impact of adjustments (i)	(163)	1,168	(3,380)	2,332
Adjusted net income (loss) attributed to Calavo Growers, Inc.	$2,856	$(3,044)	$8,272	$7,603

Calavo Growers, Inc.’s net income (loss) per share:
Diluted EPS (GAAP)	$0.07	$(0.74)	$(0.17)	$0.06
Adjusted Diluted EPS	$0.16	$(0.17)	$0.47	$0.43

Number of shares used in per share computation:
Diluted	17,769	17,630	17,726	17,669
(a)	For the three months ended July 31, 2022 and 2021, we realized losses from Agricola Don Memo totaling $0.3 million and $0.5 million. For the nine months ended July 31, 2022 and 2021, we realized losses from Agricola Don Memo totaling less than $0.8 million and $1.8 million.
(b)	In July 2021, as part of the FreshRealm Separation Agreement, FreshRealm paid Calavo the Loan Payoff Amount of $6.0 million, and we recorded the receipt on the statement of operations as a recovery of the reserve for collectability of the FreshRealm note receivable. For the three and nine months ended July 31, 2022, we recognized a return to provision discrete tax expense of $0.6 million due to the finalization of the tax treatment of the loss related to the previously recorded impairment of the investment in FreshRealm.
(c)	For the nine months ended July 31, 2021, we incurred professional service costs related to a considered but non-consummated acquisition.
(d)	For the three months ended July 31, 2022 and 2021, we recorded $1.2 million in unrealized gains and $0.3 million in unrealized losses related to these mark-to-market adjustments, respectively. For the nine months ended July 31, 2022 and 2021, we recorded $5.8 million in unrealized losses and $6.8 million in unrealized gains related to these mark-to-market adjustments, respectively.
(e)	For the three months ended July 31, 2022 and 2021, we incurred $0.1 million related to rent paid for Prepared’s former corporate office space that we have vacated and plan to sublease. For the nine months ended July 31, 2022 and 2021, we incurred $0.3 million related to rent paid for this same office space.
(f)	For the three and nine months ended July 31, 2022, we recorded $1.2 million and $4.5 million of consulting expenses related to an enterprise-wide strategic business review conducted for the purpose of restructuring to improve the profitability of the organization and efficiency of our operations. In addition, for the nine months ended July 31, 2022, we recorded $1.4 million of severance accrual related to the restructuring. For the nine months ended July 31, 2021, we recorded higher stock-based compensation for the early vesting of restricted stock for the retirement of our former Chief Executive Officer and Board member.

(g)	For the three and nine months ended July 31, 2022, we incurred $0.3 million and $1.1 million of professional fees related to the Mexican tax matters. For the three and nine months ended July 31, 2022, we recognized a return to provision discrete tax expense of $0.5 million due to the finalization of the tax treatment for the final settlement of the 2011 Assessment (see below). See Note 7 to the consolidated condensed financial statements included in this Quarterly Report for further information.

In June 2021, we paid $2.4 million in full settlement of the 2011 Assessment. Of this amount, $1.5 million has been recorded as a discrete item in the Income Tax Provision and $0.9 million is related to Value Added Tax expense and recorded as expenses related to the Mexican tax matters. An additional $0.3 million of related professional fees have also been recorded as expenses related to the Mexican tax matters.

In July 2021, based on our evaluation of the most probable outcomes of the 2013 Assessment, we recorded an accrual of $11 million in the financial statements as a discrete item in Income Tax Provision. An additional $0.1 million of related professional fees have also been recorded as expenses related to the Mexican tax matters.

(h)	On October 18, 2021, we announced the closure of RFG’s (Prepared’s) food processing operations at our Green Cove Springs (near Jacksonville), Florida facility, as part of our Project Uno profit improvement program. As of November 15, Prepared’s Green Cove Springs facility has ceased operations. We incurred $1.0 million of expenses for the nine months ended July 31, 2022, related to the closure of this facility.
(i)	Tax impact of non-GAAP adjustments are based on effective year-to-date tax rates.

Reconciliation of EBITDA and Adjusted EBITDA (Non-GAAP, Unaudited)

The following table presents EBITDA and adjusted EBITDA, each a non-GAAP measure, and reconciles them to net income (loss) attributable to Calavo Growers, Inc., which is the most directly comparable GAAP measure. See “Non-GAAP Financial Measures” above (in thousands, except per share amounts).

	Three months ended July 31,		Nine months ended July 31,
	2022	2021	2022	2021
Net income (loss) attributable to Calavo Growers, Inc.	$1,300	$(12,981)	$(2,933)	$1,137
Interest Income	(136)	31	(402)	(58)
Interest Expense	485	208	1,272	573
Provision for Income Taxes	984	12,358	(363)	17,073
Depreciation & Amortization	4,067	4,554	12,472	12,925
Stock-Based Compensation	754	554	2,123	2,818
EBITDA	$7,454	$4,724	$12,169	$34,468

Adjustments:
Non-cash losses recognized from unconsolidated entities (a)	269	469	812	1,755
Net (gain) loss on Limoneira shares (d)	(1,225)	252	5,803	(6,843)
Recovery from FreshRealm and other related expenses (b)	—	(6,000)	—	(5,989)
Rent expense add back (e)	108	108	324	324
Acquisition costs (c)	—	—	—	262
Restructure costs - consulting and management recruiting and severance (f)	1,198	125	4,335	125
Expenses related to Mexican tax matters (g)	303	1,342	1,148	1,342
Impairment and charges related to closure of Florida facility (h)	—	—	929	—
Adjusted EBITDA	$8,107	$1,020	$25,520	$25,444
Adjusted EBITDA per dilutive share	$0.46	$0.06	$1.44	$1.44

See prior page for footnote references

Net Sales

The following table summarizes our net sales by business segment for each of the three and nine months ended July 31, 2022 and 2021:

	Three months ended July 31,			Nine months ended July 31,
	2022	Change	2021	2022	Change	2021
Gross sales:
Grown	$207,589	28%	$161,580	$581,171	32%	$438,725
Prepared	134,872	9%	124,100	367,889	6%	345,597
Less intercompany eliminations	(470)	(30)%	(672)	(1,559)	(19)%	(1,915)
Total net sales	$341,991	20%	$285,008	$947,501	21%	$782,407

As a percentage of sales:
Grown	60.6%		56.6%	61.2%		55.9%
Prepared	39.4%		43.4%	38.8%		44.1%
	100.0%		100.0%	100.0%		100.0%

Results of Operations

Summary

Net sales for the three months ended July 31, 2022, compared to the corresponding period in fiscal 2021, increased by $57.0 million, or approximately 20%. This increase was across both segments. Net sales for the nine months ended July 31, 2022, compared to the corresponding period in fiscal 2021, increased by $165.1 million, or approximately 21%. The increase was primarily due to our Grown products segment.

For the three and nine months ended July 31, 2022, the increase in Grown product sales was primarily due to an increase in price per unit of avocados offset by lower sales volume resulting from industry-wide constraints of fruit available for purchase in Mexico. For the three and nine months ended July 31, 2022, the increase in Prepared product sales was due primarily to increased per unit sales prices of fresh-cut fruit & vegetables and prepared foods products.

Our Grown and Prepared segments of our business are subject to seasonal trends which can impact the volume and/or quality of raw materials sourced in any particular quarter. All intercompany sales are eliminated in our consolidated results of operations.

As of the end of the third quarter of fiscal 2022, we have begun importing avocados into the United States from our subsidiary Avocados de Jalisco. We expect this volume to increase in the fourth quarter of fiscal 2022.

Grown products

Third Quarter 2022 vs. Third Quarter 2021

Net sales for the Grown products business increased by approximately $46.0 million, or 28%, for the third quarter of fiscal 2022 compared to the corresponding period in fiscal 2021. This increase in Grown product sales during the third quarter of fiscal 2022 was primarily related to increased sales prices of avocados due to lower overall supply of avocados in the marketplace. Partially offsetting this increase, tomato sales decreased due to a decrease in overall sales volume.

Sales of avocados increased $48.4 million, or 33%, for the third quarter of 2022 compared to the prior year period. The average avocado sales price per carton increased 63% compared to the prior year period. This increase in the sales price per carton was mainly due to an industry-wide decrease of supply of avocados in the marketplace. The volume of avocados sold in the third quarter of 2022 decreased 19% compared to the prior year period, which is slightly better than the decrease of avocados imported from Mexico into the United States for the same period.

Sales of tomatoes decreased $2.4 million, or 21%, for the third quarter of 2022, when compared to the prior year period. This decrease in tomato sales was primarily due to a 24% decrease in the cartons sold of tomatoes.

Nine Months Ended July 31, 2022 vs. Nine Months Ended July 31, 2021

Net sales for the Grown products business increased by approximately $142.4 million, or 32%, for the nine months ended July 31, 2022, compared to the corresponding period in fiscal 2021. This increase in Grown product sales during the nine months ended July 31, 2022, was primarily related to increased sales prices of avocados associated with lower overall supply of avocados in the marketplace. In addition, tomato sales increased due to an increase in overall sales volume, partially offset by a decrease in sales prices.

Sales of avocados increased $140.2 million, or 35%, for the nine months ended July 31, 2022, compared to the prior year period. The average avocado sales price per carton increased 58% compared to the prior year period. This increase in the sales price per carton was mainly due to a decrease of supply of avocados in the marketplace. The volume of avocados sold in the nine months ended July 31, 2022, decreased 14% compared to the prior year period.

Sales of tomatoes increased $2.4 million, or 7%, for the nine months ended July 31, 2022, when compared to the prior year period. This increase in tomato sales was primarily due to a 9% increase in the cartons sold of tomatoes, partially offset by a 2% decrease in average sales prices per carton.

Prepared products

Third Quarter 2022 vs. Third Quarter 2021

Net sales for the Prepared products business increased by approximately $11.2 million, or 9%, for the three months ended July 31, 2022 compared to the corresponding period in fiscal 2021. This increase in Prepared product sales during the three months ended July 31, 2022 was primarily related to increased sales prices of fresh-cut fruit & vegetables and prepared foods products. Partially offsetting these increases was a decrease in sales of prepared avocado products due to overall lower sales volume, offset by higher sales prices.

Net sales for fresh-cut fruit & vegetables and prepared foods products increased $13.0 million, or 13%, for the quarter ended July 31, 2022 compared to the corresponding period in fiscal 2021. This increase was primarily driven by price increases of 20% as well as a favorable product mix, partially offset by an 8% decrease in sales volumes.

Net sales for prepared avocado products decreased $1.8 million, or 9%, for the quarter ended July 31, 2022 compared to the corresponding period in fiscal 2021, primarily due to a decrease in the total volume of pounds sold.

Nine Months Ended July 31, 2022 vs. Nine Months Ended July 31, 2021

Net sales for the Prepared products business increased by approximately $22.1 million, or 6%, for the nine months ended July 31, 2022 compared to the corresponding period in fiscal 2021. This increase in Prepared product sales during the nine months ended July 31, 2022 was primarily related to increased sales prices of fresh-cut fruit & vegetables and prepared foods products. Partially offsetting these increases was a decrease in sales of prepared avocado products due to overall lower sales volume.

Net sales for fresh-cut fruit & vegetables and prepared foods products for the nine months ended July 31, 2022 compared to the corresponding period in fiscal 2021 increased $24.3 million, or 8%. This increase primarily reflects price increases of 14% as well as a favorable product mix, partially offset by a 5% decrease in sales volumes.

Net sales for prepared avocado products for the nine months ended July 31, 2022 compared to the corresponding period in fiscal 2021 decreased $1.4 million, or 3%, primarily due to a decrease in the total volume sold.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three and nine months ended July 31, 2022 and 2021:

	Three months ended July 31,			Nine months ended July 31,
	2022	Change	2021	2022	Change	2021

Gross profit (loss):
Grown	$11,771	(4)%	$12,202	$41,594	3%	$40,355
Prepared	6,743	256%	(4,335)	11,890	50%	7,951
Total gross profit	$18,514	135%	$7,867	$53,484	11%	$48,306

Gross profit (loss) percentages:
Grown	5.7%		7.6%	7.2%		9.2%
Prepared	5.0%		(3.5)%	3.2%		2.3%
Consolidated	5.4%		2.8%	5.6%		6.2%

Summary

Our cost of goods sold consists predominantly of ingredient costs (fruit, vegetables and other food products), packing materials, freight and handling, labor and overhead (including depreciation) associated with packing, distributing and/or preparing food products, and other direct expenses pertaining to products sold.

Gross profit increased by approximately $10.6 million, or 135%, for the third quarter of fiscal 2022 compared to the corresponding period in fiscal 2021. The increase was primarily attributable to gross profit increases in the Prepared segment. Gross profit increased by approximately $5.2 million, or 11%, for the nine months ended July 31, 2022 compared to the corresponding period in fiscal 2021. The increase reflects gross profit increases across both the Prepared and Grown segments.

Grown products

The decrease in our Grown products gross profit for the quarter ended July 31, 2022 was the result of decreased gross profit for tomatoes, papayas and negative currency impact. Overall gross profit increased for avocados, along with an increase in gross profit per carton, while the overall gross profit percentage decreased. For the third quarter of fiscal 2022, the gross profit percentage for avocados was 5.9% compared to 7.5% for the third quarter of 2021. The decrease in gross profit percentage was largely a formulaic result as the dramatic increase in sales prices for avocados was proportionately greater than the increase in gross profit per case.

Gross profit for the quarter was also affected by the weakening of the U.S. dollar in relation to the Mexican peso during the quarter, resulting in a $0.4 million net loss related the remeasurement of peso-dominated net assets at our Mexican subsidiaries. This is in comparison to a remeasurement gain of $0.5 million for the same period last year.

The increase in our Grown products gross profit for the nine months ended July 31, 2022 was the result of increased gross profit for avocados, including an increase on gross profit per carton. Overall gross profit increased for avocados, while the overall gross profit percentage decreased. For the nine months ended July 31, 2022 the gross profit percentage for avocados was 7.2% compared to 9.2% for the nine months ended July 31,2021. The decrease in gross profit percentage was largely a formulaic result as the dramatic increase in sales prices for avocados was proportionately greater than the increase in gross profit per case.

Gross profit for the nine months ended July 31, 2022 was also affected by the weakening of the U.S. dollar in relation to the Mexican peso, resulting in a $1.3 million net loss related to the remeasurement of peso-dominated net assets at our Mexican subsidiaries. This is in comparison to a remeasurement gain of $1.1 million for the same period last year.

Note that any additional significant fluctuations in the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profits for our Grown products segment.

Prepared products

The increase in our Prepared products gross profit for the three and nine months ended July 31, 2022 was the result of increased gross profit for fresh-cut fruit & vegetables and prepared foods, partially offset by decreases in gross profit from prepared avocado products.

Fresh-cut fruit & vegetables and prepared foods products gross profit percentages for the three and nine months ended July 31, 2022 were 7.7% and 3.4%, compared to losses of 5.4% and 1.1% for the same prior year periods. The increases in gross profit for the three and nine months ended July 31, 2022 were mainly due to increased sales prices and a reduction in distribution expenses, an increase in product yield and labor productivity, and a reduction in costs related to the consolidation of operations in our Green Cove Springs, Florida facility into our Georgia facility.

Prepared avocado products gross loss percentage for the three months ended July 31, 2022 was 11.5%, compared to a gross profit of 6% for the prior year period. Prepared avocado products gross profit percentage for the nine months ended July 31, 2022 was 3.3% compared to a gross profit of 20.0% for the prior year period. The decreases in Prepared avocado products gross profit were due primarily to higher raw product fruit costs associated with the same shortage of supply that drove our whole avocado prices to historically high levels and increased manufacturing costs. Any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profit for our Prepared segment.

Management has considered the impact of current operating results as well as expected future results and has concluded that there were no impairment indicators regarding intangible assets carried on the balance sheet as of July 31, 2022. This is consistent with the Company’s previous assessments which reflected a significant cushion between the Company’s fair value determinations and the recorded carrying values of the respective intangible assets. Management will continue to evaluate the impact of operating results on these considerations in future quarters.

Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
	2022	Change	2021	2022	Change	2021

	(Dollars in thousands)			(Dollars in thousands)
Selling, general and administrative	$16,713	35%	$12,387	$48,566	20%	$40,374
Percentage of net sales	4.9%		4.3%	5.1%		5.2%

Selling, general and administrative expenses of $16.7 million for the three months ended July 31, 2022 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $4.3 million, or 35%, for the three months ended July 31, 2022 compared to the prior year period. This increase was primarily due to an increase in consulting services and recruiting fees related to restructuring efforts ($1.3 million), an increase due to certain costs ($1.7 million) being recategorized as cost of goods sold in the prior year, an increase in bonus accruals related to our new bonus plan ($0.8 million), an increase in salaries and benefits ($0.3 million) and an increase in stock-based compensation ($0.2 million).

Selling, general and administrative expenses of $48.6 million for the nine months ended July 31, 2022 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $8.2 million, or 20%, for the nine months ended July 31, 2022 compared to the prior year period. This increase was primarily due to an increase in consulting services related to restructuring efforts ($2.8 million), an increase in management restructuring costs that include recruiting fees and severance ($1.8 million), and an increase in salaries primarily related to the investment in key personnel to advance Project Uno ($1.3 million).

Loss from unconsolidated entities

	Three months ended July 31,			Nine months ended July 31,
	2022	Change	2021	2022	Change	2021

	(Dollars in thousands)			(Dollars in thousands)
Loss from unconsolidated entities	$(269)	(43)%	$(469)	$(812)	(54)%	$(1,755)

Losses from unconsolidated entities includes our participation in earnings or losses from our investments in Don Memo. For the three months ended July 31, 2022 and 2021 we realized losses from Agricola Don Memo totaling $0.3 million and $0.5 million. For the nine months ended July 31, 2022 and 2021 we realized losses from Agricola Don Memo totaling less than $0.8 million and $1.8 million.

Income Taxes Benefit (Provision)

	Three months ended July 31,			Nine months ended July 31,
	2022	Change	2021	2022	Change	2021

Income tax benefit (provision)	$(984)	(92)%	$(12,358)	$363	(102)	$(17,073)
Effective tax rate	42.8%		(2,218.7)%	10.4%		93.9%

Our tax provision is determined using an estimated annual effective tax rate and is adjusted for discrete taxable events that may occur during the quarter. In the third quarter of fiscal 2022, we incurred return to provision discrete taxable items in the amount of $1.4 million. These discrete items were primarily related to rate differentials related to our carryback losses from prior years and the lack of deductibility of certain Mexican tax expenses.

Liquidity and Capital Resources

Cash provided by operating activities was $42.2 million for the nine months ended July 31, 2022, compared to cash provided by operating activities of $12.4 million for the corresponding period in fiscal 2021. Cash provided by operating activities for the nine months ended July 31, 2022 reflect primarily our net loss of $3.1 million, plus add-backs for non-cash activities (depreciation and amortization, stock-based compensation expense, provision for losses on accounts receivable, losses from unconsolidated entities, net gains or losses on Limoneira shares, loss on disposal of property, plant and equipment, impairment related to closure of Prepared’s Florida facility and gain on the sale of the Temecula packinghouse) of $21.4 million and net cash generating improvements in the components of our working capital of approximately $23.9 million.

Increases in operating cash flows caused by working capital changes include an increase in payable to growers of $12.7 million, a net increase in accounts payable, accrued expenses and other liabilities of $11.4 million, a decrease in inventory of $4.6 million, a decrease in income taxes receivable of $3.0 million, and a decrease in accounts receivable of $0.4 million, partially offset by an increase in advances to suppliers of $4.9 million and an increase in other assets of $3.2 million

The increase in payable to growers is mostly due to increased cost per unit, resulting from supply constraints for California and Mexican avocados in the month of July 2022 compared to October 2021. The increase in accounts payable, accrued expenses and other liabilities is primarily related to an increase in payables related to an increase in the price of California and Mexican avocados. The decrease in our inventory as of July 31, 2022, when compared to October 31, 2021, is primarily due to lower inventory of Mexican Avocados. The decrease in income taxes receivable is due to the receipt of an income tax refund in the first quarter of fiscal 2022. The decrease in our accounts receivable, despite an increase in sales, as of July 31, 2022, when compared to October 31, 2021, is primarily due an improvement in collections of accounts receivable in fiscal 2022. The increase in advances to suppliers is mainly due to advances to our tomato growers in the first three months of fiscal 2022.

Cash used in investing activities was $7.7 million for the nine months ended July 31, 2022, which related to purchases of property, plant, and equipment.

Cash used in financing activities was $33.9 million for the nine months ended July 31, 2022, which related principally to the payment of a $20.3 million dividend, net payments on our credit facilities totaling $12.1 million, payments on long-term obligations of $1.4 million, and the $0.1 million of payments on the minimum net holding of taxes on the net settlement of shares.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Restricted cash, cash and cash equivalents as of July 31, 2022 and October 31, 2021 totaled $3.5 million and $2.9 million. Our working capital at July 31, 2022 was $29.5 million, compared to $38.0 million at October 31, 2021.

We believe that cash flows from operations, the available Credit Facility, and other sources will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for at least the next twelve months. We will continue to pursue grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel growth in each of our business segments. We have a revolving credit facility with Bank of America as administrative agent and Farm Credit West as joint lead arranger. Under the terms of this agreement, we may draw on funds for both working capital and long-term productive asset purchases. Total credit available under this agreement, subject to borrowing base calculations, is $80 million, and it expires in January 2026. For our Credit Facility the weighted-average interest rate was 5.1% and 2.2% at July 31, 2022 and October 31, 2021. Under the Credit Facility we had $25.6 million and $37.7 million outstanding as July 31, 2022 and October 31, 2021.

On December 1, 2021, we entered into the Fourth and Fifth Amendments to the Credit Agreement with Bank of America, N.A., as administrative agent (“Bank of America”), and Farm Credit West, PCA (together with Bank of America, the “Lenders”), relating to our Credit Agreement dated as of June 14, 2016, The Fourth and Fifth Amendments, among other terms, included Calavo de Mexico (CDM) as a guarantor, increased the interested rate by 0.5%, and amended the financial covenant requirements as follows:

●	The Fixed Charge Coverage Ratio (FCCR) covenant was waived for the quarters ended October 31, 2021, January 31, 2022 and April 30, 2022. The covenant was resumed for the quarter ended July 31, 2022.
●	The quarterly FCCR covenant was replaced by a cumulative monthly minimum Consolidated EBITDA covenant, with the first measurement occurring as of January 31, 2022 for the three months then ended, and continuing monthly thereafter through June 2022.
●	Consolidated financial statements must be submitted monthly for the month and year-to-date period, beginning with the financial statements for the month of November 2021 and continuing through June 2022.

The Company also pledged the 1,677,299 shares it holds of Limoneira stock as collateral (which was in addition to the general business assets of the Company that already secure the credit facility).

The above terms and conditions will remain in effect until such time as the Company has certified compliance with a 1.15 to 1.0 minimum FCCR for two consecutive fiscal quarters.

As of January 31, 2022, the Company was not in compliance with the cumulative monthly minimum Consolidated EBITDA covenant, and the Consolidated Leverage Ratio (CLR) covenant. In March 2022, the Company and the Lenders have entered into the Sixth Amendment, Limited Waiver, and Limited Consent to Credit Agreement (the “Sixth Amendment”). The Sixth Amendment, among other terms, waived the non-compliance of the financial covenants as of January 31, 2022 and amended the financial covenant requirements as follows:

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

The interest rate of the facility increased to BSBY plus 3.0% until the first business day of the month after we certify that no default or event of default exists for the period ended July 31, 2022, at which point the interest rate will range between BSBY plus 1.25 – 1.75% based on our CLR. The total facility reduced from $100 million to $80 million and will be limited to a borrowing base consisting of the sum of eligible accounts receivable (80%), eligible US inventory (50%), and Limoneira shares (60%), less grower payables.

As of July 31, 2022, we were in compliance with the financial covenants as in effect on that date, and we expect to remain in compliance through September 2023. As of July 31, 2022, approximately $16.8 million was available for borrowing based on our borrowing base calculation discussed above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our Credit Facility, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2022.

(All amounts in thousands)	Expected maturity date July 31,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Assets
Restricted cash, cash and cash equivalents (1)	$3,466	$—	$—	$—	$—	$—	$3,466	$3,466
Accounts receivable (1)	78,490	—	—	—	—	—	78,490	78,490
Advances to suppliers (1)	12,698	—	—	—	—	—	12,698	12,698

Liabilities
Payable to growers (1)	$35,748	$—	$—	$—	$—	$—	$35,748	$35,748
Accounts payable (1)	11,551	—	—	—	—	—	11,551	11,551
Borrowings pursuant to credit facilities (1)	—	—	—	25,600	—	—	25,600	25,600
(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, and accounts payable approximate their fair value due to the short maturity of these financial instruments and the carrying amount of borrowings pursuant to credit facilities approximates fair market value due to the variable rate of interest.

We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy domestic cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Management does, however, evaluate this opportunity from time to time. Total foreign currency remeasurement losses for the three months ended

July 31, 2022 and 2021, net of gains, was $0.4 million. Total foreign currency remeasurement gains for the three months ended July 31, 2022 and 2021, net of losses, was $0.4 million. Total foreign currency remeasurement losses for the nine months ended July 31, 2022, net of gains, was $1.3 million. Total foreign currency remeasurement gains for the nine months ended July 31, 2021, net of losses, was $1.2 million.

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

Except as set forth below, there were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the third quarter of fiscal 2022, we had changes in our management structure, including the placement of our new Chief Financial Officer. These changes resulted in changes in our internal control over financial reporting as responsibilities were shifted to other personnel. Taking into account these changes, as noted above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

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

ITEM 5. OTHER INFORMATION

We have determined that, due to an administrative error, the version of our Amended and Restated Bylaws, effective as of September 25, 2014, included as an exhibit to our Current Report on Form 8-K filed with the SEC on September 30, 2014 (the “2014 Item 5.03 8-K”) and incorporated by reference into subsequent SEC filings including our Form 10-K for the year ended October 31, 2021, erroneously included certain language that did not reflect our bylaws as they were in fact amended on that date.  Disclosures provided in the 2014 Item 5.03 8-K concerning the amendment to the bylaws made at that time and in our other subsequent filings with the SEC regarding our bylaws accurately reflected the terms of our bylaws. The correct version of our Amended and Restated Bylaws effective as of September 25, 2014 is included as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

3.1	Amended and Restated Bylaws, effective as of September 25, 2014 *

10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers (1)
10.2	Employment Agreement of Shawn Munsell (2)

10.3	Employment Agreement of Danny Dumas (3)

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. *

101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of July 31, 2022 and October 31, 2021; (2) Consolidated Condensed Statements of Operations for the three and nine months ended July 31, 2022 and 2021; (3) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2022 and 2021; (4) Consolidated Statements of Shareholders’ Equity for the three and nine months ended July 31, 2022 and 2021; and (5) Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL).

(1)	Previously filed on June 2, 2022 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

(2)	Previously filed on June 10, 2022 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

(3)	Previously filed on June 22, 2022 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: September 1, 2022
	By	/s/ Brian Kocher
Brian Kocher
President and Chief Executive Officer (Principal Executive Officer)

Date: September 1, 2022
	By	/s/ Shawn Munsell
Shawn Munsell
Chief Financial Officer (Principal Financial Officer)