Form 10-K
period 2022-10-31
CALAVO GROWERS INC
filed 2022-12-20
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2022

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

Based on the closing price as reported on The Nasdaq Global Select Market, the aggregate market value of the Registrant's common stock held by non-affiliates on April 30, 2022 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $0.6 billion. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's common stock as of November 30, 2022 was 17,731,661.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the 2023 Annual Meeting of Shareholders, which we intend to hold in late April, are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2022.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains statements relating to future events and results of Calavo Growers, Inc. and its consolidated subsidiaries (collectively, Calavo, the Company, we, us or our), including certain projections and business trends, that are "forward-looking statements," as defined in the Private Securities Litigation and Reform Act of 1995, that involve risks, uncertainties and assumptions. These statements are based on our current expectations and are not promises or guarantees. If any of the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, gross profit, expenses, income/(loss) from unconsolidated entities, earnings, earnings per share, tax provisions, cash flows and currency exchange rates; the impact of COVID-19 on our business, results of operations and financial condition; the impact of acquisitions or debt or equity investments or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration (including information technology systems integration) plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; and any statements about future risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds, restrictions as a result of COVID-19 and trade protection measures such as import/export/customs duties, tariffs and/or quotas).

Risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements include, but are not limited to, the following: the ability of our new management team, including future additions, to work together successfully; the impact of Project Uno initiatives discussed in this Annual Report on our business, results of operations, and financial condition, including uncertainty as to whether the desired effects will be achieved; the impact of the COVID-19 pandemic on our business, results of operations, and financial condition, including, but not limited to, disruptions in the manufacturing of our products and the operations of the related supply chains supporting our ability to deliver our products to consumers, impacts on our employees and uncertainty regarding our ability to implement health and safety measures for our employees, uncertainties regarding consumer demand for our products, impact on our foodservice customers, increased costs, the impact of governmental trade restrictions imposed as a result of COVID-19 and the possible adverse impact of COVID-19 on our goodwill and other intangible assets; our ability to raise prices, particularly in our Prepared segment, to offset increases in costs of goods sold, and the impact of such price increases on future net sales; seasonality of our business; sensitivity of our business to changes in market prices of avocados and other agricultural products and other raw materials including fuel, packaging and paper;  potential disruptions to our supply chain; risks associated with potential future acquisitions, including integration; potential exposure to data breaches and other cyber-attacks on our systems or those of our suppliers or customers; dependence on large customers; dependence on key personnel, including personnel that have not yet been hired, and access to labor necessary for us to render services; susceptibility to wage inflation; potential for labor disputes; reliance on co-packers for a portion of our production needs; competitive pressures, including from foreign growers; risks of recalls and food-related injuries to our customers; changing consumer preferences; the impact of environmental regulations, including those related to climate change; risks associated with the environment and climate change, especially as they may affect our sources of supply; our ability to develop and transition new products and services and enhance existing products and services to meet customer needs; risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and restrictions as a result of COVID-19 and trade protection measures such as import/export/customs duties, tariffs and/or quotas and currency fluctuations); risks associated with receivables from, loans to and/or equity investments in unconsolidated entities; volatility in the value of our common stock; the impact of macroeconomic trends and events; and the resolution of pending investigations, legal claims and tax disputes, including an assessment imposed by the Mexican Tax Administrative Service (the “SAT”) and our defenses against collection activities commenced by the SAT.

PART I

Item 1. Business

General development of the business

Calavo Growers, Inc. (Calavo, the Company, we, us or our), is a global leader in the avocado industry and a provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocado products, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers on a worldwide basis. We procure avocados from California, Mexico and other growing regions around the world. Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) process and package guacamole and salsa and (iii) create, process and package a portfolio of healthy fresh foods including fresh-cut fruit and vegetables, and prepared foods including sandwiches, salads, parfaits and ready-to-eat snack items among other products. We distribute our products both domestically and internationally.

On April 13, 2022, the Company announced its plans to reorganize its business into two reporting segments, Grown and Prepared. The management transition to operate as Grown and Prepared began at the start of the third quarter of 2022. The Grown segment consists of fresh avocados, tomatoes and papayas. The Prepared segment comprises all other products including fresh-cut fruits and vegetables, ready-to-eat sandwiches, wraps, salads and snacks, guacamole, and salsa sold at retail and food service as well as avocado pulp sold to foodservice. See Note 10 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information about our business segments. Our principal executive offices are located at 1141-A Cummings Road, Santa Paula, California 93060; telephone (805) 525-1245.

Available information

We maintain an Internet website at http://www.calavo.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and other information related to us, are available, free of charge, on our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission (SEC). Our Internet website and the information contained therein, or connected thereto, is not and is not intended to be incorporated into this Annual Report on Form 10-K (this Annual Report).

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

Grown

Calavo was founded in 1924 to market California avocados. We sell avocados sourced from a variety of locations (including but not limited to California, Mexico, Peru, and Colombia) to a diverse group of retail grocers, foodservice operators, club stores, mass merchandisers, food distributors and wholesalers, under the Calavo family of brand labels, as well as private labels. Many of our customers desire consistent year-round supply across multiple sourcing locations, the ability to receive just-in-time deliveries at their desired level of ripeness and a variety of packaging and display options. In our judgment, these factors benefit large handlers like us, which have the ability to cultivate a variety of diverse sourcing relationships and the value-added/bagging capabilities, ripening assets and distribution infrastructure to meet the needs of these large nationwide accounts. We believe we have developed strong, long-term relationships with our customers that provide a solid base for our business.

The Hass variety is the predominant avocado variety marketed on a worldwide basis. In California, the growing area stretches from San Diego County to Monterey County, with the majority of the growing areas located approximately 100 miles north and south of Los Angeles County. Generally, California grown Hass avocados are available year-round, with peak production periods occurring from April through August. In Mexico, we procure fruit from the growing regions of Michoacán and Jalisco. The Mexican avocado harvest is year-round (though generally most significant from September to June in Michoacán and from June to January for Jalisco). Other significant growing areas from which we have sourced avocados include Peru and Colombia. In fiscal 2022, the United States Department of Agriculture (USDA) approved the export of Jalisco avocados into the United States. The storage life of fresh avocados (once picked from the tree) is limited, typically ranging from one to four weeks depending upon the maturity of the fruit, the growing methods used, and the handling conditions in the distribution chain, including the utilization of controlled atmosphere during transport.

Avocados delivered to our packinghouses are graded, sized, packed and cooled. The actual size and timing of the delivery of the annual avocado crop, has a substantial impact on both our costs and the sales price we receive for the fruit. To that end, our field personnel maintain direct contact with growers and farm managers and coordinate harvest plans. The feedback from our field-managers is used by our sales department to prepare sales plans used by our direct sales force. The process by which avocados are purchased from growers differs slightly across our different sourcing regions. In California, avocado growers are provided daily field quotes, on a per pound basis, for most fruit. These quotes are based on the variety, size, and grade of California avocados and are calculated based on our expectations of how much we believe we will sell the fruit for, less our anticipated costs and desired margin. Ultimately, we pay/settle with our California growers once a month. The purchase price we pay for fruit acquired from Mexican growers is generally negotiated for substantially all the fruit in a particular grove.  The Mexican avocado crop will typically have three to four blooms in a single year. Once a purchase price is agreed to on a daily basis, the fruit is then harvested and delivered to our packinghouses located in Mexico. Based on the size and quality of the fruit harvested, the final settlement with the grower on the respective day’s harvest takes place approximately 14 to 21 days later. We also purchase fruit directly from third-party Mexican packers as a supplemental source to balance inventory or fulfill priority sales orders. In such cases, the already packed fruit may not be packed in a Calavo label but will be packed to our standards for shipment to either our customers’ or our operating facilities. Peruvian and Colombian avocados are primarily handled on a consignment basis, in which the price we pay for the fruit is usually calculated as a percentage of the net selling price less certain charges for distribution and value-added services.

Apart from the cost of fruit and freight costs, which are generally passed on to our customer, significant portions of our avocado handling costs are fixed. As a result, significant fluctuations in the volume of avocados delivered have a considerable impact on the per pound packing costs of avocados we handle. Generally, larger crops will result in a lower per pound handling cost. As a result of our investment in packinghouse equipment, distribution centers with value-added ripening and packing capabilities, and personnel, we believe that our cost structure is geared to optimally handle larger avocado crops. We believe that our continued success in marketing avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices, and keeping the handling costs low as we ship avocados to our packinghouses and distribution centers and, ultimately, customers. We are subject to USDA, Mexican Secretary of Agriculture, Livestock, Rural Development, Fisheries and Food/Plant Protection (SAGARPA) and other regulatory inspections to ensure the safety and the quality of the fruit being delivered.

We have also developed a series of value-added programs that are designed to offer products and services to our customers that meet their various needs. Some of these key programs are as follows:

●	Value-Added Ripening: Retailers require that their avocados meet strict quality and ripeness specifications and we believe that our nationwide ripening infrastructure using the latest technology and experienced avocado handling workforce best position us to service those customers. We believe that ripened avocados help our customers fulfill customer needs and accelerate the sale of avocados through their stores.

●	Value-Added Packaging: We have developed various display techniques and packages that appeal to consumers and, in particular, impulse buyers. Some of our techniques include the bagging of avocados and the strategic display of the bags within the produce section of retail stores. Our research has demonstrated that consumers generally purchase a larger quantity of avocados when presented in a bag as opposed to the conventional bulk displays. We also believe that the value proposition of avocados in a bag provides for a higher level of sales to grocery stores.

The avocado market is highly competitive with many avocado marketers and/or importers, such as Calavo, seeking to source avocados from independent, USDA certified growers worldwide. Based on the information we have from various industry sources, we believe that Calavo is consistently among the largest avocado marketers in the United States (US) from a volume, sales and profitability perspective. We attribute our position as one of the top avocado distributors to our sourcing competitiveness and to the communication and service we maintain with our growers. In addition, we believe our diversified, product assortment, consistent product quality and value-added programs provide us with a competitive advantage in servicing retail and foodservice customers.

Our Grown business segment also markets and distributes other perishable food products, such as tomatoes and papayas (Other Fresh Products). Tomatoes are primarily handled on a consigned basis, while papayas are handled on a pooling basis, generally at a fixed fee per papaya delivered. Sales of our Other Fresh Products generally experience fluctuations related to seasonality. We believe our efforts in distributing other types of fruit complement our offerings of avocados.

Prepared

Prepared products include prepared avocado products (including both frozen and fresh guacamole), salsa, fresh-cut fruit and vegetables, fresh prepared entrée salads, wraps, sandwiches, parfaits and fresh snacking products, as well as ready-to-heat entrees and other hot bar and various deli items, meals kit components and salad kits. Convenient, ready-to-eat fruits and vegetables have continued to grow faster than their broader produce categories as consumers increasingly place value on the convenient nature of these products. Our Prepared segment has also expanded its capacity to provide products for a larger portion of the fresh deli department.

Our Prepared segment consists of our prepared avocado products division and our fresh-cut division. We utilize ultra-high pressure technology equipment on all of our guacamole products, which is designed to protect and safeguard foods, without the need of preservatives.  This procedure substantially destroys the cells of any bacteria that could lead to spoilage, food safety, or oxidation issues, without affecting the taste profile of the finished product.  Once the procedure is complete, our packaged guacamole can be frozen to ensure a longer shelf-life or shipped fresh to customers in the U.S and abroad.  While the majority of our prepared avocado products are produced in our Uruapan, Mexico production facility, we also often utilize high-quality co-packers (using similar ultra-high pressure technology), to produce some of our retail and foodservice products.

As a leader in refrigerated fresh packaged foods, we utilize a network of company-operated and independently-operated USDA and organic certified fresh food facilities strategically located across the U.S. These facilities allow us to offer national retailers high quality, refrigerated fresh foods that can generally be delivered within hours from time of production. Consumer demand is high for quality refrigerated fresh packaged foods and our speed to market, product innovation and broad product portfolio position the Company well to serve retailers addressing this consumer trend. Our prepared products include fresh-cut fruit and vegetables, fresh prepared entrée salads, wraps, sandwiches, parfaits and fresh snacking products, as well as ready-to-heat entrees and other hot bar and various deli items, meals kits and related components and salad kits. Our products are marketed under the Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials brands, as well as store-brand, private label programs.

For fiscal 2023, with plans to invest in added capacity, we believe our capacity will be sufficient for our expected growth. We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, strategically located warehouses, and market relationships.

Sales and Other Financial Information by Business Segment and Product Category

Sales and other financial information by business segment are provided in Note 10 to our consolidated financial statements that are included in this Annual Report.

Patents and Trademarks

Our trademarks include the Calavo brand name and related logos. We also utilize the following trademarks in conducting our business: Avo Fresco, Bueno, Calavo Gold, Calavo Salsa Lisa, Salsa Lisa, Celebrate the Taste, El Dorado, Fresh Ripe, Select, Taste of Paradise, The First Name in Avocados, Tico, Mfresh, Maui Fresh International, Triggered Avocados, ProRipeVIP™, RIPE NOW!, Renaissance Food Group, Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials.

Working Capital Requirements

We generally bridge the timing between vendor payments and customer receipts (our working capital needs) by using operating cash flows and commercial bank borrowings. In addition, from time to time we provide crop loans and other advances to some of our growers, which are also funded through operating cash flows and borrowings.

Backlog

Our Grown and Prepared customers do not place product orders significantly in advance of the requested product delivery dates.

Research and Development

Our research and development for new and improved products, which is generally driven by customer requests, changes in product specifications, customer and market research and/or innovative ideas generated by our own team of experts with food processing and culinary backgrounds.  We solicit customer and supplier input, review process and product trends and conduct sensory and shelf life testing, all to expand the category and drive new sales for our customers. Research and development costs are charged to expense when incurred. Total research and development costs for fiscal years 2022, 2021 and 2020 were approximately $0.1 million, $0.3 million and $0.7 million.

Compliance with Government Regulations

As a purchaser, manufacturer, distributor, marketer, and advertiser of food products, our operations are subject to extensive regulation by various federal government agencies, including the U.S. Food and Drug Administration (FDA), the USDA and the Federal Trade Commission (FTC), as well as state and local agencies, with respect to production processes, product attributes, packaging, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for the distribution, safety, purity and labeling of food products. In addition, our operations are subject to certain employment health and safety regulations, including those issued under the Occupational Safety and Health Act (OSHA). Our packinghouse facilities and products are subject to periodic inspection by federal, state and local authorities, including the FDA and the California Department of Food and Agriculture (CFDA), which oversees weights & measures compliance at our California facilities. All of our US facilities are also in compliance with the FDA’s Food Safety Modernization Act (FSMA). In addition, our operations in Mexico are subject to Mexican regulations through the SAGARPA.

As a large importer of perishable products in the US, Calavo was an early adopter of the U.S. Customs & Border Protection’s C-TPAT certification programs for monitoring and expediting all imports to the US.

As a purchaser and manufacturer of perishable agricultural commodities, we are subject to, and compliant with, USDA’s Perishable Agricultural Commodities Act. Certain agricultural commodities sold by Calavo are subject to additional specific government acts or regulations, including the Hass Avocado Promotion, Research and Information Act of 2000 for our avocados and the federal suspension agreement guidelines which govern tomato imports to the US.

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

Employees

As of October 31, 2022, we had 3,266 employees, of which 1,464 were located in the United States and 1,802 were located in Mexico. We do not have a significant number of United States employees covered by a collective bargaining agreement. Approximately 1,600 of Calavo's Mexican employees are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage.

The following is a summary of the number of "salaried" and "hourly" employees as of October 31, 2022.

Location	Salaried	Hourly	Total
United States	331	1,133	1,464
Mexico	217	1,585	1,802
TOTAL	548	2,718	3,266

Item 1A. Risk Factors

You should carefully consider the following risks and other information in this Form 10-K. Any of the following risks could materially and adversely affect our results of operations or financial condition. The following risk factors should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Business and Operational Risks

The COVID-19 pandemic and resulting worldwide economic conditions adversely affected, and may continue to adversely affect, our business operations, financial condition, results of operations, and cash flows.

Manufacturing and Supply Chain Disruption

Outbreaks of contagious diseases, including the ongoing COVID-19 outbreak and pandemic, and other adverse public health developments in countries and states where we operate, have had and may continue to have an adverse effect on our business and financial condition, as well as cause operational challenges in the manufacturing of our products and the operation of the related supply chains supporting our ability to deliver our products to the consumer. These effects include a potential negative impact on the availability of our key personnel; disruptions of our facilities or facilities of our members, business partners, customers, suppliers, third-party service providers or other vendors; and interruption of domestic and global supply chains, distribution channels, liquidity and capital or financial markets. Restrictions on or disruptions of transportation, border controls and closures, and other impacts on domestic and global supply chains and distribution channels could increase our costs for raw materials and commodity costs, increase demand for raw materials and commodities from competing purchasers, limit our ability to meet customer demand or otherwise have a material adverse effect on our business, financial condition, results of operation or cash flows.

Costs to Confront the COVID-19 Pandemic

We have incurred and may in the future incur increased costs related to overtime and sick pay, government mandated employee leave related to pandemic conditions, incremental pay for working under challenging conditions, temporary employees, temporary facility closures, sanitizing the work environment, and overall increased safety measures. We have implemented health and safety measures to protect our employees and will continue to take precautionary measures to help minimize the risk of COVID-19 to our employees. Some of these precautionary measures, and similar precautionary measures that we may take in the future, may result in additional costs. Our operating results may be adversely affected if we fail to adequately manage these costs or if we experience significant unexpected costs in the future.

The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control. If we are unable to successfully manage our business through the challenges and uncertainty created by the COVID-19 pandemic, our business and operating results could be materially adversely affected.

If the COVID-19 pandemic or other factors result in prolonged adverse impacts on our operating results, our goodwill and other intangible assets may be at risk of impairment.

We have significant goodwill and intangibles balances recorded with respect to our Prepared reporting unit, which we periodically review for impairment. These assets are sensitive to any significant changes in related results of operations of the underlying businesses. The COVID-19 pandemic has had adverse effects on the Prepared reporting unit, although no impairment of the related goodwill and intangibles balances has occurred during the year ended October 31, 2022. We cannot, however, predict the effects that any continued adverse conditions from the pandemic or other factors may have on the future impairment of these assets.

The recovery from the COVID-19 pandemic and the current economic climate are increasing labor costs, commodity costs and logistical costs, each of which has adversely affected our business operations and results of operations and may continue to do so in the future. Our efforts to raise prices may not be sufficient to offset these cost increases and may have other adverse effects.

We have experienced operational challenges in our production facilities and logistics networks, shortage of labor and impacts from increases in prices of petroleum-based products, packaging materials and commodities, all of which are increasing costs companywide.

In response to the inflationary costs described above, we have implemented price increases and may implement additional price increases in the future. Customers may not accept price increases or we may face competitive pressure that leads to price reductions for certain products.

Increases in interest rates could increase the cost of servicing our indebtedness and have an adverse effect on our results of operations, cash flows and stock price.

Our credit facility currently bears interest at a variable rate, which will generally change as interest rates change. We also have various leases, and may enter into future equipment leases, with costs that increase as interest rates increase.  We bear the risk that the rates we are charged by our lenders and lessors will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our debt, or cause us to breach covenants contained in our credit agreement or leases, which could materially adversely affect our business, financial condition and results of operations.

Increases in interest rates may also affect consumer purchasing behavior, including for our fresh and processed food products.

Additionally, the trading price of our common stock may be affected by the dividend yield on our common stock relative to market interest rates. When market interest rates rise, prospective purchasers of our common stock may expect a higher dividend yield. We may not be able to, or we may not choose to, provide a higher dividend yield in such instances. As a result, prospective purchasers may decide to purchase other securities rather than shares of our common stock, which would reduce the demand for, and potentially result in a decline in the market price of, shares of our common stock.

Due to the seasonality of the business, our revenue and operating results may vary from quarter to quarter.

Our earnings may be affected by seasonal factors, including:

●	the availability, quality and price of raw materials (including, but not limited to fruit and vegetable inputs);

●	the timing and effects of ripening and perishability;
●	the ability to process perishable raw materials in a timely manner;
●	the leveraging of certain fixed overhead costs during off-season months; and
●	the impacts on consumer demand based on seasonal and holiday timing.

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

Fresh produce is highly perishable and generally must be brought to market and sold soon after harvest. The selling price received for each type of produce depends on factors such as the availability and quality of the produce item in the market and the availability and quality of competing types of produce.

In addition, general public perceptions regarding the quality, safety or health risks associated with particular food products could reduce demand and prices for some of our products. Food safety warnings, advisories, notices and recalls such as those administered by the FDA, CDC, other federal/state government agencies and/or suppliers of various agricultural products, could also reduce demand and/or prices for some of our products. To the extent that consumers stop purchasing products that we produce due to health, food safety or other reasons, and we are unable to modify our products or to develop products that satisfy new consumer preferences, there will be a decreased demand for our products.

Increases in commodity or raw product input costs, such as fuel, packaging, and paper, could adversely affect our operating results.

Many factors may affect the cost and supply of fresh produce, including external conditions, commodity market fluctuations, currency fluctuations, changes in governmental laws and regulations, the war in Ukraine or conflict elsewhere, agricultural programs, severe and prolonged weather conditions and natural disasters. Increased costs for purchased fruit have in the past negatively impacted our operating results, and there can be no assurance that they will not adversely affect our operating results in the future.

The price of various commodities can affect our costs. Fuel and transportation cost is a significant component of the price of much of the produce that we purchase from growers, and there can be no assurance that we will be able to pass on to our customers any increased costs we incur in these respects.

The cost of paper is also significant to us as most of our products are packed in cardboard boxes. If the price of paper increases and we are not able to effectively pass these price increases along to our customers, then our operating income will decrease.

We depend on our infrastructure to have sufficient capacity to handle our annual production needs.

Our infrastructure has sufficient capacity for our production needs, including investments we expect to make to facilitate growth, but if we lose machinery or facilities due to natural disasters or mechanical failure, we may not be able to operate at a sufficient capacity to meet our production needs and we may incur significant costs or delays in any effort to restore lost capacity. This could have a material adverse effect on our business, results of operations, and financial condition.

Failure to optimize our supply chain or disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

In coordination with our suppliers, our ability to make, move and sell products is critical to our success. Our inability to maintain sufficient internal production capacity or our inability to enter into co-packing agreements on terms that are beneficial to us could have an adverse effect on our business. Failure to adequately handle increasing production costs and complexity, turnover of manufacturing personnel, or production capability and efficiency issues could materially impact our ability to produce our products in a cost-effective manner and meet customer demand.

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

Disruption of the supply or reliability of transportation services and/or significant increases in the cost of these services could impact our operating income.

We use multiple forms of transportation to bring our products to market, including truck, ocean, and air-cargo. Disruption to the timely supply of these services or dramatic increases in the cost of these services for any reason including availability of fuel for such services, labor disputes, governmental regulation, or governmental restrictions limiting specific forms of transportation could have an adverse effect on our ability to serve our customers and could have an adverse effect on our business, financial condition and results of operations.

The acquisition of other businesses could pose risks to our operating income.

We intend to review acquisition prospects that would complement our business. While we are not currently a party to any definitive agreement with respect to any acquisitions, we may acquire other businesses in the future. Future acquisitions by us could result in accounting charges, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock. Acquisitions involve numerous risks, including the integration of the acquired operations, diversion of management’s attention to other business concerns, risks of entering markets in which we have limited prior experience, and the potential loss of key employees of acquired organizations. We may be unable to successfully integrate businesses or the personnel of any business that might be acquired in the future, and our failure to do so could have a material adverse effect on our business and on the market price of our common stock. Management’s attention, or other resources, may be diverted if we fail to successfully complete or integrate business combination and investment transactions that further our strategic objectives.

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. For example, in 2019, certain of our computer systems became encrypted by ransomware, which prevented them from operating for a time. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit any security vulnerabilities of our systems. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. We carry insurance, including cyber insurance, commensurate with our size and the nature of our operations, although there is no certainty that such insurance will in all cases be sufficient to fully reimburse us for all losses incurred in connection with the occurrence of any of these system security risks, data protection breaches, cyber-attacks or other events.

Portions of our IT infrastructure may also experience interruptions, delays or cessations of service, or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes.

The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.

Sales to Kroger, Trader Joes, and Wal-mart, our largest customers, amounted to approximately 15% , 11% and 10% of our total net sales in 2022. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect our results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers are reduced, this reduction may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.

We may not be successful in achieving targeted savings and efficiencies from cost reduction initiatives and related strategic initiatives, including Project Uno.

During the third quarter of 2021, we launched Project Uno, a strategic set of initiatives that seeks to identify areas of operating efficiencies and cost savings to expand profit margins, cash flow and return on invested capital. We have undertaken multiple productivity and transformation initiatives, including (1) closure and transfer of certain facilities, (2) implementing broader supply chain operational improvements, (3) integrating our commercial, logistics, IT, procurement and accounting functions across the three divisions, (4) product rationalization initiatives which are aimed at eliminating unprofitable or slow moving SKUs and (5) outsourcing certain functions in our North American business to third-party service providers and the associated implementation of new procurement technology solutions.

We may not be successful in fully implementing our productivity plans or realizing our anticipated savings and efficiencies, including potentially as a result of factors outside our control. If we are unable to fully realize the anticipated savings and efficiencies of our cost reduction initiatives and related strategic initiatives, including Project Uno, our profitability may be materially and adversely impacted.

Holders of our common stock may not receive the level of dividends provided for in our dividend policy or any dividends at all.

Dividend payments are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Our Board of Directors may, in its sole discretion, decrease the level of dividends provided for in our dividend policy or entirely discontinue the payment of dividends. Future dividends with respect to shares of our capital stock, if any, depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions (including restrictions in our credit agreement), business opportunities, provisions of applicable law (including certain provisions of the California Corporations Code) and other factors that our board of directors may deem relevant.

If our cash flows from operating activities were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our credit facility were to prove incorrect), we may need to either reduce or eliminate dividends.

We have in the past had and may in the future incur substantial indebtedness which could restrict our ability to pay dividends and impact our financing options and liquidity position.

Our ability to pay dividends is subject to restrictions contained in the instruments governing our indebtedness. Additionally, although our credit agreement contains covenants that restrict our ability to incur debt, as long as we meet these covenants, we will be able to incur additional indebtedness. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

●	our ability in the future to obtain additional financing for working capital, capital expenditures or acquisitions may be limited;

●	we may not be able to refinance our indebtedness on terms acceptable to us or at all;

●

a significant portion of our cash flow may be dedicated to the payment of interest on our indebtedness, thereby reducing funds available for operations, capital expenditures, acquisitions and/or dividends on our common stock; and

●	we may be more vulnerable to economic downturns and be limited in our ability to withstand competitive pressures.

Human Capital Risks

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

We have experienced shortages of qualified labor across our operations. Participants in our supply chain have also experienced shortages of qualified labor. The future success of our operations, including the achievement of our strategic objectives, depends on our ability, and the ability of third parties on which we rely to supply and to deliver our products, to identify, recruit, develop and retain qualified and talented individuals. As a result, any shortage of qualified labor could significantly adversely affect our business. Employee recruitment, development and retention efforts that we or such third parties undertake may not be successful, which could result in a shortage of qualified individuals in future periods. Any such shortage could decrease our ability to effectively produce and deliver our products and to achieve our strategic objectives. Such a shortage would also likely lead to higher wages for employees (or higher costs to purchase the services of such third parties) and a corresponding reduction in our results of operations. In the current operating environment, we are experiencing a shortage of qualified labor in certain geographies, particularly with plant production workers, resulting in increased costs from certain temporary wage actions, such as hiring and referral and retention bonus program. A continuation of such shortages for a prolonged period of time could have a material adverse effect on our results of operations.

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

We utilize high-quality co-packers to produce a portion of our retail and foodservice products. If we are unable to utilize quality co-packers effectively, we may not be able to meet our production needs for our expected growth. Similar, if an existing co-packer is no longer able or willing to produce products for us, there are no assurances that we will be able to immediately replace them with our own production capacity or that of another co-packer operating in the same region and at the same level of quality. We closely monitor and audit the quality of our co-packers; and our co-packers are required to maintain insurance. We, however, remain subject to risks related to the production of fresh and processed foods.

Industry Risks

We are subject to increasing competition that may adversely affect our operating results.

The fresh produce and prepared food markets in which we operate are highly competitive. Each of our businesses is subject to competitive pressures, including the following:

●	The market for avocados is impacted by an increasing volume of foreign grown avocados being imported into the United States. Recently, there have been significant plantings of avocados in Mexico, Chile, the Dominican Republic, Peru, Colombia and other parts of the world, which have had, and will continue to have, the effect of increasing the volume of foreign grown avocados entering the United States market. Increased supply could put downward pressure on the market price for avocados and also lead to a broader number of marketing and distribution competitors if we are unable to process sufficient supply to maintain our market share.

●	We are subject to competition from other avocado handlers. If we are unable to consistently pay growers a competitive price for their avocados, these growers may choose to have their avocados marketed by alternate handlers.
●	Mexican sourced avocados and perishable food products are impacted by competitors operating in Mexico. Generally, handlers of Mexican grown avocados operate facilities that are substantially smaller than our facility in Uruapan, Mexico. If we are unable to pack and market a sufficient volume of Mexican grown avocados, smaller handlers will have a lower per unit cost and be able to offer Mexican avocados at a more competitive price to our customers.
●	The fresh-cut produce market is highly fragmented and we compete with a variety of national, regional and local manufacturers and distributors of fresh-cut produce in the geographies that we serve. These competitors include both branded and non-branded producers, as well as certain retailers’ own in-house fresh-cut operations. To compete successfully, we must be able to strategically source a wide array of fresh produce and prepared food items of uniformly high quality and sell and distribute it on a timely and regular basis. The overall availability and quality of produce items that we purchase for processing can have a meaningful impact on sales and profitability of our Prepared reporting unit. Additionally, the short-shelf life nature of these products makes this business highly localized and our success is often related to our ability to manufacture those products within close proximity to our customers’ locations.

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

Consumer preferences for particular food products are subject to fluctuations over time.  Our ability to market and sell our products successfully depends in part on our ability to identify changing consumer preferences and respond to those changes by offering products that appeal broadly to consumers in light of current demands.  Shifts in consumer preferences that can impact demand for our products at any given time can result from a number of factors, including dietary trends, attention to particular nutritional aspects of our products, concerns regarding the health effects of particular ingredients, attention given to ingredient sourcing practices and general public perception of food safety risks.  Consumer demand for our products also may be impacted by any public commentary that consumers or certain regulatory bodies (including federal or state agencies involved in monitoring food safety) may make regarding our products or similar products. Consumer demand for our products also may be impacted by changes in the level of advertising or promotional support that are employed by (i) us, (ii) our retail/foodservice customers, or (iii) relevant industry groups or third parties that provide competing products.  If consumer preferences trend negatively with respect to any one or more of our products, our sales volumes may decline as a result.

Regulatory and Related Risks

Environmental and other regulation of our business, including potential climate change regulation, could adversely impact us by increasing our production cost or restricting our ability to import certain products into the United States.

Climate change could increase both the frequency and severity of natural disasters that may affect our business operations. Moreover, there has been a broad range of proposed and promulgated state, national and international regulation aimed at reducing the effects of climate change. Such regulations apply or could apply in countries where we have interests or could have interests in the future. In the United States, there is a significant possibility that some form of regulation will be enacted at the federal level to address the effects of climate change. Such regulation could take several forms that could result in additional costs in the form of taxes, the restriction of output, investments of capital to maintain compliance with laws and regulations, or required acquisition or trading of emission allowances. Climate change regulation continues to evolve, and it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation.

Increased legislative, regulatory and public scrutiny on environmental, social, and corporate governance (“ESG”) issues including potential litigation involving our ESG practices or disclosures may adversely affect our business, and results of operations.

A number of companies have been subject to private litigation and governmental action involving a diverse set of claims ranging from allegedly false environmental compliance and “sustainability” disclosures, social issues such as modern slavery in supply chains, and governance issues involving corporate audits and reporting.  Like many companies, we publish an annual sustainability report covering topics including energy and emissions, fair labor, and sustainable agriculture.  While we believe the disclosures in our sustainability reports and elsewhere concerning ESG are accurate, we could still be subject to litigation involving ESG claims.  Such litigation, even if without merit, could negatively impact our reputation, take management time and attention away from other company business, require changes in operations and/or adversely affect our business, financial condition and results of operations. In addition, the actions of growers and other industry partners on ESG matters could negatively impact our reputation or involve us in legal or regulatory proceedings concerning their conduct.

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

We are also subject to the examination of our tax returns and other tax matters by the U.S. Internal Revenue Service, the Servicio de Administracion Tributaria in Mexico (the “SAT”) and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that we will accurately predict the outcomes of any audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.

Our dispute with Mexican tax authorities related to the 2013 Tax Assessment may have a material adverse effect on our results of operations and financial position.

In July 2018, a local office of the SAT issued a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approx. $131.3 million USD at October 31, 2022) related to a fiscal 2013 tax audit. This amount has been adjusted for inflation as of October 31, 2022 to the amount of $3 billion Mexican pesos (approx. $151.5 million USD). Additionally, the tax authorities have determined that we owe our employees profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $6.0 million USD at October 31, 2022). In August 2018, we filed an administrative appeal (the “Administrative Appeal”) on the 2013 Assessment, appealing our case to the SAT’s Legal Administration in Michoacan.

On June 25, 2021, we became aware that the Administrative Appeal had been resolved against CDM on March 12, 2021, and that CDM had allegedly failed to timely respond to and challenge the SAT’s notification of such resolution, therefore rendering the 2013 Assessment as definitive. In addition, the SAT placed liens on the fixed assets of CDM, with a net book value of approximately $26 million USD, and on bank accounts of CDM totaling approximately $1 million USD in order to guaranty the 2013 Assessment. As of October 31, 2022 all liens have been removed from the assets of CDM as a result of a Court ruling in favor of CDM. CDM accordingly received access to its bank accounts in November 2022.

We have taken measures to vigorously defend our position that the 2013 Assessment is without merit and we have court rulings in favor of CDM, including a Court resolution from the Tax Court ordering the SAT to accept an Administrative Guaranty and remove all liens. We have filed an Annulment Suit (the “Suit”) with the Federal Tax Court, which among other things, contends that the notifications made by the SAT to CDM and its designated advisors of the resolution of the Administrative Appeal in March 2021 was not legally communicated and asserts the same matters central to the Reconsideration as wrongly concluded in the resolution of the Administrative Appeal. We cannot assure you that any of these measures will be successful or that we will be able to settle the 2013 Assessment on terms acceptable to us or at all.  Such outcomes could have a material adverse effect on our results of operations and financial condition which could result in an event of default under our credit facility and the acceleration of indebtedness under such facility. Further, we cannot assure you that the provision for this matter in our financial statements will be adequate to fund any settlement we may ultimately enter into or any amount of taxes.

Our dispute with the Mexican tax authorities related to taxes receivable may have a material adverse effect on our results of operations and financial position.

As of October 31, 2022, and October 31, 2021, CDM IVA receivables totaled $43.6 million (865.4 million Mexican pesos) and $37.5 million (762.1 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2022, the tax authorities began objecting to refund requests and supporting documentation that had previously been deemed acceptable to process a refund. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or other legal means. For further details on this matter, see Note 15 in the consolidated financial statements.

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

We conduct a substantial amount of business with growers and customers who are located outside the United States. We purchase avocados from foreign growers and packers, sell fresh avocados and processed avocado products to foreign customers, and operate packinghouses and a processing plant in Mexico. In recent years, there has been an increase in organized crime in Mexico. This has not had a significant impact on our operations, but this does increase the risk of doing business in Mexico. We are also subject to regulations imposed by the Mexican government, and also to examinations by the Mexican tax authorities. Significant changes to these government regulations and to assessments by the Mexican tax authorities can have a negative impact on our operations and operating results in Mexico. For additional information about our Mexican sourced fruit, see the “Business” section included in this Annual Report.

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

Currency exchange rate fluctuations, depending upon the nature of the changes, may make our domestic-sourced products more expensive compared to foreign grown products or may increase our cost of obtaining foreign-sourced products. These foreign currency fluctuations also affect the ultimate realization of foreign currency denominated assets and liabilities in US dollar terms. While hedging instruments may help reduce the volatility associated with currency rate changes, hedging instruments may not be readily available, may be too expensive or may be ineffective for the respective reduction in volatility desired.  To date, the Company has not hedged against foreign currency exposure and we may not hedge against foreign currency exposure in the future, which could increase our susceptibility to foreign currency fluctuations.

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

We are subject to restrictive debt covenants and other requirements related to our debt that limit our business flexibility by imposing operating and financial restrictions on our operations.

The agreements governing our indebtedness impose significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things:

●	the incurrence of additional indebtedness;

●	a number of restricted payments, including investments;

●	specified sales of assets;

●	specified transactions with affiliates;

●	the creation of certain types of liens;

●	consolidations, mergers and transfers of all or substantially all of our assets.

Our credit agreement requires us to maintain specified financial ratios and satisfy financial condition tests, including, without limitation, a consolidated leverage ratio and a consolidated fixed charge coverage ratio.

Our ability to comply with the ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants, or failure to meet or maintain ratios or tests could result in a default under our credit agreement. Certain events of default under our credit agreement would prohibit us from paying dividends on our common stock. In addition, upon the occurrence of an event of default under our credit agreement, the lenders could elect to declare all amounts outstanding under the credit agreement, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the credit agreement lenders could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full this indebtedness and our other indebtedness.

Further, we were previously not in compliance with certain covenants regarding financial ratios and tests contained in our credit agreement. As a result, we entered into amendments of such credit agreement that waived our noncompliance with such covenants and amended the financial covenants required. See Note 6 to our consolidated financial statements. Currently we are in compliance with such financial covenants and expect to remain in compliance.

Our ownership in unconsolidated subsidiaries, our loans/notes or advances to unconsolidated subsidiaries and other future debt or equity investments that we may make in unconsolidated subsidiaries, present risks and challenges that could have a material adverse effect on our business, financial position and results of operations.

Income/(loss) from unconsolidated entities includes our allocation of earnings or losses from our investments in Don Memo. We do not control the operations of these investments, and our allocation of potential income or loss can increase or decrease our overall profitability significantly.

Any loans/notes or advances that we make to unconsolidated entities (such as the existing advances to Don Memo) may at some point in the future be deemed uncollectible and as such may materially and negatively impact our financial results in the period such determination is made. As noted earlier, we do not control the operations of Don Memo, and their future operating performance and/or their future ability to raise capital from other third parties could negatively impact our ability to collect on our loans/notes or advances.

General Risks

The value of our common stock may be adversely affected by market volatility and our common stock price has fluctuated and may continue to fluctuate, which may make future prices of our common stock difficult to predict.

Investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations or cash flows. Our common stock price, like that of other companies, can be volatile and can be affected by many factors, including:

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

Our insurance policies may not adequately protect us from liability or may negatively impact our financial condition and results of operations due to increasing costs.

While we believe that the extent of our insurance coverage is consistent with industry practice, such coverage does not cover all losses we may incur, even in areas for which we have coverage. Our insurance policies are subject to coverage exclusions, deductibles and caps, and any claim we make under our insurance policies may be subject to such limitations. Any claim we make may not be honored fully, in a timely manner, or at all, and we may not have purchased sufficient insurance to cover all losses incurred. If we were to incur substantial liabilities or if our business operations were interrupted for a substantial period of time, we could incur costs and suffer losses. Additionally, in the future, insurance coverage may not be available to us at commercially acceptable premiums, or at all.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters building from Limoneira, which building is located in Santa Paula, California. In addition, we lease a corporate office in Rancho Cordova, California. We have numerous facilities throughout the United States and three facilities in Mexico. See the following table for a summary of our locations:

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

Primarily ripens, sorts, packs and ships fresh avocados and stores and ships prepared guacamole. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs. In November 2021, we have ceased operations in the Prepared products portion of this facility. See Note 18 in consolidated financial statements.

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

Prepared products facility that primarily processes fresh-cut fruits and vegetables, and prepared foods. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Owned	Riverside	California

Prepared products facility that primarily processes fresh-cut fruits and vegetables, and prepared foods. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Sacramento	California

Prepared products facility that primarily processes fresh-cut fruits and vegetables, and prepared foods. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

eased
Leased or Owned:	City	State	Description
Leased	Clackamas	Oregon

Opened in the fourth quarter of fiscal 2019, this Prepared products facility primarily processes fresh-cut fruits and vegetables, and prepared foods. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Conley	Georgia

Opened in the third quarter of fiscal 2019, this Prepared products facility primarily processes fresh-cut fruits and vegetables, and prepared foods. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Mexico Locations:

Packinghouses and Processing Facility:

Leased or Owned:	City	State	Description
Owned	Uruapan	Michoacan

Our guacamole processing facility produces our guacamole products. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs. See Note 7 to our consolidated financial statements

Owned	Uruapan	Michoacan

Primarily handles fresh avocados. The facility was built in 1985 and has been significantly and continually improved in capacity and efficiency since then. We believe that the annual capacity of this facility will be sufficient to process its forecasted annual production needs. See Note 7 to our consolidated financial statements

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

Our common stock trades on The Nasdaq Global Select Market under the symbol "CVGW".

The following tables set forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Global Select Market.

Fiscal 2022	High	Low
First Quarter	$44.56	$37.00
Second Quarter	$45.26	$32.75
Third Quarter	$44.57	$28.76
Fourth Quarter	$45.50	$29.51

Fiscal 2021	High	Low
First Quarter	$77.95	$62.02
Second Quarter	$85.40	$71.58
Third Quarter	$80.06	$55.65
Fourth Quarter	$57.76	$33.25

Shareholders

As of November 30, 2022, there were 746 stockholders of record of our common stock.

Dividend Policy

Our dividend policy has historically provided for an annual dividend payment, as determined by the Board of Directors.

In November 2022, we announced that we will begin declaring and paying dividends quarterly rather than annually as had been our practice. On December 14, 2022, we paid a dividend of $0.2875 per share, or an aggregate of $5.2 million, to shareholders of record on November 16, 2022.

On October 29, 2021, we declared a cash dividend of $1.15 per share. On December 3, 2021, we paid the aggregate amount of $20.3 million to shareholders of record on November 12, 2021.

Shareholder Return Performance Graph

The following graph compares the performance of our common stock with the performance of the Nasdaq Market Index and a Peer Group of major diversified companies in our same industry for approximately the 60-month period beginning October 31, 2017 and ending October 31, 2022. In making this comparison, we have assumed an investment of $100 in Calavo Growers, Inc. common stock, the Nasdaq Market Index, the Peer Group Index as of October 31, 2017. We have also assumed the reinvestment of all dividends. Our Peer Group Index includes the companies of: Andersons, Inc., B&G Foods, Inc., Boston Beer Company, Inc., Fresh Del Monte Produce, Inc., Hain Celestial Group, Inc., Hostess Brands, Inc., J&J Snack Foods, Corp., John B Sanfilippo & Son, Inc., and Landec, Corp.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Calavo Growers, Inc., the NASDAQ Composite Index,
and a Peer Group

$300
$250
$200
$150
$100
$50
$0
10/17
10/18
10/19
10/20
10/21
10/22
Calavo Growers, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 10/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending October 31.

Item 6. RESERVED

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under "Risks Related to Our Business" included in Item 1A and elsewhere in this Annual Report.

Overview

We are a leader in the distribution of avocados, guacamole products, and other perishable food products throughout the United States. Our expertise in marketing and distributing avocados, prepared avocado products, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers on a worldwide basis. We procure avocados from California, Mexico and other growing regions around the world. Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) create, process and package a portfolio of healthy fresh foods including fresh-cut fruit and vegetables, and prepared foods including sandwiches, salads, parfaits and ready-to-eat snack items among other products and (iii) process and package guacamole and salsa. We distribute our products both domestically and internationally.

On April 13, 2022, we announced plans to reorganize our business into two reporting segments, Grown and Prepared. The management transition to operate as Grown and Prepared began at the start of the third quarter of 2022. The Grown segment consists of fresh avocados, tomatoes and papayas. The Prepared segment comprises all other products including fresh-cut fruits and vegetables, ready-to-eat sandwiches, wraps, salads and snacks, guacamole, and salsa sold at retail and food service as well as avocado pulp sold to foodservice. See Note 10 to our consolidated financial statements for further information about our business segments.

Our Grown products business grades, sizes, packs, cools, and ripens (if desired) avocados for delivery to our customers. During fiscal 2022, we operated four packinghouses and four operating and distributing facilities (aka value-added depots or VADs) that handle avocados that are sold across the United States and to select international markets. We believe that our continued success in marketing avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices, and keeping the handling costs low as we ship avocados to our packinghouses and distribution centers. We believe our diversified avocado sources help provide a level of relative supply stability that may, over time, serve to increase the availability and demand for avocados among consumers in the United States and elsewhere in the world. Significant fluctuations in the volume of avocados delivered have an impact on the per pound packing costs of avocados we handle. Generally, larger crops will result in a lower per pound handling cost. As a result of our investment in packinghouse equipment, distribution centers with value-added ripening and packing capabilities, and personnel, we believe that our cost structure is geared to optimally handle larger avocado volume. We believe our efforts in distributing our other various perishable foods, such as tomatoes and papayas, complement our offerings of avocados. From time to time, we continue to explore the distribution of other crops that provide reasonable returns to our business.

Our Prepared business produces, markets and distributes nationally a portfolio of healthy, high quality fresh packaged food products for consumers sold through the retail and other channels. Prepared products include guacamole products (including both frozen and fresh), salsa, fresh-cut fruit and vegetables, fresh prepared entrée salads, wraps, sandwiches and fresh snacking products, as well as ready-to-heat entrees and other hot bar and various deli items, meals kit components and salad kits. Prepared products are marketed under the Calavo, Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials brands, as well as store-brand and private label programs. We believe that we are well positioned to address the diverse taste and needs of today’s foodservice and retail customers. Our Prepared business maintains relationships with foodservice companies and food retailers. We continue to seek to expand our relationships with major foodservice companies and food retailers and develop alliances that will allow our products to reach a larger percentage of the marketplace.

The operating results of all of our businesses have been, and will continue to be, affected by quarterly and annual fluctuations and market downturns due to a number of factors, including but not limited to pests and disease, weather patterns, changes in demand by consumers, food safety advisories impacting the fresh perishable food categories in which we currently operate, the timing of the receipt, reduction, or cancellation of significant customer orders, the gain or loss of significant customers, market acceptance of our products, our ability to develop, introduce, and market new products on a timely basis, the availability, quality and price of raw materials, new product introductions by our competitors, the utilization of production capacity at our various plant locations, change in the mix of products that our Grown and Prepared segments sell, and general economic conditions. We believe, however, that we are currently positioned to address these risks and deliver favorable operating results for the foreseeable future.

Recent Developments

Sale of Investment in Limoneira

On October 27, 2022, we sold 1,677,299 shares of Limoneira common stock for gross proceeds of approximately $18.5 million. We used the net proceeds thereof after payment of commissions and expenses to pay down borrowings on our credit facility with Bank of America, as administrative agent, and the other lenders thereto. Contemporaneously with such sale, Bank of America, as administrative agent, released its lien on such shares in accordance with terms of the Credit Facility and the related loan documents.

COVID-19 Pandemic Impact

The COVID-19 pandemic created challenging and unprecedented conditions for our business, and the global economy, disrupting global supply chains, changing certain purchasing norms in retail and foodservice channels and created significant volatility and disruption of financial markets. This has resulted in inflationary and cost pressures that adversely impacted, our production and distribution costs, including costs of raw materials, packaging, labor, and freight.

We continue to experience increased labor costs, commodity costs and logistical costs in the current economic climate and as we recover from the COVID-19 pandemic. We are experiencing higher costs attributed to operational challenges that impact our production facilities and our logistics network; the impact of higher prices for petroleum-based products, packaging materials and other commodities; and the availability of labor.

In response to the inflationary costs described above, we have implemented price increases and may implement additional price increases in the future.  Customers may not accept price increases or we may face competitive pressure that leads to price reductions for certain products.

Increasing volume of foreign grown avocados

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

Dividend payment

In November 2022, we announced that we will begin declaring and paying dividends quarterly rather than annually as had been our practice. On December 14, 2022, we paid a dividend of $0.2875 per share, or an aggregate of $5.2 million, to shareholders of record on November 16, 2022.

Project Uno

During the third quarter of 2021, the Company launched Project Uno, a strategic set of initiatives that seeks to identify areas of operating efficiencies and cost savings to expand profit margins, cash flow and return on invested capital. We have undertaken multiple productivity and transformation initiatives, including (1) closure of the Prepared Florida plant and transfer of its viable operations into Prepared Georgia, (2) implementing broader supply chain operational improvements, (3) integrating our commercial, logistics, IT, procurement and accounting functions across the three divisions, (4) product rationalization initiatives which are aimed at eliminating unprofitable or slow moving stock keeping units and (5) outsourcing certain functions in our North American business to third-party service providers and the associated implementation of new procurement technology solutions.

As Project Uno has progressed, we have embedded operating controls and initiatives outlined by Project Uno into our regular operating procedures.   As such, we anticipate the financial impact of Project Uno will simply be embedded in our financial results of operations as opposed to separately disclosed.

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

On February 25, 2022, we filed an injunction to challenge the SAT’s response issued to the Reconsideration. This would allow time to continue the discussions with SAT at the administrative level and would give SAT the legal basis to issue a new resolution. This injunction suit represents a further opportunity for a Court of Law to analyze this matter from a constitutional perspective.

The injunction suit was admitted for analysis by the District Court, however, SAT filed a complaint (queja) against the ruling allowing Calavo de Mexico (“CDM”) to file an extension of the injunction suit. This complaint was filed by SAT to challenge the admission and analysis of the injunction suit; this complaint was decided by the Circuit Courts in October 2022 against the SAT complaint and the Court will start the analysis of injunction in the following months.

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

On April 27, 2022, the SAT provided a Positive Compliance Opinion to CDM, and consequently the Tax Authority renewed the VAT Certification to CDM. These two resolutions signal a positive development on the Tax controversies in Mexico.

On October 10, 2022, the Tax Court ruled in favor of CDM granting the definitive suspension, accepting the Administrative Guaranty and forcing the SAT to remove all liens placed on CDM fixed assets and bank accounts. The Court also recognized that the $3.1 billion pesos assessment exceeds the economic capacity of CDM.

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Annulment Suit in the Tax Court, and that we have court rulings in favor of CDM, we also believe it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT to agree to reach a settlement. In accordance with our cumulative probability analysis, based on factors such as recent settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we recorded a provision of $11 million USD in the third quarter of fiscal 2021, as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We believe that this provision remains appropriate as of October 31, 2022 based on our cumulative probability analysis. We incurred $1.4 million of related professional fees for the year ended October 31, 2022, which have been recorded in Expenses related to Mexican Tax matters.

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

We believe that our operations in Mexico are properly documented, and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding IVA amounts. With assistance from our internationally recognized tax advisory firm, as of October 31, 2022, CDM has filed Administrative Appeals for months for which IVA refunds have been denied by the SAT, and will continue filing such appeals for any months for which refunds are denied in the future. Therefore, it is probable that the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts.

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

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approximately $131.3 million USD at October 31, 2022) related to Income Tax, Flat Rate Business Tax, and value added tax, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of October 31, 2022 to the amount of $3 billion Mexican pesos (approximately $151.5 million USD).  Additionally, the tax authorities have determined that we owe our employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approximately $6.0 million USD at October 31, 2022).

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Annulment Suit in the Tax Court, and that we have court rulings in favor of CDM, we also believe it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT to agree to reach a settlement. In accordance with our cumulative probability analysis, based on factors such as recent settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we recorded a provision of $11 million in the third quarter of fiscal 2021, as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We believe that this provision remains appropriate as of October 31, 2022 based on our cumulative probability analysis. We incurred $1.4 million of related professional fees for the year ended October

31, 2022, which have been recorded in Expenses related to Mexican Tax matters. See Note 7 to our consolidated financial statements for further information.

Mexican IVA taxes receivable. As of October 31, 2022, and October 31, 2021, CDM IVA receivables totaled $43.6 million (865.4 million Mexican pesos) and $37.5 million (762.1 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2022, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or legal means.

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

In spite of the favorable ruling from the SAT’s Legal Administration in Michoacan, as discussed above, the local SAT office has denied our refund claims and continues to believe that CDM is not properly documented relative to its declared tax structure. As a result, they believe CDM cannot claim certain refundable IVA balances, specifically regarding our IVA refunds since January through October 2017. CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes. With assistance from our internationally recognized tax advisory firm, CDM has filed an Administrative Appeals for the IVA related to the preceding months. A response to these Administrative Appeals is currently pending resolution.

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

Goodwill and acquired intangible assets. Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. We perform a goodwill impairment test on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To the extent the carrying amount of the reporting unit’s allocated goodwill exceeds the unit’s fair value, we recognize an impairment of goodwill for the excess up to the amount of goodwill of that reporting unit.

As a result of the Company's operating segment realignment, the composition of its reporting units for the evaluation of goodwill impairment was changed. RFG reporting unit goodwill is now included within the Prepared reporting unit. Therefore, goodwill of $24.7 million, which was previously recorded within the RFG reporting unit, is now within our Prepared segment and $4.0 million, previously recorded within the Fresh reporting unit, is now in our Grown segment. Prior to the change in its reporting unit, the Company tested goodwill for impairment at the previous reporting unit, which did not result in any impairment charge.

In fiscal 2022 and 2021, the Company’s estimated fair value significantly exceeded its carrying value in our quantitative assessment of the Company’s impairment test. The fair value of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded. The Company concluded based on quantitative assessment tests that no goodwill impairment existed in the fiscal years ended October 31, 2022 and 2021. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units which includes forecasted cash flow. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Gross profit	6.2%	5.4%	8.5%
Selling, general and administrative	5.5%	5.4%	5.5%
Expenses related to Mexican tax matters	—%	0.0%	—%
Impairment and charges related to RFG Florida facility closure	0.1%	0.9%	—%
Gain on sales of Temecula packinghouse	(0.0)%	(0.0)%	(0.0)%
Operating income	0.5%	(0.9)%	3.0%
Interest income	0.0%	0.0%	0.2%
Interest expense	(0.1)%	(0.1)%	(0.1)%
Other income, net	0.1%	0.1%	0.1%
Recovery (loss) on reserve for FreshRealm note receivable and impairment of investment	—%	0.6%	(3.5)%
Unrealized and realized net loss (gain) on Limoneira shares	(0.7)%	0.4%	(0.8)%
Net loss	(0.5)%	(1.1)%	(1.3)%

Non-GAAP Financial Measures

The below tables include non-GAAP measures EBITDA, adjusted EBITDA, adjusted net income and adjusted diluted earnings per share (“EPS”), which are not prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.”

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

	Year ended October 31,
	2022	2021	2020
Net loss attributable to Calavo Growers, Inc.	$(6,249)	$(11,818)	$(13,625)
Non-GAAP adjustments:
Non-cash losses recognized from unconsolidated entities (a)	564	1,719	6,110
Loss (recovery) from FreshRealm and other related expenses (b)	580	(5,989)	37,577
Acquisition costs (c)	—	262	510
Net (gain) loss on Limoneira shares (d)	8,928	(3,858)	8,537
Rent expense add back (e)	432	396	108
Restructure costs - consulting, management recruiting and severance (f)	4,914	3,180	1,119
Mexican tax matters (g)	2,343	14,270	—
Impairment, losses and charges related to property, plant and equipment (h)	1,145	9,748	—
Tax impact of adjustments (i)	(3,788)	(1,690)	(12,773)
Adjusted net income attributed to Calavo Growers, Inc.	$8,869	$6,220	$27,563

Calavo Growers, Inc.’s net income (loss) per share:
Diluted EPS (GAAP)	$(0.35)	$(0.67)	$(0.78)
Adjusted Diluted EPS	$0.50	$0.35	$1.57

Number of shares used in per share computation:
Diluted	17,663	17,621	17,564

(a)	For the year ended October 31, 2020, FreshRealm incurred losses totaling $24.1 million, of which we recorded $7.2 million of non-cash losses during fiscal 2020. For the years ended October 31, 2022, 2021 and 2020, we incurred income from Agricola Don Memo totaling $0.6 million, $1.7 million, and $1.1 million. In July 2021, as part of the FreshRealm Separation Agreement, FreshRealm paid Calavo the Loan Payoff Amount of $6.0 million, and we recorded the receipt on the statement of operations as a recovery of the reserve for collectability of the FreshRealm note receivable.
(b)	In July 2021, as part of the FreshRealm Separation Agreement, FreshRealm paid Calavo the Loan Payoff Amount of $6.0 million, and we recorded the receipt on the statement of operations as a recovery of the reserve for collectability of the FreshRealm note receivable. In addition, we recovered $0.1 million in receivables that we previously reserved. During the third quarter of fiscal 2020, the results of operations of FreshRealm deteriorated significantly, with declining sales and continuing losses. We therefore recorded an impairment of 100% of our equity investment of $2.8 million, and we recorded a reserve for 100% of our note receivable of 34.2 million (which includes accrued interest of $4.1 million), and $0.3 million in trade accounts receivable as of October 31, 2020, which resulted in a loss of $37.3 million. For the year ended October 31, 2021 and 2020, we incurred $0.1 million and $0.3 million of professional fees related to FreshRealm and to the Loss on reserve for FreshRealm note receivable and impairment of investment. For the year ended October 31, 2022, we recognized a return to provision discrete tax expense of $0.6 million due to the finalization of the tax treatment of the loss related to the previously recorded impairment of the investment in FreshRealm.
(c)	In the first quarter of fiscal 2021, we incurred professional service costs related to a considered but non-consummated acquisition. In fiscal 2020, we incurred expenses related to the acquisition of SFFI Company, Inc. doing business as Simply Fresh (SFFI). SFFI is a processor and supplier of a broad line of fresh-cut fruit, principally serving the foodservice and hospitality markets.
(d)	For the years ended October 31, 2022, 2021 and 2020, we recorded losses of $8.6 million, income of $3.9 million, and losses of $8.5 million in realized and unrealized net gain (loss) on Limoneira shares. In the year ended October 31, 2022, we sold our entire investment of 1,677,299 shares of Limoneira stock. We incurred $0.3 million of broker fees as part of the sale of Limoneira stock.
(e)	For the year ended October 31, 2022, 2021 and 2020, we incurred $0.4 million, $0.4 million and $0.1 million related to rent paid for Prepared’s former corporate office space that we have vacated and plan to sublease.
(f)	For fiscal 2022, 2021 and 2020, results include higher stock-based compensation expense of $0.1 million, $1.3 million and $1.1 million related to senior management transitions, which does not impact the underlying cost structure of the Company. For fiscal 2022 and 2021, we recorded $2.8 million and $0.9 million of consulting expenses related to an enterprise-wide strategic business review conducted for the purpose of restructuring to improve the profitability of the organization and efficiency of our operations. In fiscal 2022 and 2021, we incurred $2.0 million and $0.9 million related to management recruiting and severance costs in connection with the restructuring initiative.
(g)	For the year ended October 31, 2022, we incurred $1.4 million of professional fees related to the Mexican tax matters. For the year ended October 31, 2022, we recognized a return to provision discrete tax expense of $0.9 million due to the finalization of the tax treatment for the final settlement of the 2011 Assessment (see below).

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

In July 2021, based on our evaluation of the most probable outcomes of the 2013 Assessment, we recorded an accrual of $11 million as a discrete item in Income Tax Provision. An additional $0.6 million of related professional fees have also been recorded as Expenses related to the Mexican tax matters. See Note 7 to the consolidated financial statements for further information.

(h)	On October 18, 2021, we announced the closure of Prepared’s food processing operations at our Green Cove Springs (near Jacksonville), Florida facility, as part of our Project Uno profit improvement program. As of November 15, 2021, the Green Cove facility for our Prepared segment has ceased operations. We wrote down $8.7 million of leasehold improvements, $0.1 million of equipment, and $0.6 million of inventory (recognized through cost of goods sold). We also paid $0.4 million in employee severance. We incurred $0.9 million of expenses for the year ended October 31, 2022, related to the closure of this facility.
(i)	Tax impact of non-GAAP adjustments are based on the prevailing year-to-date tax rates in each period and adjusted to the one-time tax charges mentioned in note (b) above.

Reconciliation of EBITDA and Adjusted EBITDA (Non-GAAP, Unaudited)

The following table presents EBITDA and adjusted EBITDA, each a non-GAAP measure, and reconciles them to net income (loss) attributable to Calavo Growers, Inc., which is the most directly comparable GAAP measure. See “Non-GAAP Financial Measures” above (in thousands, except per share amounts).

	Year ended October 31,
	2022	2021	2020
Net loss attributable to Calavo Growers, Inc.	$(6,249)	$(11,818)	$(13,625)
Interest Income	(500)	(335)	(1,998)
Interest Expense	1,686	798	877
Provision for Income Taxes	3,251	10,747	(4,292)
Depreciation & Amortization	16,589	17,571	16,093
Stock-Based Compensation	3,139	3,950	4,487
EBITDA	$17,916	$20,913	$1,542

Adjustments:
Non-cash losses recognized from unconsolidated entities (a)	564	1,719	6,110
Net (gain) loss on Limoneira shares (d)	8,928	(3,858)	8,537
Loss (recovery) from FreshRealm and other related expenses (b)	—	(5,989)	37,577
Rent expense add back (e)	432	396	108
Acquisition costs (c)	—	262	510
Restructure costs - consulting and management recruiting and severance (f)	4,775	1,833	—
Expenses related to Mexican tax matters (g)	1,417	1,797	—
Impairment, losses and charges related to property, plant and equipment (h)	1,115	9,748
Adjusted EBITDA	$35,147	$26,821	$54,384
Adjusted EBITDA per dilutive share	$1.98	$1.52	$3.10

See prior page for footnote references

Net Sales

We believe that the fundamental consumption trends for our products continue to be favorable. First, U.S. avocado demand continues to grow, with per capita consumption in 2021/2022 per USDA reaching 8.4 pounds per person, and approximately 65% higher than the estimate from a decade ago. We believe that the healthy eating trend that has been developing in the U.S. contributes to such growth, as avocados are cholesterol and sodium free, dense in fiber, vitamin B6, antioxidants, potassium, folate, and contain unsaturated fat, which helps lower cholesterol. Also, a growing number of research studies seem to suggest that phytonutrients, which avocados are rich in, help fight chronic illnesses, such as heart disease and cancer.

Additionally, we believe that the demographic changes in the U.S. will impact the consumption of avocados and avocado-based products. The Hispanic community currently accounts for approximately 20% of the U.S. population and the total number of Hispanics is estimated to double by the year 2050. Avocados are considered a staple item purchased by Hispanic consumers, as the per-capita avocado consumption in Mexico is significantly higher than that of the U.S.

We anticipate avocado products will further penetrate the United States marketplace, driven by year-round availability of imported fresh avocados, a rapidly growing Hispanic population, and the promotion of the health benefits of avocados. As one of the largest marketers of avocado products in the United States, we believe that we are well positioned to leverage this trend and to grow our avocado and guacamole products business. Additionally, we also believe that avocados and avocado based products will further penetrate other marketplaces that we currently operate in as interest in avocados continues to expand.

In October 2002, the USDA announced the creation of a Hass Avocado Board to promote the sale of Hass variety avocados in the U.S. marketplace. This board provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace. The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales. We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our avocado businesses. During fiscal 2022, 2021 and 2020, on behalf of avocado growers, we remitted approximately $1.5 million, $1.0 million and $1.3 million to the California Avocado Commission. During fiscal 2022, 2021 and 2020, we remitted approximately $8.1 million, $8.3 million and $8.4 million to the Hass Avocado Board related to avocados. Similarly, Avocados from Mexico (AFM) was formed in 2013 as the marketing arm of the Mexican Hass Avocados Importers Association (MHAIA) and the Association of Growers and Packers of Avocados From Mexico (APEAM). During fiscal 2022, 2021 and 2020, we remitted approximately $4.2 million, $5.7 million and $5.2 million to APEAM primarily related to these marketing activities for Mexican avocados.

We also believe that our other Grown products, primarily tomatoes, are positioned for future growth. The tomato is the fourth most popular fresh-market vegetable (though a fruit scientifically speaking, tomatoes are more commonly considered a vegetable) behind potatoes, lettuce, and onions in the U.S. Although stabilizing in the first decade of the 2000s, annual average fresh-market tomato consumption remains well above that of the previous decade. Over the past few decades, per capita consumption of tomatoes has been on the rise due primarily to the enduring popularity of salads, salad bars, and submarine sandwiches. Perhaps of greater importance has been the introduction of new and improved tomato varieties, the increased development of hot-house grown tomatoes (such as those grown by our ADM affiliate), heightened consumer interest in a wider range of tomatoes, a surge of new immigrants who eat vegetable-intensive diets, and expanding national emphasis on health and nutrition.

Papayas have become more popular as consumption in the U.S. has more than doubled in the past decade. Papayas have high nutritional benefits. They are rich in anti-oxidants, B vitamins, folate and pantothenic acid, potassium and magnesium, and fiber.

Additionally, through our Prepared segment we have expanded and accelerated the Company’s presence in the fast-growing refrigerated fresh packaged foods category through an array of retail product lines for produce, deli, and foodservice departments. Prepared products include guacamole products (including both frozen and fresh), salsa, fresh-cut fruit and vegetables, fresh prepared entrée salads, wraps, sandwiches, parfaits and fresh snacking products, as well as ready-to-heat entrees and other hot bar and various deli items, meals kit components and salad kits. Value-added fruits and vegetables have continued to grow faster than their broader produce categories as consumers increasingly place value on the convenient nature of those products and producers to develop new formulations of value-added products. Our Prepared segment has also expanded the capacity to provide products for a larger portion of the Fresh Deli department.

The following tables set forth sales by product category and sales allowances, by segment (dollars in thousands):

	Year ended October 31, 2022			Year ended October 31, 2021

	Grown	Prepared	Total	Grown	Prepared	Total
Third-party sales:
Avocados	$645,944	$—	$645,944	$536,969	$—	$536,969
Tomatoes	47,288	—	47,288	43,658	—	43,658
Papayas	11,422	—	11,422	10,884	—	10,884
Other fresh income	123	—	123	693	—	693
Fresh-cut fruit	—	204,433	204,433	—	205,087	205,087
Fresh-cut vegetables	—	107,332	107,332	—	102,291	102,291
Prepared products	—	114,396	114,396	—	95,639	95,639
Guacamole	—	74,970	74,970	—	75,681	75,681
Salsa	—	1,860	1,860	—	2,784	2,784
Total gross sales	704,777	502,991	1,207,768	592,204	481,482	1,073,686
Less sales allowances	(4,507)	(10,123)	(14,630)	(3,677)	(11,682)	(15,359)
Less inter-company eliminations	(2,065)	—	(2,065)	(2,497)	—	(2,497)
Net sales	$698,205	$492,868	$1,191,073	$586,030	$469,800	$1,055,830

	Year ended October 31, 2021			Year ended October 31, 2020

	Grown	Prepared	Total	Grown	Prepared	Total
Third-party sales:
Avocados	$536,969	$—	$536,969	$521,542	$—	$521,542
Tomatoes	43,658	—	43,658	53,922	—	53,922
Papayas	10,884	—	10,884	10,529	—	10,529
Other fresh income	693	—	693	327	—	327
Fresh-cut fruit	—	205,087	205,087	—	204,766	204,766
Fresh-cut vegetables	—	102,291	102,291	—	113,460	113,460
Prepared products	—	95,639	95,639	—	88,346	88,346
Guacamole	—	75,681	75,681	—	75,409	75,409
Salsa	—	2,784	2,784	—	2,783	2,783
Total gross sales	592,204	481,482	1,073,686	586,320	484,764	1,071,084
Less sales allowances	(3,677)	(11,682)	(15,359)	(1,268)	(8,794)	(10,062)
Less inter-company eliminations	(2,497)	—	(2,497)	(1,651)	—	(1,651)
Net sales	$586,030	$469,800	$1,055,830	$583,401	$475,970	$1,059,371

Net sales to third parties by segment exclude inter-segment sales and cost of sales. For fiscal years 2022, 2021 and 2020, inter-segment sales and cost of sales of $2.1 million, $2.5 million and $1.7 million between the Grown segment and the Prepared segment were eliminated.

The following table summarizes our net sales by business segment:

	2022	Change	2021	Change	2020

Gross sales:
Grown	$700,270	19%	$588,527	1%	$585,052
Prepared	492,868	5%	469,800	(1)%	475,970
Less intercompany eliminations	(2,065)	(17)%	(2,497)	51%	(1,651)
Total net sales	$1,191,073	13%	$1,055,830	(0)%	$1,059,371

As a percentage of sales:
Grown	58.7%		55.6%		55.1%
Prepared	41.3%		44.4%		44.9%
	100%		100%		100%

Summary

Net sales for the year ended October 31, 2022, as compared to 2021, increased by approximately $135.2 million or 13%. The increase in sales for the year ended October 31, 2022, when compared to the prior year period, was due to an increase in both Grown and Prepared segments.

For the year ended October 31, 2022, the increase in Grown product sales was primarily due to an increase in price per unit of avocados offset by lower sales volume resulting from industry-wide constraints of fruit available for purchase in Mexico. For the year ended October 31, 2022, the increase in Prepared product sales was due primarily to increased per unit sales prices of fresh-cut fruit and vegetables and prepared foods products.

Our Grown and Prepared segments of our business are subject to seasonal trends which can impact the volume and/or quality of raw materials sourced in any particular quarter. All intercompany sales are eliminated in our consolidated results of operations.

In the third quarter of fiscal 2022, we have begun importing avocados into the United States from our subsidiary Avocados de Jalisco. We expect this volume to increase in fiscal 2023.

Grown Products

Fiscal 2022 vs. Fiscal 2021:

Net sales for the Grown products business increased by approximately $111.7 million, or 19%, for the year ended October 31, 2022, compared to prior year period. This increase in Grown product sales during the year ended October 31, 2022, was due primarily to increased sales prices of avocados associated with lower overall supply of avocados in the marketplace. In addition, tomato sales increased due to an increase in overall sales volume, partially offset by a decrease in sales prices.

Sales of avocados increased $108.1 million, or 20%, for the year ended October 31, 2022, compared to the prior year period. The average avocado sales price per carton increased 37% compared to the prior year period. This increase in the sales price per carton was mainly due to a decrease of supply of avocados in the marketplace. The volume of avocados sold for the year ended October 31, 2022, decreased 12% compared to the prior year period.

Sales of tomatoes increased $3.6 million, or 8%, for the year ended October 31, 2022, when compared to the prior year period. This increase in tomato sales was due primarily to a 9% increase in the cartons sold of tomatoes, partially offset by a 1% decrease in average sales prices per carton.

Fiscal 2021 vs. Fiscal 2020:

Net sales delivered by the Grown products business increased by approximately $3.5 million, or 1%, for the year ended October 31, 2021, when compared to prior year period. This increase in Grown product sales during fiscal 2021, was primarily related to increased sales prices, partially offset by a decrease in sales of tomatoes.

Sales of avocados increased $13.0 million, or 3%, for the year ended October 31, 2021, when compared to the prior year period. The average avocado sales price per carton increased 3% compared to the prior year period.

Sales of tomatoes decreased $10.3 million, or 19%, for the year ended October 31, 2021, when compared to the prior year period. This decrease in tomato sales was primarily due to a 21% decrease in the average sales price per carton compared to the prior year period. This was partially offset by an increase of 2% in the volume of tomatoes.

Prepared products

Fiscal 2022 vs. Fiscal 2021:

Net sales for the Prepared products business increased by approximately $23.5 million, or 5%, for the year ended October 31, 2022 compared to the prior year period. This increase in Prepared product sales during the year ended October 31, 2022 was due primarily to increased sales prices of fresh-cut fruit & vegetables and prepared foods products. Partially offsetting these increases was a decrease in sales of guacamole products due to overall lower sales volume.

Net sales for fresh-cut fruit and vegetables and prepared foods products for the year ended October 31, 2022 compared to the prior year period increased $27.1 million, or 7%. This increase primarily reflects price increases of 14% as well as a favorable product mix, partially offset by a 7% decrease in sales volumes.

Net sales for guacamole products for the year ended October 31, 2022 compared to the prior year period decreased $3.2 million, or 4%, primarily due to a decrease in the total volume sold.

Fiscal 2021 vs. Fiscal 2020:

Net sales for the Prepared products business decreased by approximately $6.2 million, or 2%, for the year ended October 31, 2021 compared to the prior year period.

Net sales for fresh-cut fruit and vegetables and prepared foods products for the year ended October 31, 2021, when compared to the prior year period, decreased $8.3 million, or 2%. The decrease was primarily due to lower sales out of the Midwest, relating to the closure of Prepared’s co-packing partner in that region, which occurred in April 2020. This was partially offset by additional sales in regions where we added manufacturing capacity. Additionally, changing consumer demand and buying patterns related to COVID-19 adversely impacted Prepared’s sales during the year ended October 31, 2021.

Sales of guacamole products increased by approximately $2.3 million, or 3%, primarily related to an increase in the sales price per pound, partially offset by a decrease in pounds sold. The decline in pounds sold of guacamole products was due to a decline in demand from foodservice customers related to COVID-19 during the year.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment:

	2022	Change	2021	Change	2020

	(Dollars in thousands)
Gross profit (loss):
Grown	$50,165	5%	$47,787	0%	$47,563
Prepared	23,680	146%	9,638	(77)%	42,335
Total gross profit	$73,845	29%	$57,425	(36)%	$89,898

Gross profit (loss) percentages:
Grown	7.2%		8.1%		8.1%
Prepared	4.8%		2.1%		8.9%
Consolidated	6.2%		5.4%		8.5%

Summary

Our cost of goods sold consists predominantly of ingredient costs (primarily fruit and other whole foods), packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Gross profit increased by approximately $16.4 million, or 29%, for the year ended October 31, 2022, when compared to the prior year period. The increase was attributable to gross profit increases in both our Grown and Prepared segments.

Grown products

Fiscal 2022 vs. Fiscal 2021:

During our year ended October 31, 2022, as compared to the prior year period, our Grown products segment gross profit increased $2.3 million or 4%. While our overall gross profit increased, our gross profit percentage decreased. For the year ended October 31, 2022 and 2021, the gross profit percentages for avocados were 7.1% and 8.0%, respectively. Partially offsetting the increase in gross profit for fiscal 2022 was the weakening of the U.S. dollar in relation to the Mexican peso during the year ended October 31, 2022, which resulted in a $1.0 million net loss related to the remeasurement of peso-dominated net assets at our Mexican subsidiaries. For the year ended October 31, 2021, we had a remeasurement gain of $0.9 million.

Significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Grown products segment.

For the year ended October 31, 2022 we generated gross profit of $3.5 million from tomato sales, down from $3.7 million in the prior year period.  The majority of our tomato sales are made on a consignment basis, in which the gross profit we earn is generally based on a commission agreed to with each party, which usually is a percent of the overall selling price; however, we also purchase some tomatoes on the spot market to meet specific customer requests and have certain fixed overhead costs associated with our tomato operations which impact the overall gross profit realized from tomato sales.  The gross profit percentage for consignment sales are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers. The decrease in tomato gross profit was due primarily to an increase in sales of tomatoes from third-party growers/packers. As discussed above, even though a majority of our tomato sales are made on a consignment basis, we had lower gross profit from third-party growers/packers compared to prior year.

Fiscal 2021 vs. Fiscal 2020:

During our year ended October 31, 2021, as compared to the prior year period, our Grown products segment gross profit percentage was consistent.  For each of the years ended October 31, 2021 and 2020, the gross profit percentage for avocados was 8.0%. Gross profit benefited for fiscal 2021 by the strengthening of the U.S. dollar in relation to the Mexican peso during the year ended October 31, 2021, which resulted in a $0.9 million net gain related to the remeasurement of peso-dominated net assets at our Mexican subsidiaries. For the year ended October 31, 2020, we had a remeasurement loss of $1.0 million.

For the year ended October 31, 2021 we generated gross profit of $3.7 million from tomato sales, down from $5.1 million in the prior year period.  The decrease in tomato gross profit was due primarily to the year-over-year decrease in sales described in more detail above. The majority of our tomato sales are made on a consignment basis, in which the gross profit we earn is generally based on a commission agreed to with each party, which usually is a percent of the overall selling price; however, we also purchase some tomatoes on the spot market to meet specific customer requests and have certain fixed overhead costs associated with our tomato operations which impact the overall gross profit realized from tomato sales.  The gross profit percentage for consignment sales is dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers.

Prepared products

Fiscal 2022 vs. Fiscal 2021:

The increase in our Prepared products gross profit for the year ended October 31, 2022 was the result of increased gross profit for fresh-cut fruit and vegetables and prepared foods, partially offset by decreases in gross profit from guacamole products.

Fresh-cut fruit and vegetables and prepared foods products gross profit percentages for the year ended October 31, 2022 was 4.8%, compared to a loss of 0.9% for the same prior year period. The increase in gross profit for these products for the year ended October 31, 2022 was mainly due to increased sales prices and a reduction in distribution expenses, an improvement in product yield and labor productivity, and a reduction in costs related to the consolidation of operations in our Green Cove Springs, Florida facility into our Georgia facility.

Guacamole products gross profit percentage for the year ended October 31, 2022 was 5.7% compared to a gross profit of 17.6% for the prior year period. The decrease in guacamole products gross profit was due primarily to higher raw product fruit costs associated with the same supply constraints that drove whole avocado prices to historically high levels, which increased manufacturing costs. Any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profit for our Prepared segment.

Management has considered the impact of current operating results as well as expected future results and has concluded that there were no impairment indicators regarding intangible assets carried on the balance sheet as of October 31, 2022. Management will continue to evaluate the impact of operating results on these considerations in future quarters.

Fiscal 2021 vs. Fiscal 2020:

The decrease in our Prepared products gross profit for the year ended October 31, 2021 was the result of decreased gross profit for fresh-cut fruit and vegetables, prepared foods, and guacamole products.

Fresh-cut fruit and vegetables and prepared foods’ gross profit (loss) percentage for the year ended October 31, 2021 was (0.9)%, compared to 5.3% in the same prior year period. The declines in gross profit for the year ended October 31, 2021, was due to increased commodity costs, lack of availability of key commodities, lower supply and higher turnover of labor that increased overtime costs and decreased efficiencies. In addition, gross profit (loss) was negatively impacted by the decreased sales that resulted from the closure of our Midwest co-packing partner.

Our prepared avocado products gross profit percentage decreased to 16.9% of net sales, during the year ended October 31, 2021 compared to 27.8% during the prior year period. The decrease in our guacamole products’ gross profit percentage was due primarily to an increase in fruit input costs, in addition to higher manufacturing costs relating to an overall decrease in guacamole pounds produced. Any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Prepared segment.

We are experiencing operational challenges that impact our production facilities and our logistics network; the impact of higher prices for petroleum-based products, packaging materials and other commodities; and the availability of sufficient labor is increasing costs.

In response to the inflationary costs described above, we have implemented price increases and may implement additional price increases in the future.

In October 2021, we announced the closure of Prepared’s food processing operations at our Green Cove Springs (near Jacksonville), Florida facility, as part of our Project Uno profit improvement program. As of November 15, 2021, Prepared’s portion of our Green Cove facility had ceased operations. We wrote down $8.7 million of leasehold improvements, $0.1 million of equipment, and $0.6 million of inventory. We also paid $0.4 million in employee severance

Selling, General and Administrative

	2022	Change	2021	Change	2020

	(Dollars in thousands)
Selling, general and administrative	$65,698	16%	$56,679	(2)%	$57,952
Percentage of net sales	5.5%		5.4%		5.5%

Selling, general and administrative expenses of $65.7 million for the year ended October 31, 2022 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $9.0 million, or 16%, for the year ended October 31, 2022, when compared to the prior year period. This increase was primarily due to an increase in management restructuring costs that include recruiting fees and severance ($2.8 million), an increase in consulting services related to restructuring efforts ($2.0 million), an increase in our short-term incentive accrual ($1.4 million) and an increase in salaries primarily related to the investment in key personnel.

Selling, general and administrative expenses of $56.7 million for the year ended October 31, 2021 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses decreased by $1.3 million, or 2.2%, for the year ended October 31, 2021, when compared to the prior period. This decrease was primarily due to a decrease in salaries and benefit expense due to the eliminations of staff positions ($1.9 million), a decrease in broker commission ($0.9 million) and a decrease in stock based compensation due to prior year stock grants for certain management transition expenses ($0.5 million). Partially offsetting these decreases is an increase in professional service fees ($1.4 million), an increase in travel and entertainment ($0.5 million) and an increase in IT expenses ($0.4 million).

Loss from Unconsolidated Entities

	2022	Change	2021	Change	2020

	(Dollars in thousands)
Loss from unconsolidated entities	$(564)	(67)%	$(1,719)	(72)%	$(6,110)

Loss from unconsolidated entities includes our allocation of earnings or losses from our investments in FreshRealm and Don Memo. For the year ended October 31, 2022, 2021 and 2020, we recognized income (losses) of $(0.6) million, $(1.7) million and of $1.1 million, respectively, related to Don Memo. For the year ended October 31, 2020, we recognized $7.2 million of losses related to FreshRealm.

Interest Income

	2022	Change	2021	Change	2020

	(Dollars in thousands)
Interest income	$500	49%	$335	(83)%	$1,998
Percentage of net sales	0.0%		0.0%		0.0%

The increase in interest income in fiscal 2022 as compared to 2021 is primarily due to a bridge loan to one of our tomato growers. The decrease in interest income in fiscal 2021 as compared to fiscal 2020 is primarily due to the discontinuation of accruing interest for FreshRealm, which was effective August 1, 2020.

Interest Expense

	2022	Change	2021	Change	2020

	(Dollars in thousands)
Interest expense	$1,686	111%	$798	(9)%	$877
Percentage of net sales	0.1%		0.1%		0.1%

Interest expense is primarily generated from our line of credit borrowings with Farm Credit West, PCA (FCW) and Bank of America, N.A. (Bank of America). For fiscal 2022, as compared to fiscal 2021, the increase in interest expense was due to higher interest rates, as well as a higher average debt balance over the first half of the year. For fiscal 2021, as compared to fiscal 2020, the decrease in interest expense was primarily related to lower interest rates, offset by a higher average debt balance.

Other Income, Net

	2022	Change	2021	Change	2020

	(Dollars in thousands)
Other income, net	$1,017	0%	$1,016	84%	$553
Percentage of net sales	0.1%		0.1%		—%

Other income, net includes dividend income, as well as certain other transactions that are outside of the normal course of operations. During fiscal 2022, 2021 and 2020, we received $0.6 million, $0.5 million and $0.5 million, million as dividend income from Limoneira.

Income Taxes Benefit (Provision)

	2022	Change	2021	Change	2020

	(Dollars in thousands)
Income tax benefit (provision)	$(3,251)	(70)%	$(10,747)	(350)%	$4,292
Effective tax rate	97.0%		913.3%		23.7%

For fiscal 2022, we incurred return to provision discrete taxable items in the amount of $2.0 million. These discrete items were primarily related to rate differentials related to our carryback losses from prior years and the lack of deductibility of certain Mexican tax expenses. In addition, we recognized additional income tax provision expenses during fiscal 2022 related to the recording of additional valuation allowance and other permanent differences.

In June 2021, we paid $2.4 million related to the settlement of the 2011 Assessment (See Note 7 to our consolidated financial statements for further information). Of this amount, $1.5 million was included as a discrete item in income tax provision and $0.9 million related to value added taxes was included in expenses related to Mexican tax matters in the accompanying consolidated statement of operations.

In July 2021, based on our evaluation of the most probable outcomes of the 2013 Assessment, we recorded an accrual for uncertain tax positions of $11 million in the accompanying financials, as a discrete item in tax provision expense. An additional $0.6 million of related professional fees was also recorded as expenses related to the Mexican tax matters. See Note 7 to our consolidated financial statements for further information.

Our effective tax rate without the above discrete items was approximately 21.7% for the year ended October 31, 2022. Our effective tax rate for year ended October 31, 2021 was approximately 146.6%. The distortive effective tax rate for fiscal 2021 differs from that of prior fiscal periods primarily due to the impacts of one-time tax events including the 2011 and 2013 Mexico Assessments, tax rate arbitrage on carryback claims under the CARES Act, and near break-even pre-tax operations relative to prior fiscal periods. See Note 9 to our consolidated financial statements for further information.

Net loss attributable to noncontrolling interest

	2022	Change	2021	Change	2020

	(Dollars in thousands)
Net loss attributable to noncontrolling interest	$353	239%	$104	(52)%	$216
Percentage of net sales	0.0%		0.0%		0.0%

For fiscal years 2022, 2021 and 2020, the net losses attributable to noncontrolling interest is due to losses from Avocados de Jalisco.

Liquidity and Capital Resources

Operating activities for fiscal 2022, 2021 and 2020 provided cash flows of $50.1 million, $13.6 million and $28.9 million. Fiscal year 2022 operating cash flows reflect our net loss of $6.6 million, net increase of noncash charges (depreciation and amortization, stock-based compensation expense, provision for losses on accounts receivable, losses from unconsolidated entities, net losses on Limoneira shares, deferred taxes, loss on disposal of property, plant and equipment, loss on the reserve for FreshRealm, impairment related to Prepared’s Florida facility closure and gain on the sale of the Temecula packinghouse) of $29.1 million and a net increase from changes in the non-cash components of our working capital accounts of approximately $27.6 million.

Increases in operating cash flows caused by working capital changes include a decrease in accounts receivable of $19.9 million, a net increase in accounts payable, accrued expenses and other liabilities of $10.4 million, an increase in income taxes payable of $8.1 million, and a decrease in inventory of $1.8 million, partially offset by an increase in other assets of $5.0 million, an increase in advances to suppliers of $4.7 million, and a decrease in payable to growers of $2.8 million and an increase in prepaid expenses and other current assets of $0.1 million.

The decrease in our accounts receivable is due to improvements in our working capital practices and lower sales in October 2022 compared to the same prior year period. The increase in accounts payable, accrued expenses and other liabilities is primarily related to an increase in payables related to an increase in freight and other costs. The increase in income taxes payable is due to a combination of discrete tax items and income tax refunds in fiscal 2022. The decrease in our inventory as of October 31, 2022, when compared to the prior year period, is primarily due to a combination of lower inventory of Mexican avocados and prepared avocado products. The increase in other assets is primarily related to the increase in IVA receivable in fiscal 2022. The increase in advances to suppliers is mainly due to advances to our tomato growers for fiscal 2022 compared to the prior year period. The decrease in payable to growers is mostly due to lower sales prices for Mexican avocados in the month of October 2022 compared to October 2021.

Cash provided by investing activities was $8.0 million for fiscal year 2022. Cash used in investing activities was $9.6 million and $31.9 million for fiscal years 2021, and 2020. Fiscal year 2022 cash flows provided by investing activities includes the proceeds received on the sale of Limoneira stock of $18.5 million, partially offset by purchases of property, plant and equipment of $10.5 million.

Cash used in financing activities was $57.8 million, $5.2 million and $0.9 million for fiscal years 2022, 2021 and 2020. Cash used during fiscal year 2022 primarily relates to the net payment on our credit facilities totaling $36.5 million, payment of a $20.3 million dividend, payments on long-term obligations of $1.1 million and the payment of minimum withholding taxes on net share settlement of equity awards of $0.1 million, partially offset by proceeds received from a failed leaseback of $0.2 million.

Our principal sources of liquidity are cash generated from operations and amounts available for borrowing under our Credit Facility. Restricted cash, cash and cash equivalents as of October 31, 2022 and 2021 totaled $3.1 million and $2.9 million. Our working capital at October 31, 2022 was $23.7 million, compared to $38.0 million at October 31, 2021.

We believe that cash flows from operations, the available Credit Facility, and other sources will be sufficient to satisfy our future capital expenditures, working capital and other financing requirements for at least the next twelve months. We will continue to pursue grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel growth in each of our business segments. We have a revolving credit facility with Bank of America as administrative agent and Farm Credit West as joint lead arranger. Under the terms of this agreement, we may draw on funds for both working capital and long-term productive asset purchases. For our line of credit the weighted-average interest rate was 4.9% and 2.2% at October 31, 2022 and 2021. Under this Credit Facility, we had $1.2 million and $37.7 million outstanding as of October 31, 2022 and 2021. We have a $3.2 million letter of credit balance that reduces the amount of the credit facility available as of October 31, 2022.

As of October 31, 2021, we were out of compliance with the Fixed Charge Coverage Ratio (“FCCR”) covenant of our Credit Facility. In response to this event of default, we entered into the Fourth Amendment, Joinder, Limited Waiver and Limited Consent to Credit Agreement (the “Fourth Amendment”) on December 1, 2021. The principal terms of this Fourth Amendment are as follows:

●	CDM was added as a guarantor;
●	The interest rate was increased by 0.50%;
●	We pledged our Limoneira stock as collateral (in addition to the general business assets of the Company already securing the Credit Facility); and
●	A new financial covenant was added that tested minimum Consolidated EBITDA on a cumulative monthly basis for the period January 2022 through and including June 2022.

Simultaneous to the Fourth Amendment we entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”) for the principal purpose of replacing the LIBOR reference interest rate with the BSBY (Bloomberg Short-Term Bank Yield Index) Daily Floating Rate.

As of January 31, 2022, we were not in compliance with the cumulative monthly minimum Consolidated EBITDA covenant, and the Consolidated Leverage Ratio (CLR) covenant. On March 14, 2022, we entered into the Sixth Amendment, Limited Waiver, and Limited Consent (the “Sixth Amendment”), which amendment waived such non-compliance and included the following terms.

●	The interest rate was increased to BSBY plus 3.0%, until the first business day of the month after we certify that no default or event of default exists for the period ended July 31, 2022, at which point our interest rate would range between BSBY plus 1.25% to 1.75% based on our CLR;
●	The total facility was reduced from $100 million to $80 million.
●	Availability would be based on a borrowing base consisting of the sum of eligible accounts receivable (80%), eligible inventory (50%), and Limoneira shares (60%), less reserves including grower payables;
●	The FCCR covenant was amended (i) to 1.20 to 1.00 and (ii) to calculate monthly and cumulatively starting with the quarter ended April 30, 2022, which calculation converts to a quarterly calculation of trailing 12 month figures starting with the period ending October 31, 2022; and
●	The minimum Consolidated EBITDA covenant was amended to be a non-cumulative monthly test for the period from February 2022 through and including April 30, 2022.

On November 1, 2022, we entered into a Seventh Amendment to our Credit Facility with principal terms as follows:

●	The FCCR covenant, only for the period ending October 31, 2022, was modified to 1.00 to 1.00; and
●	We were permitted to declare cash dividends so long as (i) after giving effect to any such dividend a new Consolidated Dividend Adjusted Fixed Charge Coverage Ratio is not less than 1.20 to 1.00 and (ii) any such cash dividends are paid in the same fiscal quarter in which they are declared. Notwithstanding the foregoing restriction, we may declare and make a dividend payment in an amount not to exceed $5,200,000 on or before January 31, 2023.

As of October 31, 2022, we were in compliance with the financial covenants and approximately $29.9 million was available for borrowing, based on the borrowing base calculation discussed above. See Note 6 to the consolidated financial statements.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which amends and simplifies the accounting for income taxes by removing certain exceptions and providing new guidance to reduce complexity in certain aspects of the current guidance. This guidance was adopted by the Company during the first quarter of 2022 and did not impact the Company’s financial statements or related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2022.

(All amounts in thousands)	Expected maturity date October 31,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Assets
Restricted cash, cash and cash equivalents (1)	$3,134	$—	$—	$—	$—	$—	$3,134	$3,134
Accounts receivable (1)	59,016	—	—	—	—	—	59,016	59,016
Advances to suppliers (1)	12,430	—	—	—	—	—	12,430	12,430

Liabilities
Payable to growers (1)	$20,223	$—	$—	$—	$—	$—	$20,223	$20,223
Accounts payable (1)	10,436	—	—	—	—	—	10,436	10,436
Borrowings pursuant to credit facilities (1)	—	—	—	1,200	—	—	1,200	1,200

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy foreign cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Management does, however, evaluate this opportunity from time to time. Total foreign currency translation losses for fiscal years 2022, and 2020, net of gains, were $1.0 million and $1.0 million. Total foreign current translation gains for fiscal year 2021, net of losses, was $0.9 million.

Item 8. Financial Statements and Supplementary Data

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$2,060	$1,885
Restricted cash	1,074	970
Accounts receivable, net of allowances of $4,199 (2022) and $4,816 (2021)	59,016	78,866
Inventories	38,830	40,757
Prepaid expenses and other current assets	8,868	11,946
Advances to suppliers	12,430	6,693
Income taxes receivable	3,396	11,524
Total current assets	125,674	152,641
Property, plant, and equipment, net	113,310	118,280
Operating lease right-of-use assets	54,518	59,842
Investment in Limoneira Company	—	27,055
Investments in unconsolidated entities	3,782	4,346
Deferred income taxes	5,433	5,316
Goodwill	28,653	28,653
Intangibles, net	7,206	8,769
Other assets	47,170	40,500
	$385,746	$445,402
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$20,223	$23,033
Trade accounts payable	10,436	9,794
Accrued expenses	51,795	42,063
Dividend payable	—	20,330
Other current liabilities	11,000	11,000
Current portion of operating leases	6,925	6,817
Current portion of long-term obligations and finance leases	1,574	1,587
Total current liabilities	101,953	114,624
Long-term liabilities:
Borrowings pursuant to credit facilities, long-term	1,200	37,700
Long-term operating leases, less current portion	52,140	57,561
Long-term obligations and finance leases, less current portion	4,447	5,553
Other long-term liabilities	2,635	3,081
Total long-term liabilities	60,422	103,895
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,732 (2022) and 17,686 (2021) shares issued and outstanding)	18	18
Additional paid-in capital	171,223	168,133
Noncontrolling interest	1,015	1,368
Retained earnings	51,115	57,364
Total shareholders' equity	223,371	226,883
	$385,746	$445,402

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended October 31,

	2022	2021	2020

Net sales	$1,191,073	$1,055,830	$1,059,371
Cost of sales	1,117,228	998,405	969,473
Gross profit	73,845	57,425	89,898
Selling, general and administrative	65,698	56,679	57,952
Expenses related to Mexican tax matters	1,417	1,797	—
Impairment and charges related to Florida facility closure	959	9,162	—
Gain on sale of Temecula packinghouse	(216)	(216)	(216)
Operating income (loss)	5,987	(9,997)	32,162
Interest income	500	335	1,998
Interest expense	(1,686)	(798)	(877)
Other income, net	1,017	1,016	553
Recovery (loss) on reserve for FreshRealm note receivable and impairment of investment	—	6,130	(37,322)
Realized and unrealized net gain (loss) on Limoneira shares	(8,605)	3,858	(8,537)
Income (loss) before income taxes and loss from unconsolidated entities	(2,787)	544	(12,023)
Income tax benefit (provision)	(3,251)	(10,747)	4,292
Net loss from unconsolidated entities	(564)	(1,719)	(6,110)
Net loss	(6,602)	(11,922)	(13,841)
Add: Net loss attributable to noncontrolling interest	353	104	216
Net loss attributable to Calavo Growers, Inc.	$(6,249)	$(11,818)	$(13,625)

Calavo Growers, Inc.’s net loss per share:
Basic	$(0.35)	$(0.67)	$(0.78)
Diluted	$(0.35)	$(0.67)	$(0.78)

Number of shares used in per share computation:
Basic	17,663	17,621	17,564
Diluted	17,663	17,621	17,564

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2019	17,595	18	161,606	122,557	1,688	285,869
Exercise of stock options and income tax benefit	2	—	86	—	—	86
Stock compensation expense	—	—	4,487	—	—	4,487
Restricted stock issued	64	—	—	—	—	—
Payments of minimum withholding taxes on net share settlement of equity awards	—	—	(1,179)	—	—	(1,179)
Dividend declared to shareholders ($1.15 per share)	—	—	—	(20,343)	—	(20,343)
Cumulative effect adjustment on ASC 842 related to leases	—	—	—	923	—	923
Avocados de Jalisco noncontrolling interest	—	—	—	—	(216)	(216)
Net loss attributable to Calavo Growers, Inc	—	—	—	(13,625)	—	(13,625)
Balance, October 31, 2020	17,661	18	165,000	89,512	1,472	256,002
Exercise of stock options and income tax benefit	2	—	47	—	—	47
Stock compensation expense	—	—	3,950	—	—	3,950
Restricted stock issued	23	—	—	—	—	—
Payments of minimum withholding taxes on net share settlement of equity awards	—	—	(864)	—	—	(864)
Dividend declared to shareholders ($1.15 per share)	—	—	—	(20,330)	—	(20,330)
Avocados de Jalisco noncontrolling interest	—	—	—	—	(104)	(104)
Net loss attributable to Calavo Growers, Inc.	—	—	—	(11,818)	—	(11,818)
Balance, October 31, 2021	17,686	18	168,133	57,364	1,368	226,883
Exercise of stock options and income tax benefit	2	—	47	—	—	47
Stock compensation expense	—	—	3,139	—	—	3,139
Restricted stock issued	44	—	—	—	—	—
Payments of minimum withholding taxes on net share settlement of equity awards	—	—	(96)	—	—	(96)
Avocados de Jalisco noncontrolling interest	—	—	—	—	(353)	(353)
Net loss attributable to Calavo Growers, Inc.	—	—	—	(6,249)	—	(6,249)
Balance, October 31, 2022	17,732	$18	$171,223	$51,115	$1,015	$223,371

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

(in thousands)

	Year Ended October 31,
	2022	2021	2020

Cash Flows from Operating Activities:
Net loss	$(6,602)	$(11,922)	$(13,841)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,589	17,571	16,093
Non-cash operating lease expense	20	83	176
Provision for losses on accounts receivable	—	—	22
Net loss from unconsolidated entities	564	1,719	6,110
Realized and unrealized net loss (gain) on Limoneira shares	8,605	(3,858)	8,537
Impairment and non-cash charges related to closure of Florida facility	317	9,748	—
Recovery from reserve for FreshRealm note receivable and impairment of investment	—	(6,130)	37,322
Interest income on notes to FreshRealm	—	—	(1,732)
Stock-based compensation expense	3,139	3,950	4,487
Gain on sale of Temecula packinghouse	(216)	(216)	(216)
Loss (gain) on disposal of property, plant, and equipment	186	(170)	32
Deferred income taxes	(117)	(2,526)	(1,930)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	19,850	(15,024)	1,859
Inventories	1,837	412	(4,206)
Prepaid expenses and other current assets	(147)	3,567	(782)
Advances to suppliers	(4,677)	(1,632)	3,077
Income taxes receivable/payable	8,128	(933)	(8,115)
Other assets	(4,961)	(7,831)	(1,871)
Payable to growers	(2,809)	11,687	(2,117)
Trade accounts payable, accrued expenses and other liabilities	10,527	15,077	(14,027)
Net cash provided by operating activities	50,233	13,572	28,878
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(9,769)	(11,438)	(11,343)
Acquisition of SFFI, net of cash acquired of $623	—	—	(18,396)
Investment in unconsolidated entities	—	—	(1,477)
Loan to Agricola Belher	—	(3,500)	—
Proceeds received from Limoneira stock sales	18,450	—	—
Proceeds received from FreshRealm Separation Agreement recovery	—	6,000	—
Proceeds received on repayment of infrastructure loan	—	900	—
Infrastructure advance to tomato growers	—	(1,326)	(715)
Net cash provided by (used in) investing activities	8,681	(9,364)	(31,931)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(20,330)	(20,343)	(19,354)
Proceeds from revolving credit facility	267,200	334,850	236,500
Payments on revolving credit facility	(303,700)	(317,700)	(215,950)
Payments of minimum withholding taxes on net share settlement of equity awards	(96)	(864)	(1,179)
Proceeds from sale leaseback	240	—	—
Payments on long-term obligations and finance leases	(1,996)	(1,398)	(968)
Proceeds from stock option exercises	47	47	86
Net cash used in financing activities	(58,635)	(5,408)	(865)
Net increase (decrease) in cash, cash equivalents and restricted cash	279	(1,200)	(3,918)
Cash, cash equivalents and restricted cash, beginning of period	2,855	4,055	7,973
Cash, cash equivalents and restricted cash, end of period	$3,134	$2,855	$4,055
Supplemental Information:
Cash paid during the year for:
Interest	$1,482	$687	$878
Income taxes	$2,601	$3,047	$5,470

Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$611	$1,430	$529
Settlement of Agricola Belher infrastructure advance offset against payable to growers	$1,060	$—	$2,761
Property, plant, and equipment included in trade accounts payable and accrued expenses	$160	$312	$568

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the business

Business

Calavo Growers, Inc. (referred to in this report as “Calavo”, the “Company”, “we’, “us” or “our”), is a global leader in the avocado industry and a provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocado products, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers on a worldwide basis. We procure avocados from California, Mexico and other growing regions around the world. Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) create, process and package a portfolio of healthy fresh foods including fresh-cut fruit and vegetables, and prepared foods including sandwiches, salads, parfaits and ready-to-eat snack items among other products and (iii) process and package guacamole and salsa. We distribute our products both domestically and internationally and beginning in the third quarter of fiscal 2022 we report our operations in two different business segments: Grown and Prepared.

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the U.S.

Our consolidated financial statements include the accounts of Calavo Growers, Inc. and our wholly owned subsidiaries, Calavo de Mexico S.A. de C.V. (Calavo de Mexico), Calavo Growers de Mexico, S. de R.L. de C.V. ( Calavo Growers de Mexico), Maui Fresh International, Inc. (Maui), Hawaiian Sweet, Inc. (HS), CW Hawaii Pride, LLC (HP), Calavo Salsa Lisa, LLC (CSL), Renaissance Food Group, LLC (RFG), and Avocados de Jalisco, S.A.P.I. de C.V. (Avocados de Jalisco), in which we have an 83% ownership interest. All intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted Cash

We have $1.0 million in restricted cash in our subsidiary Calavo de Mexico. This cash is restricted due to the 2013 tax assessment. In November 2022, this restriction was lifted. See Note 7.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of non-trade receivables, infrastructure advances and prepaid expenses. Non-trade receivables were $4.8 million and $5.3 million at October 31, 2022 and 2021.  Included in non-trade receivables are $1.8 million and $1.7 million related to the current portion of non-CDM Mexican IVA (i.e. value-added) taxes at October 31, 2022 and 2021 (See Note 15). Infrastructure advances are discussed below. Prepaid expenses totaling $3.1 million and $3.7 million at October 31, 2022 and 2021, are primarily for insurance, rent and other items.

Accounts Receivable

Trade accounts receivable are reported at amounts due from customers, net of an allowance for doubtful accounts and customer deductions accounted for as variable consideration. The Company performs credit evaluations of customers and evaluates the need for allowances for potential credit losses based on historical experience, as well as current and expected general economic conditions.

The total allowance for estimated uncollectable accounts receivable balances and customer deductions were $4.2 million and $4.8 million as of October 31, 2022 and 2021.

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

Goodwill and Acquired Intangible Assets

Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. We perform an assessment of goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To the extent the carrying amount of the reporting unit’s allocated goodwill exceeds the unit’s fair value, we recognize an impairment of goodwill for the excess up to the amount of goodwill of that reporting unit.

As a result of the Company's operating segment realignment, the composition of its reporting units for the evaluation of goodwill impairment was changed. RFG reporting unit goodwill is now included within the Prepared reporting unit. Therefore, the goodwill of $24.7 million, which was previously recorded within the RFG reporting unit, is now within our Prepared segment and $4.0 million which was previously within the Fresh reporting unit, is now within our Grown segment. Prior to the change in its reporting unit, the Company tested goodwill for impairment at the previous reporting unit, which did not result in any impairment charge.

In fiscal 2022 and 2021, the Company’s estimated fair value significantly exceeded its carrying value. The fair value of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded. The Company concluded based on its quantitative assessment that no goodwill impairment existed in the fiscal years ended October 31, 2022 and 2021. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units which includes forecasted cash flow. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.

Long-lived Assets

Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. For fiscal years 2022 and 2021, we performed our annual assessment of long-lived assets and determined that no impairment existed as of October 31, 2022 and 2021, except as it related to the Florida plant as disclosed in Note 18.

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

In December 2014, Calavo formed a wholly owned subsidiary Calavo Growers De Mexico, S. de R.L. de C.V. (Calavo Sub).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de C.V., (Belo) a Mexican company owned by Agricola Belher, and Agricola Don Memo, S.A. de C.V. (Don Memo). Don Memo, a Mexican corporation formed in July 2013, is engaged in the business of owning and improving land in Jalisco, Mexico for the growing of tomatoes and other produce and the sale and distribution of tomatoes and other produce. Belo and Calavo Sub have an equal one-half ownership interest in Don Memo. Pursuant to a management service agreement, Belo, through its officers and employees, shall have day-to-day power and authority to manage the operations. This investment contribution represent Calavo Sub’s 50% ownership in Don Memo, which is included in investment in unconsolidated entities on our balance sheet. We use the equity method to account for this investment. As of October 31, 2022 and 2021, we have an investment of $3.8 million and $4.3 million in Don Memo.

Marketable Securities

Our marketable securities consist of our investment in Limoneira Company (Limoneira) stock. These securities are considered available for sale securities based on management’s intent with respect to such securities and are carried at fair value as determined from quoted market prices.

On October 27, 2022, we sold 1,677,299 shares of Limoneira common stock for gross proceeds of approximately $18.5 million. The net proceeds thereof after payment of commissions and expenses was used by the Company to pay down borrowings on its credit facility with Bank of America, as administrative agent, and the other lenders thereto. Contemporaneously with such sale, Bank of America, as administrative agent, released its lien on such shares in accordance with terms of the Credit Facility and the related loan documents. For year ended October 31, 2022, we recorded a loss of $8.6 million in our consolidated statements of operations.

Limoneira’s stock price at October 31, 2021, and 2020 equaled $16.13 per share, and $13.83 per share. Our shares of Limoneira stock, totaling 1,677,299, were revalued to $16.13 per share at October 31, 2021 as a result, we recorded a gain of $3.9 million and a loss of $8.5 million for the year ended October 31, 2021 and 2020 in our consolidated statements of operations.

Advances to Suppliers

We advance funds to third-party growers primarily in Mexico for various farming needs. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. We continuously evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance. No such allowance was required at October 31, 2022 and 2021.

Pursuant to our distribution agreement, which was amended in fiscal 2011, with Agricola Belher (Belher) of Mexico, a producer of fresh vegetables, primarily tomatoes, for export to the U.S. market, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our Company, primarily our Arizona facility. In exchange, we agreed to sell and distribute such tomatoes, make advances to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. These advances will be collected through settlements by the end of each year. For fiscal 2022 and 2021, we agreed to advance $4.5 million and $4.5 million for preseason advances. As of October 31, 2022 and 2021, we have total advances of $4.5 million and $4.5 million to Belher pursuant to this agreement, which is recorded in advances to suppliers.

Similar to Belher, we make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from such tomato sales to Don Memo, net of our commission and aforementioned advances. As of October 31, 2022 and 2021, we have total advances of $7.0 million and $4.2 million to Don Memo, which is recorded in advances to suppliers, offset by tomato liabilities from the sales of tomatoes per the tomato marketing agreement.

We have entered into a distribution agreement with a new tomato grower Exportadora Silvalber (Silvalber). We made $1.4 million in advances for operating purposes, similar to Belher and Don Memo, as of October 31,2022. Advances to suppliers are offset by tomato liabilities from the sales of tomatoes per the tomato marketing agreement.

Infrastructure Advances

Pursuant to our infrastructure agreements, we make advances to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned/controlled by Belher and Don Memo, as well as packing line equipment.

In October 2020, we entered into an infrastructure loan agreement with Don Memo for $2.4 million secured by Don Memo’s property and equipment. This infrastructure loan accrues interest at 7.25%. In October 2020, we advanced $0.7 million related to this loan agreement. We advanced an additional $0.7 million, and $0.6 million in the first, and second quarters of fiscal 2021, for a total outstanding balance at October 31, 2021 of $2.0 million ($0.4 million is included in prepaids and other currents assets and $1.6 million in other assets). As of October 31, 2022, we have a total outstanding balance at October 31, 2022 of $1.6 million ($0.4 million is included in prepaids and other current assets and $1.2 million in other assets).

In August 2018, we entered into an amended infrastructure loan agreement with Belher and advanced $3.0 million. This amount shall be paid back in annual installments of $0.6 million through June 2023, and accrues interest at Libor plus 10%. Loans prior to this amended agreement accrued interest at Libor plus 3.0%. In August 2020, we have agreed to amend the terms of this agreement to lower the interest rate to 7.25% and changed the repayment terms to two years ($0.9 million per year). This portion of the infrastructure loan has been paid in full as of October 31, 2022, of which $0.2 million was offset against the grower payable due to Belher.

In July 2021, we made a bridge loan of $3.5 million to Belher. This loan is secured by certain farmland in Mexico and accrues interest at 10%. In the first quarter of fiscal 2022, this loan was amended to be due with installments of $0.9 million on July 31, 2022, $0.9 million on July 31, 2023 and $1.7 million on July 31, 2024. As part of this amended loan agreement, we can withhold payments on both the infrastructure advances and the bridge loan through the netting against the grower payable due to Belher. For the year ended October 31, 2022, we withheld $0.9 million from payments to Belher to offset the bridge loan repayments. The remaining bridge loan has been recorded as $0.9 million in prepaid expenses and other current assets and $1.7 million in other assets.

Accrued Expenses

Included in accrued expenses are liabilities related to the receipt of goods and/or services for which an invoice has not yet been received. These totaled approximately $28.7 million and $32.6 million for the year ended October 31, 2022 and 2021.

Revenue Recognition

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of net consideration expected to be received in exchange for transferring products. Revenue from product sales is governed primarily by customer pricing and related purchase orders (“contracts”) which specify shipping terms and certain aspects of the transaction price including variable considerations such as rebates, discounts and other sales incentives. Contracts are at standalone pricing. The performance obligation in these contracts is determined by each of the individual purchase orders and the respective stated quantities, with revenue being recognized at a point in time when obligations under the terms of the agreement are satisfied. This generally occurs with the transfer of control of our products to the customer and the product is delivered. The Company's customers have an implicit and explicit right to return non-conforming products. A provision for payment discounts and product return allowances, which is estimated, is recorded as a reduction of sales in the same period that the revenue is recognized.

Sales Incentives and Other Promotional Programs

The Company routinely offers sales incentives and discounts through various regional and national programs to our customers and consumers. These programs include product discounts or allowances, product rebates, product returns, one-time or ongoing trade-promotion programs with customers and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. The costs associated with these activities are accounted for as reductions to the transaction price of the Company’s products and are, therefore, recorded as reductions to gross sales at the time of sale. The Company bases its estimates of incentive costs on historical trend experience with similar programs, actual incentive terms per customer contractual obligations and expected levels of performance of trade promotions, utilizing customer and sales organization inputs. The Company maintains liabilities at the end of each period for the estimated incentive costs incurred but unpaid for these programs. Differences between estimated and actual incentive costs are generally not material and are recognized in earnings in the period such differences are determined. Reserves for product returns, accrued rebates and promotional accruals are included in the consolidated balance sheets as part of accounts receivable or accrued expenses.

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

Customers

We sell to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesale customers. Our top ten customers accounted for approximately 59%, 58% and 56% of our consolidated net sales in fiscal years 2022, 2021 and 2020. Sales to our largest customer, Kroger (including its affiliates), represented approximately 15%, 16%, and 18% of net sales in each of fiscal years 2022, 2021, and 2020. Trader Joes, represented approximately 11% of net sales in fiscal year 2022. Additionally, Wal-Mart (including its affiliates) represented approximately 10%, 11% and 12% of net sales in fiscal years 2022, 2021 and 2020. No other single customer accounted for more than 10% of our net sales in any of the last three fiscal years.

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

In July 2021, FreshRealm paid Calavo the Loan Payoff Amount per the Separation Agreements with FreshRealm (See Note 16) of $6.0 million, and we recorded the receipt as a recovery of the reserve for collectability of the FreshRealm note receivable on the statement of operations. Therefore, the notes receivable mentioned above, have been deemed paid in full.

Consignment Arrangements

We frequently enter into consignment arrangements with avocado and tomato growers and packers located outside of the U.S. and growers of certain perishable products in the U.S. Although we generally do not take legal title to these avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. Amounts recorded for each of the fiscal years ended October 31, 2022, 2021 and 2020 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2022	2021	2020

Sales	$59,748	$52,287	$64,922
Cost of Sales	53,238	45,945	57,554
Gross Profit	$6,510	$6,342	$7,368

Advertising Expense

Advertising costs are expensed when incurred and are generally included as a component of selling, general and administrative expense. Such costs were approximately $0.6 million, $0.4 million and $0.4 million for fiscal years 2022, 2021, and 2020.

Research and Development

Research and development costs are expensed as incurred and are generally included as a component of selling, general and administrative expense. Total research and development costs for fiscal year 2022, 2021 and 2020 was approximately $0.1 million, $0.3 million and $0.7 million.

Restructuring Costs

For the year ended October 31, 2022 and 2021, we recorded $2.8 million and $0.9 million of consulting expenses (included in selling, general and administrative expenses) related to an enterprise-wide strategic business review conducted for the purpose of restructuring to improve the profitability of the organization and efficiency of our operations. We also recorded $2.0 million and $0.6 million for the years ended October 31, 2022 and 2021, respectively, of management recruiting and severance costs related to this restructuring initiative.

Other Income

Included in other income is dividend income totaling $0.8 million, $0.6 million, and $0.6 million for fiscal years 2022, 2021 and 2020. See Note 8 for related party disclosure related to other income.

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

Basic and Diluted Net Loss per Share

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

Basic and diluted net loss per share is calculated as follows (U.S. dollars in thousands, except per share data):

	Year ended October 31,
	2022	2021	2020
Numerator:
Net loss attributable to Calavo Growers, Inc.	$(6,249)	$(11,818)	$(13,625)
Denominator:
Weighted average shares – Basic	17,663	17,621	17,564
Effect of dilutive securities – Restricted stock/units/options (1)	—	—	—
Weighted average shares – Diluted	17,663	17,621	17,564
Net loss per share attributable to Calavo Growers, Inc:
Basic	$(0.35)	$(0.67)	$(0.78)
Diluted	$(0.35)	$(0.67)	$(0.78)

(1)	For the year ended October 31, 2022, 2021 and 2020, approximately 82,000 shares, 42,000 shares, and 55,000 shares of common stock equivalents were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive since the Company reported a net loss.

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

For the years ended October 31, 2022, 2021 and 2020, we recognized compensation expense of $3.1 million, $4.0 million, and $4.5 million related to stock-based compensation (See Note 12). The value of the stock-based compensation was determined from quoted market prices at the date of the grant.

Foreign Currency Translation and Remeasurement

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries is the United States dollar. As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements are included in income. Gains and losses resulting from foreign currency transactions are also recognized in income. Total foreign currency translation gains for fiscal 2021, net of losses, was $0.9 million. Total foreign currency translation losses for fiscal 2022 and 2020, net of gains, were $1.0 million for each year.

Fair Value of Financial Instruments

We believe that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets. Due to current market rates, we believe that our fixed-rate long-term obligations and finance leases have nearly the same fair value and carrying value of approximately $6.0 million and $7.1 million as of October 31, 2022 and 2021.

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

Noncontrolling Interest

The following tables reconcile shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Year ended	Year ended
Avocados de Jalisco noncontrolling interest	October 31, 2022	October 31, 2021

Noncontrolling interest, beginning	$1,368	$1,472
Net loss attributable to noncontrolling interest of Avocados de Jalisco	(353)	(104)
Noncontrolling interest, ending	$1,015	$1,368

3. Inventories

Inventories consist of the following (in thousands):

	October 31,
	2022	2021

Fresh fruit	$16,938	$17,648
Packing supplies and ingredients	14,176	13,088
Finished prepared foods	7,716	10,021
Total	$38,830	$40,757

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

On October 18, 2021, the Company announced the closure of Prepared’s food processing operations at its Green Cove Springs (near Jacksonville), Florida facility, as part of its Project Uno profit improvement program. As of November 15, 2021, Prepared’s portion of the Green Cove facility has ceased operations. The Company’s Grown avocado operations at this facility will continue in operation and are not affected. We wrote down inventory related to this closure of $0.6 million as of October 31, 2021. See Note 18 for further information.

4. Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2022	2021

Land	$11,008	$11,008
Buildings and improvements	45,733	46,133
Leasehold improvements	19,030	25,114
Equipment	121,441	115,942
Information systems - hardware and software	11,920	11,598
Construction in progress	8,307	5,802
	217,439	215,597
Less accumulated depreciation and amortization	(104,129)	(97,317)
	$113,310	$118,280

Depreciation expense was $15.0 million, $14.5 million and $13.9 million for fiscal years 2022, 2021, and 2020. Included in property, plant, and equipment are finance leases. Amortization of finance leases was $1.8 million, $1.8 million and $1.0 million for fiscal years 2022, 2021, and 2020.

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

On October 18, 2021, the Company announced the closure of Prepared’s food processing operations at its Green Cove Springs (near Jacksonville), Florida facility, as part of its Project Uno profit improvement program. As of November 15, 2021, Prepared’s portion of the Green Cove facility has ceased operations. The Company’s Grown avocado operations at this facility will continue in operation and are not affected.

The closure resulted in a reduction of 140 employees, impairment of leasehold improvements, writedowns of inventory and other assets, and certain cash expenditures for the relocation of machinery and equipment and the closure of the leased facilities. See Note 18 for further information.

5. Other Assets and Intangibles

Other assets consist of the following (in thousands):

	October 31,	October 31,
	2022	2021
Mexican IVA (i.e. value-added) taxes receivable	$43,625	$37,493
Infrastructure advances to Agricola Belher	1,241	1,641
Bridge loan to Agricola Belher	1,700	—
Other	604	1,366
Total	$47,170	$40,500

The intangible assets consist of the following (in thousands):

		October 31, 2022			October 31, 2021
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	8 years	$17,340	$(11,373)	$5,967	$17,340	$(9,989)	$7,351
Trade names	8 years	4,060	(3,100)	960	4,060	(2,980)	1,080
Trade secrets/recipes	9 years	630	(626)	4	630	(567)	63
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$22,305	$(15,099)	$7,206	$22,305	$(13,536)	$8,769

We recorded amortization expense of approximately $1.6 million, $1.6 million, and $1.1 million for fiscal years 2022, 2021, and 2020. We anticipate recording amortization expense of approximately $1.6 million for fiscal year 2023, $1.5 million for each fiscal years 2024 through 2025 and $2.4 million thereafter.

6. Revolving Credit Facilities

We have a revolving credit facility (the “Credit Facility”) with Bank of America, N.A. (Bank of America) as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West (FCW), as joint lead arranger.

Borrowings under the Credit Facility are at the Company’s discretion at a BSBY (Bloomberg Short-Term Bank Yield Index) Daily Floating Rate plus applicable margin or a base rate loan plus applicable margin. The applicable margin is based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Facility) and can range from 1.25% to 1.75% for BSBY loans and 0.25% to 0.75% for Base Rate Loans. The Credit Facility also includes a commitment fee on the unused commitment amount at a rate per annum of 0.15%.

The Credit Facility contains customary affirmative and negative covenants for agreements of this type, including the following financial covenants applicable to the Company and its subsidiaries on a consolidated basis: (a) a quarterly consolidated leverage ratio of not more than 2.50 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.20 to 1.00.

The Credit Facility also contains customary events of default. If any event of default occurs and is continuing, Bank of America may take the following actions: (a) declare the commitment of each lender to make loans and any obligation of the Issuer to make credit extensions to be terminated; (b) declare the unpaid principal amount of all outstanding loans, all interest, and all other amounts to be immediately due and payable; (c) require that Calavo cash collateralize the obligations; and (d) exercise on behalf of itself, the lenders and the letter of credit issuers under the Credit Facility all rights and remedies available to it.

On January 29, 2021, we entered into the Third Amendment to our Credit Facility, which amendment, among other things, provides for a five-year extension of the maturity date to January 29, 2026, a $20 million increase in the revolving commitment to $100 million (from $80 million) (for a total facility size of $150 million if the $50 million accordion is exercised, up from a total size of $130 million), and a 25 basis point increase in the interest rate.

On December 1, 2021, we entered into the Fourth and Fifth Amendments to our Credit Facility, which amendments, among other terms, added CDM as a guarantor, increased the interest rate by 50 basis points required that we pledge our Limoneira shares as collateral (in addition to the general business assets of the Company already securing the Credit Facility), added a new financial covenant testing the minimum Consolidated EBITDA on a cumulative monthly basis for the period January 2022 through and including June 2022, and replaced LIBOR as the reference interest rate with the BSBY Daily Floating Rate.

As of January 31, 2022, the Company was not in compliance with the cumulative monthly minimum Consolidated EBITDA covenant, and the Consolidated Leverage Ratio (CLR) covenants. On March 14, 2022, we entered into the

Sixth Amendment to our Credit Facility, which amendment waived such non-compliance and included the following terms:

●	The interest rate was increased to BSBY plus 3.0%, until the first business day of the month after we certify that no default or event of default exists for the period ended July 31, 2022, after which point the interest rate would range between BSBY plus 1.25% to 1.75% based on our CLR.
●	The total facility size was reduced from $100 million to $80 million
●	Availability would be based on a borrowing base consisting of the sum of eligible accounts receivable (80%), eligible inventory (50%), and Limoneira shares (60%), less reserves including grower payables; and
●	The FCCR covenant was amended (i) to 1.20 to 1.00 and (ii) to calculate monthly and cumulatively starting with the quarter ended April 30, 2022, which calculation converts to a quarterly calculation of trailing 12 month figures starting with the period ending October 31, 2022.

On November 1, 2022, we entered into a Seventh Amendment to our Credit Facility with principal terms as follows:

●	The FCCR covenant, only for the period ending October 31, 2022, was modified to 1.00 to 1.00; and
●	We were permitted to declare cash dividends so long as (i) after giving effect to any such dividend a new Consolidated Dividend Adjusted Fixed Charge Coverage Ratio is not less than 1.20 to 1.00 and (ii) any such cash dividends are paid in the same fiscal quarter in which they are declared. Notwithstanding the foregoing restriction, we may declare and make a dividend payment in an amount not to exceed $5,200,000 on or before January 31, 2023.

As of October 31, 2022, we were in compliance with the financial covenants, and we expect to remain in compliance. As of October 31, 2022, approximately $29.9 million was available for borrowing, based on our borrowing base calculation discussed above. We have a letter of credit balance of $3.2 million as of October 31, 2022, that lowers the amount available per our Credit Facility.

The weighted-average interest rate under the Credit Facility was 4.9% and 2.2% at October 31, 2022 and 2021, respectively.  Under the Credit Facility, we had $1.2 million and $37.7 million outstanding as of October 31, 2022 and 2021, and had standby letters-of-credit of $3.2 million and $2.5 million as of October 31, 2022 and 2021.  In accordance with the extended due date, the outstanding balance of the Credit Facility has been classified as long-term in the accompanying consolidated balance sheet as of October 31, 2022.

7. Commitments and Contingencies

Commitments and guarantees

We lease facilities and certain equipment under non-cancelable leases expiring at various dates through 2031. We are committed to make minimum cash payments under these agreements as of October 31, 2022. See Note 17 for additional details on the type of lease agreements.

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

2013 Assessment

In January 2017, we received preliminary observations from the Servicio de Administracion Tributaria in Mexico (the “Mexican Tax Administrative Service” or “SAT”) related to an audit for fiscal year 2013 outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and IVA. We provided a written rebuttal to these preliminary observations during our second fiscal quarter of 2017. During the period from our third fiscal quarter of 2017 through our third fiscal quarter of 2018.

As a result, in July 2018, the SAT’s local office in Uruapan issued to Calavo de Mexico (“CDM”) a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approximately $131.3 million USD at October 31, 2022) related to income tax, flat rate business tax, and value added tax, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of October 31, 2022 to the amount of $3.08 billion Mexican pesos (approximately $151.5 million USD).  Additionally, the tax authorities have determined that we owe our employees profit-sharing liability, totaling approximately $118 million Mexican pesos (approximately $6.0 million USD at October 31, 2022). In August 2018, we filed an Administrative Appeal on the 2013 Assessment, appealing our case to the SAT’s central legal department in Michoacan.

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

On February 25, 2022, we filed an injunction to challenge the SAT’s response issued to the Reconsideration. This would allow time to continue the discussions with SAT at the administrative level and would give SAT the legal basis to issue a new resolution. This injunction suit represents a further opportunity for a Court of Law to analyze this matter from a constitutional perspective.

The injunction suit was admitted for analysis by the District Court, however, SAT filed a complaint (queja) against the ruling allowing CDM to file an extension of the injunction suit. This complaint was filed by SAT to challenge the admission and analysis of the injunction suit; this complaint was decided by the Circuit Courts in October against the SAT complaint and the court will start the analysis of injunction in the following months.

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

On April 27, 2022, the SAT provided a Positive Compliance Opinion to CDM, and consequently the Tax Authority renewed the VAT Certification to CDM. These two resolutions signal a positive development on the Tax controversies in Mexico.

On October 10, 2022, the Tax Court ruled in favor of CDM granting the definitive suspension, accepting the Administrative Guaranty and forcing the SAT to remove all liens placed on CDM fixed assets and bank accounts. These liens were removed in November 2022. The Court also recognized that the $3.1 billion pesos assessment exceeds the economic capacity of CDM.

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Annulment Suit in the Tax Court, and we have had court rulings in favor of CDM, we also believe that it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT to agree to reach a settlement. In accordance with our cumulative probability analysis on uncertain tax positions, our recent settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we recorded a provision of $11 million USD in the third quarter of fiscal 2021, as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We believe that this provision remains appropriate as of October 31, 2022 based on our cumulative probability analysis. We incurred $1.4 million of related professional fees for the year ended October 31, 2022, which have been recorded in Expenses related to Mexican Tax matters.

Litigation

From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

8. Related-Party Transactions

Board of Directors

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. During the years ended October 31, 2022, 2021, and 2020, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $7.5 million, $17.8 million and $18.0 million. We did not have any amounts due to Board members as of October 31, 2022 and 2021.

Limoneira

During fiscal years 2022, 2021, and 2020, we received $0.6 million, $0.5 million and $0.5 million as dividend income from Limoneira. In addition, we lease office space from Limoneira for our corporate office. Rent to Limoneira amounted to approximately $0.3 million for fiscal years 2022, 2021, and 2020. Harold Edwards, who resigned as a member of our Board of Directors in February 2022, is the Chief Executive Officer of Limoneira Company. In February 2022, Limoneira ended its marketing agreement with Calavo.

On October 27, 2022, we sold our entire investment of 1,677,299 shares of Limoneira common stock for gross proceeds of approximately $18.5 million. The net proceeds thereof after payment of commissions and expenses was used by the Company to pay down borrowings on its credit facility with Bank of America, as administrative agent, and the other lenders thereto. Contemporaneously with such sale, Bank of America, as administrative agent, released its lien on such shares in accordance with terms of the Credit Facility and the related loan documents. For the year ended October 31, 2022, 2021 and 2020, we recorded losses of $8.6 million, income of $3.9 million, and losses of $8.5 million in realized and unrealized net gain (loss) on Limoneira shares.

Agricola Don Memo, S.A. de C.V. (“Don Memo”)

In December 2014, Calavo formed a wholly owned subsidiary Calavo Growers De Mexico, S. de R.L. de C.V. (Calavo Sub).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Belo a Mexican company owned by Agricola Belher, and formed Agricola Don Memo, S.A. de C.V. Belo and Calavo Sub have an equal one-half ownership interest in Don Memo in exchange for $2 million each. Pursuant to a management service agreement, Belo, through its officers and employees, has day-to-day power and authority to manage the operations. Therefore, Don Memo is accounted for on the equity method as an unconsolidated entity. Belo is entitled to a management fee, as defined, which is payable annually in July of each year. Additionally, Calavo Sub is entitled to commission, for the sale of produce in Mexico, U.S., Canada, and any other overseas market.

As of October 31, 2022, 2021 and 2020, we have an investment of $3.8 million, $4.3 million and $6.1 million, representing Calavo Sub’s 50% ownership in Don Memo, which is included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. For the year ended October 31, 2022, we advanced an additional $2.8 million of preseason advances to Don Memo. As of October 31, 2022, 2021 and 2020, we had outstanding advances of $7.0 million, $4.2 million and $2.4 million to Don Memo. As of October 31, 2022, 2021 and 2020, we had a tomato liability of $1.9 million, $3.0 million and $1.8 million to Don Memo. During the year ended October 31, 2022, 2021 and 2020 we purchased $13.7 million, $14.7 million and $15.8 million of tomatoes from Don Memo pursuant to our consignment agreement.

In October 2020, we entered into an infrastructure loan agreement with Don Memo for up to $2.4 million secured by certain property and equipment of Don Memo. This infrastructure loan accrues interest at 7.25%. The total outstanding balance related to this infrastructure loan agreement at October 31, 2022 was $1.6 million ($0.4 million is included in prepaids and other current assets and $1.2 million in other assets). The total outstanding balance related to this infrastructure loan agreement at October 31, 2021 was $2.0 million ($0.4 million is included in prepaids and other current assets and $1.6 million in other assets). This infrastructure loan agreement will mature in fiscal 2024.

Belher

We had grower advances due from Belher of $4.5 million, $4.5 million and $4.5 million as of October 31, 2022, 2021 and 2020. In August 2018, we entered into an amended infrastructure agreement with Belher and advanced $3.0 million. This amount was to be paid back annually at $0.6 million through June 2023, and accrue interest of LIBOR plus 10%. In August 2020, we have amended this agreement to lower the interest rate to 7.25% and change the repayment terms to two years ($0.9 million per year). We had infrastructure advances due from Belher of $0.9 million, and $1.8 million as of October 31, 2021 and 2020. This infrastructure advance was paid in full during fiscal 2022, through the netting against the grower payable to Belher (see below).

In July 2021, we made a bridge loan of $3.5 million to Belher. This loan is secured by certain farmland in Mexico and accrues interest at 10%. In the first quarter of fiscal 2022, this loan was amended to be due with installments of $0.9 million on July 31, 2022, $0.9 million on July 31, 2023 and $1.7 million on July 31, 2024. As part of this amended loan agreement, we can withhold payments on both the infrastructure advances and the bridge loan through the netting against the grower payable due to Belher. For the year ended October 31, 2022, we withheld $1.1 million from payments to Belher to offset the bridge loan repayments. The remaining bridge loan has been recorded as $0.9 million in prepaid expenses and other current assets and $1.7 million in other assets. During the year ended October 31, 2022, 2021 and 2020, we purchased $19.4 million, $16.3 million, and $26.9 million of tomatoes from Belher pursuant to our consignment agreement.

Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”)

In August 2015, we entered into Shareholder’s Agreement with various partners to create Avocados de Jalisco, which is a Mexican corporation engaged in procuring, packing and selling avocados. This entity is approximately 83% owned by Calavo and is consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico and such packinghouse began operations in June of 2017. As of October 31, 2022 and 2021, we have made an insignificant amount of preseason advances to various partners of Avocados de Jalisco. During the year ended October 31, 2022, 2021 and 2020, we purchased approximately $7.0 million, $13.0 million and $8.3 million of avocados from the partners of Avocados de Jalisco.

9. Income Taxes

The income tax provision (benefit) consists of the following for the years ended October 31, (in thousands):

	2022	2021	2020

Current:
Federal	$2,012	$(3,449)	$(5,684)
State	147	323	(214)
Foreign	1,209	16,703	645
Total current	3,368	13,577	(5,253)

Deferred:
Federal	(162)	790	576
State	746	(343)	(505)
Foreign	(701)	(3,934)	260
Total deferred	(117)	(3,487)	331
Change in valuation allowance	—	657	630
Total income tax provision (benefit)	$3,251	$10,747	$(4,292)

At October 31, 2022 and 2021, gross deferred tax assets totaled approximately $23.5 million and $29.3 million, while gross deferred tax liabilities totaled approximately $16.2 million and $22.7 million. Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

Significant components of our deferred taxes assets (liabilities) as of October 31, are as follows (in thousands):

	2022	2021

Property, plant, and equipment	(2,002)	(4,764)
Intangible assets	2,828	5,051
Unrealized gain, Limoneira investment	—	(1,138)
Stock-based compensation	715	511
State taxes	6	(498)
Credits and incentives	1,194	1,808
Allowance for accounts receivable	936	1,259
Inventories	442	507
Accrued liabilities	1,143	2,067
Operating lease - Right of use assets	(13,723)	(15,839)
Operating lease liabilities	14,861	17,040
Net operating loss	549	1,093
Valuation allowance	(1,830)	(1,291)
Capital loss carryover	804	—
Other	(490)	(490)
Long-term deferred income taxes	$5,433	$5,316

As of October 31, 2022 and 2021, the Company has no federal net operating loss carryforwards. The Company has gross state net operating loss carryforwards of approximately $9.1 million and $19.0 million with carryforward periods primarily ranging from 20 years to indefinite.

The Company records a valuation allowance against deferred tax assets when determined that all or a portion of the deferred tax assets are not more likely than not to be realized based on all available evidence. As of October 31, 2022 and 2021, the Company recorded an approximate $1.8 million and $1.2 million valuation allowance against the deferred tax assets for state tax credit carryforwards and federal capital loss carryforwards that are more likely than not to expire unutilized. During the year ended October 31, 2022, the Company increased the valuation allowance against federal capital loss carryforwards by $0.6 million.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income (loss) for the years ended October 31, is as follows:

	2022	2021	2020

Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal effects	(1.3)	11.6	4.4
Rate differential on NOL carryback	—	125.8	6.2
Foreign income taxes greater than U.S.	5.2	16.1	(2.3)
Uncertain tax positions	5.1	(1,059.9)	—
Stock based compensation	(6.1)	(16.7)	—
Provision to return	(59.9)	39.2	(2.5)
State rate change	(2.5)	9.2	(0.1)
Valuation allowance	(24.2)	(44.1)	(2.7)
Other permanent differences	(33.8)	—	—
Other	(0.5)	(15.5)	(0.3)
	(97.0)%	(913.3)%	23.7%

For fiscal years 2022, 2021 and 2020, income (loss) before income taxes (benefit) related to domestic operations was approximately $(1.4) million, $(5.0) million, and $(18.9) million. Additionally, for fiscal 2022, we received income tax refunds of $6.7 million. For fiscal years 2022, 2021 and 2020, income before income taxes (benefit) related to foreign operations was approximately $(1.9) million, $3.8 million and $0.8 million.

As of October 31, 2022, and 2021, we had $11.1 million and $11.3 million for unrecognized tax benefits related primarily to the probable outcomes of the 2013 Mexico Assessment. See Note 7 for further information.

A reconciliation of the beginning and ending amount of gross unrecognized taxes (exclusive of interest and penalties) was as follows (in thousands):

	Year Ended October 31,
	2022	2021
Beginning balance	$11,303	$72
Reductions based on tax positions related to prior periods	(172)	—
Gross increase - Tax positions in prior periods	—	131
Gross increase - Tax positions in current period	—	11,100
Ending balance	$11,131	$11,303

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. The Company accounts for income taxes regarding uncertain tax positions and recognized interest and penalties related to uncertain tax positions in income tax benefit/(expense) in the consolidated statements of operations. Total accrued interest and penalties recorded on the consolidated balance sheet were zero because the company prepaid the disputed amount. See Note 7 for additional details.

Due to our history of earnings, current, and expected future profitability, we believe there is sufficient objective positive evidence that it is more likely than not that we will realize our net deferred tax assets, therefore a valuation allowance over our federal and state net deferred tax assets is not needed, other than the state tax credit and federal capital loss carryforwards.

We are subject to U.S. federal income tax as well as income of multiple state tax and foreign tax jurisdictions. We are no longer subject to U.S. income tax examinations for the fiscal years prior to October 31, 2019, and are no longer subject to state income tax examinations for fiscal years prior to October 31, 2018.

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

10. Segment Information

On April 13, 2022, the Company announced its plans to reorganize its business into two reporting segments, Grown and Prepared. The management transition to operate as Grown and Prepared began at the start of the third quarter of 2022. The Grown segment consists of fresh avocados, tomatoes and papayas. The Prepared segment comprises all other products including fresh-cut fruits and vegetables, ready-to-eat sandwiches, wraps, salads and snacks, guacamole, and salsa sold at retail and food service as well as avocado pulp sold to foodservice.

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

The following table sets forth sales, cost of sales, and gross profit by segment (in thousands)

			Interco.
	Grown	Prepared	Elimins.	Total

	(All amounts are presented in thousands)
Year ended October 31, 2022
Net sales	$700,270	$492,868	$(2,065)	$1,191,073
Cost of sales	650,105	469,188	(2,065)	1,117,228
Gross profit	$50,165	$23,680	$—	$73,845

Year ended October 31, 2021
Net sales	$588,527	$469,800	$(2,497)	$1,055,830
Cost of sales	540,740	460,162	(2,497)	998,405
Gross profit	$47,787	$9,638	$—	$57,425

Year ended October 31, 2020
Net sales	$585,052	$475,970	$(1,651)	$1,059,371
Cost of sales	537,489	433,635	(1,651)	969,473
Gross profit	$47,563	$42,335	$—	$89,898

For fiscal year 2022, 2021 and 2020, inter-segment sales and cost of sales of $2.1 million, $2.5 million and $1.7 million between Grown and Prepared were eliminated.

The following table sets forth sales by product category, by segment (in thousands):

	Year ended October 31, 2022			Year ended October 31, 2021

	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$645,944	$—	$645,944	$536,969	$—	$536,969
Tomatoes	47,288	—	47,288	43,658	—	43,658
Papayas	11,422	—	11,422	10,884	—	10,884
Other fresh income	123	—	123	693	—	693
Fresh-cut fruit	—	204,433	204,433	—	205,087	205,087
Fresh-cut vegetables	—	107,332	107,332	—	102,291	102,291
Prepared products	—	114,396	114,396	—	95,639	95,639
Guacamole	—	74,970	74,970	—	75,681	75,681
Salsa	—	1,860	1,860	—	2,784	2,784
Total gross sales	704,777	502,991	1,207,768	592,204	481,482	1,073,686
Less sales allowances	(4,507)	(10,123)	(14,630)	(3,677)	(11,682)	(15,359)
Less inter-company eliminations	(2,065)	—	(2,065)	(2,497)	—	(2,497)
Net sales	$698,205	$492,868	$1,191,073	$586,030	$469,800	$1,055,830

	Year ended October 31, 2021			Year ended October 31, 2020

	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$536,969	$—	$536,969	$521,542	$—	$521,542
Tomatoes	43,658	—	43,658	53,922	—	53,922
Papayas	10,884	—	10,884	10,529	—	10,529
Other fresh income	693	—	693	327	—	327
Fresh-cut fruit	—	205,087	205,087	—	204,766	204,766
Fresh-cut vegetables	—	102,291	102,291	—	113,460	113,460
Prepared products	—	95,639	95,639	—	88,346	88,346
Guacamole	—	75,681	75,681	—	75,409	75,409
Salsa	—	2,784	2,784	—	2,783	2,783
Total gross sales	592,204	481,482	1,073,686	586,320	484,764	1,071,084
Less sales allowances	(3,677)	(11,682)	(15,359)	(1,268)	(8,794)	(10,062)
Less inter-company eliminations	(2,497)	—	(2,497)	(1,651)	—	(1,651)
Net sales	$586,030	$469,800	$1,055,830	$583,401	$475,970	$1,059,371

Sales to customers outside the U.S. were approximately $27.8 million, $34.8 million and $29.7 million for fiscal years 2022, 2021, and 2020.

Prepared segment sales included sales to one customer who represented more than 10% of total consolidated revenues for fiscal 2022, 2021 and 2020. Additionally, the Grown products segment had sales to one customer that represented more than 10% of total consolidated revenues for fiscal 2021 and 2020.

Our goodwill balance of $28.7 million is attributed by segment to Grown for $4.0 million and Prepared for $24.7 million as of October 31, 2022 and 2021.

Long-lived assets attributed to geographic areas as of October 31, are as follows (in thousands):

	United States	Mexico	Consolidated
October 31, 2022	$77,208	$36,102	$113,310
October 31, 2021	$81,059	$37,221	$118,280

11. Long-Term Obligations

Long-term obligations at fiscal year ends consist of the following (in thousands):

	2022	2021
Finance leases	6,021	7,140
Less current portion	(1,574)	(1,587)
	$4,447	$5,553

See Note 17 for additional information.

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

On November 2, 2020, 11 of our non-employee directors were each granted 1,500 restricted shares, as part of their annual compensation (total of 16,500 shares). In January of fiscal 2020 all 12 of our non-employee directors were granted 1,500 restricted shares each (total of 18,000 shares). These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock was $67.97 and $87.21 for each respective year. After one year from the grant date, as long as the directors are still serving on the Board of Directors, these shares lose their restriction and become non-forfeitable and transferable.  These shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants was $0.2 million and $1.1 million for the year ended October 31, 2022 and 2021.

On November 2, 2020, our executive officers were granted a total of 9,334 restricted shares. On December 18, 2019, our executive officers were granted a total of 31,158 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted.  The closing price of our stock on such dates was $67.97 and $87.63, respectively. The shares granted in fiscal year 2021, vest over two years, on an annual basis, beginning November 2, 2021. The shares granted in fiscal year 2020, vest in one-third increments, on an annual basis, beginning December 18, 2020. All shares were granted pursuant to our 2011 Plan. The total recognized stock-based compensation expense for these grants were $0.2 million and $1.0 million for the year ended October 31, 2022 and 2021.

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

The 2020 Equity Incentive Plan

In April 2021, our shareholders approved the Calavo Growers, Inc. 2020 Equity Incentive Plan (the 2020 Plan). All directors, officers, employees and consultants (including prospective directors, officers, employees and consultants) of Calavo and its subsidiaries are eligible to receive awards under the 2020 Plan. This is a five-year plan, with up to 1,500,000 shares issuable through December 9, 2025.

Restricted Stock Awards

On December 13, 2021, certain of our officers were granted a total of 5,355 restricted shares. These shares have full voting rights and participate in dividends as if unrestricted. The closing price of our stock on such date was $40.53. These shares vest over two years, on an annual basis, beginning December 13, 2022. These shares were granted pursuant to our 2020 Plan. The total recognized stock-based compensation expense for these grants was less than $0.1 million for the year ended October 31, 2022.

On January 3, 2022, all 10 of our current directors were granted 2,814 restricted shares each (for a total of 28,140 shares). These shares have full voting rights and participate in dividends as if unrestricted. The closing share price of our stock on such grant date was $42.64. As of January 3, 2023, these shares will vest and become unrestricted subject to the continued service of the director. The total recognized stock-based compensation expense for these grants was $1.0 million for the year ended October 31, 2022.

On January 20, 2022, one of our current directors was granted 1,500 unrestricted shares as a component of her compensation for services rendered during the 2021 fiscal year. The closing share price of our stock on such grant date was $41.73. The stock-based compensation expense for this grant was recognized in total upon grant and aggregated $0.1 million for the year ended October 31, 2022.

On February 1, 2022, Brian Kocher, our new Chief Executive Officer, was granted 28,993 restricted shares as part of his employment agreement. The closing share price of our stock on such grant date was $41.39. These shares will vest over three years on an annual basis, beginning February 1, 2023. The total recognized stock-based compensation expense for this grant was $0.3 million for the year ended October 31, 2022.

A summary of restricted stock activity, related to our 2011 Plan and 2020 Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2021	43	$64.89
Vested	(31)	$45.44
Forfeited	(9)	$37.67
Granted	64	$41.88
Outstanding at October 31, 2022	67	$45.01	$2,318

The total recognized stock-based compensation expense for restricted stock awards was $2.3 million and $4.0 million for the years ended October 31, 2022 and 2021.

Restricted Stock Units (RSUs) and Performance Restricted Stock Units (PRSUs)

On April 1, 2022, we issued RSUs for officers and other members of management as part of our long-term incentive plan. The RSUs are time-based and vest annually in equal amounts over a three-year period. The PRSUs are based on three-year cumulative performance targets of net sales, adjusted EBITDA and return on invested capital and vest entirely at the third anniversary.  We granted 34,269 RSUs and 34,269 PRSUs at a grant stock price of $37.49. With the departure of our former Chief Financial Officer, 4,014 shares each of RSUs and PRSUs were forfeited. Based on our current projections, we recognized approximately $0.6 million of stock-based compensation for the year ended October 31, 2022. As of October 31, 2022, there was $2.2 million of unrecognized stock-based compensation costs related to non-vested RSUs and PRSUs, which the Company expects to recognize over a weighted-average period of 2.0 years. The total fair value of the restricted stock units at October 31, 2022, is approximately $2.2 million.

In the third quarter of fiscal 2022, Shawn Munsell, our new Chief Financial Officer, and Danny Demas, our new SVP of Grown products were granted 9,002 RSUs and 3,533 RSUs, respectively, as part of their employment agreements. The closing share price of our stock on such grant dates were $38.88 and $42.46, respectively. These shares will vest over three years on an annual basis, with the first third vesting on June 20, 2023, and July 11, 2023, respectively. The total recognized stock-based compensation expense for this grant was $0.1 million for the year ended October 31, 2022.

In the fourth quarter of fiscal 2022, Helen Kurtz, our new SVP of Prepared products, and our new VP of global supply chain was granted 6,778 RSUs and 2,341 RSU’s as part of their employment agreements. The closing share price of our stock on such grant date was $44.26 and $42.71, respectively. These shares will vest over three years on an annual basis, with the first third vesting on August 16, 2023 and August 29, 2023. The total recognized stock-based compensation expense for this grant was insignificant for the year ended October 31, 2022.

In December 2022, we issued RSUs for officers and other members of management as part of our long-term incentive plan. The RSUs are time-based and vest annually in equal amounts over a three-year period. The PRSUs are based on three-year cumulative performance targets of net sales, adjusted EBITDA and return on invested capital and vest entirely at the third anniversary.  We granted 101,800 RSUs and 66,228 PRSUs at a grant stock price of $34.51.

A combined summary of RSU and PRSU activity, related to our 2020 Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average	Aggregate
	Represented	Grant Price	Intrinsic Value
Outstanding at April 30, 2022	69	$37.49
Forfeited	(8)	$37.49
Granted	22	$41.56
Outstanding at October 31, 2022	83	$38.57	$3,253

The total recognized stock-based compensation expense for restricted stock units was $0.8 million for the year ended October 31, 2022.

Stock Options

In September 2021, our Board of Directors approved the issuance of options to acquire a total of 5,000 shares of our common stock to Steven Hollister, who for a period of time assumed the role of Interim Chief Executive Officer.  Such grant vests in equal increments over a two-year period and has an exercise price of $39.20 per share.  Vested options have an exercise period of five years from the vesting date.  The market price of our common stock at the grant date was $39.20.  The estimated fair market value of such option grant was approximately $0.2 million.  The total recognized stock-based compensation expense for this grant was insignificant for the year ended October 31, 2022.

The value of each option award is estimated using a lattice-based option valuation model.  We primarily consider the following assumptions when using these models:  (1) expected volatility, (2) expected dividends, (3) expected life and (4) risk-free interest rate.  Such models also consider the intrinsic value in the estimation of fair value of the option award.

A summary of stock option activity, related to our 2011 and 2020 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2021	19	$42.89
Exercised	(2)	$23.48
Outstanding at October 31, 2022	17	$47.62	$—
Exercisable at October 31, 2022	12	$51.12	$—

The weighted average remaining life of such outstanding options is 1.5 years. The weighted average remaining life of such exercisable options is 2.4 years. The fair value of vested shares was insignificant for fiscal 2022 and $0.1 million for fiscal 2021.

13. Dividends

In November 2022, we announced that we will begin declaring and paying dividends quarterly rather than annually as had been our practice. On December 14, 2022, we paid a dividend of $0.2875 per share, or an aggregate of $5.2 million to shareholders of record on November 16, 2022.

On October 29, 2021, we declared a cash dividend of $1.15 per share. On December 3, 2021, we paid the aggregate amount of $20.3 million to shareholders of record on November 12, 2021.

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

The Company had no financial assets or liabilities measured at fair value on a recurring basis as of October 31, 2022. The following table sets forth our financial assets and liabilities as of October 31, 2021 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(All amounts are presented in thousands)

Assets at Fair Value at October 31, 2021:
Investment in Limoneira Company(1)	$27,055	—	—	$27,055
Total assets at fair value	$27,055	—	—	$27,055
(1)	The investment in Limoneira Company consists of marketable securities in the Limoneira Company stock. These securities were measured at fair value by quoted market prices. Limoneira’s stock price at October 31, 2021 equaled $16.13 per share (level 1). Our remaining shares of Limoneira stock, totaling 1,677,299, were revalued to $16.13 per share and $13.83 per share at October 31, 2021 and 2020 and, as a result, we recorded a gain of $3.9 million for the year ended October 31, 2021 in our consolidated statements of operations.

On October 27, 2022, the Company sold 1,677,299 shares of Limoneira common stock for gross proceeds of approximately $18.5 million. The net proceeds thereof after payment of commissions and expenses was used by the Company to pay down borrowings on its credit facility with Bank of America, as administrative agent, and the other lenders thereto. Contemporaneously with such sale, Bank of America, as administrative agent, released its lien on such shares in accordance with terms of the Credit Facility and the related loan documents.

15. Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of October 31, 2022, and October 31, 2021, CDM IVA receivables totaled $43.6 million (865.4 million Mexican pesos) and $37.5 million (762.1 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2021, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or legal means.

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

We believe that our operations in Mexico are properly documented, and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding IVA amounts. With assistance from our internationally recognized tax advisory firm, as of October 31, 2022, CDM has filed Administrative Appeals for months for which IVA refunds have been denied by the SAT, and will continue filing such appeals for any months for which refunds are denied in the future. Therefore, it is probable that the Mexican tax authorities will ultimately authorize the refund of the corresponding IVA amounts.

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

No amounts have been recorded on the balance sheet as of October 31, 2022 and 2021, with respect to a sale or success event.

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

Lease Position

The following table presents the lease-related assets and liabilities recorded on the balance sheet as of October 31, 2022 and 2021 (in thousands):

		October 31,	October 31,
		2022	2021

Assets
Non-current assets:
Operating lease assets	Operating lease right-of-use assets	$54,518	$59,842
Finance lease assets	Property, plant and equipment, net	5,721	6,907
		$60,239	$66,749
Liabilities
Current liabilities:
Operating	Current portion of operating leases	$6,925	$6,817
Finance	Current portion of long-term obligations and finance leases	1,574	1,587
Long-term obligations
Operating	Long-term operating leases, less current portion	52,140	57,561
Finance	Long-term obligations and finance leases, less current portion	4,447	5,553
		$65,086	$71,518

Weighted-average remaining lease term:	Fiscal 2022	Fiscal 2021
Operating leases	9.3 years	10.1 years
Finance leases	6.9 years	7.1 years

Weighted-average discount rate:
Operating leases	2.87%	2.80%
Finance leases	3.62%	3.20%

Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases for the year ended October 31, 2022 and 2021 (in thousands):

	Year ended	Year ended
	October 31, 2022	October 31, 2021
Amortization of financing lease assets	$1,756	$1,799
Operating lease cost	8,733	9,152
Short-term lease cost	2,483	2,981
Sublease income	(30)	(704)
Variable lease cost	133	275
Interest on financing lease liabilities	213	235
Total lease cost	$13,288	$13,738

Other Information

The following table presents supplemental cash flow information related to the leases for the year ended October 31, 2022 and 2021 (in thousands):

	Year ended	Year ended
Cash paid for amounts included in the measurement of lease liabilities	October 31, 2022	October 31, 2021
Operating cash flows for operating leases	$7,012	$7,200
Financing cash flows for finance leases	1,683	1,672
Operating cash flows for finance leases	213	235

The total right-of-use assets obtained in exchange for new operating leases for the year ended October 31, 2022 and 2021 was $1.0 million and $1.0 million.

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the first five years and total remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of October 31, 2022 (in thousands):

	Operating	Finance
	Leases	Leases
2023	$8,494	$1,778
2024	8,311	1,280
2025	7,212	786
2026	6,737	495
2027	6,348	371
Thereafter	30,411	2,162
Total lease payments	67,513	6,872
Less: imputed interest	8,448	851
Total lease liability	$59,065	$6,021

18. Closure of Prepared’s Florida facility

On October 18, 2021, the Company announced the closure of Prepared’s food processing operations at its Green Cove Springs (near Jacksonville), Florida facility, as part of its Project Uno profit improvement program. As of November 15, 2021, the Green Cove facility for our Prepared segment has ceased operations. The Company’s Grown avocado operations at this facility will continue in operation and are not affected. We will continue to serve customers of this location from its other food processing locations, primarily in Georgia.

The closure resulted in a reduction of 140 employees, impairment of leasehold improvements, writedowns of inventory and other assets, and certain cash expenditures for the relocation of machinery and equipment and the closure of the leased facilities. The impairment related to the Prepared Florida closure has been recorded on the face of the income statement under “Impairment and charges related to Prepared’s Florida facility closure”.

As of October 31, 2021, the Company had leasehold improvements with a net book value of $8.8 million, right of use assets with a net book value of $4.8 million, and lease liabilities of $6.0 million recorded on the balance sheet, all related to the closed facility. The facility lease has a maturity date of October 31, 2031. The Company completed an undiscounted cash flow analysis of its long-lived assets and estimated the undiscounted cash flow was less than the carrying value.

As of October 31, 2022 and October 31, 2021, the Company had right of use assets with a net book value of $4.0 million and $4.8 million respectively, and lease liabilities of $5.3 million and $6.0 million, respectively, recorded on the balance sheet related to the closed facility. The facility lease has a maturity date of October 31, 2031. The Company intends to seek a sub-lease tenant to assume the vacated space, and believes such a sub-lease can be obtained at a lease rate, and for a lease period, sufficient to realize the right of use asset. However, a full impairment of the leasehold improvements was recorded during the year ended October 31, 2021, which represented the excess of the carrying value over the estimated fair value. Management will continue to evaluate the actual amounts and duration of expected future sub-lease revenues. Should the actual sub-lease revenues be less than those currently expected, the Company may need to record impairment of some or all of its investment in the right of use asset. An additional $0.3 million of property, plant and equipment was impaired during the year ended October 31, 2022.

Following is a summary of the impairment and other charges recorded during the year ended October 31, 2021.

Leasehold improvements	$8,731
Inventory (recorded in cost of goods sold)	586
Employee severance	352
Other assets	79
Total	$ 9,748

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

20. Sale of Investment in Limoneira

On October 27, 2022, we sold our entire investment of 1,677,299 shares of Limoneira common stock for gross proceeds of approximately $18.5 million. The net proceeds thereof after payment of commissions and expenses were used to pay down borrowings on our credit facility with Bank of America, as administrative agent, and the other lenders thereto. Contemporaneously with such sale, Bank of America, as administrative agent, released its lien on such shares in accordance with terms of the Credit Facility and the related loan documents. For the year ended October 31, 2022, 2021 and 2020, we recorded losses of $8.6 million, income of $3.9 million, and losses of $8.5 million in realized and unrealized net gain (loss) on Limoneira stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Calavo Growers, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. and subsidiaries (the "Company") as of October 31, 2022 and 2021, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the three years in the period ended October 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Mexican IVA taxes receivable — Refer to Note 15 to the financial statements

Critical Audit Matter Description

As of October 31, 2022, the Company’s subsidiary, Calavo de Mexico (“CDM”), has a value-added taxes (IVA) receivable of $43.6 million due from the Mexican government. Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2022, there have been delays in the processing of the IVA claims by the Mexican tax authorities. The Mexican authorities informed the Company that CDM is not properly documented relative to its declared tax structure and therefore CDM cannot claim the refundable IVA balance. Mexican authorities also questioned refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations.

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

Uncertain Tax Positions Related to Mexico tax audits — Refer to Note 7 to the financial statements

Critical Audit Matter Description

The Company is under audit by the Mexican tax authorities relating to the Company’s 2013 fiscal year. The Mexican tax authorities have assessed the Company with an underpayment of tax amounts alleging improper deductions for intercompany funding, deductions for services from certain vendors/suppliers and IVA in the Company’s calculation of taxable income. The assessment, including the effect of inflation and penalties, amounted to $3.08 billion Mexican pesos (approximately $151.5 million) as of October 31, 2022. The Company has filed an administrative reconsideration, injunction suit and an annulment suit to dismiss the assessment made by the Mexican tax authorities. While the Company believes the assessment is completely without merit, and that the Company will prevail on the annulment suit in tax court, the Company believes it is in the best interest to settle the 2013 tax matter. Therefore, in accordance with a cumulative probability analysis, the Company concluded that a provision of $11 million remains appropriate as of October 31, 2022.

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

December 20, 2022

We have served as the Company’s auditor since 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2022. Our internal control over financial reporting as of October 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Calavo Growers, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Calavo Growers, Inc. and subsidiaries (the “Company”) as of October 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2022, of the Company and our report dated December 20, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Los Angeles, California
December 20, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Name	Age	Position
Brian Kocher	53	Chief Executive Officer
Shawn Munsell	47	Chief Financial Officer
Graciela Montgomery	68	Chief Human Resources Officer
Danny Dumas	53	Senior Vice President and General Manager of Calavo Grown
Helen Kurtz	52	Senior Vice President and General Manager of Calavo Prepared

Brian Kocher has served as our Chief Executive Officer since February 2022. Prior to his appointment as Chief Executive Officer, Mr. Kocher served as President and Chief Executive Officer of the Castellini Group of Companies, one of the largest distributors of fresh produce in the United States. Prior to his promotion to CEO, Mr. Kocher served as Castellini’s Chief Operating Officer. Before his time at Castellini, Mr. Kocher held several executive roles, including Interim CEO at Chiquita Brands International, a leading producer and distributor of bananas and other produce.

Shawn Munsell has served as our Chief Financial Officer since June 2022. Prior to his appointment as Chief Financial Officer, Mr. Munsell led the finance and accounting functions for Tyson Foods’ (NYSE: TSN) chicken segment, from 2018 to 2022, as Senior Vice President of Finance and Accounting. From 2015 to 2018, he served as Tyson’s Treasurer. Prior to Tyson, Mr. Munsell was with CF Industries, serving in a variety of roles with progressive responsibility for the nitrogen products manufacturer.

Graciela Montgomery has served as our Chief Human Resources Officer since October 2021. Prior to joining Calavo, Ms. Montgomery led a consultancy specializing in the areas of leadership, organizational design, cultural transformation and change management. Prior to that role, she held senior human resources positions with National Public Radio, Deckers Brands, AECOM, Nortel Networks and Citibank, where she led initiatives in human resources development, recruiting, performance management and total rewards.

Danny Dumas has served as our Senior Vice President and General Manager of Calavo Grown since July 2022. Mr. Dumas has more than 30 years of experience, primarily with Del Monte Fresh Produce and, most recently, serving as president of Courchesne Larose USA. At Del Monte, Mr. Dumas’ roles included Senior Vice President North American Sales, Marketing & Product Management; Vice President Sales – Canada; and Vice President Operations Fresh (Europe & Africa).

Helen Kurtz has served as our Senior Vice President and General Manager of Calavo Prepared since August 2022. Ms. Kurtz has more than 25 years of experience, primarily with General Mills Inc. and, most recently, serving as SVP, Chief Marketing Officer of Foster Farms. There, she led the poultry business and orchestrated its sale to private equity. At General Mills, Ms. Kurtz led a number of brands, including Betty Crocker, Chex Mix and Fruit Snacks and served as Vice President of Yoplait.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

The following consolidated financial statements as of October 31, 2022 and 2021 and for each of the three years in the period ended October 31, 2022 are included herewith:

Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity, Notes to Consolidated Financial Statements, and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (PCAOB ID No. 34).

(2)	Exhibits

See the “Exhibit Index” on pages 89 - 92 of this report.

(b)	Exhibits

See subsection (a) (3) above.

(c)	Financial Statement Schedules

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

10.4	Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc.[3]
10.5	Standstill agreement dated June 1, 2005, between Limoneira Company and Calavo Growers, Inc.[3]
10.6	Standstill agreement dated June 1, 2005 between Calavo Growers, Inc. And Limoneira Company[3]

10.7	Calavo Supplemental Executive Retirement Agreement dated March 11, 1983 between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.8	Amendment to the Calavo Growers of California Supplemental Executive Retirement Agreement dated November 9, 1993 Between Egidio Carbone, Jr. and Calavo Growers of California. [1]
10.9	Line of Credit and Security Agreement, dated July 15, 2013 by and between Calavo Growers, Inc. a California Corporation, and FreshRealm, LLC, a Delaware limited liability company. [18]
10.10	2011 Management Incentive Plan of Calavo Growers, Inc. [14]
10.11	Equity Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [16]
10.12	Goodwill Secured Promissory Note dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [16]
10.13	Pledge and Security Agreement dated October 31, 2013 between Calavo Growers, Inc. and San Rafael Distributing, Inc. [16]
10.14	Personal Guaranty dated October 31, 2013 between Calavo Growers, Inc. and Francisco Clouthier. [17]
10.15	Amendment to Goodwill Promissory Note [29]
10.16	Employment Agreement dated July 21, 2015, between Calavo Growers, Inc. and B. John Lindeman. [21]
10.17	Amendment No. 7 to Business Loan Agreement, dated as of January 19, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [22]
10.18	Letter Amendment to Revolving Credit Facility, dated January 19, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [22]
10.19	Letter Amendment to Revolving Credit Facility, dated January 26, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [23]
10.20	Amendment No. 8 to Business Loan Agreement, dated as of January 28, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [23]
10.21	Continuing and Unconditional Guaranty, dated as of January 28, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [23]
10.22	Amendment No. 9 to Business Loan Agreement, dated as of May 26, 2016 between Bank of America, N.A. and Calavo Growers, Inc. [24]
10.23	Letter Amendment to Revolving Credit Facility, dated May 20, 2016 between Farm Credit West, PCA and Calavo Growers, Inc. [24]
10.24	Credit Agreement, dated as of June 14, 2016, by and among Calavo Growers, Inc., and the subsidiary guarantor identified therein and the lenders and agents names therein. [25]
10.25	Revolving Credit Note, dated as of June 14, 2016, by and among Calavo Growers, Inc., and FCW.[26]
10.26	First Amendment to Credit Agreement dated August 29, 2016. [26]
10.27	Agreement to Sell and Purchase and Escrow Instructions with Fresh Foods, LLC, a Delaware limited liability company dated July 25, 2016. [27]
10.28	First Amendment Agreement to Sell and Purchase and Escrow Instructions, by and among Calavo Growers, Inc., and Fresh Foods, LLC. [28]
10.29	FreshRealm, LLC, Sixth Amended and Restated Limited Liability Company Agreement. [30]
10.30	First Amendment to FreshRealm, LLC, Sixth Amended and Restated Limited Liability Company Agreement. [30]
10.31	Amended and restated Promissory Note [31]
10.32	Fourth Amendment to Senior Promoissory Note and Note and Membership Unit Purchase Agreement [31]
10.33	FreshRealm Promissory Note [31]
10.34	Second Amendment to Credit Agreement [31]
10.35	FreshRealm Seventh and Restated LLC Agreement [31]
10.36	FreshRealm Eight Amendment to Senior Promissory Note [32]
10.37	FreshRealm Ninth Amendment to Senior Promissory Note [32]
10.38	FreshRealm Tenth Amendment to Senior Promissory Note [32]
10.39	FreshRealm Eleventh Amendment to Senior Promissory Note [32]
10.40	2020 Equity Incentive Plan [34]
10.41	Fourth Amendment to Credit Agreement [35]
10.42	Fifth Amendment to Credit Agreement [35]
10.43	Form of Notice of Restricted Stock Award [35]

10.44	Form of Notice of Stock Option Award [35]
10.45	Sixth Amendment to Credit Agreement [36]
10.46	Form of Indemnification Agreement between with each of its directors and executive officers [37]
10.47	Seventh Amendment to Credit Agreement [38]
10.48	Limited Liability Company Member Member Separation and Release Agreement [39]
10.49	Employment Agreement dated June 9, 2022 [40]
10.50	Employment Agreement dated December 20, 2021 [41]
21.1	Subsidiaries of Calavo Growers, Inc. [1]
23.1	Consent of Deloitte & Touche LLP. *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)
or Rule 15d-15(e) *
32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *
101

The following financial information from the Annual Report on Form 10-K of Calavo Growers, Inc. for the year ended October 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of October 31, 2022 and 2021; (2) Consolidated Statements of Operations for the years ended October 31, 2022, 2021 and 2020; (3) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2022, 2021, and 2020; (4) Consolidated Statements of Cash Flows for the years ended October 31, 2022, 2021 and 2020; and (5) Notes to Financial Statements. *

104	Cover Page Interactive Data File (formatted as Inline XBRL).
*	Filed with this Annual Report on Form 10-K.

1	Previously filed on April 24, 2001 as an exhibit to the Registrant’s Registration Statement on Form S-4, File No. 333-59418, and incorporated herein by reference.

2	Previously filed on January 23, 2004 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

3	Previously filed on June 9, 2005 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

4	Previously filed on May 29, 2008 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

5	Previously filed on December 19, 2002 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference.

6	Previously filed on January 28, 2003 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

7	Previously filed on March 21, 2005 as an exhibit to the Registrant’s Definitive Proxy Statement on Form DEF14A and incorporated herein by reference.

8	Previously filed on October 19, 2007 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

9	Previously filed on January 27, 2009 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.

10	Previously filed on September 11, 2006 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

11	Previously filed on August 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

12	Previously filed on January 11, 2010 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

13	Previously filed on March 11, 2010 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

14	Previously filed on January 14, 2011 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

15	Previously filed on January 10, 2012 as an exhibit to the Registrant’s Report on Form 8-K/A and incorporated herein by reference.

16	Previously filed on November 6, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

17	Previously filed on September 4, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

18	Previously filed on September 9, 2013 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

19	Previously filed on November 26, 2013 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

20	Previously filed on September 30, 2014 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

21	Previously filed on July 27, 2015 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

22	Previously filed on January 25, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

23	Previously filed on February 1, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

24	Previously filed on May 27, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

25	Previously filed on June 20, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

26	Previously filed on September 1, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

27	Previously filed on September 8, 2016 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

28	Previously filed on November 7, 2016 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

29	Previously filed on December 23, 2016 as an exhibit to the Registrant’s Report on Form 10-K and incorporated herein by reference.

30	Previously filed on September 4, 2018 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

31	Previously filed on March 7, 2019 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

32	Previously filed on June 9, 2020 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

33	Previously filed on March 30, 2020 as an exhibit to the Registrant’s Report on Form 10-K/A and incorporated herein by reference.

34	Previously filed on June 10, 2021 as an exhibit to the Registrant’s Report on Form S-8 and incorporated herein by reference.

35	Previously filed on March 14, 2022 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

36	Previously filed on June 2, 2022 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

37	Previously filed on September 1, 2022 as an exhibit to the Registrant’s Report on Form 10-Q and incorporated herein by reference.

38	Previously filed on November 1, 2022 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

39	Previously filed on February 9, 2021 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

40	Previously filed on June 10, 2022 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

41	Previously filed on December 21, 2021 as an exhibit to the Registrant’s Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 2022.

CALAVO GROWERS, INC

By:	/s/ Brian Kocher
Brian Kocher
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 20, 2022 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Brian Kocher	Chief Executive Officer
Brian Kocher	(Principal Executive Officer)

/s/ Shawn Munsell	Chief Financial Officer
Shawn Munsell	(Principal Financial Officer)

/s/ Steven W. Hollister	Chairman of the Board of Directors
Steven W. Hollister

/s/ Marc L. Brown	Director
Marc L. Brown

/s/ John M. Hunt	Director
John M. Hunt

/s/ Adriana Mendizabal	Director
Adriana Mendizabal

/s/ Michael A. DiGregorio	Director
Michael A. DiGregorio

/s/ Donald M. Sanders	Director
Donald M. Sanders

/s/ James Helin	Director
James Helin

/s/ Farha Aslam	Director
Farha Aslam

/s/ J. Link Leavens	Director
J. Link Leavens

/s/ Kathleen M. Holmgren	Director
Kathleen M. Holmgren