Form 10-Q
period 2023-01-31
CALAVO GROWERS INC
filed 2023-03-06
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

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

Registrant's number of shares of common stock outstanding as of February 28, 2023 was 17,742,661

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains statements relating to future events and results of Calavo Growers, Inc. and its consolidated subsidiaries (referred to in this report as “Calavo,” the “Company,” “we,” “us” or “our”), including certain projections and business trends, that are "forward-looking statements," as defined in the Private Securities Litigation and Reform Act of 1995, that involve risks, uncertainties and assumptions. These statements are based on our current expectations and are not promises or guarantees. If any of the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, gross profit, expenses, income/(loss) from unconsolidated entities, earnings, earnings per share, tax provisions, cash flows and currency exchange rates; the impact of acquisitions or debt or equity investments or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration (including information technology systems integration) plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance, whether attributable to Calavo or any of its unconsolidated entities; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; any statements about future risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds, restrictions as a result of COVID-19 and trade protection measures such as import/export/customs duties, tariffs and/or quotas); any risks associated with receivables from and/or equity investments in unconsolidated entities; system security risk and cyber-attacks and any statements of assumptions underlying any of the foregoing. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements.

Risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements include, but are not limited to, the following: the ability of our new management team to work together successfully; the impact of operational and restructuring initiatives on our business, results of operations, and financial condition, including uncertainty as to whether the desired effects will be achieved; and potential long-term adverse effects from reducing capital expenditures; the impact of weather of on market prices and operational costs; seasonality of our business; sensitivity of our business to changes in market prices of avocados and other agricultural products and other raw materials including fuel, packaging and paper;  potential disruptions to our supply chain; risks associated with potential future acquisitions, including integration; potential exposure to data breaches and other cyber-attacks on our systems or those of our suppliers or customers; dependence on large customers; dependence on key personnel, and access to labor necessary for us to render services; susceptibility to wage inflation; potential for labor disputes; reliance on co-packers for a portion of our production needs; competitive pressures, including from foreign growers; risks of recalls and food-related injuries to our customers; changing consumer preferences; the impact of environmental regulations, including those related to climate change; risks associated with the environment and climate change, especially as they may affect our sources of supply; our ability to develop and transition new products and services and enhance existing products and services to meet customer needs; risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and restrictions as a result of COVID-19 and trade protection measures such as import/export/customs duties, tariffs and/or quotas and currency fluctuations); risks associated with receivables from, loans to and/or equity investments in unconsolidated entities; volatility in the value of our common stock; the impact of macroeconomic trends and events; and the resolution of pending investigations, legal claims and tax disputes, including an assessment imposed by the Mexican Tax Administrative Service (the “SAT”) and our defenses against collection activities commenced by the SAT.

For a further discussion of these risks and uncertainties and other risks and uncertainties that we face, please see the risk factors described in our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2022 filed with the Securities and Exchange Commission and any subsequent updates that may be contained in our Quarterly Reports on Form 10-Q (including this Quarterly Report on Form 10-Q) and other filings with the Securities and Exchange Commission. Forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED, in thousands)

	January 31,	October 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$1,797	$2,060
Restricted cash	—	1,074
Accounts receivable, net of allowances of $4,581 (2023) and $4,199 (2022)	62,233	59,016
Inventories	44,092	38,830
Prepaid expenses and other current assets	10,918	8,868
Advances to suppliers	9,754	12,430
Income taxes receivable	4,117	3,396
Total current assets	132,911	125,674
Property, plant, and equipment, net	115,728	113,310
Operating lease right-of-use assets	53,132	54,518
Investments in unconsolidated entities	3,937	3,782
Deferred income taxes	5,433	5,433
Goodwill	28,653	28,653
Intangibles, net	6,826	7,206
Other assets	49,876	47,170
	$396,496	$385,746
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$16,119	$20,223
Trade accounts payable	17,421	10,436
Accrued expenses	51,894	51,795
Dividend payable	—	—
Other current liabilities	11,000	11,000
Current portion of operating leases	6,969	6,925
Current portion of long-term obligations and finance leases	1,719	1,574
Total current liabilities	105,122	101,953
Long-term liabilities:
Borrowings pursuant to credit facilities, long-term	16,400	1,200
Long-term operating leases, less current portion	50,642	52,140
Long-term obligations and finance leases, less current portion	4,955	4,447
Other long-term liabilities	2,602	2,635
Total long-term liabilities	74,599	60,422
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,743 (2023) and 17,732 (2022) shares issued and outstanding)	18	18
Additional paid-in capital	172,524	171,223
Noncontrolling interest	1,288	1,015
Retained earnings	42,945	51,115
Total shareholders' equity	216,775	223,371
	$396,496	$385,746

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended
	January 31,
	2023	2022

Net sales	$226,204	$274,092
Cost of sales	211,772	260,864
Gross profit	14,432	13,228
Selling, general and administrative	16,353	15,283
Expenses related to Mexican tax matters	2,048	367
Impairment and charges related to Florida facility closure	—	565
Operating loss	(3,969)	(2,987)
Interest expense	(416)	(327)
Other income, net	354	659
Unrealized net loss on Limoneira shares	—	(2,130)
Loss before income taxes and loss from unconsolidated entities	(4,031)	(4,785)
Income tax benefit	1,080	1,160
Net loss from unconsolidated entities	156	(535)
Net loss	(2,795)	(4,160)
Add: Net loss (income) attributable to noncontrolling interest	(273)	117
Net loss attributable to Calavo Growers, Inc.	$(3,068)	$(4,043)

Calavo Growers, Inc.’s net loss per share:
Basic	$(0.17)	$(0.23)
Diluted	$(0.17)	$(0.23)

Number of shares used in per share computation:
Basic	17,673	17,653
Diluted	17,673	17,653

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended January 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(2,795)	$(4,160)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,166	4,312
Non-cash operating lease expense	52	49
Net loss (income) from unconsolidated entities	(156)	535
Realized and unrealized net loss on Limoneira shares	—	2,130
Impairment and non-cash charges related to closure of Florida facility	—	317
Provision for uncollectible Mexican IVA taxes receivable	1,404	—
Stock-based compensation expense	1,253	556
Gain on sale of Temecula packinghouse	(54)	(54)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(3,217)	(10,601)
Inventories	(5,262)	(11,735)
Prepaid expenses and other current assets	(2,050)	(1,559)
Advances to suppliers	2,676	(3,258)
Income taxes receivable/payable	(721)	3,508
Other assets	(4,094)	(308)
Payable to growers	(4,104)	14,765
Trade accounts payable, accrued expenses and other liabilities	7,026	7,891
Net cash provided by (used in) operating activities	(5,876)	2,388
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(5,185)	(2,044)
Net cash used in investing activities	(5,185)	(2,044)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(5,102)	(20,330)
Proceeds from revolving credit facility	64,500	96,300
Payments on revolving credit facility	(49,300)	(70,000)
Payments of minimum withholding taxes on net share settlement of equity awards	—	(44)
Payments on long-term obligations and finance leases	(422)	(376)
Proceeds from stock option exercises	48	47
Net cash provided by financing activities	9,724	5,597
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,337)	5,941
Cash, cash equivalents and restricted cash, beginning of period	3,134	2,855
Cash, cash equivalents and restricted cash, end of period	$1,797	$8,796
Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$1,097	$—
Property, plant, and equipment included in trade accounts payable and accrued expenses	$98	$173

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2021	17,686	$18	$168,133	$57,364	$1,368	$226,883
Exercise of stock options and income tax benefit	2	—	47	—	—	47
Payment of min. withholding of taxes on net share settlement of equity awards	—	—	(44)	—	—	(44)
Stock compensation expense	—	—	556	—	—	556
Restricted stock issued	28	—	—	—	—	—
Avocados de Jalisco noncontrolling interest	—	—	—	—	(117)	(117)
Net loss attributable to Calavo Growers, Inc.	—	—	—	(4,043)	—	(4,043)
Balance, January 31, 2022	17,716	18	168,692	53,321	1,251	223,282

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2022	17,732	$18	$171,223	$51,115	$1,015	$223,371
Exercise of stock options and income tax benefit	2	—	48	—	—	48
Stock compensation expense	—	—	1,253	—	—	1,253
Stock issued	9	—	—	—	—	—
Dividend declared to shareholders ($0.2875 per share)	—	—	—	(5,102)	—	(5,102)
Avocados de Jalisco noncontrolling interest	—	—	—	—	273	273
Net loss attributable to Calavo Growers, Inc.	—	—	—	(3,068)	—	(3,068)
Balance, January 31, 2023	17,743	18	172,524	42,945	1,288	216,775

See accompanying notes to consolidated condensed financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of the business

Business

Calavo Growers, Inc. (referred to in this report as “Calavo”, the “Company”, “we’, “us” or “our”), is a global leader in the avocado industry and a provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers on a worldwide basis. We procure avocados from California, Mexico and other growing regions around the world. Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) create, process and package a portfolio of healthy fresh foods including fresh-cut fruit and vegetables, and prepared foods and (iii) process and package guacamole and salsa. We distribute our products both domestically and internationally and we report our operations in two different business segments: Grown and Prepared.

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

2. Information regarding our operations in different segments

We report our operations in two different business segments: Grown, and Prepared. The Grown segment consists of fresh avocados, tomatoes and papayas. The Prepared segment comprises all other products including fresh cut fruits and vegetables, ready-to-eat sandwiches, wraps, salads and snacks, guacamole, and salsa sold at retail and food service as well as avocado pulp sold to foodservice. These two business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate. We do not allocate assets, or specifically identify them, to our operating segments. Prior year information has been recast to conform with the new segment disclosures which was effective as of the third quarter of fiscal year 2022. The sales data in the following tables is presented in thousands:

	Three months ended January 31, 2023			Three months ended January 31, 2022

	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$102,621	$—	$102,621	$150,505	$—	$150,505
Tomatoes	13,631	—	13,631	9,987	—	9,987
Papayas	3,327	—	3,327	3,040	—	3,040
Other fresh income	17	—	17	25	—	25
Fresh-cut products	—	94,519	94,519	—	96,277	96,277
Guacamole	—	15,864	15,864	—	17,627	17,627
Salsa	—	446	446	—	421	421
Total gross sales	119,596	110,829	230,425	163,557	114,325	277,882
Less sales allowances	(1,527)	(2,374)	(3,901)	(972)	(2,215)	(3,187)
Less inter-company eliminations	(320)	—	(320)	(603)	—	(603)
Net sales	$117,749	$108,455	$226,204	$161,982	$112,110	$274,092

			Interco.
	Grown	Prepared	Elimins.	Total

	(All amounts are presented in thousands)
Three months ended January 31, 2023
Net sales	$118,069	$108,455	$(320)	$226,204
Cost of sales	108,588	103,504	(320)	211,772
Gross profit	$9,481	$4,951	$—	$14,432

Three months ended January 31, 2022
Net sales	$162,585	$112,110	$(603)	$274,092
Cost of sales	150,919	110,548	(603)	260,864
Gross profit	$11,666	$1,562	$—	$13,228

For the three months ended January 31, 2023 and 2022, intercompany sales and cost of sales of $0.3 million and $0.6 million between Grown products and Prepared products were eliminated.

Sales to customers outside the U.S. were approximately $7.6 million, and $7.1 million for the three months ended January 31, 2023 and 2022.

Our foreign operations in Mexico are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries in Mexico is the United States dollar (U.S. dollar). As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements and foreign currency transactions are recognized within cost of sales. We recognized foreign currency remeasurement gains in the current quarter. These gains were due primarily to certain long-term net peso receivables. Foreign currency remeasurement gains, net of losses, for the three months ended January 31, 2023 were $1.3 million. Foreign currency remeasurement losses, net of gains, for the three months ended January 31, 2022 were $0.6 million

The net carrying value of long-lived assets attributed to geographic areas as of January 31, 2023 and October 31, 2022, are as follows (in thousands):

	United States	Mexico	Consolidated
January 31, 2023	$79,177	$36,551	$115,728
October 31, 2022	$77,208	$36,102	$113,310

3.	Inventories

Inventories consist of the following (in thousands):

	January 31,	October 31,
	2023	2022

Fresh fruit	$19,298	$16,938
Packing supplies and ingredients	14,231	14,176
Finished prepared foods	10,563	7,716
Total	$44,092	$38,830

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions. Inventory includes reserves of $0.3 million and $0.5 million in slow moving and obsolete packing supply inventory as of January 31, 2023 and October 31, 2022.

4.	Related party transactions

Board of Directors

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. There were no avocados procured from entities owned or controlled by members of our Board of Directors for the three months ended January 31, 2023. For the three months ended January 31, 2022, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.2 million. We did not have any amounts payable to these Board members as of January 31, 2023, and October 31, 2022.

Agricola Don Memo, S.A. de C.V. (“Don Memo”)

Calavo and Agricola Belher (“Belher”) have an equal one-half ownership interest in Don Memo. Pursuant to a management service agreement, Belher, through its officers and employees, has day-to-day power and authority to manage the operations.

As of January 31, 2023, and October 31, 2022, we had an investment of $3.9 million and $3.8 million, representing Calavo’s 50% ownership in Don Memo, which was included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. For the three months ended January 31, 2023, we advanced an additional $0.9 million of preseason advances to Don Memo. As of January 31, 2023 and October 31, 2022, we had outstanding advances of $7.9 million and $7.0 million to Don Memo. In October 2020, we entered into an infrastructure loan agreement with Don Memo for up to $2.4 million secured by certain property and equipment of Don Memo. This infrastructure loan accrues interest at 7.25%. The total outstanding infrastructure loan balance at January 31, 2023 and at October 31, 2022, was $1.6 million ($0.4 million is included in prepaids and other current assets and $1.2 million in other assets). This infrastructure loan agreement will mature in fiscal 2024. During the three months ended January 31, 2023 and 2022, we incurred $5.0 million and $3.4 million of cost of sales to Don Memo pursuant to our purchase consignment agreement.

Belher

We make advances to Belher for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. We had grower advances due from Belher totaling $4.7 million and $4.5 million as of January 31, 2023 and October 31, 2022, which are netted against the grower payable. In addition, we had infrastructure advances due from Belher of $0.9 million as of January 31, 2023 and October 31, 2022. These infrastructure advances were recorded as a receivable in prepaid and other current assets as of January 31, 2023 and October 31, 2022. In July 2021, we made a bridge loan of $3.5 million to Belher. This loan is secured by certain farmland in Mexico and accrues interest at 10%. In the first quarter of fiscal 2022, this loan was amended to be due with installments of $0.9 million on July 31, 2022, $0.9 million on July 31, 2023 and $1.7 million on July 31, 2024. As part of this amended loan agreement, we can withhold payments on both the infrastructure advances and the bridge loan through the netting against the grower payable due to Belher. The total outstanding bridge loan balance at January 31, 2023 and at October 31, 2022, was $2.6 million ($0.9 million is included in prepaids and other current assets and $1.7 million in other assets). During the three months ended January 31, 2023 and 2022, we incurred $3.9 million and $3.4 million of cost of sales to Belher pursuant to our purchase consignment agreement.

Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”)

In August 2015, we entered into a Shareholder’s Agreement with various Mexican partners and created Avocados de Jalisco. Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. As of January 31, 2023, this entity was approximately 83% owned by Calavo and was consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico, which began operations in June of 2017. During the three months ended January 31, 2023 and 2022 we purchased approximately $3.7 million and $3.5 million of avocados from the partners of Avocados de Jalisco.

5.	Other assets and Intangibles

Other assets consist of the following (in thousands):

	January 31,	October 31,
	2023	2022
Mexican IVA (i.e. value-added) taxes receivable	$46,441	$43,625
Infrastructure advances to Agricola Belher	1,241	1,241
Bridge loan to Agricola Belher	1,700	1,700
Other	494	604
Total	$49,876	$47,170

Intangible assets consist of the following (in thousands):

		January 31, 2023			October 31, 2022
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	8 years	$17,340	$(11,719)	$5,621	$17,340	$(11,373)	$5,967
Trade names	8 years	4,060	(3,130)	930	4,060	(3,100)	960
Trade secrets/recipes	9 years	630	(630)	—	630	(626)	4
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$22,305	$(15,479)	$6,826	$22,305	$(15,099)	$7,206

We anticipate recording amortization expense of $1.1 million for the remainder of fiscal 2023, $1.5 million for fiscal year 2024, $1.5 million for fiscal year 2025, $1.5 million for fiscal year 2026, and $0.8 million thereafter.

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

Restricted Stock Awards

On November 3, 2022, our Chief Executive Officer (CEO) entered into an amendment to his employment agreement, which changed $100,000 of his guaranteed STIP cash bonus for fiscal 2022 to $100,000 worth of unrestricted Calavo common stock. On December 22, 2022, our CEO was granted 3,321 shares of unrestricted common stock. The closing share price of our common stock at the grant date was $30.12.

On December 1, 2022, our ten directors were granted 3,478 restricted shares each (for a total of 34,780 shares). These shares have full voting rights and participate in dividends as if unrestricted. The closing share price of our stock on such grant date was $34.51. As of November 1, 2023, these shares will vest and become unrestricted subject to the continued service of the director. The total recognized stock-based compensation expense for these grants was $0.2 million for the three months ended January 31, 2023.

A combined summary of restricted stock award activity, related to our 2011 and 2020 Plans, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2022	62	$42.88
Vested	(34)	$42.37
Granted	38	$34.13
Outstanding at January 31, 2023	66	$38.11	$2,125

The total recognized stock-based compensation expense for restricted stock was $0.7 million and $0.6 million for the three months ended January 31, 2023 and 2022. Total unrecognized stock-based compensation expense totaled $1.9 million as of January 31, 2023 and will be amortized through fiscal year 2024.

Restricted Stock Units (RSUs) and Performance Restricted Stock Units (PRSUs)

On December 1, 2022, we issued RSUs and PRSUs for officers and other members of management as part of our long-term incentive plan. The RSUs are time-based and vest annually in equal amounts over a three-year period. The PRSUs are based on three-year cumulative performance targets of net sales, adjusted EBITDA and return on invested capital and vest entirely at the third anniversary.  We granted 66,325 RSUs and 66,325 PRSUs at a grant stock price of $34.51.

Based on our current projections, we recognized approximately $0.5 million of stock-based compensation for the three months ended January 31, 2023 for all RSUs and PRSUs. As of January 31, 2023, there was $6.0 million of unrecognized stock-based compensation costs related to non-vested RSUs and PRSUs, which the Company expects to recognize over a weighted-average period of 2.1 years. The total fair value of the restricted stock units at January 31, 2023, is approximately $6.4 million.

The summary of RSU activity, related to our 2020 Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average	Aggregate
	Represented	Grant Price	Intrinsic Value
Outstanding at October 31, 2022	52	$39.17
Vested	(11)	37.49
Forfeited	(2)	$37.49
Granted	66	$34.51
Outstanding at January 31, 2023	105	$36.46	$3,350

The summary of PRSU activity, related to our 2020 Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average	Aggregate
	Represented	Grant Price	Intrinsic Value
Outstanding at October 31, 2022	31	$37.49
Forfeited	(4)	$37.49
Granted	66	$34.51
Outstanding at January 31, 2023	93	$35.41	$2,992

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

A summary of stock option activity, related to our 2011 and 2020 Plans, is as follows (in thousands, except for weighted-average exercise price):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2022	27	$44.67
Exercised	(2)	$23.48
Outstanding at January 31, 2023	25	$46.36	$—
Exercisable at January 31, 2023	15	$45.83	$—

At January 31, 2023, outstanding and exercisable stock options had a weighted-average remaining contractual term of 2.6 years. The total recognized and unrecognized stock-based compensation expense was insignificant for the three ended January 31, 2023 and 2022.

7.	Other events

Dividend payment

On December 14, 2022, we paid a $0.2875 per share dividend in the aggregate amount of $5.1 million to shareholders of record on November 16, 2022.

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

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approximately $138.4 million USD at January 31, 2023) related to Income Tax, Flat Rate Business Tax, and value added tax, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of January 31, 2023 to the amount of $3.08 billion Mexican pesos (approx. $163.9 million USD).  Additionally, the tax authorities have determined that we owe our employees profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $6.2 million USD at January 31, 2023). In August 2018, we filed an Administrative Appeal on the 2013 Assessment, appealing our case to the SAT’s central legal department in Michoacan.

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

On October 10, 2022, the Tax Court ruled in favor of CDM granting the definitive suspension, accepting the Administrative Guaranty and forcing the SAT to remove all liens placed on CDM fixed assets and bank accounts. These liens were removed in November 2022. The Court also recognized that the $3.1 billion peso assessment exceeds the economic capacity of CDM.

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Annulment Suit in the Tax Court, we also believe that it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT to agree to reach a settlement. In accordance with our cumulative probability analysis on uncertain tax positions, our recent settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we recorded a provision of $11 million USD, in the third quarter of fiscal 2021, as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We believe that this provision remains appropriate as of January 31, 2023 based on our cumulative probability analysis. We incurred $0.6 million of related professional fees for the three months ended January 31, 2023, which have been recorded in Expenses related to Mexican Tax matters.

8.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Year ended	Year ended
Avocados de Jalisco noncontrolling interest	January 31, 2023	January 31, 2022

Noncontrolling interest, beginning	$1,015	$1,368
Net income (loss) attributable to noncontrolling interest of Avocados de Jalisco	273	(117)
Noncontrolling interest, ending	$1,288	$1,251

9.	Earnings per share

Basic and diluted net income per share is calculated as follows (data in thousands, except per share data):

	Three months ended January 31,
	2023	2022
Numerator:
Net loss attributable to Calavo Growers, Inc.	$(3,068)	$(4,043)
Denominator:
Weighted average shares – Basic	17,673	17,653
Effect of dilutive securities – Restricted stock/units/options (1)	—	—
Weighted average shares – Diluted	17,673	17,653
Net loss per share attributable to Calavo Growers, Inc:
Basic	$(0.17)	$(0.23)
Diluted	$(0.17)	$(0.23)

(1)	For the three months ended January 31, 2023 and 2022, approximately 137,000 shares and 43,000 shares of common stock equivalents were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive since the Company reported a net loss, respectively.

10.	Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (“IVA”) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts recoverable from the Mexican government.

As of January 31, 2023, and October 31, 2022, CDM IVA receivables totaled $46.4 million (892.0 million Mexican pesos) and $43.6 million (865.4 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2023, the tax authorities began objecting to refund requests and supporting documentation that had previously been deemed acceptable to process a refund. Additionally, they are also contesting the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or other legal means.

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

In April 2022, the Tax Court issued the ruling for the months of July, August and September 2015 through which it was declared that the following resolutions were resolved:

●	It is recognized that CDM operates as a maquila under the authorization of the Ministry of Finance.

●	It is recognized that all bank deposits corresponding to the purchase of avocados on behalf of Calavo Growers Inc. (CGI), are subject to the maquila program and it is not accruable income for purposes of Income Tax nor activities subject to VAT.

●	It is recognized that VAT is recoverable, since CDM demonstrated the existence of operations carried under the maquila services.

●	Resolved that certain VAT amounts attributed to the purchase of certain packing materials are not recoverable as CDM was not the buyer on record and therefore did not pay for the materials, which approximated $6.9 million pesos (approximately $0.4 million USD).

In January 2023 the Federal Tax Court issued a definitive resolution confirming the ruling from April 2022, ordering SAT to refund approximately $18 million pesos (approx. $1.0 million USD at January 31, 2023) and confirming that the $6.9 million pesos (approx. $0.4 million USD at January 31, 2023) related to packing materials will not be recoverable. For the three months ended January 31, 2023, we recognized a reserve of $1.4 million USD for Mexican IVA tax receivables related to certain packing material vendors corresponding to the years 2013 and 2015. This reserve includes the amounts included in the January 2023 ruling as well as other similar receivables that are subject to proceedings in this same Federal Tax Court.

We believe that our operations in Mexico are properly documented, and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding IVA amounts. With assistance from our internationally recognized tax advisory firm, as of January 31, 2023, CDM has filed Administrative Appeals for months for which IVA refunds have been denied by the SAT, and will continue filing such appeals for any months for which refunds are denied in the future. Therefore, it is probable that the Mexican tax authorities will ultimately authorize the refund of the remaining IVA amounts.

11. Credit Facility

We have a revolving credit facility (the “Credit Facility”) with Bank of America, N.A. (Bank of America) as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arranger and sole bookrunner, and Farm Credit West (FCW), as joint lead arranger.

On November 1, 2022, we entered into a Seventh Amendment to our Credit Facility, which permitted us to declare cash dividends so long as (i) after giving effect to any such dividend a new Consolidated Dividend Adjusted Fixed Charge Coverage Ratio is not less than 1.20 to 1.00 and (ii) any such cash dividends are paid in the same fiscal quarter in which they are declared. Notwithstanding the foregoing restriction, we may declare and make a dividend payment in an amount not to exceed $5,200,000 on or before January 31, 2023.

As of January 31, 2023, we were in compliance with the financial covenants, and we expect to remain in compliance. As of January 31, 2023, approximately $26.0 million was available for borrowing, based on our borrowing base calculation discussed above. We have a letter of credit balance of $3.2 million as of January 31, 2023, that lowers the amount available per our Credit Facility.

The weighted-average interest rate under the Credit Facility was 6.2% and 4.9% at January 31, 2023, and October 31 2022, respectively.  Under the Credit Facility, we had $16.4 million and $1.2 million outstanding as of January 31, 2023 and October 31, 2022, and had standby letters-of-credit of $3.2 million as of January 31, 2023, and October 31, 2022.

12. Subsequent Events

Calavo Salsa Lisa

On March 6, 2023, we announced our plans to divest our salsa business in our Prepared segment. This divestiture and the below described restructuring are part of a broader set of organizational and strategic initiatives aimed at optimizing our processes, cost structure and how we operate to ensure that we continue to balance growth with profitability in a challenging industry environment marked by cost pressure driven by inflation and other factors.

We expect that the proposed divesture will result in (i) a reduction of our current workforce by approximately 13 employees, and (ii) approximately $0.3 million in writedowns of inventory and approximately $0.5 million in impairment of certain property plant and equipment. We estimate that approximately $0.4 million of impairment and other charges will be recorded in the second quarter of fiscal year 2023 if closing conditions are satisfied.

We expect predominantly all of the actions associated with the divestiture to be completed, and substantially all the associated charges and cash expenditures to be incurred, in the second quarter of fiscal year 2023.

The estimates of the charges and expenditures that we expect to incur in connection with the proposed divestiture, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the proposed divestiture.

Restructuring of Operations in Mexico and the United States

On March 6, 2023, we announced our plans to restructure certain corporate and administrative functions and consolidate activities in our Grown distribution network. We estimate that the proposed restructuring will incur approximately $1.9 million in charges and future cash expenditures, consisting primarily of cash expenditures related to severance payments and implementation costs. We expect predominantly all of the actions associated with the proposed restructuring to be completed, and substantially all the associated charges and cash expenditures to be incurred, in the second quarter of fiscal year 2023.

The estimates of the charges and expenditures that we expect to incur in connection with the proposed restructuring, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the proposed restructuring.

When the proposed restructuring is fully implemented, we expect to realize cash savings of approximately $1.2 million in operating expenses, primarily related to employee cash compensation and benefits, over the next 12 months.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended October 31, 2022 of Calavo Growers, Inc. (“we”, “Calavo”, or the “Company”).

Recent Developments

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

Calavo Salsa Lisa

On March 6, 2023, we announced our plans to divest our salsa business in our Prepared segment. This divestiture and the below described restructuring are part of a broader set of organizational and strategic initiatives aimed at optimizing our processes, cost structure and how we operate to ensure that we continue to balance growth with profitability in a challenging industry environment marked by cost pressure driven by inflation and other factors.

We expect that the proposed divesture will result in (i) a reduction of our current workforce by approximately 13 employees, and (ii) approximately $0.3 million in writedowns of inventory and approximately $0.5 million in impairment of certain property plant and equipment. We estimate that approximately $0.4 million of impairment and other charges will be recorded in the second quarter of fiscal year 2023 if closing conditions are satisfied.

We expect predominantly all of the actions associated with the divestiture to be completed, and substantially all the associated charges and cash expenditures to be incurred, in the second quarter of fiscal year 2023.

The estimates of the charges and expenditures that we expect to incur in connection with the proposed divestiture, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the proposed divestiture.

Restructuring of Operations in Mexico and the United States

On March 6, 2023, we announced our plans to restructure certain corporate and administrative functions and consolidate activities in our Grown distribution network. We estimate that the proposed restructuring will incur approximately $1.9 million in charges and future cash expenditures, consisting primarily of cash expenditures related to severance payments and implementation costs. We expect predominantly all of the actions associated with the proposed restructuring to be completed, and substantially all the associated charges and cash expenditures to be incurred, in the second quarter of fiscal year 2023.

The estimates of the charges and expenditures that we expect to incur in connection with the proposed restructuring, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the proposed restructuring.

When the proposed restructuring is fully implemented, we expect to realize cash savings of approximately $1.2 million in operating expenses, primarily related to employee cash compensation and benefits, over the next 12 months.

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

In January 2023 the Federal Tax Court issued a definitive resolution confirming the ruling from April 2022, ordering SAT to refund approximately $18 million pesos (approx. $1.0 million USD at January 31, 2023) and confirming that the $6.9 million pesos (approx. $0.4 million USD at January 31, 2023) related to packing materials will not be recoverable. For the three months ended January 31, 2023, we recognized a reserve of $1.4 million for Mexican IVA tax receivables related to certain packing material vendors corresponding to the years 2013 and 2015. This reserve includes the amounts included in the January 2023 ruling as well as other similar receivables that are subject to proceedings in this same Federal Tax Court.

We believe that our operations in Mexico are properly documented, and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding IVA amounts. With assistance from our internationally recognized tax advisory firm, as of January 31, 2023, CDM has filed Administrative Appeals for months for which IVA refunds have been denied by the SAT, and will continue filing such appeals for any months for which refunds are denied in the future. Therefore, it is probable that the Mexican tax authorities will ultimately authorize the refund of the remaining IVA amounts.

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

There have been no material changes in our critical accounting estimates during the three months ended January 31, 2023, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2022.

Non-GAAP Financial Measures

The below tables include non-GAAP measures EBITDA, adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per diluted share, which are not prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.”

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

Adjusted net income (loss) is defined as net income (loss) attributable to Calavo Growers, Inc. excluding (1) non-cash net losses recognized from unconsolidated entities, (2) goodwill impairment, (3) write-off of long-lived assets, (4) acquisition-related costs, (5) restructuring-related costs, including certain severance costs, (6) certain litigation and other related costs, and (7) one-time items. Adjusted net income (loss) and the related measure of adjusted net income (loss) per diluted share exclude certain items that are recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. We believe adjusted net income (loss) affords investors a different view of the overall financial performance of the Company than adjusted EBITDA and the GAAP measure of net income (loss) attributable to Calavo Growers, Inc.

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

Non-GAAP information should be considered as supplemental in nature and not as a substitute for, or superior to, any measure of performance prepared in accordance with GAAP. None of these metrics are presented as measures of liquidity. The way the Company measures EBITDA, adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per diluted share may not be comparable to similarly titled measures presented by other companies and may not be identical to corresponding measures used in Company agreements.

Adjusted Net Income (Non-GAAP, Unaudited)

The following table presents adjusted net income (loss) and adjusted net income (loss) per diluted share, each a non-GAAP measure, and reconciles them to net income (loss) attributable to Calavo Growers, Inc., and Diluted EPS, which are the most directly comparable GAAP measures. See “Non-GAAP Financial Measures” above (in thousands, except per share amounts).

	Three months ended January 31,
	2023	2022
Net loss attributable to Calavo Growers, Inc.	$(3,068)	$(4,043)
Non-GAAP adjustments:
Non-cash losses (income) recognized from unconsolidated entities (a)	(156)	535
Net loss on Limoneira shares (b)	—	2,130
Rent expense add back (c)	108	108
Restructure costs - consulting, management recruiting and severance (d)	203	1,118
Expenses related to Mexican tax matters (e)	2,048	367
Impairment, losses and charges related to property, plant and equipment (f)	—	654
Tax impact of adjustments (g)	(551)	(1,238)
Adjusted net loss attributed to Calavo Growers, Inc.	$(1,416)	$(369)

Calavo Growers, Inc.’s net loss per share:
Diluted EPS (GAAP)	$(0.17)	$(0.23)
Adjusted net loss per diluted share	$(0.08)	$(0.02)

Number of shares used in per share computation:
Diluted	17,673	17,653
(a)	For the three months ended January 31, 2023 and 2022, we realized income of $0.2 million and losses of $0.5 million from Agricola Don Memo.
(b)	For the three months ended January 31, 2022, we recorded $2.1 million in unrealized losses related to these mark-to-market adjustments. At October 27, 2022, we sold our entire investment in Limoneira.
(c)	For the three months ended January 31, 2023 and 2022, we incurred $0.1 million related to rent paid for Prepared’s former corporate office space that we have vacated and plan to sublease.
(d)	For the three months ended January 31, 2023 and 2022, we recorded $0.2 million and $1.1 million of expenses related to an enterprise-wide strategic business restructuring to improve the profitability of the organization and efficiency of our operations.
(e)	For the three months ended January 31, 2023 and 2022, we incurred $0.6 million and $0.4 million of professional fees related to the Mexican tax matters. For the three months ended January 31, 2023, we recognized a reserve of $1.4 million related to the collectability of IVA receivables. See Note 10 for mor information.
(f)	On October 18, 2021, we announced the closure of RFG’s food processing operations at our Green Cove Springs (near Jacksonville), Florida facility, as part of our Project Uno profit improvement program. As of November 15, 2021, the Green Cove facility of RFG ceased operations. We incurred $0.7 million of expenses in the first quarter of fiscal 2022, related to the closure of this facility.

(g)	Tax impact of non-GAAP adjustments are based on effective year-to-date tax rates.

Reconciliation of EBITDA and Adjusted EBITDA (Non-GAAP, Unaudited)

The following table presents EBITDA and adjusted EBITDA, each a non-GAAP measure, and reconciles them to net income (loss) attributable to Calavo Growers, Inc., which is the most directly comparable GAAP measure. See “Non-GAAP Financial Measures” above (in thousands, except per share amounts).

	Three months ended January 31,
	2023	2022
Net loss attributable to Calavo Growers, Inc.	$(3,068)	$(4,043)
Interest Income	(273)	(133)
Interest Expense	416	327
Provision for Income Taxes	(1,080)	(1,160)
Depreciation & Amortization	4,166	4,312
Stock-Based Compensation	1,253	556
EBITDA	$1,414	$(141)

Adjustments:
Non-cash losses recognized from unconsolidated entities (a)	(156)	535
Net loss on Limoneira shares (b)	—	2,130
Rent expense add back (c)	108	108
Restructure costs - consulting and management recruiting and severance (d)	203	1,118
Expenses related to Mexican tax matters (e)	2,048	367
Impairment, losses and charges related to property, plant and equipment (f)	—	618
Adjusted EBITDA	$3,617	$4,735

See prior page for footnote references

Net Sales

The following table summarizes our net sales by business segment for each of the three months ended January 31, 2023 and 2022:

	Three months ended January 31,
	2023	Change	2022
Gross sales:
Grown	$118,069	(27)%	$162,585
Prepared	108,455	(3)%	112,110
Less intercompany eliminations	(320)	(47)%	(603)
Total net sales	$226,204	(17)%	$274,092

As a percentage of sales:
Grown	52.1%		59.2%
Prepared	47.9%		40.8%
	100.0%		100.0%

Results of Operations

Summary

Net sales for the three months ended January 31, 2023, compared to the corresponding period in fiscal 2022, decreased by $47.9 million, or approximately 17%. This decrease was across both segments.

For the three months ended January 31, 2023, the decrease in Grown product sales was primarily due to a decrease in price per unit of avocados offset by higher sales volume due to higher volumes of available fruit. For the three months ended January 31, 2023, the decrease in Prepared product sales was due primarily to decreased sales volume from fresh-cut fruit products and guacamole products.

Our Grown and Prepared segments of our business are subject to seasonal trends which can impact the volume and/or quality of raw materials sourced in any particular quarter.

Grown products

First Quarter 2023 vs. First Quarter 2022

Net sales for the Grown products business decreased by approximately $44.5 million, or 27%, for the first quarter of fiscal 2023 compared to the corresponding period in fiscal 2022. The decrease in Grown product sales during the first quarter of fiscal 2023 was primarily related to lower sales prices of avocados due to higher overall supply of avocados in the marketplace. Partially offsetting this decrease, tomato sales increased due to an increase in sales prices per carton, due to lower supply of tomatoes in the marketplace.

Sales of avocados decreased $48.4 million, or 32%, for the first quarter of 2023 compared to the prior year period. The average avocado sales price per carton decreased 35% compared to the prior year period. The decrease in the sales price per carton was mainly due to an industry-wide increase in supply of avocados in the marketplace. The volume of avocados sold in the first quarter of 2023 increased 3% compared to the prior year period.

Sales of tomatoes increased $3.6 million, or 36%, for the first quarter of 2023, when compared to the prior year period. The increase in tomato sales was primarily due to a 33% increase in the sales price per carton, due to lower supply of tomatoes in the marketplace.

Prepared products

First Quarter 2023 vs. First Quarter 2022

Net sales for the Prepared products business decreased by approximately $3.7 million, or 3%, for the three months ended January 31, 2023 compared to the corresponding period in fiscal 2022. This decrease in Prepared product sales during the three months ended January 31, 2023 was primarily related to lower sales volume of fresh-cut fruit & vegetables, prepared foods and guacamole products.

Net sales for fresh-cut products decreased $1.8 million, or 2%, for the quarter ended January 31, 2022 compared to the corresponding period in fiscal 2022. This decrease was primarily driven by lower sales volume of 12%, partially offset by an increase of 11% of sales prices. Net sales for guacamole products decreased $2.0 million, or 12%, for the quarter ended January 31, 2023 compared to the corresponding period in fiscal 2022, primarily due to a decrease in the total volume of pounds sold.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three months ended January 31, 2023 and 2022:

	Three months ended January 31,
	2023	Change	2022

Gross profit (loss):
Grown	$9,481	(19)%	$11,666
Prepared	4,951	217%	1,562
Total gross profit	$14,432	9%	$13,228

Gross profit (loss) percentages:
Grown	8.0%		7.2%
Prepared	4.6%		1.4%
Consolidated	6.4%		4.8%

Summary

Our cost of goods sold consists predominantly of ingredient costs (fruit, vegetables and other food products), packing materials, freight and handling, labor and overhead (including depreciation) associated with packing, distributing and/or preparing food products, and other direct expenses pertaining to products sold.

Gross profit increased by approximately $1.2 million, or 9%, for the first quarter of fiscal 2023 compared to the corresponding period in fiscal 2022. The increase was primarily attributable to a gross profit increase in the Prepared segment, partially offset, by a gross profit decrease in the Grown segment.

Grown products

The decrease in our Grown products gross profit for the quarter ended January 31, 2023 was the result of decreased gross profit for avocados, partially offset, by a gross profit increase in tomatoes. Overall gross profit decreased for avocados as did gross profit per carton, while the overall gross profit percentage increased. For the first quarter of fiscal 2023, the gross profit percentage for avocados was 7.9% compared to 7.1% for the first quarter of 2022. The increase in gross profit percentage was largely a formulaic result as the decrease in sales prices for avocados was proportionately greater than the decrease in gross profit per case.

Gross profit for the quarter was also affected by the strengthening of the U.S. dollar in relation to the Mexican peso during the quarter, resulting in a $1.3 million net gain related the remeasurement of peso-dominated net assets at our Mexican subsidiaries. This is in comparison to a remeasurement loss of $0.6 million for the same period last year.

Note that any additional significant fluctuations in the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profits for our Grown products segment.

Prepared products

The increase in our Prepared products gross profit for the three months ended January 31, 2023 was the result of increased gross profit for fresh-cut fruit & vegetables, prepared foods and guacamole products.

Fresh-cut fruit & vegetables and prepared foods products gross profit percentage for the three months ended January 31, 2023 was 1.4%, compared to a loss of (0.7)% for the same prior year period. The increases in gross profit for the three months ended January 31, 2023 were mainly due to increased sales prices, a reduction in distribution expenses, and labor productivity.

Guacamole products gross profit percentage for the three months ended January 31, 2023 was 25.9%, compared to a gross profit of 14.4% for the prior year period. The increase in guacamole products gross profit was due primarily to lower raw product fruit costs and lower manufacturing costs. Any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profit for our Prepared segment.

Selling, General and Administrative

	Three months ended January 31,
	2023	Change	2022

	(Dollars in thousands)
Selling, general and administrative	$16,353	7%	$15,283
Percentage of net sales	7.2%		5.6%

Selling, general and administrative expenses of $16.4 million for the three months ended January 31, 2023 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $1.1 million, or 8%, for the three months ended January 31, 2023 compared to the prior year period. This increase was primarily due to an increase in salaries and benefits primarily related to the investment in key personnel ($1.0 million), and an increase in stock-based compensation ($0.7 million), partially offset by a decrease in consulting services related to Project Uno ($0.9 million).

Loss from unconsolidated entities

	Three months ended January 31,
	2023	Change	2022

	(Dollars in thousands)
Income (loss) from unconsolidated entities	$156	(129)%	$(535)

Income (loss) from unconsolidated entities includes our participation in earnings or losses from our investments in Don Memo. For the three months ended January 31, 2023 and 2022 we realized income of $0.2 million and losses of $0.5 million from Agricola Don Memo, respectively.

Income Taxes Benefit

	Three months ended January 31,
	2023	Change	2022

Income tax benefit	$1,080	(7)%	$1,160
Effective tax rate	27.9%		21.8%

Our tax provision is determined using an estimated annual effective tax rate and is adjusted for discrete taxable events that may occur during the quarter.

Liquidity and Capital Resources

Cash used in operating activities was $5.9 million for the three months ended January 31, 2023, compared to cash provided by operating activities of $2.4 million for the corresponding period in fiscal 2022. Cash provided by operating activities for the three months ended January 31, 2023 reflect primarily our net loss of $2.8 million, plus add-backs for non-cash activities (depreciation and amortization, stock-based compensation expense, provision for losses on accounts receivable, losses from unconsolidated entities, loss on disposal of property, plant and equipment, and gain on the sale of the Temecula packinghouse) of $6.7 million and net cash used in the components of our working capital of approximately $9.7 million.

Decreases in operating cash flows caused by working capital changes include an increase in inventory of $5.3 million, an increase in other assets of $4.1 million, a decrease in payable to growers of $4.1 million, an increase in accounts receivable of $3.2 million, an increase in prepaid expenses and other current assets of $2.1 million, and an increase in income taxes receivable of $0.7 million, partially offset by a net increase in accounts payable, accrued expenses and other liabilities of $7.0 million and a decrease in advances to suppliers of $2.7 million.

The increase in our inventory as of January 31, 2023, when compared to October 31, 2022, is primarily due to higher inventory of Mexican Avocados. The decrease in payable to growers is mostly due to decreased cost per unit, resulting from increased supply for Mexican avocados in the month of January 2023 compared to October 2022. The increase in our accounts receivable is due to an increase in sales for the month of January 2023 compared to October 2022. The increase in other assets as of January 31, 2023, when compared to October 31, 2022, is primarily due to an increase in Mexican IVA taxes receivable. The increase in income taxes receivable is due to the tax impact of the first quarter of fiscal 2023 results. The increase in accounts payable, accrued expenses and other liabilities is primarily related to an increase in payables related to an increase in sales volume in January 2023 compared to October 2022. The decrease in advances to suppliers is mainly due to the offsetting liabilities incurred on the sales of tomatoes to our consignment growers.

Cash used in investing activities was $5.2 million for the three months ended January 31, 2023, which related to purchases of property, plant, and equipment.

Cash provided by financing activities was $9.7 million for the three months ended January 31, 2023, which related principally to net receipts on our credit facilities totaling $15.2 million, partially offset by the payment of a $5.1 million dividend and payments on long-term obligations of $0.4 million.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of January 31, 2023 and October 31, 2022 totaled $1.8 million and $3.1 million. Our working capital at January 31, 2023 was $27.8 million, compared to $23.7 million at October 31, 2022.

We believe that cash flows from operations, the available Credit Facility, and other sources will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for at least the next twelve months. We will continue to pursue grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel growth in each of our business segments. We have a revolving credit facility with Bank of America as administrative agent and Farm Credit West as joint lead arranger. Under the terms of this agreement, we may draw on funds for both working capital and long-term productive asset purchases. Total credit available under this agreement, subject to borrowing base calculations, is $80 million, and it expires in January 2026. For our Credit Facility the weighted-average interest rate was 6.2% and 4.9% at January 31, 2023 and October 31, 2022. Under the Credit Facility we had $16.4 million and $1.2 million outstanding as January 31, 2023 and October 31, 2022.

On November 1, 2022, we entered into a Seventh Amendment to our Credit Facility, which permitted us to declare cash dividends so long as (i) after giving effect to any such dividend a new Consolidated Dividend Adjusted Fixed Charge Coverage Ratio is not less than 1.20 to 1.00 and (ii) any such cash dividends are paid in the same fiscal quarter in which they are declared. Notwithstanding the foregoing restriction, we may declare and make a dividend payment in an amount not to exceed $5,200,000 on or before January 31, 2023.

As of January 31, 2023, we were in compliance with the financial covenants as in effect on that date, and we expect to remain in compliance. As of January 31, 2023, approximately $26.0 million was available for borrowing based on our borrowing base calculation discussed above.

Contractual Commitments

There have been no other material changes to our contractual commitments from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2022. For a summary of the contractual commitments at October 31, 2022, see Part II, Item 7, in our 2021 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our Credit Facility, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2023.

(All amounts in thousands)	Expected maturity date January 31,
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Assets
Restricted cash, cash and cash equivalents (1)	$1,797	$—	$—	$—	$—	$—	$1,797	$1,797
Accounts receivable (1)	62,233	—	—	—	—	—	62,233	62,233
Advances to suppliers (1)	9,754	—	—	—	—	—	9,754	9,754

Liabilities
Payable to growers (1)	$16,119	$—	$—	$—	$—	$—	$16,119	$16,119
Accounts payable (1)	17,421	—	—	—	—	—	17,421	17,421
Borrowings pursuant to credit facilities (1)	—	—	16,400	—	—	—	16,400	16,400
(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, and accounts payable approximate their fair value due to the short maturity of these financial instruments and the carrying amount of borrowings pursuant to credit facilities approximates fair market value due to the variable rate of interest.

We were not a party to any derivative instruments during the fiscal year. It is currently our practice not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy Mexican cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Management does, however, evaluate this opportunity from time to time. Total foreign currency remeasurement gains for the three months ended January 31, 2023, net of losses, was $1.3 million. Total foreign currency remeasurement losses for the three months ended January 31, 2022, net of gains, was $0.6 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation arising in the ordinary course of our business. We have provided information about certain legal proceedings in which we are involved in Note 7 to the consolidated condensed financial statements included in this Quarterly Report for further information.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2022.  Except as set forth below, there have been no material changes from the risk factors set forth in such Annual Report on Form 10-K.  However, the risks and uncertainties that we face are not limited to those set forth in the 2022 Form 10-K.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

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

101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of January 31, 2023 and October 31, 2022; (2) Consolidated Condensed Statements of Operations for the three months ended January 31, 2023 and 2022; (3) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2023 and 2022; (4) Consolidated Statements of Shareholders’ Equity for the three months ended January 31, 2023 and 2022; and (5) Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: March 6, 2023
	By	/s/ Brian Kocher
Brian Kocher
President and Chief Executive Officer (Principal Executive Officer)

Date: March 6, 2023
	By	/s/ Shawn Munsell
Shawn Munsell
Chief Financial Officer (Principal Financial Officer)