Form 10-Q
period 2023-04-30
CALAVO GROWERS INC
filed 2023-06-06
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

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

Registrant's number of shares of common stock outstanding as of May 31, 2023 was 17,784,326

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

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED, in thousands)

	April 30,	October 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$4,198	$2,060
Restricted cash	—	1,074
Accounts receivable, net of allowances of $3,438 (2023) and $4,199 (2022)	68,827	59,016
Inventories	42,818	38,830
Prepaid expenses and other current assets	11,296	8,868
Advances to suppliers	13,271	12,430
Income taxes receivable	4,330	3,396
Total current assets	144,740	125,674
Property, plant, and equipment, net	115,086	113,310
Operating lease right-of-use assets	51,265	54,518
Investments in unconsolidated entities	3,882	3,782
Deferred income taxes	5,586	5,433
Goodwill	28,653	28,653
Intangibles, net	6,450	7,206
Other assets	51,496	47,170
	$407,158	$385,746
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$26,834	$20,223
Trade accounts payable	19,176	10,436
Accrued expenses	50,247	51,795
Other current liabilities	11,000	11,000
Current portion of operating leases	6,832	6,925
Current portion of long-term obligations and finance leases	1,693	1,574
Total current liabilities	115,782	101,953
Long-term liabilities:
Borrowings pursuant to credit facilities, long-term	22,200	1,200
Long-term operating leases, less current portion	48,862	52,140
Long-term obligations and finance leases, less current portion	4,839	4,447
Other long-term liabilities	2,284	2,635
Total long-term liabilities	78,185	60,422
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,784 (2023) and 17,732 (2022) shares issued and outstanding)	18	18
Additional paid-in capital	174,674	171,223
Noncontrolling interest	1,323	1,015
Retained earnings	37,176	51,115
Total shareholders' equity	213,191	223,371
	$407,158	$385,746

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,
	2023	2022	2023	2022

Net sales	$244,689	$331,418	$470,893	$605,510
Cost of sales	229,652	309,677	441,424	570,541
Gross profit	15,037	21,741	29,469	34,969
Selling, general and administrative	18,076	16,551	34,429	31,745
Expenses related to Mexican tax matters	386	478	2,434	845
Impairment and charges related to Florida facility closure	—	305	—	959
Operating income (loss)	(3,425)	4,407	(7,394)	1,420
Interest expense	(273)	(460)	(689)	(787)
Other income, net	278	496	632	1,155
Unrealized net loss on Limoneira shares	—	(4,898)	—	(7,028)
Loss before income taxes and loss from unconsolidated entities	(3,420)	(455)	(7,451)	(5,240)
Income tax benefit (expense)	(484)	187	596	1,347
Net income (loss) from unconsolidated entities	(56)	(8)	100	(543)
Net loss	(3,960)	(276)	(6,755)	(4,436)
Add: Net loss (income) attributable to noncontrolling interest	(35)	85	(308)	202
Net loss attributable to Calavo Growers, Inc.	$(3,995)	$(191)	$(7,063)	$(4,234)

Calavo Growers, Inc.’s net loss per share:
Basic	$(0.23)	$(0.01)	$(0.40)	$(0.24)
Diluted	$(0.23)	$(0.01)	$(0.40)	$(0.24)

Number of shares used in per share computation:
Basic	17,721	17,664	17,697	17,659
Diluted	17,721	17,664	17,697	17,659

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended April 30,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(6,755)	$(4,436)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,453	8,405
Non-cash operating lease expense	45	61
Net loss (income) from unconsolidated entities	(100)	543
Realized and unrealized net loss on Limoneira shares	—	7,028
Divesture of Calavo Salsa Lisa	624	—
Impairment and non-cash charges related to closure of Florida facility	—	317
Provision for uncollectible Mexican IVA taxes receivable	1,404	—
Stock-based compensation expense	3,403	1,368
Gain on sale of Temecula packinghouse	(108)	(108)
Loss (gain) on disposal of property, plant, and equipment	40	—
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(9,811)	(24,287)
Inventories	(4,377)	(12,950)
Prepaid expenses and other current assets	(1,656)	13
Advances to suppliers	87	(1,211)
Income taxes receivable/payable	(934)	2,860
Other assets	(7,430)	(1,645)
Payable to growers	6,611	29,072
Trade accounts payable, accrued expenses and other liabilities	6,726	16,302
Net cash provided by (used in) operating activities	(3,778)	21,332
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(8,461)	(3,787)
Net cash used in investing activities	(8,461)	(3,787)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(6,876)	(20,330)
Proceeds from revolving credit facility	130,800	168,800
Payments on revolving credit facility	(109,800)	(164,600)
Payments of minimum withholding taxes on net share settlement of equity awards	—	(95)
Payments on long-term obligations and finance leases	(869)	(956)
Proceeds from stock option exercises	48	47
Net cash provided (used in) by financing activities	13,303	(17,134)
Net increase in cash, cash equivalents and restricted cash	1,064	411
Cash, cash equivalents and restricted cash, beginning of period	3,134	2,855
Cash, cash equivalents and restricted cash, end of period	$4,198	$3,266
Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$1,097	$—
Property, plant, and equipment included in trade accounts payable and accrued expenses	$310	$878

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2021	17,686	$18	$168,133	$57,364	$1,368	$226,883
Exercise of stock options and income tax benefit	2	—	47	—	—	47
Payment of min. withholding of taxes on net share settlement of equity awards	—	—	(44)	—	—	(44)
Stock compensation expense	—	—	556	—	—	556
Restricted stock issued	28	—	—	—	—	—
Avocados de Jalisco noncontrolling interest	—	—	—	—	(117)	(117)
Net loss attributable to Calavo Growers, Inc.	—	—	—	(4,043)	—	(4,043)
Balance, January 31, 2022	17,716	18	168,692	53,321	1,251	223,282
Stock compensation expense	—	—	812	—	—	812
Restricted stock issued	26	—	—	—	—	—
Payments of minimum withholding taxes on net share settlement of equity awards	—	—	(51)	—	—	(51)
Avocados de Jalisco noncontrolling interest	—	—	—	—	(85)	(85)
Net loss attributable to Calavo Growers, Inc.	—	—	—	(191)	—	(191)
Balance, April 30, 2022	17,742	$18	$169,453	$53,130	$1,166	$223,767

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2022	17,732	$18	$171,223	$51,115	$1,015	$223,371
Exercise of stock options and income tax benefit	2	—	48	—	—	48
Stock compensation expense	—	—	1,253	—	—	1,253
Stock issued	9	—	—	—	—	—
Dividend declared to shareholders (0.2875 per share)	—	—	—	(5,102)	—	(5,102)
Avocados de Jalisco noncontrolling interest	—	—	—	—	273	273
Net loss attributable to Calavo Growers, Inc.	—	—	—	(3,068)	—	(3,068)
Balance, January 31, 2023	17,743	18	172,524	42,945	1,288	216,775
Stock compensation expense	—	—	2,150	—	—	2,150
Stock issued	41	—	—	—	—	—
Dividend declared to shareholders (0.10 per share)	—	—	—	(1,774)	—	(1,774)
Avocados de Jalisco noncontrolling interest	—	—	—	—	35	35
Net loss attributable to Calavo Growers, Inc.	—	—	—	(3,995)	—	(3,995)
Balance, April 30, 2023	17,784	$18	$174,674	$37,176	$1,323	$213,191

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

Basis of Presentation

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

	Three months ended April 30, 2023			Three months ended April 30, 2022

	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$122,907	$—	$122,907	$191,754	$—	$191,754
Tomatoes	16,376	—	16,376	17,353	—	17,353
Papayas	2,528	—	2,528	2,743	—	2,743
Other fresh income	50	—	50	8	—	8
Fresh-cut products	—	87,919	87,919	—	102,986	102,986
Guacamole	—	18,688	18,688	—	19,742	19,742
Salsa	—	261	261	—	403	403
Total gross sales	141,861	106,868	248,729	211,858	123,131	334,989
Less sales allowances	(1,188)	(2,480)	(3,668)	(861)	(2,224)	(3,085)
Less inter-company eliminations	(372)	—	(372)	(486)	—	(486)
Net sales	$140,301	$104,388	$244,689	$210,511	$120,907	$331,418

	Six months ended April 30, 2023			Six months ended April 30, 2022

	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$225,530	$—	$225,530	$342,258	$—	$342,258
Tomatoes	30,007	—	30,007	27,340	—	27,340
Papayas	5,855	—	5,855	5,783	—	5,783
Other fresh income	65	—	65	33	—	33
Fresh-cut products	—	182,438	182,438	—	199,263	199,263
Guacamole	—	34,552	34,552	—	37,371	37,371
Salsa	—	707	707	—	824	824
Total gross sales	261,457	217,697	479,154	375,414	237,458	612,872
Less sales allowances	(2,715)	(4,854)	(7,569)	(1,832)	(4,440)	(6,272)
Less inter-company eliminations	(692)	—	(692)	(1,090)	—	(1,090)
Net sales	$258,050	$212,843	$470,893	$372,492	$233,018	$605,510

			Interco.
	Grown	Prepared	Elimins.	Total

	(All amounts are presented in thousands)
Three months ended April 30, 2023
Net sales	$140,673	$104,388	$(372)	$244,689
Cost of sales	128,074	101,950	(372)	229,652
Gross profit	$12,599	$2,438	$—	$15,037

Three months ended April 30, 2022
Net sales	$210,997	$120,907	$(486)	$331,418
Cost of sales	192,841	117,322	(486)	309,677
Gross profit	$18,156	$3,585	$—	$21,741

			Interco.
	Grown	Prepared	Elimins.	Total

	(All amounts are presented in thousands)
Six months ended April 30, 2023
Net sales	$258,742	$212,843	$(692)	$470,893
Cost of sales	236,662	205,454	(692)	441,424
Gross profit	$22,080	$7,389	$—	$29,469

Six months ended April 30, 2022
Net sales	$373,582	$233,018	$(1,090)	$605,510
Cost of sales	343,760	227,871	(1,090)	570,541
Gross profit	$29,822	$5,147	$—	$34,969

For the three months ended April 30, 2023 and 2022, intercompany sales and cost of sales of $0.4 million and $0.5 million between Grown products and Prepared products were eliminated. For the six months ended April 30, 2023 and 2022, intercompany sales and cost of sales of $0.7 million and $1.1 million between Grown products and Prepared products were eliminated.

Sales to customers outside the U.S. were approximately $7.9 million, and $8.3 million for the three months ended April 30, 2023 and 2022. Sales to customers outside the U.S. were approximately $15.5 million, and $15.4 million for the six months ended April 30, 2023 and 2022.

Our foreign operations in Mexico are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries in Mexico is the United States dollar (U.S. dollar). As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements and foreign currency transactions are recognized within cost of sales. We recognized foreign currency remeasurement gains in the current quarter. These gains were due primarily to certain long-term net peso receivables. Foreign currency remeasurement gains, net of losses, for the three and six months ended April 30, 2023 were $0.9 million and $2.2 million respectively. Foreign currency remeasurement losses, net of gains, for the three and six months ended April 30, 2022 were $0.3 million and $0.9 million respectively.

The net carrying value of long-lived assets attributed to geographic areas as of April 30, 2023 and October 31, 2022, are as follows (in thousands):

	United States	Mexico	Consolidated
April 30, 2023	$78,732	$36,354	$115,086
October 31, 2022	$77,208	$36,102	$113,310

3.	Inventories

Inventories consist of the following (in thousands):

	April 30,	October 31,
	2023	2022

Fresh fruit	$19,459	$16,938
Packing supplies and ingredients	12,980	14,176
Finished prepared foods	10,379	7,716
Total	$42,818	$38,830

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions. Inventory includes reserves of $0.4 million and $0.5 million in slow moving and obsolete packing supply inventory as of April 30, 2023 and October 31, 2022.

4.	Related party transactions

Board of Directors

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. For the three months ended April 30, 2023 and 2022, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.2 million and $1.4 million. For the six months ended April 30, 2023 and 2022, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.2 million and $1.6 million. Amounts payable to these Board members were $0.2 million as of April 30, 2023. We did not have any amounts payable to these Board members as of October 31, 2022. We have not procured any avocados from entities affiliated with our newly appointed Chief Executive Officer through April 30, 2023.

Agricola Don Memo, S.A. de C.V. (“Don Memo”)

Calavo and Agricola Belher (“Belher”) have an equal one-half ownership interest in Don Memo. Pursuant to a management service agreement, Belher, through its officers and employees, has day-to-day power and authority to manage the operations.

As of April 30, 2023, and October 31, 2022, we had an investment of $3.9 million and $3.8 million, representing Calavo’s 50% ownership in Don Memo, which was included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. For the three and six months ended April 30, 2023, we advanced an additional $3.0 million and $3.9 million of preseason advances to Don Memo, respectively. As of April 30, 2023 and October 31, 2022, we had outstanding advances of $6.7 million and $7.0 million to Don Memo. In October 2020, we entered into an infrastructure loan agreement with Don Memo for up to $2.4 million secured by certain property and equipment of Don Memo. This infrastructure loan accrues interest at 7.25%. The total outstanding infrastructure loan balance at April 30, 2023 and at October 31, 2022, was $1.6 million ($0.4 million is included in prepaids and other current assets and $1.2 million in other assets). This infrastructure loan agreement will mature in fiscal 2024. During the three months ended April 30, 2023 and 2022, we incurred $0.2 million and $0.5 million of cost of sales to Don Memo pursuant to our purchase consignment agreement. During the six months ended April 30, 2023 and 2022, we incurred $5.2 million and $3.9 million of cost of sales to Don Memo pursuant to our purchase consignment agreement.

Belher

We make advances to Belher for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. We had grower advances due from Belher totaling $4.7 million and $4.5 million as of April 30, 2023 and October 31, 2022, which are netted against the grower payable. In addition, we had infrastructure advances due from Belher of $0.9 million as of October 31, 2022. These infrastructure advances were recorded as a receivable in prepaid and other current assets as of October 31, 2022. In July 2021, we made a bridge loan of $3.5 million to Belher. This loan is secured by certain farmland in Mexico and accrues interest at 10%. In the first quarter of fiscal 2022, this loan was amended to be due with installments of $0.9 million on July 31, 2022, $0.9 million on July 31, 2023 and $1.7 million on July 31, 2024. As part of this amended loan agreement, we can withhold payments on both the infrastructure advances and the bridge loan through the netting against the grower payable due to Belher. The total outstanding bridge loan balance at April 30, 2023, was $1.7 million, which is included in prepaids and other current assets. The total outstanding bridge loan balance at October 31, 2022, was $2.6 million ($0.9 million is included in prepaids and other current assets and $1.7 million in other assets). During the three months ended April 30, 2023 and 2022, we incurred $10.3 million and $14.6 million of cost of sales to Belher pursuant to our purchase consignment agreement. During the six months ended April 30, 2023 and 2022, we incurred $14.2 million and $18.0 million of cost of sales to Belher pursuant to our purchase consignment agreement.

Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”)

In August 2015, we entered into a Shareholder’s Agreement with various Mexican partners and created Avocados de Jalisco. Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. As of April 30, 2023, this entity was approximately 83% owned by Calavo and was consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico, which began operations in June of 2017. During the three months ended April 30, 2023 we purchased approximately $0.6 million of avocados from the partners of Avocados de Jalisco. During the six months ended April 30, 2023 and 2022 we purchased approximately $4.3 million and $3.5 million of avocados from the partners of Avocados de Jalisco.

5.	Other assets and Intangibles

Other assets consist of the following (in thousands):

	April 30,	October 31,
	2023	2022
Mexican IVA (i.e. value-added) taxes receivable	$49,764	$43,625
Infrastructure advances to Agricola Belher	1,241	1,241
Bridge loan to Agricola Belher	—	1,700
Other	491	604
Total	$51,496	$47,170

Intangible assets consist of the following (in thousands):

		April 30, 2023			October 31, 2022
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	8 years	$17,340	$(12,065)	$5,275	$17,340	$(11,373)	$5,967
Trade names	8 years	4,060	(3,160)	900	4,060	(3,100)	960
Trade secrets/recipes	9 years	630	(630)	—	630	(626)	4
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$22,305	$(15,855)	$6,450	$22,305	$(15,099)	$7,206

We anticipate recording amortization expense of $0.8 million for the remainder of fiscal 2023, $1.5 million for fiscal year 2024, $1.5 million for fiscal year 2025, $1.5 million for fiscal year 2026, and $0.8 million thereafter.

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

Restricted Stock Awards

On November 3, 2022, our former Chief Executive Officer (CEO) entered into an amendment to his employment agreement, which changed $100,000 of his guaranteed STIP cash bonus for fiscal 2022 to $100,000 worth of unrestricted Calavo common stock. On December 22, 2022, our CEO was granted 3,321 shares of unrestricted common stock. The closing share price of our common stock at the grant date was $30.12.

On December 1, 2022, our ten directors were granted 3,478 restricted shares each (for a total of 34,780 shares). These shares have full voting rights and participate in dividends as if unrestricted. The closing share price of our stock on such grant date was $34.51. As of November 1, 2023, these shares will vest and become unrestricted subject to the continued service of the director. The total recognized stock-based compensation expense for these grants was $0.3 million for the three months ended April 30, 2023. The total recognized stock-based compensation expense for these grants was $0.5 million for the six months ended April 30, 2023.

On March 7, 2023, our former CEO was terminated. As part of his Separation Agreement, the remaining 19,329 restricted shares that were granted as part of his original employment agreement were immediately vested. The total stock-based compensation expense recognized was $0.8 million for the three and six months ended April 30, 2023.

A combined summary of restricted stock award activity, related to our 2011 and 2020 Plans, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2022	62	$42.88
Vested	(60)	$41.36
Granted	38	$34.13
Outstanding at April 30, 2023	40	$35.54	$1,269

The total recognized stock-based compensation expense for restricted stock was $1.2 million and $0.8 million for the three months ended April 30, 2023 and 2022. The total recognized stock-based compensation expense for restricted stock was $1.7 million and $1.4 million for the six months ended April 30, 2023 and 2022. Total unrecognized stock-based compensation expense totaled $0.7 million as of April 30, 2023 and will be amortized through fiscal year 2024.

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

Based on our current projections, we recognized approximately $0.5 million and $0.9 million of stock-based compensation for the three and six months ended April 30, 2023 for all RSUs and PRSUs. As of April 30, 2023, there was $2.7 million of unrecognized stock-based compensation costs related to non-vested RSUs and PRSUs, which the Company expects to recognize over a weighted-average period of 2.5 years. The total fair value of the restricted stock units at April 30, 2023, is approximately $5.0 million.

On March 7, 2023, our former CEO was terminated. As part of his Separation Agreement, 7,421 RSUs and 13,687 PRSUs immediately vested. The total stock-based compensation expense recognized was $0.5 million for the three and six months ended April 30, 2023. With his termination 8,574 PRSUs and 11,285 RSUs were forfeited.

The summary of RSU activity, related to our 2020 Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average	Aggregate
	Represented	Grant Price	Intrinsic Value
Outstanding at October 31, 2022	52	$39.17
Vested	(19)	36.87
Forfeited	(14)	$35.53
Granted	66	$34.51
Outstanding at April 30, 2023	85	$36.65	$2,731

The summary of PRSU activity, related to our 2020 Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average	Aggregate
	Represented	Grant Price	Intrinsic Value
Outstanding at October 31, 2022	31	$37.49
Vested	(14)	$36.35
Forfeited	(11)	$35.35
Granted	66	$34.51
Outstanding at April 30, 2023	72	$35.25	$2,276

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

In March 2023, the Company agreed to award our newly appointed CEO a stock option to purchase 500,000 shares of the Company’s common stock pursuant to the 2020 Equity Incentive Plan, which will vest in the following four tranches upon satisfaction of the milestones described below (the “Milestones”):

(i) 200,000 shares subject to the option shall vest and become exercisable on March 10, 2024;

(ii) 100,000 shares subject to the option shall vest and become exercisable (1) if the closing price per share of the Company’s common stock, as reported by The Nasdaq Stock Market, is greater than or equal to $50.00 (the “Target Share Price”), and (2) the average closing price per share of the Company’s common stock for any thirty (30) day period following achievement of the Target Share Price (the “Thirty-day Average Share Price”), is greater than or equal to $50.00, as reported by Nasdaq;

(iii) 100,000 shares subject to the option shall vest and become exercisable (1) upon achievement of the Target Share Price, and (2) the Thirty-day Average Share Price is greater than or equal to $60.00, as reported by Nasdaq; and

(iv) 100,000 shares subject to the option shall vest and become exercisable (1) upon achievement of the Target Share Price, and (2) the Thirty-day Average Share Price is greater than or equal to $70.00, as reported by Nasdaq;

provided, however, that satisfaction of each Milestone is subject to our newly appointed CEO continuing as the President and CEO of the Company through each vesting event; and provided further that regardless of when he achieves the Milestones set forth in subsections (ii) through (iv) above, the applicable tranche shall only vest on or after March 10, 2024.

  We measure the fair value of our stock option awards on the date of grant. The following assumptions were used in the estimated grant date fair value calculations for stock options:

March 2023
Risk-free interest rate	4.31%
Expected volatility	35.0%
Dividend yield	1.6%
Expected life (years)	3.0

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

Based on the above details and assumptions, we valued these options at $1.8 million. We will amortize this amount over three years, which is the estimated employment term of our newly appointed CEO. We recognized $0.1 million of stock-based compensation during the three and six months ended April 30, 2023. The exercise price of these options are $24.39, which was the stock price on the day of the grant.

A summary of stock option activity, related to our 2011 and 2020 Plans, is as follows (in thousands, except for weighted-average exercise price):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2022	27	$44.67
Exercised	(2)	$23.48
Granted	500	$24.39
Outstanding at April 30, 2023	525	$25.44	$3,423
Exercisable at April 30, 2023	15	$51.30	$—

At April 30, 2023, outstanding and exercisable stock options had a weighted-average remaining contractual term of 2.0 years. We recognized $0.1 million of stock-based compensation during each of the three and six months ended April 30, 2023 related to stock options. Total unrecognized stock-based compensation expense totaled $1.8 million as of April 30, 2023 and will be amortized through fiscal year 2026.

7.	Other events

Dividend payments

On June 5, 2023, we declared a cash dividend of $0.10 per share. This dividend will be paid on July 11, 2023, to shareholders of record on June 27, 2023. On April 6, 2023, we paid a $0.10 per share dividend in the aggregate amount of $1.7 million to shareholders of record on March 24, 2023.

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

2013 Assessment

In January 2017, we received preliminary observations from the Servicio de Administracion Tributaria in Mexico (the “SAT”) related to an audit for fiscal year 2013 outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and IVA. We provided a written rebuttal to these preliminary observations during our second fiscal quarter of 2017. During the period from our third fiscal quarter of 2017 through our third fiscal quarter of 2018, we attempted to resolve our case with the SAT through the conclusive agreement submitted before PRODECON (Mexican Tax Ombudsman), having several working meetings attended by representatives of the SAT, Calavo de Mexico (“CDM”) and the PRODECON. However, we were unable to materially resolve our case with the SAT through the PRODECON process.

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approximately $138.4 million USD at April 30, 2023) related to income tax, flat rate business tax, and value added tax, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of April 30, 2023 to the amount of $3.08 billion Mexican pesos (approx. $163.9 million USD).  Additionally, the tax authorities have determined that we owe our employees profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $6.2 million USD at April 30, 2023). In August 2018, we filed an Administrative Appeal on the 2013 Assessment, appealing our case to the SAT’s central legal department in Michoacan.

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

On August 18, 2021, we filed an Administrative Reconsideration (the “Reconsideration”) before the Central Legal Department of the SAT located in Mexico City, asserting that the resolution in March of the Administrative Appeal was wrongly concluded, in particular with respect to the following matters:

o	Failure to recognize CDM as a “maquiladora”
o	Considering the Company to have a permanent establishment in Mexico,
o	Including fruit purchase deposits transferred by the Company to CDM as taxable,
o	Application of 16% IVA tax to fruit purchase deposits; and
o	Imposing double-taxation on the fruit purchase transactions

On August 20, 2021 we filed an Annulment Suit (the “Annulment Suit”) with the Federal Tax Court, which among other things, strongly contends that the notifications made by the SAT to CDM and its designated advisors of the resolution of the Administrative Appeal in March 2021 were not legally communicated. In addition, the Annulment Suit asserts the same matters central to the Reconsideration, as described above, as wrongly concluded in the resolution of the Administrative Appeal.

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

On March 10, 2022, we met with the SAT and offered an Administrative Guaranty (Embargo en Via Administrativa) to secure the 2013 Assessment, which provides the SAT with certain administrative rights to CDM assets in the unlikely event we do not prevail in our actions through the Federal Tax Court. Once the Administrative Guaranty is in place, the existing liens over the assets of CDM will be removed and the SAT collection process will be suspended.

On October 10, 2022, the Tax Court ruled in favor of CDM granting the definitive suspension, accepting the Administrative Guaranty and forcing the SAT to remove all liens placed on CDM fixed assets and bank accounts. These liens were removed in November 2022. The Court also recognized that the $3.1 billion peso assessment exceeds the economic capacity of CDM.

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Annulment Suit in the Tax Court, we also believe that it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT to agree to reach a settlement. In accordance with our cumulative probability analysis on uncertain tax positions, our settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we recorded a provision of $11 million USD, in the third quarter of fiscal 2021, as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We believe that this provision remains appropriate as of April 30, 2023 based on our cumulative probability analysis. We incurred $0.4 million and $1.0 million of related professional fees for the three and six months ended April 30, 2023, respectively, which have been recorded in Expenses related to Mexican Tax matters.

8.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Three months ended	Three months ended
Avocados de Jalisco noncontrolling interest	April 30, 2023	April 30, 2022

Noncontrolling interest, beginning	$1,288	$1,251
Net income (loss) attributable to noncontrolling interest of Avocados de Jalisco	35	(85)
Noncontrolling interest, ending	$1,323	$1,166

	Six months ended	Six months ended
Avocados de Jalisco noncontrolling interest	April 30, 2023	April 30, 2022

Noncontrolling interest, beginning	$1,015	$1,368
Net income (loss) attributable to noncontrolling interest of Avocados de Jalisco	308	(202)
Noncontrolling interest, ending	$1,323	$1,166

9.	Earnings per share

Basic and diluted net income per share is calculated as follows (data in thousands, except per share data):

	Three months ended April 30,
	2023	2022
Numerator:
Net loss attributable to Calavo Growers, Inc.	$(3,995)	$(191)
Denominator:
Weighted average shares – Basic	17,721	17,664
Effect of dilutive securities – Restricted stock/units/options (1)	—	—
Weighted average shares – Diluted	17,721	17,664
Net loss per share attributable to Calavo Growers, Inc:
Basic	$(0.23)	$(0.01)
Diluted	$(0.23)	$(0.01)

	Six months ended April 30,
	2023	2022
Numerator:
Net Income (loss) attributable to Calavo Growers, Inc.	$(7,063)	$(4,234)
Denominator:
Weighted average shares - Basic	17,697	17,659
Effect on dilutive securities – Restricted stock/units/options (1)	—	—
Weighted average shares - Diluted	17,697	17,659
Net income (loss) per share attributable to Calavo Growers, Inc:
Basic	$(0.40)	$(0.24)
Diluted	$(0.40)	$(0.24)

(1)	For the three months ended April 30, 2023 and 2022, approximately 162,000 shares and 92,000 shares of common stock equivalents were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive since the Company reported a net loss, respectively. For the six months ended April 30, 2023 and 2022, approximately 160,000 shares and 59,000 shares of common stock equivalents were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive since the Company reported a net loss, respectively.

10.	Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (“IVA”) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts recoverable from the Mexican government.

As of April 30, 2023, and October 31, 2022, CDM IVA receivables totaled $49.8 million (926.4 million Mexican pesos) and $43.6 million (865.4 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2023, the tax authorities began objecting to refund requests and supporting documentation that had previously been deemed acceptable to process a refund. Additionally, they are also contesting the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or other legal means.

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

In January 2023 the Federal Tax Court issued a definitive resolution confirming the ruling from April 2022, ordering SAT to refund approximately $18 million pesos (approx. $1.0 million USD at April 30, 2023) and confirming that the $6.9 million pesos (approx. $0.4 million USD at April 30, 2023) related to packing materials will not be recoverable. For the six months ended April 30, 2023, we recognized a reserve of $1.4 million USD for Mexican IVA tax receivables related to certain packing material vendors corresponding to the years 2013 and 2015. This reserve includes the amounts included in the January 2023 ruling as well as other similar receivables that are subject to proceedings in this same Federal Tax Court.

We believe that our operations in Mexico are properly documented, and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding IVA amounts. With assistance from our internationally recognized tax advisory firm, as of April 30, 2023, CDM has filed Administrative Appeals for months for which IVA refunds have been denied by the SAT, and will continue filing such appeals for any months for which refunds are denied in the future. Therefore, it is probable that the Mexican tax authorities will ultimately authorize the refund of the remaining IVA amounts.

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

As of April 30, 2023, we were in compliance with the financial covenants, and we expect to remain in compliance. As of April 30, 2023, approximately $18.3 million was available for borrowing, based on our borrowing base calculation discussed above. We have a letter of credit balance of $3.2 million as of April 30, 2023, that lowers the amount available per our Credit Facility.

The weighted-average interest rate under the Credit Facility was 6.2% and 4.9% at April 30, 2023, and October 31 2022, respectively.  Under the Credit Facility, we had $22.2 million and $1.2 million outstanding as of April 30, 2023 and October 31, 2022, and had standby letters-of-credit of $3.2 million as of April 30, 2023, and October 31, 2022.

12. Restructuring events

Calavo Salsa Lisa

On April 1, 2023, we completed the divesture of our salsa business in our Prepared segment. This divestiture and the below described restructuring are part of a broader set of organizational and strategic initiatives aimed at optimizing our processes, cost structure and how we operate to ensure that we continue to balance growth with profitability in a challenging industry environment marked by cost pressure driven by inflation and other factors.

This divesture resulted in (i) a reduction of our current workforce by approximately 13 employees, and (ii) approximately $0.4 million in writedowns of inventory and approximately $0.2 million on losses on the disposal of certain property plant and equipment.

Restructuring of Operations in Mexico and the United States

On March 6, 2023, we announced our plans to restructure certain corporate and administrative functions and consolidate activities in our Grown distribution network. In the second quarter of fiscal 2023, we incurred approximately $1.2 million in cash expenditures related to severance payments.

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

Dividend payments

In November 2022, we announced that we will begin declaring and paying dividends quarterly rather than annually as had been our practice.

On April 6, 2023, we paid a $0.10 per share dividend in the aggregate amount of $1.7 million to shareholders of record on March 24, 2023. On December 14, 2022, we paid a dividend of $0.2875 per share, or an aggregate of $5.2 million, to shareholders of record on November 16, 2022.

On June 5, 2023, we declared a cash dividend of $0.10 per share. This dividend will be paid on July 11, 2023, to shareholders of record on June 27, 2023.

Litigation

From time to time, we are involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Calavo Salsa Lisa

On April 1, 2023, we completed the divesture of our salsa business in our Prepared segment. This divestiture and the below described restructuring are part of a broader set of organizational and strategic initiatives aimed at optimizing our processes, cost structure and how we operate to ensure that we continue to balance growth with profitability in a challenging industry environment marked by cost pressure driven by inflation and other factors.

This divesture resulted in (i) a reduction of our current workforce by approximately 13 employees, and (ii) approximately $0.4 million in writedowns of inventory and approximately $0.2 million on losses on the disposal of certain property plant and equipment.

Restructuring of Operations in Mexico and the United States

On March 6, 2023, we announced our plans to restructure certain corporate and administrative functions and consolidate activities in our Grown distribution network. In the second quarter of fiscal 2023, we incurred approximately $1.2 million in cash expenditures related to severance payments.

Chief Executive Officer

On March 8, 2023, the Company appointed Lecil Cole as the Company’s President and Chief Executive Officer, effective as of March 10, 2023. In connection with such appointment, the Company entered into an employment agreement with Mr. Cole. Additionally, the Company agreed to award Mr. Cole stock options on March 10, 2023 to purchase 500,000 shares of the Company’s common stock pursuant to the 2020 Equity Incentive Plan, which will vest in the following four tranches upon satisfaction of the milestones described below (the “Milestones”):

(i) 200,000 shares subject to the option shall vest and become exercisable on March 10, 2024;

(ii) 100,000 shares subject to the option shall vest and become exercisable (1) if the closing price per share of the Company’s common stock, as reported by The Nasdaq Stock Market, is greater than or equal to $50.00 (the “Target Share Price”), and (2) the average closing price per share of the Company’s common stock for any thirty (30) day period following achievement of the Target Share Price (the “Thirty-day Average Share Price”), is greater than or equal to $50.00, as reported by Nasdaq;

(iii) 100,000 shares subject to the option shall vest and become exercisable (1) upon achievement of the Target Share Price, and (2) the Thirty-day Average Share Price is greater than or equal to $60.00, as reported by Nasdaq; and

(iv) 100,000 shares subject to the option shall vest and become exercisable (1) upon achievement of the Target Share Price, and (2) the Thirty-day Average Share Price is greater than or equal to $70.00, as reported by Nasdaq;

provided, however, that satisfaction of each Milestone is subject to Mr. Cole continuing as the President and Chief Executive Officer of the Company through each vesting event; and provided further that regardless of when Mr. Cole achieves the Milestones set forth in subsections (ii) through (iv) above, the applicable tranche shall only vest on or after March 10, 2024. All other terms and conditions of the option shall be governed by the terms and conditions of the Company’s 2020 Equity Incentive Plan and the stock option agreement between the Company and Mr. Cole.

Mexican Tax Issues

See footnote 7 and 10 of the consolidated financial statements for information on Mexican tax matters and the Mexican IVA taxes receivable.

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

There have been no material changes in our critical accounting estimates during the three and six months ended April 30, 2023, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2022.

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

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
Net loss attributable to Calavo Growers, Inc.	$(3,995)	$(191)	$(7,063)	$(4,234)
Non-GAAP adjustments:
Non-cash losses (income) recognized from unconsolidated entities (a)	56	8	(100)	543
Net loss on Limoneira shares (b)	—	4,898	—	7,028
Rent expense add back (c)	108	108	216	216
Restructure costs - consulting, management recruiting and severance (d)	3,557	2,157	3,760	3,275
Expenses related to Mexican tax matters (e)	386	478	2,434	845
Impairment, losses and charges related to property, plant and equipment (f)	235	305	235	959
Legal settlement and related expenses (g)	700	—	700	—
Tax impact of adjustments (h)	(1,261)	(1,979)	(1,811)	(3,217)
Adjusted net income (loss) attributed to Calavo Growers, Inc.	$(214)	$5,784	$(1,629)	$5,415

Calavo Growers, Inc.’s net loss per share:
Diluted EPS (GAAP)	$(0.23)	$(0.01)	$(0.40)	$(0.24)
Adjusted net income (loss) per diluted share	$(0.01)	$0.33	$(0.09)	$0.31

Number of shares used in per share computation:
Diluted	17,721	17,756	17,697	17,718
(a)	For the three months ended April 30, 2023 and 2022, we realized losses of $0.1 million and losses less than $0.1 million from Agricola Don Memo. For the six months ended April 30, 2023 and 2022, we realized income of $0.1 million and losses of $0.5 million from Agricola Don Memo.
(b)	For the three and six months ended April 30, 2022, we recorded $4.9 million and $7.0 million in unrealized losses related to these mark-to-market adjustments.
(c)	For the three months ended April 30, 2023 and 2022, we incurred $0.1 million related to rent paid for Prepared’s former corporate office space that we have vacated and plan to sublease. For the six months ended April 30, 2023 and 2022, we incurred $0.2 million related to rent paid for Prepared’s former corporate office space that we have vacated and plan to sublease.
(d)	For the three and six months ended April 30, 2023, we recorded $0.6 million in severance costs as part of U.S. restructuring efforts. In addition, we incurred $1.2 million in severance and other costs and $1.2 million in stock-based compensation related to the departure of our former Chief Executive Officer. Additionally, we incurred $0.6 million related to the divesture of Salsa Lisa.

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

(e)	For the three months ended April 30, 2023 and 2022, we incurred $0.4 million and $0.5 million of professional fees related to the Mexican tax matters. For the six months ended April 30, 2023 and 2022, we incurred $1.0 million and $0.5 million of professional fees related to the Mexican tax matters. For the six months ended April 30, 2023, we recognized a reserve of $1.4 million related to the collectability of IVA receivables. See Note 10 for more information.

(f)	On April 1, 2023, we completed the divesture of our salsa business in our Prepared segment and incurred $0.2 million in losses related to the disposal of property, plant and equipment.

On October 18, 2021, we announced the closure of RFG’s food processing operations at our Green Cove Springs (near Jacksonville), Florida facility, as part of our Project Uno profit improvement program. As of November 15, 2021, the Green Cove facility of RFG ceased operations. We incurred $0.7 million of expenses in the first quarter of fiscal 2022, related to the closure of this facility.

(g)	For the three and six months ended April 30, 2023, we accrued $0.6 million in a legal settlement from a dispute from over 5 years ago connected to an old unused distribution agreement that was entered into over a decade ago. This legal settlement was considered out of the ordinary, due to the length it took to settle and since we have not done business with this party for many years. There are no other similar matters outstanding. In addition, we incurred $0.1 million in associated legal fees.
(h)	Tax impact of non-GAAP adjustments are based on effective year-to-date tax rates.

Reconciliation of EBITDA and Adjusted EBITDA (Non-GAAP, Unaudited)

The following table presents EBITDA and adjusted EBITDA, each a non-GAAP measure, and reconciles them to net income (loss) attributable to Calavo Growers, Inc., which is the most directly comparable GAAP measure. See “Non-GAAP Financial Measures” above (in thousands, except per share amounts).

	Three months ended April 30,		Six months ended April 30,
	2023	2022	2023	2022
Net loss attributable to Calavo Growers, Inc.	$(3,995)	$(191)	$(7,063)	$(4,234)
Interest Income	(90)	(133)	(363)	(266)
Interest Expense	273	460	689	787
Provision for Income Taxes	484	(187)	(596)	(1,347)
Depreciation & Amortization	4,287	4,093	8,453	8,405
Stock-Based Compensation	2,150	812	3,403	1,368
EBITDA	$3,109	$4,854	$4,523	$4,713

Adjustments:
Non-cash losses recognized from unconsolidated entities (a)	56	8	(100)	543
Net loss on Limoneira shares (b)	—	4,898	—	7,028
Rent expense add back (c)	108	108	216	216
Restructure costs - consulting and management recruiting and severance (d)	2,327	2,019	2,530	3,137
Expenses related to Mexican tax matters (e)	386	478	2,434	845
Impairment, losses and charges related to property, plant and equipment (f)	235	311	235	929
Legal settlement and related expenses (g)	700	—	700	—
Adjusted EBITDA	$6,921	$12,676	$10,538	$17,411

See prior page for footnote references

Net Sales

The following table summarizes our net sales by business segment for each of the three and six months ended April 30, 2023 and 2022:

	Three months ended April 30,			Six months ended April 30,
	2023	Change	2022	2023	Change	2022
Gross sales:
Grown	$140,673	(33)%	$210,997	$258,742	(31)%	$373,582
Prepared	104,388	(14)%	120,907	212,843	(9)%	233,018
Less intercompany eliminations	(372)	(23)%	(486)	(692)	(37)%	(1,090)
Total net sales	$244,689	(26)%	$331,418	$470,893	(22)%	$605,510

As a percentage of sales:
Grown	57.4%		63.6%	54.9%		61.6%
Prepared	42.6%		36.4%	45.1%		38.4%
	100.0%		100.0%	100.0%		100.0%

Results of Operations

Summary

Net sales for the three months ended April 30, 2023, compared to the corresponding period in fiscal 2022, decreased by $86.7 million, or approximately 26%. This decrease was across both segments. Net sales for the six months ended April 30, 2023, compared to the corresponding period in fiscal 2022, decreased by $134.6 million, or approximately 22%. This decrease was across both segments.

For the three and six months ended April 30, 2023, the decrease in Grown product sales was primarily due to a decrease in price per unit of avocados offset by higher sales volume due to higher volumes of available fruit. For the three and six months ended April 30, 2023, the decrease in Prepared product sales was due primarily to decreased sales volume from fresh-cut fruit products and guacamole products.

Our Grown and Prepared segments of our business are subject to seasonal trends which can impact the volume and/or quality of raw materials sourced in any particular quarter.

Grown products

Second Quarter 2023 vs. Second Quarter 2022

Net sales for the Grown products business decreased by approximately $70.3 million, or 33%, for the second quarter of fiscal 2023 compared to the corresponding period in fiscal 2022. The decrease in Grown product sales during the second quarter of fiscal 2023 was primarily related to lower sales prices of avocados due to higher overall supply of avocados in the marketplace.

Sales of avocados decreased $69.2 million, or 36%, for the second quarter of 2023 compared to the prior year period. The average avocado sales price per carton decreased 42% compared to the prior year period. The decrease in the sales price per carton was mainly due to an industry-wide increase in supply of avocados in the marketplace. The volume of avocados sold in the second quarter of 2023 increased 11% compared to the prior year period.

Sales of tomatoes decreased $1.0 million, or 6%, for the second quarter of 2023, when compared to the prior year period. The decrease in tomato sales was primarily due to a decline in volume of tomatoes sold of approximately 10% in the second quarter of 2023, compared to the same prior year period. Partially offsetting this decrease was an increase in the sales price per carton of tomatoes by approximately 5%.

Six Months Ended April 30, 2023 vs. Six Months Ended April 30, 2022

Net sales for the Grown products business decreased by approximately $114.8 million, or 31%, for the six months ended April 30, 2023, compared to the corresponding period in fiscal 2022. The decrease in Grown product sales during the six months ended April 30, 2023, was primarily related to lower sales prices of avocados due to higher overall supply of avocados in the marketplace. Partially offsetting this decrease, tomato sales increased due to an increase in sales prices per carton, due to lower supply of tomatoes in the marketplace.

Sales of avocados decreased $117.6 million, or 35%, for the six months ended April 30, 2023, compared to the prior year period. The average avocado sales price per carton decreased 39% compared to the prior year period. The decrease in the sales price per carton was mainly due to an industry-wide increase in supply of avocados in the marketplace. The volume of avocados sold in the first quarter of 2023 increased 7% compared to the prior year period. We expect avocado volumes in the fiscal second half to exceed prior year levels.

Sales of tomatoes increased $2.7 million, or 10%, for the six months ended April 30, 2023, when compared to the prior year period. The increase in tomato sales was primarily due to a 17% increase in the sales price per carton, due to lower supply of tomatoes in the marketplace.

Prepared products

Second Quarter 2023 vs. Second Quarter 2022

Net sales for the Prepared products business decreased by approximately $16.5 million, or 14%, for the three months ended April 30, 2023 compared to the corresponding period in fiscal 2022. This decrease in Prepared product sales during the three months ended April 30, 2023 was primarily related to lower sales volume of fresh-cut fruit & vegetables, prepared foods and guacamole products.

Net sales for fresh-cut products decreased $15.1 million, or 15%, for the quarter ended April 30, 2023 compared to the corresponding period in fiscal 2022. This decrease was primarily driven by lower sales volume of 19%, partially offset by an increase of 6% of average sales prices. Net sales for guacamole products decreased $2.2 million, or 11%, for the quarter ended April 30, 2023 compared to the corresponding period in fiscal 2022, primarily due to a decrease in the total volume of pounds sold.

Six Months Ended April 30, 2023 vs. Six Months Ended April 30, 2022

Net sales for the Prepared products business decreased by approximately $20.2 million, or 9%, for the six months ended April 30, 2023 compared to the corresponding period in fiscal 2022. This decrease in Prepared product sales during the six months ended April 30, 2023 was primarily related to lower sales volume of fresh-cut fruit & vegetables, prepared foods and guacamole products.

Net sales for fresh-cut products decreased $16.9 million, or 9%, for the six months ended April 30, 2023 compared to the corresponding period in fiscal 2022. This decrease was primarily driven by lower sales volume of 16%, partially offset by an increase of 11% of sales prices. Net sales for guacamole products decreased $4.2 million, or 12%, for the six months ended April 30, 2023 compared to the corresponding period in fiscal 2022, primarily due to a decrease in the total volume of pounds sold.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three and six months ended April 30, 2023 and 2022:

	Three months ended April 30,			Six months ended April 30,
	2023	Change	2022	2023	Change	2022

Gross profit (loss):
Grown	$12,599	(31)%	$18,156	$22,080	(26)%	$29,822
Prepared	2,438	(32)%	3,585	7,389	44%	5,147
Total gross profit	$15,037	(31)%	$21,741	$29,469	(16)%	$34,969

Gross profit (loss) percentages:
Grown	9.0%		8.6%	8.5%		8.0%
Prepared	2.3%		3.0%	3.5%		2.2%
Consolidated	6.1%		6.6%	6.3%		5.8%

Summary

Our cost of goods sold consists predominantly of ingredient costs (fruit, vegetables and other food products), packing materials, freight and handling, labor and overhead (including depreciation) associated with packing, distributing and/or preparing food products, and other direct expenses pertaining to products sold.

Gross profit decreased by approximately $6.7 million, or 31%, for the second quarter of fiscal 2023 compared to the corresponding period in fiscal 2022. The decrease was primarily attributable to gross profit decreases in both the Prepared and Grown segments.

Gross profit decreased by approximately $5.5 million, or 16%, for the six months ended April 30, 2023, compared to the corresponding period in fiscal 2022. The decrease was primarily attributable to a gross profit decrease in the Grown segment, partially offset, by a gross profit increase in the Prepared segment.

Grown products

The decrease in our Grown products gross profit for the quarter ended April 30, 2023 was primarily the result of decreased gross profit for avocados. Overall gross profit decreased for avocados as did gross profit per carton, while the overall gross profit percentage increased. For the second quarter of fiscal 2023, the gross profit percentage for avocados was 9.3% compared to 8.5% for the second quarter of 2022. The increase in gross profit percentage was largely a formulaic result as the decrease in sales prices for avocados was proportionately greater than the decrease in gross profit per case.

Gross profit for the quarter was also affected by the change in the value of the U.S dollar in relation to the Mexican peso during the quarter, resulting in a $1.0 million net gain related the remeasurement of peso-dominated net assets at our Mexican subsidiaries. This is in comparison to a remeasurement loss of $0.5 million for the same period last year.

The decrease in our Grown products gross profit for the six months ended April 30, 2023 was primarily the result of decreased gross profit for avocados. Overall gross profit decreased for avocados as did gross profit per carton, while the overall gross profit percentage increased. For the six months ended April 30, 2023, the gross profit percentage for avocados was 8.7% compared to 7.9% for the six months ended April 30, 2022. The increase in gross profit percentage was largely a formulaic result as the decrease in sales prices for avocados was proportionately greater than the decrease in gross profit per case.

Gross profit for six months ended April 30, 2023, was also affected by the change in the value of the U.S dollar in relation to the Mexican peso, resulting in a $2.2 million net gain related the remeasurement of peso-dominated net assets at our Mexican subsidiaries. This is in comparison to a remeasurement loss of $0.9 million for the same period last year.

Note that any additional significant fluctuations in the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profits for our Grown products segment.

Prepared products

The decrease in our Prepared products gross profit for the three months ended April 30, 2023 was the result of decreased gross profit for fresh-cut fruit & vegetables products, partially offset by an increase in guacamole products. The increase in our Prepared products gross profit for the six months ended April 30, 2023 was the result of increased gross profit for guacamole products, partially offset by decreases in gross profit for fresh-cut fruit & vegetable products

Fresh-cut fruit & vegetables and prepared foods products gross loss percentage for the three months ended April 30, 2023 was (0.9)%, compared to profit of 2.2% for the same prior year period. Fresh-cut fruit & vegetables and prepared foods products gross profit percentage for the six months ended April 30, 2023 was 0.3%, compared to profit of 0.8% for the same prior year period. The decreases in gross profit for the three and six months ended April 30, 2023 was mainly due to increased commodity costs, lack of availability of key commodities and lower supply.

Guacamole products gross profit percentage for the three months ended April 30, 2023 was 21.8%, compared to a gross profit of 7.9% for the prior year period. Guacamole products gross profit percentage for the six months ended April 30, 2023 was 23.7%, compared to a gross profit of 10.9% for the prior year period. The increase in gross profit percentage for the three and six months ended April 30, 2023 in guacamole products was primarily due to lower raw product fruit costs and lower manufacturing costs. Any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profit for our Prepared segment.

Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,
	2023	Change	2022	2023	Change	2022

	(Dollars in thousands)			(Dollars in thousands)
Selling, general and administrative	$18,076	9%	$16,551	$34,429	8%	$31,745
Percentage of net sales	7.4%		5.0%	7.3%		5.2%

Selling, general and administrative expenses of $18.1 million for the three months ended April 30, 2023 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $1.5 million, or 9%, for the three months ended April 30, 2023 compared to the prior year period. This increase was primarily due to $1.2 million in severance and other costs and $1.2 million in stock-based compensation related to the departure of our former Chief Executive Officer. In addition, we incurred $0.7 million in a legal settlement and associated legal costs. Partially offsetting these increases are decreases to our bonus accrual and other corporate expenses.

Selling, general and administrative expenses of $34.4 million for the six months ended April 30, 2023 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $2.7 million, or 8%, for the six months ended April 30, 2023 compared to the prior year period. This increase was primarily due to $1.2 million in severance and other costs and $1.2 million in stock-based compensation related to the departure of our former Chief Executive Officer. In addition, we incurred $0.7 million in a legal settlement and associated legal costs. Partially offsetting these increases are decreases to our bonus accrual and other corporate expenses.

Loss from unconsolidated entities

	Three months ended April 30,			Six months ended April 30,
	2023	Change	2022	2023	Change	2022

	(Dollars in thousands)			(Dollars in thousands)
Income (loss) from unconsolidated entities	$(56)	600%	$(8)	$100	(118)%	$(543)

Income (loss) from unconsolidated entities includes our participation in earnings or losses from our investments in Don Memo. For the three months ended April 30, 2023 and 2022 we realized losses of $0.1 million and losses of less than $0.1 million from Agricola Don Memo, respectively. For the six months ended April 30, 2023 and 2022 we realized income of $0.1 million and losses of $0.5 million from Agricola Don Memo, respectively.

Income Taxes Benefit (Provision)

	Three months ended April 30,			Six months ended April 30,
	2023	Change	2022	2023	Change	2022

Income tax benefit (provision)	$(484)	(359)%	$187	$596	(56)	$1,347
Effective tax rate	(13.9)%		40.4%	8.1%		23.3%

Our tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. We recorded an income tax expense of $0.5 million and an income tax benefit of $0.6 million for the three months and six months ended April 30, 2023, respectively; compared with an income tax expense of $0.2 million and an income tax expense of $1.3 million for the three months and six months ended April 30, 2022, respectively. The change in income taxes was primarily attributable to our change in forecast in 2023 related to the operation result in US and foreign jurisdictions.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective positive evidence evaluated was the cumulative income, as adjusted for non-recurring items, incurred over the three-year period ended April 30, 2023. Based on this evaluation, as of April 30, 2023, no additional valuation allowance has been recorded and we recognized the full amount of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the subsequent periods if estimates of future taxable income are reduced or if objective negative evidence in the form of cumulative losses is present.  Any future changes in the deferred tax asset realizability assertion may require a valuation allowance to reduce our deferred tax assets, which would increase our tax expense in the period the allowance is recognized and affect our results of operations.

Liquidity and Capital Resources

Cash used in operating activities was $3.8 million for the six months ended April 30, 2023, compared to cash provided by operating activities of $21.3 million for the corresponding period in fiscal 2022. Cash provided by operating activities for the six months ended April 30, 2023 reflect primarily our net loss of $6.8 million, plus add-backs for non-cash activities (depreciation and amortization, stock-based compensation expense, provision for losses on accounts receivable, losses from unconsolidated entities, loss on disposal of property, plant and equipment, and gain on the sale of the Temecula packinghouse) of $13.7 million and net cash used in the components of our working capital of approximately $10.8 million.

Decreases in operating cash flows caused by working capital changes include an increase in accounts receivable of $9.8 million, an increase in other assets of $7.4 million, an increase in inventory of $4.4 million, an increase in prepaid expenses and other current assets of $1.7 million and an increase in income taxes receivable of $0.9 million and, partially offset by a net increase in accounts payable, accrued expenses and other liabilities of $6.7 million, an increase in payable to growers of $6.6 million, and a decrease in advances to suppliers of $0.1 million.

The increase in other assets as of April 30, 2023, when compared to October 31, 2022, is primarily due to an increase in Mexican IVA taxes receivable. The increase in our accounts receivable is due to an increase in sales for the month of

April 2023 compared to October 2022. The increase in our inventory as of April 30, 2023, when compared to October 31, 2022, is primarily due to higher inventory of Mexican Avocados. The increase in income taxes receivable is due to the tax impact of the first and second quarters of fiscal 2023 results. The decrease in payable to growers is mostly due to decreased cost per unit, resulting from increased supply for Mexican avocados in the month of April 2023 compared to October 2022. The increase in accounts payable, accrued expenses and other liabilities is primarily related to an increase in payables related to an increase in sales volume in April 2023 compared to October 2022. The decrease in advances to suppliers is mainly due to the offsetting liabilities incurred on the sales of tomatoes to our consignment growers.

Cash used in investing activities was $8.4 million for the six months ended April 30, 2023, which related to purchases of property, plant, and equipment.

Cash provided by financing activities was $13.3 million for the six months ended April 30, 2023, which related principally to net receipts on our credit facilities totaling $21.0 million, partially offset by the payments of a $6.9 million dividends and payments on long-term obligations of $0.9 million.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of April 30, 2023 and October 31, 2022 totaled $4.2 million and $3.1 million. Our working capital at April 30, 2023 was $29.0 million, compared to $23.7 million at October 31, 2022.

We believe that cash flows from operations, the available Credit Facility, and other sources will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for at least the next twelve months. We will continue to pursue grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel growth in each of our business segments. We have a revolving credit facility with Bank of America as administrative agent and Farm Credit West as joint lead arranger. Under the terms of this agreement, we may draw on funds for both working capital and long-term productive asset purchases. Total credit available under this agreement, subject to borrowing base calculations, is $80 million, and it expires in January 2026. For our Credit Facility the weighted-average interest rate was 6.2% and 4.9% at April 30, 2023 and October 31, 2022. Under the Credit Facility we had $22.2 million and $1.2 million outstanding as April 30, 2023 and October 31, 2022.

On November 1, 2022, we entered into a Seventh Amendment to our Credit Facility, which permitted us to declare cash dividends so long as (i) after giving effect to any such dividend a new Consolidated Dividend Adjusted Fixed Charge Coverage Ratio is not less than 1.20 to 1.00 and (ii) any such cash dividends are paid in the same fiscal quarter in which they are declared.

As of April 30, 2023, we were in compliance with the financial covenants as in effect on that date, and we expect to remain in compliance. As of April 30, 2023, approximately $18.3 million was available for borrowing based on our borrowing base calculation discussed above.

Contractual Commitments

There have been no other material changes to our contractual commitments from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2022. For a summary of the contractual commitments at October 31, 2022, see Part II, Item 7, in our 2022 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our Credit Facility, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of April 30, 2023.

(All amounts in thousands)	Expected maturity date April 30,
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$4,198	$—	$—	$—	$—	$—	$4,198	$4,198
Accounts receivable (1)	68,827	—	—	—	—	—	68,827	68,827
Advances to suppliers (1)	13,271	—	—	—	—	—	13,271	13,271

Liabilities
Payable to growers (1)	$26,834	$—	$—	$—	$—	$—	$26,834	$26,834
Accounts payable (1)	19,176	—	—	—	—	—	19,176	19,176
Borrowings pursuant to credit facilities (1)	—	—	22,200	—	—	—	22,200	22,200
(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, and accounts payable approximate their fair value due to the short maturity of these financial instruments and the carrying amount of borrowings pursuant to credit facilities approximates fair market value due to the variable rate of interest.

We were not a party to any derivative instruments during the fiscal year. It is currently our practice not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy Mexican cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Management does, however, evaluate this opportunity from time to time. Total foreign currency remeasurement gains for the three and six months ended April 30, 2023, net of losses, was $1.0 million and $2.2 million. Total foreign currency remeasurement losses for the three and six months ended April 30, 2022, net of gains, was $0.3 million and $0.9 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation arising in the ordinary course of our business. We have provided information about certain legal proceedings in which we are involved in Note 7 to the consolidated condensed financial statements included in this Quarterly Report for further information.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2022.  Except as set forth below, there have been no material changes from the risk factors set forth in such Annual Report on Form 10-K.  However, the risks and uncertainties that we face are not limited to those set forth in such Annual Report on Form 10-K.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

ITEM 5. OTHER INFORMATION

Because this Quarterly Report on Form 10-Q is being filed within four business days after the applicable triggering event, the information below is being disclosed under this Item 5 instead of under Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers) of Form 8-K.

On May 31, 2023, Danny Dumas, Senior Vice President Calavo Grown, gave notice of his resignation effective June 1, 2023. Pursuant to his employment agreement, Mr. Dumas will be entitled to severance payments payable upon termination for good reason described in Calavo’s proxy statement for the 2023 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on February 28, 2023.

ITEM 6. EXHIBITS

10.1	Severance and Release Agreement of Brian Kocher. *

10.2	Employment Agreement of Lecil E. Cole. *

10.3	Employment Agreement - Graciela Montgomery. *

10.4	Form of Restricted Stock Unit Award Grant Notice. *

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. **

101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended April 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Condensed Balance Sheets as of April 30, 2023 and October 31, 2022; (2) Consolidated Condensed Statements of Operations for the three and six months ended April 30, 2023 and 2022; (3) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2023 and 2022; (4) Consolidated Statements of Shareholders’ Equity for the three and six months ended April 30, 2023 and 2022; and (5) Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this Form 10-Q.
**	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: June 6, 2023
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chief Executive Officer (Principal Executive Officer)

Date: June 6, 2023
	By	/s/ Shawn Munsell
Shawn Munsell
Chief Financial Officer (Principal Financial Officer)