Form 10-Q
period 2023-07-31
CALAVO GROWERS INC
filed 2023-09-06
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

or

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

Registrant's number of shares of common stock outstanding as of August 31, 2023 was 17,761,061

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

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, in thousands)

	July 31,	October 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$1,402	$2,060
Restricted cash	761	1,074
Accounts receivable, net of allowances of $4,020 (2023) and $4,199 (2022)	76,417	59,016
Inventories	38,878	38,830
Prepaid expenses and other current assets	12,913	8,868
Advances to suppliers	15,839	12,430
Income taxes receivable	4,150	3,396
Total current assets	150,360	125,674
Property, plant, and equipment, net	114,224	113,310
Operating lease right-of-use assets	49,744	54,518
Investments in unconsolidated entities	3,383	3,782
Deferred income taxes	5,776	5,433
Goodwill	28,653	28,653
Intangibles, net	6,074	7,206
Other assets	56,726	47,170
	$414,940	$385,746
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$22,712	$20,223
Trade accounts payable	16,425	10,436
Accrued expenses	42,183	51,795
Other current liabilities	11,000	11,000
Current portion of term loan	404	—
Current portion of operating leases	6,911	6,925
Current portion of long-term obligations and finance leases	1,674	1,574
Total current liabilities	101,309	101,953
Long-term liabilities:
Borrowings pursuant to line of credit, long-term	36,768	1,200
Long-term portion of term loan	3,055	—
Long-term portion of operating leases	47,281	52,140
Long-term portion of obligations and finance leases	5,198	4,447
Other long-term liabilities	2,229	2,635
Total long-term liabilities	94,531	60,422
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,761 (2023) and 17,732 (2022) shares issued and outstanding)	18	18
Additional paid-in capital	175,653	171,223
Noncontrolling interest	1,405	1,015
Retained earnings	42,024	51,115
Total shareholders' equity	219,100	223,371
	$414,940	$385,746

The accompanying notes are an integral part of these consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2023	2022	2023	2022

Net sales	$259,875	$341,991	$730,768	$947,501
Cost of sales	234,850	323,477	676,274	894,017
Gross profit	25,025	18,514	54,494	53,484
Selling, general and administrative	17,842	16,659	52,271	48,404
Expenses (recovery) related to Mexican tax matters	(1,203)	303	1,231	1,148
Impairment and charges related to Florida facility closure	—	—	—	959
Operating income	8,386	1,552	992	2,973
Interest expense	(793)	(485)	(1,482)	(1,272)
Other income, net	230	278	862	1,433
Unrealized net income (loss) on Limoneira shares	—	1,225	—	(5,803)
Income (loss) before income taxes and loss from unconsolidated entities	7,823	2,570	372	(2,669)
Income tax benefit (expense)	(617)	(984)	(21)	363
Net loss from unconsolidated entities	(498)	(269)	(398)	(812)
Net income (loss)	6,708	1,317	(47)	(3,118)
Add: Net loss (income) attributable to noncontrolling interest	(82)	(17)	(390)	185
Net income (loss) attributable to Calavo Growers, Inc.	$6,626	$1,300	$(437)	$(2,933)

Calavo Growers, Inc.’s net income (loss) per share:
Basic	$0.37	$0.07	$(0.02)	$(0.17)
Diluted	$0.37	$0.07	$(0.02)	$(0.17)

Number of shares used in per share computation:
Basic	17,756	17,667	17,746	17,661
Diluted	17,856	17,769	17,746	17,661

The accompanying notes are an integral part of these consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended July 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(47)	$(3,118)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,815	12,472
Non-cash operating lease expense	64	40
Net loss from unconsolidated entities	398	812
Realized and unrealized net loss on Limoneira shares	—	5,803
Divesture of Calavo Salsa Lisa	624	—
Impairment and non-cash charges related to closure of Florida facility	—	317
Provision for uncollectible Mexican IVA taxes receivable	1,404	—
Stock-based compensation expense	4,382	2,123
Gain on sale of Temecula packinghouse	(162)	(162)
Loss on disposal of property, plant, and equipment	40	—
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(17,401)	376
Inventories	(437)	4,594
Prepaid expenses and other current assets	(3,673)	(30)
Advances to suppliers	(2,481)	(4,945)
Income taxes receivable/payable	(754)	3,022
Other assets	(11,622)	(3,205)
Payable to growers	2,489	12,716
Trade accounts payable, accrued expenses and other liabilities	(4,837)	11,369
Net cash provided by (used in) operating activities	(19,198)	42,184
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(10,092)	(7,738)
Net cash used in investing activities	(10,092)	(7,738)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(8,654)	(20,330)
Proceeds from revolving credit facilities	215,818	221,500
Payments on revolving credit facilities	(180,250)	(233,600)
Payments of debt issuance cost	(693)	—
Payments of minimum withholding taxes on net share settlement of equity awards	—	(95)
Proceeds from term loan	3,459	—
Payments on long-term obligations and finance leases	(1,409)	(1,357)
Proceeds from stock option exercises	48	47
Net cash provided (used in) by financing activities	28,319	(33,835)
Net increase (decrease) in cash, cash equivalents and restricted cash	(971)	611
Cash, cash equivalents and restricted cash, beginning of period	3,134	2,855
Cash, cash equivalents and restricted cash, end of period	$2,163	$3,466
Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$2,016	$—
Settlement of Agricola Belher infrastructure advance offset against payable to growers	$1,700	$1,060
Property, plant, and equipment included in trade accounts payable and accrued expenses	$869	$309

The accompanying notes are an integral part of these consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, April 30, 2022	17,742	$18	$169,453	$53,130	$1,166	$223,767
Issuance of common stock in connection with stock-based compensation, net of tax witholdings	(10)	—	—	—	—	—
Stock-based compensation expense	—	—	755	—	—	755
Avocados de Jalisco noncontrolling interest	—	—	—	—	17	17
Net income attributable to Calavo Growers, Inc.	—	—	—	1,300	—	1,300
Balance, July 31, 2022	17,732	$18	$170,208	$54,430	$1,183	$225,839

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, April 30, 2023	17,752	$18	$174,674	$37,176	$1,323	$213,191
Issuance of common stock in connection with stock-based compensation, net of tax witholdings	9	—	—	—	—	—
Stock-based compensation expense	—	—	979	—	—	979
Dividend declared to shareholders (0.10 per share)	—	—	—	(1,778)	—	(1,778)
Avocados de Jalisco noncontrolling interest	—	—	—	—	82	82
Net income attributable to Calavo Growers, Inc.	—	—	—	6,626	—	6,626
Balance, July 31, 2023	17,761	$18	$175,653	$42,024	$1,405	$219,100

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance, October 31, 2021	17,686	$18	$168,133	$57,363	$1,368	$226,882
Issuance of common stock in connection with stock-based compensation, net of tax witholdings	46	—	(48)	—	—	(48)
Stock-based compensation expense	—	—	2,123	—	—	2,123
Avocados de Jalisco noncontrolling interest	—	—	—	—	(185)	(185)
Net loss attributable to Calavo Growers, Inc.	—	—	—	(2,933)	—	(2,933)
Balance, July 31, 2022	17,732	$18	$170,208	$54,430	$1,183	$225,839

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance, October 31, 2022	17,732	$18	$171,223	$51,115	$1,015	$223,371
Issuance of common stock in connection with stock-based compensation, net of tax witholdings	29	—	48	—	—	48
Stock-based compensation expense	—	—	4,382	—	—	4,382
Dividend declared to shareholders (0.4875 per share)	—	—	—	(8,654)	—	(8,654)
Avocados de Jalisco noncontrolling interest	—	—	—	—	390	390
Net loss attributable to Calavo Growers, Inc.	—	—	—	(437)	—	(437)
Balance, July 31, 2023	17,761	$18	$175,653	$42,024	$1,405	$219,100

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

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

	Three months ended July 31, 2023			Three months ended July 31, 2022

	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$127,328	$—	$127,328	$196,443	$—	$196,443
Tomatoes	15,662	—	15,662	8,990	—	8,990
Papayas	2,338	—	2,338	2,679	—	2,679
Other fresh income	10	—	10	54	—	54
Fresh-cut products	—	101,150	101,150	—	117,541	117,541
Guacamole	—	18,049	18,049	—	19,606	19,606
Salsa	—	49	49	—	524	524
Total gross sales	145,338	119,248	264,586	208,166	137,671	345,837
Less sales allowances	(795)	(3,442)	(4,237)	(577)	(2,799)	(3,376)
Less inter-company eliminations	(474)	—	(474)	(470)	—	(470)
Net sales	$144,069	$115,806	$259,875	$207,119	$134,872	$341,991

	Nine months ended July 31, 2023			Nine months ended July 31, 2022

	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$352,858	$—	$352,858	$538,882	$—	$538,882
Tomatoes	45,669	—	45,669	36,331	—	36,331
Papayas	8,193	—	8,193	8,462	—	8,462
Other fresh income	75	—	75	87	—	87
Fresh-cut products	—	283,588	283,588	—	316,804	316,804
Guacamole	—	52,601	52,601	—	56,976	56,976
Salsa	—	756	756	—	1,349	1,349
Total gross sales	406,795	336,945	743,740	583,762	375,129	958,891
Less sales allowances	(3,510)	(8,296)	(11,806)	(2,591)	(7,240)	(9,831)
Less inter-company eliminations	(1,166)	—	(1,166)	(1,559)	—	(1,559)
Net sales	$402,119	$328,649	$730,768	$579,612	$367,889	$947,501

			Interco.
	Grown	Prepared	Elimins.	Total

	(All amounts are presented in thousands)
Three months ended July 31, 2023
Net sales	$144,543	$115,806	$(474)	$259,875
Cost of sales	123,190	112,134	(474)	234,850
Gross profit	$21,353	$3,672	$—	$25,025

Three months ended July 31, 2022
Net sales	$207,589	$134,872	$(470)	$341,991
Cost of sales	195,818	128,129	(470)	323,477
Gross profit	$11,771	$6,743	$—	$18,514

			Interco.
	Grown	Prepared	Elimins.	Total

	(All amounts are presented in thousands)
Nine months ended July 31, 2023
Net sales	$403,285	$328,649	$(1,166)	$730,768
Cost of sales	359,852	317,588	(1,166)	676,274
Gross profit	$43,433	$11,061	$—	$54,494

Nine months ended July 31, 2022
Net sales	$581,171	$367,889	$(1,559)	$947,501
Cost of sales	539,577	355,999	(1,559)	894,017
Gross profit	$41,594	$11,890	$—	$53,484

For the three months ended July 31, 2023 and 2022, intercompany sales and cost of sales of $0.5 million between Grown products and Prepared products were eliminated. For the nine months ended July 31, 2023 and 2022, intercompany sales and cost of sales of $1.2 million and $1.6 million between Grown products and Prepared products were eliminated.

Sales to customers outside the U.S. were approximately $8.6 million, and $6.1 million for the three months ended July 31, 2023 and 2022. Sales to customers outside the U.S. were approximately $24.1 million, and $21.5 million for the nine months ended July 31, 2023 and 2022.

Our foreign operations in Mexico are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries in Mexico is the United States dollar (U.S. dollar). As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements and foreign currency transactions are recognized within cost of sales. We recognized foreign currency remeasurement gains in the current quarter. These gains were due primarily to certain long-term net peso receivables. Foreign currency remeasurement gains, net of losses, for the three and nine months ended July 31, 2023 were $2.0 million and $4.4 million respectively. Foreign currency remeasurement losses, net of gains, for the three and nine months ended July 31, 2022 were $0.4 million and $1.3 million respectively.

The net carrying value of long-lived assets attributed to geographic areas as of July 31, 2023 and October 31, 2022, are as follows (in thousands):

	United States	Mexico	Consolidated
July 31, 2023	$77,760	$36,464	$114,224
October 31, 2022	$77,208	$36,102	$113,310

3.	Inventories

Inventories consist of the following (in thousands):

	July 31,	October 31,
	2023	2022

Fresh fruit	$13,865	$16,938
Packing supplies and ingredients	14,036	14,176
Finished prepared foods	10,977	7,716
Total	$38,878	$38,830

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions. Inventory includes reserves of $0.7 million and $0.5 million in slow moving inventories as of July 31, 2023 and October 31, 2022.

4.	Related party transactions

Board of Directors

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. For the three months ended July 31, 2023 and 2022, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $2.2 million and $5.7 million. For the nine months ended July 31, 2023 and 2022, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $2.3 million and $7.3 million. Amounts payable to these Board members were $0.8 million as of July 31, 2023. We did not have any amounts payable to these Board members as of October 31, 2022. For the three and nine months ended July 31, 2023, we have procured $1.7 million of avocados from entities affiliated with our Chief Executive Officer.

Agricola Don Memo, S.A. de C.V. (“Don Memo”)

Calavo and Agricola Belher (“Belher”) have an equal one-half ownership interest in Don Memo. Pursuant to a management service agreement, Belher, through its officers and employees, has day-to-day power and authority to manage the operations.

As of July 31, 2023, and October 31, 2022, we had an investment of $3.4 million and $3.8 million, representing Calavo’s 50% ownership in Don Memo, which was included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. For the three and nine months ended July 31, 2023, we advanced $0.2 million and $4.1 million of preseason advances to Don Memo, respectively. As of July 31, 2023 and October 31, 2022, we had outstanding advances of $6.0 million and $7.0 million to Don Memo. In October 2020, we entered into an infrastructure loan agreement with Don Memo for up to $2.4 million secured by certain property and equipment of Don Memo. This infrastructure loan accrues interest at 7.25%. The total outstanding infrastructure loan balance at July 31, 2023 and at October 31, 2022, was $1.6 million. This infrastructure loan agreement will mature in fiscal 2024. During the three months ended July 31, 2023 and 2022, we incurred $6.9 million and $3.2 million of cost of sales to Don Memo pursuant to our purchase consignment agreement. During the nine months ended July 31, 2023 and 2022, we incurred $13.0 million and $7.1 million of cost of sales to Don Memo pursuant to our purchase consignment agreement.

Belher

We make advances to Belher for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. We had grower advances due from Belher totaling $5.2 million and $4.5 million as of July 31, 2023 and October 31, 2022, which are netted against the grower payable. In addition, we had infrastructure advances due from Belher of $0.9 million as of October 31, 2022. These infrastructure advances were recorded as a receivable in prepaid and other current assets as of October 31, 2022. In July 2021, we made a bridge loan of $3.5 million to Belher. This loan is secured by certain farmland in Mexico and accrues interest at 10%. In the first quarter of fiscal 2022, this loan was amended to be due with installments of $0.9 million on July 31, 2022, $0.9 million on July 31, 2023 and $1.7 million on July 31, 2024. As part of this amended loan agreement, we can withhold payments on both the infrastructure advances and the bridge loan through the netting against the grower payable due to Belher. The total outstanding bridge loan balance at July 31, 2023, was $1.7 million, which is included in prepaids and other current assets. The total outstanding bridge loan balance at October 31, 2022, was $2.6 million ($0.9 million is included in prepaids and other current assets and $1.7 million in other assets). During the three months ended July 31, 2023 and 2022, we incurred $2.1 million and $1.4 million of cost of sales to Belher pursuant to our purchase consignment agreement. During the nine months ended July 31, 2023 and 2022, we incurred $16.2 million and $19.0 million of cost of sales to Belher pursuant to our purchase consignment agreement.

Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”)

In August 2015, we entered into a Shareholder’s Agreement with various Mexican partners and created Avocados de Jalisco. Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. As of July 31, 2023, this entity was approximately 83% owned by Calavo and was consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico, which began operations in June of 2017. During the three months ended July 31, 2023 and 2022 we purchased approximately $2.1 million and $1.2 million of avocados from the partners of Avocados de Jalisco. During the nine months ended July 31, 2023 and 2022 we purchased approximately $6.4 million and $4.7 million of avocados from the partners of Avocados de Jalisco.

5.	Other assets and Intangibles

Other assets consist of the following (in thousands):

	July 31,	October 31,
	2023	2022
Mexican IVA (i.e. value-added) taxes receivable, net (see Note 10)	$54,108	$43,625
Infrastructure advances	1,641	1,241
Bridge loan to Agricola Belher	—	1,700
Other	977	604
Total	$56,726	$47,170

Intangible assets consist of the following (in thousands):

		July 31, 2023			October 31, 2022
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	8 years	$17,340	$(12,411)	$4,929	$17,340	$(11,373)	$5,967
Trade names	8 years	4,060	(3,190)	870	4,060	(3,100)	960
Trade secrets/recipes	9 years	630	(630)	—	630	(626)	4
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$22,305	$(16,231)	$6,074	$22,305	$(15,099)	$7,206

We anticipate recording amortization expense of $0.4 million for the remainder of fiscal 2023, $1.5 million for fiscal year 2024, $1.5 million for fiscal year 2025, $1.5 million for fiscal year 2026, and $0.9 million thereafter.

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

Restricted Stock Awards (RSAs)

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

On December 1, 2022, our 10 directors were granted 3,478 restricted shares each (for a total of 34,780 shares). These shares have full voting rights and participate in dividends as if unrestricted. The closing share price of our stock on such grant date was $34.51. Two directors did not seek reelection in April of 2023, and, consequently, 1,678 shares for each director (for a total of 3,356 shares) vested and became unrestricted while 1,800 shares for each director (for a total of 3,600 shares) were forfeited. As of November 1, 2023, the remaining 27,824 shares will vest and become unrestricted subject to the continued service of the director. The total recognized stock-based compensation expense for these grants was $0.3 million for the three months ended July 31, 2023. The total recognized stock-based compensation expense for these grants was $0.8 million for the nine months ended July 31, 2023.

On March 7, 2023, our former CEO was terminated. As part of his Separation Agreement, the remaining 19,329 restricted shares that were granted as part of his original employment agreement were immediately vested. The total stock-based compensation expense recognized was $0.8 million for the three and nine months ended July 31, 2023.

The total recognized stock-based compensation expense for restricted stock awards was $0.2 million and $0.4 million for the three months ended July 31, 2023 and 2022, respectively. The total recognized stock-based compensation expense for restricted stock awards was $1.9 million and $1.8 million for the nine months ended July 31, 2023 and 2022, respectively. As of July 31, 2023, there was $0.3 million of unrecognized stock-based compensation costs related to non-vested RSAs, which the Company expects to recognize over a weighted-average period of 0.3 years.

A combined summary of restricted stock award activity, related to our 2011 and 2020 Plans, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at April 30, 2023	40	$35.54
Vested	(6)	$34.51
Forfeited	(4)	$36.81
Outstanding at July 31, 2023	30	$35.38	$1,118

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2022	67	$45.01
Granted	38	$34.13
Vested	(71)	$41.85
Forfeited	(4)	$36.81
Outstanding at July 31, 2023	30	$35.38	$1,118

Restricted Stock Units (RSUs) and Performance Restricted Stock Units (PRSUs)

On December 1, 2022, we issued RSUs and PRSUs for officers and other members of management as part of our long-term incentive plan. The RSUs are time-based and vest annually in equal amounts over a three-year period. The PRSUs are based on three-year cumulative performance targets of net sales, adjusted EBITDA and return on invested capital and vest entirely at the third anniversary.  We granted 66,325 RSUs and 66,325 PRSUs at a grant price of $34.51.

On March 7, 2023, our former CEO was terminated. As part of his Separation Agreement, 7,421 RSUs and 13,687 PRSUs immediately vested. The accelerated stock-based compensation expense recognized was $0.5 million for the nine months ended July 31, 2023. With his termination 8,574 PRSUs and 11,285 RSUs were forfeited. In June of 2023, two of our Senior Vice Presidents departed the Company and, pursuant to their employment agreements, 10,311 RSUs immediately vested. The accelerated stock-based compensation expense recognized was $0.3 million for the three and nine months ended July 31, 2023. With these departures 6,123 PRSUs and 6,123 RSUs were forfeited.

The total recognized stock-based compensation expense for RSUs was $0.4 million and $0.3 million for the three months ended July 31, 2023 and 2022, respectively. The total recognized stock-based compensation expense for RSUs was $1.3 million and $0.3 million for the nine months ended July 31, 2023 and 2022, respectively. As of July 31, 2023, there was $1.5 million of unrecognized stock-based compensation costs related to non-vested RSUs, which the Company expects to recognize over a weighted-average period of 2.0 years.

The summary of RSU activity, related to our 2020 Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average	Aggregate
	Represented	Grant Price	Intrinsic Value
Outstanding at April 30, 2023	84	$36.65
Granted	2	$34.46
Vested	(13)	$36.37
Forfeited	(18)	$36.18
Outstanding at July 31, 2023	55	$35.36	$2,064

	Number of Shares	Weighted-Average	Aggregate
	Represented	Grant Price	Intrinsic Value
Outstanding at October 31, 2022	52	$39.17
Granted	68	$34.46
Vested	(32)	$39.25
Forfeited	(33)	$35.79
Outstanding at July 31, 2023	55	$35.36	$2,064

At the end of each reporting period, the Company will adjust compensation expense for the PRSUs based on its best estimate of attainment of the specified performance targets. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs that are expected to be earned will be recognized as an adjustment in the period of the adjustment. As of July 31, 2023, the Company determined that it was not probable that any of the PRSUs for the 2022 three-year cumulative performance grant would vest and that less than 100% of the PRSUs for the 2023 three-year cumulative performance grant would vest. The Company recorded a net reversal of approximately $0.4 million of previously amortized stock-based compensation for the three months ended July 31, 2023, for all PRSUs. The total recognized stock-based compensation expense for PRSUs was $0.1 million for the three months ended July 31, 2022. The total recognized stock-based compensation expense for PRSUs was $0.4 million and $0.1 million for the nine months ended July 31, 2023 and 2022, respectively. As of July 31, 2023, there was $0.3 million of unrecognized stock-based compensation costs related to non-vested PRSUs, which the Company expects to recognize over a weighted-average period of 2.3 years.

The summary of PRSU activity, related to our 2020 Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average	Aggregate
	Represented	Grant Price	Intrinsic Value
Outstanding at April 30, 2023	72	$35.25
Forfeited	(21)	$35.35
Adjusted for performance factor	(40)	$35.40
Outstanding at July 31, 2023	11	$34.51	$411

	Number of Shares	Weighted-Average	Aggregate
	Represented	Grant Price	Intrinsic Value
Outstanding at October 31, 2022	31	$37.49
Granted	66	$34.51
Vested	(14)	$35.65
Forfeited	(32)	$35.35
Adjusted for performance factor	(40)	$35.40
Outstanding at July 31, 2023	11	$34.51	$411

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

     The Black-Scholes-Merton and lattice-based option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because options held by our directors and employees have characteristics significantly different from those of traded options, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of these options. For the market award, we determined both the fair value and derived service period using a Monte Carlo simulation model on the closing date.

Based on the above details and assumptions, we valued these options at $1.8 million. We will amortize this amount on a straight-line basis over the derived service period.

The total recognized stock-based compensation expense for options was $0.7 million and $0.8 million for the three months and nine months ended July 31, 2023, respectively. As of July 31, 2023, there was $1.1 million of unrecognized stock-based compensation costs related to options, which the Company expects to recognize over a weighted-average period of 0.7 years.

There was no stock option activity for the three months ended July 31, 2023. A summary of stock option activity, related to our 2011 and 2020 Plans, is as follows (in thousands, except for weighted-average exercise price):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2022	27	$44.67
Exercised	(2)	$23.48
Granted	500	$24.39
Outstanding at July 31, 2023	525	$25.44	$6,670
Exercisable at July 31, 2023	15	$51.30	$—

As of July 31, 2023, outstanding and exercisable stock options had a weighted-average remaining contractual term of 0.7 years.

7.	Other events

Dividend payments

In November 2022, we announced that we would begin declaring and paying dividends quarterly rather than annually as had been our prior practice.

On December 14, 2022, we paid a dividend of $0.2875 per share, or an aggregate of $5.2 million, to shareholders of record on November 16, 2022. On April 6, 2023, we paid a $0.10 per share dividend in the aggregate amount of $1.7 million to shareholders of record on March 24, 2023. On July 11, 2023, we paid a $0.10 per share dividend in the aggregate amount of $1.8 million to shareholders of record on June 27, 2023.

On September 1, 2023, our board of directors declared a cash dividend of $0.10 per share. This dividend will be paid on October 11, 2023, to shareholders of record on September 27, 2023.

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

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approximately $155.2 million USD at July 31, 2023) related to income tax, flat rate business tax, and value added tax, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of July 31, 2023 to the amount of $3.08 billion Mexican pesos (approx. $183.9 million USD).  Additionally, the tax authorities have determined that we owe our employees profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $7.0 million USD at July 31, 2023). In August 2018, we filed an Administrative Appeal on the 2013 Assessment, appealing our case to the SAT’s central legal department in Michoacan.

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

On September 22, 2021, we had an initial in-person meeting with the SAT in Mexico City to formally present and discuss the Reconsideration. The SAT agreed to review our Reconsideration in more detail; however, on January 3, 2022, the SAT formally rejected our request for the Reconsideration. In response to this rejection, on January 21, 2022, we filed a capital injunction suit (the “Injunction Suit”) with a federal district court seeking to nullify the arguments against the Reconsideration made by the SAT on constitutional grounds.

The main purpose of the Injuction Suit was to challenge the SAT’s response issued to the Reconsideration, and with that, to keep the Reconsideration alive until the Injunction Suit is decided. This would allow time to continue the discussions with SAT at the administrative level and would give SAT the legal basis to issue a new resolution. The Injunction Suit represents a further opportunity for a court to analyze this matter from a constitutional perspective.

On August 16, 2023, we received notice that the federal district court rejected the Injunction Suit. In so doing, the federal district court did not rule on the substance of the case, stating that the substance of the case will be resolved by the Tax Court through the Annulment Suit. The Company filed an appeal with the federal circuit court on August 30, 2023.

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

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Annulment Suit in the Tax Court, we also believe that it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT to agree to reach a settlement. In accordance with our cumulative probability analysis on uncertain tax positions, our settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we recorded a provision of $11 million, in the third quarter of fiscal 2021, as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We believe that this provision remains appropriate as of July 31, 2023 based on our cumulative probability analysis. We incurred $0.5 million and $1.6 million of related professional fees for the three and nine months ended July 31, 2023, respectively, which have been recorded in Expenses (recovery) related to Mexican Tax matters on the consolidated statements of operations.

8.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Three months ended	Three months ended
Avocados de Jalisco noncontrolling interest	July 31, 2023	July 31, 2022

Noncontrolling interest, beginning	$1,323	$1,166
Net income attributable to noncontrolling interest of Avocados de Jalisco	82	17
Noncontrolling interest, ending	$1,405	$1,183

	Nine months ended	Nine months ended
Avocados de Jalisco noncontrolling interest	July 31, 2023	July 31, 2022

Noncontrolling interest, beginning	$1,015	$1,368
Net income (loss) attributable to noncontrolling interest of Avocados de Jalisco	390	(185)
Noncontrolling interest, ending	$1,405	$1,183

9.	Earnings per share

Basic and diluted net income per share is calculated as follows (data in thousands, except per share data):

	Three months ended July 31,
	2023	2022
Numerator:
Net income attributable to Calavo Growers, Inc.	$6,626	$1,300
Denominator:
Weighted average shares – Basic	17,756	17,667
Effect of dilutive securities – Restricted stock/units/options	100	102
Weighted average shares – Diluted	17,856	17,769
Net income per share attributable to Calavo Growers, Inc:
Basic	$0.37	$0.07
Diluted	$0.37	$0.07

	Nine months ended July 31,
	2023	2022
Numerator:
Net loss attributable to Calavo Growers, Inc.	$(437)	$(2,933)
Denominator:
Weighted average shares - Basic	17,746	17,661
Effect on dilutive securities – Restricted stock/units/options (1)	—	—
Weighted average shares - Diluted	17,746	17,661
Net loss per share attributable to Calavo Growers, Inc:
Basic	$(0.02)	$(0.17)
Diluted	$(0.02)	$(0.17)

(1)	For the nine months ended July 31, 2023 and 2022, approximately 89,000 shares and 65,000 shares of common stock equivalents were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive given the Company’s net loss for those periods.

10.	Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (“IVA”) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts recoverable from the Mexican government.

As of July 31, 2023, and October 31, 2022, CDM IVA receivables totaled $54.1 million (921.7 million Mexican pesos) and $43.6 million (865.4 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2023, the tax authorities began objecting to refund requests and supporting documentation that had previously been deemed acceptable to process a refund. Additionally, they are also contesting the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or other legal means.

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

In January 2023 the Federal Tax Court issued a definitive resolution confirming the ruling from April 2022, ordering SAT to refund approximately $18 million pesos (approx. $1.1 million USD at July 31, 2023) and confirming that the $6.9 million pesos (approx. $0.4 million USD at July 31, 2023) related to packing materials will not be recoverable. For the nine months ended July 31, 2023, we recognized a reserve of $1.4 million USD for Mexican IVA tax receivables related to certain packing material vendors corresponding to the years 2013 and 2015. This reserve includes the amounts included in the January 2023 ruling as well as other similar receivables that are subject to proceedings in this same Federal Tax Court.

In June 2023 we received $2.8 million from the SAT related to Mexican IVA tax receivables corresponding to fiscal year 2013 which was consistent with the January 2023 definitive resolution. Of this amount, $1.7 million was interest and inflation related adjustments. This $1.7 million was netted with expenses related to Mexican tax matters on the statement of operations.

We believe that our operations in Mexico are properly documented, and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding IVA amounts. With assistance from our internationally recognized tax advisory firm, as of July 31, 2023, CDM has filed Administrative Appeals for months for which IVA refunds have been denied by the SAT, and will continue filing such appeals for any months for which refunds are denied in the future. Therefore, it is probable that the Mexican tax authorities will ultimately authorize the refund of the remaining IVA amounts.

11. Credit Facility

On June 26, 2023, Calavo and certain subsidiaries entered into a credit agreement (the “Credit Agreement”) by and among, Calavo, certain subsidiaries of Calavo as guarantors, and Wells Fargo Bank, National Association, as agent and lender (“Agent”). The Credit Agreement provides for a revolving credit facility of up to $90.0 million (the “Revolving Loans”), along with an undrawn capex credit facility of up to $10.0 million (the “Term Loan”, and together with the Revolving Loans, the “New Credit Facility”).

The initial proceeds of $36.8 million on the Revolving Loans were used to fully repay the outstanding $34.9 million, balance under Calavo’s previously existing revolving credit faciilty with Bank of America, N.A. and to pay related transaction fees and expenses, and following the Closing Date (June 26, 2023) may be used for working capital and other general corporate purposes.  For a period of one year following the Closing Date, Calavo may utilize the proceeds of the Term Loan to pay a certain percentage of the costs of certain equipment purchased by Calavo.

Borrowings of the Revolving Loans under the Credit Agreement are asset based and are subject to a borrowing base calculation that includes a certain percentage of eligible accounts receivable, inventory and equipment of Calavo, less any reserves implemented by Agent in its permitted discretion; provided that the equipment based portion of such borrowing base calculation will reduce monthly following the Closing Date.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to an applicable margin, plus, at Calavo’s option, either a base rate or a secured overnight financing rate (“SOFR”) term rate (which includes a spread adjustment of 0.10% and is subject to a floor of 0.00%). The applicable margin is (i) for Revolving Loans, 0.50% for base rate borrowings and 1.50% for SOFR term rate borrowings, and (ii) for Term Loan, 1.00% for base rate borrowings and 2.00% for SOFR term rate borrowings.  The New Credit Facility matures on June 26, 2028 (the “Maturity Date”).

Calavo may voluntarily prepay loans under the New Credit Facility, in whole or in part, without premium or penalty. Subject to the terms and conditions set forth in the Credit Agreement, Calavo may be required to make certain mandatory prepayments prior to the Maturity Date.

The Credit Agreement contains negative covenants that, among other things, limit Calavo’s ability to: incur indebtedness; grant liens on its assets; enter into certain investments; consummate fundamental change transactions; engage in mergers or acquisitions or dispose of assets; enter into certain transactions with affiliates; make changes to its fiscal year; enter into certain restrictive agreements; and make certain restricted payments (including for dividends). Each of these limitations are subject to various conditions.  The Credit Agreement also contains a springing fixed charge coverage ratio financial covenant that is tested if the amount of the Revolving Loans available for Calavo to borrow under the New Credit Facility is less than 10% of the total revolving credit facility.

The Credit Agreement also contains certain affirmative covenants and customary events of default provisions, including, subject to thresholds and grace periods, among others, payment default, covenant default, cross default to other material indebtedness, and judgment default.

As of July 31, 2023, we were in compliance with the financial covenants, and we expect to remain in compliance. As of July 31, 2023, approximately $41.7 million was available for borrowing, based on our borrowing base calculation discussed above.

The weighted-average interest rate under the Credit Facility was 6.7% at July 31, 2023.  Under the New Credit Facility, we had $36.8 million and $3.5 million outstanding related to the Revolving Loans and Term Loan, respectively, as of July 31, 2023.

In connection with the New Credit Facility, we are in the process of obtaining letters of credit related to our workers compensation policies to satisfy certain collateral requirements. While this is in process, we have recorded $0.8 million and $3.0 million as restricted cash and prepaid and other current assets, respectively, on the consolidated balance sheet as of July 31, 2023.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended October 31, 2022 of Calavo Growers, Inc. (“we”, “Calavo”, or the “Company”).

Recent Developments

Dividend payments

In November 2022, we announced that we would begin declaring and paying dividends quarterly rather than annually as had been our prior practice.

On December 14, 2022, we paid a dividend of $0.2875 per share, or an aggregate of $5.2 million, to shareholders of record on November 16, 2022. On April 6, 2023, we paid a $0.10 per share dividend in the aggregate amount of $1.7 million to shareholders of record on March 24, 2023. On July 11, 2023, we paid a $0.10 per share dividend in the aggregate amount of $1.8 million to shareholders of record on June 27, 2023.

On September 1, 2023, our board of directors declared a cash dividend of $0.10 per share. This dividend will be paid on October 11, 2023, to shareholders of record on September 27, 2023.

Credit Agreement

On June 26, 2023, Calavo and certain subsidiaries entered into a credit agreement (the “Credit Agreement”) by and among, Calavo, certain subsidiaries of Calavo as guarantors, and Wells Fargo Bank, National Association, as agent and lender. The Credit Agreement provides for a revolving credit facility of up to $90.0 million (the “Revolving Loans”), along with an undrawn capex credit facility of up to $10.0 million (the “Term Loan”, and together with the Revolving Loans, the “New Credit Facility”). See “Liquidity and Capital Resources” below for more information.

Litigation

From time to time, we are involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Mexican Tax Issues

See footnotes 7 and 10 of the consolidated financial statements for information on Mexican tax matters and the Mexican IVA taxes receivable.

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

There have been no material changes in our critical accounting estimates during the three and nine months ended July 31, 2023, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2022.

Non-GAAP Financial Measures

The below tables include non-GAAP measures EBITDA, adjusted EBITDA, adjusted net income (loss) and adjusted net income (loss) per diluted share, which are not prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.”

EBITDA is defined as net income (loss) attributable to Calavo Growers, Inc. excluding (1) interest income and expense, (2) income taxes (benefit) provision, (3) depreciation and amortization and (4) stock-based compensation expense. Adjusted EBITDA is EBITDA with further adjustments for (1) non-cash net income (losses) recognized from unconsolidated entities, (2) goodwill impairment, (3) write-off of long-lived assets, (4) acquisition-related costs, (5) restructuring-related costs, including certain severance costs, (6) certain litigation and other related costs, and (7) one-time items. Adjusted EBITDA is a primary metric by which management evaluates the operating performance of the business, on which certain operating expenditures and internal budgets are based and by which, in addition to other factors, the Company’s senior management is compensated. The adjustments to calculate EBITDA and adjusted EBITDA are items recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded.

Adjusted net income (loss) is defined as net income (loss) attributable to Calavo Growers, Inc. excluding (1) non-cash net income (losses) recognized from unconsolidated entities, (2) goodwill impairment, (3) write-off of long-lived assets, (4) acquisition-related costs, (5) restructuring-related costs, including certain severance costs, (6) certain litigation and other related costs, and (7) one-time items. Adjusted net income (loss) and the related measure of adjusted net income (loss) per diluted share exclude certain items that are recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. We believe adjusted net income (loss) affords investors a different view of the overall financial performance of the Company than adjusted EBITDA and the GAAP measure of net income (loss) attributable to Calavo Growers, Inc.

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

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
Net income (loss) attributable to Calavo Growers, Inc.	$6,626	$1,300	$(437)	$(2,933)
Non-GAAP adjustments:
Non-cash losses recognized from unconsolidated entities (a)	498	269	398	812
Loss from FreshRealm and other related expenses (b)	—	580	—	580
Net loss (income) on Limoneira shares (c)	—	(1,225)	—	5,803
Rent expense add back (d)	108	108	324	324
Restructure costs - consulting, management recruiting and severance (e)	1,426	1,198	5,186	4,473
Expenses (recovery) related to Mexican tax matters (f)	(1,203)	789	1,231	1,634
Impairment, losses and charges related to property, plant and equipment (g)	—	—	235	959
Legal settlement and related expenses (h)	—	—	700	—
Tax impact of adjustments (i)	(208)	(163)	(2,019)	(3,380)
Adjusted net income attributed to Calavo Growers, Inc.	$7,247	$2,856	$5,618	$8,272

Calavo Growers, Inc.’s net income (loss) per share:
Diluted EPS (GAAP)	$0.37	$0.07	$(0.02)	$(0.17)
Adjusted net income per diluted share	$0.41	$0.16	$0.32	$0.47

Number of shares used in per share computation:
Diluted	17,856	17,769	17,746	17,726
(a)	For the three months ended July 31, 2023 and 2022, we realized losses of $0.5 million and losses of $0.3 million from Agricola Don Memo. For the nine months ended July 31, 2023 and 2022, we realized income of $0.4 million and losses of $0.8 million from Agricola Don Memo.
(b)	For the three and nine months ended July 31, 2022, we recognized a return to provision discrete tax expense of $0.6 million due to the finalization of the tax treatment of the loss related to the previously recorded impairment of the investment in FreshRealm.
(c)	For the three and nine months ended July 31, 2022, we recorded $1.2 million in urealized income and $5.8 million in unrealized losses related to mark-to-market adjustments of our previously held investment in Limoniera stock..
(d)	For the three months ended July 31, 2023 and 2022, we incurred $0.1 million related to rent paid for Prepared’s former corporate office space that we have vacated and plan to sublease. For the nine months ended July 31, 2023 and 2022, we incurred $0.3 million related to rent paid for Prepared’s former corporate office space that we have vacated and plan to sublease.
(e)	For the three and nine months ended July 31, 2023, we recorded $0.1 million and $0.8 million in severance costs as part of U.S. restructuring efforts, respectively. For the three and nine months ended July 31, 2023, we incurred $0.9 million in severance and other costs and $0.3 million in stock-based compensation related to the departure of certain members of management. In addition, for the nine months ended July 31, 2023, we incurred $1.2 million in severance and other costs and $1.2 million in stock-based compensation related to the departure of our former Chief Executive Officer. Additionally, for the nine months ended July 31, 2023, we incurred $0.6 million related to the divesture of Salsa Lisa.

For the three and nine months ended July 31, 2022, we recorded $1.2 million and $4.5 million of consulting expenses related to an enterprise-wide strategic business operations study conducted by a third-party management consulting organization for the purpose of restructuring to improve the profitability of the organization and efficiency of our operations. In addition, for the nine months ended July 31, 2022, we recorded $1.4 million of severance accrual related to the Project Uno restructuring.

(f)	For the three months ended July 31, 2023 and 2022, we incurred $0.5 million and $0.3 million of professional fees related to the Mexican tax matters, respectively. For the nine months ended July 31, 2023 and 2022, we incurred $1.6 million and $1.1 million of professional fees related to the Mexican tax matters, respectively.

For the three and nine months ended July 31,2023, we recorded a recovery of $1.7 million related to the interest and inflationary adjustments related to an IVA repayment from Mexican Tax Authority. For the nine months ended July 31, 2023, we recognized a reserve of $1.4 million related to the collectability of IVA receivables. See Note 10 for more information.

For the three and nine months ended July 31, 2022, we recognized a return to provision discrete tax expense of $0.5 million due to the finalization of the tax treatment for the final settlement of the 2011 Assessment.

(g)	On April 1, 2023, we completed the divesture of our salsa business in our Prepared segment and incurred $0.2 million in losses related to the disposal of property, plant and equipment.

On October 18, 2021, we announced the closure of RFG’s food processing operations in Green Cove Springs (near Jacksonville), Florida, as part of our Project Uno profit improvement program. As of November 15, 2021, the Green Cove Springs facility of RFG ceased operations. We incurred $0.9 million of expenses for the nine months ended July 31, 2022, related to the closure of this facility.

(h)	For the nine months ended July 31, 2023, we accrued $0.6 million in a legal settlement from a dispute from over 5 years ago connected to an old unused distribution agreement that was entered into over a decade ago. This legal settlement was considered out of the ordinary, due to the length it took to settle and since we have not done business with this party for many years. There are no other similar matters outstanding. In addition, we incurred $0.1 million in associated legal fees.
(i)	Tax impact of non-GAAP adjustments are based on effective year-to-date tax rates.

Reconciliation of EBITDA and Adjusted EBITDA (Non-GAAP, Unaudited)

The following table presents EBITDA and adjusted EBITDA, each a non-GAAP measure, and reconciles them to net income (loss) attributable to Calavo Growers, Inc., which is the most directly comparable GAAP measure. See “Non-GAAP Financial Measures” above (in thousands, except per share amounts).

	Three months ended July 31,		Nine months ended July 31,
	2023	2022	2023	2022
Net income (loss) attributable to Calavo Growers, Inc.	$6,626	$1,300	$(437)	$(2,933)
Interest Income	(117)	(136)	(480)	(402)
Interest Expense	793	485	1,482	1,272
Provision (benefit) for Income Taxes	617	984	21	(363)
Depreciation and Amortization	4,362	4,067	12,815	12,472
Stock-Based Compensation	979	754	4,382	2,123
EBITDA	$13,260	$7,454	$17,783	$12,169

Adjustments:
Non-cash losses recognized from unconsolidated entities (a)	498	269	398	812
Net loss (income) on Limoneira shares (c)	—	(1,225)	—	5,803
Rent expense add back (d)	108	108	324	324
Restructure costs - consulting and management recruiting and severance (e)	1,096	1,198	3,626	4,335
Expenses (recovery) related to Mexican tax matters (f)	(1,203)	303	1,231	1,148
Impairment, losses and charges related to property, plant and equipment (g)	—	—	235	929
Legal settlement and related expenses (h)	—	—	700	—
Adjusted EBITDA	$13,759	$8,107	$24,297	$25,520

See prior page for footnote references

Results of Operations

Net Sales

The following table summarizes our net sales by business segment for each of the three and nine months ended July 31, 2023 and 2022:

	Three months ended July 31,			Nine months ended July 31,
	2023	Change	2022	2023	Change	2022
Gross sales:
Grown	$144,543	(30)%	$207,589	$403,285	(31)%	$581,171
Prepared	115,806	(14)%	134,872	328,649	(11)%	367,889
Less intercompany eliminations	(474)	1%	(470)	(1,166)	(25)%	(1,559)
Total net sales	$259,875	(24)%	$341,991	$730,768	(23)%	$947,501

As a percentage of sales:
Grown	55.5%		60.6%	55.1%		61.2%
Prepared	44.5%		39.4%	44.9%		38.8%
	100.0%		100.0%	100.0%		100.0%

Summary

Net sales for the three months ended July 31, 2023, compared to the corresponding period in fiscal 2022, decreased by $82.1 million, or approximately 24%. This decrease was across both segments. Net sales for the nine months ended July 31, 2023, compared to the corresponding period in fiscal 2022, decreased by $216.7 million, or approximately 23%. This decrease was across both segments.

For the three and nine months ended July 31, 2023, the decrease in Grown product sales was primarily due to a decrease in price per unit of avocados offset by increased sales volume due to increased volumes of available fruit. For the three and nine months ended July 31, 2023, the decrease in Prepared product sales was due primarily to decreased sales volume from fresh-cut fruit products and guacamole products.

We will continue to pursue grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel net sales growth in each of our business segments. Our Grown and Prepared segments of our business are subject to seasonal trends which can impact the volume and/or quality of raw materials sourced in any particular quarter.

Grown products

Third Quarter 2023 vs. Third Quarter 2022

Net sales for the Grown products business decreased by approximately $63.0 million, or 30%, for the third quarter of fiscal 2023 compared to the corresponding period in fiscal 2022. The decrease in Grown product sales during the third quarter of fiscal 2023 was primarily related to lower sales prices of avocados due to higher overall supply of avocados in the marketplace.

Sales of avocados decreased $69.3 million, or 35%, for the third quarter of 2023 compared to the prior year period. The average avocado sales price per carton decreased 38% compared to the prior year period. The decrease in the sales price per carton was mainly due to an industry-wide increase in supply of avocados in the marketplace. The volume of avocados sold in the second quarter of 2023 increased 5% compared to the prior year period.

Sales of tomatoes increased $6.7 million, or 74%, for the third quarter of 2023, when compared to the prior year period. The increase in tomato sales was primarily due to an increase in volume of tomatoes sold of approximately 71%

in the third quarter of 2023, compared to the same prior year period. The sales price per carton of tomatoes increased by approximately 2%.

Nine Months Ended July 31, 2023 vs. Nine Months Ended July 31, 2022

Net sales for the Grown products business decreased by approximately $177.9 million, or 31%, for the nine months ended July 31, 2023, compared to the corresponding period in fiscal 2022. The decrease in Grown product sales during the nine months ended July 31, 2023, was primarily related to lower sales prices of avocados due to higher overall supply of avocados in the marketplace. Partially offsetting this decrease, tomato sales increased due to an increase in sales prices per carton, and higher tomato sales volume.

Sales of avocados decreased $186.9 million, or 35%, for the nine months ended July 31, 2023, compared to the prior year period. The average avocado sales price per carton decreased 39% compared to the prior year period. The decrease in the sales price per carton was mainly due to an industry-wide increase in supply of avocados in the marketplace. The volume of avocados sold for the nine months ended July 31, 2023, increased 6% compared to the prior year period.

Sales of tomatoes increased $9.3 million, or 26%, for the nine months ended July 31, 2023, when compared to the prior year period. The increase in tomato sales was primarily due to a 13% increase in the sales price per carton, and an increase of 11% of tomato cartons sold.

Prepared products

Third Quarter 2023 vs. Third Quarter 2022

Net sales for the Prepared products business decreased by approximately $19.1 million, or 14%, for the three months ended July 31, 2023 compared to the corresponding period in fiscal 2022. This decrease in Prepared product sales during the three months ended July 31, 2023 was primarily related to lower sales volume.

Net sales for fresh-cut products decreased $17.1 million, or 15%, for the quarter ended July 31, 2023 compared to the corresponding period in fiscal 2022. This decrease was primarily driven by lower sales volume of 15%. Net sales for guacamole products decreased $2.4 million, or 13%, for the quarter ended July 31, 2023 compared to the corresponding period in fiscal 2022, primarily due to a decrease in total volume sold.

Nine Months Ended July 31, 2023 vs. Nine Months Ended July 31, 2022

Net sales for the Prepared products business decreased by approximately $39.2 million, or 11%, for the nine months ended July 31, 2023 compared to the corresponding period in fiscal 2022. This decrease in Prepared product sales during the nine months ended July 31, 2023 was primarily related to lower sales volume of fresh-cut fruit and vegetables, prepared foods and guacamole products.

Net sales for fresh-cut products decreased $34.0 million, or 11%, for the nine months ended July 31, 2023 compared to the corresponding period in fiscal 2022. This decrease was primarily driven by lower sales volume of 15%, partially offset by an increase of 7% of sales prices. Net sales for guacamole products decreased $6.6 million, or 12%, for the nine months ended July 31, 2023 compared to the corresponding period in fiscal 2022, primarily due to a decrease in total volume sold.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three and nine months ended July 31, 2023 and 2022:

	Three months ended July 31,			Nine months ended July 31,
	2023	Change	2022	2023	Change	2022

Gross profit (loss):
Grown	$21,353	81%	$11,771	$43,433	4%	$41,594
Prepared	3,672	(46)%	6,743	11,061	(7)%	11,890
Total gross profit	$25,025	35%	$18,514	$54,494	2%	$53,484

Gross profit percentages:
Grown	14.8%		5.7%	10.8%		7.2%
Prepared	3.2%		5.0%	3.4%		3.2%
Consolidated	9.6%		5.4%	7.5%		5.6%

Summary

Our cost of goods sold consists predominantly of ingredient costs (fruit, vegetables and other food products), packing materials, freight and handling, labor and overhead (including depreciation) associated with packing, distributing and/or preparing food products, and other direct expenses pertaining to products sold.

Gross profit increased by approximately $6.5 million, or 35%, for the third quarter of fiscal 2023 compared to the corresponding period in fiscal 2022. The increase was primarily attributable to a gross profit increase in the Grown segment, partially offset by a gross profit decrease in the Prepared segment.

Gross profit increased by approximately $1.0 million, or 2%, for the nine months ended July 31, 2023, compared to the corresponding period in fiscal 2022. The increase was primarily attributable to a gross profit increase in the Grown segment, partially offset by a gross profit decrease in the Prepared segment.

Grown products

The increase in our Grown products gross profit for the quarter ended July 31, 2023 was primarily the result of increased gross profit for avocados. For the third quarter of fiscal 2023, the gross profit percentage for avocados was 15.6% compared to 5.9% for the third quarter of 2022. The increase was primarily related to improved fresh avocado sourcing, production and sales management.

Gross profit for the quarter was also affected by the change in the value of the U.S dollar in relation to the Mexican peso during the quarter, resulting in a $2.0 million net gain related the remeasurement of peso-dominated net assets at our Mexican subsidiaries. This is in comparison to a remeasurement loss of $0.4 million for the same period last year.

The increase in our Grown products gross profit for the nine months ended July 31, 2023 was primarily the result of increased gross profit for avocados. For the nine months ended July 31, 2023, the gross profit percentage for avocados was 11.2% compared to 7.2% for the nine months ended July 31, 2022. The increase was primarily related to improved fresh avocado sourcing, production and sales management beginning in the second and third quarters of fiscal 2023.

Gross profit for the nine months ended July 31, 2023, was also affected by the change in the value of the U.S dollar in relation to the Mexican peso, resulting in a $4.4 million net gain related the remeasurement of peso-dominated net assets at our Mexican subsidiaries. This is in comparison to a remeasurement loss of $1.3 million for the same period last year.

Note that any additional significant fluctuations in the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profits for our Grown products segment.

Prepared products

The decrease in our Prepared products gross profit for the three and nine months ended July 31, 2023 was the result of decreased gross profit for fresh-cut fruit and vegetables products, partially offset by an increase in guacamole products.

Fresh-cut fruit and vegetables and prepared foods products gross profit percentage for the three months ended July 31, 2023 was 0.9%, compared to 7.7% for the same prior year period. Fresh-cut fruit and vegetables and prepared foods products gross profit percentage for the nine months ended July 31, 2023 was 0.5%, compared to profit of 3.4% for the same prior year period. The decreases in gross profit for the three and nine months ended July 31, 2023 was mainly due to increased commodity costs and lower volume.

Guacamole products gross profit percentage for the three months ended July 31, 2023 was 16.7%, compared to a gross loss of (11.5)% for the prior year period. Guacamole products gross profit percentage for the nine months ended July 31, 2023 was 21.3%, compared to a gross profit of 3.3% for the prior year period. The increase in gross profit percentage for the three and nine months ended July 31, 2023 in guacamole products was primarily due to lower raw product fruit costs and manufacturing improvements. Any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profit for our Prepared segment.

Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
	2023	Change	2022	2023	Change	2022

	(Dollars in thousands)			(Dollars in thousands)
Selling, general and administrative	$17,842	7%	$16,659	$52,271	8%	$48,404
Percentage of net sales	6.9%		4.9%	7.2%		5.1%

Selling, general and administrative expenses of $17.8 million for the three months ended July 31, 2023 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $1.2 million, or 7%, for the three months ended July 31, 2023 compared to the prior year period. This increase was primarily due to $0.9 million in severance and other costs and $0.3 million in stock-based compensation related to executive departures.

Selling, general and administrative expenses of $52.3 million for the nine months ended July 31, 2023 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $3.9 million, or 8%, for the nine months ended Juy 31, 2023 compared to the prior year period. This increase was primarily due to $2.5 million in severance and other costs and $1.6 million in stock-based compensation related to the executive departures. In addition, we incurred $0.7 million from a legal settlement and associated legal costs.

Loss from unconsolidated entities

	Three months ended July 31,			Nine months ended July 31,
	2023	Change	2022	2023	Change	2022

	(Dollars in thousands)			(Dollars in thousands)
Loss from unconsolidated entities	$(498)	85%	$(269)	$(398)	(51)%	$(812)

Loss from unconsolidated entities includes our participation in earnings or losses from our investments in Don Memo. For the three months ended July 31, 2023 and 2022 we realized losses of $0.5 million and losses of $0.3 million from Agricola Don Memo, respectively. For the nine months ended July 31, 2023 and 2022 we realized losses of $0.4 million and losses of $0.8 million from Agricola Don Memo, respectively.

Income Taxes Benefit (Provision)

	Three months ended July 31,			Nine months ended July 31,
	2023	Change	2022	2023	Change	2022

Income tax benefit (provision)	$(617)	(37)%	$(984)	$(21)	(106)	$363
Effective tax rate	8.4%		42.8%	(80.8)%		10.4%

Our tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. We recorded an income tax expense of $0.6 million and an insignificant provision for the three months and nine months ended July 31, 2023, respectively; compared with an income tax expense of $1.0 million and an income tax benefit of $0.4 million for the three months and nine months ended July 31, 2022, respectively. The change in income taxes was primarily attributable to our change in forecast in 2023 related to the operating results in US and foreign jurisdictions.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective positive evidence evaluated was the cumulative income, as adjusted for non-recurring items, incurred over the three-year period ended July 31, 2023. Based on this evaluation, as of July 31, 2023, no additional valuation allowance has been recorded and we recognized the full amount of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the subsequent periods if estimates of future taxable income are reduced or if objective negative evidence in the form of cumulative losses is present.  Any future changes in the deferred tax asset realizability assertion may require a valuation allowance to reduce our deferred tax assets, which would increase our tax expense in the period the allowance is recognized and affect our results of operations.

Liquidity and Capital Resources

Cash used in operating activities was $19.2 million for the nine months ended July 31, 2023, compared to cash provided by operating activities of $42.2 million for the corresponding period in fiscal 2022. Cash provided by operating activities for the nine months ended July 31, 2023 reflect primarily net cash used in the components of our working capital of approximately $38.7 million offset by non-cash activities (depreciation and amortization, stock-based compensation expense, provision for losses on accounts receivable, losses from unconsolidated entities, loss on disposal of property, plant and equipment, and gain on the sale of the Temecula packinghouse) of $19.6 million.

Decreases in operating cash flows caused by working capital changes include an increase in accounts receivable of $17.4 million, an increase in other assets of $11.6 million, a net decrease in accounts payable, accrued expenses and other liabilities of $4.8 million, an increase in prepaid expenses and other current assets of $3.7 million, an increase in advances to suppliers of $2.5 million, a decrease in income taxes receivable of $0.8 million and an increase in inventory of $0.4 million, partially offset by an increase in payable to growers of $2.5 million.

The increase in our accounts receivable is due to an increase in sales for the month of July 2023 compared to October 2022. The increase in other assets as of July 31, 2023, when compared to October 31, 2022, is primarily due to an increase in Mexican IVA taxes receivable. The decrease in accounts payable, accrued expenses and other liabilities is primarily related to the timing of payments in July 2023. The increase in our prepaid and othe current assets is primarily due to a deposit for collateral in connection with our workers compensation policies while we are in process of obtaining a letter of credit. The increase in advances to suppliers is mainly due to preseason advances paid to our consignment growers at the start of the tomato season. The increase in our inventory as of July 31, 2023, when compared to October 31, 2022, is primarily due to higher inventory of California avocados. The increase in payable to growers is mostly due to higher volume of California avocados in July 2023 compared to October 2022.

Cash used in investing activities was $10.1 million for the nine months ended July 31, 2023, which related to purchases of property, plant, and equipment.

Cash provided by financing activities was $28.3 million for the nine months ended July 31, 2023, which related principally to net receipts on our credit facilities totaling $35.6 million (net of repayment of Calavo;s previously existing Revolving Credit Facility with Bank of America, N.A. (the “Existing Credit Facility”) of $34.9 million) and the receipt of $3.5 million from our Term Loan with Wells Fargo, partially offset by payments of $8.7 million in dividends, payments on long-term obligations of $1.4 million and payments on debt issuance costs of $0.7 million.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of July 31, 2023 and October 31, 2022 totaled $2.2 million and $3.1 million. Our working capital at July 31, 2023 was $49.1 million, compared to $23.7 million at October 31, 2022.

We believe that cash flows from operations, the available Credit Facility, and other sources will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for the foreseeable future.

On June 26, 2023, Calavo and certain subsidiaries entered into a Credit Agreement by and among, Calavo, certain subsidiaries of Calavo as guarantors, and Wells Fargo Bank, National Association, as agent and lender. The Credit Agreement provides for a revolving credit facility of up to $90.0 million, along with an undrawn capex credit facility of up to $10.0 million.

The initial proceeds of the Revolving Loans were used to repay all outstanding amounts under Calavo’s previous revolving credit faciilty with Bank of America, N.A. and to pay related transaction fees and expenses, and following the Closing Date may be used for working capital and other general corporate purposes.  For a period of one year following the Closing Date, Calavo may utilize the proceeds of the Term Loan to pay a certain percentage of the costs of certain equipment purchased by Calavo.

Borrowings of the Revolving Loans under the Credit Agreement are asset based and will be subject to a borrowing base calculation that includes a certain percentage of eligible accounts receivable, inventory and equipment of Calavo, less any reserves implemented by Agent in its permitted discretion; provided that the equipment based portion of such borrowing base calculation will reduce monthly following the Closing Date.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to an applicable margin, plus, at Calavo’s option, either a base rate or a secured overnight financing rate (“SOFR”) term rate (which includes a spread adjustment of 0.10% and is subject to a floor of 0.00%). The applicable margin is (i) for Revolving Loans, 0.50% for base rate borrowings and 1.50% for SOFR term rate borrowings, and (ii) for Term Loan, 1.00% for base rate borrowings and 2.00% for SOFR term rate borrowings.  The New Credit Facility matures on June 26, 2028.

As of July 31, 2023, we were in compliance with the financial covenants. As of July 31, 2023, approximately $41.7 million was available for borrowing, based on our borrowing base calculation discussed above.

The weighted-average interest rate under the New Credit Facility was 6.7% at July 31, 2023.  Under the Credit Facility, we had $36.8 million and $3.5 million outstanding related to the Revolving Loans and Term Loan, respectively, as of July 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our Credit Facility, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2023.

(All amounts in thousands)	Expected maturity date July 31,
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$1,402	$—	$—	$—	$—	$—	$1,402	$1,402
Accounts receivable (1)	76,417	—	—	—	—	—	76,417	76,417
Advances to suppliers (1)	15,839	—	—	—	—	—	15,839	15,839

Liabilities
Payable to growers (1)	$22,712	$—	$—	$—	$—	$—	$22,712	$22,712
Accounts payable (1)	16,425	—	—	—	—	—	16,425	16,425
Borrowings pursuant to credit facilities (1)	—	—	—	—	36,768	—	36,768	36,768
Term loan (1)	404	692	692	692	979	—	3,459	3,459
(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, and accounts payable approximate their fair value due to the short maturity of these financial instruments and the carrying amount of borrowings pursuant to credit facilities approximates fair market value due to the variable rate of interest.

We were not a party to any derivative instruments during the fiscal year. It is currently our practice not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy Mexican cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Management does, however, evaluate this opportunity from time to time. Total foreign currency remeasurement gains for the three and nine months ended July 31, 2023, net of losses, was $2.0 million and $4.4 million. Total foreign currency remeasurement losses for the three and nine months ended July 31, 2022, net of gains, was $0.4 million and $1.3 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation arising in the ordinary course of our business. We have provided information about certain legal proceedings in which we are involved in Note 7 to the consolidated financial statements included in this Quarterly Report for further information.

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

ITEM 5. OTHER INFORMATION

Trading Plans

During the quarter ended July 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as definted in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

10.1	Credit Agreement, dated June 26, 2023, by and among the Company, certain of its subsidiaries as guarantors and Wells Fargo Bank, National Association, as agent and lender[1]
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350. **

101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets as of July 31, 2023 and October 31, 2022; (2) Consolidated Statements of Operations for the three and nine months ended July 31, 2023 and 2022; (3) Consolidated Statements of Cash Flows for the nine months ended July 31, 2023 and 2022; (4) Consolidated Statements of Shareholders’ Equity for the three and nine months ended July 31, 2023 and 2022; and (5) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with this Form 10-Q.

1- Previously filed on June 30, 2023 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: September 6, 2023
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chief Executive Officer (Principal Executive Officer)

Date: September 6, 2023
	By	/s/ Shawn Munsell
Shawn Munsell
Chief Financial Officer (Principal Financial Officer)