Form 10-K
period 2023-10-31
CALAVO GROWERS INC
filed 2024-01-31
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price as reported on The Nasdaq Global Select Market, the aggregate market value of the registrant's common stock held by non-affiliates on April 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $0.5 billion. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's common stock as of November 30, 2023 was 17,798,620.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2024 Annual Meeting of Shareholders, which we intend to hold in late April, are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2023.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains statements relating to future events and results of Calavo Growers, Inc. and its consolidated subsidiaries (collectively, “Calavo”, “the Company”, “we”, us or “our”), including certain projections and business trends, that are "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These statements are based on our current expectations and are not promises or guarantees. If any of the risks or uncertainties materialize or the assumptions prove incorrect, the results of Calavo may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, gross profit, expenses, income/(loss) from unconsolidated entities, earnings, earnings per share, tax provisions, cash flows and currency exchange rates; the impact of acquisitions or debt or equity investments or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration (including information technology systems integration) plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance; statements regarding pending internal or external investigations, legal claims or tax disputes; any statements of expectation or belief; any statements about future risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds, restrictions as a result of trade protection measures such as import/export/customs duties, tariffs and/or quotas); and statements about the proposed sale of our Fresh Cut business and certain related real property that was announced by the Company on January 16, 2024 (the “Proposed Transaction”).

Risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements include, but are not limited to, the following:

●	the ability of our management team to work together successfully;
●	the impact of Project Uno initiatives discussed in this Annual Report on our business, results of operations, and financial condition, including uncertainty as to whether the desired effects will be achieved;
●	the impact of weather on market conditions;
●	seasonality of our business; sensitivity of our business to changes in market prices of avocados and other agricultural products and other raw materials including fuel, packaging and paper;
●	potential disruptions to our supply chain;
●	risks associated with potential future acquisitions, including integration;
●	potential exposure to data breaches and other cyber-attacks on our systems or those of our suppliers or customers;
●	dependence on large customers;
●	dependence on key personnel, and access to labor necessary for us to render services;
●	susceptibility to wage inflation;
●	potential for labor disputes;
●	reliance on co-packers for a portion of our production needs;
●	competitive pressures, including from foreign growers;
●	risks of recalls and food-related injuries to our customers;
●	changing consumer preferences;
●	the impact of environmental regulations, including those related to climate change;
●	risks associated with the environment and climate change, especially as they may affect our sources of supply;
●	our ability to develop and transition new products and services and enhance existing products and services to meet customer needs;
●	risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and trade protection measures such as import/export/customs duties, tariffs and/or quotas and currency fluctuations);
●	risks associated with receivables from, loans to and/or equity investments in unconsolidated entities;
●	volatility in the value of our common stock;

●	the impact of macroeconomic trends and events; the effects of increased interest rates on our cost of borrowing and consumer purchasing behavior;
●	the resolution of pending internal and external investigations, legal claims and tax disputes, including an assessment imposed by the Mexican Tax Administrative Service (the “SAT”) and our defenses against collection activities commenced by the SAT;
●	the ability of the parties to reach a binding agreement for the Proposed Transaction, the potential that the price, structure, form of consideration (for example, cash, promissory, equity) and other material terms may be materially different than currently expected, the continuing financial and operating performance of the Fresh Cut business during the negotiation process;
●	the possible effect of the announcement of the sale of the Fresh Cut business on our customer, vendor and supplier relationships, operating results and business generally; and
●	if the Company enters into a binding agreement for the Proposed Transaction, the occurrence of any event, change or other circumstance that prevents the completion of the sale of the Proposed Transaction, including the failure to satisfy all closing conditions that included in such binding agreement.

PART I

Item 1. Business

General development of the business

Calavo Growers, Inc. (referred to in this report as “Calavo”, the “Company”, “we’, “us” or “our”), is a global leader in the avocado industry and a provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers on a worldwide basis. We procure avocados from California, Mexico and other growing regions around the world. Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) create, process and package a portfolio of healthy fresh foods including fresh-cut fruit and vegetables, and prepared foods and (iii) process and package guacamole.

We distribute our products both domestically and internationally and we report our operations in two different business segments: Grown and Prepared. The Grown segment consists of fresh avocados, tomatoes and papayas. The Prepared segment comprises all other products including fresh-cut fruits and vegetables, ready-to-eat sandwiches, wraps, salads and snacks, guacamole, and salsa sold at retail and food service as well as avocado pulp sold to foodservice. See Note 10 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information about our business segments. Our principal executive offices are located at 1141-A Cummings Road, Santa Paula, California 93060; and our telephone number is (805) 525-1245.

Available information

We maintain an Internet website at http://www.calavo.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and other information related to us, are available, free of charge, on our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission (the “SEC”). Our Internet website and the information contained therein, or connected thereto, is not and is not intended to be incorporated into this Annual Report on Form 10-K (this “Annual Report”).

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

Grown

Calavo was founded in 1924 to market California avocados. We sell avocados sourced from a variety of locations (including but not limited to California, Mexico, Peru, and Colombia) to a diverse group of retail grocers, foodservice operators, club stores, mass merchandisers, food distributors and wholesalers, under the Calavo family of brand labels, as well as private labels. Many of our customers desire consistent year-round supply across multiple sourcing locations, the ability to receive just-in-time deliveries at their desired level of ripeness and a variety of packaging and display options. In our judgment, these factors benefit large handlers like us, who have the ability to develop a variety of diverse sourcing relationships and the value-added/bagging capabilities, ripening assets and distribution infrastructure to meet the needs of large nationwide accounts. We believe we have developed strong, long-term relationships with our customers that provide a solid base for our business.

The Hass variety is the predominant avocado variety marketed on a worldwide basis. In California, the growing area stretches from San Diego County to Monterey County, with the majority of the growing areas located approximately 100 miles north and south of Los Angeles County. Generally, California grown Hass avocados are available year-round, with peak production periods occurring from April through August. In Mexico, we procure fruit from the growing regions of Michoacán and Jalisco. The Mexican avocado harvest is year-round (though generally most significant from September to June in Michoacán and from June to January for Jalisco). Other significant growing areas from which we have sourced avocados include Peru and Colombia. In fiscal 2022, the United States Department of Agriculture (the “USDA”) approved the export of Jalisco avocados into the United States. The storage life of fresh avocados (once picked from the tree) is limited, typically ranging from one to four weeks depending upon the maturity of the fruit, the growing methods used, and the handling conditions in the distribution chain, including the utilization of controlled atmosphere during transport.

Avocados delivered to our packinghouses are graded, sized, packed and cooled. The actual size and timing of the delivery of the annual avocado crop has a substantial impact on both our costs and the sales price we receive for the fruit. To that end, our field personnel maintain direct contact with growers and farm managers and coordinate harvest plans. The feedback from our field managers is used by our sales department to prepare sales plans used by our direct sales force. The process by which avocados are purchased from growers differs slightly across our different sourcing regions. In California, avocado growers are provided daily field quotes, on a per pound basis, for most fruit. These quotes are based on the variety, size, and grade of California avocados and are calculated based on our expectations of how much we believe we will sell the fruit for, less our anticipated costs and desired margin. Ultimately, we pay/settle with our California growers once a month. The purchase price we pay for fruit acquired from Mexican growers is generally negotiated daily for substantially all the fruit harvested daily in a particular grove.  The Mexican avocado crop will typically have three to four blooms in a single year. Once a purchase price is agreed to on a daily basis, the fruit is then harvested and delivered to our packinghouses located in Mexico. Based on the size and quality of the fruit harvested, the final settlement with the grower on the respective day’s harvest takes place approximately 14 to 21 days later. We also purchase fruit directly from third-party Mexican packers as a supplemental source to balance inventory or fulfill priority sales orders. In such cases, the already packed fruit may not be packed in a Calavo label but will be packed to our standards for shipment to either our customers’ or our operating facilities. Peruvian and Colombian avocados are primarily handled on a consignment basis, in which the price we pay for the fruit is usually calculated as a percentage of the net selling price less certain charges for distribution and value-added services.

Apart from the cost of fruit and freight costs, which are generally passed on to our customer, significant portions of our avocado handling costs are fixed. As a result, significant fluctuations in the volume of avocados delivered have a considerable impact on the per pound packing costs of avocados we handle. Generally, larger crops will result in a lower per pound handling cost. As a result of our investment in packinghouse equipment, distribution centers with value-added ripening and packing capabilities, and personnel, we believe that our cost structure is geared to optimally handle larger avocado crops. We believe that our continued success in marketing avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices, and keeping the handling costs low as we ship avocados to our packinghouses and distribution centers and, ultimately, to our customers. We are subject to USDA, Mexican Secretary of Agriculture, Livestock, Rural Development, Fisheries and Food/Plant Protection (“SAGARPA”) and other regulatory inspections to ensure the safety and the quality of the fruit being delivered.

We have also developed a series of value-added programs that are designed to offer products and services to our customers that meet their various needs. Some of these key programs are as follows:

●	Value-Added Ripening: Retailers require that their avocados meet strict quality and ripeness specifications, and we believe that our nationwide ripening infrastructure, using the latest technology and experienced avocado handling workforce, best position us to service those customers. We believe that ripened avocados help our customers fulfill consumer needs and accelerate the sale of avocados through their stores.

●	Value-Added Packaging: We have developed various display techniques and packages that appeal to consumers and, in particular, impulse buyers. Some of our techniques include the bagging of avocados and the strategic display of the bags within the produce section of retail stores. Our research has demonstrated that consumers generally purchase a larger quantity of avocados when presented in a bag as opposed to the conventional bulk displays. We also believe that the value proposition of avocados in a bag provides for a higher level of sales to grocery stores.

The avocado market is highly competitive with many avocado marketers and/or importers seeking to source avocados from independent, USDA certified growers worldwide. Based on the information we have from various industry sources, we believe that we are consistently among the largest avocado marketers in the United States (“U.S.”) from a volume and sales perspective. We attribute our position as one of the top avocado distributors to our sourcing competitiveness and to the communication and service we maintain with our growers. In addition, we believe our diversified product assortment, consistent product quality and value-added programs provide us with a competitive advantage in servicing retail and foodservice customers.

Our Grown business segment also markets and distributes other perishable food products, such as tomatoes and papayas (“Other Fresh Products”). Tomatoes are primarily handled on a consigned basis, while papayas are handled on a pooling basis, generally at a fixed fee per papaya delivered.

For sales on a consigned basis, our gross profit is based on a commission agreed to with each party, which usually is a percent of the overall selling price.  The gross profit percentage for consignment sales are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers.

Sales of our Other Fresh Products generally experience fluctuations related to seasonality. We believe that distributing other types of fruit complement our offerings of avocados.

Prepared

Prepared products include prepared avocado products (including both frozen and fresh guacamole), fresh-cut fruit and vegetables, fresh prepared entrée salads, wraps, sandwiches, parfaits and fresh snacking products, as well as ready-to-heat entrees and other hot bar and various deli items, meals kit components and salad kits. Our Prepared segment has also expanded its capacity to provide more products in the deli and produce section of the retail category.

Our Prepared segment consists of our prepared avocado products (“guacamole”) division and our fresh-cut division. We utilize ultra-high pressure technology, a cold pasteurization process, on all of our guacamole products, that is designed to protect and safeguard foods, without the need of preservatives.  This procedure substantially destroys the cells of any bacteria that could lead to spoilage, food safety, or oxidation issues, without affecting the taste profile of the finished product.  Once the procedure is complete, our packaged guacamole can be frozen to ensure a longer shelf-life or shipped fresh to customers in the U.S. and abroad.  While the majority of our prepared avocado products are produced in our Uruapan, Mexico production facility, we sometimes utilize high-quality co-packers (using similar ultra-high pressure technology), to produce some of our retail and foodservice products.

As a leader in refrigerated fresh packaged foods, we utilize a network of company-operated and independently-operated USDA and organic certified fresh food facilities strategically located across the U.S. These facilities allow us to offer national retailers high quality, refrigerated fresh foods that can generally be delivered within hours from time of production. Consumer demand is high for quality refrigerated fresh packaged foods and our speed to market, product innovation and broad product portfolio position the Company well to serve retailers addressing this consumer trend. Our prepared products include fresh-cut fruits and vegetables, sandwiches, wraps, salads, parfaits, snacks, and guacamole sold at retail and food service as well as avocado pulp sold to foodservice.. Our products are marketed under the Calavo, Avofresco, Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials brands, as well as store-brand, private label programs.

We believe our current capacity will be sufficient for expected growth in fiscal 2024. We believe that our marketing strength is distinguished by providing quality products, innovation, year-round product availability, national distribution, and strong customer relationships.

As discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report, we and certain of our subsidiaries have entered into non-binding, exclusive negotiations regarding the potential sale of all of the assets used in our Fresh Cut business and certain related real property. The Fresh cut business represents substantially all of the business of the Prepared segment other than the guacamole business, which would be retained following the Proposed Transaction.

Sales and Other Financial Information by Business Segment and Product Category

Sales and other financial information by business segment are provided in Note 10 to our consolidated financial statements that are included in this Annual Report.

Patents and Trademarks

Our trademarks include the Calavo brand name and related logos. We also utilize the following trademarks in conducting our business: Avo Fresco, Bueno, Calavo Gold, Celebrate the Taste, El Dorado, Taste of Paradise, The First Name in Avocados, The Family of Fresh, ProRipeVIP™, RIPE NOW!, Renaissance Food Group, Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials.

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

Research and Development

Our research and development for new and improved products generally originates from customer requests, customer and market research and innovative ideas generated by our own team of experts with food processing and culinary backgrounds.  We solicit customer and supplier input, review process and product trends and conduct sensory and shelf life testing, in order to expand the category and drive new sales for our customers. Research and development costs are charged to expense when incurred. Total research and development costs for fiscal years 2023, 2022 and 2021 were approximately $0.1 million, $0.1 million and $0.3 million.

Compliance with Government Regulations

As a purchaser, manufacturer, distributor, marketer, and advertiser of food products, our operations are subject to extensive regulation by various federal government agencies, including the U.S. Food and Drug Administration (the “FDA”), the USDA and the Federal Trade Commission (the “FTC”), as well as state and local agencies, with respect to production processes, product attributes, packaging, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for the distribution, safety, purity and labeling of food products. In addition, our operations are subject to certain employment health and safety regulations, including those issued under the Occupational Safety and Health Act (“OSHA”). Our packinghouse facilities and products are subject to periodic inspection by federal, state and local authorities, including the FDA and the California Department of Food and Agriculture (the “CFDA”), which oversees weights & measures compliance at our California facilities. All of our US facilities are also in compliance with the FDA’s Food Safety Modernization Act (“FSMA”). In addition, our operations in Mexico are subject to Mexican regulations through the SAGARPA.

As a large importer of perishable products in the U.S., Calavo was an early adopter of the U.S. Customs & Border Protection’s C-TPAT certification programs for monitoring and expediting all imports to the U.S.

As a purchaser and manufacturer of perishable agricultural commodities, we are subject to, and compliant with, the USDA’s Perishable Agricultural Commodities Act. Certain agricultural commodities sold by Calavo are subject to additional specific government acts or regulations, including the Hass Avocado Promotion, Research and Information Act of 2000 for our avocados and the federal suspension agreement guidelines which govern tomato imports to the U.S.

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

Employees

As of October 31, 2023, we had 3,064 employees, of which 1,390 were located in the US and 1,674 were located in Mexico. We do not have a significant number of US employees covered by a collective bargaining agreement. Approximately 1,500 of Calavo’s Mexican employees are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage.

The following is a summary of the number of “salaried” and “hourly” employees as of October 31, 2023.

Location	Salaried	Hourly	Total
United States	331	1,059	1,390
Mexico	207	1,467	1,674
TOTAL	538	2,526	3,064

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

Business and Operational Risks

Manufacturing and Supply Chain Disruption

Outbreaks of contagious diseases, including COVID-19, and other adverse public health developments in countries and states where we operate, have had and may continue to have an adverse effect on our business and financial condition, as well as cause operational challenges in the manufacturing of our products and the operation of the related supply chains supporting our ability to deliver our products to the consumer. These effects include a potential negative impact on the availability of our key personnel; disruptions of our facilities or facilities of our members, business partners, customers, suppliers, third-party service providers or other vendors; and interruption of domestic and global supply chains, distribution channels, liquidity and capital or financial markets. Restrictions on or disruptions of transportation, border controls and closures, and other impacts on domestic and global supply chains and distribution channels could increase our costs for raw materials and commodity costs, increase demand for raw materials and commodities, limit our ability to meet customer demand or otherwise have a material adverse effect on our business, financial condition, results of operation or cash flows.

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

Additionally, the trading price of our common stock may be affected by the dividend yield on our common stock relative to market interest rates. When market interest rates rise, the yield on our common stock may become less attractive relative to other available securities. As a result, prospective purchasers may decide to purchase other securities rather than shares of our common stock, which would reduce the demand for, and potentially result in a decline in the market price of, shares of our common stock.

Due to the seasonality of the business, our revenue and operating results may vary from quarter to quarter.

Our earnings may be affected by seasonal factors, including:

●	the availability, quality and price of raw materials (including, but not limited to, fruit and vegetable inputs);
●	the timing and effects of ripening and perishability;
●	the ability to process perishable raw materials in a timely manner;
●	the leveraging of certain fixed overhead costs during off-season months; and
●	variations in consumer demand and holiday timing.

Our earnings are sensitive to fluctuations in market prices and demand for our products.

We buy and sell fresh produce that can be subject to price volatility caused by weather conditions such as rainfall, hailstorms, windstorms, floods, droughts, wildfires and freezes, as well as by impacts from diseases and pests.

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

Many factors may affect the cost and supply of fresh produce, including external conditions, commodity market fluctuations, currency fluctuations, changes in governmental laws and regulations, the war in Ukraine or conflict elsewhere, agricultural programs, severe and prolonged weather conditions and natural disasters. Increased costs for purchased fruit have in the past negatively impacted our operating results, and may adversely affect our operating results in the future.

The price of various commodities can affect our costs. For example, fuel, transportation, and packaging costs are significant components of our operating costs, and we may not be able to pass on to our customers any increases in costs of fuel, transportation, or packaging.

We depend on our infrastructure to have sufficient capacity to handle our annual production needs.

If we lose machinery or facilities due to natural disasters or mechanical failure, we may not be able to operate at a sufficient capacity to meet our production needs and we may incur significant costs or delays in any effort to restore lost capacity. Our production capacity for guacamole products is consolidated into a single manufacturing plant in the state of Michoacán, Mexico. Any significant production disruptions at this manufacturing site could result in a limitation of the availability of some or all our guacamole products. Any disruptions in our infrastructure could have a material adverse effect on our business, results of operations, and financial condition.

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

Additionally, damage or disruption to our collective manufacturing or distribution capabilities resulting from weather, any potential effects of climate change, natural disaster, disease, crop spoilage, fire or explosion, terrorism, organized crime, pandemics, strikes, repairs or enhancements at our facilities, or other reasons, could impair our ability to manufacture or sell our products. For example, our production capacity for guacamole products is consolidated into a single manufacturing plant in the state of Michoacán, Mexico. Any significant production disruptions at this manufacturing site could result in a limitation of the availability of some or all our guacamole products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, and may require additional resources to restore our supply chain

Disruption of the supply or reliability of transportation services and/or significant increases in the cost of these services could impact our operating income.

We use multiple forms of transportation to bring our products to market, including truck, ocean, and air-cargo. Disruption to the timely supply of these services or dramatic increases in the cost of these services for any reason including availability of fuel for such services, labor disputes, governmental regulation, or governmental restrictions limiting specific forms of transportation could have an adverse effect on our business, financial condition and results of operations.

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

Our information technology networks could be compromised by cyber attacks resulting in misappropriation of our confidential information or that of third parties, system disruptions or system shutdowns. For example, in 2019, certain of our computer systems were encrypted by ransomware, which prevented them from operating for a period of time. Attackers may be able to develop and deploy viruses, worms, and other malicious software programs that infiltrate our systems or otherwise exploit any security vulnerabilities. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. We carry insurance, including cyber insurance, commensurate with our size and the nature of our operations, although there is no certainty that such insurance will in all cases be sufficient to fully reimburse us for all losses incurred in connection with the occurrence of any of these system security risks, data protection breaches, cyber-attacks or other events.

Our information technology systems may also experience interruptions, delays or cessations of service, or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes.

The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.

Sales to Kroger and Trader Joes, our largest customers, amounted to approximately 17% and 13% of our total net sales in 2023. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect our results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers decrease, the impact may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.

Changes in our business relationships with California and Mexican growers could significantly impact our avocado supply in the U.S.

We are dependent on our long-term relationships with independent growers in California and Mexico to obtain and maintain our supply of avocados in the U.S. Deterioration of our relationships with our key growers could adversely affect our Grown business in the U.S., which could have an adverse effect on our business, financial condition and results of operations.

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

The potential sale of our Fresh Cut business is subject to various risks and uncertainties and may not be completed on the currently contemplated timeline or terms, or at all.

We and certain of our subsidiaries have entered into non-binding, exclusive negotiations regarding the potential sale of all of the assets used in our Fresh Cut business and certain related real property (the “Proposed Transaction”). The closing of the Proposed Transaction is subject to the negotiation and execution of a binding agreement. There can be no assurance that a binding agreement will result from the current negotiations, and if a binding agreement does result, the price, structure, form of consideration (for example, cash, promissory, equity) and other material terms may be materially different than currently expected. Whether a binding agreement results, and the terms thereof, may depend on the continuing financial and operating performance of the Fresh Cut business during the negotiation process and the proposed purchaser’s willingness and ability to provide the capital and/or financing necessary to complete the transaction. If we are able to finalize a bidning agreement, it may be subject to the satisfaction or waiver of certain conditions, including, among others, availability of third-party consents that may be required, the accuracy of each party’s representations and warranties contained in any binding agreement, compliance by each party with its respective covenants contained in any binding agreement, and the potential requirement of a transaction services agreement for continuing services by the Company to the purchaser for a period of time following any closing. We or the proposed purchaser may be unable to satisfy such conditions to the closing of the Proposed Transaction in a timely manner or at all and, if such conditions are not satisfied or waived, the Proposed Transaction may be delayed or completed on terms that are less favorable, perhaps materially, to us than the terms currently being negotiated, or the Proposed Transaction may not be completed at all. Whether or not a binding agreement is executed and the closing occurs, the announcement and pendency of the Proposed Transaction may adversely affect our relationships with customers, suppliers and vendors, and the operating performance and financial results of the Prepared segment may also be materially adversely affected. We or the proposed purchaser may choose not to proceed with the Proposed Transaction, and if the Proposed Transaction is delayed or not completed for any reason, investor confidence may decline and we may face negative publicity and possible litigation.

Further, failure to complete the Proposed Transaction would adversely affect our current plans to use proceeds from the Proposed Transaction to reduce our debt and return cash to shareholders. In addition, we will have expended significant management resources in an effort to complete the Proposed Transaction and will have incurred transaction costs

Holders of our common stock may not receive the level of dividends provided for in our dividend policy or any dividends at all.

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

Changing rules, public disclosure regulations and stakeholder expectations on ESG-related matters create a variety of risks for our business.

Increasingly, regulators, consumers, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. These changing rules, public disclosure regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. This rapidly changing environment may result in increased general and administrative expenses.

We may also communicate certain initiatives and goals regarding environmental matters, diversity and other ESG-related matters. These initiatives and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, results of operations and financial condition could be adversely impacted.

Human Capital Risks

We have recently transitioned new personnel into executive leadership positions and our future success will depend in part on our ability to manage this transition successfully. Management and key personnel changes may disrupt our operations, and we may have difficulty attracting and retaining qualified replacements.

We have experienced changes in management and other key personnel in critical functions across our organization, including our chief executive officer. Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our operations, programs, growth, financial condition and results of operations. Further, new members of management may have different perspectives on programs and opportunities for our business, which may cause us to focus on new business opportunities or reduce or change emphasis on our existing business programs.

Our success is dependent upon our ability to attract and retain qualified management and key personnel in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract them, particularly at the executive level. We may face difficulty in attracting, retaining and compensating key talent for a number of reasons, including competitive market conditions, the effect of recent company performance on the achievement of performance compensation conditions, and the need to align the vision of a new executive team with our Board’s vision for our Company. We cannot assure you that we will be able to hire or retain the personnel necessary to achieve our strategic vision, that personnel we do recruit will be successful or that the loss of any such personnel will not have a material impact on our financial condition and results of operations.

Replacing departing executives can involve organizational disruption and uncertainty. We have in the past, and we may in the future pay significant severance to departed executives. If we fail to manage this transition successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed.

A continued shortage of qualified labor could negatively affect our business and materially reduce earnings.

We have experienced shortages of qualified labor across our operations. Participants in our supply chain have also experienced shortages of qualified labor. The future success of our operations, including the achievement of our strategic objectives, depends on our ability, and the ability of third parties on which we rely to supply and to deliver our products, to identify, recruit, develop and retain qualified and talented individuals. Employee retention and morale may be affected by our performance-weighted compensation programs, which have in the past and may in the future negatively affect bonuses. As a result, any shortage of qualified labor could adversely affect our business. Employee recruitment, development and retention efforts that we or such third parties undertake may not be successful, which could result in a shortage of qualified individuals in future periods. Any such shortage could decrease our ability to effectively produce and deliver our products and to achieve our strategic objectives. Such a shortage would also likely lead to higher wages for employees (or higher costs to purchase the services of such third parties) and a corresponding reduction in our results of operations. In the current operating environment, we are experiencing a shortage of qualified labor in certain geographies, particularly with plant production workers, resulting in increased costs from certain temporary wage actions, such as hiring and referral and retention bonus programs. A continuation of such shortages for a prolonged period of time could have a material adverse effect on our results of operations.

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

We utilize high-quality co-packers to produce a portion of our retail and foodservice products. If we are unable to utilize quality co-packers effectively, we may not be able to meet our production needs for our expected growth. Similarly, if an existing co-packer is no longer able or willing to produce products for us, there are no assurances that we will be able to immediately replace them with our own production capacity or that of another co-packer operating in the same region and at the same level of quality. We closely monitor and audit the quality of our co-packers; and our co-packers are required to maintain insurance. We, however, remain subject to risks related to the production of fresh and processed foods.

Industry Risks

We are subject to increasing competition that may adversely affect our operating results.

The fresh produce and prepared food markets in which we operate are highly competitive. Each of our businesses is subject to competitive pressures, including the following:

●	The market for avocados is impacted by an increasing volume of foreign grown avocados being imported into the United States. There have been significant plantings of avocados in Mexico, Chile, the Dominican Republic, Peru, Colombia and other parts of the world, which have had, and will continue to have, the effect of increasing the volume of foreign grown avocados entering the United States market. Increased supply could put downward pressure on the market price for avocados and also lead to a broader number of marketing and distribution competitors if we are unable to process sufficient supply to maintain our market share.
●	We are subject to competition from other avocado packers. If we are unable to consistently pay growers a competitive price for their avocados, these growers may choose to have their avocados marketed by alternate packers.
●	The fresh-cut produce market is highly fragmented and we compete with a variety of national, regional and local manufacturers and distributors of fresh-cut produce in the geographies that we serve. These competitors include both branded and non-branded producers, as well as certain retailers’ own in-house fresh-cut operations. To compete successfully, we must be able to strategically source a wide array of fresh produce and prepared food items of uniformly high quality and sell and distribute it on a timely and regular basis. The overall availability and quality of produce items that we purchase for processing can have a meaningful impact on sales and profitability of our Prepared reporting unit. Additionally, the short-shelf life nature of these products makes this business highly localized and our success is often related to our ability to manufacture those products within close proximity to our customers’ locations.

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

Climate change may negatively affect our business and operations.

There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters.

In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products. As a result of climate change, we may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations.

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

We rely on independent certifications for a number of our products.

We rely on independent third-party certifications, such as certifications of our products as “organic,” “Non-GMO” or “kosher,” to differentiate our products from others. We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified organic. For example, we can lose our “organic” certification if a manufacturing plant becomes contaminated with non-organic materials, or if it is not properly cleaned after a production run. In addition, all raw materials must be certified organic. Similarly, we can lose our “kosher” certification if a manufacturing plant and raw materials do not meet the requirements of the appropriate kosher supervision organization. The loss of any independent certifications could adversely affect our market position as an organic and natural products company, which could harm our business.

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

A number of companies have been subject to private litigation and governmental action involving a diverse set of claims ranging from allegedly false environmental compliance and “sustainability” disclosures, social issues such as modern slavery in supply chains, and governance issues involving corporate audits and reporting.  Like many companies, we publish an annual sustainability report covering topics including energy and emissions, fair labor, and sustainable agriculture.  While we believe the disclosures in our sustainability reports and elsewhere concerning ESG are accurate, we could still be subject to litigation involving ESG claims.  Such litigation, even if without merit, could negatively impact our reputation, take management time and attention away from other company business, require changes in operations and/or adversely affect our business, financial condition and results of operations. In addition, the actions of growers and other industry partners on ESG matters could negatively impact our reputation or involve us in legal or regulatory proceedings concerning their conduct. Additionally, any perceived failures to operate in accordance with domestic and international laws and regulations could cause consumers to no longer associate our company and our brands with high quality and safety products, may adversely affect the value of our brands and the demand for our products.

Unanticipated changes in US or international tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial performance.

We are subject to taxes in the US and Mexico. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation.

We are also subject to the examination of our tax returns and other tax matters by the U.S. Internal Revenue Service, the SAT and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that we will accurately predict the outcomes of any audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.

Our dispute with Mexican tax authorities related to the 2013 Tax Assessment may have a material adverse effect on our results of operations and financial position.

In January 2017, we received preliminary observations from the SAT related to an audit for fiscal year 2013 outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and IVA. We provided a written rebuttal to these preliminary observations during our second fiscal quarter of 2017. During the period from our third fiscal quarter of 2017 through our third fiscal quarter of 2018, we attempted to resolve our case with the SAT through the conclusive agreement submitted before PRODECON (Mexican Tax Ombudsman), having several working meetings attended by representatives of the SAT, Calavo de Mexico (“CDM”) and the PRODECON. However, we were unable to materially resolve our case with the SAT through the PRODECON process.

In July 2018, a local office of the SAT issued a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approx. $143.8 million USD at October 31, 2023) related to a fiscal 2013 tax audit. This amount has been adjusted for inflation as of October 31, 2023 to the amount of $3 billion Mexican pesos (approx. $166.0 million USD). Additionally, the tax authorities have determined that we owe our employees profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $6.5 million USD at October 31, 2023). In August 2018, we filed an administrative appeal (the “Administrative Appeal”) on the 2013 Assessment, appealing our case to the SAT’s Legal Administration in Michoacan.

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

We have taken measures to vigorously defend our position that the 2013 Assessment is without merit and we have court rulings in favor of CDM, including a Court resolution from the Tax Court ordering the SAT to accept an Administrative Guaranty and remove all liens. On August 20, 2021, we filed an Annulment Suit (the “Suit”) with the Federal Tax Court, which among other things, contends that the notifications made by the SAT to CDM and its designated advisors of the resolution of the Administrative Appeal in March 2021 was not legally communicated and asserts the same matters central to the Reconsideration as wrongly concluded in the resolution of the Administrative Appeal.

On September 22, 2021, we had an initial in-person meeting with the SAT in Mexico City to formally present and discuss the Administrative Reconsideration (the “Reconsideration”) that we filed on August 18, 2021. The SAT agreed to review our Reconsideration in more detail; however, on January 3, 2022, the SAT formally rejected our request for the Reconsideration. In response to this rejection, on January 21, 2022, we filed a capital injunction suit (the “Injunction Suit”) with a federal district court seeking to nullify the arguments against the Reconsideration made by the SAT on constitutional grounds.

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

On March 10, 2022, we met with the SAT and offered an Administrative Guaranty (Embargo en Via Administrativa) to secure the 2013 Assessment, which provides the SAT with certain administrative rights to CDM assets in the event we do not prevail in our actions through the Federal Tax Court.

On October 10, 2022, the Tax Court ruled in favor of CDM granting the definitive suspension, accepting the Administrative Guaranty and forcing the SAT to remove all liens placed on CDM fixed assets and bank accounts. These liens were removed in November 2022. The Court also recognized that the $3.1 billion peso assessment exceeds the economic capacity of CDM.

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Annulment Suit in the Tax Court, we also believe that it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT to agree to reach a settlement. In accordance with our cumulative probability analysis on uncertain tax positions, our settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we recorded a provision of $11 million, in the third quarter of fiscal 2021, as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We believe that this provision remains appropriate as of October 31, 2023 based on our cumulative probability analysis. We incurred $2.4 million of related professional fees for the year ended October 31, 2023, respectively, which we have recoded in Expenses related to Mexican Tax matters on the consolidated statements of operations.

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

As of October 31, 2023, and October 31, 2022, CDM IVA receivables totaled $49.9 million (913.6 million Mexican pesos) and $43.6 million (865.4 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2023, the tax authorities began objecting to refund requests and supporting documentation that had previously been deemed acceptable to process a refund. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or other legal means. For further details on this matter, see Note 14 in the consolidated financial statements.

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

If we fail to comply with the Foreign Corrupt Practices Act or other similar legal requirements, we may be subject to criminal and civil penalties and other remedial measures, which could have a material adverse effect on our reputation, business, results of operations or financial condition.

We are subject to the United States Foreign Corrupt Practices Act (“FCPA”), and other anti-corruption laws and regulations that generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in Mexico, which is recognized as having a greater potential for governmental and commercial corruption.

Recent years have seen a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the SEC and the Department of Justice ("DOJ"), increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals.

On January 16, 2024, the Company announced that its internal audit process had identified to the Audit Committee of the Board of Directors certain matters that the Board of Directors determined after fiscal year end merited enhanced evaluation. A Special Committee of the Board of Directors (the “Special Committee”) was established to commence an investigation, with the assistance of external legal counsel and external forensic accountants. The Special Committee determined that certain of those matters related to the Company’s operations in Mexico raised potential issues under the

Foreign Corrupt Practices Act (“FCPA”). The Company voluntarily disclosed this ongoing investigation to the SEC and the DOJ, and the Company intends to fully cooperate with the SEC and the DOJ in connection with these matters.

Any determination that the Company’s operations or activities are not or were not in compliance with laws, including the FCPA, could result in a broad range of civil and criminal sanctions against the Company and certain of its personnel, including injunctive relief, disgorgement, substantial fines or penalties, imprisonment, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition. Moreover, our ongoing internal investigation, and cooperating with and responding to the SEC and the DOJ in connection with potential investigations they may undertake, as well as responding to any future U.S. or foreign governmental investigations or whistleblower lawsuits, have resulted in, and may continue to result in, substantial expenses, and have diverted and may continue to divert management’s attention from other business concerns, and could have a material adverse effect on our business and financial condition and growth prospects.

International Risks

We work with international third-party suppliers and partners, and our financial results could suffer due to unfavorable international events or regulations.

We conduct a substantial amount of business with growers and customers who are located outside the United States. We purchase avocados from foreign growers and packers, sell fresh avocados and processed avocado products to foreign customers, and operate packinghouses and a processing plant in Mexico. Mexico is the largest source of our supply of avocados, and our operations are affected by events in that country. In recent years, there has been an increase in organized crime in Mexico, which could in the future affect avocado farming, packing and shipment activities and increase the costs and risks of doing business in Mexico. We are also subject to regulations imposed by the Mexican government and to examinations by the Mexican tax authorities. Significant changes to these government regulations and to assessments by the Mexican tax authorities can have a negative impact on our operations and operating results in Mexico. Importing avocados from Mexico to the U.S. depends on ours border remaining open, which has closed for trading in the past.

In November 2022, the Mexican Secretary of Labor and Social Welfare issued the criteria for subcontracting inspections noting that companies engaged in farming, packing, distribution, and export of fruit would have to internalize picking and hauling services. In response to that criteria and subsequent fines, we are appealing the applicability of the criteria to our operations in Mexico, as well as disputing the notification received. An adverse result of this appeal could have an adverse effect on our operations in Mexico, which rely to some extent on external picking and hauling services.

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

The Hamas-Israel and Russia-Ukraine conflicts, other areas of geopolitical tension around the world, or the worsening of those conflicts or tensions, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition and cash flows remain uncertain.

The Hamas-Israel and Russia-Ukraine conflicts, or other areas of geopolitical tension around the world, or any worsening or spread of those conflicts or geopolitical tensions, and any related challenging macroeconomic conditions globally, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, impact expected spending and pricing levels from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations and financial condition.

Any of the negative impacts of the Hamas-Israel and Russia-Ukraine conflicts, other areas of geopolitical tension around the world, or any worsening of those conflicts or geopolitical tensions, and any related challenging macroeconomic conditions, may have a material adverse effect on our business and operations, results of operations, financial condition and cash flows. Any of these negative impacts, alone or in combination with others, also could exacerbate many of the other risk factors discussed in this report, including volatility in the trading prices of our common stock. The full extent to which these factors will negatively affect our business and operations, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope, severity and duration of the Hamas-Israel and Russia-Ukraine conflicts, other areas of geopolitical tension around the world and any economic downturns and the actions taken by governmental authorities and other third parties in response.

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

The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on many factors, including:

●	Market acceptance of our products; and
●	Opportunities for expansion.

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

On June 26, 2023, Calavo and certain subsidiaries entered into a credit agreement (the “Credit Agreement”) by and among Calavo, certain subsidiaries of Calavo as guarantors, and Wells Fargo Bank, National Association, as agent and lender. The Credit Agreement provides for a revolving credit facility of up to $90.0 million, along with a capex credit facility of up to $10.0 million.

The agreements governing our indebtedness impose significant operating and financial restrictions on us. These restrictions prohibit or limit our ability to: incur indebtedness; grant liens on its assets; enter into certain investments; consummate fundamental change transactions; engage in mergers or acquisitions or dispose of assets; enter into certain transactions with affiliates; make changes to its fiscal year; enter into certain restrictive agreements; and make certain restricted payments (including for dividends). Each of these limitations are subject to various conditions.  The Credit Agreement also contains a springing fixed charge coverage ratio financial covenant that is tested if the amount of the Revolving Loans available for Calavo to borrow under the New Credit Facility is less than 10% of the total revolving credit facility.

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

Item 1C. Cybersecurity

Not applicable.

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

Primarily ripens, sorts, packs, and ships fresh avocados. Additionally, it also serves to store and ship certain other fresh products, as well as prepared foods and prepared guacamole products. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Garland	Texas

Primarily ripens, sorts, packs and ships fresh avocados. Additionally, it also serves to store and ship prepared guacamole products. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

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

Fiscal 2023	High	Low
First Quarter	$37.41	$29.00
Second Quarter	$45.24	$22.80
Third Quarter	$38.26	$28.84
Fourth Quarter	$38.24	$24.40

Fiscal 2022	High	Low
First Quarter	$44.56	$37.00
Second Quarter	$45.26	$32.75
Third Quarter	$44.57	$28.76
Fourth Quarter	$45.50	$29.51

Shareholders

As of November 30, 2023, there were 770 stockholders of record of our common stock.

Dividend Policy

Our dividend policy has historically provided for an annual dividend payment, as determined by the Board of Directors. In November 2022, we announced that we would begin declaring and paying dividends quarterly rather than annually, as had been our practice.

On December 14, 2022, we paid a dividend of $0.2875 per share, or an aggregate of $5.2 million, to shareholders of record on November 16, 2022. On April 6, 2023, we paid a $0.10 per share dividend in the aggregate amount of $1.7 million to shareholders of record on March 24, 2023. On July 11, 2023, we paid a $0.10 per share dividend in the aggregate amount of $1.8 million to shareholders of record on June 27, 2023. On October 11, 2023, we paid a $0.10 per share dividend in the aggregate amount of $1.8 million to shareholders of record on September 27, 2023.

Shareholder Return Performance Graph

The following graph compares the performance of our common stock with the performance of the Nasdaq Market Index and a Peer Group of major diversified companies in our same industry for approximately the 60-month period beginning October 31, 2018 and ending October 31, 2023. In making this comparison, we have assumed an investment of $100 in Calavo Growers, Inc. common stock, the Nasdaq Market Index, the Peer Group Index as of October 31, 2018. We have also assumed the reinvestment of all dividends. Our Peer Group Index includes the companies of: Andersons, Inc., B&G Foods, Inc., Boston Beer Company, Inc., Fresh Del Monte Produce, Inc., Hain Celestial Group, Inc., Hostess Brands, Inc., J&J Snack Foods, Corp., John B Sanfilippo & Son, Inc., and Landec, Corp.

	10/18	10/19	10/20	10/21	10/22	10/23

Calavo Growers, Inc.	100.00	90.34	70.84	43.11	38.14	28.47
NASDAQ Composite	100.00	114.77	152.47	218.01	155.75	183.76
Peer Group	100.00	104.33	158.68	134.68	99.79	94.01

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

Overview

We are a leading marketer, processor, and distributor of avocados and other value-added fresh foods to customers throughout the world. Our expertise in marketing and distributing avocados and developing and manufacturing prepared avocado products and other value-added fresh foods allows us to deliver a wide array of food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers throughout the world but primarily in the United States. We procure avocados from California, Mexico and other growing regions around the world. Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) create, process and package a portfolio of healthy fresh foods including fresh-cut fruit and vegetables and other prepared foods including sandwiches, salads, parfaits and snack items among other products, and (iii) process and package guacamole.

We distribute our products both domestically and internationally and we report our operations in two different business segments: Grown and Prepared. The Grown segment consists of fresh avocados, tomatoes and papayas. The Prepared segment comprises all other products including fresh-cut fruits and vegetables, sandwiches, wraps, salads, parfaits, snacks, and guacamole sold at retail and food service as well as avocado pulp sold to foodservice. See Note 10 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information about our business segments.

Our Grown products business grades, sizes, packs, cools, and ripens (if desired) avocados for delivery to our customers. During fiscal 2023, we operated three packinghouses and five operating and distributing facilities (also known as “value-added depots” or “VAD”s) that handle avocados that are sold across the United States and select international markets. We believe that our continued success in marketing avocados is largely dependent upon securing a reliable, high-quality supply of avocados at reasonable prices, and keeping the handling costs low as we ship avocados to our packinghouses and distribution centers. We believe our diversified avocado sources help provide a level of relative supply stability that may, over time, serve to increase the availability and demand for avocados among consumers in the United States and elsewhere in the world. Significant fluctuations in the volume of avocados delivered have an impact on the per pound packing costs of avocados we handle. Generally, larger crops will result in a lower per-pound handling cost. As a result of our investment in packinghouse equipment, distribution centers with value-added ripening and packing capabilities, and personnel, we believe that our cost structure is geared to optimally handle larger avocado volume. We believe our efforts in distributing our other various perishable foods, such as tomatoes and papayas, complement our offerings of avocados. From time to time, we continue to explore the distribution of other crops that provide reasonable returns to our business.

Our Prepared business produces, markets and distributes, primarily nationally, a portfolio of healthy, high quality fresh packaged food products for consumers sold through retail and other channels. Prepared products include fresh-cut fruits and vegetables, sandwiches, wraps, salads, parfaits, snacks, and guacamole sold at retail and food service as well as avocado pulp sold to foodservice. Prepared products are marketed under the Calavo, Garden Highway Fresh Cut, Garden Highway, and Garden Highway Chef Essentials brands, as well as store-brand and private label programs. We believe that we are well positioned to address the diverse taste and needs of today’s foodservice and retail customers. Our Prepared business maintains relationships with foodservice companies and food retailers. We continue to seek to expand our relationships with major foodservice companies and food retailers and develop alliances that will allow our products to reach more consumers.

The operating results of all of our businesses have been, and will continue to be, affected by quarterly and annual fluctuations and market downturns due to a number of factors, including but not limited to pests and disease, weather patterns, changes in demand by consumers, food safety advisories, the timing of the receipt, reduction, or cancellation of significant customer orders; the gain or loss of significant customers; market acceptance of our products; our ability to develop, introduce, and market new products on a timely basis; the availability, quality and price of raw materials; new product introductions by our competitors; the utilization of production capacity at our various plant locations; change in the mix of products that our Grown and Prepared segments sell; and general economic conditions. We believe, however, that we are currently positioned to address these risks and deliver favorable operating results for the foreseeable future.

Proposed Sale of the Fresh Cut business

We and certain of our subsidiaries have entered into non-binding, exclusive negotiations regarding the potential sale of all of the assets used in our Fresh Cut business and certain related real property for approximately $100.0 million, subject to certain adjustments that may be included in a binding agreement (the “Proposed Transaction”). The Fresh cut business represents substantially all of the business of the Prepared segment other than the guacamole business, which would be retained following the Proposed Transaction. The closing of the Proposed Transaction is subject to the negotiation and execution of a binding agreement. There can be no assurance that a binding agreement will result from the current negotiations, and if a binding agreement does result, the price, structure, form of consideration (for example, cash, promissory, equity) and other material terms may be materially different than currently expected. For further discussion of the risks of the Proposed Transaction, see the Risk Factors section included elsewhere in this Annual Report.

If the Proposed Transaction occurs, our results of operations for the years ended October 31, 2023, October 31, 2022 and October 31, 2021, will not be indicative of our future results. The indirect and direct incremental impacts of the Proposed Transaction on our operating results, financial statements and cash flows are not reliably estimable at this time.

Recent Developments

Dividend payment

On December 14, 2022, we paid a dividend of $0.2875 per share, or an aggregate of $5.2 million, to shareholders of record on November 16, 2022. On April 6, 2023, we paid a $0.10 per share dividend in the aggregate amount of $1.7 million to shareholders of record on March 24, 2023. On July 11, 2023, we paid a $0.10 per share dividend in the aggregate amount of $1.8 million to shareholders of record on June 27, 2023. On October 11, 2023, we paid a $0.10 per share dividend in the aggregate amount of $1.8 million to shareholders of record on September 27, 2023.

Credit Agreement

On June 26, 2023, Calavo and certain subsidiaries entered into a credit agreement by and among, Calavo, certain subsidiaries of Calavo as guarantors, and Wells Fargo Bank, National Association, as agent and lender. The Credit Agreement provides for a revolving credit facility of up to $90.0 million, along with a capex credit facility of up to $10.0 million. See “Liquidity and Capital Resources” below for more information.

Compliance matters

On January 16, 2024, the Company announced that its internal audit process had identified to the Audit Committee of the Board of Directors certain matters that the Board of Directors determined after fiscal year end merited enhanced evaluation. A Special Committee of the Board of Directors (the “Special Committee”) was established to commence an investigation, with the assistance of external legal counsel and external forensic accountants. The Special Committee determined that certain of those matters related to the Company’s operations in Mexico raised potential issues under the Foreign Corrupt Practices Act (“FCPA”). The Company has voluntarily disclosed this ongoing internal investigation to the SEC and the Department of Justice ("DOJ"), and the Company intends to fully cooperate with the SEC and the DOJ in connection with these matters. Any determination that the Company’s operations or activities were not in compliance with laws, including the FCPA, could result in the imposition of material fines and penalties and the imposition of equitable remedies. See “Risk Factors” included in this Annual Report. The Company cannot currently predict the timing of completion or the outcome of its internal investigation or of any actions that may be taken by the SEC, the DOJ or Mexican authorities in connection with the matters under investigation, and the Company cannot currently estimate the amount or range of loss or potential impact on its consolidated financial statements associated with these matters.

Mexican Tax Issues

See footnotes 7 and 14 of the consolidated financial statements for information on Mexican tax matters and the Mexican IVA taxes receivable.

Litigation

From time to time, we are involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate all of our estimates, including those related to the areas of customer and grower receivables, IVA tax receivables, inventories, useful lives of property, plant and equipment, promotional allowances, equity income/losses and impairment analysis from unconsolidated entities, loans to unconsolidated entities, income taxes, retirement benefits, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Additionally, we frequently engage third party valuation experts to assist us with estimates described below. Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods.

Management has discussed the development and selection of critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting estimates in this Annual Report.

We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.

2013 Mexican Tax Audit Assessment. In January 2017, we received preliminary observations from SAT related to an audit for fiscal year 2013 outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors and suppliers and IVA. We provided a written rebuttal to these preliminary observations during our second fiscal quarter of 2017.

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approximately $143.8 million USD at October 31, 2023) related to Income Tax, Flat Rate Business Tax, and value added tax, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of October 31, 2023 to the amount of $3 billion Mexican pesos (approximately $166.0 million USD).  Additionally, the tax authorities have determined that we owe our employee’s profit-sharing liability, totaling approximately $118 million Mexican pesos (approximately $6.5 million USD at October 31, 2023).

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Annulment Suit in the Tax Court, and that we have court rulings in favor of CDM, we also believe it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT to agree to reach a settlement. In accordance with our cumulative probability analysis, based on factors such as recent settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we recorded a provision of $11 million in the third quarter of fiscal 2021, as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We believe that this provision remains appropriate as of October 31, 2023 based on our cumulative probability analysis. We incurred $2.4 million of related professional fees for the year ended October 31, 2023, which have been recorded in Expenses related to Mexican Tax matters. See Note 7 to our consolidated financial statements for further information.

Mexican IVA taxes receivable. As of October 31, 2023, and October 31, 2022, CDM IVA receivables totaled $49.9 million (913.6 million Mexican pesos) and $43.6 million (865.4 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2023, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors, and others, have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or legal means.

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

In light of the foregoing, the Company is currently considering its options for resolution of the IVA receivables. In the event of an unfavorable resolution of the Administrative Appeals, we plan to file Annulment Suits with the Mexican Federal Tax Court. If these suits result in an unfavorable ruling, there is an option to appeal to the Collegiate Circuit Court. The estimated time for the resolution of these suits could be 2 – 3 years.

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

In fiscal 2023 and 2022, the Company’s estimated fair value exceeded its carrying value in our quantitative assessment of the Company’s impairment test. The fair value of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded. The Company concluded based on quantitative assessment tests that no goodwill impairment existed in the fiscal years ended October 31, 2023 and 2022. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units which include forecasted cash flow. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,
	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Gross profit	7.2%	6.2%	5.4%
Selling, general and administrative	6.8%	5.5%	5.4%
Expenses related to Mexican tax matters	0.0%	—%	0.0%
Impairment and charges related to RFG Florida facility closure	—%	0.1%	0.9%
Gain on sales of Temecula packinghouse	—%	(0.0)%	(0.0)%
Operating income	0.0%	0.5%	(0.9)%
Interest income	0.0%	0.0%	0.0%
Interest expense	(0.1)%	(0.1)%	(0.1)%
Other income, net	0.0%	0.1%	0.1%
Recovery (loss) on reserve for FreshRealm note receivable and impairment of investment	—%	—%	0.6%
Unrealized and realized net loss (gain) on Limoneira shares	—%	(0.7)%	0.4%
Net loss	(0.9)%	(0.5)%	(1.1)%

Non-GAAP Financial Measures

The below tables include measures which are not prepared in accordance with U.S. generally accepted accounting principles, or “GAAP,” (“non-GAAP measures”) including EBITDA, adjusted EBITDA, adjusted net income (loss) and adjusted diluted earnings per share (“EPS”).

EBITDA is defined as net income (loss) attributable to Calavo Growers, Inc., excluding (1) interest income and expense, (2) income taxes (benefit) provision, (3) depreciation and amortization, and (4) stock-based compensation expense. Adjusted EBITDA is EBITDA with further adjustments for (1) non-cash net losses (income) recognized from unconsolidated entities, (2) goodwill impairment, (3) write-off of long-lived assets, (4) acquisition-related costs, (5) restructuring-related costs, including certain severance costs, (6) certain litigation and other related costs, and (7) one-time items. Adjusted EBITDA is a primary metric by which management evaluates the operating performance of the business, on which certain operating expenditures and internal budgets are based and by which, in addition to other factors, the Company’s senior management is compensated. The adjustments to calculate EBITDA and adjusted EBITDA are items recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded.

Adjusted net income (loss) is defined as net income (loss) attributable to Calavo Growers, Inc. excluding (1) non-cash net losses recognized from unconsolidated entities, (2) goodwill impairment, (3) write-off of long-lived assets, (4) acquisition-related costs, (5) restructuring-related costs, including certain severance costs, (6) certain litigation and other related costs, and (7) one-time items. Adjusted net income (loss) and the related measure of adjusted diluted EPS exclude certain items that are recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. We believe adjusted net income (loss) affords investors a different view of the overall financial performance of the Company than adjusted EBITDA and the GAAP measure of net income (loss) attributable to Calavo Growers, Inc.

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

Adjusted Net Income (Non-GAAP, Unaudited)

The following table presents adjusted net income (loss) and adjusted diluted EPS, each a non-GAAP measure, and reconciles them to net income (loss) attributable to Calavo Growers, Inc., and Diluted EPS, which are the most directly comparable GAAP measures. See “Non-GAAP Financial Measures” above (in thousands, except per share amounts).

	Year ended October 31,
	2023	2022	2021
Net loss attributable to Calavo Growers, Inc.	$(8,344)	$(6,249)	$(11,818)
Non-GAAP adjustments:
Non-cash losses recognized from unconsolidated entities (a)	879	564	1,719
Loss (recovery) from FreshRealm and other related expenses (b)	—	580	(5,989)
Acquisition costs (c)	—	—	262
Net loss (income) on Limoneira shares (d)	—	8,928	(3,858)
Rent expense add back (e)	432	432	396
Restructure costs - consulting, management recruiting and severance (f)	5,490	4,914	3,180
Expenses related to Mexican tax matters (g)	3,128	2,343	14,270
Impairment, losses and charges related to property, plant and equipment (h)	235	1,145	9,748
Legal settlement and related expenses (i)	700	—	—
Tax impact of adjustments (j)	(2,716)	(3,788)	(1,690)
Adjusted net income (loss) attributed to Calavo Growers, Inc.	$(196)	$8,869	$6,220

Calavo Growers, Inc.’s net income (loss) per share:
Diluted EPS (GAAP)	$(0.47)	$(0.35)	$(0.67)
Adjusted net income (loss) per diluted share	$(0.01)	$0.50	$0.35

Number of shares used in per share computation:
Diluted	17,750	17,663	17,621
(a)	For the years ended October 31, 2023, 2022 and 2021, we incurred losses from Agricola Don Memo totaling $0.9 million, $0.6 million, and $1.7 million.
(b)	In July 2021, as part of the FreshRealm Separation Agreement, FreshRealm paid Calavo the Loan Payoff Amount of $6.0 million, and we recorded the receipt on the statement of operations as a recovery of the reserve for collectability of the FreshRealm note receivable. In addition, we recovered $0.1 million in receivables that we previously reserved. For the year ended October 31, 2021, we incurred $0.1 million of professional fees related to FreshRealm. For the year ended October 31, 2022, we recognized a return to provision discrete tax expense of $0.6 million due to the finalization of the tax treatment of the loss related to the previously recorded impairment of the investment in FreshRealm.
(c)	In the first quarter of fiscal 2021, we incurred professional service costs related to a considered but non-consummated acquisition.
(d)	For the years ended October 31, 2022 and 2021, we recorded losses of $8.6 million, and income of $3.9 million in realized and unrealized net gain (loss) on Limoneira shares. In the year ended October 31, 2022, we sold our entire investment of 1,677,299 shares of Limoneira stock. We incurred $0.3 million of broker fees as part of the sale of Limoneira stock.
(e)	For the year ended October 31, 2023, 2022 and 2021, we incurred $0.4 million related to rent paid for Prepared’s former corporate office space that we have vacated and plan to sublease.
(f)	For fiscal 2023, 2022 and 2021, results include higher stock-based compensation expense of $1.6 million, $0.1 million and $1.3 million related to senior management transitions, which does not impact the underlying cost structure of the Company. For fiscal

2022 and 2021, we recorded $2.8 million and $0.9 million of consulting expenses related to an enterprise-wide strategic business review conducted for the purpose of restructuring to improve the profitability of the organization and efficiency of our operations. In fiscal 2023, 2022 and 2021, we incurred $2.9 million, $2.0 million and $0.9 million related to management recruiting and severance costs in connection with the restructuring initiative. For the year ended October 31, 2023, we recorded $0.8 million in severance costs as part of U.S. restructuring efforts. Additionally, for the year ended October 31, 2023, we incurred $0.5 million related to the divesture of Salsa Lisa.
(g)	For the year ended October 31, 2023 and 2022, we incurred $2.4 million and $1.4 million of professional fees related to the Mexican tax matters. For the year ended October 31, 2022, we recognized a return to provision discrete tax expense of $0.9 million due to the finalization of the tax treatment for the final settlement of the 2011 Assessment (see below).

For the year ended October 31, 2023, we recorded a recovery of $1.7 million related to the interest and inflationary adjustments related to an IVA repayment from Mexican Tax Authority. For the year ended October 31, 2023, we recognized a reserve of $2.5 million related to the collectability of IVA receivables.

In June 2021, we paid $2.4 million in full settlement of the 2011 Assessment. Of this amount, $1.5 million was recorded as a discrete item in Income Tax Provision and $0.9 million is related to value added tax expense and recorded as Expenses related to the Mexican tax matters. An additional $0.3 million of related professional fees have also been recorded as expenses related to the Mexican tax matters.

In July 2021, based on our evaluation of the most probable outcomes of the 2013 Assessment, we recorded an accrual of $11 million as a discrete item in Income Tax Provision. An additional $0.6 million of related professional fees was also recorded as Expenses related to the Mexican tax matters.

(h)	On April 1, 2023, we completed the divesture of our salsa business in our Prepared segment and incurred $0.2 million in losses related to the disposal of property, plant and equipment.

On October 18, 2021, we announced the closure of Prepared’s food processing operations at our Green Cove Springs (near Jacksonville), Florida facility, as part of our Project Uno profit improvement program. As of November 15, 2021, the Green Cove facility for our Prepared segment ceased operations. In fiscal 2021, we wrote down $8.7 million of leasehold improvements, $0.1 million of equipment, and $0.6 million of inventory (recognized through cost of goods sold). We also paid $0.4 million in employee severance. We incurred $0.9 million of expenses for the year ended October 31, 2022, related to the closure of this facility.

(i)	For the year ended October 31, 2023, we accrued $0.6 million in a legal settlement from a dispute from over 5 years ago connected to an old unused distribution agreement that was entered into over a decade ago. This legal settlement was considered out of the ordinary, due to the length it took to settle and since we have not done business with this party for many years. There are no other similar matters outstanding. In addition, we incurred $0.1 million in associated legal fees.

(j)	Tax impact of non-GAAP adjustments are based on the prevailing year-to-date tax rates in each period and adjusted to the one-time tax charges mentioned in note (b) above.

Reconciliation of EBITDA and Adjusted EBITDA (Non-GAAP, Unaudited)

The following table presents EBITDA and adjusted EBITDA, each a non-GAAP measure, and reconciles them to net income (loss) attributable to Calavo Growers, Inc., which is the most directly comparable GAAP measure. See “Non-GAAP Financial Measures” above (in thousands, except per share amounts).

	Year ended October 31,
	2023	2022	2021
Net loss attributable to Calavo Growers, Inc.	$(8,344)	$(6,249)	$(11,818)
Interest Income	(605)	(500)	(335)
Interest Expense	2,495	1,686	798
Provision for Income Taxes	5,942	3,251	10,747
Depreciation and Amortization	17,282	16,589	17,571
Stock-Based Compensation	5,210	3,139	3,950
EBITDA	$21,980	$17,916	$20,913

Adjustments:
Non-cash losses recognized from unconsolidated entities (a)	879	564	1,719
Net loss (income) on Limoneira shares (d)	—	8,928	(3,858)
Recovery from FreshRealm and other related expenses (b)	—	—	(5,989)
Rent expense add back (e)	432	432	396
Acquisition costs (c)			262
Restructure costs - consulting and management recruiting and severance (f)	3,930	4,775	1,833
Expenses related to Mexican tax matters (g)	3,128	1,417	1,797
Impairment, losses and charges related to property, plant and equipment (h)	235	1,115	9,748
Legal settlement and related expenses (i)	700	—	—
Adjusted EBITDA	$31,284	$35,147	$26,821

See prior page for footnote references

Net Sales

We believe that the fundamental consumption trends for our products continue to be favorable. First, U.S. avocado demand continues to grow, with per capita consumption in 2022/2023 per USDA reaching 9.2 pounds per person, and approximately 64% higher than the estimate from a decade ago. We believe that the healthy eating trend that has been developing in the U.S. contributes to such growth, as avocados are cholesterol and sodium free, dense in fiber, vitamin B6, antioxidants, potassium, folate, and contain unsaturated fat, which helps lower cholesterol.

Additionally, we believe that demographic changes in the U.S. will impact the consumption of avocados and avocado-based products. The Hispanic community currently accounts for approximately 20% of the U.S. population and the total number of Hispanics is estimated to double by the year 2050. Avocados are considered a staple item purchased by Hispanic consumers, as the per-capita avocado consumption in Mexico is significantly higher than that of the US.

We anticipate avocado products will further penetrate the United States marketplace, driven by year-round availability of imported fresh avocados, a growing Hispanic population, and the promotion of the health benefits of avocados. As one of the largest marketers of avocado products in the United States, we believe that we are well positioned to leverage this trend and to grow our avocado and guacamole products business. Additionally, we also believe that avocados and avocado based products will further penetrate other markets that we currently operate in as interest in avocados continues to expand.

In October 2002, the USDA announced the creation of a Hass Avocado Board to promote the sale of Hass variety avocados in the US. This board provides a basis for a unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace. The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales. We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our avocado businesses. During fiscal 2023, 2022 and 2021, on behalf of avocado growers, we remitted approximately $0.5 million, $1.5 million and $1.0 million to the California Avocado Commission. During fiscal 2023, 2022 and 2021, we remitted approximately $8.0 million, $8.1 million and $8.3 million to the Hass Avocado Board related to avocados. Similarly, Avocados from Mexico (AFM) was formed in 2013 as the marketing arm of the Mexican Hass Avocados Importers Association (MHAIA) and the Association of Growers and Packers of Avocados From Mexico (APEAM). During fiscal 2023, 2022 and 2021, we remitted approximately $5.5 million, $4.2 million and $5.7 million to APEAM primarily related to these marketing activities for Mexican avocados.

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

Papayas have become more popular as consumption in the U.S. has more than doubled in the past decade. Papayas have high nutritional benefits. They are rich in antioxidants, B vitamins, folate and pantothenic acid, potassium and magnesium, and fiber.

Additionally, through our Prepared segment we have expanded and accelerated the Company’s presence in the fast-growing refrigerated fresh packaged foods category through an array of retail product lines for produce, deli, and foodservice departments. Prepared products include fresh-cut fruits and vegetables, sandwiches, wraps, salads, parfaits, snacks, and guacamole sold at retail and food service as well as avocado pulp sold to foodservice. Our Prepared segment has also expanded the capacity to provide products for a larger portion of the Fresh Deli department.

The following tables set forth sales by product category and sales allowances, by segment (dollars in thousands):

	Year ended October 31, 2023			Year ended October 31, 2022

	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$466,385	$—	$466,385	$645,944	$—	$645,944
Tomatoes	56,298	—	56,298	47,288	—	47,288
Papayas	10,432	—	10,432	11,422	—	11,422
Other fresh income	100	—	100	123	—	123
Fresh-cut products	—	383,028	383,028	—	426,161	426,161
Guacamole	—	70,611	70,611	—	74,970	74,970
Salsa	—	796	796	—	1,860	1,860
Total gross sales	533,215	454,435	987,650	704,777	502,991	1,207,768
Less sales allowances	(4,190)	(9,883)	(14,073)	(4,507)	(10,123)	(14,630)
Less intersegment eliminations	(1,629)	—	(1,629)	(2,065)	—	(2,065)
Net sales	$527,396	$444,552	$971,948	$698,205	$492,868	$1,191,073

	Year ended October 31, 2022			Year ended October 31, 2021

	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$645,944	$—	$645,944	$536,969	$—	$536,969
Tomatoes	47,288	—	47,288	43,658	—	43,658
Papayas	11,422	—	11,422	10,884	—	10,884
Other fresh income	123	—	123	693	—	693
Fresh-cut products	—	426,161	426,161	—	403,017	403,017
Guacamole	—	74,970	74,970	—	75,681	75,681
Salsa	—	1,860	1,860	—	2,784	2,784
Total gross sales	704,777	502,991	1,207,768	592,204	481,482	1,073,686
Less sales allowances	(4,507)	(10,123)	(14,630)	(3,677)	(11,682)	(15,359)
Less intersegment eliminations	(2,065)	—	(2,065)	(2,497)	—	(2,497)
Net sales	$698,205	$492,868	$1,191,073	$586,030	$469,800	$1,055,830

Net sales to third parties by segment exclude intersegment sales and cost of sales. For fiscal years 2023, 2022 and 2021, intersegment sales and cost of sales of $1.6 million, $2.1 million and $2.5 million between the Grown segment and the Prepared segment were eliminated.

The following table summarizes our net sales by business segment:

	2023	Change	2022	Change	2021

Gross sales:
Grown	$529,025	(24)%	$700,270	19%	$588,527
Prepared	444,552	(10)%	492,868	5%	469,800
Less intersegment eliminations	(1,629)	(21)%	(2,065)	(17)%	(2,497)
Total net sales	$971,948	(18)%	$1,191,073	13%	$1,055,830

As a percentage of sales:
Grown	54.3%		58.7%		55.6%
Prepared	45.7%		41.3%		44.4%
	100%		100%		100%

Summary

Net sales for the year ended October 31, 2023, compared to the corresponding period in fiscal 2022, decreased by $219.1 million, or approximately 18%. This decrease was across both segments.

For the year ended October 31, 2023, the decrease in Grown product sales was primarily due to a decrease in price per unit of avocados offset by increased sales volume due to increased volumes of available fruit. For the year ended October 31, 2023, the decrease in Prepared product sales was due primarily to decreased sales volume from fresh-cut fruit products and guacamole products.

We will continue to pursue grower recruitment opportunities and expand relationships with retail and/or foodservice customers with the goal to fuel net sales growth in each of our business segments. Our Grown and Prepared segments of our business are subject to seasonal trends which can impact the volume and/or quality of raw materials sourced in any particular quarter.

Grown Products

Fiscal 2023 vs. Fiscal 2022:

Net sales for the Grown products business decreased by approximately $171.2 million, or 24%, for the year ended October 31, 2023 compared to the prior year period. The decrease in Grown product sales during the year ended October 31, 2023 was primarily related to lower sales prices of avocados due to increased industry supply of avocados. Partially offsetting this decrease, tomato sales increased due to an increase in sales prices per carton, and higher tomato sales volume.

Sales of avocados decreased $177.9 million, or 28%, for the year ended October 31, 2023, compared to the prior year period. The average avocado sales price per carton decreased 30% compared to the prior year period. The decrease in the sales price per carton was mainly due to an increased industry supply of avocados. The volume of avocados sold for the year ended October 31, 2023 increased 3% compared to the prior year period.

Sales of tomatoes increased $7.7 million, or 16%, for the year ended October 31, 2023, when compared to the prior year period. The increase in tomato sales was primarily due to an 8% increase in the sales price per carton, and an 8% increase in volume sold.

Fiscal 2022 vs. Fiscal 2021:

Net sales for the Grown products business increased by approximately $111.7 million, or 19%, for the year ended October 31, 2022 compared to the prior year period. This increase in Grown product sales during the year ended October 31, 2022 was due primarily to increased sales prices of avocados associated with lower overall supply of avocados in the marketplace. In addition, tomato sales increased due to an increase in overall sales volume, partially offset by a decrease in sales prices.

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

Prepared products

Fiscal 2023 vs. Fiscal 2022:

Net sales for the Prepared products business decreased by approximately $48.3 million, or 10%, for the year ended October 31, 2023 compared to the corresponding period in fiscal 2022. This decrease in Prepared product sales during the year ended October 31, 2023 was primarily related to lower sales volume of fresh-cut fruit and vegetables, prepared foods and guacamole products.

Net sales for fresh-cut products decreased $43.2 million, or 10%, for the year ended October 31, 2023 compared to the corresponding period in fiscal 2022. This decrease was primarily driven by lower sales volume of 14%, partially offset by a increase in sales price of 4%.

Net sales for guacamole products decreased $6.9 million, or 10%, for the year ended October 31, 2023 compared to the corresponding period in fiscal 2022, primarily due to a decrease in total volume sold.

With the divestiture of our salsa business in June 2023, we had a decrease in sales of salsa products of $1.1 million, or 59%.

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

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment:

	2023	Change	2022	Change	2021

	(Dollars in thousands)
Gross profit (loss):
Grown	$52,163	4%	$50,165	5%	$47,787
Prepared	17,793	(25)%	23,680	146%	9,638
Total gross profit	$69,956	(5)%	$73,845	29%	$57,425

Gross profit percentages:
Grown	9.9%		7.2%		8.1%
Prepared	4.0%		4.8%		2.1%
Consolidated	7.2%		6.2%		5.4%

Summary

Our cost of goods sold consists predominantly of ingredient costs (primarily fruit and other whole foods), packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Gross profit decreased by approximately $3.9 million, or 5%, for the year ended October 31, 2023, compared to the corresponding period in fiscal 2022. The decrease was primarily attributable to a gross profit decrease in the Prepared segment, partially offset by a gross profit increase in the Grown segment.

Grown products

Fiscal 2023 vs. Fiscal 2022:

During our year ended October 31, 2023, as compared to the prior year period, our Grown products segment gross profit increased $2.0 million or 4%. For the years ended October 31, 2023 and 2022, the gross profit percentages for avocados were 10.1% and 7.1%, respectively. Contributing to the increase in gross profit for fiscal 2023 was the strengthening of the Mexican Peso in relation to the U.S. Dollar during the year ended October 31, 2023, which resulted in a $1.2 million net gain related to the remeasurement of peso-dominated net assets at our Mexican subsidiaries. For the year ended October 31, 2022, we had a remeasurement loss of $1.0 million.

Significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Grown products segment.

For the year ended October 31, 2023, we generated gross profit of $4.5 million from tomato sales, up from $3.5 million in the prior year period.  The majority of our tomato sales are made on a consignment basis, in which the gross profit we earn is generally based on a commission agreed to with each party, which usually is a percent of the overall selling price; however, we also purchase some tomatoes on the spot market to meet specific customer requests and have certain fixed overhead costs associated with our tomato operations which impact the overall gross profit realized from tomato sales.  The gross profit percentage for consignment sales are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers. The decrease in tomato gross profit was due primarily to an increase in sales of tomatoes from third-party growers/packers. As discussed above, even though a majority of our tomato sales are made on a consignment basis, we had lower gross profit from third-party growers/packers compared to prior year.

Fiscal 2022 vs. Fiscal 2021:

During our year ended October 31, 2022, as compared to the prior year period, our Grown products segment gross profit increased $2.3 million or 5%. While our overall gross profit increased, our gross profit percentage decreased. For the year ended October 31, 2022 and 2021, the gross profit percentages for avocados were 7.1% and 8.0%, respectively. Partially offsetting the increase in gross profit for fiscal 2022 was the weakening of the U.S. dollar in relation to the Mexican peso during the year ended October 31, 2022, which resulted in a $1.0 million net loss related to the remeasurement of peso-dominated net assets at our Mexican subsidiaries. For the year ended October 31, 2021, we had a remeasurement gain of $0.9 million.

Significant fluctuations in the exchange rate between the U.S. Dollar and the Mexican Peso may have a material impact on future gross profit for our Grown products segment.

For the year ended October 31, 2022 we generated gross profit of $3.5 million from tomato sales, a decrease from $3.7 million in the prior year period.  The majority of our tomato sales are made on a consignment basis, in which the gross profit we earn is generally based on a commission agreed to with each party, which usually is a percent of the overall selling price; however, we also purchase some tomatoes on the spot market to meet specific customer requests and have certain fixed overhead costs associated with our tomato operations which impact the overall gross profit realized from tomato sales.  The gross profit percentage for consignment sales are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers. The decrease in tomato gross profit was due primarily to an increase in sales of tomatoes from third-party growers/packers. As discussed above, even though a majority of our tomato sales are made on a consignment basis, we had lower gross profit from third-party growers/packers compared to prior year.

Prepared products

Fiscal 2023 vs. Fiscal 2022:

The decrease in our Prepared products gross profit for the year ended October 31, 2023 was the result of decreased gross profit for fresh-cut fruit and vegetables products, partially offset by an increase in guacamole products.

Fresh-cut fruit and vegetables and prepared foods products gross profit percentage for the year ended October 31, 2023 was 1.5%, compared to 4.8% for the same prior year period. The decrease in gross profit for the year ended October 31, 2023 was mainly due to increased commodity costs and lower volume.

Guacamole products gross profit percentage for the year ended October 31, 2023 was 19.8%, compared to a gross profit of 5.7% for the prior year period. The increase in gross profit percentage for the year ended October 31, 2023 in guacamole products was primarily due to lower raw product fruit costs and manufacturing improvements. Any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profit for our Prepared segment.

Management has considered the impact of current operating results as well as expected future results and has concluded that there were no impairment indicators regarding intangible assets carried on the balance sheet as of October 31, 2023. Management will continue to evaluate the impact of operating results on these considerations in future quarters.

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

Selling, General and Administrative

	2023	Change	2022	Change	2021

	(Dollars in thousands)
Selling, general and administrative	$66,400	1%	$65,482	16%	$56,463
Percentage of net sales	6.8%		5.5%		5.3%

Selling, general and administrative expenses of $66.4 million for the year ended October 31, 2023 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $0.9 million, or 1%, for the year ended October 31, 2023 compared to the prior year period. This increase was primarily due to $2.9 million paid in severance and other costs and $1.6 million in stock-based compensation related to executive departures. Partially offsetting these increases, is a reduction in our short-term incentive accrual of $2.3 million.

Selling, general and administrative expenses of $65.5 million for the year ended October 31, 2022 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $9.0 million, or 16%, for the year ended October 31, 2022, when compared to the prior year period. This increase was primarily due to an increase in management restructuring costs that include recruiting fees and severance ($2.8 million), an increase in consulting services related to restructuring efforts ($2.0 million), an increase in our short-term incentive accrual ($1.4 million) and an increase in salaries primarily related to the investment in key personnel.

Loss from Unconsolidated Entities

	2023	Change	2022	Change	2021

	(Dollars in thousands)
Loss from unconsolidated entities	$(879)	56%	$(564)	(67)%	$(1,719)

Loss from unconsolidated entities includes our allocation of earnings or losses from our investments in Don Memo. For the years ended October 31, 2023, 2022 and 2021, we recognized losses of $0.9 million, $0.6 million and of $1.7 million, respectively, related to Don Memo.

Interest Income

	2023	Change	2022	Change	2021

	(Dollars in thousands)
Interest income	$605	21%	$500	49%	$335
Percentage of net sales	0.0%		0.0%		0.0%

The increase in interest income in fiscal 2023 as compared to 2022 is primarily due to the increase in the amount owed from our tomato growers from loans and infrastructure advances. The increase in interest income in fiscal 2022 as compared to 2021 is primarily due to a bridge loan to one of our tomato growers.

Interest Expense

	2023	Change	2022	Change	2021

	(Dollars in thousands)
Interest expense	$2,495	48%	$1,686	111%	$798
Percentage of net sales	0.3%		0.1%		0.1%

Interest expense is primarily generated from our line of credit borrowings with Farm Credit West, PCA (FCW) and Bank of America, N.A. (Bank of America) and our new credit facility with Wells Fargo. For fiscal 2023, as compared to fiscal 2022, the increase in interest expense was due to higher interest rates, as well as a higher average debt balance. For fiscal 2022, as compared to fiscal 2021, the increase in interest expense was due to higher interest rates, as well as a higher average debt balance.

Other Income, Net

	2023	Change	2022	Change	2021

	(Dollars in thousands)
Other income, net	$316	(69)%	$1,017	0%	$1,016
Percentage of net sales	0.0%		0.1%		—%

Other income, net includes dividend income, as well as certain other transactions that are outside of the normal course of operations. During fiscal 2022 and 2021, we received $0.6 million and $0.5 million as dividend income from Limoneira. At the end of fiscal 2022, we sold our investment in Limoneira and therefore received no dividends from Limoneira in fiscal 2023.

Income Taxes Provision

	2023	Change	2022	Change	2021

	(Dollars in thousands)
Income tax provision	$(5,942)	83%	$(3,251)	(70)%	$(10,747)
Effective tax rate	293.4%		97.0%		913.3%

For fiscal 2023, we incurred return to provision discrete taxable items in the amount of $0.2 million. These discrete items were primarily related the lack of deductibility of certain Mexican tax expenses. In addition, we recognized $5.7 million of additional income tax provision expenses during fiscal 2023 related to the recording of additional valuation allowance and other permanent differences.

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

Net loss (income) attributable to noncontrolling interest

	2023	Change	2022	Change	2021

	(Dollars in thousands)
Net loss (income) attributable to noncontrolling interest	$(377)	(207)%	$353	239%	$104
Percentage of net sales	0.0%		0.0%		0.0%

For fiscal years 2023, 2022 and 2021, the net loss (income) attributable to noncontrolling interest is due to income/losses from Avocados de Jalisco.

Liquidity and Capital Resources

Cash used in operating activities for fiscal 2023 was $14.5 million. Operating activities for fiscal 2022 and 2021 provided cash flows of $50.1 million and $13.6 million, respectively. Fiscal year 2023 operating cash flows reflect our net loss of $8.0 million, net increase of noncash charges (depreciation and amortization, stock-based compensation expense, provision for losses on accounts receivable, losses from unconsolidated entities, deferred taxes, loss on disposal of property, plant and equipment, reserve for Mexican IVA receivables, the divestiture of our salsa business and gain on the sale of the Temecula packinghouse) of $28.2 million and a net decrease from changes in the non-cash components of our working capital accounts of approximately $34.7 million.

Decreases in operating cash flows caused by working capital changes include a net decrease in accounts payable, accrued expenses of $15.1 million, an increase in other assets of $7.6 million, a decrease in payable to growers of $5.4 million, an increase in prepaid expenses and other current assets of $5.4 million, an increase in accounts receivable of $2.4 million, an increase in advances to suppliers of $1.3 million, and an increase in inventory of $1.0 million, partially offset by a decrease in income taxes receivable of $3.6 million.

The decrease in accounts payable, accrued expenses and other liabilities is primarily related to the timing of payments in October 2023. The increase in other assets as of October 31, 2023, when compared to the prior year period, is primarily due to an increase in Mexican IVA taxes receivable. The decrease in payable to growers is mostly due to lower sales volumes of avocados in the month of October 2023 compared to October 2022. The increase in our prepaid and other current assets is primarily due to a temporary deposit for collateral in connection with our workers compensation policies while we were in the process of obtaining a letter of credit. The increase in our accounts receivable is due to an increase in sales for the month of October 2023 compared to October 2022. The increase in advances to suppliers is mainly due to an increase in preseason advances paid to our consignment growers at the start of the tomato season. The increase in our inventory as of October 31, 2023, when compared to the prior year period, is primarily due to higher inventory of Mexican avocados. The decrease in income taxes receivable is due to a combination of discrete tax items and income tax refunds in fiscal 2023.

Cash used by investing activities was $10.7 million for fiscal year 2023. Cash provided by investing activities was $8.0 million for fiscal year 2022. Cash used in investing activities was $9.6 million for fiscal year 2021. Fiscal year 2023 cash flows used by investing activities includes the purchases of property, plant and equipment of $10.7 million.

Cash provided by financing activities was $24.9 million for fiscal year 2023. Cash used in financing activities was $57.8 million and $5.2 million for fiscal years 2022 and 2021. Cash sourced during fiscal year 2023 primarily relates to the net source from our credit facilities totaling $33.8 million (net of repayment of Calavo’s previous Revolving Credit Facility with Bank of America, N.A. (the “Existing Credit Facility”) of $34.9 million), and the receipt of $4.1 million from our Term Loan with Wells Fargo, partially offset by $10.4 million of dividend payments, proceeds from payments on long-term obligations of $1.9 million, debt issuance costs of $0.7 million, and the payment of minimum withholding taxes on net share settlement of equity awards of $0.1 million.

Our principal sources of liquidity are cash generated from operations and amounts available for borrowing under our Credit Facility. Restricted cash, cash and cash equivalents as of October 31, 2023 and 2022 totaled $2.9 million and $3.1 million, respectively. Our working capital at October 31, 2023 was $51.6 million, compared to $23.7 million at October 31, 2022.

As discussed in the Overview section above, we and certain of our subsidiaries have entered into non-binding, exclusive negotiations regarding the potential sale of all of the assets used in our Fresh Cut business and certain related real property for approximately $100.0 million, subject to certain adjustments that may be included in a binding agreement. The Proposed Transaction is expected to close in the second quarter of fiscal year 2024. If completed, we expect to use the net proceeds from the Proposed Transaction primarily for the reduction of debt and return of cash to shareholders.

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

On June 26, 2023, Calavo and certain subsidiaries entered into a Credit Agreement by and among, Calavo, certain subsidiaries of Calavo as guarantors, and Wells Fargo Bank, National Association, as agent and lender. The Credit Agreement provides for a revolving credit facility of up to $90.0 million, along with a capex credit facility of up to $10.0 million.

The initial proceeds of the Revolving Loans were used to repay all outstanding amounts under Calavo’s previous revolving credit facility with Bank of America, N.A. and to pay related transaction fees and expenses, and following the Closing Date may be used for working capital and other general corporate purposes.  For a period of one year following the Closing Date, Calavo may utilize the proceeds of the Term Loan to pay a certain percentage of the costs of certain equipment purchased by Calavo.

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

As of October 31, 2023, we were in compliance with the financial covenants. As of October 31, 2023, approximately $40.0 million was available for borrowing, based on our borrowing base calculation discussed above.

The weighted-average interest rate under the New Credit Facility was 7.1% at October 31, 2023.  Under the Credit Facility, we had $35.0 million and $4.1 million outstanding related to the Revolving Loans and Term Loan, respectively, as of October 31, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facilities with financial institutions, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of October 31, 2023.

(All amounts in thousands)	Expected maturity date October 31,
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Assets
Restricted cash, cash and cash equivalents (1)	$2,852	$—	$—	$—	$—	$—	$2,852	$2,852
Accounts receivable (1)	61,376	—	—	—	—	—	61,376	61,376
Advances to suppliers (1)	14,684	—	—	—	—	—	14,684	14,684

Liabilities
Payable to growers (1)	$14,788	$—	$—	$—	$—	$—	$14,788	$14,788
Accounts payable (1)	15,537	—	—	—	—	—	15,537	15,537
Borrowings pursuant to credit facilities (1)	—	—	—	—	35,024	—	35,024	35,024
Term loan (1)	647	692	692	692	1,340	—	4,063	4,063

(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, accounts payable, and current borrowings pursuant to credit facilities approximate their fair value due to the short maturity of these financial instruments.

We were not a party to any derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy foreign cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Management does, however, evaluate this opportunity from time to time. Total foreign current translation gains for fiscal years 2023 and 2021, net of losses, were $1.2 million and $0.9 million, respectively. Total foreign currency translation losses for fiscal year 2022, net of gains, were $1.0 million.

Item 8. Financial Statements and Supplementary Data

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$2,091	$2,060
Restricted cash	761	1,074
Accounts receivable, net of allowances of $5,245 (2023) and $4,199 (2022)	61,376	59,016
Inventories	39,430	38,830
Prepaid expenses and other current assets	13,934	8,868
Advances to suppliers	14,684	12,430
Income taxes receivable	1,094	3,396
Total current assets	133,370	125,674
Property, plant, and equipment, net	112,729	113,310
Operating lease right-of-use assets	48,033	54,518
Investments in unconsolidated entities	2,902	3,782
Deferred income tax assets	3,010	5,433
Goodwill	28,653	28,653
Intangibles, net	5,698	7,206
Other assets	52,459	47,170
	$386,854	$385,746
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$14,788	$20,223
Trade accounts payable	15,537	10,436
Accrued expenses	31,108	51,795
Other current liabilities	11,000	11,000
Current portion of term loan	647	—
Current portion of operating leases	7,062	6,925
Current portion of long-term obligations and finance leases	1,604	1,574
Total current liabilities	81,746	101,953
Long-term liabilities:
Borrowings pursuant to line of credit, long-term	35,024	1,200
Long-term portion of term loan	3,416	—
Long-term portion of operating leases	45,393	52,140
Long-term portion of obligations and finance leases	5,647	4,447
Deferred income tax liabilities	746	—
Other long-term liabilities	4,653	2,635
Total long-term liabilities	94,879	60,422
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,761 (2023) and 17,732 (2022) shares issued and outstanding)	18	18
Additional paid-in capital	176,481	171,223
Noncontrolling interest	1,392	1,015
Retained earnings	32,338	51,115
Total shareholders' equity	210,229	223,371
	$386,854	$385,746

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended October 31,

	2023	2022	2021

Net sales	$971,948	$1,191,073	$1,055,830
Cost of sales	901,992	1,117,228	998,405
Gross profit	69,956	73,845	57,425
Selling, general and administrative	66,400	65,482	56,463
Expenses related to Mexican tax matters	3,128	1,417	1,797
Impairment and charges related to Florida facility closure	—	959	9,162
Operating income	428	5,987	(9,997)
Interest income	605	500	335
Interest expense	(2,495)	(1,686)	(798)
Other income, net	316	1,017	1,016
Recovery on reserve for FreshRealm note receivable and impairment of investment	—	—	6,130
Unrealized net income (loss) on Limoneira shares	—	(8,605)	3,858
Income (loss) before income taxes and loss from unconsolidated entities	(1,146)	(2,787)	544
Income tax expense	(5,942)	(3,251)	(10,747)
Net loss from unconsolidated entities	(879)	(564)	(1,719)
Net loss	(7,967)	(6,602)	(11,922)
Add: Net loss (income) attributable to noncontrolling interest	(377)	353	104
Net loss attributable to Calavo Growers, Inc.	$(8,344)	$(6,249)	$(11,818)

Calavo Growers, Inc.’s net loss per share:
Basic	$(0.47)	$(0.35)	$(0.67)
Diluted	$(0.47)	$(0.35)	$(0.67)

Number of shares used in per share computation:
Basic	17,750	17,663	17,621
Diluted	17,750	17,663	17,621

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2020	17,661	18	165,000	89,512	1,472	256,002
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	25	—	(817)	—	—	(817)
Stock-based compensation	—	—	3,950	—	—	3,950
Dividend declared to shareholders ($1.15 per share)	—	—	—	(20,330)	—	(20,330)
Avocados de Jalisco noncontrolling interest	—	—	—	—	(104)	(104)
Net loss attributable to Calavo Growers, Inc	—	—	—	(11,818)	—	(11,818)
Balance, October 31, 2021	17,686	18	168,133	57,364	1,368	226,883
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	46	—	(49)	—	—	(49)
Stock-based compensation	—	—	3,139	—	—	3,139
Avocados de Jalisco noncontrolling interest	—	—	—	—	(353)	(353)
Net loss attributable to Calavo Growers, Inc.	—	—	—	(6,249)	—	(6,249)
Balance, October 31, 2022	17,732	18	171,223	51,115	1,015	223,371
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	29	—	48	—	—	48
Stock-based compensation	—	—	5,210	—	—	5,210
Dividends declared to shareholders ($0.4875 per share)	—	—	—	(10,433)	—	(10,433)
Avocados de Jalisco noncontrolling interest	—	—	—	—	377	377
Net loss attributable to Calavo Growers, Inc.	—	—	—	(8,344)	—	(8,344)
Balance, October 31, 2023	17,761	$18	$176,481	$32,338	$1,392	$210,229

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2023	2022	2021

Cash Flows from Operating Activities:
Net loss	$(7,967)	$(6,602)	$(11,922)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,282	16,589	17,571
Non-cash operating lease expense	38	20	83
Net loss from unconsolidated entities	879	564	1,719
Realized and unrealized net loss on Limoneira shares	—	8,605	(3,858)
Divesture of Calavo Salsa Lisa	624	—	—
Impairment and non-cash charges related to closure of Florida facility	—	317	9,748
Recovery from reserve for FreshRealm note receivable and impairment of investment	—	—	(6,130)
Provision for uncollectible Mexican IVA taxes receivable	2,474	—	—
Stock-based compensation expense	5,210	3,139	3,950
Gain on sale of Temecula packinghouse	(216)	(216)	(216)
Loss on disposal of property, plant, and equipment	40	186	(170)
Deferred income taxes	1,851	(117)	(2,526)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(2,360)	19,850	(15,024)
Inventories	(989)	1,837	412
Prepaid expenses and other current assets	(5,466)	(147)	3,567
Advances to suppliers	(1,326)	(4,677)	(1,632)
Income taxes receivable/payable	3,620	8,128	(933)
Other assets	(7,594)	(4,961)	(7,831)
Payable to growers	(5,435)	(2,809)	11,687
Trade accounts payable, accrued expenses and other liabilities	(15,131)	10,527	15,077
Net cash provided by (used in) operating activities	(14,466)	50,233	13,572
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(10,694)	(9,769)	(11,438)
Loan to Agricola Belher	—	—	(3,500)
Proceeds received from Limoneira stock sales	—	18,450	—
Proceeds received from FreshRealm Separation Agreement recovery	—	—	6,000
Proceeds received on repayment of infrastructure loan	—	—	900
Infrastructure advance to tomato growers	—	—	(1,326)
Net cash provided by (used in) investing activities	(10,694)	8,681	(9,364)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(10,433)	(20,330)	(20,343)
Proceeds from revolving credit facilities	256,912	267,200	334,850
Payments on revolving credit facilities	(223,089)	(303,700)	(317,700)
Payments of debt issuance cost	(693)	—	—
Payments of minimum withholding taxes on net share settlement of equity awards	—	(96)	(864)
Proceeds from term loan	4,063	—	—
Proceeds from sale leaseback	—	240	—
Payments on long-term obligations and finance leases	(1,930)	(1,996)	(1,398)
Proceeds from stock option exercises	48	47	47
Net cash provided (used in) by financing activities	24,878	(58,635)	(5,408)
Net increase (decrease) in cash, cash equivalents and restricted cash	(282)	279	(1,200)
Cash, cash equivalents and restricted cash, beginning of period	3,134	2,855	4,055
Cash, cash equivalents and restricted cash, end of period	$2,852	$3,134	$2,855
Supplemental Information:
Cash paid during the year for:
Interest	$2,492	$1,482	$687
Income taxes	$1,492	$2,601	$3,047

Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$2,814	$611	$1,430
Settlement of Agricola Belher infrastructure advance offset against payable to growers	$928	$1,060	$—
Property, plant, and equipment included in trade accounts payable and accrued expenses	$1,794	$160	$312

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the business

Business

Calavo Growers, Inc. (referred to in this report as “Calavo”, the “Company”, “we’, “us” or “our”), is a global leader in the avocado industry and a provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocado products, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers on a worldwide basis. We procure avocados from California, Mexico and other growing regions around the world. Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) create, process and package a portfolio of healthy fresh foods including fresh-cut fruit and vegetables, and prepared foods and (iii) process and package guacamole. We distribute our products both domestically and internationally and we report our operations in two different business segments: Grown and Prepared.

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the U.S.

Our consolidated financial statements include the accounts of Calavo Growers, Inc. and our wholly owned subsidiaries, Calavo de Mexico S.A. de C.V. (Calavo de Mexico), Calavo Growers de Mexico, S. de R.L. de C.V. ( Calavo Growers de Mexico), Maui Fresh International, Inc. (Maui), Hawaiian Sweet, Inc. (HS), CW Hawaii Pride, LLC (HP), Renaissance Food Group, LLC (RFG), and Avocados de Jalisco, S.A.P.I. de C.V. (Avocados de Jalisco), in which we have an 83% ownership interest. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to valuation allowances for valuation allowances for accounts, goodwill, grower advances, inventories, long-lived assets, valuation of and estimated useful lives of identifiable intangible assets, stock-based compensation, promotional allowances and income taxes. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

We consider all highly liquid financial instruments purchased with an original maturity date of three months or less to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

Restricted Cash

We have $0.8 million and $1.1 million in restricted cash at October 31, 2023 and 2022, respectively.

In connection with the New Credit Facility, we temporarily posted cash collateral to satisfy certain collateral requirements as we transitioned banks providing letters of credit related to our workers compensation policies. As of October 31, 2023, we recorded $0.8 million and $3.0 million as restricted cash and prepaid and other current assets, respectively, related to this transition.

In the prior year, we had restricted cash in our subsidiary Calavo de Mexico. This cash was restricted due to the 2013 tax assessment. In November 2022, this restriction was lifted.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of non-trade receivables, infrastructure advances and prepaid expenses. Non-trade receivables were $6.8 million and $4.8 million at October 31, 2023 and 2022, respectively.  Included in non-trade receivables are $2.7 million and $1.8 million related to the current portion of non-CDM Mexican IVA (i.e. value-added) taxes at October 31, 2023 and 2022 (See Note 14). Infrastructure advances are discussed below. Prepaid expenses totaling $4.8 million and $3.1 million at October 31, 2023 and 2022, respectively, are primarily for insurance, rent and other items.

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

The total allowance for estimated uncollectable accounts receivable balances and customer deductions were $5.2 million and $4.2 million as of October 31, 2023 and 2022, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed on a monthly weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs. Costs included in inventory primarily include the following: fruit, picking and hauling, overhead, labor, materials and freight.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are stated at cost and amortized over the lesser of their estimated useful lives or the term of the lease, using the straight-line method. Useful lives are as follows: buildings and improvements - 7 to 50 years; leasehold improvements - the lesser of the term of the lease or 7 years; equipment - 7 to 25 years; information systems hardware and software – 3 to 10 years. Significant repairs and maintenance that increase the value or extend the useful life of our fixed asset are capitalized. Ongoing maintenance and repairs are charged to expense.

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

In fiscal 2023 and 2022, the Company’s estimated fair value significantly exceeded its carrying value. The fair value of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded. The Company concluded based on its quantitative assessment that no goodwill impairment existed in the fiscal years ended October 31, 2023 and 2022. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units which includes forecasted cash flow. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.

Long-lived Assets

Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. For fiscal years 2023 and 2022, we performed our annual assessment of long-lived assets and determined that no impairment existed as of October 31, 2023 and 2022.

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

In December 2014, Calavo formed a wholly-owned subsidiary Calavo Growers De Mexico, S. de R.L. de C.V. (Calavo Sub).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de C.V., (Belo) a Mexican company owned by Agricola Belher, and Agricola Don Memo, S.A. de C.V. (Don Memo). Don Memo, a Mexican corporation formed in July 2013, is engaged in the business of owning and improving land in Jalisco, Mexico for the growing and sale of tomatoes and other produce. Belo and Calavo Sub have an equal one-half ownership interest in Don Memo. Pursuant to a management service agreement, Belo, through its officers and employees, shall have day-to-day power and authority to manage the operations. This investment contribution represent Calavo Sub’s 50% ownership in Don Memo, which is included in investment in unconsolidated entities on our balance sheet. We use the equity method to account for this investment. As of October 31, 2023 and 2022, we have an investment of $2.9 million and $3.8 million, respectively, in Don Memo.

Advances to Suppliers

We advance funds to third-party growers primarily in Mexico for various farming needs. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. We continuously evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance. No such allowance was required at October 31, 2023 and 2022.

Pursuant to our distribution agreement with Agricola Belher (Belher) of Mexico, a producer of fresh vegetables, primarily tomatoes, for export to the U.S. market, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our Company, primarily our Arizona facility. In exchange, we agreed to sell and distribute such tomatoes, make advances to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. These advances will be collected through settlements by the end of each year. As of October 31, 2023 and 2022, we have total advances of $5.4 million and $4.5 million, respectively, to Belher pursuant to this agreement, respectively, which are recorded in advances to suppliers.

Similar to Belher, we make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from such tomato sales to Don Memo, net of our commission and aforementioned advances. As of October 31, 2023 and 2022, we have total advances of $7.3 million and $7.0 million, respectively, to Don Memo, which is recorded in advances to suppliers, offset by tomato liabilities from the sales of tomatoes per the tomato marketing agreement.

We also have a distribution agreement with tomato grower Exportadora Silvalber (Silvalber). We made $2.8 million and $1.4 million in advances for operating purposes, similar to Belher and Don Memo, as of October 31, 2023 and 2022, respectively. Advances to suppliers are offset by tomato liabilities from the sales of tomatoes per the tomato marketing agreement.

Infrastructure Advances

Pursuant to our infrastructure agreements, we make advances to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned/controlled by Belher and Don Memo, as well as packing line equipment.

In October 2020, we entered into an infrastructure loan agreement with Don Memo for $2.4 million secured by Don Memo’s property and equipment. This infrastructure loan accrues interest at 7.25%. In October 2020, we advanced $0.7 million related to this loan agreement. We advanced an additional $0.7 million, and $0.6 million in the first, and second quarters of fiscal 2021, respectively. We have a total balance outstanding of $1.6 million at October 31, 2023 (included in other assets). We had a total balance outstanding of $1.6 million at October 31, 2022 ($0.4 million is included in prepaids and other current assets and $1.2 million is included in other assets).

In July 2021, we made a bridge loan of $3.5 million to Belher. This loan is secured by certain farmland in Mexico and accrues interest at 10%. In the first quarter of fiscal 2022, this loan was amended to be due with installments of $0.9 million on July 31, 2022, $0.9 million on July 31, 2023 and $1.7 million on July 31, 2024. As part of this amended loan agreement, we can withhold payments on both the infrastructure advances and the bridge loan through the netting the amount due against the grower payable due to Belher. For each the years ended October 31, 2023 and 2022, we withheld $0.9 million and $1.1 million, respectively, from payments to Belher to offset the bridge loan repayments. The remaining bridge loan has been recorded as $1.7 million in prepaid expenses and other current assets.

Accrued Expenses

Included in accrued expenses are liabilities related to the receipt of goods and/or services for which an invoice has not yet been received. These totaled approximately $14.5 million and $28.7 million for the years ended October 31, 2023 and 2022, respectively.

Leases

Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company makes a determination if an arrangement constitutes a lease at inception, and categorizes the lease as either an operating or finance lease.

Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. For finance leases, we recognize interest expense and amortization of the right-of-use asset, and for operating leases, we recognize lease expense on a straight-line basis over the lease term. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the consolidated statements of operations.

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

Sales Incentives and Other Promotional Programs

The Company routinely offers sales incentives and discounts through various regional and national programs to our customers and consumers. These programs include product discounts or allowances, product rebates, product returns, one-time or ongoing trade-promotion programs with customers and consumer coupon programs that require the Company to estimate the expected costs of such programs. The costs associated with these activities are accounted for as reductions to the transaction price of the Company’s products and are, therefore, recorded as reductions to gross sales at the time of sale. The Company bases its estimates of incentive costs on historical trend experience with similar programs, actual incentive terms per customer contractual obligations and expected levels of performance of trade promotions, utilizing customer and sales organization inputs. The Company maintains liabilities at the end of each period for the estimated incentive costs incurred but unpaid for these programs. Differences between estimated and actual incentive costs are generally not material and are recognized in earnings in the period such differences are determined. Reserves for product returns, accrued rebates and promotional accruals are included in the consolidated balance sheets as part of accounts receivable.

Principal vs. Agent Considerations

We frequently enter into consignment arrangements with avocado and tomato growers and packers located outside of the U.S. and growers of certain perishable products in the U.S. We evaluate whether the performance obligation is a promise to transfer services to the customer (as the principal) or to arrange for services to be provided by another party (as the agent) using a control model. This evaluation determined that the Company is in control of establishing the transaction price, managing all aspects of the shipments process and taking the risk of loss for delivery, collection, and returns. Based on the Company’s evaluation of the control model, it determined that all of the Company’s major businesses act as the principal rather than the agent within their revenue arrangements and such revenues are reported on a gross basis.

Customers

We sell to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesale customers. Our top ten customers accounted for approximately 66%, 59% and 58% of our consolidated net sales in fiscal years 2023, 2022 and 2021, respectively. Sales to our largest customer, Kroger (including its affiliates), represented approximately 17%, 15%, and 16% of net sales in each of fiscal years 2023, 2022, and 2021, respectively. Trader Joes, represented approximately 13% and 11% of net sales in fiscal years 2023 and 2022, respectively. Additionally, Wal-Mart (including its affiliates) represented approximately 9%, 10% and 11% of net sales in fiscal years 2023, 2022 and 2021, respectively. No other single customer accounted for more than 10% of our net sales in any of the last three fiscal years.

Shipping and Handling

We include shipping and handling fees billed to customers in net sales. Amounts incurred by us for freight are included in cost of goods sold.

Promotional Allowances

We provide for promotional allowances at the time of sale, based on our historical experience. Our estimates are generally based on evaluating the historical relationship between promotional allowances and gross sales. The derived percentage is then applied to the current period’s sales revenues in order to arrive at the appropriate debit to sales allowances for the period. The offsetting credit is made to an allowance on accounts receivable. When certain amounts of specific customer accounts are subsequently identified as promotional, they are written off against this allowance. Actual amounts may differ from these estimates and such differences are recognized as an adjustment to net sales in the period they are identified.

Consignment Arrangements

We frequently enter into consignment arrangements with avocado and tomato growers and packers located outside of the U.S. and growers of certain perishable products in the U.S. Although we generally do not take legal title to these avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. Amounts recorded for each of the fiscal years ended October 31, 2023, 2022 and 2021 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2023	2022	2021

Sales	$56,811	$59,748	$52,287
Cost of Sales	51,937	53,238	45,945
Gross Profit	$4,874	$6,510	$6,342

Advertising Expense

Advertising costs are expensed when incurred and are generally included as a component of selling, general and administrative expense. Such costs were approximately $0.4 million, $0.6 million and $0.4 million for fiscal years 2023, 2022, and 2021, respectively.

Research and Development

Research and development costs are expensed as incurred and are generally included as a component of selling, general and administrative expense. Total research and development costs for fiscal year 2023, 2022 and 2021 was approximately $0.1 million, $0.1 million and $0.3 million, respectively.

Restructuring Costs

For the year ended October 31, 2022, we recorded $2.8 million of consulting expenses (included in selling, general and administrative expenses) related to an enterprise-wide strategic business review conducted for the purpose of restructuring to improve the profitability of the organization and efficiency of our operations. We also recorded $5.5 million and $2.0 million for the years ended October 31, 2023 and 2022, respectively, of management recruiting and severance costs related to this restructuring initiative.

Other Income

Included in other income is dividend income totaling $0 million, $0.8 million, and $0.6 million for fiscal years 2023, 2022 and 2021, respectively. See Note 8 for related party disclosure related to other income.

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

Basic and diluted net loss per share is calculated as follows (U.S. dollars in thousands, except per share data):

	Year ended October 31,
	2023	2022	2021
Numerator:
Net loss attributable to Calavo Growers, Inc.	$(8,344)	$(6,249)	$(11,818)
Denominator:
Weighted average shares - Basic	17,750	17,663	17,621
Effect on dilutive securities – Restricted stock/units/options (1)	—	—	—
Weighted average shares - Diluted	17,750	17,663	17,621
Net loss per share attributable to Calavo Growers, Inc:
Basic	$(0.47)	$(0.35)	$(0.67)
Diluted	$(0.47)	$(0.35)	$(0.67)

(1)	For the year ended October 31, 2023, 2022 and 2021, approximately 104,000 shares, 82,000 shares, and 42,000 shares of common stock equivalents were excluded in the computation of diluted net loss per share, respectively, as the effect would be anti-dilutive since the Company reported a net loss.

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

For the years ended October 31, 2023, 2022 and 2021, we recognized compensation expense of $5.2 million, $3.1 million, and $4.0 million related to stock-based compensation, respectively (See Note 12). For our restricted stock awards, the value of the stock-based compensation was determined from quoted market prices at the date of the grant. For our stock option awards, we measure the fair value of our stock options awards using the Black-Scholes-Merton and lattice-based option valuation models.

Foreign Currency Translation and Remeasurement

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries is the United States (U.S.) dollar. As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements are included in income. Gains and losses resulting from foreign currency transactions are also recognized in income. Total foreign currency translation gains for fiscal 2023 and 2021, net of losses, was $1.8 million and $0.9 million, respectively. Total foreign currency translation losses for fiscal 2022, net of gains, was $1.0 million.

Fair Value of Financial Instruments

We believe that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets. Due to current market rates, we believe that our fixed-rate long-term obligations and finance leases have nearly the same fair value and carrying value of approximately $7.3 million and $6.0 million as of October 31, 2023 and 2022, respectively.

Derivative Financial Instruments

We were not a party to any material derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Noncontrolling Interest

The following tables reconcile shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Year ended	Year ended
Avocados de Jalisco noncontrolling interest	October 31, 2023	October 31, 2022

Noncontrolling interest, beginning	$1,015	$1,368
Net income (loss) attributable to noncontrolling interest of Avocados de Jalisco	377	(353)
Noncontrolling interest, ending	$1,392	$1,015

3. Inventories

Inventories consist of the following (in thousands):

	October 31,	October 31,
	2023	2022

Fresh fruit	$19,870	$16,938
Packing supplies and ingredients	9,438	14,176
Finished prepared foods	10,122	7,716
Total	$39,430	$38,830

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

4. Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2023	2022

Land	$11,008	$11,008
Buildings and improvements	46,627	45,733
Leasehold improvements	21,524	19,030
Equipment	127,876	121,441
Information systems - hardware and software	14,767	11,920
Construction in progress	6,846	8,307
	228,648	217,439
Less accumulated depreciation and amortization	(115,919)	(104,129)
	$112,729	$113,310

Depreciation expense was $13.8 million, $15.0 million and $14.5 million for fiscal years 2023, 2022, and 2021, respectively. Included in property, plant, and equipment are finance leases. Amortization of finance leases was $1.9 million, $1.8 million and $1.8 million for fiscal years 2023, 2022, and 2021, respectively.

5. Other Assets and Intangibles

Other assets consist of the following (in thousands):

	October 31,	October 31,
	2023	2022
Mexican IVA (i.e. value-added) taxes receivable, net (see Note 14)	$49,888	$43,625
Infrastructure advances (see Note 2)	1,641	1,241
Bridge loan to Agricola Belher (see Note 2)	—	1,700
Other	930	604
Total	$52,459	$47,170

The intangible assets consist of the following (in thousands):

		October 31, 2023			October 31, 2022
	Weighted-	Gross		Net	Gross		Net
	Average	Carrying	Accum.	Book	Carrying	Accum.	Book
	Useful Life	Value	Amortization	Value	Value	Amortization	Value
Customer list/relationships	8 years	$17,100	$(12,517)	$4,583	$17,340	$(11,373)	$5,967
Trade names	8 years	3,949	(3,109)	840	4,060	(3,100)	960
Trade secrets/recipes	9 years	170	(170)	—	630	(626)	4
Brand name intangibles	indefinite	275	—	275	275	—	275
Intangibles, net		$21,494	$(15,796)	$5,698	$22,305	$(15,099)	$7,206

We recorded amortization expense of approximately $1.5 million, $1.6 million, and $1.6 million for fiscal years 2023, 2022, and 2021, respectively. We anticipate recording amortization expense of approximately $1.5 million for fiscal year 2024, $1.5 million for fiscal year 2025, $1.5 million for fiscal year 2026, and $0.9 million thereafter.

6. Revolving Credit Facilities

On June 26, 2023, Calavo and certain subsidiaries entered into a credit agreement (the “Credit Agreement”) by and among Calavo, certain subsidiaries of Calavo as guarantors, and Wells Fargo Bank, National Association, as agent and lender (“Agent”). The Credit Agreement provides for a revolving credit facility of up to $90.0 million (the “Revolving Loans”), along with a capex credit facility of up to $10.0 million (the “Term Loan”, and together with the Revolving Loans, the “New Credit Facility”).

The initial proceeds of $36.8 million on the Revolving Loans were used to fully repay the outstanding $34.9 million, balance under Calavo’s previous revolving credit facility with Bank of America, N.A. and to pay related transaction fees and expenses, and following the Closing Date (June 26, 2023) may be used for working capital and other general corporate purposes.  For a period of one year following the Closing Date, Calavo may utilize the proceeds of the Term Loan to pay a certain percentage of the costs of certain equipment purchased by Calavo.

Borrowings of the Revolving Loans under the Credit Agreement are asset-based and are subject to a borrowing base calculation that includes a certain percentage of eligible accounts receivable, inventory and equipment of Calavo, less any reserves implemented by Agent in its permitted discretion; provided that the equipment based portion of such borrowing base calculation will reduce monthly following the Closing Date.

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

As of October 31, 2023, we were in compliance with the financial covenants, and we expect to remain in compliance for the next 12-months from our issuance date. As of October 31, 2023, approximately $40.0 million was available for borrowing, based on our borrowing base calculation discussed above.

The weighted-average interest rate under the Credit Facility was 7.1% at October 31, 2023.  Under the New Credit Facility, we had $35.0 million and $4.1 million outstanding related to the Revolving Loans and Term Loan, respectively, as of October 31, 2023. The future principal payments related to the Term Loan is approximately $0.6 million for fiscal year 2024, $0.7 million for fiscal year 2025, $0.7 million for fiscal year 2026, $0.7 million for fiscal year 2027, and $1.4 million for fiscal year 2028.

In connection with the New Credit Facility, we temporarily posted cash collateral to satisfy certain collateral requirements as we transitioned banks providing letters of credit related to our workers compensation policies. As of October 31, 2023, we have recorded $0.8 million and $3.0 million as restricted cash and prepaid and other current assets, respectively, related to this transition.

The weighted-average interest rate under our previous credit facility with Bank of America was 4.9% at October 31, 2022.  Under this credit facility, we had $1.2 million outstanding as of October 31, 2022, and had standby letters-of-credit of $3.2 million as of October 31, 2022.

7. Commitments and Contingencies

Commitments and guarantees

We lease facilities and certain equipment under non-cancelable leases expiring at various dates through 2031. We are committed to make minimum cash payments under these agreements as of October 31, 2022. See Note 15 for additional details on the type of lease agreements.

We indemnify our directors and have the power to indemnify each of our officers, employees and other agents, to the maximum extent permitted by applicable law. No amounts have been accrued in the accompanying financial statements related to these indemnifications.

Compliance matters

On January 16, 2024, the Company announced that its internal audit process had identified to the Audit Committee of the Board of Directors certain matters that the Board of Directors determined after fiscal year end merited enhanced evaluation. A Special Committee of the Board of Directors (the “Special Committee”) was established to commence an investigation, with the assistance of external legal counsel and external forensic accountants. The Special Committee determined that certain of those matters related to the Company’s operations in Mexico raised potential issues under the Foreign Corrupt Practices Act (“FCPA”). The Company has voluntarily disclosed this ongoing internal investigation to the SEC and the Department of Justice ("DOJ"), and the Company intends to fully cooperate with the SEC and the DOJ in connection with these matters. Any determination that the Company’s operations or activities were not in compliance with laws, including the FCPA, could result in the imposition of material fines and penalties and the imposition of equitable remedies. The Company cannot currently predict the timing of completion or the outcome of its internal investigation or of any actions that may be taken by the SEC, the DOJ or Mexican authorities in connection with the matters under investigation, and the Company cannot currently estimate the amount or range of loss or potential impact on its consolidated financial statements associated with these matters.

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

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approximately $143.8 million USD at October 31, 2023) related to income tax, flat rate business tax, and value added tax, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of October 31, 2023 to the amount of $3 billion Mexican pesos (approximately $166.0 million USD).  Additionally, the tax authorities have determined that we owe our employees profit-sharing liability, totaling approximately $118 million Mexican pesos (approximately $6.5 million USD at October 31, 2023). In August 2018, we filed an Administrative Appeal on the 2013 Assessment, appealing our case to the SAT’s central legal department in Michoacan.

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

On September 22, 2021, we had an initial in-person meeting with the SAT in Mexico City to formally present and discuss the Reconsideration. The SAT agreed to review our Reconsideration in more detail; however, on January 3, 2022, the SAT formally rejected our request for the Reconsideration. In response to this rejection, on January 21, 2022, we filed a capital suit (the “Injunction Suit”) with a federal district court seeking to nullify the arguments against the Reconsideration made by the SAT on constitutional grounds.

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

On August 16, 2023, we received notice that the federal district court rejected the Injunction Suite. In so doing, the federal district court did not rule on the substance of the case, stating that the substance of the cse will be resolved by the Tax Court through the Annulment Suit. The Company filed an appeal with the federal circuit court on August 30, 2023.

On March 10, 2022, we met with the SAT and offered an Administrative Guaranty (Embargo en Via Administrativa) to secure the 2013 Assessment, which provides the SAT with certain administrative rights to CDM assets in the event we do not prevail in our actions through the Federal Tax Court.

On October 10, 2022, the Tax Court ruled in favor of CDM granting the definitive suspension, accepting the Administrative Guaranty and forcing the SAT to remove all liens placed on CDM fixed assets and bank accounts. These liens were removed in November 2022. The Court also recognized that the $3.1 billion pesos assessment exceeds the economic capacity of CDM.

On October 13, 2023, the company filed an extension of the Annulment Suit filed on August 20, 2021, as a result of the response to the lawsuit filed by the Tax Authority, pointing out that Tax Authority’s resolution is unlawful due to improper substantiation and motivation, because of the following:

• The QR Code does not allow the company to verify the veracity of the document,

• The notification of the tax assessment was not sent to the phone number indicated by the company, when the Tax Authority was obliged to do so, among others.

On November 14, 2023, the Tax Court notified the admission of the extension of the lawsuit was filed.

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Annulment Suit in the Tax Court, we also believe that it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT to agree to reach a settlement. In accordance with our cumulative probability analysis on uncertain tax positions, our settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we recorded a provision of $11 million in the third quarter of fiscal 2021, as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We believe that this provision remains appropriate as of October 31, 2023 based on our cumulative probability analysis. We incurred $2.4 million of related professional fees for the year ended October 31, 2023, which have been recorded in Expenses related to Mexican Tax matters on the consolidated statements of operations.

Litigation

From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements.

8. Related-Party Transactions

Board of Directors and Chief Executive Officer

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter with other growers. During the years ended October 31, 2023, 2022, and 2021, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $2.7 million, $7.5 million and $17.8 million, respectively. We did not have any amounts due to Board members as of October 31, 2023 and 2022. For the year ended October 31, 2023, we have purchased $3.1 million of avocados from entities affiliated with our Chief Executive Officer.

Agricola Don Memo, S.A. de C.V. (“Don Memo”)

In December 2014, Calavo formed a wholly-owned subsidiary, Calavo Growers De Mexico, S. de R.L. de C.V. (Calavo Sub).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Belo, a Mexican company owned by Agricola Belher, and formed Agricola Don Memo, S.A. de C.V. Belo and Calavo Sub have an equal one-half ownership interest in Don Memo in exchange for $2 million each. Pursuant to a management service agreement, Belo, through its officers and employees, has day-to-day power and authority to manage the operations. Therefore, Don Memo is accounted for on the equity method as an unconsolidated entity. Belo is entitled to a management fee payable annually in July of each year. Additionally, Calavo Sub is entitled to commission for the sale of produce in Mexico, the U.S., Canada, and any other overseas market.

As of October 31, 2023, 2022 and 2021, we have an investment of $2.9 million, $3.8 million and $4.3 million, respectively, representing Calavo Sub’s 50% ownership in Don Memo, which is included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. For the year ended October 31, 2022, we advanced an additional $2.8 million of preseason advances to Don Memo. As of October 31, 2023, 2022 and 2021, we had outstanding advances of $7.3 million, $7.0 million and $4.2 million, respectively, to Don Memo. As of October 31, 2023, 2022 and 2021, we had a tomato liability of $1.5 million, $1.9 million and $3.0 million, respectively, to Don Memo. During the year ended October 31, 2023, 2022 and 2021 we purchased $15.8 million, $13.7 million and $14.7 million, respectively, of tomatoes from Don Memo pursuant to our consignment agreement.

In October 2020, we entered into an infrastructure loan agreement with Don Memo for up to $2.4 million secured by certain property and equipment of Don Memo. This infrastructure loan accrues interest at 7.25%. The total outstanding balance related to this infrastructure loan agreement at October 31, 2023 was $1.6 million (included in other assets). The total outstanding balance related to this infrastructure loan agreement at October 31, 2022 was $1.6 million ($0.4 million is included in prepaids and other current assets and $1.2 million in other assets).

Belher

We make advances to Belher for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. We had grower advances due from Belher of $5.4 million, $4.5 million and $4.5 million as of October 31, 2023, 2022 and 2021, respectively.

In August 2018, we entered into an amended infrastructure agreement with Belher and advanced $3.0 million. This amount was to be paid back annually at $0.6 million through June 2023, and accrue interest of LIBOR plus 10%. In August 2020, we amended this agreement to lower the interest rate to 7.25% and change the repayment terms to two years ($0.9 million per year). This infrastructure advance was paid in full during fiscal 2022, through the netting against the grower payable to Belher (see below).

In July 2021, we made a bridge loan of $3.5 million to Belher. This loan is secured by certain farmland in Mexico and accrues interest at 10%. In the first quarter of fiscal 2022, this loan was amended to be due with installments of $0.9 million on July 31, 2022, $0.9 million on July 31, 2023 and $1.7 million on July 31, 2024. As part of this amended loan agreement, we can withhold payments on both the infrastructure advances and the bridge loan through the netting against the grower payable due to Belher. For the years ended October 31, 2023 and 2022, we withheld $0.9 million and $1.1 million, respectively, from payments to Belher to offset the bridge loan repayments. As of October 31, 2023, the balance of the bridge loan has been recorded as $1.7 million in prepaid expenses and other current assets. As of October 31, 2022, the balance of the bridge loan has been recorded as $0.9 million in prepaid expenses and other current assets and $1.7 million in other assets. During the year ended October 31, 2023, 2022 and 2021, we purchased $16.2 million, $19.4 million, and $16.3 million, respectively, of tomatoes from Belher pursuant to our consignment agreement.

Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”)

In August 2015, we entered into a Shareholder’s Agreement with various partners to form Avocados de Jalisco, which is a Mexican corporation engaged in procuring, packing, and selling avocados. This entity is approximately 83% owned by Calavo and is consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico and such packinghouse began operations in June of 2017. As of October 31, 2023 and 2022, we have made an insignificant amount of preseason advances to various partners of Avocados de Jalisco. During the year ended October 31, 2023, 2022 and 2021, we purchased approximately $8.1 million, $7.0 million and $13.0 million, respectively, of avocados from the partners of Avocados de Jalisco.

9. Income Taxes

The income tax provision consists of the following for the years ended October 31, (in thousands):

	2023	2022	2021

Current:
Federal	$(387)	$2,012	$(3,449)
State	280	147	323
Foreign	1,143	1,209	16,703
Total current	1,036	3,368	13,577

Deferred:
Federal	(468)	(162)	790
State	(337)	746	(343)
Foreign	2,656	(701)	(3,934)
Total deferred	1,851	(117)	(3,487)
Change in valuation allowance	3,055	—	657
Total income tax provision	$5,942	$3,251	$10,747

The following table presents domestic and foreign components of loss before income taxes for the years ended October 31, (in thousands):

	2023	2022	2021
Domestic	$(8,741)	$(1,411)	$(4,959)
Foreign	6,716	(1,940)	3,784
Income (loss) before taxes	$(2,025)	$(3,351)	$(1,175)

The above loss before taxes includes the net loss from unconsolidated entites of $0.9 million and $0.6 million for the years ended October 31, 2023 and 2022, which is recorded in foreign operations, respectively. Additionally, for fiscal 2022, we received income tax refunds of $6.7 million.

At October 31, 2023 and 2022, gross deferred tax assets totaled approximately $25.8 million and $23.5 million, while gross deferred tax liabilities totaled approximately $18.7 million and $16.2 million, respectively. Deferred income taxes reflect the net of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

Significant components of our deferred tax assets (liabilities) as of October 31, are as follows (in thousands):

	2023	2022

Intangible assets	$941	$2,828
Stock-based compensation	316	715
State taxes	7	6
Allowance for accounts receivable	1,276	936
Inventories	591	442
Accrued liabilities	2,238	1,143
Operating lease liabilities	14,444	14,861
Net operating loss	4,109	549
Capital loss carryover	806	804
Credits and incentives	1,099	1,194
Total deferred income tax assets	25,827	23,478

Property, plant, and equipment	(6,340)	(2,002)
Operating lease - right of use assets	(12,111)	(13,723)
Other	(227)	(490)
Total deferred income tax liabilities	(18,678)	(16,215)
Valuation allowance	(4,885)	(1,830)
Net deferred income tax assets	$2,264	$5,433

The Company’s net deferred income tax assets as presented in the consolidated balance sheets consists of the following items as of October 31, (in thousands):

	Year Ended October 31,
	2023	2022
Deferred income tax assets	$3,010	$5,433
Deferred income tax liabilities	(746)	—
Net deferred income tax assets	$2,264	$5,433

As of October 31, 2023, the Company had a federal net operating loss carryforward of $6.6 million. As of October 31, 2023 and 2022, the Company has gross state net operating loss carryforwards of approximately $13.4 million and $9.1 million, respectively, with carryforward periods primarily ranging from 20 years to indefinite.

The Company’s domestic operations has incurred a cumulative operating loss for the last three years. During the fourth quarter of the year ended October 31, 2023, based on this evaluation, and after considering future reversals of existing taxable temporary differences, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets. As of October 31, 2023 and 2022, there is a valuation allowance of $4.9 million and $1.8 million, respectively, against the deferred tax assets that are more likely not to be realized. During the year ended October 31, 2023 and 2022, the Company increased the valuation allowance against deferred income tax assets by $3.1 million and $0.6 million, respectively.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income (loss) for the years ended October 31, is as follows:

	2023	2022	2021

Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal effects	0.9	(1.3)	11.6
Rate differential on NOL carryback	—	—	125.8
Foreign tax rate differential	(29.8)	5.2	16.1
Uncertain tax positions	—	5.1	(1,059.9)
Stock based compensation	(26.3)	(6.1)	(16.7)
Provision to return	(12.3)	(59.9)	39.2
US tax on foreign income, net	(15.8)	—	—
State rate change	0.9	(2.5)	9.2
Valuation allowance	(150.7)	(24.2)	(44.1)
Limits on executive compensation	(21.6)	—	—
Other permanent differences	(19.1)	(33.8)	—
Other	(40.6)	(0.5)	(15.5)
	(293.4)%	(97.0)%	(913.3)%

As of October 31, 2023, and 2022, we had $11.1 million for unrecognized tax benefits related primarily to the probable outcomes of the 2013 Mexico Assessment. See Note 7 for further information.

A reconciliation of the beginning and ending amount of gross unrecognized taxes (exclusive of interest and penalties) was as follows (in thousands):

	Year Ended October 31,
	2023	2022
Beginning balance	$11,131	$11,303
Reductions based on tax positions related to prior periods	—	(172)
Gross increase - Tax positions in prior periods	—	—
Gross increase - Tax positions in current period	—	—
Ending balance	$11,131	$11,131

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statutes of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. The Company accounts for income taxes regarding uncertain tax positions and recognized interest and penalties related to uncertain tax positions in income tax benefit/(expense) in the consolidated statements of operations. Total accrued interest and penalties recorded on the consolidated balance sheet were zero because the company prepaid the disputed amount. See Note 7 for additional details.

We are subject to U.S. federal income tax as well as income of multiple state tax and foreign tax jurisdictions. We are no longer subject to U.S. income tax examinations for the fiscal years prior to October 31, 2020, and are no longer subject to state income tax examinations for fiscal years prior to October 31, 2019.

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

10. Segment Information

Calavo operates in two segments, Grown and Prepared. The Grown segment consists of fresh avocados, tomatoes and papayas. The Prepared segment comprises all other products including fresh-cut fruits and vegetables, ready-to-eat sandwiches, wraps, salads and snacks, and guacamole sold at retail and food service as well as avocado pulp sold to foodservice.

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

The following table sets forth sales, cost of sales, and gross profit by segment (in thousands)

			Intersegment
	Grown	Prepared	Elimins.	Total

	(All amounts are presented in thousands)
Year ended October 31, 2023
Net sales	$529,025	$444,552	$(1,629)	$971,948
Cost of sales	476,862	426,759	(1,629)	901,992
Gross profit	$52,163	$17,793	$—	$69,956

Year ended October 31, 2022
Net sales	$700,270	$492,868	$(2,065)	$1,191,073
Cost of sales	650,105	469,188	(2,065)	1,117,228
Gross profit	$50,165	$23,680	$—	$73,845

For fiscal year 2023, 2022 and 2021, intersegment sales and cost of sales of $1.6 million, $2.1 million and $2.5 million, respectively, between Grown and Prepared were eliminated.

The following table sets forth sales by product category, by segment (in thousands):

	Year ended October 31, 2023			Year ended October 31, 2022

	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$466,385	$—	$466,385	$645,944	$—	$645,944
Tomatoes	56,298	—	56,298	47,288	—	47,288
Papayas	10,432	—	10,432	11,422	—	11,422
Other fresh income	100	—	100	123	—	123
Fresh-cut products	—	383,028	383,028	—	426,161	426,161
Guacamole	—	70,611	70,611	—	74,970	74,970
Salsa	—	796	796	—	1,860	1,860
Total gross sales	533,215	454,435	987,650	704,777	502,991	1,207,768
Less sales allowances	(4,190)	(9,883)	(14,073)	(4,507)	(10,123)	(14,630)
Less intersegment eliminations	(1,629)	—	(1,629)	(2,065)	—	(2,065)
Net sales	$527,396	$444,552	$971,948	$698,205	$492,868	$1,191,073

	Year ended October 31, 2022			Year ended October 31, 2021

	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$645,944	$—	$645,944	$536,969	$—	$536,969
Tomatoes	47,288	—	47,288	43,658	—	43,658
Papayas	11,422	—	11,422	10,884	—	10,884
Other fresh income	123	—	123	693	—	693
Fresh-cut products	—	426,161	426,161	—	403,017	403,017
Guacamole	—	74,970	74,970	—	75,681	75,681
Salsa	—	1,860	1,860	—	2,784	2,784
Total gross sales	704,777	502,991	1,207,768	592,204	481,482	1,073,686
Less sales allowances	(4,507)	(10,123)	(14,630)	(3,677)	(11,682)	(15,359)
Less intersegment eliminations	(2,065)	—	(2,065)	(2,497)	—	(2,497)
Net sales	$698,205	$492,868	$1,191,073	$586,030	$469,800	$1,055,830

Sales to customers outside the U.S. were approximately $34.6 million, $27.8 million and $34.8 million for fiscal years 2023, 2022, and 2021, respectively.

Prepared segment sales included sales to two customers who represented more than 10% of total consolidated revenues for fiscal 2023. Prepared segment sales included sales to one customer who represented more than 10% of total consolidated revenues for fiscal 2022 and 2021. Additionally, the Grown products segment had sales to one customer that represented more than 10% of total consolidated revenues for fiscal 2021.

Our goodwill balance of $28.7 million is attributed by segment to Grown for $4.0 million and Prepared for $24.7 million as of October 31, 2023 and 2022, respectively.

Long-lived assets attributed to geographic areas as of October 31, are as follows (in thousands):

	United States	Mexico	Consolidated
October 31, 2023	$77,791	$34,938	$112,729
October 31, 2022	$77,208	$36,102	$113,310

11. Long-Term Obligations

Long-term obligations at fiscal year ends consist of the following (in thousands):

	2023	2022
Finance leases	7,251	6,021
Less current portion	(1,604)	(1,574)
	$5,647	$4,447

See Note 15 for additional information.

12. Stock-Based Compensation

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

On December 1, 2022, our 10 directors were granted 3,478 restricted shares each (for a total of 34,780 shares). These shares have full voting rights and participate in dividends as if unrestricted. The closing share price of our stock on such grant date was $34.51. Two directors did not seek reelection in April of 2023, and, consequently, 1,678 shares for each director (for a total of 3,356 shares) vested and became unrestricted while 1,800 shares for each director (for a total of 3,600 shares) were forfeited. As of November 1, 2023, the remaining 27,824 shares vested and became unrestricted. The total recognized stock-based compensation expense for these grants was $1.1 million for the year ended October 31, 2023.

On March 7, 2023, our former CEO was terminated. As part of his Separation Agreement, the remaining 19,329 restricted shares that were granted as part of his original employment agreement were immediately vested. The total stock-based compensation expense recognized was $0.8 million for the year ended October 31, 2023.

The total recognized stock-based compensation expense for restricted stock awards was $2.3 million for each of the years ended October 31, 2023 and 2022. As of October 31, 2023, there was less than $0.1 million of unrecognized stock-based compensation costs related to non-vested RSAs, which the Company expects to recognize over a weighted-average period of 0.3 years.

A summary of restricted stock activity, related to our 2011 Plan and 2020 Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2022	67	$45.01
Granted	38	$34.13
Vested	(72)	$41.85
Forfeited	(4)	$37.85
Outstanding at October 31, 2023	29	$35.24	$747

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

On March 7, 2023, our former CEO was terminated. As part of his Separation Agreement, 7,421 RSUs and 13,687 PRSUs immediately vested. The accelerated stock-based compensation expense recognized was $0.5 million for the year ended October 31, 2023. With his termination, 8,574 PRSUs and 11,285 RSUs were forfeited. In June of 2023, two of our Senior Vice Presidents departed the Company and, pursuant to their employment agreements, 10,311 RSUs immediately vested. The accelerated stock-based compensation expense recognized was $0.3 million for the year ended October 31, 2023. With these departures 6,123 PRSUs and 6,123 RSUs were forfeited.

On November 1, 2023, each of our 8 directors were granted 4,929 RSUs each (for a total of 39,432 RSUs) at a price of $24.35 and will vest in one year.

The total recognized stock-based compensation expense for RSUs was $1.6 million and $0.7 million for the year ended October 31, 2023 and 2022, respectively. As of October 31, 2023, there was $1.2 million of unrecognized stock-based compensation costs related to non-vested RSUs, which the Company expects to recognize over a weighted-average period of 1.8 years.

A combined summary of RSU activity, related to our 2020 Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average	Aggregate
	Represented	Grant Price	Intrinsic Value
Outstanding at October 31, 2022	52	$39.17
Granted	68	$34.46
Vested	(32)	$39.25
Forfeited	(37)	$35.65
Outstanding at October 31, 2023	51	$35.36	$1,284

At the end of each reporting period, the Company will adjust compensation expense for the PRSUs based on its best estimate of attainment of the specified performance targets. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs that are expected to be earned will be recognized as an adjustment in the period of the adjustment. As of October 31, 2023, the Company determined that it was not probable that any of the PRSUs for the 2022 or 2023 three-year cumulative performance grant would vest. The Company recorded a net reversal of approximately $0.3 million of previously amortized stock-based compensation for the year months ended October 31, 2023, for all PRSUs. The total recognized stock-based compensation expense for PRSUs was $0.2 million and $0.1 million for the year ended October 31, 2023 and 2022, respectively.

The summary of PRSU activity, related to our 2020 Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average	Aggregate
	Represented	Grant Price	Intrinsic Value
Outstanding at October 31, 2022	31	$37.49
Granted	66	$34.51
Vested	(14)	$35.65
Forfeited	(33)	$35.35
Adjusted for performance factor	(50)	$35.22
Outstanding at October 31, 2023	—	$—	$—

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

The total recognized stock-based compensation expense for options was $1.3 million for the year ended October 31, 2023. As of October 31, 2023, there was $0.7 million of unrecognized stock-based compensation costs related to options, which the Company expects to recognize over a weighted-average period of 0.4 years.

A summary of stock option activity, related to our 2011 and 2020 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2022	27	$44.67
Exercised	(2)	$23.48
Granted	500	$24.39
Outstanding at October 31, 2023	525	$25.44	$475
Exercisable at October 31, 2023	17	$49.52	$—

13. Dividends

In November 2022, we announced that we would begin declaring and paying dividends quarterly rather than annually which had been our prior practice.

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

On September 1, 2023, our board of directors declared a cash dividend of $0.10 per share. This dividend was paid on October 11, 2023, to shareholders of record on September 27, 2023.

14. Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of October 31, 2023, and October 31, 2022, CDM IVA receivables totaled $49.9 million (913.6 million Mexican pesos) and $43.6 million (865.4 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2021, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors, and others, have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances, primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or legal means.

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

In April 2022, the Tax Court issued the ruling for the months of July, August and September 2015 through which it was declared that the following resolutions were resolved:

●	It is recognized that CDM operates as a maquila under the authorization of the Ministry of Finance.

●	It is recognized that all bank deposits corresponding to the purchase of avocados on behalf of Calavo Growers Inc. (CGI), are subject to the maquila program and it is not accruable income for purposes of income tax nor activities subject to VAT.

●	It is recognized that IVA is recoverable, since CDM demonstrated the existence of operations carried under the maquila services.

●	Resolved that certain IVA amounts attributed to the purchase of certain packing materials are not recoverable as CDM was not the buyer on record and therefore did not pay for the materials, which approximated $6.9 million pesos (approximately $0.4 million USD).

In January 2023, the Federal Tax Court issued a definitive resolution confirming the ruling from April 2022, ordering SAT to refund approximately $18 million pesos (approx. $1.1 million USD at October 31, 2023) and confirming that the $6.9 million pesos (approx. $0.4 million USD at October 31, 2023) related to packing materials will not be recoverable. For the year ended October 31, 2023, we recognized a reserve of $1.4 million USD for Mexican IVA tax receivables related to certain packing material vendors corresponding to the years 2013 and 2015. This reserve includes the amounts included in the January 2023 ruling as well as other similar receivables that are subject to proceedings in this same Federal Tax Court.

In June 2023, we received $2.8 million from the SAT related to Mexican IVA tax receivables corresponding to fiscal year 2013, which was consistent with the January 2023 definitive resolution. Of this amount, $1.7 million was interest and inflation related adjustments. This $1.7 million was netted with expenses related to Mexican tax matters on the statement of operations.

Various cases from IVA periods in April, June and August 2017 were issued negative resolutions and the deadline to challenge the resolutions has elapsed. The cases can still be pursued but must be re-initiated providing new evidence. Although the likelihood of success is still relatively high, the requirement to re-initiate has reduced the likelihood of recovery and therefore the Company has reserved $1.1 million as of October 2023.

We believe that our operations in Mexico are properly documented, and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding IVA amounts. With assistance from our internationally recognized tax advisory firm, as of October 31, 2023, CDM has filed Administrative Appeals for months for which IVA refunds have been denied by the SAT, and will continue filing such appeals for any months for which refunds are denied in the future. Therefore, it is probable that the Mexican tax authorities will ultimately authorize the refund of the remaining IVA amounts.

15. Leases

We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate.

We also lease certain property, plant and equipment, including office facilities, under operating leases. The lease term consists of the noncancellable period of the lease and the periods covered by options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company's lease agreements do not contain any residual value guarantees.

Lease Position

The following table presents the lease-related assets and liabilities recorded on the balance sheet as of October 31, 2023 and 2022 (in thousands):

		October 31,	October 31,
		2023	2022

Assets
Non-current assets:
Operating lease assets	Operating lease right-of-use assets	$48,033	$54,518
Finance lease assets	Property, plant and equipment, net	6,777	5,721
		$54,810	$60,239
Liabilities
Current liabilities:
Operating	Current portion of operating leases	$7,062	$6,925
Finance	Current portion of long-term obligations and finance leases	1,604	1,574
Long-term obligations
Operating	Long-term operating leases, less current portion	45,393	52,140
Finance	Long-term obligations and finance leases, less current portion	5,647	4,447
		$59,706	$65,086

Weighted-average remaining lease term:	Fiscal 2023	Fiscal 2022
Operating leases	8.2 years	9.3 years
Finance leases	6.5 years	6.9 years

Weighted-average discount rate:
Operating leases	3.10%	2.87%
Finance leases	4.83%	3.62%

Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases for the years ended October 31, 2023 and 2022 (in thousands):

	Year ended	Year ended
	October 31, 2023	October 31, 2022
Amortization of financing lease assets (recorded in cost of sales)	$1,913	$1,756
Operating lease cost	8,511	8,733
Short-term lease cost	2,476	2,483
Sublease income	—	(30)
Variable lease cost	198	133
Interest on financing lease liabilities	273	213
Total lease cost	$13,371	$13,288

Other Information

The following table presents supplemental cash flow information related to the leases for the years ended October 31, 2023 and 2022 (in thousands):

	Year ended	Year ended
Cash paid for amounts included in the measurement of lease liabilities	October 31, 2023	October 31, 2022
Operating cash flows for operating leases	$7,043	$7,012
Financing cash flows for finance leases	1,793	1,683
Operating cash flows for finance leases	262	213

The total right-of-use assets obtained in exchange for new operating leases for the years ended October 31, 2023 and 2022 were $0.7 million and $1.0 million, respectively.

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the first five years and total remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of October 31, 2023 (in thousands):

	Operating	Finance
	Leases	Leases
2024	$8,556	$1,909
2025	7,539	1,415
2026	7,058	1,137
2027	6,670	997
2028	6,501	748
Thereafter	23,204	2,235
Total lease payments	59,528	8,441
Less: imputed interest	7,073	1,190
Total lease liability	$52,455	$7,251

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Calavo Growers, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. and subsidiaries (the "Company") as of October 31, 2023 and 2022, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the three years in the period ended October 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Mexican IVA taxes receivable — Refer to Note 14 to the financial statements

Critical Audit Matter Description

As of October 31, 2023, the Company’s subsidiary, Calavo de Mexico (“CDM”), has a value-added taxes (IVA) receivable of $49.9 million due from the Mexican government. Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2023, there have been delays in the processing of the IVA claims by the Mexican tax authorities. The Mexican authorities informed the Company that CDM is not properly documented relative to its declared tax structure and therefore CDM cannot claim the refundable IVA balance. Mexican authorities also questioned refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations.

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

Uncertain Tax Positions Related to Mexico tax audits — Refer to Note 7 to the financial statements

Critical Audit Matter Description

The Company is under audit by the Mexican tax authorities relating to the Company’s 2013 fiscal year. The Mexican tax authorities have assessed the Company with an underpayment of tax amounts alleging improper deductions for intercompany funding, deductions for services from certain vendors/suppliers and IVA in the Company’s calculation of taxable income. The assessment, including the effect of inflation and penalties, amounted to $3 billion Mexican pesos (approximately $166.0 million USD) as of October 31, 2023. The Company has filed an administrative reconsideration, an appeal to its injunction suit and an annulment suit to dismiss the assessment made by the Mexican tax authorities. While the Company believes the assessment is completely without merit, and that the Company will prevail on the annulment suit in tax court, the Company believes it is in the best interest to settle the 2013 tax matter. Therefore, in accordance with a cumulative probability analysis, the Company concluded that a provision of $11 million remains appropriate as of October 31, 2023.

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

January 31, 2024

We have served as the Company’s auditor since 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2023. Our internal control over financial reporting as of October 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Calavo Growers, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Calavo Growers, Inc. and subsidiaries (the “Company”) as of October 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2023, of the Company and our report dated January 31, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Los Angeles, California
January 31, 2024

Item 9B. Other Information

Trading Plans

During the quarter ended October 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as definted in Item 408(a) of Regulation S-K).

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

Name	Age	Position
Lecil Cole	84	Chief Executive Officer
Shawn Munsell	48	Chief Financial Officer
Mike Browne	64	Vice President Executive Sales & Operations
Ronald Araiza	64	Vice President Executive Fresh Foods
Paul Harrison	46	Vice President Executive RFG Prepared

Lecil Cole served as our Chairman of the Board of Directors, Chief Executive Officer and President from 1999 until his retirement in 2020.  He retired as a director of the Company in 2021. In March 2023, the Company reinstated Mr. Cole as our Chief Executive Officer. Prior to joining Calavo, Mr. Cole served as an executive of Safeway Stores and as the Chairman of Central Coast Federal Land Bank.  Mr. Cole farms a total of approximately 4,400 acres in California on which avocados and cattle are produced and raised.

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

Mike Browne returned to Calavo June 2023 as the Vice President Executive Sales and Operations. He served as our Vice President from May 2005 to December 2019. From 1997 until joining us, Mr. Browne served as the founder and co-owner of Fresh Directions International, a closely held multinational fresh produce company, which marketed fresh avocados from Mexico, Chile, and the Dominican Republic. From December 2019 to September 2021, Mr. Browne was the Chief Operating Officer of Mission Produce.

Ronald Araiza returned to Calavo as our Vice President of Prepared Foods in June 2023 after a brief hiatus. He served as a Vice President of Calavo from January 2017 until October 2022. Mr. Araiza has approximately twenty years of experience as a Vice President at Mission Produce and Del Rey Avocado. Mr. Araiza is also a past alternate board member of the California Avocado Commission.

Paul Harrison was promoted to Executive Vice President in September 2023. Paul Harrison has been with the Company since February 2020 as Vice President of Operations. Before joining Calavo, Mr. Harrison was the Regional Vice President of Operations – West of Revolution Foods from October 2017 to February 2020. He previously served as Director of Operations at Fresh and Easy and the Director of Operations at True Fresh.

The following information is included in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after our fiscal year end of October 31, 2023 (the Proxy Statement) and is incorporated herein by reference:

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

The following consolidated financial statements as of October 31, 2023 and 2022 and for each of the three years in the period ended October 31, 2023 are included herewith:

Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity, Notes to Consolidated Financial Statements, and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (PCAOB ID No. 34).

(2) No financial statement schedules are required to be filed by Item 8 of Form 10-K.

(3)	Exhibits

See the “Exhibit Index” on pages 87 - 89 of this report.

(b)	Exhibits

See subsection (a) (3) above.

(c)	Financial Statement Schedules

See subsection (a) (1) and (2) above.

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

Exhibit Number	Description

2.1*

Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 333-59418 filed by the Registrant on April 24, 2001)

2.2*

Agreement and Plan of Merger dated as of November 7, 2003 among Calavo Growers, Inc., Calavo Acquisition Inc., Maui Fresh International, Inc. and Arthur J. Bruno, Robert J. Bruno and Javier J. Badillo. (incorporated by reference to Exhibit 2.2 to the Annual Report on Form 10-K filed by the Registrant on January 23, 2004)

2.3*

Stock Purchase Agreement dated as of June 1, 2005, between Limoneira Company and Calavo Growers, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on June 9, 2005)

2.4*

Acquisition Agreement between Calavo Growers, Inc., a California corporation and Lecil E. Cole, Eric Weinert, Suzanne Cole-Savard, Guy Cole, and Lecil E. Cole and Mary Jeanette Cole, acting jointly and severally as trustees of the Lecil E. and Mary Jeanette Cole Revocable Trust dated October 19, 1993, also known as the Lecil E. and Mary Jeanette Cole Revocable 1993 Trust dated May 19, 2008 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on May 29, 2008)

2.5*

Asset Purchase and Contribution Agreement between Calavo Growers, Inc., Calavo Salsa Lisa, LLC, Lisa’s Salsa Company and Elizabeth Nicholson and Eric Nicholson dated February 8, 2010 (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed by the Registrant on March 11, 2010)

2.6*

Amended and Restated Limited Liability Company Agreement for Calavo Salsa Lisa, LLC dated February 8, 2010 among Calavo Growers, Inc., Calavo Salsa Lisa LLC, Lisa’s Salsa Company, Elizabeth Nicholson and Eric Nicholson. (Portions of this agreement have been deleted and filed separately with the Securities and Exchange Commission Pursuant to a request for confidential treatment.) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on March 11, 2010)

2.7*

Agreement and Plan of Merger dated May 25, 2011 among Calavo Growers, Inc., CG Mergersub LLC, Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust[1] (Certain portions of the exhibit have been omitted based upon a request for confidential treatment filed by the Registrant with the Securities and Exchange Commission. The omitted portions of the exhibit have been separately filed by the Registrant with the Securities and Exchange Commission.) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed by the Registrant on January 10, 2012).

2.8*

Sale of LLC Interest Agreement dated October 31, 2012 between Calavo Growers, Inc. and San Rafael Distributing, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 6, 2012).

2.9*

Amendment No. 1 to Agreement and Plan of Merger, dated July 31, 2013, among Calavo Growers, Inc., Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth Catchot, Cut Fruit, LLC, James Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and RFG Nominee Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 4, 2013).

2.10*

Amended and Restated Limited Liability Company Agreement, dated August 16, 2013, by and among FreshRealm, LLC, a Delaware limited liability company, and the Members (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on September 9, 2013).

2.11*

Amendment No. 2 to Agreement and Plan of Merger, dated as of October 1, 2013, among Calavo Growers, Inc., Renaissance Food Group, LLC and Liberty Fresh Foods, LLC, Kenneth J. Catchot, Cut Fruit, LLC, James S. Catchot, James Gibson, Jose O. Castillo, Donald L. Johnson and the RFG Nominee Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 16, 2023).

3.1*	Articles of Incorporation of Calavo Growers, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-59418 filed by the Registrant on April 24, 2001).
3.2*

Amended and Restated Bylaws of Calavo Growers, Inc., effective as of September 25, 2014 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed by the Registrant on September 30, 2014).

4.1*

Description of the Securities of Calavo Growers, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Registrant on March 30, 2020).

10.1*	Form of Marketing Agreement for Calavo Growers, Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by the Registrant on January 28, 2003).
10.2*	Form of Notice of Restricted Stock Award (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on March 14, 2022).
10.3*	Form of Notice of Stock Option Award (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on March 14, 2022).
10.4*	2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.3(a) to the Registration Statement on Form S-8 filed by the Registrant on June 10, 2021).
10.5*

Form of Indemnification Agreement between with each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on September 1, 2022).

10.6*	Employment Agreement dated June 9, 2022 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on June 10, 2022).
10.7*

Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-59418 filed by the Registrant on April 24, 2001)

10.8*

Lease agreement dated as of February 15, 2005, between Limoneira Company and Calavo Growers, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on June 9, 2005)

10.9*	2011 Management Incentive Plan of Calavo Growers, Inc. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by the Registrant on January 14, 2011).

10.10*	Seventh Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 2, 2022).
10.11*	Severance and Release Agreement of Brian Kocher (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on June 6, 2023).
10.12*	Employment Agreement of Lecil E. Cole (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on June 6, 2023).
10.13*	Employment Agreement – Graciela Montgomery (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on June 6, 2023).
10.14*	Form of Restricted Stock Unit Award Grant Notice (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on June 6, 2023).
10.15*

Credit Agreement, dated June 26, 2023, by and among the Company, certain of its subsidiaries as guarantors and Wells Fargo Bank, National Association, as agent and lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 30, 2023).

21.1*	Subsidiaries of Calavo Growers, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-4 (File No. 333-59418 filed by the Registrant on April 24, 2001).
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32**	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
97.1	Calavo Growers, Inc. Clawback Policy
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed.
**

This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 31, 2024.

CALAVO GROWERS, INC

By:	/s/ Lecil Cole
Lecil Cole
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 31, 2024 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Lecil Cole	Chief Executive Officer
Lecil Cole	(Principal Executive Officer)

/s/ Shawn Munsell	Chief Financial Officer
Shawn Munsell	(Principal Financial and Accounting Officer)

/s/ Steven W. Hollister	Chairman of the Board of Directors
Steven W. Hollister

/s/ Marc L. Brown	Director
Marc L. Brown

/s/ Adriana Mendizabal	Director
Adriana Mendizabal

/s/ Michael A. DiGregorio	Director
Michael A. DiGregorio

/s/ James Helin	Director
James Helin

/s/ Farha Aslam	Director
Farha Aslam

/s/ J. Link Leavens	Director
J. Link Leavens

/s/ Kathleen M. Holmgren	Director
Kathleen M. Holmgren