Form 10-Q
period 2024-01-31
CALAVO GROWERS INC
filed 2024-03-11
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

or

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

Registrant's number of shares of common stock outstanding as of February 28, 2024 was 17,800,265

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

Risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements include, but are not limited to, the following: the ability of our management team to work together successfully; the impact of operational and restructuring initiatives on our business, results of operations, and financial condition, including uncertainty as to whether the desired effects will be achieved; and potential long-term adverse effects from reducing capital expenditures; the impact of weather on market prices and operational costs; seasonality of our business; sensitivity of our business to changes in market prices of avocados and other agricultural products and other raw materials including fuel, packaging and paper;  potential disruptions to our supply chain; risks associated with potential future acquisitions, including integration; potential exposure to data breaches and other cyber-attacks on our systems or those of our suppliers or customers; dependence on large customers; dependence on key personnel, and access to labor necessary for us to render services; susceptibility to wage inflation; potential for labor disputes; reliance on co-packers for a portion of our production needs; competitive pressures, including from foreign growers; risks of recalls and food-related injuries to our customers; changing consumer preferences; the impact of environmental regulations, including those related to climate change; risks associated with the environment and climate change, especially as they may affect our sources of supply; our ability to develop and transition new products and services and enhance existing products and services to meet customer needs; risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and restrictions as a result of trade protection measures such as import/export/customs duties, tariffs and/or quotas and currency fluctuations); risks associated with receivables from, loans to and/or equity investments in unconsolidated entities; volatility in the value of our common stock; the impact of macroeconomic trends and events; the resolution of pending investigations, legal claims and tax disputes, including an assessment imposed by the Mexican Tax Administrative Service (the “SAT”) and our defenses against collection activities commenced by the SAT; the ability of the parties to reach a binding agreement for the Proposed Transaction, the potential that the price, structure, form of consideration (for example, cash, promissory, equity) and other material terms may be materially different than currently expected, the continuing financial and operating performance of the Fresh Cut business during the negotiation process; the possible effect of the announcement of the sale of the Fresh Cut business on our customer, vendor and supplier relationships, operating results and business generally; and if the Company enters into a binding agreement for the Proposed Transaction, the occurrence of any event, change or other circumstance that prevents the completion of the sale of the Proposed Transaction, including the failure to satisfy all closing conditions that included in such binding agreement.

For a further discussion of these risks and uncertainties and other risks and uncertainties that we face, please see the risk factors described in our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2023 filed with the

Securities and Exchange Commission and any subsequent updates that may be contained in our Quarterly Reports on Form 10-Q (including this Quarterly Report on Form 10-Q) and other filings with the Securities and Exchange Commission. Forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	January 31,	October 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$5,658	$2,091
Restricted cash	—	761
Accounts receivable, net of allowances of $3,591 (2024) and $3,364 (2023)	35,158	33,897
Inventories	39,551	31,571
Prepaid expenses and other current assets	10,256	11,739
Advances to suppliers	13,409	14,684
Current assets held for sale	140,671	37,533
Income taxes receivable	894	1,094
Total current assets	245,597	133,370
Property, plant, and equipment, net	59,206	60,924
Operating lease right-of-use assets	17,507	18,357
Investments in unconsolidated entities	2,903	2,902
Deferred income tax assets	3,010	3,010
Goodwill	10,211	10,211
Non-current assets held for sale	—	105,424
Intangibles, net	275	275
Other assets	55,974	52,381
	$394,683	$386,854
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$21,964	$14,788
Trade accounts payable	4,916	5,097
Accrued expenses	20,582	15,809
Current liabilities held for sale	57,222	29,911
Other current liabilities	11,000	11,000
Current portion of term loan	792	647
Current portion of operating leases	3,585	3,663
Current portion of long-term obligations and finance leases	834	831
Total current liabilities	120,895	81,746
Long-term liabilities:
Borrowings pursuant to line of credit, long-term	41,677	35,024
Long-term liabilities held for sale	—	29,295
Long-term portion of term loan	3,213	3,416
Long-term portion of operating leases	16,488	17,328
Long-term portion of obligations and finance leases	4,478	4,645
Deferred income tax liabilities	746	746
Other long-term liabilities	4,653	4,425
Total long-term liabilities	71,255	94,879
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,800 (2024) and 17,761 (2023) shares issued and outstanding)	18	18
Additional paid-in capital	176,823	176,481
Noncontrolling interest	1,402	1,392
Retained earnings	24,290	32,338
Total shareholders' equity	202,533	210,229
	$394,683	$386,854

The accompanying notes are an integral part of these consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended
	January 31,
	2024	2023

Net sales	$127,606	$132,763
Cost of sales	115,138	119,678
Gross profit	12,468	13,085
Selling, general and administrative	13,463	11,642
Expenses related to Mexican tax matters	383	2,048
Operating loss	(1,378)	(605)
Interest expense	(824)	(377)
Other income, net	200	340
Loss before income taxes and loss from unconsolidated entities	(2,002)	(642)
Income tax benefit (expense)	(573)	41
Net income from unconsolidated entities	1	156
Net loss from continuing operations	(2,574)	(445)
Net loss from discontinued operations (refer to Note 11)	(3,683)	(2,350)
Net loss	(6,257)	(2,795)
Add: Net income attributable to noncontrolling interest	(10)	(273)
Net loss attributable to Calavo Growers, Inc.	$(6,267)	$(3,068)

Calavo Growers, Inc.’s net loss per share:
Basic
Continuing Operations	$(0.15)	$(0.04)
Discontinued Operations	$(0.21)	$(0.13)
Net loss attributable to Calavo Growers, Inc	$(0.35)	$(0.17)

Diluted
Continuing Operations	$(0.15)	$(0.04)
Discontinued Operations	$(0.21)	$(0.13)
Net loss attributable to Calavo Growers, Inc	$(0.35)	$(0.17)

Number of shares used in per share computation:
Basic	17,799	17,673
Diluted	17,799	17,673

The accompanying notes are an integral part of these consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended January 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(6,257)	$(2,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,555	4,166
Non-cash operating lease expense	14	52
Net income from unconsolidated entities	(1)	(156)
Provision for uncollectible Mexican IVA taxes receivable	165	1,404
Stock-based compensation expense	941	1,253
Gain on sale of Temecula packinghouse	(54)	(54)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(1,645)	(3,217)
Inventories	(7,870)	(5,262)
Prepaid expenses and other current assets	1,313	(2,050)
Advances to suppliers	1,388	2,676
Income taxes receivable/payable	200	(721)
Other assets	(3,758)	(4,094)
Payable to growers	7,176	(4,104)
Trade accounts payable, accrued expenses and other liabilities	3,891	7,026
Net cash provided by (used in) operating activities	58	(5,876)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(1,030)	(5,185)
Net cash used in investing activities	(1,030)	(5,185)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(1,781)	(5,102)
Proceeds from revolving credit facilities	29,200	64,500
Payments on revolving credit facilities	(22,547)	(49,300)
Payments of minimum withholding taxes on net share settlement of equity awards	(599)	—
Payments on term loan	(58)	—
Payments on long-term obligations and finance leases	(437)	(422)
Proceeds from stock option exercises	—	48
Net cash provided by financing activities	3,778	9,724
Net increase (decrease) in cash, cash equivalents and restricted cash	2,806	(1,337)
Cash, cash equivalents and restricted cash, beginning of period	2,852	3,134
Cash, cash equivalents and restricted cash, end of period	$5,658	$1,797
Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$135	$1,097
Settlement of Agricola Belher infrastructure advance offset against payable to growers	$113	$—
Property, plant, and equipment included in trade accounts payable and accrued expenses	$1,583	$98

The accompanying notes are an integral part of these consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2023	17,761	$18	$176,481	$32,338	$1,392	$210,229
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	39	—	(599)	—	—	(599)
Stock-based compensation expense	—	—	941	—	—	941
Dividend declared to shareholders (0.10 per share)	—	—	—	(1,781)	—	(1,781)
Avocados de Jalisco noncontrolling interest	—	—	—	—	10	10
Net loss attributable to Calavo Growers, Inc.	—	—	—	(6,267)	—	(6,267)
Balance, January 31, 2024	17,800	$18	$176,823	$24,290	$1,402	$202,533

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2022	17,732	$18	$171,223	$51,115	$1,015	$223,371
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	11	—	48	—	—	48
Stock compensation expense	—	—	1,253	—	—	1,253
Dividend declared to shareholders (0.2875 per share)	—	—	—	(5,102)	—	(5,102)
Avocados de Jalisco noncontrolling interest	—	—	—	—	273	273
Net loss attributable to Calavo Growers, Inc.	—	—	—	(3,068)	—	(3,068)
Balance, January 31, 2023	17,743	18	172,524	42,945	1,288	216,775

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of the business

Business

Calavo Growers, Inc. (referred to in this report as “Calavo”, the “Company”, “we”, “us” or “our”), is a global leader in the avocado industry and a provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers on a worldwide basis. We procure avocados from California, Mexico and other growing regions around the world. Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, (ii) create, process and package a portfolio of healthy fresh foods including fresh-cut fruit and vegetables, and prepared foods and (iii) process and package guacamole and salsa. We distribute our products both domestically and internationally and we report our operations in two different business segments: Grown and Prepared.

We and certain of our subsidiaries have entered into non-binding, exclusive negotiations regarding the potential sale of all of the assets used in our Fresh Cut business and certain related real property for approximately $100.0 million, subject to certain adjustments that may be included in a binding agreement. The Proposed Transaction is expected to close in the second quarter of fiscal 2024. The Fresh Cut business represents substantially all of the business of the Prepared segment other than the guacamole business, which would be retained following the Proposed Transaction.

In the first quarter of 2024, management has concluded that the Fresh Cut business meets the requirements to be classified as held for sale and discontinued operations. As a result, the financial results of that business are reported as discontinued operations in the accompanying statements of operations, and its assets and liabilities are reflected as amounts held for sale in the accompanying balance sheets. The Company's reporting segments have also been changed for the effects of the planned divestiture, as described in Note 2. For more information, see Note 11.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

Retrospective reclassifications have been made to prior period financial statements and disclosures to present the Fresh Cut business unit as discontinued operations (see Note 11, “Assets Held for Sale and Discontinued Operations”).

2. Information regarding our operations in different segments

Prior to the decision to divest our Fresh Cut business (formerly RFG), the Company’s Prepared reporting segment included the Fresh Cut business unit and our guacamole business. As a result of the planned divestiture, the Fresh Cut business unit is no longer included in our Prepared business segment, and is not included in the tables below. All segment information included herein reflects these changes. See Note 11 for further information.

We report our operations in two different business segments: Grown and Prepared. The Grown segment consists of fresh avocados, tomatoes and papayas. The Prepared segment comprises all our guacamole products sold at retail and food service as well as avocado pulp sold to foodservice. These two business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate. We do not allocate assets, or specifically identify them, to our operating segments. The sales data in the following tables is presented in thousands:

	Three months ended January 31, 2024			Three months ended January 31, 2023

	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$99,631	$—	$99,631	$102,621	$—	$102,621
Tomatoes	10,839	—	10,839	13,310	—	13,310
Papayas	3,082	—	3,082	3,327	—	3,327
Other fresh income	26	—	26	17	—	17
Guacamole	—	16,079	16,079	—	16,352	16,352
Salsa	—	—	—	—	446	446
Total gross sales	113,578	16,079	129,657	119,275	16,798	136,073
Less sales allowances	(552)	(1,499)	(2,051)	(1,527)	(1,783)	(3,310)
Net sales	$113,026	$14,580	$127,606	$117,748	$15,015	$132,763

	Grown	Prepared	Total

	(All amounts are presented in thousands)
Three months ended January 31, 2024
Net sales	$113,026	$14,580	$127,606
Cost of sales	104,888	10,250	115,138
Gross profit	$8,138	$4,330	$12,468

Three months ended January 31, 2023
Net sales	$117,748	$15,015	$132,763
Cost of sales	108,267	11,411	119,678
Gross profit	$9,481	$3,604	$13,085

For the three months ended January 31, 2024 and 2023, intercompany sales and cost of sales of $0.4 million and $0.3 million between Grown products and Prepared products were eliminated, respectively.

Sales to customers outside the U.S. were approximately $10.9 million and $7.6 million for the three months ended January 31, 2024 and 2023.

Our foreign operations in Mexico are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries in Mexico is the United States dollar (U.S. dollar). As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements and foreign currency transactions are recognized within cost of sales. We recognized foreign currency remeasurement gains in the current quarter. These gains were due primarily to certain long-term net peso receivables. Foreign currency remeasurement gains, net of losses, for the three months ended January 31, 2024 and 2023 were $1.7 million and $1.3 million respectively.

The net carrying value of long-lived assets attributed to geographic areas as of January 31, 2024 and October 31, 2023, are as follows (in thousands):

	United States	Mexico	Consolidated
January 31, 2024	$24,454	$34,752	$59,206
October 31, 2023	$25,986	$34,938	$60,924

3.	Inventories

Inventories consist of the following (in thousands):

	January 31,	October 31,
	2024	2023

Fresh fruit	$20,093	$14,815
Packing supplies and ingredients	7,573	7,908
Finished prepared foods	11,885	8,848
Total	$39,551	$31,571

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions. Inventory includes reserves of $0.5 million and $0.4 million in slow moving inventories as of January 31, 2024 and October 31, 2023.

4.	Related party transactions

Board of Directors

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. For the three months ended January 31, 2023, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.2 million. For the three months ended January 31, 2024, we did not procure any avocados from entities owned or controlled by members of our Board of Directors. We did not have any amounts payable to these Board members as of January 31, 2024 and October 31, 2023. For the three months ended January 31, 2024, we have procured less than $0.1 million of avocados from entities affiliated with our Chief Executive Officer.

Agricola Don Memo, S.A. de C.V. (“Don Memo”)

Calavo and Agricola Belher (“Belher”) each have an equal one-half ownership interest in Don Memo. Pursuant to a management service agreement, Belher, through its officers and employees, has day-to-day power and authority to manage the operations of Don Memo.

As of January 31, 2024, and October 31, 2023, we had an investment of $2.9 million, representing Calavo’s 50% ownership in Don Memo, which was included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. For the three months ended January 31, 2024 and 2023, we advanced $1.0 million and $0.9 million of preseason advances to Don Memo. As of January 31, 2024 and October 31, 2023, we had outstanding advances of $6.5 million and $7.3 million to Don Memo. In October 2020, we entered into an infrastructure loan agreement with Don Memo for up to $2.4 million secured by certain property and equipment of Don Memo. This infrastructure loan accrues interest at 7.25%. The total outstanding infrastructure loan balance at January 31, 2024 and at

October 31, 2023, was $1.6 million, respectively. During the three months ended January 31, 2024 and 2023, we incurred $4.2 million and $5.0 million of cost of sales to Don Memo pursuant to our purchase consignment agreement.

Belher

We make advances to Belher for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. We had grower advances due from Belher totaling $4.3 million and $5.4 million as of January 31, 2024 and October 31, 2023, which are netted against the grower payable. In July 2021, we made a bridge loan of $3.5 million to Belher. This loan is secured by certain farmland in Mexico and accrues interest at 10%. In the first quarter of fiscal 2022, this loan was amended to be due with installments of $0.9 million on July 31, 2022, $0.9 million on July 31, 2023 and $1.7 million on July 31, 2024. As part of this amended loan agreement, we can withhold payments on both the infrastructure advances and the bridge loan through the netting against the grower payable due to Belher. The total outstanding bridge loan balance at January 31, 2024 and October 31, 2023, was $1.6 million and $1.7 million, respectively, which is included in prepaid expenses and other current assets. During the three months ended January 31, 2024 and 2023, we incurred $3.0 million and $3.9 million of cost of sales to Belher pursuant to our purchase consignment agreement.

Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”)

In August 2015, we entered into a Shareholder’s Agreement with various Mexican partners and created Avocados de Jalisco. Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. As of January 31, 2024, this entity was approximately 83% owned by Calavo and was consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico, which began operations in June of 2017. During the three months ended January 31, 2024 and 2023 we purchased approximately $2.5 million and $3.7 million of avocados from the partners of Avocados de Jalisco.

5.	Other assets

Other assets consist of the following (in thousands):

	January 31,	October 31,
	2024	2023
Mexican IVA (i.e. value-added) taxes receivable, net (see Note 10)	$53,524	$49,888
Infrastructure advances	1,641	1,641
Other	809	852
Total	$55,974	$52,381

6.	Stock-Based Compensation

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

Restricted Stock Awards (RSAs)

The total recognized stock-based compensation expense for restricted stock awards was less than $0.1 million and $0.7 million for the three months ended January 31, 2024 and 2023, respectively. As of January 31, 2024, there was no unrecognized stock-based compensation costs related to non-vested RSAs.

A combined summary of restricted stock award activity, related to our 2011 and 2020 Plans, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2023	29	$35.24
Vested	(28)	$35.14
Outstanding at January 31, 2024	1	$41.39	$12

Restricted Stock Units (RSUs) and Performance Restricted Stock Units (PRSUs)

On November 1, 2023, each of our 8 directors were granted 4,929 RSUs (for a total of 39,432 RSUs) at a price of $24.35 that will vest November 1, 2024.

The total recognized stock-based compensation expense for RSUs was $0.5 million for the three months ended January 31, 2024 and 2023, respectively. As of January 31, 2024, there was $1.7 million of unrecognized stock-based compensation costs related to non-vested RSUs, which the Company expects to recognize over a weighted-average period of 1.1 years.

A summary of RSU activity, related to our 2020 Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average	Aggregate
	Represented	Grant Price	Intrinsic Value
Outstanding at October 31, 2023	51	$35.36
Granted	39	$24.35
Vested	(17)	$34.24
Forfeited	(1)	$34.51
Outstanding at January 31, 2024	72	$29.35	$1,869

At the end of each reporting period, the Company will adjust compensation expense for the PRSUs based on its best estimate of attainment of the specified performance targets. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs that are expected to be earned will be recognized as an adjustment in the period of the adjustment. As of January 31, 2024, the Company still believes that it is not probable that any of the PRSUs for the 2023 and 2022 three-year cumulative performance grant would vest. Therefore, there is no unrecognized stock-based compensation costs related to non-vested PRSUs.

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

There was no stock option activity for the three months ended January 31, 2024. A summary of stock option activity, related to our 2011 and 2020 Plans, is as follows (in thousands, except for weighted-average exercise price):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2023	525	$25.44
Outstanding at January 31, 2024	525	$25.44	$850
Exercisable at January 31, 2024	19	$48.48	$—

The total stock-based compensation expense for options was $0.4 million for the three months ended January 31, 2024. As of January 31, 2024, there was $0.2 million of unrecognized stock-based compensation costs related to non-vested options, which the Company expects to recognize over a weighted-average remaining period of 0.2 years.

7.	Other events

Dividend payments

On January 31, 2024, we paid a dividend of $0.10 per share, or an aggregate of $1.8 million, to shareholders of record on January 26, 2024.

Restricted cash

In the prior year, in connection with the our Credit Facility, we temporarily posted $0.8 million of cash collateral to satisfy certain collateral requirements as we transitioned banks providing letters of credit related to our workers compensation policies. In the first quarter 2024, this restriction has been released.

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

As a result, in July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approximately $151.3 million USD at January 31, 2024) related to income tax, flat rate business tax, and value added tax, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of January 31, 2024 to the amount of $3.08 billion Mexican pesos (approx. $179.2 million USD).  Additionally, the tax authorities have determined that we owe our employees profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $6.9 million USD at January 31, 2024). In August 2018, we filed an Administrative Appeal on the 2013 Assessment, appealing our case to the SAT’s central legal department in Michoacan.

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

On October 13, 2023, the company filed an extension of the Annulment Suit filed on August 20, 2021, as a result of the response to the lawsuit filed by the Tax Authority, pointing out that Tax Authority’s resolution is unlawful due to improper substantiation and motivation, because of the following:

●	The QR Code does not allow the company to verify the veracity of the document,
●	The notification of the tax assessment was not sent to the phone number indicated by the company, when the Tax Authority was obliged to do so, among others.

On November 14, 2023, the Tax Court notified the admission of the extension of the lawsuit was filed.

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Annulment Suit in the Tax Court, we also believe that it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT to agree to reach a settlement. In accordance with our cumulative probability analysis on uncertain tax positions, our settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we recorded a provision of $11 million, in the third quarter of fiscal 2021, as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We believe that this provision remains appropriate as of January 31, 2024 based on our cumulative probability analysis. We incurred $0.2 million of related professional fees for the three months ended January 31, 2024, respectively, which have been recorded in Expenses related to Mexican Tax matters on the consolidated statements of operations.

8.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Three months ended January 31,
Avocados de Jalisco noncontrolling interest	2024	2023

Noncontrolling interest, beginning	$1,392	$1,015
Net income attributable to noncontrolling interest of Avocados de Jalisco	10	273
Noncontrolling interest, ending	$1,402	$1,288

9.	Earnings per share

Basic and diluted net income per share is calculated as follows (data in thousands, except per share data):

	Three months ended January 31,
	2024	2023
Numerator:
Net loss from continuing operations	$(2,574)	$(445)
Add: Net income attributable to noncontrolling interest	(10)	(273)
Net loss from continuing operations attributable to Calavo Growers, Inc.	(2,584)	(718)
Net loss from discontinued operations (refer to Note 11)	(3,683)	(2,350)
Net loss attributable to Calavo Growers, Inc.	$(6,267)	$(3,068)

Denominator:
Weighted average shares - Basic	17,799	17,673
Effect on dilutive securities – Restricted stock/units/options (1)	—	—
Weighted average shares - Diluted	17,799	17,673

Net loss from continuing operations
Basic	$(0.15)	$(0.04)
Diluted	$(0.15)	$(0.04)

Net loss from discontinued operations (refer to Note 11)
Basic	$(0.21)	$(0.13)
Diluted (1)	$(0.21)	$(0.13)

Net loss per share attributable to Calavo Growers, Inc:
Basic	$(0.35)	$(0.17)
Diluted (1)	$(0.35)	$(0.17)
(1)	For the three months ended January 31, 2024 and 2023, approximately 34,000 shares and 137,000 shares of common stock equivalents, respectively, were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive given the Company’s net loss for those periods.

10.	Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (“IVA”) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts recoverable from the Mexican government.

As of January 31, 2024, and October 31, 2023, CDM IVA receivables totaled $53.5 million (928.7 million Mexican pesos) and $49.9 million (913.6 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2023, the tax authorities began objecting to refund requests and supporting documentation that had previously been deemed acceptable to process a refund. Additionally, they are also contesting the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or other legal means.

During the first quarter of fiscal 2017, the tax authorities informed us that their internal opinion, based on the information provided by the local SAT office, considers that CDM was not properly documented relative to its declared tax structure and therefore CDM could not claim the refundable IVA balance. CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes. CDM started an Administrative

Appeal for the IVA related to the request of the months of July, August and September of 2015 (the “2015 Appeal”) in order to assert its argument that CDM is properly documented and to therefore change the SAT’s internal assessment. In August 2018, we received a favorable ruling from the SAT’s Legal Administration in Michoacan on the 2015 Appeal indicating that they believe CDM’s legal interpretation of its declared tax structure is indeed accurate. While favorable on this central matter of CDM’s declared tax structure, the ruling, however, still does not recognize the taxpayers right to a full refund for the IVA related to the months of July, August and September 2015. Therefore, in October 2018, CDM filed a substance-over-form Annulment Suit in the Federal Tax Court to recover its full refund for IVA over the subject period.

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

We believe that our operations in Mexico are properly documented, and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding IVA amounts. With assistance from our internationally recognized tax advisory firm, as of January 31, 2024, CDM has filed Administrative Appeals for months for which IVA refunds have been denied by the SAT, and will continue filing such appeals for any months for which refunds are denied in the future. Therefore, it is probable that the Mexican tax authorities will ultimately authorize the refund of the remaining IVA amounts.

11.Assets Held for Sale and Discontinued Operations

We and certain of our subsidiaries have entered into non-binding, exclusive negotiations regarding the potential sale of all of the assets used in our Fresh Cut business and certain related real property for approximately $100.0 million, subject to certain adjustments that may be included in a binding agreement. The Proposed Transaction is expected to close in the second quarter of fiscal 2024.The Fresh Cut business represents substantially all of the business of the Prepared segment other than the guacamole business, which would be retained following the Proposed Transaction.

In the first quarter of 2024, management has concluded that the Fresh Cut business meets the requirements to be classified as held for sale and discontinued operations. As a result, the financial results of that business are reported as discontinued operations in the accompanying statements of operations, and its assets and liabilities are reflected as amounts held for sale in the accompanying balance sheets. The Company's reporting segments have also been changed for the effects of the planned divestiture, as described in Note 2.

The following table presents the major classes of assets and liabilities of the Fresh Cut business that are classified as held for sale in the accompanying balance sheets (in thousands).

	January 31,	October 31,
	2024	2023

Accounts receivable, net	$27,863	$27,479
Inventories, net	7,749	7,859
Prepaid expenses and other current assets	2,252	2,195
Property, plant, and equipment, net	50,298	51,805
Operating lease right-of-use assets	28,942	29,676
Goodwill	18,442	18,442
Intangibles	5,047	5,423
Other assets	78	78
Total assets held for sale	$140,671	$142,957

Trade accounts payable	$10,765	$10,440
Accrued expenses	13,870	15,299
Current portion of operating leases	3,385	3,399
Current portion of long-term obligations and finance leases	625	773
Long-term operating leases, less current portion	27,349	28,065
Long-term obligations and finance leases, less current portion	1,012	1,002
Other long-term liabilities	216	228
Total liabilities held for sale	$57,222	$59,206

Goodwill related to our Prepared segment was allocated between our Fresh Cut and guacamole businesses based on the relative fair value of the disposal group and the portion of the reporting unit to be retained.

The following table summarizes the results of operations of the Fresh Cut business that are being reported as discontinued operations (in thousands):

	Three months ended
	January 31,
	2024	2023

Net sales	$86,413	$93,441
Cost of sales	85,582	92,094
Gross profit	831	1,347
Selling, general and administrative	4,496	4,711
Operating loss	(3,665)	(3,364)
Interest expense	(28)	(39)
Other income, net	10	14
Loss from discontinued operations before income taxes	(3,683)	(3,389)
Income tax benefit	—	1,039
Net loss from discontinued operations	$(3,683)	$(2,350)

Select cash flow information related to the Fresh Cut business follows (in thousands):

	Three months ended
	January 31,
	2024	2023

Net cash used in operating activities	$(3,028)	$(2,252)
Net cash used in investing activities	$(353)	$(3,112)

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended October 31, 2023 of Calavo Growers, Inc. (“we”, “Calavo”, or the “Company”).

Recent Developments

Dividend payments

On January 31, 2024, we paid a dividend of $0.10 per share, or an aggregate of $1.8 million, to shareholders of record on January 26, 2024.

Sale of Fresh Cut

We and certain of our subsidiaries have entered into non-binding, exclusive negotiations regarding the potential sale of all of the assets used in our Fresh Cut business and certain related real property for approximately $100.0 million, subject to certain adjustments that may be included in a binding agreement. The Proposed Transaction is expected to close in the second quarter of fiscal 2024. The Fresh Cut business represents substantially all of the business of the Prepared segment other than the guacamole business, which would be retained following the Proposed Transaction. See also “Discontinued Operations” below.

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

Mexican Tax Issues

See Notes 7 and 10 of the consolidated financial statements for information on Mexican tax matters and the Mexican IVA taxes receivable.

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

There have been no material changes in our critical accounting estimates during the three months ended January 31, 2024, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2023.

Discontinued Operations

We and certain of our subsidiaries have entered into non-binding, exclusive negotiations regarding the potential sale of all of the assets used in our Fresh Cut business and certain related real property for approximately $100.0 million, subject to certain adjustments that may be included in a binding agreement. The Proposed Transaction is expected to close in second quarter of fiscal 2024. The Fresh Cut business represents substantially all of the business of the Prepared segment other than the guacamole business, which would be retained following the Proposed Transaction.

The financial results of ther Fresh Cut business have been classified as discontinued operations in the statements of operations and its assets and liabilities have been classified as held for sale in the balance sheets included herein. Unless otherwise noted, amounts and disclosures in this section, relate to our continuing operations (except for the Liquidity and Capital Resources section).

Prior to the decision to divest our Fresh Cut business, the Company’s Prepared reporting segment included the Fresh Cut business unit and our guacamole business. As a result of the planned divestiture, the Fresh Cut business unit is no longer included in our Prepared business segment. All segment information included herein reflect these changes. See Note 11 of the consolidated financial statements for further information.

Non-GAAP Financial Measures

The below tables include non-GAAP measures EBITDA from continuing operations, adjusted EBITDA from continuing operations, adjusted net income (loss) from continuing operations and adjusted net income (loss) from continuing operations per diluted share, which are not prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.”

EBITDA from continuing operations is defined as net income (loss) from continuing operations excluding (1) interest income and expense, (2) income taxes (benefit) provision, (3) depreciation and amortization and (4) stock-based compensation expense. Adjusted EBITDA from continuing operations is EBITDA from continuing operations with further adjustments for (1) non-cash net income (losses) recognized from unconsolidated entities, (2) goodwill impairment, (3) write-off of long-lived assets, (4) acquisition-related costs, (5) restructuring-related costs, including certain severance costs, (6) certain litigation and other related costs, and (7) one-time items. Adjusted EBITDA from continuing operations is a primary metric by which management evaluates the operating performance of the business, on which certain operating expenditures and internal budgets are based and by which, in addition to other factors, the Company’s senior management is compensated. The adjustments to calculate EBITDA from continuing operations and adjusted EBITDA from continuing operations are items recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded.

Adjusted net loss from continuing operations is defined as net loss from continuing operations excluding (1) non-cash net income (losses) recognized from unconsolidated entities, (2) goodwill impairment, (3) write-off of long-lived assets, (4) acquisition-related costs, (5) restructuring-related costs, including certain severance costs, (6) certain litigation and other related costs, and (7) one-time items. Adjusted net income (loss) from continuing operations and the related measure of adjusted net income (loss) from continuing operations per diluted share exclude certain items that are recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. We believe adjusted net income (loss) from continuing operations affords investors a different view of the overall financial performance of the

Company than adjusted EBITDA from continuing operations and the GAAP measure of net income (loss) attributable to Calavo Growers, Inc.

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

Non-GAAP information should be considered as supplemental in nature and not as a substitute for, or superior to, any measure of performance prepared in accordance with GAAP. None of these metrics are presented as measures of liquidity. The way the Company measures EBITDA from continuing operations, adjusted EBITDA from continuing operations, adjusted net income (loss) from continuing operations and adjusted net income (loss) from continuing operations per diluted share may not be comparable to similarly titled measures presented by other companies and may not be identical to corresponding measures used in Company agreements.

Adjusted Net Income from Continuing Operations (Non-GAAP, Unaudited)

The following table presents adjusted income (loss) from continuing operations, net of income taxes and adjusted net income (loss) from continuing operations per diluted share, each a non-GAAP measure, and reconciles them to income (loss) from continuing operations, net of incomes taxes, and Diluted EPS from continuing operations, which are the most directly comparable GAAP measures. See “Non-GAAP Financial Measures” above (in thousands, except per share amounts).

	Three months ended January 31,
	2024	2023
Net loss from continuing operations	$(2,574)	$(445)
Add: Net income attributable to noncontrolling interest	(10)	(273)
Net loss from continuing operations attributable to Calavo Growers, Inc.	(2,584)	(718)
Non-GAAP adjustments:
Non-cash income recognized from unconsolidated entities (a)	(1)	(156)
Restructure costs - consulting, management recruiting and severance (b)	487	203
Expenses related to Mexican tax matters (c)	383	2,048
Professional fees related to FCPA Mexico investigation (d)	2,380	—
Tax impact of adjustments (e)	(839)	(551)
Adjusted net loss from continuing operations	$(174)	$826

Calavo Growers, Inc.’s continuing operations per share:
Diluted EPS from continuing operations (GAAP)	$(0.15)	$(0.04)
Adjusted net loss from continuing operations per diluted share	$(0.01)	$0.05

Number of shares used in per share computation:
Diluted	17,799	17,673
(a)	For the three months ended January 31, 2024 and 2023, we realized income of less than $0.1 million and income of $0.2 million from Agricola Don Memo.
(b)	For the three months ended January 31, 2024, we incurred $0.4 million in severance and other costs and $0.1 million in stock-based compensation related to the departure of certain member of management. For the three months ended January 31, 2023, we recorded $0.2 million of expenses related to an enterprise-wide strategic business restructuring to improve the profitability of the organization and efficiency of our operations.
(c)	For the three months ended January 31, 2024 and 2023, we incurred $0.2 million and $0.6 million of professional fees related to the Mexican tax matters, respectively. For the three months ended January 31, 2024 and 2023, we recognized a reserve of $0.2 million and $1.4 million related to the collectability of IVA receivables.

(d)	For the three months ended January 31, 2024, we incurred $2.4 million of professional fee expenses related to the FCPA investigation in Mexico. See further information in note 7 to the consolidated financial statements.
(e)	Tax impact of non-GAAP adjustments are based on effective year-to-date tax rates.

Reconciliation of EBITDA from Continuing Operations and Adjusted EBITDA from Continuing Operations (Non-GAAP, Unaudited)

The following table presents EBITDA from continuing operations and adjusted EBITDA from continuing operations, each a non-GAAP measure, and reconciles them to net income (loss) attributable to Calavo Growers, Inc., which is the most directly comparable GAAP measure. See “Non-GAAP Financial Measures” above (in thousands, except per share amounts).

	Three months ended January 31,
	2024	2023
Net loss from continuing operations	$(2,574)	$(445)
Add: Net income attributable to noncontrolling interest	(10)	(273)
Net loss from continuing operations attributable to Calavo Growers, Inc.	(2,584)	(718)
Interest Income	(125)	(273)
Interest Expense	824	377
Provision (benefit) for Income Taxes	573	(41)
Depreciation and Amortization	2,032	1,954
Stock-Based Compensation	892	1,192
EBITDA from continuing operations	$1,612	$2,491

Adjustments:
Non-cash income recognized from unconsolidated entities (a)	(1)	(156)
Restructure costs - consulting and management recruiting and severance (b)	417	203
Expenses related to Mexican tax matters (c)	383	2,048
Professional fees related to FCPA Mexico investigation (d)	2,380	—
Adjusted EBITDA from continuing operations	$4,791	$4,586

See prior page for footnote references

Results of Operations

Net Sales

The following table summarizes our net sales by business segment for each of the three months ended January 31, 2024 and 2023:

	Three months ended January 31,
	2024	Change	2023
Gross sales:
Grown	$113,026	(4)%	$117,748
Prepared	14,580	(3)%	15,015
Total net sales	$127,606	(4)%	$132,763

As a percentage of sales:
Grown	88.6%		88.7%
Prepared	11.4%		11.3%
	100.0%		100.0%

Summary

Net sales for the three months ended January 31, 2024, compared to the corresponding period in fiscal 2023, decreased by $5.2 million, or approximately 4%. This decrease was across both segments.

We will continue to pursue grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel net sales growth in each of our business segments. Our Grown and Prepared segments of our business are subject to seasonal trends which can impact the volume and/or quality of raw materials sourced in any particular quarter.

Grown products

First Quarter 2024 vs. First Quarter 2023

Net sales for the Grown products business decreased by approximately $4.7 million, or 4%, for the first quarter of fiscal 2024 compared to the corresponding period in fiscal 2023. The decrease in Grown product sales during the first quarter of fiscal 2024 was primarily related to a decrease of pounds sold of tomatoes, partially offset by an increase in sales prices per pound for tomatoes In addition, avocado sales also declined in the first quarter of fiscal 2024 compared to the corresponding period of fiscal 2023, due to overall a decrease in cartons sold of avocados.

Sales of tomatoes decreased $2.7 million, or 19%, for the first quarter of 2024, when compared to the prior year period. The decrease in tomato sales was primarily due to a decrease in volume of tomatoes sold of approximately 28% in the first quarter of 2024, compared to the same prior year period. The sales price per carton of tomatoes increased by approximately 11%.

Sales of avocados decreased $1.7 million, or 2%, for the first quarter of 2024 compared to the prior year period. The decrease in avocado sales during the first quarter of fiscal 2024 was primarily related to a decrease of cartons sold by 18%, partially offset by an increase in sales prices per carton by approximately 20%. The increase in the sales price per carton was mainly due to an industry-wide decrease in the supply of avocados in the marketplace.

Prepared products

First Quarter 2024 vs. First Quarter 2023

Net sales for the Prepared products business decreased by approximately $0.4 million, for the three months ended January 31, 2024 compared to the corresponding period in fiscal 2023. This decrease in Prepared product sales during the three months ended January 31, 2024 was primarily related to lower sales prices per pound. In addition, salsa sales decreased, due to the divestiture of our salsa business in June 2023.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three months ended January 31, 2024 and 2023:

	Three months ended January 31,
	2024	Change	2023

Gross profit (loss):
Grown	$8,138	(14)%	$9,481
Prepared	4,330	20%	3,604
Total gross profit	$12,468	(5)%	$13,085

Gross profit percentages:
Grown	7.2%		8.1%
Prepared	29.7%		24.0%
Consolidated	9.8%		9.9%

Summary

Our cost of goods sold consists predominantly of ingredient costs (fruit and other food products), packing materials, freight and handling, labor and overhead (including depreciation) associated with packing, distributing and/or preparing food products, and other direct expenses pertaining to products sold.

Gross profit decreased by approximately $0.6 million, or 5%, for the first quarter of fiscal 2024 compared to the corresponding period in fiscal 2023. This decrease was due to our grown products, partially offset by our prepared segment.

Grown products

The decrease in our Grown products gross profit for the quarter ended January 31, 2024 was primarily the result of decreased gross profit for tomatoes, partially offset by a slight increase in avocados. For the first quarter of fiscal 2024, the gross profit for tomatoes decreased by approximately $1.1 million or 87%. This decrease is mainly due to lower volumes of tomatoes and a decrease in margins due to the availability of quality fruit. For the first quarter of fiscal 2024, the gross profit percentage for avocados was 8.0% compared to 7.9% for the first quarter of 2023.

Gross profit for the quarter was also affected by the change in the value of the U.S. dollar in relation to the Mexican peso during the quarter, resulting in a $1.7 million net gain related the remeasurement of peso-dominated net assets at our Mexican subsidiaries. This is in comparison to a remeasurement gain of $1.3 million for the same period last year.

Note that any additional significant fluctuations in the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profits for our Grown products segment.

Prepared products

The increase in our Prepared products gross profit for the three months ended January 31, 2024 was the result of an increase in guacamole products.

Guacamole products gross profit percentage for the three months ended January 31, 2024 was 29.7%, compared to a gross profit of 24.9% for the prior year period. The increase in gross profit percentage for the three months ended January 31, 2024 in guacamole products was primarily due to lower raw product fruit costs and manufacturing improvements. Any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profit for our Prepared segment.

Selling, General and Administrative

	Three months ended January 31,
	2024	Change	2023
	(Dollars in thousands)
Selling, general and administrative	$13,463	16%	$11,642
Percentage of net sales	10.6%		8.8%

Selling, general and administrative expenses of $13.5 million for the three months ended January 31, 2024 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $1.8 million, or 16%, for the three months ended January 31, 2024 compared to the prior year period. This increase was primarily due to an increase of $2.4 million in professional fees for the FCPA Mexico investigation and related expenses.

Income from unconsolidated entities

	Three months ended January 31,
	2024	Change	2023

	(Dollars in thousands)
Income from unconsolidated entities	$1	(99)%	$156

Income from unconsolidated entities includes our participation in earnings or losses from our investments in Don Memo. For the three months ended January 31, 2024 and 2023 we realized income of less than $0.1 million and income of $0.2 million from Agricola Don Memo, respectively.

Income Taxes Benefit (Expense)

	Three months ended January 31,
	2024	Change	2023

Income tax benefit (expense)	$(573)	(1,498)%	$41
Effective tax rate	(28.6)%		8.4%

Our tax provision is determined using an estimated annual effective tax rate and is adjusted for discrete taxable events that may occur during the quarter.

Liquidity and Capital Resources

Cash provided by operating activities was $0.1 million for the three months ended January 31, 2024, compared to cash used by operating activities of $5.9 million for the corresponding period in fiscal 2023. Cash provided by operating activities for the three months ended January 31, 2024 reflect primarily our net loss of $6.3 million, and offset by net cash provided in the components of our working capital of approximately $0.7 million, and non-cash activities (depreciation and amortization, stock-based compensation expense, provision for losses on accounts receivable, losses from unconsolidated entities, loss on disposal of property, plant and equipment, and gain on the sale of the Temecula packinghouse) of $5.6 million.

Increases in operating cash flows were caused by working capital changes including an increase in payable to growers of $7.2 million, a net decrease in accounts payable accrued expenses and other liabilities of $3.9 million, an increase in advances to suppliers of $1.4 million, an increase in prepaid expenses and other current assets of $1.3 million and a decrease in income taxes receivable of $0.2 million, partially offset by an increase in inventory of $7.9 million, an increase in other assets of $3.8 million, and an increase in accounts receivable of $1.6 million.

The increase in payable to growers is mostly due to higher volume of Mexican avocados in January 2024 compared to October 2023. The increase in accounts payable, accrued expenses and other liabilities is primarily related to the timing of payments in January 2024. The increase in our prepaid and other current assets is primarily due to a deposit as of October 31, 2023, for collateral in connection with our workers compensation policies while we are in process of obtaining a letter of credit. The increase in advances to suppliers is mainly due to preseason advances paid to our consignment growers at the start of the tomato season. The increase in our inventory as of January 31, 2024, when compared to October 31, 2023, is primarily due to higher inventory of Mexican avocados. The increase in other assets as of January 31, 2024, when compared to October 31, 2023, is primarily due to an increase in Mexican IVA taxes receivable. The increase in our accounts receivable is due to an increase in sales for the month of January 2024 compared to October 2023.

Cash used in investing activities was $1.0 million for the three months ended January 31, 2024, which related to purchases of property, plant, and equipment.

Cash provided by financing activities was $3.8 million for the three months ended January 31, 2024, which related principally to net receipts on our credit facilities totaling $6.7 million, partially offset by payments of $1.8 million in dividends, the payment of minimum withholding of taxes on the net settling of shares of $0.6 million, payments on long-term obligations of $0.4 million and payments on the term loan $0.1 million.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facilities. Cash and cash equivalents as of January 31, 2024 and October 31, 2023 totaled $5.6 million and $2.9 million. Our working capital at January 31, 2024 was $50.5 million, compared to $51.6 million at October 31, 2023.

As discussed in the Overview section above, we and certain of our subsidiaries have entered into non-binding, exclusive negotiations regarding the potential sale of all of the assets used in our Fresh Cut business and certain related real property for approximately $100.0 million, subject to certain adjustments that may be included in a binding agreement. The Proposed Transaction is expected to close in the second quarter of fiscal 2024. If completed, we expect to use the net proceeds from the Proposed Transaction primarily for the reduction of debt and return of cash to shareholders.

We believe that cash flows from operations, the available Credit Facility, and other sources will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for the foreseeable future.

On June 26, 2023, Calavo and certain subsidiaries entered into a Credit Agreement by and among Calavo, certain subsidiaries of Calavo as guarantors, and Wells Fargo Bank, National Association, as agent and lender. The Credit

Agreement provides for a revolving credit facility of up to $90.0 million, along with an undrawn capex credit facility of up to $10.0 million.

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

Borrowings under the Credit Agreement bear interest at a rate per annum equal to an applicable margin, plus, at Calavo’s option, either a base rate or a secured overnight financing rate (“SOFR”) term rate (which includes a spread adjustment of 0.10% and is subject to a floor of 0.00%). The applicable margin is (i) for Revolving Loans, 0.50% for base rate borrowings and 1.50% for SOFR term rate borrowings, and (ii) for Term Loan, 1.00% for base rate borrowings and 2.00% for SOFR term rate borrowings.  The Credit Facility matures on June 26, 2028.

As of January 31, 2024, we were in compliance with the financial covenants. As of January 31, 2024, approximately $28.0 million was available for borrowing, based on our borrowing base calculation discussed above.

The weighted-average interest rate under the Credit Facility was 7.1% at January 31, 2024.  Under the Credit Facility, we had $41.7 million and $4.0 million outstanding related to the Revolving Loans and Term Loan, respectively, as of January 31, 2024.

Contractual Commitments

There have been no other material changes to our contractual commitments from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2023. For a summary of the contractual commitments at October 31, 2023, see Part II, Item 7, in our 2023 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our Credit Facility, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of January 31, 2024.

(All amounts in thousands)	Expected maturity date January 31,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$5,658	$—	$—	$—	$—	$—	$5,658	$5,658
Accounts receivable (1)	35,158	—	—	—	—	—	35,158	35,158
Advances to suppliers (1)	13,409	—	—	—	—	—	13,409	13,409

Liabilities
Payable to growers (1)	$21,964	$—	$—	$—	$—	$—	$21,964	$21,964
Accounts payable (1)	4,916	—	—	—	—	—	4,916	4,916
Borrowings pursuant to credit facilities (1)	—	—	—	41,677	—	—	41,677	41,677
Term loan (1)	792	692	692	1,829	—	—	4,005	4,005
(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, and accounts payable approximate their fair value due to the short maturity of these financial instruments and the carrying amount of borrowings pursuant to credit facilities approximates fair market value due to the variable rate of interest.

We were not a party to any derivative instruments during the fiscal year. It is currently our practice not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy Mexican cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Management does, however, evaluate this opportunity from time to time. Total foreign currency remeasurement gains for the three months ended January 31, 2024 and 2023, net of losses, was $1.7 million and $1.3 million, respectively.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation arising in the ordinary course of our business. We have provided information about certain legal proceedings in which we are involved in Note 7 to the consolidated financial statements included in this Quarterly Report for further information.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2023.  There have been no material changes from the risk factors set forth in such Annual Report on Form 10-K.  However, the risks and uncertainties that we face are not limited to those set forth in such Annual Report on Form 10-K.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

ITEM 5. OTHER INFORMATION

Trading Plans

During the quarter ended January 31, 2024, no director or Section 16 officer adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangements.”

ITEM 6. EXHIBITS

10.1	Separation and Release Agreement – Graciela Montgomery. *

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a0, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Ocley Act of 2002. *

101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets as of January 31, 2024 and October 31, 2023; (2) Consolidated Statements of Operations for the three months ended January 31, 2024 and 2023; (3) Consolidated Statements of Cash Flows for the three months ended January 31, 2024 and 2023; (4) Consolidated Statements of Shareholders’ Equity for the three months ended January 31, 2024 and 2023; and (5) Notes to Consolidated Financial Statements.

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

Calavo Growers, Inc.
(Registrant)

Date: March 11, 2024
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2024
	By	/s/ Shawn Munsell
Shawn Munsell
Chief Financial Officer (Principal Financial Officer)