Form 10-Q
period 2024-04-30
CALAVO GROWERS INC
filed 2024-06-10
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

or

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

Registrant's number of shares of common stock outstanding as of May 31, 2024 was 17,800,095

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

Risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements include, but are not limited to, the following: the ability of our management team to work together successfully; the impact of operational and restructuring initiatives on our business, results of operations, and financial condition, including uncertainty as to whether the desired effects will be achieved; and potential long-term adverse effects from reducing capital expenditures; the impact of weather on market prices and operational costs; seasonality of our business; sensitivity of our business to changes in market prices of avocados and other agricultural products and other raw materials including fuel, packaging and paper; potential disruptions to our supply chain; risks associated with potential future acquisitions, including integration; potential exposure to data breaches and other cyber-attacks on our systems or those of our suppliers or customers; dependence on large customers; dependence on key personnel, and access to labor necessary for us to render services; susceptibility to wage inflation; potential for labor disputes; reliance on co-packers for a portion of our production needs; competitive pressures, including from foreign growers; risks of recalls and food-related injuries to our customers; changing consumer preferences; the impact of environmental regulations, including those related to climate change; risks associated with the environment and climate change, especially as they may affect our sources of supply; our ability to develop and transition new products and services and enhance existing products and services to meet customer needs; risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and restrictions as a result of trade protection measures such as import/export/customs duties, tariffs and/or quotas and currency fluctuations); risks associated with receivables from, loans to and/or equity investments in unconsolidated entities; volatility in the value of our common stock; the impact of macroeconomic trends and events; the resolution of pending investigations, legal claims and tax disputes, including an assessment imposed by the Mexican Tax Administrative Service (the “SAT”) and our defenses against collection activities commenced by the SAT; the ability of the parties to reach a binding agreement for the Proposed Transaction (as defined below), the potential that the price, structure, form of consideration (for example, cash, promissory, equity) and other material terms may be materially different than currently expected, the continuing financial and operating performance of the Fresh Cut business during the negotiation process; the possible effect of the announcement of the sale of the Fresh Cut business on our customer, vendor and supplier relationships, operating results and business generally; and if the Company enters into a binding agreement for the Proposed Transaction, the occurrence of any event, change or other circumstance that prevents the completion of the Proposed Transaction, including the failure to satisfy all closing conditions included in such binding agreement.

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

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	April 30,	October 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$4,273	$2,091
Restricted cash	—	761
Accounts receivable, net of allowances of $4,127 (2024) and $3,364 (2023)	56,142	33,897
Inventories	41,554	31,571
Prepaid expenses and other current assets	8,188	11,739
Advances to suppliers	11,196	14,684
Current assets held for sale	138,927	37,533
Income taxes receivable	2,064	1,094
Total current assets	262,344	133,370
Property, plant, and equipment, net	57,796	60,924
Operating lease right-of-use assets	16,664	18,357
Investments in unconsolidated entities	3,107	2,902
Deferred income tax assets	3,010	3,010
Goodwill	10,211	10,211
Non-current assets held for sale	—	105,424
Intangibles, net	275	275
Other assets	57,962	52,381
	$411,369	$386,854
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$37,491	$14,788
Trade accounts payable	6,505	5,097
Accrued expenses	19,829	15,809
Current liabilities held for sale	53,261	29,911
Other current liabilities	11,000	11,000
Current portion of term loan	813	647
Current portion of operating leases	3,401	3,663
Current portion of long-term obligations and finance leases	882	831
Total current liabilities	133,182	81,746
Long-term liabilities:
Borrowings pursuant to line of credit, long-term	42,025	35,024
Long-term liabilities held for sale	—	29,295
Long-term portion of term loan	3,009	3,416
Long-term portion of operating leases	15,759	17,328
Long-term portion of obligations and finance leases	4,708	4,645
Deferred income tax liabilities	746	746
Other long-term liabilities	4,609	4,425
Total long-term liabilities	70,856	94,879
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,800 (2024) and 17,761 (2023) shares issued and outstanding)	18	18
Additional paid-in capital	177,302	176,481
Noncontrolling interest	1,439	1,392
Retained earnings	28,572	32,338
Total shareholders' equity	207,331	210,229
	$411,369	$386,854

The accompanying notes are an integral part of these consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,
	2024	2023	2024	2023

Net sales	$184,383	$158,279	$311,989	$291,042
Cost of sales	164,026	142,608	279,164	262,286
Gross profit	20,357	15,671	32,825	28,756
Selling, general and administrative	13,020	13,361	26,483	25,003
Expenses related to Mexican tax matters	202	386	585	2,434
Operating income	7,135	1,924	5,757	1,319
Interest expense	(962)	(244)	(1,786)	(621)
Other income, net	520	307	720	647
Income before income taxes and loss from unconsolidated entities	6,693	1,987	4,691	1,345
Income tax expense	(390)	(484)	(963)	(443)
Net income (loss) from unconsolidated entities	204	(56)	205	100
Net income from continuing operations	6,507	1,447	3,933	1,002
Net loss from discontinued operations (refer to Note 11)	(408)	(5,407)	(4,091)	(7,757)
Net income (loss)	6,099	(3,960)	(158)	(6,755)
Add: Net income attributable to noncontrolling interest	(37)	(35)	(47)	(308)
Net income (loss) attributable to Calavo Growers, Inc.	$6,062	$(3,995)	$(205)	$(7,063)

Calavo Growers, Inc.’s net income (loss) per share:
Basic
Continuing Operations	$0.36	$0.08	$0.22	$0.04
Discontinued Operations	$(0.02)	$(0.31)	$(0.23)	$(0.44)
Net income (loss) attributable to Calavo Growers, Inc	$0.34	$(0.23)	$(0.01)	$(0.40)

Diluted
Continuing Operations	$0.36	$0.08	$0.22	$0.04
Discontinued Operations	$(0.02)	$(0.31)	$(0.23)	$(0.44)
Net income (loss) attributable to Calavo Growers, Inc	$0.34	$(0.23)	$(0.01)	$(0.40)

Number of shares used in per share computation:
Basic	17,800	17,721	17,800	17,697
Diluted	17,872	17,883	17,866	17,857

The accompanying notes are an integral part of these consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended April 30,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(158)	$(6,755)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,633	8,453
Non-cash operating lease expense	(720)	45
Net income from unconsolidated entities	(205)	(100)
Divesture of Calavo Salsa Lisa	—	624
Provision for uncollectible Mexican IVA taxes receivable	165	1,404
Stock-based compensation expense	1,446	3,403
Gain on sale of Temecula packinghouse	(108)	(108)
Loss on disposal of property, plant, and equipment	56	40
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(21,298)	(9,811)
Inventories	(9,609)	(4,377)
Prepaid expenses and other current assets	2,617	(1,656)
Advances to suppliers	4,088	87
Income taxes receivable/payable	(970)	(934)
Other assets	(5,746)	(7,430)
Payable to growers	22,703	6,611
Trade accounts payable, accrued expenses and other liabilities	3,256	6,726
Net cash provided by (used in) operating activities	2,150	(3,778)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(2,377)	(8,461)
Net cash used in investing activities	(2,377)	(8,461)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(3,561)	(6,876)
Proceeds from revolving credit facility	83,176	130,800
Payments on revolving credit facility	(76,175)	(109,800)
Payments of minimum withholding taxes on net share settlement of equity awards	(625)	—
Payments on term loan	(241)	—
Payments on long-term obligations and finance leases	(926)	(869)
Proceeds from stock option exercises	—	48
Net cash provided by financing activities	1,648	13,303
Net increase in cash, cash equivalents and restricted cash	1,421	1,064
Cash, cash equivalents and restricted cash, beginning of period	2,852	3,134
Cash, cash equivalents and restricted cash, end of period	$4,273	$4,198
Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$640	$1,097
Settlement of Agricola Belher infrastructure advance offset against payable to growers	$600	$—
Property, plant, and equipment included in trade accounts payable and accrued expenses	$29	$310

The accompanying notes are an integral part of these consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, January 31, 2024	17,800	$18	$176,823	$24,290	$1,402	$202,533
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	—	—	(26)	—	—	(26)
Stock-based compensation expense	—	—	505	—	—	505
Dividend declared to shareholders (0.10 per share)	—	—	—	(1,780)	—	(1,780)
Avocados de Jalisco noncontrolling interest	—	—	—	—	37	37
Net income attributable to Calavo Growers, Inc.	—	—	—	6,062	—	6,062
Balance, April 30, 2024	17,800	$18	$177,302	$28,572	$1,439	$207,331

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, January 31, 2023	17,743	18	172,524	42,945	1,288	216,775
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	41	—	—	—	—	—
Stock compensation expense	—	—	2,150	—	—	2,150
Dividend declared to shareholders (0.10 per share)	—	—	—	(1,774)	—	(1,774)
Avocados de Jalisco noncontrolling interest	—	—	—	—	35	35
Net loss attributable to Calavo Growers, Inc.	—	—	—	(3,995)	—	(3,995)
Balance, April 30, 2023	17,784	$18	$174,674	$37,176	$1,323	$213,191

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance, October 31, 2023	17,761	$18	$176,481	$32,338	$1,392	$210,229
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	39	—	(625)	—	—	(625)
Stock-based compensation expense	—	—	1,446	—	—	1,446
Dividend declared to shareholders (0.10 per share)	—	—	—	(3,561)	—	(3,561)
Avocados de Jalisco noncontrolling interest	—	—	—	—	47	47
Net loss attributable to Calavo Growers, Inc.	—	—	—	(205)	—	(205)
Balance, April 30, 2024	17,800	$18	$177,302	$28,572	$1,439	$207,331

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance, October 31, 2022	17,732	$18	$171,223	$51,115	$1,015	$223,371
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	52	—	48	—	—	48
Stock-based compensation expense	—	—	3,403	—	—	3,403
Dividend declared to shareholders (0.4875 per share)	—	—	—	(6,876)	—	(6,876)
Avocados de Jalisco noncontrolling interest	—	—	—	—	308	308
Net loss attributable to Calavo Growers, Inc.	—	—	—	(7,063)	—	(7,063)
Balance, April 30, 2023	17,784	$18	$174,674	$37,176	$1,323	$213,191

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

We and certain of our subsidiaries have entered into non-binding negotiations regarding the potential sale of all of the assets used in our Fresh Cut business and certain related real property (the “Proposed Transaction”). The terms, including price and structure, remain under negotiation, and we are targeting completion of the Proposed Transaction during the third quarter of fiscal 2024. The Fresh Cut business represents substantially all of the business of the Prepared segment other than the guacamole business, which would be retained following the Proposed Transaction.

During the six-months period ended April 30, 2024, management has concluded that the Fresh Cut business meets the requirements to be classified as held for sale and discontinued operations. As a result, the financial results of that business are reported as discontinued operations in the accompanying statements of operations, and its assets and liabilities are reflected as amounts held for sale in the accompanying balance sheets. The Company's reporting segments have also been changed for the effects of the planned divestiture, as described in Note 2. For more information, see Note 11.

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

Recently Issued Accounting Standards

In November 2023, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

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

	Three months ended April 30, 2024			Three months ended April 30, 2023
	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$136,055	$—	$136,055	$122,907	$—	$122,907
Tomatoes	28,513	—	28,513	16,004	—	16,004
Papayas	2,850	—	2,850	2,528	—	2,528
Other fresh income	22	—	22	50	—	50
Guacamole	—	19,640	19,640	—	19,348	19,348
Salsa	—	—	—	—	261	261
Total gross sales	167,440	19,640	187,080	141,489	19,609	161,098
Less sales allowances	(685)	(2,012)	(2,697)	(1,188)	(1,631)	(2,819)
Net sales	$166,755	$17,628	$184,383	$140,301	$17,978	$158,279

	Six months ended April 30, 2024			Six months ended April 30, 2023
	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$235,686	$—	$235,686	$225,530	$—	$225,530
Tomatoes	39,352	—	39,352	29,315	—	29,315
Papayas	5,932	—	5,932	5,855	—	5,855
Other fresh income	48	—	48	65	—	65
Guacamole	—	35,719	35,719	—	35,700	35,700
Salsa	—	—	—	—	707	707
Total gross sales	281,018	35,719	316,737	260,765	36,407	297,172
Less sales allowances	(1,237)	(3,511)	(4,748)	(2,715)	(3,415)	(6,130)
Net sales	$279,781	$32,208	$311,989	$258,050	$32,992	$291,042

	Grown	Prepared	Total

	(All amounts are presented in thousands)
Three months ended April 30, 2024
Net sales	$166,755	$17,628	$184,383
Cost of sales	150,706	13,320	164,026
Gross profit	$16,049	$4,308	$20,357

Three months ended April 30, 2023
Net sales	$140,301	$17,978	$158,279
Cost of sales	127,702	14,906	142,608
Gross profit	$12,599	$3,072	$15,671

	Grown	Prepared	Total

	(All amounts are presented in thousands)
Six months ended April 30, 2024
Net sales	$279,781	$32,208	$311,989
Cost of sales	255,594	23,570	279,164
Gross profit	$24,187	$8,638	$32,825

Six months ended April 30, 2023
Net sales	$258,050	$32,992	$291,042
Cost of sales	235,970	26,316	262,286
Gross profit	$22,080	$6,676	$28,756

For the three months ended April 30, 2024 and 2023, intercompany sales and cost of sales of $0.2 million and $0.4 million between Grown products and Prepared products were eliminated, respectively. For the six months ended April 30, 2024 and 2023, intercompany sales and cost of sales of $0.6 million and $0.7 million between Grown products and Prepared products were eliminated, respectively.

Sales to customers outside the U.S. were approximately $12.9 million and $7.9 million for the three months ended April 30, 2024 and 2023. Sales to customers outside the U.S. were approximately $23.8 million and $15.5 million for the six months ended April 30, 2024 and 2023.

Our foreign operations in Mexico are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries in Mexico is the United States dollar (U.S. dollar). As a result, monetary assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are translated using a weighted-average exchange rate for the period. Gains and losses resulting from those remeasurements and foreign currency transactions are recognized within cost of sales. We recognized foreign currency remeasurement gains and losses in the current quarter. These gains were due primarily to certain long-term net peso receivables. Foreign currency remeasurement losses, net of gains, for the three months ended April 30, 2024 were $0.3 million. Foreign currency remeasurement gains, net of losses, for the three months ended April 30, 2023 were $1.0 million. Foreign currency remeasurement gains, net of losses, for the six months ended April 30, 2024 and 2023 were $1.4 million and $2.2 million, respectively.

The net carrying value of long-lived assets attributed to geographic areas as of April 30, 2024 and October 31, 2023, are as follows (in thousands):

	United States	Mexico	Consolidated
April 30, 2024	$23,109	$34,687	$57,796
October 31, 2023	$25,986	$34,938	$60,924

3.	Inventories

Inventories consist of the following (in thousands):

	April 30,	October 31,
	2024	2023

Fresh fruit	$21,611	$14,815
Packing supplies and ingredients	7,680	7,908
Finished prepared foods	12,263	8,848
Total	$41,554	$31,571

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions. Inventory includes reserves of $0.5 million and $0.4 million in slow moving inventories as of April 30, 2024 and October 31, 2023.

4.	Related party transactions

Board of Directors

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. For the three and six months ended April 30, 2024, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.3 million. For the three and six months ended April 30, 2023, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.2 million. We had $0.1 million of amounts payable to these Board members as of April 30, 2024. We did not have any amounts payable to these Board members as of October 31, 2023. For the three and six months ended April 30, 2024, we have procured $1.4 million of avocados from entities affiliated with our Chief Executive Officer. We did not procure any avocados from entities affiliated with our Chief Executive Officer for the three and six months ended April 30, 2023.

Agricola Don Memo, S.A. de C.V. (“Don Memo”)

Calavo and Agricola Belher (“Belher”) each have an equal one-half ownership interest in Don Memo. Pursuant to a management service agreement, Belher, through its officers and employees, has day-to-day power and authority to manage the operations of Don Memo.

As of April 30, 2024, and October 31, 2023, we had an investment of $3.1 million and $2.9 million, respectively, representing Calavo’s 50% ownership in Don Memo, which was included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. For the three months ended April 30, 2024 and 2023, we advanced $3.5 million and $3.0 million of preseason advances to Don Memo. For the six months ended April 30, 2024 and 2023, we advanced $4.5 million and $3.9 million of preseason advances to Don Memo. As of April 30, 2024 and October 31, 2023, we had outstanding advances of $8.5 million and $7.3 million to Don Memo. In October 2020, we entered into an infrastructure loan agreement with Don Memo for up to $2.4 million secured by certain property and equipment of Don Memo. This infrastructure loan accrues interest at 7.25%. The total outstanding infrastructure loan balance at April 30, 2024 and at October 31, 2023, was $1.6 million, respectively. During the three months ended April 30, 2024 and 2023, we incurred $3.1 million and $0.2 million of cost of sales to Don Memo pursuant to our purchase consignment agreement. During the six months ended April 30, 2024 and 2023, we incurred $7.3 million and $5.2 million of cost of sales to Don Memo pursuant to our purchase consignment agreement.

Belher

We make advances to Belher for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. We had grower advances due from Belher totaling $5.4 million as of October 31, 2023, which are netted against the grower payable. We had grower payables due to Belher totaling $4.3 million as of April 30, 2024, which are netted against the grower advances. In July 2021, we made a bridge loan of $3.5 million to Belher. This loan is secured by certain farmland in Mexico and accrues interest at 10%. As part of this loan agreement, we can withhold payments on both the infrastructure advances and the bridge loan through the netting against the grower payable due to Belher. The total outstanding bridge loan balance at April 30, 2024 and October 31, 2023, was $1.1 million and $1.7 million, respectively, which is included in prepaid expenses and other current assets. During the three months ended April 30, 2024 and 2023, we incurred $22.0 million and $10.3 million of cost of sales to Belher pursuant to our purchase consignment agreement. During the six months ended April 30, 2024 and 2023, we incurred $25.0 million and $14.2 million of cost of sales to Belher pursuant to our purchase consignment agreement.

Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”)

In August 2015, we entered into a Shareholder’s Agreement with various Mexican partners and created Avocados de Jalisco. Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. As of April 30, 2024, this entity was approximately 83% owned by Calavo and was consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico, which began operations in June of 2017. During the three months ended April 30, 2024 and 2023 we purchased approximately $1.1 million and $0.6 million of avocados from the partners of Avocados de Jalisco. During the six months ended April 30, 2024 and 2023 we purchased approximately $3.6 million and $4.3 million of avocados from the partners of Avocados de Jalisco.

5.	Other assets

Other assets consist of the following (in thousands):

	April 30,	October 31,
	2024	2023
Mexican IVA (i.e. value-added) taxes receivable, net (see Note 10)	$55,555	$49,888
Infrastructure advances	1,641	1,641
Other	766	852
Total	$57,962	$52,381

6.	Stock-Based Compensation

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

Restricted Stock Awards (RSAs)

The total recognized stock-based compensation expense for restricted stock awards was $1.2 million for the three months ended April 30, 2023. The total recognized stock-based compensation expense for restricted stock awards was less than $0.1 million and $1.7 million for the six months ended April 30, 2024 and 2023, respectively. As of April 30, 2024, there was no unrecognized stock-based compensation costs related to non-vested RSAs.

A combined summary of restricted stock award activity, related to our 2011 and 2020 Plans, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at January 31, 2024	1	$41.39
Vested	(1)	$41.39
Outstanding at April 30, 2024	—	$—	$—

		Weighted-Average	Aggregate
	Number of Shares	Grant Price	Intrinsic Value
Outstanding at October 31, 2023	29	$35.24
Vested	(29)	$35.24
Outstanding at April 30, 2024	—	$—	$—

Restricted Stock Units (RSUs) and Performance Restricted Stock Units (PRSUs)

On November 1, 2023, each of our eight directors were granted 4,929 RSUs (for a total of 39,432 RSUs) at a price of $24.35 that will vest November 1, 2024.

The total recognized stock-based compensation expense for RSUs was $0.3 million and $0.5 million for the three months ended April 30, 2024 and 2023, respectively. The total recognized stock-based compensation expense for RSUs was $0.8 million and $0.9 million for the six months ended April 30, 2024 and 2023, respectively. As of April 30, 2024, there was $1.2 million of unrecognized stock-based compensation costs related to non-vested RSUs, which the Company expects to recognize over a weighted-average period of 1.0 years.

A summary of RSU activity, related to our 2020 Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average	Aggregate
	Represented	Grant Price	Intrinsic Value
Outstanding at January 31, 2024	72	$29.35
Forfeited	(4)	$35.18
Outstanding at April 30, 2024	68	$28.98	$1,815

	Number of Shares	Weighted-Average	Aggregate
	Represented	Grant Price	Intrinsic Value
Outstanding at October 31, 2023	51	$35.36
Granted	39	$24.35
Vested	(17)	$34.24
Forfeited	(5)	$35.08
Outstanding at April 30, 2024	68	$28.98	$1,815

At the end of each reporting period, the Company will adjust compensation expense for the PRSUs based on its best estimate of attainment of the specified performance targets. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs that are expected to be earned will be recognized as an adjustment in the period of the adjustment. As of April 30, 2024, the Company still believes that it is not probable that any of the PRSUs for the 2023 and 2022 three-year cumulative performance grant will vest.

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

There was no stock option activity for the three and six months ended April 30, 2024. A summary of stock option activity, related to our 2011 and 2020 Plans, is as follows (in thousands, except for weighted-average exercise price):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at January 31, 2024	525	$25.44
Outstanding at April 30, 2024	525	$25.44	$512
Vested and Exercisable at April 30, 2024	219	$26.48	$512

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2023	525	$25.44
Outstanding at April 30, 2024	525	$25.44	$512
Vested and Exercisable at April 30, 2024	219	$26.48	$512

The total stock-based compensation expense for options was $0.2 million and $0.1 million for the three months ended April 30, 2024 and 2023, respectively. The total stock-based compensation expense for options was $0.6 million and $0.1 million for the six months ended April 30, 2024 and 2023, respectively. As of April 30, 2024, there was less than $0.1 million of unrecognized stock-based compensation costs related to non-vested options, which the Company expects to recognize over a weighted-average remaining period of 2.6 years.

7.	Other events

Dividend payments

On January 31, 2024, we paid a dividend of $0.10 per share, or an aggregate of $1.8 million, to shareholders of record on January 26, 2024. On April 29, 2024, we paid a dividend of $0.10 per share, or an aggregate of $1.8 million, to shareholders of record on April 1, 2024.

Restricted cash

In the prior year, in connection with the the refinancing of our credit facility, we temporarily posted $0.8 million of cash collateral to satisfy certain collateral requirements as we transitioned banks providing letters of credit related to our workers compensation insurance policies. In the first quarter 2024, this restriction was released.

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

2013 Assessment

In January 2017, Calavo de Mexico (“CDM”) received preliminary observations from the Servicio de Administracion Tributaria in Mexico (the “SAT”) related to an audit for fiscal year 2013 outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and IVA. We provided a written rebuttal to these preliminary observations during our second fiscal quarter of 2017.

In July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approximately $152.9 million USD at April 30, 2024) related to income tax, flat rate business tax, and value added tax, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of April 30, 2024 to the amount of $3.08 billion Mexican pesos (approx. $181.1 million USD).  Additionally, the tax authorities have determined that we owe our employees profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $6.9 million USD at April 30, 2024). In August 2018, we filed an Administrative Appeal on the 2013 Assessment, appealing our case to the SAT’s central legal department in Michoacan.

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

SAT formally rejected our request for Reconsideration on January 3, 2022. CDM has filed an Amparo on April 22, 2024 and an Appeal on April 30, 2024 before the Circuit Court challenging the last resolution from March 25, 2024 where the tax authority considered that the filing of the administrative reconsideration was not legally viable because there was a legal remedy already filed that coexists with the administrative reconsideration, that is, the Annulment Suit.

On August 20, 2021 CDM filed an Annulment Suit (the “Annulment Suit”) with the Federal Tax Court, which among other things, strongly contends that the notifications made by the SAT to CDM and its designated advisors of the resolution of the Administrative Appeal in March 2021 were not legally communicated. In addition, the Annulment Suit asserts the same matters central to the Reconsideration, as described above, as wrongly concluded in the resolution of the Administrative Appeal.

On October 13, 2023, the Company filed an extension of the Annulment Suit filed on August 20, 2021, as a result of the response to the lawsuit filed by the Tax Authority, pointing out that the Tax Authority’s resolution is unlawful due to improper substantiation and motivation, because of the following:

●	The QR Code does not allow the company to verify the veracity of the document,
●	The notification of the tax assessment was not sent to the phone number indicated by the company, when the Tax Authority was obliged to do so, among others.

On November 14, 2023, the Tax Court notified the admission of the extension of the lawsuit was filed.

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Annulment Suit in the Tax Court, we also believe that it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. In accordance with our cumulative probability analysis on uncertain tax positions, settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico, and the value of CDM assets, we recorded a provision of $11 million, in the third quarter of fiscal 2021, as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We believe that this provision remains appropriate as of April 30, 2024 based on our cumulative probability analysis. We incurred $0.2 million and $0.6 million of related professional fees for the three and six months ended April 30, 2024, respectively, which have been recorded in Expenses related to Mexican Tax matters on the consolidated statements of operations.

8.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Three months ended April 30,
Avocados de Jalisco noncontrolling interest	2024	2023

Noncontrolling interest, beginning	$1,402	$1,288
Net income attributable to noncontrolling interest of Avocados de Jalisco	37	35
Noncontrolling interest, ending	$1,439	$1,323

	Six months ended April 30,
Avocados de Jalisco noncontrolling interest	2024	2023

Noncontrolling interest, beginning	$1,392	$1,015
Net income attributable to noncontrolling interest of Avocados de Jalisco	47	308
Noncontrolling interest, ending	$1,439	$1,323

9.	Earnings per share

Basic and diluted net income (loss) per share is calculated as follows (data in thousands, except per share data):

	Three months ended April 30,
	2024	2023
Numerator:
Net income from continuing operations	$6,507	$1,447
Add: Net income attributable to noncontrolling interest	(37)	(35)
Net income from continuing operations attributable to Calavo Growers, Inc.	6,470	1,412
Net loss from discontinued operations (refer to Note 11)	(408)	(5,407)
Net income (loss) attributable to Calavo Growers, Inc.	$6,062	$(3,995)

Denominator:
Weighted average shares - Basic	17,800	17,721
Effect on dilutive securities – Restricted stock/units/options	72	162
Weighted average shares - Diluted	17,872	17,883

Net income from continuing operations
Basic	$0.36	$0.08
Diluted	$0.36	$0.08

Net loss from discontinued operations (refer to Note 11)
Basic	$(0.02)	$(0.31)
Diluted	$(0.02)	$(0.31)

Net loss per share attributable to Calavo Growers, Inc:
Basic	$0.34	$(0.23)
Diluted	$0.34	$(0.23)

	Six months ended April 30,
	2024	2023
Numerator:
Net income from continuing operations	$3,933	$1,002
Add: Net income attributable to noncontrolling interest	(47)	(308)
Net income (loss) from continuing operations attributable to Calavo Growers, Inc.	3,886	694
Net loss from discontinued operations (refer to Note 11)	(4,091)	(7,757)
Net income (loss) attributable to Calavo Growers, Inc.	$(205)	$(7,063)

Denominator:
Weighted average shares - Basic	17,800	17,697
Effect on dilutive securities – Restricted stock/units/options	66	160
Weighted average shares - Diluted	17,866	17,857

Net income from continuing operations
Basic	$0.22	$0.04
Diluted	$0.22	$0.04

Net loss from discontinued operations (refer to Note 11)
Basic	$(0.23)	$(0.44)
Diluted	$(0.23)	$(0.44)

Net loss per share attributable to Calavo Growers, Inc:
Basic	$(0.01)	$(0.40)
Diluted	$(0.01)	$(0.40)

10.	Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (“IVA”) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts recoverable from the Mexican government.

As of April 30, 2024, and October 31, 2023, CDM IVA receivables totaled $55.6 million (952.8 million Mexican pesos) and $49.9 million (913.6 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2024, the tax authorities began objecting to refund requests and supporting documentation that had previously been deemed acceptable to process a refund. Additionally, they are also contesting the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or other legal means.

During the first quarter of fiscal 2017, the tax authorities informed us that their internal opinion, based on the information provided by the local SAT office, considers that CDM was not properly documented relative to its declared tax structure and therefore CDM could not claim the refundable IVA balance. CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes. CDM started an Administrative Appeal for the IVA related to the request of the months of July, August and September of 2015 (the “2015 Appeal”) in order to assert its argument that CDM is properly documented and to therefore change the SAT’s internal assessment. In August 2018, we received a favorable ruling from the SAT’s Legal Administration in Michoacan on the 2015 Appeal indicating that they believe CDM’s legal interpretation of its declared tax structure is indeed accurate. While favorable on this central matter of CDM’s declared tax structure, the ruling, however, still does not recognize the taxpayer’s right to a full refund for the IVA related to the months of July, August and September 2015. Therefore, in October 2018,

CDM filed a substance-over-form Annulment Suit in the Federal Tax Court to recover its full refund for IVA over the subject period.

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

We believe that our operations in Mexico are properly documented, and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding IVA amounts. With assistance from our internationally recognized tax advisory firm, as of April 30, 2024, CDM has filed Administrative Appeals for months for which IVA refunds have been denied by the SAT, and will continue filing such appeals for any months for which refunds are denied in the future. Therefore, it is probable that the Mexican tax authorities will ultimately authorize the refund of the remaining IVA amounts.

11.Assets Held for Sale and Discontinued Operations

We and certain of our subsidiaries have entered into non-binding negotiations regarding the potential sale of all of the assets used in our Fresh Cut business and certain related real property. The terms, including price and structure, remain under negotiation, and we are targeting completion of the Proposed Transaction during the third quarter of fiscal 2024. The Fresh Cut business represents substantially all of the business of the Prepared segment other than the guacamole business, which would be retained following the Proposed Transaction.

During the six-month period ended April 30, 2024, management has concluded that the Fresh Cut business meets the requirements to be classified as held for sale and discontinued operations. As a result, the financial results of that business are reported as discontinued operations in the accompanying statements of operations, and its assets and liabilities are reflected as amounts held for sale in the accompanying balance sheets. The Company's reporting segments have also been changed for the effects of the planned divestiture, as described in Note 2.

The following table presents the major classes of assets and liabilities of the Fresh Cut business that are classified as held for sale in the accompanying balance sheets (in thousands).

	April 30,	October 31,
	2024	2023

Accounts receivable, net	$26,532	$27,479
Inventories, net	7,485	7,859
Prepaid expenses and other current assets	2,529	2,195
Property, plant, and equipment, net	49,872	51,805
Operating lease right-of-use assets	28,942	29,676
Goodwill	18,442	18,442
Intangibles	5,047	5,423
Other assets	78	78
Total assets held for sale	$138,927	$142,957

Trade accounts payable	$9,901	$10,440
Accrued expenses	11,901	15,299
Current portion of operating leases	3,360	3,399
Current portion of long-term obligations and finance leases	467	773
Long-term operating leases, less current portion	26,520	28,065
Long-term obligations and finance leases, less current portion	908	1,002
Other long-term liabilities	204	228
Total liabilities held for sale	$53,261	$59,206

Goodwill related to our Prepared segment was allocated between our Fresh Cut and guacamole businesses based on the relative fair value of the disposal group and the portion of the reporting unit to be retained.

The following table summarizes the results of operations of the Fresh Cut business that are being reported as discontinued operations (in thousands):

	Three months ended		Six months ended
	April 30,		April 30,
	2024	2023	2024	2023

Net sales	$83,959	$86,410	$170,372	$179,851
Cost of sales	80,149	87,044	165,731	179,138
Gross profit (loss)	3,810	(634)	4,641	713
Selling, general and administrative	4,207	4,715	8,703	9,426
Operating loss	(397)	(5,349)	(4,062)	(8,713)
Interest expense	(26)	(29)	(54)	(68)
Other income (expense), net	15	(29)	25	(15)
Loss from discontinued operations before income taxes	(408)	(5,407)	(4,091)	(8,796)
Income tax benefit	—	—	—	1,039
Net loss from discontinued operations	$(408)	$(5,407)	$(4,091)	$(7,757)

Select cash flow information related to the Fresh Cut business follows (in thousands):

	Six months ended
	April 30,
	2024	2023

Net cash used in operating activities	$(1,970)	$(3,770)
Net cash used in investing activities	$(353)	$(4,651)

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

Recent Developments

Dividend payments

On January 31, 2024, we paid a dividend of $0.10 per share, or an aggregate of $1.8 million, to shareholders of record on January 26, 2024. On April 29, 2024, we paid a dividend of $0.10 per share, or an aggregate of $1.8 million, to shareholders of record on April 1, 2024.

Sale of Fresh Cut

We and certain of our subsidiaries have entered into non-binding negotiations regarding the potential sale of all of the assets used in our Fresh Cut business and certain related real property (the “Proposed Transaction”). The terms, including price and structure, remain under negotiation, and we are targeting completion of the Proposed Transaction during the third quarter of fiscal 2024. The Fresh Cut business represents substantially all of the business of the Prepared segment other than the guacamole business, which would be retained following the Proposed Transaction. See also “Discontinued Operations” below.

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

Although unanticipated issues may arise, we currently expect the costs associated with the Company’s investigation effort to decline beginning in the third quarter.

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

There have been no material changes in our critical accounting estimates during the three months ended April 30, 2024, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2023.

Discontinued Operations

We and certain of our subsidiaries have entered into non-binding negotiations regarding the potential sale of all of the assets used in our Fresh Cut business and certain related real property. The terms, including price and structure, remain under negotiation, and we are targeting completion of the Proposed Transaction during the third quarter of fiscal 2024. The Fresh Cut business represents substantially all of the business of the Prepared segment other than the guacamole business, which would be retained following the Proposed Transaction.

The financial results of the Fresh Cut business have been classified as discontinued operations in the statements of operations and its assets and liabilities have been classified as held for sale in the balance sheets included herein. Unless otherwise noted, amounts and disclosures in this section, relate to our continuing operations (except for the Liquidity and Capital Resources section).

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

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
Net income from continuing operations	$6,507	$1,447	$3,933	$1,002
Add: Net income attributable to noncontrolling interest	(37)	(35)	(47)	(308)
Net income (loss) from continuing operations attributable to Calavo Growers, Inc.	6,470	1,412	3,886	694
Non-GAAP adjustments:
Non-cash (income) loss recognized from unconsolidated entities (a)	(204)	56	(205)	(100)
Impairment, losses and charges related to property, plant and equipment (b)	—	235	—	235
Restructure costs - consulting, management recruiting and severance (c)	550	3,557	1,037	3,760
Expenses related to Mexican tax matters (d)	202	386	585	2,434
Legal settlement and related expenses (e)	—	700	—	700
Professional fees related to FCPA Mexico investigation (f)	2,656	—	5,036	—
Tax impact of adjustments (g)	(774)	(1,206)	(1,613)	(1,757)
Adjusted net income from continuing operations	$8,900	$5,140	$8,726	$5,966

Calavo Growers, Inc.’s continuing operations per share:
Diluted EPS from continuing operations (GAAP)	$0.36	$0.08	$0.22	$0.04
Adjusted net income from continuing operations per diluted share	$0.50	$0.29	$0.49	$0.33

Number of shares used in per share computation:
Diluted	17,872	17,883	17,866	17,857

(a)	For the three months ended April 30, 2024 and 2023, we realized income of $0.2 million and losses of $0.1 million from Agricola Don Memo. For the six months ended April 30, 2024 and 2023, we realized income of $0.2 million and income of $0.1 million from Agricola Don Memo.
(b)	On April 1, 2023, we completed the divesture of our salsa business in our Prepared segment and incurred $0.2 million in losses related to the disposal of property, plant and equipment.
(c)	For the three months ended April 30, 2024, we incurred $0.6 million in severance and other costs related to the departure of certain members of management. For the six months ended April 30, 2024, we incurred $0.9 million in severance and other costs and $0.1 million in stock-based compensation related to the departure of certain members of management.

For the three and six months ended April 30, 2023, we recorded $0.6 million in severance costs as part of U.S. restructuring efforts. In addition, we incurred $1.2 million in severance and other costs and $1.2 million in stock-based compensation related to the departure of our former Chief Executive Officer. Additionally, we incurred $0.6 million related to the divesture of Salsa Lisa.

(d)	For the three and six months ended April 30, 2024, we incurred $0.2 million and $0.6 million of professional fees related to the Mexican tax matters, respectively. For the three and six months ended April 30, 2023, we recognized a reserve of $0.4 million and $2.4 million related to the Mexican tax matters, respectively.
(e)	For the three and six months ended April 30, 2023, we accrued $0.6 million in a legal settlement from a dispute from over five years ago connected to an old unused distribution agreement that was entered into over a decade ago. This legal settlement was considered out of the ordinary due to the length it took to settle and since we have not done business with this party for many years. There are no other similar matters outstanding. In addition, we incurred $0.1 million in associated legal fees.
(f)	For the three and six months ended April 30, 2024, we incurred $2.7 million and $5.0 million of professional fee expenses related to the FCPA investigation in Mexico, respectively. See further information in Note 7 to the consolidated financial statements.
(g)	Tax impact of non-GAAP adjustments are based on effective year-to-date tax rates.

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

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
Net income from continuing operations	$6,507	$1,447	$3,933	$1,002
Add: Net income attributable to noncontrolling interest	(37)	(35)	(47)	(308)
Net income (loss) from continuing operations attributable to Calavo Growers, Inc.	6,470	1,412	3,886	694
Interest Income	(115)	(90)	(240)	(363)
Interest Expense	962	244	1,786	621
Provision for Income Taxes	390	484	963	443
Depreciation and Amortization	2,078	2,070	4,110	4,024
Stock-Based Compensation	456	2,113	1,348	3,305
EBITDA from continuing operations	$10,241	$6,233	$11,853	$8,724

Adjustments:
Non-cash (income) loss recognized from unconsolidated entities (a)	(204)	56	(205)	(100)
Impairment, losses and charges related to property, plant and equipment (b)	—	235	—	235
Restructure costs - consulting and management recruiting and severance (c)	550	2,327	967	2,530
Expenses related to Mexican tax matters (d)	202	386	585	2,434
Legal settlement and related expenses (e)	—	700	—	700
Professional fees related to FCPA Mexico investigation (f)	2,656	—	5,036	—
Adjusted EBITDA from continuing operations	$13,445	$9,937	$18,236	$14,523

See prior page for footnote references

Results of Operations

Net Sales

The following table summarizes our net sales by business segment for each of the three and six months ended April 30, 2024 and 2023:

	Three months ended April 30,			Six months ended April 30,
	2024	Change	2023	2024	Change	2023
Gross sales:
Grown	$166,755	19%	$140,301	$279,781	8%	$258,050
Prepared	17,628	(2)%	17,978	32,208	(2)%	32,992
Total net sales	$184,383	16%	$158,279	$311,989	7%	$291,042

As a percentage of sales:
Grown	90.4%		88.6%	89.7%		88.7%
Prepared	9.6%		11.4%	10.3%		11.3%
	100.0%		100.0%	100.0%		100.0%

Summary

Net sales for the three months ended April 30, 2024, compared to the corresponding period in fiscal 2023, increased by $26.1 million, or approximately 16%. This increase was across the Grown segment. Net sales for the six months ended April 30, 2024, compared to the corresponding period in fiscal 2023, increased by $21.6 million, or approximately 7%. This increase was across the Grown segment.

We will continue to pursue grower recruitment opportunities and expand relationships with retail and foodservice customers to fuel net sales growth in each of our business segments. Our Grown and Prepared segments of our business are subject to seasonal trends which can impact the volume and quality of raw materials sourced in any particular quarter.

Grown products

Second Quarter 2024 vs. Second Quarter 2023

Net sales for the Grown products business increased by approximately $26.5 million, or 19%, for the second quarter of fiscal 2024 compared to the corresponding period in fiscal 2023. The increase in Grown product sales during the second quarter of fiscal 2024 was primarily related to an increase in sales of avocados and tomatoes.

Sales of avocados increased $14.1 million, or 12%, for the second quarter of 2024 compared to the prior year period. The increase in avocado sales during the second quarter of fiscal 2024 was primarily related to an increase in the sales price per carton by approximately 28%, partially offset by a decrease of cartons sold by 13%, as we continue to prioritize margin over volume in our sourcing and sales decisions. The increase in the sales price per carton was mainly due to strong demand for avocados.

Sales of tomatoes increased $11.9 million, or 73%, for the second quarter of 2024, when compared to the prior year period. The increase in tomato sales was due to an increase in volume of tomatoes sold of approximately 28% in the second quarter of 2024, compared to the same prior year period. In addition, the sales price per carton of tomatoes increased by approximately 35%.

Six Months Ended April 30, 2024 vs. Six Months Ended April 30, 2023

Net sales for the Grown products business increased by approximately $23.5 million, or 8%, for the six months ended April 30, 2024 compared to the corresponding period in fiscal 2023. The increase in Grown product sales during the six months ended April 30, 2024 was primarily related to an increase in sales of avocados due to an overall increase in the sales prices per carton, in addition, sales of tomatoes increased due to an increase in pounds sold and an increase in the sales prices per pound for tomatoes.

Sales of avocados increased $12.4 million, or 6%, for the six months ended April 30, 2024 compared to the prior year period. The increase in avocado sales during the six months ended April 30, 2024 was primarily related to an increase in sales prices per carton of approximately 25%, partially offset by a decrease in cartons sold by 16%. The increase in the sales price per carton was mainly due to strong demand for avocados.

Sales of tomatoes increased $9.3 million, or 31%, for the six months ended April 30, 2024, when compared to the prior year period. The increase in tomato sales was primarily due to an increase in the sales price per carton of tomatoes which increased by approximately 20%, as well as an increase in the volume of tomatoes sold of approximately 9% in the first quarter of 2024, compared to the same prior year period.

Prepared products

Second Quarter 2024 vs. Second Quarter 2023

Net sales for the Prepared products business decreased by approximately $0.3 million, for the three months ended April 30, 2024 compared to the corresponding period in fiscal 2023. This decrease in Prepared product sales during the three months ended April 30, 2024 was primarily related to the divestiture of our salsa business in June 2023.

Six Months Ended April 30, 2024 vs. Six Months Ended April 30, 2023

Net sales for the Prepared products business decreased by approximately $0.8 million, for the three months ended April 30, 2024 compared to the corresponding period in fiscal 2023. This decrease in Prepared product sales during the three months ended April 30, 2024 was primarily related to the divestiture of our salsa business in June 2023.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three months ended April 30, 2024 and 2023:

	Three months ended April 30,			Six months ended April 30,
	2024	Change	2023	2024	Change	2023

Gross profit (loss):
Grown	$16,049	27%	$12,599	$24,187	10%	$22,080
Prepared	4,308	40%	3,072	8,638	29%	6,676
Total gross profit	$20,357	30%	$15,671	$32,825	14%	$28,756

Gross profit percentages:
Grown	9.6%		9.0%	8.6%		8.6%
Prepared	24.4%		17.1%	26.8%		20.2%
Consolidated	11.0%		9.9%	10.5%		9.9%

Summary

Our cost of goods sold consists predominantly of ingredient costs (fruit and other food products), packing materials, freight and handling, labor and overhead (including depreciation) associated with packing, distributing and/or preparing food products, and other direct expenses pertaining to products sold.

Gross profit increased by approximately $4.7 million, or 30%, for the second quarter of fiscal 2024 compared to the corresponding period in fiscal 2023. The increase in gross profit was across both segments. Gross profit increased by approximately $4.1 million, or 14%, for the six months ended April 30, 2024 compared to the corresponding period in fiscal 2023. The increase in gross profit was across both segments.

Grown products

The increase in our Grown products gross profit for the quarter ended April 30, 2024 was primarily the result of increased gross profit for avocados and tomatoes. For the second quarter of fiscal 2024, the gross profit for avocados increased by approximately $1.7 million or 15%. For the second quarter of fiscal 2024, the gross profit percentage for avocados was 9.6% compared to 9.3% for the second quarter of 2023. For the second quarter of fiscal 2024, the gross profit for tomatoes increased by approximately $1.5 million or 123%. This increase is mainly due to higher volumes of tomatoes of 28% and an increase in the sale price per carton of 35%.

Gross profit for the quarter was also affected by the change in the value of the U.S. dollar in relation to the Mexican peso during the quarter, resulting in a $0.3 million net loss related the remeasurement of peso-dominated net assets at our Mexican subsidiaries. This is in comparison to a remeasurement gain of $1.0 million for the same period last year.

The increase in our Grown products gross profit for the six months ended April 30, 2024 was primarily the result of increased gross profit for avocados and tomatoes. For the six months ended April 30, 2024, the gross profit for avocados increased by approximately $1.7 million or 9%. For the six months ended April 30, 2024, the gross profit percentage for avocados was 8.9% compared to 8.7% for the six months ended April 30, 2023. For the six months ended April 30, 2024, the gross profit for tomatoes increased by approximately $0.4 million or 18%.

Gross profit for the six months ended April 30, 2024 was also affected by the change in the value of the U.S. dollar in relation to the Mexican peso during the six months ended April 30, 2024, resulting in a $1.4 million net gain related to the remeasurement of peso-dominated net assets at our Mexican subsidiaries. This is in comparison to a remeasurement gain of $2.2 million for the same period last year.

Note that any additional significant fluctuations in the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profits for our Grown products segment.

Prepared products

The increase in our Prepared products gross profit for the three and six months ended April 30, 2024 was the result of increased gross profit in our guacamole products.

Guacamole products gross profit percentage for the three months ended April 30, 2024 was 24.4%, compared to a gross profit of 21.8% for the prior year period. Guacamole products gross profit percentage for the six months ended April 30, 2024 was 26.8%, compared to a gross profit of 23.7% for the prior year period. The increase in gross profit percentage for the three and six months ended April 30, 2024 in guacamole products was primarily due to lower raw product fruit costs and manufacturing improvements.

Any significant fluctuation in the cost of fruit used in the production process or the exchange rate between the U.S. dollar and the Mexican peso may have a material impact on future gross profit for our Prepared segment.

Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,
	2024	Change	2023	2024	Change	2023

	(Dollars in thousands)			(Dollars in thousands)
Selling, general and administrative	$13,020	(3)%	$13,361	$26,483	6%	$25,003
Percentage of net sales	7.1%		8.4%	8.5%		8.6%

Selling, general and administrative expenses of $13.0 million for the three months ended April 30, 2024 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses decreased by $0.3 million, or 3%, for the three months ended April 30, 2024 compared to the prior year period. This decrease was primarily due to $1.2 million in severance and other costs and $1.2 million in stock-based compensation, in the prior year, related to the departure of our former Chief Executive Officer. In addition, in the prior year, we incurred $0.7 million in a legal settlement and associated legal costs. Partially offsetting these decreases, was an increase of $2.7 million in professional fees for the FCPA Mexico investigation and related expenses.

Selling, general and administrative expenses of $26.5 million for the six months ended April 30, 2024 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $1.5 million, or 6%, for the six months ended April 30, 2024 compared to the prior year period. This increase was primarily due to an increase of $5.0 million in professional fees for the FCPA Mexico investigation and related expenses. Partially offsetting this increase, were decreases due to $1.2 million in severance and other costs and $1.2 million in stock-based compensation, in the prior year, related to the departure of our former Chief Executive Officer. In addition, in the prior year, we incurred $0.7 million in a legal settlement and associated legal costs.

Income (loss) from unconsolidated entities

	Three months ended April 30,			Six months ended April 30,
	2024	Change	2023	2024	Change	2023

	(Dollars in thousands)			(Dollars in thousands)
Income (loss) from unconsolidated entities	$204	(464)%	$(56)	$205	105%	$100

Income from unconsolidated entities includes our participation in earnings or losses from our investments in Don Memo. For the three months ended April 30, 2024 and 2023 we realized income of $0.2 million and a loss of $0.1 million from Agricola Don Memo, respectively. For the six months ended April 30, 2024 and 2023 we realized income of $0.2 million and income of $0.1 million from Agricola Don Memo, respectively.

Income Tax Expense

	Three months ended April 30,			Six months ended April 30,
	2024	Change	2023	2024	Change	2023

Income tax expense	$(390)	(19)%	$(484)	$(963)	117	$(443)
Effective tax rate	5.7%		25.1%	19.7%		30.7%

Our tax provision is determined using an estimated annual effective tax rate and is adjusted for discrete taxable events that may occur during the quarter. The effective tax rate for the three and six-months ended April 30, 2024, is lower than the effective tax rate for the three and six-months ended April 30, 2023, primarily due to the valuation allowances on the Company’s net domestic deferred tax assets as it is more likely than not that all of the deferred tax assets will not be realized.

Liquidity and Capital Resources

Cash provided by operating activities was $2.2 million for the six months ended April 30, 2024, compared to cash used by operating activities of $3.8 million for the corresponding period in fiscal 2023. Cash provided by operating activities for the six months ended April 30, 2024 reflects primarily our net loss of $0.2 million, non-cash activities (depreciation and amortization, stock-based compensation expense, provision for losses on accounts receivable, losses from unconsolidated entities, loss on disposal of property, plant and equipment, and gain on the sale of the Temecula packinghouse) of $7.3 million and a net effect of changes in operating assets and liabilities of $5.0 million.

Changes in operating assets and liabilities inclued an increase in accounts receivable of $21.3 million, an increase in inventory of $9.6 million, an increase in other assets of $5.7 million, and an increase in income taxes receivable of $1.0 million offset by an increase in payable to growers of $22.7 million, a decrease in advances to suppliers of $4.1 million, a net decrease in accounts payable accrued expenses and other liabilities of $3.3 million and a decrease in prepaid expenses and other current assets of $2.6 million.

The increase in our accounts receivable is due to an increase in sales for the month of April 2024 compared to October 2023. The increase in our inventory as of April 30, 2024, when compared to October 31, 2023, is primarily due to higher inventory of California avocados. The increase in other assets as of April 30, 2024, when compared to October 31, 2023, is primarily due to an increase in Mexican IVA taxes receivable. The increase in payable to growers is mostly due to higher volume of California avocados and tomatoes in April 2024 compared to October 2023. The decrease in our prepaid and other current assets is primarily due to a deposit as of October 31, 2023 for collateral in connection with our workers compensation insurance policies while we were in the process of obtaining a letter of credit, which has since been repaid. The decrease in advances to suppliers is mainly due to preseason advances being repaid through settlement to our tomato consignment growers. The decrease in accounts payable, accrued expenses and other liabilities is primarily related to the timing of payments in April 2024.

Cash used in investing activities was $2.4 million for the six months ended April 30, 2024, which related to purchases of property, plant, and equipment.

Cash provided by financing activities was $1.6 million for the six months ended April 30, 2024, which related principally to net receipts on our credit facility totaling $7.0 million, partially offset by payments of $3.6 million in dividends, payments on long-term obligations of $0.9 million, the payment of minimum withholding of taxes on the net settling of shares of $0.6 million, and payments on the term loan $0.2 million.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our existing credit facility. Cash and cash equivalents as of April 30, 2024 and October 31, 2023 totaled $4.3 million and $2.9 million. Our working capital at April 30, 2024 was $54.4 million, compared to $51.6 million at October 31, 2023.

As discussed in the Overview section above, we and certain of our subsidiaries have entered into non-binding negotiations regarding the potential sale of all of the assets used in our Fresh Cut business and certain related real property. The Proposed Transaction is expected to close in the third quarter of fiscal 2024. If completed, we expect to use the net proceeds from the Proposed Transaction primarily for the reduction of debt and return of cash to shareholders.

We believe that cash flows from operations, availability under our credit facility, and other sources will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for the foreseeable future.

On June 26, 2023, Calavo and certain subsidiaries entered into a Credit Agreement (the “Credit Agreement”) by and among Calavo, certain subsidiaries of Calavo as guarantors, and Wells Fargo Bank, National Association, as agent and lender (“Agent”). The Credit Agreement provides for a revolving credit facility (the Revolving Loans”) of up to $90.0 million, along with a capex credit facility of up to $10.0 million (the “Term Loan”).

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

As of April 30, 2024, we were in compliance with the financial covenants. As of April 30, 2024, approximately $43.0 million was available for borrowing, based on our borrowing base calculation discussed above.

The weighted-average interest rate under the credit facility was 7.1% at April 30, 2024.  Under the credit facility, we had $42.0 million and $3.8 million outstanding related to the revolving loans and Term Loan, respectively, as of April 30, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, accounts payable, current and long-term borrowings pursuant to our credit facility, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of April 30, 2024.

(All amounts in thousands)	Expected maturity date April 30,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$4,273	$—	$—	$—	$—	$—	$4,273	$4,273
Accounts receivable (1)	56,142	—	—	—	—	—	56,142	56,142
Advances to suppliers (1)	11,196	—	—	—	—	—	11,196	11,196

Liabilities
Payable to growers (1)	$37,491	$—	$—	$—	$—	$—	$37,491	$37,491
Accounts payable (1)	6,505	—	—	—	—	—	6,505	6,505
Borrowings pursuant to credit facility (1)	—	—	—	42,025	—	—	42,025	42,025
Term loan (1)	813	692	692	1,625	—	—	3,822	3,822
(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, and accounts payable approximate their fair value due to the short maturity of these financial instruments and the carrying amount of borrowings pursuant to our credit facility approximates fair market value due to the variable rate of interest.

We were not a party to any derivative instruments during the fiscal year. It is currently our practice not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy Mexican cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Management does, however, evaluate this opportunity from time to time. Total foreign currency remeasurement losses for the three months ended April 30, 2024, net of gains, was $0.3 million. Total foreign currency remeasurement gains for the three months ended April 30, 2023, net of losses, was $1.0 million. Total foreign currency remeasurement gains for the six months ended April 30, 2024 and 2023, net of losses, was $1.4 million and $2.2 million, respectively.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to Note 7 to the consolidated financial statements included in this Quarterly Report for further information.

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

ITEM 5. OTHER INFORMATION

Trading Plans

During the quarter ended April 30, 2024, no director or Section 16 officer adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangements.”

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

101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended April 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets as of April 30, 2024 and October 31, 2023; (2) Consolidated Statements of Operations for the three and six months ended April 30, 2024 and 2023; (3) Consolidated Statements of Cash Flows for the six months ended April 30, 2024 and 2023; (4) Consolidated Statements of Shareholders’ Equity for the three and six months ended April 30, 2024 and 2023; and (5) Notes to Consolidated Financial Statements.

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

Date: June 10, 2024
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chief Executive Officer (Principal Executive Officer)

Date: June 10, 2024
	By	/s/ Shawn Munsell
Shawn Munsell
Chief Financial Officer (Principal Financial Officer)