Form 10-Q
period 2024-07-31
CALAVO GROWERS INC
filed 2024-09-09
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

or

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

Registrant's number of shares of common stock outstanding as of August 31, 2024 was 17,801,574

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

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	July 31,	October 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$1,126	$2,091
Restricted cash	—	761
Accounts receivable, net of allowances of $3,253 (2024) and $3,364 (2023)	51,845	33,897
Inventories	31,822	31,571
Prepaid expenses and other current assets	8,855	11,739
Advances to suppliers	12,828	14,684
Current assets held for sale	128,213	37,533
Income taxes receivable	3,611	1,094
Total current assets	238,300	133,370
Property, plant, and equipment, net	55,894	60,924
Operating lease right-of-use assets	19,244	18,357
Investments in unconsolidated entities	2,528	2,902
Deferred income tax assets	3,010	3,010
Goodwill	10,211	10,211
Non-current assets held for sale	—	105,424
Intangibles, net	275	275
Other assets	52,964	52,381
	$382,426	$386,854
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$26,377	$14,788
Trade accounts payable	9,819	5,097
Accrued expenses	16,962	15,809
Current liabilities held for sale	47,254	29,911
Other current liabilities	11,000	11,000
Current portion of term loan	814	647
Current portion of operating leases	3,480	3,663
Current portion of long-term obligations and finance leases	886	831
Total current liabilities	116,592	81,746
Long-term liabilities:
Borrowings pursuant to line of credit, long-term	29,919	35,024
Long-term liabilities held for sale	—	29,295
Long-term portion of term loan	2,804	3,416
Long-term portion of operating leases	18,242	17,328
Long-term portion of obligations and finance leases	4,514	4,645
Deferred income tax liabilities	746	746
Other long-term liabilities	4,432	4,425
Total long-term liabilities	60,657	94,879
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,802 (2024) and 17,761 (2023) shares issued and outstanding)	18	18
Additional paid-in capital	177,690	176,481
Noncontrolling interest	1,409	1,392
Retained earnings	26,060	32,338
Total shareholders' equity	205,177	210,229
	$382,426	$386,854

The accompanying notes are an integral part of these consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2024	2023	2024	2023

Net sales	$179,596	$160,856	$491,585	$451,898
Cost of sales	159,503	138,852	440,071	403,554
Gross profit	20,093	22,004	51,514	48,344
Selling, general and administrative	10,510	12,994	36,993	37,997
Expenses (recovery) related to Mexican tax matters	225	(1,203)	810	1,231
Operating income	9,358	10,213	13,711	9,116
Foreign currency gain (loss)	(4,203)	2,019	(2,799)	4,435
Interest expense	(833)	(766)	(2,619)	(1,387)
Other income, net	181	177	901	824
Income before income taxes and loss from unconsolidated entities	4,503	11,643	9,194	12,988
Income tax benefit (expense)	1,441	(2,408)	478	(2,851)
Net loss from unconsolidated entities	(579)	(498)	(374)	(398)
Net income from continuing operations	5,365	8,737	9,298	9,739
Net loss from discontinued operations (refer to Note 11)	(6,127)	(2,029)	(10,218)	(9,786)
Net income (loss)	(762)	6,708	(920)	(47)
Add: Net loss (income) attributable to noncontrolling interest	30	(82)	(17)	(390)
Net income (loss) attributable to Calavo Growers, Inc.	$(732)	$6,626	$(937)	$(437)

Calavo Growers, Inc.’s net income (loss) per share:
Basic
Continuing Operations	$0.30	$0.49	$0.52	$0.53
Discontinued Operations	$(0.34)	$(0.11)	$(0.57)	$(0.55)
Net income (loss) attributable to Calavo Growers, Inc	$(0.04)	$0.37	$(0.05)	$(0.02)

Diluted
Continuing Operations	$0.30	$0.48	$0.52	$0.52
Discontinued Operations	$(0.34)	$(0.11)	$(0.57)	$(0.55)
Net income (loss) attributable to Calavo Growers, Inc	$(0.04)	$0.37	$(0.05)	$(0.02)

Number of shares used in per share computation:
Basic	17,801	17,756	17,800	17,746
Diluted	17,842	17,856	17,848	17,835

The accompanying notes are an integral part of these consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended July 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(920)	$(47)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,675	12,815
Non-cash operating lease expense	(1,739)	64
Net loss from unconsolidated entities	374	398
Impairment of goodwill	9,280	—
Divesture of Calavo Salsa Lisa	—	624
Provision for uncollectible Mexican IVA taxes receivable	165	1,404
Stock-based compensation expense	1,834	4,382
Gain on sale of Temecula packinghouse	(162)	(162)
Loss on disposal of property, plant, and equipment	56	40
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(17,243)	(17,401)
Inventories	259	(437)
Prepaid expenses and other current assets	3,492	(3,673)
Advances to suppliers	2,456	(2,481)
Income taxes receivable/payable	(2,517)	(754)
Other assets	(748)	(11,622)
Payable to growers	11,588	2,489
Trade accounts payable, accrued expenses and other liabilities	(1,267)	(4,837)
Net cash provided by (used in) operating activities	13,583	(19,198)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(2,519)	(10,092)
Net cash used in investing activities	(2,519)	(10,092)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(5,341)	(8,654)
Proceeds from revolving credit facility	95,733	215,818
Payments on revolving credit facility	(100,838)	(180,250)
Payments of debt issuance cost	—	(693)
Payments of minimum withholding taxes on net share settlement of equity awards	(625)	—
Proceeds from term loan	—	3,459
Payments on term loan	(445)	—
Payments on long-term obligations and finance leases	(1,274)	(1,409)
Proceeds from stock option exercises	—	48
Net cash provided by (used in) financing activities	(12,790)	28,319
Net decrease in cash, cash equivalents and restricted cash	(1,726)	(971)
Cash, cash equivalents and restricted cash, beginning of period	2,852	3,134
Cash, cash equivalents and restricted cash, end of period	$1,126	$2,163
Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$640	$2,016
Settlement of Agricola Belher infrastructure advance offset against payable to growers	$600	$1,700
Property, plant, and equipment included in trade accounts payable and accrued expenses	$29	$869

The accompanying notes are an integral part of these consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, April 30, 2024	17,800	$18	$177,302	$28,572	$1,439	$207,331
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	2	—	—	—	—	—
Stock-based compensation expense	—	—	388	—	—	388
Dividend declared to shareholders (0.10 per share)	—	—	—	(1,780)	—	(1,780)
Avocados de Jalisco noncontrolling interest	—	—	—	—	(30)	(30)
Net loss attributable to Calavo Growers, Inc.	—	—	—	(732)	—	(732)
Balance, July 31, 2024	17,802	$18	$177,690	$26,060	$1,409	$205,177

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, April 30, 2023	17,752	18	174,674	37,176	1,323	213,191
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	9	—	—	—	—	—
Stock compensation expense	—	—	979	—	—	979
Dividend declared to shareholders (0.10 per share)	—	—	—	(1,778)	—	(1,778)
Avocados de Jalisco noncontrolling interest	—	—	—	—	82	82
Net income attributable to Calavo Growers, Inc.	—	—	—	6,626	—	6,626
Balance, July 31, 2023	17,761	$18	$175,653	$42,024	$1,405	$219,100

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance, October 31, 2023	17,761	$18	$176,481	$32,338	$1,392	$210,229
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	41	—	(625)	—	—	(625)
Stock-based compensation expense	—	—	1,834	—	—	1,834
Dividend declared to shareholders (0.10 per share)	—	—	—	(5,341)	—	(5,341)
Avocados de Jalisco noncontrolling interest	—	—	—	—	17	17
Net loss attributable to Calavo Growers, Inc.	—	—	—	(937)	—	(937)
Balance, July 31, 2024	17,802	$18	$177,690	$26,060	$1,409	$205,177

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance, October 31, 2022	17,732	$18	$171,223	$51,115	$1,015	$223,371
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	29	—	48	—	—	48
Stock-based compensation expense	—	—	4,382	—	—	4,382
Dividend declared to shareholders (0.4875 per share)	—	—	—	(8,654)	—	(8,654)
Avocados de Jalisco noncontrolling interest	—	—	—	—	390	390
Net loss attributable to Calavo Growers, Inc.	—	—	—	(437)	—	(437)
Balance, July 31, 2023	17,761	$18	$175,653	$42,024	$1,405	$219,100

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

During the nine-months period ended July 31, 2024, management concluded that the Fresh Cut business meets the requirements to be classified as held for sale and discontinued operations. As a result, the financial results of that business are reported as discontinued operations in the accompanying statements of operations, and its assets and liabilities are reflected as amounts held for sale in the accompanying balance sheets. The Company's reporting segments have also been changed for the effects of the divestiture, as described in Note 2. For more information, see Note 11.

We completed the sale of our Fresh Cut business (formerly “RFG”) and related real estate to F&S Fresh Foods of Vineland, New Jersey, on August 15, 2024 for $83 million, subject to various closing adjustments. The Fresh Cut business represents substantially all of the business of the Prepared segment other than the guacamole business, which has been retained following the Transaction. For more information, see Note 12.

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

Prior period amounts related to foreign currency remeasurement gains (losses) have been reclassified from cost of sales to foreign currency gain (loss) to conform to the current period presentation.

Recently Issued Accounting Standards

In November 2023, the Financial Standards Accounting Board issued Accounting Standards Update 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

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

	Three months ended July 31, 2024			Three months ended July 31, 2023
	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$151,814	$—	$151,814	$127,328	$—	$127,328
Tomatoes	9,874	—	9,874	15,188	—	15,188
Papayas	2,268	—	2,268	2,338	—	2,338
Other fresh income	24	—	24	10	—	10
Guacamole	—	18,388	18,388	—	18,721	18,721
Salsa	—	—	—	—	49	49
Total gross sales	163,980	18,388	182,368	144,864	18,770	163,634
Less sales allowances	(762)	(2,010)	(2,772)	(795)	(1,983)	(2,778)
Net sales	$163,218	$16,378	$179,596	$144,069	$16,787	$160,856

	Nine months ended July 31, 2024			Nine months ended July 31, 2023
	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$387,500	$—	$387,500	$352,858	$—	$352,858
Tomatoes	49,226	—	49,226	44,503	—	44,503
Papayas	8,200	—	8,200	8,193	—	8,193
Other fresh income	72	—	72	75	—	75
Guacamole	—	54,107	54,107	—	54,421	54,421
Salsa	—	—	—	—	756	756
Total gross sales	444,998	54,107	499,105	405,629	55,177	460,806
Less sales allowances	(1,999)	(5,521)	(7,520)	(3,510)	(5,398)	(8,908)
Net sales	$442,999	$48,586	$491,585	$402,119	$49,779	$451,898

	Grown	Prepared	Total

	(All amounts are presented in thousands)
Three months ended July 31, 2024
Net sales	$163,218	$16,378	$179,596
Cost of sales	145,043	14,460	159,503
Gross profit	$18,175	$1,918	$20,093

Three months ended July 31, 2023
Net sales	$144,069	$16,787	$160,856
Cost of sales	124,734	14,118	138,852
Gross profit	$19,335	$2,669	$22,004

	Grown	Prepared	Total

	(All amounts are presented in thousands)
Nine months ended July 31, 2024
Net sales	$442,999	$48,586	$491,585
Cost of sales	402,041	38,030	440,071
Gross profit	$40,958	$10,556	$51,514

Nine months ended July 31, 2023
Net sales	$402,119	$49,779	$451,898
Cost of sales	363,120	40,434	403,554
Gross profit	$38,999	$9,345	$48,344

For the three months ended July 31, 2023, intercompany sales and cost of sales of $0.5 million between Grown products and Prepared products were eliminated. For the nine months ended July 31 2024 and 2023, intercompany sales and cost of sales of $0.6 million and $1.2 million between Grown products and Prepared products were eliminated, respectively.

Sales to customers outside the U.S. were approximately $11.9 million and $8.6 million for the three months ended July 31, 2024 and 2023. Sales to customers outside the U.S. were approximately $35.7 million and $24.1 million for the nine months ended July 31, 2024 and 2023.

The net carrying value of long-lived assets attributed to geographic areas as of July 31, 2024 and October 31, 2023, are as follows (in thousands):

	United States	Mexico	Consolidated
July 31, 2024	$21,357	$34,537	$55,894
October 31, 2023	$25,986	$34,938	$60,924

3.	Inventories

Inventories consist of the following (in thousands):

	July 31,	October 31,
	2024	2023

Fresh fruit	$13,967	$14,815
Packing supplies and ingredients	7,933	7,908
Finished prepared foods	9,922	8,848
Total	$31,822	$31,571

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions. Inventory includes reserves of $0.4 million in slow moving inventories as of July 31, 2024 and October 31, 2023.

4.	Related party transactions

Board of Directors

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. For the three and nine months ended July 31, 2024, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $1.9 million and $2.2 million, respectively. For the three and nine months ended July 31, 2023, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $2.2 million and $2.3 million, respectively. We had $0.9 million of amounts payable to these Board members as of July 31, 2024. We did not have any amounts payable to these Board members as of October 31, 2023. For the three and nine months ended July 31, 2024, we procured $3.3 million and $4.7 million of avocados from entities affiliated with our Chief Executive Officer. For the three and nine months ended July 31, 2023, we procured $1.7 million of avocados from entities affiliated with our Chief Executive Officer.

Agricola Don Memo, S.A. de C.V. (“Don Memo”)

Calavo and Agricola Belher (“Belher”) each have an equal one-half ownership interest in Don Memo. Pursuant to a management service agreement, Belher, through its officers and employees, has day-to-day power and authority to manage the operations of Don Memo.

As of July 31, 2024, and October 31, 2023, we had an investment of $2.5 million and $2.9 million, respectively, representing Calavo’s 50% ownership in Don Memo, which was included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. For the three months ended July 31, 2023, we advanced $0.2 million of preseason advances to Don Memo. For the nine months ended July 31, 2024 and 2023, we advanced $4.5 million and $4.1 million of preseason advances to Don Memo. As of July 31, 2024 and October 31, 2023, we had outstanding advances of $8.5 million and $7.3 million to Don Memo. In October 2020, we entered into an infrastructure loan agreement with Don Memo for up to $2.4 million secured by certain property and equipment of Don Memo. This infrastructure loan accrues interest at 7.25%. The total outstanding infrastructure loan balance at July 31, 2024 and at October 31, 2023, was $1.6 million, respectively, which is included in prepaids and other current asssets. During the three months ended July 31, 2024 and 2023, we incurred $3.3 million and $6.9 million of cost of sales to Don Memo pursuant to our purchase consignment agreement. During the nine months ended July 31, 2024 and 2023, we incurred $10.6 million and $13.0 million of cost of sales to Don Memo pursuant to our purchase consignment agreement.

Belher

We make advances to Belher for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. We made preseason advances for the three and nine months ended July 31, 2024, totaling $2.5 million and $3.5 million, respectively. We had grower advances due from Belher totaling $2.5 million and $5.4 million as of July 31, 2024 and October 31, 2023, which are netted against the grower payable. In July 2021, we made a bridge loan of $3.5 million to Belher. This loan is secured by certain farmland in Mexico and accrues interest at 10%. As part of this loan agreement, we can withhold payments on both the infrastructure advances and the bridge loan through the netting against the grower payable due to Belher. The total outstanding bridge loan balance at July 31, 2024 and October 31, 2023, was $1.1 million and $1.7 million, respectively, which is included in other assets. During the three months ended July 31, 2024 and 2023, we incurred $4.1 million and $2.1 million of cost of sales to Belher pursuant to our purchase consignment agreement. During the nine months ended July 31, 2024 and 2023, we incurred $29.1 million and $16.2 million of cost of sales to Belher pursuant to our purchase consignment agreement.

Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”)

In August 2015, we entered into a Shareholder’s Agreement with various Mexican partners and created Avocados de Jalisco. Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. As of July 31, 2024, this entity was approximately 83% owned by Calavo and was consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico, which began operations in June of 2017. During the three months ended July 31, 2024 and 2023 we purchased approximately $3.5 million and $2.1 million of avocados from the partners of Avocados de Jalisco. During the nine months ended July 31, 2024 and 2023 we purchased approximately $7.1 million and $6.4 million of avocados from the partners of Avocados de Jalisco.

5.	Other assets

Other assets consist of the following (in thousands):

	July 31,	October 31,
	2024	2023
Mexican IVA (i.e. value-added) taxes receivable, net (see Note 10)	$51,189	$49,888
Infrastructure advances	1,066	1,641
Other	709	852
Total	$52,964	$52,381

6.	Stock-Based Compensation

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

Restricted Stock Awards (RSAs)

The total recognized stock-based compensation expense for restricted stock awards was $0.2 million for the three months ended July 31, 2023. The total recognized stock-based compensation expense for restricted stock awards was less than $0.1 million and $1.9 million for the nine months ended July 31, 2024 and 2023, respectively. As of July 31, 2024, there was no unrecognized stock-based compensation costs related to non-vested RSAs. All RSAs are vested as of July 31, 2024.

Restricted Stock Units (RSUs) and Performance Restricted Stock Units (PRSUs)

On November 1, 2023, each of our eight directors were granted 4,929 RSUs (for a total of 39,432 RSUs) at a price of $24.35 that will vest November 1, 2024.

The total recognized stock-based compensation expense for RSUs was $0.4 million for the three months ended July 31, 2024 and 2023, respectively. The total recognized stock-based compensation expense for RSUs was $1.2 million and $1.3 million for the nine months ended July 31, 2024 and 2023, respectively. As of July 31, 2024, there was $0.8 million of unrecognized stock-based compensation costs related to non-vested RSUs, which the Company expects to recognize over a weighted-average period of 0.6 years.

A summary of RSU activity, related to our 2020 Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average	Aggregate
	Represented	Grant Price	Intrinsic Value
Outstanding at April 30, 2024	68	$28.98
Granted	2	$25.84
Vested	(4)	$37.81
Forfeited	(1)	$34.51
Outstanding at July 31, 2024	65	$28.31	$1,545

	Number of Shares	Weighted-Average	Aggregate
	Represented	Grant Price	Intrinsic Value
Outstanding at October 31, 2023	51	$35.36
Granted	41	$24.42
Vested	(21)	$34.85
Forfeited	(6)	$35.00
Outstanding at July 31, 2024	65	$28.31	$1,545

At the end of each reporting period, the Company will adjust compensation expense for the PRSUs based on its best estimate of attainment of the specified performance targets. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs that are expected to be earned will be recognized as an adjustment in the period of the adjustment. As of July 31, 2024, the Company still believes that it is not probable that any of the PRSUs for the 2023 and 2022 three-year cumulative performance grant will vest.

Stock Options

In June 2024, our Board of Directors approved the grant of 10,000 options of our common stock to a new member of our Board of Directors.  Such grant vests in equal increments over a five-year period and has an exercise price of $25.84 per share. Vested options have an exercise period of five years from the vesting date.  The market price of our common stock at the grant date was $25.84. The estimated fair market value of such option grant was approximately $0.1 million, which will be recognized over the remaining service period of 60 months. The total recognized stock-based compensation expense for these options were insignificant for the three and nine months ended July 31, 2024.

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

We measure the fair value of our stock option awards on the date of grant. The following assumptions were used in the estimated grant date fair value calculations for stock options granted in the third quarter of fiscal 2024:

Risk-free interest rate	4.47%
Expected volatility	43.00%
Dividend yield	1.55%
Expected life (years)	5.0

A summary of stock option activity, related to our 2011 and 2020 Plans, is as follows (in thousands, except for weighted-average exercise price):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at April 30, 2024	525	$25.44
Granted	10	$25.84
Outstanding at July 31, 2024	535	$25.44	$—
Vested and Exercisable at July 31, 2024	219	$26.48	$—

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2023	525	$25.44
Granted	10	$25.84
Outstanding at July 31, 2024	535	$25.44	$—
Vested and Exercisable at July 31, 2024	219	$26.48	$—

The total stock-based compensation expense for options was less than $0.1 million and $0.7 million for the three months ended July 31, 2024 and 2023, respectively. The total stock-based compensation expense for options was $0.6 million and $0.8 million for the nine months ended July 31, 2024 and 2023, respectively. As of July 31, 2024, there was $0.1 million of unrecognized stock-based compensation costs related to non-vested options, which the Company expects to recognize over a weighted-average remaining period of 3.6 years.

7.	Other events

Dividend payments

On January 31, 2024, we paid a dividend of $0.10 per share, or an aggregate of $1.8 million, to shareholders of record on January 26, 2024. On April 29, 2024, we paid a dividend of $0.10 per share, or an aggregate of $1.8 million, to shareholders of record on April 1, 2024. On July 30, 2024, we paid a dividend of $0.10 per share, or an aggregate of $1.8 million, to shareholders of record on July 2, 2024.

Restricted cash

In the prior year, in connection with the refinancing of our credit facility, we temporarily posted $0.8 million of cash collateral to satisfy certain collateral requirements as we transitioned banks providing letters of credit related to our workers compensation insurance policies. In the first quarter of 2024, this restriction was released.

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

2013 Assessment

In January 2017, Calavo de Mexico (“CDM”) received preliminary observations from the Servicio de Administracion Tributaria in Mexico (the “SAT”) related to an audit for fiscal year 2013 outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and IVA. We provided a written rebuttal to these preliminary observations during our third fiscal quarter of 2017.

In July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approximately $138.4 million USD at July 31, 2024) related to income tax, flat rate business tax, and value added tax, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of July 31, 2024 to the amount of $3.08 billion Mexican pesos (approx. $163.9 million USD).  Additionally, the tax authorities have determined that we owe our employees profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $6.3 million USD at July 31, 2024). In August 2018, we filed an Administrative Appeal on the 2013 Assessment, appealing our case to the SAT’s central legal department in Michoacan.

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

SAT formally rejected our request for Reconsideration on January 3, 2022. CDM has filed an Amparo on April 22, 2024 and an Appeal on July 31, 2024 before the Circuit Court challenging the last resolution from March 25, 2024 where the tax authority considered that the filing of the administrative reconsideration was not legally viable because there was a legal remedy already filed that coexists with the administrative reconsideration, that is, the Annulment Suit.

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

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Annulment Suit in the Tax Court, we also believe that it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. In accordance with our cumulative probability analysis on uncertain tax positions, settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico, and the value of CDM assets, we recorded a provision of $11 million, in the third quarter of fiscal 2021, as a discrete item in Income Tax Provision. The provision includes estimated penalties, interest and inflationary adjustments. We believe that this provision remains appropriate as of July 31, 2024 based on our cumulative probability analysis. We incurred $0.2 million and $0.8 million of related professional fees for the three and nine months ended July 31, 2024, respectively, which have been recorded in Expenses related to Mexican Tax matters on the consolidated statements of operations.

8.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Three months ended July 31,
Avocados de Jalisco noncontrolling interest	2024	2023

Noncontrolling interest, beginning	$1,439	$1,323
Net income (loss) attributable to noncontrolling interest of Avocados de Jalisco	(30)	82
Noncontrolling interest, ending	$1,409	$1,405

	Nine months ended July 31,
Avocados de Jalisco noncontrolling interest	2024	2023

Noncontrolling interest, beginning	$1,392	$1,015
Net income attributable to noncontrolling interest of Avocados de Jalisco	17	390
Noncontrolling interest, ending	$1,409	$1,405

9.	Earnings per share

Basic and diluted net income (loss) per share is calculated as follows (data in thousands, except per share data):

	Three months ended July 31,
	2024	2023
Numerator:
Net income from continuing operations	$5,365	$8,737
Add: Net loss (income) attributable to noncontrolling interest	30	(82)
Net income from continuing operations attributable to Calavo Growers, Inc.	5,395	8,655
Net loss from discontinued operations (refer to Note 11)	(6,127)	(2,029)
Net income (loss) attributable to Calavo Growers, Inc.	$(732)	$6,626

Denominator:
Weighted average shares - Basic	17,801	17,756
Effect on dilutive securities – Restricted stock/units/options	41	100
Weighted average shares - Diluted	17,842	17,856

Net income from continuing operations
Basic	$0.30	$0.49
Diluted	$0.30	$0.48

Net loss from discontinued operations (refer to Note 11)
Basic	$(0.34)	$(0.11)
Diluted	$(0.34)	$(0.11)

Net income (loss) per share attributable to Calavo Growers, Inc:
Basic	$(0.04)	$0.37
Diluted	$(0.04)	$0.37

	Nine months ended July 31,
	2024	2023
Numerator:
Net income from continuing operations	$9,298	$9,739
Add: Net income attributable to noncontrolling interest	(17)	(390)
Net income from continuing operations attributable to Calavo Growers, Inc.	9,281	9,349
Net loss from discontinued operations (refer to Note 11)	(10,218)	(9,786)
Net loss attributable to Calavo Growers, Inc.	$(937)	$(437)

Denominator:
Weighted average shares - Basic	17,800	17,746
Effect on dilutive securities – Restricted stock/units/options	48	89
Weighted average shares - Diluted	17,848	17,835

Net income from continuing operations
Basic	$0.52	$0.53
Diluted	$0.52	$0.52

Net loss from discontinued operations (refer to Note 11)
Basic	$(0.57)	$(0.55)
Diluted	$(0.57)	$(0.55)

Net loss per share attributable to Calavo Growers, Inc:
Basic	$(0.05)	$(0.02)
Diluted	$(0.05)	$(0.02)

10.	Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (“IVA”) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts recoverable from the Mexican government.

As of July 31, 2024, and October 31, 2023, CDM IVA receivables, net of our estimated provision for uncollectable amounts, totaled $51.2 million (963.9 million Mexican pesos) and $49.9 million (913.6 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2024, the tax authorities began objecting to refund requests and supporting documentation that had previously been deemed acceptable to process a refund. Additionally, they are also contesting the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or other legal means.

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

We believe that our operations in Mexico are properly documented, and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding IVA amounts. With assistance from our internationally recognized tax advisory firm, as of July 31, 2024, CDM has filed Administrative Appeals for months for which IVA refunds have been denied by the SAT, and will continue filing such appeals for any months for which refunds are denied in the future. Therefore, it is probable that the Mexican tax authorities will ultimately authorize the refund of the remaining IVA amounts.

11.Assets Held for Sale and Discontinued Operations

We completed the sale of our Fresh Cut business (formerly “RFG”) and related real estate to F&S Fresh Foods of Vineland, New Jersey, on August 15, 2024 for $83 million, subject to various closing adjustments. The Fresh Cut business represents substantially all of the business of the Prepared segment other than the guacamole business, which was retained. For more information, see Note 12.

During the nine-month period ended July 31, 2024, management has concluded that the Fresh Cut business meets the requirements to be classified as held for sale and discontinued operations. As a result, the financial results of that business are reported as discontinued operations in the accompanying statements of operations, and its assets and liabilities are reflected as amounts held for sale in the accompanying balance sheets. The Company's reporting segments have also been changed for the effects of the divestiture, as described in Note 2.

The following table presents the major classes of assets and liabilities of the Fresh Cut business that are classified as held for sale in the accompanying balance sheets (in thousands).

	July 31,	October 31,
	2024	2023

Accounts receivable, net	$26,774	$27,479
Inventories, net	7,349	7,859
Prepaid expenses and other current assets	987	2,195
Property, plant, and equipment, net	49,874	51,805
Operating lease right-of-use assets	28,942	29,676
Goodwill	9,162	18,442
Intangibles	5,047	5,423
Other assets	78	78
Total assets held for sale	$128,213	$142,957

Trade accounts payable	$10,512	$10,440
Accrued expenses	6,319	15,299
Current portion of operating leases	3,319	3,399
Current portion of long-term obligations and finance leases	411	773
Long-term operating leases, less current portion	25,695	28,065
Long-term obligations and finance leases, less current portion	806	1,002
Other long-term liabilities	192	228
Total liabilities held for sale	$47,254	$59,206

Goodwill related to our Prepared segment was allocated between our Fresh Cut and Guacamole businesses based on the relative fair value of the disposal group and the portion of the reporting unit to be retained as of the date of the assets held for sale determination.

The following table summarizes the results of operations of the Fresh Cut business that are being reported as discontinued operations (in thousands):

	Three months ended		Nine months ended
	July 31,		July 31,
	2024	2023	2024	2023

Net sales	$88,586	$99,019	$258,958	$278,870
Cost of sales	81,224	98,017	246,955	277,155
Gross profit	7,362	1,002	12,003	1,715
Selling, general and administrative	4,193	4,848	12,896	14,274
Impairment of goodwill	9,280	—	9,280	—
Operating loss	(6,111)	(3,846)	(10,173)	(12,559)
Interest expense	(23)	(27)	(77)	(95)
Other income, net	7	53	32	38
Loss from discontinued operations before income taxes	(6,127)	(3,820)	(10,218)	(12,616)
Income tax benefit	—	1,791	—	2,830
Net loss from discontinued operations	$(6,127)	$(2,029)	$(10,218)	$(9,786)

Due to the sale of our Fresh Cut business on August 15, 2024, we evaluated whether it was more likely than not that the carrying value of the Fresh Cut business exceeded its fair value. We performed an impairment analysis in which the fair value was estimated based on the arm’s length sale price. Accordingly, the Company recorded a goodwill impairment charge of $9.3 million during the quarter ended July 31, 2024.

Select cash flow information related to the Fresh Cut business follows (in thousands):

	Nine months ended
	July 31,
	2024	2023

Net cash used in operating activities	$(7,071)	$(13,551)
Net cash used in investing activities	$(355)	$(8,586)

12.Sale of Fresh Cut Business

Asset Purchase Agreement and Purchase and Sale Agreement

On August 15, 2024, we (including various of our subsidiaries, the “Seller Parties”), F&S Produce Co., Inc., a New Jersey corporation and a co-packing partner of the Company (“F&S”) and F&S Produce West LLC, a Delaware limited liability company and a wholly-owned subsidiary of F&S (“Buyer”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), whereby the Buyer (i) purchased and acquired from the applicable Seller Parties certain assets of the Seller Parties related to the prepared food business of the Seller Parties and their subsidiaries relating to the processing and packaging of fresh foods, including fresh-cut fruit and vegetables, and prepared foods, including sandwiches, salads, parfaits and ready-to-eat snack items, sold at retail and food service, but excluding the guacamole or other avocado derivative product business (the “RFG Business”), (ii) purchased and acquired from the applicable Seller Parties the RFG Business as a going concern and (iii) assumed certain specified liabilities of the Seller Parties related to the RFG Business as set forth in the Asset Purchase Agreement.

Additionally, Buyer assumed leasehold interests in certain real property and related improvements leased by certain of the Seller Parties and used in the RFG Business (the “RFG Leases”), pursuant to leasehold assignment and assumption agreements and related documents between Buyer, the applicable Seller Parties who are the lessees under the RFG Leases and the applicable landlords under the RFG Leases.

Concurrently with the transaction contemplated by the Asset Purchase Agreement (the “Transaction”), Mid-Eastern West LLC, a California limited liability company and an affiliate of F&S, entered into a Purchase and Sale Agreement with Force 1730 Eastridge LLC, a California limited liability company and a subsidiary of the Company, to purchase the real property located at 1730 Eastridge Ave, Riverside, CA 92507 for $30,980,000.

In addition, pursuant to the Asset Purchase Agreement, the purchase price for the Purchased Assets (as defined in the Asset Purchase Agreement) was $52,020,000, subject to certain adjustments relating to working capital, severance, and approved capital expenditures.

Amendment to Credit Agreement

On August 15, 2024, we entered into a First Amendment to Credit Agreement and Consent (as amended, the “Credit Agreement”) with Wells Fargo Bank, National Association, as agent and lender (“Agent”), whereby (i) the Credit Agreement was amended to reduce the revolving commitments thereunder from $90,000,000 to $75,000,000, among other minor adjustments to align the borrowing base with our current asset base excluding the Fresh Cut business, and (ii) we obtained consent from Agent for entry into the Asset Purchase Agreement and Purchase and Sale Agreement.

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

Recent Developments

Dividend payments

On January 31, 2024, we paid a dividend of $0.10 per share, or an aggregate of $1.8 million, to shareholders of record on January 26, 2024. On April 29, 2024, we paid a dividend of $0.10 per share, or an aggregate of $1.8 million, to shareholders of record on April 1, 2024. On July 30, 2024, we paid a dividend of $0.10 per share, or an aggregate of $1.8 million, to shareholders of record on July 2, 2024.

Sale of Fresh Cut

We completed the sale of our Fresh Cut business (“Fresh Cut”, formerly “RFG”) and related real estate to F&S Fresh Foods of Vineland, New Jersey, on August 15, 2024 for $83 million, subject to various closing adjustments. The Fresh Cut business represents substantially all of the business of the Prepared segment other than the guacamole business, which was retained. For more information, see Note 12 of the consolidated financial statements. See also “Discontinued Operations” below.

Goodwill Impairment

Due to the sale of our Fresh Cut business on August 15, 2024, we evaluated whether it was more likely than not that the carrying value of the Fresh Cut business exceeded its fair value. We performed an impairment analysis in which the fair value was estimated based on the arm’s length sale price. Accordingly, the Company recorded a goodwill impairment charge of $9.3 million during the quarter ended July 31, 2024.

The goodwill impairment charge of $9.3 million was recognized during the third quarter of fiscal 2024 as a result of ongoing negotiations and finalization of the sales price during this time period.

Compliance matters

On January 16, 2024, we announced that its internal audit process had identified to the Audit Committee of the Board of Directors certain matters that the Board of Directors determined after fiscal year end merited enhanced evaluation. A Special Committee of the Board of Directors (the “Special Committee”) was established to commence an investigation, with the assistance of external legal counsel and external forensic accountants. The Special Committee determined that certain of those matters related to our operations in Mexico raised potential issues under the Foreign Corrupt Practices Act (“FCPA”). We have voluntarily disclosed this ongoing internal investigation to the SEC and the Department of Justice (DOJ), and we intend to fully cooperate with the SEC and the DOJ in connection with these matters. Any determination that our operations or activities were not in compliance with laws, including the FCPA, could result in the imposition of material fines and penalties and the imposition of equitable remedies. We cannot currently predict the timing of completion or the outcome of its internal investigation or of any actions that may be taken by the SEC, the DOJ or Mexican authorities in connection with the matters under investigation, and we cannot currently estimate the amount or range of loss or potential impact on its consolidated financial statements associated with these matters.

Although unanticipated issues may arise, we currently expect the costs associated with our investigation efforts to decline beginning in the third quarter.

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

There have been no material changes in our critical accounting estimates during the three months ended July 31, 2024, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2023.

Discontinued Operations

We completed the sale of our Fresh Cut business (formerly “RFG”) and related real estate to F&S Fresh Foods of Vineland, New Jersey, on August 15, 2024 for $83 million, subject to various closing adjustments. The Fresh Cut business represents substantially all of the business of the Prepared segment other than the guacamole business, which was retained. For more information, see Note 12 of the consolidated financial statements.

The financial results of the Fresh Cut business have been classified as discontinued operations in the statements of operations and its assets and liabilities have been classified as held for sale in the balance sheets included herein. Unless otherwise noted, amounts and disclosures in this section, relate to our continuing operations (except for the Liquidity and Capital Resources section).

Prior to the decision to divest our Fresh Cut business, our Prepared reporting segment included the Fresh Cut business unit and our guacamole business. As a result of the divestiture, the Fresh Cut business unit is no longer included in our Prepared business segment. All segment information included herein reflect these changes. See Note 11 of the consolidated financial statements for further information.

Non-GAAP Financial Measures

The below tables include non-GAAP measures EBITDA from continuing operations, adjusted EBITDA from continuing operations, adjusted net income (loss) from continuing operations and adjusted net income (loss) from continuing operations per diluted share, which are not prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.”

EBITDA from continuing operations is defined as net income (loss) from continuing operations excluding (1) interest income and expense, (2) income taxes (benefit) provision, (3) depreciation and amortization and (4) stock-based compensation expense. Adjusted EBITDA from continuing operations is EBITDA from continuing operations with further adjustments for (1) non-cash net income (losses) recognized from unconsolidated entities, (2) goodwill impairment, (3) write-off of long-lived assets, (4) acquisition-related costs, (5) restructuring-related costs, including certain severance costs, (6) certain litigation and other related costs, (7) foreign currency gain (loss) and (8) one-time items. Adjusted EBITDA from continuing operations is a primary metric by which management evaluates the operating performance of the business, on which certain operating expenditures and internal budgets are based and by which, in addition to other factors, our senior management is compensated. The adjustments to calculate EBITDA from continuing operations and adjusted EBITDA from continuing operations are items recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded.

Adjusted net loss from continuing operations is defined as net loss from continuing operations excluding (1) non-cash net income (losses) recognized from unconsolidated entities, (2) goodwill impairment, (3) write-off of long-lived assets, (4) acquisition-related costs, (5) restructuring-related costs, including certain severance costs, (6) certain litigation and other related costs, (7) foreign currency gain (loss) and (8) one-time items. Adjusted net income (loss) from continuing operations and the related measure of adjusted net income (loss) from continuing operations per diluted share exclude certain items that are recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. We believe adjusted net income (loss) from continuing operations affords investors a different view of our overall financial performance rather than adjusted EBITDA from continuing operations and the GAAP measure of net income (loss) attributable to us.

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

Non-GAAP information should be considered as supplemental in nature and not as a substitute for, or superior to, any measure of performance prepared in accordance with GAAP. None of these metrics are presented as measures of liquidity. The way we measure EBITDA from continuing operations, adjusted EBITDA from continuing operations, adjusted net income (loss) from continuing operations and adjusted net income (loss) from continuing operations per diluted share may not be comparable to similarly titled measures presented by other companies and may not be identical to corresponding measures used in Company agreements.

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

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
Net income from continuing operations	$5,365	$8,737	$9,298	$9,739
Add: Net loss (income) attributable to noncontrolling interest	30	(82)	(17)	(390)
Net income from continuing operations attributable to Calavo Growers, Inc.	5,395	8,655	9,281	9,349
Non-GAAP adjustments:
Non-cash loss recognized from unconsolidated entities (a)	579	498	374	398
Impairment, losses and charges related to property, plant and equipment (b)	—	—	—	235
Restructure costs - consulting, management recruiting and severance (c)	—	1,426	1,037	5,186
Expenses (recovery) related to Mexican tax matters (d)	225	(1,203)	810	1,231
Legal settlement and related expenses (e)	—	—	—	700
Professional fees related to internal investigation (f)	1,395	—	6,431	—
Foreign currency loss (gain) (g)	4,203	(2,019)	2,799	(4,435)
Tax impact of adjustments (h)	(1,601)	325	(2,863)	(829)
Adjusted net income from continuing operations	$10,197	$7,682	$17,869	$11,835

Calavo Growers, Inc.’s continuing operations per share:
Diluted EPS from continuing operations (GAAP)	$0.30	$0.48	$0.52	$0.53
Adjusted net income from continuing operations per diluted share	$0.57	$0.43	$1.00	$0.66

Number of shares used in per share computation:
Diluted	17,842	17,856	17,848	17,835
(a)	For the three months ended July 31, 2024 and 2023, we realized losses of $0.6 million and losses of $0.5 million from Agricola Don Memo. For the nine months ended July 31, 2024 and 2023, we realized losses of $0.4 million and losses of $0.4 million from Agricola Don Memo.
(b)	On April 1, 2023, we completed the divesture of our salsa business in our Prepared segment and incurred $0.2 million in losses related to the disposal of property, plant and equipment.
(c)	For the nine months ended July 31, 2024, we incurred $0.9 million in severance and other costs and $0.1 million in stock-based compensation related to the departure of certain members of management.

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

(d)	For the three and nine months ended July 31, 2024, we incurred $0.2 million and $0.8 million of professional fees related to the Mexican tax matters, respectively. For the three and nine months ended July 31, 2023, we recognized a reserve of $0.5 million and $1.6 million related to the Mexican tax matters, respectively.

For the three and nine months ended July 31,2023, we recorded a recovery of $1.7 million related to the interest and inflationary adjustments related to an IVA repayment from Mexican Tax Authority. For the nine months ended July 31, 2023, we recognized a reserve of $1.4 million related to the collectability of IVA receivables.

(e)	For the three and nine months ended July 31, 2023, we accrued $0.6 million in a legal settlement from a dispute from over five years ago connected to an old unused distribution agreement that was entered into over a decade ago. This legal settlement was considered out of the ordinary due to the length it took to settle and since we have not done business with this party for many years. There are no other similar matters outstanding. In addition, we incurred $0.1 million in associated legal fees.

(f)	For the three and nine months ended July 31, 2024, we incurred $1.4 million and $6.4 million of professional fee expenses related to the internal investigation, respectively. See further information in Note 7 to the consolidated financial statements.
(g)	Due to the change in the Mexican peso to the U.S. dollar exchange rates, foreign currency remeasurement losses, net of gains, for the three and nine months ended July 31, 2024 were $4.2 million and $2.8 million, respectively. Foreign currency remeasurement gains, net of losses, for the three and nine months ended July 31, 2023 were $2.0 million and $4.4 million, respectively. Foreign currency remeasurement gain and loss impacts have been included as an adjustment to non-GAAP earnings measures for the current quarter and for prior period results. We have begun adjusting our non-GAAP earnings to exclude foreign currency remeasurement gains and losses given volatility in foreign currency.
(h)	Tax impact of non-GAAP adjustments are based on effective year-to-date tax rates.

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

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
Net income from continuing operations	$5,365	$8,737	$9,298	$9,739
Add: Net loss (income) attributable to noncontrolling interest	30	(82)	(17)	(390)
Net income from continuing operations attributable to Calavo Growers, Inc.	5,395	8,655	9,281	9,349
Interest Income	(100)	(117)	(340)	(363)
Interest Expense	833	766	2,619	1,387
Provision for Income Taxes	(1,441)	2,408	(478)	2,851
Depreciation and Amortization	2,011	2,024	6,121	6,048
Stock-Based Compensation	388	893	1,736	4,198
EBITDA from continuing operations	$7,086	$14,629	$18,939	$23,470

Adjustments:
Non-cash (income) loss recognized from unconsolidated entities (a)	579	498	374	(100)
Impairment, losses and charges related to property, plant and equipment (b)	—	—	—	235
Restructure costs - consulting and management recruiting and severance (c)	—	1,096	967	3,626
Expenses (recovery) related to Mexican tax matters (d)	225	(1,203)	810	1,231
Legal settlement and related expenses (e)	—	—	—	700
Professional fees related to internal investigation (f)	1,395	—	6,431	—
Foreign currency loss (gain) (g)	4,203	(2,019)	2,799	(4,435)
Adjusted EBITDA from continuing operations	$13,488	$13,001	$30,320	$24,727

See prior page for footnote references

Results of Operations

Net Sales

The following table summarizes our net sales by business segment for each of the three and nine months ended July 31, 2024 and 2023:

	Three months ended July 31,			Nine months ended July 31,
	2024	Change	2023	2024	Change	2023
Gross sales:
Grown	$163,218	13%	$144,069	$442,999	10%	$402,119
Prepared	16,378	(2)%	16,787	48,586	(2)%	49,779
Total net sales	$179,596	12%	$160,856	$491,585	9%	$451,898

As a percentage of sales:
Grown	90.9%		89.6%	90.1%		89.0%
Prepared	9.1%		10.4%	9.9%		11.0%
	100.0%		100.0%	100.0%		100.0%

Summary

Net sales for the three months ended July 31, 2024, compared to the corresponding period in fiscal 2023, increased by $18.7 million, or approximately 12%. This increase was across the Grown segment. Net sales for the nine months ended July 31, 2024, compared to the corresponding period in fiscal 2023, increased by $39.7 million, or approximately 9%. This increase was across the Grown segment.

We will continue to pursue grower recruitment opportunities and expand relationships with retail and foodservice customers to fuel net sales growth in each of our business segments. The Grown and Prepared segments of our business are subject to seasonal trends which can impact the volume and quality of raw materials sourced in any particular quarter.

Grown products

Third Quarter 2024 vs. Third Quarter 2023

Net sales for the Grown products business increased by approximately $19.1 million, or 13%, for the third quarter of fiscal 2024 compared to the corresponding period in fiscal 2023. The increase in Grown product sales during the third quarter of fiscal 2024 was primarily related to an increase in sales of avocados, partially offset by a decrease in sales of tomatoes.

Sales of avocados increased $24.7 million, or 20%, for the third quarter of 2024 compared to the prior year period. The increase in avocado sales during the third quarter of fiscal 2024 was primarily related to an increase in the sales price per carton by approximately 25%, partially offset by a decrease of cartons sold by 5%, reflecting our preference for margin over volume in sourcing and sales decisions. The increase in the sales price per carton was mainly due to strong demand for avocados.

Sales of tomatoes decreased $6.0 million, or 38%, for the third quarter of 2024, when compared to the prior year period. The decrease in tomato sales was due to a decrease in volume of tomatoes sold of approximately 45% in the third quarter of 2024, compared to the same prior year period. Partially offsetting this decrease, the sales price per carton of tomatoes increased by approximately 13%.

Nine Months Ended July 31, 2024 vs. Nine Months Ended July 31, 2023

Net sales for the Grown products business increased by approximately $40.9 million, or 10%, for the nine months ended July 31, 2024 compared to the corresponding period in fiscal 2023. The increase in Grown product sales during the nine months ended July 31, 2024 was primarily related to an increase in sales of avocados due to an overall increase in the sales prices per carton, in addition, sales of tomatoes increased due to an increase in pounds sold and an increase in the sales prices per pound for tomatoes.

Sales of avocados increased $37.1 million, or 11%, for the nine months ended July 31, 2024 compared to the prior year period. The increase in avocado sales during the nine months ended July 31, 2024 was primarily related to an increase in sales prices per carton of approximately 26%, partially offset by a decrease in cartons sold by 12%. The increase in the sales price per carton was mainly due to strong demand for avocados.

Sales of tomatoes increased $3.3 million, or 7%, for the nine months ended July 31, 2024, when compared to the prior year period. The increase in tomato sales was primarily due to an increase in the sales price per carton of tomatoes which increased by approximately 19%, partially offset by a decrease in the volume of tomatoes sold of approximately 10% during the nine months ended July 31, 2024, compared to the same prior year period.

Prepared products

Third Quarter 2024 vs. Third Quarter 2023

Net sales for the Prepared products business decreased by approximately $0.4 million, for the three months ended July 31, 2024 compared to the corresponding period in fiscal 2023. This decrease in Prepared product sales during the three months ended July 31, 2024 was primarily related to a change in sales mix.

Nine Months Ended July 31, 2024 vs. Nine Months Ended July 31, 2023

Net sales for the Prepared products business decreased by approximately $1.2 million, for the nine months ended July 31, 2024 compared to the corresponding period in fiscal 2023. This decrease in Prepared product sales during the nine months ended July 31, 2024 was primarily related to the divestiture of our salsa business in June 2023.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three and nine months ended July 31, 2024 and 2023:

	Three months ended July 31,			Nine months ended July 31,
	2024	Change	2023	2024	Change	2023

Gross profit:
Grown	$18,175	(6)%	$19,335	$40,958	5%	$38,999
Prepared	1,918	(28)%	2,669	10,556	13%	9,345
Total gross profit	$20,093	(9)%	$22,004	$51,514	7%	$48,344

Gross profit percentages:
Grown	11.1%		13.4%	9.2%		9.7%
Prepared	11.7%		15.9%	21.7%		18.8%
Consolidated	11.2%		13.7%	10.5%		10.7%

Summary

Our cost of goods sold consists predominantly of ingredient costs (fruit and other food products), packing materials, freight and handling, labor and overhead (including depreciation) associated with packing, distributing and/or preparing food products, and other direct expenses pertaining to products sold.

Gross profit decreased by approximately $1.9 million, or 9%, for the third quarter of fiscal 2024 compared to the corresponding period in fiscal 2023. The decrease in gross profit was across both segments. Gross profit increased by approximately $3.2 million, or 7%, for the nine months ended July 31, 2024 compared to the corresponding period in fiscal 2023. The increase in gross profit was across both segments.

Grown products

The decrease in our Grown products gross profit for the quarter ended July 31, 2024 was primarily the result of decreased gross profit for tomatoes and avocados. For the third quarter of fiscal 2024, the gross profit for tomatoes decreased by approximately $0.8 million or 58%. This decrease is mainly due to lower volumes of tomatoes of 45% and partially offset by an increase in the sale price per carton of 13%. For the third quarter of fiscal 2024, the gross profit for avocados decreased by approximately $0.2 million or 1%. For the third quarter of fiscal 2024, the gross profit percentage for avocados was 11.6% compared to 14.0% for the third quarter of 2023.

The increase in our Grown products gross profit for the nine months ended July 31, 2024 was primarily the result of increased gross profit for avocados. For the nine months ended July 31, 2024, the gross profit for avocados increased by approximately $2.5 million or 7%. For the nine months ended July 31, 2024, the gross profit percentage for avocados was 9.6% compared to 9.9% for the nine months ended July 31, 2023.

Prepared products

Guacamole products gross profit percentage for the three months ended July 31, 2024 was 11.6%, compared to a gross profit of 16.7% for the prior year period. Guacamole products gross profit percentage for the nine months ended July 31, 2024 was 21.6%, compared to a gross profit of 21.3% for the prior year period. The decrease in gross profit percentage for the three months ended July 31, 2024 in guacamole products was primarily due to higher raw product fruit costs. The increase in gross profit percentage for the nine months ended July 31, 2024 in guacamole products was primarily due to lower raw product fruit costs and operating improvements at the beginning of the fiscal year.

Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
	2024	Change	2023	2024	Change	2023

	(Dollars in thousands)			(Dollars in thousands)
Selling, general and administrative	$10,510	(19)%	$12,994	$36,993	(3)%	$37,997
Percentage of net sales	5.9%		8.1%	7.5%		8.4%

Selling, general and administrative expenses of $10.5 million for the three months ended July 31, 2024 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses decreased by $2.5 million, or 19%, for the three months ended July 31, 2024 compared to the prior year period. This decrease was primarily due to a decrease of $0.9 million in the management incentive bonus which was accrued in the prior year. In addition, we had a decline of $0.9 million in severance and other costs and $0.3 million in stock-based compensation, in the prior year, related to executive departures. Additionally, we had declines of stock based compensation of $0.3 million due to less stock being granted, and declines in travel of $0.2 million and other other admin fees of $0.2 million. Partially offsetting these declines, is an increase of $1.4 million in professional fees related to our internal investigation.

Selling, general and administrative expenses of $37.0 million for the nine months ended July 31, 2024 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses decreased by $1.0 million, or 3%, for the nine months ended July 31, 2024 compared to the prior year period. This decrease is primarily due to decreases of $2.1 million in severance and other costs and $1.5 million in stock-based compensation, in the prior year, related to the departure of our former Chief Executive Officer and other executive departures. In addition, we had a decrease of $0.9 million in the management incentive bonus which was accrued in the prior year. Additionally, in the prior year, we incurred $0.7 million in a legal settlement and associated legal costs. We also had an increase of $6.4 million in professional fees related to our internal investigation.

Foreign currency gain (loss)

	Three months ended July 31,			Nine months ended July 31,
	2024	Change	2023	2024	Change	2023

	(Dollars in thousands)			(Dollars in thousands)
Foreign currency gain (loss)	$(4,203)	(308)%	$2,019	$(2,799)	(163)%	$4,435

Our foreign operations in Mexico are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries in Mexico is the United States dollar (U.S. dollar). As a result, monetary assets and liabilities are remeasured into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are remeasured at historical rates. Sales and expenses are remeasured using a weighted-average exchange rate for the period.

Due to the change in the Mexican peso to the U.S. dollar exchange rates, foreign currency remeasurement losses, net of gains, for the three and nine months ended July 31, 2024 were $4.2 million and $2.8 million, respectively. Foreign currency remeasurement gains, net of losses, for the three and nine months ended July 31, 2023 were $2.0 million and $4.4 million, respectively.

Loss from unconsolidated entities

	Three months ended July 31,			Nine months ended July 31,
	2024	Change	2023	2024	Change	2023

	(Dollars in thousands)			(Dollars in thousands)
Loss from unconsolidated entities	$(579)	16%	$(498)	$(374)	(6)%	$(398)

Loss from unconsolidated entities includes our participation in earnings or losses from our investments in Don Memo. For the three months ended July 31, 2024 and 2023 we realized a loss of $0.6 million and a loss of $0.5 million from Agricola Don Memo, respectively. For the nine months ended July 31, 2024 and 2023 we realized a loss of $0.4 million from Agricola Don Memo, respectively.

Income tax benefit (expense)

	Three months ended July 31,			Nine months ended July 31,
	2024	Change	2023	2024	Change	2023

Income tax benefit (expense)	$1,441	(160)%	$(2,408)	$478	(117)	$(2,851)
Effective tax rate	(36.7)%		21.6%	(5.4)%		22.6%

Our tax provision is determined using an estimated annual effective tax rate and is adjusted for discrete taxable events that may occur during the quarter. The effective tax rate for the three and nine-months ended July 31, 2024, is lower than the effective tax rate for the three and nine-months ended July 31, 2023, primarily due to losses from our Mexican entities due to foreign currency losses for the three and nine months ended July 31, 2024.

Liquidity and Capital Resources

Cash provided by operating activities was $13.5 million for the nine months ended July 31, 2024, compared to cash used by operating activities of $19.2 million for the corresponding period in fiscal 2023. Cash provided by operating activities for the nine months ended July 31, 2024 reflects primarily our net loss of $0.9 million, non-cash activities (depreciation and amortization, stock-based compensation expense, provision for losses on accounts receivable, losses from unconsolidated entities, loss on disposal of property, plant and equipment, and gain on the sale of the Temecula packinghouse) of $18.5 million and a net effect of changes in operating assets and liabilities of $4.0 million.

Changes in operating assets and liabilities included an increase in accounts receivable of $17.2 million, an increase in income taxes receivable of $2.5 million, a net decrease in accounts payable, accrued expenses and other liabilities of $1.3 million, and an increase in other assets of $0.7 million offset by an increase in payable to growers of $11.6 million, a decrease in prepaid expenses and other current assets of $3.5 million, a decrease in advances to suppliers of $2.5 million, and a decrease in inventory of $0.3 million.

The increase in our accounts receivable is due to an increase in sales for the month of July 2024 compared to October 2023. The decrease in accounts payable, accrued expenses and other liabilities is primarily related to the timing of payments in July 2024. The increase in other assets as of July 31, 2024, when compared to October 31, 2023, is primarily due to an increase in Mexican IVA taxes receivable. The increase in payable to growers is mostly due to higher volume of California avocados and tomatoes in July 2024 compared to October 2023. The decrease in our prepaid and other current assets is primarily due to a deposit as of October 31, 2023 for collateral in connection with our workers compensation insurance policies while we were in the process of obtaining a letter of credit, which has since been repaid. The decrease in advances to suppliers is mainly due to preseason advances being repaid through settlement to our tomato consignment growers. The decrease in our inventory as of July 31, 2024, when compared to October 31, 2023, is primarily due to higher inventory of California avocados.

Cash used in investing activities was $2.5 million for the nine months ended July 31, 2024, which related to purchases of property, plant, and equipment.

Cash used in financing activities was $12.8 million for the nine months ended July 31, 2024, which related principally to net payments on our credit facility totaling $5.1 million, payments of $5.3 million in dividends, payments on long-term obligations of $1.3 million, the payment of minimum withholding of taxes on the net settling of shares of $0.6 million and payments on the term loan $0.4 million.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our credit facility. Cash and cash equivalents as of July 31, 2024 and October 31, 2023 totaled $1.1 million and $2.9 million, respectively. Our working capital at July 31, 2024 was $55.3 million, compared to $51.6 million at October 31, 2023.

We completed the sale of our Fresh Cut business (formerly “RFG”) and related real estate to F&S Fresh Foods of Vineland, New Jersey, on August 15, 2024 for $83 million, subject to various closing adjustments. The Fresh Cut business represents substantially all of the business of the Prepared segment other than the guacamole business, which was retained. We used the net proceeds from the to retire the outstanding balance of our credit facility, and we expect other uses of proceeds to include returning cash to shareholders and investing in growing our core business.

We believe that our cash balance, cash flows from operations, availability under our credit facility, and other sources will be sufficient to satisfy our future capital expenditures, grower recruitment efforts, working capital and other financing requirements for the foreseeable future.

On June 26, 2023, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as agent and lender (“Agent” or “Wells Fargo”). The Credit Agreement provided for a revolving credit facility (the “Revolving Loans”) of up to $90.0 million, along with a capex credit facility of up to $10.0 million (the “Term Loan”).

On August 15, 2024, we entered into a First Amendment to Credit Agreement and Consent with Wells Fargo whereby (i) the Credit Agreement was amended to reduce the revolving commitments thereunder from $90.0 million to $75.0 million, among other minor adjustments to align the borrowing base with our asset base excluding the Fresh Cut segment; and (ii) we obtained consent from Agent for entry into the Asset Purchase Agreement and Purchase and Sale Agreement.

Borrowings of the Revolving Loans under the Credit Agreement are asset based and are subject to a borrowing base calculation that includes a certain percentage of eligible accounts receivable, inventory and equipment, less any reserves implemented by Agent in its permitted discretion; provided that the equipment based portion of such borrowing base calculation reduces monthly according to scheduled amortization.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to an applicable margin, plus, at our option, either a base rate or a secured overnight financing rate (“SOFR”) term rate (which includes a spread adjustment of 0.10% and is subject to a floor of 0.00%). The applicable margin is (i) for Revolving Loans, 0.50% for base rate borrowings and 1.50% for SOFR term rate borrowings, and (ii) for Term Loan, 1.00% for base rate borrowings and 2.00% for SOFR term rate borrowings.  The credit facility matures on June 26, 2028.

As of July 31, 2024, we were in compliance with the financial covenants. As of July 31, 2024, approximately $56.1 million was available for borrowing, based on our borrowing base calculation discussed above.

The weighted-average interest rate under the credit facility was 7.0% at July 31, 2024.  Under the credit facility, we had $29.9 million and $3.6 million outstanding related to the Revolving Loans and Term Loan, respectively, as of July 31, 2024.

Contractual Commitments

There have been no other material changes to our contractual commitments from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, payable to growers, advances to suppliers, accounts payable, current and long-term borrowings pursuant to our credit facility, and long-term, fixed-rate obligations. All of our financial instruments are entered into during the normal course of operations and have not been acquired for trading purposes. The table below summarizes interest rate sensitive financial instruments and presents principal cash flows in U.S. dollars, which is our reporting currency, and weighted-average interest rates by expected maturity dates, as of July 31, 2024.

(All amounts in thousands)	Expected maturity date July 31,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Assets
Cash and cash equivalents (1)	$1,126	$—	$—	$—	$—	$—	$1,126	$1,126
Accounts receivable (1)	51,845	—	—	—	—	—	51,845	51,845
Advances to suppliers (1)	12,828	—	—	—	—	—	12,828	12,828

Liabilities
Payable to growers (1)	$26,377	$—	$—	$—	$—	$—	$26,377	$26,377
Accounts payable (1)	9,819	—	—	—	—	—	9,819	9,819
Borrowings pursuant to credit facility (1)	—	—	—	29,919	—	—	29,919	29,919
Term loan (1)	814	692	692	1,420	—	—	3,618	3,618
(1)	We believe the carrying amounts of cash and cash equivalents, accounts receivable, advances to suppliers, payable to growers, and accounts payable approximate their fair value due to the short maturity of these financial instruments and the carrying amount of borrowings pursuant to our credit facility approximates fair market value due to the variable rate of interest. With the sale of our Fresh Cut business, we repaid the borrowings pursuant to our credit facility in August 2024.

We were not a party to any derivative instruments during the fiscal quarter. It is currently our practice not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Our Mexican-based operations transact a significant portion of business in Mexican pesos. Funds are transferred by our corporate office to Mexico on a weekly basis to satisfy Mexican cash needs. We do not currently use derivative instruments to hedge fluctuations in the Mexican peso to U.S. dollar exchange rates. Management does, however, evaluate this opportunity from time to time. Foreign currency remeasurement losses, net of gains, for the three and nine months ended July 31, 2024 were $4.2 million and $2.8 million, respectively. Foreign currency remeasurement gains, net of losses, for the three and nine months ended July 31, 2023 were $2.0 million and $4.4 million, respectively.

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

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Trading Plans

During the quarter ended July 31, 2024, no director or Section 16 officer adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangements.”

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

101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets as of July 31, 2024 and October 31, 2023; (2) Consolidated Statements of Operations for the three and nine months ended July 31, 2024 and 2023; (3) Consolidated Statements of Cash Flows for the nine months ended July 31, 2024 and 2023; (4) Consolidated Statements of Shareholders’ Equity for the three and nine months ended July 31, 2024 and 2023; and (5) Notes to Consolidated Financial Statements.

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

Date: September 9, 2024
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chief Executive Officer (Principal Executive Officer)

Date: September 9, 2024
	By	/s/ Shawn Munsell
Shawn Munsell
Chief Financial Officer (Principal Financial Officer)