Form 10-K/A
period 2023-10-31
CALAVO GROWERS INC
filed 2024-12-13
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based on the closing price as reported on The Nasdaq Global Select Market, the aggregate market value of the registrant’s common stock held by non-affiliates on April 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $0.5 billion. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s common stock as of November 30, 2023 was 17,798,620.

Auditor Name: Deloitte & Touche LLPAuditor Location: Los Angeles, CaliforniaAuditor Firm ID: 34

EXPLANATORY NOTE

Calavo Growers, Inc., (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on January 31, 2024 (the “Original Filing”). The Company has determined that, due to an administrative error, the reference and link to the Amended and Restated Bylaws, effective as of September 25, 2014, incorporated by reference in the Original Filing, were incorrect.  The correct reference and link to the Amended and Restated Bylaws effective as of September 25, 2014, were included in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, filed on September 1, 2022, and are included as Exhibit 3.2 to this Amendment.

The reference and link to the Amended and Restated Bylaws, effective as of September 25, 2014, incorporated by reference in the Annual Report on Form 10-K for the year ended October 31, 2022, were also incorrect and should be disregarded.

Except as described above, no changes have been made to the Original Filing. This Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The following consolidated financial statements as of October 31, 2023 and 2022 and for each of the three years in the period ended October 31, 2023 are included herewith:

Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity, Notes to Consolidated Financial Statements, and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (PCAOB ID No. 34).

(2) No financial statement schedules are required to be filed by Item 8 of Form 10-K.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) are listed in the Exhibits list below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

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
3.2*

Amended and Restated Bylaws of Calavo Growers, Inc., effective as of September 25, 2014 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Registrant on September 1, 2022).

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

21.1*	Subsidiaries of Calavo Growers, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-4 (File No. 333-59418 filed by the Registrant on April 24, 2001).
23.1#	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
97.1#	Calavo Growers, Inc. Clawback Policy
101.INS#	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed.
**	This certification was previously furnished with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on January 31, 2024.
#	Previously filed or furnished with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on January 31, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 13, 2024.

CALAVO GROWERS, INC

By:	/s/ James Snyder
James Snyder
Chief Financial Officer

-7-