Form 10-K
period 2024-10-31
CALAVO GROWERS INC
filed 2025-01-14
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2024

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

Accelerated filer ☒
Large accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing price as reported on The Nasdaq Global Select Market, the aggregate market value of the registrant's common stock held by non-affiliates on April 30, 2024 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $0.5 billion. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's common stock as of December 31, 2024 was 17,837,351.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2025 Annual Meeting of Shareholders, which we intend to hold in late April, are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2024.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains statements relating to future events and results of Calavo Growers, Inc. and its consolidated subsidiaries (collectively, “Calavo”, “the Company”, “we”, us or “our”), including certain projections and business trends, that are "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These statements are based on our current expectations and are not promises or guarantees. If any of the risks or uncertainties materialize or the assumptions prove incorrect, the results of Calavo may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, gross profit, expenses, income/(loss) from unconsolidated entities, earnings, earnings per share, tax provisions, cash flows and currency exchange rates; the impact of acquisitions or debt or equity investments or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration (including information technology systems integration) plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance; statements regarding pending internal or external investigations, legal claims or tax disputes; and any statements of expectation or belief; any statements about future risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds, restrictions as a result of trade protection measures such as import/export/customs duties, tariffs and/or quotas).

Risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements include, but are not limited to, the following:

●	the ability of our management team to work together successfully;
●	the impact of weather on market conditions;
●	seasonality of our business;
●	sensitivity of our business to changes in market prices of avocados and other agricultural products and other raw materials including fuel, packaging and paper;
●	changes or actions associated with USDA-APHIS and the Mexican Secretary of Agriculture, Secretariat of Agriculture and Rural Development (SADER) phytosanitary regulations (certification regulation for the importation of Hass avocados to the United States);
●	potential disruptions to our supply chain;
●	risks associated with potential future acquisitions, including integration;
●	potential exposure to data breaches and other cyber-attacks on our systems or those of our suppliers or customers;
●	dependence on large customers;
●	dependence on key personnel, and access to labor necessary for us to render services;
●	susceptibility to wage inflation;
●	potential for labor disputes;
●	reliance on co-packers for a portion of our production needs;
●	competitive pressures, including from foreign growers;
●	risks of recalls and food-related injuries to our customers;
●	changing consumer preferences;
●	the impact of environmental regulations, including those related to climate change;
●	risks associated with the environment and climate change, especially as they may affect our sources of supply;
●	our ability to develop and transition new products and services and enhance existing products and services to meet customer needs;
●	risks associated with doing business internationally (including possible non-compliance with U.S. and foreign laws appliable to international trade and dealings and possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and trade protection measures such as import/export/customs duties, tariffs and/or quotas and currency fluctuations);

●	risks associated with receivables from, loans to and/or equity investments in unconsolidated entities;
●	volatility in the value of our common stock;
●	the impact of macroeconomic trends and events; the effects of increased interest rates on our cost of borrowing and consumer purchasing behavior; and
●	the resolution of pending internal and external investigations, legal claims and tax disputes, including an assessment imposed by the Mexican Tax Administrative Service (the “SAT”) and our defenses against collection activities commenced by the SAT.

PART I

Item 1. Business

General development of the business

Calavo Growers, Inc. (referred to in this report as “Calavo”, the “Company”, “we’, “us” or “our”), is a global leader in the avocado industry and a provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocado products, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers worldwide. We procure avocados from California, Mexico and other growing regions around the world. Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas, and (ii) process and package guacamole. We distribute our products both domestically and internationally.

We report our operations in two different business segments: Grown and Prepared. The Grown segment consists of fresh avocados, tomatoes and papayas. The Prepared segment consists of guacamole sold at retail and foodservice as well as avocado pulp sold to foodservice. See Note 10 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information about our business segments. Our principal executive offices are located at 1141-A Cummings Road, Santa Paula, California 93060; and our telephone number is (805) 525-1245.

Discontinued Operations

We completed the sale of our Fresh Cut business (formerly “RFG”) and related real estate on August 15, 2024 for $83.0 million. Proceeds from the sale totaled $81.1 million, net of $1.9 million of transaction costs. The Fresh Cut business represents substantially all of the business of the Prepared segment other than the guacamole business, which was retained.

The financial results of the Fresh Cut business have been classified as discontinued operations in the statements of operations and its assets and liabilities have been classified as held for sale in the balance sheets included herein. Unless otherwise noted, amounts and disclosures in this section relate to our continuing operations (except for the Liquidity and Capital Resources section).

Prior to the decision to divest our Fresh Cut business, our Prepared reporting segment included the Fresh Cut business unit and our guacamole business. As a result of the divestiture, the Fresh Cut business unit is no longer included in our Prepared business segment. All segment information included herein reflect these changes. See Note 16 of the consolidated financial statements for further information.

Grown

Founded in 1924 to market California avocados, Calavo now sources avocados from various locations—including California, Mexico, Peru, and Colombia—and distributes them to a diverse group of retail grocers, foodservice operators, club stores, mass merchandisers, food distributors, and wholesalers. Products are sold under the Calavo family of brand labels, as well as private labels. Many of our customers seek a consistent, year-round supply from multiple sourcing locations, along with just-in-time deliveries tailored to their desired ripeness and a variety of packaging and display options. We believe these needs favor large handlers like us, who can leverage diverse sourcing relationships, value-added packaging and bagging capabilities, ripening assets, and a robust distribution infrastructure to serve large, nationwide accounts. Over time, we have built strong, long-term customer relationships that form a solid foundation for our business.

The Hass avocado is the predominant variety marketed globally. In California, growing regions extend from San Diego County to Monterey County, with most production concentrated within 100 miles north and south of Los Angeles County. California-grown Hass avocados are generally available from April through September, with peak production occurring from May through August.

In fiscal 2022, the United States Department of Agriculture (USDA) approved the export of Jalisco avocados to the United States. As such, we source fruit from both the Michoacán and Jalisco regions in Mexico. Mexico’s avocado harvest tends to be year-round, with Michoacán’s peak season running from September to June, while Jalisco’s peak season runs from June to January. We also source avocados from other key growing regions, including Peru and Colombia.

Fresh avocados have a limited storage life once picked from the tree, typically three to six weeks depending on factors such as fruit maturity, cultivation methods, and handling conditions throughout the distribution chain. This includes the use of controlled-atmosphere technologies during transport to preserve quality.

Avocados delivered to our packinghouses are graded, sized, packed, and cooled. The size and timing of the annual avocado crop significantly impact both our costs and the prices we receive for the fruit. To help manage this, our field personnel work closely with growers and farm managers to coordinate harvest plans. Feedback from our field managers is shared with our sales department to help develop sales strategies for our direct sales force. Industry associations in Mexico employ crop estimators to provide an annual crop estimate. No less than three updates are executed throughout the crop year.

The process for purchasing avocados varies across sourcing regions. In California, growers receive daily field quotes, priced per pound, based on variety, size, and grade. These quotes are calculated by estimating expected sales prices, less anticipated costs and desired margins. Payments to California growers are settled monthly.

In Mexico, the crop typically produces three to four blooms per year. Prices are typically negotiated daily for most fruit harvested that day. Once a daily price is agreed upon, the fruit is harvested and delivered to one of our Mexican packinghouses. Final settlements, based on fruit size and quality, are completed approximately 14 to 21 days after harvest. We also source fruit directly from third-party Mexican packers (copackers) to balance inventory or fulfill priority sizes and grades. While this fruit usually is packed in Calavo branded cartons, all the fruit we source from third parties is packed at certified packinghouses to meet Calavo quality and food safety standards before being shipped to our facilities and customers.

Avocados sourced from Peru are primarily handled on a consignment basis. Payments are generally calculated as a percentage of the net selling price, less charges for distribution and value-added service or alternatively at a flat, per carton rate. Avocados from Colombia are primarily handled on an FOB Colombia basis, with price guidelines, strict quality specification and inspections upon arrival to the United States.

Aside from fruit costs, packing materials, and freight costs, which are generally passed on to our customers, a significant portion of our avocado handling costs are fixed. Consequently, fluctuations in delivery volumes can have a notable impact on our per-pound packing costs. Typically, larger crop volumes result in lower per-pound handling costs.

We believe our investments in packing house equipment, distribution centers with value-added ripening and packing capabilities, and skilled personnel position us to efficiently manage larger avocado crops. Our ongoing success in marketing avocados depends largely on maintaining a reliable, high-quality supply at reasonable prices while keeping handling costs low as fruit moves through our facilities and to our customers.

To help ensure the safety and quality of our avocados, we are subject to inspections by the USDA, the Mexican Secretary of Agriculture, Secretariat of Agriculture and Rural Development (SADER), and other regulatory authorities.

We have developed a range of value-added programs designed to provide products and services that address our customers' diverse needs. Key programs include:

●	Value-Added Ripening: Retailers require avocados that meet strict quality and ripeness standards. Our nationwide ripening infrastructure—featuring advanced technology and an experienced handling workforce—positions us to effectively meet those demands. We believe ripened avocados help retailers satisfy consumer preferences and drive faster sales through their stores.

●	Value-Added Packaging: We have introduced innovative packaging and display techniques to attract consumers, especially impulse buyers. These include bagging avocados and strategically displaying them within produce sections. Research shows that consumers typically buy larger quantities when avocados are offered in bags rather than traditional bulk displays. We also believe bagged avocados deliver a strong value proposition, supporting higher sales for grocery stores

The avocado market is highly competitive, with numerous marketers and importers sourcing avocados from independent, USDA-certified growers in Mexico, Peru, Colombia, Chile, and the Dominican Republic, among others. Based on data from various industry sources, we believe we are consistently among the largest avocado marketers in the United States in terms of both volume and sales.

We attribute our leadership position to our competitive sourcing strategies and the strong communication and service we maintain with our growers, driven by upper and middle management teams with decades of avocado experience. Additionally, we believe our diversified fresh product offerings, consistent product quality, and value-added programs give us a distinct advantage in serving retail and foodservice customers.

Our Grown business segment also markets and distributes other perishable food products, including tomatoes and papayas (“Other Fresh Products”). Tomatoes are primarily handled on a consignment basis, while papayas are managed through a pooling system, typically at a fixed fee per papaya delivered.

For consignment sales, our gross profit is typically based on a commission agreed upon with each party, usually calculated as a percentage of the total selling price. The gross profit percentage for these sales depends on the volume of fruit handled, average selling prices, and the competitiveness of returns offered to third-party growers and packers.

Sales of our Other Fresh Products are generally subject to seasonal fluctuations. We believe offering a variety of fruits complements our core avocado business and enhances our overall product portfolio.

Prepared

Our Prepared segment focuses on our prepared avocado products (“guacamole”) division. We use ultra-high-pressure technology, a cold pasteurization process, on all guacamole products to safeguard food without requiring preservatives. This process effectively eliminates bacteria that could cause spoilage, food safety concerns, or oxidation issues, while preserving the product’s taste profile. After processing, our guacamole can be frozen for extended shelf life or shipped fresh to customers in the U.S. and internationally.

While most of our prepared avocado products are produced at our Uruapan, Mexico facility, we occasionally partner with high-quality co-packers—utilizing similar ultra-high-pressure technology—to meet demand for retail and foodservice products.

Our prepared products include guacamole sold through retail and foodservice channels, as well as avocado pulp sold to foodservice customers. These products are marketed under Calavo-owned brands and through store-brand private label programs.

Both our Grown and Prepared segments foster strong customer relationships by delivering high-quality products, driving innovation, offering year-round availability, and maintaining national distribution.

Sales and Other Financial Information by Business Segment and Product Category

Sales and other financial information by business segment are provided in Note 10 to our consolidated financial statements that are included in this Annual Report.

Competition

The perishable food industry, including the avocado, tomato, papaya, and prepared foods markets in which we operate, is highly competitive. Competition is intensified by the perishable nature of our products and the need to meet evolving consumer preferences. We compete on several factors, including price, product quality, brand recognition, customer loyalty, consistency, supply reliability, marketing effectiveness, and our ability to provide value-added services such as ripening, packaging, regional distribution and logistics.

Our avocado business faces competition from both large multinational producers and distributors as well as regional and local growers and importers. Supply fluctuations, driven by seasonality, weather conditions and pests, among other geopolitical factors, can impact pricing and availability, particularly given the year-round demand for avocados. We believe our diverse sourcing regions, including California, Mexico, Peru, and Colombia, as well as our long-standing grower relationships and state-of-the-art ripening and packing facilities, provide a competitive advantage.

In the prepared avocado products segment, we face competition from local and international food processors offering both branded and private-label guacamole and avocado products. Consumer preferences, particularly for natural, preservative-free products, drive differentiation in this market. Our use of ultra-high pressure processing technology to deliver high-quality, preservative-free guacamole with extended shelf life helps position us as a leader in this category. Additionally, our ability to ship fresh or frozen products enhances our flexibility and reach across retail and foodservice markets in the U.S. and abroad.

While barriers to entry in the avocado, tomato, and produce markets are relatively low, we believe our scale, infrastructure, and reputation for quality and service differentiate us from smaller competitors. Our customer-focused approach, combined with our global sourcing capabilities and value-added services, position us to maintain and grow our market share in this competitive industry.

Patents and Trademarks

Our trademarks include the Calavo brand name and related logos. We also utilize the following trademarks in conducting our business: Avo Fresco, Bueno, Calavo Gold, Celebrate the Taste, El Dorado, Taste of Paradise, The First Name in Avocados, The Family of Fresh, ProRipeVIP™, and RIPE NOW!.

Research and Development

Our research and development for new and improved products generally originates from customer requests, customer and market research and innovative ideas generated by our own team of experts with food processing and culinary backgrounds.  We solicit customer and supplier input, review process and product trends, and conduct sensory and shelf life testing in order to expand the category and drive new sales for our customers. Research and development costs are charged to expense when incurred. Total research and development costs for fiscal years 2024, 2023 and 2022 were approximately $0.1 million, $0.1 million and $0.1 million.

Compliance with Government Regulations

As a purchaser, manufacturer, distributor, marketer, and advertiser of food products, our operations are subject to extensive regulation by various federal government agencies, including the U.S. Food and Drug Administration (the “FDA”), the USDA and the Federal Trade Commission, as well as state and local agencies, with respect to production processes, product attributes, packaging, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for the distribution, safety, purity and labeling of food products. In addition, our operations are subject to certain employment health and safety regulations, including those issued under the Occupational Safety and Health Act. Our packinghouse facilities and products are subject to periodic inspection by federal, state and local authorities, including the FDA and the California Department of Food and Agriculture, which oversees weights & measures compliance at our California facilities. All of our US facilities are also in compliance with the FDA’s Food Safety Modernization Act. In addition, our operations in Mexico are subject to US and Mexican regulations through the USDA-APHIS and the Mexican Secretary of Agriculture, Secretariat of Agriculture and Rural

Development (SADER) primarily pertaining to phytosanitary regulations, certification regulation for the importation of Hass avocados to the United States.

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

Human Capital Resources

We believe in nurturing people, from consumers eating our products to our employees, suppliers, customers and the communities in which we live and work.

Employees: Our employees are our greatest asset and are directly responsible for our success in delivering fresh, quality products to consumers. As of October 31, 2024, we had 2,106 employees, of which 317 were in the US and 1,789 were in Mexico. While we have certain operations in Hawaii that are represented by a union, we do not have a significant number of US employees covered by a collective bargaining agreement. Substantially all our Mexican employees, however, are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage.

The following is a summary of the number of “salaried” and “hourly” employees as of October 31, 2024.

Location	Salaried	Hourly	Total
United States	134	183	317
Mexico	388	1,401	1,789
TOTAL	522	1,584	2,106

We compensate all workers with wages, overtime premiums, and benefits that meet or exceed local legal standards, local industry standards, or collective agreements, whichever are highest. We have a grade and pay band structure in place for all U.S. positions, which is reviewed and updated no less than annually. We provide our employees with competitively fixed and/or variable pay, and for eligible employees we provide access to health and retirement benefits.

We have a framework for whistleblowing that allows employees to freely communicate their concerns about illegal or unethical practices without fear of retaliation or reprisal and which designates the Audit committee to oversee whistleblowing reports that are investigated by relevant departments. Our whistleblower policy is intended to promote the highest standards of fair treatment and personal ethics in the conduct of company business and practices.

Diversity, Equity, and Inclusion: We strive to foster a culture of diversity, equity, and inclusion, so all employees feel respected, and no employee feels discriminated against. We are proud of the diversity throughout our organization and feel this contributes to a positive and respectful working environment. It also helps foster innovation, creativity, and a wider range of perspectives to help us achieve even greater success.

We embrace diversity throughout our company as we have employees across multiple generations and many different backgrounds.

Engagement and Opportunities: Evolving our culture to increase employee engagement and productivity is a primary focus of our strategic plan as we believe an engaged workforce leads to a more innovative, productive and profitable company. Our employees are supported with training and development opportunities to pursue their careers and support compliance with our policies. We support employee growth and development through our partnership with LinkedIn Learning and other platforms, offering access to a comprehensive library of work-related topics, certifications, and training resources. Additionally, our enhanced HRIS system provides employees with a user-friendly dashboard—accessible via mobile devices or workstations—allowing convenient access to company communications, personal information, and organizational resources.

Health: We are committed to providing a safe and healthy work environment where all employees are treated with dignity and respect. We uphold fundamental human rights and adhere to established labor standards, not only for our own workforce, but also for those employed by our suppliers and the communities impacted by our operations.

Our goal is to maintain a workplace free of preventable hazards while complying with all applicable laws and regulations related to health and safety. To support this commitment, we conduct monthly safety training for operational employees and enforce the use of personal protective equipment required for their roles. Additionally, all employees participate in annual compliance training to ensure adherence to regulatory standards.

We strive to make life better for everyone, in line with our vision of nourishing families with quality products. We support the health and well-being of our employees by offering a comprehensive package of salaries and fringe benefits for employees, which we believe is a generous package for agri-industrial workers. Employees enjoy benefits which include:

a.	401k retirement plan with an employer match, up to 5% and immediate vesting.
b.	Company paid Group Term Life Insurance and supplementary life benefit elective options for the employee and family members.
c.	Medical, Dental and Vision plans – administered by a Health Maintenance Organization (HMO) or Preferred Provider Plan (PPO)
d.	Flexible Spending Account (FSA) that can reduce employee tax liability.
e.	Short-Term (STD) and Long-Term (LTD) disability plans paid for by Calavo.
f.	A company paid Employee Assistance Program, offering free and confidential counseling services.
g.	Vacation accrual of 2 – 4 weeks of accrual per year and paid sick leave.
h.	Paid Bereavement leave of 3 days.
i.	Paid Pregnancy leave.
j.	Cell phone and internet allowance where employees use their personal devices for work related purposes, based upon the position.

Safety: We are committed to building a culture of safety with the goal of zero incidents. Our approach prioritizes the health and well-being of our employees through proactive training programs, strict compliance with safety regulations, and continuous improvement initiatives. We implement comprehensive safety protocols across all facilities, regularly conduct safety audits, and provide ongoing training to ensure employees are equipped to recognize and mitigate risks. We also emphasize incident prevention through behavior-based safety programs and open communication channels, encouraging employees to report potential hazards without fear of retaliation. To reinforce accountability, we track key safety metrics such as recordable incident rates and lost time injury rates, benchmarking our performance against industry standards. Our safety culture extends beyond compliance, focusing on engagement, education, and empowerment to ensure every employee takes ownership of workplace safety.

Available Information

We file annual, quarterly and current reports, proxy statements and other information electronically with the SEC. Our annual reports on Form 10-K and proxy statements are made available free of charge through the Investors section of the Company’s website (http:// ir.calavo.com/financial-information/annual-reports-and-proxy-statements) as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Material contained on our website is not incorporated by reference in this report. Our executive officers are located at 1141-A Cummings Road, Santa Paula, CA 93060. The SEC also maintains an internet website that contains reports and other information regarding issuers that file electronically with the SEC located at http://www.sec.gov.

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

Business and Operational Risks

We may face challenges related to the transition and carve-out of operations following the divestiture of our Fresh Cut business, which could adversely impact our business, financial performance, and/or shareholder value.

The successful transition and carve-out of operations after the Fresh Cut business divestiture involves operational, strategic, and financial risks. These include the reallocation of resources and focus on our remaining business segments, which could divert management’s attention and impact efficiency and profitability.

Additionally, the reduced scale of our operations may lead to revenue fluctuations and challenges in managing fixed costs, potentially affecting our financial performance.

We also face risks associated with the allocation and use of proceeds from the divestiture. Investment decisions related to these proceeds may not yield the anticipated returns and could negatively impact shareholder value if not effectively deployed.

Any failure to address these risks could materially and adversely affect our business, financial condition, and results of operations.

Manufacturing and Supply Chain Disruption

Outbreaks of contagious diseases, sporadic pest challenges, and other adverse public health and environmental developments in the countries and states where we operate have had, and may continue to have, a material adverse effect on our business, financial condition, and operations. These challenges can create operational disruptions in the manufacturing of our products and in the supply chains that support our ability to deliver products to consumers. The potential effects include negative impacts on the availability of key personnel; disruptions to our facilities or the facilities of our business partners, customers, suppliers, third-party service providers, or other vendors; and interruptions to domestic and global supply chains, distribution channels, and financial markets. Restrictions on or disruptions to transportation, border controls, and closures—as well as other impacts on supply chains and distribution channels—could increase costs for raw materials and commodities, limit our ability to meet customer demand, or otherwise materially and adversely affect our business, financial condition, operating results, or cash flows.

Increases in interest rates could increase the cost of servicing our indebtedness and have an adverse effect on our results of operations, cash flows and stock price.

In June 2023, Calavo and certain subsidiaries entered into a credit agreement (the “Credit Agreement”) by and among Calavo, certain subsidiaries of Calavo as guarantors, and Wells Fargo Bank, National Association, as agent and lender.  This credit facility currently bears interest at a variable rate, which will generally change as interest rates change.  We also have various leases, and may enter into future equipment leases, with costs that increase as interest rates increase.  We bear the risk that the rates we are charged under the Credit Agreement and by lessors will increase faster than the earnings and cash flow of our business, which could reduce profitability, adversely affect our ability to service our obligations, or cause us to breach covenants contained in the Credit Agreement or leases, which could materially adversely affect our business, financial condition and results of operations.

Increases in interest rates may also affect consumer purchasing behavior, including for our fresh and prepared food products.

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

Due to the seasonality of the business, our revenue and operating results may vary from quarter to quarter.

Our earnings may be affected by seasonal factors, including:

●	the availability, quality and price of raw materials (including, but not limited to, fruit and vegetable inputs);
●	the timing and effects of ripening and perishability;
●	our ability to process perishable raw materials in a timely manner;
●	fixed overhead costs during off-season months; and
●	variations in consumer demand and holiday timing.

Our earnings are sensitive to fluctuations in market prices and demand for our products.

We buy and sell fresh produce that can be subject to price volatility caused by weather conditions such as rainfall, hailstorms, windstorms, floods, droughts, wildfires and freezes, as well as by impacts from diseases and pests.

Fresh produce is highly perishable and generally must be brought to market and sold soon after harvest. The selling price received for each type of produce depends on factors such as the availability and quality of the product in the market and the availability and quality of competing types of produce.

In addition, public perceptions regarding the quality, safety or health risks associated with particular food products could reduce demand and prices for some of our products. Food safety warnings, advisories, notices and recalls such as those administered by the FDA, CDC, other federal/state government agencies and/or suppliers of various agricultural products could also reduce demand and/or prices for some of our products. To the extent that consumers stop purchasing products that we produce due to health, food safety or other reasons, and we are unable to modify our products or to develop products that satisfy new consumer preferences, there could be a decreased demand for our products.

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

If we lose machinery or facilities due to natural disasters or mechanical failure, we may not be able to operate at a sufficient capacity to meet our production needs and we may incur significant costs or delays in any effort to restore lost capacity. Our production capacity for guacamole products is consolidated in a single manufacturing plant in the state of Michoacán, Mexico. Any significant production disruptions at this manufacturing site could result in a limitation of the availability of some or all our guacamole products. Any disruptions in our infrastructure could have a material adverse effect on our business, results of operations, and financial condition.

Failure to optimize our supply chain or disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

In coordination with our suppliers, our ability to make, move and sell products is critical to our success. Our inability to maintain sufficient internal production capacity or our inability to enter into co-packing agreements on reasonable terms could have an adverse effect on our business. Failure to adequately handle increasing production costs and complexity, turnover of manufacturing personnel, or production capability and efficiency issues could materially impact our ability to produce our products in a cost-effective manner and meet customer demand.

Additionally, damage or disruption to our collective manufacturing or distribution capabilities resulting from weather, any potential effects of climate change, natural disaster, disease, crop spoilage, fire or explosion, terrorism, organized crime, pandemics, strikes, repairs or enhancements at our facilities, or other reasons, could impair our ability to manufacture or sell our products. For example, our production capacity for guacamole products is consolidated in a single manufacturing plant in the state of Michoacán, Mexico. Any significant production disruptions at this manufacturing site could result in a limitation of the availability of some or all our guacamole products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, and may require additional resources to restore our supply chain

Disruption of the supply or reliability of transportation services and/or significant increases in the cost of these services could have an adverse effect on our business, financial condition and results of operations.

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

The acquisition of other businesses could pose risks to our business, financial condition and results of operations.

We intend to review acquisition prospects that would complement our business. While we are not currently a party to any definitive agreement with respect to any acquisitions, we may acquire other businesses in the future. Future acquisitions by us could result in accounting charges, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock. Acquisitions involve numerous risks, including the integration of the acquired operations, diversion of management’s attention to other business concerns, risks of entering markets in which we have limited prior experience, and the potential loss of key employees of acquired organizations. We may be unable to successfully integrate businesses or the personnel of any business that might be acquired in the future, and our failure to do so could have a material adverse effect on our business and on the market price of our common stock. Management’s attention, or other resources, may be diverted if we fail to successfully complete or integrate business combinations or investment transactions.

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations and services provided to customers, and any such disruption could damage our reputation and adversely affect our business, financial condition and results of operations.

Our information technology networks could be compromised by cyber-attacks resulting in misappropriation of our confidential information or that of third parties, system disruptions or system shutdowns. For example, in 2019, certain of our computer systems were encrypted by ransomware, which prevented them from operating for a period of time. Attackers may be able to develop and deploy viruses, worms, and other malicious software programs that infiltrate our systems or otherwise exploit any security vulnerabilities. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. We carry insurance, including cyber insurance, commensurate with our size and the nature of our operations; although there is no certainty that such insurance will in all cases be sufficient to fully reimburse us for all losses incurred in connection with the occurrence of any of these system security risks, data protection breaches, cyber-attacks or other events.

Our information technology systems may also experience interruptions, delays or cessations of service, or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive and resource intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes.

The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.

Sales to Walmart, our largest customer, amounted to approximately 12% of our total net sales in 2024. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect our results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers decrease, the impact may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could similarly adversely affect our business, financial condition, and results of operations.

Changes in our business relationships with California and Mexican growers could significantly impact our avocado supply.

We are dependent on our long-term relationships with independent growers in California and Mexico to obtain and maintain our supply of avocados in the United States. Deterioration of our relationships with our key growers could adversely affect our Grown business in the U.S., which could have an adverse effect on our business, financial condition and results of operations.

Holders of our common stock may not receive the level of dividends that we have paid in the past or any dividends at all.

Dividend payments are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Our Board of Directors may, in its sole discretion, decrease the level of dividends relative to those paid in the past, including entirely discontinuing the payment of dividends. Future dividends with respect to shares of our capital stock, if any, depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions (including restrictions in our Credit Agreement), business opportunities, provisions of applicable law (including certain provisions of the California Corporations Code) and other factors that our Board of Directors may deem relevant.

We have in the past had and may in the future incur substantial indebtedness which could restrict our ability to pay dividends and would impact our financing options and liquidity position.

Our ability to pay dividends is subject to restrictions contained in our Credit Agreement. Additionally, although our Credit Agreement contains covenants that restrict our ability to incur debt, as long as we meet these covenants, we will be able to incur additional indebtedness. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

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

Changing rules, public disclosure regulations and stakeholder expectations on environmental, social and corporate governance (“ESG”) related matters create a variety of risks for our business.

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

We may also communicate certain initiatives and goals regarding environmental, diversity and other ESG-related matters. These initiatives and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, results of operations and financial condition could be adversely impacted.

Human Capital Risks

We have recently transitioned new personnel into executive leadership positions and our future success will depend in part on our ability to manage this transition successfully. Management and key personnel changes may disrupt our operations, and we may have difficulty attracting and retaining qualified replacements.

We have experienced changes in management and other key personnel in critical functions across our organization, including our chief financial officer and other members of our accounting department. Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our operations, programs, growth, financial condition and results of operations. Further, new members of management may have different perspectives on programs and opportunities for our business, which may cause us to focus on new business opportunities or reduce or change emphasis on our existing business programs.

Our success is dependent upon our ability to attract and retain qualified management and key personnel in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract them, particularly at the executive level. We may face difficulty in attracting, retaining and compensating key talent for various reasons, including competitive market conditions, the effect of recent company performance on the achievement of performance compensation conditions, and the need to align the vision of a new executive team with our Board’s vision for our Company. We cannot assure you that we will be able to hire or retain the personnel necessary to achieve our strategic vision, that personnel we do recruit will be successful or that the loss of any such personnel will not have a material impact on our financial condition and results of operations.

Replacing departing executives can involve organizational disruption and uncertainty. We have paid in the past, and we may in the future pay, significant severance to departed executives. If we fail to manage transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely affected.

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

We utilize high-quality co-packers to produce a portion of our retail and foodservice products. If we are unable to utilize quality co-packers effectively, we may not be able to meet our production needs for our expected growth. Similarly, if an existing co-packer is no longer able or willing to produce products for us, there are no assurances that we will be able to immediately replace them with our own production capacity or that of another co-packer operating in the same region and at the same level of quality. We closely monitor and audit the quality of our co-packers; and our co-packers are required to maintain insurance. We, however, remain subject to risks related to the production of fresh and prepared foods.

Industry Risks

We are subject to increasing competition that may adversely affect our business, financial condition and results of operations.

The fresh produce and prepared food markets in which we operate are highly competitive. Each of our businesses is subject to competitive pressures, including the following:

●	The market for avocados is impacted by an increasing volume of foreign grown avocados being imported into the United States. There have been significant plantings of avocados in Mexico, Chile, the Dominican Republic, Peru, Colombia and other parts of the world, which have had, and will continue to have, the effect of increasing the volume of foreign grown avocados entering the United States market. Increased supply could put downward pressure on the market price for avocados and also lead to more marketing and distribution competitors if we are unable to process sufficient supply to maintain our market share.
●	We are subject to competition from other avocado packers. If we are unable to consistently pay growers a competitive price for their avocados, these growers may choose to have their avocados marketed by alternate packers.
●	In the guacamole market we compete with a variety of global manufacturers and distributors. These competitors include both branded and non-branded producers. To compete globally, we must be able to source, sell, and distribute globally. The overall availability and quality of our avocado source from which we produce our guacamole products can have a meaningful impact on sales and profitability.

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

Consumer preferences for food products are subject to fluctuations over time.  Our ability to market and sell our products successfully depends in part on our ability to identify changing consumer preferences and respond to those changes by offering products that appeal broadly to consumers.  Shifts in consumer preferences that can impact demand for our products can arise from various factors, including dietary trends, attention to particular nutritional aspects of our products, concerns regarding the health effects of particular ingredients, attention given to ingredient sourcing practices, and general public perception of food safety risks.  Consumer demand for our products also may be impacted by any public commentary that consumers or certain regulatory bodies (including federal or state agencies involved in monitoring food safety) may make regarding our products or similar products. Consumer demand for our products also may be impacted by changes in the level of advertising or promotional support employed by (i) us, (ii) our retail/foodservice customers, (iii) relevant industry groups, or (iv) third parties that provide competing products.  If consumer preferences trend negatively with respect to any one or more of our products, our sales volumes may decline as a result.

We rely on independent certifications for a number of our products.

We rely on independent third-party certifications, such as certifications of our products as “organic,” “Non-GMO” or “kosher,” to differentiate our products from others. We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified organic. For example, we can lose our “organic” certification if a manufacturing plant becomes contaminated with non-organic materials, or if it is not properly cleaned after a production run. In addition, all raw materials must be certified organic. Similarly, we can lose our “kosher” certification if a manufacturing plant and raw materials do not meet the requirements of the appropriate kosher supervisory organization. The loss of any independent certifications could adversely affect our market position as an organic and natural products company, which could harm our business.

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

Increased legislative, regulatory and public scrutiny on ESG issues including potential litigation involving our ESG practices or disclosures may adversely affect our business, and results of operations.

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

Unanticipated changes in U.S. or international tax provisions, the adoption of new tax legislation, or exposure to additional tax liabilities could affect our business, results of operations and financial position.

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

In July 2018, a local office of the SAT issued a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approx. $128.9 million USD at October 31, 2024) related to a fiscal 2013 tax audit. This amount has been adjusted for inflation as of October 31, 2024 to the amount of $3 billion Mexican pesos (approx. $148.8 million USD). Additionally, the tax authorities have determined that we owe our employees profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $5.9 million USD at October 31, 2024).

We filed an Administrative Appeal in August 2018, which was denied in March 2021, and liens were placed on CDM’s fixed assets and bank accounts. Court rulings later removed the liens and restored access to funds. Subsequent legal actions, including an Annulment Suit and Injunction Suit, challenged the SAT's findings and process. While courts have ruled favorably on some procedural matters, the core tax assessment remains unresolved, and litigation is ongoing.

In March 2022, we secured an Administrative Guaranty to safeguard CDM assets during the ongoing legal proceedings. In October 2022, the Tax Court ruled in favor of CDM, granting a definitive suspension of all collection actions, instructing the SAT to lift all liens on CDM's fixed assets and bank accounts, and acknowledging that the $3.1 billion pesos assessment exceeds CDM's economic capacity. While we continue to believe the assessment is without merit, we recorded a provision of $11.0 million in fiscal 2021 to account for estimated penalties, interest, and inflationary adjustments. Based on legal counsel from our tax advisory firm, we and our tax advisory firm have concluded that the provision remains reasonable as of October 31, 2024.

Despite our belief that we will prevail, there is no assurance of a favorable outcome or acceptable settlement terms. An adverse result could materially impact our financial condition and potentially trigger defaults under our credit facility.

Our dispute with the Mexican tax authorities related to taxes receivable may have a material adverse effect on our results of operations and financial position.

As of October 31, 2024, and October 31, 2023, CDM's IVA receivables, net of our estimated provision for uncollectable amounts, totaled $48.7 million (976.0 million Mexican pesos) and $49.9 million (913.6 million Mexican pesos).  Historically, CDM received IVA refunds from the Mexican tax authorities in a timely manner. However, since fiscal 2014 and continuing into fiscal 2024, the tax authorities have challenged refund requests and supporting documentation that were previously deemed acceptable. They have also questioned refunds related to IVA paid to certain suppliers alleged to have failed to meet their own tax obligations. These factors, among others, have contributed to delays in processing IVA claims.

We are actively pursuing the collection of these balances through regular administrative processes, but recovery may ultimately require Administrative Appeals or other legal actions. For additional details, see Note 14 in the consolidated financial statements.

We believe our operations in Mexico are properly documented, and our internationally recognized tax advisors support our position that there are legal grounds to prevail in recovering the IVA amounts. Accordingly, we have recorded no provision related to these refunds.  However, there is no assurance that we will be able to collect the full amounts recorded in our financial statements.

We are subject to possible changing USDA and FDA regulations which govern the importation of foreign avocados into the United States and the processing of prepared avocado products.

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

The FDA establishes, and continues to modify, regulations governing the production of prepared avocado products, such as the new Food Safety Modernization Act, which implements mandatory preventive controls for food facilities and compliance with mandatory produce safety standards.  Our results of operations may be adversely affected if we are unable to comply with these existing and modified regulations. Such failures could also cause reputational damage to our business.

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

On January 16, 2024, the Company announced that its internal audit process had identified to the Audit Committee of the Board of Directors certain matters that the Board of Directors determined after fiscal year end merited enhanced evaluation. A Special Committee of the Board of Directors (the “Special Committee”) was established to commence an investigation, with the assistance of external legal counsel and external forensic accountants. The Special Committee determined that certain of those matters related to the Company’s operations in Mexico raised potential issues under the FCPA. The Company voluntarily disclosed this ongoing investigation to the SEC and the DOJ, and the Company intends to fully cooperate with the SEC and the DOJ in connection with these matters.

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

We conduct a substantial amount of business with growers and customers who are located outside the United States. We purchase avocados from foreign growers and packers, sell fresh avocados and prepared avocado products to foreign customers, and operate packinghouses and a processing plant in Mexico. Mexico is the largest source of our supply of avocados, and our operations are affected by events in that country. In recent years, there has been an increase in organized crime in Mexico, which could in the future affect avocado farming, packing and shipment activities and increase the costs and risks of doing business in Mexico. We are also subject to regulations imposed by the Mexican government and to examinations by the Mexican tax authorities. Significant changes to these government regulations and to assessments by the Mexican tax authorities can have a negative impact on our operations and operating results in Mexico. Importing avocados from Mexico to the U.S. depends on our border remaining open, which has closed for trading in the past.

In November 2022, the Mexican Secretary of Labor and Social Welfare issued criteria for subcontracting inspections noting that companies engaged in farming, packing, distribution, and export of fruit would have to internalize picking and hauling services. In response to that criteria and subsequent fines, we are appealing the applicability of the criteria to our operations in Mexico, as well as disputing the notification received. An adverse result of this appeal could have an adverse effect on our operations in Mexico, which rely to some extent on external picking and hauling services.

For additional information about our Mexican sourced fruit, see the “Business” section included in this Annual Report.

Our current international operations are subject to various inherent risks, including:

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

Currency exchange rate fluctuations, depending upon the nature of the changes, may make our domestic-sourced products more expensive compared to foreign-grown products or may increase our cost of obtaining foreign-sourced products. These foreign currency fluctuations also affect the ultimate realization of foreign currency denominated assets and liabilities in U.S. dollar terms. While hedging instruments may help reduce the volatility associated with currency rate changes, hedging instruments may not be readily available, may be too expensive or may be ineffective for the respective reduction in volatility desired.  To date, the Company has not hedged against foreign currency exposure and we may not hedge against foreign currency exposure in the future, which could increase our susceptibility to foreign currency fluctuations.

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

We are subject to restrictive debt covenants and other requirements related to our debt that limit our flexibility by imposing operating and financial restrictions on our operations.

The Credit Agreement originally provided for a revolving credit facility of up to $90.0 million, along with a capex credit facility of up to $10.0 million. On August 15, 2024 in conjunction with the sale of the Fresh Cut business, the Credit Agreement was amended to, among other things, reduce revolving commitments thereunder to $75.0 million from $90.0 million. Later in August 2024 the capex credit facility (also known as the “Term Loan”) was fully repaid with proceeds from the sale of the Fresh Cut business. See Note 6 of the consolidated financial statements for further information regarding the August 15, 2024 amendment.

The Credit Agreement imposes significant operating and financial restrictions on us. These restrictions prohibit or limit our ability to: incur indebtedness; grant liens on assets; enter into certain investments; consummate fundamental change transactions; engage in mergers or acquisitions or dispose of assets; enter into certain transactions with affiliates; make changes to our fiscal year; enter into certain restrictive agreements; and make certain restricted payments (including for dividends). Each of these limitations are subject to various conditions.  The Credit Agreement also contains a springing fixed charge coverage ratio financial covenant that is tested if the amount of the Revolving Loans available to borrow under the Credit Facility is less than 10% of the total revolving credit facility.

The Credit Agreement also contains certain affirmative covenants and customary events of default provisions, including, subject to thresholds and grace periods, among others, payment default, covenant default, cross default to other material indebtedness, and judgment default.

Our ability to comply with the ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants, or failure to meet or maintain ratios or tests could result in a default under the Credit Agreement. Certain events of default under the Credit Agreement would prohibit us from paying dividends on our common stock. In addition, upon the occurrence of an event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the Credit Agreement, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the Credit Agreement lenders could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full this indebtedness and our other indebtedness.

Our ownership in unconsolidated subsidiaries, our loans/notes or advances to unconsolidated subsidiaries and other future debt or equity investments that we may make in unconsolidated subsidiaries, present risks and challenges that could have a material adverse effect on our business, financial position and results of operations.

Income/(loss) from unconsolidated entities includes our allocation of earnings or losses from our investments in Don Memo. We do not control the operations of this investment, and our allocation of potential income or loss can increase or decrease our overall profitability significantly.

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

Our insurance policies may not adequately protect us from liability and they may negatively impact our financial condition and results of operations due to the increasing premiums.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity risk management program is integrated with our overall enterprise risk management program and shares common methodologies, reporting channels and governance processes that apply across functions to other legal, compliance, strategic, operational, and financial risk areas. This integration ensures a holistic approach to risk management, enabling us to address cybersecurity risks in the context of broader organizational risks.

We build and evaluate our cybersecurity risk management program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). The NIST CSF offers a thorough set of guidelines and best practices to help us establish a strong cybersecurity posture. Utilizing the NIST CSF enables us to systematically identify, assess, and manage cybersecurity risks pertinent to our business operations. However, it's important to highlight that using the NIST CSF as a guide does not imply that our cybersecurity program meets any specific technical standards, specifications, or requirements.

Our cybersecurity risk management program is grounded in a zero-trust framework and employs a multi-layered approach to ensure comprehensive protection. This approach includes:

●	Awareness and Training for Employees: We conduct regular phishing campaigns, informational sessions at management meetings, and annual mandatory training with simulations of common cybersecurity threats. These initiatives aim to enhance employee awareness and preparedness against potential cyber threats.
●	Security Tools and Technologies: We utilize advanced security tools and technologies, along with control policies and active review procedures, to strengthen authentication and access protection. This includes implementing multi-factor authentication, encryption, and continuous monitoring of network activities.
●	Third-Party Risk Management: We have established a rigorous third-party risk management process and monitoring procedures for service providers, suppliers, and vendors who have access to critical systems and information. This ensures that our partners adhere to our cybersecurity standards and do not introduce vulnerabilities into our environment.
●	Risk and Vulnerability Management: Our risk and vulnerability management program encompasses both proactive and predictive defenses. We regularly assess, remediate, and validate our security measures to address emerging threats and vulnerabilities. This includes conducting vulnerability scans, penetration testing, and threat intelligence analysis.

●	Managed Detection and Incident Response: We employ advanced endpoint protection and managed detection and response services to quickly identify and respond to potential security incidents. Our incident response team is equipped to handle various types of cyber threats and minimize their impact on our operations.

In evaluating the risks identified as a part of the annual assessment process, our information technology team considers the likelihood and severity of the respective risk and the potential impact of the risk, including any potential impact on our customers and our employees. These risks are then prioritized and monitored by the information technology team.

We conduct periodic testing of software, hardware, defensive capabilities, and other information security systems to assess our cybersecurity readiness and maturity of the cybersecurity program. Tests are conducted by the information technology team and reputable third-party consultants and auditors. In developing and evaluating the testing procedures, we consider both our individual risks and industry standards.

The cybersecurity risk management program includes an incident response plan with a cross-functional team comprised of designated members of the information technology department, senior management, and other appropriate individuals. The team is responsible for assessing and managing the cybersecurity incident response process, as outlined within the incident response plan, and taking necessary corrective actions to mitigate and eliminate the issue.

As of the date of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition that are required to be reported in this Form 10-K. For further discussion of the risks associated with cybersecurity incidents and potential impact on us, see the cybersecurity risk factor within “Item 1A. Risk Factors” in this Form 10-K.

Governance

The information technology department, led by our Director of Information Technology & Services (“IT Director”), is responsible for our cybersecurity program. The IT Director, along with a third party provider with significant cybersecurity experience, manages information security, infrastructure, and compliance. This collaboration ensures that our cybersecurity practices are aligned with industry standards and best practices.

The Board of Directors considers cybersecurity risk as part of its overall risk oversight function. The Audit Committee receives briefings from the IT Director regarding our cybersecurity risk management program at least annually. These briefings include updates on our cybersecurity risks and threats, the status of projects to strengthen the information security systems, assessments of the information security program, and the emerging cybersecurity threat landscape.

Item 2. Properties

Our corporate headquarters is located in Santa Paula, California, in a leased building. Our RFG Business leased a corporate office in Rancho Cordova, California, which the lease expired in November 2024. We also operate numerous facilities across the United States and maintain three facilities in Mexico. See the following table for a summary of our locations:

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

Item 3. Legal Proceedings

See Note 7 of our consolidated financial statements for further information regarding certain legal and compliance matters.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The Nasdaq Global Select Market under the symbol "CVGW".

Shareholders

As of December 31, 2024, there were 735 stockholders of record of our common stock.

Dividend Policy

Our dividend policy has historically provided for an annual dividend payment, as determined by the Board of Directors. In November 2022, we announced that we would begin declaring and paying dividends quarterly rather than annually, as had been our practice.

On January 31, 2024, we paid a dividend of $0.10 per share, or an aggregate of $1.8 million, to shareholders of record on January 26, 2024. On April 29, 2024, we paid a dividend of $0.10 per share, or an aggregate of $1.8 million, to shareholders of record on April 1, 2024. On July 30, 2024, we paid a dividend of $0.10 per share, or an aggregate of $1.8 million, to shareholders of record on July 2, 2024. On October 30, 2024, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million, to shareholders of record on October 2, 2024.

Shareholder Return Performance Graph

The following graph compares the performance of our common stock with the performance of the Nasdaq Market Index and a Peer Group of major diversified companies in our industry for approximately the 60-month period beginning October 31, 2019 and ending October 31, 2024. In making this comparison, we have assumed an investment of $100 in Calavo Growers, Inc. common stock, the Nasdaq Market Index, the Peer Group Index as of October 31, 2019. We have also assumed the reinvestment of all dividends. Our Peer Group Index includes the companies of: Andersons, Inc., B&G Foods, Inc., Boston Beer Company, Inc., Fresh Del Monte Produce, Inc., Hain Celestial Group, Inc., J&J Snack Foods, Corp., John B Sanfilippo & Son, Inc., and Landec, Corp.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Calavo Growers, Inc., the NASDAQ Composite Index, and a Peer Group

$250
$200
$150
$100
$50
$0
10/19
10/20
10/21
10/22
10/23
10/24
Calavo Growers, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 10/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending October 31.

	10/19	10/20	10/21	10/22	10/23	10/24

Calavo Growers, Inc.	100.00	78.41	47.72	42.22	31.52	33.69
NASDAQ Composite	100.00	132.84	189.96	135.70	160.11	227.14
Peer Group	100.00	152.09	129.09	95.65	90.11	87.27

Item 6. RESERVED

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report. This discussion and analysis contain forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements because of various factors, including, but not limited to, those presented under "Business and Operational Risks", included in Item 1A and elsewhere in this Annual Report.

Overview

We are a leading marketer, processor, and distributor of avocados and other value-added fresh foods, serving customers worldwide. Our expertise in marketing and distributing avocados, as well as developing and manufacturing prepared avocado products and other value-added fresh foods, enables us to deliver a diverse range of products to retail grocery stores, foodservice providers, club stores, mass merchandisers, food distributors, and wholesalers—primarily in the United States.

We source avocados from multiple regions, including California, Mexico, Peru, and Colombia. Across our various operating facilities, we (i) sort, pack, and ripen avocados, tomatoes, and Hawaiian-grown papayas, and (ii) process and package guacamole. We distribute our products both domestically and internationally.

We report our operations in two different business segments: Grown and Prepared. The Grown segment consists of fresh avocados, tomatoes and papayas. The Prepared segment consists of guacamole sold at retail and foodservice companies as well as avocado pulp sold to foodservice companies. See Note 10 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information about our business segments.

Our Grown products business grades, sizes, packs, cools, and, when requested, ripens avocados for delivery to our customers. In fiscal 2024, we operated three packinghouses, and five regional distribution facilities all of which perform value-added operations that handle avocados for distribution to our customers.

We believe our continued success in marketing avocados depends on maintaining a reliable, high-quality supply at reasonable prices, while controlling handling costs as we ship fruit through our packinghouses and distribution centers. Our diverse sourcing network, including California, Mexico, Peru, and Colombia, enhances supply stability, which we believe supports long-term growth in the availability and demand for avocados in the United States and global markets.

Because fluctuations in avocado volumes impact per-pound handling costs, larger crops generally result in lower unit costs. Our investments in packinghouse equipment, value-added ripening and packing capabilities, and skilled personnel position us to efficiently handle larger volumes and optimize cost structures.

In addition to avocados, we distribute other perishable foods, including tomatoes and Hawaiian-grown papayas, which we believe complement our avocado offerings. We also periodically evaluate opportunities to distribute other crops that align with our business model and deliver reasonable returns.

Prepared products include guacamole sold at retail and foodservice as well as avocado pulp sold to foodservice. Prepared products are marketed under Calavo-owned brands, as well as store-brand and private label programs. Our Prepared business maintains relationships with foodservice companies and food retailers. We continue to seek to expand our relationships with major foodservice companies and food retailers and develop alliances that will allow our products to reach more consumers.

The operating results of our business are, and will continue to be, influenced by quarterly and annual fluctuations, as well as market declines, due to various factors. These include, but are not limited to, pests and diseases, weather patterns, shifts in consumer demand, food safety advisories, timing, reduction, or cancellation of significant customer orders, gains or losses of key customers, market acceptance of our products, and our ability to develop, introduce, and market new products in a timely manner.

Additional factors include the availability, quality, and cost of raw materials, new product launches by competitors, utilization rates at our production facilities, changes in product mix across our Grown and Prepared segments, and general economic conditions.

Despite these challenges, we believe our diversified sourcing capabilities, value-added production infrastructure, and strong customer relationships position us well to manage risks and achieve favorable operating results for the foreseeable future.

Recent Developments

Dividend payment

On January 31, 2024, we paid a dividend of $0.10 per share, or an aggregate of $1.8 million, to shareholders of record on January 26, 2024. On April 29, 2024, we paid a dividend of $0.10 per share, or an aggregate of $1.8 million, to shareholders of record on April 1, 2024. On July 30, 2024, we paid a dividend of $0.10 per share, or an aggregate of $1.8 million, to shareholders of record on July 2, 2024. On October 30, 2024, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million, to shareholders of record on October 2, 2024.

Sale of Fresh Cut and Discontinued Operations

We completed the sale of our Fresh Cut business (“Fresh Cut”, formerly “RFG”) and related real estate on August 15, 2024 for $83 million, subject to various closing adjustments. The Fresh Cut business represented substantially all of the business of the Prepared segment other than the guacamole business, which was retained. For more information, see Note 16 and 17 of the consolidated financial statements.

The financial results of the Fresh Cut business have been classified as discontinued operations in the statements of operations and its assets and liabilities have been classified as held for sale in the balance sheets included herein. Unless otherwise noted, amounts and disclosures in this section relate to our continuing operations (except for the Liquidity and Capital Resources section).

Prior to the decision to divest our Fresh Cut business, our Prepared reporting segment included the Fresh Cut business unit and our guacamole business. As a result of the divestiture, the Fresh Cut business unit is no longer included in our Prepared business segment. All segment information included herein reflect these changes. See Note 10 of the consolidated financial statements for further information.

Goodwill Impairment

As a result of the Fresh Cut business being classified as held for sale and discontinued operations, goodwill related to our Prepared segment was allocated between our Fresh Cut and Guacamole businesses based on the relative fair value of the disposal group and the portion of the reporting unit to be retained as of the date of the assets held for sale determination. The relative fair value was determined based on a discounted cash flow analysis, which included estimates and assumptions such as the weighted-average cost of capital, revenue growth rates, and profitability. Prior to the goodwill reallocation, an impairment assessment was performed which indicated no impairment to the Company’s reporting units. During our fiscal third quarter, given the sale of our Fresh Cut business was pending, we evaluated whether it was more likely than not that the carrying value of the Fresh Cut business exceeded its fair value. We performed an impairment analysis in which the fair value was estimated based on the arm’s length sale price. Accordingly, the Company recorded a goodwill impairment charge of $9.3 million during the quarter ended July 31, 2024 as a result of the ongoing negotiations and finalization of the sale price (See Note 16 of the consolidated financial statements for further information).

In fiscal 2024 and 2023, the Company performed a qualitative assessment for its Grown reporting unit by reviewing macroeconomic conditions, industry and market conditions, cost factors, and overall performance compared with prior projections, and other relevant entity-specific events, and performed a quantitative assessment for its Prepared reporting unit. The quantitative assessment of the Company’s Prepared reporting unit was determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis, a market approach was utilized using observable market data such as comparable companies in similar lines of business that are publicly traded. Other than the goodwill impairment charge of $9.3 million, as discussed above, the Company concluded based on quantitative assessment tests that no goodwill impairment existed in the fiscal years ended October 31, 2024, and 2023. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units which include forecasted cash flow. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.

Compliance matters

On January 16, 2024, the Company announced that its internal audit process had identified to the Audit Committee of the Board of Directors certain matters that the Board of Directors determined merited enhanced evaluation. The Special Committee was established to commence an investigation, with the assistance of external legal counsel and external forensic accountants. The Special Committee determined that certain of those matters related to the Company’s operations in Mexico raised potential issues under the FCPA. The Company has voluntarily disclosed this ongoing internal investigation to the SEC and the DOJ, and the Company intends to fully cooperate with the SEC and the DOJ in connection with these matters. Any determination that the Company’s operations or activities were not in compliance with laws, including the FCPA, could result in the imposition of material fines and penalties and the imposition of equitable remedies. See “Risk Factors” included in this Annual Report. The Company cannot currently predict the timing of completion or the outcome of its internal investigation or of any actions that may be taken by the SEC, the DOJ or Mexican authorities in connection with the matters under investigation, and the Company cannot currently estimate the amount or range of loss or potential impact on its consolidated financial statements associated with these matters.

Mexican Tax Issues

See footnotes 7 and 14 of the consolidated financial statements for information on Mexican tax matters and the Mexican IVA taxes receivable.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate our estimates, including those related to the areas of customer and grower receivables, IVA tax receivables, inventories, useful lives of property, plant and equipment, promotional allowances, equity income/losses and impairment analysis from unconsolidated entities, loans to unconsolidated entities, income taxes, retirement benefits, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Additionally, we frequently engage third party valuation experts to assist us with estimates described below. Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods.

Management has discussed the development and selection of critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting estimates in this Annual Report.

We believe the following are the critical judgments and estimates used in the preparation of our consolidated financial statements.

As discussed in Notes 7 and 14 in the consolidated financial statements, our accounting for Mexican tax matters, including the 2013 tax assessment and IVA receivables, involves significant judgment and estimation uncertainty. These estimates require management to evaluate complex tax regulations, assess the probability of outcomes, and determine the appropriate accounting treatment for potential liabilities and asset recoverability.

2013 Tax Assessment and IVA Receivables

As discussed in Notes 7 and 14 in the consolidated financial statements, our accounting for Mexican tax matters, including the 2013 tax assessment and IVA receivables, involves significant judgment and estimation uncertainty. These estimates require management to evaluate complex tax regulations, assess the probability of outcomes, and determine the appropriate accounting treatment for potential liabilities and asset recoverability.

Provision for 2013 Tax Assessment:

We have recorded a provision of $11.0 million, representing our best estimate of the potential outcome related to the 2013 tax assessment. This estimate incorporates assumptions regarding non-deductible expenses, penalties, interest, inflationary adjustments, and other potential miscellaneous factors. Future changes in legal interpretations, court rulings, or settlement negotiations could have a material impact on this provision.

IVA Receivables Recoverability:

We have recognized IVA receivables totaling $48.7 million as of October 31, 2024. Our estimate assumes that the supporting documentation for our tax structure will be upheld, and that administrative appeals or legal processes will ultimately result in collection of these receivables. However, delays in the appeals process, adverse rulings, or changes in tax enforcement practices could materially impact the timing and amount of recovery.

Sensitivity Analysis:

Given the uncertainties associated with these matters, even small changes in assumptions or legal interpretations could significantly affect the reported amounts. We continue to monitor developments, and any material changes will be reflected in future periods as they occur.

Goodwill

Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Additionally, when a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value method. Relative fair value is estimated using a combination of a discounted cash flow analysis and market valuation approach. We perform a goodwill impairment test on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When evaluating goodwill for impairment, we may first perform a qualitative assessment (“step zero” of the impairment test) to determine whether it is more likely than not that a reporting unit is impaired. If we decide not to perform a qualitative assessment, or if we determine that it is more likely than not the carrying amount of a reporting unit exceeds its fair value, then we perform a quantitative assessment (“step one” of the impairment test), and calculate the estimated fair value of the reporting unit. To the extent the carrying amount of the reporting unit’s allocated goodwill exceeds the unit’s fair value, we recognize an impairment of goodwill for the excess up to the amount of goodwill of that reporting unit.

As a result of the Fresh Cut business being classified as held for sale and discontinued operations, goodwill related to our Prepared segment was allocated between our Fresh Cut and Guacamole businesses based on the relative fair value of the disposal group and the portion of the reporting unit to be retained as of the date of the assets held for sale determination. The relative fair value was determined based on a discounted cash flow analysis, which included estimates to assumptions such as the weighted-average cost of capital, revenue growth rates, and profitability assumptions. Prior to the goodwill reallocation, an impairment assessment was performed which indicated no impairment to the Company’s reporting units. During our fiscal third quarter, given the sale of our Fresh Cut business was pending, we evaluated whether it was more likely than not that the carrying value of the Fresh Cut business exceeded its fair value. We performed an impairment analysis in which the fair value was estimated based on the arm’s length sale price. Accordingly, the Company recorded a goodwill impairment charge of $9.3 million during the quarter ended July 31, 2024 as a result of the ongoing negotiations and finalization of the sale price.

In fiscal 2024 and 2023, the Company performed a qualitative assessment for its Grown reporting unit by reviewing macroeconomic conditions, industry and market conditions, cost factors, overall performance compared with prior projections, and other relevant entity-specific events, and performed a quantitative assessment for its Prepared reporting unit. The quantitative assessment of the Company’s Prepared reporting unit was determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded. Other than the goodwill impairment charge of $9.3 million, as discussed above, the Company concluded based on quantitative assessment tests that no goodwill impairment existed in the fiscal years ended October 31, 2024 and 2023. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units which include forecasted cash flow. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.

Reclassified Quarterly Financial Information for Fiscal 2023

The following table sets forth our unaudited quarterly statements of operations for the most recent eight quarters. The information for each quarter has been prepared on a basis consistent with our consolidated financial statements and reflects, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. This quarterly schedule is provided due to the sale of our Fresh Cut business, which resulted in amounts related to discontinued operations being reclassified to reflect only continuing operations in the prior year. The following quarterly financial data should be read in conjunction with our consolidated financial statements (in $000s, except share and per share amounts).

	Three Months Ended:
	January 31,		April 30,		July 31,		October 31,
	2024	2023	2024	2023	2024	2023	2024	2023
Net sales	127,606	132,763	184,383	158,279	179,596	160,856	169,959	142,204
Cost of sales	116,846	121,031	163,722	143,671	159,503	138,852	153,669	127,936
Gross profit	10,760	11,732	20,661	14,608	20,093	22,004	16,290	14,268
Selling, general and administrative	13,463	11,642	13,020	13,361	10,510	12,994	13,045	9,279
Expenses related to Mexican tax matters	383	2,048	202	386	225	(1,203)	233	1,897
Operating income (loss)	(3,086)	(1,958)	7,439	861	9,358	10,213	3,012	3,092
Foreign currency gain (loss)	1,708	1,353	(304)	1,063	(4,203)	2,019	(3,041)	(3,057)
Interest expense	(824)	(377)	(962)	(244)	(833)	(766)	(274)	(984)
Interest and other income, net	200	340	520	307	181	177	760	41
Income (loss) before income taxes and income (loss) from unconsolidated entities	(2,002)	(642)	6,693	1,987	4,503	11,643	457	(908)
Income tax benefit (expense)	(573)	41	(390)	(484)	1,441	(2,408)	(2,803)	(3,297)
Net income (loss) from unconsolidated entities	1	156	204	(56)	(579)	(498)	(104)	(481)
Net income (loss) from continuing operations	(2,574)	(445)	6,507	1,447	5,365	8,737	(2,450)	(4,686)
Net income (loss) from discontinued operations	(3,683)	(2,350)	(408)	(5,407)	(6,127)	(2,029)	2,346	(3,234)
Net income (loss)	(6,257)	(2,795)	6,099	(3,960)	(762)	6,708	(104)	(7,920)
Add: Net loss (income) attributable to noncontrolling interest	(10)	(273)	(37)	(35)	30	(82)	(35)	13
Net income (loss) attributable to Calavo Growers, Inc.	(6,267)	(3,068)	6,062	(3,995)	(732)	6,626	(139)	(7,907)
Calavo Growers, Inc.’s net income (loss) per share:
Basic
Continuing Operations	($ 0.15)	($ 0.04)	$ 0.36	$ 0.08	$ 0.30	$ 0.49	($ 0.14)	($ 0.26)
Discontinued Operations	($ 0.21)	($ 0.13)	($ 0.02)	($ 0.31)	($ 0.34)	($ 0.11)	$ 0.13	($ 0.18)
Net income (loss) attributable to Calavo Growers, Inc	($ 0.35)	($ 0.17)	$ 0.34	($ 0.23)	($ 0.04)	$ 0.37	($ 0.01)	($ 0.45)
Diluted
Continuing Operations	($ 0.15)	($ 0.04)	$ 0.36	$ 0.08	$ 0.30	$ 0.48	($ 0.14)	($ 0.26)
Discontinued Operations	($ 0.21)	($ 0.13)	($ 0.02)	($ 0.31)	($ 0.34)	($ 0.11)	$ 0.13	($ 0.18)
Net income (loss) attributable to Calavo Growers, Inc	($ 0.35)	($ 0.17)	$ 0.34	($ 0.23)	($ 0.04)	$ 0.37	($ 0.01)	($ 0.45)
Number of shares used in per share computation:
Basic	17,799	17,673	17,800	17,721	17,801	17,756	17,802	17,766
Diluted	17,799	17,673	17,872	17,883	17,842	17,856	17,871	17,766

Results of Operations

The following table sets forth certain items from our consolidated statements of operations, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,
	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Gross profit	10.2%	10.5%	7.1%
Selling, general and administrative	7.6%	8.0%	6.0%
Expenses related to Mexican tax matters	0.2%	0.5%	0.2%
Operating income	2.5%	2.1%	0.9%
Foreign currency gain (loss)	(0.9)%	0.2%	(0.1)%
Interest income	0.2%	0.1%	0.1%
Interest expense	(0.4)%	(0.4)%	(0.2)%
Other income, net	0.1%	0.0%	0.1%
Unrealized and realized net loss on Limoneira shares	—%	—%	(1.1)%
Net income (loss) from continuing operations	1.0%	0.9%	(0.9)%

Net Sales

We believe that the fundamental consumption trends for our products continue to be favorable. First, U.S. avocado demand continues to grow, with per capita consumption in 2023/2024 per USDA reaching 9.2 pounds per person, and approximately 64% higher than the estimate from a decade ago. We believe that the healthy eating trend that has been developing in the U.S. contributes to such growth, as avocados are cholesterol and sodium free, dense in fiber, vitamin B6, antioxidants, potassium, folate, and contain unsaturated fat, which helps lower cholesterol.

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

In October 2002, the USDA established the Hass Avocado Board to promote the sale of Hass avocados in the U.S. market. This board created a framework for unified funding of promotional activities through assessments on all avocados sold in the United States. Historically, the California Avocado Commission—funded by California avocado growers—has borne the costs of promotional and advertising efforts to support avocado sales. We believe that the incremental funding for promotional and advertising programs in the U.S. will have a positive long-term impact on average selling prices and will benefit our avocado business. During fiscal 2024, 2023, and 2022, we remitted approximately $2.0 million, $0.5 million, and $1.5 million, to the California Avocado Commission on behalf of avocado growers. Additionally, we remitted approximately $5.6 million, $8.0 million, and $8.1 million to the Hass Avocado Board in support of these activities. Similarly, in 2013, Avocados From Mexico (AFM) was formed as the marketing arm of the Mexican Hass Avocados Importers Association (MHAIA) and the Association of Growers and Packers of Avocados From Mexico (APEAM). During fiscal 2024, 2023, and 2022, we remitted approximately $4.3 million, $5.5 million, and $4.2 million, to APEAM primarily for marketing activities related to Mexican avocados.

We also believe that our other Grown products, primarily tomatoes, are positioned for future growth. The tomato is the fourth most popular fresh-market vegetable (though a fruit scientifically speaking, tomatoes are often considered a vegetable) behind potatoes, lettuce, and onions in the U.S. Over the past few decades, per capita consumption of tomatoes has been on the rise due primarily to the enduring popularity of salads, salad bars, and submarine sandwiches. Perhaps of greater importance has been the introduction of new and improved tomato varieties, the increased development of hot-house grown tomatoes (such as those grown by our ADM affiliate), heightened consumer interest in a wider range of tomatoes, a surge of new immigrants who eat vegetable-intensive diets and expanding national emphasis on health and nutrition.

Papayas have become more popular as consumption in the U.S. has more than doubled in the past decade. Papayas have high nutritional benefits. They are rich in antioxidants, B vitamins, folate and pantothenic acid, potassium and magnesium, and fiber.

Our Prepared segment sources avocados, processes them into a wide variety of guacamole products, and distributes the finished products to foodservice, retail, and industrial accounts. All prepared avocado products undergo cold pasteurization and include both frozen and fresh guacamole options. We believe the extended shelf life of our frozen guacamole and the freshness and purity of our fresh guacamole position us well to meet the diverse preferences and needs of today’s consumers. Our customer base spans foodservice providers, retail businesses, and industrial accounts. We are actively working to strengthen relationships with major foodservice companies, expand partnerships with retail and industrial clients, and develop strategic alliances to broaden our market reach and increase product visibility.

The following tables set forth sales by product category and sales allowances, by segment (dollars in thousands):

	Year Ended October 31, 2024			Year Ended October 31, 2023
	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$534,413	$—	$534,413	$466,385	$—	$466,385
Tomatoes	54,660	—	54,660	54,669	—	54,669
Papayas	11,573	—	11,573	10,432	—	10,432
Other fresh income	8	—	8	100	—	100
Guacamole		71,468	71,468	—	73,068	73,068
Salsa	—	—	—	—	796	796
Total gross sales	600,654	71,468	672,122	531,586	73,864	605,450
Less sales allowances	(3,030)	(7,548)	(10,578)	(4,190)	(7,158)	(11,348)
Net sales	$597,624	$63,920	$661,544	$527,396	$66,706	$594,102

	Year Ended October 31, 2023			Year Ended October 31, 2022
	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$466,385	$—	$466,385	$645,944	$—	$645,944
Tomatoes	54,669	—	54,669	45,223	—	45,223
Papayas	10,432	—	10,432	11,422	—	11,422
Other fresh income	100	—	100	123	—	123
Guacamole	—	73,068	73,068	—	77,143	77,143
Salsa	—	796	796	—	1,860	1,860
Total gross sales	531,586	73,864	605,450	702,712	79,003	781,715
Less sales allowances	(4,190)	(7,158)	(11,348)	(4,507)	(7,517)	(12,024)
Net sales	$527,396	$66,706	$594,102	$698,205	$71,486	$769,691

The following table summarizes our net sales by business segment:

	2024	Change	2023	Change	2022

Net sales:
Grown	$597,624	13%	$527,396	(24)%	$698,205
Prepared	63,920	(4)%	66,706	(7)%	71,486
Total net sales	$661,544	11%	$594,102	(23)%	$769,691

As a percentage of sales:
Grown	90.3%		88.8%		90.7%
Prepared	9.7%		11.2%		9.3%
	100%		100%		100%

Summary

Net sales for the year ended October 31, 2024, compared to the corresponding period in fiscal 2023, increased by $67.4 million, or approximately 11%. This increase was driven by an increase in the Grown segment, partly offset by a decline in the Prepared segment.

For the year ended October 31, 2024, the increase in Grown product sales was primarily due to an increase in price per unit of avocados partially offset by decreased sales volume in avocados and tomatoes. For the year ended October 31, 2024, the decrease in Prepared product sales was due primarily to a change in product mix, described further below.

We remain focused on expanding grower partnerships and strengthening relationships with retail and foodservice customers to drive net sales growth across all business segments.

Both our Grown and Prepared segments are influenced by seasonal trends, which may affect the availability, volume, and quality of raw materials sourced during any given quarter.

Grown Products

Fiscal 2024 vs. Fiscal 2023:

Net sales for the Grown products business increased by approximately $70.2 million, or 13%, for the year ended October 31, 2024 compared to the prior year period. The increase in Grown product sales during the year ended October 31, 2024 was primarily related to higher sales prices for avocados, partially offset by a decrease in sales of tomatoes.

Sales of avocados increased $68.0 million, or 15%, for the year ended October 31, 2024, compared to the prior year period. The average avocado sales price per carton increased 24% compared to the prior year period. The increase in the sales price per carton was mainly due higher market values for avocados. The volume of avocados sold for the year ended October 31, 2024 decreased by 8% compared to the prior year period.

We expect our avocado sales volume to increase in fiscal 2025, driven by our focus on new customer recruitment, expanding existing customers’ sales, and intensifying global sourcing.

Sales of tomatoes decreased by $0.1 million, or 0.3%, for the year ended October 31, 2024, when compared to the prior year period. The decrease in tomato sales was primarily due to a 17% decrease in volume sold offset by a 19% increase in the sales price per carton.

Fiscal 2023 vs. Fiscal 2022:

Net sales for the Grown products business decreased by approximately $170.8 million, or 24%, for the year ended October 31, 2023 compared to the prior year period. The decrease in Grown product sales during the year ended October

31, 2023 was primarily related to lower sales prices of avocados due to increased industry supply of avocados. Partially offsetting this decrease, tomato sales increased due to an increase in sales prices per carton, and higher tomato sales volume.

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

Prepared products

Fiscal 2024 vs. Fiscal 2023:

Net sales for the Prepared products business decreased by approximately $2.7 million, or 4%, for the year ended October 31, 2024, compared to the corresponding period in fiscal 2023. This decrease in Prepared product sales during the year ended October 31, 2024 was primarily related to a change in sales mix.

Net sales for guacamole products decreased $2.0 million, or 3%, for the year ended October 31, 2024 compared to the corresponding period in fiscal 2024. During fiscal 2024, compared to fiscal 2023, the volume of frozen products sold as a percentage of total sales increased. Frozen products typically have lower sales prices than their unfrozen counterparts.

We anticipate an increase in sales for our Prepared products in fiscal 2025, fueled by new innovations that are expected to drive higher sales volumes, particularly in the retail markets, compared to the prior year. We cannot assure you, however, that such increases in sales will occur.

Fiscal 2023 vs. Fiscal 2022:

Net sales for the Prepared products business decreased by approximately $4.8 million, or 7%, for the year ended October 31, 2023 compared to the corresponding period in fiscal 2022. This decrease in Prepared product sales during the year ended October 31, 2023 was primarily related to lower sales volume of guacamole products.

Net sales for guacamole products decreased $6.9 million, or 10%, for the year ended October 31, 2023 compared to the corresponding period in fiscal 2022, primarily due to a decrease in total volume sold.

With the divestiture of our salsa business in April 2023, we had a decrease in sales of salsa products of $1.1 million, or 59%.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment:

	2024	Change	2023	Change	2022

	(Dollars in thousands)
Gross profit:
Grown	$55,268	9%	$50,534	1%	$50,165
Prepared	12,536	4%	12,078	164%	4,577
Total gross profit	$67,804	8%	$62,612	14%	$54,742

Gross profit percentages:
Grown	9.2%		9.6%		7.2%
Prepared	19.6%		18.1%		6.4%
Consolidated	10.2%		10.5%		7.1%

Summary

Our cost of goods sold consists predominantly of ingredient costs (primarily fruit and other whole foods), packing materials, freight and handling, labor and overhead (including depreciation) associated with preparing food products, and other direct expenses pertaining to products sold. Gross profit increased by approximately $5.2 million, or 8%, for the year ended October 31, 2024, compared to the same period in fiscal 2023. This growth was primarily driven by higher gross profits in both the Grown and Prepared segments.

Grown products

Fiscal 2024 vs. Fiscal 2023:

For the year ended October 31, 2024, compared to the prior year, our Grown products segment gross profit increased by $4.7 million, or 9%. Gross profit percentages for avocados remained strong at approximately 10% for both fiscal 2024 and 2023. However, tomato gross profits declined to $3.6 million from $4.5 million. While the majority of our tomato sales are made on a consignment basis, we also purchase some tomatoes on the spot market to fulfill specific customer requests. The decrease in tomato gross profit was primarily attributable to higher sales of tomatoes sourced from the spot market, which were less profitable than our traditional consignment tomato sales. We expect to source less volume from the spot market in fiscal 2025 relative to consignment sales.

Fiscal 2023 vs. Fiscal 2022:

During our year ended October 31, 2023, as compared to the prior year period, our Grown products segment gross profit increased $0.4 million or 1%. For the years ended October 31, 2023 and 2022, the gross profit percentages for avocados were 10.1% and 7.1%, respectively.

For the year ended October 31, 2023, we generated gross profit of $4.5 million from tomato sales, up from $3.5 million in the prior year period.  The majority of our tomato sales are made on a consignment basis, in which the gross profit we earn is generally based on a commission agreed to with each party, which usually is a percent of the overall selling price. We, however, also purchase some tomatoes on the spot market to meet specific customer requests and have certain fixed overhead costs associated with our tomato operations which impact the overall gross profit realized from tomato sales.  The gross profit percentage for consignment sales are dependent on the volume of fruit we handle, the average selling prices, and the competitiveness of the returns that we provide to third-party growers/packers. The decrease in tomato gross profit was due primarily to an increase in sales of tomatoes from third-party growers/packers. As discussed above, even though a majority of our tomato sales are made on a consignment basis, we had lower gross profit from third-party growers/packers compared to the prior year.

Prepared products

Fiscal 2024 vs. Fiscal 2023:

The gross profit percentage for guacamole products for the year ended October 31, 2024, was 19.6%, compared to 18.1% in the prior year. This increase in gross profit percentage for fiscal 2024 was primarily driven by lower raw fruit costs and lower production expenses.

Fiscal 2023 vs. Fiscal 2022:

The increase in our Prepared products gross profit for the year ended October 31, 2022, was the result of increased profit in guacamole products. Guacamole products gross profit percentage for the year ended October 31, 2023 was 18.1%, compared to a gross profit of 5.7% for the prior year period. The increase in gross profit percentage for the year ended October 31, 2023 in guacamole products was primarily due to lower raw product fruit costs and manufacturing improvements.

Selling, General and Administrative

	2024	Change	2023	Change	2022

	(Dollars in thousands)
Selling, general and administrative	$50,038	6%	$47,276	2%	$46,538
Percentage of net sales	7.6%		8.0%		6.0%

Selling, general and administrative expenses of $50.0 million for the year ended October 31, 2024 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $2.8 million, or 6%, for the year ended October 31, 2024 compared to the prior year period. This increase was primarily due to $7.4 million in professional fees related to our internal investigation and a $1.0 million employee incentive accrual. Partially offsetting these increases is a reduction in severance cost of $1.6 million and $3.0 million in stock-based compensation, from the prior year, related to the departure of our former Chief Executive Officer and other executives.

Selling, general and administrative expenses of $47.2 million for the year ended October 31, 2023 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $0.7 million, or 2%, for the year ended October 31, 2023 compared to the prior year period. This increase was primarily due to $2.9 million paid in severance and other costs and $1.6 million in stock-based compensation related to executive departures. Partially offsetting these increases, is a reduction in our short-term incentive accrual of $2.3 million.

Foreign currency gain (loss)

	2024	Change	2023	Change	2022

	(Dollars in thousands)
Foreign currency gain (loss)	$(5,840)	(524)%	$1,378	(242)%	$(973)

Our operations in Mexico are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries in Mexico is the United States dollar. As a result, monetary assets and liabilities are remeasured into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are remeasured at historical rates. Sales and expenses are remeasured using a weighted-average exchange rate for the period.

Due to the change in the Mexican peso to the U.S. dollar exchange rates, foreign currency remeasurement losses, net of gains, for the year ended October 31, 2024 and 2022 were $5.8 million and $1.0 million respectively. Foreign currency remeasurements gains, net of losses, for the year ended October 31, 2023 were $1.4 million.

Loss from Unconsolidated Entities

	2024	Change	2023	Change	2022

	(Dollars in thousands)
Loss from unconsolidated entities	$(478)	(46)%	$(879)	56%	$(564)

Loss from unconsolidated entities includes our allocation of earnings or losses from our investments in Don Memo. For the years ended October 31, 2024, 2023 and 2022, we recognized losses of $0.5 million, $0.9 million and of $0.6 million, respectively, related to Don Memo.

Interest Income

	2024	Change	2023	Change	2022

	(Dollars in thousands)
Interest income	$1,020	69%	$605	21%	$500
Percentage of net sales	0.2%		0.1%		0.1%

The increase in interest income in fiscal 2024 as compared to 2023 is primarily due to interest earned on the net proceeds from the sale of the Fresh Cut business. The increase in interest income in fiscal 2023 as compared to 2022 is primarily due to the increase in the amount owed from our tomato growers from loans and infrastructure advances.

Interest Expense

	2024	Change	2023	Change	2022

	(Dollars in thousands)
Interest expense	$2,893	22%	$2,371	45%	$1,631
Percentage of net sales	0.4%		0.4%		0.2%

Interest expense is primarily generated from our line of credit borrowings with Wells Fargo. For fiscal 2024, as compared to fiscal 2023, the increase in interest expense was due to higher interest rates, as well as a higher average debt balance and amortization of debt issuance cost. For fiscal 2023, as compared to fiscal 2022, the increase in interest expense was due to higher interest rates, as well as a higher average debt balance.

Other Income, Net

	2024	Change	2023	Change	2022

	(Dollars in thousands)
Other income, net	$641	147%	$260	(68)%	$803
Percentage of net sales	0.1%		0.0%		0.1%

Other income, net includes transactions that are outside of the normal course of operations. For fiscal 2024, as compared to fiscal 2023, the increase in other income, net was due to a $0.3 million recovery of non-CDM Mexican IVA tax. For fiscal 2023, as compared to fiscal 2022, the decrease in other income, net was due to $0.6 million received as dividend income from Limoneira in 2022. At the end of fiscal 2022, we sold our investment in Limoneira and therefore received no dividends from Limoneira in fiscal 2024 and fiscal 2023.

Income Taxes Provision

	2024	Change	2023	Change	2022

	(Dollars in thousands)
Income tax expense	$2,325	(62)%	$6,148	94%	$3,165
Effective tax rate	25.3%		55.0%		(85.9)%

For fiscal 2024 continuing operation, we incurred $0.5 million return to provision discrete taxable items. These discrete items were primarily related the lack of deductibility of certain Mexican tax expenses. In addition, we recognized $0.7 million of income tax provision benefit during fiscal 2024 related to the other permanent differences and release of valuation allowances.

For fiscal 2023 continuing operation, we incurred $0.2 million return to provision discrete taxable items. These discrete items were primarily related the lack of deductibility of certain Mexican tax expenses. In addition, we recognized $3.1 million of additional income tax provision expenses during fiscal 2023 related to the other permanent differences.

Net loss (income) attributable to noncontrolling interest

	2024	Change	2023	Change	2022

	(Dollars in thousands)
Net loss (income) attributable to noncontrolling interest	$(52)	(86)%	$(377)	(207)%	$353
Percentage of net sales	(0.0)%		(0.0)%		0.0%

For fiscal years 2024, 2023 and 2022, the net loss (income) attributable to noncontrolling interest is due to income/losses from Avocados de Jalisco.

Liquidity and Capital Resources

Cash provided by operating activities was $24.4 million and $50.2 million for fiscal year 2024 and 2022. Cash used in operating activities for fiscal 2023 was $14.5 million. Fiscal year 2024 operating cash flows reflect our net loss of $1.0 million, net increase of noncash charges (depreciation and amortization, stock-based compensation expense, goodwill impairment, losses from unconsolidated entities, deferred taxes, loss on disposal of property, plant and equipment, reserve for Mexican IVA receivables, gain on the sale of the Temecula packinghouse, gain on sale of the Fresh Cut business, operating lease expense and amortization of debt issuance costs) of $15.7 million and a net increase from changes in the non-cash components of our working capital accounts of approximately $10.2 million.

The increase in operating cash flows was caused by working capital changes including an increase in payable to growers of $3.6 million, a decrease in other assets of $2.8 million, an increase in income tax payables of $2.9 million, a decrease in prepaid expenses and other current assets of $1.6 million, a decrease in advances to suppliers of $0.7 million, a decrease in income tax receivable of $0.2 million, and a net increase in accounts payable and accrued expenses of $7.0 million partially offset by an increase in accounts receivables of $6.5 million and an increase in inventories of $1.9 million.

The increase in accounts payable, accrued expenses and other liabilities is primarily related to the timing of payments. The decrease in other assets as of October 31, 2024, when compared to the prior year period, is primarily due to repayments of infrastructure loans. The increase in payable to growers is mostly due to higher sales prices for avocados. The decrease in our prepaid and other current assets is primarily due to the release of the temporary deposit for collateral in connection with our workers compensation policies in place at October 31, 2023, which has been replaced by a letter of credit. The increase in our accounts receivable is due to an increase in sales prices for avocados. Advances to suppliers reflect preseason advances paid to our consignment growers at the start of the tomato season, and such amounts are relatively flat year over year. The increase in our inventory as of October 31, 2024, when compared to the prior year period, is primarily due to higher inventory of Mexican avocados offset by a decrease in inventory of guacamole products The decrease in income taxes receivable and increase in income taxes payable are due to the gain on disposal of discontinued operations offset by cash payments made during the year.

Cash provided by investing activities was $80.1 million and $8.7 million for fiscal year 2024 and 2022. Cash used by investing activities was $10.7 million for fiscal year 2023. Fiscal year 2024 cash flows provided by investing activities include the proceeds from the sale of the Fresh Cut business of $83.0 million partially offset by the purchases of property, plant and equipment of $2.9 million.

Cash used in financing activities was $50.4 million and $58.6 million for fiscal years 2024 and 2022. Cash provided by financing activities was $24.9 million for fiscal year 2023. Cash used during fiscal year 2024 primarily relates to the net payments to our credit facility totaling $35.0 million, dividend payments of $9.0 million, payment of the Term Loan of $4.1 million, long-term obligation payments of $1.5 million, the payment of minimum withholding taxes on net share settlement of equity awards of $0.7 million and the payment of debt issuance costs of $0.2 million.

Our principal sources of liquidity are cash generated from operations and amounts available for borrowing under our Credit Facility. Restricted cash, cash and cash equivalents as of October 31, 2024 and 2023 totaled $57.0 million and $2.9 million, respectively. Our working capital at October 31, 2024 was $85.4 million, compared to $51.6 million at October 31, 2023.

We believe that cash flows from operations, borrowings available under our Credit Facility, and other sources will be sufficient to satisfy our future capital expenditures, working capital and other financing requirements for at least the next twelve months. We will continue to pursue grower recruitment opportunities and expand relationships with retail and/or foodservice customers to fuel growth in each of our business segments.

On June 26, 2023, Calavo and certain subsidiaries entered into the “Credit Agreement” by and among Calavo, certain subsidiaries of Calavo as guarantors, and Wells Fargo Bank, National Association, as agent and lender (“Agent”). The Credit Agreement provides for a revolving credit facility of up to $90.0 million (the “Revolving Loans”), along with a capex credit facility of up to $10.0 million (the “Term Loan”, and together with the Revolving Loans, the “Credit Facility”).

On August 15, 2024, in conjunction with its sale of the Fresh Cut business, Calavo and certain of its subsidiaries (collectively, the “Borrower”) entered into a First Amendment to Credit Agreement and Consent (as amended, the “Credit Agreement”) with Agent, whereby (i) the Credit Agreement was amended to (A) reduce the revolving commitments thereunder from $90.0 million to $75.0 million and (B) reduce the machinery and equipment subline of the loans from $6.8 million to $1.7 million, and to reduce the related monthly amortization on such subline from $80,952.38 to $24,335.37, and (ii) the Borrower obtained consent from Agent for entry into the Asset Purchase Agreement and Purchase and Sale Agreement.

Borrowings of the Revolving Loans under the Credit Agreement are asset based and subject to a borrowing base calculation that includes a certain percentage of eligible accounts receivable, inventory and equipment of Calavo, less any reserves implemented by Agent in its permitted discretion; provided that the equipment-based portion of such borrowing base calculation reduces monthly following the Closing Date.

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

As of October 31, 2024, we were in compliance with the financial covenants. As of October 31, 2024, approximately $51.8 million was available for borrowing, based on the borrowing base calculation discussed above.

The weighted-average interest rate under the Credit Facility was 7.2% for the fiscal year ended October 31, 2024.  Under the Credit Facility, as of October 31, 2024, we had no amounts outstanding related to the Revolving Loans or Term Loan. During August 2024 we fully repaid the Term Loan with the proceeds from the sale of the Fresh Cut business. Amounts are no longer available to be drawn from such Term Loan, and we will accordingly have no further amortization of this Term Loan.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk

The commodities we rely on—such as fruits, ingredients, packaging materials, transportation, as well as electricity and natural gas—can experience price volatility due to various external factors, including market fluctuations, availability, weather, currency fluctuations, and changes in governmental regulations and agricultural programs. Such events may lead to reduced supplies of these materials, increased supply costs, or disruptions to our production schedules.

The principal effect of inflation in both commodity and consumer prices on our operating results is to increase costs, both for products sold and selling, general and administrative expenses. Although we may attempt to offset these cost increases by increasing selling prices for our products, consumers may not have the buying power to cover these increased costs and may reduce their volume of purchases of those products. In that event, selling price increases may not be sufficient to completely offset our cost increases.

Exchange Rate Risk

A substantial portion of our business operations are based in Mexico. Consequently, a considerable share of our costs and expenses are denominated in Mexican pesos. To meet foreign cash requirements, funds are transferred weekly from our corporate office to Mexico. Currently, we do not utilize derivative instruments to hedge fluctuations in the Mexican peso (MXN) to U.S. dollar (USD) exchange rates. However, management periodically evaluates the feasibility of employing such instruments. Total foreign currency remeasurement losses for fiscal 2024 and 2022, net of gains, were $5.8 million and $1.0 million, respectively. Total foreign currency remeasurements gains for fiscal 2023, net of losses, were $1.4 million.

Fluctuations in exchange rates between MXN and the USD can have complex and, at times, conflicting impacts on our financial results. A strengthening USD or a weaker MXN generally benefits cash flow by reducing the amount of USD we need to transfer to Mexico to fund daily operations. However, a strengthening USD or weaker MXN results in higher noncash foreign currency translation remeasurement expense. For further information, please see Note 2, Foreign Currency Translation and Remeasurement, in our consolidated financial statements, and the discussion under the heading “Foreign currency gain (loss)” contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K. These impacts do not necessarily offset one another and introduce significant complexity to our financial results and their interpretation.

Item 8. Financial Statements and Supplementary Data

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$57,031	$2,091
Restricted cash	—	761
Accounts receivable, net of allowances of $3,624 (2024) and $3,364 (2023)	41,909	33,897
Inventories	34,157	31,571
Prepaid expenses and other current assets	9,976	11,739
Advances to suppliers	14,570	14,684
Current assets held for sale	—	37,533
Income taxes receivable	936	1,094
Total current assets	158,579	133,370
Property, plant, and equipment, net	54,200	60,924
Operating lease right-of-use assets	18,316	18,357
Investments in unconsolidated entities	2,424	2,902
Deferred income tax assets	7,473	3,010
Goodwill	10,211	10,211
Non-current assets held for sale	—	105,424
Intangibles, net	—	275
Other assets	49,916	52,381
	$301,119	$386,854
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$18,377	$14,788
Trade accounts payable	8,742	5,097
Accrued expenses	28,149	15,809
Current liabilities held for sale	—	29,911
Income tax payable	2,767	—
Other current liabilities	11,000	11,000
Current portion of term loan	—	647
Current portion of operating leases	3,296	3,663
Current portion of long-term obligations and finance leases	874	831
Total current liabilities	73,205	81,746
Long-term liabilities:
Borrowings pursuant to line of credit, long-term	—	35,024
Long-term liabilities held for sale	—	29,295
Long-term portion of term loan	—	3,416
Long-term portion of operating leases	17,476	17,328
Long-term portion of obligations and finance leases	4,274	4,645
Deferred income tax liabilities	—	746
Other long-term liabilities	4,388	4,425
Total long-term liabilities	26,138	94,879
Commitments and contingencies
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,802 (2024) and 17,761 (2023) shares issued and outstanding)	18	18
Additional paid-in capital	177,973	176,481
Noncontrolling interest	1,444	1,392
Retained earnings	22,341	32,338
Total shareholders' equity	201,776	210,229
	$301,119	$386,854

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended
	October 31,
	2024	2023	2022

Net sales	$661,544	$594,102	$769,691
Cost of sales	593,740	531,490	714,949
Gross profit	67,804	62,612	54,742
Selling, general and administrative	50,038	47,276	46,538
Expenses related to Mexican tax matters	1,043	3,128	1,417
Operating income	16,723	12,208	6,787
Foreign currency gain (loss)	(5,840)	1,378	(973)
Interest income	1,020	605	500
Interest expense	(2,893)	(2,371)	(1,631)
Other income, net	641	260	803
Unrealized net loss on Limoneira shares	—	—	(8,605)
Income (loss) before income taxes and loss from unconsolidated entities	9,651	12,080	(3,119)
Income tax expense	(2,325)	(6,148)	(3,165)
Net loss from unconsolidated entities	(478)	(879)	(564)
Net income (loss) from continuing operations	6,848	5,053	(6,848)
Net income (loss) from discontinued operations (refer to Note 16)	(7,872)	(13,020)	246
Net loss	(1,024)	(7,967)	(6,602)
Add: Net loss (income) attributable to noncontrolling interest	(52)	(377)	353
Net loss attributable to Calavo Growers, Inc.	$(1,076)	$(8,344)	$(6,249)

Calavo Growers, Inc.’s net income (loss) per share:
Basic
Continuing Operations	$0.38	$0.26	$(0.37)
Discontinued Operations	$(0.44)	$(0.73)	$0.01
Net loss attributable to Calavo Growers, Inc	$(0.06)	$(0.47)	$(0.35)

Diluted
Continuing Operations	$0.38	$0.26	$(0.37)
Discontinued Operations	$(0.44)	$(0.73)	$0.01
Net loss attributable to Calavo Growers, Inc	$(0.06)	$(0.47)	$(0.35)

Number of shares used in per share computation:
Basic	17,801	17,750	17,663
Diluted	17,863	17,854	17,745

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2021	17,686	18	168,133	57,364	1,368	226,883
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	46	—	(49)	—	—	(49)
Stock-based compensation	—	—	3,139	—	—	3,139
Avocados de Jalisco noncontrolling interest	—	—	—	—	(353)	(353)
Net loss attributable to Calavo Growers, Inc	—	—	—	(6,249)	—	(6,249)
Balance, October 31, 2022	17,732	18	171,223	51,115	1,015	223,371
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	29	—	48	—	—	48
Stock-based compensation	—	—	5,210	—	—	5,210
Avocados de Jalisco noncontrolling interest	—	—	—	—	377	377
Dividends declared to shareholders ($0.4875 per share)	—	—	—	(10,433)	—	(10,433)
Net loss attributable to Calavo Growers, Inc.	—	—	—	(8,344)	—	(8,344)
Balance, October 31, 2023	17,761	18	176,481	32,338	1,392	210,229
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	41	—	—	—	—	—
Stock-based compensation	—	—	2,160	—	—	2,160
Dividends declared to shareholders (see Note 13)	—	—	—	(8,921)	—	(8,921)
Payments of minimum withholding taxes on net share settlement	—	—	(668)	—	—	(668)
Avocados de Jalisco noncontrolling interest	—	—	—	—	52	52
Net loss attributable to Calavo Growers, Inc.	—	—	—	(1,076)	—	(1,076)
Balance, October 31, 2024	17,802	$18	$177,973	$22,341	$1,444	$201,776

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2024	2023	2022

Cash Flows from Operating Activities:
Net loss	$(1,024)	$(7,967)	$(6,602)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,603	17,282	16,589
Non-cash operating lease expense	(1,751)	38	20
Realized and unrealized net loss on Limoneira shares	—	—	8,605
Net loss from unconsolidated entities	478	879	564
Impairment of goodwill	9,280	—	—
Divesture of Calavo Salsa Lisa	—	624	—
Impairment and non-cash charges related to closure of Florida facility	—	—	317
Gain on sale of RFG	(192)	—	—
Provision for uncollectible Mexican IVA taxes receivable	165	2,474	—
Stock-based compensation expense	2,160	5,210	3,139
Amortization of debt issuance costs	286	—	—
Gain on sale of Temecula packinghouse	(216)	(216)	(216)
Loss on disposal of property, plant, and equipment	56	40	186
Deferred income taxes	(5,209)	1,851	(117)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(6,540)	(2,360)	19,850
Inventories	(1,886)	(989)	1,837
Prepaid expenses and other current assets	1,557	(5,466)	(147)
Advances to suppliers	714	(1,326)	(4,677)
Income taxes receivable/payable	2,945	3,620	8,128
Other assets	2,438	(7,594)	(4,961)
Payable to growers	3,589	(5,435)	(2,809)
Trade accounts payable, accrued expenses and other liabilities	6,966	(15,131)	10,527
Net cash provided by (used in) operating activities	24,419	(14,466)	50,233
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(2,890)	(10,694)	(9,769)
Proceeds received from RFG Sale	83,000	—	—
Proceeds received from Limoneira stock sales	—	—	18,450
Net cash provided by (used in) investing activities	80,110	(10,694)	8,681
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(8,921)	(10,433)	(20,330)
Proceeds from revolving credit facility	85,252	256,912	267,200
Payments on revolving credit facility	(120,276)	(223,089)	(303,700)
Payments of debt issuance cost	(148)	(693)	—
Payments of minimum withholding taxes on net share settlement of equity awards	(668)	—	(96)
Proceeds from term loan	—	4,063	—
Payments on term loan	(4,063)	—	—
Proceeds from sale leaseback	—	—	240
Payments on long-term obligations and finance leases	(1,526)	(1,930)	(1,996)
Proceeds from stock option exercises	—	48	47
Net cash provided by (used in) financing activities	(50,350)	24,878	(58,635)
Net decrease in cash, cash equivalents and restricted cash	54,179	(282)	279
Cash, cash equivalents and restricted cash, beginning of period	2,852	3,134	2,855
Cash, cash equivalents and restricted cash, end of period	$57,031	$2,852	$3,134
Supplemental Information:
Cash paid during the year for:
Interest	$2,637	$2,492	$1,482
Income taxes	$2,292	$1,492	$2,601

Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$641	$2,814	$611
Settlement of Agricola Belher infrastructure advance offset against payable to growers	$606	$928	$1,060
Property, plant, and equipment included in trade accounts payable and accrued expenses	$51	$1,794	$160

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the business

Business

Calavo Growers, Inc. (referred to in this report as “Calavo”, the “Company”, “we”, “us” or “our”), is a global leader in the avocado industry and a provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers worldwide. We procure avocado products from California, Mexico and other growing regions around the world. Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas and (ii) process and package guacamole. We distribute our products both domestically and internationally. We report our operations in two different business segments: Grown and Prepared.

During the year ended October 31, 2024, management concluded that the Fresh Cut business meets the requirements to be classified as held for sale and discontinued operations. As a result, the financial results of that business are reported as discontinued operations in the accompanying statements of operations, and its assets and liabilities are reflected as amounts held for sale in the accompanying balance sheets. The Company's reporting segments have also been changed for the effects of the divestiture, as described in Note 10. For more information, see Note 16.

We completed the sale of our Fresh Cut business and related real estate on August 15, 2024 for $83.0 million, subject to various closing adjustments. The Fresh Cut business represents substantially all of the business of the Prepared segment other than the guacamole business, which has been retained following the Transaction. For more information, see Note 17.

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the U.S.

Our consolidated financial statements include the accounts of i) Calavo Growers, Inc., ii) our wholly owned subsidiaries, Calavo de Mexico S.A. de C.V. (Calavo de Mexico), Calavo Growers de Mexico, S. de R.L. de C.V. (Calavo Growers de Mexico), Maui Fresh International, Inc. (Maui), Hawaiian Sweet, Inc. (HS), CW Hawaii Pride, LLC (HP), and RFG 2D, LLC (formerly known as Renaissance Food Group, LLC or RFG, including its wholly-owned subsidiaries) and iii) Avocados de Jalisco, S.A.P.I. de C.V. (Avocados de Jalisco), in which we have an 83% ownership interest. All intercompany accounts and transactions have been eliminated in consolidation.

Retrospective reclassifications have been made to prior period financial statements and disclosures to present the Fresh Cut business unit as discontinued operations (see Note 16, “Assets Held for Sale and Discontinued Operations”).

Prior period amounts related to foreign currency remeasurement gains (losses) have been reclassified from cost of sales to foreign currency gain (loss) to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to valuation allowances for accounts, goodwill, grower advances, inventories, long-lived assets, valuation of and estimated useful lives of identifiable intangible assets, stock-based compensation, promotional allowances and income taxes. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

We consider all highly liquid financial instruments purchased with an original maturity date of three months or less to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

Restricted Cash

As of October 31, 2023, in connection with the Credit Facility, we had temporarily posted cash collateral to satisfy certain collateral requirements related to our transition between banks providing letters of credit related to our workers compensation insurance policies. Accordingly as of October 31, 2023, we recorded $0.8 million in restricted cash and $3.0 million of prepaid and other current assets, related to this transition. As of October 31, 2024, we no longer have restricted cash nor prepaid and other current assets related to our workers compensation insurance policies outstanding. Both have been replaced by standby letters-of-credit.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of non-trade receivables, infrastructure advances and prepaid expenses. Non-trade receivables were $4.2 million and $5.9 million at October 31, 2024 and 2023, respectively.  Included in non-trade receivables are $2.0 million and $2.7 million related to the current portion of non-CDM Mexican IVA (i.e. value-added) taxes at October 31, 2024 and 2023 (See Note 14). Infrastructure advances are discussed below. Prepaid expenses totaling $3.5 million and $4.2 million at October 31, 2024 and 2023, respectively, are primarily for insurance, rent and other items.

Accounts Receivable

Trade accounts receivable are reported at amounts due from customers, net of an allowance for estimated credit losses and customer deductions accounted for as variable consideration. The Company performs credit evaluations of customers and evaluates the need for allowances for potential credit losses based on historical experience, as well as current and expected general economic conditions.

The total allowance for estimated uncollectable accounts receivable balances and customer deductions were $3.6 million and $3.4 million as of October 31, 2024 and 2023, respectively.

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

Goodwill

Goodwill is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Additionally, when a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value method. Relative fair value is estimated using a combination of a discounted cash flow analysis and market valuation approach. We perform a goodwill impairment test on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When evaluating goodwill for impairment, we may first perform a qualitative assessment (“step zero” of the impairment test) to determine whether it is more likely than not that a reporting unit is impaired. If we decide not to perform a qualitative assessment, or if we determine that it is more likely than not the carrying amount of a reporting unit exceeds its fair value, then we perform a quantitative assessment (“step one” of the impairment test), and calculate the estimated fair value of the reporting unit. To the extent the carrying amount of the reporting unit’s allocated goodwill exceeds the unit’s fair value, we recognize an impairment of goodwill for the excess up to the amount of goodwill of that reporting unit.

As a result of the Fresh Cut business being classified as held for sale and discontinued operations, goodwill related to our Prepared segment was allocated between our Fresh Cut and Guacamole businesses based on the relative fair value of the disposal group and the portion of the reporting unit to be retained as of the date of the assets held for sale determination. The relative fair value was determined based on a discounted cash flow analysis, which included estimates to assumptions such as the weighted-average cost of capital, revenue growth rates, and profitability assumptions. Prior to the goodwill reallocation, an impairment assessment was performed which indicated no impairment to the Company’s reporting units. During our fiscal third quarter, given the sale of our Fresh Cut business was pending, we evaluated whether it was more likely than not that the carrying value of the Fresh Cut business exceeded its fair value. We performed an impairment analysis in which the fair value was estimated based on the arm’s length sale price. Accordingly, the Company recorded a goodwill impairment charge of $9.3 million during the quarter ended July 31, 2024 as a result of the ongoing negotiations and finalization of the sale price (See Note 16).

In fiscal 2024 and 2023, the Company performed a qualitative assessment for its Grown reporting unit by reviewing macroeconomic conditions, industry and market conditions, cost factors, overall performance compared with prior projections, and other relevant entity-specific events, and performed a quantitative assessment for its Prepared reporting unit. The quantitative assessment of the Company’s Prepared reporting unit was determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded. Other than the goodwill impairment charge of $9.3 million, as discussed above, the Company concluded based on quantitative assessment tests that no goodwill impairment existed in the fiscal years ended October 31, 2024 and 2023. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units which include forecasted cash flow. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.

Long-lived Assets

Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. For fiscal years 2024 and 2023, we performed our annual assessment of long-lived assets and determined that no impairment existed as of October 31, 2024 and 2023.

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

In December 2014, Calavo formed a wholly-owned subsidiary Calavo Growers De Mexico, S. de R.L. de C.V. (Calavo Sub).  In July 2015, Calavo Sub entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de C.V., (Belo) a Mexican company owned by Agricola Belher, and Agricola Don Memo, S.A. de C.V. (Don Memo). Don Memo, a Mexican corporation formed in July 2013, is engaged in the business of owning and improving land in Jalisco, Mexico for the growing and sale of tomatoes and other produce. Belo and Calavo Sub have an equal one-half ownership interest in Don Memo. Pursuant to a management service agreement, Belo, through its officers and employees, shall have day-to-day power and authority to manage the operations. This investment contribution represents Calavo Sub’s 50% ownership in Don Memo, which is included in investment in unconsolidated entities on our balance sheet. We use the equity method to account for this investment. As of October 31, 2024 and 2023, we have an investment of $2.4 million and $2.9 million, respectively, in Don Memo.

Advances to Suppliers

We advance funds to third-party growers primarily in Mexico for various farming needs. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. We continuously evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance. No such allowance was required at October 31, 2024 and 2023.

Pursuant to our distribution agreement with Agricola Belher (Belher) of Mexico, a producer of fresh vegetables, primarily tomatoes, for export to the U.S. market, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our Company, primarily to the facility we use in Arizona. In exchange, we agreed to sell and distribute such tomatoes, make advances to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. These advances will be collected through settlements, typically by the end of each year. As of October 31, 2024 and 2023, we have total advances, offset by tomato liabilities, of $5.1 million and $5.4 million, respectively, to Belher pursuant to this agreement, respectively, which are recorded in advances to suppliers.

Similar to Belher, we make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from such tomato sales to Don Memo, net of our commission and aforementioned advances. As of October 31, 2024 and 2023, we have total advances, net of tomato liabilities of $7.7 million and $7.3 million, respectively, to Don Memo, which is recorded in advances to suppliers, offset by tomato liabilities from the sales of tomatoes per the tomato marketing agreement.

We also have a distribution agreement with tomato grower Exportadora Silvalber (Silvalber) similar to Belher and Don Memo. We had $1.8 million in advances, offset by tomato liabilities, as of October 31, 2024 and 2023.

Infrastructure Advances

Pursuant to our infrastructure agreements, we make advances to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned/controlled by Belher and Don Memo, as well as packing line equipment.

In October 2020, we entered into an infrastructure loan agreement with Don Memo for $2.4 million secured by Don Memo’s property and equipment. This infrastructure loan accrues interest at 7.25%. In October 2020, we advanced $0.7 million related to this loan agreement. We advanced an additional $0.7 million, and $0.6 million in the first, and second quarters of fiscal 2021, respectively. We had a total balance outstanding of $1.6 million at October 31, 2024 (included in prepaids and other current assets) and at October 31, 2023 (included in other assets).

In July 2021, we made a bridge loan of $3.5 million to Belher. This loan is secured by certain farmland in Mexico and accrues interest at 10%. In the first quarter of fiscal 2024, this loan was amended to be due with installments of $0.6 million on July 31, 2024, $0.6 million on July 31, 2025 and $0.5 million on July 31, 2026. As part of this amended loan agreement, we can withhold payments on both the infrastructure advances and the bridge loan through the netting the amount due against the grower payable due to Belher. For each the years ended October 31, 2024 and 2023, we withheld $0.6 million and $0.9 million, respectively, from payments to Belher to offset the bridge loan repayments. As of October 31, 2024 the remaining bridge loan has been recorded as $0.6 million in prepaid expenses and other current assets and $0.5 million in other assets. As of October 31, 2023 the remaining bridge loan was recorded as $1.7 million was recorded in prepaid expenses and other current assets.

Accrued Expenses

Included in accrued expenses are liabilities related to the receipt of goods and/or services for which an invoice has not yet been received. These totaled approximately $12.0 million and $5.3 million for the years ended October 31, 2024 and 2023, respectively.

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

Promotional Allowances

Our estimates for promotional allowances are recorded at the time of sale and are generally based on evaluating the historical relationship between promotional allowances and gross sales. The derived percentage is then applied to the current period’s sales revenues in order to arrive at the appropriate debit to sales allowances for the period. The offsetting credit is made to an allowance on accounts receivable. When certain amounts of specific customer accounts are subsequently identified as promotional, they are written off against this allowance. Actual amounts may differ from these estimates and such differences are recognized as an adjustment to net sales in the period they are identified.

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

Customers

We sell to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesale customers. Our top ten customers accounted for approximately 50%, 60% and 50% of our consolidated net sales in fiscal years 2024, 2023 and 2022, respectively. Sales to our largest customer, Walmart (including its affiliates) represented approximately 12%, 12%, and 14% of net sales in each of fiscal years 2024, 2023, and 2022, respectively. Kroger, represented approximately 10% of net sales in fiscal year 2023. No other single customer accounted for more than 10% of our net sales in any of the last three fiscal years.

Shipping and Handling

We include shipping and handling fees billed to customers in net sales. Amounts incurred by us for freight are included in cost of goods sold.

Consignment Arrangements

We frequently enter into consignment arrangements with avocado and tomato growers and packers located outside of the U.S. and growers of certain perishable products in the U.S. Although we generally do not take legal title to these avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. Amounts recorded for each of the fiscal years ended October 31, 2024, 2023 and 2022 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2024	2023	2022

Sales	$71,921	$56,811	$59,748
Cost of Sales	64,242	51,937	53,238
Gross Profit	$7,679	$4,874	$6,510

Advertising Expense

Advertising costs are expensed when incurred and are generally included as a component of selling, general and administrative expense. Such costs were approximately $0.3 million, $0.4 million and $0.6 million for fiscal years 2024, 2023, and 2022, respectively.

Research and Development

Research and development costs are expensed as incurred and are generally included as a component of selling, general and administrative expense. Total research and development costs for fiscal year 2024, 2023 and 2022 was approximately $0.1 million, $0.1 million and $0.1 million, respectively.

Restructuring Costs

For the year ended October 31, 2022, we recorded $2.8 million of consulting expenses (included in selling, general and administrative expenses) related to an enterprise-wide strategic business review conducted for the purpose of restructuring to improve the profitability of the organization and efficiency of our operations. We also recorded $1.0 million, $5.5 million and $2.0 million for the years ended October 31, 2024, 2023 and 2022, respectively, of management recruiting and severance costs related to this restructuring initiative.

Other Income

Included in other income is dividend income totaling $0.8 million for fiscal year 2022.

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

 As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, the liability will be reversed, and we will recognize a tax benefit during the period in which it is determined the liability no longer applies. Conversely, we record additional tax charges in a period in which it is determined that a recorded tax liability is less than the ultimate assessment is expected to be.

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

Basic and Diluted Net Income (Loss) per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock options and contingent consideration. Diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock options and the effect of contingent consideration shares.

Basic and diluted net income (loss) per share is calculated as follows (in thousands, except per share data):

	Year ended October 31,
	2024	2023	2022
Numerator:
Net income (loss) from continuing operations	$6,848	$5,053	$(6,848)
Add: Net income attributable to noncontrolling interest	(52)	(377)	353
Net income from continuing operations attributable to Calavo Growers, Inc.	6,796	4,676	(6,495)
Net income (loss) from discontinued operations (refer to Note 16)	(7,872)	(13,020)	246
Net loss attributable to Calavo Growers, Inc.	$(1,076)	$(8,344)	$(6,249)

Denominator:
Weighted average shares - Basic	17,801	17,750	17,663
Effect on dilutive securities – Restricted stock/units/options	62	104	82
Weighted average shares - Diluted	17,863	17,854	17,745

Net income (loss) from continuing operations
Basic	$0.38	$0.26	$(0.37)
Diluted	$0.38	$0.26	$(0.37)

Net income (loss) from discontinued operations (refer to Note 16)
Basic	$(0.44)	$(0.73)	$0.01
Diluted	$(0.44)	$(0.73)	$0.01

Net loss per share attributable to Calavo Growers, Inc:
Basic	$(0.06)	$(0.47)	$(0.35)
Diluted	$(0.06)	$(0.47)	$(0.35)

For the year ended October 31, 2024, 2023 and 2022, approximately 62,000 shares, 104,000 shares, and 82,000 shares of common stock equivalents were excluded in the computation of diluted net loss per share, respectively, as the effect would be anti-dilutive since the Company reported a net loss.

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

For the years ended October 31, 2024, 2023 and 2022, we recognized compensation expense of $2.2 million, $5.2 million, and $3.1 million related to stock-based compensation, respectively (See Note 12). For our restricted stock awards, the value of the stock-based compensation was determined from quoted market prices at the date of the grant. For our stock option awards, we measure the fair value of our stock options awards using the Black-Scholes-Merton and lattice-based option valuation models.

Foreign Currency Translation and Remeasurement

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries is the United States (U.S.) dollar. As a result, monetary assets and liabilities are remeasured into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are measured using a weighted-average exchange rate for the period. Total foreign currency remeasurement losses for fiscal 2024 and 2022, net of gains, was $5.8 million and $1.0 million, respectively. Total foreign currency remeasurements gains for fiscal 2023, net of losses, was $1.4 million.

Fair Value of Financial Instruments

We believe that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximate fair value based on either their short-term nature or on terms currently available to the Company in financial markets. Due to current market rates, we believe that our fixed-rate long-term obligations and finance leases have nearly the same fair value and carrying value of approximately $5.1 million and $5.5 million as of October 31, 2024 and 2023, respectively.

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

Noncontrolling Interest

The following tables reconcile shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Year ended	Year ended
Avocados de Jalisco noncontrolling interest	October 31, 2024	October 31, 2023

Noncontrolling interest, beginning	$1,392	$1,015
Net income attributable to noncontrolling interest of Avocados de Jalisco	52	377
Noncontrolling interest, ending	$1,444	$1,392

3. Inventories

Inventories consist of the following (in thousands):

	October 31,
	2024	2023

Fresh fruit	$20,002	$15,429
Packing supplies and ingredients	6,936	7,347
Finished prepared foods	7,219	8,795
Total	$34,157	$31,571

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

The assessment of the recoverability of inventories and the amounts of any write-downs are based on currently available information and assumptions about future demand and market conditions. Demand for prepared avocado products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than our projections. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

4. Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2024	2023

Land	$8,201	$7,022
Buildings and improvements	30,404	31,011
Leasehold improvements	3,490	3,429
Equipment	79,735	77,208
Information systems - hardware and software	10,582	10,545
Construction in progress	133	2,895
	132,545	132,110
Less accumulated depreciation and amortization	(78,345)	(71,186)
	$54,200	$60,924

Depreciation expense was $6.6 million, $6.7 million and $6.8 million for fiscal years 2024, 2023, and 2022, respectively. Included in property, plant, and equipment are finance leases. Amortization of finance leases was $1.0 million, $0.8 million and $0.6 million for fiscal years 2024, 2023, and 2022, respectively.

5. Other Assets

Other assets consist of the following (in thousands):

	October 31,	October 31,
	2024	2023
Mexican IVA (i.e. value-added) taxes receivable, net (see Note 14)	$48,739	$49,888
Infrastructure advances	467	1,641
Other	710	852
Total	$49,916	$52,381

6. Revolving Credit Facilities

On June 26, 2023, Calavo and certain subsidiaries entered into a credit agreement (the “Credit Agreement”) by and among Calavo, certain subsidiaries of Calavo as guarantors, and Wells Fargo Bank, National Association, as agent and lender (“Agent”). The Credit Agreement provided for a revolving credit facility of up to $90.0 million (the “Revolving Loans”), along with a capex credit facility of up to $10.0 million (the “Term Loan”, and together with the Revolving Loans, the “Credit Facility”).

On August 15, 2024, in conjunction with its sale of the RFG Business, Calavo and certain of its subsidiaries (collectively, the “Borrower”) entered into a First Amendment to Credit Agreement and Consent (as amended, the “Credit Agreement”) with Wells Fargo Bank, National Association, as agent and lender (“Agent”), whereby (i) the Credit Agreement was amended to (A) reduce the revolving commitments thereunder from $90.0 million to $75.0 million and (B) reduce the machinery and equipment subline of the loans from $6.8 million to $1.7 million, and to reduce the related monthly amortization on such subline from $80,952.38 to $24,335.37, and (ii) the Borrower obtained consent from Agent for entry into the Asset Purchase Agreement and Purchase and Sale Agreement.

Borrowings of the Revolving Loans under the Credit Agreement are asset-based and are subject to a borrowing base calculation that includes a certain percentage of eligible accounts receivable, inventory and equipment of Calavo, less any reserves implemented by Agent in its permitted discretion; provided that the equipment-based portion of such borrowing base calculation will reduce monthly following the Closing Date.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to an applicable margin, plus, at Calavo’s option, either a base rate or a secured overnight financing rate (“SOFR”) term rate (which includes a spread adjustment of 0.10% and is subject to a floor of 0.00%). The applicable margin is (i) for Revolving Loans, 0.50% for base rate borrowings and 1.50% for SOFR term rate borrowings, and (ii) for Term Loan, 1.00% for base rate borrowings and 2.00% for SOFR term rate borrowings. The Credit Facility matures on June 26, 2028 (the “Maturity Date”). Calavo may voluntarily prepay loans under the Credit Facility, in whole or in part, without premium or penalty. Subject to the terms and conditions set forth in the Credit Agreement, Calavo may be required to make certain mandatory prepayments prior to the Maturity Date.

The Credit Agreement contains negative covenants that, among other things, limit Calavo’s ability to: incur indebtedness; grant liens on its assets; enter into certain investments; consummate fundamental change transactions; engage in mergers or acquisitions or dispose of assets; enter into certain transactions with affiliates; make changes to its fiscal year; enter into certain restrictive agreements; and make certain restricted payments (including for dividends). Each of these limitations are subject to various conditions. The Credit Agreement also contains a springing fixed charge coverage ratio financial covenant that is tested if the amount of the Revolving Loans available for Calavo to borrow under the Credit Facility is less than 10% of the total revolving credit facility.

The Credit Agreement also contains certain affirmative covenants and customary events of default provisions, including, subject to thresholds and grace periods, among others, payment default, covenant default, cross default to other material indebtedness, and judgment default.

As of October 31, 2024, we were in compliance with the financial covenants, and we expect to remain in compliance for the next 12 months. As of October 31, 2024, approximately $51.8 million was available for borrowing based on the borrowing base calculation discussed above.

The weighted-average interest rate under the Credit Facility was 7.2% for fiscal year ended October 31, 2024. Under the Credit Facility, as of October 31, 2024, we had no amounts outstanding related to the Revolving Loans or Term Loan. In August 2024 we fully repaid the Term Loan with proceeds from the sale of the Fresh Cut business. Amounts are no longer available to be drawn from such Term Loan and we will accordingly have no further amortization of this Term Loan.

As of October 31, 2023, in connection with the Credit Facility, we had temporarily posted cash collateral to satisfy certain collateral requirements related to our transition between banks providing letters of credit related to our workers compensation insurance policies. Accordingly, as of October 31, 2023, we had $0.8 million in restricted cash and $3.0 million of prepaid and other current assets related to this transition. As of October 31, 2024, we no longer have restricted cash nor prepaid and other current assets related to our workers compensation insurance policies outstanding. Both have been replaced by standby letters-of-credit.

The weighted-average interest rate under the Credit Facility with Wells Fargo Bank was 7.1% at October 31, 2023. Under this credit facility, we had $35.0 million and $4.1 million outstanding related to the Revolving Loans and Term Loan, respectively, as of October 31, 2023.

7. Commitments and Contingencies

Commitments and guarantees

We lease facilities and certain equipment under non-cancelable leases expiring at various dates. We are committed to make minimum cash payments under these agreements as of October 31, 2024. See Note 15 for additional details on the type of lease agreements.

We indemnify our directors and have the power to indemnify each of our officers, employees and other agents, to the maximum extent permitted by applicable law. No amounts have been accrued in the accompanying financial statements related to these indemnifications.

In conjunction with the sale of the Fresh Cut business on August 15, 2024, the Company assigned leases resulting in the Company being relieved of its primary obligation under these leases. As a result of these lease assignments, the buyer is the primary obligor under the leases, with the Company secondarily liable as a guarantor. If the buyer should fail to perform under a lease, the Company could be liable to fulfill any remaining lease obligation. The leases had a remaining average term of 5.3 years as of October 31, 2024. The resulting maximum exposure includes $32.0 million of undiscounted future minimum lease payments plus $13.3 million of potential additional payments to satisfy common area maintenance, taxes, insurance and other requirements for the remainder of the lease terms. The Company does not believe it is probable that it will be responsible for the obligations under these leases.

Compliance matters

On January 16, 2024, the Company announced that its internal audit process had identified to the Audit Committee of the Board of Directors certain matters that the Board of Directors determined merited enhanced evaluation. A Special Committee of the Board of Directors (the “Special Committee”) was established to commence an investigation, with the assistance of external legal counsel and external forensic accountants. The Special Committee determined that certain of those matters related to the Company’s operations in Mexico raised potential issues under the Foreign Corrupt Practices Act (“FCPA”). The Company has voluntarily disclosed this ongoing internal investigation to the SEC and the

Department of Justice ("DOJ"), and the Company intends to fully cooperate with the SEC and the DOJ in connection with these matters. Any determination that the Company’s operations or activities were not in compliance with laws, including the FCPA, could result in the imposition of material fines and penalties and the imposition of equitable remedies. The Company cannot currently predict the timing of completion or the outcome of its internal investigation or of any actions that may be taken by the SEC, the DOJ or Mexican authorities in connection with the matters under investigation, and the Company cannot currently estimate the amount or range of loss or potential impact on its consolidated financial statements associated with these matters.

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

In July 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approximately $128.9 million USD at October 31, 2024) related to income tax, flat rate business tax, and value added tax, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of October 31, 2024 to the amount of $3 billion Mexican pesos (approximately $148.8 million USD).  Additionally, the tax authorities have determined that we owe our employees profit-sharing liability, totaling approximately $118 million Mexican pesos (approximately $5.9 million USD at October 31, 2024). In August 2018, we filed an Administrative Appeal on the 2013 Assessment, appealing our case to the SAT’s central legal department in Michoacan.

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

On November 14, 2023, the Tax Court acknowledged the admission of the extension to the lawsuit. Additionally, in November 2024, the Administrative Reconsideration and related Injunction action were finalized. The tax authority determined that the filing of the Administrative Reconsideration was not legally viable, citing the existence of a concurrent legal remedy—the Nullity Petition. Furthermore, the SAT noted a presumption that the Nullity Petition was filed within the required timeframe, as evidenced by its admission by the Tax Court.

These resolutions can be used as supervening evidence to support the arguments that the Nullity Petition should be admitted. The resolutions will contribute to demonstrate that SAT considers that the Nullity Petition was filed on time. This is a statement made within a formal procedure that contradicts what SAT had been arguing (within the reconsideration procedure).

While we continue to believe that the 2013 Assessment is completely without merit, and that we will prevail on the Annulment Suit in the Tax Court, we also believe that it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. Furthermore, we believe that the above actions taken by CDM will encourage the SAT to agree to reach a settlement. In accordance with our cumulative probability analysis on uncertain tax positions, our settlements made by the SAT in other cases, the 2011 Assessment settlement reached by CDM with the MFM, and the value of CDM assets, we recorded a provision of $11.0 million in the third quarter of fiscal 2021. The provision includes estimated penalties, interest and inflationary adjustments. We believe that this provision remains appropriate as of October 31, 2024 based on our cumulative probability analysis. We incurred $1.0 million of related professional fees for the year ended October 31, 2024, which have been recorded in Expenses related to Mexican Tax matters on the consolidated statements of operations.

Litigation

From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements. We do not believe that the outcome of any of our current legal proceedings will have a material adverse impact on our business, financial condition and results of operations.

8. Related-Party Transactions

Board of Directors and Chief Executive Officer

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter with other growers. During the years ended October 31, 2024, 2023, and 2022, the aggregate value of avocados procured from entities owned or controlled by members of our Board of Directors was $5.8 million, $2.7 million and $7.5 million, respectively. We did not have any amounts due to Board members as of October 31, 2024 and 2023. For the year ended October 31, 2024 and 2023, we have purchased $13.2 million and $3.1 million of avocados from entities affiliated with our Chief Executive Officer, respectively.

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

As of October 31, 2024, 2023 and 2022, we have an investment of $2.4 million, $2.9 million and $3.8 million, respectively, representing Calavo Sub’s 50% ownership in Don Memo, which is included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. As of October 31, 2024, 2023 and 2022, we had outstanding advances of $7.7 million, $7.3 million and $7.0 million, respectively, to Don Memo. As of October 31, 2024, 2023 and 2022, we had a tomato liability of $3.1 million, $1.5 million and $1.9 million, respectively, to Don Memo. During the year ended October 31, 2024, 2023 and 2022 we purchased $14.4 million, $15.8 million and $13.7 million, respectively, of tomatoes from Don Memo pursuant to our consignment agreement.

In October 2020, we entered into an infrastructure loan agreement with Don Memo for up to $2.4 million secured by certain property and equipment of Don Memo. This infrastructure loan accrues interest at 7.25%. The total outstanding balance related to this infrastructure loan agreement at October 31, 2024 was $1.6 million included in prepaids and other current assets). The total outstanding balance related to this infrastructure loan agreement at October 31, 2023 was $1.6 million included in prepaids and other current assets.

Belher

We make advances to Belher for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. We had grower advances due from Belher of $5.1 million, $5.4 million and $4.5 million as of October 31, 2024, 2023 and 2022, respectively.

In July 2021, we made a bridge loan of $3.5 million to Belher. This loan is secured by certain farmland in Mexico and accrues interest at 10%. In the first quarter of fiscal 2024, this loan was amended to be due with installments of $0.6 million on July 31, 2024, $0.6 million on July 31, 2025 and $0.5 million on July 31, 2026. As part of this amended loan agreement, we can withhold payments on both the infrastructure advances and the bridge loan through the netting against the grower payable due to Belher. For the years ended October 31, 2024, 2023 and 2022, we withheld $0.6 million, $0.9 million and $1.1 million, respectively, from payments to Belher to offset the bridge loan repayments. As of October 31, 2024, the balance of the bridge loan has been recorded as $0.6 million in prepaid expenses and $0.5 million in other assets. As of October 31, 2023, the balance of the bridge loan has been recorded as $1.7 million in prepaid expenses and other current assets. During the year ended October 31, 2024, 2023 and 2022, we purchased $29.0 million, $16.2 million, and $19.4 million, respectively, of tomatoes from Belher pursuant to our consignment agreement.

Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”)

In August 2015, we entered into a Shareholder’s Agreement with various partners to form Avocados de Jalisco, which is a Mexican corporation engaged in procuring, packing, and selling avocados. This entity is approximately 83% owned by Calavo and is consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico and it began operations in June of 2017. As of October 31, 2023 and 2022, we have made an insignificant amount of preseason advances to various partners of Avocados de Jalisco. During the year ended October 31, 2024, 2023 and 2022, we purchased approximately $0.8 million, $8.1 million and $7.0 million, respectively, of avocados from the partners of Avocados de Jalisco.

9. Income Taxes

The income tax provision from continuing operations consists of the following for the years ended October 31, (in thousands):

	2024	2023	2022

Current:
Federal	$1,987	$2,144	$3,778
State	105	281	147
Foreign	1,564	1,143	1,209
Total current	3,656	3,568	5,134

Deferred:
Federal	290	(349)	(2,568)
State	718	273	487
Foreign	(604)	2,656	(701)
Total deferred	404	2,580	(2,782)
Change in valuation allowance	(1,735)	—	813
Total income tax provision	$2,325	$6,148	$3,165

The following table presents domestic and foreign components of income (loss) before income taxes for the years ended October 31, (in thousands):

	2024	2023	2022
Domestic	$10,518	$4,485	$(1,743)
Foreign	(1,345)	6,716	(1,940)
Income (loss) before taxes	$9,173	$11,201	$(3,683)

The above income (loss) before income taxes includes the net loss from unconsolidated entities of $0.5 million and $0.9 million for the years ended October 31, 2024 and 2023, which is recorded in foreign operations, respectively.

Significant components of our deferred tax assets (liabilities) as of October 31, are as follows (in thousands):

	2024	2023

Intangible assets	$—	$941
Stock-based compensation	837	316
State taxes	6	7
Allowance for accounts receivable	868	1,276
Inventories	515	591
Accrued liabilities	2,596	2,238
Operating lease liabilities	6,474	14,444
Net operating loss	2,510	4,109
Capital loss carryover	801	806
Credits and incentives	901	1,099
Total deferred income tax assets	15,508	25,827

Property, plant, and equipment	(1,153)	(6,340)
Intangible assets	(32)
Operating lease - right of use assets	(4,597)	(12,111)
Prepaid expense	(491)
Other	—	(227)
Total deferred income tax liabilities	(6,273)	(18,678)
Valuation allowance	(1,762)	(4,885)
Net deferred income tax assets	$7,473	$2,264

The Company’s net deferred income tax assets as presented in the consolidated balance sheets consists of the following items as of October 31, (in thousands):

	Year Ended October 31,
	2024	2023
Deferred income tax assets	$7,473	$3,010
Deferred income tax liabilities	—	(746)
Net deferred income tax assets	$7,473	$2,264

As of October 31, 2024 and 2023, the Company had a federal net operating loss carryforward of none and $6.6 million, respectively. As of October 31, 2024 and 2023, the Company has gross state net operating loss carryforwards of approximately $10.8 million and $13.4 million, respectively, with carryforward periods primarily ranging from 20 years to indefinite. As of October 31, 2024 and 2023, the Company has gross foreign net operating loss carryforwards of approximately $6.1 million and $6.3 million, respectively, with carryforward periods 10 years from generation.

The Company records a valuation allowance against deferred tax assets when determined that all or a portion of the deferred tax assets are not more likely than not to be realized based on all available evidence. During the fourth quarter of the year ended October 31, 2024, the Company completed the sale of the Fresh Cut business, which generated taxable income and, as a result, the Company was able to utilize all its federal net operating losses, and a portion of its state net operating losses. The Company’s domestic continuing operations have generated cumulative operating income for the last three years, and the Company expects the profitability trend to continue. Based on this evaluation, the Company determined that it is more likely than not for the Company to realize a majority of the deferred tax assets, with the exception of the federal and state capital loss carryforwards, and state tax credits. As of October 31, 2024 and 2023, there is a valuation allowance of $1.8 million and $4.9 million, respectively, against the deferred tax assets that are more likely not to be realized. During the year ended October 31, 2024, the Company decreased the valuation allowance against deferred income tax assets by $3.1 million. During the year ended October 31, 2023, the Company increased the valuation allowance against deferred income tax assets by $3.1 million.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income from continuing operations for the years ended October 31, is as follows:

	2024	2023	2022

Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal effects	5.8	4.2	(0.7)
Foreign tax rate differential	(1.3)	5.4	4.7
Uncertain tax positions	—	—	4.7
Stock based compensation	(0.6)	4.8	(5.6)
Provision to return	5.2	2.2	(54.5)
US tax on foreign income, net	—	2.9	—
State rate change	0.2	(0.1)	(2.3)
Valuation allowance	(18.9)	—	(22.1)
Limits on executive compensation	—	3.9	—
Other permanent differences	12.3	3.5	(32.7)
Other	1.6	7.2	1.6
	25.3%	55.0%	(85.9)%

As of October 31, 2024, and 2023, we had $11.1 million for unrecognized tax benefits related primarily to the 2013 Mexico Assessment. See Note 7 for further information.

A reconciliation of the beginning and ending amount of gross unrecognized taxes (exclusive of interest and penalties) was as follows (in thousands):

	Year Ended October 31,
	2024	2023
Beginning balance	$11,131	$11,131
Reductions based on tax positions related to prior periods	—	—
Gross increase - Tax positions in prior periods	—	—
Gross increase - Tax positions in current period	—	—
Ending balance	$11,131	$11,131

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

We are subject to U.S. federal income tax as well as income of multiple state tax and foreign tax jurisdictions. We are no longer subject to U.S. income tax examinations for the fiscal years prior to October 31, 2021, and are no longer subject to state income tax examinations for fiscal years prior to October 31, 2020.

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

In 2021, the Organization for Economic Cooperation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Pillar Two is not expected to materially impact our effective tax rate or cash flows in the next fiscal year. New legislation or guidance could change our current assessment. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in Mexico where we operate. Mexico plans to apply Pillar Two regulation starting in 2025.

10. Segment Information

Prior to the decision to divest our Fresh Cut business (formerly RFG), the Company’s Prepared reporting segment included the Fresh Cut business unit and our Guacamole business. As a result of the divestiture, the Fresh Cut business unit is no longer included in our Prepared business segment and is not included in the tables below. All segment information included herein reflects these changes. See Note 16 for further information.

We report our operations in two different business segments: Grown and Prepared. The Grown segment consists of fresh avocados, tomatoes and papayas. The Prepared segment consists of our guacamole products sold to retailers and foodservice companies as well as avocado pulp sold to foodservice companies. These two business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate. We do not allocate assets, or specifically identify them, to our operating segments.

The following table sets forth sales, cost of sales, and gross profit by segment (in thousands):

	Grown	Prepared	Total

	(All amounts are presented in thousands)
Year ended October 31, 2024
Net sales	$597,624	$63,920	$661,544
Cost of sales	542,356	51,384	593,740
Gross profit	$55,268	$12,536	$67,804

Year ended October 31, 2023
Net sales	$527,396	$66,706	$594,102
Cost of sales	476,862	54,628	531,490
Gross profit	$50,534	$12,078	$62,612

Year ended October 31, 2022
Net sales	$698,205	$71,486	$769,691
Cost of sales	648,040	66,909	714,949
Gross profit	$50,165	$4,577	$54,742

The following table sets forth sales by product category, by segment (in thousands):

	Year Ended October 31, 2024			Year Ended October 31, 2023
	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$534,413	$—	$534,413	$466,385	$—	$466,385
Tomatoes	54,660	—	54,660	54,669	—	54,669
Papayas	11,573	—	11,573	10,432	—	10,432
Other fresh income	8	—	8	100	—	100
Guacamole		71,468	71,468	—	73,068	73,068
Salsa	—	—	—	—	796	796
Total gross sales	600,654	71,468	672,122	531,586	73,864	605,450
Less sales allowances	(3,030)	(7,548)	(10,578)	(4,190)	(7,158)	(11,348)
Net sales	$597,624	$63,920	$661,544	$527,396	$66,706	$594,102

	Year Ended October 31, 2023			Year Ended October 31, 2022
	Grown	Prepared	Total	Grown	Prepared	Total

Avocados	$466,385	$—	$466,385	$645,944	$—	$645,944
Tomatoes	54,669	—	54,669	45,223	—	45,223
Papayas	10,432	—	10,432	11,422	—	11,422
Other fresh income	100	—	100	123	—	123
Guacamole	—	73,068	73,068	—	77,143	77,143
Salsa	—	796	796	—	1,860	1,860
Total gross sales	531,586	73,864	605,450	702,712	79,003	781,715
Less sales allowances	(4,190)	(7,158)	(11,348)	(4,507)	(7,517)	(12,024)
Net sales	$527,396	$66,706	$594,102	$698,205	$71,486	$769,691

Sales to customers outside the U.S. were approximately $38.6 million, $34.6 million and $27.8 million for fiscal years 2024, 2023, and 2022, respectively.

Our goodwill balance of $10.2 million is attributed by segment to Grown for $4.0 million and Prepared for $6.2 million as of October 31, 2024 and 2023.

Long-lived assets attributed to geographic areas as of October 31, are as follows (in thousands):

	United States	Mexico	Consolidated
October 31, 2024	$24,531	$29,669	$54,200
October 31, 2023	$25,986	$34,938	$60,924

11. Long-Term Obligations

Long-term obligations at fiscal year ends consist of the following (in thousands):

	2024	2023
Finance leases	5,148	5,476
Less current portion	(874)	(831)
	$4,274	$4,645

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

Restricted Stock Awards (RSAs)

The total recognized stock-based compensation expense for restricted stock awards was less than $0.1 million and $2.3 million for the year ended October 31, 2024 and 2023. As of October 31, 2024, there was no unrecognized stock-based compensation costs related to non-vested RSAs. All RSAs are vested as of October 31, 2024.

Restricted Stock Units (RSUs) and Performance Restricted Stock Units (PRSUs)

The total recognized stock-based compensation expense for RSUs was $1.4 million and $1.6 million for the year ended October 31, 2024 and 2023. As of October 31, 2024, there was $0.3 million of unrecognized stock-based compensation costs related to non-vested RSUs, which the Company expects to recognize over a weighted-average period of 0.3 years.

A combined summary of RSU activity, related to our 2020 Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average	Aggregate
	Represented	Grant Price	Intrinsic Value
Outstanding at October 31, 2023	51	$35.36
Granted	41	$24.42
Vested	(21)	$34.85
Forfeited	(14)	$34.90
Outstanding at October 31, 2024	57	$27.40	$1,514

At the end of each reporting period, the Company will adjust compensation expense for the PRSUs based on its best estimate of attainment of the specified performance targets. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs that are expected to be earned will be recognized as an adjustment in the period of the adjustment. As of October 31, 2024, the Company determined that it was not probable that any of the PRSUs for the 2022 or 2023 three-year cumulative performance grant would vest. The Company did not recognize any stock-based compensation expense for PRSUs for the year ended October 31, 2024. The total recognized stock-based compensation expense for PRSUs was $0.2 million for the year ended October 31, 2023.

Stock Options

In June 2024, our Board of Directors approved the grant of 10,000 options of our common stock to a new member of our Board of Directors.  Such grant vests in equal increments over a five-year period and has an exercise price of $25.84 per share. Vested options have an exercise period of five years from the vesting date.  The market price of our common stock at the grant date was $25.84. The estimated fair market value of such option grant was approximately $0.1 million, which will be recognized over the remaining service period of 60 months. The total recognized stock-based compensation expense for these options was insignificant for the year ended October 31, 2024.

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

We measure the fair value of our stock option awards on the date of grant. The following assumptions were used in the estimated grant date fair value calculations for stock options granted in the third quarter of fiscal 2024:

Risk-free interest rate	4.47%
Expected volatility	43.0%
Dividend yield	1.6%
Expected life (years)	5.0

The expected stock price volatility rates were based on the historical volatility of our common stock. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for periods approximating the expected life of the option. The expected life represents the average period of time that options granted are expected to be outstanding, as calculated using the simplified method described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

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

The total recognized stock-based compensation expense for options was $0.7 million and $1.3 million for the years ended October 31, 2024 and 2023, respectively. As of October 31, 2024, there was $0.2 million of unrecognized stock-based compensation costs related to options, which the Company expects to recognize over a weighted-average period of 2.6 years.

A summary of stock option activity, related to our 2011 and 2020 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2023	525	$25.44
Granted	10	$25.84
Outstanding at October 31, 2024	535	$25.44	$1,102
Vested and Exercisable at October 31, 2024	21	$26.82	$438

13. Dividends

In November 2022, we announced that we would begin declaring and paying dividends quarterly rather than annually which had been our prior practice.

On January 31, 2024, we paid a dividend of $0.10 per share, or an aggregate of $1.8 million, to shareholders of record on January 26, 2024. On April 29, 2024, we paid a dividend of $0.10 per share, or an aggregate of $1.8 million, to shareholders of record on April 1, 2024. On July 30, 2024, we paid a dividend of $0.10 per share, or an aggregate of $1.8 million, to shareholders of record on July 2, 2024. On October 30, 2024, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million, to shareholders of record on October 2, 2024.

On December 30, 2024, our board of directors declared a cash dividend of $0.20 per share. This dividend will be paid on January 31, 2025, to shareholders of record on January 10, 2025.

14. Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (IVA) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts receivable from the Mexican government.

As of October 31, 2024, and October 31, 2023, CDM IVA receivables, net of our estimated provision for uncollectable amounts, totaled $48.7 million (976.0 million Mexican pesos) and $49.9 million (913.6 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2024, however, the tax authorities began carrying out more detailed reviews of our refund requests and our supporting documentation. Additionally, they are also questioning the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors, and others, have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances, primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or legal means.

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

We believe that our operations in Mexico are properly documented, and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding IVA amounts. With assistance from our internationally recognized tax advisory firm, as of October 31, 2024, CDM has filed Administrative Appeals for months for which IVA refunds have been denied by the SAT, and will continue filing such appeals for any months for which refunds are denied in the future. Therefore, it is probable that the Mexican tax authorities will ultimately authorize the refund of the remaining IVA amounts.

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

Lease Position

The following table presents the lease-related assets and liabilities recorded on the balance sheet as of October 31, 2024 and 2023 (in thousands):

		October 31,	October 31,
		2024	2023

Assets
Non-current assets:
Operating lease assets	Operating lease right-of-use assets	$18,316	$18,357
Finance lease assets	Property, plant and equipment, net	4,609	5,051
		$22,925	$23,408
Liabilities
Current liabilities:
Operating	Current portion of operating leases	$3,296	$3,663
Finance	Current portion of long-term obligations and finance leases	874	831
Long-term obligations
Operating	Long-term operating leases, less current portion	17,476	17,328
Finance	Long-term obligations and finance leases, less current portion	4,274	4,645
		$25,920	$26,467

Weighted-average remaining lease term:	Fiscal 2024	Fiscal 2023
Operating leases	6.5 years	6.6 years
Finance leases	7.0 years	7.6 years

Weighted-average discount rate:
Operating leases	2.49%	2.96%
Finance leases	4.89%	4.63%

Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases for the years ended October 31, 2024 and 2023 (in thousands):

	Year ended	Year ended
	October 31, 2024	October 31, 2023
Amortization of financing lease assets (recorded in cost of sales)	$994	$812
Operating lease cost	4,202	4,136
Short-term lease cost	952	672
Variable lease cost	62	61
Interest on financing lease liabilities	255	179
Total lease cost	$6,465	$5,860

Other Information

The following table presents supplemental cash flow information related to the leases for the years ended October 31, 2024 and 2023 (in thousands):

	Year ended	Year ended
Cash paid for amounts included in the measurement of lease liabilities	October 31, 2024	October 31, 2023
Operating cash flows for operating leases	$3,878	$3,732
Financing cash flows for finance leases	882	702
Operating cash flows for finance leases	255	167

The total right-of-use assets obtained in exchange for new operating leases for the years ended October 31, 2024 and 2023 were $3.7 million and $0.2 million, respectively.

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the first five years and total remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of October 31, 2024 (in thousands):

	Operating	Finance
Year	Leases	Leases
2025	$3,741	$1,101
2026	3,524	922
2027	3,467	827
2028	3,377	758
2029	3,139	584
Thereafter	5,055	1,864
Total lease payments	22,303	6,056
Less: imputed interest	1,531	908
Total lease liability	$20,772	$5,148

16.Assets Held for Sale and Discontinued Operations

We completed the sale of our Fresh Cut business (formerly “RFG”) and related real estate on August 15, 2024 for $83.0 million, subject to various closing adjustments. The Fresh Cut business represents substantially all of the business of the Prepared segment other than the guacamole business, which was retained. For more information, see Note 17.

During the year ended October 31, 2024, we concluded that the Fresh Cut business met the requirements to be classified as held for sale and discontinued operations. As a result, the financial results of that business are reported as discontinued operations in the accompanying statements of operations, and its assets and liabilities are reflected as amounts held for sale in the accompanying balance sheets. Our reporting segments have also been changed for the effects of the divestiture, as described in Note 10.

The following table presents the major classes of assets and liabilities of the Fresh Cut business that are classified as held for sale in the accompanying balance sheets (in thousands).

	October 31,	October 31,
	2024	2023

Accounts receivable, net	$—	$27,479
Inventories, net	—	7,859
Prepaid expenses and other current assets	—	2,195
Property, plant, and equipment, net	—	51,805
Operating lease right-of-use assets	—	29,676
Goodwill	—	18,442
Intangibles	—	5,423
Other assets	—	78
Total assets held for sale	$—	$142,957

Trade accounts payable	$—	$10,440
Accrued expenses	—	15,299
Current portion of operating leases	—	3,399
Current portion of long-term obligations and finance leases	—	773
Long-term operating leases, less current portion	—	28,065
Long-term obligations and finance leases, less current portion	—	1,002
Other long-term liabilities	—	228
Total liabilities held for sale	$—	$59,206

Goodwill related to our Prepared segment was allocated between our Fresh Cut and Guacamole businesses based on the relative fair value of the disposal group and the portion of the reporting unit to be retained as of the date of the assets held for sale determination as described in Note 2.

The following table summarizes the results of operations of the Fresh Cut business that are being reported as discontinued operations (in thousands):

	Year Ended October 31,
	2024	2023	2022

Net sales	$272,177	$377,846	$421,382
Cost of sales	259,757	371,880	401,306
Gross profit	12,420	5,966	20,076
Selling, general and administrative	14,023	19,124	18,944
Impairment of goodwill	9,280	—	—
Impairment and charges related to Florida facility closure	—	—	959
Operating income (loss)	(10,883)	(13,158)	173
Interest expense	(77)	(124)	(55)
Other income, net	32	56	214
Income (loss) from discontinued operations before income taxes and gain on sale	(10,928)	(13,226)	332
Gain on sale	192	—	—
Income tax benefit (expense)	2,864	206	(86)
Net income (loss) from discontinued operations	$(7,872)	$(13,020)	$246

During the third quarter of fiscal 2024, as a result of ongoing negotiations and finalization of the sales price of our Fresh Cut business, we evaluated whether it was more likely than not that the carrying value of the Fresh Cut business exceeded its fair value and performed an impairment analysis. Accordingly, the Company recorded a goodwill impairment charge of $9.3 million during this period.

Select cash flow information related to the Fresh Cut business follows (in thousands):

	Year ended
	October 31,
	2024	2023

Net cash used in operating activities	$(4,679)	$(13,527)
Net cash provided by (used in) investing activities	$82,408	$(10,641)

17.Sale of Fresh Cut Business

Asset Purchase Agreement and Purchase and Sale Agreement

On August 15, 2024, we (including various of our subsidiaries, the “Seller Parties”), F&S Produce Co., Inc., a New Jersey corporation and a co-packing partner of the Company (“F&S”) and F&S Produce West LLC, a Delaware limited liability company and a wholly-owned subsidiary of F&S (“Buyer”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), whereby the Buyer (i) purchased and acquired from the applicable Seller Parties certain assets of the Seller Parties related to the prepared food business of the Seller Parties and their subsidiaries relating to the processing and packaging of fresh foods, including fresh-cut fruit and vegetables, and prepared foods, including sandwiches, salads, parfaits and ready-to-eat snack items, sold to retailers and foodservice companies, but excluding the guacamole or other avocado derivative product business (the “RFG Business”), (ii) purchased and acquired from the applicable Seller Parties the RFG Business as a going concern and (iii) assumed certain specified liabilities of the Seller Parties related to the RFG Business as set forth in the Asset Purchase Agreement.

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

Concurrently with the transaction contemplated by the Asset Purchase Agreement (the “Transaction”), Mid-Eastern West LLC, a California limited liability company and an affiliate of F&S, entered into a Purchase and Sale Agreement with Force 1730 Eastridge LLC, a California limited liability company and a subsidiary of the Company, to purchase the real property located at 1730 Eastridge Ave, Riverside, CA 92507 for $31.0 million.

In addition, pursuant to the Asset Purchase Agreement, the purchase price for the Purchased Assets (as defined in the Asset Purchase Agreement) was $52.0 million for a total of $83.0 million. Proceeds from the sale totaled $81.1 million net of $1.9 million of transaction costs. Subsequent to the goodwill impairment of $9.3 million recorded during the quarter ended July 31, 2024, a gain of $0.2 million was recognized in the results of discontinued operations.

Amendment to Credit Agreement

On August 15, 2024, we entered into a First Amendment to Credit Agreement and Consent (as amended, the “Credit Agreement”) with Wells Fargo Bank, National Association, as agent and lender (“Agent”), whereby (i) the Credit Agreement was amended to reduce the revolving commitments thereunder from $90.0 million to $75.0 million, among other minor adjustments to align the borrowing base with our current asset base excluding the Fresh Cut business, and (ii) we obtained consent from Agent for entry into the Asset Purchase Agreement and Purchase and Sale Agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Calavo Growers, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. and subsidiaries (the "Company") as of October 31, 2024 and 2023, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the three years in the period ended October 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 14, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Emphasis of Matter

As discussed in Note 2 to the financial statements, the financial statements have been retrospectively adjusted for discontinued operations of the Fresh Cut business which was sold on August 15, 2024.

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

Mexican IVA taxes receivable — Refer to Note 14 to the financial statements

Critical Audit Matter Description

As of October 31, 2024, the Company’s subsidiary, Calavo de Mexico (“CDM”), has a value-added taxes (IVA) receivable of $48.7 million due from the Mexican government. Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2024, there have been delays in the processing of the IVA claims by the Mexican tax authorities. The Mexican authorities informed the Company that CDM is not properly documented relative to its declared tax structure and therefore CDM cannot claim the refundable IVA balance. Mexican authorities also questioned refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments related to the collectability of the IVA taxes receivable included the following, among others:

•We tested the effectiveness of the controls over the recoverability of the Mexican IVA taxes receivable and the review of related disclosures.

•With the assistance of our tax specialists, we evaluated the recoverability of the IVA receivable by evaluating the technical merits and the Company’s interpretation of international tax law, including substantiating that the Company’s declared tax structure is in compliance with Mexican tax regulations.

•We obtained legal letters from the Company’s tax advisors related to the collectability of the IVA receivable, and evaluated case rulings supporting the recoverability of IVA taxes paid to non-compliant vendors.

Uncertain Tax Positions Related to Mexico tax audits — Refer to Note 7 to the financial statements

Critical Audit Matter Description

The Company is under audit by the Mexican tax authorities relating to the Company’s 2013 fiscal year. The Mexican tax authorities have assessed the Company in connection with the audit for the 2013 fiscal year outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers, and IVA. The assessment, including the effect of inflation and penalties, amounted to $3 billion Mexican pesos (approximately $148.8 million USD) as of October 31, 2024. The Company has filed an administrative reconsideration and an annulment suit to dismiss the assessment made by the Mexican tax authorities. While the Company believes the assessment is completely without merit, and that the Company will prevail on the annulment suit in tax court, the Company believes it is in the best interest to settle the 2013 tax matter. Therefore, in accordance with a cumulative probability analysis, the Company concluded that a provision of $11 million remains appropriate as of October 31, 2024.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of whether it is more likely than not that the Company’s tax positions challenged by the Mexican tax authorities will be realized included the following, among others:

•We tested the effectiveness of the controls over the evaluation of uncertain tax positions as it relates to the periods subject to the Mexico tax audit and the review of related disclosures.

•With the assistance of our tax specialists, we evaluated the Company’s interpretation of international taw laws and whether the declared tax structure is in compliance with Mexican tax regulations.

•We obtained legal letters from the Company’s tax advisors related to understanding the advisors current assessment of the tax audit and assessed the technical merits of tax positions taken by the Company.

•We evaluated the reasonableness of the method, judgment, and assumptions used by the Company in determining the provision recognized to settle the uncertain tax position using a cumulative probability analysis.

/s/ Deloitte & Touche LLP

Los Angeles, California

January 14, 2025

We have served as the Company's auditor since 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2024. Our internal control over financial reporting as of October 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Calavo Growers, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Calavo Growers, Inc. and subsidiaries (the “Company”) as of October 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2024, of the Company and our report dated January 14, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Los Angeles, California
January 14, 2025

Item 9B. Other Information

Trading Plans

During the quarter ended October 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Name	Age	Position
Lecil Cole	85	Chief Executive Officer
James Snyder	53	Chief Financial Officer
Mike Browne	66	Vice President Executive Sales & Operations
Ronald Araiza	65	Vice President Executive Fresh Foods

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

James Snyder has served as our Chief Financial Officer since December 2024. Prior to his appointment as Chief Financial Officer, Mr. Snyder served as Corporate Controller and Chief Accounting Officer at Gem-Pack Berries in Irvine, California since April 2024. Prior to that, Mr. Snyder served in a similar role for Nano Banc of Irvine from March 2020 to April 2024. Previously he served as Calavo’s Corporate Controller and Chief Accounting Officer from mid-2003 to March 2020, after beginning work for Calavo in December 2001.

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

The following information will be included in the Proxy Statement to be filed within 120 days after our fiscal year end of October 31, 2024 and is incorporated herein by reference:

➢	Information regarding our directors who are standing for reelection and any persons nominated to become our directors is set forth under "Election of Directors."
➢	Information regarding our Audit Committee and designated "audit committee financial expert" is set forth under "Corporate Governance Principles and Board Matters—Board Structure, Independence of Directors and Committee Composition—Audit Committee."
➢	Information regarding Section 16(a) beneficial ownership reporting compliance, if applicable, is set forth under "Delinquent Section 16(a) Reports."

Code of Ethics

We have adopted a Code of Business Conduct and Ethics Policy (“Code of Ethics”) that applies to our principal executive officer, principal financial officer and principal accounting officer as well as all our directors, other officers and employees. Our Code of Ethics can be found on our website at www.calavo.com.

We intend to disclose any amendment or waiver of the Code of Conduct promptly on our website.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the sections entitled “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the sections entitled “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the sections entitled “Transactions with Related Persons” and “Board Structure, Independence of Directors and Committee Composition” in the Proxy Statement.

Item 14. Principal Accountant’s Fees and Services

Information required by this Item is incorporated herein by reference to the section of the Proxy Statement entitled “Principal Auditor Fees and Services.”

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

The following consolidated financial statements as of October 31, 2024 and 2023 and for each of the three years in the period ended October 31, 2024 are included herewith:

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

2.4*

Asset Purchase and Contribution Agreement between Calavo Growers, Inc., Calavo Salsa Lisa, LLC, Lisa’s Salsa Company and Elizabeth Nicholson and Eric Nicholson dated February 8, 2010 (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed by the Registrant on March 11, 2010)

2.5*

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

2.7*

Sale of LLC Interest Agreement dated October 31, 2012 between Calavo Growers, Inc. and San Rafael Distributing, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 6, 2012).

2.8*

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

2.9*

Amended and Restated Limited Liability Company Agreement, dated August 16, 2013, by and among FreshRealm, LLC, a Delaware limited liability company, and the Members (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on September 9, 2013).

2.10*

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
10.5*

Form of Indemnification Agreement between with each of its directors and executive officers (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on September 1, 2022).

10.6*

Lease Agreement dated as of November 21, 1997, between Tede S.A. de C.V., a Mexican corporation, and Calavo de Mexico, S.A. de C.V., a Mexican corporation, including attached Guaranty of Calavo Growers of California dated December 16, 1996 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-59418 filed by the Registrant on April 24, 2001)

10.7*	2011 Management Incentive Plan of Calavo Growers, Inc. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by the Registrant on January 14, 2011).

10.8*	Seventh Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 2, 2022).
10.09*	Employment Agreement of Lecil E. Cole (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on June 6, 2023).
10.10*	Form of Restricted Stock Unit Award Grant Notice (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on June 6, 2023).
10.11*

Credit Agreement, dated June 26, 2023, by and among the Company, certain of its subsidiaries as guarantors and Wells Fargo Bank, National Association, as agent and lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 30, 2023).

10.12	Separation and Release Agreement – Graciela Montgomery (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on March 11, 2024).
10.13	Asset Purchase Agreement, dated August 15, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 21, 2024).
10.14	Purchase and Sale Agreement, dated August 15, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on August 21, 2024).
10.15	Amendment to Credit Agreement, dated August 15, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on August 21, 2024).
10.16	Offer Letter, dated November 22, 2024, between the Company and James Snyder
19.1	Calavo Growers, Inc. Insider Trading Policy
21.1*	Subsidiaries of Calavo Growers, Inc.
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
97.1	Calavo Growers, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by the Registrant on January 31, 2024).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed.
**

This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

+	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish copies of any such schedules and exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 2025

CALAVO GROWERS, INC

By:	/s/ Lecil Cole
Lecil Cole
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 14, 2025 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date:

/s/ Lecil Cole	Chief Executive Officer	January 14, 2025
Lecil Cole	(Principal Executive Officer)
/s/ James Snyder	Chief Financial Officer	January 14, 2025
James Snyder	(Principal Financial and Accounting Officer)

/s/ Steven W. Hollister	Chairman of the Board of Directors	January 14, 2025
Steven W. Hollister

/s/ Marc L. Brown	Director	January 14, 2025
Marc L. Brown

/s/ Adriana Mendizabal	Director	January 14, 2025
Adriana Mendizabal

/s/ Michael A. DiGregorio	Director	January 14, 2025
Michael A. DiGregorio

/s/ James Helin	Director	January 14, 2025
James Helin

/s/ Farha Aslam	Director	January 14, 2025
Farha Aslam

/s/ J. Link Leavens	Director	January 14, 2025
J. Link Leavens

/s/ Kathleen M. Holmgren	Director	January 14, 2025
Kathleen M. Holmgren

/s/ John Lindeman	Director	January 14, 2025
John Lindeman