Form 10-Q
period 2025-01-31
CALAVO GROWERS INC
filed 2025-03-12
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

or

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

Registrant's number of shares of common stock outstanding as of February 28, 2025 was 17,836,507.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains statements relating to future events and results of Calavo Growers, Inc. and its consolidated subsidiaries (referred to in this report as “Calavo,” the “Company,” “we,” “us” or “our”), including certain projections and business trends, that are "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995, that involve risks, uncertainties and assumptions. These statements are based on our current expectations and are not promises or guarantees. If any of the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Calavo may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, any projections of revenue, gross profit, expenses, income/(loss) from unconsolidated entities, earnings, earnings per share, tax provisions, cash flows and currency exchange rates; the impact of acquisitions or debt or equity investments or other financial items; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration (including information technology systems integration) plans; any statements regarding current or future macroeconomic trends or events and the impact of those trends and events on Calavo and its financial performance, whether attributable to Calavo or any of its unconsolidated entities; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; any statements about future risks associated with doing business internationally (including possible restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds, restrictions as a result of trade protection measures such as import/export/customs duties, tariffs and/or quotas); any risks associated with receivables from and/or equity investments in unconsolidated entities; system security risk and cyber-attacks and any statements of assumptions underlying any of the foregoing, the impact of newly imposed U.S. tariffs on imports from Mexico, including the potential effects on supply chain costs, product pricing, and customer demand, risks related to increased working capital requirements and cash flow timing due to front-loaded tariff payments on imported goods, including potential impacts on liquidity management, ongoing efforts to recover additional VAT refunds from the Mexican Tax Administrative Service (SAT), including the risk that certain claims may not be approved, as well as potential changes in Mexico’s tax policies that could impact our financial position. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements.

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

For a further discussion of these risks and uncertainties and other risks and uncertainties that we face, please see the risk factors described in our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2024 filed with the Securities and Exchange Commission and any subsequent updates that may be contained in our Quarterly Reports on Form 10-Q (including this Quarterly Report on Form 10-Q) and other filings with the Securities and Exchange Commission. Forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date of this report. We undertake no obligation to update or revise these statements, except as required by applicable securities laws.

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	January 31,	October 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$48,490	$57,031
Accounts receivable, net of allowances of $3,324 (2025) and $3,624 (2024)	47,088	41,909
Inventories	39,873	34,157
Prepaid expenses and other current assets	11,514	9,976
Advances to suppliers	10,275	14,570
Income taxes receivable	936	936
Total current assets	158,176	158,579
Property, plant, and equipment, net	52,519	54,200
Operating lease right-of-use assets	17,471	18,316
Investments in unconsolidated entities	3,286	2,424
Deferred income tax assets	7,473	7,473
Goodwill	10,211	10,211
Other assets	49,791	49,916
	$298,927	$301,119
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$15,397	$18,377
Trade accounts payable	6,725	8,742
Accrued expenses	29,516	28,149
Income tax payable	4,115	2,767
Other current liabilities	11,000	11,000
Current portion of operating leases	3,180	3,296
Current portion of finance leases	861	874
Total current liabilities	70,794	73,205
Long-term liabilities:
Long-term portion of operating leases	16,683	17,476
Long-term portion of finance leases	4,069	4,274
Other long-term liabilities	4,512	4,388
Total long-term liabilities	25,264	26,138
Commitments and contingencies (Note 6)
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,837 (2025) and 17,802 (2024) shares issued and outstanding)	18	18
Additional paid-in capital	178,198	177,973
Noncontrolling interest	1,464	1,444
Retained earnings	23,189	22,341
Total shareholders' equity	202,869	201,776
	$298,927	$301,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALAVO GROWERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended
	January 31,
	2025	2024

Net sales	$154,385	$127,606
Cost of sales	138,657	116,846
Gross profit	15,728	10,760
Selling, general and administrative	10,287	13,463
Expenses related to Mexican tax matters	395	383
Operating income (loss)	5,046	(3,086)
Foreign currency (loss) gain	(962)	1,708
Interest income	845	—
Interest expense	(213)	(824)
Other income, net	112	200
Income (loss) before income taxes and net income from unconsolidated entities	4,828	(2,002)
Income tax expense	(1,255)	(573)
Net income from unconsolidated entities	862	1
Net income (loss) from continuing operations	4,435	(2,574)
Net loss from discontinued operations (Note 10)	—	(3,683)
Net income (loss)	4,435	(6,257)
Less: Net income attributable to noncontrolling interest	(20)	(10)
Net income (loss) attributable to Calavo Growers, Inc.	$4,415	$(6,267)

Calavo Growers, Inc.’s net income (loss) per share:
Basic
Continuing Operations	$0.25	$(0.15)
Discontinued Operations	$—	$(0.21)
Net income (loss) attributable to Calavo Growers, Inc	$0.25	$(0.35)

Diluted
Continuing Operations	$0.25	$(0.15)
Discontinued Operations	$—	$(0.21)
Net income (loss) attributable to Calavo Growers, Inc	$0.25	$(0.35)

Number of shares used in per share computation:
Basic	17,837	17,799
Diluted	17,901	17,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALAVO GROWERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended January 31,
	2025	2024

Cash Flows from Operating Activities:
Net income (loss)	$4,435	$(6,257)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,942	4,555
Non-cash operating lease expense	(64)	14
Net income from unconsolidated entities	(862)	(1)
Provision for uncollectible Mexican IVA taxes receivable	—	165
Stock-based compensation expense	272	941
Gain on sale of Temecula packinghouse	(54)	(54)
Loss on disposal of property, plant, and equipment	33	—
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(5,179)	(1,645)
Inventories	(5,716)	(7,870)
Prepaid expenses and other current assets	(1,538)	1,313
Advances to suppliers	4,295	1,388
Income taxes receivable/payable	1,348	200
Other assets	125	(3,758)
Payable to growers	(2,980)	7,176
Trade accounts payable, accrued expenses and other liabilities	(484)	3,891
Net cash (used in) provided by operating activities	(4,427)	58
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(282)	(1,030)
Net cash used in investing activities	(282)	(1,030)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(3,567)	(1,781)
Proceeds from revolving credit facility	114	29,200
Payments on revolving credit facility	(114)	(22,547)
Payments of minimum withholding taxes on net share settlement of equity awards	(47)	(599)
Payments on term loan	—	(58)
Payments on long-term obligations and finance leases	(218)	(437)
Net cash (used in) provided by financing activities	(3,832)	3,778
Net (decrease) increase in cash, cash equivalents	(8,541)	2,806
Cash, cash equivalents, beginning of period	57,031	2,852
Cash, cash equivalents, end of period	$48,490	$5,658
Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$—	$135
Settlement of Agricola Belher infrastructure advance offset against payable to growers	$—	$113
Property, plant, and equipment included in trade accounts payable and accrued expenses	$12	$1,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALAVO GROWERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2024	17,802	$18	$177,973	$22,341	$1,444	$201,776
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	35	—	(47)	—	—	(47)
Stock-based compensation expense	—	—	272	—	—	272
Dividend declared to shareholders (0.10 per share)	—	—	—	(3,567)	—	(3,567)
Avocados de Jalisco noncontrolling interest	—	—	—	—	20	20
Net income attributable to Calavo Growers, Inc.	—	—	—	4,415	—	4,415
Balance, January 31, 2025	17,837	$18	$178,198	$23,189	$1,464	$202,869

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2023	17,761	18	176,481	32,338	1,392	210,229
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	39	—	(599)	—	—	(599)
Stock compensation expense	—	—	941	—	—	941
Dividend declared to shareholders (0.10 per share)	—	—	—	(1,781)	—	(1,781)
Avocados de Jalisco noncontrolling interest	—	—	—	—	10	10
Net loss attributable to Calavo Growers, Inc.	—	—	—	(6,267)	—	(6,267)
Balance, January 31, 2024	17,800	$18	$176,823	$24,290	$1,402	$202,533

See accompanying notes to unaudited condensed consolidated financial statements.

CALAVO GROWERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of the business

Business

Calavo Growers, Inc. (referred to in this report as “Calavo”, the “Company”, “we”, “us” or “our”), is a global leader in the avocado industry and a provider of value-added fresh food. Our expertise in marketing and distributing avocados, prepared avocados, and other perishable foods allows us to deliver a wide array of fresh and prepared food products to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesalers worldwide. We procure avocado products from California, Mexico and other growing regions around the world. Through our various operating facilities, we (i) sort, pack, and/or ripen avocados, tomatoes and/or Hawaiian grown papayas and (ii) process and package guacamole. We distribute our products both domestically and internationally. During the first quarter of fiscal 2025, we changed the name of our ‘Grown’ reportable segment to ‘Fresh’ to more accurately represent the segment’s business activities. This change in title only does not affect the segment’s composition, financial results, or how we assess performance internally. We report our operations in two different business segments: Fresh and Prepared.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

Prior period amounts related to foreign currency remeasurement gains (losses) have been reclassified from cost of sales to foreign currency gain (loss) to conform to the current period presentation.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 “Disaggregation of Income Statement Expenses” which expands interim and annual requirements to disclose about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance will be effective for annual periods beginning after December 15, 2026, with either retrospective or prospective application. The standard allows for early adoption of these requirements. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures”. This ASU amends ASC 740 to enhance the nature of disclosures for income taxes. Specifically, the ASU requires public business entities to disclose additional information in categories defined within the ASU within the reconciliation of the effective tax rate to the statutory rate for federal, state and foreign income taxes. Additionally, the ASU requires disclosure of taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes. ASU 2023-09 is effective for years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

2. Information regarding our operations in different segments

During the first quarter of fiscal 2025, we changed the name of our ‘Grown’ reportable segment to ‘Fresh’ to more accurately represent the segment’s business activities. This change in title only does not affect the segment’s composition, financial results, or how we assess performance internally. We report our operations in two different business segments: Fresh and Prepared. The Fresh segment consists of fresh avocados, tomatoes and papayas. The Prepared segment comprises all our guacamole products sold at retail and food service as well as avocado pulp sold to foodservice. These two business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate. We do not allocate assets, or specifically identify them, to our operating segments. The sales data in the following tables is presented in thousands:

	Three months ended January 31, 2025			Three months ended January 31, 2024
	Fresh	Prepared	Total	Fresh	Prepared	Total

Avocados	$123,839	$—	$123,839	$99,631	$—	$99,631
Tomatoes	13,047	—	13,047	10,839	—	10,839
Papayas	3,158	—	3,158	3,082	—	3,082
Other fresh income	24	—	24	26	—	26
Guacamole	—	15,983	15,983	—	16,079	16,079
Total gross sales	140,068	15,983	156,051	113,578	16,079	129,657
Less: sales allowances	(273)	(1,393)	(1,666)	(552)	(1,499)	(2,051)
Net sales	$139,795	$14,590	$154,385	$113,026	$14,580	$127,606

	Fresh	Prepared	Total

	(All amounts are presented in thousands)
Three months ended January 31, 2025
Net sales	$139,795	$14,590	$154,385
Cost of sales	127,658	10,999	138,657
Gross profit	$12,137	$3,591	$15,728

Three months ended January 31, 2024
Net sales	$113,026	$14,580	$127,606
Cost of sales	106,596	10,250	116,846
Gross profit	$6,430	$4,330	$10,760

For the three months ended January 31, 2025 and 2024, intercompany sales and cost of sales of $0.4 million between Fresh products and Prepared products were eliminated.

Sales to customers outside the U.S. were approximately $11.7 million and $10.9 million for the three months ended January 31, 2025, and 2024.

The net carrying value of long-lived assets attributed to geographic areas as of January 31, 2025, and October 31, 2024, are as follows (in thousands):

	United States	Mexico	Consolidated
January 31, 2025	$23,622	$28,897	$52,519
October 31, 2024	$24,531	$29,669	$54,200

3.	Inventories

Inventories consist of the following (in thousands):

	January 31,	October 31,
	2025	2024

Fresh fruit	$24,424	$20,002
Packing supplies and ingredients	7,792	6,936
Finished prepared foods	7,657	7,219
Total	$39,873	$34,157

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions. Inventory includes reserves of $0.3 million in slow moving inventories as of January 31, 2025 and $0.4 million as of October 31, 2024.

4.	Related party transactions

Board of Directors

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. For the three months ended January 31, 2025, we procured a total of $0.6 million in avocados from entities owned or controlled by members of our Board of Directors. For the three months ended January 31, 2024, we did not procure any avocados from entities owned or controlled by members of our Board of Directors. As of January 31, 2025, we had $0.6 million in outstanding payables to these Board members. We did not have any amounts payable to these Board members as of October 31, 2024. For the three months ended January 31, 2025, we procured $1.1 million of avocados from entities affiliated with our Chief Executive Officer. For the three months ended January 31, 2024, we have procured less than $0.1 million of avocados from entities affiliated with our Chief Executive Officer. As of January 31, 2025, we had $1.1 million in outstanding payables to entities affiliated with our Chief Executive Officer. There were no outstanding payables to entities affiliated with our Chief Executive Officer as of October 31, 2024.

Agricola Don Memo, S.A. de C.V. (“Don Memo”)

Calavo and Agricola Belher (“Belher”) each have an equal one-half ownership interest in Don Memo. Pursuant to a management service agreement, Belher, through its officers and employees, has day-to-day power and authority to manage the operations of Don Memo.

As of January 31, 2025, and October 31, 2024, we had an investment of $3.3 million and $2.4 million representing Calavo’s 50% ownership in Don Memo, which was included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. For the three months ended January 31, 2025 and 2024, we advanced $0.2 million and $1.0 million of preseason advances to Don Memo. As of January 31, 2025 and October 31, 2024, we had outstanding advances of $4.0 million and $7.7 million to Don Memo. In October 2020, we entered into an infrastructure loan agreement with Don Memo for up to $2.4 million secured by certain property and equipment of Don Memo. This infrastructure loan accrues interest at 7.25%. The total outstanding infrastructure loan balance at January 31, 2025 and at

October 31, 2024, was $1.6 million which is included in prepaids and other current assets. During the three months ended January 31, 2025 and 2024, we incurred $8.0 million and $4.2 million of cost of sales to Don Memo pursuant to our purchase consignment agreement.

Belher

We make advances to Belher for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. We made preseason advances for the three months ended January 31, 2025 totaling $0.2 million. There were no preseason advances made for the three months ended January 31, 2024. We had grower advances due from Belher totaling $4.6 million as of January 31, 2025 and $5.1 million as of October 31, 2024, which are recorded as advances to suppliers. In July 2021, we made a bridge loan of $3.5 million to Belher. This loan is secured by certain farmland in Mexico and accrues interest at 10%. As part of this loan agreement, we can withhold payments on both the infrastructure advances and the bridge loan through the netting against the grower payable due to Belher. As of January 31, 2025 and October 31, 2024, the remaining bridge loan of $1.1 million has been recorded as $0.6 million in prepaid expenses and other current assets and $0.5 million in other assets. During the three months ended January 31, 2025 and 2024, we incurred $2.7 million and $3.0 million of cost of sales to Belher pursuant to our purchase consignment agreement.

Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”)

In August 2015, we entered into a Shareholder’s Agreement with various Mexican partners and created Avocados de Jalisco. Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. As of January 31, 2025, this entity was approximately 83% owned by Calavo and was consolidated in our interim financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico, which began operations in June of 2017. During the three months ended January 31, 2025 and 2024 we purchased approximately $0.2 million and $2.5 million of avocados from the partners of Avocados de Jalisco.

5.	Other assets

Other assets consist of the following (in thousands):

	January 31,	October 31,
	2025	2024
Mexican IVA (i.e., value-added) taxes receivable, net (see Note 10)	$48,657	$48,739
Infrastructure advances	467	467
Other	667	710
Total	$49,791	$49,916

6.	Other events

Dividends

On January 31, 2025, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million, to shareholders of record on January 10, 2025. On March 7, 2025, the Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on April 29, 2025, to shareholders of record on April 1, 2025.

Litigation

From time to time, we are involved in litigation arising in the ordinary course of our business that we do not believe will have a material impact on our financial position, results of operations, or cash flows.

Compliance matters

We continue to cooperate fully with the SEC and the Department of Justice (DOJ) investigations relating to the Foreign Corrupt Practices Act (FCPA). On February 5, 2025, Attorney General Bondi issued a memorandum stating, in regard to the FCPA, that the DOJ “shall prioritize investigations related to foreign bribery that facilitates the criminal operations of Cartels and Transnational Criminal Organizations, and shift focus away from investigations and cases that do not involve such a connection. Examples of such cases include bribery of foreign officials to facilitate human smuggling and the trafficking of narcotics and firearms.” While the DOJ’s policy may evolve, we are currently unaware of any facts suggesting conduct of any of our employee that would fall within the examples provided in the DOJ’s February 5, 2025, memoranda.

Additionally, on February 10, 2025, President Trump issued an Executive Order “Pausing Foreign Corrupt Practices Act Enforcement to Further American Economic and National Security,” which stated that for a period of 180 days following the date of the order, “the Attorney General shall review guidelines and policies governing investigations and enforcement actions under the FCPA.  During the review period, the Attorney General shall: . . . (ii) review in detail all existing FCPA investigations or enforcement actions and take appropriate action with respect to such matters to restore proper bounds on FCPA enforcement and preserve Presidential foreign policy prerogatives; and (iii) issue updated guidelines or policies, as appropriate…”

On February 18, 2025, President Trump issued Executive Order “Ensuring Accountability for All Agencies” that stated, “it shall be the policy of the executive branch to ensure Presidential supervision and control of the entire executive branch” and that “independent regulatory agency chairmen shall regularly consult with and coordinate policies and priorities with the directors of OMB, the White House Domestic Policy Council, and the White House National Economic Council.”  On February 18, 2025, the SEC notified us that activity in the investigation has been postponed, after President Trump issued Executive Orders on February 10 and February 18, 2025. Given the Attorney General’s February 5, 2025 Memo and the President’s Executive Orders, along with a potential shift in DOJ and SEC priorities, we do not currently anticipate any near-term action from the government’s FCPA inquiry that would likely have a material impact on our short-term financial outlook.

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

In January 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately 2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approximately $125.6 million USD at January 31, 2025) related to income tax, flat rate business tax, and value added tax, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of January 31, 2025 to the amount of 3 billion Mexican pesos (approx. $144.9 million USD).  Additionally, the tax authorities have determined that we owe our employees profit-sharing liability, totaling approximately 118 million Mexican pesos (approx. $5.7 million USD at January 31, 2025). In August 2018, we filed an Administrative Appeal on the 2013 Assessment, appealing our case to the SAT’s central legal department in Michoacan.

On June 25, 2021, we became aware that the Administrative Appeal had been resolved by the SAT against CDM on March 12, 2021, and that we had allegedly failed to timely respond to and challenge the SAT’s notification of such resolution, therefore rendering the 2013 Assessment as definitive. Consequently, the SAT placed liens on the fixed assets of CDM, with a net book value of approximately $26 million USD, and on bank accounts of CDM totaling approximately $1 million USD in order to guarantee the 2013 Assessment. Based on legal counsel from our tax advisory firm, we and our tax advisory firm have concluded that the March notification was not legally communicated.

On August 18, 2021, we filed an Administrative Reconsideration (the “Reconsideration”) before the Central Legal Department of the SAT located in Mexico City, asserting that the resolution in March of the Administrative Appeal was wrongly concluded, in particular with respect to the following matters:

o	Failure to recognize CDM as a “maquiladora”;
o	Considering the Company to have a permanent establishment in Mexico;
o	Including fruit purchase deposits transferred by the Company to CDM as taxable;
o	Application of 16% IVA tax to fruit purchase deposits; and
o	Imposing double-taxation on the fruit purchase transactions.

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

Additionally, while the 2013 Assessment and our ongoing VAT (IVA) refund efforts are separate matters, we believe the recent VAT refund secured directly from the SAT—rather than through the court system—provides positive momentum for our broader tax strategy and it is opening communication channels with the tax authorities to resolve the 2013 Assessment.

We believe that this provision remains appropriate as of January 31, 2025 based on our cumulative probability analysis. We incurred $0.4 million of related professional fees for the three months ended January 31, 2025 which have been recorded in Expenses related to Mexican Tax matters on the consolidated statements of operations.

Lease contingency

In conjunction with the sale of the Fresh Cut business on August 15, 2024, the Company assigned certain leases to the buyer. As a result of these lease assignments, the buyer is the primary obligor under the leases, with the Company secondarily liable as a guarantor. If the buyer fails to perform under a lease, the Company could be responsible for fulfilling any remaining lease obligation. The leases had a remaining average term of 5.3 years as of October 31, 2024, with a maximum exposure of $32.0 million in undiscounted future minimum lease payments, plus $13.3 million in potential additional payments related to common area maintenance, taxes, insurance, and other obligations.

As of January 31, 2025, we have not experienced any changes related to this contingency, and there are no new developments affecting its likelihood or potential financial impact. We continue to assess this obligation, but do not believe it is probable that it will be required to fulfill any obligations under these leases

7.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Three months ended January 31,
Avocados de Jalisco noncontrolling interest	2025	2024

Noncontrolling interest, beginning	$1,444	$1,392
Net income attributable to noncontrolling interest of Avocados de Jalisco	20	10
Noncontrolling interest, ending	$1,464	$1,402

8.	Earnings per share

Basic and diluted net income (loss) per share is calculated as follows (data in thousands, except per share data):

	Three months ended January 31,
	2025	2024
Numerator:
Net income (loss) from continuing operations	$4,435	$(2,574)
Less: Net income attributable to noncontrolling interest	(20)	(10)
Net income (loss) from continuing operations attributable to Calavo Growers, Inc.	4,415	(2,584)
Net loss from discontinued operations (refer to Note 10)	—	(3,683)

Net income (loss) attributable to Calavo Growers, Inc.	$4,415	$(6,267)

Denominator:
Weighted average shares - Basic	17,837	17,799
Effect on dilutive securities – Restricted stock/units/options (1)	64	—
Weighted average shares - Diluted	17,901	17,799

Net income (loss) from continuing operations
Basic	$0.25	$(0.15)
Diluted	$0.25	$(0.15)

Net loss from discontinued operations (refer to Note 10)
Basic	$—	$(0.21)
Diluted	$—	$(0.21)

Net income (loss) per share attributable to Calavo Growers, Inc:
Basic	$0.25	$(0.35)
Diluted	$0.25	$(0.35)

(1) For the three months ended January 31, 2024, approximately 34,000 shares of common stock equivalents were excluded in the computation of diluted net loss per share as the effect would be anti-dilutive given the Company’s net loss for that period.

9.	Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (“IVA”) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts recoverable from the Mexican government.

As of January 31, 2025, and October 31, 2024, CDM IVA receivables, net of our estimated provision for uncollectable amounts, totaled $48.7 million (1.0 billion Mexican pesos) and $48.7 million (976.0 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2025, the tax authorities began objecting to refund requests and supporting documentation that had previously been deemed acceptable to process a refund. Additionally, they are also contesting the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or other legal means.

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

In April 2022, the Tax Court issued the ruling for the months of July, August and September 2015 through which it was declared that the following resolutions were resolved:

●	It is recognized that CDM operates as a maquila under the authorization of the Ministry of Finance.
●	It is recognized that all bank deposits corresponding to the purchase of avocados on behalf of Calavo, are subject to the maquila program and it is not accruable income for purposes of Income Tax nor activities subject to VAT.
●	It is recognized that IVA is recoverable, since CDM demonstrated the existence of operations carried under the maquila services.
●	Resolved that certain IVA amounts attributed to the purchase of certain packing materials are not recoverable as CDM was not the buyer on record and therefore did not pay for the materials, which approximated 6.9 million Mexican pesos (approximately $0.4 million USD).

We believe that our operations in Mexico are properly documented, and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding IVA amounts. With assistance from our internationally recognized tax advisory firm, as of January 31, 2025, CDM filed Administrative Appeals for months for which IVA refunds have been denied by the SAT, and will continue filing such appeals for any months for which refunds are denied in the future. Therefore, we believe it is probable that the Mexican tax authorities will ultimately authorize the refund of the remaining IVA amounts.

Subsequent to quarter end, we achieved a significant milestone in our tax strategy, as the SAT refunded 13.7 million Mexican pesos in VAT (approximately $0.7 million USD), including inflationary adjustments, for March 2019.

10.Assets Held for Sale and Discontinued Operations

In August 2024, we completed the sale of our Fresh Cut business and related real estate for $83 million. The Fresh Cut business represented substantially all the Prepared segment, excluding the retained guacamole business.

As previously disclosed, the Fresh Cut business was classified as held for sale and discontinued operations in the first quarter of fiscal 2024. In connection with the sale, we recorded a $9.3 million goodwill impairment charge in the quarter ended July 31, 2024, based on the transaction’s sale price.

The following table summarizes the results of operations of the Fresh Cut business that are being reported as discontinued operations (in thousands):

Three months ended
January 31,
2024

Net sales	$86,413
Cost of sales	85,582
Gross profit	831
Selling, general and administrative	4,496
Operating loss	(3,665)
Interest expense	(28)
Other income, net	10
Loss from discontinued operations before income taxes and gain on sale	(3,683)
Income tax benefit	—
Net loss from discontinued operations	$(3,683)

Select cash flow information related to the Fresh Cut business follows (in thousands):

Three months ended
January 31,
2024

Net cash used in operating activities	$(3,028)
Net cash used in investing activities	$(353)

11.Sale of Fresh Cut Business

Asset Purchase Agreement and Purchase and Sale Agreement

On August 15, 2024, we completed the sale of our Fresh Cut business and related real estate for a total transaction value of $83 million. The sale included certain assets, leasehold interests, and specified liabilities related to the Fresh Cut business, while the guacamole business was retained.

The purchase price for the business assets was $52.0 million, subject to customary adjustments, and the real estate was sold separately for $31.0 million. See Note 6.

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

12. Subsequent Events

We have evaluated subsequent events through March 12, 2025, the date these interim financial statements were issued.

On February 6, 2025, we entered into Amendment No. 4 to our existing lease agreement with Limoneira Company for its office space located at 1141 Cummings Road, Santa Paula, California.  The amendment extends the lease term for an additional 36 months, from February 15, 2025, to February 14, 2028.  Under the terms of the amendment, we will continue to pay rent in accordance with the original lease terms through February 14, 2025, after which annual rent adjustments will follow the same formula as in the original lease.

We have determined that no other material subsequent events have occurred that would require disclosure or adjustment to the interim financial statements.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto (the “interim financial statements”) included in this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended October 31, 2024 of Calavo Growers, Inc. (“we”, “Calavo”, or the “Company”).

Recent Developments

Dividends

On January 31, 2025, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million, to shareholders of record on January 10, 2025. On March 7, 2025, the Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on April 29, 2025, to shareholders of record on April 1, 2025.

Compliance matters

We continue to cooperate fully with the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ) investigations relating to the Foreign Corrupt Practices Act. On February 5, 2025, Attorney General Bondi issued a memorandum stating, in regard to the FCPA, that the DOJ “shall prioritize investigations related to foreign bribery that facilitates the criminal operations of Cartels and Transnational Criminal Organizations, and shift focus away from investigations and cases that do not involve such a connection. Examples of such cases include bribery of foreign officials to facilitate human smuggling and the trafficking of narcotics and firearms.” While the DOJ’s policy may evolve, we are currently unaware of any facts suggesting conduct of any of our employee that would fall within the examples provided in the DOJ’s February 5, 2025, memoranda.

Additionally, on February 10, 2025, President Trump issued an Executive Order “Pausing Foreign Corrupt Practices Act Enforcement to Further American Economic and National Security,” which stated that for a period of 180 days following the date of the order, “the Attorney General shall review guidelines and policies governing investigations and enforcement actions under the FCPA.  During the review period, the Attorney General shall: . . . (ii) review in detail all existing FCPA investigations or enforcement actions and take appropriate action with respect to such matters to restore proper bounds on FCPA enforcement and preserve Presidential foreign policy prerogatives; and (iii) issue updated guidelines or policies, as appropriate…”

On February 18, 2025, President Trump issued Executive Order “Ensuring Accountability for All Agencies” that stated, “it shall be the policy of the executive branch to ensure Presidential supervision and control of the entire executive branch” and that “independent regulatory agency chairmen shall regularly consult with and coordinate policies and priorities with the directors of OMB, the White House Domestic Policy Council, and the White House National Economic Council.”  On February 18, 2025, the SEC notified us that activity in the investigation has been postponed, after President Trump issued Executive Orders on February 10 and February 18, 2025. Given the Attorney General’s February 5, 2025 Memo and the President’s Executive Orders, along with a potential shift in DOJ and SEC priorities, we do not currently anticipate any near-term action from the government’s FCPA inquiry that would likely have a material impact on our short-term financial outlook.

From time to time, we are involved in litigation arising in the ordinary course of our business that we do not believe will have a material impact on our financial position, results of operations, or cash flows.

Mexican Tax Issues

After quarter end, we achieved a significant milestone in our tax strategy, as the Mexican tax authorities (SAT) refunded 13.7 million Mexican pesos in VAT (approximately $0.7 million USD), including inflationary adjustments, for March 2019.  We believe this favorable resolution—secured directly from the tax authority rather than through the court system—reinforces the strength of our approach and provides positive momentum as we continue working to recover additional outstanding refunds. For further discussion on our VAT recovery efforts, please see Note 9 to our interim financial statements for our first quarter Form 10-Q.

Additionally, while the 2013 Assessment and our ongoing VAT (IVA) refund efforts are separate matters, we believe the recent VAT refund secured directly from the SAT—rather than through the court system—provides positive momentum for our broader tax strategy and it is opening communication channels with the tax authorities to resolve the 2013 Assessment.

Market Trends and Uncertainties

We continue to be impacted by macroeconomic challenges, including inflationary pressures and shifts in trade policies, which have affected our operations in the past and may continue to do so in the future. These challenges drive cost fluctuations in key areas such as fruit procurement, labor, corrugated and plastic packaging, and overall operating expenses. To manage these pressures, we implement various strategies, including adjusting selling prices and optimizing global sourcing strategies. We anticipate that inflationary and other cost pressures will persist in fiscal 2025 and there is no assurance that we will be able to fully offset these cost increases.

In addition, ongoing uncertainty regarding potential tariff increases on imported products, particularly from Mexico, as well as possible retaliatory measures by other countries, could negatively impact our business. On February 2, 2025, the U.S. government proposed tariffs of up to 25% on imports from certain countries, including Mexico and Canada, and implemented additional tariffs on imports from China. These tariffs were subsequently paused. From March 4 to March 6, 2025, however, a 25% tariff on goods from Mexico was briefly enacted before being halted. As of the date of this report, another round of potential reciprocal tariffs could take effect on April 2, 2025, impacting multiple countries. In response, certain countries have indicated they may impose retaliatory tariffs on U.S. exports.

At this time, the extent to which these tariffs will apply to our imports of fresh fruit and prepared food products from Mexico remains uncertain. Since a significant portion of our fruit is sourced from Mexico, any new or increased tariffs, trade sanctions, or changes in U.S. trade policy could result in higher fruit costs. If we are unable to pass on these additional costs to our customers, effectively manage grower payments, and/or implement other mitigation strategies, our financial performance could be negatively affected.

Although tariffs on imports from Mexico introduce additional costs, we do not currently expect them to have a material impact on our long-term profitability. Given the evolving nature of trade policies and recent short-term financial impacts, we will continue to assess the situation, adjust our sourcing and pricing strategies as needed, and take proactive measures to mitigate potential challenges.

For additional information, see the risk factor entitled “Tariffs on Imported Goods Could Materially Impact Our Business, Financial Condition, and Results of Operations” in Part II, Item 1A. Risk Factors.

Supply Chain Disruptions

During our first fiscal quarter of 2025, one of our Mexican packinghouses temporarily paused its operations due to the detection of a small number of avocado weevils in a pre-production area. After completing remedial measures, including those described below, the affected packinghouse was re-certified by the relevant authorities and resumed normal operations. A severe outbreak of the avocado weevil in the future, however, could result in reduced avocado supply and higher procurement costs, impacting our ability to meet consumer demand and maintain product quality standards. Any sustained disruption caused by this pest could materially and adversely affect our business, financial condition, and results of operations.

Regulatory responses, such as quarantine measures or restrictions on avocado imports from affected regions, could further disrupt our supply chain, limit our sourcing options, and reduce the volume of avocados available for sale. The implementation of such measures may also increase logistical complexities, delay shipments, and introduce additional compliance costs.

For additional information, see the risk factor entitled “The Spread of the Avocado Weevils Could Disrupt Our Supply Chain and Adversely Impact Our Business” in Part II, Item 1A. Risk Factors.

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

There have been no material changes in our critical accounting estimates during the three months ended January 31, 2025, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2024.

Results of Operations

Net Sales

The following table summarizes our net sales by business segment for the three months ended January 31, 2025 and 2024:

	Three months ended January 31,
	2025	Change	2024
Net sales:
Fresh	$139,795	24%	$113,026
Prepared	14,590	0%	14,580
Total net sales	$154,385	21%	$127,606

As a percentage of sales:
Fresh	90.5%		88.6%
Prepared	9.5%		11.4%
	100.0%		100.0%

Summary

Net sales for the three months ended January 31, 2025, increased by $26.8 million, or 21.0%, compared to the same period in fiscal 2024, reaching $154.4 million. This growth was driven by a 23.7% increase in Fresh segment sales, primarily due to higher avocado pricing, while Prepared segment sales remained stable year-over-year.

We remain focused on expanding grower partnerships and strengthening relationships with retail and foodservice customers to support long-term net sales growth across both segments. Our Fresh and Prepared businesses are subject to seasonal trends, which may impact the volume and quality of raw materials sourced in any given quarter.

Fresh products

First Quarter 2025 vs. First Quarter 2024

Net sales for the Fresh segment increased by approximately $26.8 million, or 23.7%, for the first quarter of fiscal 2025 compared to the corresponding period in fiscal 2024. The increase was primarily driven by higher avocado and tomato sales.

●	Avocado sales increased by $24.3 million, or 24.5%, compared to the prior-year period. This was primarily due to a 30.5% increase in the average sales price per carton, reflecting strong demand, partially offset by a 4.6% decline in carton volume. The decline in volume is primarily attributable to smaller sizes harvested in Mexico, resulting in a smaller overall crop during the period.
●	Tomato sales increased by $2.4 million, or 22.4%, compared to the prior-year period. This increase was driven by a 7.7% increase in carton volume, coupled with a 13.7% rise in the average sales price per carton.

Prepared products

First Quarter 2025 vs. First Quarter 2024

Net sales for the Prepared segment increased by less than $0.1 million for the three months ended January 31, 2025, compared to the corresponding period in fiscal 2024. While volume increased by 7.3%, the impact was offset by a change in sales mix, resulting in a 6.8% decline in the average sales price per pound. The introduction of our new line of avocado squeeze pouches has contributed approximately 2% to Prepared segment sales during the first quarter of 2025. While the impact on overall sales was not significant during this period, we anticipate that this product will become a meaningful driver of revenue growth in future quarters.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three months ended January 31, 2025, and 2024:

	Three months ended January 31,
	2025	Change	2024

Gross profit:
Fresh	$12,137	89%	$6,430
Prepared	3,591	(17)%	4,330
Total gross profit	$15,728	46%	$10,760

Gross profit percentages:
Fresh	8.7%		5.7%
Prepared	24.6%		29.7%
Consolidated	10.2%		8.4%

Summary

Our cost of goods sold consists primarily of ingredient costs (including fruit and other food products), packing materials, freight and handling, labor, and overhead (including depreciation) associated with packing, distributing, and/or preparing food products, as well as other direct expenses related to products sold.

Gross profit increased by approximately $5.0 million, or 46.2%, for the first quarter of fiscal 2025 compared to the corresponding period in fiscal 2024. This increase was primarily driven by strong margin expansion in the Fresh segment, where gross profit rose by 88.8% year-over-year.

Fresh products

The increase in our Fresh products gross profit for the three months ended January 31, 2025, was primarily driven by higher gross profit for avocados and tomatoes.

●	For the first quarter of fiscal 2025, avocado gross profit increased by approximately $5.1 million, or 82.0%. This was driven by a 30.5% increase in the average sales price per carton, coupled with lower fruit costs, resulting in a significant improvement in gross margins. These pricing and sourcing strategies more than offset a 4.6% decline in volume.
●	Tomato gross profit increased by approximately $0.8 million, or 522.9%. This was driven by a 7.7% increase in volume and a 13.7% increase in the average sales price per carton.
●	For the first quarter of fiscal 2025, the gross profit percentage for avocados was 9.1%, compared to 6.2% in the first quarter of 2024, reflecting a favorable combination of higher sales prices and lower fruit costs.

Prepared products

Guacamole products gross profit percentage for the three months ended January 31, 2025, was 24.6%, compared to 29.7% in the prior-year period. The decrease in gross profit percentage was primarily due to higher raw fruit costs, which impacted overall margins.

Selling, General and Administrative

	Three months ended January 31,
	2025	Change	2024

	(Dollars in thousands)
Selling, general and administrative	$10,287	(24)%	$13,463
Percentage of net sales	6.7%		10.6%

Selling, general, and administrative (SG&A) expenses totaled $10.3 million for the three months ended January 31, 2025. These expenses include marketing and advertising costs, sales expenses (including broker commissions), and other general and administrative costs.

SG&A expenses decreased by $3.2 million, or 23.6%, compared to the prior year period. This decline was primarily due to the following:

●	$1.2 million reduction in compensation expenses, driven by lower headcount.
●	$1.2 million decrease in professional and consulting fees, primarily related to lower legal costs.
●	$0.7 million reduction in stock-based compensation, mainly related to the CEO's compensation structure.

Foreign currency gain (loss)

	Three months ended January 31,
	2025	Change	2024

	(Dollars in thousands)
Foreign currency (loss) gain	$(962)	(156)%	$1,708

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

Due to the change in the Mexican peso to the U.S. dollar exchange rates, foreign currency remeasurement losses, net of gains, for the three months ended January 31, 2025, were $1.0 million. Foreign currency remeasurement gains, net of losses, for the three months ended January 31, 2024, were $1.7 million.

Loss from unconsolidated entities

	Three months ended January 31,
	2025	Change	2024

	(Dollars in thousands)
Income from unconsolidated entities	$862	86,100%	$1

Income from unconsolidated entities includes our participation in earnings or losses from our investments in Don Memo. For the three months ended January 31, 2025 and 2024 we realized income of $0.9 million and less than $0.1 million from Agricola Don Memo.

Income tax expense

	Three months ended January 31,
	2025	Change	2024

Income tax expense	$(1,255)	119%	$(573)
Effective tax rate	26.0%		(28.6)%

The effective tax rates for the three months ended January 31, 2025 and January 31, 2024 were 26.0% and (28.6)%. The Company’s effective tax rate for the three months ended January 31, 2025 differs from the U.S. federal statutory rate of 21% due to the US state tax and foreign tax rate differential in Mexico. The Company’s effective tax rate for the three months ended January 31, 2024 differs from the U.S. federal statutory rate of 21% due to valuation allowances on domestic deferred tax assets that are not more likely than not to be realized, and foreign exchange losses in Mexico.

Liquidity and Capital Resources

Cash used in operating activities was $4.4 million for the three months ended January 31, 2025, compared to cash provided by operating activities of less than $0.1 million for the corresponding period in fiscal 2024. Cash used in operating activities for the three months ended January 31, 2025 reflects primarily our net income of $4.4 million, non-cash activities (depreciation and amortization, non-cash operating lease expense, stock-based compensation expense, income from unconsolidated entities, and loss on disposal of property, plant and equipment) of $1.3 million and a net effect of changes in operating assets and liabilities of $10.1 million.

Changes in operating assets and liabilities included an increase in accounts receivable of $5.2 million, an increase in inventories of $5.7 million, an increase in prepaid expenses and other current assets of $1.5 million, a net decrease in accounts payable, accrued expenses and other liabilities of $0.5 million, and a decrease in payable to growers of $3.0 million offset by a decrease in other assets of $0.1 million, a decrease in advances to suppliers of $4.3 million, and a decrease in income tax payable of $1.4 million.

The increase in our inventory as of January 31, 2025, compared to October 31, 2024, was primarily due to higher average fruit costs in inventory related to Mexican avocados. The increase in our accounts receivable is due to an increase in sales for the month of January 2025 compared to October 2024. The increase in payable to growers is mostly due to an increase in both average selling price and volume of tomatoes in January 2025 compared to October 2024. The increase in our prepaid and other current assets is primarily due increase in prepaid insurance premiums. The decrease in advances to suppliers is mainly due to pre-season advances being repaid through settlement to our tomato consignment growers.

Cash used in investing activities was $0.3 million for the three months ended January 31, 2025, which related to purchases of property, plant, and equipment.

Cash used in financing activities was $3.8 million for the three months ended January 31, 2025, which related principally to payments of $3.6 million in dividends, payments on long-term obligations of $0.2 million and the payment of minimum withholding of taxes on the net settling of shares of less than $0.1 million.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our credit facility. Cash and cash equivalents as of January 31, 2025, and October 31, 2024, totaled $48.5 million and $57.0 million. Our working capital at January 31, 2025 was $87.4 million, compared to $85.4 million at October 31, 2024.

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

Borrowings of the Revolving Loans under the Credit Agreement are asset based and are subject to a borrowing base calculation that includes a certain percentage of eligible accounts receivable, inventory and equipment, less any reserves implemented by Agent in its permitted discretion; provided that the equipment-based portion of such borrowing base calculation reduces monthly according to scheduled amortization.

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

As of January 31, 2025, we were in compliance with the financial covenants. As of January 31, 2025, approximately $48.3 million was available for borrowing, based on our borrowing base calculation discussed above.

The weighted-average interest rate under the credit facility was 8.2% at January 31, 2025.  Under the credit facility, there were no amounts outstanding related to the Revolving Loans and Term Loan as of January 31, 2025.

Contractual Commitments

There have been no other material changes to our contractual commitments from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended October 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Except as set forth below, there were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the first quarter of fiscal 2025, we had changes in our management structure, including the departure of our Chief Financial Officer. These changes resulted in material changes in our internal control over financial reporting as their responsibilities shifted to other personnel. Considering these changes, as noted above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to Note 6 to the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.

ITEM 1A. RISK FACTORS

The risk factors, set forth below, update the risk factors in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2024.  In addition to the risk factors below, you should carefully consider the risk factors discussed in our most recent Form 10-K report, which could materially affect our business, financial position, results of operations, and the trading price of our common stock.  The risks and uncertainties that we face are not limited to those set forth below and/or in the 2024 Form 10-K.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

Tariffs on Imported Goods Could Materially Impact Our Business, Financial Condition, and Results of Operations

The U.S. government has in the past imposed, and may in the future impose, tariffs on imported agricultural products, including avocados, tomatoes and guacamole, which could significantly impact our costs and profitability. If tariffs or other trade restrictions are enacted, reimposed, or increased on produce imported from Mexico or other key sourcing regions, the price we pay for raw materials could rise sharply, increasing our cost of goods sold and reducing our margins.

Additionally, tariffs could impact supply chain reliability, disrupt established sourcing strategies, and result in increased operational complexity. Higher costs due to tariffs will generally lead to price increases for our products, potentially reducing consumer demand and impacting our competitive position in the market. Furthermore, retaliatory tariffs or trade restrictions from foreign governments could adversely affect our ability to export products and expand internationally.

The uncertainty surrounding trade policies and international relations may lead to volatility in the pricing and availability of fresh produce, which could have a material adverse effect on our business, financial condition, and results of operations.

The Spread of the Avocado Seed Weevil Could Disrupt Our Supply Chain and Adversely Impact Our Business

The avocado seed weevil, an invasive pest, has been reported in Mexican avocado-producing regions, posing a significant threat to fruit quality and overall yield. During our first fiscal quarter of 2025, one of our packinghouses temporarily paused its operations due to the detection of a small number of avocado weevils in a pre-production area. After completing remedial measures, including those described below, the affected packinghouse was re-certified by the relevant authorities and resumed normal operations.

In the future, an infestation of avocado weevils in key growing regions, could lead to increased crop losses, reduced availability of high-quality avocados, and higher costs associated with pest management and mitigation efforts.

Regulatory responses, such as quarantine measures or restrictions on avocado imports from affected regions, could disrupt our supply chain, limit our sourcing options, and reduce the volume of avocados available for sale. The implementation of such measures may also increase logistical complexities, delay shipments, and introduce additional compliance costs.

A severe outbreak of the avocado seed weevil could result in reduced supply and higher procurement costs, ultimately impacting our ability to meet consumer demand and maintain product quality standards. Any sustained disruption caused by this pest could materially and adversely affect our business, financial condition, and results of operations.

Further, Mexican avocado packinghouses must adhere to stringent regulations to prevent the contamination of avocados by pests such as the avocado seed weevil. These regulations are enforced by both Mexican authorities and the U.S. Department of Agriculture's Animal and Plant Health Inspection Service (APHIS) to ensure that exported avocados meet safety standards and do not introduce pests into the United States.

Among other requirements, orchards and packinghouses are subject to certification and registration by Mexican plant health authorities. Failure to comply with these regulatory requirements may result in immediate suspension of the orchard or packinghouse from the export program to the United States until such requirements are satisfied. Additionally, repeated failures to satisfy such requirements may result in Mexican authorities or APHIS reevaluating the effectiveness of existing pest management and inspection protocols, potentially leading to more stringent measures or restrictions.

ITEM 5. OTHER INFORMATION

Trading Plans

During the quarter ended January 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

10.1	Offer Letter, dated June 2, 2023, between the Company and Michael Browne

10.2	Offer Letter, dated May 16, 2023, between the Company and Ronald Araiza

10.3	Addendum to Offer Letter, dated January 29, 2025, between the Company and Michael Browne

10.16	Offer Letter, dated November 22, 2024, between the Company and James Snyder (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by the Registrant on January 14, 2025).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets as of January 31, 2025 and October 31, 2024; (2) Consolidated Statements of Operations for the three months ended January 31, 2025 and 2024; (3) Consolidated Statements of Cash Flows for the three months ended January 31, 2025 and 2024; (4) Consolidated Statements of Shareholders’ Equity for the three months ended January 31, 2025 and 2024; and (5) Notes to Consolidated Financial Statements.

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

Calavo Growers, Inc.
(Registrant)

Date: March 12, 2025
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2025
	By	/s/ James Snyder
James Snyder
Chief Financial Officer (Principal Financial Officer)