Form 10-Q
period 2025-04-30
CALAVO GROWERS INC
filed 2025-06-09
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

or

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

Registrant's number of shares of common stock outstanding as of May 31, 2025 was 17,837,172.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains statements relating to future events and results of Calavo Growers, Inc. and its consolidated subsidiaries (“Calavo,” the “Company,” “we,” “us” or “our”) that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks, uncertainties, and assumptions, are based on current expectations, and are not guarantees of future performance. If any of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied in the forward-looking statements.

All statements other than historical facts are forward-looking statements, including but not limited to:

●	Projections of revenue, gross profit, expenses, income/loss from unconsolidated entities, earnings per share, tax provisions, cash flows, and exchange rates;
●	The impact of acquisitions, equity investments, or other financial transactions;
●	Management’s plans and objectives for future operations, including restructuring and integration efforts;
●	Commentary on macroeconomic trends or global events and their impact on Calavo’s performance;
●	Updates on legal matters, investigations, or tax disputes;
●	Risks associated with international operations, including U.S. and foreign trade restrictions, tariffs, and quotas;
●	Cybersecurity risks and system vulnerabilities;
●	Risks tied to working capital timing, especially related to tariff prepayments and VAT refund collections in Mexico; and
●	Potential changes in Mexico’s tax policies or enforcement actions.

The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” and similar expressions often indicate forward-looking statements.

Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to:

●	Our ability to successfully execute operating and restructuring initiatives;
●	The potential long-term effects of capital expenditure reductions;
●	Adverse weather impacting supply and costs;
●	Seasonal fluctuations;
●	Volatility in avocado and raw material prices (including packaging, paper, and fuel);
●	Supply chain disruptions;
●	Risks from current or future acquisitions, including integration;
●	Data breaches or cybersecurity incidents;
●	Dependency on large customers and key personnel;
●	Labor availability and wage inflation;
●	Co-packer reliance and competitive pressures;
●	Product recalls or food safety issues;
●	Shifting consumer preferences and sustainability trends;
●	Environmental regulations and climate-related supply risk;
●	Global trade complexities, including restrictions, tariffs, and currency movements;
●	Exposure to unconsolidated entities and the volatility of our stock; and
●	The resolution of pending matters with the Mexican Tax Administrative Service (SAT) and the risk of unfavorable legal or administrative outcomes.

Additional information about these and other risks is included in our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2024, and in our subsequent Quarterly Reports on Form 10-Q (including this one) and other filings with the Securities and Exchange Commission.

Forward-looking statements are made as of the date of this report. We undertake no obligation to update or revise them, except as required by applicable securities laws.

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	April 30,	October 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$60,361	$57,031
Accounts receivable, net of allowances of $3,399 (2025) and $3,624 (2024)	57,603	41,909
Inventories	41,625	34,157
Prepaid expenses and other current assets	9,457	9,976
Advances to suppliers	10,277	14,570
Income taxes receivable	936	936
Total current assets	180,259	158,579
Property, plant, and equipment, net	51,058	54,200
Operating lease right-of-use assets	17,610	18,316
Investments in unconsolidated entities	3,004	2,424
Deferred income tax assets	7,473	7,473
Goodwill	10,211	10,211
Other assets	51,838	49,916
	$321,453	$301,119
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$48,568	$18,377
Trade accounts payable	6,808	8,742
Accrued expenses	17,491	28,149
Income tax payable	2,002	2,767
Other current liabilities	11,000	11,000
Current portion of operating leases	3,466	3,296
Current portion of finance leases	836	874
Total current liabilities	90,171	73,205
Long-term liabilities:
Long-term portion of operating leases	16,466	17,476
Long-term portion of finance leases	3,873	4,274
Other long-term liabilities	4,384	4,388
Total long-term liabilities	24,723	26,138
Commitments and contingencies (Note 6)
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,841 (2025) and 17,802 (2024) shares issued and outstanding)	18	18
Additional paid-in capital	178,522	177,973
Noncontrolling interest	1,554	1,444
Retained earnings	26,465	22,341
Total shareholders' equity	206,559	201,776
	$321,453	$301,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALAVO GROWERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,
	2025	2024	2025	2024

Net sales	$190,546	$184,383	$344,931	$311,989
Cost of sales	172,457	163,845	311,114	280,691
Gross profit	18,089	20,538	33,817	31,298
Selling, general and administrative	10,303	13,020	20,590	26,483
Expenses related to Mexican tax matters	156	202	551	585
Operating income	7,630	7,316	12,676	4,230
Foreign currency (loss) gain	957	(181)	(5)	1,527
Interest income	762	—	1,607	—
Interest expense	(204)	(962)	(417)	(1,786)
Other income, net	613	520	725	720
Income before income taxes and net income (loss) from unconsolidated entities	9,758	6,693	14,586	4,691
Income tax expense	(2,536)	(390)	(3,791)	(963)
Net income (loss) from unconsolidated entities	(282)	204	580	205
Net income from continuing operations	6,940	6,507	11,375	3,933
Net loss from discontinued operations (Note 10)	—	(408)	—	(4,091)
Net income (loss)	6,940	6,099	11,375	(158)
Less: Net income attributable to noncontrolling interest	(90)	(37)	(110)	(47)
Net income (loss) attributable to Calavo Growers, Inc.	$6,850	$6,062	$11,265	$(205)

Calavo Growers, Inc.’s net income (loss) per share:
Basic
Continuing Operations	$0.38	$0.36	$0.63	$0.22
Discontinued Operations	$—	$(0.02)	$—	$(0.23)
Net income (loss) attributable to Calavo Growers, Inc	$0.38	$0.34	$0.63	$(0.01)

Diluted
Continuing Operations	$0.38	$0.36	$0.63	$0.22
Discontinued Operations	$—	$(0.02)	$—	$(0.23)
Net income (loss) attributable to Calavo Growers, Inc	$0.38	$0.34	$0.63	$(0.01)

Number of shares used in per share computation:
Basic	17,815	17,800	17,841	17,800
Diluted	17,828	17,872	17,903	17,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALAVO GROWERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended April 30,
	2025	2024

Cash Flows from Operating Activities:
Net income (loss)	$11,375	$(158)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,801	6,633
Non-cash operating lease expense	706	(720)
Net income from unconsolidated entities	(580)	(205)
Provision for uncollectible Mexican IVA taxes receivable	—	165
Stock-based compensation expense	595	1,446
Amortization of debt issuance costs	91	—
Gain on sale of Temecula packinghouse	(111)	(108)
(Gain) loss on disposal of property, plant, and equipment	(10)	56
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(15,694)	(21,298)
Inventories	(7,468)	(9,609)
Prepaid expenses and other current assets	519	2,617
Advances to suppliers	4,293	4,088
Income taxes receivable/payable	(765)	(970)
Other assets	(2,013)	(5,746)
Payable to growers	30,191	22,703
Trade accounts payable, accrued expenses and other liabilities	(13,666)	3,256
Net cash provided by operating activities	11,264	2,150
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(415)	(2,377)
Net cash used in investing activities	(415)	(2,377)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(7,141)	(3,561)
Proceeds from revolving credit facility	—	83,176
Payments on revolving credit facility	—	(76,175)
Payments of minimum withholding taxes on net share settlement of equity awards	(46)	(625)
Payments on term loan	—	(241)
Payments on long-term obligations and finance leases	(332)	(926)
Net cash provided by (used in) financing activities	(7,519)	1,648
Net increase in cash, cash equivalents	3,330	1,421
Cash, cash equivalents, beginning of period	57,031	2,852
Cash, cash equivalents, end of period	$60,361	$4,273
Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$—	$640
Settlement of Agricola Belher infrastructure advance offset against payable to growers	$—	$600
Declared dividends payable	$7	$—
Property, plant, and equipment included in trade accounts payable and accrued expenses	$234	$29

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALAVO GROWERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance, January 31, 2025	17,837	$18	$178,198	$23,189	$1,464	$202,869
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	39	—	1	—	—	1
Stock-based compensation expense	—	—	323	—	—	323
Dividend declared to shareholders (0.20 per share)	—	—	—	(3,574)	—	(3,574)
Payment of min. withholding of taxes on net share settlement of equity awards	—	—	—	—	—	—
Avocados de Jalisco noncontrolling interest	—	—	—	—	90	90
Net income attributable to Calavo Growers, Inc.	—	—	—	6,850	—	6,850
Balance, April 30, 2025	17,876	$18	$178,522	$26,465	$1,554	$206,559

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance, January 31, 2024	17,800	18	176,823	24,290	1,402	202,533
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	—	—	(26)	—	—	(26)
Stock compensation expense	—	—	505	—	—	505
Dividend declared to shareholders (0.10 per share)	—	—	—	(1,780)	—	(1,780)
Avocados de Jalisco noncontrolling interest	—	—	—	—	37	37
Net loss attributable to Calavo Growers, Inc.	—	—	—	6,062	—	6,062
Balance, April 30, 2024	17,800	$18	$177,302	$28,572	$1,439	$207,331

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance, October 31, 2024	17,802	$18	$177,973	$22,341	$1,444	$201,776
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	74	—	(46)	—	—	(46)
Stock-based compensation expense	—	—	595	—	—	595
Dividend declared to shareholders (0.20 per share)	—	—	—	(7,141)	—	(7,141)
Payment of min. withholding of taxes on net share settlement of equity awards	—	—	—	—	—	—
Avocados de Jalisco noncontrolling interest	—	—	—	—	110	110
Net income attributable to Calavo Growers, Inc.	—	—	—	11,265	—	11,265
Balance, April 30, 2025	17,876	$18	$178,522	$26,465	$1,554	$206,559

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance, October 31, 2023	17,761	$18	$176,481	$32,338	$1,392	$210,229
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	39	—	(625)	—	—	(625)
Stock-based compensation expense	—	—	1,446	—	—	1,446
Dividend declared to shareholders (0.10 per share)	—	—	—	(3,561)	—	(3,561)
Avocados de Jalisco noncontrolling interest	—	—	—	—	47	47
Net loss attributable to Calavo Growers, Inc.	—	—	—	(205)	—	(205)
Balance, April 30, 2024	17,800	$18	$177,302	$28,572	$1,439	$207,331

See accompanying notes to unaudited condensed consolidated financial statements.

CALAVO GROWERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of the business

Business

Calavo Growers, Inc. (“Calavo,” the “Company,” “we,” “us,” or “our”) is a global leader in sourcing, packing and distribution of fresh avocados, tomatoes, papayas and processing of guacamole and other avocado products. Drawing on decades of expertise with fresh and prepared produce, we deliver a broad portfolio of products to retail grocers, club and mass-merchandise stores, foodservice operators, and wholesalers worldwide. We procure avocados from California, Mexico, and other key growing regions. Across our operating facilities, we (i) sort, pack, ripen, and ship avocados, tomatoes, and Hawaiian-grown papayas and (ii) process and package fresh and frozen guacamole. Our products are distributed both domestically and internationally.

In the first quarter of fiscal 2025, we renamed our “Grown” reportable segment to “Fresh” to better reflect its activities; the change did not affect the segment’s composition, financial results, or internal performance metrics. We report results under two segments: Fresh and Prepared.

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

Prior period amounts related to foreign currency translation gains (losses) have been reclassified from cost of sales to foreign currency gain (loss) to conform to the current period presentation.

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

	Three months ended April 30, 2025			Three months ended April 30, 2024
	Fresh	Prepared	Total	Fresh	Prepared	Total

Avocados	$160,531	$—	$160,531	$136,055	$—	$136,055
Tomatoes	11,952	—	11,952	28,513	—	28,513
Papayas	2,966	—	2,966	2,850	—	2,850
Other fresh income	16	—	16	22	—	22
Guacamole	—	17,159	17,159	—	19,640	19,640
Total gross sales	175,465	17,159	192,624	167,440	19,640	187,080
Less: sales allowances	(804)	(1,274)	(2,078)	(685)	(2,012)	(2,697)
Net sales	$174,661	$15,885	$190,546	$166,755	$17,628	$184,383

	Six months ended April 30, 2025			Six months ended April 30, 2024

	Fresh	Prepared	Total	Fresh	Prepared	Total

Avocados	$284,370	$—	$284,370	$235,686	$—	$235,686
Tomatoes	24,999	—	24,999	39,352	—	39,352
Papayas	6,123	—	6,123	5,932	—	5,932
Other fresh income	40	—	40	48	—	48
Guacamole	—	33,142	33,142	—	35,719	35,719
Total gross sales	315,532	33,142	348,674	281,018	35,719	316,737
Less sales allowances	(1,076)	(2,667)	(3,743)	(1,237)	(3,511)	(4,748)
Net sales	$314,456	$30,475	$344,931	$279,781	$32,208	$311,989

	Fresh	Prepared	Total

	(All amounts are presented in thousands)
Three months ended April 30, 2025
Net sales	$174,661	$15,885	$190,546
Cost of sales	160,608	11,849	172,457
Gross profit	$14,053	$4,036	$18,089

Three months ended April 30, 2024
Net sales	$166,755	$17,628	$184,383
Cost of sales	150,525	13,320	163,845
Gross profit	$16,230	$4,308	$20,538

	Fresh	Prepared	Total

	(All amounts are presented in thousands)
Six months ended April 30, 2025
Net sales	$314,456	$30,475	$344,931
Cost of sales	288,266	22,848	311,114
Gross profit	$26,190	$7,627	$33,817

Six months ended April 30, 2024
Net sales	$279,781	$32,208	$311,989
Cost of sales	257,121	23,570	280,691
Gross profit	$22,660	$8,638	$31,298

For the three months ended April 30, 2025 and 2024, intercompany sales and cost of sales of $0.3 million and $0.2 million between Fresh products and Prepared products were eliminated. For the six months ended April 30, 2025 and 2024, intercompany sales and cost of sales of $0.7 million and $0.6 million between Grown products and Prepared products were eliminated.

Sales to customers outside the U.S. were approximately $13.1 million and $12.9 million for the three months ended April 30, 2025, and 2024. Sales to customers outside the U.S. were approximately $24.8 million and $23.8 million for the six months ended April 30, 2025 and 2024.

The net carrying value of long-lived assets attributed to geographic areas as of April 30, 2025, and October 31, 2024, are as follows (in thousands):

	United States	Mexico	Consolidated
April 30, 2025	$22,901	$28,157	$51,058
October 31, 2024	$24,531	$29,669	$54,200

3.	Inventories

Inventories consist of the following (in thousands):

	April 30,	October 31,
	2025	2024

Fresh fruit	$24,953	$20,002
Packing supplies and ingredients	8,958	6,936
Finished prepared foods	7,714	7,219
Total	$41,625	$34,157

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions. Inventory includes reserves of $0.3 million in slow moving inventories as of April 30, 2025 and $0.4 million as of October 31, 2024.

4.	Related party transactions

Board of Directors & Chief Executive Officer

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. For the three and six months ended April 30, 2025, the amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.9 million and $1.4 million. For the three and six months ended April 30, 2024, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $0.3 million. As of April 30, 2025, we had $0.4 million in outstanding payables to these Board members. We did not have any amounts payable to these Board members as of October 31, 2024.

For the three and six months ended April 30, 2025, we procured $2.3 million and $3.4 million of avocados from entities affiliated with our Chief Executive Officer. For the three and six months ended April 30, 2024, we procured $1.4 million of avocados from entities affiliated with our Chief Executive Officer. As of April 30, 2025, we had $1.4 million in outstanding payables to entities affiliated with our Chief Executive Officer. There were no outstanding payables to entities affiliated with our Chief Executive Officer as of October 31, 2024.

Agricola Don Memo, S.A. de C.V. (“Don Memo”)

Calavo and Agricola Belher (“Belher”) each have an equal one-half ownership interest in Don Memo. Pursuant to a management service agreement, Belher, through its officers and employees, has day-to-day power and authority to manage the operations of Don Memo.

As of April 30, 2025, and October 31, 2024, we had an investment of $3 million and $2.4 million representing Calavo’s 50% ownership in Don Memo, which was included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. For the three months ended April 30, 2025 and 2024, we advanced $1.7 million and $3.5 million of preseason advances to Don Memo. For the six months ended April 30, 2025 and 2024, we advanced $1.9 million and $4.5 million of preseason advances to Don Memo. As of April 30, 2025 and October 31, 2024, we had outstanding advances of $6.7 million and $7.7 million to Don Memo. In October 2020, we entered into an infrastructure loan agreement with Don Memo for up to $2.4 million secured by certain property and equipment of Don Memo. This infrastructure loan accrues interest at 7.25%. The total outstanding infrastructure loan balance at April 30, 2025 and at October 31, 2024, was $1.6 million which is included in prepaids and other current assets. During the three months ended April 30, 2025 and 2024, we incurred $0.4 million and $3.1 million of cost of sales to Don Memo. During the six months ended April 30, 2025 and 2024, we incurred $8.3 million and $7.3 million of cost of sales to Don Memo pursuant to our purchase consignment agreement.

Belher

We make advances to Belher for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. For the three and six months ended April 30, 2025, we advanced $0.2 million of preseason advances to Belher. For the three and six months ended April 30, 2024, we advanced $0.5 million of preseason advances to Belher. We had grower advances due from Belher totaling $5.2 million as of April 30, 2025 and $5.1 million as of October 31, 2024, which are recorded as advances to suppliers. In July 2021, we made a bridge loan of $3.5 million to Belher. This loan is secured by certain farmland in Mexico and accrues interest at 10%. As part of this loan agreement, we can withhold payments on both the infrastructure advances and the bridge loan through the netting against the grower payable due to Belher. As of April 30, 2025 and October 31, 2024, the remaining bridge loan of $1.1 million has been recorded as $0.6 million in prepaid expenses and other current assets and $0.5 million in other assets. During the three months ended April 30, 2025 and 2024, we incurred $10.4 million and $22.0 million of cost of sales to Belher pursuant to our purchase consignment agreement. During the six months ended April 30, 2025 and 2024, we incurred $13.1 million and $25.0 million of cost of sales to Belher pursuant to our purchase consignment agreement.

Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”)

In August 2015, we entered into a Shareholder’s Agreement with various Mexican partners and created Avocados de Jalisco. Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. As of April 30, 2025, this entity was approximately 83% owned by Calavo and was consolidated in our interim financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico, which began operations in June of 2017. During the three months ended April 30, 2025 and 2024, we purchased approximately $1.6 million and $1.1 million of avocados from the partners of Avocado de Jalisco. During the six months ended April 30, 2025 and 2024 we purchased approximately $1.8 million and $3.6 million of avocados from the partners of Avocados de Jalisco.

5.	Other assets

Other assets consist of the following (in thousands):

	April 30,	October 31,
	2025	2024
Mexican IVA (i.e., value-added) taxes receivable, net (see Note 10)	$50,748	$48,739
Infrastructure advances	467	467
Other	623	710
Total	$51,838	$49,916

6.	Other events

Dividends

On January 31, 2025, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million, to shareholders of record on January 10, 2025. On April 29, 2025, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million to shareholders of record on April 1, 2025.

Litigation

From time to time, we are involved in litigation arising in the ordinary course of our business that we do not believe will have a material impact on our financial position, results of operations, or cash flows.

Compliance matters

We continue to cooperate fully with the SEC and the Department of Justice (DOJ) investigations relating to the Foreign Corrupt Practices Act (FCPA). On February 5, 2025, Attorney General Bondi issued a memorandum stating, in regard to the FCPA, that the DOJ “shall prioritize investigations related to foreign bribery that facilitates the criminal operations of Cartels and Transnational Criminal Organizations, and shift focus away from investigations and cases that do not involve such a connection. Examples of such cases include bribery of foreign officials to facilitate human smuggling and the trafficking of narcotics and firearms.” While the DOJ’s policy may evolve, we are currently unaware of any facts suggesting conduct of any of our employees that would fall within the examples provided in the DOJ’s February 5, 2025, memoranda.

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

Mexico tax audits

We conduct business both domestically and internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions. Accordingly, in the normal course of business, we are subject to examination by tax authorities, primarily in Mexico and the United States.

2013 Assessment

In January 2017, Calavo de Mexico (“CDM”) received preliminary observations from the Servicio de Administración Tributaria in Mexico (the “SAT”) related to an audit for fiscal year 2013 outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and VAT. We provided a written rebuttal to these preliminary observations during our third fiscal quarter of 2017.

In January 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately 2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approximately $132.8 million USD at April 30, 2025) related to income tax, flat rate business tax, value added tax and fines, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of April 30, 2025 to the amount of 3 billion Mexican pesos (approx. $153.3 million USD).  Additionally, the tax authorities have determined that we owe our employees profit-sharing liability, totaling approximately 118 million Mexican pesos (approx. $6 million USD at April 30, 2025). In August 2018, we filed an Administrative Appeal on the 2013 Assessment, appealing our case to the SAT’s central legal department in Michoacan.

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

On August 18, 2021, we filed an Administrative Reconsideration (the “Reconsideration”) before the Central Legal Department of the SAT located in Mexico City, asserting that the resolution in March of the Administrative Appeal was wrongly concluded, in particular with respect to the following matters:

o	Failure to recognize CDM as a “maquiladora”;
o	Considering the Company to have a permanent establishment in Mexico;
o	Including fruit purchase deposits transferred by the Company to CDM as taxable;
o	Application of 16% VAT tax to fruit purchase deposits; and
o	Imposing double-taxation on the fruit purchase transactions.

On August 20, 2021 CDM filed an Nullity Trial (the “Nullity Trial”) with the Federal Tax Court, which among other things, strongly contends that the notifications made by the SAT to CDM and its designated advisors of the resolution of the Administrative Appeal in March 2021 were not legally communicated. In addition, the Nullity Trial asserts the same matters central to the Reconsideration, as described above, as wrongly concluded in the resolution of the Administrative Appeal.

On October 13, 2023, the Company filed an extension of the Nullity Trial filed on August 20, 2021, as a result of the response to the lawsuit filed by the tax authority, pointing out that the tax authority’s resolution is unlawful due to improper substantiation and motivation, because of the following:

●	The QR Code does not allow the company to verify the veracity of the document,
●	The notification of the tax assessment was not sent to the phone number indicated by the company, when the tax authority was obliged to do so, among others.

On November 14, 2023, the Tax Court acknowledged the admission of the extension to the lawsuit. Additionally, in November 2024, the Administrative Reconsideration and related Injunction action were finalized. The tax authority determined that the filing of the Administrative Reconsideration was not legally viable, citing the existence of a concurrent legal remedy—the Nullity Trial. Furthermore, the SAT noted a presumption that the Nullity Trial was filed within the required timeframe, as evidenced by its admission by the Tax Court.

These resolutions can be used as supervening evidence to support the arguments that the Nullity Petition should be admitted. The resolutions will contribute to demonstrate that the SAT considers that the Nullity Petition was filed on time. This is a statement made within a formal procedure that contradicts what the SAT had been arguing (within the reconsideration procedure).

While we continue to believe that the tax assessment for fiscal year 2013 is completely without merit, and that we will prevail on the Nullity Trial in the Tax Court, we also believe that it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. In accordance with our cumulative probability analysis on uncertain tax positions, settlements made by the SAT in other cases, the 2011 tax assessment reached by CDM with the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico, and the value of CDM assets, we recorded a provision of $11 million, in the third quarter of fiscal year 2021, as a discrete item in Income Tax Provision. The provision includes estimated fines, interest and inflationary adjustments.

We believe that this provision remains appropriate as of April 30, 2025 based on our cumulative probability analysis. We incurred $0.2 million and $0.6 million of related professional fees for the three and six months ended April 30, 2025 which have been recorded in Expenses related to Mexican Tax matters on the consolidated statements of operations.

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

As of April 30, 2025, we have not experienced any changes related to this contingency, and there are no new developments affecting its likelihood or potential financial impact. We continue to assess this obligation, but do not believe it is probable that it will be required to fulfill any obligations under these leases.

7.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Three months ended April 30,
Avocados de Jalisco noncontrolling interest	2025	2024

Noncontrolling interest, beginning	$1,464	$1,402
Net income attributable to noncontrolling interest of Avocados de Jalisco	90	37
Noncontrolling interest, ending	$1,554	$1,439

	Six months ended April 30,
Avocados de Jalisco noncontrolling interest	2025	2024

Noncontrolling interest, beginning	$1,444	$1,392
Net income attributable to noncontrolling interest of Avocados de Jalisco	110	47
Noncontrolling interest, ending	$1,554	$1,439

8.	Earnings per share

Basic and diluted net income (loss) per share is calculated as follows (data in thousands, except per share data):

	Three months ended April 30,
	2025	2024
Numerator:
Net income from continuing operations	$6,940	$6,507
Less: Net income attributable to noncontrolling interest	(90)	(37)
Net income from continuing operations attributable to Calavo Growers, Inc.	6,850	6,470
Net loss from discontinued operations (Note 10)	—	(408)
Net income attributable to Calavo Growers, Inc.	$6,850	$6,062

Denominator:
Weighted average shares - Basic	17,815	17,800
Effect on dilutive securities – Restricted stock/units/options	13	72
Weighted average shares - Diluted	17,828	17,872

Net income from continuing operations
Basic	$0.38	$0.36
Diluted	$0.38	$0.36

Net loss from discontinued operations (Note 10)
Basic	$—	$(0.02)
Diluted	$—	$(0.02)

Net income per share attributable to Calavo Growers, Inc:
Basic	$0.38	$0.34
Diluted	$0.38	$0.34

	Six months ended April 30,
	2025	2024
Numerator:
Net income from continuing operations	$11,375	$3,933
Add: Net income attributable to noncontrolling interest	(110)	(47)
Net income from continuing operations attributable to Calavo Growers, Inc.	11,265	3,886
Net loss from discontinued operations (Note 10)	—	(4,091)
Net income (loss) attributable to Calavo Growers, Inc.	$11,265	$(205)

Denominator:
Weighted average shares - Basic	17,841	17,800
Effect on dilutive securities – Restricted stock/units/options	62	66
Weighted average shares - Diluted	17,903	17,866

Net income from continuing operations
Basic	$0.63	$0.22
Diluted	$0.63	$0.22

Net loss from discontinued operations (Note 10)
Basic	$—	$(0.23)
Diluted	$—	$(0.23)

Net income (loss) per share attributable to Calavo Growers, Inc:
Basic	$0.63	$(0.01)
Diluted	$0.63	$(0.01)

9.	Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (“IVA”) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into VAT amounts recoverable from the Mexican government.

As of April 30, 2025, and October 31, 2024, CDM VAT receivables, net of our estimated provision for uncollectable amounts, totaled $50.7 million (1.0 billion Mexican pesos) and $48.7 million (976.0 million Mexican pesos). Historically, CDM received VAT refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2025, the tax authorities began objecting to refund requests and supporting documentation that had previously been deemed acceptable to process a refund. Additionally, they are also contesting the refunds requested attributable to VAT paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of VAT claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or other legal means.

During the first quarter of fiscal 2017, the tax authorities informed us that their internal opinion, based on the information provided by the local SAT office, considers that CDM was not properly documented relative to its declared tax structure and therefore CDM could not claim the refundable VAT balance. CDM has strong arguments and supporting documentation to sustain its declared tax structure for VAT and income tax purposes. CDM started an Administrative Appeal for the VAT related to the request of the months of July, August and September of 2015 (the “2015 Appeal”) in order to assert its argument that CDM is properly documented and to therefore change the SAT’s internal assessment. In August 2018, we received a favorable ruling from the SAT’s Legal Administration in Michoacan on the 2015 Appeal indicating that they believe CDM’s legal interpretation of its declared tax structure is indeed accurate. While favorable on this central matter of CDM’s declared tax structure, the ruling, however, still does not recognize the taxpayer’s right to a full refund for the VAT related to the months of July, August and September 2015. Therefore, in October 2018, CDM filed a substance-over-form Annulment Suit in the Federal Tax Court to recover its full refund for VAT over the subject period.

In April 2022, the Chamber specializing in exclusive resolution of substantial matter belonging to the Tax Court issued the ruling for the months of July, August and September 2015 through which it was declared that the following resolutions were resolved:

●	It is recognized that CDM operates as a maquila under the authorization of the Ministry of Finance.
●	It is recognized that all bank deposits corresponding to the purchase of avocados on behalf of Calavo, are subject to the maquila program and it is not accruable income for purposes of Income Tax nor activities subject to VAT.
●	It is recognized that VAT is recoverable, since CDM demonstrated the existence of operations carried under the maquila services.
●	It is resolved that certain VAT amounts attributed to the purchase of certain packing materials are not recoverable as CDM was not the buyer on record and therefore did not pay for the materials, which approximated 6.9 million Mexican pesos (approximately $0.4 million USD).

We believe that our operations in Mexico are properly documented, and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding VAT amounts. With assistance from our internationally recognized tax advisory firm, as of April 30, 2025, CDM filed Administrative Appeals for months for which VAT refunds have been denied by the SAT, and will continue filing such appeals for any months for which refunds are denied in the future. Therefore, we believe it is probable that the Mexican tax authorities will ultimately authorize the refund of the remaining VAT amounts.

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

The following table summarizes the results of operations of the Fresh Cut business that are being reported as discontinued operations (in thousands):

	Three months ended	Six months ended
	April 30,	April 30,
	2024	2024

Net sales	$83,959	$170,372
Cost of sales	80,149	165,731
Gross profit	3,810	4,641
Selling, general and administrative	4,207	8,703
Operating loss	(397)	(4,062)
Interest expense	(26)	(54)
Other income, net	15	25
Loss from discontinued operations before income taxes and gain on sale	(408)	(4,091)
Income tax benefit	—	—
Net loss from discontinued operations	$(408)	$(4,091)

Select cash flow information related to the Fresh Cut business follows (in thousands):

Six months ended
April 30,
2024

Net cash used in operating activities	$(1,970)
Net cash used in investing activities	$(353)

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

12. Subsequent Events

We have evaluated subsequent events through June 9, 2025, the date these interim financial statements were issued.

On June 3, 2025, our Board of Directors declared a quarterly cash dividend of $0.20 per share, payable on July 30, 2025 to shareholders of record as of June 30, 2025.

We have determined that, other than the dividend declaration noted above, no other material subsequent events have occurred that would require disclosure or adjustment to the interim financial statements.

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

Recent Developments

Dividends

On April 29, 2025, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million to shareholders of record on April 1, 2025. On June 3, 2025, our Board of Directors declared a quarterly cash dividend of $0.20 per share, payable on July 30, 2025 to shareholders of record as of June 30, 2025.

Compliance matters

We continue to cooperate fully with the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ) investigations relating to the Foreign Corrupt Practices Act. On February 5, 2025, Attorney General Bondi issued a memorandum stating, in regard to the FCPA, that the DOJ “shall prioritize investigations related to foreign bribery that facilitates the criminal operations of Cartels and Transnational Criminal Organizations, and shift focus away from investigations and cases that do not involve such a connection. Examples of such cases include bribery of foreign officials to facilitate human smuggling and the trafficking of narcotics and firearms.” While the DOJ’s policy may evolve, we are currently unaware of any facts suggesting conduct of any of our employees that would fall within the examples provided in the DOJ’s February 5, 2025 memoranda.

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

Mexican Tax Issues

During the second quarter of fiscal 2025, we achieved a significant milestone in our tax strategy, as the SAT refunded 36.7 million Mexican pesos in VAT (approximately $1.9 million USD), including inflationary adjustments, for March, April and November 2019.

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

In addition, ongoing uncertainty surrounding U.S. trade policy—particularly as it relates to Mexico—could adversely affect our business. On February 2, 2025, the United States announced tariffs of up to 25 percent on imports from several countries (including Mexico and Canada) and higher duties on selected Chinese goods; all of these measures were subsequently put on hold. A separate 25 percent tariff on Mexican imports was briefly in effect from March 4 to March 6, 2025, before being suspended. As of May 30, 2025, no further reciprocal tariffs are scheduled, but the situation remains fluid and additional trade actions could be announced without advance notice.

The U.S. Department of Commerce has also indicated that it may terminate the U.S.–Mexico Tomato Suspension Agreement (“TSA”) on July 14, 2025. Termination would automatically impose a 21 percent anti-dumping duty on Mexican tomatoes. Industry groups such as the Texas International Produce Association warn that ending the TSA could sharply raise tomato prices, disrupt national supply chains, and threaten roughly 46,900 U.S. jobs tied to $3.1 billion in annual Mexican tomato imports. Because we source and distribute significant volumes of tomatoes, any resulting supply shortages or cost increases could materially affect our sales volumes, and customer relationships.

At present, it remains uncertain whether—and to what extent—any of these proposed tariffs or duties will apply to the fresh fruit and prepared products we import from Mexico. Given that a substantial portion of our produce originates there, new or increased trade barriers could raise our input costs. If we cannot pass along these extra costs to customers, renegotiate grower pricing, alter sourcing patterns, or implement other mitigation strategies, then our margins, operating results, and cash flows could be adversely affected.

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

For additional information, see the risk factor entitled “Tariffs on Imported Goods Could Materially Impact Our Business, Financial Condition, and Results of Operations” in Part II, Item 1A. Risk Factors, in our Quarterly Report on Form 10-Q filed on March 12, 2025.

Supply Chain Disruptions

During our first fiscal quarter of 2025, one of our Mexican packinghouses temporarily paused its operations due to the detection of a small number of avocado weevils in a pre-production area. After completing remedial measures, including those described below, the affected packinghouse was re-certified by the relevant authorities and resumed normal operations. During our second fiscal quarter of 2025, we implemented enhanced monitoring protocols in our pre-production areas, which have effectively prevented any avocado weevil outbreaks. A severe outbreak of the avocado weevil in the future, however, could result in reduced avocado supply and higher procurement costs, impacting our ability to meet consumer demand and maintain product quality standards. Any sustained disruption caused by this pest could materially and adversely affect our business, financial condition, and results of operations.

Regulatory responses, such as quarantine measures or restrictions on avocado imports from affected regions, could further disrupt our supply chain, limit our sourcing options, and reduce the volume of avocados available for sale. The implementation of such measures may also increase logistical complexities, delay shipments, and introduce additional compliance costs.

For additional information, see the risk factor entitled “The Spread of the Avocado Seed Weevil Could Disrupt Our Supply Chain and Adversely Impact Our Business” in Part II, Item 1A. Risk Factors, in our Quarterly Report on Form 10-Q filed on March 12, 2025.

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

There have been no material changes in our critical accounting estimates during the three and six months ended April 30, 2025, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2024.

Results of Operations

Net Sales

The following table summarizes our net sales by business segment for each of the three and six months ended April 30, 2025 and 2024:

	Three months ended April 30,			Six months ended April 30,
	2025	Change	2024	2025	Change	2024
Net sales:
Fresh	$174,661	4.7%	$166,755	$314,456	12.4%	$279,781
Prepared	15,885	(9.9)%	17,628	30,475	(5.4)%	32,208
Total net sales	$190,546	3.3%	$184,383	$344,931	10.6%	$311,989

As a percentage of sales:
Fresh	91.7%		90.4%	91.2%		89.7%
Prepared	8.3%		9.6%	8.8%		10.3%
	100.0%		100.0%	100.0%		100.0%

Summary

Net sales for the three months ended April 30, 2025, increased by $6.2 million, or 3.3%, compared to the same period in fiscal 2024, reaching $190.5 million. This growth was driven by a 4.7% increase in Fresh segment sales, primarily due to higher avocado pricing partially offset by decline in carton volume, while Prepared segment sales decreased by 9.9% year-over-year due primarily to decreased sales volumes. Net sales for the six months ended April 30, 2025, compared to the corresponding period in fiscal 2024, increased by $32.9 million, or approximately 10.6. This growth was driven by a 12.4% increase in Fresh segment sales, primarily due to higher avocado pricing, partially offset by decline in carton volume, while Prepared segment sales declined by 5.4% year-over-year due primarily to decreases in sales volumes and average selling prices.

We remain focused on expanding grower partnerships and strengthening relationships with retail and foodservice customers to support long-term net sales growth across both segments. Our Fresh and Prepared businesses are subject to seasonal trends, which may impact the volume and quality of raw materials sourced in any given quarter.

Fresh products

Second Quarter 2025 vs. Second Quarter 2024

Net sales for the Fresh segment increased by approximately $7.9 million, or 4.7%, for the second quarter of fiscal 2025 compared to the same period in fiscal 2024. The increase was primarily driven by higher avocado sales.

●	Avocado sales increased by $24.6 million, or 18.2%, due to a 40.6% increase in average selling price per carton, partially offset by a 16.0% decline in carton volume. The volume decline primarily reflects broader industry dynamics, including an estimated 8% reduction in overall supply, elevated pricing that likely reduced demand in certain price-sensitive channels, softer foodservice traffic, and adverse weather conditions that impacted U.S. consumption during the quarter.

●	Tomato sales decreased by $16.8 million, or 58.9%, primarily due to a 48.7% decline in carton volume and a 19.8% decrease in average selling price. The decline was primarily driven by weather-related weakness in demand, particularly in the Northeast and Midwest, as well as strong domestic supply that exerted downward pressure on pricing and limited import activity.

Six Months Ended April 30, 2025 vs. Six Months Ended April 30, 2024

Net sales for the Fresh segment increased by approximately $34.7 million, or 12.4%, for the six months ended April 30, 2025, compared to the corresponding period in fiscal 2024. The increase was primarily due to higher average avocado selling prices, partially offset by a decline in tomato sales.

●	Sales of avocados increased $49.1 million, or 20.9%, for the six-month period, driven primarily by a 35.5% increase in average selling price per carton, partially offset by a 10.7% decline in volume. The majority of the volume decline occurred during the second quarter.

●	Sales of tomatoes decreased $14.6 million, or 37.3%, primarily due to a 35.9% decline in volume and a 2.0% decrease in average selling price per carton. The majority of the decline occurred in the second quarter.

Prepared products

Second Quarter 2025 vs. Second Quarter 2024

Net sales for the Prepared segment declined by $1.7 million for the three months ended April 30, 2025, compared to the same period in fiscal 2024. The decrease was primarily driven by a 10.1% reduction in volume, reflecting macro-level headwinds in key customer channels:

●	A meaningful reduction in sales to a major customer, as the brand continues to face competitive pressure and shifting consumer preferences within the fast-casual segment.

●	Additional volume pressure due to increased regulatory scrutiny and customs-related uncertainty surrounding exports to China, which created disruption in certain international accounts.

The average price per pound remained essentially flat year-over-year, while gross profit per pound improved by 4.2%, supported by continued supply chain discipline and margin optimization within North American distribution. Sales of our newly introduced avocado squeeze pouches contributed modestly during the quarter. Looking ahead, we anticipate volume growth in the Prepared segment to be supported by both this product line and expanding demand across other core offerings, as customer programs scale in the second half of the fiscal year.

Six Months Ended April 30, 2025 vs. Six Months Ended April 30, 2024

Net sales for the Prepared segment decreased by $1.7 million for the six months ended April 30, 2025, compared to the same period in fiscal 2024. As Prepared segment sales were essentially flat in the first quarter, the decline occurred in the second quarter, as discussed above.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three and six months ended April 30, 2025, and 2024:

	Three months ended April 30,			Six months ended April 30,
	2025	Change	2024	2025	Change	2024
Gross profit:
Fresh	$14,053	(13.4)%	$16,230	$26,190	15.6%	$22,660
Prepared	4,036	(6.3)%	4,308	7,627	(11.7)%	8,638
Total gross profit	$18,089	(11.9)%	$20,538	$33,817	8.0%	$31,298

Gross profit percentages:
Fresh	8.0%		9.7%	8.3%		8.1%
Prepared	25.4%		24.4%	25.0%		26.8%
Consolidated	9.5%		11.1%	9.8%		10.0%

Summary

Our cost of goods sold consists primarily of ingredient costs (including fruit and other food products), packing materials, freight and handling, labor, and overhead (including depreciation) associated with packing, distributing, and/or preparing food products, as well as other direct expenses related to products sold.

Gross profit decreased by approximately $2.4 million, or 11.9%, for the second quarter of fiscal 2025, compared to the corresponding period in fiscal 2024. The decline was primarily driven by performance in the Fresh segment.

Gross profit increased by approximately $2.5 million, or 8.0%, for the six months ended April 30, 2025, compared to the same period in fiscal 2024. This increase was driven by strong first-quarter performance in the Fresh segment, where higher selling prices and cost discipline lifted gross profit per carton. These gains were partially offset by second-quarter volume pressure in both avocados and tomatoes.

Fresh products

The decrease in Fresh products gross profit for the second quarter of fiscal 2025 was primarily driven by lower volumes for both avocados and tomatoes.

●	Avocado gross profit decreased, primarily due to a decline in carton volume, partially offset by an increase in gross profit per carton. Per-carton profitability was negatively affected by $0.9 million in tariffs expense tariffs imposed primarily on USMCA-compliant goods imported from Mexico over a three-day period (March 4, 2025 through March 6, 2025) before being lifted. Because of the abrupt and unanticipated nature of this discrete event, we were unable to pass the added cost on to customers. Although per-unit profitability improved, average selling prices increased at a faster rate than gross profit per carton — a dynamic that can result in lower margin percentages during periods of price increases.

●	Tomato gross profit decreased, driven primarily by a significant reduction in volume and average selling price per carton. The volume shortfall was the dominant factor, but lower pricing further contributed to the decline. Adverse winter weather in key U.S. markets and strong domestic supply led to sales at or near contractual pricing floors, reducing per-unit profitability and driving underutilization of fixed cost infrastructure.

The increase in Fresh products gross profit for the six months ended April 30, 2025, was primarily driven by stronger performance in avocados, partially offset by lower profitability in tomatoes.

●	Avocado gross profit increased, driven by higher average selling prices and improved per-carton profitability. Per-carton profitability was negatively affected by the 3-day tariff event described above. The improvement in gross margin percentage year-over-year was largely attributable to favorable pricing dynamics and disciplined cost management.

●	Tomato gross profit decreased, reflecting both lower volume and modestly reduced average selling prices. Demand was pressured by adverse weather conditions and abundant domestic supply, which limited import opportunities and compressed margins during the second quarter.

Prepared products

Gross profit per pound for guacamole products increased slightly during the second quarter of fiscal 2025 compared to the same period last year, reflecting improved operational efficiency and stronger cost management. For the six-month period ended April 30, 2025, however, gross profit per pound declined modestly on a year-over-year basis. The decrease was primarily due to higher raw fruit input costs in the first quarter, which compressed margins early in the year, as well as a 2.3% reduction in sales volume and a 9.6% decrease in average selling price per pound for the period. These factors contributed to a decline in gross profit despite margin improvement in the second quarter.

Selling, General and Administrative

	Three months ended April 30,			Six months ended April 30,
	2025	Change	2024	2025	Change	2024

	(Dollars in thousands)			(Dollars in thousands)
Selling, general and administrative	$10,303	(20.9)%	$13,020	$20,590	(22.3)%	$26,483
Percentage of net sales	5.4%		7.1%	6.0%		8.5%

Selling, general, and administrative (SG&A) expenses totaled $10.3 million for the three months ended April 30, 2025. These expenses include marketing and advertising costs, sales expenses (including broker commissions), and other general and administrative costs.

SG&A expenses decreased by $2.7 million, or 20.9%, compared to the prior year period. This decline was primarily due to the following:

●	$0.8 million reduction in compensation expenses, primarily driven by lower headcount and lower severance costs in the current period.
●	$2.0 million decrease in professional and consulting fees, primarily related to lower legal costs.
●	$0.3 million reduction in information technology expenses, mainly related to leveraging internal resources.

SG&A expenses totaled $20.6 million for the six months ended April 30, 2025. These expenses include marketing and advertising costs, sales expenses (including broker commissions) and other general and administrative costs.

SG&A expenses decreased by $5.9 million, or 22.3%, for the six months ended April 30, 2025 compared to the prior year period. This decrease was primarily due to the following:

●	$2.0 million reduction in compensation expenses, primarily driven by lower headcount and lower severance costs in the current period.
●	$3.1 million decrease in professional and consulting fees, primarily related to lower legal costs.
●	$0.6 million reduction in information technology expenses, mainly related to leveraging internal resources.
●	$0.8 million reduction in stock-based compensation, mainly related to the CEO’s compensation structure.

Foreign currency gain (loss)

	Three months ended April 30,			Six months ended April 30,
	2025	Change	2024	2025	Change	2024

	(Dollars in thousands)			(Dollars in thousands)
Foreign currency gain (loss)	$957	(628.7)%	$(181)	$(5)	(100.3)%	$1,527

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

Due to the change in the Mexican peso to the U.S. dollar exchange rates, foreign currency remeasurement gains, net of losses, for the three and six months ended April 30, 2025, were $1 million and less than $(0.1) million. Net foreign currency remeasurement gains (losses), for the three and six months ended April 30, 2024, were $0.2 million and $1.5 million.

Income (loss) from unconsolidated entities

	Three months ended April 30,			Six months ended April 30,
	2025	Change	2024	2025	Change	2024

	(Dollars in thousands)			(Dollars in thousands)
Income (loss) from unconsolidated entities	$(282)	(238.2)%	$204	$580	182.9%	$205

Income (loss) from unconsolidated entities includes our participation in earnings or losses from our investments in Don Memo. For the three months ended April 30, 2025 and 2024 we realized income (loss) of $(0.3) million and $0.2 million from Agricola Don Memo. For the six months ended April 30, 2025 and 2024 we realized income of $0.6 million and $0.2 million from Agricola Don Memo.

Income tax expense

	Three months ended April 30,			Six months ended April 30,
	2025	Change	2024	2025	Change	2024

Income tax expense	$(2,536)	550.3%	$(390)	$(3,791)	293.7%	$(963)
Effective tax rate	26.0%		5.7%	26.0%		19.7%

The effective tax rates for the three months ended April 30, 2025 and April 30, 2024 were 26.0% and 5.7%. The effective tax rates for the six months ended April 30, 2025 and April 30, 2024 were 26.0% and 19.7%. The Company’s effective tax rate for the three and six months ended April 30, 2025 differs from the U.S. federal statutory rate of 21% due to the US state tax and foreign tax rate differential in Mexico. The Company’s effective tax rate for the three and six months ended April 30, 2024 differs from the U.S. federal statutory rate of 21% due to valuation allowances on domestic deferred tax assets that are not more likely than not to be realized, and foreign exchange losses in Mexico.

Liquidity and Capital Resources

Cash provided in operating activities was $11.3 million for the six months ended April 30, 2025, compared to cash provided by operating activities of $2.2 million for the corresponding period in fiscal 2024. Cash provided in operating activities for the six months ended April 30, 2025 reflects primarily our net income of $11.4 million, combined with non-cash activities (depreciation and amortization, non-cash operating lease expense, stock-based compensation expense, income from unconsolidated entities, and loss on disposal of property, plant and equipment) of $3.5 million which is offset by a net effect of changes in operating assets and liabilities of $3.6 million.

Changes in operating assets and liabilities included an increase in accounts receivable of $15.7 million, an increase in inventories of $7.5 million, a decrease in prepaid expenses and other current assets of $0.5 million, a net decrease in accounts payable, accrued expenses and other liabilities of $12.7 million, an increase in payable to growers of $30.2 million, and an increase in income tax payable of $0.8 million offset by an increase in other assets of $1.9 million, and a decrease in advances to suppliers of $4.3 million.

The increase in our accounts receivable is due to an increase of $36.2 million in sales for the three months ended April 30, 2025 compared to the prior quarter. The increase in our inventory as of April 30, 2025, compared to October 31, 2024, was primarily due to higher average fruit costs in inventory related to Mexican avocados. The decrease in our prepaid and other current assets is primarily due to reduced software cost additions and higher amortization of prepaid expenses compared to new additions. The increase in payable to growers is mostly due to an increase in farming activity of tomatoes as farming production for the spring/summer cycle (May-October) is scaling up. The decrease in advances to suppliers is mainly due to pre-season advances being repaid through settlement to our tomato consignment growers.

Cash used in investing activities was $0.4 million for the six months ended April 30, 2025, compared to cash used by investing activities of $2.4 million for the corresponding period in fiscal 2024. Cash used in investing activities relates principally to purchases of property, plant, and equipment.

Cash used in financing activities was $7.6 million for the six months ended April 30, 2025, compared to cash provided by financing activities of $1.6 million for the corresponding period in fiscal 2024. Cash used in financing activities relates principally to payments of $7.1 million in dividends, payments on long-term obligations of $0.4 million and the payment of minimum withholding of taxes on the net settling of shares of less than $0.1 million.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations and amounts available for borrowing under our credit facility. Cash and cash equivalents as of April 30, 2025, and October 31, 2024, totaled $60.4 million and $57.0 million. Our working capital at April 30, 2025 was $90.1 million, compared to $85.4 million at October 31, 2024.

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

As of April 30, 2025, we were in compliance with the financial covenants. As of April 30, 2025, approximately $59.5 million was available for borrowing, based on our borrowing base calculation discussed above.

The weighted-average interest rate under the credit facility was 8.0% at April 30, 2025.  Under the credit facility, there was less than $0.1 million outstanding related to the Revolving Loans and Term Loan as of April 30, 2025.

In March 2025, our Board of Directors authorized a stock repurchase program of up to $25 million. While no shares have been repurchased to date under this program, the timing and volume of repurchases will depend on market conditions, our capital allocation priorities, and other strategic considerations.

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to Note 6 to the unaudited condensed consolidated financial statements included in this Quarterly Report for further information.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2024, as supplemented by our Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2025.  There have been no material changes from the risk factors set forth in such Annual Report on Form 10-K and Quarterly Report on Form 10-Q. However, the risks and uncertainties that we face are not limited to those set forth in such Annual Report on Form 10-K and Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

ITEM 5. OTHER INFORMATION

Trading Plans

During the quarter ended April 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

10.1	Amended and Restated Calavo Growers, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 28, 2025).

10.2	Amendment No. 4 to Lease Agreement, dated February 6, 2025, between the Company and Limoneira Company. +

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended April 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets as of April 30, 2025 and October 31, 2024; (2) Consolidated Statements of Operations for the three months ended April 30, 2025 and 2024; (3) Consolidated Statements of Cash Flows for the three months ended April 30, 2025 and 2024; (4) Consolidated Statements of Shareholders’ Equity for the three months ended April 30, 2025 and 2024; and (5) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*

This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

+	The exhibit to this agreement has been omitted pursuant to Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of such omitted exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: June 9, 2025
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chief Executive Officer (Principal Executive Officer)

Date: June 9, 2025
	By	/s/ James Snyder
James Snyder
Chief Financial Officer (Principal Financial Officer)