Form 10-Q
period 2025-07-31
CALAVO GROWERS INC
filed 2025-09-09
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

or

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

Registrant's number of shares of common stock outstanding as of August 31, 2025 was 17,853,323.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains statements relating to future events and results of Calavo Growers, Inc. and its consolidated subsidiaries (“Calavo,” the “Company,” “we,” “us” or “our”) that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks, uncertainties, and assumptions, are based on current expectations, and are not guarantees of future performance. If any of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied in the forward-looking statements.

All statements other than historical facts are forward-looking statements, including but not limited to:

●	Projections of revenue, gross profit, expenses, net sales, income/loss from unconsolidated entities, earnings per share, tax provisions, cash flows, and exchange rates;
●	The impact of acquisitions, equity investments, or other financial transactions;
●	Management’s plans and objectives for future operations, including restructuring and integration efforts;
●	Commentary on macroeconomic trends or global events and their potential impact on Calavo’s performance;
●	Updates on legal matters, investigations, or tax disputes;
●	Statements regarding potential impacts of changes in U.S. and foreign trade policy, including tariffs and quotas, on our sourcing, costs, pricing, and demand;
●	Statements regarding our cybersecurity risk management, planned enhancements to controls and documentation, and the potential impact of cyber incidents on operations, liquidity, or results;
●	Statements regarding working capital and liquidity, including the timing and magnitude of tariff prepayments and the timing of VAT/IVA (as each such term is defined below) refund collections in Mexico;
●	Statements regarding the timing and outcomes of legal and tax proceedings in Mexico, including the recovery of IVA receivables and the resolution of assessments by the Mexican Tax Administration Service (“SAT”), and the effects of related court rulings; and
●	Statements regarding potential changes in Mexico’s tax policies or enforcement actions and the expected effects on our operations, costs, tax positions, or liquidity.

The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” and similar expressions often indicate forward-looking statements.

Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to:

●	Our ability to successfully execute operating and restructuring initiatives;
●	The potential long-term effects of capital expenditure reductions;
●	Adverse weather impacting supply and costs;
●	Seasonal fluctuations;
●	Volatility in avocado and raw material prices (including packaging, paper, and fuel);
●	Risks related to enhanced regulatory scrutiny or inspection protocols, including detention holds by the U.S. Food and Drug Administration, which have resulted and could in the future result in shipment delays, incremental costs, or loss of product value;
●	Supply chain disruptions;
●	Risks from current or future acquisitions, including integration;
●	Data breaches or cybersecurity incidents;
●	Dependency on large customers and key personnel;
●	Labor availability and wage inflation;
●	Co-packer reliance and competitive pressures;
●	Product recalls or food safety issues;
●	Shifting consumer preferences and sustainability trends;
●	Environmental regulations and climate-related supply risk;
●	Global trade complexities, including restrictions, tariffs, and currency movements;
●	Exposure to unconsolidated entities and the volatility of our stock; and
●	The resolution of pending matters with the SAT and the risk of unfavorable legal or administrative outcomes.

Additional information about these and other risks is included in our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2024, and in our subsequent Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission.

Forward-looking statements are made as of the date of this report. We undertake no obligation to update or revise them, except as required by applicable securities laws.

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	July 31,	October 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$63,754	$57,031
Accounts receivable, net of allowances of $3,430 (2025) and $3,624 (2024)	41,467	41,909
Inventories	30,328	34,157
Prepaid expenses and other current assets	8,411	9,976
Advances to suppliers	14,216	14,570
Income taxes receivable	936	936
Total current assets	159,112	158,579
Property, plant, and equipment, net	50,603	54,200
Operating lease right-of-use assets	16,813	18,316
Investments in unconsolidated entities	2,602	2,424
Deferred income tax assets	7,473	7,473
Goodwill	10,211	10,211
Other assets	54,435	49,916
Total assets	$301,249	$301,119
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$31,849	$18,377
Trade accounts payable	9,772	8,742
Accrued expenses	10,459	28,149
Income tax payable	1,721	2,767
Other current liabilities	11,000	11,000
Current portion of operating leases	3,479	3,296
Current portion of finance leases	921	874
Total current liabilities	69,201	73,205
Long-term liabilities:
Long-term portion of operating leases	15,594	17,476
Long-term portion of finance leases	4,211	4,274
Other long-term liabilities	4,243	4,388
Total long-term liabilities	24,048	26,138
Commitments and contingencies (Note 6)
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,853 (2025) and 17,802 (2024) shares issued and outstanding)	18	18
Additional paid-in capital	178,803	177,973
Retained earnings	27,603	22,341
Total Calavo Growers, Inc shareholders' equity	206,424	200,332
Noncontrolling interest	1,576	1,444
Total shareholders' equity	208,000	201,776
Total liabilities and shareholders' equity	$301,249	$301,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALAVO GROWERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2025	2024	2025	2024

Net sales	$178,822	$179,596	$523,753	$491,585
Cost of sales	160,624	159,503	471,738	440,071
Gross profit	18,198	20,093	52,015	51,514
Selling, general and administrative	9,232	10,510	29,822	36,993
Expenses related to Mexican tax matters	307	225	858	810
Operating income	8,659	9,358	21,335	13,711
Foreign currency loss	(2,483)	(4,203)	(2,488)	(2,799)
Interest income	879	100	2,486	340
Interest expense	(199)	(833)	(616)	(2,619)
Other income, net	89	81	814	561
Income before income taxes and net income from unconsolidated entities	6,945	4,503	21,531	9,194
Income tax benefit (expense)	(1,807)	1,441	(5,598)	478
Net income (loss) from unconsolidated entities	(402)	(579)	178	(374)
Net income from continuing operations	4,736	5,365	16,111	9,298
Net loss from discontinued operations (Note 10)	—	(6,127)	—	(10,218)
Net income (loss)	4,736	(762)	16,111	(920)
Less: Net loss (income) attributable to noncontrolling interest	(22)	30	(132)	(17)
Net income (loss) attributable to Calavo Growers, Inc.	$4,714	$(732)	$15,979	$(937)

Calavo Growers, Inc.’s net income (loss) per share:
Basic
Continuing Operations	$0.26	$0.30	$0.90	$0.52
Discontinued Operations	$—	$(0.34)	$—	$(0.57)
Net income (loss) attributable to Calavo Growers, Inc	$0.26	$(0.04)	$0.90	$(0.05)

Diluted
Continuing Operations	$0.26	$0.30	$0.89	$0.52
Discontinued Operations	$—	$(0.34)	$—	$(0.57)
Net income (loss) attributable to Calavo Growers, Inc	$0.26	$(0.04)	$0.89	$(0.05)

Number of shares used in per share computation:
Basic	17,853	17,801	17,842	17,800
Diluted	17,899	17,842	17,893	17,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALAVO GROWERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended July 31,
	2025	2024

Cash Flows from Operating Activities:
Net income (loss)	$16,111	$(920)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,656	8,675
Non-cash operating lease expense	(196)	(1,739)
Net (income) loss from unconsolidated entities	(178)	374
Impairment of goodwill	—	9,280
Provision for uncollectible Mexican IVA taxes receivable	—	165
Stock-based compensation expense	878	1,834
Amortization of debt issuance costs	137	—
Gain on sale of Temecula packinghouse	(166)	(162)
(Gain) loss on disposal of property, plant, and equipment	(10)	56
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	442	(17,243)
Inventories	3,829	259
Prepaid expenses and other current assets	2,165	3,492
Advances to suppliers	(246)	2,456
Income taxes receivable/payable	(1,046)	(2,517)
Other assets	(4,656)	(748)
Payable to growers	13,472	11,588
Trade accounts payable, accrued expenses and other liabilities	(16,958)	(1,267)
Net cash provided by operating activities	19,234	13,583
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(1,066)	(2,519)
Net cash used in investing activities	(1,066)	(2,519)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(10,717)	(5,341)
Proceeds from revolving credit facility	—	95,733
Payments on revolving credit facility	—	(100,838)
Payments of minimum withholding taxes on net share settlement of equity awards	(48)	(625)
Payments on term loan	—	(445)
Payments on long-term obligations and finance leases	(680)	(1,274)
Net cash (used in) financing activities	(11,445)	(12,790)
Net increase (decrease) in cash, cash equivalents	6,723	(1,726)
Cash, cash equivalents, beginning of period	57,031	2,852
Cash, cash equivalents, end of period	$63,754	$1,126
Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$664	$640
Settlement of Agricola Belher infrastructure advance offset against payable to growers	$600	$600
Property, plant, and equipment included in trade accounts payable and accrued expenses	$319	$29

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALAVO GROWERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance, April 30, 2025	17,876	$18	$178,522	$26,465	$1,554	$206,559
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	(23)	—	—	—	—	—
Stock-based compensation expense	—	—	281	—	—	281
Dividend declared to shareholders (0.20 per share)	—	—	—	(3,576)	—	(3,576)
Payment of min. withholding of taxes on net share settlement of equity awards	—	—	—	—	—	—
Avocados de Jalisco noncontrolling interest	—	—	—	—	22	22
Net income attributable to Calavo Growers, Inc.	—	—	—	4,714	—	4,714
Balance, July 31, 2025	17,853	$18	$178,803	$27,603	$1,576	$208,000

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance, April 30, 2024	17,800	18	177,302	28,572	1,439	207,331
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	2	—	—	—	—	—
Stock compensation expense	—	—	388	—	—	388
Dividend declared to shareholders (0.10 per share)	—	—	—	(1,780)	—	(1,780)
Avocados de Jalisco noncontrolling interest	—	—	—	—	(30)	(30)
Net loss attributable to Calavo Growers, Inc.	—	—	—	(732)	—	(732)
Balance, July 31, 2024	17,802	$18	$177,690	$26,060	$1,409	$205,177

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance, October 31, 2024	17,802	$18	$177,973	$22,341	$1,444	$201,776
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	51	—	(48)	—	—	(48)
Stock-based compensation expense	—	—	878	—	—	878
Dividend declared to shareholders (0.20 per share)	—	—	—	(10,717)	—	(10,717)
Payment of min. withholding of taxes on net share settlement of equity awards	—	—	—	—	—	—
Avocados de Jalisco noncontrolling interest	—	—	—	—	132	132
Net income attributable to Calavo Growers, Inc.	—	—	—	15,979	—	15,979
Balance, July 31, 2025	17,853	$18	$178,803	$27,603	$1,576	$208,000

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance, October 31, 2023	17,761	$18	$176,481	$32,338	$1,392	$210,229
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	41	—	(625)	—	—	(625)
Stock-based compensation expense	—	—	1,834	—	—	1,834
Dividend declared to shareholders (0.10 per share)	—	—	—	(5,341)	—	(5,341)
Avocados de Jalisco noncontrolling interest	—	—	—	—	17	17
Net loss attributable to Calavo Growers, Inc.	—	—	—	(937)	—	(937)
Balance, July 31, 2024	17,802	$18	$177,690	$26,060	$1,409	$205,177

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Disaggregation of Income Statement Expenses,” which expands interim and annual requirements to include disclosure about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance will be effective for annual periods beginning after December 15, 2026, with either retrospective or prospective application. The ASU allows for early adoption of these requirements. The Company is currently evaluating the potential effect that this ASU will have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures”. This ASU amends Accounting Standards Codification (“ASC”) 740 to enhance the nature of disclosures for income taxes. Specifically, the ASU requires public business entities to disclose additional information in categories defined within the ASU within the reconciliation of the effective tax rate to the statutory rate for federal, state and foreign income taxes. Additionally, the ASU requires disclosure of taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes. ASU 2023-09 is effective for years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the potential effect that this ASU will have on its financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential effect that this ASU will have on its financial statement disclosures.

2. Information regarding our operations in different segments

During the first quarter of fiscal 2025, we changed the name of our ‘Grown’ reportable segment to ‘Fresh’ to more accurately represent the segment’s business activities. This change in title does not affect the segment’s composition, financial results, or how we assess performance internally. We report our operations in two different business segments: Fresh and Prepared. The Fresh segment consists of fresh avocados, tomatoes and papayas. The Prepared segment comprises all our guacamole products sold at retail and food service as well as avocado pulp sold to foodservice. These two business segments are presented based on how information is used by our Chief Executive Officer to measure performance and allocate resources. Selling, general and administrative expenses, as well as other non-operating income/expense items, are evaluated by our Chief Executive Officer in the aggregate. We do not allocate assets, or specifically identify them, to our operating segments. The sales data in the following tables is presented in thousands:

	Three months ended July 31, 2025			Three months ended July 31, 2024
	Fresh	Prepared	Total	Fresh	Prepared	Total

Avocados	$147,344	$—	$147,344	$151,814	$—	$151,814
Tomatoes	5,846	—	5,846	9,874	—	9,874
Papayas	3,085	—	3,085	2,268	—	2,268
Other fresh income	24	—	24	24	—	24
Guacamole	—	24,254	24,254	—	18,388	18,388
Total gross sales	156,299	24,254	180,553	163,980	18,388	182,368
Less: sales allowances	(448)	(1,283)	(1,731)	(762)	(2,010)	(2,772)
Net sales	$155,851	$22,971	$178,822	$163,218	$16,378	$179,596

	Nine months ended July 31, 2025			Nine months ended July 31, 2024

	Fresh	Prepared	Total	Fresh	Prepared	Total

Avocados	$431,864	$—	$431,864	$387,500	$—	$387,500
Tomatoes	30,844	—	30,844	49,226	—	49,226
Papayas	9,209	—	9,209	8,200	—	8,200
Other fresh income	64	—	64	72	—	72
Guacamole	—	57,395	57,395	—	54,107	54,107
Total gross sales	471,981	57,395	529,376	444,998	54,107	499,105
Less sales allowances	(1,674)	(3,949)	(5,623)	(1,999)	(5,521)	(7,520)
Net sales	$470,307	$53,446	$523,753	$442,999	$48,586	$491,585

	Fresh	Prepared	Total

	(All amounts are presented in thousands)
Three months ended July 31, 2025
Net sales	$155,851	$22,971	$178,822
Cost of sales	143,424	17,200	160,624
Gross profit	$12,427	$5,771	$18,198

Three months ended July 31, 2024
Net sales	$163,218	$16,378	$179,596
Cost of sales	145,043	14,460	159,503
Gross profit	$18,175	$1,918	$20,093

	Fresh	Prepared	Total

	(All amounts are presented in thousands)
Nine months ended July 31, 2025
Net sales	$470,307	$53,446	$523,753
Cost of sales	431,690	40,048	471,738
Gross profit	$38,617	$13,398	$52,015

Nine months ended July 31, 2024
Net sales	$442,999	$48,586	$491,585
Cost of sales	402,041	38,030	440,071
Gross profit	$40,958	$10,556	$51,514

For the three months ended July 31, 2025, intercompany sales and cost of sales of $0.1 million between Fresh products and Prepared products were eliminated. For the nine months ended July 31, 2025 and 2024, intercompany sales and cost of sales of $0.8 million and $0.6 million between Fresh products and Prepared products were eliminated.

Sales to customers outside the U.S. were approximately $17.2 million and $11.9 million for the three months ended July 31, 2025, and 2024. Sales to customers outside the U.S. were approximately $42 million and $35.7 million for the nine months ended July 31, 2025 and 2024.

The net carrying value of long-lived assets attributed to geographic areas as of July 31, 2025, and October 31, 2024, are as follows (in thousands):

	United States	Mexico	Consolidated
July 31, 2025	$22,684	$27,919	$50,603
October 31, 2024	$24,531	$29,669	$54,200

3.	Inventories

Inventories consist of the following (in thousands):

	July 31,	October 31,
	2025	2024

Fresh fruit	$16,233	$20,002
Packing supplies and ingredients	6,932	6,936
Finished prepared foods	7,163	7,219
Total	$30,328	$34,157

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write downs of inventory based on our assessment of market conditions. Inventory includes reserves of $2.6 million in slow moving inventories and amounts estimated not to be sold as of July 31, 2025 and $0.4 million as of October 31, 2024. The increase in reserves at July 31, 2025 reflects higher slow-moving inventories and market-related factors in the third quarter, including the temporary detention hold on certain avocados from Mexico by the U.S. Food and Drug Administration (the “FDA”), which led to inventory write-downs on fruit diverted or sold at distressed prices. See Note 6 for additional information regarding this temporary FDA detention hold and the impacts thereof.

4.	Related party transactions

Board of Directors & Chief Executive Officer

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter into with other growers. For the three and nine months ended July 31, 2025, the amount of avocados procured from entities owned or controlled by members of our Board of Directors was $2.7 million and $4.3 million. For the three and nine months ended July 31, 2024, the aggregate amount of avocados procured from entities owned or controlled by members of our Board of Directors was $1.9 million and $2.2 million. As of July 31, 2025, we had less than $0.1 million in outstanding payables to these Board members. We did not have any amounts payable to the entities owned or controlled by these Board members as of October 31, 2024.

For the three and nine months ended July 31, 2025, we procured $2.5 million and $6 million of avocados from entities affiliated with our Chief Executive Officer. For the three and nine months ended July 31, 2024, we procured $3.3 million and $4.7 million of avocados from entities affiliated with our Chief Executive Officer. As of July 31, 2025, we had $0.7 million in outstanding payables to entities affiliated with our Chief Executive Officer. There were no outstanding payables to entities affiliated with our Chief Executive Officer as of October 31, 2024.

Agricola Don Memo, S.A. de C.V. (“Don Memo”)

Calavo and Agricola Belher (“Belher”) each have an equal one-half ownership interest in Don Memo. Pursuant to a management service agreement, Belher, through its officers and employees, has day-to-day power and authority to manage the operations of Don Memo.

As of July 31, 2025, and October 31, 2024, we had investments of $2.6 million and $2.4 million, respectively, representing Calavo’s 50% ownership in Don Memo, which was included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. For the three months ended July 31, 2025 and 2024, we advanced $1.6 million and $0 of preseason advances to Don Memo. For the nine months ended July 31, 2025 and 2024, we advanced $4.5 million and $4.5 million of preseason advances to Don Memo. As of July 31, 2025 and October 31, 2024, we had outstanding advances of $8.2 million and $7.7 million to Don Memo. In October 2020, we entered into an infrastructure loan agreement with Don Memo for up to $2.4 million secured by certain property and equipment of Don Memo. This infrastructure loan accrues interest at 7.25%. The total outstanding infrastructure loan balance both at July 31, 2025 and at October 31, 2024, was $1.6 million which is included in prepaids and other current assets. During the three months ended July 31, 2025 and 2024, we incurred $2.2 million and $3.3 million of cost of sales to Don Memo. During the nine months ended July 31, 2025 and 2024, we incurred $10.6 million and $10.6 million of cost of sales to Don Memo pursuant to our purchase consignment agreement.

Belher

We make advances to Belher for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. For the three months ended July 31, 2025, we advanced $3.8 million of preseason advances to Behler. For the nine months ended July 31, 2025, we advanced $3.9 million of preseason advances to Belher. For the three and nine months ended July 31, 2024, we advanced $2.5 million and $3.5 million of preseason advances to Belher. We had grower advances due from Belher totaling $4.3 million as of July 31, 2025 and $5.1 million as of October 31, 2024, which are recorded as advances to suppliers. In July 2021, we made a bridge loan of $3.5 million to Belher. This loan is secured by certain farmland in Mexico and accrues interest at 10%. As part of this loan agreement, we can withhold payments on both the infrastructure advances and the bridge loan by netting these amounts against the grower payable due to Belher. As of July 31, 2025, the bridge loan balance of $0.5 million was recorded in prepaid expenses and other current assets. At October 31, 2024, the bridge loan balance was $1.1 million, consisting of $0.6 million in prepaid expenses and other current assets and $0.5 million in other assets. During the three months ended July 31, 2025 and 2024, we incurred $2.9 million and $4.1 million of cost of sales to Belher pursuant to our purchase consignment agreement. During the nine months ended July 31, 2025 and 2024, we incurred $16 million and $29.1 million of cost of sales to Belher pursuant to our purchase consignment agreement.

Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”)

In August 2015, we entered into a Shareholder’s Agreement with various Mexican partners and created Avocados de Jalisco. Avocados de Jalisco is a Mexican corporation created to engage in procuring, packing and selling avocados. As of July 31, 2025, this entity was approximately 83% owned by Calavo and was consolidated in our interim financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico, which began operations in June of 2017. During the three months ended July 31, 2025 and 2024, we purchased approximately $1.2 million and $3.5 million of avocados from the partners of Avocado de Jalisco. During the nine months ended July 31, 2025 and 2024 we purchased approximately $3 million and $7.1 million of avocados from the partners of Avocados de Jalisco.

5.	Other assets

Other assets consist of the following (in thousands):

	July 31,	October 31,
	2025	2024
Mexican IVA (i.e., value-added) taxes receivable, net (see Note 9)	$53,854	$48,739
Infrastructure advances	—	467
Other	581	710
Total	$54,435	$49,916

6.	Other events

Dividends

On January 31, 2025, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million, to shareholders of record on January 10, 2025. On April 29, 2025, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million to shareholders of record on April 1, 2025. On July 28, 2025, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million, to shareholders of record on June 30, 2025. The Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on October 31, 2025, to shareholders of record on September 30, 2025.

Regulatory matters

In July 2025, the FDA placed Calavo de México (“CDM”), our wholly owned subsidiary, on a Red List Detention Hold after trace levels of Imazalil (not approved for avocados) were detected in a single line item. All subsequent third-party tests were clean. During the third quarter of fiscal 2025, the hold resulted in third-party inspection and testing costs, incremental logistics/handling costs, and inventory write-downs on fruit diverted or sold at distressed prices, with an estimated incremental cost of approximately $4.2 million recorded in cost of sales. This FDA matter was fully resolved in September 2025.

During our fourth quarter of 2025, we submitted an insurance claim seeking recovery of costs associated with the FDA detention hold described above.  The claim remains under review, and while we are pursuing recovery and believe it is achievable, as of the date of this report we have not yet obtained sufficient information to conclude that recovery of recognized losses is probable under applicable accounting guidance.  Accordingly, no insurance receivable has been recorded.  We will recognize any recovery up to the amount of recognized losses when realization becomes probable, and will recognize any amounts in excess of recognized losses, if any, when realized.

Litigation

From time to time, we are involved in litigation arising in the ordinary course of our business that we do not believe will have a material impact on our financial position, results of operations, or cash flows.

Compliance matters

On September 2, 2025, the U.S. Department of Justice officially notified us that it has closed its Foreign Corrupt Practices Act (“FCPA”) inquiry related to our operations in Mexico.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes numerous provisions that affect corporate taxation, including changes to bonus depreciation, the expensing of domestic research costs, and modifications to certain U.S. international tax rules. The company has analyzed the impacts of the OBBBA and reflected them in the current period. These impacts do not have a material effect on the tax rate for the three and nine months ended July 31, 2025. The majority of the tax law changes will take effect in future years.

Mexico tax audits

We conduct business both domestically and internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions. Accordingly, in the normal course of business, we are subject to examination by tax authorities, primarily in Mexico and the United States.

2013 Assessment

In January 2017, CDM received preliminary observations from the Servicio de Administración Tributaria in Mexico (the “SAT”) related to an audit for fiscal year 2013 outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and Value Added Taxes (“VAT”). We provided a written rebuttal to these preliminary observations during our third fiscal quarter of 2017.

In January 2018, the SAT’s local office in Uruapan issued to CDM a final tax assessment (the “2013 Assessment”) totaling approximately 2.6 billion Mexican pesos (which includes annual adjustments for inflation, and equals approximately $138.7 million USD at July 31, 2025) related to income tax, flat rate business tax, value added tax and fines, related to this fiscal 2013 tax audit.  This amount has been adjusted for inflation as of July 31, 2025 to the amount of 3 billion Mexican pesos (approximately $160 million USD).  Additionally, the tax authorities have determined that we owe our employees profit-sharing liability, totaling approximately 118 million Mexican pesos (approximately $6.3 million USD at July 31, 2025). In August 2018, we filed an Administrative Appeal on the 2013 Assessment, appealing our case to the SAT’s central legal department in Michoacan.

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

On August 20, 2021 CDM filed a Nullity Trial (the “Nullity Trial”) with the Federal Tax Court in Mexico, which among other things, strongly contends that the notifications made by the SAT to CDM and its designated advisors of the resolution of the Administrative Appeal in March 2021 were not legally communicated. In addition, the Nullity Trial asserts the same matters central to the Reconsideration, as described above, as wrongly concluded in the resolution of the Administrative Appeal.

On October 13, 2023, the Company filed an extension of the Nullity Trial filed on August 20, 2021, as a result of the response to the lawsuit filed by the tax authority, pointing out that the tax authority’s resolution is unlawful due to improper substantiation and motivation, because of the following:

●	The QR Code does not allow the Company to verify the veracity of the document, and
●	The notification of the tax assessment was not sent to the phone number indicated by the Company, when the tax authority was obliged to do so, among others.

On November 14, 2023, the Federal Tax Court acknowledged the admission of the extension to the lawsuit. Additionally, in November 2024, the Administrative Reconsideration and related Injunction action were finalized. The tax authority determined that the filing of the Administrative Reconsideration was not legally viable, citing the existence of a concurrent legal remedy—the Nullity Trial. Furthermore, the SAT noted a presumption that the Nullity Trial was filed within the required timeframe, as evidenced by its admission by the Federal Tax Court.

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

We believe that this provision remains appropriate as of July 31, 2025 based on our cumulative probability analysis. We incurred $0.3 million and $0.9 million of related professional fees for the three and nine months ended July 31, 2025 which have been recorded in Expenses related to Mexican Tax matters on the consolidated statements of operations.

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

As of July 31, 2025, we had not experienced any changes related to this contingency, and there were no new developments affecting its likelihood or potential financial impact. We continue to assess this obligation, but do not believe it is probable that we will be required to fulfill any obligations under these leases.

7.	Noncontrolling interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands):

	Three months ended July 31,
Avocados de Jalisco noncontrolling interest	2025	2024

Noncontrolling interest, beginning	$1,554	$1,439
Net income (loss) attributable to noncontrolling interest of Avocados de Jalisco	22	(30)
Noncontrolling interest, ending	$1,576	$1,409

	Nine months ended July 31,
Avocados de Jalisco noncontrolling interest	2025	2024

Noncontrolling interest, beginning	$1,444	$1,392
Net income attributable to noncontrolling interest of Avocados de Jalisco	132	17
Noncontrolling interest, ending	$1,576	$1,409

8.	Earnings per share

Basic and diluted net income (loss) per share is calculated as follows (data in thousands, except per share data):

	Three months ended July 31,
	2025	2024
Numerator:
Net income from continuing operations	$4,736	$5,365
Less: Net (income) loss attributable to noncontrolling interest	(22)	30
Net income from continuing operations attributable to Calavo Growers, Inc.	4,714	5,395
Net loss from discontinued operations (Note 10)	—	(6,127)
Net income (loss) attributable to Calavo Growers, Inc.	$4,714	$(732)

Denominator:
Weighted average shares - Basic	17,853	17,801
Effect on dilutive securities – Restricted stock/units/options	46	41
Weighted average shares - Diluted	17,899	17,842

Net income from continuing operations
Basic	$0.26	$0.30
Diluted	$0.26	$0.30

Net loss from discontinued operations (Note 10)
Basic	$—	$(0.34)
Diluted	$—	$(0.34)

Net income (loss) per share attributable to Calavo Growers, Inc:
Basic	$0.26	$(0.04)
Diluted	$0.26	$(0.04)

	Nine months ended July 31,
	2025	2024
Numerator:
Net income from continuing operations	$16,111	$9,298
Less: Net income attributable to noncontrolling interest	(132)	(17)
Net income from continuing operations attributable to Calavo Growers, Inc.	15,979	9,281
Net loss from discontinued operations (Note 10)	—	(10,218)
Net income (loss) attributable to Calavo Growers, Inc.	$15,979	$(937)

Denominator:
Weighted average shares - Basic	17,842	17,800
Effect on dilutive securities – Restricted stock/units/options	51	48
Weighted average shares - Diluted	17,893	17,848

Net income from continuing operations
Basic	$0.90	$0.52
Diluted	$0.89	$0.52

Net loss from discontinued operations (Note 10)
Basic	$—	$(0.57)
Diluted	$—	$(0.57)

Net income (loss) per share attributable to Calavo Growers, Inc:
Basic	$0.90	$(0.05)
Diluted	$0.89	$(0.05)

9.	Mexican IVA taxes receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (“IVA”) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into VAT amounts recoverable from the Mexican government.

As of July 31, 2025 and October 31, 2024, CDM VAT receivables, net of our estimated provision for uncollectable amounts, totaled $53.9 million (1.0 billion Mexican pesos) and $48.7 million (976.0 million Mexican pesos). Historically, CDM received VAT refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2025, the tax authorities began objecting to refund requests and supporting documentation that had previously been deemed acceptable to process a refund. Additionally, they are also contesting the refunds requested attributable to VAT paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of VAT claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or other legal means.

During the first quarter of fiscal 2017, the tax authorities informed us that their internal opinion, based on the information provided by the local SAT office, considers that CDM was not properly documented relative to its declared tax structure and therefore CDM could not claim the refundable VAT balance. CDM has strong arguments and supporting documentation to sustain its declared tax structure for VAT and income tax purposes. CDM started an Administrative Appeal for the VAT related to the refund requests for the months of July, August and September of 2015 (the “2015 Appeal”) in order to assert its argument that CDM is properly documented and to therefore change the SAT’s internal assessment. In August 2018, we received a favorable ruling from the SAT’s Legal Administration in Michoacan on the 2015 Appeal indicating that they believe CDM’s legal interpretation of its declared tax structure is indeed accurate. While favorable on this central matter of CDM’s declared tax structure, the ruling, however, still does not recognize the taxpayer’s right to a full refund for the VAT related to the months of July, August and September 2015. Therefore, in October 2018, CDM filed a substance-over-form Annulment Suit in the Federal Tax Court to recover its full refund for VAT over the subject period.

In April 2022, the Chamber specializing in exclusive resolution of the substantial matters belonging to the Federal Tax Court issued the ruling for the months of July, August and September 2015 through which it was declared that the following resolutions were resolved:

●	It is recognized that CDM operates as a maquila under the authorization of the Ministry of Finance.
●	It is recognized that all bank deposits corresponding to the purchase of avocados on behalf of Calavo are subject to the maquila program and it is not accruable income for purposes of Income Tax nor activities subject to VAT.
●	It is recognized that VAT is recoverable, since CDM demonstrated the existence of operations carried under the maquila services.
●	It is resolved that certain VAT amounts attributed to the purchase of certain packing materials are not recoverable as CDM was not the buyer on record and therefore did not pay for the materials, which approximated 6.9 million Mexican pesos (approximately $0.4 million USD).

We believe that our operations in Mexico are properly documented, and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding VAT amounts. With assistance from our internationally recognized tax advisory firm, as of July 31, 2025, CDM filed Administrative Appeals for months for which VAT refunds have been denied by the SAT, and will continue filing such appeals for any months for which refunds are denied in the future. Therefore, we believe it is probable that the Mexican tax authorities will ultimately authorize the refund of the remaining VAT amounts.

During the second quarter of fiscal 2025, the SAT refunded 36.7 million Mexican pesos in VAT (approximately $1.9 million USD), including inflationary adjustments, relating to claims for March, April, and November 2019. These refunds were secured directly from the tax authority rather than through the court system.

Recent legal development

In August 2025, the Fifth Collegiate Circuit Court issued a ruling recognizing CDM as a maquila and directing the SAT to refund IVA balances for January through June 2013. We believe this decision provides important judicial confirmation of CDM’s maquila status, which strengthens our position to recover outstanding IVA receivables and also reinforces our defense in the 2013 Assessment described in Note 6. In August 2025, the SAT appealed this decision to the Mexican Supreme Court. We will continue to pursue collection of IVA refunds through administrative processes and, where necessary, legal remedies.

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

The following table summarizes the results of operations of the Fresh Cut business that are being reported as discontinued operations (in thousands):

	Three months ended	Nine months ended
	July 31,	July 31,
	2024	2024

Net sales	$88,586	$258,958
Cost of sales	81,224	246,955
Gross profit	7,362	12,003
Selling, general and administrative	4,193	12,896
Impairment of goodwill	9,280	9,280
Operating loss	(6,111)	(10,173)
Interest expense	(23)	(77)
Other income, net	7	32
Loss from discontinued operations before income taxes and gain on sale	(6,127)	(10,218)
Income tax benefit	—	—
Net loss from discontinued operations	$(6,127)	$(10,218)

Select cash flow information related to the Fresh Cut business follows (in thousands):

Nine months ended
July 31,
2024

Net cash used in operating activities	$(7,071)
Net cash used in investing activities	$(355)

11.Sale of Fresh Cut Business

Fresh Cut Business -- Asset Purchase Agreement and Purchase and Sale Agreement

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

Amendment to Credit Agreement

On August 15, 2024, we entered into a First Amendment to Credit Agreement and Consent (as amended, the “Credit Agreement”) with Wells Fargo Bank, National Association, as agent and lender (“Agent”), whereby (i) the Credit Agreement was amended to reduce the revolving commitments thereunder from $90,000,000 to $75,000,000, among other minor adjustments to align the borrowing base with our current asset base excluding the Fresh Cut business (which was sold on August 15, 2024), and (ii) we obtained consent from Agent for entry into the Asset Purchase Agreement and Purchase and Sale Agreement with respect to the sale of the Fresh Cut business.

12. Subsequent Events

We have evaluated subsequent events through September 9, 2025, the date these interim financial statements were issued.

In August 2025, the Fifth Collegiate Circuit Court issued a ruling recognizing CDM as a maquila and directing the SAT to refund IVA balances for January through June 2013, as further described in Note 9.

The Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on October 31, 2025, to shareholders of record on September 30, 2025.

We have determined that, other than the ruling of the Fifth Collegiate Circuit Court and the dividend declaration noted above, no other material subsequent events have occurred that would require disclosure or adjustment to these interim financial statements.

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

Recent Developments

Dividends

On July 28, 2025, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million to shareholders of record as of June 30, 2025. The Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on October 31, 2025, to shareholders of record on September 30, 2025.

Compliance Matters

On September 2, 2025, the U.S. Department of Justice officially notified us that it has closed its Foreign Corrupt Practices Act (“FCPA”) inquiry related to our operations in Mexico.

From time to time, we are involved in litigation arising in the ordinary course of our business that we do not believe will have a material impact on our financial position, results of operations, or cash flows.

Mexican Tax Issues

During the second quarter of fiscal 2025, the SAT refunded 36.7 million Mexican pesos in VAT (approximately $1.9 million USD), including inflationary adjustments, relating to refund claims for March, April, and November 2019. These refunds were secured directly from the tax authority rather than through the court system and provide positive momentum as we continue working to recover additional outstanding balances. Management views these outcomes as a sign of progress in our broader tax strategy and of improved engagement with the SAT.

In August 2025, the Fifth Collegiate Circuit Court issued a ruling recognizing Calavo de México (“CDM”) as a maquila and directing the SAT to refund IVA balances for January through June 2013. Management believes this decision provides important judicial confirmation of CDM’s maquila status, strengthens our position to recover outstanding IVA receivables, and bolsters our defense in the 2013 Assessment described in Note 6 to the consolidated financial statements. In August 2025, the SAT appealed this decision to the Mexican Supreme Court. We will continue to pursue collection of IVA refunds through administrative processes and, where necessary, legal remedies.

Market Trends and Uncertainties

We continue to be impacted by macroeconomic challenges, including inflationary pressures and shifts in trade policies, which have affected our operations in the past and may continue to do so in the future. These challenges drive cost fluctuations in key areas such as fruit procurement, labor, corrugated and plastic packaging, and overall operating expenses. To manage these pressures, we implement various strategies, including adjusting selling prices and optimizing global sourcing strategies. We anticipate that inflationary and other cost pressures will persist in the remainder of fiscal 2025 and there is no assurance that we will be able to fully offset these cost increases.

In July 2025, the U.S. Food and Drug Administration (the “FDA”) placed our CDM facility on a detention hold after trace levels of Imazalil were detected in a single shipment of conventional avocados. All subsequent third-party tests were clean, and the hold was lifted in September 2025. While this was the first such event in our Mexican operations since they began in 1998, the detention hold caused incremental third-party inspection and testing costs, incremental logistics/handling costs, and inventory write-downs on fruit diverted or sold at distressed prices. Regulatory actions of this type, if repeated, could continue to disrupt our supply chain, increase costs, and adversely impact our operating results.

During our fourth quarter of 2025, we submitted an insurance claim seeking recovery of costs associated with the FDA detention hold described above.  The claim remains under review, and while we are pursuing recovery and believe it is achievable, as of the date of this report we have not yet obtained sufficient information to conclude that recovery of recognized losses is probable under applicable accounting guidance.  Accordingly, no insurance receivable has been recorded.  We will recognize any recovery up to the amount of recognized losses when realization becomes probable, and will recognize any amounts in excess of recognized losses, if any, when realized.

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

At present, it remains uncertain whether, and to what extent, any of the proposed tariffs or duties will apply to the fresh fruit and prepared products we import from Mexico. Given that a substantial portion of our produce originates there, new or increased trade barriers could raise our input costs. If we cannot pass along these extra costs to customers, renegotiate grower pricing, alter sourcing patterns, or implement other mitigation strategies, then our margins, operating results, and cash flows could be materially adversely affected.

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

The U.S. Department of Commerce also terminated the U.S.–Mexico Tomato Suspension Agreement (“TSA”) on July 14, 2025. Such termination automatically imposes a 17 percent anti-dumping duty on Mexican tomatoes. Industry groups such as the Texas International Produce Association warned that ending the TSA could sharply raise tomato prices, disrupt national supply chains, and threaten roughly 46,900 U.S. jobs tied to $3.1 billion in annual Mexican tomato imports. Because we source and distribute significant volumes of tomatoes, any resulting supply shortages or cost increases could materially adversely affect our sales volumes and customer relationships.

For additional information, see the risk factor entitled “Tariffs on Imported Goods Could Materially Impact Our Business, Financial Condition, and Results of Operations” in Part II, Item 1A. Risk Factors, in our Quarterly Report on Form 10-Q filed on March 12, 2025.

Supply Chain Disruptions

During our first fiscal quarter of 2025, one of our Mexican packinghouses temporarily paused its operations due to the detection of a small number of avocado weevils in a pre-production area. After completing remedial measures, including those described below, the affected packinghouse was re-certified by the relevant authorities and resumed normal operations. During our second fiscal quarter of 2025, we implemented enhanced monitoring protocols in our pre-production areas, which have effectively prevented any further avocado weevil outbreaks. A severe outbreak of the avocado weevil in the future, however, could result in reduced avocado supply and higher procurement costs, impacting our ability to meet consumer demand and maintain product quality standards. Any sustained disruption caused by this pest could materially and adversely affect our business, financial condition, and results of operations.

Regulatory responses, such as quarantine measures or restrictions on avocado imports from affected regions, could further disrupt our supply chain, limit our sourcing options, and reduce the volume of avocados available for sale. The implementation of such measures, whether in response to pests or other phytosanitary or chemical compliance issues, may also continue to increase logistical complexities, delay shipments, and introduce additional compliance costs.

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

There have been no material changes in our critical accounting estimates during the three and nine months ended July 31, 2025, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2024.

Results of Operations

Net Sales

The following table summarizes our net sales by business segment for each of the three and nine months ended July 31, 2025 and 2024 (dollar amounts in thousands):

	Three months ended July 31,			Nine months ended July 31,
	2025	Change	2024	2025	Change	2024
Net sales:
Fresh	$155,851	(5)%	$163,218	$470,307	6%	$442,999
Prepared	22,971	40%	16,378	53,446	10%	48,586
Total net sales	$178,822	(0)%	$179,596	$523,753	7%	$491,585

As a percentage of sales:
Fresh	87%		91%	90%		90%
Prepared	13%		9%	10%		10%
	100.0%		100.0%	100.0%		100.0%

Summary

Net sales for the three months ended July 31, 2025, decreased by $0.8 million, or less than 1%, compared to the same period in fiscal 2024, reaching $178.8 million. This stability was driven primarily by a 2% increase in price per avocado carton, partially offset by a 5% decrease in avocado carton volume, while Prepared segment sales increased by 40% year-over-year due primarily to increased sales volumes. Net sales for the nine months ended July 31, 2025, compared to the corresponding period in fiscal 2024, increased by $32.2 million, or approximately 7%. This growth was driven by a 6% increase in Fresh segment sales, primarily due to higher avocado pricing, partially offset by a decline in carton volume, while Prepared segment sales increased by 10% year-over-year due primarily to increases in sales volumes, while average selling prices remained steady.

We remain focused on expanding grower partnerships and strengthening relationships with retail and foodservice customers to support long-term net sales growth across both segments. Our Fresh and Prepared businesses are subject to seasonal trends, which may impact the volume and quality of raw materials sourced in any given quarter.

Fresh products

Third Quarter 2025 vs. Third Quarter 2024

Net sales for the Fresh segment decreased by approximately $7.4 million, or 5%, for the third quarter of fiscal 2025 compared to the same period in fiscal 2024. The decrease was primarily driven by lower avocado sales.

●	Avocado sales decreased by $4.3 million, or 3%, due to a 5% decline in carton volume, partially offset by a 2% increase in average selling price per carton. While average prices were higher year over year, sales were negatively impacted by a sharp sequential decline from the second quarter to the third quarter as industry supply from Mexico, California, and Peru converged at elevated levels. The period-over-period volume decline also reflects sourcing shifts by certain large retailers during the quarter.

●	Tomato sales decreased by $3.8 million, or 40%, primarily due to a 27% decline in carton volume and a 18% decrease in average selling price. The decline was primarily driven by the United States’ termination of the 2019 Tomato Suspension Agreement on July 14, 2025, which resulted in the imposition of an approximate 17% anti-dumping duty on most fresh tomatoes imported from Mexico.

Nine Months Ended July 31, 2025 vs. Nine Months Ended July 31, 2024

Net sales for the Fresh segment increased by approximately $27.3 million, or 6%, for the nine months ended July 31, 2025, compared to the corresponding period in fiscal 2024. The increase was primarily due to higher average avocado selling prices, partially offset by a decline in avocado and tomato sales.

●	Sales of avocados increased $44.6 million, or 12%, for the nine-month period, driven primarily by a 22% increase in average selling price per carton, partially offset by a 9% decline in volume. The majority of the volume decline occurred during the second quarter, though sequentially lower prices in the third quarter also reduced sales growth compared to the first half of fiscal 2025.

●	Sales of tomatoes decreased $18.3 million, or 37%, primarily due to a 34% decline in volume and a 6% decrease in average selling price per carton. The decline was concentrated in the second and third quarters, reflecting adverse weather and abundant domestic supply that reduced import demand in the third quarter of fiscal 2025.

Prepared products

Third Quarter 2025 vs. Third Quarter 2024

Net sales for the Prepared segment increased by $6.6 million, or 40%, for the three months ended July 31, 2025, compared to the same period in fiscal 2024. The increase was primarily driven by a 35% increase in pounds sold and a 3% increase in average selling price per pound. Growth reflected expanded sales to existing customers and meaningful new customer wins across retail and foodservice in both domestic and international markets. Net sales also benefited from an updated estimate of sales allowances, which increased revenue by approximately $0.5 million based on recent claims experience and customer mix. Our avocado squeeze pouch product contributed modestly to the quarter, supported by its extended shelf life and portion control format.

Nine Months Ended July 31, 2025 vs. Nine Months Ended July 31, 2024

Net sales for the Prepared segment increased by $4.9 million, or 10%, for the nine months ended July 31, 2025, compared to the same period in fiscal 2024.  The increase was primarily due to an 11% increase in pounds sold, partially offset by a 1% decrease in average selling price per pound.  In the third quarter, strong volume growth and customer program expansion more than offset earlier softness, with momentum driven by expanded sales to existing customers, new wins across retail and foodservice in both domestic and international markets, modestly higher pricing on certain products, lower fruit input costs, and improved operating efficiencies.  Our avocado squeeze pouch product also contributed modestly to year-to-date growth.  Based on recent trends, including the third-quarter ramp, we currently estimate Prepared segment sales of approximately $115 million in fiscal 2026, subject to demand, pricing, and execution.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three and nine months ended July 31, 2025, and 2024 (dollar amounts in thousands):

	Three months ended July 31,			Nine months ended July 31,
	2025	Change	2024	2025	Change	2024
Gross profit:
Fresh	$12,427	(32)%	$18,175	$38,617	(6)%	$40,958
Prepared	5,771	201%	1,918	13,398	27%	10,556
Total gross profit	$18,198	(9)%	$20,093	$52,015	1%	$51,514

Gross profit percentages:
Fresh	8%		11%	8%		9%
Prepared	25%		12%	25%		22%
Consolidated	10%		11%	10%		10%

Summary

Our cost of goods sold consists primarily of ingredient costs (including fruit and other food products), packing materials, freight and handling, labor, and overhead (including depreciation) associated with packing, distributing, and/or preparing food products, as well as other direct expenses related to products sold.

Gross profit decreased by approximately $1.9 million, or 9%, for the third quarter of fiscal 2025, compared to the corresponding period in fiscal 2024. The decline was primarily driven by approximately $4.2 million of discrete costs associated with the FDA detention hold on certain avocado imports from Mexico, where the fungicide was present on fruit purchased from a grower and is never applied in Calavo facilities, as well as lower volumes and pricing pressure in tomatoes due to abundant U.S. supply that reduced import demand.

Gross profit increased by $0.5 million, or 1%, for the nine months ended July 31, 2025, compared to the same period in fiscal 2024. Prepared segment gross profit rose by $2.8 million, or 27%, driven by an 11% increase in pounds sold, continued operating leverage, and lower fruit input costs. This improvement offset a $2.3 million, or 6%, decline in Fresh segment gross profit, which reflected lower avocado and tomato volumes and included approximately $4.2 million of discrete costs associated with the FDA detention hold on certain avocado imports from Mexico in the third quarter.

Fresh products

The decrease in Fresh products gross profit for the third quarter of fiscal 2025 was primarily driven by lower volumes for both avocados and tomatoes.

●	Avocado gross profit decreased, reflecting lower carton volumes and the impact of approximately $4.2 million of discrete costs associated with the FDA detention hold on certain avocado imports from Mexico in July 2025. The detention hold resulted in third-party inspection and testing costs, incremental logistics/handling costs, and inventory write-downs on fruit diverted or sold at distressed prices, which reduced per-carton profitability despite higher average selling prices year-over-year.

●	Tomato gross profit decreased, driven by a 27% decline in carton volume and lower average selling prices. Market conditions in the U.S. remained oversupplied during the quarter, which reduced demand for Mexican imports and pressured pricing.

The decrease in Fresh products gross profit for the nine months ended July 31, 2025, was primarily driven by lower avocado and tomato volumes along with regulatory costs such as third-party inspection and testing costs, incremental logistics/handling costs, and inventory write-downs on fruit diverted or sold at distressed prices related, to the FDA detention hold in the third quarter and a temporary tariff event in the second quarter.

●	Avocado gross profit decreased by $1.5 million, reflecting lower carton volumes and reduced per-carton profitability. Profitability was negatively impacted by the three-day tariff event described in our Quarterly Report on Form 10-Q for our fiscal quarter ended April 30, 2025 and by the costs associated with the FDA detention hold on certain avocado imports from Mexico in the third quarter.

●	Tomato gross profit decreased by $0.8 million, reflecting lower volume and modestly reduced average selling prices. The decline was concentrated in the second and third quarters: in the second quarter, adverse winter weather in key U.S. markets and strong domestic supply led to sales at or near contractual pricing floors and underutilization of fixed cost infrastructure; and in the third quarter, abundant domestic supply continued to limit import opportunities and weigh on pricing.

Prepared products

Gross profit per pound for guacamole products increased during the third quarter of fiscal 2025 compared to the same period last year, reflecting improved operational efficiency and stronger cost management. For the nine months ended July 31, 2025, Prepared segment gross profit increased 14.6% to $13.4 million, reflecting higher sales volumes, lower fruit input costs compared to the prior year, and improved operating efficiencies.

Selling, General and Administrative

	Three months ended July 31,			Nine months ended July 31,
	2025	Change	2024	2025	Change	2024

	(Dollars in thousands)			(Dollars in thousands)
Selling, general and administrative	$9,232	(12)%	$10,510	$29,822	(19)%	$36,993
Percentage of net sales	5%		6%	6%		8%

Selling, general, and administrative (SG&A) expenses totaled $9.2 million for the three months ended July 31, 2025. These expenses include marketing and advertising costs, sales expenses (including broker commissions), and other general and administrative costs.

SG&A expenses for the three months ended July 31, 2025 decreased by $1.3 million, or 12%, compared to the three months ended July 31, 2024. The decrease was driven by a $2.0 million reduction in professional and consulting fees, including lower FCPA-related legal expenses, partially offset by a $0.3 million increase in bonus expense.

SG&A expenses for the nine months ended July 31, 2025 decreased by $7.2 million, or 19%, compared to the prior year period. The decrease was driven by a $5.1 million reduction in professional and consulting fees, primarily related to lower legal costs (including reduced FCPA investigation-related legal expenses), a $1.7 million reduction in compensation expenses reflecting lower headcount and severance costs, and a $0.8 million decrease in stock-based compensation, mainly related to the Chief Executive Officer’s compensation structure.

Foreign currency loss

	Three months ended July 31,			Nine months ended July 31,
	2025	Change	2024	2025	Change	2024

	(Dollars in thousands)			(Dollars in thousands)
Foreign currency loss	$(2,483)	(41)%	$(4,203)	$(2,488)	(11)%	$(2,799)

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

Due to the change in the Mexican peso to the U.S. dollar exchange rates, foreign currency remeasurement losses, net of gains, for the three and nine months ended July 31, 2025, were $2.5 million. Net foreign currency remeasurement (losses), for the three and nine months ended July 31, 2024, were $(4.2) million and $(2.8) million.

Income (loss) from unconsolidated entities

	Three months ended July 31,			Nine months ended July 31,
	2025	Change	2024	2025	Change	2024

	(Dollars in thousands)			(Dollars in thousands)
Income (loss) from unconsolidated entities	$(402)	(31)%	$(579)	$178	(148)%	$(374)

Income (loss) from unconsolidated entities includes our participation in earnings or losses from our investments in Agricola Don Memo. For the three months ended July 31, 2025 and 2024 we realized losses of $0.4 million and $0.6 million from Agricola Don Memo. For the nine months ended July 31, 2025 and 2024 we realized income (loss) of $0.2 million and $(0.4) million from Agricola Don Memo.

Income tax benefit (expense)

	Three months ended July 31,			Nine months ended July 31,
	2025	Change	2024	2025	Change	2024

Income tax benefit (expense)	$(1,807)	(225)%	$1,441	$(5,598)	(1,271)%	$478
Effective tax rate	26%		(37)%	26%		(5)%

The effective tax rates for the three months ended July 31, 2025 and July 31, 2024 were 26% and (37)%. The effective tax rates for the nine months ended July 31, 2025 and July 31, 2024 were 26% and (5)%. The Company’s effective tax rate for the three and nine months ended July 31, 2025 differs from the U.S. federal statutory rate of 21% due to the U.S. state tax and foreign tax rate differential in Mexico. The Company’s effective tax rate for the three and nine months ended July 31, 2024 differs from the U.S. federal statutory rate of 21% due to valuation allowances on domestic deferred tax assets that were not more likely than not to be realized, and foreign exchange losses in Mexico.

Liquidity and Capital Resources

Cash provided in operating activities was $19.2 million for the nine months ended July 31, 2025, compared to cash provided by operating activities of $13.6 million for the corresponding period in fiscal 2024. Cash provided in operating activities for the nine months ended July 31, 2025 reflects primarily our net income of $16.1 million, combined with non-cash activities (depreciation and amortization, non-cash operating lease expense, stock-based compensation expense, income from unconsolidated entities, and loss on disposal of property, plant and equipment) of $6.1 million which was partially offset by a net effect of changes in operating assets and liabilities of $3.0 million.

Changes in operating assets and liabilities included a decrease in inventories of $3.8 million, a decrease in prepaid expenses and other current assets of $2.2 million, a net decrease in accounts payable, accrued expenses and other liabilities of $17.0 million, an increase in payable to growers of $13.5 million, and a decrease in income tax payable of $1.0 million, partially offset by a decrease in other assets of $4.7 million.

The decrease in our inventory as of July 31, 2025, compared to October 31, 2024, was primarily due to revaluations of the inventory on hand. The decrease in our prepaid and other current assets is primarily due to an increase in amortization of prepaid expenses, and the timing of rebate receipts. The increase in payable to growers is mostly due to an increase in farming activity of tomatoes as farming production for the spring/summer cycle (May-October) is scaling up.

Cash used in investing activities was $1.1 million for the nine months ended July 31, 2025, compared to cash used by investing activities of $2.5 million for the corresponding period in fiscal 2024. Cash used in investing activities relates principally to purchases of property, plant, and equipment.

Cash used in financing activities was $11.4 million for the nine months ended July 31, 2025, compared to cash used by financing activities of $12.8 million for the corresponding period in fiscal 2024. Cash used in financing activities relates principally to payments of $10.7 million in dividends, payments on long-term obligations of $0.7 million and the payment of minimum withholding of taxes on the net settling of shares of less than $0.1 million.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations, and amounts available for borrowing under our credit facility. Cash and cash equivalents as of July 31, 2025 and October 31, 2024, totaled $63.8 million and $57.0 million. Our working capital at July 31, 2025 was $89.9 million, compared to $85.4 million at October 31, 2024.

We believe that our cash balance, cash flows from operations, availability under our credit facility, and other sources will be sufficient to satisfy our future capital expenditures and commitments, grower recruitment efforts, working capital and other financing requirements for the foreseeable future.

On June 26, 2023, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as agent and lender (“Agent” or “Wells Fargo”). The Credit Agreement provided for a revolving credit facility (the “Revolving Loans”) of up to $90.0 million, along with a capex credit facility of up to $10.0 million (the “Term Loan”).

On August 15, 2024, we entered into a First Amendment to Credit Agreement and Consent with Wells Fargo whereby (i) the Credit Agreement was amended to reduce the revolving commitments thereunder from $90.0 million to $75.0 million, among other minor adjustments to align the borrowing base with our asset base excluding the Fresh Cut business (which was sold on August 15, 2024); and (ii) we obtained consent from Agent for entry into the Asset Purchase Agreement and Purchase and Sale Agreement with respect to the sale of the Fresh Cut business.

Borrowings of the Revolving Loans under the Credit Agreement are asset based and are subject to a borrowing base calculation that includes a certain percentage of eligible accounts receivable, inventory and equipment, less any reserves implemented by Agent in its permitted discretion, provided that the equipment-based portion of such borrowing base calculation reduces monthly according to scheduled amortization.

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

As of July 31, 2025, we were in compliance with the financial covenants in the Credit Agreement, as amended. As of July 31, 2025, approximately $50.5 million was available for borrowing, based on our borrowing base calculation discussed above.

The weighted-average interest rate under the credit facility was 8.0% at July 31, 2025.  Under the credit facility, there was less than $0.1 million outstanding related to the Revolving Loans and Term Loan as of July 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to Note 6 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information.

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

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the quarter ended July 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Supplemental Cybersecurity Governance and Program Update

The Company’s Board of Directors (the “Board”) currently provides direct oversight of cybersecurity risk. The Board is supported by directors with relevant experience in technology governance, cybersecurity oversight, and risk management, including director-level cybersecurity education and certifications.

Our ongoing evaluation against the NIST Cybersecurity Framework 2.0, expected to be completed in our fourth quarter 2025, indicates that our residual risk profile remains within acceptable parameters.

We have launched a systematic program enhancement initiative focused on elevating cybersecurity program maturity through structured documentation, policy refinement, and capability advancement. This twelve-month strategic effort will adapt dynamically to emerging threat landscapes and resource allocation priorities.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH#	Inline XBRL Schema Document

101.CAL#	Inline XBRL Calculation Linkbase Document

101.DEF#	Inline XBRL Definition Linkbase Document

101.LAB#	Inline XBRL Labels Linkbase Document

101.PRE#	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*

This certification is not deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

#

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended July 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets as of July 31, 2025 and October 31, 2024; (2) Consolidated Statements of Operations for the three and nine months ended July 31, 2025 and 2024; (3) Consolidated Statements of Cash Flows for the three and nine months ended July 31, 2025 and 2024; (4) Consolidated Statements of Shareholders’ Equity for the three and nine months ended July 31, 2025 and 2024; (5) Notes to Consolidated Financial Statements; and (6) the information included in Part II, Item 5(c).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calavo Growers, Inc.
(Registrant)

Date: September 9, 2025
	By	/s/ Lecil E. Cole
Lecil E. Cole
Chief Executive Officer (Principal Executive Officer)

Date: September 9, 2025
	By	/s/ James Snyder
James Snyder
Chief Financial Officer (Principal Financial Officer)