Form 10-K
period 2025-10-31
CALAVO GROWERS INC
filed 2026-01-14
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period fromto

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

Based on the closing price as reported on The Nasdaq Global Select Market, the aggregate market value of the registrant's common stock held by non-affiliates on April 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $0.5 billion. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's common stock as of January 6, 2026 was 17,874,079.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2026 Annual Meeting of Shareholders, which we intend to hold in late April, are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after October 31, 2025.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains statements relating to future events and results of Calavo Growers, Inc. and its consolidated subsidiaries (collectively, “Calavo,” “the Company,” “we,” “us” or “our”) that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks, uncertainties, and assumptions, are based on current expectations, and are not guarantees of future performance. If any of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied in the forward-looking statements.

All statements other than historical facts are forward-looking statements, including but not limited to:

●	Projections of financial performance and management’s plans and objectives for future operations, including restructuring and integration efforts;
●	The impact of acquisitions, equity investments, or other financial transactions;
●	Commentary on macroeconomic trends or global events and their potential impact on Calavo’s performance;
●	Updates on legal matters, investigations, or tax disputes;
●	Statements regarding potential impacts of changes in U.S. and foreign trade policy, including tariffs and quotas, on our sourcing, costs, pricing, and demand;
●	Statements regarding our cybersecurity risk management, planned enhancements to controls and documentation, and the potential impact of cyber incidents on operations, liquidity, or results;
●	Statements regarding working capital and liquidity, including the timing and magnitude of tariff prepayments and the timing of IVA (as defined in Item 1A. Risk Factors) refund collections in Mexico;
●	Statements regarding the timing and outcomes of legal and tax proceedings in Mexico, including the recovery of IVA receivables and the resolution of assessments by the Mexican Tax Administration Service (“SAT”), and the effects of related court rulings;
●	Statements regarding potential changes in Mexico’s tax policies or enforcement actions and the expected effects on our operations, costs, tax positions, or liquidity.
●	Statements regarding our evaluation of potential strategic alternatives, including possible sale or merger transactions, and the timing, outcome, or impacts of any such process.
●	Statements regarding leadership transitions and the expected impact of changes in senior management on our operations, strategy, or performance;
●	Statements regarding compliance with emerging climate-related disclosure requirements, including California Senate Bills 261 and 253, and their potential impact on our reporting processes, costs, or risk management practices;
●	Statements regarding potential changes in ownership interests or governance arrangements in joint ventures or grower-related entities, and the expected effects on our operations or financial results; and
●	Statements regarding the transactions contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement”) dated January 14, 2026, by and among Calavo, Mission Produce, Inc. (“Mission”) and certain subsidiaries of Mission.

The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” and similar expressions often indicate forward-looking statements.

Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to:

●	Our ability to successfully execute operating and restructuring initiatives;
●	The potential long-term effects of capital expenditure reductions;
●	Adverse weather impacting supply and costs;
●	Volatility in avocado and raw material prices (including packaging, paper, and fuel);
●	Risks related to enhanced regulatory scrutiny or inspection protocols, including detention holds by the U.S. Food and Drug Administration (“FDA”), which have resulted and could in the future result in shipment delays, incremental costs, or loss of product value;
●	Supply chain disruptions;
●	Risks from current or future acquisitions, including integration;
●	Data breaches or cybersecurity incidents;
●	Dependency on large customers and key personnel;
●	Labor availability and wage inflation;
●	Co-packer reliance and competitive pressures;
●	Product recalls or food safety issues;
●	Environmental regulations and climate-related supply risk;
●	Global trade complexities, including restrictions, tariffs, and currency movements;
●	Exposure to unconsolidated entities and the volatility of our stock;
●	The resolution of pending matters with the SAT and the risk of unfavorable legal or administrative outcomes;

●	Risks related to regulatory actions affecting imported produce, including renewed FDA inspection protocols, detention holds related to pesticide residues, and potential future disruptions to our imports;
●	Significant seasonal, short-term or unexpected fluctuations in avocado prices or crop yields that may materially affect quarterly results;
●	Risks related to our ability to effect the transactions contemplated by the Merger Agreement and the anticipated
●	benefits of the transactions contemplated by the Merger Agreement; and
●	The other risk factors described under Item 1A. Risk Factors of this Annual Report.

Forward-looking statements are made as of the date of this report. We undertake no obligation to update or revise them, except as required by applicable securities laws.

PART I

Item 1. Business

General Development of the Business

Calavo Growers, Inc. (“Calavo,” the “Company,” “we,” “us,” or “our”), is a global leader in sourcing, packing and distribution of fresh avocados, tomatoes, and papayas and processing of guacamole and other avocado products. Drawing on decades of expertise with fresh and prepared produce, we deliver a broad portfolio of products to retail grocers, club and mass-merchandise stores, foodservice operators, and wholesalers worldwide. We procure avocados from California, Mexico and other key growing regions. Across our operating facilities, we (i) sort, pack, ripen, and ship avocados, tomatoes, and Hawaiian-grown papayas, all of which we procure primarily from independent growers, and (ii) process and package fresh and frozen guacamole. Our products are distributed both domestically and internationally.

In the first quarter of fiscal 2025, we renamed our “Grown” reportable segment to “Fresh” to better reflect our activities; the change did not affect the segment’s composition, financial results, or internal performance metrics. We report results under two segments: Fresh and Prepared. The Fresh segment consists of fresh avocados, tomatoes and papayas. The Prepared segment consists of guacamole sold at retail and foodservice as well as avocado pulp sold to foodservice. See Note 10 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information about our business segments. Our principal executive offices are located at 1141-A Cummings Road, Santa Paula, California 93060; and our telephone number is (805) 525-1245.

Agreement and Plan of Merger with Mission Produce, Inc.

On January 14, 2026, we entered into the Merger Agreement, by and among, the Company, Mission, Cantaloupe Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of Mission (“Merger Sub I”), and Cantaloupe Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Mission (“Merger Sub II”) pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, among other things, Merger Sub I will merge with and into the Company, with the Company surviving the merger as the surviving corporation (the “First Merger”) and immediately following the First Merger, the Company will merge with and into Merger Sub II, with Merger Sub II surviving the merger as the surviving corporation (the “Second Merger” and together with the First Merger, the “Mergers”).

Subject to the terms and conditions of the Merger Agreement, at the date and time the First Merger becomes effective (the “First Effective Time”), each share of our common stock issued and outstanding immediately prior to the First Effective Time will be converted into and thereafter represent the right to receive $27.00 per share in consideration, consisting of (i) 0.9790 shares of common stock of Mission (the “Mission Shares”), subject to the right to receive cash in lieu of fractional Mission Shares, if any, into which such shares of our common stock have been converted and (ii) $14.85 in cash without interest.

The closing of the Mergers is subject to among other things, approval by our shareholders and Mission’s shareholders, as well as other customary closing conditions, including (i)(a) the expiration or termination of any waiting period or attainment of any clearance applicable to the consummation of the Mergers under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any commitment to, or agreement with, any governmental authority to delay the consummation of, or not to consummate before a certain date, the Mergers and (b) applicable under certain other antitrust and foreign investment laws shall have expired, been terminated or been obtained; (ii) the absence of any law or order prohibiting the consummation of the Mergers; (iii) the effectiveness of a Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) in connection with the transaction; and (iv) authorization for listing on Nasdaq of the shares of Mission’s common stock to be issued in connection with the First Merger. There can be no assurances that the Mergers will be successfully consummated or that the shareholders will recognize the benefits of the Mergers in the event the Mergers are consummated. For additional information regarding the risks and uncertainties related to the Merger Agreement and the Mergers, see “Risk Factors – Risk Related to the Proposed Mergers” in Item 1A. Risk Factors of this Form 10-K.

Fresh

Founded in 1924 to market California avocados, Calavo sources avocados from primarily independent growers in locations including California, Mexico, Peru, and Colombia, and distributes them to a diverse group of retail grocers, club and mass-merchandise stores, foodservice operators, and wholesalers. Products are sold under the Calavo family of brand labels, as well as private labels. Many of our customers seek a consistent, year-round supply from multiple sourcing locations, along with just-in-time deliveries tailored to their desired ripeness and a variety of packaging and display options. We believe these needs favor large handlers like us, who can leverage diverse sourcing relationships, value-added packaging and bagging capabilities, ripening assets, and a robust distribution infrastructure to serve large, nationwide accounts. Over time, we have built strong, long-term customer relationships that form a solid foundation for our business.

The Hass avocado is the predominant variety marketed globally. In California, growing regions extend from San Diego County to Monterey County, with most production concentrated within 100 miles north and south of Los Angeles County. California-grown Hass avocados are generally available from April through September, with peak production occurring from May through August.

In fiscal 2022, the United States Department of Agriculture (“USDA”) approved the export of Jalisco avocados to the United States. As such, we source fruit from both the Michoacán and Jalisco regions in Mexico. Mexico’s avocado harvest tends to be year-round, with Michoacán’s peak season running from September to June, while Jalisco’s peak season runs from June to January. We also source avocados from other key growing regions, including Peru and Colombia.

Fresh avocados have a limited storage life once picked from the tree, typically three to six weeks depending on factors such as fruit maturity, cultivation methods, and handling conditions throughout the distribution chain. This includes the use of controlled-atmosphere technologies during transport to preserve quality.

Avocados delivered to our packinghouses are graded, sized, packed, and cooled. The size and timing of the annual avocado crop significantly impact both our costs and the prices we receive for the fruit. To help manage this, our field personnel work closely with primarily independent growers and farm managers to develop harvest plans. Feedback from our field managers is shared with our sales department to help develop sales strategies for our direct sales force. Industry associations in Mexico employ crop estimators to provide an annual crop estimate. At least three updates to the annual crop estimate are executed throughout the crop year.

The process for purchasing avocados varies across sourcing regions. In California, growers receive daily field quotes, priced per pound, based on variety, size, and grade. These quotes are calculated by estimating expected sales prices, less anticipated costs and desired margins. Payments to California growers are settled monthly.

In Mexico, the crop typically produces three to four blooms per year. Prices are typically negotiated daily for most fruit harvested that day. Once a daily price is agreed upon, the fruit is harvested and delivered to one of our Mexican packinghouses. Final settlements, based on fruit size and quality, are completed approximately 14 to 21 days after harvest. We also source fruit directly from certified third-party Mexican packers (copackers) to balance inventory or fulfill priority sizes and grades. While this fruit usually is packed in Calavo branded cartons, all the fruit we source from third parties is packed at certified packinghouses to meet Calavo quality and food safety standards before being shipped to our facilities and customers.

Avocados sourced from Peru are primarily handled on a consignment basis. Payments to the exporter are generally calculated as net selling price, less charges for commission (generally a fixed rate per carton), prepaid logistics and distribution, import fees, tariffs (if any) and value-added service or alternatively at a flat, per carton rate.  Avocados from Colombia are primarily handled on a free on board Colombia basis, with price guidelines, strict quality specification and inspections upon arrival to the United States.

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

To help ensure the safety and quality of our avocados, we are subject to inspections by the USDA, the U.S. Food and Drug Administration (“FDA”), the Mexican Secretary of Agriculture, Secretariat of Agriculture and Rural Development (“SADER”), and other regulatory authorities.

We have developed a range of value-added programs designed to provide products and services that address our customers' diverse needs. Key programs include:

●	Value-Added Ripening: Retailers require avocados that meet strict quality and ripeness standards. Our nationwide ripening infrastructure—featuring advanced technology and an experienced handling workforce—positions us to effectively meet those demands. We believe ripened avocados help retailers satisfy consumer preferences and drive faster sales through their stores.

●	Value-Added Packaging: We have introduced innovative packaging and display techniques to attract consumers, especially impulse buyers. These include bagging avocados and strategically displaying them within produce sections. Research shows that consumers typically buy larger quantities when avocados are offered in bags rather than traditional bulk displays. We also believe bagged avocados deliver a strong value proposition, supporting higher sales for grocery stores.

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

Our Fresh business segment also markets and distributes other perishable food products, including tomatoes and papayas (“Other Fresh Products”). Tomatoes are primarily handled on a consignment basis, while papayas are managed through a pooling system, typically at a fixed fee per papaya delivered.

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

Our prepared avocado products are primarily produced at our facility in Uruapan, Mexico. This facility operates under a Hazard Analysis and Critical Control Points (“HACCP”)–based food safety system and maintains certifications benchmarked by the Global Food Safety Initiative (“GFSI”), which employ similar ultra-high-pressure processing technology to meet retail and foodservice demand.

In addition, we utilize third-party co-packers to supplement production as needed. These co-packers operate under HACCP-based food safety systems and maintain GFSI-benchmarked certifications consistent with globally recognized food safety programs.

Both our Fresh and Prepared segments foster strong customer relationships by delivering high-quality products, driving innovation, offering year-round availability through diverse sourcing relationships, and maintaining national distribution.

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

Our avocado business faces competition from both large multinational producers and distributors as well as regional and local growers and importers. Supply fluctuations, driven by seasonality, weather conditions and pests, among other geopolitical factors, can impact pricing and availability, particularly given the year-round demand for avocados. We believe our diverse sourcing regions, including California, Mexico, Peru, and Colombia, as well as our long-standing grower relationships and state-of-the-art ripening and packing facilities, provide a competitive advantage. The perishable nature of our products, combined with evolving regulatory oversight, particularly at the border, can also affect competitive dynamics, shipment timing, and product availability.

In the prepared avocado products segment, we face competition from local and international food processors offering both branded and private-label guacamole and avocado products. Consumer preferences, particularly for natural, preservative-free products, drive differentiation in this market. Our use of ultra-high pressure processing technology to deliver high-quality, preservative-free guacamole with extended shelf life helps position us as a leader in this market. Additionally, our ability to ship fresh or frozen products enhances our flexibility and reach across retail and foodservice markets in the U.S. and abroad.

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

Research and Development

Our research and development for new and improved products generally originates from customer requests, customer and market research and innovative ideas generated by our own team of experts with food processing and culinary backgrounds.  We solicit customer and supplier input, review process and product trends, and conduct sensory and shelf-life testing in order to expand our product offerings and drive new sales for our customers. Research and development costs are charged to expense when incurred. Total research and development costs for fiscal years 2025, 2024 and 2023 were less than $0.1 million in each such year.

Compliance with Government Regulations

As a purchaser, manufacturer, distributor, marketer, and advertiser of food products, our operations are subject to extensive regulation by various federal government agencies, including the FDA, the USDA and the Federal Trade Commission, as well as state and local agencies, with respect to production processes, product attributes, packaging, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for the distribution, safety, purity and labeling of food products. In addition, our operations are subject to certain employment health and safety regulations, including those issued under the Occupational Safety and Health Act. Our packinghouse facilities and products are subject to periodic inspection by federal, state and local authorities, including the FDA and the California Department of Food and Agriculture, which oversees weights and measures compliance at our California facilities. In fiscal 2025, we experienced increased FDA oversight of imported avocados, including enhanced testing and inspection protocols at the border. All of our U.S. facilities are also in compliance with the FDA’s Food Safety Modernization Act. In addition, our operations in Mexico are subject to U.S. and Mexican regulations through the Animal and Plant Health Inspection Service (“APHIS”) of the USDA and the SADER primarily pertaining to phytosanitary regulations and certification regulation for the importation of Hass avocados to the United States. Imported produce is also subject to the Food Safety Modernization Act’s Foreign Supplier Verification Program (FSVP), which imposes requirements on U.S. importers to verify and document the safety of food produced abroad.

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

We are committed to complying with all such laws and regulations and in obtaining any necessary permits and licenses, and we are not aware of any instances of material non-compliance. We believe our facilities and practices are sufficient to maintain compliance with applicable governmental laws, regulations, permits and licenses.

Human Capital Resources

We believe in nourishing people, from consumers eating our products to our employees, suppliers, customers and the communities in which we live and work.

Employees: Our employees are our greatest asset and are directly responsible for our success in delivering fresh, quality products to consumers. As of October 31, 2025, we had 1,969 employees, of which 293 were in the U.S. and 1,676 were in Mexico. While we have certain operations in Hawaii that are represented by a union, we do not have a significant number of U.S. employees covered by a collective bargaining agreement. Substantially all our Mexican employees, however, are represented by a union. We consider the relationship with our employees to be good and we have never experienced a significant work stoppage.

The following is a summary of the number of “salaried” and “hourly” employees as of October 31, 2025.

Location	Salaried	Hourly	Total
United States	125	168	293
Mexico	209	1,467	1,676
TOTAL	334	1,635	1,969

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

Diversity, Equity, and Inclusion: We strive to foster a culture of diversity, equity, and inclusion, so all employees feel respected, and no employee feels discriminated against. We are proud of the diversity throughout our organization and believe this contributes to a positive and respectful working environment. It also helps foster innovation, creativity, and a wider range of perspectives to help us achieve even greater success.

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

We also monitor compliance with evolving food safety and import regulations that apply to our operations, including requirements for domestic processing facilities and our role as an importer of record for produce sourced abroad. To support this commitment, we conduct monthly safety training for operational employees and enforce the use of personal protective equipment required for their roles. Additionally, all employees participate in annual compliance training to ensure adherence to regulatory standards.

We strive to make life better for everyone, in line with our vision of nourishing families with quality products. We support the health and well-being of our employees by offering a comprehensive package of salaries and fringe benefits for employees, which we believe is a generous package for agri-industrial workers. Employees enjoy benefits which include:

a.	401k retirement plan with an employer match, up to 5% and immediate vesting.
b.	Company paid Group Term Life Insurance and supplementary life benefit elective options for the employee and family members.
c.	Medical, Dental and Vision plans – administered by a Health Maintenance Organization (HMO) or Preferred Provider Plan (PPO)
d.	Flexible Spending Account (FSA) that can reduce employee tax liability.
e.	Short-Term (STD) and Long-Term (LTD) disability plans paid for by Calavo.
f.	A Company paid Employee Assistance Program, offering free and confidential counseling services.
g.	Vacation accrual of two to four weeks per year depending on tenure and paid sick leave.
h.	Paid Bereavement leave of 3 days.
i.	Paid Pregnancy leave.
j.	Cell phone stipend where an employee uses their personal cell phone for work related purposes, based on the position.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information electronically with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including the exhibits thereto, and any amendments to such reports, and our proxy statements are made available free of charge through the Investors section of the Company’s website (http:// ir.calavo.com/) as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Material contained on our website is not incorporated by reference in this report. Our executive officers are located at 1141-A Cummings Road, Santa Paula, CA 93060. The SEC also maintains an internet website that contains reports and other information regarding issuers that file electronically with the SEC located at http://www.sec.gov.

Item 1A. Risk Factors

You should carefully consider the following risks and other information in this Form 10-K. Any of the following risks could materially and adversely affect our business, results of operations or financial condition. The following risk factors should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Business and Operational Risks

We may face challenges related to the transition and carve-out of operations following the divestiture of our Fresh Cut Business (formerly referred to as Renaissance Food Group, or “RFG”), which consisted of our fresh-cut fruits, fresh-cut vegetables and other prepared produce offerings, and which was completed in August 2024. The divestiture resulted in the removal of the Fresh Cut Business from our operations, requiring increased focus on our remaining Fresh and Prepared segments; these challenges could adversely impact our business, results of operations, or financial condition.

The divestiture of our Fresh Cut Business reduced the scale of our operations and requires us to focus on our remaining Fresh and Prepared segments. If we do not successfully optimize our cost structure, redeploy capital from the divested business, or maintain operating efficiency in our remaining segments, our business, financial condition, and results of operations could be adversely affected.

Increases in interest rates could adversely affect our business, financial condition, and results of operations.

Increases in interest rates could increase the cost of servicing our indebtedness and have an adverse effect on our results of operations and cash flows.  Our Credit Agreement (as defined elsewhere herein), which consists of a revolving credit facility and a term loan which both bears interest at a variable rate, and we also have various leases and may enter into future financing arrangements under which costs increase if interest rates rise.  If interest rates increase faster than our earnings and cash flow, our profitability and ability to service obligations under the Credit Agreement (as defined herein) could be adversely affected.  Higher interest rates may also affect consumer purchasing behavior for our fresh and prepared products.

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

In addition, public perceptions regarding the quality, safety or health risks associated with particular food products could reduce demand and prices for some of our products. Food safety warnings, advisories, notices and recalls such as those administered by the FDA, the U.S. Centers for Disease Control and Prevention, other federal and state government agencies and/or suppliers of various agricultural products could also reduce demand and/or prices for some of our products. To the extent that consumers stop purchasing our products due to health, food safety or other reasons, and we are unable to modify our products or to develop products that satisfy new consumer preferences, there could be a decreased demand for our products.

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

Failure to optimize our supply chain or disruption of our production and distribution capabilities could have an adverse effect on our business, financial condition, and results of operations.

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

We intend to review and evaluate acquisition prospects that would complement our business. While we are not currently a party to any definitive agreement with respect to any acquisitions, we may acquire other businesses in the future. Future acquisitions by us could result in accounting charges, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock. Acquisitions involve numerous risks, including the integration of the acquired operations, diversion of management’s attention to other business concerns, risks of entering markets in which we have limited prior experience, and the potential loss of key employees of acquired organizations. We may be unable to successfully integrate businesses or the personnel of any business that might be acquired in the future, and our failure to do so could have a material adverse effect on our business and on the market price of our common stock. Management’s attention, or other resources, may be diverted if we fail to successfully complete or integrate business combinations or investment transactions.

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

We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers, with our top ten customers accounting for approximately 51%, 50%, and 60% of consolidated net sales in fiscal years 2025, 2024, and 2023, including our largest customer representing approximately 14%, 12%, and 12% of net sales in those years. As a result, the loss of, or a significant reduction in purchases by, any of these customers could materially adversely affect our business, financial condition, and results of operations. Our customers generally make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels, and other factors that may be important at the time purchase decisions are made. Changes in our customers' strategies or purchasing patterns, including a reduction in the number of brands they carry, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect our results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers decrease, the impact may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could similarly adversely affect our business, financial condition, and results of operations.

Changes in our business relationships with California and Mexican growers could significantly impact our avocado supply.

We are dependent on our long-term relationships with independent growers in California and Mexico to obtain and maintain our supply of avocados in the United States. Deterioration of our relationships with our key growers could adversely affect our Fresh business in the U.S., which could have an adverse effect on our business, financial condition and results of operations.

We have in the past had and may in the future incur substantial indebtedness which could restrict our ability to pay dividends, and would impact our financing options and liquidity position.

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

Increasingly, regulators, consumers, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures.  Changing rules, public disclosure regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased management time and attention spent complying with or meeting such regulations and expectations.  For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics, including new climate-related disclosure requirements in California such as Senate Bills 253 and 261, and climate-related proposals or requirements by the SEC and other regulators, can be costly, difficult and time consuming.  This rapidly changing environment may result in increased general and administrative expenses.

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

Risk Related to the Proposed Mergers

There is no assurance when or if the Mergers will be completed. Any delay in completing the Mergers may substantially reduce the potential benefits that the Company and Mission expect to obtain from the Mergers and failure to complete the Mergers could negatively impact our stock price and our future business and financial results.

Completion of the Mergers is subject to the satisfaction or waiver of a number of conditions, as set forth in the Merger Agreement, including the approval by our shareholders and Mission’s shareholders, authorization for listing on Nasdaq of the shares of Mission’s common stock to be issued in connection with the First Merger, and other customary closing conditions. There can be no assurance that we and Mission will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived. If the conditions are not satisfied or waived, the Mergers may not occur or may not be completed within the expected timeframe, and we and Mission each may materially and adversely lose some or all of the potential benefits that we and Mission expect to achieve as a result of the Mergers and could result in additional transaction costs or other effects associated with uncertainty about the Mergers. In addition, we or Mission may elect to terminate the Merger Agreement in certain other circumstances.

If the Mergers are not completed for any reason, our ongoing businesses may be materially and adversely affected and, without realizing any of the benefits of having completed the Mergers, we would be subject to a number of risks, including the following:

●	We may experience negative reactions from the financial markets, including negative impacts on the trading price of our common stock, which could affect our ability to secure sufficient financing in the future on attractive terms (or at all) as a standalone company, and from their respective customers, vendors, regulators and employees, and if we are unable to obtain additional capital, we may need to cease operations, dissolve or seek protection of bankruptcy courts;
●	We may be required to pay Mission a termination fee of $12.87 million or $15.02 million, depending on whether the applicable fee is calculated at 3.0% or 3.5% of transaction enterprise value if we fail to consummate the Mergers under specified circumstances in which the Mergers are not consummated.
●	We will be required to pay certain expenses incurred in connection with the Mergers, whether or not the Mergers are completed;
●	The Merger Agreement places certain restrictions on the operation of our business prior to the closing of the Mergers, and such restrictions, the waiver of which is subject to the consent of Mission, may prevent us from taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Mergers that we would have made, taken or pursued if these restrictions were not in place; and
●	Matters relating to the Mergers (including integration planning) will require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

In addition, we could be subject to litigation related to any failure to complete the Mergers or related to any proceeding to specifically enforce our or Mission’s obligations under the Merger Agreement.

If any of these risks materialize, they may materially and adversely affect our business, financial condition, financial results and stock prices.

Combining Calavo and Mission may be more difficult, costly or time-consuming than expected, and Calavo and Mission may fail to realize the anticipated benefits of the Mergers.

An inability to realize the full extent of the anticipated benefits of the mergers and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process and expected synergies, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined business following the completion of the Mergers, which may adversely affect the value of the Mission common stock received by our shareholders in connection with the consummation of the Mergers. It is possible that the integration process could result in loss of key employees, the disruption of each company's ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the companies' ability to maintain relationships with customers, growers, suppliers and employees or to achieve the anticipated benefits and cost savings of the Mergers.

Human Capital Risks

We have recently transitioned new personnel into executive leadership positions and our future success will depend in part on our ability to manage this transition successfully. Management and key personnel changes may disrupt our operations, and we may have difficulty attracting and retaining qualified replacements.

We have experienced changes in management and other key personnel in critical functions across our organization, including our chief executive officer, chief financial officer and other members of our accounting department. Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our operations, programs, growth, financial condition and results of operations. Further, new members of management may have different perspectives on programs and opportunities for our business, which may cause us to focus on new business opportunities or reduce or change emphasis on our existing business programs.

Our success is dependent upon our ability to attract and retain qualified management and key personnel in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract them, particularly at the executive level. We may face difficulty in attracting, retaining and compensating key talent for various reasons, including competitive market conditions, the effect of recent company performance on the achievement of performance compensation conditions, and the need to align the vision of a new executive team with our Board’s vision for our Company. We cannot assure you that we will be able to hire or retain the personnel necessary to achieve our strategic vision, that personnel we recruit will be successful, or that the loss of any such personnel will not have a material impact on our financial condition and results of operations.

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

The fresh produce and prepared food markets in which we operate are highly competitive. Each of our businesses is subject to competitive pressures, including the following:

●	The market for avocados is impacted by an increasing volume of foreign grown avocados being imported into the United States. There have been significant plantings of avocados in Mexico, Chile, the Dominican Republic, Peru, Colombia and other parts of the world, which have had, and will continue to have, the effect of increasing the volume of foreign grown avocados entering the United States market. Increased supply could put downward pressure on the market price for avocados and also lead to more marketing and distribution competitors if we are unable to process sufficient supply to maintain our market share.
●	We are subject to competition from other avocado packers. If we are unable to consistently pay growers a competitive price for their avocados, these growers may choose to have their avocados marketed by alternate packers.
●	In the guacamole market, we compete with a variety of global manufacturers and distributors. These competitors include both branded and non-branded producers. To compete globally, we must be able to source, sell, and distribute globally. The overall availability and quality of our avocado source from which we produce our guacamole products can have a meaningful impact on sales and profitability.

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

Consumer preferences for food products are subject to fluctuations over time.  Our ability to market and sell our products successfully depends in part on our ability to identify changing consumer preferences and respond to those changes by offering products that appeal broadly to consumers.  Shifts in consumer preferences that can impact demand for our products can arise from various factors, including dietary trends, attention to particular nutritional aspects of our products, concerns regarding the health effects of particular ingredients, attention given to ingredient sourcing practices, and general public perception of food safety risks.  Consumer demand for our products also may be impacted by any public commentary that consumers or certain regulatory bodies (including federal or state agencies involved in monitoring food safety) may make regarding our products or similar products. Consumer demand for our products also may be impacted by changes in the level of advertising or promotional support employed by (i) us, (ii) our retail/foodservice customers, (iii) relevant industry groups, or (iv) third parties that provide competing products.  If consumer preferences trend negatively with respect to any one or more of our products, our sales volumes may decline as a result, which in turn may negatively impact our results of operations and financial condition.

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

Climate change could increase both the frequency and severity of natural disasters that may affect our business operations. Moreover, there has been a broad range of proposed and promulgated state, national and international regulation aimed at reducing the effects of climate change, including new climate-related disclosure requirements in California such as Senate Bills 253 and 261, and climate-related proposals or requirements by the SEC. Such regulations apply or could apply in countries where we have interests or could have interests in the future. In the United States, there is a significant possibility that some form of regulation will be enacted at the federal level to address the effects of climate change. Such regulation could take several forms that could result in additional costs in the form of taxes, the restriction of output, investments of capital to maintain compliance with laws and regulations, or required acquisition or trading of emission allowances. Climate change regulation continues to evolve, and it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation.

Increased legislative, regulatory and public scrutiny on ESG issues including potential litigation involving our ESG practices or disclosures may adversely affect our business, financial condition and results of operations.

A number of companies have been subject to private litigation and governmental action involving a diverse set of claims ranging from allegedly false environmental compliance and “sustainability” disclosures, social issues such as modern slavery in supply chains, and governance issues involving corporate audits and reporting.  Like many companies, we periodically publish sustainability reports covering topics including energy and emissions, fair labor, and sustainable agriculture.  While we believe the disclosures in our sustainability reports and elsewhere concerning ESG are accurate, we could still be subject to litigation involving ESG claims.  Such litigation, even if without merit, could negatively impact our reputation, take management time and attention away from other company business, require changes in operations and/or adversely affect our business, financial condition and results of operations. In addition, the actions of growers and other industry partners on ESG matters could negatively impact our reputation or involve us in legal or regulatory proceedings concerning their conduct. Additionally, any perceived failures to operate in accordance with domestic and international laws and regulations could cause consumers to no longer associate our Company and our brands with high quality and safe products and may adversely affect the value of our brands and the demand for our products.

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

We are also subject to the examination of our tax returns and other tax matters by the U.S. Internal Revenue Service, the Mexican Tax Administration Service (‘SAT”) and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that we will accurately predict the outcomes of any audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our provision for income taxes and therefore could have a material impact on our tax provision, net income and cash flows. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.

Our dispute with Mexican tax authorities related to the 2013 Tax Assessment may have a material adverse effect on our results of operations and financial position.

In July 2018, a local office of the SAT issued a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which included adjustments for interest, penalties, and inflation, and equals $141.2 million USD at October 31, 2025) related to a fiscal 2013 tax audit. This amount has been adjusted since the final tax assessment for interest, penalties, and inflation as of October 31, 2025 to the amount of $3.5 billion Mexican pesos ($187.0 million USD). Additionally, the tax authorities have determined that we owe our employees profit-sharing liability, totaling approximately $118 million Mexican pesos (approx. $6.4 million USD at October 31, 2025).

We filed an Administrative Appeal in August 2018, which was denied in March 2021, and liens were placed on the fixed assets and bank accounts of our wholly-owned subsidiary, Calavo de Mexico S.A. de C.V. (“CDM”). Court rulings later removed the liens and restored access to funds. Subsequent legal actions, including a Nullity Trial and an Injunction Suit, challenged the SAT's findings and process. While courts have ruled favorably on some procedural matters, the core tax assessment remains unresolved, and litigation is ongoing.

In March 2022, we secured an Administrative Guaranty to safeguard CDM assets during the ongoing legal proceedings. In October 2022, the Tax Court ruled in favor of CDM, granting a definitive suspension of all collection actions, instructing the SAT to lift all liens on CDM's fixed assets and bank accounts, and acknowledging that the $3.5 billion pesos assessment exceeds CDM's economic capacity. While we continue to believe the assessment is without merit, we recorded a provision of $11.0 million in fiscal 2021 to account for estimated penalties, interest, and inflationary adjustments. Based on legal counsel from our tax advisory firm, we and our tax advisory firm have concluded that the provision remains reasonable as of October 31, 2025.

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

As of October 31, 2025, and October 31, 2024, CDM's value-added tax receivables (“IVA,” which refers to the Impuesto al Valor Agregado, the value-added tax in Mexico), net of our estimated provision for uncollectable amounts, totaled $55.8 million (1.0 billion Mexican pesos) and $48.7 million (976.0 million Mexican pesos).  Historically, CDM received IVA refunds from the Mexican tax authorities in a timely manner. However, since fiscal 2014 and continuing into fiscal 2025, the tax authorities have challenged refund requests and supporting documentation that were previously deemed acceptable. They have also questioned refunds related to IVA paid to certain suppliers alleged to have failed to meet their own tax obligations. These factors, among others, have contributed to delays in processing IVA claims.

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

The FDA establishes, and continues to modify, regulations governing the production of prepared avocado products, such as the Food Safety Modernization Act, which implements mandatory preventive controls for food facilities and requires compliance with mandatory produce safety standards.  Our results of operations may be adversely affected if we are unable to comply with these existing and modified regulations. Such failures could also cause reputational damage to our business.

If we fail to comply with the Foreign Corrupt Practices Act or other similar legal requirements, we may be subject to criminal and civil penalties and other remedial measures, which could have a material adverse effect on our reputation, business, results of operations or financial condition.

We are subject to the United States Foreign Corrupt Practices Act (“FCPA”), and other anti-corruption laws and regulations that generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in Mexico, which presents heightened risks relating to governmental and commercial corruption. Failure to comply with these laws could result in civil or criminal penalties, disgorgement, injunctions, loss of licenses or permits, interruptions of business, reputational harm, and other sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition.

We have been, and may in the future be, subject to internal investigations or inquiries from regulators, including the SEC, the Department of Justice (“DOJ”) or other governmental authorities, and responding to such investigations could require significant management time and expense. Any determination that our controls or compliance procedures are inadequate, or any actual or alleged violation of anti-corruption laws, could adversely affect our business, financial condition, and results of operations.

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

Geopolitical conflicts and related economic conditions could adversely affect our business.

Geopolitical tensions and conflicts, including the Hamas-Israel and Russia-Ukraine conflicts and any related macroeconomic conditions, may adversely impact our customers, vendors, and partners, reduce demand for our products, disrupt supply chains and financial markets, and negatively affect collections of accounts receivable. Any of these impacts could adversely affect our business, results of operations, financial condition, and cash flows, and may also exacerbate other risks described in this Annual Report.

Currency exchange fluctuations may impact the results of our operations.

Currency exchange rate fluctuations, depending upon the nature of the changes, may make our domestic-sourced products more expensive compared to foreign-grown products or may increase our cost of obtaining foreign-sourced products. These foreign currency fluctuations also affect the ultimate realization of foreign currency denominated assets and liabilities in U.S. dollar terms. While hedging instruments may help reduce the volatility associated with currency rate changes, hedging instruments may not be readily available, may be too expensive or may be ineffective for the reduction in volatility desired. To date, the Company has not hedged against foreign currency exposure and we may not hedge against foreign currency exposure in the future, which could increase our susceptibility to foreign currency fluctuations.

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

The Credit Agreement originally provided for a revolving credit facility of up to $90.0 million, along with a capex credit facility of up to $10.0 million. On August 15, 2024, in conjunction with the sale of the Fresh Cut Business, the Credit Agreement was amended to, among other things, reduce revolving commitments thereunder to $75.0 million from $90.0 million. Later in August 2024, the capex credit facility (also known as the “Term Loan”) was fully repaid with proceeds from the sale of the Fresh Cut Business. See Note 6 of the consolidated financial statements for further information regarding the August 15, 2024 amendment.

The Credit Agreement imposes significant operating and financial restrictions on us. These restrictions prohibit or limit our ability to: incur indebtedness; grant liens on assets; enter into certain investments; consummate fundamental change transactions; engage in mergers or acquisitions or dispose of assets; enter into certain transactions with affiliates; make changes to our fiscal year; enter into certain restrictive agreements; and make certain restricted payments

(including for dividends). Each of these limitations are subject to various conditions.  The Credit Agreement also contains a springing fixed charge coverage ratio financial covenant that is tested if the amount of the Revolving Loans available to borrow under the Credit Facility is less than 10% of the total revolving credit facility. (“Revolving Loans” refers to borrowings outstanding under the Company’s revolving credit facility pursuant to the Credit Agreement, which permits the Company to borrow, repay, and reborrow amounts from time to time, subject to availability, borrowing limits, and other customary terms and conditions).

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

Net income (loss) from unconsolidated entities includes our allocation of earnings or losses from our investments in Agricola Don Memo, S.A. de C.V. (“Don Memo”). We do not control the operations of this investment, and our allocation of potential income or loss can increase or decrease our overall profitability significantly.

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

Dividend payments are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Our Board may, in its sole discretion, decrease the level of dividends relative to those paid in the past, including entirely discontinuing the payment of dividends. Future dividends with respect to shares of our capital stock, if any, depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions (including restrictions in our Credit Agreement), business opportunities, provisions of applicable law (including certain provisions of the California Corporations Code) and other factors that our Board may deem relevant.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Cybersecurity risk is managed within our broader enterprise risk management program, which includes common methodologies for identifying and evaluating legal, compliance, operational, financial, and strategic risks. Cybersecurity risks are evaluated in this context to ensure that potential impacts on operations, supply chain continuity, food safety systems, and financial reporting are appropriately considered.

We assess our cybersecurity program using the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) 2.0 as a reference model. In fiscal 2025, we engaged an independent third-party cybersecurity firm to conduct a comprehensive gap assessment against NIST CSF 2.0 baseline practices.

Our assessment of our cybersecurity program has identified specific improvement opportunities in incident response capabilities, business continuity and disaster recovery planning, infrastructure modernization, and security monitoring. We are actively implementing a multi-year cybersecurity enhancement program to address these findings and strengthen our cybersecurity posture across all NIST CSF core functions: Govern, Identify, Protect, Detect, Respond, and Recover.

Our cybersecurity program incorporates a multi-layered approach that includes the following elements:

●	Employee awareness and training: We conduct regular phishing simulations, periodic information security briefings at management meetings, and mandatory annual training for all employees, including training supported by our KnowBe4 platform, to promote awareness of common and emerging threats.
●	Security tools and technical safeguards: We maintain technical safeguards that include multi-factor authentication, endpoint detection and response technology, email filtering, encryption, and continuous monitoring of network activity across our environments.
●	Third party risk management: We evaluate cybersecurity risks related to service providers, suppliers, and vendors with access to systems or data through questionnaires, contract provisions, and periodic reviews. Certain third parties, including customers, require Calavo to complete their own cybersecurity assessments, and we likewise assess applicable cybersecurity practices for third party providers that support our operations.
●	Vulnerability management: We use internal and external resources to conduct periodic scanning and assessments of our environment. We also periodically engage independent cybersecurity firms to perform penetration testing. Our most recent third-party penetration test was completed in 2024. Testing frequency is expected to increase as part of our cybersecurity program enhancement plan.
●	Managed detection and incidence response: We use managed detection and response services and advanced endpoint monitoring tools to identify potential cybersecurity events. We maintain an incident response plan that includes procedures for detection, escalation, containment, investigation, and remediation. The plan identifies a cross-functional Security Incident Response Team. Calavo is in the process of expanding documented procedures, playbooks, and testing activities, consistent with recommendations from our third-party assessors.

We periodically review risks identified through assessments, monitoring activities, reports from employees, and input from third party experts. In prioritizing cybersecurity risks, we consider likelihood and potential severity, including possible impacts on operations, food safety systems, financial reporting systems, customers, employees, and suppliers.

We are implementing enhanced business continuity and disaster recovery capabilities, including multi-region architecture for critical cloud-hosted systems, to reduce recovery time objectives and improve organizational resilience to cyber incidents and other disruptions.

As of the date of this report and based on information currently known to us, Calavo is not aware of any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Additional information regarding cybersecurity-related risks is included in Item 1A. Risk Factors of this Form 10-K.

Governance

The Board oversees cybersecurity risk as part of its overall risk oversight responsibilities. The Audit Committee receives periodic updates from our Director of Information Technology regarding cybersecurity risks, threat activity, program maturity, significant projects, and the status of program enhancements. These updates occur at least quarterly, with additional updates provided as needed based on significant developments or incidents.

Management is responsible for the implementation and operation of our cybersecurity program. Our Director of Information Technology has primary responsibility for day-to-day information security management and is supported by internal information technology personnel and external cybersecurity service providers. Our Director of Information Technology has more than 33 years of progressive experience in information technology, including over 24 years supporting technology and operational systems in the agricultural industry. He holds a Bachelor of Business Administration from De La Salle University in the Philippines and has maintained professional certifications as a Certified Novell Engineer and a Microsoft Certified Systems Engineer. The information technology organization includes personnel with experience in systems engineering, infrastructure management, network operations, and incident response. Management provides regular updates to the Audit Committee regarding significant cybersecurity developments, including results of internal and third-party assessments, implementation progress on enhancement initiatives, and key performance metrics.

A cross-functional cybersecurity governance committee has been established to oversee the implementation of the cybersecurity enhancement program and provide executive-level coordination across business functions impacted by cybersecurity initiatives.

Management provides regular updates to the Audit Committee regarding significant cybersecurity developments, including results of internal and third-party assessments, implementation progress on enhancement initiatives, and key performance metrics.

Item 2. Properties

Our corporate headquarters is located in Santa Paula, California, in a leased building. We also operate facilities across the United States and maintain three owned facilities in Mexico that support our Fresh and / or Prepared segments. The following table summarizes our principal operating locations:

United States Locations:

Packinghouses:

Leased or Owned:	City	State	Description
Owned	Santa Paula	California

Used by our Fresh segment. Primarily handles fresh avocados. This facility was purchased in 1955 and has improved in capacity and efficiency over time. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Temecula	California	Used by our Fresh segment. Primarily ripens, sorts, packs, and ships fresh avocados, and also handles certain other fresh products. Calavo sold this facility in 2019 and leased back a portion of it.

Operating and Distributing Facilities:

Leased or Owned:	City	State	Description
Owned	Santa Paula	California

Used by our Fresh segment. Primarily ripens, sorts, packs, and ships fresh avocados and other fresh products. We believe the annual capacity of this facility will be sufficient to support expected annual volumes.

Leased	Swedesboro	New Jersey

Used by both our Fresh and Prepared segments. Primarily ripens, sorts, packs, and ships fresh avocados. Also stores and ships certain other fresh products and prepared guacamole. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Garland	Texas

Used by both our Fresh and Prepared segments. Primarily ripens, sorts, packs, and ships fresh avocados and stores and ships prepared guacamole. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Green Cove Springs	Florida

Used by both our Fresh and Prepared segments. Primarily ripens, sorts, packs, and ships fresh avocados and stores and ships prepared guacamole. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Leased	Hilo	Hawaii	Used by our Fresh segment. Primarily sorts, packs, and ships papayas. We believe the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Mexico Locations:

Packinghouses and Processing Facility:

Leased or Owned:	City	State	Description
Owned	Uruapan	Michoacan

Our guacamole processing facility produces our Prepared segment guacamole products. We believe that the annual capacity of this facility will be sufficient to handle its forecasted annual production needs.

Owned	Uruapan	Michoacan

Used by our Fresh segment. Primarily handles fresh avocados. The facility, built in 1985, has been significantly improved in capacity and efficiency. We believe that its annual capacity will be sufficient to process its forecasted annual production needs.

Owned	Ciudad Guzman	Jalisco	Used by our Fresh segment. Opened in 2017, this facility primarily handles fresh avocados. We believe that its annual capacity will be sufficient to process its forecasted annual production needs.

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

Shareholders

As of January 6, 2026, there were 710 shareholders of record of our common stock.

Dividend Policy

Our dividend policy has historically provided for an annual dividend payment, as determined by the Board. In November 2022, we announced that we would begin declaring and paying dividends on a quarterly basis rather than annually.

On January 31, 2025, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million, to shareholders of record on January 10, 2025. On April 29, 2025, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million, to shareholders of record on April 1, 2025. On July 28, 2025, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million, to shareholders of record on June 30, 2025. On October 29, 2025, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million, to shareholders of record on September 30, 2025. On December 31, 2025, our Board declared a cash dividend of $0.20 per share, or an aggregate of $3.6 million. This dividend will be paid on January 30, 2026, to shareholders of record on January 13, 2026.

We currently expect that we will continue to pay comparable cash dividends in the future.

Repurchases of Equity Securities

In March 2025, our Board authorized a stock repurchase program of up to $25 million. No shares have been repurchased to date under this program.

Shareholder Return Performance Graph

The following graph compares the cumulative total return of our common stock with the cumulative total return of the Nasdaq Composite Index, our previously used peer group (the “Old Peer Group”) and our current peer group (the “New Peer Group” and, together with the Old Peer Group, the “Peer Group Indices”) for the five-year period from October 31, 2020 to October 31, 2025. The comparison assumes that $100 was invested in Calavo Growers, Inc. common stock, the Nasdaq Composite Index, and the Peer Group Indices on October 31, 2020, and that all dividends were reinvested. The Peer Group Indices were selected based on companies that management believes are generally comparable to the Company in terms of business characteristics, operating model, end markets served, and market capitalization, and that operate primarily within the food and consumer packaged goods industries.

Beginning in fiscal 2025, the Company revised its peer group to better reflect its current business focus and industry comparability. As a result, the graph below presents both the Company’s Old Peer Group and its New Peer Group to facilitate period-to-period comparability.

Our Old Peer Group includes the following companies: Andersons, Inc., B&G Foods, Inc., Boston Beer Company, Inc., Fresh Del Monte Produce, Inc., Hain Celestial Group, Inc., J&J Snack Foods, Corp., John B Sanfilippo & Son, Inc., and Lifecore Biomedical, Inc. (f/k/a Landec Corp.).

Our New Peer Group includes the following companies: John B Sanfilippo & Son, Inc., Mission Produce, Inc., Bridgford Foods Corporation, Utz Brands, Inc., The Vita Coco Company, Inc., MGP Ingredients, Inc., The Duckhorn Portfolio, Inc., Westrock Coffee Company, LLC, BRC, Inc., Tootsie Roll Industries, Inc., Vital Farms, Inc., SunOpta, Inc., and Limoneira Company.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Calavo Growers, Inc., the NASDAQ Composite Index,
New Peer Group and Old Peer Group

$250
$200
$150
$100
$50
$0
10/20
10/21
10/22
10/23
10/24
10/25
Calavo Growers, Inc
NASDAQ Composite
New Peer Group
Old Peer Group

*$100 invested on 10/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending October 31.

	10/20	10/21	10/22	10/23	10/24	10/25

Calavo Growers, Inc.	100.00	60.85	53.83	40.18	42.94	37.04
NASDAQ Composite	100.00	142.99	102.15	120.52	170.98	225.69
New Peer Group	100.00	104.48	113.90	91.42	100.16	89.97
Old Peer Group	100.00	85.00	63.18	59.54	57.65	41.92

Item 6. RESERVED

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. This discussion and analysis contain forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those expressed or implied in these forward-looking statements for the reasons described under “Risk Factors” in Item 1A of this Annual Report and elsewhere in this Annual Report.

Overview

We are a leading marketer, processor, and distributor of avocados and other value-added fresh foods, serving customers worldwide. Our expertise in sourcing, marketing and distributing avocados, together with our capabilities in developing and manufacturing prepared avocado products and other value-added fresh foods, allows us to deliver a broad range of products to retail grocery stores, foodservice operators, club stores, mass merchandisers, food distributors, and wholesalers, primarily in the United States.

We source avocados from multiple growing regions, including California, Mexico, Peru, and Colombia. Across our operating facilities, we (i) sort, pack, and ripen avocados, tomatoes, and Hawaiian-grown papayas, and (ii) process and package guacamole. Our products are distributed both domestically and internationally. We do not own or operate farming operations, and we rely on independent growers and strategic sourcing relationships across these regions to support our supply needs.

During the first quarter of fiscal 2025, we changed the name of our ‘Grown’ reportable segment to ‘Fresh’ to more accurately represent the segment’s business activities. The change did not affect the segment’s composition, financial results, or internal performance measures. We report on our operations in two business segments: Fresh and Prepared. The Fresh segment consists of fresh avocados, tomatoes, and papayas. The Prepared segment consists of guacamole sold at retail and foodservice, as well as avocado pulp sold to foodservice. Further information about our business segments is included in Note 10 to our consolidated financial statements.

Our Fresh products business grades, sizes, packs, cools, and, when requested, ripens avocados for delivery to our customers. In fiscal 2025, we operated three packinghouses, and five regional distribution facilities, all of which perform value-added operations that support our Fresh and Prepared operations.

We believe that our ability to maintain a reliable, high-quality supply of avocados at competitive cost is important to our Fresh segment. Our diversified sourcing network, including supply from California, Mexico, Peru, and Colombia, supports year-round availability and reduces reliance on any single region. Because fluctuations in avocado volumes can affect per pound handling costs, larger volumes generally result in lower unit costs. Our investments in packinghouse equipment, ripening and packing capabilities, and skilled personnel are intended to help us efficiently handle varying crop sizes and maintain operating effectiveness.

In addition to avocados, we distribute tomatoes and Hawaiian grown papayas, which we believe complement our core avocado offerings. We periodically evaluate opportunities to distribute other perishable products that align with our capabilities and financial objectives.

Our Prepared segment produces guacamole sold under Calavo owned brands, store brands, and private label programs, and also sells avocado pulp to foodservice operators. The segment maintains relationships with retailers and foodservice operators and seeks to expand distribution of our products across both channels.

Our operating results are influenced by quarterly and annual fluctuations driven by a variety of factors. These include the availability, quality, and cost of raw materials, weather patterns, pests and diseases, food safety advisories, shifts in consumer demand, changes in customer order patterns, competitive activity, utilization rates at our production facilities, the mix of products sold across our Fresh and Prepared segments, and general economic conditions. These factors may cause our results to vary materially from period to period.

We believe that our diversified sourcing capabilities, value added infrastructure, and customer relationships provide a foundation that supports our ability to navigate these factors over time.

Recent Developments

Dividend payment

On October 29, 2025, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million, to shareholders of record on September 30, 2025. On December 31, 2025, our Board declared a cash dividend of $0.20 per share, or an aggregate of $3.6 million. This dividend will be paid on January 30, 2026, to shareholders of record on January 13, 2026.

Regulatory Matters

In July 2025, the U.S. Food and Drug Administration (“FDA”) placed our wholly-owned subsidiary, CDM, on a temporary Red List Detention Hold after trace levels of Imazalil, which is not approved for use on avocados, were detected in a single shipment. All subsequent third-party tests were clean, and the hold was fully lifted in September 2025. The detention hold resulted in approximately $5.1 million of incremental costs, including third-party inspection and testing costs, incremental logistics and handling costs, and inventory write-downs on fruit diverted or sold at distressed prices.

During our fourth quarter of fiscal 2025, we submitted an insurance claim seeking recovery of costs associated with the FDA detention hold described above. The claim remains under review, and while we are pursuing recovery, as of the date of this report we have not obtained sufficient information to conclude that recovery of recognized losses is probable under applicable accounting guidance. Accordingly, no insurance receivable has been recorded. We will recognize any recovery up to the amount of recognized losses when realization becomes probable and will recognize any amounts in excess of recognized losses, if any, when realized.

Compliance Matters

In January 2024, our internal audit process identified matters that were referred to the Audit Committee, which established a Special Committee to investigate these matters with the support of outside legal counsel and forensic accountants. These matters raised potential issues under the FCPA and related anti-corruption laws in connection with certain operations in Mexico and were voluntarily disclosed to the SEC and the DOJ. On September 2, 2025, the DOJ notified the Company that it had closed its FCPA inquiry related to our operations in Mexico. On December 22, 2025, we received a letter from the staff of the SEC advising that the staff has concluded its investigation and, based on the information available as of that date, does not intend to recommend an enforcement action against us. Based on information currently available, we do not expect these matters to have a material effect on our financial condition or results of operations.

Fresh Cut Business Divestiture

On August 15, 2024, we completed the sale of our Fresh Cut Business. Fiscal 2025 represents the first full year in which our results reflect the removal of the Fresh Cut Business from continuing operations. As a result, year-over-year comparisons in this Annual Report reflect changes in our cost structure, segment mix, and operating margins following the divestiture. The Fresh Cut Business continues to be presented as discontinued operations for all periods shown. Additional information is included in Note 16 to our consolidated financial statements.

Mexican Tax Issues

See Notes 7 and 14 of the consolidated financial statements for information on certain Mexican tax matters and the Mexican IVA receivable.

Agreement and Plan of Merger with Mission Produce, Inc.

On January 14, 2026, we entered into the Merger Agreement pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, among other things, Merger Sub I will merge with and into the Company, with the Company surviving the merger as the surviving corporation pursuant to the First Merger and immediately following the First Merger, the Company will merge with and into Merger Sub II, with Merger Sub II surviving the merger as the surviving corporation pursuant to the Second Merger.

Subject to the terms and conditions of the Merger Agreement, at the First Effective Time, each share of our common stock issued and outstanding immediately prior to the First Effective Time will be converted into and thereafter represent the right to receive $27.00 per share in consideration, consisting of (i) 0.9790 Mission Shares, subject to the right to receive cash in lieu of fractional Mission Shares, if any, into which such shares of our common stock have been converted and (ii) $14.85 in cash without interest.

The closing of the Mergers is subject to among other things, approval by our shareholders and Mission’s shareholders, as well as other customary closing conditions, including (i)(a) the expiration or termination of any waiting period or attainment of any clearance applicable to the consummation of the Mergers under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any commitment to, or agreement with, any governmental authority to delay the consummation of, or not to consummate before a certain date, the Mergers and (b) applicable under certain other antitrust and foreign investment laws shall have expired, been terminated or been obtained; (ii) the absence of any law or order prohibiting the consummation of the Mergers; (iii) the effectiveness of a Registration Statement on Form S-4 filed with the SEC in connection with the transaction; and (iv) authorization for listing on Nasdaq of the shares of Mission’s common stock to be issued in connection with the First Merger.

There can be no assurances that the Mergers will be successfully consummated or that the shareholders will recognize the benefits of the Mergers in the event the Mergers are consummated. For additional information regarding the risks and uncertainties related to the Merger Agreement and the Mergers, see “Risk Factors – Risk Related to the Proposed Mergers” in Item 1A. Risk Factors of this Form 10-K.

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

Management has discussed the development and selection of critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed our disclosure relating to critical accounting estimates in this Annual Report.

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

IVA Receivables Recoverability:

We have recognized IVA receivables totaling $58.1 million as of October 31, 2025. Our estimate assumes that the supporting documentation for our tax structure will be upheld, and that administrative appeals or legal processes will ultimately result in collection of these receivables. However, delays in the appeals process, adverse rulings, or changes in tax enforcement practices could materially impact the timing and amount of recovery.

Sensitivity Analysis:

Given the uncertainties associated with these matters, even small changes in assumptions or legal interpretations could significantly affect the reported amounts. We continue to monitor developments, and any material changes will be reflected in future periods as they occur.

Goodwill

Goodwill is tested for impairment at the reporting unit level on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment testing requires significant judgment, including the identification of reporting units, the assignment of assets and liabilities to those units, and the determination of their fair values. Fair value estimates are developed using valuation techniques such as discounted cash flow analyses and market-based approaches, both of which require assumptions regarding future cash flows, long-term growth rates, and discount rates.

Changes in these assumptions, including variations in projected operating performance, market conditions, or the cost of capital, could materially affect the estimated fair values of the reporting units and result in future impairment charges. Because these inputs involve significant estimation uncertainty and are sensitive to economic and industry conditions, goodwill impairment testing represents a critical accounting estimate.

Goodwill Impairment Testing

In fiscal 2025 and 2024, we performed a qualitative assessment for our Fresh reporting unit by evaluating macroeconomic conditions, industry and market conditions, cost factors, overall financial performance compared with prior projections, and other relevant entity-specific events. In fiscal 2025, we also performed a qualitative assessment for our Prepared reporting unit. In fiscal 2024, we performed a quantitative impairment test for our Prepared reporting unit using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis, we utilized a market approach based on observable data for publicly traded comparable companies.

Other than the goodwill impairment charge recorded in fiscal 2024 related to the divestiture of our Fresh Cut Business, management concluded that no goodwill impairment existed for fiscal 2025 or fiscal 2024. Goodwill impairment testing involves significant judgment, including assumptions regarding the number of reporting units, the allocation of assets and liabilities to reporting units, and the determination of fair value, which includes forecasted cash flows and discount rates. Changes in these assumptions could materially affect future goodwill impairment conclusions.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations, expressed as percentages of our total net sales, for the periods indicated:

	Year ended October 31,
	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Gross profit	9.8%	10.2%	10.5%
Selling, general and administrative	6.5%	7.6%	8.0%
Expenses related to Mexican tax matters	0.3%	0.2%	0.5%
Operating income	3.0%	2.5%	2.1%
Foreign currency gain (loss)	0.3%	(0.9)%	0.2%
Interest income	0.5%	0.2%	0.1%
Interest expense	(0.1)%	(0.4)%	(0.4)%
Other income, net	0.2%	0.1%	0.0%
Net income (loss) from continuing operations	3.1%	1.0%	0.9%

This section generally discusses information and results pertaining to the years ended October 31, 2025 and 2024. Information and discussion of results pertaining to the year ended October 31, 2023 and changes in financial condition and results of operations for fiscal 2024 compared to fiscal 2023, to the extent not included herein, can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for fiscal 2024, filed with the SEC on January 14, 2025.

Net Sales

We believe that favorable consumption trends for our products persist, supported by broader consumer shifts toward health and wellness. Per-capita avocado consumption in the United States was approximately nine pounds in 2023–2024 and is estimated to have remained at a similar level in 2024–2025, based on USDA and industry data. This represents an increase of roughly 64% over the past decade, reflecting sustained consumer demand for avocados. As avocados are cholesterol- and sodium-free and are dense in fiber, antioxidants, potassium, and unsaturated fats, we believe consumer preference for nutrient-dense foods will continue to benefit our Fresh and Prepared segments.

Additionally, we believe that demographic changes in the U.S. will continue to support growth in avocado and avocado-based product consumption. According to the U.S. Census Bureau, the Hispanic or Latino population represented approximately 19.8% of the U.S. population in fiscal year 2025, up from 19.5% in the prior year, and continues to expand faster than any other major demographic group. According to the U.S. Census Bureau’s 2023 National Population Projections, the Hispanic population in the United States is expected to continue to grow substantially through 2050, increasing from approximately 64 million in 2020 to nearly 90 million by 2050. Although updated projections indicate a slower rate of growth than prior estimates, the Hispanic population remains one of the fastest-growing demographic groups in the country and continues to represent an expanding consumer base for our products. The total Hispanic population is projected by the Census Bureau to nearly double by 2050. Because per-capita avocado consumption in Mexico and Latin America remains significantly higher than that of the United States, we believe that the steady growth of the U.S. Hispanic population will continue to positively influence domestic avocado demand and related prepared-product categories.

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

In October 2002, the USDA established the Hass Avocado Board to promote the sale of Hass avocados in the U.S. market. This board created a framework for unified funding of promotional activities through assessments on all avocados sold in the United States. Historically, the California Avocado Commission, funded by California avocado growers, has borne the costs of promotional and advertising efforts to support avocado sales. We believe that the incremental funding for promotional and advertising programs in the U.S. will have a positive long-term impact on average selling prices and will benefit our avocado business. During fiscal 2025, 2024, and 2023, we remitted approximately $0.2 million, $2.0 million, and $0.5 million to the California Avocado Commission on behalf of avocado growers. Additionally, we remitted approximately $4.9 million, $5.6 million, and $8.0 million to the Hass Avocado Board in support of these activities. Similarly, in 2013, Avocados From Mexico (AFM) was formed as the marketing arm of the Mexican Hass Avocados Importers Association (MHAIA) and the Association of Growers and Packers of Avocados From Mexico (APEAM). During fiscal 2025, 2024, and 2023, we remitted approximately $3.8 million, $4.3 million, and $5.5 million to APEAM primarily for marketing activities related to Mexican avocados.

We also believe that our other Fresh products, primarily tomatoes, are positioned for future growth. The tomato is the fourth most popular fresh-market vegetable (though a fruit scientifically speaking, tomatoes are often considered a vegetable) behind potatoes, lettuce, and onions in the U.S. Over the past few decades, per capita consumption of tomatoes has been on the rise due primarily to the enduring popularity of salads, salad bars, and submarine sandwiches. Perhaps of greater importance has been the introduction of new and improved tomato varieties, the increased development of hot-house grown tomatoes (such as those grown by our Don Memo affiliate), heightened consumer interest in a wider range of tomatoes, a surge of new immigrants who eat vegetable-intensive diets and expanding national emphasis on health and nutrition.

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

The following tables set forth sales by product category and sales allowances, by segment (dollars in thousands):

	Year ended October 31, 2025			Year ended October 31, 2024
	Fresh	Prepared	Total	Fresh	Prepared	Total

Avocados	$530,707	$—	$530,707	$534,413	$—	$534,413
Tomatoes	35,492	—	35,492	54,660	—	54,660
Papayas	12,470	—	12,470	11,573	—	11,573
Other fresh income	96	—	96	8	—	8
Guacamole	—	77,130	77,130	—	71,468	71,468
Total gross sales	578,765	77,130	655,895	600,654	71,468	672,122
Less: sales allowances	(2,221)	(5,240)	(7,461)	(3,030)	(7,548)	(10,578)
Net sales	$576,544	$71,890	$648,434	$597,624	$63,920	$661,544

	Year ended October 31, 2024			Year ended October 31, 2023
	Fresh	Prepared	Total	Fresh	Prepared	Total

Avocados	$534,413	$—	$534,413	$466,385	$—	$466,385
Tomatoes	54,660	—	54,660	54,669	—	54,669
Papayas	11,573	—	11,573	10,432	—	10,432
Other fresh income	8	—	8	100	—	100

Guacamole	—	71,468	71,468	—	73,068	73,068
Salsa	—	—	—	—	796	796
Total gross sales	600,654	71,468	672,122	531,586	73,864	605,450
Less: sales allowances	(3,030)	(7,548)	(10,578)	(4,190)	(7,158)	(11,348)
Net sales	$597,624	$63,920	$661,544	$527,396	$66,706	$594,102

The following table summarizes our net sales by business segment (dollars in thousands):

	2025	Change	2024	Change	2023

Net sales:
Fresh	$576,544	(4)%	$597,624	13%	$527,396
Prepared	71,890	12%	63,920	(4)%	66,706
Total net sales	$648,434	(2)%	$661,544	11%	$594,102

As a percentage of sales:
Fresh	89%		90%		89%
Prepared	11%		10%		11%
	100%		100%		100%

Summary

Net sales for the year ended October 31, 2025, decreased by $13.1 million, or approximately 2 percent, compared to fiscal 2024. This decrease was driven by lower sales in the Fresh segment, partly offset by higher sales in the Prepared segment.

Fresh segment net sales declined primarily because of lower sales volumes in avocados and tomatoes. Avocado volume was lower for most of fiscal 2025, although the average selling price per carton increased compared to the prior year. Tomato sales decreased meaningfully as the crop was smaller for a substantial portion of the fiscal year and markets were suppressed, including during the middle of the fiscal year. Later in the year, the termination of the 2019 Tomato Suspension Agreement, an agreement between the U.S. Department of Commerce and Mexican tomato producers that suspended the antidumping investigation into fresh tomatoes imported from Mexico in exchange for minimum reference prices and other compliance requirements, and the resulting anti-dumping duties contributed to continued softness in tomato pricing and demand. These factors collectively reduced overall Fresh segment sales.

Prepared segment net sales increased. The improvement was driven by higher volume, continued solid demand from foodservice customers, and a shift in product mix that increased overall pounds sold. Average selling prices were generally stable throughout fiscal 2025.

We remain focused on expanding grower partnerships and strengthening relationships with retail and foodservice customers to support long-term net sales growth across both segments. Our Fresh and Prepared businesses are subject to seasonal trends, which may impact the volume and quality of raw materials sourced in any given quarter.

Fresh Products

Fiscal 2025 vs. Fiscal 2024:

Net sales for the Fresh products business decreased by approximately $21.1 million, or 4%, for the year ended October 31, 2025 compared to the prior year. The decrease was driven primarily by lower tomato sales, partially offset by modest increases in average sales prices per carton of avocados.

Sales of avocados decreased $3.5 million, or less than one percent, for the year ended October 31, 2025, compared to the prior year period. The average avocado sales price per carton increased 9%, largely due to stronger market pricing. Avocado volume decreased 8% for the year ended October 31, 2025, compared to the prior year period.

We expect avocado sales volume to increase in fiscal 2026, driven by new customer recruitment, growth from existing customers, and expanded global sourcing.

Sales of tomatoes decreased by $18.6 million, or 35%, for the year ended October 31, 2025, when compared to the prior year period. This decrease reflects a combination of factors, including the United States’ termination of the 2019 Tomato Suspension Agreement on July 14, 2025, which resulted in the imposition of an approximate 17% anti-dumping duty on most fresh tomatoes imported from Mexico, as well as unfavorable market conditions earlier in the fiscal year. These conditions included weather related impacts, excess supply across major growing regions, and weaker demand in certain U.S. markets, particularly in the Northeast and Midwest. These combined factors contributed to a 30% decrease in tomato volume sold and a 7% decrease in the average sales price per carton for the year ended October 31, 2025.

Fiscal 2024 vs. Fiscal 2023:

Net sales for the Fresh products business increased by approximately $70.2 million, or 13%, for the year ended October 31, 2024 compared to the prior year period. The increase in Fresh product sales during the year ended October 31, 2024 was primarily related to higher sales prices of avocados, partially offset by a decrease in sales of tomatoes.

Sales of avocados increased $68.0 million, or 15%, for the year ended October 31, 2024, compared to the prior year period. The average avocado sales price per carton increased 24% compared to the prior year period. The increase in the sales price per carton was mainly due to higher market values for avocados. The volume of avocados sold for the year ended October 31, 2024 decreased by 8% compared to the prior year period.

Sales of tomatoes decreased by $0.1 million, or 0.3%, for the year ended October 31, 2024, when compared to the prior year period. The decrease in tomato sales was primarily due to a 17% decrease in volume sold, partially offset by a 19% increase in the sales price per carton.

Prepared Products

Fiscal 2025 vs. Fiscal 2024:

Net sales for the Prepared products business increased by approximately $8.0 million, or 12%, for the year ended October 31, 2025, compared to fiscal 2024. This increase was driven primarily by a 11% increase in pounds sold, partially offset by a 1.5% increase in average selling price per pound. Growth reflected expanded sales to existing customers and meaningful new customer wins across retail and foodservice channels in both domestic and international markets. Our avocado squeeze pouch product contributed modestly to the increase in net sales for the fiscal year, supported by its extended shelf life and portion control format.

Fiscal 2024 vs. Fiscal 2023:

Net sales for the Prepared products business decreased by approximately $2.7 million, or 4%, for the year ended October 31, 2024, compared to fiscal 2023. This decrease in Prepared product sales during the year ended October 31, 2024 was primarily related to a change in sales mix.

Net sales for guacamole products decreased $2.0 million, or 3%, for the year ended October 31, 2024, compared to fiscal 2023. During fiscal 2024, compared to fiscal 2023, the volume of frozen products sold as a percentage of total sales increased. Frozen products typically have lower sales prices than their unfrozen counterparts.

Gross Profit

The following table summarizes our gross profit and gross profit percentages by business segment (dollars in thousands):

	2025	Change	2024	Change	2023
Gross profit:
Fresh	$46,309	(16)%	$55,268	9%	$50,534
Prepared	17,354	38%	12,536	4%	12,078
Total gross profit	$63,663	(6)%	$67,804	8%	$62,612

Gross profit percentages:
Fresh	8%		9%		10%
Prepared	24%		20%		18%
Consolidated	10%		10%		11%

Summary

Our cost of goods sold consists predominantly of ingredient costs (including fruit and other food products), packing materials, freight and handling, labor and overhead associated with packing, distributing, and/or preparing food products, as well as other direct expenses related to products sold.

Gross profit decreased by $4.1 million, or 6%, for the year ended October 31, 2025, compared to fiscal 2024. The decline was primarily driven by $5.1 million of discrete costs associated with the FDA detention hold on certain avocado imports from Mexico in the second half of the year, as well as lower tomato volumes and pricing pressure resulting from abundant U.S. tomato supply that reduced import demand.

Prepared segment gross profit increased $4.8 million, or 38%, driven by a 11% increase in pounds sold, continued operating leverage, and lower fruit input costs. This improvement partially offset a $9.0 million, or 16%, decline in Fresh segment gross profit, which reflected lower avocado and tomato volumes and also included the $5.1 million of discrete costs associated with the FDA detention hold noted above.

Fresh products

Fiscal 2025 vs. Fiscal 2024:

During our year ended October 31, 2025, as compared to the prior year period, our Fresh products segment gross profit decreased by $9.0 million or 16%. The decrease in Fresh products gross profit for the year ended October 31, 2025 was primarily driven by lower volumes for both avocados and tomatoes.

●	Avocado gross profit decreased by $9.1 million, or 18%, reflecting lower carton volumes and the impact of $5.1 million in discrete costs associated with the FDA detention hold on certain avocado imports from Mexico in July and August 2025, where the fungicide was present on fruit purchased from a grower and is never applied in Calavo facilities. The detention hold resulted in third-party inspection and testing costs, incremental logistics/handling costs, and inventory write-downs on fruit diverted or sold at distressed prices, which reduced per-carton profitability despite higher average selling prices year-over-year. In addition, during the second half of fiscal 2025, particularly in the fourth quarter, increased avocado supply across multiple sourcing regions created pricing pressure that reduced gross profit per carton compared to the prior year.

●	Tomato gross profits decreased, driven by a 30% decline in carton volume and lower average selling prices. Market conditions earlier in the year were adversely affected by weather related impacts and excess supply across major growing regions, followed by reduced import demand in the United States. These conditions, together with the termination of the 2019 Tomato Suspension Agreement and the resulting 17% anti-dumping duty on most Mexican tomato imports, contributed to continued pricing pressure.

Fiscal 2024 vs. Fiscal 2023:

For the year ended October 31, 2024, compared to the prior year, our Grown (now Fresh) products segment gross profit increased by $4.7 million, or 9%. Gross profit percentages for avocados remained strong at approximately 10% for both fiscal 2024 and 2023. However, tomato gross profits declined to $3.6 million from $4.5 million. While the majority of our tomato sales are made on a consignment basis, we also purchase some tomatoes on the spot market to fulfill specific customer requests. The decrease in tomato gross profit was primarily attributable to higher sales of tomatoes sourced from the spot market, which were less profitable than our traditional consignment tomato sales.

Prepared products

Fiscal 2025 vs. Fiscal 2024:

Gross profit per pound for guacamole products increased during fiscal year 2025 compared to the prior year, reflecting improved operational efficiency and stronger cost management. Prepared segment gross profit increased 38% to $17.4 million, reflecting higher sales volumes, lower fruit input costs, and continued operating efficiencies across the segment.

Fiscal 2024 vs. Fiscal 2023:

The gross profit percentage for guacamole products for the year ended October 31, 2024, was 20%, compared to 18% in the prior year. This increase in gross profit percentage for fiscal 2024 was primarily driven by lower raw fruit costs and lower production expenses.

Selling, general and administrative

	2025	Change	2024	Change	2023

	(Dollars in thousands)
Selling, general and administrative	$42,089	(16)%	$50,038	6%	$47,276
Percentage of net sales	6%		8%		8%

Selling, general and administrative expenses of $42.1 million for the year ended October 31, 2025 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses decreased by $8.0 million, or 16%, for the year ended October 31, 2025 compared to the prior year period. The decrease was driven by an $8.0 million reduction in professional and consulting fees, primarily related to lower legal costs (including reduced FCPA investigation-related legal expenses), a $1.6 million reduction in compensation expenses reflecting lower headcount and severance costs, and a $1.0 million decrease in stock-based compensation, mainly related to our recently retired Chief Executive Officer’s compensation structure, partially offset by $2.3 million of write-offs related to bad debt associated with advances to suppliers.

Selling, general and administrative expenses of $50.0 million for the year ended October 31, 2024 include costs of marketing and advertising, sales expenses (including broker commissions) and other general and administrative costs. Selling, general and administrative expenses increased by $2.8 million, or 6%, for the year ended October 31, 2024 compared to the prior year period. This increase was primarily due to $7.4 million in professional fees related to our internal investigation and a $1.0 million employee incentive accrual. Partially offsetting these increases, is a reduction in severance cost of $1.6 million and $3.0 million in stock-based compensation, from the prior year, related to the departure of our recently retired Chief Executive Officer and other executives.

Foreign currency gain (loss)

	2025	Change	2024	Change	2023

	(Dollars in thousands)
Foreign currency gain (loss)	$1,803	(131)%	$(5,840)	(524)%	$1,378

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

Due to the change in the Mexican peso to the U.S. dollar exchange rates, foreign currency remeasurement gains, net of losses, for the year ended October 31, 2025 and 2023 were $1.8 million and $1.4 million. Foreign currency remeasurements losses, net of gains, for the year ended October 31, 2024 were $5.8 million.

Loss from unconsolidated entities

	2025	Change	2024	Change	2023

	(Dollars in thousands)
Loss from unconsolidated entities	$(214)	(55)%	$(478)	(46)%	$(879)

Loss from unconsolidated entities includes our allocation of earnings or losses from our investments in Don Memo. For the years ended October 31, 2025, 2024 and 2023, we recognized losses of $0.2 million, $0.5 million and of $0.9 million related to Don Memo. See Note 8, Related Party Transactions, for further discussion.

Interest income

	2025	Change	2024	Change	2023

	(Dollars in thousands)
Interest income	$3,240	218%	$1,020	69%	$605
Percentage of net sales	1%		0%		0%

The increase in interest income in fiscal year 2025 as compared to 2024 was primarily due to interest earned on the net proceeds from the sale of the Fresh Cut Business. The increase in interest income in fiscal year 2024 as compared to 2023 was primarily due to interest earned on the net proceeds from the sale of the Fresh Cut Business.

Interest expense

	2025	Change	2024	Change	2023

	(Dollars in thousands)
Interest expense	$827	(71)%	$2,893	22%	$2,371
Percentage of net sales	0%		0%		0%

Interest expense is primarily generated from our line of credit borrowings with Wells Fargo. The decrease in interest expense in fiscal 2025 compared to fiscal 2024 was driven by a lower average debt balance and lower amortization of debt issuance costs. The increase in interest expense in fiscal 2024 compared to fiscal 2023 was due to higher interest rates and a higher average debt balance.

Other income, net

	2025	Change	2024	Change	2023

	(Dollars in thousands)
Other income, net	$1,003	56%	$641	147%	$260
Percentage of net sales	0%		0%		0%

Other income, net includes transactions that are outside of the normal course of operations. For fiscal 2025, as compared to fiscal 2024, the increase in other income, net was due to a $0.7 million recovery of non-CDM Mexican IVA tax. For fiscal 2024, as compared to fiscal 2023, the increase in other income, net was due to $0.3 million recovery of non-CDM Mexican IVA tax.

Provision for income taxes

	2025	Change	2024	Change	2023

	(Dollars in thousands)
Provision for income taxes	$4,646	100%	$2,325	(62)%	$6,148
Effective tax rate	19%		25%		55%

For fiscal 2025 continuing operation, we incurred less than $0.1 million return to provision discrete taxable items. These discrete items were primarily related to the lack of deductibility of certain Mexican tax expenses. In addition, we recognized $2.2 million of provision for income tax benefit during fiscal 2025 related to the other permanent differences and release of valuation allowances.

For fiscal 2024 continuing operation, we incurred $0.5 million return to provision discrete taxable items. These discrete items were primarily related to the lack of deductibility of certain Mexican tax expenses. In addition, we recognized $0.7 million of provision for income tax benefit during fiscal 2024 related to the other permanent differences and release of valuation allowances.

Net income attributable to noncontrolling interest

	2025	Change	2024	Change	2023

	(Dollars in thousands)
Net income attributable to noncontrolling interest	$(174)	235%	$(52)	(86)%	$(377)
Percentage of net sales	(0)%		(0)%		(0)%

For fiscal years 2025, 2024 and 2023, the net income attributable to noncontrolling interest is due to income from Avocados de Jalisco, a related party. See Note 8, Related Party Transactions, for further discussion.

Liquidity and Capital Resources

Cash provided by operating activities was $21.5 million and $24.4 million for fiscal years 2025 and 2024. Cash used in operating activities for fiscal 2023 was $14.5 million. Cash provided by operating activities for fiscal year 2025 reflects primarily our net income of $20.0 million, combined with non-cash activities (depreciation and amortization, non-cash operating lease expense, loss from unconsolidated entities, provision of tomato grower advances, stock-based compensation expense, amortization of debt issuance costs, amortization of the gain on the sale of the Temecula packinghouse, gain on the disposal of property, plant and equipment and deferred income taxes) of $10.2 million which were partially offset by a net effect of changes in operating assets and liabilities of $8.6 million.

Changes in operating assets and liabilities included a decrease in payable to growers of $3.0 million, an increase in other assets of $6.6 million, a decrease in income tax payables of $4.1 million, a decrease in prepaid expenses and other current assets of $1.7 million, a decrease in advances to suppliers of $0.2 million, and a net decrease in accounts payable and accrued expenses of $7.2 million, partially offset by a decrease in accounts receivables of $10.3 million and a decrease in inventories of $0.6 million.

The decrease in accounts payable, accrued expenses and other liabilities is primarily related to the timing of payments. The increase in other assets as of October 31, 2025, when compared to the prior year period, is primarily due to the increase of IVA receivables. The decrease in payable to growers is mostly due to lower tomato volumes. The decrease in our prepaid expenses and other current assets is primarily due to the collection of insurance proceeds related to miscellaneous receivables originating in fiscal year 2024. The decrease in our accounts receivable is due to higher collection rates and lower balances outstanding. Advances to suppliers reflect a decrease primarily due to the provision of a tomato grower advance from the 2021 – 2023 season of $2.3 million. The decrease in income taxes payable is due to a $2.5 million payment of estimated tax liabilities for fiscal year 2025 in the fourth quarter.

Cash used in investing activities was $2.2 million and $10.7 million for fiscal year 2025 and 2023. Cash provided by investing activities was $80.1 million for fiscal year 2024. Fiscal year 2025 cash flows used in investing activities include the purchases of property, plant and equipment of $2.2 million. Fiscal year 2024 cash flows provided by investing activities include the proceeds from the sale of the Fresh Cut Business of $83.0 million, partially offset by the purchases of property, plant and equipment of $2.9 million.

Cash used in financing activities was $15.2 million and $50.4 million for fiscal years 2025 and 2024. Cash provided by financing activities was $24.9 million for fiscal year 2023. Cash used during fiscal year 2025 primarily relates to dividend payments of $14.3 million, long-term obligation and finance lease payments of $0.9 million, and the payment of minimum withholding taxes on net share settlement of equity awards of less than $0.1 million.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations, and amounts available for borrowing under our credit facility. Cash and cash equivalents as of October 31, 2025 and 2024 totaled $61.2 million and $57.0 million. Restricted cash, cash and cash equivalents as of October 31, 2023 totaled $2.9 million. Our working capital at October 31, 2025 was $89.0 million, compared to $85.4 million at October 31, 2024. The increase in working capital primarily reflects higher cash balances.

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

On June 26, 2023, we entered into a credit agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank, National Association, as agent and lender (“Agent” or “Wells Fargo”). The Credit Agreement originally provided for a revolving credit facility of up to $90.0 million (the “Revolving Loans”), along with a capex credit facility of up to $10.0 million (the “Term Loan”).

On August 15, 2024, we entered into a First Amendment to Credit Agreement and Consent with Wells Fargo whereby (i) the original Credit Agreement was amended to reduce the revolving commitments thereunder from $90.0 million to $75.0 million, among other minor adjustments to align the borrowing base with our asset base excluding the Fresh Cut Business (which was sold on August 15, 2024); and (ii) we obtained consent from Agent for entry into the Asset Purchase Agreement and Purchase and Sale Agreement with respect to the sale of the Fresh Cut Business.

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

Borrowings under the Credit Agreement bear interest at a rate per annum equal to an applicable margin, plus, at our option, either a base rate or a secured overnight financing rate (“SOFR”) term rate (which includes a spread adjustment of 0.10% and is subject to a floor of 0.00%). The applicable margin is (i) for Revolving Loans, 0.50% for base rate borrowings and 1.50% for SOFR term rate borrowings, and (ii) for the Term Loan, 1.00% for base rate borrowings and 2.00% for SOFR term rate borrowings.  The credit facility matures on June 26, 2028.

As of October 31, 2025, we were in compliance with the financial covenants in the Credit Agreement, as amended. As of October 31, 2025, approximately $36.0 million was available for borrowing, based on the borrowing base calculation discussed above.

The weighted-average interest rate under the Credit Facility was 8.0% for the fiscal year ended October 31, 2025.  Under the credit facility, we had no amounts outstanding related to the Revolving Loans and Term Loan as of October 31, 2025.

In March 2025, our Board authorized a stock repurchase program of up to $25 million. While no shares have been repurchased to date under this program, the timing and volume of repurchases will depend on market conditions, our capital allocation priorities, and other strategic considerations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk

The commodities we rely on, such as fruits, ingredients, packaging materials, transportation, as well as electricity and natural gas, can experience price volatility due to various external factors, including market fluctuations, availability, weather, currency fluctuations, and changes in governmental regulations and agricultural programs. Such events may lead to reduced supplies of these materials, increased supply costs, or disruptions to our production schedules. Unexpected regulatory actions affecting imported fruit, including inspection detentions or holds related to phytosanitary or pesticide issues, can also increase costs, reduce usable supply, and negatively impact margins. In addition, changes in trade policies, tariffs, or suspension agreements, such as the 2025 termination of the Tomato Suspension Agreement and the resulting anti-dumping duties on most fresh tomatoes imported from Mexico, can reduce import demand and lead to significant pricing and volume volatility.

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

Exchange Rate Risk

A substantial portion of our business operations are based in Mexico. Consequently, a considerable share of our costs and expenses are denominated in Mexican pesos. To meet foreign cash requirements, funds are transferred weekly from our corporate office to Mexico. Currently, we do not utilize derivative instruments to hedge fluctuations in the Mexican peso (“MXN”) to U.S. dollar (“USD”) exchange rates. However, management periodically evaluates the feasibility of employing such instruments. Total foreign currency remeasurement gains for fiscal 2025 and 2023, net of losses, were $1.8 million and $1.4 million. Total foreign currency remeasurements losses for fiscal 2024, net of gains, were $5.8 million.

Fluctuations in exchange rates between MXN and the USD can have complex and, at times, conflicting impacts on our financial results. A strengthening USD or a weaker MXN generally benefits cash flow by reducing the amount of USD we need to transfer to Mexico to fund daily operations. However, a strengthening USD or weaker MXN can result in higher noncash foreign currency translation remeasurement expense. For further information, please see Note 2, Foreign Currency Translation and Remeasurement, in our consolidated financial statements, and the discussion under the heading “Foreign currency gain (loss)” contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K. These impacts do not necessarily offset one another and introduce significant complexity to our financial results and their interpretation.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Calavo Growers, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calavo Growers, Inc. and subsidiaries (the "Company") as of October 31, 2025 and 2024, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the three years in the period ended October 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 14, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Mexican IVA Taxes Receivable — Refer to Note 14 of the financial statements

Critical Audit Matter Description

As of October 31, 2025, the Company’s subsidiary, Calavo de Mexico (“CDM”), has a value-added taxes (“IVA”) receivable of $55.8 million due from the Mexican government. Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2025, there have been delays in the processing of IVA claims by the Mexican tax authorities. The Mexican authorities informed the Company that CDM is not properly documented relative to its declared tax structure and therefore CDM cannot claim the refundable IVA balance. Mexican authorities are also contesting the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations.

Given the significant judgments made by management to determine the Company’s ability to recover the Mexican IVA taxes receivable, performing audit procedures to evaluate the Company’s interpretation and compliance with international tax laws involved significant auditor judgment and use of tax specialists with specialized skills and knowledge, which we have determined to be a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments related to the collectability of the IVA taxes receivable included the following, among others:

•	We tested the effectiveness of the controls over the recoverability of the Mexican IVA taxes receivable.
•	With the assistance of our tax specialists, we evaluated the recoverability of the IVA taxes receivable by evaluating the technical merits and the Company’s interpretation of international tax law, including substantiating that the Company’s declared tax structure is in compliance with Mexican tax regulations.
•	We obtained legal letters from the Company’s tax advisors related to the collectability of the IVA taxes receivable, and evaluated case rulings supporting the recoverability of IVA taxes paid to non-compliant vendors.

Uncertain Tax Position related to 2013 Mexico tax audit — Refer to Note 7 of the financial statements

Critical Audit Matter Description

The Mexican tax authorities assessed the Company in connection with the audit for the 2013 fiscal year outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers, and IVA. The assessment, which includes adjustments for interest, penalties, and inflation, amounts to $3.5 billion Mexican pesos ($187.0 million USD) as of October 31, 2025. The Company filed a Nullity Trial to dismiss the assessment made by the Mexican tax authorities, which was admitted by the Federal Tax Court of Mexico. In accordance with a cumulative probability analysis, the Company concluded that a provision of $11 million remains appropriate as of October 31, 2025.

Given the significant judgments made by management in determining its analysis and accounting for the Company’s uncertain tax position for the 2013 tax matter, performing audit procedures to evaluate the Company’s interpretation of and compliance with international tax laws involved significant auditor judgment and use of tax specialists with specialized skills and knowledge, which we have determined to be a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of whether it is more likely than not that the Company’s tax positions challenged by the Mexican tax authorities will be realized included the following, among others:

•	We tested the effectiveness of the controls over the evaluation of the uncertain tax position related to the 2013 period subject to the Mexico tax audit.
•	With the assistance of our tax specialists, we evaluated the Company’s interpretation of international taw laws and whether the declared tax structure is in compliance with Mexican tax regulations.
•	We obtained legal letters from the Company’s tax advisors related to understanding the advisors current assessment of the tax audit and assessed the technical merits of tax positions taken by the Company.
•	We evaluated the reasonableness of the method, judgment, and assumptions used by the Company in determining the provision recognized to settle the uncertain tax position using a cumulative probability analysis.

/s/ Deloitte & Touche LLP

Los Angeles, California

January 14, 2026

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Calavo Growers, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Calavo Growers, Inc. and subsidiaries (the “Company”) as of October 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2025, of the Company and our report dated January 14, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP
Los Angeles, California
January 14, 2026

CALAVO GROWERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$61,155	$57,031
Accounts receivable, net of allowances of $3,336 (2025) and $3,624 (2024)	31,647	41,909
Inventories	33,604	34,157
Prepaid expenses and other current assets	7,649	9,976
Advances to suppliers	13,075	14,570
Income taxes receivable	2,296	936
Total current assets	149,426	158,579
Property, plant, and equipment, net	49,435	54,200
Operating lease right-of-use assets	16,333	18,316
Investments in unconsolidated entities	2,210	2,424
Deferred income tax assets	8,317	7,473
Goodwill	10,211	10,211
Other assets	56,317	49,916
Total assets	$292,249	$301,119
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$15,353	$18,377
Trade accounts payable	8,374	8,742
Accrued expenses	21,237	28,149
Income tax payable	63	2,767
Mexico tax liability	11,000	11,000
Current portion of operating leases	3,568	3,296
Current portion of finance leases	885	874
Total current liabilities	60,480	73,205
Long-term liabilities:
Long-term portion of operating leases	14,962	17,476
Long-term portion of finance leases	4,051	4,274
Other long-term liabilities	4,198	4,388
Total long-term liabilities	23,211	26,138
Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,855 (2025) and 17,802 (2024) shares issued and outstanding)	18	18
Additional paid-in capital	179,082	177,973
Retained earnings	27,840	22,341
Total Calavo Growers, Inc. shareholders' equity	206,940	200,332
Noncontrolling interest	1,618	1,444
Total shareholders' equity	208,558	201,776
Total liabilities and shareholders' equity	$292,249	$301,119

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended
	October 31,
	2025	2024	2023

Net sales	$648,434	$661,544	$594,102
Cost of sales	584,771	593,740	531,490
Gross profit	63,663	67,804	62,612
Selling, general and administrative	42,089	50,038	47,276
Expenses related to Mexican tax matters	1,963	1,043	3,128
Operating income	19,611	16,723	12,208
Foreign currency gain (loss)	1,803	(5,840)	1,378
Interest income	3,240	1,020	605
Interest expense	(827)	(2,893)	(2,371)
Other income, net	1,003	641	260
Income before income taxes and net income from unconsolidated entities	24,830	9,651	12,080
Provision for income taxes	(4,646)	(2,325)	(6,148)
Net loss from unconsolidated entities	(214)	(478)	(879)
Net income from continuing operations	19,970	6,848	5,053
Net loss from discontinued operations (Note 16)	—	(7,872)	(13,020)
Net income (loss)	19,970	(1,024)	(7,967)
Less: Net income attributable to noncontrolling interest	(174)	(52)	(377)
Net income (loss) attributable to Calavo Growers, Inc.	$19,796	$(1,076)	$(8,344)

Calavo Growers, Inc.’s net income (loss) per share:
Basic
Continuing operations	$1.11	$0.38	$0.26
Discontinued operations	$—	$(0.44)	$(0.73)
Net income (loss) attributable to Calavo Growers, Inc.	$1.11	$(0.06)	$(0.47)

Diluted
Continuing operations	$1.11	$0.38	$0.26
Discontinued operations	$—	$(0.44)	$(0.73)
Net income (loss) attributable to Calavo Growers, Inc.	$1.11	$(0.06)	$(0.47)

Number of shares used in per share computation:
Basic	17,845	17,801	17,750
Diluted	17,897	17,863	17,854

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance, October 31, 2022	17,732	18	171,223	51,115	1,015	223,371
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	29	—	48	—	—	48
Stock-based compensation	—	—	5,210	—	—	5,210
Avocados de Jalisco noncontrolling interest	—	—	—	—	377	377
Dividends declared to shareholders ($0.4875 per share)	—	—	—	(10,433)	—	(10,433)
Net loss attributable to Calavo Growers, Inc	—	—	—	(8,344)	—	(8,344)
Balance, October 31, 2023	17,761	18	176,481	32,338	1,392	210,229
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	41	—	—	—	—	—
Stock-based compensation	—	—	2,160	—	—	2,160
Payments of minimum withholding taxes on net share settlement of equity awards	—	—	(668)	—	—	(668)
Avocados de Jalisco noncontrolling interest	—	—	—	—	52	52
Dividends declared to shareholders ($0.10 per share)	—	—	—	(8,921)	—	(8,921)
Net loss attributable to Calavo Growers, Inc.	—	—	—	(1,076)	—	(1,076)
Balance, October 31, 2024	17,802	18	177,973	22,341	1,444	201,776
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	53	—	—	—	—	—
Stock-based compensation	—	—	1,157	—	—	1,157
Payments of minimum withholding taxes on net share settlement	—	—	(48)	—	—	(48)
Avocados de Jalisco noncontrolling interest	—	—	—	—	174	174
Dividends declared to shareholders (see Note 13)	—	—	—	(14,297)	—	(14,297)
Net income attributable to Calavo Growers, Inc.	—	—	—	19,796	—	19,796
Balance, October 31, 2025	17,855	$18	$179,082	$27,840	$1,618	$208,558

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2025	2024	2023

Cash Flows from Operating Activities:
Net income (loss)	$19,970	$(1,024)	$(7,967)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,483	10,603	17,282
Non-cash operating lease expense	(259)	(1,751)	38
Net loss from unconsolidated entities	214	478	879
Impairment of goodwill	—	9,280	—
Provision of tomato grower advances	2,301	—	—
Divesture of Calavo Salsa Lisa	—	—	624
Gain on sale of Fresh Cut Business	—	(192)	—
Provision for uncollectible Mexican IVA taxes receivable	—	165	2,474
Stock-based compensation expense	1,157	2,160	5,210
Amortization of debt issuance costs	182	286	—
Gain on sale of Temecula packinghouse	(221)	(216)	(216)
Loss on disposal of property, plant, and equipment	141	56	40
Deferred income taxes	(844)	(5,209)	1,851
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	10,262	(6,540)	(2,360)
Inventories	553	(1,886)	(989)
Prepaid expenses and other current assets	1,727	1,557	(5,466)
Advances to suppliers	(206)	714	(1,326)
Income taxes receivable/payable	(4,064)	2,945	3,620
Other assets	(6,583)	2,438	(7,594)
Payable to growers	(3,024)	3,589	(5,435)
Trade accounts payable, accrued expenses and other liabilities	(7,247)	6,966	(15,131)
Net cash provided by (used in) operating activities	21,542	24,419	(14,466)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(2,151)	(2,890)	(10,694)
Proceeds received from Fresh Cut Business Sale	—	83,000	—
Net cash provided by (used in) investing activities	(2,151)	80,110	(10,694)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(14,288)	(8,921)	(10,433)
Proceeds from revolving credit facility	—	85,252	256,912
Payments on revolving credit facility	—	(120,276)	(223,089)
Payments of debt issuance cost	—	(148)	(693)
Payments of minimum withholding taxes on net share settlement of equity awards	(48)	(668)	—
Proceeds from term loan	—	—	4,063
Payments on term loan	—	(4,063)	—
Payments on long-term obligations and finance leases	(931)	(1,526)	(1,930)
Proceeds from stock option exercises	—	—	48
Net cash provided by (used in) financing activities	(15,267)	(50,350)	24,878
Net increase (decrease) in cash, cash equivalents	4,124	54,179	(282)
Cash, cash equivalents, beginning of period	57,031	2,852	3,134
Cash, cash equivalents, end of period	$61,155	$57,031	$2,852
Supplemental Information:
Cash paid during the year for:
Interest	$827	$2,637	$2,492
Income taxes	$7,880	$2,292	$1,492

Noncash Investing and Financing Activities:
Right of use assets obtained in exchange for new financing lease obligations	$719	$641	$2,814
Settlement of Agricola Belher infrastructure advance offset against payable to growers	$600	$606	$928
Property, plant, and equipment included in trade accounts payable and accrued expenses	$11	$51	$1,794

See accompanying notes to consolidated financial statements.

CALAVO GROWERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the business

Business

Calavo Growers, Inc. (referred to in this report as “Calavo”, the “Company”, “we”, “us” or “our”), is a global leader in the sourcing, packing and distribution of fresh avocados, tomatoes and papayas, and the processing of guacamole and other avocado products. Drawing on decades of expertise with fresh and prepared produce, we deliver a broad portfolio of products to retail grocers, club and mass-merchandise stores, foodservice operators and wholesalers worldwide. We procure avocado products from California, Mexico and other key growing regions. Across our operating facilities, we (i) sort, pack, ripen and ship avocados, tomatoes and Hawaiian-grown papayas, all of which we procure primarily from independent growers, and (ii) process and package fresh and frozen guacamole. Our products are distributed both domestically and internationally. We report our operations in two different business segments: Fresh and Prepared.

In the first quarter of fiscal 2025, we renamed our “Grown” reportable segment to “Fresh” to better reflect our activities; the change did not affect the segment’s composition, financial results, or internal performance metrics. We report results under two segments: Fresh and Prepared. The Fresh segment consists of fresh avocados, tomatoes and papayas. The Prepared segment consists of guacamole sold at retail and foodservice as well as avocado pulp sold to foodservice. See Note 10 to our consolidated financial statements for further information about our business segments.

During the year ended October 31, 2024, management concluded that the Fresh Cut Business met the requirements to be classified as held for sale and discontinued operations. As a result, the financial results of that business are reported as discontinued operations in the accompanying statements of operations, and its assets and liabilities are reflected as amounts held for sale in the accompanying balance sheets. The Company's reporting segments have also been changed for the effects of the divestiture, as described in Note 10. For more information, see Note 16.

We completed the sale of our Fresh Cut Business and related real estate on August 15, 2024 for $83.0 million, subject to various closing adjustments. The Fresh Cut Business represents substantially all of the business of the Prepared segment other than the guacamole business, which has been retained following the sale. For more information, see Note 17.

2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the U.S.

Our consolidated financial statements include the accounts of i) Calavo Growers, Inc., ii) our wholly owned subsidiaries, Calavo de Mexico S.A. de C.V. (“CDM”), Calavo Growers de México, S. de R.L. de C.V. (“Calavo Growers de México”), Parcelas Esmeraldas de Mexico S.A. de C.V. (“PEM”), Maui Fresh International, Inc. (“Maui”), Hawaiian Sweet, Inc. (“HS”), CW Hawaii Pride, LLC (“HP”), and RFG 2D, LLC (formerly known as Renaissance Food Group, LLC or RFG, including its wholly-owned subsidiaries) and iii) Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”), in which we have an 83% ownership interest. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to valuation allowances for accounts, goodwill, grower advances, inventories, long-lived assets, stock-based compensation, promotional allowances and income taxes. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

We consider all highly liquid financial instruments purchased with an original maturity date of three months or less to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of non-trade receivables, infrastructure advances and prepaid expenses. Non-trade receivables were $2.7 million and $4.2 million at October 31, 2025 and 2024.  Included in non-trade receivables are $2.3 million and $2.0 million related to the current portion of non-CDM Mexican IVA (i.e. value-added) taxes at October 31, 2025 and 2024 (See Note 14). Infrastructure advances are discussed below. Prepaid expenses totaling $2.6 million and $3.5 million at October 31, 2025 and 2024, are primarily for insurance, rent and other items.

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

The total allowance for estimated uncollectable accounts receivable balances and customer deductions were $3.3 million and $3.6 million as of October 31, 2025 and 2024.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed on a monthly weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs. Costs included in inventory primarily include the following: fruit, picking and hauling, overhead, labor, materials and freight.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are stated at cost and amortized over the lesser of their estimated useful lives or the term of the lease, using the straight-line method. Estimated useful lives are as follows:

●	Buildings and improvements - 7 to 50 years;
●	Leasehold improvements - the lesser of the term of the lease or 7 years;
●	Equipment - 7 to 25 years; and
●	Information systems hardware and software – 3 to 10 years.

Significant repairs and maintenance that increase the value or extend the useful life of our fixed assets are capitalized. Ongoing maintenance and repairs are charged to expense.

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

As a result of the Fresh Cut Business being classified as held for sale and discontinued operations in fiscal year 2024, goodwill related to our Prepared segment was allocated between our Fresh Cut and guacamole businesses based on the relative fair value of the disposal group and the portion of the reporting unit to be retained as of the date of the assets held for sale determination. The relative fair value was determined based on a discounted cash flow analysis, which included estimates to assumptions such as the weighted-average cost of capital, revenue growth rates, and profitability assumptions. Prior to the goodwill reallocation, an impairment assessment was performed which indicated no impairment to the Company’s reporting units. During our fiscal third quarter of 2024, given the sale of our Fresh Cut Business was pending, we evaluated whether it was more likely than not that the carrying value of the Fresh Cut Business exceeded its fair value. We performed an impairment analysis in which the fair value was estimated based on the arm’s length sale price. Accordingly, the Company recorded a goodwill impairment charge of $9.3 million during the quarter ended July 31, 2024 as a result of the ongoing negotiations and finalization of the sale price (See Note 16).

In fiscal 2025 and 2024, we performed a qualitative assessment for our Fresh reporting unit by evaluating macroeconomic conditions, industry and market conditions, cost factors, overall financial performance compared with prior projections, and other relevant entity-specific events. In fiscal 2025, we also performed a qualitative assessment for our Prepared reporting unit. In fiscal 2024, we performed a quantitative impairment test for our Prepared reporting unit using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analyses, we utilized a market approach based on observable market data for publicly traded comparable companies. Other than the goodwill impairment charge of $9.3 million, discussed above, the Company concluded that no additional goodwill impairment charges were identified for the fiscal years ended October 31, 2025, 2024, and 2023. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units which include forecasted cash flow. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.

Long-lived Assets

Long-lived assets, including fixed assets and intangible assets (other than goodwill), are continually monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. For the balance sheet dates presented, the Company performed an annual assessment of long-lived assets and determined that no impairment existed as of each of October 31, 205 and 2024.

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

In December 2014, Calavo formed a wholly-owned subsidiary Calavo Growers de México, S. de R.L. de C.V. (“Calavo Growers de México”).  In July 2015, Calavo Growers de México entered into a Shareholder Agreement with Grupo Belo del Pacifico, S.A. de C.V., (“Belo”) a Mexican company owned by Agricola Belher, to form Agricola Don Memo, S.A. de C.V. (“Don Memo”). Don Memo, a Mexican corporation formed in July 2013, is engaged in the business of owning and improving land in Jalisco, Mexico for the growing and sale of tomatoes and other produce. Belo and Calavo Growers de México each have an equal one-half ownership interest in Don Memo. Pursuant to a management service agreement, Belo, through its officers and employees, has day-to-day power and authority to manage the operations. This investment contribution represents Calavo Growers de México’s 50% ownership in Don Memo, which is included in investment in unconsolidated entities on our balance sheet. We use the equity method to account for this investment. As of October 31, 2025 and 2024, we had an investment of $2.2 million and $2.4 million in Don Memo.

Advances to Suppliers

We advance funds to third-party growers primarily in Mexico for various farming needs. Typically, we obtain collateral (i.e. fruit, fixed assets, etc.) that approximates the value at risk, prior to making such advances. We continuously evaluate the ability of these growers to repay advances in order to evaluate the possible need to record an allowance. No such allowance was required at October 31, 2025 and 2024.

Pursuant to our distribution agreement with Agricola Belher (“Belher”) of Mexico, a producer of fresh vegetables, primarily tomatoes, for export to the U.S. market, Belher agreed, at their sole cost and expense, to harvest, pack, export, ship, and deliver tomatoes exclusively to our Company, primarily to the facility we use in Arizona. In exchange, we agreed to sell and distribute such tomatoes, make advances to Belher for operating purposes, provide additional advances as shipments are made during the season (subject to limitations, as defined), and return the proceeds from such tomato sales to Belher, net of our commission and aforementioned advances. These advances will be collected through settlements, typically by the end of each year. As of October 31, 2025 and 2024, we had total advances, net of tomato liabilities, of $5.2 million and $5.1 million to Belher pursuant to this agreement, which are recorded in advances to suppliers.

Similar to Belher, we make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from such tomato sales to Don Memo, net of our commission and aforementioned advances. As of October 31, 2025 and 2024, we had total advances, net of tomato liabilities of $7.9 million and $7.7 million to Don Memo, which is recorded in advances to suppliers, net of tomato liabilities from the sales of tomatoes. During fiscal 2025, we recorded an allowance for credit losses of approximately $0.5 million related to these advances.

We also have a distribution agreement with a tomato grower, Exportadora Silvalber (“Silvalber”), similar to our agreements with Belher and Don Memo. As of October 31, 2024 the company had advances to Silvalber of $1.8 million associated with a tomato program from fiscal years 2021 through 2023. During the year ended October 31, 2025 the Company determined that the advance of $1.8 million advance was not recoverable and recorded a charge to selling, general and administrative expense during the year ended October 31, 2025.

Infrastructure Advances

Pursuant to our infrastructure agreements, we make advances to be used solely for the acquisition, construction, and installation of improvements to and on certain land owned/controlled by Belher and Don Memo, as well as packing line equipment.

In October 2020, we entered into an infrastructure loan agreement with Don Memo for $2.4 million secured by Don Memo’s property and equipment. This infrastructure loan accrues interest at 7.25%. In October 2020, we advanced $0.7 million related to this loan agreement. We advanced an additional $0.7 million and $0.6 million in the first, and second quarters of fiscal 2021. As of each of October 31, 2025 and 2024, we had a total balance outstanding of $1.6 million (included in prepaids and other current assets), the balance is expected to be paid over the course of fiscal year 2026.

In July 2021, we made a bridge loan of $3.5 million to Belher. This loan is secured by certain farmland in Mexico and accrues interest at 10%. In the first quarter of fiscal 2024, this loan was amended to be due with installments of $0.6 million on July 31, 2024, $0.6 million on July 31, 2025 and $0.5 million on July 31, 2026. As part of this amended loan agreement, we can withhold payments on both the infrastructure advances and the bridge loan through the netting the amount due against the grower payable due to Belher. For each of the years ended October 31, 2025 and 2024, we withheld $0.6 million from payments to Belher to offset the bridge loan repayments. As of October 31, 2025, the remaining bridge loan was recorded as $0.5 million in prepaid expenses and other current assets. As of October 31, 2024, the remaining bridge loan was recorded as $1.1 million, consisting of $0.6 million in prepaid expenses and other current assets and $0.5 million in other assets.

Accrued Expenses

Included in accrued expenses are liabilities related to the receipt of goods and/or services for which an invoice has not yet been received, as well as employee-related expenses. Liabilities related to the receipt of goods and/or services for which an invoice has not yet been received totaled approximately $5.5 million and $12.0 million for the years ended October 31, 2025 and 2024. Employee-related expenses included in accrued expenses totaled approximately $6.6 million in fiscal year 2025 and $6.5 million in fiscal year 2024, primarily related to wages payable, accrued vacation, retirement plan contributions payable, employee benefit payables, discretionary bonus accruals, accrued profit-sharing, and other minor amounts.

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

Revenue Recognition

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of net consideration expected to be received in exchange for transferring products. Revenue from product sales is governed primarily by customer pricing and related purchase orders (“contracts”) which specify shipping terms and certain aspects of the transaction price including variable considerations such as rebates, discounts and other sales incentives. Contracts are at standalone pricing. The performance obligation in these contracts is determined by each of the individual purchase orders and the stated quantities, with revenue being recognized at a point in time when obligations under the terms of the agreement are satisfied. This generally occurs with the transfer of control of our products to the customer and the product is delivered. The Company's customers have an implicit and explicit right to return non-conforming products. A provision for payment discounts and product return allowances, which is estimated, is recorded as a reduction of sales in the same period that the revenue is recognized.

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

Customers

We sell to retail grocery, foodservice, club stores, mass merchandisers, food distributors and wholesale customers. Our top ten customers accounted for approximately 51%, 50% and 60% of our consolidated net sales in fiscal years 2025, 2024 and 2023. Sales to our largest customer represented approximately 14%, 12%, and 12% of net sales in each of fiscal years 2025, 2024, and 2023. In fiscal year 2023, a second customer accounted for approximately 10% of net sales. No other single customer accounted for more than 10% of our net sales in any of the last three fiscal years.

Shipping and Handling

We include shipping and handling fees billed to customers in net sales. Amounts incurred by us for freight are included in cost of goods sold.

Consignment Arrangements

We frequently enter into consignment arrangements with avocado and tomato growers and packers located outside of the U.S. and growers of certain perishable products in the U.S. Although we generally do not take legal title to these avocados and perishable products, we do assume responsibilities (principally assuming credit risk, inventory loss and delivery risk, and pricing risk) that are consistent with acting as a principal in the transaction. Accordingly, the accompanying financial statements include sales and cost of sales from the sale of avocados and perishable products procured under consignment arrangements. Amounts recorded for each of the fiscal years ended October 31, 2025, 2024 and 2023 in the financial statements pursuant to consignment arrangements are as follows (in thousands):

	2025	2024	2023

Sales	$55,176	$71,921	$56,811
Cost of Sales	49,765	64,242	51,937
Gross Profit	$5,411	$7,679	$4,874

Advertising Expense

Advertising costs are expensed when incurred and are generally included as a component of selling, general and administrative expense. Such costs were approximately $0.3 million, $0.3 million and $0.4 million for fiscal years 2025, 2024, and 2023.

Research and Development

Research and development costs are expensed as incurred and are generally included as a component of selling, general and administrative expense. Total research and development costs for each of the fiscal years 2025, 2024 and 2023 were less than $0.1 million.

Restructuring Costs

Restructuring costs are expensed as incurred and are generally included as a component of selling, general and administrative expense. For the year ended October 31, 2022, we initiated an enterprise-wide strategic business review conducted for the purpose of restructuring to improve the profitability of the organization and efficiency of our operations. As a result of this initiative, the Company recognized restructuring costs of $1.0 million and $5.5 million for the years ended October 31, 2024 and 2023, primarily related to management recruiting and severance. The Company did not incur restructuring costs during the fiscal year ended October 31, 2025.

Other Income

Included in other income is the recovery of IVA refunds totaling $0.7 million, $0.3 million, and $0.6 million for fiscal years 2025, 2024 and 2023.

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

Basic and diluted net income (loss) per share is calculated as follows (in thousands, except per share data):

	Year ended October 31,
	2025	2024	2023
Numerator:
Net income from continuing operations	$19,970	$6,848	$5,053
Less: Net income attributable to noncontrolling interest	(174)	(52)	(377)
Net income from continuing operations attributable to Calavo Growers, Inc.	19,796	6,796	4,676
Net loss from discontinued operations (Note 16)	—	(7,872)	(13,020)
Net income (loss) attributable to Calavo Growers, Inc.	$19,796	$(1,076)	$(8,344)

Denominator:
Weighted average shares - Basic	17,845	17,801	17,750
Effect on dilutive securities – Restricted stock/units/options	52	62	104
Weighted average shares - Diluted	17,897	17,863	17,854

Net income from continuing operations
Basic	$1.11	$0.38	$0.26
Diluted	$1.11	$0.38	$0.26

Net loss from discontinued operations (Note 16)
Basic	$—	$(0.44)	$(0.73)
Diluted	$—	$(0.44)	$(0.73)

Net income (loss) per share attributable to Calavo Growers, Inc:
Basic	$1.11	$(0.06)	$(0.47)
Diluted	$1.11	$(0.06)	$(0.47)

For the fiscal year ended October 31, 2025, diluted weighted-average shares outstanding include 52,000 incremental common stock equivalents related to restricted stock units, performance-based restricted stock units, and stock options, as calculated under the treasury-stock method. For the fiscal years ended October 31, 2024 and 2023, 62,000 shares and

104,000 shares of common stock equivalents were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

Stock-Based Compensation

We account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in our statements of operations. We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest. Forfeitures are accounted for in the period they occur.

For the years ended October 31, 2025, 2024 and 2023, we recognized compensation expense of $1.2 million, $2.2 million, and $5.2 million related to stock-based compensation (See Note 12). For our restricted stock awards, the value of the stock-based compensation was determined from quoted market prices at the date of the grant. For our stock option awards, we measure the fair value of our stock options awards using the Black-Scholes-Merton and lattice-based option valuation models.

Foreign Currency Translation and Remeasurement

Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries is the United States (U.S.) dollar. As a result, monetary assets and liabilities are remeasured into U.S. dollars at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Sales and expenses are measured using a weighted-average exchange rate for the period. Total foreign currency remeasurement gains for fiscal 2025 and 2023, net of losses, were $1.8 million and $1.4 million. Total foreign currency remeasurements losses for fiscal 2024, net of gains, was $5.8 million.

Fair Value of Financial Instruments

We believe that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximate fair value based on either their short-term nature or on terms currently available to the Company in financial markets. Due to current market rates, we believe that our fixed-rate long-term obligations and finance leases have nearly the same fair value and carrying value of approximately $4.9 million and $5.1 million as of October 31, 2025 and 2024.

Derivative Financial Instruments

We were not a party to any material derivative instruments during the fiscal year. It is currently our intent not to use derivative instruments for speculative or trading purposes. Additionally, we do not use any hedging or forward contracts to offset market volatility.

Recently Issued Accounting Standards

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Topic 350-40): Targeted Improvements”. This ASU provides updated guidance clarifying the capitalization of costs related to internal-use software, including enhanced guidance on cloud computing arrangements. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this standard on its accounting for internal-use software development costs.

In August 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Trade Receivables and Contract Assets”. This ASU provides a practical expedient and accounting policy election to allow entities to measure expected credit losses on certain trade receivables and contract assets using a provision matrix approach. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its credit loss estimation methodology.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which expands interim and annual requirements to include disclosure about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance will be effective for annual periods beginning after December 15, 2026, with either retrospective or prospective application. The ASU allows for early adoption of these requirements. The Company is currently evaluating the potential effect that this ASU will have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures”. This ASU amends Accounting Standards Codification (“ASC”) 740 to enhance the nature of disclosures for income taxes. Specifically, the ASU requires public business entities to disclose additional information in categories defined within the ASU within the reconciliation of the effective tax rate to the statutory rate for federal, state and foreign income taxes. Additionally, the ASU requires disclosure of taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes. ASU 2023-09 is effective for years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential effect that this ASU will have on its financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which expands annual and interim reportable segment disclosures, including enhanced disclosures regarding significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance in the current fiscal year, and the adoption did not have a material impact on its consolidated financial statements; however, it resulted in expanded segment disclosure requirements.

Noncontrolling Interest

The following tables reconcile shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands).

	Year ended October 31,
Avocados de Jalisco noncontrolling interest	2025	2024

Noncontrolling interest, beginning	$1,444	$1,392
Net income attributable to noncontrolling interest of Avocados de Jalisco	174	52
Noncontrolling interest, ending	$1,618	$1,444

3. Inventories

Inventories consist of the following (in thousands):

	October 31,
	2025	2024

Fresh fruit	$17,802	$20,002
Packing supplies and ingredients	7,423	6,936
Finished prepared foods	8,379	7,219
Total	$33,604	$34,157

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

4. Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	October 31,
	2025	2024

Land	$8,194	$8,201
Buildings and improvements	30,096	30,404
Leasehold improvements	3,490	3,490
Equipment	79,075	79,735
Information systems - hardware and software	9,890	10,582
Construction in progress	1,073	133
	131,818	132,545
Less accumulated depreciation and amortization	(82,383)	(78,345)
	$49,435	$54,200

Depreciation expense was $5.9 million, $6.6 million and $6.7 million for fiscal years 2025, 2024, and 2023. Included in property, plant, and equipment are finance leases, see Note 15 for additional information regarding finance leases. Amortization of finance leases was $1.0 million, $1.0 million and $0.8 million for fiscal years 2025, 2024, and 2023.

5. Other Assets

Other assets consist of the following (in thousands):

	October 31,	October 31,
	2025	2024
Mexican IVA (i.e., value-added) taxes receivable, net (see Note 14)	$55,781	$48,739
Infrastructure advances	—	467
Other	536	710
Total	$56,317	$49,916

6. Revolving Credit Facilities

On June 26, 2023, Calavo and certain subsidiaries entered into a credit agreement (as amended, the “Credit Agreement”) by and among Calavo, certain subsidiaries of Calavo as guarantors, and Wells Fargo Bank, National Association, as agent and lender (“Agent”). The Credit Agreement originally provided for a revolving credit facility of up to $90.0 million (the “Revolving Loans”), along with a capex credit facility of up to $10.0 million (the “Term Loan”, and together with the Revolving Loans, the “Credit Facility”).

On August 15, 2024, in conjunction with its sale of the Fresh Cut Business, Calavo and certain of its subsidiaries (collectively, the “Borrower”) entered into a First Amendment to Credit Agreement and Consent with Wells Fargo Bank, National Association, as agent and lender (“Agent”), whereby (i) the original Credit Agreement was amended to (A) reduce the revolving commitments thereunder from $90.0 million to $75.0 million and (B) reduce the machinery and equipment subline of the loans from $6.8 million to $1.7 million, and to reduce the related monthly amortization on such subline from $80,952 to $24,335, and (ii) the Borrower obtained consent from Agent for entry into the Asset Purchase Agreement and Purchase and Sale Agreement relating to the sale of the Fresh Cut Business.

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

Borrowings under the Credit Agreement bear interest at a rate per annum equal to an applicable margin, plus, at Calavo’s option, either a base rate or a secured overnight financing rate (“SOFR”) term rate (which includes a spread adjustment of 0.10% and is subject to a floor of 0.00%). The applicable margin is (i) for Revolving Loans, 0.50% for base rate borrowings and 1.50% for SOFR term rate borrowings, and (ii) for the Term Loan, 1.00% for base rate borrowings and 2.00% for SOFR term rate borrowings. The Credit Facility matures on June 26, 2028 (the “Maturity Date”). Calavo may voluntarily prepay loans under the Credit Facility, in whole or in part, without premium or penalty. Subject to the terms and conditions set forth in the Credit Agreement, Calavo may be required to make certain mandatory prepayments prior to the Maturity Date.

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

As of October 31, 2025, we were in compliance with the financial covenants, and we expect to remain in compliance for the next 12 months. As of October 31, 2025, approximately $36.0 million was available for borrowing based on the borrowing base calculation discussed above.

The weighted-average interest rate under the Credit Facility was 8.0% and 7.2% for fiscal year ended October 31, 2025 and October 31, 2024.  Under the Credit Facility, as of October 31, 2025 and October 31, 2024, we had no amounts outstanding related to the Revolving Loans or Term Loan. In August 2024, we fully repaid the Term Loan with proceeds from the sale of the Fresh Cut Business. Amounts are no longer available to be drawn from such Term Loan and we will accordingly have no further amortization of this Term Loan.

As of October 31, 2023, in connection with the Credit Facility, we had temporarily posted cash collateral to satisfy certain collateral requirements related to our transition between banks providing letters of credit related to our workers compensation insurance policies. Accordingly, as of October 31, 2023, we had $0.8 million in restricted cash and $3.0 million of prepaid and other current assets related to this transition. As of October 31, 2025 and October 31, 2024, we no longer have restricted cash nor prepaid and other current assets related to our workers compensation insurance policies outstanding. Both have been replaced by standby letters-of-credit.

7. Commitments and Contingencies

Commitments and guarantees

We lease facilities and certain equipment under non-cancelable leases expiring at various dates. We are committed to make minimum cash payments under these agreements as of October 31, 2025. See Note 15 for additional details on the type of lease agreements.

We indemnify our directors and have the power to indemnify each of our officers, employees and other agents, to the maximum extent permitted by applicable law. No amounts have been accrued in the accompanying financial statements related to these indemnifications.

In conjunction with the sale of the Fresh Cut Business on August 15, 2024, the Company assigned leases resulting in the Company being relieved of its primary obligation under these leases. As a result of these lease assignments, the buyer is the primary obligor under the leases, with the Company secondarily liable as a guarantor. If the buyer should fail to perform under a lease, the Company could be liable to fulfill any remaining lease obligation. The leases have an estimated remaining average term of 5.8 years as of October 31, 2025. The resulting maximum exposure includes $28.0 million of undiscounted future minimum base rent payments under these leases, and the Company may be obligated for variable lease payments, including common area maintenance, taxes, insurance and other charges, for the remainder of the lease terms. This amount represents the maximum known potential liability of rent payments under the leases, but outstanding rent payments can exist outside of our knowledge as a result of the landlord and tenant relationship being between two third parties. The Company does not believe it is probable that it will be required to satisfy these obligations.

Compliance matters

In January 2024, our internal audit process identified certain compliance matters, including potential issues under the Foreign Corrupt Practices Act (“FCPA”), that were referred to the Audit Committee. The Audit Committee established a Special Committee to investigate these matters with the support of outside legal counsel and forensic accountants. The matters related in part to our operations in Mexico and were voluntarily disclosed to the SEC and the DOJ. On September 2, 2025, the DOJ notified the Company that it had closed its inquiry. On December 22, 2025, we received a letter from the staff of the SEC advising that the staff has concluded its investigation and, based on the information available as of that date, does not intend to recommend an enforcement action against us. Based on information currently available, we do not expect these matters to have a material effect on our financial condition or results of operations.

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

In July 2018, a local office of the SAT issued a final tax assessment (the “2013 Assessment”) totaling approximately $2.6 billion Mexican pesos (which included adjustments for interest, penalties, and inflation, and equals $141.2 million USD at October 31, 2025) related to a fiscal 2013 tax audit.  This amount has been adjusted since the final tax assessment amount for interest, penalties, and inflation as of October 31, 2025 to the amount of $3.5 billion Mexican pesos ($187.0 million USD).  Additionally, the tax authorities have determined that we owe our employees profit-sharing liability, totaling approximately $118 million Mexican pesos (approximately $6.4 million USD at October 31, 2025). In August 2018, we filed an Administrative Appeal on the 2013 Assessment, appealing our case to the SAT’s central legal department in Michoacan.

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

On August 20, 2021 CDM filed a Nullity Trial (the “Nullity Trial”) with the Federal Tax Court of Mexico, which strongly contested that the notifications made by the SAT to CDM and its designated advisors related to the resolution of the Administrative Appeal in March 2021, ass were not legally communicated. In addition, the Nullity Trial asserts the same matters central to the Reconsideration, as described above, as wrongly concluded in the resolution of the Administrative Appeal.

On October 13, 2023, the Company filed an extension of the Nullity Trial filed on August 20, 2021, as a result of the response to the lawsuit filed by the SAT, pointing out that the SAT’s resolution is unlawful due to improper substantiation and motivation, because of the following:

●	The QR Code does not allow the company to verify the veracity of the document,
●	The notification of the tax assessment was not sent to the phone number indicated by the company, when the Tax Authority was obliged to do so, among others.

On November 14, 2023, the Federal Tax Court in Mexico acknowledged the admission of the extension to the lawsuit. Additionally, in November 2024, the Reconsideration and related Injunction action were finalized. The tax authority determined that the filing of the Reconsideration was not legally viable, citing the existence of a concurrent legal remedy, the Nullity Trial. Furthermore, the SAT noted a presumption that the Nullity Trial was filed within the required timeframe, as evidenced by its admission by the Federal Tax Court.

In August 2025, a Federal Court in Mexico formally recognized CDM as operating as a maquiladora. This ruling relates to the IVA refund request covering the period from January to June 2013. We believe this ruling strengthens our position in the Nullity Trial and supports our arguments with respect to the 2013 Assessment.

These determinations may be considered by the Federal Tax Court in connection with the Nullity Trial.

While we continue to believe that the tax assessment for fiscal year 2013 is completely without merit, and that we will prevail on the Nullity Trial in the Federal Tax Court, we also believe that it is in the best interest of CDM and the Company to settle the 2013 Assessment as quickly as possible. In accordance with our cumulative probability analysis on uncertain tax positions, settlements made by the SAT in other cases, the 2011 tax assessment settlement reached by CDM with the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico, and the value of CDM assets, we recorded a provision of $11 million, in the third quarter of fiscal year 2021, as a discrete item in Provision for Income Taxes. The provision includes estimated fines, interest and inflationary adjustments.

We believe that this provision remains appropriate as of October 31, 2025 based on our cumulative probability analysis. We incurred $2.0 million of related professional fees for the year ended October 31, 2025, which have been recorded in Expenses related to Mexican Tax matters on the consolidated statements of operations.

Fiscal Years 2019 and 2020 Audits

In addition to the 2013 Assessment described above, the Mexican tax authorities initiated an income tax audit of our subsidiary, CDM, for fiscal years 2019 and 2020 during the third quarter of fiscal 2025. The audits for fiscal years 2019 and 2020 are related. Under Mexican tax procedures, when the period available to audit a particular year is nearing expiration, the tax authorities may open an audit of a subsequent year to preserve their ability to review that year. As a result, the audits for fiscal years 2019 and 2020 are being evaluated together and both focus on whether CDM is properly classified as a maquiladora for Mexican tax purposes.

We have responded to all information requests issued by the tax authorities in connection with the fiscal year 2020 audit. To date, the tax authorities have not issued formal conclusions for fiscal year 2020, as they are considering their position with respect to the fiscal year 2019 audit, which is currently before the Mexican taxpayer advocacy authority, PRODECON.

As of October 31, 2025, no other fiscal years are under audit by the Mexican tax authorities, other than fiscal years 2013, 2019, and 2020.

Litigation

From time to time, we are also involved in litigation arising in the ordinary course of our business that we do not believe will have a material adverse impact on our financial statements. This includes the legal proceedings described above. We do not believe that the outcome of any of our current legal proceedings will have a material adverse impact on our business, financial condition and results of operations.

8. Related-Party Transactions

Board of Directors and Chief Executive Officer

Certain members of our Board of Directors market California avocados through Calavo pursuant to marketing agreements substantially similar to the marketing agreements that we enter with other growers. For the years ended October 31, 2025, 2024, and 2023, the aggregate value of avocados procured from entities owned or controlled by members of our Board of Directors was $5.4 million, $5.8 million and $2.7 million. As of October 31, 2025, we had $0.5 million in outstanding payables to entities owned or controlled by these Board members. We did not have any amounts payable to the entities owned or controlled by these Board members as of October 31, 2024.

For the years ended October 31, 2025, 2024, and 2023, we procured $8.2 million, $13.2 million and $3.1 million of avocados from entities affiliated with our former Chief Executive Officer, who retired on December 8, 2025. As of October 31, 2025, we had less than $0.1 million in outstanding payables to entities affiliated with our Chief Executive Officer. There were no outstanding payables to entities affiliated with our Chief Executive Officer as of October 31, 2024.

Agricola Don Memo, S.A. de C.V. (“Don Memo”)

In December 2014, Calavo formed a wholly-owned subsidiary, Calavo Growers de México.  In July 2015, Calavo Growers de México entered into a Shareholder Agreement with Belo, a Mexican company owned by Belher, to form Agricola Don Memo, S.A. de C.V. (“Don Memo”). Belo and Calavo Growers de México each received an equal one-half ownership interest in Don Memo in exchange for $2 million each. Pursuant to a management service agreement, Belo, through its officers and employees, has day-to-day power and authority to manage the operations. Therefore, Don Memo is accounted for on the equity method as an unconsolidated entity. Belo is entitled to a management fee payable annually in July of each year. Additionally, Calavo Growers de México is entitled to commission for the sale of produce in Mexico, the U.S., Canada, and any other overseas market.

As of October 31, 2025, 2024 and 2023, we had an investment of $2.2 million, $2.4 million and $2.9 million, representing Calavo Growers de México’s 50% ownership in Don Memo, which is included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. As of October 31, 2025, 2024 and 2023, we had outstanding advances of $7.9 million, $7.7 million and $7.3 million, to Don Memo. As of October 31, 2025, 2024 and 2023, we had a tomato liability of $1.4 million, $3.1 million and $1.5 million, to Don Memo. During the years ended October 31, 2025, 2024 and 2023 we purchased $14.6 million, $14.4 million and $15.8 million, of tomatoes from Don Memo pursuant to our consignment agreement.

In October 2020, we entered into an infrastructure loan agreement with Don Memo for up to $2.4 million secured by certain property and equipment of Don Memo. This infrastructure loan accrues interest at 7.25%. The total outstanding balance related to this infrastructure loan agreement at October 31, 2025 and 2024 was $1.6 million included in prepaids and other current assets, the balance is expected to be paid over the course of fiscal year 2026.

Belher

We make advances to Belher for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. We had grower advances due from Belher of $5.2 million, $5.1 million and $5.4 million as of October 31, 2025, 2024 and 2023.

In July 2021, we made a bridge loan of $3.5 million to Belher. This loan is secured by certain farmland in Mexico and accrues interest at 10%. In the first quarter of fiscal 2024, this loan was amended to be due with installments of $0.6 million on July 31, 2024, $0.6 million on July 31, 2025 and $0.5 million on July 31, 2026. As part of this amended loan agreement, we can withhold payments on both the infrastructure advances and the bridge loan through the netting against the grower payable due to Belher. For the years ended October 31, 2025, 2024 and 2023, we withheld $0.6 million, $0.6 million and $0.9 million from payments to Belher to offset the bridge loan repayments. As of October 31, 2025, the balance of the bridge loan was recorded as $0.5 million in prepaid expenses and other current assets. As of October 31, 2024, the balance of the bridge loan was recorded as $0.6 million in prepaid expenses and other current assets and $0.5 million in other assets. During the years ended October 31, 2025, 2024 and 2023, we purchased $15.7 million, $29.0 million, and $16.2 million of tomatoes from Belher pursuant to our consignment agreement.

Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”)

In August 2015, we entered into a Shareholder’s Agreement with various partners to form Avocados de Jalisco, which is a Mexican corporation engaged in procuring, packing, and selling avocados. This entity is approximately 83% owned by Calavo and is consolidated in our financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico and it began operations in June of 2017. As of October 31, 2024 and 2023, we had made an insignificant amount of preseason advances to various partners of Avocados de Jalisco. During the year ended October 31, 2025, 2024 and 2023, we purchased approximately $5.6 million, $0.8 million and $8.1 million of avocados from the partners of Avocados de Jalisco.

9. Income Taxes

The provision for income taxes from continuing operations consists of the following for the years ended October 31, (in thousands):

	2025	2024	2023

Current:
Federal	$3,256	$1,987	$2,144
State	860	105	281
Foreign	1,001	1,564	1,143
Total current	5,117	3,656	3,568

Deferred:
Federal	(57)	290	(349)
State	1,067	718	273
Foreign	(94)	(604)	2,656
Total deferred	916	404	2,580
Change in valuation allowance	(1,387)	(1,735)	—
Total provision for income taxes	$4,646	$2,325	$6,148

The following table presents domestic and foreign components of income (loss) before income taxes for the years ended October 31, (in thousands):

	2025	2024	2023
Domestic	$18,144	$10,518	$4,485
Foreign	6,472	(1,345)	6,716
Income before taxes	$24,616	$9,173	$11,201

The above income before taxes includes the net loss from unconsolidated entities of $0.2 million and $0.5 million for the years ended October 31, 2025 and 2024, which is recorded in foreign operations.

Significant components of our deferred tax assets as of October 31, are as follows (in thousands):

	2025	2024

Stock-based compensation	$679	837
State taxes	96	6
Allowance for accounts receivable	837	868
Inventories	493	515
Accrued liabilities	3,033	2,596
Operating lease liabilities	5,913	6,474
Net operating loss	2,323	2,510
Capital loss carryover	—	801
Credits and incentives	375	901
Total deferred income tax assets	13,749	15,508

Property, plant, and equipment	(588)	(1,153)
Intangible assets	(53)	(32)
Operating lease - right of use assets	(4,099)	(4,597)
Prepaid expense	(318)	(491)
Total deferred income tax liabilities	(5,058)	(6,273)
Valuation allowance	(374)	(1,762)
Net deferred income tax assets	$8,317	$7,473

The Company’s net deferred income tax assets as presented in the consolidated balance sheets consists of the following items as of October 31, (in thousands):

	Year Ended October 31,
	2025	2024
Deferred income tax assets	$8,317	$7,473
Deferred income tax liabilities	—	—
Net deferred income tax assets	$8,317	$7,473

As of October 31, 2025 and 2024, the Company had no federal net operating loss carryforwards in either period. As of October 31, 2025 and 2024, the Company has gross state net operating loss carryforwards of approximately $7.8 million and $10.8 million, with carryforward periods primarily ranging from 20 years to indefinite. As of October 31, 2025 and 2024, the Company has gross foreign net operating loss carryforwards of approximately $6.0 million and $6.1 million, with carryforward periods 10 years from generation.

The Company records a valuation allowance against deferred tax assets when determined that all or a portion of the deferred tax assets are not more likely than not to be realized based on all available evidence. During the fourth quarter of the year ended October 31, 2024, the Company completed the sale of the Fresh Cut Business, which generated taxable income and, as a result, the Company was able to utilize all its federal net operating losses, and a portion of its state net operating losses. The Company’s domestic continuing operations have generated cumulative operating income for the last three years, and the Company expects the profitability trend to continue. Based on this evaluation, the Company determined that it is more likely than not that the Company will realize a majority of the deferred tax assets, with the exception of the federal and state capital loss carryforwards, and state tax credits. As of October 31, 2025 and 2024, there was a valuation allowance of $0.4 million and $1.8 million against the deferred tax assets that are more likely not to be realized. During the year ended October 31, 2025, the Company decreased the valuation allowance against deferred income tax assets by $1.4 million. During the year ended October 31, 2024, the Company decreased the valuation allowance against deferred income tax assets by $3.1 million.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pretax income from continuing operations for the years ended October 31, is as follows:

	2025	2024	2023

Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal effects	3.6	5.8	4.2
Foreign tax rate differential	2.4	(1.3)	5.4
Stock based compensation	—	(0.6)	4.8
Provision to return	0.1	5.2	2.2
US tax on foreign income, net	2.0	—	2.9
State rate change	—	0.2	(0.1)
Valuation allowance	(5.7)	(18.9)	—
Limits on executive compensation	—	—	3.9
Other permanent differences	(3.4)	12.3	3.5
Other	(1.0)	1.6	7.2
	19.0%	25.3%	55.0%

As of October 31, 2025, and 2024, we had $11.1 million for unrecognized tax benefits related primarily to the 2013 Assessment. See Note 7 for further information.

A reconciliation of the beginning and ending amount of gross unrecognized taxes (exclusive of interest and penalties) was as follows (in thousands):

	Year Ended October 31,
	2025	2024
Beginning balance	$11,131	$11,131
Reductions based on tax positions related to prior periods	—	—
Gross increase - Tax positions in prior periods	—	—
Gross increase - Tax positions in current period	—	—
Ending balance	$11,131	$11,131

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

We are subject to U.S. federal income tax as well as income of multiple state tax and foreign tax jurisdictions. We are no longer subject to U.S. income tax examinations for the fiscal years prior to October 31, 2022, and are no longer subject to state income tax examinations for fiscal years prior to October 31, 2021.

The Company determined that certain foreign earnings are to be indefinitely reinvested outside the United States. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations. However, if these funds were repatriated, we would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable to foreign tax authorities.

In 2021, the Organization for Economic Cooperation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently, multiple sets of administrative guidance have been issued. Pillar Two is not expected to materially impact our effective tax rate or cash flows in the next fiscal year. New legislation or guidance could change our current assessment. We continue to monitor and evaluate enacted and proposed legislation related to the Pillar Two Model Rules, including developments in Mexico where we operate.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes numerous provisions that affect corporate taxation, including changes to bonus depreciation, the expensing of domestic research costs, and modifications to certain U.S. international tax rules. The Company has analyzed the impacts of the OBBBA and reflected them in the current period. These impacts do not have a material effect on the tax rate for the year ended October 31, 2025. The majority of the tax law changes will take effect in future years.

10. Segment Information

Prior to the decision to divest our Fresh Cut Business (formerly referred to as the RFG business), the Company’s Prepared reporting segment included the Fresh Cut Business unit and our guacamole business. As a result of the divestiture, the Fresh Cut Business unit is no longer included in our Prepared business segment and is not included in the tables below. All segment information included herein reflects these changes. See Note 16 for further information.

We are principally engaged in the procurement, marketing, and distribution of fresh and prepared avocado products. While the majority of our sales are within the United States, we also serve international markets including Canada, Mexico, Europe, and Asia. Our key sourcing and production operations are located in the United States and Mexico.

Our business is comprised of two reportable segments, both of which represent our primary businesses of fresh produce and prepared avocado products.

●	Fresh — includes avocados, tomatoes, papayas, and other fresh produce products.
●	Prepared — includes guacamole and avocado pulp sold to retail and foodservice customers.

Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer. The CODM uses segment gross profit, calculated as net sales less cost of sales, as the primary measure in assessing segment performance and determining allocation of resources, with these determinations generally made as part of our annual budgeting process. Reviews of segment performance by the CODM occur regularly throughout the year, including quarterly review of budget-to-actual results, which can result in allocation changes if deemed appropriate. The CODM does not evaluate, manage or measure performance of segments using asset information. Accordingly, assets by segment are not disclosed.

The following table provides information by reportable segment, including net sales, cost of sales, and gross profit:

	Fresh	Prepared	Total

	(All amounts are presented in thousands)
Year ended October 31, 2025
Net sales	$576,544	$71,890	$648,434
Cost of sales	530,235	54,536	584,771
Gross profit	46,309	17,354	63,663
Selling, general and administrative			42,089
Expenses related to Mexican tax matters			1,963
Operating Income			19,611
Foreign currency gain (loss)			1,803
Interest income			3,240
Interest expense			(827)
Other income, net			1,003
Income before income taxes and loss from unconsolidated entities			$24,830

Year ended October 31, 2024
Net sales	$597,624	$63,920	$661,544
Cost of sales	542,356	51,384	593,740
Gross profit	55,268	12,536	67,804
Selling, general and administrative			50,038
Expenses related to Mexican tax matters			1,043
Operating Income			16,723
Foreign currency gain (loss)			(5,840)
Interest income			1,020
Interest expense			(2,893)
Other income, net			641
Income before income taxes and loss from unconsolidated entities			$9,651

Year ended October 31, 2023
Net sales	$527,396	$66,706	$594,102
Cost of sales	476,862	54,628	531,490
Gross profit	50,534	12,078	62,612
Selling, general and administrative			47,276
Expenses related to Mexican tax matters			3,128
Operating Income			12,208
Foreign currency gain (loss)			1,378
Interest income			605
Interest expense			(2,371)
Other income, net			260
Income before income taxes and loss from unconsolidated entities			$12,080

The following table indicates our net sales by product category (U.S. dollars in thousands), and, in each case, the percentage of total represented thereby:

	Year Ended
Segments	October 31, 2025		October 31, 2024		October 31, 2023
Fresh
Avocados	$530,707	82%	$534,413	81%	$466,385	$79%
Tomatoes	35,492	5%	54,660	8%	54,669	9%
Papayas and other	12,566	2%	11,581	2%	10,532	2%
Less: sales allowances	(2,221)	0%	(3,030)	0%	(4,190)	(1)%
Total Fresh sales	576,544		597,624		527,396
Prepared	77,130	12%	71,468	11%	73,864	12%
Less: sales allowances	(5,240)	(1)%	(7,548)	(1)%	(7,158)	(1)%
Total Prepared sales	71,890		63,920		66,706
Total net sales	$648,434	100%	$661,544	100%	$594,102	100%

The following table indicates our net sales by geographic region (U.S. dollars in thousands), and, in each case, the percentage of total represented thereby:

	Year Ended
	October 31, 2025		October 31, 2024		October 31, 2023

United States	$593,768	92%	$622,858	94%	$557,876	94%
Canada	36,210	6%	21,238	3%	20,318	3%
Europe	1,589	0%	1,237	0%	3,104	1%
Asia	16,222	3%	15,075	2%	12,582	2%
Other	645	0%	1,136	0%	222	0%
Total net sales	$648,434	100%	$661,544	100%	$594,102	100%

We conduct a substantial portion of our sourcing and production activities in Mexico, which exposes us to risks inherent in operating internationally, including regulatory and trade compliance, currency volatility, infrastructure challenges, and evolving government policies. These risks may affect our ability to operate efficiently or predictably in the region.

Our largest customer accounted for 10% of our net sales in 2025, 10% of net sales in 2024 and 10% in 2023. These sales are reported in both Fresh and Prepared segments.

The following table indicates our long-lived assets, which consists of (i) property, plant, and equipment, net, by geographic region (U.S. dollars in thousands):

	Year Ended
	October 31, 2025	October 31, 2024
United States	$21,714	$24,531
Mexico	27,721	29,669
Total	$49,435	54,200

11. Long-Term Obligations

Long-term obligations at fiscal year ends consist of the following (in thousands):

	2025	2024
Finance leases	4,936	5,148
Less current portion	(885)	(874)
	$4,051	$4,274

See Note 15 for additional information.

12. Stock-Based Compensation

The 2020 Equity Incentive Plan

In April 2021, our shareholders approved the Calavo Growers, Inc. 2020 Equity Incentive Plan (the “2020 Plan”). In April 2025, our shareholders approved the Amended and Restated Calavo Growers, Inc. 2020 Equity Incentive Plan (the “Restated 2020 Plan”), which restated and replaced the original 2020 Plan. All directors, officers, employees and consultants (including prospective directors, officers, employees and consultants) of Calavo and its subsidiaries are eligible to receive awards under the Restated 2020 Plan. The Restated 2020 Plan has a five-year term, with up to 1,500,000 shares issuable through December 9, 2030.

Restricted Stock Awards (RSAs)

The Company recognized no stock-based compensation expense related to RSAs for the year ended October 31, 2025, and less than $0.1 million for the year ended October 31, 2024. As of October 31, 2025, there was no unrecognized stock-based compensation cost related to non-vested RSAs. All RSAs are vested as of October 31, 2025.

Restricted Stock Units (RSUs) and Performance Restricted Stock Units (PRSUs)

The total recognized stock-based compensation expense for RSUs was $1.1 million and $1.4 million for the years ended October 31, 2025 and 2024. As of October 31, 2025, there was $0.5 million of unrecognized stock-based compensation costs related to non-vested RSUs, which the Company expects to recognize over a weighted-average period of 0.5 years.

A combined summary of RSU activity, under our 2020 Plan and Restated 2020 Plan, is as follows (in thousands, except for per share amounts):

	Number of Shares	Weighted-Average	Aggregate
	Represented	Grant Price	Intrinsic Value
Outstanding at October 31, 2024	57	$27.40
Granted	54	$27.75
Vested	(67)	$26.09
Forfeited	(6)	$36.34
Outstanding at October 31, 2025	38	$28.78	$836

At the end of each reporting period, the Company will adjust compensation expense for the PRSUs based on its best estimate of attainment of the specified performance targets. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs that are expected to be earned will be recognized as an adjustment in the period of the adjustment. As of October 31, 2025, the Company determined that it was not probable that any of the PRSUs for the 2023 or 2024 three-year cumulative performance grants would vest. The Company did not recognize any stock-based compensation expense for PRSUs for the year ended October 31, 2025. The total recognized stock-based compensation expense for PRSUs was $0.2 million for the year ended October 31, 2023.

Stock Options

In June 2024, our Board approved the grant of 10,000 options to purchase our common stock to a new member of our Board.  Such grant vests in equal increments over a five-year period and has an exercise price of $25.84 per share. Vested options have an exercise period of five years from the vesting date.  The market price of our common stock at the grant date was $25.84. The estimated fair market value of such option grant was approximately $0.1 million, which will be recognized over the remaining service period of 60 months. The total recognized stock-based compensation expense for these options was insignificant for the year ended October 31, 2025.

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

We measure the fair value of our stock option awards on the date of grant. The following assumptions were used in the estimated grant date fair value calculations for the stock options granted in the third quarter of fiscal 2024:

Risk-free interest rate	4.47%
Expected volatility	43.0%
Dividend yield	1.6%
Expected life (years)	5.0

The expected stock price volatility rates were based on the historical volatility of our common stock. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for periods approximating the expected life of the options. The expected life represents the average period of time that options granted are expected to be outstanding, as calculated using the simplified method described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

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

The total recognized stock-based compensation expense for options was less than $0.1 million, $0.7 million and $1.3 million for the years ended October 31, 2025, 2024 and 2023. As of October 31, 2025, there was $0.1 million of unrecognized stock-based compensation costs related to options, which the Company expects to recognize over a weighted-average period of 1.6 years.

A summary of stock option activity, related to our 2020 Management Incentive Plan, is as follows (in thousands, except for per share amounts):

		Weighted-Average	Aggregate
		Exercise	Intrinsic
	Number of Shares	Price	Value
Outstanding at October 31, 2024	535	25.44
Cancelled	(1)	$56.65
Outstanding at October 31, 2025	534	$25.79	$—
Vested and Exercisable at October 31, 2025	218	$27.06	$—

13. Dividends

In November 2022, we announced that we would begin declaring and paying dividends quarterly rather than annually which had been our prior practice.

On January 31, 2025, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million, to shareholders of record on January 10, 2025. On April 29, 2025, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million, to shareholders of record on April 1, 2025. On July 28, 2025, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million, to shareholders of record on June 30, 2025. On October 29, 2025, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million, to shareholders of record on September 30, 2025.

On December 31, 2025, our Board declared a cash dividend of $0.20 per share, or an aggregate of $3.6 million. This dividend will be paid on January 30, 2026, to shareholders of record on January 13, 2026.

14. Mexican IVA Taxes Receivable

Included in other assets are tax receivables due from the Mexican government for value-added taxes (“IVA”) paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts recoverable from the Mexican government.

As of October 31, 2025, and October 31, 2024, CDM IVA receivables, net of our estimated provision for uncollectable amounts, totaled $55.8 million (1.0 billion Mexican pesos) and $48.7 million (976.0 million Mexican pesos). Historically, CDM received IVA refund payments from the Mexican tax authorities on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2025, the tax authorities began objecting to refund requests and supporting documentation that had previously been deemed acceptable to process a refund. Additionally, they are also contesting the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the Mexican tax authorities. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or other legal means.

During the first quarter of fiscal 2017, the tax authorities informed us that their internal opinion, based on the information provided by the local SAT office, considers that CDM was not properly documented relative to its declared tax structure and therefore CDM cannot claim the refundable IVA balance. CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes. CDM started an Administrative Appeal for the IVA related to the refund requests for the months of July, August and September of 2015 (the “2015 Appeal”) in order to assert its argument that CDM is properly documented and to therefore change the SAT’s internal assessment. In August 2018, we received a favorable ruling from the SAT’s Legal Administration in Michoacan on the 2015 Appeal indicating that they believe CDM’s legal interpretation of its declared tax structure is indeed accurate. While favorable on this central matter of CDM’s declared tax structure, the ruling, however, still does not recognize the taxpayer’s right to a full refund for the IVA related to the months of July, August and September 2015. Therefore, in October 2018, CDM filed a substance-over-form Nullity Trial in the Federal Tax Court to recover its full refund for IVA over the subject period.

In April 2022, the Federal Tax Court issued the ruling for the months of July, August and September 2015 through which it was declared that the following resolutions were resolved:

●	It is recognized that CDM operates as a maquila under the authorization of the Ministry of Finance.

●	It is recognized that all bank deposits corresponding to the purchase of avocados on behalf of Calavo are subject to the maquila program and it is not accruable income for purposes of income tax nor activities subject to IVA.

●	It is recognized that IVA is recoverable, since CDM demonstrated the existence of operations carried under the maquila services.

●	It is resolved that certain IVA amounts attributed to the purchase of certain packing materials are not recoverable as CDM was not the buyer on record and therefore did not pay for the materials, which approximated $6.9 million pesos (approximately $0.4 million USD).

During the second quarter of fiscal 2025, the SAT refunded $36.7 million Mexican pesos in IVA (approximately $1.9 million USD), including inflationary adjustments, relating to claims for March, April, and November 2019.  These refunds were secured directly from the tax authority rather than through the court system.

In August 2025, a Federal Court in Mexico formally recognized CDM as a maquiladora. We believe this ruling further supports our position regarding the recoverability of IVA receivables.

We believe that our operations in Mexico are properly documented, and our internationally recognized tax advisors believe that there are legal grounds to prevail in collecting the corresponding IVA amounts.  With assistance from our internationally recognized tax advisory firm, as of October 31, 2025, CDM had filed Administrative Appeals for months for which IVA refunds have been denied by the SAT and will continue filing such appeals for any months for which refunds are denied in the future.  Therefore, we believe it is probable that the Mexican tax authorities will ultimately authorize the refund of the remaining IVA amounts.

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

Lease Position

The following table presents the lease-related assets and liabilities recorded on the balance sheet as of October 31, 2025 and 2024 (in thousands):

		October 31,	October 31,
		2025	2024

Assets
Non-current assets:
Operating lease assets	Operating lease right-of-use assets	$16,333	$18,316
Finance lease assets	Property, plant and equipment, net	4,307	4,609
		$20,640	$22,925
Liabilities
Current liabilities:
Operating	Current portion of operating leases	$3,568	$3,296
Finance	Current portion of long-term obligations and finance leases	885	874
Long-term obligations
Operating	Long-term operating leases, less current portion	14,962	17,476
Finance	Long-term obligations and finance leases, less current portion	4,051	4,274
		$23,466	$25,920

Weighted-average remaining lease term:	Fiscal 2025	Fiscal 2024
Operating leases	5.5 years	6.5 years
Finance leases	6.2 years	7.0 years

Weighted-average discount rate:
Operating leases	2.79%	2.49%
Finance leases	5.34%	4.89%

Lease Costs

The following table presents certain information related to the lease costs for finance and operating leases for the years ended October 31, 2025 and 2024 (in thousands):

	Year ended	Year ended
	October 31, 2025	October 31, 2024
Amortization of financing lease assets (recorded in cost of sales)	$1,017	$994
Operating lease cost	3,756	4,202
Short-term lease cost	599	952
Sublease income	17	—
Variable lease cost	98	62
Interest on financing lease liabilities	248	255
Total lease cost	$5,735	$6,465

Other Information

The following table presents supplemental cash flow information related to the leases for the years ended October 31, 2025 and 2024 (in thousands):

	Year ended	Year ended
Cash paid for amounts included in the measurement of lease liabilities	October 31, 2025	October 31, 2024
Operating cash flows for operating leases	$3,488	$3,878
Financing cash flows for finance leases	927	882
Operating cash flows for finance leases	247	255

The total right-of-use assets obtained in exchange for new operating leases for the years ended October 31, 2025 and 2024 were $1.3 million and $3.7 million.

Undiscounted Cash Flows

The following table reconciles the undiscounted cash flows for each of the first five years and total remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of October 31, 2025 (in thousands):

	Operating	Finance
Year	Leases	Leases
2026	$4,002	$1,121
2027	3,962	1,027
2028	3,617	932
2029	3,147	705
2030	2,137	663
Thereafter	2,869	1,286
Total lease payments	19,734	5,734
Less: imputed interest	1,204	798
Total lease liability	$18,530	$4,936

16.Assets Held for Sale and Discontinued Operations

We completed the sale of our Fresh Cut Business (formerly referred to as the RFG business) and related real estate on August 15, 2024 for $83.0 million, subject to customary closing adjustments. The Fresh Cut Business represents substantially all of the business of the Prepared segment other than the guacamole business, which was retained. For more information, see Note 17.

During the year ended October 31, 2024, we determined that the Fresh Cut Business met the criteria to be classified as held for sale and discontinued operations. Accordingly, the results of operations of the Fresh Cut Business have been presented as discontinued operations in the consolidated statements of operations, and the related assets and liabilities were classified as held for sale in the consolidated balance sheets through the date of sale. Our reporting segments have also been revised to reflect the divestiture, as described in Note 10. As a result, the comparative fiscal 2024 results reflect discontinued operations treatment.

Goodwill related to our Prepared segment was allocated between our Fresh Cut Business and guacamole businesses based on the relative fair value of the disposal group and the portion of the reporting unit to be retained as of the date of the assets held for sale determination as described in Note 2.

The following table summarizes the results of operations of the Fresh Cut Business that were being reported as discontinued operations (in thousands):

	Year Ended October 31,

	2024	2023

Net sales	$272,177	$377,846
Cost of sales	259,757	371,880
Gross profit	12,420	5,966
Selling, general and administrative	14,023	19,124
Impairment of goodwill	9,280	—
Operating loss	(10,883)	(13,158)
Interest expense	(77)	(124)
Other income, net	32	56
Loss from discontinued operations before income taxes and gain on sale	(10,928)	(13,226)
Gain on sale	192	—
Income tax benefit	2,864	206
Net loss from discontinued operations	$(7,872)	$(13,020)

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

17.Sale of Fresh Cut Business

Asset Purchase Agreement and Purchase and Sale Agreement

On August 15, 2024, we (including various of our subsidiaries, the “Seller Parties”), F&S Produce Co., Inc., a New Jersey corporation and a co-packing partner of the Company (“F&S”), and F&S Produce West LLC, a Delaware limited liability company and a wholly-owned subsidiary of F&S (“Buyer”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), whereby the Buyer (i) purchased and acquired from the applicable Seller Parties certain assets of the Seller Parties related to the prepared food business of the Seller Parties and their subsidiaries relating to the processing and packaging of fresh foods, including fresh-cut fruit and vegetables, and prepared foods, including sandwiches, salads, parfaits and ready-to-eat snack items, sold to retailers and foodservice companies, but excluding the guacamole or other avocado derivative product business (referred to herein as the Fresh Cut Business), (ii) purchased and acquired from the applicable Seller Parties the Fresh Cut Business as a going concern and (iii) assumed certain specified liabilities of the Seller Parties related to the Fresh Cut Business as set forth in the Asset Purchase Agreement.

Additionally, Buyer assumed leasehold interests in certain real property and related improvements leased by certain of the Seller Parties and used in the Fresh Cut Business (the “Fresh Cut Leases”), pursuant to leasehold assignment and assumption agreements and related documents between Buyer, the applicable Seller Parties who are the lessees under the Fresh Cut Leases and the applicable landlords under the Fresh Cut Leases.

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

18.Subsequent Events

On November 12, 2025, we announced that Lee E. Cole would retire as our President and Chief Executive Officer effective December 8, 2025. Mr. Cole retired as an employee and officer on that date.

We also announced on November 12, 2025 that our Board appointed B. John Lindeman as President and Chief Executive Officer, effective December 8, 2025. In connection with his appointment, we entered into an offer letter with Mr. Lindeman dated November 11, 2025. The offer letter provides for an annual base salary of $800,000, an annual bonus opportunity, equity awards under our 2020 Equity Incentive Plan, and participation in our benefit plans. Certain equity awards vested immediately upon commencement of employment, with additional stock options vesting over a three-year period subject to continued employment. The offer letter also includes severance and change in control benefits, indemnification under our standard indemnification agreement, and a relocation allowance subject to specified conditions.

On December 8, 2025, in connection with Mr. Cole’s retirement, we entered into a letter agreement with Mr. Cole that amended a previously granted stock option award. Under the agreement, a portion of the option award vested upon retirement, the exercise period for the vested options was extended, and the award provides for treatment upon a change in control in accordance with our equity incentive plan. The agreement also provides us with a right of first offer for avocados grown by Mr. Cole or his affiliates for a defined period following his retirement.

Agreement and Plan of Merger with Mission Produce, Inc.

On January 14, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among, the Company, Mission Produce, Inc., a Delaware corporation (“Mission”), Cantaloupe Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of Mission (“Merger Sub I”), and Cantaloupe Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Mission (“Merger Sub II”) pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, among other things, Merger Sub I will merge with and into the Company, with the Company surviving the merger as the surviving corporation (the “First Merger”) and immediately following the First Merger, the Company will merge with and into Merger Sub II, with Merger Sub II surviving the merger as the surviving corporation (the “Second Merger” and together with the First Merger, the “Mergers”). Subject to the terms and conditions of the Merger Agreement, at the date and time the First Merger becomes effective (the “First Effective Time”), each share of our common stock issued and outstanding immediately prior to the First Effective Time will be converted into and thereafter represent the right to receive $27.00 per share in consideration, consisting of (i) 0.9790 shares of common stock of Mission (“the “Mission Shares”), subject to the right to receive cash in lieu of fractional Mission Shares, if any, into which such shares of our common stock have been converted and (ii) $14.85 in cash without interest.

We evaluated these matters as subsequent events and determined that no adjustment to our consolidated financial statements as of and for the year ended October 31, 2025 was required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2025. Our internal control over financial reporting as of October 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

Trading Plans

During the quarter ended October 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report because we will file a definitive Proxy Statement for the 2026 Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report, and the applicable information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the name, age and position of individuals who hold positions as executive officers of our Company. There are no family relationships between any director or executive officer and any other director or executive officer of our Company. Executive officers are elected by our Board of Directors (“Board”) and serve at the discretion of the Board.

Name	Age	Position
B. John Lindeman	57	Chief Executive Officer
James Snyder	54	Chief Financial Officer
Ronald Araiza	66	Executive Vice President Fresh Foods

B. John Lindeman has served as our Chief Executive Officer since December 8, 2025, and has served as a member of our Board since June 2024. Mr. Lindeman previously served as our Chief Financial Officer from August 2015 to March 2020, where he was responsible for financial reporting, accounting operations, internal controls, and treasury functions.

Mr. Lindeman served as Chief Executive Officer of Hydrofarm Holdings Group, Inc. (Nasdaq: HYFM), a manufacturer and distributor of controlled environment agriculture equipment and supplies, from January 2025 through December 2025, where he was responsible for overall corporate strategy, operational leadership, and financial performance. Prior to serving as Chief Executive Officer, Mr. Lindeman served as Hydrofarm’s Chief Financial Officer from March 2020 through December 2024, and as Executive Vice President from August 2022 through December 2024, with responsibility for operational execution and strategic initiatives.

Mr. Lindeman also served as a director of Utz Brands, Inc. (NYSE: UTZ), a branded snack food company, until January 2025, a position he had held since September 2020.

James Snyder has served as our Chief Financial Officer since December 2024. Prior to his appointment as Chief Financial Officer, Mr. Snyder served as Corporate Controller and Chief Accounting Officer at Gem-Pack Berries, LLC, a privately held berry producer in Irvine, California, beginning in April 2024, where he was responsible for financial reporting, accounting operations, internal controls, and compliance. Prior to that, Mr. Snyder served in a similar role for Nano Banc, a privately held commercial bank in Irvine, California, from March 2020 to April 2024. Previously he served as Calavo’s Corporate Controller and Chief Accounting Officer from mid-2003 to March 2020, after beginning work for Calavo in December 2001.

Ronald Araiza returned to Calavo as our Vice President of Prepared Foods in June 2023 after a brief hiatus. He previously served as a Vice President of Calavo from January 2017 until October 2022, during which time he held senior leadership roles with primary responsibility for operational oversight, strategic planning, and business development within the Company’s prepared foods operations. Prior to joining Calavo, Mr. Araiza served as a Vice President at Mission Produce, Inc. (NASDAQ: AVO), an avocado and mango supplier, and Del Rey Avocado Company, a privately held, family-owned avocado supplier. Mr. Araiza is also a past alternate board member of the California Avocado Commission.

The following information will be included in the Proxy Statement to be filed within 120 days after our fiscal year end of October 31, 2025 and is incorporated herein by reference:

➢	Information regarding our directors who are standing for reelection and any persons nominated to become our directors is set forth under "Election of Directors."
➢	Information regarding our Audit Committee and designated "audit committee financial expert" is set forth under "Corporate Governance Principles and Board Matters—Board Structure, Independence of Directors and Committee Composition—Audit Committee."
➢	Information regarding Section 16(a) beneficial ownership reporting compliance, if applicable, is set forth under "Delinquent Section 16(a) Reports."
➢	Information regarding our Insider Trading Policy is set forth under “Executive Compensation—Other Compensation Practices, Policies and Guidelines—Policy Prohibiting the Hedging or Pledging of Company Stock.”

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the sections entitled “Executive Compensation” (excluding the information under the heading “Pay Versus Performance”) and “Corporate Governance Principles and Board Matters—Director Compensation” in the Proxy Statement.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the sections entitled “Transactions with Related Persons” and “Corporate Governance Principles and Board Matters—Board Structure, Independence of Directors and Committee Composition” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated herein by reference to the section of the Proxy Statement entitled “Principal Auditor Fees and Services.”

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)Financial Statements

The following consolidated financial statements as of October 31, 2025 and 2024 and for each of the three years in the period ended October 31, 2025 are included herewith:

Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity, Notes to Consolidated Financial Statements, and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

(2) No financial statement schedules are required to be filed by Item 8 of Form 10-K.

(3)	Exhibits

See the “Exhibit Index” on pages 83 - 85 of this report.

(b)	Exhibits

See subsection (a) (3) above.

(c)	Financial Statement Schedules

See subsection (a) (1) and (2) above.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number		Description

3.1		Articles of Incorporation of Calavo Growers, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-59418 filed by the Registrant on April 24, 2001).
3.2

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

10.1		Form of Marketing Agreement for Calavo Growers, Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by the Registrant on January 28, 2003).
10.2	*	Form of Notice of Restricted Stock Award (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on March 14, 2022).
10.3	*	Form of Notice of Stock Option Award (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on March 14, 2022).
10.4	*

Form of Indemnification Agreement between with each of its directors and executive officers (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on September 1, 2022).

10.5	*	2011 Management Incentive Plan of Calavo Growers, Inc. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by the Registrant on January 14, 2011).

10.6		Seventh Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 2, 2022).
10.09	*	Employment Agreement of Lecil E. Cole (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on June 6, 2023).
10.10	*	Form of Restricted Stock Unit Award Grant Notice (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on June 6, 2023).
10.11

Credit Agreement, dated June 26, 2023, by and among the Company, certain of its subsidiaries as guarantors and Wells Fargo Bank, National Association, as agent and lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 30, 2023).

10.12	*	Separation and Release Agreement – Graciela Montgomery (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on March 11, 2024).
10.13		Asset Purchase Agreement, dated August 15, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 21, 2024).
10.14		Purchase and Sale Agreement, dated August 15, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on August 21, 2024).
10.15		Amendment to Credit Agreement, dated August 15, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on August 21, 2024).
10.16	*	Offer Letter, dated November 22, 2024, between the Company and James Snyder (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by the Registrant on January 14, 2025).
10.17	*	Offer Letter, dated June 2, 2023, between the Company and Michael Browne (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on March 12, 2025).
10.18	*	Offer Letter, dated May 16, 2023, between the Company and Ronald Araiza (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on March 12, 2025).
10.19	*

Addendum to Offer Letter, dated January 29, 2025, between the Company and Michael Browne (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on March 12, 2025).

10.20	*	Amended and Restated Calavo Growers, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 28, 2025).
10.21	*

Offer Letter, dated November 11, 2025, between the Company and B. John Lindeman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 13, 2025).

10.22	*

Agreement dated December 8, 2025 by and between Calavo Growers, Inc. and Lecil E. Cole (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 12, 2025).

19.1		Calavo Growers, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by the Registrant on January 14, 2025).
21.1		Subsidiaries of Calavo Growers, Inc.
23.1		Consent of Deloitte & Touche LLP
24.1		Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
97.1		Calavo Growers, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by the Registrant on January 31, 2024).
101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Identifies each management contract or compensatory plan or arrangement.
**

This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 2026

CALAVO GROWERS, INC

By:	/s/ B. John Lindeman
B. John Lindeman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 14, 2026, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date:

/s/ B. John Lindeman	Chief Executive Officer and Director	January 14, 2026
B. John Lindeman	(Principal Executive Officer)
/s/ James Snyder	Chief Financial Officer	January 14, 2026
James Snyder	(Principal Financial and Accounting Officer)

/s/ Kathleen M. Holmgren	Chairman of the Board of Directors	January 14, 2026
Kathleen M. Holmgren

/s/ Marc L. Brown	Director	January 14, 2026
Marc L. Brown

/s/ Adriana Mendizabal	Director	January 14, 2026
Adriana Mendizabal

/s/ Michael A. DiGregorio	Director	January 14, 2026
Michael A. DiGregorio

/s/ Farha Aslam	Director	January 14, 2026
Farha Aslam

/s/ J. Link Leavens	Director	January 14, 2026
J. Link Leavens

/s/ Steven W. Hollister	Director	January 14, 2026
Steven W. Hollister