Form 10-K/A
period 2025-10-31
CALAVO GROWERS INC
filed 2026-03-02
CIK 1133470

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

Based on the closing price as reported on The Nasdaq Global Select Market, the aggregate market value of the registrant's common stock held by non-affiliates on April 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $0.5 billion. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's common stock as of January 31, 2026 was 17,874,079.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Calavo Growers, Inc. (collectively, “Calavo,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as originally filed (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”), solely to include the information required by Part III of Form 10-K and the general rules and regulations under Securities Exchange Act of 1934, as amended (“Exchange Act”). The Part III information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the omitted information to be incorporated in the Original Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. However. the Company did not file a definitive proxy statement for its Annual Meeting of Shareholders within 120 days after the end of its fiscal year due to the absence of a scheduled annual meeting in connection with a pending acquisition (the “Transaction”) of the Company by Mission Produce, Inc. (“Mission Produce”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), by and among Calavo, Mission Produce, Cantaloupe Merger Sub I, Inc. and Cantaloupe Merger Sub II, LLC.

Accordingly, this Amendment hereby amends and restates Items 10 through 14 of Part III and Item 15 of Part IV of the Original Form 10-K in their entirety. In addition, this Amendment No. 1 deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K. No other Items of the Original Form 10-K have been amended or revised herein, and all such other Items shall be as set forth in the Original Form 10-K.

In addition, as required by Rule 13a-14(a) and Rule 12b-15 under the Exchange Act, certifications by the Company’s principal executive officer and principal financial officer are filed as Exhibits 31.1 and 31.2 to this Amendment under Item 15 of Part IV thereof. Because this Amendment does not include any financial statements and does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted.

Except as expressly set forth herein, this Amendment does not amend, modify, or update any other information contained in the Original Form 10-K. The Original Form 10-K continues to speak as of the date of its original filing, and this Amendment does not reflect events occurring after that date or modify or update any disclosures therein.

PART III

The Company did not hold an Annual Meeting of Shareholders within 120 days following the end of its fiscal year due to the Transaction., and, accordingly, the Company is providing the information required by Part III of Form 10-K in this Amendment.

Item 10. Directors, Executive Officers, and Corporate Governance

CORPORATE GOVERNANCE MATTERS

Directors

Director Biographical Information and Qualifications

The following sets forth information regarding our current members of the Company’s Board (the “Board”), including their experience, qualifications, attributes and skills that led the Board to conclude that each should continue to serve as a director.

The Board initially consisted of nine members during fiscal year 2025. Effective February 27, 2025, the Board approved a reduction in the size of the Board from nine to eight directors.

There are no family relationships among any of the Company’s directors or executive officers. There have been no material proceedings to which any director, executive officer or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of the Company’s voting securities, or any associate of any such director, executive officer or affiliate of the Company, or security holder, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries. There are no arrangements or understandings between any director and any other person pursuant to which such director was selected to serve as a director. There are no arrangements between any director and any person or entity other than the Company relating to the compensation or other payment in connection with the director’s service. None of our current directors or executive officers have been, during the past 10 years, involved in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Farha Aslam

Director Since: 2021
Age: 57
Independent, Chair of the Board from January 2025 to October 2025

Background:	Other Public Company Boards:	Key Qualifications and Skills:

Ms. Alsam is Founder and has served as Managing Partner at Crescent House Capital, an investment and strategic advisory firm, since 2019.  Ms. Aslam served as Calavo’s Interim Chief Financial Officer from July 2021 to September 2021.  Previously, from 2004 to 2018, she was a Managing Director leading Stephens Inc.’s food and agribusiness equity research team, with prior roles as Vice President at Merrill Lynch from July 1999 to November 2004 and Risk Management Advisor at UBS from June 1998 to November 1998.

Pilgrim’s Pride Corporation (Nasdaq: PPC) since May 2019 Green Plains Inc. (Nasdaq: GPRE) since October 2021 AdvanSix Inc. (NYSE: ASIX) from December 2021 to July 2025

The Nominating, Governance and Sustainability Committee and the Board believe that Ms. Aslam’s experience as a financial expert and strategic adviser provides an invaluable asset to the Board as it evaluates the Company’s present circumstances and future direction.

Marc L. Brown

Director Since: 2010
Age: 74
Independent

Background:	Other Public Company Boards:	Key Qualifications and Skills:

Mr. Brown was a member of TroyGould PC, a Los Angeles law firm, from 2000 until his retirement in December 2020.  Mr. Brown brings to the Board over forty years of experience counseling numerous public corporations in matters involving mergers and acquisitions, securities offerings, corporate governance, executive compensation and compliance with United States securities laws.

None.

The Nominating, Governance and Sustainability Committee and the Board believe that Mr. Brown’s extensive legal experience provides an invaluable asset to the Board as it evaluates the Company’s present circumstances and future direction.

Michael A. DiGregorio

Director Since: 2013
Age: 71
Independent

Background:	Other Public Company Boards:	Key Qualifications and Skills:

Mr. DiGregorio is a Certified Public Accountant (inactive) who began his career at Deloitte.  He has served as Chief Financial Officer of public and private companies, including Korn Ferry, St. John Knits, Jafra Cosmetics, The Wackenhut Corporation, Atlantis Plastics and Gillette Iberia.  He also served as President of Jafra Cosmetics USA from 1998 to 1999.  He retired as Executive Vice President and Chief Financial Officer from Korn Ferry in 2012 and has served on seven different boards during the past twelve years.

None.

The Nominating, Governance and Sustainability Committee and the Board believe that Mr. DiGregorio’s financial and leadership experience provides an invaluable asset to the Board as it evaluates the Company’s present circumstances and future direction.

Steven Hollister

Director Since: 2008
Age: 68
Independent, Chair of the Board November 2024 to January 2025

Background:	Other Public Company Boards:	Key Qualifications and Skills:

Mr. Hollister has been a Managing Member of Rocking Spade, LLC, a diversified investor and developer with interests in ranching and commercial properties, since 2001.  Mr. Hollister served as Calavo’s Interim Chief Executive Officer and Interim Chief Financial Officer from September 2021 to January 2022.  Previously, Mr. Hollister was Vice President of Sunrise Mortgage & Investment Company, General Manager of Niven Family Wine Estates, Chief Operating Officer of Fess Parker Winery & Vineyard and Santa Barbara County Wine Center, and Senior Vice President of Central Coast Farm Credit.

None.

The Nominating, Governance and Sustainability Committee and the Board believe that Mr. Hollister’s diverse experience in finance and agriculture provides an invaluable asset to the Board as it evaluates the Company’s present circumstances and future direction.

Kathleen M. Holmgren

Director Since: 2017
Age: 68
Independent, Chair of the Board October 2025 to current

Background:	Other Public Company Boards:	Key Qualifications and Skills:

Ms. Holmgren has been Principal of Sage Advice Partners, a management consulting practice, since 2006. Previously, Ms. Holmgren served as Senior Vice President at Sun Microsystems, Chief Executive Officer at Mendocino Software and Chief Operating Officer at Automation Anywhere.

Extreme Networks (Nasdaq: EXTR) since November 2015

The Nominating, Governance and Sustainability Committee and the Board believe that Ms. Holmgren’s extensive leadership experience provides an invaluable asset to the Board as it evaluates the Company’s present circumstances and future direction.

J. Link Leavens

Director Since: 1987
Age: 74

Background:	Other Public Company Boards:	Key Qualifications and Skills:

Mr. Leavens has been President and Chief Executive Officer of Leavens Ranches, LLC since 1993. Leavens Ranches farms approximately 1,100 acres of lemons, avocados and grapes in Ventura and Monterey Counties.  He has served as President of the Ventura County Farm Bureau and the Ventura County Resource Conservation District.  Leavens Ranches have been delivering avocados to Calavo since 1956.  Mr. Leavens served as Chair of Calavo’s Board of Directors from January 2020 to January 2022.

None.

The Nominating, Governance and Sustainability Committee and the Board believe that Mr. Leavens’ experience in the agriculture industry provides an invaluable asset to the Board as it evaluates the Company’s present circumstances and future direction.

B. John Lindeman

Director Since: 2024
Age: 57

Chief Executive Officer since December 8, 2025

Background:	Other Public Company Boards:	Key Qualifications and Skills:

Mr. Lindeman was appointed Chief Executive Officer of Calavo on December 8, 2025.  He has served as a member of the Company’s Board since 2024.

Mr. Lindeman previously served as the Chief Executive Officer of Hydrofarm Holdings Group, Inc. (Nasdaq: HYFM), a wholesaler and manufacturer of hydroponics equipment and commercial horticultural products, from January 2025 to December 2025 and Chief Financial Officer of Hydrofarm Holdings from March 2020 to December 2024. From August 2015 until March 2020 Mr. Lindeman served as Chief Financial Officer and Corporate Secretary of Calavo. Prior to joining Calavo, Mr. Lindeman held various leadership positions within the finance and investment banking industries, including serving as managing director at Sageworth Trust Company, a family office, from March 2015 to July 2015; and Managing Director and co-head of the consumer and retail group at Janney Montgomery Scott, an investment banking firm, from August 2009 to March 2015.

Utz Brands, Inc. (NYSE: UTZ) since August 2020

The Nominating, Governance and Sustainability Committee and the Board believe that Mr. Lindeman’s leadership, financial and public company board experience provide an invaluable asset to the Board as it evaluates the Company’s present circumstances and future direction.

Adriana Mendizabal

Director Since: 2022
Age: 61
Independent

Background:	Other Public Company Boards:	Key Qualifications and Skills:

Ms. Mendizabal is an accomplished C-suite executive with extensive experience at public companies.  She has held executive leadership positions including Business Unit President and Chief Executive Officer and Global Chief Marketing & Innovations Officer, with a career spanning Procter & Gamble, Johnson & Johnson, Visa and Herbalife.

Ms. Mendizabal currently serves as a Group President at Stanley Black & Decker, a position she has held since 2019. Prior to that, she served as President of the Americas and Global Chief Marketing & Innovations Officer for Nature Sunshine Products from 2012 to 2019.  Her experience spans consumer products, financial services, industrial and home improvement sectors, including leadership responsibility for businesses with revenues of up to $9 billion.

Ms. Mendizabal chairs the Nominating, Governance and Sustainability Committee and serves as a member of the Audit and Executive Committees.  She previously served as an Independent Director of the Board of The Bank of New York Mellon Mexico and as a member of its Audit and Risk Committee from 2008 to 2015.

None.

The Nominating, Governance and Sustainability Committee and the Board believe that Ms. Mendizabal’s track record as a leader who drives shareholder value and her international executive experience provide significant value to the Board as it evaluates the Company’s present circumstances and future direction

Executive Officers

Information related to executive officers is included in the Original 10-K Filing under Part III, Item 10.

Delinquent Section 16(a) Reports

The Company’s directors and executive officers and the beneficial owners of more than ten percent (10%) of the Company’s shares are required to file under the Exchange Act reports of ownership and changes of ownership with the SEC.

Based solely on a review of copies of Section 16 filings filed electronically with the SEC and, as applicable, information provided to the Company by individual directors and executive officers and the beneficial owners of more than ten percent (10%) of the Company’s shares, the Company believes that, during fiscal year 2025, all filing requirements applicable to directors and executive officers have been complied with in a timely manner, except for the following late filings under Section 16: (i) a Form 3 for Mr. Snyder filed on December 19, 2024 due to an administrative oversight and (ii) a Form 4 for Mr. Cole due on April 14, 2025 and filed on April 17, 2025 to report the acquisition of shares in multiple transactions due to an administrative oversight.

Code of Business Conduct and Ethics

Our Board adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chairperson, Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our Code of Business Conduct and Ethics, is available on our investor website at https://ir.calavo.com/ under the heading “Governance — Governance Policies & Docs.” Any amendments to, or any waivers from a provision of, our Code of Business Conduct and Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K would be made available on the same website, and our Code of Business Conduct and Ethics is posted to the site.

Insider Trading Policy

We also maintain an Insider Trading Policy that governs purchases, sales, and dispositions of Calavo securities by directors, officers, and employees, that is reasonably designed to promote compliance with SEC regulations, insider trading laws, and Nasdaq listing standards. The Insider Trading Policy prohibits, among other things:

•	Trading in Calavo securities while in possession of Material Nonpublic Information,
•	Short sales of Calavo securities, unless part of an approved hedging transaction,
•	Transactions in put options, call options, or other derivative securities,
•	Hedging or monetization transactions, unless expressly permitted under the Anti-Hedging/Anti-Pledging Policy,
•	Margin accounts or pledging transactions, unless expressly permitted under the Anti-Hedging/Anti-Pledging Policy, and
•	Standing or limit orders, unless structured under a pre-approved Rule 10b5-1 trading plan.

To help prevent inadvertent violations, executive officers, directors, and designated insiders must obtain pre-clearance from the Compliance Representative before executing transactions in Calavo securities. Additionally, directors and executive officers are subject to Blackout Periods and Window Period restrictions as outlined in our Insider Trading Policy. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Amendment.

Committees of the Board of Directors

The Board has four standing committees: (1) Executive, (2) Audit, (3) Nominating, Governance, and Sustainability, and (4) Compensation. The membership of each committee during the last fiscal year and through the date of this Amendment, along with their respective functions, are outlined below. The current Charter for each of the Board’s standing committees is available on the Company’s website at “Investors — Corporate Governance”.

Audit Committee

The Audit Committee provides structured, systematic oversight of the Company’s governance, risk management and internal control practices. The Audit Committee is responsible for, among other things:

●	Preparing the Audit Committee report for inclusion in the annual proxy statement.
●	Appointing, evaluating, and determining the compensation of the independent registered public accounting firm.
●	Reviewing the qualifications and independence of the independent registered public accounting firm.
●	Reviewing and approving the scope of the annual audit, audit fees, and financial statements.
●	Ensuring the performance of the independent registered public accounting firm and internal audit function.
●	Monitoring the integrity of the financial statements and ensuring compliance with legal and regulatory requirements.
●	Overseeing the adequacy and effectiveness of disclosure controls, internal controls, the internal audit function, and corporate policies related to financial reporting and earnings guidance.

●	Investigating complaints concerning financial, accounting and auditing matters.
●	Reviewing risks that may significantly impact our financial statements.
●	Evaluating transactions with related persons.
●	Fulfilling other responsibilities and duties set forth in the Audit Committee Charter.

The current members of the Audit Committee are Farha Aslam (Chair), Adriana Mendizabal, Marc L. Brown and Michael A. DiGregorio. Each current member of the Audit Committee is independent under SEC Rule 10A-3 and NASDAQ listing standards.

Each member of the Audit Committee meets the financial literacy guidelines established by the Board in the Audit Committee Charter. The Board interprets “financially literacy” to mean the ability to read and understand audited and unaudited consolidated financial statements (including the related notes) and monthly operating statements of the sort released or prepared by the Company, as the case may be, in the normal course of its business. In addition, the Board has determined that Michael A. DiGregorio and Farha Aslam are each an “audit committee financial expert” as that term is defined in Item 407(d) of SEC Regulation S-K.

The Audit Committee charter is available on our website at www.calavo.com under “Investors — Corporate Governance”.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This Compensation Discussion and Analysis explains the material elements of the compensation that was awarded to, earned by, or paid to each of our “named executive officers (NEOs),” who are the following individuals:

●	Lecil Cole: Former Chief Executive Officer, who retired from the Company effective December 8, 2025;
●	Shawn Munsell: Former Chief Financial Officer, who resigned from the Company effective December 1, 2024;
●	Michael Browne: Former Executive Vice President Sales and Operations, who retired from the Company effective December 1, 2025;
●	Ronald Araiza: Executive Vice President, Fresh Foods
●	James Snyder: Chief Financial Officer

At the 2025 Annual Meeting of the shareholders, shareholders approved by over 98% of the shares voting (excluding abstentions and broker non-votes) on an advisory basis the compensation of the named executive officers of Calavo as disclosed in Calavo’s 2025 proxy statement. The Compensation Committee considers the results of this annual “Say on Pay” shareholder vote, together with the other factors discussed in this CD&A, as it considers appropriate when it reviews and approves our compensation program and compensation packages provided to our named executive officers.

Governance Highlights

We are committed to having strong governance practices with respect to our compensation programs, practices and procedures. We believe that these practices reinforce our emphasis on tying executive compensation to performance. The following chart highlights some of our governance practices with respect to executive compensation:

What We Do	What We Do Not Do
Place a heavy emphasis on variable “at-risk” compensation	No significant perquisites
Cap annual incentive award opportunities at 200% of target levels	No excise tax gross ups upon a change in control
Maintain share ownership and retention guidelines for executives and directors	No stock option or stock appreciation rights (“SAR”) repricing without shareholder approval
Utilize an independent compensation consulting firm

Compensation Program Objectives and Philosophy

The Compensation Committee of our Board oversees the design and administration of our executive compensation program. Its primary objectives are to:

•	Attract, motivate, and retain talented and dedicated executive officers.
•	Align compensation with performance by tying cash incentives to measurable corporate and individual objectives.
•	Support business strategies that enhance long-term shareholder value.

To achieve these goals, the Compensation Committee maintains compensation plans that tie a portion of executive officers’ pay to company performance. It evaluates individual executive performance with the aim of setting compensation at levels comparable to those of executives at similarly sized public companies in comparable industries, while also considering our relative performance and strategic goals.

The key elements of our executive compensation program include:

•	Base salaries
•	Annual cash bonus awards based on financial performance measures
•	Other benefits and perquisites, including life, disability, and health insurance, a 401(k) savings plan, and automobile allowances

The Compensation Committee may also award discretionary cash or stock-based bonuses in appropriate circumstances to retain key executive officers.

We view the elements of our compensation program as interrelated yet distinct. While we assess total compensation, we do not believe that significant compensation from one component should automatically offset another. Instead, our goal is to design a motivational and balanced program that rewards performance and supports both financial and non-financial objectives.

Compensation levels are determined through competitive benchmarking aligned with our recruitment and retention goals, internal equity considerations, and other relevant factors, including recognition of extraordinary performance.

Determination of Compensation Awards

The Compensation Committee conducts periodic strategic reviews of executive compensation to ensure it provides appropriate incentives, motivation, and competitiveness relative to similarly situated companies. The most recent review was conducted in fiscal year 2024. The Committee did not conduct a review in fiscal year 2025.

Compensation Committee meetings may include, for all or part of the meeting, Compensation Committee members, the Chief Executive Officer, the Chief Financial Officer, the VP of Human Resources, a recording secretary, and/or other

Board members. For compensation decisions concerning executive officers other than the Chief Executive Officer, the Compensation Committee considers recommendations from the Chief Executive Officer.

When determining compensation for the Chief Executive Officer, the Compensation Committee evaluates competitive industry salaries, the CEO’s contributions during the preceding year, and his industry expertise. The Chief Executive Officer does not attend the portion of the meeting where his compensation is discussed.

Review of Compensation Surveys

The Compensation Committee believes that understanding current compensation practices among similarly situated companies is essential to making informed decisions. Accordingly, it periodically reviews third-party surveys and publicly available data regarding executive compensation at comparably sized companies. The Compensation Committee considers this information when determining base salaries, performance-based compensation, equity awards, and other benefits for our named executive officers.

Independent Compensation Consultant

The Compensation Committee did not engage an independent compensation consultant during fiscal 2025. The most recent engagement occurred in fiscal 2024, when the Compensation Committee retained Pay Governance LLC to conduct a comprehensive study and develop a peer group of publicly traded companies to serve as a benchmark for competitive market information.

Peer Group Development and Approval:

The peer group was developed to identify companies broadly representative of (i) the Company’s industry type, business model, and size, and (ii) the labor market in which the Company competes for executive and non-employee director talent.

The proposed peer group was reviewed and approved by the Compensation Committee in May 2024, following detailed discussions and analysis of Pay Governance’s findings.

This peer group serves as the basis for (i) compensation benchmarking and pay practices analysis, (ii) establishing competitive target compensation levels, and (iii) ensuring alignment of executive pay with the Company’s performance and shareholder value creation.

Peer Group Selection Criteria:

To ensure an accurate and relevant comparison, Pay Governance applied the following selection criteria:

1.	Industry: Companies within the packaged foods and meats, agricultural products and services, food distributors, and broader consumer staples sectors.
2.	Company Type and Geography: Publicly traded companies based in the U.S. to ensure public disclosure of pay levels and national competition for executive talent.
3.	Core Financial Metrics:
a.

Revenue Range: Approximately one-third to three times the Company’s projected annual revenue of $600 million, following the sale of the “Fresh Cut” business. This results in a target range of $200 million to $1.5 billion.

b.	Market Capitalization: Approximately one-third to three times that of the Company, equating to $150 million to $1.5 billion.
4.

Secondary Screens and Qualitative Factors: Consideration was given to those potential peer companies with Adjusted EBITDA between $10 million to $100 million, companies with similar business models, and companies identified by Calavo as competitors for business or talent.

Approved Peer Group:

The following companies were selected and approved in fiscal 2024 and continued to serve as the Company’s peer group for fiscal year 2025:

●	BRC Inc. (Packaged Foods and Meats)
●	Bridgford Foods Corporation (Packaged Foods and Meats)
●	John B. Sanfilippo & Son, Inc. (Packaged Foods and Meats)
●	Limoneira Company (Agricultural Products and Services)
●	MGP Ingredients, Inc. (Distillers and Vintners)
●	Mission Produce, Inc. (Packaged Foods and Meats)
●	SunOpta Inc. (Packaged Foods and Meats)
●	The Duckhorn Portfolio, Inc. (Distillers and Vintners)
●	The Vita Coco Company, Inc. (Soft Drinks and Non-alcoholic Beverages)
●	Tootsie Roll Industries, Inc. (Packaged Foods and Meats)
●	Utz Brands, Inc. (Packaged Foods and Meats)
●	Vital Farms, Inc. (Packaged Foods and Meats)
●	Westrock Coffee Company (Packaged Foods and Meats)

This peer group was developed with the objective of positioning the Company near the median of key size metrics, including revenue and market capitalization. The Compensation Committee reviews the peer group periodically to ensure continued relevance and accuracy.

Pay Governance’s reports included (i) compensation benchmarking for peer group companies, (ii) insights on executive compensation market trends, and (iii) recommendations for short- and long-term incentive programs.

Pursuant to applicable SEC and NASDAQ rules, in connection with its fiscal 2024 engagement of Pay Governance, the Compensation Committee assessed Pay Governance’s independence and determined that it qualifies as an independent compensation consultant. The Committee also evaluated whether Pay Governance had any conflicts of interest, considering the following factors:

1.	Any other services provided to Calavo by Pay Governance.
2.	The proportion of fees paid by Calavo relative to Pay Governance’s total revenue.
3.	Pay Governance’s policies and procedures to prevent conflicts of interest.
4.	Any business or personal relationships between Pay Governance or its advisors and Calavo’s executive officers.
5.	Any business or personal relationships between Pay Governance’s advisors and members of the Compensation Committee.
6.	Any ownership of Calavo stock by Pay Governance or its advisors.

Based on this analysis, the Compensation Committee determined that Pay Governance’s work as a compensation consultant did not create any conflicts of interest.

Use of Market Comparisons in Compensation Decisions

The Compensation Committee does not determine executive compensation solely by benchmarking against other companies, nor does it set compensation as a fixed percentage of peer company averages. However, it considers compensation survey data a valuable resource in maintaining a competitive and market-aligned executive compensation program.

The fiscal 2024 Pay Governance study continued to inform compensation benchmarking and peer group analysis during fiscal 2025:

1.	Establishing competitive pay levels,
2.	Designing short- and long-term incentive programs, and
3.	Ensuring alignment with shareholder interests.

This approach better enables Calavo Growers to attract, retain, and motivate key executives while aligning compensation with company performance and shareholder value creation.

Base Salaries

We provide our named executive officers with base salaries designed to attract and retain top talent in a competitive market while recognizing individual performance and contributions to our business objectives. We also consider the unique circumstances of our Company when setting compensation.

The Compensation Committee reviews base salaries annually, with adjustments based on both Company and individual performance. Below is a summary of base salary information for our named executive officers who served during fiscal year 2025.

During fiscal year 2025, base salary adjustments were approved for certain named executive officers in connection with changes in responsibilities and other business considerations. Mr. Cole’s annual base salary was increased effective December 30, 2024, from $66,160 to $68,640. The annual base salary rates in effect as of October 31, 2025 are presented in the table below.

Executive Officer	Base Salary for Fiscal 2024	Base Salary for Fiscal 2025
Lecil Cole(1), Former Chief Executive Officer	$66,160	$68,640
James Snyder, Chief Financial Officer	Not applicable	$447,200
Shawn Munsell(2), Former Chief Financial Officer	$430,000	$430,000
Ronald Araiza, Executive Vice President Fresh Foods	$430,000	$447,200
Michael Browne(3), Executive Vice President Sales and Operations	$430,000	$464,400
(1)	Mr. Cole served as Chief Executive Officer until his retirement, effective December 8, 2025.
(2)	Mr. Munsell served as Chief Financial Officer until his resignation effective December 1, 2024.
(3)	Mr. Browne served as Executive Vice President Sales and Operations until his retirement effective December 1, 2025.

Annual Performance-Based Awards; Discretionary Retention-Based Bonuses

In January 2025, the Compensation Committee determined that the executive compensation structure for fiscal year 2025 would consist of a base salary and a performance-based bonus tied to the achievement of Adjusted Net Income targets established for the year. Adjusted Net Income is a non-GAAP financial measure, which we define as net income (loss) from continuing operations attributable to the Company excluding (1) acquisition-related costs, (2) restructuring-related costs, including certain severance costs, (3) certain litigation, internal investigation and other related costs, (4) foreign currency loss (gain), (5) asset impairments, (6) impact of discrete tariff or other tax charges that are distortive to results, and (7) one-time items. Adjusted net income (loss) and the related measure of adjusted net income (loss) per diluted share exclude certain items that are recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. For a full reconciliation for Adjusted Net Income to the most directly comparable financial measure stated in accordance with GAAP, please see “—Non-GAAP Financial Measures” below.

The Compensation Committee believes that linking annual performance-based awards to specific levels of Adjusted Net Income aligns executive compensation more closely with company performance. Named executive officers are not entitled to accelerated payment of performance-based bonuses in the event of termination of employment.

The performance-based compensation structure for fiscal 2025 includes the following key elements:

•	Awards are based on the achievement of Adjusted Net Income targets.
•	Target awards are set at 100% of annual base salary, with a maximum of 200% and a minimum threshold of 50%.
•	Annual performance-based awards are determined on a graduated scale based on performance levels rather than linear interpolation.
•	No performance bonus is awarded if the Adjusted Net Income threshold is not met.
•	The Compensation Committee reserves the right to pay up to 50% of earned bonuses in restricted stock units (“RSUs”), which would vest over 36 months.

Named Executive Officer(1) ($, except as specified)	Target Bonus (% of Base Salary)	Payout at Performance Threshold ($)	Payout at Performance Target ($)	Payout at Performance Maximum ($)
Lecil Cole(1)	n/a	n/a	n/a	n/a
James Snyder	100%	223,600	447,200	894,400
Ronald Araiza	100%	223,600	447,200	894,400
Michael Browne	100%	232,200	464,400	928,800
(1)	Lecil Cole is not eligible for the above performance-based bonus awards. Mr. Cole retired from the Company effective December 8, 2025.

The fiscal year 2025 MIP established graduated payout tiers beginning at $34 million of Adjusted Net Income, with increasing payout percentages at $39 million, $44 million, $49 million and $54 million. Fiscal year 2025 Adjusted Net Income was $28.9 million, which was below the performance threshold. Accordingly, no performance bonus was earned or paid out for fiscal 2025 as the Adjusted Net Income threshold was not attained.

In an effort to retain key executive officers, for fiscal year 2025, the Compensation Committee awarded discretionary cash bonuses of $50,000 to Mr. Araiza, $265,000 to Mr. Browne, $94,629 to Mr. Munsell, and $10,000 to Mr. Snyder. In addition, following the completion of fiscal year 2025, the Board awarded discretionary bonuses of $50,000 to each of Mr. Snyder, Mr. Araiza and Mr. Browne.

Equity Compensation Awards

No equity compensation awards were granted to any named executive officer in fiscal year 2025.

Other Compensation Practices, Policies and Guidelines

Benefits and Perquisites

Benefits and perquisites are designed to attract and retain key employees. Our named executive officers are eligible to participate in the same benefit plans available to all employees, including our 401(k) plan and general health and welfare benefits.

Our 401(k) plan allows for participation starting the first of the month following one month of employment, with immediate vesting. The Company matches 100% on the first 3% contributed and 50% on the next 2%, up to a maximum of 4% of compensation. These benefits, along with our health and welfare plans, are provided to substantially all full-time U.S. employees.

Additionally, we provide an automobile allowance to each of our named executive officers, which eliminates the need to track mileage and process reimbursement claims. These benefits enhance total compensation, support employee retention, and help us remain competitive in attracting executive talent.

Stock Ownership Guidelines

The Board believes that directors and Executive Officers (within the meaning of Rule 16a-1 of the Exchange Act) best align their interests with shareholders when they maintain a meaningful personal investment in the Company. In fiscal 2022, the Board significantly increased stock ownership requirements for non-employee directors and Executive Officers.

•	Non-Employee Directors must hold Company equity with a cumulative value of at least $320,000.
•	The Chief Executive Officer must hold Company equity valued at a minimum of 500% of their annual base salary.
•	All other Executive Officers must hold Company equity valued at a minimum of 200% of their annual base salary.

Non-Employee Directors and Executive Officers must meet these stock ownership requirements within five years of their election or appointment, or by August 29, 2027, whichever is later.

The required ownership levels are assessed annually by the Board as of January 31, based on the higher of:

1.	The average daily closing price of the Company’s common stock for the prior month of January, or
2.	The fair market value on the date the shares or equity awards were acquired.

If a director or Executive Officer has not met the ownership requirement by the deadline, they are expected to retain at least 50% of net shares received from equity awards under the 2020 Equity Incentive Plan (as amended, the”2020 Plan”), after accounting for shares used to pay taxes on those awards.

The following equity types count toward the stock ownership requirement:

•	Shares owned directly
•	Shares owned jointly or separately by a spouse
•	Shares held in trust for the benefit of the holder, spouse, or children
•	Restricted shares (both vested and unvested)
•	Vested RSUs
•	Unvested RSUs

Unvested PRSUs and unexercised stock options do not count toward meeting the requirement.

Not all current directors and executive officers have met these stock ownership requirements. Since the compliance deadline has not yet passed, however, all individuals remain on track and are considered currently in compliance with the policy. The Board will continue to monitor progress annually.

Clawback and Recovery of Compensation

Calavo maintains its Clawback Policy, adopted in December 2022, applicable to current and former executive officers in accordance with SEC rules and Nasdaq listing requirements. This policy allows Calavo to recover incentive-based compensation if the Company is required to prepare an accounting restatement due to material noncompliance with financial reporting requirements.

Additionally, awards granted under the 2020 Plan are subject to clawback, recoupment, or adjustment consistent with Calavo’s Clawback Policy and applicable laws. The Compensation Committee has full discretion to enforce clawback provisions on both cash and equity-based compensation when appropriate.

Clawback Provisions

Under the employment agreements for those named executive officers who have such agreements, any incentive-based compensation, or any other compensation, paid is subject to recovery by Calavo under any law, government regulation or stock exchange listing requirement and will be subject to such deductions and “clawback” as may be required to be made pursuant to such law, government regulation or stock exchange listing requirement or which is subject to recovery under any clawback policy adopted by Calavo that is applicable to its executive officers. Calavo will make any determination for clawback or recovery in accordance with its determination of any applicable law or regulation and based upon its review of any clawback policy adopted by Calavo.

The clawback policy applies to Incentive Compensation (as defined in the policy and described below) approved, awarded or granted on or after December 1, 2022 and provides that in the event Calavo is required to prepare an accounting restatement of its financial statements due to Calavo’s material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, the Board will require reimbursement or forfeiture of any excess Incentive Compensation subject to the policy received by a covered executive during the three completed fiscal years immediately preceding the date on which Calavo is required to prepare an accounting restatement. The policy defines “Incentive Compensation” as any compensation granted, earned, or vested based wholly or in part on the attainment of a financial reporting measure, which in turn is a measure determined and presented in accordance with the accounting principles used in preparing Calavo’s financial statements, and any measure that are derived wholly or in part from such measures. The amount to be recovered will be the excess of the Incentive Compensation paid to the covered executive based on the erroneous data over the Incentive Compensation that would have been paid to the covered executive had it been based on the restated results, as determined by the Board. Such amount will be computed without regard to any taxes paid by the covered executive.

In addition, under the terms of the 2020 Plan, if, due to the material noncompliance of the Company with any financial reporting requirement of the United States securities laws, rules and regulations, the Company is required to prepare an accounting restatement of its financial statements, the Company will take the following actions with respect to each award that was granted under the 2020 Plan during the three-year period preceding the date on which the Company becomes required to prepare such restatement, regardless as to whether such restatement is attributable to the negligence, fraud or other misconduct of any participant in the 2020 Plan (a “Participant”) or any other person:

(i)

If an award is unpaid, unvested or unexercised, the Company will cancel all or a portion of the award, if and to the extent that the Compensation Committee determines that the award to the Participant was based upon erroneous data contained in the Company’s financial statements and was in excess of the award that the Participant would have received based upon the Company’s restated financial statements;

(ii)

If any shares have been issued by the Company to the Participant under the award and have vested, the Participant will be required to transfer to the Company, for no consideration, all or a portion of such shares or a cash amount equal to the fair market value of such shares as of the date of the restated financial statements, if and to the extent that the Compensation Committee determines that the award of such shares received by the Participant was based upon erroneous data contained in the Company’s financial statements and was in excess of the shares that the Participant would have received based upon the Company’s restated financial statements; and

(iii)

If an award has been paid in cash by the Company to the Participant under the award, the Participant will be required to return to the Company, for no consideration, all or a portion of such cash, if and to the extent that the Compensation Committee determines that the award of such cash payment received by the Participant was based upon erroneous data contained in the Company’s financial statements and was in excess of the cash payment that the Participant would have received based upon the Company’s restated financial statements.

Policy Prohibiting the Hedging or Pledging of Company Stock

We maintain an Anti-Hedging/Anti-Pledging Policy that prohibits our directors and executive officers from:

•	Hedging or derivative transactions involving Calavo securities,
•	Pledging Calavo securities as collateral for loans, and

•	Short-selling Calavo securities or engaging in other restricted transactions.

An exception may be permitted only with written approval from the Board or the Chair of the Nominating and Governance Committee for (i) transactions or positions that predated the policy or (ii) unusual circumstances that do not violate the spirit and intent of the policy. No exceptions will be granted for short sales that violate Section 16(c) of the Exchange Act.

Please see “Item 10. Directors, Executive Officers, and Corporate Governance—Insider Trading Policy” for a description of the Insider Trading Policy.

Policies and practices for granting certain equity awards

Our policies and practices regarding the granting of equity awards are carefully designed to ensure compliance with applicable securities laws and to maintain the integrity of our compensation program. The Compensation Committee is responsible for the timing and terms of equity awards to executives and other eligible employees. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its shareholders.

During fiscal year 2025, the Company did not grant stock options (or similar awards) to any named executive officer or anyone else at any time including during any period beginning four business days before and ending one day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information.

In certain years, the Company has granted stock options to its employees (other than executive officers) annually after a meeting of the Compensation Committee, and during an open trading window under the Company’s insider trading policy. The Company does not time nor does it plan to time the release of material, non-public information for the purpose of affecting the value of employee compensation.

Tax Considerations

Prior to the Tax Cuts and Jobs Act of 2017 (“TCJA”), Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally disallowed a tax deduction to publicly held companies for compensation paid to certain executive officers in excess of $1 million per officer in any year that did not qualify as performance based. Under the TCJA, the performance-based exception has been repealed and the $1 million deduction limit now applies to anyone serving (or who has served) as the chief executive officer or the chief financial officer at any time during a fiscal year and the top three other highest compensated executive officers serving at any fiscal year-end. While the Compensation Committee considers tax deductibility as one of many factors in determining executive compensation, the Compensation Committee will award compensation that it determines to be consistent with the goals of our executive compensation program even if such compensation is not fully tax deductible.

Non-GAAP Financial Measures

Adjusted Net Income (loss) is defined as net income (loss) from continuing operations attributable to Calavo Growers, Inc. excluding (1) acquisition-related costs, (2) restructuring-related costs, including certain severance costs, (3) certain litigation, internal investigation and other related costs, (4) foreign currency loss (gain), (5) asset impairments, (6) impact of discrete tariff or other tax charges that are distortive to results, and (7) one-time items. Adjusted Net Income (loss) and the related measure of Adjusted Net Income (loss) per diluted share exclude certain items that are recognized and recorded under GAAP in particular periods but might be viewed as not necessarily coinciding with the underlying business operations for the periods in which they are so recognized and recorded. Management believes Adjusted Net Income (loss) affords investors a different view of the overall financial performance of the Company than Adjusted EBITDA and the GAAP measure of Net Income (loss) from continuing operations.

Management believes this measure is useful to investors because they (i) help isolate unusual items not indicative of ongoing operations and (ii) reflect how management monitors operating performance and allocates resources.

The following table presents Adjusted Net Income (loss) and Adjusted Net Income (loss) per diluted share, each a non-GAAP measure, and reconciles them to Net Income (loss) attributable to Calavo Growers, Inc., and Diluted EPS, which are the most directly comparable GAAP measures.

Twelve months ended
October 31, 2025
Net income from continuing operations	$19,970
Less: Net income attributable to noncontrolling interest	(174)
Net income (loss) from continuing operations attributable to Calavo Growers, Inc.	19,796
Non-GAAP adjustments:
Expenses related to Mexican tax matters (a)	1,963
Professional fees related to internal investigation and related expenses (b)	988
Foreign currency gain (c)	(1,803)
Tariffs (d)	1,038
Stock-based compensation	1,154
FDA regulatory hold-related charges (e)	5,098
Settlement of tomato grower advances (f)	1,801
Other (g)	1,008
Tax impact of adjustments (h)	(2,136)
Adjusted net income from continuing operations	$28,907

Calavo Growers, Inc.’s continuing operations per share:
Diluted EPS from continuing operations (GAAP)	$1.11
Adjusted net income from continuing operations per diluted share	$1.62

Number of shares used in per share computation:
Diluted	17,897
(a)	For the twelve months ended October 31, 2025, we incurred $2.0 million. “Mexican tax matters” refers to proceedings with the Mexican Tax Administration Service (SAT), including the recovery of value added tax (IVA) receivables, the 2013 assessment, and legal and advisory services connected to the recent court recognition of Calavo de México as a maquila. Additional information is provided in the Original Form 10-K.
(b)	For the twelve months ended October 31, 2025, we incurred $0.9 million of professional fee expenses related to the FCPA investigation in Mexico.
(c)	Foreign currency remeasurement gains, net of losses, were $1.8 million for the twelve-month period ended October 31, 2025.
(d)	For the twelve months ended October 31, 2025, we incurred less than $1.0 million in costs related to tariffs. These costs were primarily attributable to tariffs levied on United States-Mexico-Canada Agreement (USMCA) compliant goods sourced from Mexico during a discrete three-day period (March 4, 2025 through March 6, 2025) before being lifted. The remaining amounts relate primarily to tariffs on certain avocado imports that were also temporary in nature. We were unable to pass these costs on to customers, and we believe they are not indicative of our ongoing operating results.
(e)	Represents third-party inspection and testing costs, incremental logistics/handling expenses, and inventory write-downs on fruit diverted or sold at distressed prices, resulting from the temporary FDA detention hold on certain avocado imports from Mexico during our third and fourth fiscal quarter of 2025. We view these costs as unusual and non-recurring.

(f)	Represents a charge recorded in fiscal 2025 to resolve a grower advance balance associated with a tomato program from fiscal years 2021 through 2023. The charge reflects updated recovery considerations and is not indicative of current operations or sourcing activities.
(g)	Represents other costs outside the normal course of operations, consisting primarily of finance organization recruiting and transition-related costs, legal settlement expenses, and professional fees and related costs incurred in connection with the activities of a special committee of the Board of Directors established to evaluate potential strategic transactions. We believe these costs are not indicative of our ongoing operating results.
(h)	Tax impact of non-GAAP adjustments are based on effective year-to-date tax rates.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of Calavo Growers, Inc. has reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of the Company. Based on this review and discussion, the Compensation Committee unanimously recommends that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K, as amended.

COMPENSATION COMMITTEE
Steven Hollister, Chair

Michael DiGregorio
Kathleen M. Holmgren

The following table presents the annual compensation for each individual who served as Chief Executive Officer or Chief Financial Officer during fiscal year 2025, as well as our three other highest-paid executive officers. This includes individuals who served in these capacities for only a portion of fiscal year 2025, as required by Item 402 of Regulation S-K.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(15)	Option Awards ($)(15)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Lecil Cole(1)	2025	68,240		—		—	—	—	11,617	(2)	79,857
Former Chief Executive Officer	2024	66,160		—		—	—	—	11,600		77,760
	2023	41,515		—		—	1,840,000	—	9,819		1,891,334
Shawn Munsell(3)	2025	106,177		94,629	(4)	—	—	—	2,870	(5)	203,676
Former Chief Financial Officer	2024	430,000		—		—	—	—	40,002		470,002
	2023	426,219		—		249,000	—	—	38,870		714,089
Michael Browne(6)	2025	454,477		265,000	(7)	—	—	—	50,463	(8)	769,940
Former Executive Vice President Sales and Operations	2024	430,000		50,000		—	—	—	35,857		515,857
	2023	162,077		—		—	—	—	10,678		172,755
Ronald Araiza	2025	441,908		50,000	(9)	—	—	—	45,282	(10)	537,190
Executive Vice President Fresh Foods	2024	430,000		50,000		—	—	—	43,473		523,473
	2023	190,849		—		—	—	—	18,708		209,557
James Snyder(11)	2025	392,292	(12)	10,000	(13)	—	—	—	24,703	(14)	426,995
Chief Financial Officer
(1)	Mr. Cole retired from his position with the Company effective December 8, 2025.
(2)

All Other Compensation consists of (i) $405 we paid on behalf of Mr. Cole related to health insurance, (ii) $11,196 we paid to Mr. Cole related to a car allowance, (iii) and $16 we paid on behalf of Mr. Cole related to life insurance which is a benefit provided to all employees.

(3)	On November 11, 2024, Mr. Munsell, Former Chief Financial Officer, gave notice of his resignation effective December 1, 2024.
(4)

The Compensation Committee awarded Mr. Munsell a discretionary cash bonus of $94,629 for 2025. For additional information regarding such discretionary cash bonus, see “—Executive Compensation: Compensation Discussion and Analysis—Annual Performance-Based Awards; Discretionary Retention-Based Bonuses.”

(5)

All Other Compensation consists of (i) $724 we paid on behalf of Mr. Munsell related to health insurance, (ii) $1,866 we paid to Mr. Munsell related to a car allowance, (iii) $40 we paid on behalf of Mr. Munsell related to life insurance which is a benefit provided to all employees and (iv) $240 we paid to Mr. Munsell for a phone allowance.

(6)	Mr. Browne retired from his position with the Company effective December 1, 2025.
(7)

The Compensation Committee awarded Mr. Browne a discretionary cash bonus of $265,000 for 2025. For additional information regarding such discretionary cash bonus, see “—Executive Compensation: Compensation Discussion and Analysis—Annual Performance-Based Awards; Discretionary Retention-Based Bonuses.”

(8)

All Other Compensation consists of (i) $17,095 we paid on behalf of Mr. Browne related to health insurance, (ii) $11,196 we paid to Mr. Browne related to a car allowance, (iii) $6,246 we paid on behalf of Mr. Browne related to life insurance which is a benefit provided to all employees and (iv) $1,320 we paid to Mr. Browne for a phone allowance and (v) $14,030 of contributions made by us to our 401(k) plan on behalf of Mr. Browne.

(9)

The Compensation Committee awarded Mr. Araiza a discretionary cash bonus of $50,000 for 2025. For additional information regarding such discretionary cash bonus, see “—Executive Compensation: Compensation Discussion and Analysis—Annual Performance-Based Awards; Discretionary Retention-Based Bonuses.”

(10)

All Other Compensation consists of (i) $13,820 we paid on behalf of Mr. Araiza related to health insurance, (ii) $11,196 we paid to Mr. Araiza related to a car allowance, (iii) $5,726 we paid on behalf of Mr. Araiza related to life insurance which is a benefit provided to all employees, (iv) $540 we paid to Mr. Araiza for a phone allowance and (v) $14,000 of contributions made by us to our 401(k) plan on behalf of Mr. Araiza.

(11)	On November 15, 2024, James Snyder was appointed Chief Financial Officer of Calavo, with his service commencing on December 2, 2024.
(12)	Mr. Snyder’s initial annual base salary was set at $430,000.

(13)

The Compensation Committee awarded Mr. Snyder a discretionary cash bonus of $10,000 for 2025. For additional information regarding such discretionary cash bonus, see “—Executive Compensation: Compensation Discussion and Analysis—Annual Performance-Based Awards; Discretionary Retention-Based Bonuses.”

(14)

All Other Compensation consists of (i) $13,711 we paid on behalf of Mr. Snyder related to health insurance, (ii) $9,330 we paid to Mr. Snyder related to a car allowance, (iii) $822 we paid on behalf of Mr. Snyder related to life insurance which is a benefit provided to all employees and (iv) $840 we paid to Mr. Snyder for a phone allowance.

(15)

The estimated grant date values for the above stock awards were computed in accordance with FASB ASC Topic 718. These amounts reflect our financial accounting expense for these awards in accordance with FASB ASC Topic 718 and will not necessarily reflect the actual value that may be realized by the grantees with respect to these awards. This value of a stock award is determined based on the number of shares granted multiplied by the closing share price of our common stock on the date of grant. Further discussion and assumptions utilized with respect to these valuations are set forth in Note 12 (Stock-Based Compensation) to our consolidated financial statements contained in our Original Form 10-K filed on January 14, 2026, for the fiscal year ended October 31, 2025.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2025

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards(1)
Name/Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Grant date fair value of stock awards ($)	All other stock awards: Number of shares of stock or units
Lecil Cole, Former Chief Executive Officer		—	—	—	—	—	—
Shawn Munsell(2), Former Chief Financial Officer – Cash Incentive		215,000	430,000	860,000	—	—	—		—
Michael Browne, Executive Vice President Sales & Operations – Cash Incentive		232,200	464,400	928,800	—	—	—		—
Ronald Araiza, Executive Vice President Fresh Foods – Cash Incentive		223,600	447,200	894,400	—	—	—		—
James Snyder, Chief Financial Officer – Cash Incentive		223,600	447,200	894,400	—	—	—		—
(1)	The amounts set forth above reflect the threshold, target and the maximum amounts that each of our named executive officers could have earned under our performance-based bonus plan for services performed in fiscal 2025, assuming Calavo had attained the respective Adjusted Net Income levels described in the Compensation Discussion and Analysis. These amounts represent the performance-based opportunities established at the beginning of fiscal 2025. The Compensation Committee reserved the right to pay up to 50% of any earned bonuses in RSUs to vest over 36 months.
(2)	Mr. Munsell resigned effective December 1, 2024.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides the outstanding equity awards for each named executive officer as of October 31, 2025. Other than as reported in the tables below, no other named executive officer held any unvested shares or stock options as of October 31, 2025.

Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise Price ($)	Option expiration date
Lecil Cole	200,000	—	500,000	24.39	3/10/2033

The options were originally scheduled to vest in four tranches based on the following performance milestones:

1)	200,000 shares vested on March 10, 2024, based on continued service through that date.
2)	100,000 shares vest upon:
a)	The Company’s stock reaching a closing price of $50.00 or higher on Nasdaq.
b)	The 30-day average closing price following this milestone also being $50.00 or higher.
3)	100,000 shares vest upon:
a)	The Company’s stock reaching a closing price of $50.00 or higher.
b)	The 30-day average closing price reaching $60.00 or higher.
4)	100,000 shares vest upon:
a)	The Company’s stock reaching a closing price of $50.00 or higher.
b)	The 30-day average closing price reaching $70.00 or higher.

Vesting of milestone-based tranches was originally contingent upon Mr. Cole’s continued service as President and Chief Executive Officer. On December 8, 2025, in connection with Mr. Cole’s retirement, the Company entered into a letter agreement amending the Stock Option, pursuant to which the remaining, unvested 300,000 shares underlying the award became vested and exercisable as of such date. Following Mr. Cole’s retirement, 200,000 shares subject to such option shall remain exercisable until July 31, 2026 and 300,000 shares subject to such option shall remain exercisable until December 8, 2026.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2025

The following table shows shares of restricted stock held by named executive officers which vested in fiscal year 2025. There were no stock option exercises by any named executive officer in fiscal year 2025.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Shawn Munsell	1,203	$32,517

Calavo currently does not maintain a non-qualified defined contribution plan, non-qualified deferred compensation plan or pension plan, for any named executive officers.

EXECUTIVE EMPLOYMENT AGREEMENTS

Below is a summary of the employment agreements that were in effect for our named executive officers for fiscal year 2025: Lecil Cole and Shawn Munsell. These agreements were not modified in fiscal year 2025. On November 12, 2025, the Company announced that Mr. Cole would retire effective December 8, 2025, and Mr. Cole retired as an employee and officer of the Company effective December 8, 2025. In connection with his retirement, on December 8, 2025, Mr. Cole entered into a letter agreement with the Company amending certain equity award terms. None of the other named executive officers were a party to an employment agreement during fiscal year 2025.

Lecil Cole

Pursuant to an Employment Agreement dated March 10, 2023, between Calavo and Mr. Cole (the “Employment Agreement”), Mr. Cole receives an annual base salary of $64,480, subject to increases as required by law to meet the minimum wage for an exempt employee. In lieu of participating in the long-term incentive program offered to other executives, Mr. Cole was granted a stock option under the 2020 Plan to purchase 500,000 shares of Calavo’s common stock (the “Option”), which vests as described in the Outstanding Equity Awards table.

Upon termination of employment for any reason, Mr. Cole is not entitled to additional base salary payments, except for any earned but unpaid salary and, if required by law, accrued vacation pay or paid time off as of the termination date.

If Calavo terminates Mr. Cole’s employment without Cause (as defined in the Employment Agreement) or if he resigns for Good Reason (as defined in the Employment Agreement), and he executes a Separation and Release Agreement, then Mr. Cole is entitled to:

1.	Credit Mr. Cole with one additional year of service for purposes of determining the vesting of the Option, effective immediately prior to his termination.
2.

Pay COBRA premiums to maintain his group health benefits (including medical, dental, and vision insurance) for one year. During this period, Mr. Cole will be treated as an active employee for benefits continuation.

Mr. Cole retired without Good Reason effective December 8, 2025.

Shawn Munsell

Pursuant to an Employment Agreement dated June 9, 2022, between Calavo and Mr. Munsell (the “Munsell Employment Agreement”), Mr. Munsell receives an annual base salary of $415,000, subject to annual increases at the discretion of Calavo’s Compensation Committee. In February 2024, his base salary increased to $430,000.

Beginning in fiscal 2022, Mr. Munsell became eligible for a performance bonus of 60% of his annual base salary, contingent on Calavo achieving annual performance targets established by the Compensation Committee. The Committee may also award him a discretionary bonus.

Upon commencing employment, Mr. Munsell received a signing bonus in the form of RSUs valued at $350,000. These RSUs vest in three equal annual installments, with the first installment vesting on the first anniversary of his start date. Calavo also reimburses Mr. Munsell for travel expenses.

Mr. Munsell resigned without Good Reason (as defined in the Munsell Employment Agreement) from his position with the Company effective December 1, 2024.

If Calavo had terminated Mr. Munsell’s employment without Cause or if he had resigned for Good Reason (as defined in the Munsell Employment Agreement), he would have been entitled to:

1.	Severance equal to one year of his base salary.
2.	Calavo-paid health benefits for one year.
3.	A pro-rated portion of his annual bonus.
4.	Full vesting of the RSUs granted as his signing bonus.

Certain Employment Agreement Definitions

The terms “Cause,” “Good Reason,” and “Change in Control” are defined in the employment agreements between Calavo and its named executive officers, as well as in the 2020 Plan. These definitions govern executive compensation arrangements related to severance, termination, and change-in-control benefits.

For reference:

•	“Cause” generally includes willful misconduct, refusal to perform duties, conviction of certain crimes, theft, or other material breaches of the employment agreement or company policies.
•

“Good Reason” generally includes material adverse changes to an executive’s role, salary reductions below a specified threshold, certain breaches of the employment agreement by the Company, or a failure by a successor entity to assume contractual obligations.

•	“Change in Control” is defined in the 2020 Plan or as defined in the executive’s employment agreement for those named executive officers who are party to an employment agreement.

These definitions remain unchanged from prior years and can be reviewed in full in the applicable employment agreements and the 2020 Plan.

Potential Payments Upon Termination or Change in Control:

If a Change in Control of Calavo occurs and the agreement governing the transaction does not provide for one of the following:

•	Continuation of outstanding awards,
•	Assumption of outstanding awards by the successor entity, or
•	Substitution of new awards with substantially similar terms, including adjustments for securities of the successor entity,

then the following adjustments to outstanding awards will take effect immediately prior to, but conditioned on, the consummation of the Change in Control:

1.	Stock Options & Stock Appreciation Rights (SARs)
•	Any unexercisable or unvested Options or SARs will automatically vest and become exercisable.
2.	Performance-Based Awards
•	Performance Awards will be paid out as if the Change in Control date were the last day of the Performance Period, with performance assumed at target levels.
•	However, the Compensation Committee may cancel outstanding Incentive Cash Awards without payment if the Change in Control occurs before 50% of the Performance Period is complete.
3.	All Other Outstanding Awards (RSUs, Restricted Shares, etc.)
•	Any unvested or restricted awards will automatically vest, and all forfeiture provisions will lapse.

The table below summarizes, as of October 31, 2025, the compensation that would have been provided to the named executive officers if their employment had hypothetically been terminated without Cause or Good Reason on such date and using the closing price of our common shares on October 31, 2025 of $22.19. Under the Company’s severance policy, executive officers, unless otherwise contracted, are eligible for severance pay in the event of a termination without cause or for good reason. The severance package includes:

1.	Cash Severance: A minimum of 26 weeks of base salary, plus one additional week for each completed year of service, up to a maximum of 36 weeks; and
2.	Health Benefits: Up to six months of continued health benefit coverage paid by the company.

The company’s policy does not preclude re-hired employees from receiving severance again, though consideration may be given to the most recent period of employment when determining severance eligibility.

Name	Salary Severance ($)	Bonus Severance ($)	Health Benefits ($)	Equity Award Vesting ($)	Total ($)
Lecil Cole	68,640	—	434	—	69,074
Shawn Munsell(1)	—	—	—	—	—
Mike Browne	464,400	191,111	50,149	—	705,660
Ronald Araiza	447,200	—	33,880	—	481,080
James Snyder	447,200	—	34,174	—	481,374
(1)	Mr. Munsell resigned effective December 1, 2024 and was not employed by the Company as of October 31, 2025. Accordingly, as of the assumed termination or change in control date, no payments or accelerated vesting would have been payable to him.

The table below summarizes as of October 31, 2025, the shares that would vest upon a change in control if a change in control had hypothetically occurred on such date, and the market value of such shares based on the closing price on October 31, 2025 of $22.19.

Stock Awards
Executive Officer	Number of Shares Which Vest (#)	Value of Vested Shares ($)
Lecil Cole	—	—
Shawn Munsell(1)	—	—
Mike Browne	—	—
Ronald Araiza	—	—
James Snyder	—	—
(1)	Mr. Munsell resigned effective December 1, 2024.

Following the end of fiscal year 2025, each of James Snyder and Ronald Araiza, entered into Executive Retention Agreements with Calavo, which amend, in part, the compensatory provisions of their existing offer letters to provide that, (i) subject to such named executive officer’s continued employment with the Company through the earlier of the first anniversary of their acceptance of the applicable Executive Retention Agreement (the “Anniversary Date”) and the date upon which the Company consummates a Change in Control (as defined in the 2020 Plan) (such date, the “Change in Control Date” and the earlier of the Change in Control Date and the Anniversary Date, the “Earn Date”), Messrs. Snyder and Araiza will be entitled to receive a one-time retention bonus payment in the amount of $559,000 and $447,200, respectively, on the next regular payroll following the Earn Date, subject to applicable tax withholdings, (ii) in the event either Messrs. Snyder and Araiza resign for Good Reason (as defined in the applicable Executive Retention Agreement) or their employment is terminated by the Company without Good Cause (as defined in the applicable Executive Retention Agreement), Messrs. Snyder and Araiza will be entitled to a lump-sum cash payment equal to one year of their then-current annual base salary, subject to the applicable executive’s execution of a release in a form acceptable to the Company and applicable tax withholdings and (iii) in the event of a Change in Control during Messrs. Snyder and Araiza’s employment, Messrs. Snyder and Araiza will be entitled to a one-time bonus payment equal to 50% of their then-current annualized base salary, subject to applicable tax withholdings.

COMPENSATION RISK

The Compensation Committee reviewed Calavo’s compensation policies and practices to assess any potential material impact on the Company. This review considered whether these policies or practices:

•	Encourage inappropriate risk-taking,
•	Pose risks reasonably likely to have a material adverse effect on Calavo, and
•	Require modifications to mitigate any identified risks.

The Committee also evaluated risk-mitigating controls, including senior management and committee oversight, as well as internal controls governing compensation programs. Based on this review, the Compensation Committee determined that Calavo’s compensation policies and practices do not pose risks that are reasonably likely to have a material adverse effect on the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Steven W. Hollister, Kathleen M. Holmgren, and B. John Lindeman served as members of our Compensation Committee during all or part of fiscal year 2025. None of these committee members (1) was an officer or employee of Calavo or any of our subsidiaries during the time they served on the Compensation Committee or (2) had any relationship requiring disclosure by us pursuant to Item 404 of Regulation S-K. None of the Company’s executive officers serves on the board of directors or the compensation committee of a company that has an executive officer that serves as or served as a member of our Board or Compensation Committee.

PAY VERSUS PERFORMANCE DISCLOSURE

We are required by SEC rules to disclose the following information regarding compensation paid to our Principal Executive Officers (PEOs) and name executive officers (NEOs) as compared to the Company’s performance. The amounts set forth below under the headings “Compensation Actually Paid to PEO” and “Average Compensation Actually Paid to Non-PEO NEOs” have been calculated in a manner consistent with Item 402(v) of Regulation S-K. Footnotes (2) and (3) below discuss the adjustments from the Total Compensation for each NEO reported in the Summary Compensation Table above to derive the “compensation actually paid” (“CAP”) to each NEO. The following table sets forth additional compensation information of our PEO and our non-PEO NEOs along with total shareholder return (“TSR”), Net Income, and Adjusted Net Income performance results for fiscal years 2021, 2022, 2023, 2024, and 2025:

											Value of Initial Fixed $100 Investment Based On
Year	Summary Compensation Table Total for First PEO(1)	Summary Compensation Table for Second PEO(1)	Summary Compensation on Table for Third PEO(1)	Summary Compensation on Table for Fourth PEO(1)	Compensation Actually Paid to First PEO(2)	Compensation Actually Paid to Second PEO(2)	Compensation Actually Paid to Third PEO(2)	Compensation Actually Paid to Fourth PEO(2)	Average Summary Compensation Table Total for Non- PEO NEOs(3)	Average Compensation Actually Paid to Non-PEO NEOs(2)(3)	Total Shareholder Return(3)(4)	New Peer Group Total Shareholder Return(3)(4)	Old Peer Group Total Shareholder Return(3)(4)	Net Income (loss) (000)	Adjusted Net Income (000)(5)
2025	$79,857	—	—	—	$(1,352,143)	—	—	—	$484,450	$455,521	$37.04	$89.97	$41.92	$19,796	$28,907
2024	77,760	—	—	—	830,876	—	—	—	484,928	486,094	42.94	100.16	57.65	(1,024)	18,678
2023	1,891,334	2,214,492	—	—	441,934	1,211,019	—	—	627,738	479,726	40.18	91.42	59.54	(7,967)	11,466
2022	—	3,076,429	150,000	—	—	2,717,447	181,671	—	466,912	402,619	53.83	113.90	63.18	(6,602)	8,869
2021	—	—	323,882	1,031,283	—	—	182,192	876,182	477,954	389,979	60.85	104.48	85.00	(11,922)	6,220
(1)	The dollar amounts reported are the amounts of total compensation reported for our PEO(s) in the Summary Compensation Table for the last five fiscal years.
(2)

The dollar amounts reported represent the amount of CAP, as computed in accordance with SEC rules. The dollar amounts do not reflect the actual amounts of compensation paid to our PEO(s) or other non-PEO NEOs during the applicable year, but also include (i) the year-end value of equity awards granted during the reported year, and (ii) the change in the value of equity awards that were unvested at the end of the prior year, measured through the date the awards vested or were forfeited, or through the end of the reported fiscal year along with changes in pension value and nonqualified deferred compensation earnings. The tables below provide fuller details.

(3)	The numbers in these columns have been revised from the numbers previously reported in last year’s “Pay versus Performance Table” in order to correct an administrative error.
(4)

Company and Peer Group total shareholder return as shown in last year's disclosure has been adjusted to reflect the weighted average TSR. Our 2025 Peer Group Index includes the companies of: BRC, Inc., Bridgeford Foods Corporation, John B Sanfilippo & Son, Inc., Limoneira Company, MGP Ingredients, Inc., Mission Produce, Inc.,

SunOpta, Inc., The Duckhorn Portfolio, Inc., The Vita Coco Company, Inc., Tootsie Roll Industries, Inc., Utz Brands, Inc., Vital Farms, Inc., and Westrock Coffee Company, LLC. The Duckhorn Portfolio was acquired on December 24, 2024, and, as a result, did not have a market value at the end of fiscal year 2025. The comparable cumulative total shareholder return for the prior 2024 peer group for the period starting on October 31, 2020 and ending on October 31 of the following years would be: 2021 ($85.00), 2022 ($63.18), 2023 ($59.54), 2024 ($57.65), and 2025 ($41.92).

Peer Group Changes: The current 2025 Peer Group Index represents the set of companies selected as being most comparable to Calavo’s business profile and market capitalization as of the beginning of fiscal year 2025, and it replaces the prior peer group used in last year’s disclosures. The following companies are omitted from the 2025 Peer Group Index which were included in the prior peer group: Andersons, Inc., B&G Foods, Inc., Boston Beer Company, Inc., Fresh Del Monte Produce, Inc., Hain Celestial Group, Inc., J&J Snack Foods, Corp., and Lifecore Biomedical, Inc

(5)

Adjusted Net Income is the financial measure that the Company believes to be the most important measure (that is not otherwise required to be disclosed in the table) it used in the most recent fiscal year to link CAP to all of the NEOs as reported below.

The PEOs and other NEOs included in the above compensation columns are comprised of the following:

Year	PEOs	NON-PEO NEOs
2025	Lecil Cole (First PEO)	Shawn Munsell, Ronald Araiza, Michael Browne, James Snyder
2024	Lecil Cole	Shawn Munsell, Ronald Araiza, Paul Harrison, Michael Browne
2023	Lecil Cole, Brian Kocher (Second PEO)	Shawn Munsell, Graciela Montgomery, Ronald Araiza, Paul Harrison, Danny Dumas, Helen Kurtz
2022	Brian Kocher, Steven Hollister (Third PEO)	Shawn Munsell, Mariela Matute, Graciela Montgomery, Robert Wedin, Ronald Araiza, Danny Dumas, Helen Kurtz
2021	James Gibson (Fourth PEO), Steven Hollister	Mariela Matute, Kevin Manion, Robert Wedin, Ronald Araiza, Mark Lodge, Farha Aslam

To calculate the amounts in the “Compensation Actually Paid to PEO” column in the Pay versus Performance table above, the following amounts were deducted from and added to (as applicable) the “Total” compensation of our PEOs for each applicable year, as reported in the Summary Compensation Table above.

Compensation Actually Paid to PEOs

Year	Summary Compensation Table Total for PEO(i)	Minus Reported Value of Equity Awards for PEO(ii)	Plus Equity Award Adjustments for PEO(iii)	Plus Reported Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	Compensation Actually Paid to PEO
2025	$79,857	$—	$(1,432,000)	—	$(1,352,143)
2024	77,760	—	753,116	—	830,876
2023	4,105,826	(2,640,000)	187,127	—	1,652,953
2022	3,226,429	(2,100,000)	1,772,690	—	2,899,119
2021	1,355,165	(146,690)	(150,101)	—	1,058,374

(i)	The dollar amounts reported are the amounts of total compensation reported for our PEOs in the Summary Compensation Table for fiscal years 2025, 2024, 2023, 2022, and 2021.
(ii)	Represents the grant date fair value of the equity awards to our PEOs, as reported in the “Stock Awards” column in the Summary Compensation Table for each applicable year.
(iii)

Represents the year-over-year change in the fair value of equity awards to our PEOs, as itemized in the table below. Fair value or change in fair value, as applicable, of equity awards in the “Compensation Actually Paid” columns was determined by reference to (a) for RSU awards, closing price on applicable year-end dates (b) for PRSU awards, the same valuation methodology as RSU awards above except year-end share amounts are multiplied by the probability of achievement as of each such date.

Equity Award Adjustments for PEOs

Fair Value of Equity Awards for PEOs	2025	2024	2023	2022	2021
Plus as of year-end fair value for awards granted during the fiscal year that are outstanding and unvested as of the end of the fiscal year	$—	$—	$512,295	$1,741,019	$5,000
Plus year-over-year change in fair value of unvested awards granted in previous fiscal years and outstanding and unvested as of the end of the fiscal year	(1,432,000)	173,000	—	(5,000)	—
Plus vesting date change in fair value of awards from prior fiscal year-end for which all applicable vesting conditions were satisfied at the end of or during the fiscal year	—	580,116	(334,932)	—	(186,557)
Less fair value at the end of prior fiscal year of awards granted in prior fiscal years that fail to meet vesting conditions during the fiscal year	—	—	(200,207)	—	—
Plus dollar value of any dividends or other earnings paid on stock or option awards in the fiscal year	—	—	209,971	36,671	31,456
Total equity award adjustments	$(1,432,000)	$753,116	$187,127	$1,772,690	$(150,101)

To calculate the amounts in the “Average Compensation Actually Paid to Non-PEO NEOs” column in the Pay versus Performance table above, the following amounts were deducted from and added to (as applicable) the average of the “Total” compensation of our non-PEO NEOs for each applicable year, as reported in the Summary Compensation Table above.

Average Compensation Actually Paid to Non-PEO NEOs

Year	Average Summary Compensation Table Total for Non-PEO NEOs(i)	Minus Average Reported Value of Equity Awards for Non-PEO NEOs(ii)	Plus Average Equity Award Adjustments for Non- PEO NEOs(iii)	Plus Average Reported Change in Pension Value and Non- qualified Deferred Compensation Earnings for Non-PEO NEOs ($)	Average Compensation Actually Paid to Non- PEO NEOs
2025	$484,450	$—	$(28,929)	—	$455,521
2024	484,928	—	1,166	—	486,094
2023	627,738	(133,400)	(14,612)	—	479,726
2022	466,912	(158,857)	94,564	—	402,619
2021	447,954	(68,667)	10,692	—	389,979
(i)	The dollar amounts reported is the average of the amounts of total compensation reported for our Non-PEO NEOs in the Summary Compensation Table for fiscal years 2025, 2024, 2023, 2022 and 2021.
(ii)	Represents the grant date fair value of the equity awards to our Non-PEO NEOs, as reported in the “Stock Awards” column in the Summary Compensation Table for each applicable year.
(iii)

Represents the year-over-year change in the fair value of equity awards to our Non-PEO NEOs, as itemized in the table below. No awards vested in the year they were granted. Fair value or change in fair value, as applicable, of equity awards in the “Compensation Actually Paid” columns was determined by reference to (a) for RSU awards, closing price on applicable year-end dates (b) for PRSU awards, the same valuation methodology as RSU awards above except year-end share amounts are multiplied by the probability of achievement as of each such date.

Equity Award Adjustments for Non-PEO NEOs

	2025	2024	2023	2022	2021
Fair Value of Average Equity Awards for Non-PEO NEOs
Plus as of year-end fair value for awards granted during the fiscal year that are outstanding and unvested as of the end of the fiscal year	$—	$—	$25,919	$144,482	$79,181
Plus year-over-year change in fair value of unvested awards granted in previous fiscal years and outstanding and unvested as of the end of the fiscal year	—	2,838	(24,970)	(2,062)	(31,104)
Plus vesting date change in fair value of awards from prior fiscal year-end for which all applicable vesting conditions were satisfied at the end of or during the fiscal year	135	(1,672)	(4,700)	(770)	7,350
Less fair value at the end of prior fiscal year of awards granted in prior fiscal years that fail to meet vesting conditions during the fiscal year	(29,065)	—	(11,336)	(47,086)	(52,076)
Plus dollar value of any dividends or other earnings paid on stock or option awards in the fiscal year	—	—	475	—	7,341
Total average equity award adjustments	$(28,929)	$1,166	$(14,612)	$94,564	$10,692

The following graphs illustrate the relationship of the average CAP for our PEO (for years in which more than one individual served as PEO, the amount reflects the average CAP of those individuals) and the average CAP for our Non-PEO NEOs in relation to our TSR, Net Loss, and Adjusted Net Income (the Company Selected Measure). Additionally, the graphs also describe the relationship between our own TSR versus our Peer Group TSR.

Compensation Actually Paid Versus TSR

Compensation Actually Paid Versus Net Income (Loss)

Compensation Actually Paid Versus Adj. Net Income (Loss)

The three financial performance measures in the following list represent an unranked list of the “most important” financial performance measures linking CAP to Company performance for the NEOs in 2025. After Adjusted Net Income, we do not consider any one of the other following financial performance measures to be a more important measure than another measure for our Company or executive compensation program. See the discussion above in “—Executive Compensation: Compensation Discussion and Analysis.” for additional discussion related to executive pay.

Tabular List

● Adjusted Net Income
● Net Sales
● Return on Invested Capital

CEO PAY RATIO

As required by applicable SEC rules, we are providing the following information about the relationship of the total annual compensation of our median compensated employee and the annual total compensation of our CEO.

In identifying the median employee, the Company prepared a list of all employees, excluding the Chief Executive Officer along with their annual base wages and salary (“Annual Earnings”) as of October 31, 2025. The median employee’s total compensation was calculated by including in their annual earnings all other compensation for fiscal year 2025, which includes cash incentives such as some who have a phone or internet stipend. There were no cash bonus or equity award payouts issued during fiscal year 2025.

Median Employee Total Compensation for fiscal year 2025	$47,059
CEO Total Compensation for fiscal year 2025	$79,857
Ratio of Median Employee Total Compensation to CEO Total Compensation fiscal year 2025	1.7:1

For fiscal year 2025, the total compensation of our “median employee” (other than our CEOs) was $47,059.

The total annual compensation of our CEO, as reported in the Summary Compensation Table included elsewhere in this proxy was $79,857.

Based on this information, for fiscal year 2025 the ratio of the annual total compensation of our CEO to the annual total compensation of our median employee was 1.7 to 1. We took the following steps to identify the median employee, as well as to determine the annual total compensation of our median employee and the CEO:

•

We used October 31, 2025, as the date upon which we identified the “median employee” considering both our U.S. and Mexico employee population. This population consists of full-time, part-time and seasonal employees working for Calavo during fiscal year 2025.

•	Approximately 85% of the employee population was located in Mexico and approximately 15% of the total employee population was located in the United States.
•

In accordance with the requirement of Item 402(c)(2)(x), we identified and calculated the employee’s compensation for 2025 resulting in a median total compensation rate of $47,059. Since the median employee is located in Mexico, we converted the employee’s pay from Mexican pesos to U.S. dollars using the average published interbank exchange rate of 18.507 pesos per U.S. dollar during fiscal year 2025.

•	For the annual total compensation of our CEO, we used the total combined amount reported in the “Total” column of our Summary Compensation Table included in this proxy statement.

Our global workforce consists of approximately 1,969 employees, with 85% based in Mexico and 15% located in the United States. This distribution significantly influences the median employee compensation figure. The cost of living and prevailing wage levels in Mexico differ from those in the United States, resulting in lower compensation figures for a substantial portion of our workforce. Consequently, the calculated pay ratio reflects these regional economic differences and may appear disproportionate when viewed without this context.

CORPORATE GOVERNANCE PRINCIPLES AND BOARD MATTERS—DIRECTOR COMPENSATION

Director Compensation

Our director compensation program is designed to attract and retain highly qualified non-employee directors while aligning their interests with the long-term success of our shareholders. The Compensation Committee annually reviews director compensation, including both equity and cash components, and recommends adjustments to the Board as needed. The Committee also consults its independent compensation advisor to benchmark director compensation against peer companies.

Under the 2020 Plan:

•	Total annual compensation for a non-employee director in any fiscal year may not exceed $450,000.
•	In the fiscal year of a director’s initial service, this cap on total annual compensation increases to $650,000.
•	Stock and/or option awards granted to a non-employee director may not exceed 20,000 shares per fiscal year.

The Compensation Committee periodically assesses our director compensation program to ensure it remains competitive and aligned with shareholder interests.

Annual Retainers and Equity

During fiscal year 2025, non-employee directors received a base cash retainer, along with additional fees for specific Board roles, including chair and committee service. Directors were also reimbursed for reasonable expenses incurred in performing their duties.

Each non-employee director received a $70,000 annual base retainer for service from November 1, 2024, through October 31, 2025. Retainers and committee fees were paid quarterly, with adjustments made on a pro-rata basis for mid-year role changes.

Directors may also receive additional compensation for special projects or special committee service, as determined by the Board. Fees for special committee service may vary according to the scope of work and time commitment required.

Compensation is pro-rated for directors serving less than a full fiscal year. The following table outlines the fiscal 2025 compensation structure for non-employee directors:

Annual Retainer for Board Members	$70,000
Additional Annual Retainers
Board Chairman	$40,000
Audit Committee Chair	$15,000
Compensation Committee Chair	$12.000
Nominating, Governance and Sustainability Committee Chair	$10,000
Audit Committee Members	$7,500
Compensation Committee Members	$6,000
Nominating, Governance and Sustainability Committee Members	$5,000
Executive Committee Members	$4,000
Target Annual Equity Compensation Award Grant Date Value	$120,000

In fiscal year 2025, on November 1, 2024, all nine non-employee directors were each granted 2,220 RSUs (for a total of 19,980 RSUs) under the 2020 Plan at an approximate total grant date value per award of $60,000. The closing share price of our common stock on such grant date was $27.03. As of November 1, 2025, all of these RSUs had vested, and shares were issued to all non-employee directors in exchange for such vested RSUs.

In fiscal year 2026, on April 23, 2025, all eight non-employee directors were each granted 4,259 RSUs (for a total of 34,072 RSUs) under the 2020 Plan at an approximate total grant date value per award of $120,000. The closing share price of our common stock on such grant date was $28.18. Subject to the terms of the 2020 Plan and the terms of the Merger Agreement, these RSUs will vest on the one-year anniversary of the grant date, subject to continued service of the director through such vesting date, and shares will be issued upon vesting. The Company’s non-employee director compensation program provides for an annual equity grant with an approximate grant date value of $120,000 for each non-employee director, with the timing and vesting of such awards determined by the Board or the Compensation Committee in accordance with the terms of the applicable equity plan.

In addition, subject to the terms of the Merger Agreement, certain of the directors have elected to defer the receipt of the shares underlying the RSUs following the vesting of such RSUs the calendar year following the year in which such director’s service as a director terminates. As of October 31, 2025, directors had elected to defer the receipt of such shares underlying their RSUs as follows:

Name	Deferred RSUs (#)
Adriana Mendizabal	2,200
James Helin	4,929
Farha Aslam(1)	11,408
B. John Lindeman	2,220

(1)	Includes 4,259 shares subject to RSUs that remained unvested as of October 31, 2025.

Stock Ownership Guidelines for Non-Employee Directors

Our non-employee directors are subject to stock ownership guidelines as more fully described below in the section titled “Stock Ownership Guidelines”. Under these guidelines, non-employee directors are required to own equity in the Company with a cumulative value of at least $320,000 by their fifth year of election or appointment, which is approximately equal to 460% of their current annual base retainer.

Compliance with these guidelines is reviewed annually by the Board. All current non-employee directors have satisfied or are within the applicable compliance period under these guidelines.

Director Compensation Table

The following table summarizes compensation that our directors earned (in their capacity as non-employee directors) during fiscal year 2025 for services as members of our Board. All stock and option awards granted in fiscal year 2025 were issued under the 2020 Plan. During fiscal year 2025, certain directors received additional compensation for service on special committees formed in connection with strategic or transactional matters. Such fees are reflected in the Director Compensation Table below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	Total ($)
Marc L. Brown(3)	$87,600	$180,025	—	$267,625
Adriana Mendizabal(4)(5)	90,500	180,025	—	270,525
Michael A. DiGregorio(6)	99,500	180,025	—	279,525
James Helin(7)	44,500	60,007	—	104,507
Steven Hollister(8)	91,850	180,025	—	271,875
Kathleen M. Holmgren(5)(9)	91,000	180,025	—	271,025
J. Link Leavens(10)	74,000	180,025	—	254,025
Farha Aslam(5)(11)	105,750	180,025	—	285,775
B. John Lindeman(5)(12)	79,000	180,025	—	259,025
(1)

The estimated grant date values for the above stock awards were computed in accordance with FASB ASC Topic 718. These amounts reflect our financial accounting expense for these awards in accordance with FASB ASC Topic 718 and will not necessarily reflect the actual value that may be realized by the grantees with respect to these awards. This value of a stock award is determined based on the number of shares granted multiplied by the closing share price of our common stock on the date of grant. Further discussion and assumptions utilized with respect to these valuations are set forth in Note 12 (Stock-Based Compensation) to our consolidated financial statements contained in the Original Form 10-K filed on January 14, 2026, for the fiscal year ended October 31, 2025.

(2)

The aggregate grant date fair value of RSUs granted to non-employee directors during fiscal year 2025, computed in accordance with FASB ASC Topic 718, was $1,500,208. Of this amount, 19,980 RSUs were granted on November 1, 2024 and vested in full on April 22, 2025, when the closing share price of our common stock was $27.03 per share. The number of shares awarded to each grantee was 2,220. An additional 34,072 RSUs were granted on

April 23, 2025 and vest in full on April 8, 2026, when the closing share price of our common stock was $28.18. The number of shares awarded to each grantee was 4,259.

(3)

Represents the annual retainer for board members and additional annual retainers for Mr. Brown’s service on the Audit Committee and the Nominating, Governance and Sustainability Committee during fiscal year 2025.

(4)

Represents the annual retainer for board members and additional annual retainers for Ms. Mendizabal’s service on the Audit Committee, the Executive Committee and the Nominating, Governance and Sustainability Committee (Chair) during fiscal year 2025.

(5)

As of the last day of fiscal year 2025, Ms. Mendizabal, Ms. Holmgren, Ms. Aslam and Mr. Lindeman held stock options (including vested and unvested options, and excluding expired options) to acquire 10,000, 4,000, 10,000 and 10,000 shares of our common stock, respectively. No other non-employee director held any stock options.

(6)	Represents the annual retainer for board members and additional annual retainers for Mr. DiGregorio’s service on the Audit Committee (Chair) and the Executive Committee during fiscal year 2025.
(7)

Represents the annual retainer for board members and additional annual retainers for Mr. Helin’s service on the Compensation Committee and the Nominating, Governance and Sustainability Committee during fiscal year 2025, prior to his retirement at the 2025 Annual Meeting of Shareholders.

(8)

Represents the annual retainer for board members and additional annual retainers for Mr. Hollister’s service as chairperson of the Board, as well as his service on the Compensation Committee (Chair), the Executive Committee and the Nominating, Governance and Sustainability Committee during fiscal year 2025.

(9)

Represents the annual retainer for board members and additional annual retainers for Ms. Holmgren’s service as chairperson of the Board, as well as her service on the Compensation Committee and the Executive Committee during fiscal year 2025.

(10)	Represents the annual retainer for board members during fiscal year 2025 and additional annual retainers for Mr. Leavens’ service on the Executive Committee.
(11)

Represents the annual retainer for board members and additional annual retainers for Ms. Aslam’s service as chairperson of the Board, as well as her service on the Audit Committee (Chair), the Compensation Committee, and the Nominating, Governance and Sustainability Committee during fiscal year 2025.

(12) Represents the annual retainer for board members and additional annual retainers for Mr. Lindeman’s service on the Audit Committee and the Compensation Committee during fiscal year 2025. Mr. Lindeman was appointed as Calavo’s President and Chief Executive Officer effective as of December 8, 2025 and continues to serve as a director.

2020 Equity Incentive Plan

In April 2025, our shareholders approved the 2020 Plan that had been adopted by the Board. All directors, officers, employees and consultants (including prospective directors, officers, employees and consultants) of Calavo and its subsidiaries are eligible to receive awards under the 2020 Plan. Subject to the adjustment provisions of the 2020 Plan that are applicable in the event of a stock dividend, stock split, reverse stock split or similar transaction, up to 1,500,000 shares of common stock may be issued under the 2020 Plan.

The purpose of the 2020 Plan is to promote the interests of Calavo and its shareholders by (a) attracting, retaining and motivating directors, officers, employees and consultants (including prospective directors, officers, employees and consultants) of the Company and its affiliates and (b) enabling such individuals to participate in the growth and financial success of the Company.

The 2020 Plan authorizes the granting of awards in a variety of forms, including the following types of awards to persons who are employees, officers, consultants, advisors, or directors of Calavo or any of its affiliates:

●	“Incentive stock options” that are intended to satisfy the requirements of Section 422 of the Code, and the regulations thereunder;
●	“Non-qualified stock options” that are not intended to be incentive stock options;

●	Shares of common stock that may be subject to specified restrictions; and
●	PRSUs, or RSUs, that upon vesting can be settled with shares of common stock or their cash equivalent.

Subject to the requirements of the Company’s Articles of Incorporation, the 2020 Plan is administered by our Compensation Committee. The Compensation Committee is responsible for selecting the officers, employees, directors, consultants and advisers, if any, who will receive options and restricted stock. Subject to the requirements imposed by the 2020 Plan, the Compensation Committee is also responsible for determining the terms and conditions of each option award, including the number of shares subject to the option, the exercise price, expiration date and vesting period of the option and whether the option is an incentive stock option or a non-qualified stock option. Subject to the requirements imposed by the 2020 Plan, the Compensation Committee is also responsible for determining the terms and conditions of each grant, including the number of shares covered by a grant, the purchase price (if any) and the vesting, transfer and other restrictions imposed on the stock. The Compensation Committee has the power, authority and discretion to make all other determinations deemed necessary or advisable for the administration of the 2020 Plan or of any award under the 2020 Plan.

Under current tax law, only employees are entitled to receive incentive stock options. The 2020 Plan provides that the exercise price for any stock option may not be less than 100% of the fair market value of the common stock on the date of the grant of the option. With respect to an option holder who owns stock possessing more than 10% of the total voting power of all classes of our stock, the exercise price for an incentive stock option may not be less than 110% of the fair market value of the common stock on the date of the grant of the option.

Unless otherwise determined by the Compensation Committee, options granted under the 2020 Plan are generally not transferable, except by will or the laws of descent and distribution. Except as otherwise provided in the option agreement or other agreement, an option ceases to be exercisable ninety days after the termination of the option holder’s service with us.

The Board may, at any time, amend, discontinue or terminate the 2020 Plan. With specified exceptions, no amendment, suspension or termination of the plan may adversely affect outstanding options or the terms that are applicable to outstanding restricted stock. No amendment or suspension of the 2020 Plan requires shareholder approval unless such approval is required under applicable law or under the rules of any stock exchange or NASDAQ market on which our stock is traded.

As described above in section titled “Clawback Provisions,” the 2020 Plan also provides for recoupment of incentive compensation in the event of certain accounting restatements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of February 24, 2026, except as set forth below, regarding beneficial ownership of our common stock by:

•	Holders of 5% or more of our common stock.
•	Our directors and NEOs.
•	All our current directors and executive officers as a group.

The information in the table is based on Calavo’s records, SEC filings, and information provided to Calavo. Percentage ownership is calculated based on 17.9 million shares of common stock outstanding as of February 24, 2026. Beneficial ownership is determined in accordance with SEC rules and may not reflect actual ownership for other purposes. Under these rules, beneficial ownership includes shares for which the individual or entity has sole or shared voting or investment power, as well as shares that may be acquired within 60 days of February 24, 2026, through the exercise of stock options or other rights. Unless otherwise noted, each person has sole voting and investment power (or shares such powers with a spouse) over the shares listed in the table.

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned as of February 24, 2026	Percent of Common Stock Beneficially Owned as of February 24, 2026
5% or Greater Shareholders
The Vanguard Group(2)	1,125,728	6.3
BlackRock Fund Advisors(3)	1,314,376	7.3
Fourth Sail Capital LP(4)	1,109,341	6.2
Directors and Named Executive Officers
J. Link Leavens(5)	372,430	2.1
Farha Aslam(6)	22,051	*
Steven Hollister(7)	48,110	*
Michael A. DiGregorio(8)	39,450	*
Marc L. Brown(9)	32,700	*
Kathleen M. Holmgren(10)	28,950	*
B. John Lindeman(11)	51,556	*
Adriana Mendizabal(12)	23,480	*
Michael Browne(13)	14,800	*
James Snyder	5,157	*
Ronald Araiza	4,310	*
Shawn Munsell	5,089	*
Lecil E. Cole(14)	1,115,000	6.1
All directors and executive officers as a group (10 persons)	628,194	9.9
*	Less than 1.0%.
(1)	Unless otherwise indicated, the address of each individual is 1141-A Cummings Road, Santa Paula, California 93060.
(2)

The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355. This information is based upon a Schedule 13G/A filed by The Vanguard Group with the SEC on November 12, 2024, and may not reflect the current number of shares of common stock held by The Vanguard Group. The Vanguard Group maintains shared voting power over 14,504 shares of our common stock, sole dispositive power over 1,097,017 shares of our common stock and shared dispositive power over 28,711 shares of our common stock.

(3)

The address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001. This information is based upon a Schedule 13G/A filed by BlackRock, Inc. with the SEC on October 7, 2024, and may not reflect the current number of shares of common stock held by BlackRock, Inc. BlackRock, Inc. maintains sole voting power over 1,286,808 shares of our common stock and sole dispositive power over 1,314,376 shares of our common stock.

(4)

The address of Fourth Sail Capital LP is 10 Market Street #754 Grand Cayman, Cayman Islands KY1-9006. This information is based upon a Schedule 13G filed by Fourth Sail Capital LP and other entities or persons affiliated with Fourth Sail Capital LP, including Fourth Sail Long Short LLC, Fourth Sail Capital US LP, Tordesilhas Capital Gestora De Recursos Ltda. and Ariel Merenstein (together, “Fourth Sail”) with the SEC on February 24, 2026 and may not reflect the current number of shares of common stock held by Fourth Sail. The entities comprising Fourth Sail maintains shared voting and dispositive power over 1,109,341 shares of our common stock.

(5)

Includes (i) 85,599 shares of common stock held directly by Mr. Leavens, (ii) 282,572 shares of common stock held indirectly by Mr. Leavens that are owned of record by partnerships of which Mr. Leavens is a partner and (iii) 4,259 shares of common stock that may be acquired upon the vesting of RSUs on April 23, 2026, unless accelerated in connection with the consummation of the Transaction.

(6)

Includes (i) 7,792 shares of common stock held directly by Ms. Aslam, (ii) 10,000 shares of common stock that may be acquired upon the exercise of outstanding stock options and (iii) 4,259 shares of common stock that may be acquired upon the vesting of RSUs on April 23, 2026, unless accelerated in connection with the consummation of the Transaction. Excludes 7,149 shares of common stock that may be acquired upon the vesting of RSUs pursuant to which Ms. Aslam has the right to receive shares of common stock or cash on a deferred basis within the calendar year following the year in which her service as a director terminates.

(7)

Includes (i) 43,851 shares of common stock held directly by Mr. Hollister and (ii) 4,259 shares of common stock that may be acquired upon the vesting of RSUs on April 23, 2026, unless accelerated in connection with the consummation of the Transaction.

(8)

Includes (i) 35,191 shares of common stock held by Mr. DiGregorio in a revocable trust, of which 20,250 shares have been pledged as security in a margin account prior to the adoption of Calvo’s anti-pledging policy in 2021 and (ii) 4,259 shares of common stock that may be acquired upon the vesting of RSUs on April 23, 2026, unless accelerated in connection with the consummation of the Transaction.

(9)

Includes (i) 28,441 shares of commons stock held directly by Mr. Brown and (ii) 4,259 shares of common stock that may be acquired upon the vesting of RSUs on April 23, 2026, unless accelerated in connection with the consummation of the Transaction.

(10)

Includes (i) 22,691 shares of common stock held directly by Ms. Holmgren, (ii) 2,000 shares of common stock that may be acquired upon the exercise of outstanding stock options and (iii) 4,259 shares of common stock that may be acquired upon the vesting of RSUs on April 23, 2026, unless accelerated in connection with the consummation of the Transaction.

(11)

Includes (i) 21,884 shares of common stock heled directly by Mr. Lindeman, (ii) 27,000 shares of common stock that may be acquired upon the exercise of outstanding stock options, and (iii) 2,672 shares of common stock that may be acquired upon the vesting of RSUs on April 23, 2026, unless accelerated in connection with the consummation of the Transaction. Excludes (x) 83,000 shares of common stock that will remain unvested by their terms within 60 days of February 24, 2026 and (y) 2,220 shares of common stock that may be acquired upon the vesting of RSUs pursuant to which Mr. Lindeman has the right to receive shares of common stock or cash on a deferred basis within the calendar year following the year in which his service as a director terminates.

(12)

Includes (i) 11,221 shares of common stock held directly by Ms. Mendizabal, (ii) 8,000 shares of common stock that may be acquired upon the exercise of outstanding stock options and (iii) 4,259 shares of common stock that may be acquired upon the vesting of RSUs on April 23, 2026, unless accelerated in connection with the consummation of the Transaction. Excludes (x) 2,000 shares of common stock that will remain unvested by their terms within 60 days of February 24, 2026 and (y) 2,220 shares of common stock that may be acquired upon the vesting of RSUs pursuant to which Ms. Mendizabal has the right to receive shares of common stock or cash on a deferred basis within the calendar year following the year in which her service as a director terminates.

(13)	Includes (i) 6,400 shares of common stock held directly by Mr. Browne, (ii) 900 shares of common stock held by Mr. Browne’s spouse and (iii) 7,500 shares of common stock held by a family trust.
(14)	Includes (i) 615,000 shares of common stock held directly by Mr. Cole and (ii) 500,000 shares of common stock that may be acquired upon the exercise of outstanding stock options.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants, and rights (b)		Number of Securities remaining available for future issuance (excluding securities in column (a)) (c)
Equity compensation plans approved by security holders	571,629	(1)	$27.41	(2)	241,582	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	571,629		$27.41		241,582
(1)

Includes 4,000 shares issuable pursuant to outstanding options under the 2011 Management Incentive Plan and 530,000 shares issuable pursuant to outstanding options under the 2020 Plan as of October 31, 2025. Includes 37,629 shares subject to outstanding RSUs issued under the 2020 Plan.

(2)

Weighted-average exercise price based on 534,000 stock options outstanding, irrespective of vesting. Includes 37,629 shares subject to outstanding RSUs. RSUs do not have an exercise price and are therefore excluded from the weighted-average calculation.

(3)

Represents shares of common stock that may be issued pursuant to future awards under the 2020 Plan. This figure assumes for these purposes that none of the future awards are Full Value Awards under the 2020 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

DIRECTOR INDEPENDENCE

Our common stock is listed on NASDAQ. Under the rules of NASDAQ, a majority of the board of directors must be comprised of independent directors. In addition, the rules of NASDAQ require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of NASDAQ, an “independent director” is a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the rules of NASDAQ. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the rules of NASDAQ.

In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act and under the rules of NASDAQ, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the company or any of its subsidiaries; or (2) be an affiliated person of the company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 under the Exchange Act and under the rules of NASDAQ, the board of directors must affirmatively determine that each member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director; and (ii) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

The Board has undertaken a review of the independence of each director and considered whether each of our directors has a material relationship which could interfere with the exercise of their independent judgement in carrying out their responsibilities as a director. As a result of this review, the Board has determined that six of the seven non-employee director members — Marc L. Brown, Michael A. DiGregorio, Kathleen Holmgren, Adriana Mendizabal, Steven Hollister, and Farha Aslam — are independent under applicable listing rules of NASDAQ and the applicable rules of the Exchange Act.

TRANSACTIONS WITH RELATED PERSONS

Calavo has adopted a written policy governing the approval of transactions between Calavo and its directors, director nominees, executive officers, beneficial owners of more than 5% of our common stock, and their immediate family members when the transaction amount exceeds or is expected to exceed $120,000 in a single calendar year. Under this policy, the Audit Committee reviews and determines whether to approve or ratify such transactions, assessing whether they are in the best interests of Calavo. In making this determination, the Audit Committee considers, among other factors it deems relevant:

•	The extent of the related person’s interest in the transaction;
•	Whether the transaction is on terms generally available to an unaffiliated third party under similar circumstances;
•	The benefits to Calavo;
•

The impact or potential impact on a director’s independence if the related party is a director, an immediate family member of a director, or an entity in which a director is a partner, shareholder, or executive officer;

•	The availability of comparable products or services from other sources; and
•	The overall terms of the transaction.

The Audit Committee has delegated authority to its chair to pre-approve or ratify transactions where the aggregate amount involved is expected to be less than $200,000. Any transactions pre-approved by the chair are summarized and presented to the full Board at its regularly scheduled meetings.

The Audit Committee has also adopted standing pre-approval under the policy for certain limited transactions with related persons. These pre-approved transactions include:

1.	Director compensation approved by the Board or the Compensation Committee.
2.

Transactions valued at the lesser of $200,000 or 2% of the other company’s consolidated gross revenues, where the related person’s interest is solely as an employee (other than an executive officer), director, or a beneficial owner of less than 10% of the other company’s shares.

3.	Transactions in which all shareholders receive proportional benefits.
4.	Avocados delivered to us from our directors under customary marketing agreements, as discussed below.

J. Link Leavens, a director of Calavo and Lecil Cole, the former chief executive officer of Calavo, are controlling shareholders of, and/or serve as partners, executive officers, and/or employees of entities that marketed in excess of $120,000 per year of avocados through us under customary marketing agreements during fiscal year 2025. During fiscal year 2025, we paid the following amounts to Mr. Leavens, Mr. Cole or to an affiliated entity for avocados marketed through us:

Director	Amounts paid to director, officer or affiliated entity pursuant to marketing agreements
J. Link Leavens	$5,416,160
Lecil Cole	8,225,002

As of October 31, 2025, the Company had outstanding amounts of $34,459 payable to members of the Board and $527,655 payable to Mr. Cole.

Item 14. Principal Accountant Fees and Services

PRINCIPAL AUDITOR FEES AND SERVICES

The Audit Committee appointed Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ended October 31, 2025.

Audit, Audit-Related, Tax and All Other Fees Incurred by Calavo Growers, Inc. to Deloitte & Touche LLP

The following table shows the fees paid or accrued by us for audit and other services provided by Deloitte & Touche LLP for fiscal 2025 and 2024 (in thousands):

	2025	2024
Audit Fees(1)	$1,759	$2,511
Audit-Related Fees	—	—
Tax Fees(2)	394	342
All Other Fees	—	—
Total	$2,153	$2,853
(1)

Audit fees represent fees for professional services provided in connection with the audit of our financial statements, the audit of internal control over financial reporting, review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)

For fiscal year 2025, tax fees principally included tax compliance fees of approximately $269,000, and tax advice fees totaling approximately $125,000. For fiscal year 2024, tax fees principally included tax compliance fees of approximately $224,000, and tax advice fees totaling approximately $118,000.

All services rendered by Deloitte & Touche LLP were approved by the Audit Committee. The Audit Committee has adopted an approval policy that requires the pre-approval by the Audit Committee of all services to be performed for us by Deloitte & Touche LLP. The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

Part IV

Item 15. Exhibits and Financial Statement Schedules

This Amendment to the Original Form 10-K is being filed solely to include the information required by Part III of Form 10-K.

Except as expressly set forth in this Amendment, the Company’s Original Form 10-K, filed with the SEC on January 14, 2026, remains unchanged and continues to speak as of the date of the original filing. This Amendment does not modify or update the financial statements, exhibits, or any other disclosures contained in the Original Form 10-K.

(a)	Exhibits

See the “Exhibit Index” on pages 44 - 46 of this report.

EXHIBIT INDEX

Exhibit Number	Description

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

2.3

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

2.4

Asset Purchase and Contribution Agreement between Calavo Growers, Inc., Calavo Salsa Lisa, LLC, Lisa’s Salsa Company and Elizabeth Nicholson and Eric Nicholson dated February 8, 2010 (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed by the Registrant on March 11, 2010)

2.5

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

2.6

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

2.7

Sale of LLC Interest Agreement dated October 31, 2012 between Calavo Growers, Inc. and San Rafael Distributing, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 6, 2012).

2.8

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

2.9

Amended and Restated Limited Liability Company Agreement, dated August 16, 2013, by and among FreshRealm, LLC, a Delaware limited liability company, and the Members (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on September 9, 2013).

2.10

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

3.1	*	Articles of Incorporation of Calavo Growers, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-59418 filed by the Registrant on April 24, 2001).
3.2	*

Amended and Restated Bylaws of Calavo Growers, Inc., effective as of September 25, 2014 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Registrant on September 1, 2022).

4.1	*

Description of the Securities of Calavo Growers, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Registrant on March 30, 2020).

10.1	*	Form of Marketing Agreement for Calavo Growers, Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by the Registrant on January 28, 2003).
10.2	* †	Form of Notice of Restricted Stock Award (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on March 14, 2022).
10.3	* †	Form of Notice of Stock Option Award (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on March 14, 2022).
10.4	*

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

10.6	* †	2011 Management Incentive Plan of Calavo Growers, Inc. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by the Registrant on January 14, 2011).
10.7	*	Seventh Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 2, 2022).
10.8	* †	Employment Agreement of Lecil E. Cole (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on June 6, 2023).
10.9	* †	Form of Restricted Stock Unit Award Grant Notice (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on June 6, 2023).
10.10	*

Credit Agreement, dated June 26, 2023, by and among the Company, certain of its subsidiaries as guarantors and Wells Fargo Bank, National Association, as agent and lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 30, 2023).

10.11	* †	Separation and Release Agreement – Graciela Montgomery (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on March 11, 2024).
10.12	*	Asset Purchase Agreement, dated August 15, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 21, 2024).
10.13	*	Purchase and Sale Agreement, dated August 15, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on August 21, 2024).
10.14	*	Amendment to Credit Agreement, dated August 15, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on August 21, 2024).
10.15	* †	Offer Letter, dated November 22, 2024, between the Company and James Snyder (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by the Registrant on January 14, 2025).
10.16	*	Offer Letter, dated June 2, 2023, between the Company and Michael Browne (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on March 12, 2025).
10.17	* †	Offer Letter, dated May 16, 2023, between the Company and Ronald Araiza (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on March 12, 2025).
10.18	* †

Addendum to Offer Letter, dated January 29, 2025, between the Company and Michael Browne (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on March 12, 2025).

10.19	* †	Amended and Restated Calavo Growers, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 28, 2025).
10.20	* †

Offer Letter, dated November 11, 2025, between the Company and B. John Lindeman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 13, 2025).

10.21	* †

Agreement dated December 8, 2025 by and between Calavo Growers, Inc. and Lecil E. Cole (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 12, 2025).

10.22	* †	Form of Executive Retention Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed by the Registrant on March 2, 2026).
10.23	†	Form of Notice of Restricted Stock Award (with deferral election notice)
19.1	*	Calavo Growers, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by the Registrant on January 14, 2025).
21.1	*	Subsidiaries of Calavo Growers, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by the Registrant on January 14, 2026).
23.1	*	Consent of Deloitte & Touche (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed by the Registrant on January 14, 2026).
24.1		Power of Attorney (included on the signature page of this Amendment to the Annual Report on Form 10-K)
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32.1		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
97.1	*	Calavo Growers, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K/A filed by the Registrant on January 31, 2024).
101.INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

†     Identifies each management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2026.

CALAVO GROWERS, INC

By:	/s/ B. John Lindeman
B. John Lindeman
Chief Executive Officer

Each person whose individual signature appears below hereby authorizes and appoints B. John Lindeman and James Snyder, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 2, 2026, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date:

/s/ B. John Lindeman	Chief Executive Officer and Director	March 2, 2026
B. John Lindeman	(Principal Executive Officer)

/s/ James Snyder	Chief Financial Officer	March 2, 2026
James Snyder	(Principal Financial and Accounting Officer)

/s/ Kathleen M. Holmgren	Chairman of the Board of Directors	March 2, 2026
Kathleen M. Holmgren

/s/ Marc L. Brown	Director	March 2, 2026
Marc L. Brown

/s/ Adriana Mendizabal	Director	March 2, 2026
Adriana Mendizabal

/s/ Michael A. DiGregorio	Director	March 2, 2026
Michael A. DiGregorio

/s/ Farha Aslam	Director	March 2, 2026
Farha Aslam

/s/ J. Link Leavens	Director	March 2, 2026
J. Link Leavens

/s/ Steven W. Hollister	Director	March 2, 2026
Steven W. Hollister