Form 10-Q
period 2026-01-31
CALAVO GROWERS INC
filed 2026-03-12
CIK 1133470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

or

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

Registrant's number of shares of common stock outstanding as of February 28, 2026 was 17,874,079.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains statements relating to future events and results of Calavo Growers, Inc. and its consolidated subsidiaries (collectively, “Calavo,” the “Company,” “we,” “us,” or “our”) that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks, uncertainties, and assumptions, are based on current expectations, and are not guarantees of future performance. If any of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied in the forward-looking statements.

All statements other than historical facts are forward-looking statements, including but not limited to:

●	Projections of financial performance and management’s plans and objectives for future operations, including restructuring and integration efforts;
●	The impact of acquisitions, equity investments, or other financial transactions;
●	Commentary on macroeconomic trends or global events and their potential impact on Calavo’s performance;
●	Updates on legal matters, investigations, or tax disputes;
●	Statements regarding potential impacts of changes in U.S. and foreign trade policy, including tariffs and quotas, on our sourcing, costs, pricing, and demand;
●	Statements regarding our cybersecurity risk management, planned enhancements to controls and documentation, and the potential impact of cyber incidents on operations, liquidity, or results;
●	Statements regarding working capital and liquidity, including the timing and magnitude of tariff prepayments and the timing of Impuesto al Valor Agregado, or value-added tax (“IVA”), refund collections in Mexico, as discussed in Note 9 to our unaudited condensed consolidated financial statements (the “interim financial statements”);
●	Statements regarding the timing and outcomes of legal and tax proceedings in Mexico, including the recovery of IVA receivables and the resolution of assessments by the Mexican Tax Administration Service (“SAT”), and the effects of related court rulings;
●	Statements regarding potential changes in Mexico’s tax policies or enforcement actions and the expected effects on our operations, costs, tax positions, or liquidity;
●	Statements regarding the transactions contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement”) dated January 14, 2026, by and among Calavo, Mission Produce, Inc. (“Mission Produce”) and certain subsidiaries of Mission Produce;
●	Statements regarding the expected timing, completion, and potential benefits of the proposed merger with Mission Produce, including the satisfaction of closing conditions, regulatory approvals, shareholder approvals, and potential integration risks;
●	Risks associated with obtaining required governmental approvals for the proposed merger, including potential delays, conditions, or the inability to complete the transaction.

The words “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” and similar expressions often indicate forward-looking statements.

Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to:

●	Our ability to successfully execute operating and restructuring initiatives;
●	The potential long-term effects of capital expenditure reductions;
●	Adverse weather impacting supply and costs;
●	Volatility in avocado and raw material prices (including packaging, paper, and fuel);
●	Risks related to enhanced regulatory scrutiny or inspection protocols;
●	Supply chain disruptions;
●	Risks from current or future acquisitions, including integration;
●	Data breaches or cybersecurity incidents;
●	Dependency on large customers and key personnel;
●	Labor availability and wage inflation;
●	Co-packer reliance and competitive pressures;
●	Product recalls or food safety issues;
●	Shifting consumer preferences and sustainability trends;
●	Environmental regulations and climate-related supply risk;
●	Global trade complexities, including restrictions, tariffs, and currency movements;
●	Exposure to unconsolidated entities and the volatility of our stock;
●	The resolution of pending matters with the SAT and the risk of unfavorable legal or administrative outcomes;
●	Risks related to our ability to effect the transactions contemplated by the Merger Agreement and the anticipated benefits of the transactions contemplated by the Merger Agreement.

Additional information about these and other risks is included in our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as amended, and in our subsequent Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission.

Forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise them, except as required by applicable securities laws.

CALAVO GROWERS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALAVO GROWERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	January 31,	October 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$47,670	$61,155
Accounts receivable, net of allowances of $2,539 (2026) and $3,336 (2025)	40,557	31,647
Inventories	37,770	33,604
Prepaid expenses and other current assets	9,034	7,649
Advances to suppliers	15,305	13,075
Income taxes receivable	2,296	2,296
Total current assets	152,632	149,426
Property, plant, and equipment, net	48,524	49,435
Operating lease right-of-use assets	15,518	16,333
Investments in unconsolidated entities	1,666	2,210
Deferred income tax assets	8,317	8,317
Goodwill	10,211	10,211
Other assets	61,315	56,317
Total assets	$298,183	$292,249
Liabilities and shareholders' equity
Current liabilities:
Payable to growers	$19,612	$15,353
Trade accounts payable	7,351	8,374
Accrued expenses	26,518	21,237
Income tax payable	123	63
Mexico tax liability	11,000	11,000
Current portion of operating leases	3,602	3,568
Current portion of finance leases	875	885
Total current liabilities	69,081	60,480
Long-term liabilities:
Long-term portion of operating leases	14,048	14,962
Long-term portion of finance leases	3,871	4,051
Other long-term liabilities	3,842	4,198
Total long-term liabilities	21,761	23,211
Commitments and contingencies (Note 6)
Shareholders' equity:
Common stock ($0.001 par value, 100,000 shares authorized; 17,874 (2026) and 17,855 (2025) shares issued and outstanding)	18	18
Additional paid-in capital	180,637	179,082
Retained earnings	24,996	27,840
Total Calavo Growers, Inc. shareholders' equity	205,651	206,940
Noncontrolling interest	1,690	1,618
Total shareholders' equity	207,341	208,558
Total liabilities and shareholders' equity	$298,183	$292,249

The accompanying notes are an integral part of these interim financial statements.

CALAVO GROWERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended
	January 31,
	2026	2025

Net sales	$122,202	$154,385
Cost of sales	107,018	138,657
Gross profit	15,184	15,728
Selling, general and administrative	16,401	10,287
Expenses related to Mexican tax matters	230	395
Operating (loss) income	(1,447)	5,046
Foreign currency gain (loss)	2,590	(962)
Interest income	542	845
Interest expense	(129)	(213)
Other income, net	265	112
Income before income taxes and net income (loss) from unconsolidated entities	1,821	4,828
Provision for income taxes	(473)	(1,255)
Net (loss) income from unconsolidated entities	(544)	862
Net income	804	4,435
Less: Net income attributable to noncontrolling interest	(72)	(20)
Net income attributable to Calavo Growers, Inc.	$732	$4,415

Calavo Growers, Inc.’s net income per share:
Basic	$0.04	$0.25
Diluted	$0.04	$0.25

Number of shares used in per share computation:
Basic	17,874	17,837
Diluted	17,894	17,901

The accompanying notes are an integral part of these interim financial statements.

CALAVO GROWERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended January 31,
	2026	2025

Cash Flows from Operating Activities:
Net income	$804	$4,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,754	1,942
Non-cash operating lease expense	(65)	(64)
Net loss (income) from unconsolidated entities	544	(862)
Stock-based compensation expense	1,773	272
Amortization of debt issuance costs	46	—
Gain on sale of Temecula packinghouse	(55)	(54)
(Gain) loss on disposal of property, plant, and equipment	(3)	33
Effect on cash of changes in operating assets and liabilities:
Accounts receivable, net	(8,910)	(5,179)
Inventories	(4,166)	(5,716)
Prepaid expenses and other current assets	(1,466)	(1,538)
Advances (from) to suppliers	(2,149)	4,295
Income taxes receivable/payable	60	1,348
Other assets	(5,044)	125
Payable to (from) growers	4,259	(2,980)
Trade accounts payable, accrued expenses and other liabilities	3,960	(484)
Net cash used in operating activities	(8,658)	(4,427)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(788)	(282)
Net cash used in investing activities	(788)	(282)
Cash Flows from Financing Activities:
Payment of dividend to shareholders	(3,576)	(3,567)
Proceeds from revolving credit facility	—	114
Payments on revolving credit facility	—	(114)
Payments of minimum withholding taxes on net share settlement of equity awards	(218)	(47)
Payments on long-term obligations and finance leases	(245)	(218)
Net cash used in financing activities	(4,039)	(3,832)
Net decrease in cash, cash equivalents	(13,485)	(8,541)
Cash, cash equivalents, beginning of period	61,155	57,031
Cash, cash equivalents, end of period	$47,670	$48,490
Noncash Investing and Financing Activities:
Settlement of Agricola Belher infrastructure advance offset against payable to growers	$81	$—
Property, plant, and equipment included in trade accounts payable and accrued expenses	$3	$12

The accompanying notes are an integral part of these interim financial statements.

CALAVO GROWERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance, October 31, 2025	17,855	$18	$179,082	$27,840	$1,618	$208,558
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	19	—	—	—	—	—
Stock-based compensation	—	—	1,773	—	—	1,773
Dividend declared to shareholders (0.20 per share)	—	—	—	(3,576)	—	(3,576)
Payment of minimum withholding of taxes on net share settlement of equity awards	—	—	(218)	—	—	(218)
Avocados de Jalisco noncontrolling interest	—	—	—	—	72	72
Net income attributable to Calavo Growers, Inc.	—	—	—	732	—	732
Balance, January 31, 2026	17,874	$18	$180,637	$24,996	$1,690	$207,341

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance, October 31, 2024	17,802	$18	$177,973	$22,341	$1,444	$201,776
Issuance of common stock in connection with stock-based compensation, net of tax withholdings	35	—	(47)	—	—	(47)
Stock-based compensation	—	—	272	—	—	272
Dividend declared to shareholders (0.20 per share)	—	—	—	(3,567)	—	(3,567)
Avocados de Jalisco noncontrolling interest	—	—	—	—	20	20
Net income attributable to Calavo Growers, Inc.	—	—	—	4,415	—	4,415
Balance, January 31, 2025	17,837	$18	$178,198	$23,189	$1,464	$202,869

See accompanying notes to interim financial statements.

CALAVO GROWERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of the Business

Business

Calavo Growers, Inc. (“Calavo,” the “Company,” “we,” “us,” or “our”), is a global leader in sourcing, packing and distribution of fresh avocados, tomatoes, and papayas and processing of guacamole and other avocado products. Drawing on decades of expertise with fresh and prepared produce, we deliver a broad portfolio of products to retail grocers, club and mass-merchandise stores, foodservice operators, and wholesalers worldwide. We procure avocado products from California, Mexico and other key growing regions. Across our operating facilities, we (i) sort, pack, ripen and ship avocados, tomatoes, and Hawaiian-grown papayas, all of which we procure primarily from independent growers, and (ii) process and package fresh and frozen guacamole and related products. Our products are distributed both domestically and internationally.

We report results under two segments: Fresh and Prepared. The Fresh segment consists of fresh avocados, tomatoes and papayas. The Prepared segment consists of guacamole and related products sold at retail locations and to foodservice operators. See Note 2 to our interim financial statements for further information about our business segments.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) have been prepared by us in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as amended.

Recently Issued Accounting Standards

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Topic 350-40): Targeted Improvements”. This ASU provides updated guidance clarifying the capitalization of costs related to internal-use software, including enhanced guidance on cloud computing arrangements. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the potential effect of this ASU on our accounting for internal-use software development costs.

In August 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Trade Receivables and Contract Assets”. This ASU provides a practical expedient and accounting policy election to allow entities to measure expected credit losses on certain trade receivables and contract assets using a provision matrix approach. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the potential effect of this ASU on our credit loss estimation methodology.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which expands interim and annual requirements to include disclosure about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance will be effective for annual periods beginning after December 15, 2026, with either retrospective or prospective application. The ASU allows for early adoption of these requirements. We are currently evaluating the potential effect that this ASU will have on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This ASU amends Accounting Standards Codification (“ASC”) 740 to enhance the nature of disclosures for income taxes. Specifically, the ASU requires public business entities to disclose additional information in categories defined within the ASU within the reconciliation of the effective tax rate to the statutory rate for federal, state and foreign income taxes. Additionally, the ASU requires disclosure of taxes paid, net of refunds received, disaggregated by federal, state and foreign taxes. ASU 2023-09 is effective for years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the potential effect that this ASU will have on our financial statement disclosures.

2. Segment Information

We are principally engaged in the procurement, marketing and distribution of fresh and prepared avocado products. While the majority of our sales are within the United States, we also service international markets including Canada, Mexico, Europe, and Asia. Our key sourcing and production operations are located in the United States and Mexico.

Our business is comprised of two reportable segments, both of which represent our primary businesses of fresh produce and prepared avocado products.

●	Fresh — includes avocados, tomatoes, papayas, and other fresh produce products.
●	Prepared — includes guacamole and related products sold to retail and foodservice customers.

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

The following table indicates our net sales by product category (in thousands), and, in each case, the percentage of total represented thereby:

	Three months ended January 31,
	2026		2025
Fresh
Avocados	$95,052	78%	$123,839	80%
Tomatoes	6,841	6%	13,047	8%
Papayas and other	3,080	2%	3,182	2%
Less: sales allowances	(286)	(0)%	(273)	(0)%
Total Fresh sales	$104,687	86%	$139,795	91%
Prepared
Guacamole and related products	17,627	14%	15,983	10%
Less: sales allowances	(112)	(0)%	(1,393)	(1)%
Total Prepared sales	$17,515	14%	$14,590	9%
Total net sales	$122,202	100%	$154,385	100%

The following table indicates our net sales by geographic region (in thousands), and, in each case, the percentage of total represented thereby:

	Three months ended January 31,
	2026		2025

United States	$111,077	91%	$142,648	92%
Canada	6,943	6%	7,707	5%
Asia	4,096	3%	3,533	2%
Other	86	0%	497	0%
Total net sales	$122,202	100%	$154,385	100%

The following table provides information by reportable segment, including net sales, cost of sales, and gross profit (in thousands):

	Fresh	Prepared	Total

Three months ended January 31, 2026
Net sales	$104,687	$17,515	$122,202
Cost of sales	94,374	12,644	107,018
Gross profit	10,313	4,871	15,184
Selling, general and administrative			16,401
Expenses related to Mexican tax matters			230
Operating loss			(1,447)
Foreign currency gain			2,590
Interest income			542
Interest expense			(129)
Other income, net			265
Income before income taxes and loss from unconsolidated entities			$1,821

Three months ended January 31, 2025
Net sales	$139,795	$14,590	$154,385
Cost of sales	127,658	10,999	138,657
Gross profit	12,137	3,591	15,728
Selling, general and administrative			10,287
Expenses related to Mexican tax matters			395
Operating income			5,046
Foreign currency loss			(962)
Interest income			845
Interest expense			(213)
Other income, net			112
Income before income taxes and loss from unconsolidated entities			$4,828

For the three months ended January 31, 2026 and 2025, intercompany sales and cost of sales of $0.1 million and $0.4 million between Fresh products and Prepared products were eliminated.

The following table indicates our long-lived assets, which consists of property, plant, and equipment, net, by geographic region (in thousands):

	January 31,	October 31,
	2026	2025

United States	$20,740	$21,714
Mexico	27,784	27,721
Total	$48,524	49,435

3.	Inventories

Inventories consist of the following (in thousands):

	January 31,	October 31,
	2026	2025

Fresh fruit	$20,685	$17,802
Packing supplies and ingredients	8,327	7,423
Finished prepared foods	8,758	8,379
Total	$37,770	$33,604

Inventories are stated at the lower of cost or net realizable value. We periodically review the value of items in inventory and record any necessary write-downs of inventory based on our assessment of market conditions. Inventory includes reserves of $1.2 million and $0.3 million as of January 31, 2026 and October 31, 2025. The reserve recorded reflects both write-downs to net realizable value and/or reserves for slow-moving inventories and amounts estimated not to be sold.

4.	Related-Party Transactions

Board of Directors & Former Chief Executive Officer

Certain members of our Board of Directors (the “Board”) market California avocados through Calavo pursuant to marketing agreements substantially similar to those entered into with other independent growers. For the three months ended January 31, 2026, we did not procure avocados from entities owned or controlled by members of our Board, compared to the procurement of $0.6 million for the three months ended January 31, 2025. As of January 31, 2026, there were no amounts payable to such entities, compared to $0.5 million as of October 31, 2025.

For the three months ended January 31, 2026, we did not procure any avocados from entities affiliated with our former Chief Executive Officer, who retired on December 8, 2025, compared to $1.1 million for the three months ended January 31, 2025. As of January 31, 2026, there were no amounts payable to such entities, compared to less than $0.1 million as of October 31, 2025.

Agricola Don Memo, S.A. de C.V. (“Don Memo”)

Calavo Growers de Mexico S.A. de C.V. (“Calavo Growers de Mexico”) and Agricola Belher (“Belher”) each hold a 50% ownership interest in Don Memo. Pursuant to a Management Service Agreement, Belher, through its officers and employees, has day-to-day power and authority to manage the operations of Don Memo.

As of January 31, 2026, and October 31, 2025, we had an investment of $1.7 million and $2.2 million, representing Calavo Growers de Mexico’s 50% ownership in Don Memo, which is included as an investment in unconsolidated entities on our balance sheet.  We make advances to Don Memo for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Don Memo, net of our commission and aforementioned advances. For the three months ended January 31, 2026 and 2025, we advanced $0.0 million and $0.2 million of preseason advances to Don Memo. As of January 31, 2026 and October 31, 2025, we had outstanding advances of $7.3 million and $7.9 million to Don Memo.

In October 2020, we entered into an Infrastructure Loan Agreement with Don Memo for up to $2.4 million secured by certain property and equipment of Don Memo. This infrastructure loan accrues interest at 7.25%. The total outstanding infrastructure loan balance both at January 31, 2026 and at October 31, 2025, was $1.6 million which is included in prepaids and other current assets, and the balance is expected to be paid over the course of fiscal year 2026. During the three months ended January 31, 2026 and 2025, we incurred $3.7 million and $8.0 million of cost of sales to Don Memo pursuant to our Purchase Consignment Agreement.

Belher

We make advances to Belher for operating purposes, provide additional advances as shipments are made during the season, and return the proceeds from tomato sales under our marketing program to Belher, net of our commission and aforementioned advances. For the three months ended January 31, 2026 and 2025, we advanced $0.0 and $0.2 million of preseason advances to Belher. We had grower advances due from Belher totaling $8.0 million as of January 31, 2026 and $5.2 million as of October 31, 2025, which are recorded as advances to suppliers. In July 2021, we made a bridge loan of $3.5 million to Belher. This loan is secured by certain farmland in Mexico and accrues interest at 10%. As part of this Loan Agreement, we can withhold payments on both the infrastructure advances and the bridge loan by netting these amounts against the grower payable due to Belher. As of January 31, 2026, the bridge loan balance of $0.4 million was recorded in prepaid expenses and other current assets. As of October 31, 2025, the bridge loan balance was recorded as $0.5 million in prepaid expenses and other current assets. During the three months ended January 31, 2026 and 2025, we incurred $2.6 million and $2.7 million of cost of sales to Belher pursuant to our Purchase Consignment Agreement.

Avocados de Jalisco, S.A.P.I. de C.V. (“Avocados de Jalisco”)

In August 2015, we entered into a Shareholder’s Agreement with various partners to form Avocados de Jalisco, which is a Mexican corporation engaged in procuring, packing and selling avocados. This entity is approximately 83% owned by Calavo and is consolidated in our interim financial statements. Avocados de Jalisco built a packinghouse located in Jalisco, Mexico and began operations in June of 2017. During the three months ended January 31, 2026 and 2025, we purchased approximately $0.7 million and $0.2 million of avocados from the partners of Avocado de Jalisco.

5.	Other Assets

Other assets consist of the following (in thousands):

	January 31,	October 31,
	2026	2025
Mexican IVA (i.e., value-added) taxes receivable, net (see Note 9)	$60,821	$55,781
Other	494	536
Total	$61,315	$56,317

6.	Other Events

Merger with Mission Produce, Inc.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025, on January 14, 2026, the Company entered into an Agreement and Plan of Merger with Mission Produce. There have been no material changes to the terms of the Merger Agreement during the three months ended January 31, 2026. On March 9, 2026, Mission Produce filed a Registration Statement on Form S-4 with the SEC that includes a joint proxy statement of the Company and Mission Produce and a prospectus of Mission Produce relating to the proposed transaction.

Dividends

On January 28, 2026, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million, to shareholders of record on January 13, 2026. On March 6, 2026, the Board declared a quarterly cash dividend of $0.20 per share to be paid on April 29, 2026, to shareholders of record on April 1, 2026.

Litigation

For the three months ended January 31, 2026, the Company recorded approximately $0.6 million related to a claim under California’s Private Attorneys General Act (“PAGA”) associated with our former Fresh Cut business, which was divested in the fourth fiscal quarter of 2024.

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

2013 Mexico Assessment

In January 2017, we received preliminary observations from the Servicio de Administración Tributaria in Mexico (the “SAT”) related to an audit for fiscal year 2013 outlining certain proposed adjustments primarily related to intercompany funding, deductions for services from certain vendors/suppliers and tax receivables due from the Mexican government for value-added taxes (“IVA”). We provided a written rebuttal to these preliminary observations during the third fiscal quarter of 2017.

In July 2018, a local office of the SAT in Mexico issued a final tax assessment (as adjusted from time to time, the “2013 Mexico Assessment”) totaling approximately 2.6 billion Mexican pesos (which included adjustments for interest, penalties, and inflation, and equals approximately $150.7 million U.S. dollars (“USD”) at January 31, 2026) related to a fiscal 2013 tax audit.  The 2013 Mexico Assessment has been adjusted for interest, penalties, and inflation as of January 31, 2026 to the amount of 3.5 billion Mexican pesos (approximately $201.8 million USD).  Additionally, the SAT determined that we owe our employees profit-sharing liability, totaling approximately 118 million Mexican pesos (approximately $6.8 million USD at January 31, 2026). In August 2018, we filed an Administrative Appeal on the 2013 Mexico Assessment, appealing our case to the SAT’s Central Legal Department in Michoacan, Mexico.

On June 25, 2021, we became aware that the Administrative Appeal had been resolved by the SAT against CDM on March 12, 2021, and that we had allegedly failed to timely respond to and challenge the SAT’s notification of such resolution, therefore rendering the 2013 Mexico Assessment as definitive. Consequently, the SAT placed liens on the fixed assets of CDM, with a net book value of approximately $26 million USD, and on bank accounts of CDM totaling approximately $1 million USD in order to guaranty the 2013 Mexico Assessment. Based on legal counsel from our tax advisory firm, we and our tax advisory firm have concluded that the March 2021 notification was not legally communicated.

On August 18, 2021, we filed an Administrative Reconsideration (the “Reconsideration”) before the Central Legal Department of the SAT located in Mexico City, Mexico, asserting that the resolution in March 2021 of the Administrative Appeal was wrongly concluded, in particular with respect to the following matters:

o	Failure to recognize CDM as a “maquiladora;”
o	Considering the Company to have a permanent establishment in Mexico;
o	Including fruit purchase deposits transferred by the Company to CDM as taxable;
o	Application of 16% IVA tax to fruit purchase deposits; and
o	Imposing double-taxation on the fruit purchase transactions.

On August 20, 2021, we filed a Nullity Trial with the Federal Tax Court of Mexico, which strongly contested that the notifications made by the SAT to CDM and its designated advisors related to the resolution of the Administrative Appeal in March 2021, were not legally communicated. In addition, the Nullity Trial asserts the same matters central to the Reconsideration, as described above, as wrongly concluded in the resolution of the Administrative Appeal.

On October 13, 2023, we filed an extension of the Nullity Trial filed on August 20, 2021, as a result of the response to the lawsuit filed by the SAT, pointing out that the SAT’s resolution was unlawful due to improper substantiation and motivation, because of the following:

●	The QR Code does not allow the Company to verify the veracity of the notification of the tax assessment; and
●	The notification of the tax assessment was not sent to the phone number indicated by the Company, when the SAT was obliged to do so, among others.

On November 14, 2023, the Federal Tax Court in Mexico acknowledged the admission of the extension to the lawsuit. Additionally, in November 2024, the Reconsideration and related injunction action were finalized. The SAT determined that the filing of the Reconsideration was not legally viable, citing the existence of a concurrent legal remedy, the Nullity Trial. Furthermore, the SAT noted a presumption that the Nullity Trial was filed within the required timeframe, as evidenced by its admission by the Federal Tax Court.

In August 2025, a Federal Court in Mexico formally recognized CDM as operating as a maquiladora. This ruling relates to the IVA refund request covering the period from January to June 2013. In January and February 2026, a Federal Court in Mexico City issued two similar resolutions covering April, May, and November 2015. We believe this ruling further strengthens our position in the Nullity Trial and supports our arguments with respect to the 2013 Mexico Assessment.

These determinations may be considered by the Federal Tax Court in connection with the Nullity Trial.

While we continue to believe that the 2013 Mexico Assessment is completely without merit and that we will prevail in the Nullity Trial in the Federal Tax Court, we also believe it is in the best interest of CDM and the Company to settle the 2013 Mexico Assessment as quickly as possible.In accordance with our cumulative probability analysis on uncertain tax positions, settlements made by the SAT in other cases, such as the 2011 tax assessment settlement reached by CDM with the Ministry of Finance and Administration of the government of the State of Michoacan, Mexico, and the value of CDM assets, we recorded a provision of $11 million, in the third quarter of fiscal year 2021, as a discrete item in Provision for Income Taxes. The provision includes estimated fines, interest and inflationary adjustments.

We believe that this provision remains appropriate as of January 31, 2026 based on our cumulative probability analysis. We incurred $0.2 million of related professional fees for the three months ended January 31, 2026 which have been recorded in Expenses related to Mexican Tax matters on the unaudited condensed consolidated statements of operations.

Fiscal Years 2019 and 2020 Audits

In addition to the 2013 Mexico Assessment, the SAT initiated an income tax audit of our subsidiary, CDM, for fiscal years 2019 and 2020 during the third quarter of fiscal 2025. The audits for fiscal years 2019 and 2020 are related. Under Mexican tax procedures, when the period available to audit a particular year is nearing expiration, the tax authorities may open an audit of a subsequent year to preserve their ability to review that year. As a result, the audits for fiscal years 2019 and 2020 are being evaluated together and both focus on whether CDM is properly classified as a maquiladora for Mexican tax purposes.

As of the date of this Quarterly Report on Form 10-Q, we have responded to all information requests issued by the SAT in connection with the fiscal year 2020 audit. As of the date of this Quarterly Report on Form 10-Q, the SAT has not issued formal conclusions for fiscal year 2020, as they are considering their position with respect to the fiscal year 2019 audit, which is currently before the Mexican taxpayer advocacy authority, PRODECON.

As of January 31, 2026, no fiscal years are under audit by the SAT, other than fiscal years 2013, 2019, and 2020.

Lease contingency

In conjunction with the sale of the Fresh Cut business (formerly referred to as the RFG business) on August 15, 2024, we assigned leases resulting in us being relieved of our primary obligation under these leases. As a result of these lease assignments, the buyer is the primary obligor under the leases, with us secondarily liable as a guarantor. If the buyer should fail to perform under a lease, we could be liable to fulfill any remaining lease obligation. The leases have an estimated remaining average term of 5.8 years as of October 31, 2025. The resulting maximum exposure includes $28.0 million of undiscounted future minimum base rent payments under these leases, and we may be obligated for variable lease payments, including common area maintenance, taxes, insurance and other charges, for the remainder of the lease terms. This amount represents the maximum known potential liability of rent payments under the leases, but outstanding rent payments can exist outside of our knowledge as a result of the landlord and tenant relationship being between two third parties. We do not believe it is probable that we will be required to satisfy these obligations.

As of January 31, 2026, we have not experienced any changes related to this contingency, and there were no new developments affecting its likelihood or potential financial impact. We continue to assess this obligation, but do not believe it is probable that we will be required to fulfill any obligations under these leases.

7.	Noncontrolling Interest

The following table reconciles shareholders’ equity attributable to noncontrolling interest related to Avocados de Jalisco (in thousands):

	Three months ended January 31,
Avocados de Jalisco noncontrolling interest	2026	2025

Noncontrolling interest, beginning	$1,618	$1,444
Net income attributable to noncontrolling interest of Avocados de Jalisco	72	20
Noncontrolling interest, ending	$1,690	$1,464

8.	Earnings Per Share

Basic and diluted net income per share is calculated as follows (in thousands, except per share amounts):

	Three months ended January 31,
	2026	2025
Numerator:
Net income attributable to Calavo Growers, Inc.	$732	$4,415
Denominator:
Weighted average shares - Basic	17,874	17,837
Effect on dilutive securities – Restricted stock/units/options	20	64
Weighted average shares - Diluted	17,894	17,901
Net income per share attributable to Calavo Growers, Inc:
Basic	$0.04	$0.25
Diluted	$0.04	$0.25

9.	Mexican IVA Taxes Receivable

Included in other assets are IVA paid in advance. CDM is charged IVA by vendors on certain expenditures in Mexico, which, insofar as they relate to the exportation of goods, translate into IVA amounts recoverable from the Mexican government.

As of January 31, 2026 and October 31, 2025, CDM IVA receivables, net of our estimated provision for uncollectable amounts, totaled $60.8 million (approximately 1.0 billion Mexican pesos) and $55.8 million (approximately 1.0 billion Mexican pesos). Historically, CDM received IVA refund payments from the SAT on a timely basis. Beginning in fiscal 2014 and continuing into fiscal 2026, the SAT began objecting to refund requests and supporting documentation that had previously been deemed acceptable to process a refund. Additionally, the SAT is also contesting the refunds requested attributable to IVA paid to certain suppliers that allegedly did not fulfill their own tax obligations. We believe these factors and others have contributed to delays in the processing of IVA claims by the SAT. Currently, we are in the process of collecting such balances primarily through regular administrative processes, but these amounts may ultimately need to be recovered through Administrative Appeals and/or other legal means.

During the first quarter of fiscal 2017, the SAT informed us that their internal opinion, based on the information provided by the local Servicio de Administracion Tributaria office, is that CDM was not properly documented relative to its declared tax structure and therefore CDM cannot claim the refundable IVA balance. We believe that CDM has strong arguments and supporting documentation to sustain its declared tax structure for IVA and income tax purposes. CDM started an Administrative Appeal for the IVA related to the refund requests for the months of July, August and September of 2015 (the “2015 Appeal”) in order to assert its argument that CDM is properly documented and to therefore change the SAT’s internal assessment. In August 2018, we received a favorable ruling from the SAT’s Legal Administration in Michoacan, Mexico on the 2015 Appeal indicating that they believe CDM’s legal interpretation of its declared tax structure is indeed accurate. While favorable on this central matter of CDM’s declared tax structure, the ruling, however, still does not recognize the taxpayer’s right to a full refund for the IVA related to the months of July, August and September 2015. Therefore, in October 2018, CDM filed a substance-over-form Nullity Trial in the Federal Tax Court to recover its full refund for IVA over the subject period.

In April 2022, the Federal Tax Court in Mexico issued the ruling for the months of July, August and September 2015 through which it was declared that the following resolutions were resolved:

●	It is recognized that CDM operates as a maquiladora under the authorization of the Ministry of Finance.

●	It is recognized that all bank deposits corresponding to the purchase of avocados on behalf of Calavo are subject to the maquiladora program and it is not accruable income for purposes of income tax nor activities subject to IVA.

●	It is recognized that IVA is recoverable, since CDM demonstrated the existence of operations carried under the maquiladora services.

●	It is resolved that certain IVA amounts attributed to the purchase of certain packing materials are not recoverable as CDM was not the buyer on record and therefore did not pay for the materials, which approximated 6.9 million Mexican pesos (approximately $0.4 million USD).

During the second quarter of fiscal 2025, the SAT refunded 36.7 million Mexican pesos in IVA (approximately $1.9 million USD), including inflationary adjustments, relating to claims for March, April, and November 2019. These refunds were secured directly from the SAT rather than through the court system.

In August 2025, a Federal Court in Mexico formally recognized CDM as a maquiladora. In January and February 2026, a Federal Court in Mexico City issued two similar resolutions. We believe these rulings further strengthen and confirm our position regarding the recoverability of IVA receivables.

We believe that our operations in Mexico are properly documented, and our tax advisors believe that there are legal grounds to prevail in collecting the corresponding IVA amounts. With assistance from our tax advisory firm, as of January 31, 2026, CDM had filed Administrative Appeals for months for which IVA refunds have been denied by the SAT and we expect to continue filing such appeals for any months for which refunds are denied in the future. Therefore, we believe it is probable that the SAT will ultimately authorize the refund of the remaining IVA amounts, although the timing of such recoveries remains uncertain.

10. Subsequent Events

We have evaluated subsequent events through March 12, 2026, the date these interim financial statements were issued.

On March 6, 2026, our Board declared a quarterly cash dividend of $0.20 per share to be paid on April 29, 2026, to shareholders of record on April 1, 2026.

On March 9, 2026, Mission Produce filed a Registration Statement on Form S-4 with the SEC relating to the proposed merger between the Company and Mission Produce.

We evaluated these matters as subsequent events and determined that no adjustment to our interim financial statements as of and for the three months ended January 31, 2026 was required.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the interim financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as amended.

Recent Developments

Merger with Mission Produce

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as amended, on January 14, 2026, the Company, Mission Produce and certain of Mission Produce’s subsidiaries entered into the Merger Agreement. There have been no material changes to the terms of the Merger Agreement during the three months ended January 31, 2026. On March 9, 2026, Mission Produce filed a Registration Statement on Form S-4 with the SEC that includes a joint proxy statement of the Company and Mission Produce and a prospectus of Mission Produce relating to the proposed transaction.

Dividends

On January 28, 2026, we paid a dividend of $0.20 per share, or an aggregate of $3.6 million to shareholders of record on January 13, 2026. On March 9, 2026, the Board declared a quarterly cash dividend of $0.20 per share to be paid on April 29, 2026, to shareholders of record on April 1, 2026.

Supply Chain Disruptions

In February 2026, the Mexican avocado industry temporarily paused certain operations following a security-related event in the state of Jalisco. In response to the situation, U.S. government officials directed U.S. Department of Agriculture personnel supporting the avocado export program to limit certain field activities and remain at authorized packinghouse locations while continuing to oversee fruit inspections and related program protocols. As a result of the broader industry pause, operations at our facility in Mexico were temporarily suspended for approximately one day. The disruption did not have a material impact on our operations or financial results to date.

Critical Accounting Estimates

In preparing our financial statements in accordance with GAAP, we are required to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, and costs and expenses that are reported in the interim financial statements and accompanying disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates and assumptions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

There have been no material changes in our critical accounting estimates during the three months ended January 31, 2026, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for our fiscal year ended October 31, 2025, as amended.

Results of Operations

Net sales

The following table summarizes our net sales by business segment for each of the three months ended January 31, 2026 and 2025 (in thousands):

	Three months ended January 31,
	2026	Change	2025
Net sales:
Fresh	$104,687	(25)%	$139,795
Prepared	17,515	20%	14,590
Total net sales	$122,202	(21)%	$154,385

As a percentage of sales:
Fresh	86%		91%
Prepared	14%		9%
	100%		100%

Summary

Net sales for the three months ended January 31, 2026, decreased by $32.2 million, or 21%, compared to the same period in fiscal 2025, to $122.2 million. This decrease was driven primarily by a 35% decrease in price per avocado carton, partially offset by a 17% increase in avocado carton volume and a 20% year-over-year increase in Prepared segment sales, primarily due to increased sales volumes.

We remain focused on expanding grower partnerships and strengthening relationships with retail and foodservice customers to support long-term net sales growth across both segments. Our Fresh and Prepared businesses are subject to seasonal trends, which may impact the volume and quality of raw materials sourced in any given quarter.

Fresh products

First Quarter 2026 vs. First Quarter 2025

Net sales for the Fresh segment decreased by approximately $35.1 million, or 25%, for the three months ended January 31, 2026 compared to the same period in fiscal 2025. The decrease was primarily driven by lower avocado sales.

●	Avocado sales decreased by $28.9 million, or 23%, due to a 35% decrease in average selling price per carton, which was partially offset by a 17% increase in carton volume. Average prices were lower year over year, primarily due to increased industry supply, including higher export volumes from Mexico, which placed downward pressure on market prices.

●	Tomato sales decreased by $6.1 million, or 48%, primarily due to a 22% decline in carton volume and a 33% decrease in average selling price. The decline was primarily attributable to adverse weather conditions affecting supply and quality, elevated industry supply levels, and weaker market demand during the period, which collectively contributed to lower volumes and pricing.

Prepared products

First Quarter 2026 vs. First Quarter 2025

Net sales for the Prepared segment increased by $2.9 million, or 20%, for the three months ended January 31, 2026, compared to the same period in fiscal 2025. The increase was primarily driven by a 21% increase in pounds sold of guacamole and related products, partially offset by a 1% decrease in average selling price per pound. Growth reflected expanded sales to existing customers and meaningful new customer wins across retail and foodservice customers in both domestic and international markets. Net sales also included a $0.8 million favorable adjustment to sales allowances based on recent claims experience and customer mix.

Gross profit

The following table summarizes our gross profit and gross profit percentages by business segment for the three months ended January 31, 2026, and 2025 (in thousands):

	Three months ended January 31,
	2026	Change	2025
Gross profit:
Fresh	$10,313	(15)%	$12,137
Prepared	4,871	36%	3,591
Total gross profit	$15,184	(3)%	$15,728

Gross profit percentages:
Fresh	10%		9%
Prepared	28%		25%
Consolidated	12%		10%

Summary

Our cost of goods sold consists primarily of ingredient costs (including fruit and other food products), packing materials, freight and handling, labor, and overhead (including depreciation) associated with packing, distributing, and/or preparing food products, as well as other direct expenses related to products sold.

Gross profit decreased by approximately $0.5 million, or 3%, for the three months ended January 31, 2026, compared to the corresponding period in fiscal 2025. The decrease primarily reflects lower gross profit in the Fresh segment resulting from lower avocado and tomato pricing, partially offset by higher gross profit in the Prepared segment driven by increased sales volumes, lower fruit input costs, and improved operating efficiencies.

Fresh products

Gross profit decreased by approximately $1.8 million, or 15% for the Fresh segment declined in the three months ended January 31, 2026, primarily due to lower pricing in avocados and tomatoes, as well as reduced tomato volumes.

●	Avocado gross profit decreased by approximately $2.0 million, or 18%, reflecting a 35% lower average selling price compared to the prior year as industry supply increased during the period, which exerted downward pressure on industry pricing and per-unit margins.

●	Tomato gross profit decreased by approximately $0.3 million, or 29%, driven by a 22% decline in carton volume and lower average selling prices. Market conditions during the quarter reflected freeze related disruptions in U.S. growing regions that impacted production and freight logistics, while favorable weather in

Mexico contributed to elevated industry supply. These factors, together with weaker demand, collectively pressured volumes and pricing.

Prepared products

Prepared segment gross profit increased 36% to $4.9 million, driven primarily by higher sales volumes and improvement in unit profitability. Gross profit per pound for the Prepared segment increased by approximately 12% in the three months ended January 31, 2026 compared to the corresponding period in fiscal 2025, reflecting higher sales volumes and a favorable adjustment to sales allowances of approximately $0.8 million based on recent claims experience and customer mix.

Selling, general and administrative

	Three months ended January 31,
	2026	Change	2025

	(Dollars in thousands)
Selling, general and administrative	$16,401	59%	$10,287
Percentage of net sales	13%		7%

Selling, general, and administrative (“SG&A”) expenses totaled $16.4 million for the three months ended January 31, 2026. These expenses consist primarily of legal and consulting fees, marketing and advertising costs, sales expenses (including broker commissions), and other general and administrative costs.

SG&A expenses for the three months ended January 31, 2026 increased by $6.1 million, or 59%, compared to the corresponding period in fiscal 2025. The increase was primarily driven by $4.9 million of M&A-related costs associated with the pending merger with Mission Produce and higher stock-based compensation of approximately $1.8 million. SG&A also included approximately $1.1 million of other non-recurring costs, consisting primarily of $0.6 million related to a claim under California’s Private Attorneys General Act (“PAGA”) associated with our former Fresh Cut business, which was divested in the fourth fiscal quarter of 2024, and $0.5 million of onboarding and transition costs associated with recent senior leadership changes. These increases were partially offset by approximately $0.8 million of lower professional fees, including a reduction in insurance expense.

Foreign currency gain (loss)

	Three months ended January 31,
	2026	Change	2025

	(Dollars in thousands)
Foreign currency gain (loss)	$2,590	(369)%	$(962)

Our foreign operations in Mexico are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency of our foreign subsidiaries in Mexico is the United States dollar (“USD”). As a result, monetary assets and liabilities are remeasured into USD at exchange rates as of the balance sheet date and non-monetary assets, liabilities and equity are remeasured at historical rates. Sales and expenses are remeasured using a weighted-average exchange rate for the period.

Due to the change in the Mexican peso to the USD exchange rates, foreign currency remeasurement gains, net of losses, for the three months ended January 31, 2026, were $2.6 million. Foreign currency remeasurement losses, net of gains for the three months ended January 31, 2025, were $1.0 million.

Income (loss) from unconsolidated entities

	Three months ended January 31,
	2026	Change	2025

	(Dollars in thousands)
Income (loss) from unconsolidated entities	$(544)	(163)%	$862

Income (loss) from unconsolidated entities includes our participation in earnings or losses from our investments in Don Memo. For the three months ended January 31, 2026 and 2025, we realized a loss of $0.5 million and a gain of $0.9 million from Don Memo.

Provision for income taxes

	Three months ended January 31,
	2026	Change	2025

Provision for income taxes	$473	(62)%	$1,255
Effective tax rate	26%		26%

The effective tax rates for each of the three months ended January 31, 2026 and 2025 were 26%. Our effective tax rates for the three months ended January 31, 2026 and January 31, 2025 differ from the U.S. federal statutory rate of 21% due to the U.S. state tax and foreign tax rate differential in Mexico.

Liquidity and Capital Resources

Cash used in operating activities was $8.7 million for the three months ended January 31, 2026, compared to cash used in operating activities of $4.4 million for the corresponding period in fiscal 2025. The cash used in operating activities during the three months ended January 31, 2026 was primarily driven by $13.5 million of cash used by changes in operating assets and liabilities, partially offset by net income of $0.8 million and $4.0 million of non-cash adjustments.

Changes in operating assets and liabilities primarily reflected an increase in inventories of $4.2 million, an increase in prepaid expenses and other current assets of $1.4 million, an increase in advances to suppliers of $2.2 million, an increase in accounts payable, accrued expenses and other liabilities of $4.0 million, and an increase in payable to growers of $4.3 million, partially offset by an increase in income taxes payable of $0.1 million and an increase in other assets of $5.0 million.

The increase in our inventory as of January 31, 2026, compared to October 31, 2025, was primarily driven by higher inventory volumes of Mexican avocados, partially offset by lower average fruit costs during the period. The increase in our prepaid and other current assets is primarily due to timing of prepayments. The increase in advances to suppliers is mainly due to pick and pack expenses paid to our consignment growers at the start of the tomato season. The decrease in accounts payable, accrued expenses and other liabilities is primarily related to the timing of payments. The decrease in payable to growers is mostly due to lower tomato volumes.

Cash used in investing activities was $0.8 million for the three months ended January 31, 2026, compared to cash used in investing activities of $0.3 million for the corresponding period in fiscal 2025. Cash used in investing activities relates principally to purchases of property, plant, and equipment.

Cash used in financing activities was $4.0 million for the three months ended January 31, 2026, compared to cash used in financing activities of $3.8 million for the corresponding period in fiscal 2025. Cash used in financing activities relates principally to payments of $3.6 million in dividends, payments on long-term obligations of $0.2 million and the payment of minimum withholding of taxes on the net settling of shares of $0.2 million.

Our principal sources of liquidity are our existing cash reserves, cash generated from operations, and amounts available for borrowing under our Credit Facility (as defined below). Cash and cash equivalents as of January 31, 2026 and October 31, 2025, totaled $47.7 million and $61.2 million. Our working capital at January 31, 2026 was $83.6 million, compared to $89.0 million at October 31, 2025.

We believe that our cash balance, cash flows from operations, availability under our Credit Facility (as defined below), and other sources will be sufficient to satisfy our capital expenditures, working capital needs, and other operating requirements for at least the next 12 months. Longer-term capital allocation decisions, including capital expenditures, may be affected by the timing and completion of the pending merger with Mission Produce.

We maintain a credit agreement with Wells Fargo Bank, N.A. providing for a revolving credit facility of up to $75.0 million, which matures on June 26, 2028 (as amended, the “Credit Facility”).

Borrowings under the revolving facility are asset-based and subject to a borrowing base calculation based on eligible accounts receivable and inventory, less applicable reserves. In December 2025, we removed the equipment component of the borrowing base given we were not borrowing on the Credit Facility and the administrative burden associated with the blanket lien over our vehicles. This reduced our availability under the facility by approximately $1.3 million.

Borrowings bear interest at either a base rate or Standard Overnight Financing Rate plus an applicable margin. The applicable margin ranges from 0.50% to 1.50% for the Revolving Loans, depending on the rate selected.

As of January 31, 2026, we were in compliance with the financial covenants in the Credit Facility. As of January 31, 2026, approximately $32.1 million was available for borrowing, based on our borrowing base calculation discussed above.

The weighted-average interest rate under the Credit Facility was 7.3% at January 31, 2026.  Under the Credit Facility, there were no amounts outstanding related to the revolving loans or term loan as of January 31, 2026.

In March 2025, our Board authorized a stock repurchase program of up to $25 million. While no shares have been repurchased to date under this program, the timing and volume of repurchases will depend on market conditions, our capital allocation priorities, and other strategic considerations.

Contractual Commitments

There have been no other material changes to our contractual commitments from those previously disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2025, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended October 31, 2025, as amended.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2026. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to Note 6 of the interim financial statements included in this Quarterly Report on Form 10-Q for information.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2025, as amended, and as supplemented by our Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2026.  There have been no material changes from the risk factors set forth in such Annual Report on Form 10-K and Quarterly Report on Form 10-Q. However, the risks and uncertainties that we face are not limited to those set forth in such Annual Report on Form 10-K and Quarterly Report on Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

ITEM 5. OTHER INFORMATION

(a) None

(b) None

(c) Trading Plans

During the quarter ended January 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

2.1**

Agreement and Plan of Merger and Reorganization dated as of February 20, 2001 between Calavo Growers, Inc. and Calavo Growers of California. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 333-59418 filed by the Registrant on April 24, 2001).

10.1†

Offer Letter, dated November 11, 2025, between the Company and B. John Lindeman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on November 13, 2025).

10.2†

Agreement dated December 8, 2025 by and between Calavo Growers, Inc. and Lecil E. Cole (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 12, 2025).

10.3†	Form of Executive Retention Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed by the Registrant on March 2, 2026).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH#	Inline XBRL Schema Document

101.CAL#	Inline XBRL Calculation Linkbase Document

101.DEF#	Inline XBRL Definition Linkbase Document

101.LAB#	Inline XBRL Labels Linkbase Document

101.PRE#	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*

This certification is not deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

#

The following financial information from the Quarterly Report on Form 10-Q of Calavo Growers, Inc. for the quarter ended January 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Balance Sheets as of January 31, 2026 and October 31, 2025; (2) Consolidated Statements of Operations for the three months ended January 31, 2026 and 2025; (3) Consolidated Statements of Cash Flows for the three months ended January 31, 2026 and 2025; (4) Consolidated Statements of Shareholders’ Equity for the three months ended January 31, 2026 and 2025; (5) Notes to Consolidated Financial Statements; and (6) the information included in Part II, Item 5(c).

†	Identifies each management contract or compensatory plan or arrangement.

**

The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Calavo Growers, Inc. agrees to furnish a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2026.

Calavo Growers, Inc.
(Registrant)

Date: March 12, 2026
	By	/s/ B. John Lindeman
B. John Lindeman
Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2026
	By	/s/ James Snyder
James Snyder
Chief Financial Officer (Principal Financial Officer)